Form 10-K
period 1993-12-31
BAXTER INTERNATIONAL INC
filed 1994-03-21
CIK 10456

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

/X/        ANNUAL  REPORT PURSUANT TO SECTION  13 OR 15(D) OF THE  SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
           OR
/ /        TRANSITION REPORT PURSUANT TO  SECTION 13 OR  15(D) OF THE  SECURITIES EXCHANGE ACT  OF
           1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-4448

- --------------------------------------------------------------------------------

                                     [LOGO]
                           Baxter International Inc.

- --------------------------------------------------------------------------------

                   DELAWARE                                       36-0781620
             -------------------                        ------------------------------
            State of Incorporation                    I.R.S. Employer Identification No.

                 ONE BAXTER PARKWAY, DEERFIELD, ILLINOIS 60015
                                 (708) 948-2000
               --------------------------------------------------
               Address, including zip code, and telephone number,
              including area code, of principal executive offices
          Securities registered pursuant to Section 12(b) of the Act:

                                                                 NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                              WHICH REGISTERED
- ---------------------------------------------------------------  -----------------------------
Common stock, $1 par value                                       New York Stock Exchange
                                                                 Midwest Stock Exchange
                                                                 Pacific Stock Exchange
Preferred Stock Purchase Rights                                  New York Stock Exchange
(currently traded with common stock)                             Midwest Stock Exchange
                                                                 Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_    No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the per share closing sale price of $22.38 on March 1, 1994, and for the purpose of this computation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $6.1 billion.

    The number of shares of the registrant's common stock, $1 par value, outstanding as of March 1, 1994, was 276,729,809.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1993 annual report to stockholders and of the registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on April 29, 1994, described in the cross reference sheet and table of contents attached hereto are incorporated by reference in this report.

- --------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS
- --------------------------------------------------------------------------------

                                                                                PAGE NUMBER OR
                                                                               (REFERENCE) (1)
                                                                               ----------------
Item  1.   Business.
           (a) General Development of Business...............................          3(2)
           (b) Financial Information about Industry Segments.................          3(3)
           (c) Narrative Description of Business.............................          3(4)
           (d)  Financial Information  about Foreign  and Domestic Operations
                 and Export Sales............................................          8(5)
Item  2.   Properties........................................................          8
Item  3.   Legal Proceedings.................................................          8(6)
Item  4.   Submission of Matters to a Vote of Security Holders...............         13
Item  5.   Market for the Registrant's Common Equity and Related  Stockholder
             Matters.........................................................         14(7)
Item  6.   Selected Financial Data...........................................         14(8)
Item  7.   Management's  Discussion and  Analysis of  Financial Condition and
             Results of Operations...........................................         14(9)
Item  8.   Financial Statements and Supplementary Data.......................         14(10)
Item  9.   Changes in and  Disagreements with Accountants  on Accounting  and
             Financial Disclosure............................................         14
Item 10.   Directors and Executive Officers of the Registrant
           (a) Identification of Directors...................................         15(11)
           (b) Identification of Executive Officers..........................         15
           (c)  Compliance with Section 16(a)  of the Securities Exchange Act
             of 1934.........................................................         16(12)
Item 11.   Executive Compensation............................................           (13)
Item 12.   Security Ownership of Certain Beneficial Owners and Management....           (14)
Item 13.   Certain Relationships and Related Transactions....................           (15)
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...         17
           (a) Financial Statements..........................................         19
           (b) Reports on Form 8-K...........................................
           (c) Exhibits......................................................         29

- ------------------------
 (1) Information incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 1993 ("Annual Report") and the board of directors' proxy statement for use in connection with the Registrant's annual meeting of stockholders to be held April 29, 1994 ("Proxy Statement").
 (2) Annual Report, pages 53-67, section entitled "Notes to Consolidated Financial Statements" and pages 35-46, section entitled "Financial
       Review."
 (3) Annual Report, pages 65-66, section entitled "Notes to Consolidated Financial Statements -- Segment Information."
 (4) Annual Report, pages 35-46, section entitled "Financial Review" and pages 65-66, section entitled "Notes to Consolidated Financial Statements --
       Segment Information."
 (5) Annual Report, pages 65-66, section entitled "Notes to Consolidated Financial Statements -- Segment Information."
 (6) Annual Report, pages 61-64, section entitled "Notes to Consolidated Financial Statements -- Legal Proceedings."
 (7) Annual Report, page 67, section entitled "Notes to Consolidated Financial Statements -- Quarterly Financial Results and Market for the Company's
       Stock."
 (8) Annual Report, inside back cover, section entitled "Six-Year Summary of Selected Financial Data."
 (9) Annual Report, pages 35-46, section entitled "Financial Review."
(10) Annual Report, pages 48-67, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of
      Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity" and "Notes to Consolidated Financial Statements."
(11) Proxy Statement, pages 2-3, sections entitled "Board of Directors" and "Election of Directors."
(12) Proxy Statement, page 17, section entitled "Section 16 Reporting."
(13) Proxy Statement, pages 6-17, sections entitled "Compensation of Directors" and "Compensation of Named Executive Officers," and page 16, section entitled "Pension Plan and Excess Plan."
(14) Proxy Statement, pages 18-20, section entitled "Ownership of Company Securities."
(15) Proxy Statement, pages 10-11, section entitled "Mr. Tobin's Separation Agreement."

- --------------------------------------------------------------------------------

                                     [LOGO]

    Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015
- --------------------------------------------------------------------------------

                                     PART I
- --------------------------------------------------------------------------------

ITEM 1. BUSINESS.

(a) GENERAL DEVELOPMENT OF BUSINESS.

    Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, except as otherwise indicated in information incorporated by reference, "Baxter" means Baxter International Inc. and the "Company" means Baxter and its subsidiaries.

    The Company is engaged in the worldwide development, distribution and manufacture of a diversified line of products, systems and services used primarily in the health care field. Products are manufactured by the Company in 21 countries and sold in approximately 100 countries. Health care is concerned with the preservation of health and with the diagnosis, cure, mitigation and treatment of disease and body defects and deficiencies. The Company's more than 200,000 products are used primarily by hospitals, clinical and medical research laboratories, blood and dialysis centers, rehabilitation centers, nursing homes, doctors' offices and at home under physician supervision. The Company also distributes and manufactures a wide range of products for research and development facilities and manufacturing facilities.

    For information regarding acquisitions, investments in affiliates and divestitures, see the Company's Annual Report to Stockholders for the year ended December 31, 1993 (the "Annual Report"), page 54, section entitled "Notes to Consolidated Financial Statements -- Acquisitions, Investments in Affiliates, Divestitures and Discontinued Operations," which is incorporated by reference.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    Incorporated by reference from the Annual Report, pages 65-66, section entitled "Notes to Consolidated Financial Statements -- Segment Information."

(c) NARRATIVE DESCRIPTION OF BUSINESS.

Recent Developments

    In November 1993, the Company announced that its board of directors approved a series of strategic actions to improve shareholder value, to extend positions of leadership in health-care markets and to reduce costs. These actions are designed to make the Company's domestic medical/laboratory products and distribution segment more efficient and more responsive in addressing the sweeping changes occurring in the United States health-care system and accelerate growth of its medical specialties businesses worldwide. The Company recorded a $700 million pre-tax provision to cover costs associated with these restructuring initiatives.

    The actions include realigning the Company's United States sales organization; restructuring the distribution organization and investing in new systems to improve manufacturing and distribution efficiencies worldwide; seeking to divest its diagnostics-products manufacturing businesses and exiting selected non-strategic product lines in other businesses, as well as reducing corporate staff and layers of management to give business units more autonomy.

    These actions are expected to result in a reduction of the Company's worldwide work force by approximately 7 percent, or 4,500 positions, most of of which will occur over the next two to three years.

    The pre-tax restructuring charge of $700 million includes approximately $300 million for non-cash valuation adjustments as a result of the Company's decision to close facilities or exit non-strategic businesses and investments. The
Company expects to spend approximately $400 million in cash related to the restructuring programs described above, with most of that expended over the next two to three years. In return, the

Company expects to generate annual pre-tax savings of approximately $100 million in 1994, $200 million in 1995, $275 million in 1996, $325 million in 1997 and exceeding $350 million in 1998. Management anticipates that these savings will be partially invested in increased research and development spending and the Company's expansion into growing international markets.

    There is fundamental change occurring in the United States health-care system and significant change occurring in the Company's marketplace. Competition among all health-care providers is becoming much more intense as they attempt to gain patients on the basis of price, quality and service. Each is under pressure to decrease the total cost of health-care delivery, and therefore, is looking for ways to reduce materials handling costs, decrease supply utilization, increase product standardization per procedure, and to closely control capital expenditures. There has been increased consolidation in the Company's customer base and by its competitors and these trends are expected to continue. In recent years, the Company's overall price increases have been below the increases in the Consumer Price Index, and these industry trends may inhibit the Company's ability to increase its supply prices in the future.

    On November 30, 1992, Baxter paid a dividend to its common stockholders of all the common stock of Caremark International Inc., formerly a wholly-owned subsidiary of the Company.

Industry Segments

    The Company is a world leader in global manufacturing and distribution of health-care products and services for use in hospitals and other health-care and industrial settings. It offers a broad array of products and services. The Company announced a significant restructuring in the fourth quarter of 1993 designed to make the Company's domestic medical/laboratory products and distribution segment more efficient and more responsive in addressing the sweeping changes occurring in the United States health-care system and to accelerate growth of its medical specialties businesses worldwide. See "Recent Developments." As a consequence, the Company has redefined its industry segments to be consistent with its strategic direction and management process. The Company's operations are reported in the following two industry segments.

Medical Specialties

    The Company develops, manufactures and markets on a global basis highly specialized medical products for treating kidney and heart disease and blood disorders and for collecting and processing blood. These products include dialysis equipment and supplies; prosthetic heart valves and cardiac catheters; blood-clotting therapies; and machines and supplies for collecting, separating and storing blood. These products require extensive research and development and investment in worldwide distribution, marketing, and administrative infrastructure. The Company's International Hospital unit, which manufactures and distributes intravenous solutions and other medical products outside the United States is also included in this segment because it shares facilities, resources and customers with the other medical specialty businesses in several locations worldwide.

Medical/Laboratory Products and Distribution

    The Company manufactures medical and laboratory supplies and equipment, including intravenous fluids and pumps, diagnostic-testing equipment and reagents, surgical instruments and procedure kits, and a range of disposable and reusable medical products. These self-manufactured products, as well as a significant volume of third party manufactured medical products, are primarily distributed through the Company's extensive distribution system to United States hospitals, alternate-site care facilities, medical laboratories, and industrial and educational facilities.

    Information about operating results by segment is incorporated by reference from the Annual Report, pages 35-46, section entitled "Financial Review" and pages 65-66, section entitled "Notes to Consolidated Financial Statements -- Segment Information."

Joint Ventures

    The Company conducts a portion of its business through joint ventures, including a joint venture with Nestle, S.A. to develop, market and distribute clinical nutrition products worldwide. The Company also conducts a joint venture with International Business Machines Corporation to provide computer software and services to hospitals and other health-care providers. These joint ventures are accounted for under the equity method of accounting and therefore, are excluded from the two industry segments in which the Company operates.

Health Care Environment

    A decade ago, significant changes began taking place in the funding and delivery of health-care throughout the world. Continuing cost containment efforts by national governments and other health-care payors are restructuring health-care delivery systems; and accelerating cost pressures on hospitals are resulting in increased out-patient and alternate-site health-care service delivery and a focus on cost-effectiveness and quality. These forces increasingly shape the demand for, and supply of medical care.

    The changes in the United States market began when Congress adopted legislation to limit reimbursement for treatment of Medicare patients. The previous system reimbursed hospitals for the reasonable costs of services. Under the prospective reimbursement system, hospitals are reimbursed at a fixed rate based on the patient's particular diagnosis, regardless of actual costs incurred.

    Many private health-care payors have adopted similar reimbursement plans and are providing other incentives for consumers to seek lower cost care outside the hospital. Many corporations' employee health plans have been restructured to provide financial incentives for patients to utilize the most cost-effective forms of treatment (managed care programs, such as health maintenance organizations, have become more common); and physicians have been encouraged to provide more cost-effective treatments.

    With the change of administrations in Washington, and continuing throughout 1993, significant national attention is being focused on the costs and shortcomings of the United States' health-care financing and delivery system. Specifically, and as a result of this attention, the administration is in the process of proposing legislation aimed at restructuring health-care funding in the United States. Based on information presently available to the Company, there will be no material adverse impact upon the Company's business or financial condition if these measures are enacted. The Company continues to believe that its strategy of providing unmatched service to its health-care customers and achieving the best overall cost in its delivery of health-care products and services is compatible with any restructuring of the United States health-care system which may ultimately occur.

    The future financial success of suppliers, such as the Company, will depend on their ability to work with hospitals to help them enhance their competitiveness. The Company believes it can help hospitals achieve savings in the total supply system by automating supply-ordering procedures, optimizing distribution networks, improving materials management and achieving economies of scale associated with aggregating supply purchases.

Methods of Distribution

    The Company conducts its selling efforts through its subsidiaries and divisions. Many subsidiaries and divisions have their own sales forces and direct their own sales efforts. In addition, sales are made to independent distributors, dealers and sales agents. Distribution centers, which may serve more than one division, are stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales representatives, automated hospital communications via versions of the ASAP-R- automated purchasing system, circulation of catalogs and merchandising bulletins, direct mail campaigns, trade publications and advertising.

    The Company is expanding the use of versions of the ASAP system. These versions allow customers to order supplies directly using a telephone-linked terminal. The system can be tailored to individual customer needs, enabling hospitals, laboratories and other customers to order products in predetermined groupings, as well as individually. The ASAP system can also provide the customer with computerized price information and order confirmation.

    The Company's Corporate program provides large hospitals and multi-hospital systems with a single point of contact for all of the Company's products, services and special value-added programs. The Company is allied with other companies through its ACCESS-TM- program. Through this program, the Company provides its Corporate customers with products and services from leading companies in related industries which go beyond the Company's scope of proprietary product offerings. The Company maintains ACCESS alliances with a subsidiary of WMX Technologies, Inc. (formerly Waste Management of America, Inc.) for handling and disposal of medical waste; with Comdisco, Inc. for high technology asset management and contingency services; with Kraft Foodservice Inc., a subsidiary of Kraft General Foods, Inc., to distribute and market a broad array of hospital food service products; with the Graphics and Technology Group, a division of North American Paper Company; and with various divisions of Trammell Crow Company for facilities management and real estate planning services.

    The Company's ValueLink-R- hospital inventory management service is designed to deliver health-care products in ready-to-use packaging directly to individual hospital departments on a "just-in-time" basis. As of the end of 1993, 53 hospitals were participating in the Company's ValueLink program. With ValueLink services, hospitals reduce their inventories and the related warehousing costs for medical-surgical supplies and rely on the Company for frequent, standardized deliveries and improved service levels. The Company has distribution facilities across the United States to serve the nation's hospitals.

    In late 1991, the Company developed the Quality Enhanced Distribution Services-TM- program, reducing the time it takes for a hospital to receive and store supplies and to process accounts payable. Based on each customer's unique requirements, the Company's products are delivered in a manner which facilitates efficient processing of products and related documents by the hospital's personnel. As a result, many hospital customers have been able to reduce the amount of labor associated with the receipt and storage of supplies. As of the end of 1993, 724 Enhanced Distribution Services initiatives were serving United States hospital customers.

    International sales and distribution are made in approximately 100 countries either on a direct basis or through independent local distributors. International subsidiaries employ their own field sales forces in Australia, Austria, Belgium, Brazil, Canada, China, Colombia, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Poland, Portugal, Republic of Ireland, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom, Venezuela and Zimbabwe. In other countries, sales are made through independent distributors or sales agents.

Raw Materials

    Raw materials essential to the Company's business are purchased worldwide in the ordinary course of business from numerous suppliers. The vast majority of these materials are generally available, and no serious shortages or delays have been encountered. Certain raw materials used in producing some of the Company's products can be obtained only from a small number of suppliers.

    In some of these situations, the Company has long-term supply contracts with such suppliers, although it does not consider its obligations under such contracts to be material. The Company does not always recover cost increases through customer pricing due to contractual limits on such price increases. See "Contractual Arrangements."

Patents and Trademarks

    The Company owns a number of patents and trademarks throughout the world and is licensed under patents owned by others. While it seeks patents on new developments whenever feasible, the Company does not consider any one or more of its patents, or the licenses granted to or by it, to be essential to its business.

    Products manufactured by the Company are sold primarily under its own trademarks and trade names. Some products purchased and resold by the Company are sold under the Company's trade names while others are sold under trade names owned by its suppliers.

Competition

    The Company is a major factor in the distribution and manufacture of hospital and laboratory products and services and medical specialties. Although no single company competes with the Company in all of its industry segments, the Company is faced with substantial competition in all of its markets.

    Historically, competition in the health-care industry has been characterized by the search for technological and therapeutic innovations in the prevention, diagnosis and treatment of disease. The Company believes that it has benefited from the technological advantages of certain of its products. While others will continue to introduce new products which compete with those sold by the Company, the Company believes that its research and development effort will permit it to remain competitive in all presently material product areas.

    The changing health-care environment in recent years has led to increasingly intense competition among health-care suppliers. Competition is focused on price, service and product performance. Pressure in these areas is expected to continue. See "Health Care Environment." In part through the 1993 restructuring program, the Company continues to increase its efforts to minimize costs and better meet accelerating price competition. The Company believes that its cost position will continue to benefit from improvements in manufacturing technology and increased economies of scale. The Company continues to emphasize its investments in innovative technologies and the quality of its products and services.

Credit and Working Capital Practices

    The Company's debt ratings of A3 on senior debt by Moody's, A-by Standard & Poor's and A by Duff & Phelps were reaffirmed by each rating agency after the 1993 restructuring announcement. Standard & Poors and Duff & Phelps have indicated that continuation of these ratings in the future is dependent on the Company's successful implementation of the restructuring program announced in November 1993, and the reduction of its financial leverage which is expected to result from the planned divestiture of its diagnostics-products manufacturing businesses.

    Although the Company's credit practices and related working capital needs vary across industry segments, they are comparable to those of other market participants. Collection periods tend to be longer for sales outside the United States.

    Customers may return defective merchandise for credit or replacement. In recent years, such returns have been insignificant.

Quality Control

    The Company places great emphasis on providing quality products and services to its customers. An integrated network of quality systems, including control procedures that are developed and implemented by technically trained professionals, result in rigid specifications for raw materials, packaging materials, labels, sterilization procedures and overall manufacturing process control. The quality systems integrate the efforts of raw material and finished goods suppliers to provide the highest value to customers. On a statistical sampling basis, a quality assurance organization tests components and finished goods at different stages in the manufacturing process to assure that exacting standards are met.

Research and Development

    The Company is actively engaged in research and development programs to develop and improve products, systems and manufacturing methods. These activities are performed at 35 research and development centers located around the world and include facilities in Australia, Belgium, Germany, Italy, Japan, Malaysia, Malta, the Netherlands, Switzerland, the United Kingdom and the United States. Expenditures for Company-sponsored research and development activities were $337 million in 1993, $317 million in 1992 and $288 million in 1991.

    The Company's research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product lines. For example, many product categories benefit from the Company's research effort as applied to the human body's circulatory systems. In addition, research relating to the performance and purity of plastic materials has resulted in advances that are applicable to a large number of the Company's products. Principal areas of strategic focus for research are treatments for kidney failure, blood disorders and cardiovascular disease.

Government Regulation

    Most products manufactured or sold by the Company in the United States are subject to regulation by the Food and Drug Administration ("FDA"), as well as by other federal and state agencies. The FDA regulates the introduction and advertising of new drugs and devices as well as manufacturing procedures, labeling and record keeping with respect to drugs and devices. The FDA has the power to seize adulterated or misbranded drugs and devices or to require the manufacturer to remove them from the market and the power to publicize relevant facts. From time to time, the Company has removed products from the market that were found not to meet acceptable standards. This may occur in the future. Similar product regulatory laws are found in most other countries where the Company does business.

    Environmental policies of the Company mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection. Various non-material capital expenditures for environmental protection were made by the Company during 1993 and similar expenditures are planned for 1994. See
Item 3. -- "Legal Proceedings."

Employees

    As of December 31, 1993, the Company employed approximately 60,400 people, including approximately 35,500 in the United States and Puerto Rico.

Contractual Arrangements

    A substantial portion of the Company's products are sold through contracts with purchasers, both international and domestic. Some of these contracts are for terms of more than one year and include limits on price increases. In the case of hospitals, clinical laboratories and other facilities, these contracts may specify minimum quantities of a particular product or categories of products to be purchased by the customer.

(d)  FINANCIAL  INFORMATION ABOUT  FOREIGN  AND DOMESTIC  OPERATIONS  AND EXPORT
SALES.

    International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action.

    Financial information is incorporated by reference from the Annual Report, pages 65-66, section entitled "Notes to Consolidated Financial Statements -- Segment Information."

- --------------------------------------------------------------------------------

ITEM 2. PROPERTIES.

    The Company owns or has long-term leases on substantially all of its major manufacturing facilities. The Company maintains 48 manufacturing facilities in the United States, including nine in Puerto Rico, and also manufactures in Australia, Belgium, Brazil, Canada, Colombia, Costa Rica, the Dominican Republic, France, Germany, Italy, Japan, Malaysia, Malta, Mexico, the Netherlands, Republic of Ireland, Singapore, Spain, Switzerland and the United Kingdom. Many of the major manufacturing facilities are multi-product and manufacture items for both of the Company's industry segments.

    The Company owns or operates 98 distribution centers in the United States and Puerto Rico and 55 located in 22 foreign countries. Many of these facilities handle products for both of the Company's industry segments.

    The Company maintains a continuing program for improving its properties, including the retirement or improvement of older facilities and the construction of new facilities. This program includes improvement of manufacturing facilities to enable production and quality control programs to conform with the current state of technology and government regulations. Capital expenditures were $516 million in 1993, $537 million in 1992 and $503 million in 1991. In addition, the Company added to the pool of equipment leased or rented to customers, spending $89 million in 1993, $103 million in 1992 and $89 million in 1991.

    The Company's facilities are suitable for their respective uses and, in general, are adequate for the Company's current needs.

- --------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS.

    As of December 31, 1993, the Company was a defendant, together with other defendants, in 3,445 lawsuits and had 1,425 pending claims from individuals, all of which seek damages for injuries allegedly caused by silicone mammary prostheses ("mammary implants") manufactured by the American Heyer-

Schulte division of American Hospital Supply Corporation ("American"). The Company's responsibility for mammary implants results from the American Heyer-Schulte division of American which manufactured these products from 1974 until 1984, at which time the products and related assets were sold to Mentor Corporation. American retained the product liability responsibility for products sold before the divestiture, and that responsibility was assumed by a subsidiary of the Company as part of its 1985 acquisition of American. The Company has not manufactured or sold this product since 1984 nor does it have any of the product in its inventory.

    The typical case or claim alleges that the individual's mammary implants caused one or more of a wide range of ailments, including non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sjogren's Syndrome, dermatomyositis, polymyositis, and chronic fatigue. The comparable number of cases and claims was 137 as of December 31, 1991 and 1,612 as of December 31, 1992. In 1991, 76 cases and claims were disposed of; in 1992, 309 cases and claims were disposed of; and in 1993, 634 cases and claims were disposed of.

    Continuing publicity and action taken by the U.S. Food and Drug Administration limiting the use of gel-filled silicone mammary implants has caused a significant increase in the number of product liability cases concerning these products brought against the Company. In addition to the individual suits against the Company, a class action on behalf of all women with mammary implants filed against all manufacturers of such implants has been conditionally certified and is pending in the United States District Court for the Northern District of Alabama (DANTE, ET AL., V. DOW CORNING, ET AL., U.S.D.C., N. Dist., Ala., 92-2589; part of IN RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL 926, (U.S.D.C., N. Dist. Ala., CV 92-P-10000-S)). Another class action has been certified and is pending in state court in Louisiana (SPITZFADDEN, ET AL., V. DOW CORNING CORP., ET AL., Dist. Ct., Parish of Orleans, 92-2589). Baxter also has been named in three purported additional class actions, none of which is currently certified. (BARCELLONA, ET AL., V. DOW CORNING, ET AL., U.S.D.C., Mich., 9300 72045 DT and MOSS, ET AL., V. DOW CORNING, ET AL., U.S.D.C., Minn., 92-P-10560-S, both of which have been transferred to and are part of IN RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL-926 for discovery purposes, and DOE, ET AL., V. INAMED CORPORATION, ET AL., Circuit Ct., Dade County, Fla, 92-07034.) A suit seeking class certification on behalf of all residents of the Province of Ontario, Canada, who received Heyer-Schulte implants has also been filed (BURKE, V. AMERICAN HEYER-SCHULTE, ET AL., Ontario Prov. Court, Gen. Div., 15981/93.)

    Additionally, the Company has been served with a purported class action brought on behalf of children allegedly exposed to silicone in utero and through breast milk. (FEUER, ET AL., V. MCGHAN, ET AL., U.S.D.C., E. Dist. N.Y., 93-0146.) The suit names all mammary implant manufacturers as defendants and seeks to establish a medical monitoring fund.

    These implant cases and claims generally raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Many of the cases and claims are at very preliminary stages, and the Company has not been able to obtain information sufficient to evaluate each case and claim.

    There also are issues concerning which of the Company's insurers is responsible for covering each matter and the extent of the Company's claims for contribution against third parties. The Company believes that a substantial portion of the liability and defense costs related to mammary implant cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. Most of the Company's insurers have reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. The Company has been, and will continue to be, engaged in active negotiations with its insurers concerning coverages and the potential settlement described below. Also, some of the mammary implant cases pending against the Company seek punitive damages and compensatory damages arising out of alleged intentional torts. Depending on policy language, applicable law and agreements with insurers, the damages awarded pursuant to such claims may or may not be covered, in whole or in part, by insurance. On February 7, 1994, the Company filed suit against all of the insurance companies which issued product liability policies to American, American Heyer-Schulte and Baxter for a declaratory judgment that: the policies cover each year of injury or claim, the Company may choose among multiple coverages; coverage begins with the date of implant; and legal fees and punitive damages are covered.

    Representatives of the plaintiffs and defendants in these cases have negotiated a global settlement of the issues under the jurisdiction of the Court in the DANTE, ET AL. V. DOW CORNING, ET AL. case. The monetary provisions of the settlement proposal providing compensation for all present and future plaintiffs and claimants based on a series of specific funds and scheduled medical conditions have been agreed upon by most of the significant defendants and representatives of the plaintiffs. Under the proposal, the total of all of the specific funds, which would be paid-in and made available over approximately thirty years following final approval of the settlement by the Courts, is capped at $4.75 billion. The settling defendants have agreed to fund $4 billion of this amount. The Company's share of this settlement has been established by the settlement negotiations at $556 million. This settlement is subject to a series of court proceedings, including a court review of its fairness, and the opportunity for individual plaintiffs and claimants to elect to remove themselves from the settlement ("opt-out"). At present, the Company is not able to estimate the nature and extent of its potential future liability with respect to opt-outs.

    In the fourth quarter of 1993, the Company accrued $556 million for its estimated liability resulting from a potential global settlement of the mammary implant class action and recorded a receivable for estimated insurance recovery of $426 million, resulting in a net charge of $130 million. The reserves for the settlement do not include any provisions for opt-outs and are in addition to the general reserves for the mammary implant cases discussed below.

    In connection with its acquisition of American, the Company had established reserves at the time of the merger for product liability, including mammary implant cases and claims. At December 31, 1993, the reserve allocated to mammary implant cases and claims was approximately $42 million. Based on current information, management believes that this reserve represents the Company's minimum net exposure in connection with future mammary implant cases and claims beyond the effect of the global settlement described above.

    Upon resolution of any of the uncertainties concerning these cases, the Company may ultimately incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the Company's net income in the period in which it is recorded, management believes that any outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position.

    As of December 31, 1993, the Company was a defendant, together with other defendants, in 121 lawsuits, and has one pending claim, in the United States and Canada involving individuals who have hemophilia, or their representatives. Those cases and claim seek damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII and IX derived from human blood plasma processed and sold by the Company. Furthermore, 58 lawsuits seeking damages based on similar allegations are pending in Ireland and Japan.

    The typical case or claim alleges that the individual with hemophilia was infected with HIV by infusing Factor VIII or Factor IX concentrates ("Factor Concentrates") containing HIV. The total number of cases and claims asserted against the Company as of December 31, 1991, was 16, and as of December 31, 1992, was 52. In 1991, 11 cases and claims were disposed of; in 1992, 9 cases and claims were disposed of; and in 1993, 11 cases and claims were disposed of.

    In addition to the individual suits against the Company, a purported class action was filed on September 30, 1993, on behalf of all U.S. residents with hemophilia (and their families) who were treated with Factor Concentrates and who allegedly are infected with HIV as a result of the use of such Factor Concentrates. This lawsuit was filed in the United States District Court for the Northern District of Illinois (WADLEIGH, ET AL., V. RHONE-POULENC RORER, ET AL., U.S.D.C., N. Dist., Ill. 93C 5969). A state-wide class action also has been filed on behalf of all New Jersey residents with hemophilia and HIV. (D.K., ET AL., V. ARMOUR PHARMACEUTICAL COMPANY, ET AL., Sup. Ct., Middlesex County, N.J., L8134-93.) Neither class action has yet been certified.

    Many of the cases and claims are at very preliminary stages, and the Company has not been able to obtain information sufficient to evaluate each case and claim. In most states, the Company's potential liability is limited by laws which provide that the sale of blood or blood derivatives, including Factor Concentrates, is not the sale of a "good," and thus is not covered by the doctrine of strict liability. As a result, each claimant will have to prove that his or her injuries were caused by the Company's negligence. The WADLEIGH case alleges that the Company was negligent in failing: to use available purification technology; to promote research and development for product safety; to withdraw Factor Concentrates once it knew or should have known of viral contamination of such concentrates; to screen plasma donors properly; to recall contaminated Factor Concentrates; and to warn of risks known at the time the product was used. The Company denies these allegations and will file a challenge to the class proceedings later in 1994. The Company is not able to estimate the nature and extent of its potential or ultimate future liability with respect to these cases and claims, but as a result of settlement discussions and opinions of litigation counsel, has established the reserve described below.

    The Company believes that a substantial portion of the liability and defense costs related to anti-hemophilic factor concentrates cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. Most of the Company's insurers have reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. Zurich Insurance Co., one of the Company's comprehensive general liability insurance carriers, on February 1, 1994, filed a suit against the Company seeking a declaratory judgment that the policies it had issued do not cover the losses that the Company has notified it of for a number of reasons, including that Factor Concentrates are products, not services, and are, therefore, excluded from the policy coverage, and that the Company has failed to comply with various obligations of tender, notice, and the like under the policies. On February 8, 1994, the Company filed suit against all of the insurance companies which issued comprehensive general liability and product liability policies to the Company for a declaratory judgment that the policies for all of the excess carriers covered both products and services. In that suit, the Company also sued Zurich for failure to defend it and Zurich and Columbia Casualty Company for failure to indemnify it.

    The Company is engaged in notifying its insurers concerning coverages and the potential settlement discussed below. Also, some of the anti-hemophilic factor concentrates cases pending against the Company seek punitive damages and compensatory damages arising out of alleged intentional torts. Depending on policy language, applicable law and agreements with insurers, the damages awarded pursuant to such claims may or may not be covered, in whole or in part, by insurance. Accordingly, the Company is not currently in a position to estimate the amount of its potential future recoveries from its insurers, but has estimated its recovery with respect to the reserves it has established.

    The National Hemophilia Foundation ("NHF") asked the U.S. commercial producers of anti-hemophilic factor concentrates (Alpha Therapeutics, Armour Pharmaceuticals, Baxter Healthcare Corporation and Miles Laboratories) to provide $1.5 billion as part of a fund for HIV positive hemophiliacs. The Company and some of the other producers made a counter-proposal that the NHF rejected. The Company is vigorously defending each of the cases and claims against it. At the same time, it is likely that the Company will continue to seek ways to resolve pending and threatened litigation concerning these issues through a negotiated resolution.

    In Canada, the provincial governments created a settlement fund to which all of the fractionators, including the Company, have contributed. The Company's contribution to the fund was approximately $3 million. Those Canadian claimants who avail themselves of this fund must sign releases in favor of the Company against further litigation. The period in which to file a claim against the fund expired on March 15, 1994.

    In the fourth quarter of 1993, the Company accrued $131 million for its estimated worldwide liability for litigation and settlement expenses involving anti-hemophilic Factor Concentrate cases, and recorded a receivable for insurance coverage of $83 million, resulting in a net charge of $48 million. The expense of the Canadian settlement is covered by this reserve.

    Upon resolution of any of the uncertainties concerning these cases, or if the Company, along with the other defendants, enters into a comprehensive settlement of the class actions described above, the Company may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the Company's net income in the period in which it is recorded, management believes that any outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position.

    Most of the individuals who served as directors of American in 1985, including Mr. Cathcart and Ms. Evans, who currently are directors of the Company, are defendants in a pending lawsuit filed as a derivative action. LEWIS
V. BAYS, ET AL. was filed on March 23, 1990, in the Circuit Court of Cook County, Illinois. The plaintiffs allege breach of fiduciary duty claims relating to American's buyout of an agreement with Hospital Corporation of America ("HCA") in connection with the Company's merger with American in 1985. In November 1992, the Board of Directors appointed a special litigation committee consisting of three current directors of the Company who were neither directors of the Company nor American at the time of the merger.

    The special litigation committee was appointed to determine the best interests of the Company relating to this lawsuit, which seeks $200 million in damages from the individual defendants and HCA as well as other relief. On August 9, 1993, counsel for the special litigation committee filed a motion with the Court to dismiss this case on the basis that there is no merit to the claims against any defendant and that pursuing this litigation is not in the best interests of the Company or its stockholders. The proceedings on this motion have been stayed while the parties discuss the possibility of resolving the case without further court proceedings.

    On January 14, 1994, the parties in this case filed with the court a Memorandum of Understanding which provides a basis for resolving the case. The parties have undertaken proceedings necessary to demonstrate the fairness of the proposed settlement. It is anticipated that these actions will be completed by April 1994, following which the parties expect to sign a settlement agreement and present it to the court for approval. Management believes that the terms of any possible resolution will have not have a material adverse effect on the Company's results of operations or consolidated financial position.

    At the start of 1993, the Company was a defendant in patent litigation brought by Scripps Clinic and Research Foundation ("Scripps") and Rhone-Poulenc Rorer, Inc. (formerly Rorer Group, Inc.) ("Rorer") in which the plaintiffs alleged that the Company's monoclonal anti-hemophilic Factor VIII and its recombinant Factor VIII infringed a patent originally owned by Scripps and subsequently licensed to Rorer. Trial of this litigation before a judge without a jury was concluded in 1992. Before a ruling on the trial was received, the Company entered into a worldwide settlement of the litigation with Scripps and Rorer. The settlement agreement required Baxter to pay $105 million to Rorer to settle claims relating to certain anti-hemophilic Factor VIII products manufactured and sold prior to January 1, 1993. As part of this agreement, Baxter was also granted a non-exclusive sub-license for future use of the related patents. This license agreement is royalty-bearing when used in conjunction with the Company's monoclonally purified and Recombinant Factor VIII products.

    Baxter Healthcare Corporation ("BHC") has been named as a defendant in a purported class action on behalf of all medical and dental personnel in the State of California who suffered allergic reactions to natural rubber latex gloves and other protective equipment or who have been exposed to natural rubber latex products. (KENNEDY, ET AL., V. BAXTER HEALTHCARE CORPORATION, ET AL., Sup. Ct., Sacramento Co., Cal., #535632.) The case, which was filed in August 1993, alleges that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. BHC filed a demurrer to the compliant, which was granted, and the Complaint was dismissed with leave to file an amended complaint. The amended complaint was filed in December 1993, and BHC has filed a demurrer to the Amended Complaint. Management believes that the outcome of this matter will not have a material adverse effect on the Company's results of operations or consolidated financial position.

    On August 13, 1993, the Company received a notice from the Department of Veterans Affairs ("DVA") suspending it from competing for, or receiving, new contracts with any agency within the Executive Branch of the Federal Government on the basis of the Company's guilty plea to an information charging it with one count of violating the Anti-boycott Statute by providing information to Arab League Boycott Officials. On the same day, the Company's subsidiary, BHC, received a notice from the DVA suspending it on the basis of the Company's plea, its commonality of management with, and its ownership by, the Company, and its alleged misrepresentation concerning the status of products on its Federal Supply Schedule Contracts with the government.

    On the same day, Vernon R. Loucks Jr., chairman and chief executive officer of the Company, and James R. Tobin, the former president and chief operating officer of the Company, each received notices from the DVA proposing their individual debarments from competing for, or receiving, contracts on the basis of the Company's plea and on the assertion that each knew or should have known of the actions of the Company and its former senior vice president, secretary, and general counsel, G. Marshall Abbey, recited in the plea agreement. Mr. Abbey also received a notice of proposed debarment from the DVA.

    On December 21, 1993, the Company and the DVA reached an agreement to settle these proceedings. As a result, the Company and BHC were immediately reinstated as federal contractors by the DVA, and the suspensions imposed in August 1993, were lifted. The settlement agreement between Baxter, BHC, Messrs. Loucks and Tobin, and the DVA resolved all civil and administrative disputes involved in the suspension proceeding. The DVA also terminated debarment proceedings against Loucks and Tobin. As a part of the settlement, BHC agreed to provide the agency with $2.8 million in financial consideration over three years for past, present and future costs associated with the suspension proceedings, and establish a service center dedicated exclusively to federal accounts and staffed by customer-service representatives who will receive training emphasizing government-contracting regulations and federal procurement requirements. The payment and actions agreed to by Baxter, BHC, Messrs. Loucks and Tobin, and the DVA did not constitute an admission of liability or wrongdoing.

    All of the individuals who served as directors of the Company as of September 1, 1993, as well as Lester B. Knight, executive vice president of the Company, are named as defendants in a pending lawsuit ostensibly filed as a "demand excused" derivative action. SEIGEL V. LOUCKS, ET AL., was filed September 15, 1993, in the Court of Chancery in New Castle County, Delaware Cir. Ct., New Castle Co., Del., Cir. Act #13130. On October 24, 1993, a substantially identical complaint was filed in the same court by Bartholomew J. Millano. The two complaints have been consolidated. The plaintiffs allege, among other things, that the directors failed to oversee management in connection with actions which are the basis for the dispute between the Company and the DVA which are described above, failed to prevent such actions, and failed to create a compliance program to prevent or detect such actions. The complaint seeks to recover alleged damages incurred by the Company as the result of lost sales due to the proposed debarment discussed above, as well as the compensation paid to Messrs. Gantz, Knight, Loucks and Tobin since 1991. The Company and its directors have filed motions to dismiss the suit, have answered the complaint and have filed a counterclaim seeking to permanently bar and enjoin the plaintiff from prosecuting this case because her claims have been disposed of and barred in a prior suit against the Company.

    The Company has been named as a potentially responsible party for unsettled claims for cleanup costs at 18 hazardous waste sites. The Company was a significant contributor to waste disposed on only one of these sites, the Thermo-Chem site in Muskegon, Michigan. The company expects that the total cleanup costs for this site will be between $37 million and $82 million, of which the Company's share will be approximately $5 million. This amount has been reserved and reflected in the Company's financial statements.

    In all of the other sites, the Company was a minor contributor and, therefore, does not have information on the total cleanup costs. The Company has, however, in most of these cases been advised by the potentially responsible party of its roughly estimated exposure at these sites. Those estimated exposures total approximately $5 million.

    The Company is a defendant in a number of other claims, investigations and lawsuits. Based on the advice of counsel, management does not believe that the other claims, investigations and lawsuits individually or in the aggregate, will have a material adverse effect on the Company's operations or its consolidated financial condition.

- --------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II
- --------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    Incorporated by reference from the Annual Report, page 67, section entitled "Notes to Consolidated Financial Statements -- Quarterly Financial Results and Market for the Company's Stock."

- --------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA.

    Incorporated by reference from the Annual Report, inside back cover, section entitled "Six-Year Summary of Selected Financial Data."

- --------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Incorporated by reference from the Annual Report, pages 35-46, section entitled "Financial Review." Also incorporated by reference is the section of this Form 10-K, Part I captioned "Recent Developments," "Health Care Environment" and "Legal Proceedings" on pages 3 to 4, 5 and 9 to 13, respectively.

- --------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Incorporated by reference from the Annual Report, pages 48-67, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," and "Notes to Consolidated Financial Statements."

- --------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

- --------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

a)  IDENTIFICATION OF DIRECTORS

    Incorporated by reference from the board of directors' proxy statement for use in connection with Baxter's annual meeting of stockholders to be held on April 29, 1994 (the "Proxy Statement"), pages X-X, sections entitled "Board of Directors" and "Election of Directors."

b)  IDENTIFICATION OF EXECUTIVE OFFICERS

    Following are the names and ages of the executive officers of Baxter International Inc. as of February 28, 1994, their positions with it and summaries of their backgrounds and business experience. All executive officers are elected or appointed by the board of directors and hold office until the next annual meeting of directors and until their respective successors are elected and qualified. The annual meeting of directors is held after the annual meeting of stockholders.

    WILLIAM B. GRAHAM, age 82, has been senior chairman of the board of directors since 1985. Mr. Graham became president of the Company in 1953 and chief executive officer in 1960 and continued in these positions until 1971. From 1971 to 1980 he was chairman of the board and chief executive officer, and thereafter he served as chairman until he became senior chairman.

    VERNON R. LOUCKS JR., age 59, has been chairman of the board of directors since 1987 and chief executive officer of Baxter since 1980. Mr. Loucks was first elected an officer of Baxter in 1971.

    LESTER B. KNIGHT, age 35, has been an executive vice president of Baxter since 1992, and a vice president since 1990. Mr. Knight previously was president of a division of a subsidiary of Baxter, and prior to that was employed in various management capacities with the same subsidiary. Mr. Knight is the son of Charles F. Knight, a director of Baxter.

    TONY L. WHITE, age 47, has been an executive vice president of Baxter since 1992, and a vice president since 1986, when he was first elected an officer.

    HENRY R. AUTRY, age 45, has been senior vice president and chief administrative officer of Baxter since 1993. Mr. Autry previously was president of a division of a subsidiary of Baxter. Before joining the Company, Mr. Autry was vice president of international sales at Federal Express Corporation.

    HARRY M. JANSEN KRAEMER, JR., age 39, has been senior vice president and chief financial officer of Baxter since 1993. Mr. Kraemer previously was the vice president of finance and operations for a subsidiary of Baxter. Prior to that he was employed as controller, group controller, and president of various divisions of subsidiaries of Baxter.

    ARTHUR F. STAUBITZ, age 54, has been senior vice president, secretary and general counsel of Baxter since 1993. Mr. Saubitz previously was vice president/general manager of the ventures group of a subsidiary of Baxter. Prior to that he was senior vice president, secretary and general counsel of Amgen, Inc. Prior to that he was a vice president of a Baxter subsidiary, and prior to that he was a vice president and deputy general counsel of Baxter.

    BARBARA Y. MORRIS, age 48, has been a senior vice president of Baxter since 1992. Ms. Morris was first elected an officer of Baxter in 1986.

    HERBERT E. WALKER, age 59, has been senior vice president of Baxter since 1993. Mr. Walker previously was vice president of human resources of a division of a subsidiary of Baxter.

    DALE A. SMITH, age 62, has been a group vice president of Baxter since 1979, when he was first elected an officer.

    RONALD H. ABRAHAMS, age 51, has been a vice president of Baxter since 1990. Mr. Abrahams previously was vice president -- quality assurance and regulatory affairs of a subsidiary of Baxter.

    DAVID J. AHO, age 44, has been a vice president of Baxter since 1989. Mr. Aho previously was vice president of government affairs of a subsidiary of Baxter.

    JAMES H. TAYLOR, JR., age 55, has been a vice president of Baxter since 1992. Mr. Taylor previously was the general manager of operations of a division of a subsidiary of Baxter, and prior to that was vice president of manufacturing of that division.

    BRIAN P. ANDERSON, age 43, has been the controller of Baxter since 1993. Mr. Anderson previously was the vice president of corporate audit of a subsidiary of Baxter, and prior to that was a partner in the international accounting firm of Deloitte & Touche.

    LAWRENCE D. DAMRON, age 47, has been treasurer of Baxter since 1992. Mr. Damron previously was a vice president and controller of a division of a subsidiary of Baxter, and prior to that was the corporate auditor of another subsidiary. Prior to that, he was vice president and controller of a division of that subsidiary.

c)  COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

    Incorporated by reference from Proxy Statement, page 17, section entitled "Section 16 Reporting."

- --------------------------------------------------------------------------------

                                    PART IV

- --------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this report:

      (a)  Financial Statements                                                 Location
           FINANCIAL STATEMENTS REQUIRED BY ITEM 8 OF THIS FORM
           Consolidated Balance Sheets                                  Annual Report, page 49
           Consolidated Statements of Income                            Annual Report, page 50
           Consolidated Statements of Cash Flows                        Annual Report, page 51
           Consolidated Statements of Stockholders' Equity              Annual Report, page 52
           Notes to Consolidated Financial Statements                   Annual Report, page
                                                                        53-66
           Report of Independent Accountants                            Annual Report, page 48
           SCHEDULES REQUIRED BY ARTICLE 12 OF REGULATION S-X
           Report of  Independent Accountants  on Financial  Statement  page 18
           Schedules
       II  Amounts  Receivable from Related  Parties and Underwriters,  page 19
           Pro- moters, and Employees other than Related Parties
        V  Property, Plant and Equipment                                page 20
       VI  Accumulated  Depreciation  and  Amortization  of  Property,  page 21
           Plant and
           Equipment
     VIII  Valuation and Qualifying Accounts                            page 22
       IX  Short-Term Borrowings                                        page 23
        X  Supplementary Income Statement Information                   page 24
           All  other  schedules  have been  omitted  because  they are  not  applicable  or not required.
      (b)  Reports on Form 8-K
           A report on  Form 8-K,  dated October  27, 1993, was  filed with  the Securities  and
           Exchange Commission ("SEC") under Item 5, Other Events, to file a press release which announced the signing of a five-year agreement.
           A  report on Form 8-K, dated November 16, 1993,  was filed with the SEC under Item 5,
           Other Events, to file a press release which announced adoption of a plan of strategic actions to improve stockholder value, among other matters.
           A report on Form 8-K, dated December 22,  1993, was filed with the SEC under Item  5,
           Other  Events, to file a press release  which announced the lifting of a governmental suspension.
           A report on Form 8-K, dated December 27,  1993, was filed with the SEC under Item  5,
           Other  Events, to file a press release which announced the resignations of an officer and director, as well as another director.
      (c)  Exhibits required by  Item 601 of  Regulation S-K  are listed in  the Exhibit  Index, which is incorporated herein by reference.

- --------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

- --------------------------------------------------------------------------------

Board of Directors
BAXTER INTERNATIONAL INC.

    Our audits of the consolidated financial statements referred to in our report dated February 10, 1994 appearing on page 48 of the 1993 Annual Report to Stockholders of Baxter International Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE
Chicago, Illinois
February 10, 1994

                                                                     SCHEDULE II
- --------------------------------------------------------------------------------

AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

(In thousands of dollars)

- --------------------------------------------------------------------------------

                                                                                    DEDUCTIONS                BALANCE AT
                                                   BALANCE AT                ------------------------      CLOSE OF PERIOD
                                                    BEGINNING                  AMOUNTS      AMOUNTS    ------------------------
                 NAME OF DEBTOR                     OF PERIOD    ADDITIONS    COLLECTED   WRITTEN OFF    CURRENT     LONG-TERM
- ------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:
  Robert Kleinert (B)                               $       9    $      --    $       9    $      --    $      --    $      --
  Douglas Berg (C)                                         --          127           --           --          127           --
- -------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1992:
  V. Gordon Clemens, Jr. (A)                        $     385    $      --    $     385    $      --    $      --    $      --
  Danny Ray Haynes (A)                                    460           --          460           --           --           --
  Robert Kleinert (B)                                     225           --          216           --            9           --
- -------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1991:
  V. Gordon Clemens, Jr. (A)                        $     385    $      --    $      --    $      --    $      --    $     385
  Danny Ray Haynes (A)                                    460           --           --           --           --          460
  Robert Kleinert (B)                                      --          225           --           --          225           --
- -------------------------------------------------------------------------------------------

(A) Amounts represent mortgages to former employees of Caremark Inc. As part of the spin-off from Baxter on November 30, 1992, these loans were allocated to Caremark International Inc.
(B) Amount represents mortgage to an employee of a division of the Company. The loan was at the prime interest rate.
(C) Amount represents a relocation loan to an employee of a division of the Company. No interest is charged on this loan. This loan will be repaid during 1994, when a prior residence is sold.

                                                                      SCHEDULE V
- --------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT

(In millions of dollars)

- --------------------------------------------------------------------------------

                                                         BALANCE AT                                 OTHER      BALANCE AT
                                                          BEGINNING    ADDITIONS                 CHANGES-ADD     END OF
CLASSIFICATION                                            OF PERIOD     AT COST    RETIREMENTS   (DEDUCT)(A)     PERIOD
- ------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:
  Land                                                    $     195    $       6    $      --     $       2     $     203
  Buildings and leasehold improvements                          976           10          (12)           77         1,051
  Machinery and other equipment                               2,298          138         (122)          194         2,508
  Equipment leased or rented to customers                       343           89          (33)           (9)          390
  Construction in progress                                      397          362           (5)         (415)          339
- -------------------------------------------------------------------------------------------
        Total                                             $   4,209    $     605    $    (172)    $    (151)    $   4,491
                                                         -----------       -----        -----         -----    -----------
                                                         -----------       -----        -----         -----    -----------
- -------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1992:
  Land                                                    $     196    $       2    $      (3)    $      --     $     195
  Buildings and leasehold improvements                          947           17          (23)           35           976
  Machinery and other equipment                               2,102          130         (151)          217         2,298
  Equipment leased or rented to customers                       274          103          (27)           (7)          343
  Construction in progress                                      319          388           (1)         (309)          397
- -------------------------------------------------------------------------------------------
        Total                                             $   3,838    $     640    $    (205)    $     (64)    $   4,209
                                                         -----------       -----        -----         -----    -----------
                                                         -----------       -----        -----         -----    -----------
- -------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1991:
  Land                                                    $     184    $       1    $      --     $      11     $     196
  Buildings and leasehold improvements                          915           13          (10)           29           947
  Machinery and other equipment                               1,915          134          (80)          133         2,102
  Equipment leased or rented to customers                       207           89          (20)           (2)          274
  Construction in progress                                      208          355           (2)         (242)          319
- -------------------------------------------------------------------------------------------
        Total                                             $   3,429    $     592    $    (112)    $     (71)    $   3,838
                                                         -----------       -----        -----         -----    -----------
                                                         -----------       -----        -----         -----    -----------
- -------------------------------------------------------------------------------------------

(A) Property, plant and equipment of acquired or divested companies, foreign currency translation adjustments and reclassification of assets.

                                                                     SCHEDULE VI
- --------------------------------------------------------------------------------

ACCUMULATED DEPRECIATION AND AMORTIZATION OF
PROPERTY, PLANT AND EQUIPMENT

(In millions of dollars)

- --------------------------------------------------------------------------------

                                                        BALANCE AT    CHARGED TO                     OTHER      BALANCE AT
                                                         BEGINNING     COSTS AND                  CHANGES-ADD     END OF
CLASSIFICATION                                           OF PERIOD     EXPENSES     RETIREMENTS   (DEDUCT)(A)     PERIOD
- ------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:
  Buildings and leasehold improvements                   $     235    $      47(B)   $      (6)    $     (13)    $     263
  Machinery and other equipment                              1,155          344(B)        (102)          (42)        1,355
  Equipment leased or rented to customers                      172           73            (24)           (3)          218
- -------------------------------------------------------------------------------------------
        Total                                            $   1,562    $     464      $    (132)    $     (58)    $   1,836
                                                        -----------       -----          -----           ---    -----------
                                                        -----------       -----          -----           ---    -----------
- -------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1992:
  Buildings and leasehold improvements                   $     220    $      32      $     (14)    $      (3)    $     235
  Machinery and other equipment                              1,097          231           (156)          (17)        1,155
  Equipment leased or rented to customers                      134           60            (19)           (3)          172
- -------------------------------------------------------------------------------------------
        Total                                            $   1,451    $     323      $    (189)    $     (23)    $   1,562
                                                        -----------       -----          -----           ---    -----------
                                                        -----------       -----          -----           ---    -----------
- -------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1991:
  Buildings and leasehold improvements                   $     199    $      33      $      (5)    $      (7)    $     220
  Machinery and other equipment                              1,007          207            (91)          (26)        1,097
  Equipment leased or rented to customers                      101           45            (13)            1           134
- -------------------------------------------------------------------------------------------
        Total                                            $   1,307    $     285      $    (109)    $     (32)    $   1,451
                                                        -----------       -----          -----           ---    -----------
                                                        -----------       -----          -----           ---    -----------
- -------------------------------------------------------------------------------------------

(A)  Accumulated   depreciation   of   divested   companies,   foreign  currency
     translation adjustments and reclassification of assets.
(B)  Includes amounts provided for by the restructuring charge.

The estimated lives used in determining depreciation and amortization are as follows:

                                                         20 to 44
Buildings and leasehold improvements                       years
Machinery and other equipment                          3 to 20 years
Equipment leased to customers                          1 to 5 years

                                                                   SCHEDULE VIII
- --------------------------------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS

(In millions of dollars)

- --------------------------------------------------------------------------------

                                                                                 ADDITIONS
                                                                       ------------------------------
                                                         BALANCE AT     CHARGED TO      CHARGED TO                    BALANCE AT
                                                        BEGINNING OF     COSTS AND         OTHER        DEDUCTIONS      END OF
DESCRIPTION                                                PERIOD        EXPENSES       ACCOUNTS(A)    FROM RESERVES    PERIOD
- ------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:
  Accounts receivable                                     $      29      $       8       $      --       $      (5)    $      32
                                                                                                --
                                                                                                --
                                                                ---            ---                             ---           ---
                                                                ---            ---                             ---           ---
- -------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1992:
  Accounts receivable                                     $      27      $       6       $       1       $      (5)    $      29
                                                                                                --
                                                                                                --
                                                                ---            ---                             ---           ---
                                                                ---            ---                             ---           ---
- -------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1991:
  Accounts receivable                                     $      27      $      12       $      (1)      $     (11)    $      27
                                                                                                --
                                                                                                --
                                                                ---            ---                             ---           ---
                                                                ---            ---                             ---           ---
- -------------------------------------------------------------------------------------------

(A) Valuation accounts of acquired or divested companies and foreign currency translation adjustments. Reserves are deducted from assets to which they apply.

                                                                     SCHEDULE IX
- --------------------------------------------------------------------------------

SHORT-TERM BORROWINGS

(In millions of dollars)

- --------------------------------------------------------------------------------

                                                                                        MAXIMUM        AVERAGE       WEIGHTED
                                                                        WEIGHTED        AMOUNT         AMOUNT         AVERAGE
                                                            BALANCE      AVERAGE      OUTSTANDING    OUTSTANDING   INTEREST RATE
CATEGORY OF AGGREGATE                                      AT END OF    INTEREST      DURING THE     DURING THE     DURING THE
SHORT-TERM BORROWINGS                                       PERIOD       RATE(C)       PERIOD(D)      PERIOD(E)      PERIOD(F)
- ------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:
  Notes payable to banks                                   $     271          4.2%     $     574      $     448           5.1%
                                                                             --
                                                                             --
                                                           ---------                       -----          -----         ---
                                                           ---------                       -----          -----         ---
  Commercial paper                                         $     833          3.5%     $     931      $     589           4.8%
  Short-term notes                                         $     467          3.5%     $     722      $     587           4.8%
  Reclassified to long-term debt(A)                        $  (1,000)
                                                           ---------
  Balance classified as short-term(B)                      $     300
                                                           ---------
                                                           ---------
- -------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1992:
  Notes payable to banks                                   $     351          5.0%     $     461      $     325           6.6%
                                                                             --
                                                                             --
                                                           ---------                       -----          -----         ---
                                                           ---------                       -----          -----         ---
  Commercial paper                                         $     475          3.9%     $     664      $     612           5.2%
  Short-term notes                                         $     465          4.0%     $     720      $     613           5.2%
  Reclassified to long-term debt(A)                        $    (830)
                                                           ---------
  Balance classified as short-term(B)                      $     110
                                                           ---------
                                                           ---------
- -------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1991:
  Notes payable to banks                                   $     263          7.6%     $     286      $     259          10.7%
                                                                             --
                                                                             --
                                                           ---------                       -----          -----         ---
                                                           ---------                       -----          -----         ---
  Commercial paper                                         $     676          5.4%     $     676      $     527           6.7%
  Short-term notes                                         $     445          5.5%     $     549      $     508           6.7%
  Reclassified to long-term debt(A)                        $  (1,121)
                                                           ---------
  Balance classified as short-term(B)                      $       0
                                                           ---------
                                                           ---------
- -------------------------------------------------------------------------------------------
Refer to "Notes to consolidated Financial Statement -- Credit Facilities" of the 1993 annual report to Stockholders.

(A) At December 31, 1993, 1992 and 1991, this amount of commercial paper and short-term notes has been classified with long-term debt as it is supported by long-term credit facilities and will continue to be refinanced.
(B) Amounts included in current maturities of long-term debt and lease obligations at December 31, 1993, 1992 and 1991.
(C) Calculated as the average interest rate of outstanding debt obligations as of the end of the period.
(D) Maximum amount outstanding calculated for each category using month-end balances during the period. Maximum combined short-term borrowings were $1,932, $1,660 and $1,417 million for 1993, 1992 and 1991, respectively.
(E) Calculated using month-end balances during the period for notes payable to banks and the daily balances for commercial paper and short-term notes.
(F) Calculated by dividing the interest expense for the year for such borrowings by the average amounts outstanding during the period.

                                                                      SCHEDULE X
- --------------------------------------------------------------------------------

SUPPLEMENTARY INCOME STATEMENT INFORMATION

(In millions of dollars)

- --------------------------------------------------------------------------------

                                                                       Year ended December 31,
- -------------------------------------------------------------------------------------------
Item                                                                 1993       1992       1991
- -------------------------------------------------------------------------------------------
Charged to costs and expenses:
  Maintenance and repairs                                          $     111  $     115  $     108
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
  Depreciation and amortization of intangible assets,
   preoperating costs, and similar deferrals                       $     132  $     124  $     126
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
- -------------------------------------------------------------------------------------------

Amounts charged to (1) taxes other than payroll and income taxes, (2) royalties, and (3) advertising costs, have been omitted since each is less than 1% of net sales.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BAXTER INTERNATIONAL INC.

                                          By:      /S/  VERNON R. LOUCKS JR.
                                          --------------------------------------
                                                      Vernon R. Loucks Jr.
                                                   CHAIRMAN OF THE BOARD AND
                                                    CHIEF EXECUTIVE OFFICER
Date: March 21, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


(i)        Principal Executive Officer:
           /S/  VERNON R. LOUCKS JR.
           -------------------------------------
                    Vernon R. Loucks Jr.
              DIRECTOR, CHAIRMAN OF THE BOARD
                AND CHIEF EXECUTIVE OFFICER
(ii)       Principal Financial Officer:
           /S/  HARRY M. JANSEN KRAEMER, JR.
           -------------------------------------
                Harry M. Jansen Kraemer, Jr.
                 SENIOR VICE PRESIDENT AND
                  CHIEF FINANCIAL OFFICER
(iii)      Controller:
           /S/  BRIAN P. ANDERSON
           -------------------------------------
                     Brian P. Anderson
                         CONTROLLER
(iv)       A Majority of the Board of Directors:
           SILAS S. CATHCART
           DAVID C.K. CHIN, M.D.
           JOHN W. COLLOTON
           SUSAN CROWN
           JAMES D. EBERT
           MARY JOHNSTON EVANS
           FRANK R. FRAME
           DAVID W. GRAINGER
           MARTHA R. INGRAM
           GEORGES C. ST. LAURENT, JR.
           FRED L. TURNER
By:        /S/  VERNON R. LOUCKS JR.
           -------------------------------------
                    Vernon R. Loucks Jr.
               DIRECTOR AND ATTORNEY-IN-FACT

- --------------------------------------------------------------------------------

                                   APPENDICES

                                                DESCRIPTION                                                     PAGE
- -----------------------------------------------------------------------------------------------------------     -----
Computation of Primary Earnings per Common Share (Exhibit 11.1)                                                      30
Computation of Fully Diluted Earnings per Common Share (Exhibit 11.2)                                                31
Computation of Ratio of Earnings to Fixed Charges (Exhibit 12)                                                       32
Subsidiaries of the Company (Exhibit 21)                                                                             33

- --------------------------------------------------------------------------------

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

                                         NUMBER AND DESCRIPTION OF EXHIBIT
- -------------------------------------------------------------------------------------------------------------------
 3.        Certificate of Incorporation and Bylaws
           3.1*       Restated Certificate of Incorporation, filed as exhibit 3.1 to the Company's annual report on
                       Form 10-K for the year ended December 31, 1990, file number 1-4448 (the "1990 Form 10-K").
           3.2*       Certificate of Designation of Series A Junior Participating Preferred Stock, filed under  the
                       Securities  Act of 1933 as  exhibit 4.3 to the Company's  registration statement on Form S-8
                       (No. 33-28428).
           3.3*       Bylaws (as amended), filed as  exhibit 3.3 to the Form  10-Q for the quarter ended  September
                       30, 1993, file number 1-4448.
 4.        Instruments defining the rights of security holders, including indentures
           4.1*       Indenture for 4 3/4% Convertible Subordinated Debentures due January 1, 2001, filed under the
                       Securities  Act of 1933 as exhibit 2(d) to  the Company's registration statement on Form S-7
                       (No. 2-55622).
           4.2*       Indenture dated November 15,  1985 between the  Company and Bankers  Trust Company, filed  as exhibit  4.8 to the Company's current  report on Form 8-K dated  December 16, 1985, file no.
                       1-4448.
           4.3*       Amended and Restated Indenture dated November  15, 1985, between the Company and  Continental
                       Illinois  National Bank and Trust Company of Chicago, filed under the Securities Act of 1933 as exhibit 4.1 to the Company's registration statement on Form S-3 (No. 33-1665).
           4.4*       First Supplemental  Indenture to  Amended and  Restated Indenture  dated November  15,  1985, between  the Company and  Continental Illinois National  Bank and Trust  Company of Chicago,
                       filed under the  Securities Act  of 1933  as exhibit  4.1(A) to  the Company's  registration statement on Form S-3 (No. 33-6746).
           4.5*       Indenture  dated as of August  15, 1977, between the Company  and Midlantic National Bank, as supplemented, filed as exhibit 4.7 to the Company's annual report on Form 10-K for the  year ended December 31, 1985, file no. 1-4448 (the "1985 Form 10-K").
           4.6*       Fiscal and Paying Agency Agreement dated as of April 26, 1984, among American Hospital Supply
                       International  Finance N.V., the Company and The Toronto-Dominion Bank, as amended, filed as exhibit 4.9 to the 1985 Form 10-K.
           4.7*       Fiscal and Paying Agency  Agreement dated as  of November 15, 1984,  between the Company  and
                       Citibank,  N.A., as amended,  filed as exhibit 4.16  to the Company's  annual report on Form
                       10-K for the year ended December 31, 1987, file no. 1-4448 (the "1987 Form 10-K").
           4.8*       Specimen Medium-Term Note, filed as exhibit 4.10 to the 1985 Form 10-K.
           4.9*       Specimen Extendible Note, filed as exhibit 4.11 to the 1985 Form 10-K.

                                         NUMBER AND DESCRIPTION OF EXHIBIT
- -------------------------------------------------------------------------------------------------------------------
           4.10*      Specimen 13 1/8% Note, filed as exhibit 4.12 to the 1985 Form 10-K.
           4.11*      Specimen 9 5/8% Note, filed as exhibit 4.13 to the 1987 Form 10-K.
           4.12*      Specimen 8 7/8% Debenture, filed  as exhibit 4.2(a) to the  Company's current report on  Form
                       8-K dated June 15, 1988, file no. 1-4448.
           4.13*      Specimen  9 1/2% Note,  filed as exhibit 4.3(a)  to the Company's current  report on Form 8-K dated June 23, 1988, file no. 1-4448.
           4.14*      Specimen 9.85% Senior Note due 1993, filed as Annex A to exhibit 1.3 to the Company's current report on Form 8-K dated May 23, 1986, file no. 1-4448.
           4.15*      Specimen 9 1/4% Note,  filed as exhibit 4.3(a)  to the Company's current  report on Form  8-K dated September 13, 1989, file number 1-4448.
           4.16*      Specimen  9 1/4% Note,  filed as exhibit 4.3(a)  to the Company's current  report on Form 8-K dated December 7, 1989, file number 1-4448.
10.        Material Contracts
           10.1*      Employment Agreement between William B. Graham and the Company, filed as exhibit 10.1 to  the
                       1985 Form 10-K.
           10.2*      Form  of  Employment Agreement  signed by  listed executives,  field as  exhibit 19.4  to the
                       Company's quarterly  report on  Form 10-Q  for the  quarter ended  June 30,  1985, file  no.
                       1-4448.
           10.3       Amended  list of  executives listed in  exhibit 10.2 filed  as exhibit 10.3  to the Company's annual report on Form 10-K for the year ended December 31, 1991, file no. 1-4448 (the  "1991
                       Form 10-K").
           10.4*      Supplemental  retirement  agreement  and supplemental  retirement  benefit  agreement between
                       Robert J. Lambrix and the Company, filed as exhibit 10.16 to the Company's annual report  on
                       Form 10-K for the year ended December 31, 1986, file no. 1-4448 (the "1986 Form 10-K").
           10.5*      Form  of Indemnification Agreement entered into with directors and officers, filed as exhibit
                       19.4 to the  Company's quarterly report  on Form 10-Q  for the quarter  ended September  30,
                       1986, file no. 1-4448.
           10.6*      Stock  Option Plan of 1977 (as amended and  restated), filed as exhibit 19.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1984, file no. 1-4448.
           10.7*      1988 Long-Term Incentive Plan, filed as exhibit 10.12 to the 1987 Form 10-K.
           10.8*      1987-1989 Long-Term Performance Incentive Plan, filed as exhibit 10.15 to the 1986 Form 10-K.
           10.9*      1989 Long-Term Incentive Plan, filed as exhibit 10.12 to the Company's annual report on  Form
                       10-K for the year ended December 31, 1988, file no. 1-4448 (the "1988 Form 10-K").
           10.10*     Stock Option Plan Adopted July 25, 1988, filed as exhibit 10.13 to the 1988 Form 10-K.
           10.11*     1991 Officer Incentive Compensation Plan, filed as exhibit 10.11 to the 1990 Form 10-K.
           10.12*     Restricted  Stock Plan for  Non-Employee Directors, filed  as exhibit 10.16  to the 1988 Form
                       10-K.
           10.13*     Baxter International Inc. and Subsidiaries Incentive Investment Excess Plan, filed as exhibit
                       10.17 to the 1988 Form 10-K.
           10.14*     Baxter International Inc. and Subsidiaries Supplemental Pension Plan, filed as exhibit  10.18 to the 1988 Form 10-K.

                                         NUMBER AND DESCRIPTION OF EXHIBIT
- -------------------------------------------------------------------------------------------------------------------
           10.15*     Amendment  to Stock  Option Plan of  1977, filed as  exhibit 19.2 to  the Company's quarterly report on  Form  10-Q for  the  quarter  ended September  30,  1989, file  no.  1-4448  (the
                       "September, 1989 Form 10-Q").
           10.16*     Amendment  to Restricted Stock Plan for Non-Employee  Directors, filed as exhibit 19.3 to the
                       September, 1989 Form 10-Q.
           10.17*     Limited Rights Plan, filed as exhibit 19.6 to the September, 1989 Form 10-Q.
           10.18*     Amended and  Restated Restricted  Stock  Plan for  Non-Employee  Directors (1989),  filed  as exhibit 19.8 to the September, 1989 Form 10-Q.
           10.19*     Amendments to various stock option plans, including those listed as exhibits 10.7, 10.8, 10.9 and  10.10 above, regarding  disability, filed as  exhibit 19.9 to  the September, 1989 Form
                       10-Q.
           10.20*     Amendments to 1987-1989  Long-Term Performance  Incentive Plan and  1988 Long-Term  Incentive
                       Plan, filed as exhibit 19.10 to the September, 1989 Form 10-Q.
           10.21*     1987  Incentive Compensation Program, filed as exhibit C to the Company's proxy statement for use in connection with its May 13, 1987, annual meeting of stockholders, file no. 1-4448.
           10.22*     Rights Agreement between the Company and The First National Bank of Chicago, filed as exhibit
                       1 to a registration statement on Form 8-A dated March 21, 1989, file no. 1-4448.
           10.23*     Amendment to 1987 Incentive  Compensation Program, filed as  exhibit 19.1 to September,  1989
                       Form 10-Q.
           10.24*     Deferred Compensation Plan (1990), filed as exhibit 10.24 to the 1990 Form 10-K.
           10.25*     Restricted Stock Grant Terms and Conditions, filed as exhibit 10.25 to the 1991 Form 10-K.
           10.26*     Vernon  R. Loucks Restricted Stock Grant Terms and  Conditions, filed as exhibit 10.26 to the
                       1991 Form 10-K.
           10.27*     Deferred Compensation  Plan  (1990), as  amended  in 1992,  filed  as exhibit  10.27  to  the
                       Company's  Annual Report on Form 10-K for the  year ended December 31, 1992, file no. 1-4448
                       (the "1992 Form 10-K").
           10.28*     Restricted Stock Plan for Non-Employee Directors (as amended and restated in 1992), filed  as exhibit 10.28 to the 1992 Form 10-K.
           10.29*     1992 Officer Incentive Compensation Plan, filed as exhibit 10.29 to the 1992 Form 10-K.
           10.30*     1993 Officer Incentive Compensation Plan, filed as exhibit 10.30 to the 1992 Form 10-K.
           10.31      1994 Officer Incentive Compensation Plan.
           10.32      Separation Agreement: James R. Tobin.
           10.34*     Corporate Aviation Policy, filed as exhibit 10.33 to the 1992 Form 10-K.
           10.35*     Plan and Agreement of Reorganization Between Baxter and Caremark International Inc., filed as exhibit 10.34 to the 1992 Form 10-K.
11.        Statement re: computation of per share earnings.
           11.1       Computation of primary earnings per common share.
           11.2       Computation of fully diluted earnings per common share.
12.        Statements re: computation of ratios.
13.        1993  Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this annual report on Form 10-K).
21.        Subsidiaries of the Company.

                                         NUMBER AND DESCRIPTION OF EXHIBIT
- -------------------------------------------------------------------------------------------------------------------
23.        Consent of Price Waterhouse.
24.        Powers of Attorney.
28.*       Pro Forma Summary of Operations for  the year ended December 31, 1985,  filed as exhibit 28 to the  1990
            Form 10-K.

- ------------------------
*     Incorporated herein by reference.

                     (All other exhibits are inapplicable.)

                  Copies  of the above exhibits are available at a
              charge of 35 cents per page upon written request to the Stockholder Services Department, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois, 60015. Copies are also available at a charge of at least 25 cents per page from the Public Reference Section of the Securities and Exchange Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

                                     [LOGO]

    Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015