Form 10-Q
period 1994-03-31
BAXTER INTERNATIONAL INC
filed 1994-05-13
CIK 10456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   -------     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   -------     SECURITIES EXCHANGE ACT OF 1934

               For the transition period from      to
                                              ----    ----
               Commission file number 1-4448


                            BAXTER INTERNATIONAL INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      36-0781620
    ------------------------------                        ----------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

ONE BAXTER PARKWAY, DEERFIELD, ILLINOIS                      60015-4633
- - ---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)



                                 (708)  948-2000
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X         No
                                      -----         -----

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of April 30, 1994 the latest practicable date, was 277,148,631 shares.

                         PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Baxter International Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (Unaudited)

- - -------------------------------------------------------------------------------
 (In millions, except per share data)                       Three Months Ended
                                                                     March 31,
                                                        1994              1993
 Operations
   Net Sales                                          $2,193            $2,041

   Costs and expenses
     Cost of goods sold                                1,433             1,293
     Marketing and administrative expenses               440               435
     Research and development expenses                    76                78
     Settlement of patent litigation                       0               105
     Interest expense                                     56                52
     Interest income                                      (9)               (6)
     Goodwill amortization                                17                17
     Other                                                 6                12
- - -------------------------------------------------------------------------------
     Total costs and expenses                          2,019             1,986
- - -------------------------------------------------------------------------------

   Income before income taxes and cumulative
     effect of accounting changes                        174                55

   Income tax expense (benefit)                           43                (2)
- - -------------------------------------------------------------------------------
   Income before cumulative effect of accounting
     changes                                             131                57

   Cumulative effect of changes in accounting principles,
     net of income taxes                                   0                70
- - -------------------------------------------------------------------------------

   Net income                                           $131              $127
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

 Earnings per common share
   Operations                                          $0.47             $0.20
   Cumulative effect of changes in accounting
     principles                                         0.00              0.25
- - -------------------------------------------------------------------------------
   Net income                                          $0.47             $0.45
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

 Average number of common shares outstanding             277               278
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

- - -------------------------------------------------------------------------------------
(In millions, except shares)                            March 31,        December 31,
                                                             1994                1993
                                                      (Unaudited)
Current assets      Cash and equivalents                 $    472            $    479
                    Accounts receivable                     1,543               1,594
                    Notes and other current
                      receivables                             108                  82
                    Inventories                             1,800               1,772
                    Short-term deferred income taxes          335                 341
                    Prepaid expenses                          161                 154
                    -----------------------------------------------------------------
                    Total current assets                    4,419               4,422
- - -------------------------------------------------------------------------------------

Property,           At cost                                 4,534               4,491
plant and           Accumulated depreciation
equipment             and amortization                     (1,901)             (1,836)
                    -----------------------------------------------------------------
                    Net property, plant and equipment       2,633               2,655
- - -------------------------------------------------------------------------------------

Other assets        Goodwill and other intangibles          2,479               2,490
                    Non-current receivables                   191                 180
                    Insurance receivables                     509                 509
                    Investments in affiliates                 158                 180
                    Other                                     114                 109
                    -----------------------------------------------------------------
                    Total other assets                      3,451               3,468
- - -------------------------------------------------------------------------------------
Total assets                                              $10,503             $10,545
- - -------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------

Current
liabilities         Short-term debt                      $    913             $   822
                    Accounts payable and other
                      current liabilities                   1,994               2,111
                    -----------------------------------------------------------------
                    Total current liabilities               2,907               2,933
- - -------------------------------------------------------------------------------------

Long-term debt and lease obligations                        2,704               2,800
- - -------------------------------------------------------------------------------------
Long-term deferred income taxes                               209                 201
- - -------------------------------------------------------------------------------------
Long-term litigation liabilities                              674                 674
- - -------------------------------------------------------------------------------------
Other non-current liabilities                                 747                 752
- - -------------------------------------------------------------------------------------

Stockholders'       Common stock, $1 par value,
equity                authorized 350,000,000 shares,
                      issued 287,701,247 shares in
                      1994 and 1993                           288                 288
                    Additional contributed capital          1,878               1,883
                    Retained earnings                       1,513               1,452
                    Common stock in treasury, at cost,
                      10,724,042 shares in 1994 and
                      11,187,278 shares in 1993              (332)               (350)
                    Foreign currency adjustment               (85)                (88)
                    -----------------------------------------------------------------
                    Total stockholders' equity              3,262               3,185
- - -------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $10,503             $10,545
- - -------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)

- - -------------------------------------------------------------------------------------
Three months ended March 31, (in millions)                   1994                1993
(Brackets denote cash outflows)
Cash flow provided  Income from operations                   $131                $ 57
by operations       Adjustments
                      Depreciation and amortization           125                 117
                      Deferred income taxes                    14                 (14)
                      Asset dispositions, net (pre-tax)       (13)                 (3)
                      Provision for litigation                  0                 105
                      Other                                     3                   6
                    Changes in balance sheet items
                      Accounts receivable                      25                  63
                      Inventories                             (25)                (97)
                      Accounts payable and other
                        accrued liabilities                  (100)                (47)
                      Restructuring program payments          (24)                 (7)
                      Other                                    (9)                (15)
                      ---------------------------------------------------------------
                    Cash flow provided by operations          127                 165
                    -----------------------------------------------------------------
Investment          Capital expenditures (1)                  (86)                (93)
transactions        Acquisitions (net of cash received)
                      and investments in affiliates           (23)                (35)
                    Proceeds from asset dispositions           39                   0
                    -----------------------------------------------------------------
                    Investment transactions, net              (70)               (128)
- - -------------------------------------------------------------------------------------
Financing           Issuances of debt and lease
transactions          obligations                             402                 446
                    Redemption of debt and lease
                      obligations                            (506)               (246)
                    Increase in debt with maturities
                      of three months or less, net             96                 194
                    Common stock dividends                    (69)                (69)
                    Stock issued under employee
                      benefit plans                            13                  13
                    Purchase of treasury stock                  0                 (78)
                    -----------------------------------------------------------------
                    Financing transactions, net               (64)                260
- - -------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash
  and equivalents                                               0                  (5)
- - -------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                    (7)                292
Cash and equivalents at beginning of period                   479                  32
- - -------------------------------------------------------------------------------------
Cash and equivalents at end of period                        $472                $324
- - -------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------

(1) Includes additions to the pool of equipment leased or rented to customers.

See accompanying notes to condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries ("the Company" or "Baxter") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes included in the Company's 1993 Annual Report to Stockholders.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

INVENTORIES

Inventories consisted of the following (in millions):


                                              March 31,   December 31,
                                                   1994           1993
                                            (Unaudited)

               Raw materials                    $   242         $  238
               Work in process                      230            221
               Finished products                  1,328          1,313
                                                  -----          -----
                   Total inventories             $1,800         $1,772
                                                  -----          -----
                                                  -----          -----

LEGAL PROCEEDINGS

Please refer to "Part II - Item 1. Legal Proceedings" which begins on page 13 of this document for the status of cases and claims from individuals seeking damages for injuries allegedly caused by silicone gel-filled mammary prostheses manufactured by a division of American Hospital Supply Corporation. That section also discusses the status of lawsuits and claims involving individuals suffering with hemophilia, seeking damages for injuries allegedly caused by anti-hemophilic factor VIII and IX concentrates derived from human blood plasma processed and sold by the Company and other commercial producers.

JOINT VENTURES

In April 1994, Baxter entered an agreement to sell its interest in IBAX, a joint venture with International Business Machines which provides computer software and services to hospitals and other health-care providers. This agreement is consistent with the Company's program to exit selected non-strategic businesses.

Item. 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations


The Company's 1993 Annual Report to Stockholders ("ARS") contains management's discussion and analysis of financial condition and results of operations at and for the year ended December 31, 1993. In the ARS, management outlined its key financial objectives in 1994 which are summarized as follows:

* Improve operational cash flows (defined later in this report) from $275 million in 1993 to $450 million thereby allowing the Company to remain debt-neutral in 1994, after payment of dividends and all financing costs;

*  Grow sales and net earnings in the high single digit percentage range;

* Hold operating expenses flat for 1994 and 1995 and position Baxter to further reduce its expense ratio in the years beyond 1995;

* Reduce the Company's net debt to net capital ratio from approximately 50% at the end of 1993 to the mid 40's by the end of 1994, before considering the use of any proceeds from the divestiture of the Diagnostics manufacturing businesses; and

*  Complete the divestiture of Baxter's Diagnostics manufacturing businesses.

The following discussion and analysis describes management's progress toward the above objectives and material changes in the Company's financial condition since December 31, 1993. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results compares the three months ended March 31, 1994 with the corresponding period of 1993.

RESULTS OF OPERATIONS

First quarter net sales increased 7% to $2.2 billion. The following table shows net sales for each industry segment (unaudited):


- - -------------------------------------------------------------------------------
                                                                      Percent
Three months ended March 31, (in millions)         1994      1993    Increase

  Medical specialties                             $ 793     $ 742        7%
  Medical/laboratory products and distribution    1,400     1,299        8


- - -------------------------------------------------------------------------------
    Total net sales                              $2,193    $2,041        7%
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

Domestic sales for the first quarter of 1994 were approximately $1.6 billion, an increase of 8% over the comparable period in 1993. Sales from international markets in the first quarter were $574 million, representing a 6% increase over 1993. International sales growth in local currency was approximately 10% in the first quarter of 1994. Sales growth in both segments was generally attributable to normal market growth and increased market penetration in selected areas. The medical specialties segment also was adversely impacted by weaker foreign currency exchange rates.

The gross profit margin was 34.7% for the three months ended March 31, 1994, versus 36.6% for the similar period of 1993. This decline reflects pricing pressures on certain product lines, a heavier mix of lower-margin distributed products, and the voluntary market withdrawal of Gammagard, an immune globulin intravenous product. Gammagard-R-IGIV, an immune globulin intravenous product. In the second quarter of 1994, a new product, Gammagard-R- S/D was licensed for sale in the United States and Germany. This product was previously approved for sale in Sweden, Finland and Iceland. This product is the second generation of Gammagard-R- IGIV. Gammagard-R- S/D is treated with a solvent and two detergents known to inactivate viruses such as hepatitis B, hepatitis C and HIV.

Marketing and administrative expenses were 20.1% as a percent of sales for the quarter ended March 31, 1994, versus 21.3% for the same period in 1993. This decrease reflects improved expense leveraging as a result of initiatives taken in connection with the 1993 downsizing and restructuring programs. As mentioned above, the company expects to hold marketing and administrative expenses flat for the next two years and to further reduce the expense ratio over the next five years.

The following table shows research and development expenses for each industry segment (unaudited):

- - -------------------------------------------------------------------------------
Three months ended March 31, (in millions)                            Percent
                                                                     Increase
                                                   1994      1993  (Decrease)


   Medical specialties                              $56       $51        10%
   Medical/laboratory products and distribution      20        27       (26%)
- - -------------------------------------------------------------------------------
   Total research and development expenses           76        78        (3%)
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

Total company research and development expenses decreased 3% to $76 million for the three months ended March 31, 1994, as compared to the similar period of 1993, as a result of the Company's strategic review of research and development initiatives. Research and development expenses have increased in the medical specialties segment as the company continues to increase its investment in high-growth, strategic initiatives such as kidney transplants, Novacor and Blood Substitutes.

The operating results for the first quarter of 1993 included the effect of a worldwide settlement of patent litigation with Scripps Research Institute and Rhone-Poulenc Rorer, Inc. ("Rorer"), which required Baxter to pay $105 million to Rorer, and reduced earnings per share by $.23.

Interest expense increased $4 million to $56 million for the three months ended March 31, 1994, as compared to the same period ended March 31, 1993, primarily as a result of higher average debt levels partially offset by lower interest rates. Compared to the fourth quarter of 1993, interest expense decreased $3 million for the first quarter of 1994 as a result of lower interest rates primarily achieved through interest rate swaps.

Other non-operating income for the three months ended March 31, 1994, includes approximately $13 million (as compared to $3 million in the same period of 1993), in net gains associated with the disposal or discontinuance of minor, non-strategic business and investments.

Income before income taxes was $174 million for the three months ended March 31, 1994 versus $55 million for the comparable period of 1993. The following table shows income before income taxes for each industry segment (unaudited):

- - -------------------------------------------------------------------------------
Three months ended March 31, (in millions)                  1994        1993

   Medical specialties                                      $131         $42
   Medical/laboratory products and distribution              114          93
   General corporate and other                               (24)        (34)
   Interest - net                                            (47)        (46)
- - -------------------------------------------------------------------------------
   Total                                                    $174         $55
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

The increase in pre-tax income in the medical specialties segment for the three month period is primarily due to the reduction in the 1993 operating results for this segment as a result of the $105 million settlement of the patent litigation described above. The medical specialties segment was adversely impacted in 1994 by weaker foreign currency exchange rates and by the effect of the voluntary market withdrawal of Gammagard, discussed earlier. The medical/laboratory products and distribution segment's income before income taxes increased 22.6% for the first quarter as compared to the same period in 1993 as a result of higher sales volume and the benefits of cost containment measures implemented throughout 1993 and the first quarter of 1994. The net decrease in costs in general corporate and other for the three month period primarily reflects the effect of net gains associated with the disposal or discontinuance of minor, non-strategic business investments.

The effective tax rate for the first quarter was 24.7% versus 25.0% for the similar period in 1993 (excluding the tax effects from the patent litigation settlement described above). The decrease is primarily due to a larger proportion of earnings generated in partially exempt tax jurisdictions.

Income before cumulative effect of accounting changes was $131 million for the first quarter of 1994 versus $57 million in the comparable period of 1993. Earnings per common share from operations increased from 20 cents to 47 cents. As described above, the settlement of patent litigation reduced earnings per share in 1993 by 23 cents. Earnings per share, excluding the settlement of patent litigation in 1993, increased 9% from the prior year. This increase in 1994 reflects general growth in the Company's operations and improved expense control.

The 1993 benefit for the cumulative effect of adopting FASB Statement No. 109, "Accounting for Income Taxes" was $81 million, or 29 cents per common share. The 1993 charge for the cumulative effect of adopting FASB Statement No.112, "Accounting for Postemployment Benefits" was $11 million (net of $7 million in income tax benefits) or 4 cents per common share.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company's liquidity in terms of its overall ability to mobilize cash to support ongoing business levels and to fund its growth.

Cash flow provided by continuing operations (which includes working capital components) decreased to $127 million from a level of $165 million for the three months ended March 31, 1994. This decrease primarily reflects net cash outflows for working capital components. At $24 million for the first quarter of 1994, the restructuring program payments are in line with the Company's plan. Management believes that this level of cash flow is sufficient to support normal ongoing business requirements.

As a result of the Company's increased emphasis on cash flow, management introduced a new internal performance measure called "operational cash flow" which evaluates each operating business on all aspects of cash flow under their direct control. Management's objective in 1994 is to generate operational cash flow of at least $450 million (after the payment of restructuring costs planned in 1994) compared to $275 million in operational cash flow in 1993. In addition, the incentive compensation programs for the Company's senior management in each business have been modified to include significant emphasis on the attainment of both operational cash flow as well as earnings objectives.

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to the Company's internal measure of operational cash flow (unaudited):

- - --------------------------------------------------------------------------------------------
(in millions) (Brackets denote cash outflows)                            Three Months Ended
                                                                                  March 31,
                                                                      1994             1993

          Cash flow provided by operations per the Company's
             condensed consolidated statements of cash flows          $127             $165
          Capital expenditures                                         (86)            (93)
          Net interest after tax                                        28               27
          Other adjustments                                              5                1
- - --------------------------------------------------------------------------------------------
          Total operational cash flow                                   $74            $100
- - --------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------

Operational cash flow of $74 million for the first quarter of 1994 is consistent with the Company's internal projections.

Investment transactions for the three months ended March 31, 1994 totaled $70 million (compared to the $128 million expended in the similar period of 1993), and included $86 million in capital expenditures and additions to the pool of equipment leased or rented to customers, $23 million for the acquisition of minor businesses and investment positions for the purpose of acquiring technologies, broadening product lines or expanding market coverage and $39 million in proceeds from the disposal or discontinuance of minor, non- strategic business units and investments.

The following table shows capital expenditures for each industry segment (unaudited):

- - --------------------------------------------------------------------------------
Three months ended March 31, (in millions)         1994      1993       Percent
                                                                       Increase
                                                                     (Decrease)

    Medical specialties                             $46       $39          18%
    Medical/laboratory products and distribution     36        49         (27)
    General corporate                                 4         5         (20)
- - --------------------------------------------------------------------------------
    Total                                           $86       $93          (8%)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

Capital expenditures in the medical specialties segment represented 53% and 42% of total company capital expenditures during the periods ended March 31, 1994 and 1993, respectively. In comparison, capital expenditures in the medical/laboratory products and distribution segment represented 42% and 53% of total Company capital expenditures during the periods ended March 31, 1994 and 1993, respectively. This shift is consistent with the company's strategy to increase its investment in its higher growth medical specialties businesses. The Company has made significant investments in recent years in its U.S. Distribution and manufacturing infrastructure. As a consequence, the level of capital expenditures in the medical/laboratory products and distribution segment will decline as compared to 1993 levels. Incremental capital investments are being made in the medical specialties segment for the expansion of manufacturing capacity for renal and blood collection products.

The Company's current assets exceeded current liabilities by $1.5 billion at March 31, 1994 and December 31, 1993. Current assets included receivables of $1.5 billion and inventories of $1.8 billion. These sources of liquidity are convertible into cash over a relatively short period of time and thus, will help the Company satisfy normal operating cash requirements.

Short-term debt increased from $822 million to $913 million and long-term debt decreased from $2,800 million to $2,704 million at March 31, 1994. Net debt (after consideration of cash equivalents) remained essentially flat since the start of this year, thus, the common stock dividends of $69 million were paid without the need for additional borrowings. At March 31, 1994, the Company's net debt to net capital ratio was 49.1% versus 49.7% at year-end 1993. The Company intends to utilize the net proceeds from the planned divestiture of the diagnostics-products manufacturing and other non-strategic businesses to reduce net debt, and thus, anticipates that its net debt to net capital ratio will decline during the balance of 1994, with the goal of reaching the 40% range in the years ahead.

The Company intends to fund its short-term and long-term obligations as they mature by issuing additional debt or through cash flow from operations.

Refer to "Part II - Item 1. Legal Proceedings" which begins on page 13 of this document for the status of cases and claims from individuals seeking damages for injuries allegedly caused by silicone gel-filled mammary prostheses manufactured by a division of American Hospital Supply Corporation. That section also discusses the status of lawsuits and claims involving individuals suffering with hemophilia, seeking damages for injuries allegedly caused by anti-hemophilic factor VIII and IX concentrates derived from human blood plasma processed and sold by the Company and other commercial producers.

Upon resolution of any of the above-mentioned uncertainties, or if the Company should, along with the other defendants, enter into a comprehensive settlement of the related purported class actions, the Company may incur charges in excess of presently established reserves. While such future charges could have a material adverse impact on the Company's net income in the period in which it is recorded, management believes that any outcome of these actions will not have a material adverse effect on the Company's consolidated financial position.


The Company believes it has lines of credit adequate to support ongoing business operations and has sufficient financial flexibility to attract long-term capital on satisfactory terms to support its obligations and growth objectives.

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 1994 has been performed by Price Waterhouse, the Company's independent public accountants. Their report on the interim consolidated financial information follows. There have been no adjustments or disclosures proposed by Price Waterhouse which have not been reflected in the interim consolidated financial information. Their report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                        REPORT OF INDEPENDENT ACCOUNTANTS





May 12, 1994



Board of Directors and Stockholders
Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and condensed consolidated statements of cash flows of Baxter International Inc. and its subsidiaries as of March 31, 1994 and for the three-month periods ended March 31, 1994 and 1993. This interim financial information is the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated February 10, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





Price Waterhouse

                           PART II.  OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

As of March 31, 1994, the Company was a defendant, together with other defendants, in 4,517 lawsuits and had 1,689 pending claims from individuals, all of which seek damages for injuries allegedly caused by silicone mammary prostheses ("mammary implants") manufactured by the American Heyer-Schulte division of American Hospital Supply Corporation ("American"). The Company's responsibility for mammary implants results from the American Heyer-Schulte division of American which manufactured these products from 1974 until 1984, at which time the products and related assets were sold to Mentor Corporation. American retained the product liability responsibility for products sold before the divestiture, and that responsibility was assumed by a subsidiary of the Company as part of its 1985 acquisition of American. The Company has never manufactured this product nor does it have any of the product in its inventory.

The typical case or claim alleges that the individual's mammary implants caused one or more of a wide range of ailments, including non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sjogren's Syndrome, dermatomyositis, polymyositis, and chronic fatigue. The comparable number of cases and claims was 137 as of December 31, 1991, 1,612 as of December 31, 1992 and 4,870 as of December 31, 1993. In 1991, 76 cases and claims were disposed of; in 1992, 309 cases and claims were disposed of; in 1993, 634 cases and claims were disposed of; and in the first quarter of 1994, 98 cases and claims were disposed of.

In addition to the individual suits against the Company, a class action on behalf of all women with mammary implants filed against all manufacturers of such implants has been conditionally certified and is pending in the United States District Court for the Northern District of Alabama (DANTE, ET AL., V. DOW CORNING, ET AL., U.S.D.C., N. Dist., Ala., 92-2589; part of IN RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL 926, (U.S.D.C., N. Dist. Ala., CV 92-P-10000-S)). Another class action has been certified and is pending in state court in Louisiana (SPITZFADDEN, ET AL., V. DOW CORNING CORP., ET AL., Dist. Ct., Parish of Orleans, 92-2589). Baxter also has been named in three purported additional class actions, none of which is currently certified. (BARCELLONA, ET AL., V. DOW CORNING, ET AL., U.S.D.C., Mich., 9300 72045 DT and MOSS, ET AL., V. DOW CORNING, ET AL., U.S.D.C., Minn., 92-P-10560-S, both of which have been transferred to and are part of IN RE:
SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL- 926 for discovery purposes, and DOE, ET AL., V. INAMED CORPORATION, ET AL., Circuit Ct., Dade County, Fla, 92-07034.) A suit seeking class certification on behalf of all residents of the Province of Ontario, Canada, who received Heyer-Schulte implants has also been filed (BURKE, V. AMERICAN HEYER-SCHULTE, ET al., Ontario Prov. Court, Gen. Div., 15981/93.)

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

There also are issues concerning which of the Company's insurers is responsible for covering each matter and the extent of the Company's claims for contribution against third parties. The Company believes that a substantial portion of the liability and defense costs related to mammary implant cases and claims will be covered by insurance, subject to self- insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. Most of the Company's insurers have reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. The Company has been, and will continue to be, engaged in active negotiations with its insurers concerning coverages and the settlement described below. Also, some of the mammary implant cases pending against the Company seek punitive damages and compensatory damages arising out of alleged intentional torts. Depending on policy language, applicable law and agreements with insurers, the damages awarded pursuant to such claims may or may not be covered, in whole or in part, by insurance. On February 7, 1994, the Company filed suit against all of the insurance companies which issued product liability policies to American, American Heyer-Schulte and Baxter for a declaratory judgment that: the policies cover each year of injury or claim, the Company may choose among multiple coverages; coverage begins with the date of implant; and legal fees and punitive damages are covered. Subsequently, certain of the Company's product liability insurance carriers filed suit against the Company and all of its other carriers for a declaratory judgment to define various terms in the Company's insurance policies, the extent of the Company's coverage, the date of the occurrences giving rise to coverage, and the relative liabilities of the various insurance carriers involved.

Representatives of the plaintiffs and defendants in these cases have negotiated a global settlement of the issues under the jurisdiction of the Court in the DANTE V. DOW CORNING, ET AL. case. The monetary provisions of the settlement proposal providing compensation for all present and future plaintiffs and claimants based on a series of specific funds and scheduled medical conditions have been agreed upon by most of the significant defendants and representatives of the plaintiffs. Under the proposal, the total of all of the specific funds, which would be paid-in and made available over approximately thirty years following final approval of the settlement by the Courts, is capped at $4.75 billion. The settling defendants have agreed to fund $4.255 billion of this amount. The Company's share of this settlement has been established by the settlement negotiations at $556 million. This settlement is subject to a series of court proceedings, including a court review of its fairness, and the opportunity for individual plaintiffs and claimants to elect to remove themselves from the settlement ("opt-out"). At present, the Company is not able to estimate the nature and extent of its potential future liability with respect to opt-outs.

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

In connection with its acquisition of American, the Company had established reserves at the time of the merger for product liability, including mammary implant cases and claims. At March 31, 1994, the reserve allocated to mammary implant cases and claims was approximately $34 million. Based on current information, management believes that this reserve represents the Company's minimum net exposure in connection with future mammary implant cases and claims beyond the effect of the global settlement described above.

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

As of March, 31, 1994, the Company was a defendant, together with other defendants, in 148 lawsuits, and has one pending claim, in the United States and Canada involving individuals who have hemophilia, or their representatives. Those cases and claim seek damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII and IX derived from human blood plasma processed and sold by the Company. Furthermore, 58 lawsuits seeking damages based on similar allegations are pending in Ireland, Japan and Germany.

The typical case or claim alleges that the individual with hemophilia was infected with HIV by infusing Factor VIII or Factor IX concentrates ("Factor Concentrates") containing HIV. The total number of cases and claims asserted against the Company as of December 31, 1991, was 16, as of December 31, 1992, was 52, and as of December 31, 1993, was 178. In 1991, 11 cases and claims were disposed of; in 1992, 9 cases and claims were disposed of; in 1993, 11 cases and claims were disposed of; and in the first quarter of 1994, 14 cases and claims were disposed of.

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

The Company has notified its insurers concerning coverages and the status of the cases. Also, some of the anti-hemophilic factor concentrates cases pending against the Company seek punitive damages and compensatory damages arising out of alleged intentional torts. Depending on policy language, applicable law and agreements with insurers, the damages awarded pursuant to such claims may or may not be covered, in whole or in part, by insurance. Accordingly, the Company is not currently in a position to estimate the amount of its potential future recoveries from its insurers, but has estimated its recovery with respect to the reserves it has established.

The Company is vigorously defending each of the cases and claims against it. At the same time, the Company will continue to seek ways to resolve pending and threatened litigation concerning these issues through a negotiated resolution.

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

On April 12, 1994, the parties in this case filed a settlement agreement with the court for approval. The Court entered a preliminary order of fairness, and, on April 26, 1994, the Company began notifying its stockholders of the settlement. A final hearing to approve the settlement is scheduled for June 15, 1994. Management believes that the terms of any possible resolution will not have a material adverse effect on the Company's results of operations or consolidated financial position.

Baxter Healthcare Corporation ("BHC") is one of ten defendants named in a purported class action filed in August, 1993, on behalf of all medical and dental personnel in the state of California who suffered allergic reactions to natural rubber latex gloves and other protective equipment or who have been exposed to natural rubber latex products. (KENNEDY, ET AL., V. BAXTER HEALTHCARE CORPORATION, ET AL., Sup. Ct., Sacramento Co., Cal., #535632). The case alleges that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted the defendants' demurrer to the complaint which challenged the class action allegations. The Court also granted the plaintiffs' leave to file an amended complaint. The Court granted the defendants' demurrer to the amended complaint and again granted the plaintiffs leave to file a second amended complaint. The defendants' demurrer to the second amended complaint is presently before the Court. The defendants have also requested, if the Court grants the demurrer, that a further order be entered dismissing the class action allegations with prejudice, operating as a final judgment on that issue. In April, 1994, a similar purported class action, GREEN, ET AL. V. BAXTER HEALTHCARE CORPORATION, ET AL., (Cir. Ct., Milwaukee Co., WI) was filed in Wisconsin against Baxter and three other defendants. The defendants are preparing a response to that complaint. Management believes that the outcome of these matters will not have a material adverse effect on the Company's results of operations or consolidated financial position.

All of the individuals who served as directors of the Company as of September 1, 1993, as well as Lester B. Knight, executive vice president of the Company, are named as defendants in a pending lawsuits ostensibly filed as a "demand excused" derivative action. SEIGEL V. LOUCKS, ET AL., was filed September 15, 1993, in the Court of Chancery in New Castle County, Delaware Cir. Ct., New Castle Co., Del., Cir. Act #13130. On October 24, 1993, a substantially identical complaint was filed in the same court by Bartholomew J. Millano. The two complaints have been consolidated. The plaintiffs allege, among other things, that the directors failed to oversee management in connection with actions which are the basis for the dispute between the Company and the DVA which are described above, failed to prevent such actions, and failed to create a compliance program to prevent or detect such actions. The complaint seeks to recover alleged damages incurred by the Company as the result of lost sales due to the proposed debarment discussed above, as well as the compensation paid to Messrs. Gantz, Knight, Loucks and Tobin since 1991. The Company and its directors have filed motions to dismiss the suit, have answered the complaint and have filed a counterclaim seeking to permanently bar and enjoin the plaintiff from prosecuting this case because her claims have been disposed of and barred in a prior suit against the Company.

The Company has been named as a potentially responsible party for cleanup costs at 18 hazardous waste sites. The Company was a significant contributor to waste disposed on only one of these sites, the Thermo-Chem site in Muskegon, Michigan. The company expects that the total cleanup costs for this site will be between $37 million and $82 million, of which the Company's share will be approximately $5 million. This amount has been reserved and reflected in the Company's financial statements.

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


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1994 annual meeting of stockholders was held on April 29, 1994. At the annual meeting the stockholders elected the following four directors for three-year terms:


                                               Number of Votes
                                      ----------------------------------
                                         In favor            Withheld
                                      ----------------------------------

John W. Colloton                        220,360,404         2,636,098
Susan Crown                             220,119,866         2,876,636
Vernon R. Loucks, Jr.                   215,857,876         7,138,626
Georges C. St. Laurent, Jr.             218,479,429         4,517,073

A list of nine directors continuing in office is included in the Board of Directors proxy statement distributed in connection with the annual meeting.

The results of matters voted upon at the annual meeting are as follows:


                                                          Number of Votes
                                       ------------------------------------------------------
                                         In favor             Against             Abstained
                                       ------------------------------------------------------
Approval of Price Waterhouse
   as independent
   accountants for the
   Company for 1994                     221,887,183             607,941             501,378
Approval of the adoption of the
   1994 Incentive
   Compensation Program                 139,459,943          47,698,670           2,128,252
Defeat of the stockholder
   proposal relating to
   cumulative voting in the
   election of directors                 67,320,514         119,794,673           2,171,678
Defeat of the stockholder
   proposal relating to
   separating the offices of
   chairman of the board and
   chief executive officer               57,537,448         127,108,196           4,641,221

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)  Report on Form 8-K

     None

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BAXTER INTERNATIONAL INC.
                                     ---------------------------------
                                           (Registrant)


Date:  May 12, 1994                  By:/s/Brian P. Anderson
                                        --------------------
                                     Brian P. Anderson, Controller
                                     (Chief Accounting Officer)

                                   Appendices

Description                                                          Page Number
- - -----------                                                          -----------

Computation of Primary Earnings Per Common Share
     (Exhibit 11.1)                                                      22


Computation of Fully Diluted Earnings Per Common Share
     (Exhibit 11.2)                                                      23

Computation of Ratio of Earnings to Fixed Charges
     (Exhibit 12)                                                        24

- - -------------------------------------------------------------------------------

             Exhibits Filed with Securities and Exchange Commission

Number              Description of Exhibit                           Page Number
- - -----               ----------------------                           -----------

11.1                Computation of Primary
                    Earnings Per Common Share                            22

11.2                Computation of Fully Diluted
                    Earnings Per Common Share                            23

  12                Computation of Ratio of
                    Earnings to Fixed Charges                            24

  15                Letter Re Unaudited Interim
                    Financial Information                                 *

                    (All other exhibits are inapplicable.)

                   Baxter International Inc. and Subsidiaries

         Exhibit 11.1 - Computation of Primary Earnings Per Common Share

- - -------------------------------------------------------------------------------
(Unaudited - in millions, except per share data)            Three Months Ended
                                                                     March 31,
                                                             1994         1993

Earnings
  Income before cumulative effect of accounting changes      $131          $57
  Cumulative effect of change in accounting for:
    Income taxes                                                0           81
    Other postemployment benefits                               0          (11)
- - -------------------------------------------------------------------------------
  Net income available for common stock                      $131         $127
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

Shares
  Weighted average number of common
    shares outstanding                                        277          278
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

Primary earnings (loss) per common share
  Income before cumulative effect of accounting changes     $0.47        $0.20
  Cumulative effect of change in accounting for:
    Income taxes                                             0.00         0.29
    Other postemployment benefits                            0.00        (0.04)
- - -------------------------------------------------------------------------------
  Net income                                                $0.47        $0.45
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                   Baxter International Inc. and Subsidiaries

      Exhibit 11.2 - Computation of Fully Diluted Earnings Per Common Share

- - -------------------------------------------------------------------------------
(Unaudited - in millions, except per share data)            Three Months Ended
                                                                     March 31,
                                                             1994         1993


Earnings
  Income before cumulative effect of accounting changes      $131          $57
  Cumulative effect of change in accounting for:
    Income taxes                                                0           81
    Other postemployment benefits                               0          (11)
- - -------------------------------------------------------------------------------
  Pro forma net income available for common stock            $131         $127
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

Shares
  Weighted average number of common shares
    outstanding                                               277          278
  Additional shares assuming conversion of cumulative
    convertible exchangeable preferred stock, exercise of
    stock options, performance share awards and stock
    purchase plan subscriptions                                --            2
- - -------------------------------------------------------------------------------
  Average common shares and equivalents outstanding           277          280
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

Fully diluted earnings (loss) per common share
    Income before cumulative effect of accounting changes    0.47         0.20
  Cumulative effect of change in accounting for:
    Income taxes                                             0.00         0.29
    Other postemployment benefits                            0.00        (0.04)
- - -------------------------------------------------------------------------------
  Net income                                                $0.47        $0.45
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                   Baxter International Inc. and Subsidiaries

         Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges
                    (Unaudited - in millions, except ratios)

- - ---------------------------------------------------------------------------------------------------------------------

Year ended December 31                             1993           1992           1991           1990           1989

Income from continuing operations
  before income tax expense and
  cumulative effect of accounting change          $(330)          $753           $688          $  16           $578
Add:
  Interest costs                                    232            221            231            264            291
  Estimated interest included
    in rentals (1)                                   44             43             36             35             30
- - ---------------------------------------------------------------------------------------------------------------------

Fixed charges as defined                            276            264            267            299            321
  Interest costs capitalized                        (10)           (10)            (9)            (5)            (7)
  Losses of less than majority owned
    affiliates, net of dividends                     27             34             32             22             15
- - ---------------------------------------------------------------------------------------------------------------------

  Income as adjusted                               $(37)        $1,041           $978           $332           $907
- - ---------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------

Ratio of earnings to fixed charges                (0.13)          3.94           3.66           1.11           2.83
- - ---------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------

Three months ended March 31                                                                                    1994

Income before income taxes and
  cumulative effect of accounting change                                                                       $174
Add:
  Interest  costs                                                                                                58
  Estimated interest included in rentals (1)                                                                     11
- - ---------------------------------------------------------------------------------------------------------------------

Fixed charges as defined                                                                                         69
  Interest costs capitalized                                                                                     (2)
  Losses of less than majority
    owned affiliates, net of dividends                                                                            3
- - ---------------------------------------------------------------------------------------------------------------------

  Income as adjusted                                                                                           $244
- - ---------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------


Ratio of earnings to fixed charges                                                                             3.53
- - ---------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------

(1) Represents the estimated interest portion of rents.

(2) Earnings were inadequate to cover fixed charges for the year-ended December 31, 1993, due to the provision for the restructuring program costs. The amount of the coverage deficiency is $313 million.


                                                                      EXHIBIT 15





May 12, 1994



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sirs:

We are aware that Baxter International Inc. has included our report dated May 12, 1994 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectus constituting part of its Registration Statements on Form S-8 (Nos. 2-82667, 2- 86993, 2-97607, 33-8812, 33-15523, 33-15787, 33-28428
and 33-33750), on Form  S- 3 (Nos. 33-5044, 33-23450, 33-27505, 33-31388 and
33-49820) and on Form S-4 (Nos. 33-808 and 33-15357). We are also aware of our responsibilities under the Securities Act of 1933.

Yours very truly,




Price Waterhouse