Form 10-Q
period 1994-06-30
BAXTER INTERNATIONAL INC
filed 1994-08-10
CIK 10456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   -------     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1994

   ------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____ to ____

               Commission file number 1-4448


                            BAXTER INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    36-0781620
     -------------------------------                   --------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                     Identification No.)

    One Baxter Parkway, Deerfield, Illinois                 60015-4633
    ----------------------------------------                ----------
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

                              Yes   X        No
                                 -------       -------

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of July 29, 1994 the latest practicable date, was 282,420,133 shares.

                         PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Baxter International Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (Unaudited)


- - ---------------------------------------------------------------------------------------------------------
(In millions, except per share data)                  Three Months Ended              Six Months Ended
                                                                June 30,                      June 30,
                                                      1994          1993           1994           1993
Operations
 Net Sales                                          $2,316        $2,215         $4,509         $4,256

 Costs and expenses
   Cost of goods sold                                1,504         1,413          2,937          2,706
   Marketing and administrative expenses               459           497            899            932
   Research and development expenses                    84            85            160            163
   Settlement of patent litigation                       0             0              0            105
   Interest expense                                     64            55            120            107
   Interest income                                     (15)           (7)           (24)           (13)
   Goodwill amortization                                17            16             34             33
   Other                                                14           (14)            20             (2)
- - ---------------------------------------------------------------------------------------------------------
   Total costs and expenses                          2,127         2,045          4,146          4,031
- - ---------------------------------------------------------------------------------------------------------

 Income before income taxes and cumulative
   effect of accounting changes                        189           170            363            225

 Income tax expense                                     45            38             88             36
- - ---------------------------------------------------------------------------------------------------------
 Income before cumulative effect of accounting
   changes                                             144           132            275            189

 Cumulative effect of changes in accounting
   principles, net of income taxes                       0             0              0             70
- - ---------------------------------------------------------------------------------------------------------

 Net income                                           $144          $132           $275           $259
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

Earnings per common share
 Operations                                          $0.52         $0.48          $0.99          $0.68
 Cumulative effect of changes in accounting
     principles                                       0.00          0.00           0.00           0.25
- - ---------------------------------------------------------------------------------------------------------
 Net income                                          $0.52         $0.48          $0.99          $0.93
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

Average number of common shares outstanding            278           277            278            278
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

 See accompanying notes to condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

- - ---------------------------------------------------------------------------------------------------------

(In  millions, except shares)                                  June 30,               December 31,
                                                                   1994                       1993
                                                            (Unaudited)
Current assets      Cash and equivalents                       $    296                   $    479
                    Accounts receivable                           1,508                      1,594
                    Notes and other current
                      receivables                                   183                         82
                    Inventories                                   1,788                      1,772
                    Other                                           517                        495
                    -------------------------------------------------------------------------------------
                    Total current assets                          4,292                      4,422
- - ---------------------------------------------------------------------------------------------------------
Property,           At cost                                       4,629                      4,491
plant and           Accumulated depreciation
equipment             and amortization                           (1,984)                    (1,836)
                    -------------------------------------------------------------------------------------
                    Net property, plant and equipment             2,645                      2,655
- - ---------------------------------------------------------------------------------------------------------
Other assets        Goodwill and other intangibles                2,468                      2,490
                    Non-current receivables                         188                        180
                    Insurance receivables                           429                        509
                    Investments in affiliates                       146                        180
                    Other                                           113                        109
                    -------------------------------------------------------------------------------------
                    Total other assets                            3,344                      3,468
- - ---------------------------------------------------------------------------------------------------------
Total assets                                                    $10,281                    $10,545
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

Current
liabilities         Short-term debt                            $    643                    $   822
                    Accounts payable and other
                      current liabilities                         2,148                      2,111
                    -------------------------------------------------------------------------------------
                    Total current liabilities                     2,791                      2,933
- - ---------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                              2,565                      2,800
- - ---------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                     238                        201
- - ---------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                    441                        674
- - ---------------------------------------------------------------------------------------------------------
Other non-current liabilities                                       743                        752
- - ---------------------------------------------------------------------------------------------------------
Stockholders'       Common stock, $1 par value,
equity                authorized 350,000,000 shares,
                      issued 287,701,247 shares in
                      1994 and 1993                                 288                        288
                    Additional contributed capital                1,830                      1,883
                    Retained earnings                             1,588                      1,452
                    Common stock in treasury, at cost,
                      5,514,929 shares in 1994 and
                      11,187,278 shares in 1993                    (149)                      (350)
                    Foreign currency adjustment                     (54)                       (88)
                    -------------------------------------------------------------------------------------
                    Total stockholders' equity                    3,503                      3,185
- - ---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                      $10,281                    $10,545
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)

- - ---------------------------------------------------------------------------------------------------------
Six months ended June 30, (in millions)                                    1994                     1993
(Brackets denote cash outflows)
Cash flow provided  Income before cumulative effect
by operations         of accounting changes                                $275                     $189
                    Adjustments
                      Depreciation and amortization                         254                      239
                      Deferred income taxes                                  41                       38
                      Asset dispositions, net (pre-tax)                     (30)                     (38)
                      Other                                                  20                       57
                    Changes in balance sheet items
                      Accounts receivable                                    74                       79
                      Inventories                                           (15)                    (105)
                      Accounts payable and other
                        accrued liabilities                                (160)                    (124)
                      Restructuring program payments                        (47)                     (12)
                      Other                                                 (32)                     (33)
                    -------------------------------------------------------------------------------------
                    Cash flow provided by operations                        380                      290
- - ---------------------------------------------------------------------------------------------------------
Investment          Capital expenditures (1)                               (189)                    (237)
transactions        Acquisitions (net of cash received)
                      and investments in affiliates                         (52)                     (78)
                    Proceeds from asset dispositions                         92                       69
                    -------------------------------------------------------------------------------------
                    Investment transactions, net                           (149)                    (246)
- - ---------------------------------------------------------------------------------------------------------
Financing           Issuances of debt and lease
transactions          obligations                                         1,107                      944
                    Redemption of debt and lease
                      obligations                                        (1,188)                    (531)
                    Increase (decrease) in debt with maturities
                      of three months or less, net                         (343)                     157
                    Stock issued under Shared
                      Investment Plan                                       121                        0
                    Common stock dividends                                 (139)                    (139)
                    Common stock issued under employee
                      benefit plans                                          26                       29
                    Purchase of treasury stock                                0                      (96)
                    -------------------------------------------------------------------------------------
                    Financing transactions, net                            (416)                     364
- - ---------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash
  and equivalents                                                             2                      (11)
- - ---------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                (183)                     397
Cash and equivalents at beginning of period                                 479                       32
- - ---------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                      $296                     $429
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

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

INVENTORIES

Inventories consisted of the following (in millions):

                                                  June 30,       December 31,
                                                      1994               1993
                                               (Unaudited)

               Raw materials                       $   243             $  238
               Work in process                         229                221
               Finished products                     1,316              1,313
                                                     -----              -----
                   Total inventories                $1,788             $1,772
                                                    ------             ------
                                                    ------             ------

LEGAL PROCEEDINGS

Please refer to "Part II - Item 1. Legal Proceedings" which begins on page 15 of this document for the status of cases and claims from individuals seeking damages for injuries allegedly caused by silicone gel-filled mammary prostheses manufactured by a division of American Hospital Supply Corporation. That section also discusses the status of lawsuits and claims involving individuals suffering with hemophilia, seeking damages for injuries allegedly caused by anti-hemophilic factor VIII and IX concentrates derived from human blood plasma processed and sold by the Company and other commercial producers.

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company's 1993 Annual Report to Stockholders ("ARS") contains management's discussion and analysis of financial condition and results of operations at and for the year ended December 31, 1993. In the ARS, management outlined its key financial objectives in 1994 which are summarized as follows:

- - -    Improve operational cash flows to $450 million in 1994 thereby allowing the
     Company to remain debt-neutral in 1994, after payment of dividends and all financing costs;


- - -    Grow sales and net earnings in the high single digit percentage range;

- - -    Hold operating expenses flat for 1994 and 1995 and position Baxter to further reduce its expense ratio in the years beyond 1995;

- - -    Reduce the Company's net debt to net capital ratio from approximately 50%
     at the end of 1993 to the mid 40's by the end of 1994, before considering the use of any proceeds from the divestiture of the Diagnostics manufacturing businesses; and

- - -    Complete the divestiture of Baxter's Diagnostics manufacturing businesses.

The following discussion and analysis describes management's progress toward the above objectives and material changes in the Company's financial condition since December 31, 1993. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results compares the three months and six months ended June 30, 1994 with the corresponding periods of 1993.

RESULTS OF OPERATIONS

Second quarter net sales increased 5% to $2.3 billion and net sales for the six months ended June 30, 1994 increased 6% to $4.5 billion. The following table shows net sales for each industry segment (unaudited):

- - -----------------------------------------------------------------------------------------------------
(in millions)                         Three months ended                Six months ended
                                                June 30,    Percent             June 30,    Percent
                                        1994        1993    Increase     1994       1993    Increase

Medical specialties                     $892        $822       9%       $1,685    $1,564       8%
Medical/laboratory products and
   distribution                        1,424       1,393       2%        2,824     2,692       5%
- - -----------------------------------------------------------------------------------------------------
Total net sales                       $2,316      $2,215       5%       $4,509    $4,256       6%
- - -----------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------

Domestic sales for the second quarter of 1994 were approximately $1.7 billion, an increase of 4% over the comparable period in 1993. Domestic sales for the six months ended June 30, 1994 were approximately $3.3 billion, an increase of 6% over the comparable 1993 period. Sales from international markets in the second quarter were $663 million, representing a 7% increase over 1993, while international sales in the six month period rose 6% to a level of $1.2 billion. International sales growth in local currency was approximately 9% for both the second quarter and six months ended June 30, 1994. Sales growth in the medical specialties segment was strong for both the quarter and six month periods although sales were adversely impacted by weaker foreign currency exchange rates. Sales in the medical/laboratory products and distribution segment slowed slightly to a 2% increase for the quarter ended June 30, 1994, primarily reflecting the continuing impact of decreased surgical hospital procedures in the United States, hospital cost containment programs, the flattening of year over year growth comparisons of major distributed sales alliances launched in 1993 and the decline in sales of diagnostics products as a result of reduced capital purchases by hospitals.

The gross profit rate was 35.1% for the quarter ended June 30, 1994, versus 36.2% for the prior year and was 34.9% for the six months ended June 30, 1994, versus 36.4% for the similar period of 1993. These declines reflect pricing pressures on certain product lines, a heavier mix of lower-margin distributed products, and the voluntary market withdrawal of Gammagard-R- IGIV, an immune globulin intravenous product. In the second quarter of 1994, a new product, Gammagard-R- S/D was licensed for sale in the United States and Germany. This product was previously approved for sale in Sweden, Finland, Iceland, Holland and the United Kingdom. This product is the second generation of Gammagard-R-IGIV. Gammagard-R- S/D is treated with a solvent and two detergents known to inactivate viruses such as hepatitis B, hepatitis C and HIV.

Savings in marketing and administrative expenses continue to offset the gross margin erosion. Marketing and administrative expenses as a percent of sales were 19.8% and 19.9% for the quarter and six months ended June 30, 1994, versus 22.4% and 21.9% for the similar periods in 1993. This decrease reflects improved expense leveraging as a result of initiatives taken in connection with the 1993 downsizing and restructuring programs. As mentioned above, the company expects to hold marketing and administrative expenses flat for the next two years and to further reduce the expense ratio over the next five years. The second quarter of 1993 included a $40 million charge taken to provide for staff reductions primarily in the Company's hospital businesses. This charge was taken as part of ongoing efforts to reduce marketing and administrative expenses and drive more efficiencies through re-engineering of the administrative and field support operations. This charge was substantially offset by the gain from the sale of a minor business unit discussed below.

The following table shows research and development expenses for each industry segment (unaudited):

- - -----------------------------------------------------------------------------------------------------
(in millions)                         Three months ended    Percent     Six months ended    Percent
                                                June 30,    Increase            June 30,    Increase
                                        1994        1993   (Decrease)    1994       1993   (Decrease)

Medical specialties                      $63         $60       5%        $119       $111       7%
Medical/laboratory products and
   distribution                           21          25     (16%)         41         52     (21%)
- - -----------------------------------------------------------------------------------------------------
Total research and development
   expenses                              $84         $85      (1%)       $160       $163      (2%)
- - -----------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------

The Company's research and development expenses ("R&D") decreased 1% to $84 million and decreased 2% to $160 million for the three and six months ended June 30, 1994, respectively, as compared to the similar periods of 1993, primarily as a result of the Company's strategic review of research and development initiatives. R&D expenses have increased in the medical specialties segment as the company continues to increase its investment in high-growth, strategic initiatives such as kidney transplants, Novacor and Blood Substitutes. The decrease in R&D spending in the medical/laboratory products and distribution segment is related to the rationalization of projects being performed in the diagnostics businesses.

The operating results for the first half of 1993 included the effect of a worldwide settlement of patent litigation with Scripps Research Institute and Rhone-Poulenc Rorer, Inc. ("Rorer"), which required Baxter to pay $105 million to Rorer, and reduced earnings per share by $.23.

Interest expense increased $9 million to $64 million and increased $13 million to $120 million for the three and six months ended June 30, 1994, respectively, as compared to the similar periods ended June 30, 1993, as a result of higher interest rates and higher average debt levels.

Interest income increased $8 million to $15 million and increased $11 million to $24 million for the three and six months ended June 30, 1994, respectively, as compared to the similar periods ended June 30, 1993, as a result of higher interest rates and additional investments.

Other costs and expenses includes approximately $17 million and $30 million for the three and six months ended June 30, 1994 (as compared to $35 million and $38 million in the similar periods of 1993), in net gains associated with the disposal or discontinuance of minor, non-strategic business and investments.

Income before income taxes was $189 million and $363 million for the three and six months ended June 30, 1994 versus $170 million and $225 million for the comparable periods of 1993. The following table shows income before income taxes for each industry segment (unaudited):

- - -----------------------------------------------------------------------------------------------------
(in millions)                         Three months ended    Percent     Six months ended
                                                June 30,    Increase            June 30,    Percent
                                        1994        1993   (Decrease)    1994       1993    Increase
Medical specialties                     $145        $150      (3%)       $276       $192       44%
Medical/laboratory products and
   distribution                          120          93      29%         234        186       26%
General corporate and other              (27)        (25)                 (51)       (59)
Interest - net                           (49)        (48)                 (96)       (94)
- - -----------------------------------------------------------------------------------------------------
Total income before income taxes        $189        $170      11%        $363       $225       61%
- - -----------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------


The decrease in pretax income in the medical specialties segment for the quarter ended June 30, 1994 is primarily due to the decrease in sales of Gammagard-R-IGIV and related rework costs related to the voluntary market withdrawal discussed above. The increase in pretax income in the medical specialties segment for the six month period is primarily due to the reduction in the 1993 operating results for this segment as a result of the $105 million settlement of the patent litigation described above. The medical specialties segment was also adversely impacted in 1994 by weaker foreign currency exchange rates. The medical/laboratory products and distribution segment's income before income taxes increased 29% and 26% for the second quarter and six months ended June 30, 1994, respectively, as compared to the similar periods of 1993 as a result of the benefits of cost containment measures implemented throughout 1993 and the first half of 1994, a decrease in the level of net gains of divestitures in 1994 offset by the $40 million of downsizing costs incurred in the second quarter of 1993. The net decrease in costs in general corporate and other for the six month period primarily reflects the effect of net gains associated with the disposal or discontinuance of minor, non-strategic business investments.

The effective tax rate was 23.8% and 24.2% for the three and six months ended June 30, 1994, versus 22.4% and 23.6% (excluding the tax effects from the patent litigation settlement described above) for the similar periods of 1993. These increases are primarily due to a larger proportion of earnings generated in higher-tax jurisdictions during 1994.

Net income increased 9% to $144 million for the quarter ended June 30, 1994, as compared to the prior year. Earnings per share increased 8% to 52 cents for the similar period, reflecting the impact of shares issued to Senior Management ("Shared Investment Plan") which is discussed later.

Income before cumulative effect of accounting changes was $275 million for the six months of 1994 versus $189 million in the comparable period of 1993. Earnings per common share from operations increased from 68 cents to 99 cents. As described above, the settlement of patent litigation reduced earnings per share in 1993 by 23 cents. Earnings per share from operations, excluding the settlement of patent litigation in 1993, increased 9% from the prior year. This increase in 1994 reflects general growth in the Company's operations and improved expense control.

The 1993 benefit for the cumulative effect of adopting FASB Statement No. 109, "Accounting for Income Taxes" was $81 million, or 29 cents per common share. This Statement was adopted on January 1, 1993. The 1993 charge for the cumulative effect of adopting FASB Statement No.112, "Accounting for Postemployment Benefits" was $11 million (net of $7 million in income tax benefits) or 4 cents per common share. Statement No. 112 was adopted during the fourth quarter of 1993, retroactive to January 1, 1993.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company's liquidity in terms of its overall ability to mobilize cash to support ongoing business levels and to fund its growth.

Cash flow provided by continuing operations (which includes working capital components) increased to $380 million from a level of $290 million for the six months ended June 30, 1994. This increase primarily reflects the increase in income. At $47 million for the first half of 1994, the restructuring program payments are in line with the Company's plan. Management believes that this level of cash flow is sufficient to support normal ongoing business requirements.

As a result of the Company's increased emphasis on cash flow, management introduced a new internal performance measure called "operational cash flow" which evaluates each operating business on all aspects of cash flow under their direct control. Management's objective in 1994 is to generate operational cash flow of at least $450 million (after the payment of restructuring costs planned in 1994) compared to $292 million in operational cash flow in 1993. In addition, the incentive compensation programs for the Company's senior management in each business have been modified to include significant emphasis on the attainment of both operational cash flow as well as earnings objectives.

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to the Company's internal measure of operational cash flow (unaudited):



- - ----------------------------------------------------------------------------------------------------
(in millions) (Brackets denote cash outflows)                                      Six Months Ended
                                                                                           June 30,
                                                                         1994                  1993
Cash flow provided by operations per the Company's
  condensed consolidated statements of cash flows                        $380                  $290
Capital expenditures                                                     (189)                 (237)
Net interest after tax                                                     57                    56
Other                                                                      44                    15
- - ----------------------------------------------------------------------------------------------------
Total operational cash flow                                              $292                  $124
- - ----------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------


Operational cash flow of $292 million for the second quarter of 1994 is consistent with the Company's internal projections and is in line to achieve at least $450 million for the year.

Investment transactions for the six months ended June 30, 1994 totaled $149 million (compared to the $246 million expended in the similar period of 1993), and included $189 million in capital expenditures and additions to the pool of equipment leased or rented to customers, $52 million for the acquisition of minor businesses and investment positions for the purpose of acquiring technologies, broadening product lines or expanding market coverage and $92 million in proceeds from the disposal or discontinuance of minor, non-strategic business units and investments.

The following table shows capital expenditures for each industry segment (unaudited):



- - ---------------------------------------------------------------------------------------------------
(in millions)                                             Six months ended              Percent
                                                                  June 30,              Increase
                                                            1994      1993             (Decrease)
Medical specialties                                         $109      $ 94                 16%
Medical/laboratory products and distribution                  76       119                (36%)
General corporate                                              4        24                (83%)
- - ---------------------------------------------------------------------------------------------------
Total capital expenditures                                  $189      $237                (20%)
- - ---------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------


Capital expenditures in the medical specialties segment represented 58% and 40% of total company capital expenditures during the periods ended June 30, 1994 and 1993, respectively. In comparison, capital expenditures in the medical/ laboratory products and distribution segment represented 40% and 50% of total Company capital expenditures during the periods ended June 30, 1994 and 1993, respectively. This shift is consistent with the company's strategy to increase its investment in its higher growth medical specialties businesses. The Company has made significant investments in recent years in its U.S. Distribution and manufacturing infrastructure. As a consequence, the level of capital expenditures in the medical/laboratory products and distribution segment will decline as compared to 1993 levels. Incremental capital investments are being made in the medical specialties segment primarily for the expansion of manufacturing capacity for renal products.

In connection with a newly implemented Shared Investment Plan, the Company received $121 million in cash from 63 members of Baxter's senior management team who collectively purchased 4.7 million shares of the Company's common stock. This Plan more directly aligns management and shareholder interests. Under terms of the voluntary program, Baxter managers used personal full-recourse loans to exercise options to purchase stock at the June 15, 1994 closing price of $26. The loans, borrowed from several commercial banks, are the personal obligations of the participants. Baxter has agreed to unconditionally guaranty the loans in case of default.

The Company's current assets exceeded current liabilities by $1.5 billion at June 30, 1994 and at December 31, 1993. Current assets included receivables of $1.7 billion and inventories of $1.8 billion. These sources of liquidity are convertible into cash over a relatively short period of time and thus, will help the Company satisfy normal operating cash requirements.

Short-term debt decreased from $822 million to $643 million and long-term debt decreased from $2,800 million to $2,565 million at June 30, 1994. Net debt (after consideration of cash equivalents) declined by $231 million since the beginning of the year after paying $139 million in dividends. At June 30, 1994, the Company's net debt to net capital ratio was 45.4% versus 49.7% at year-end 1993, a decrease of 4.3%. The Company intends to utilize the net proceeds from the planned divestiture of the diagnostics-products manufacturing and other non-strategic businesses to reduce net debt, and thus, anticipates that its net debt to net capital ratio will decline during the balance of 1994, with the goal of reaching the 40% range in the years ahead.

The Company intends to fund its short-term and long-term obligations as they mature by issuing additional debt or through cash flow from operations.

Notes and other current receivables increased and insurance receivables (included in the Other Asset category on the Balance Sheet) decreased primarily due to the reclassification of insurance receivables from long-term to current to reflect payments expected to be received within one year.

The decrease in long-term litigation liabilities is primarily due to the reclassifications to current liabilities of payments expected to be made within one year.

The decrease in common stock in treasury is due to the issuance of 4.7 million shares under the Shared Investment Plan, discussed earlier.

Refer to "Part II - Item 1. Legal Proceedings" which begins on page 15 of this document for the status of cases and claims from individuals seeking damages for injuries allegedly caused by silicone gel-filled mammary prostheses manufactured by a division of American Hospital Supply Corporation. That section also discusses the status of lawsuits and claims involving individuals suffering with hemophilia, seeking damages for injuries allegedly caused by anti-hemophilic factor VIII and IX concentrates derived from human blood plasma processed and sold by the Company and other commercial producers.

Upon resolution of any of the uncertainties described in "Part II - Item 1. Legal Proceedings", the Company may incur charges in excess of presently established reserves. While such future charges could have a material adverse impact on the Company's net income in the period in which it is recorded, management believes that any outcome of these actions will not have a material adverse effect on the Company's consolidated financial position.

The Company believes it has lines of credit adequate to support ongoing business operations and has sufficient financial flexibility to attract long-term capital on satisfactory terms to support its obligations and growth objectives.

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended June 30, 1994 has been performed by Price Waterhouse, the Company's independent public accountants. Their report on the interim consolidated financial information follows. There have been no adjustments or disclosures proposed by Price Waterhouse which have not been reflected in the interim consolidated financial information. Their report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                        REPORT OF INDEPENDENT ACCOUNTANTS





August 9, 1994



Board of Directors and Stockholders
Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and condensed consolidated statements of cash flows of Baxter International Inc. and its subsidiaries as of June 30, 1994 and for the three-month and six-month periods ended June 30, 1994 and 1993. This interim financial information is the responsibility of the company's management.

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



Price Waterhouse

                           PART II.  OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

As of June 30, 1994, the Company was a defendant, together with other defendants, in 5,153 lawsuits and had 1,772 pending claims from individuals, all of which seek damages for injuries allegedly caused by silicone mammary prostheses ("mammary implants") manufactured by the American Heyer-Schulte division of American Hospital Supply Corporation ("American"). The Company's responsibility for mammary implants results from the American Heyer-Schulte division of American which manufactured these products from 1974 until 1984, at which time the products and related assets were sold to Mentor Corporation. American retained the product liability responsibility for products sold before the divestiture, and that responsibility was assumed by a subsidiary of the Company as part of its 1985 acquisition of American. The Company has never manufactured this product nor does it have any of the product in its inventory.

The typical case or claim alleges that the individual's mammary implants caused one or more of a wide range of ailments, including non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sjogren's Syndrome, dermatomyositis, polymyositis, and chronic fatigue. The comparable number of cases and claims was 137 as of December 31, 1991; 1,612 as of December 31, 1992; 4,870 as of December 31, 1993;
and 6,206 as of March 31, 1994. In 1991, 76 cases and claims were disposed of; in 1992, 309 cases and claims were disposed of; in 1993, 634 cases and claims were disposed of; and in the first and second quarters of 1994, 211 cases and claims were disposed of.

In addition to the individual suits against the Company, a class action on behalf of all women with mammary implants filed against all manufacturers of such implants has been conditionally certified and is pending in the United States District Court for the Northern District of Alabama (DANTE, ET AL., V. DOW CORNING, ET AL., U.S.D.C., N. Dist., Ala., 92-2589; part of IN RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL 926, (U.S.D.C., N. Dist. Ala., CV 92-P-10000-S)). Another class action has been certified and is pending in state court in Louisiana (SPITZFADDEN, ET AL., V. DOW CORNING CORP., ET AL., Dist. Ct., Parish of Orleans, 92-2589). Baxter also has been named in three purported additional class actions, none of which is currently certified. (BARCELLONA, ET AL., V. DOW CORNING, ET AL., U.S.D.C., Mich., 9300 72045 DT and MOSS, ET AL., V. DOW CORNING, ET AL., U.S.D.C., Minn., 92-P-10560-S, both of which have been transferred to and are part of IN RE:
SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL-926 for discovery purposes, and DOE, ET AL., V. INAMED CORPORATION, ET AL., Circuit Ct., Dade County, Fla., 92-07034.) A suit seeking class certification on behalf of all residents of the Province of Ontario, Canada, who received Heyer-Schulte implants has also been filed (BURKE, V. AMERICAN HEYER-SCHULTE, ET AL., Ontario Prov. Court, Gen. Div., 15981/93.)

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

There also are issues concerning which of the Company's insurers is responsible for covering each matter and the extent of the Company's claims for contribution against third parties. The Company believes that a substantial portion of the liability and defense costs related to mammary implant cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. Most of the Company's insurers have reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. The Company has been, and will continue to be, engaged in active negotiations with its insurers concerning coverages and the settlement described below. Also, some of the mammary implant cases pending against the Company seek punitive damages and compensatory damages arising out of alleged intentional torts. Depending on policy language, applicable law, and agreements with insurers, the damages awarded pursuant to such claims may or may not be covered, in whole or in part, by insurance. On February 7, 1994, the Company filed suit against all of the insurance companies which issued product liability policies to American, American Heyer-Schulte and Baxter for a declaratory judgment that: the policies cover each year of injury or claim, the Company may choose among multiple coverages; coverage begins with the date of implant; and legal fees and punitive damages are covered. Subsequently, certain of the Company's product liability insurance carriers filed suit against the Company and all of its other carriers for a declaratory judgment to define various terms in the Company's insurance policies, the extent of the Company's coverage, the date of the occurrences giving rise to coverage, and the relative liabilities of the various insurance carriers involved.

Representatives of the plaintiffs and certain defendants in these cases have negotiated a global settlement of the issues under the jurisdiction of the Court in the DANTE V. DOW CORNING, ET AL. case (now known as LINDSAY, ET. AL. V. DOW CORNING, ET. AL.). The monetary provisions of the settlement providing compensation for all present and future plaintiffs and claimants based on a series of specific funds and scheduled medical conditions have been agreed upon by most of the significant defendants and representatives of the plaintiffs. The total of all of the specific funds, which would be paid-in and made available over approximately thirty years following final approval of the settlement by the Courts, is capped at $4.75 billion. The settling defendants have agreed to fund $4.255 billion of this amount. The Company's share of this settlement has been established by the settlement negotiations at $556 million. The global settlement is subject to a series of court proceedings, including a court review of its fairness, and the opportunity for individual plaintiffs and claimants to elect to remove themselves from the settlement ("opt-out"). On April 11, 1994, the court began the process of notifying all potential claimants of the class action settlement and their rights to opt-out. The initial opt-out period ended July 1, 1994. As of July 28, 1994, 14,849 individuals have opted out of the global settlement, of which 4,322 appear to have claims against Baxter. Of the opt-outs who previously filed claims, inquiries or lawsuits against Baxter, 1,502 represent U.S. claimants, 2,608 represent foreign claimants and 212 are currently unidentified. The number of opt-outs against Baxter will change as some claimants elect to rescind their opt-out notice and other opt-outs are identified as having claims against Baxter. At present, the Company is not able to estimate the nature and extent of its potential future liability with respect to opt-outs. The Company believes that most of its potential future liability with respect to opt-outs is covered by insurance.

In the fourth quarter of 1993, the Company accrued $556 million for its estimated liability resulting from the global settlement of the mammary implant class action and recorded a receivable for estimated insurance recovery of $426 million, resulting in a net charge of $130 million. The reserves for the settlement do not include any provisions for opt-outs and are in addition to the general reserves for the mammary implant cases discussed below.

In connection with its acquisition of American, the Company had established reserves at the time of the merger for product liability, including mammary implant cases and claims. At June 30, 1994, the reserve allocated to mammary implant cases and claims was approximately $14 million. This reserve has been significantly reduced in the past quarter. Based on current information, management believes that this reserve represents the Company's remaining minimum net exposure in connection with future mammary implant cases and claims beyond the effect of the global settlement described above, and that most of such future claims are covered by the Company's insurance.

Upon resolution of any of the uncertainties concerning these cases, the Company will ultimately incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the Company's net income in the period in which it is recorded, management believes that any outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position.

As of June 30, 1994, the Company was a defendant, together with other defendants, in 157 lawsuits, and had one pending claim, in the United States involving individuals who have hemophilia, or their representatives. Those cases and claim seek damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII and IX derived from human blood plasma processed and sold by the Company. Furthermore, 58 lawsuits seeking damages based on similar allegations are pending in Ireland, Japan and Germany.

The typical case or claim alleges that the individual with hemophilia was infected with HIV by infusing Factor VIII or Factor IX concentrates ("Factor Concentrates") containing HIV. The total number of cases and claims asserted against the Company as of December 31, 1991, was 16, as of December 31, 1992, was 52, and as of December 31, 1993, was 178. In 1991, 11 cases and claims were disposed of; in 1992, 9 cases and claims were disposed of; in 1993, 11 cases and claims were disposed of; and in the first and second quarters of 1994, 26 cases and claims were disposed of.

All Federal Court cases have been transferred to the U.S.D.C. for the Northern District of Illinois for case management under Multi District Litigation (MDL) rules. In addition to the individual suits against the Company, a purported class action was filed on September 30, 1993, on behalf of all U.S. residents with hemophilia (and their families) who were treated with Factor Concentrates and who allegedly are infected with HIV as a result of the use of such Factor Concentrates. This lawsuit was filed in the United States District Court for the Northern District of Illinois (WADLEIGH, ET AL., V. RHONE-POULENC RORER, ET AL., U.S.D.C., N. Dist., Ill. 93C 5969). The court has certified the class for purposes of determining whether the defendants' actions were negligent. Baxter has also been named in three purported class actions, none of which have been certified. ALVAREZ V. ARMOUR ET AL., U.S.D.C., 94-0649(E)(4); MARTIN V. RHONE POULENC ET AL., U.S.D.C., ND CV-94-B-0537 and STANGER V. BAYER ET AL., U.S.D.C., AZ CIV-94-392-TUC, all of which will be or have been transferred to the MDL for discovery purposes.

Many of the cases and claims are at very preliminary stages, and the Company has not been able to obtain information sufficient to evaluate each case and claim. In most states, the Company's potential liability is limited by laws which provide that the sale of blood or blood derivatives, including Factor Concentrates, is not the sale of a "good," and thus is not covered by the doctrine of strict liability. As a result, each claimant will have to prove that his or her injuries were caused by the Company's negligence. The WADLEIGH case alleges that the Company was negligent in failing: to use available purification technology; to promote research and development for product safety; to withdraw Factor Concentrates once it knew or should have known of viral contamination of such concentrates; to screen plasma donors properly; to recall contaminated Factor Concentrates; and to warn of risks known at the time the product was used. The Company denies these allegations and has filed a challenge to the class proceedings.

The Company believes that a substantial portion of the liability and defense costs related to anti-hemophilic factor concentrates cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. Most of the Company's insurers have reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. Zurich Insurance Co., one of the Company's comprehensive general liability insurance carriers has filed a suit against the Company seeking a declaratory judgment that the policies it had issued do not cover the losses that the Company has notified it of for a number of reasons, including that Factor Concentrates are products, not services, and are, therefore, excluded from the policy coverage, and that the Company has failed to comply with various obligations of tender, notice, and the like under the policies. The Company has filed suit against all of the insurance companies which issued comprehensive general liability and product liability policies to the Company for a declaratory judgment that the policies of all the excess carriers provide coverage. In that suit, the Company also sued Zurich for failure to defend it and Zurich and Columbia Casualty Company for failure to indemnify it. Subsequently, the Company's excess product liability insurance carriers also brought suit for a declaratory judgment as to the parties respective liabilities.

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

Representatives of the plaintiffs and the Company and Rhone-Poulenc Rorer ("RPR") negotiated a tentative settlement of the issues as to them under the jurisdiction of the court in the WADLEIGH case. The terms of the Memorandum of Understanding were to be incorporated into a settlement agreement to be filed with the court. The settlement is currently in question due to the court's certification of the class action negligence issue. It is unclear whether settlement will proceed on the terms originally reached. The Company and RPR had agreed to fund jointly $140 to $160 million for the settlement, based on the number of claimants seeking reimbursement, of which the Company's share was to be 49.2%.

In Canada, the provincial governments created a settlement fund to which all of the fractionators, including the Company, have contributed. The Company's contribution to the fund was approximately $3 million. Those Canadian claimants who availed themselves of this fund signed releases in favor of the Company against further litigation. The period in which to file a claim against the fund expired on March 15, 1994.

In the fourth quarter of 1993, the Company accrued $131 million for its estimated worldwide liability for litigation and settlement expenses involving anti-hemophilic Factor Concentrate cases, and recorded a receivable for insurance coverage of $83 million, resulting in a net charge of $48 million. The expense of the Canadian settlement is and the anticipated expense of the settlement of the WADLEIGH case was to be covered by this reserve.

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

On February 21, 1994, the Company began the voluntary withdrawal world-wide of its Gammagard-R- IGIV (intravenous immune globulin) because of indications that it might be implicated in Hepatitis C infections occurring in users of the product. Gammagard is a concetration of antibodies derived from human plasma and is used to tread immune-suppressed patients. A new immune globulin product, Gammagard-R- S/D, produced with an additional viral inactivation process was introduced by the Company after licensure in the United States and certain other countries.

As of July 8, 1994, the Company had received reports of Hepatitis C transmission from 133 patients from five countries (U.S., U.K., Spain, Sweden and Germany). The exact cause for these reports has not been determined; however, all reports have been associated with Gammagard injection produced from plasma which was screened for antibodies to the Hepatitis C virus through second generation testing. The number of patients receiving Gammagard-R- IGIV produced from the second generation screened plasma is not yet known, nor is the number of patients claiming exposure to Hepatitis C known.

As of August 5, 1994, two suits resulting from this incident (BORDONARO V. BAXTER, ET AL., Sup. Ct., MA 94-11454-DPW; and AREFFEEN V. BAXTER, U.S.D.C., MN 4-94 Civil 670), have been served upon the Company. The suits allege infection with the Hepatitis C virus from the use of Gammagard-R-. The Company is defending against these cases.

At this time the Company cannot estimate its level of exposure to claims or lawsuits stemming from the market withdrawal. The Company does not, however, at this time expect the exposure to have a material adverse effect on the Company's operations or its consolidated financial condition.

Most of the individuals who served as directors of American in 1985, including Mr. Cathcart and Ms. Evans, who currently are directors of the Company, were defendants in a pending lawsuit filed as a derivative action. LEWIS V. BAYS, ET AL. was filed on March 23, 1990, in the Circuit Court of Cook County, Illinois. The plaintiffs allege breach of fiduciary duty claims relating to American's buyout of an agreement with Hospital Corporation of America ("HCA") in connection with the Company's merger with American in 1985.

On April 12, 1994, the parties in this case filed a settlement agreement with the court for approval. The Court entered a preliminary order of fairness, and, on April 26, 1994, the Company began notifying its stockholders of the settlement. The settlement order was entered on June 15,1994, and the time for appeal has expired. The terms of the settlement did not have a material adverse effect on the Company's results of operations or consolidated financial position.

Baxter Healthcare Corporation ("BHC") was one of ten defendants named in a purported class action filed in August, 1993, on behalf of all medical and dental personnel in the state of California who suffered allergic reactions to natural rubber latex gloves and other protective equipment or who have been exposed to natural rubber latex products. (KENNEDY, ET AL., V. BAXTER HEALTHCARE CORPORATION, ET AL., Sup. Ct., Sacramento Co., Cal., #535632). The case alleges that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted defendants' demurrer to the class action allegations. This is currently on appeal. In April, 1994, a similar purported class action, GREEN, ET AL. V. BAXTER HEALTHCARE CORPORATION, ET AL., (Cir. Ct., Milwaukee Co., WI) was filed in Wisconsin against Baxter and three other defendants. The class action allegations have been withdrawn, but Leave to Amend was granted allowing additional plaintiffs to be added. The Company will vigorously defend against these actions. Management believes that the outcome of these matters will not have a material adverse effect on the Company's results of operations or consolidated financial position.

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

As of July 1, 1994,the Company has been named as a potentially responsible party for cleanup costs at 17 hazardous waste sites. The Company was a significant contributor to waste disposed on only one of these sites, the Thermo-Chem site in Muskegon, Michigan. The company expects that the total cleanup costs for this site will be between $37 million and $82 million, of which the Company's share will be approximately $5 million. This amount has been reserved and reflected in the Company's financial statements.

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


                                       BAXTER INTERNATIONAL INC.
                                   --------------------------------
                                             (Registrant)


Date:  August 10, 1994             By: /s/ Harry M. Jansen Kraemer, Jr.
                                       --------------------------------
                                   Harry M. Jansen Kraemer, Jr.
                                   Senior Vice President and
                                   Chief Financial Officer

                                  Exhibit Index


NUMBER              DESCRIPTION OF EXHIBIT

10.1                1994 Shared Investment Plan

10.2                Terms and Conditions

11.1                Computation of Primary
                    Earnings Per Common Share

11.2                Computation of Fully Diluted
                    Earnings Per Common Share

  12                Computation of Ratio of
                    Earnings to Fixed Charges

  15                Letter Re Unaudited Interim
                    Financial Information

                    (All other exhibits are inapplicable.)



- - -------------------------------------------------------------------------------

Copies of the above exhibits not contained herein are available at a charge of 35 cents per page upon written request to the Stockholder Services Department, Baxter International Inc., One Baxter Parkway, Deerfield, IL 60015. Copies are also available at a charge of at least 25 cents per page from the Public Reference Section of the Securities and Exchange Commission, 450 Fifth Street N.W., Washington, D.C., 20549.

- - -------------------------------------------------------------------------------