Form 10-Q
period 1994-09-30
BAXTER INTERNATIONAL INC
filed 1994-11-14
CIK 10456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- - ------    EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1994

- - ------    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ____ to ____

          Commission file number 1-4448


                            BAXTER INTERNATIONAL INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      36-0781620
    -------------------------------                      -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


ONE BAXTER PARKWAY, DEERFIELD, ILLINOIS                      60015-4633
- - ----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)



                                 (708)  948-2000
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

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of October 31, 1994 the latest practicable date, was 282,949,900 shares.

                         PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Baxter International Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (Unaudited)

- - -----------------------------------------------------------------------------------------------------------
(In millions, except per share data)                   Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                       1994           1993           1994           1993
Operations
 Net Sales                                            $2,315         $2,228         $6,824         $6,484

 Costs and expenses
   Cost of goods sold                                  1,494          1,423          4,431          4,129
   Marketing and administrative expenses                 468            471          1,367          1,403
   Research and development expenses                      88             81            248            244
   Settlement of patent litigation                         0              0              0            105
   Interest, net                                          47             47            143            141
   Goodwill amortization                                  16             17             50             50
   Other                                                   0             15             20             13
- - -----------------------------------------------------------------------------------------------------------
   Total costs and expenses                            2,113          2,054          6,259          6,085
- - -----------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------

 Income before income taxes and cumulative
    effect of accounting changes                         202            174            565            399

 Income tax expense                                       53             39            141             75
- - -----------------------------------------------------------------------------------------------------------
 Income before cumulative effect of accounting
    changes                                              149            135            424            324

 Cumulative effect of changes in accounting
    principles, net of income taxes                        0              0              0             70
- - -----------------------------------------------------------------------------------------------------------

 Net income                                             $149           $135           $424           $394
- - -----------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------
Earnings per common share
 Operations                                            $0.53          $0.49          $1.52          $1.17
 Cumulative effect of changes in accounting
    principles                                          0.00           0.00           0.00           0.25
- - -----------------------------------------------------------------------------------------------------------
 Net income                                            $0.53          $0.49          $1.52          $1.42
- - -----------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------

 Average number of common shares outstanding             283            277            279            277
- - -----------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

- - -------------------------------------------------------------------------------------------------
(In  millions,  except shares)                                    September 30,   December 31,
                                                                            1994           1993
                                                                     (Unaudited)
Current assets      Cash and equivalents                                $    349       $    479
                    Accounts receivable                                    1,513          1,594
                    Notes and other current
                      receivables                                            163             82
                    Inventories                                            1,764          1,772
                    Other                                                    518            495
                    ----------------------------------------------------------------------------
                    Total current assets                                   4,307          4,422
- - -----------------------------------------------------------------------------------------------
Property,           At cost                                                4,764          4,491
plant and           Accumulated depreciation
equipment             and amortization                                    (2,084)        (1,836)
                    ----------------------------------------------------------------------------
                    Net property, plant and equipment                      2,680          2,655
- - -----------------------------------------------------------------------------------------------
Goodwill and other non-current assets                                      3,309          3,468
- - -----------------------------------------------------------------------------------------------

Total assets                                                             $10,296        $10,545
- - -----------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------

Current
liabilities         Short-term debt                                     $    597        $   822
                    Accounts payable and other
                      current liabilities                                  2,028          2,111
                    ----------------------------------------------------------------------------
                    Total current liabilities                              2,625          2,933
- - ------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                       2,416          2,800
- - -----------------------------------------------------------------------------------------------
Non-current liabilities and long-term deferred taxes                       1,594          1,627
- - -----------------------------------------------------------------------------------------------
Stockholders'       Common stock, $1 par value,
equity                authorized 350,000,000 shares,
                      issued 287,701,247 shares in
                      1994 and 1993                                          288            288
                    Additional contributed capital                         1,827          1,883
                    Retained earnings                                      1,662          1,452
                    Common stock in treasury, at cost,
                      4,893,243 shares in 1994 and
                      11,187,278 shares in 1993                             (129)          (350)
                    Foreign currency adjustment                               13            (88)
                    ----------------------------------------------------------------------------
                    Total stockholders' equity                             3,661          3,185
- - ------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                               $10,296        $10,545
- - -----------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)

- - ----------------------------------------------------------------------------------------------------------
Nine months ended September 30, (in millions)                                         1994           1993
(Brackets denote cash outflows)
Cash flow provided            Income before cumulative effect
by operations                   of accounting changes                                 $424           $324
                              Adjustments
                                Depreciation and amortization                          390            363
                                Deferred income taxes                                   31             30
                                Asset dispositions, net (pre-tax)                      (28)           (39)
                                Other                                                   16             74
                              Changes in balance sheet items
                                Accounts receivable                                     97             71
                                Inventories                                             31           (165)
                                Accounts payable and other
                                  accrued liabilities                                 (125)           (80)
                                Restructuring program payments                         (74)           (21)
                                Other                                                   40            (38)
                                --------------------------------------------------------------------------
                              Cash flow provided by operations                         802            519
- - ----------------------------------------------------------------------------------------------------------
Investment                    Capital expenditures (1)                                (301)          (377)
transactions                  Acquisitions (net of cash received)
                                and investments in affiliates                          (48)          (100)
                              Proceeds from asset dispositions                          86             68
                              ----------------------------------------------------------------------------
                              Investment transactions, net                            (263)          (409)
- - ----------------------------------------------------------------------------------------------------------
Financing                     Issuances of debt and lease
transactions                    obligations                                          1,524          1,393
                              Redemption of debt and lease
                                obligations                                         (1,677)        (1,010)
                              Increase (decrease) in debt with maturities
                                of three months or less, net                          (473)           251
                              Stock issued under Shared
                                Investment Plan                                        121              0
                              Common stock dividends                                  (213)          (208)
                              Common stock issued under employee
                                benefit plans                                           42             43
                              Purchase of treasury stock                                 0           (124)
                              -----------------------------------------------------------------------------
                              Financing transactions, net                             (676)           345
- - -----------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash
  and equivalents                                                                        7             (9)
- - -----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                           (130)           446
Cash and equivalents at beginning of period                                            479             32
- - -----------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                 $349           $478
- - -----------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------

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

INVENTORIES

Inventories consisted of the following (in millions):


                                 September 30,   December 31,
                                         1994           1993
                                   (Unaudited)
     Raw materials                    $   250         $  238
     Work in process                      229            221
     Finished products                  1,285          1,313
                                       ------         ------
         Total inventories             $1,764         $1,772
                                       ------         ------
                                       ------         ------

Credit Facilities

In July, 1994, the Company amended its $1 billion credit facility (with commitments to run to August, 1996 with two one-year extensions) to be a $953 million five-year facility which would expire in August, 1999 and amended its $500 million credit facility (scheduled to expire in August, 1994) to be a $477 million facility which expires in July, 1995. The primary reasons for the amendments were to lengthen the time periods of the credit facilities and to lower the associated fees. The changes in the amounts of the facilities were due to changes in the participating banks supporting the facilities. The amended agreements contain covenants substantially identical to the prior facilities.

INTEREST - NET


Interest - net consists of the following (unaudited):

- - -----------------------------------------------------------------------
(in millions)                      Three months ended  Nine months ended
                                     September 30,       September 30,
                                     1994      1993     1994      1993
Interest expense                     $57       $56      $177      $163
Interest income                      (10)       (9)      (34)      (22)
- - -----------------------------------------------------------------------
Interest - net                       $47       $47      $143      $141
- - -----------------------------------------------------------------------
- - -----------------------------------------------------------------------


SUBSEQUENT EVENT - PLANNED DIVESTITURE

In October, 1994, the Company announced that it had signed a definitive agreement to sell its diagnostics manufacturing businesses to Diagnostics Holding, Inc. ("Holding"), a company organized by Bain Capital, Inc. The proceeds to Baxter will consist of $40 million senior securities of Holding and $408 million in cash, reduced by retained accounts receivable as of the closing date. The final net value to Baxter will vary depending on various closing and post-closing adjustments, retained liabilities and the ongoing benefits Baxter will derive as the exclusive U.S. distributor of diagnostics products in the future.

SUBSEQUENT EVENT - ACQUISITION

In November, 1994, the Company acquired Intramed Laboratories, Inc., a company that develops, manufactures and markets cost-effective miniature endoscopes and therapeutic devices for minimally invasive surgery, diagnosis and treatment monitoring. Baxter issued approximately 365,000 shares of its common stock. This transaction will be accounted for under the "purchase method" of accounting.

LEGAL PROCEEDINGS

Please refer to "Part II - Item 1. Legal Proceedings" which begins on page 17 of this document for the status of cases and claims from individuals seeking damages for injuries allegedly caused by silicone gel-filled mammary prostheses ("breast implants") manufactured by a division of American Hospital Supply Corporation. That section also discusses the status of lawsuits and claims involving individuals suffering with hemophilia, seeking damages for injuries allegedly caused by anti-hemophilic factor VIII and IX concentrates derived from human blood plasma processed and sold by the Company and other commercial producers.

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company's 1993 Annual Report to Stockholders ("ARS") contains management's discussion and analysis of financial condition and results of operations at and for the year ended December 31, 1993. In the ARS, management outlined its key financial objectives in 1994 which are summarized as follows:

* Improve operational cash flows to $450 million in 1994 thereby allowing the Company to remain debt-neutral in 1994, after payment of dividends and all financing costs;

* Grow sales in the high single digit percentage range; the Company now anticipates that its future sales growth will be below its earlier expectations of sales growing in the high single digit percentage range as its sales growth continues to slow in the U.S. market;

*    Grow net earnings in the high single digit percentage range;

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

The following discussion and analysis demonstrates that management is making significant progress toward the accomplishment of the above objectives, except for the attainment of anticipated domestic sales growth as discussed above. Trends of a material nature and material changes in the Company's financial condition since December 31, 1993, are discussed to the extent known and considered relevant. The analysis of results compares the three months and nine months ended September 30, 1994 with the corresponding periods of 1993.

RESULTS OF OPERATIONS

Third quarter net sales increased 4% to $2.3 billion and net sales for the nine months ended September 30, 1994 increased 5% to $6.8 billion. The following table shows net sales for each industry segment (unaudited):

- - ------------------------------------------------------------------------------------------------------------
(in millions)                                   Three months ended             Nine months ended
                                                    September 30,     Percent    September 30,      Percent
                                                   1994      1993    Increase   1994       1993    Increase
Medical specialties                                $901      $807        12%   $2,586     $2,371        9%
Medical/laboratory products and
    distribution                                  1,414     1,421         0%    4,238     4,113         3%
- - ----------------------------------------------------------------------------------------------------------
Total net sales                                  $2,315    $2,228         4%   $6,824    $6,484         5%
- - ----------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------

Sales growth in the medical specialties segment was strong for both the quarter and nine month periods, particularly for the Biotech, Cardiovascular and Renal units. Sales in the medical/laboratory products and distribution segment were flat for the quarter ended September 30, 1994. This trend reflects continued pricing pressures on certain product lines, the loss of some Columbia/HCA contracts and the decline in sales of diagnostics products as a result of reduced capital purchases by hospitals and uncertainties regarding Baxter's plans for the divestiture of its Diagnostics manufacturing businesses.

Domestic sales for the third quarter of 1994 were approximately $1.65 billion, an increase of 1.5% over the comparable period in 1993. Domestic sales for the nine months ended September 30, 1994 were approximately $4.9 billion, an increase of 4% over the comparable 1993 period. Sales from international markets in the third quarter were $662 million, representing a 10% increase over 1993, while international sales in the nine month period rose 8% to a level of $1.9 billion. International sales growth in local currency was approximately 9% for both the third quarter and nine months ended September 30, 1994.

The gross profit rate was 35.5% for the quarter ended September 30, 1994, versus 36.1% for the prior year and was 35.1% for the nine months ended September 30, 1994, versus 36.3% for the similar period of 1993. These declines reflect pricing pressures on certain product lines, a heavier mix of lower-margin distributed products, and the voluntary market withdrawal of Gammagard
- - -REGISTERED TRADEMARK- IGIV, an immune globulin intravenous product. In the second quarter of 1994, a new product, Gammagard -REGISTERED TRADEMARK- S/D was licensed for sale in the United States and Germany. This product was previously approved for sale in Sweden, Finland, Iceland, Holland and the United Kingdom. This product is the second generation of Gammagard -REGISTERED TRADEMARK- IGIV. Gammagard -REGISTERED TRADEMARK- S/D is treated with a solvent and two detergents known to inactivate viruses such as hepatitis B, hepatitis C and HIV. The gross margin rate was 34.7%, 35.1% and 35.5% for the quarters ended March 31, 1994, June 30, 1994 and September 30, 1994, respectively.

Savings in marketing and administrative expenses continue to offset the gross margin erosion. Marketing and administrative expenses as a percent of sales were 20.2% and 20.0% for the quarter and nine months ended September 30, 1994, versus 21.1% and 21.6% for the similar periods in 1993. This decrease reflects improved expense leveraging as a result of initiatives taken in connection with the 1993 downsizing and restructuring programs. As mentioned above, the company expects to hold marketing and administrative expenses flat for the next two years and to further reduce the expense ratio over the next five years. The three months ended September 30, 1993 included a $13 million charge taken to provide for staff reductions in the Company's diagnostics businesses. The nine months ended September 30, 1993, included $53 million in charges to provide for staff reductions in the Company's hospital and diagnostics businesses. These charges were taken as part of ongoing efforts to reduce marketing and administrative expenses and drive more efficiencies through re-engineering of the administrative and field support operations. The 1993 nine month charge of $53 million was partially offset by a $35 million gain from the sale of a minor business unit.

The following table shows research and development expenses for each industry segment (unaudited):

(in millions)                                   Three months ended     Percent   Nine months ended     Percent
                                                    September 30,     Increase    September 30,       Increase
                                                    1994     1993    (Decrease)   1994     1993      (Decrease)

Medical specialties                                 $66      $58         14%      $185      $169          9%
Medical/laboratory products and
   distribution                                      22        23        (4%)       63        75        (16%)
- - ----------------------------------------------------------------------------------------------------------------
Total research and development
   expenses                                         $88       $81         9%      $248      $244          2%
- - ----------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------

The Company's research and development expenses ("R&D") increased 9% to $88 million and increased 2% to $248 million for the three and nine months ended September 30, 1994, respectively, as compared to the similar periods of 1993, primarily as a result of the Company's strategic review of research and development initiatives. R&D expenses have increased in the medical specialties segment as the company continues to increase its investment in high-growth, strategic initiatives such as renal therapy and transplants, Novacor and Blood Substitutes. The decrease in R&D spending in the medical/laboratory products and distribution segment is related to the rationalization of projects being developed in the diagnostics businesses.

The operating results for the first nine months of 1993 included the effect of a worldwide settlement of patent litigation with Scripps Research Institute and Rhone-Poulenc Rorer, Inc. ("Rorer"), which required Baxter to pay $105 million to Rorer, and reduced earnings per share by $.23.

The increase in interest expense is primarily due to higher interest rates. Interest income improved due to improved returns on the Company's portfolio of investments.

Other costs and expenses includes approximately $2 million in net losses and $27 million in net gains for the three and nine months ended September 30, 1994 (as compared to $0 million and $39 million in net gains in the similar periods of
1993), associated with the disposal or discontinuance of minor, non-strategic businesses and investments.

Income before income taxes was $202 million and $565 million for the three and nine months ended September 30, 1994 versus $174 million and $399 million for the comparable periods of 1993. The following table shows income before income taxes for each industry segment (unaudited):


(in millions)                                   Three months ended     Percent   Nine months ended
                                                    September 30,     Increase    September 30,       Percent
                                                    1994     1993    (Decrease)   1994     1993       Increase
Medical specialties                                $168      $145        16%      $444      $337         32%
Medical/laboratory products and
   distribution                                     106       109        (3%)      340       295         15%
General corporate and other                         (25)      (33)                 (76)      (92)
Interest - net                                      (47)      (47)                (143)     (141)
- - -------------------------------------------------------------------------------------------------------------
Total income before income taxes                   $202      $174        16%      $565      $399         42%
- - -------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------

The increase in pretax income in the medical specialties segment for the quarter ended September 30, 1994 is primarily due to the strong results of the Biotech Group. The increase in pretax income in the medical specialties segment for the nine month period is primarily due to the reduction in the 1993 operating results for this segment as a result of the $105 million settlement of the patent litigation described above offset by the effect of the decrease in the 1994 sales of Gammagard -REGISTERED TRADEMARK- IGIV and related rework costs related to the voluntary market withdrawal discussed above. The medical specialties segment was also adversely impacted for the nine months ended September 30, 1994 by weaker foreign currency exchange rates.

The medical/laboratory products and distribution segment's income before income taxes decreased 3% for the third quarter ended September 30, 1994, as compared to the similar period of 1993 as a result of lower sales (as discussed above), the impact of a lower gross margin related to pricing pressures and a heavier mix of lower-margin products. The medical/laboratory products and distribution segment increased 15% for the nine months ended September 30, 1994, as compared to the similar periods of 1993 as a result of the benefits of cost containment measures implemented throughout 1993 and the first nine months of 1994, a decrease in the level of net gains of divestitures in 1994 offset by the $53 million of downsizing costs incurred in the second and third quarters of 1993.

The net decrease in costs in general corporate and other for the three and nine month periods ended September 30, 1994, primarily reflects the impact of cost-savings achieved in connection with the restructuring program and the effect of net gains associated with the disposal or discontinuance of minor, non-strategic business investments.

The effective tax rate was 26.2% and 25.0% for the three and nine months ended September 30, 1994, versus 22.4% and 23.2% (excluding the tax effects from the patent litigation settlement described above) for the similar periods of 1993. These increases are primarily due to a larger proportion of earnings generated in higher-tax jurisdictions during 1994.

Net income increased 10% to $149 million for the quarter ended September 30, 1994, as compared to the prior year. Earnings per share increased 8% to 53 cents for the similar period. The lower EPS growth reflects the dilution due to the shares sold to Senior Management ("Shared Investment Plan") which is discussed later.

Income before cumulative effect of accounting changes was $424 million for the nine months of 1994 versus $324 million in the comparable period of 1993. Earnings per common share from operations increased from $1.17 to $1.52. As described above, the settlement of patent litigation reduced earnings per share in 1993 by 23 cents. Earnings per share from operations, excluding the settlement of patent litigation in 1993, increased 9% from the prior year. This increase in 1994 reflects general growth in the Company's operations and improved expense control.

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

RESTRUCTURING PROGRAM

In 1993, the Company announced a major restructuring program which resulted in a $700 million pre-tax charge in the fourth quarter. As discussed in last year's ARS, the major objectives of the restructuring program were to make the Company's domestic medical/laboratory products and distribution segment more efficient and more responsive in addressing the sweeping changes occurring in the U.S. health-care system and accelerate growth of its medical specialties businesses worldwide.

Since the announcement of the restructuring program, the Company has implemented, or is in the process of implementing all of the major strategic actions associated with the restructuring program and is satisfied that such programs are progressing on schedule and that the overall restructuring program will meet established financial targets.

For the nine months ended September 30, 1994, the Company has utilized approximately $111 million of its restructuring reserves, including $37 million of non-cash items. The Company expects to realize approximately $90 million in savings for the total year 1994 as compared to its initial estimate of approximately $100 million. The reduction in anticipated savings in 1994 is due primarily to delays in the start-up of certain projects. Management believes that its overall savings to be realized in 1995 and beyond will be substantially consistent with earlier estimates disclosed in the ARS. Management anticipates that these savings will be partially invested in increased research and development spending and the Company's expansion into growing international markets.


LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company's liquidity in terms of its overall ability to mobilize cash to support ongoing business levels and to fund its growth.

Cash flow provided by continuing operations (which includes working capital components) increased to $802 million from a level of $519 million for the nine months ended September 30, 1994. This increase primarily reflects the increase in income and improved balance sheet management, including approximately $100 million of proceeds for the sale of certain lease receivables discussed later. Management believes that this level of cash flow is sufficient to support normal ongoing business requirements.

As a result of the Company's increased emphasis on cash flow, management introduced a new internal performance measure called "operational cash flow" which evaluates each operating business on all aspects of cash flow under their direct control. Management's objective in 1994 is to generate operational cash flow of at least $450 million (after the payment of restructuring costs planned in 1994) compared to $292 million in operational cash flow in 1993. The Company has realized $650 million in operational cash flow for the nine months ended September 30, 1994, thus, exceeding its goal for the entire year of 1994. In addition, the incentive compensation programs for the Company's senior management in each business have been modified to include significant emphasis on the attainment of both operational cash flow as well as earnings objectives.

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to the Company's internal measure of operational cash flow (unaudited):


- - -------------------------------------------------------------------------------
(in millions) (Brackets denote cash outflows)                 Nine Months Ended
                                                                 September 30,
                                                               1994       1993

Cash flow provided by operations per the Company's
     condensed consolidated statements of cash flows           $802       $519
Capital expenditures                                           (301)      (377)
Net interest after tax                                           86         84
Other                                                            63         15
- - -------------------------------------------------------------------------------
Total operational cash flow                                    $650       $241
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

Investment transactions for the nine months ended September 30, 1994 totaled $263 million (compared to the $409 million expended in the similar period of 1993), and included $301 million in capital expenditures and additions to the pool of equipment leased or rented to customers, $6 million for the acquisition of minor businesses and investment positions for the purpose of acquiring technologies, broadening product lines or expanding market coverage, $42 million of payments of previously recorded acquisition-related liabilities of American Hospital Supply Corporation and $86 million in proceeds from the disposal or discontinuance of minor, non-strategic business units and investments.

The following table shows capital expenditures for each industry segment (unaudited):


- - -------------------------------------------------------------------------------
(in millions)                                  Nine months ended        Percent
                                                    September 30,      Increase
                                                   1994      1993     (Decrease)
Medical specialties                                $171      $157          9%
Medical/laboratory products and distribution        122       191        (36%)
General corporate                                     8        29        (72%)
- - -------------------------------------------------------------------------------
Total capital expenditures                         $301      $377        (20%)
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

Capital expenditures in the medical specialties segment represented 57% and 42% of total company capital expenditures during the periods ended September 30, 1994 and 1993, respectively. In comparison, capital expenditures in the medical/laboratory products and distribution segment represented 41% and 51% of total Company capital expenditures during the periods ended September 30, 1994 and 1993, respectively. This shift is consistent with the company's strategy to increase its investment in its higher growth medical specialties businesses.
The Company has made significant investments in recent years in its U.S. Distribution and manufacturing and corporate infrastructure. As a consequence, the level of capital expenditures in the medical/laboratory products and distribution segment and general corporate capital expenditures will decline as compared to 1993 levels. Incremental capital investments are being made in the medical specialties segment primarily for the expansion of manufacturing capacity for renal products.

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

The Company's current assets exceeded current liabilities by $1.7 billion at September 30, 1994 versus an excess of $1.5 billion at December 31, 1993. Current assets at September 30, 1994, included receivables of $1.7 billion and inventories of $1.8 billion. These sources of liquidity are convertible into cash over a relatively short period of time and thus, will help the Company satisfy normal operating cash requirements.

Short-term debt decreased from $822 million to $597 million and long-term debt decreased from $2,800 million to $2,416 million at September 30, 1994 as compared to December 31, 1993. Net debt (after consideration of cash equivalents) declined to $2,664 million since the beginning of the year after paying $213 million in dividends. At September 30, 1994, the Company's net debt to net capital ratio was 42.1% versus 49.7% at year-end 1993, a decrease of 7.6%. The Company intends to utilize the net proceeds from the planned divestiture of the diagnostics-products manufacturing and other non-strategic businesses to reduce net debt, and thus, anticipates that its net debt to net capital ratio will decline during the balance of 1994, with the goal of reaching the 40% range in the years ahead.

The Company intends to fund its short-term and long-term obligations as they mature by issuing additional debt or through cash flow from operations.

Notes and other current receivables increased and goodwill and other non-current assets decreased primarily due to the reclassification of insurance receivables from long-term to current to reflect payments expected to be received within one year and the sale of certain lease receivables that were sold in September, 1994, for approximately $100 million on a non-recourse basis. There was an immaterial gain on the sale of the lease receivables. The proceeds from this sale were used to repay debt borrowings.

The decrease in long-term litigation liabilities is primarily due to the reclassifications to current liabilities of payments expected to be made within one year.

The decrease in common stock in treasury is due to the issuance of 4.7 million shares under the Shared Investment Plan, discussed earlier.

Refer to "Part II - Item 1. Legal Proceedings" which begins on page 17 of this document for the status of cases and claims from individuals seeking damages for injuries allegedly caused by silicone gel-filled mammary prostheses manufactured by a division of American Hospital Supply Corporation. That section also discusses the status of lawsuits and claims involving individuals suffering with hemophilia, seeking damages for injuries allegedly caused by anti-hemophilic factor VIII and IX concentrates derived from human blood plasma processed and sold by the Company and other commercial producers.

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

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 1994 has been performed by Price Waterhouse LLP, the Company's independent public accountants. Their report on the interim consolidated financial information follows. There have been no adjustments or disclosures proposed by Price Waterhouse LLP which have not been reflected in the interim consolidated financial information. Their report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                        REPORT OF INDEPENDENT ACCOUNTANTS



November 11, 1994


Board of Directors and Stockholders
Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and condensed consolidated statements of cash flows of Baxter International Inc. and its subsidiaries as of September 30, 1994 and for the three-month and nine-month periods ended September 30, 1994 and 1993. This interim financial information is the responsibility of the company's management.

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



Price Waterhouse LLP

PART II.  OTHER INFORMATION
Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

As of September 30, 1994, the Company was a defendant, together with other defendants, in 5,832 lawsuits and had 1,754 pending claims from individuals, all of which seek damages for injuries allegedly caused by silicone mammary prostheses ("mammary implants") manufactured by the American Heyer-Schulte division of American Hospital Supply Corporation ("American"). The Company's responsibility for mammary implants results from the American Heyer-Schulte division of American which manufactured these products from 1974 until 1984, at which time the products and related assets were sold to Mentor Corporation. American retained the product liability responsibility for products sold before the divestiture, and that responsibility was assumed by a subsidiary of the Company as part of its 1985 acquisition of American. The Company has never manufactured this product nor does it have any of the product in its inventory.

The typical case or claim alleges that the individual's mammary implants caused one or more of a wide range of ailments, including non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sjogren's Syndrome, dermatomyositis, polymyositis, and chronic fatigue. The comparable number of cases and claims was 137 as of December 31, 1991; 1,612 as of December 31, 1992; 4,870 as of December 31, 1993;
and 6,925 as of June 30, 1994. In 1991, 76 cases and claims were disposed of; in 1992, 309 cases and claims were disposed of; in 1993, 634 cases and claims were disposed of; and in the first, second, and third quarters of 1994, 230 cases and claims were disposed of.

In addition to the individual suits against the Company, a class action on behalf of all women with mammary implants filed against all manufacturers of such implants has been conditionally certified and is pending in the United States District Court for the Northern District of Alabama (DANTE, ET AL., V. DOW CORNING, ET AL., U.S.D.C., N. Dist., Ala., 92-2589; part of IN RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL 926, (U.S.D.C., N. Dist. Ala., CV 92-P-10000-S)). Another class action has been certified and is pending in state court in Louisiana (SPITZFADDEN, ET AL., V. DOW CORNING CORP., ET AL., Dist. Ct., Parish of Orleans, 92-2589). Baxter also has been named in three purported additional class actions, none of which is currently certified. (BARCELLONA, ET AL., V. DOW CORNING, ET AL., U.S.D.C., Mich., 9300 72045 DT and MOSS, ET AL., V. DOW CORNING, ET AL., U.S.D.C., Minn., 92-P-10560-S, both of which have been transferred to and are part of IN RE:
SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL-926 for discovery purposes, and DOE, ET AL., V. INAMED CORPORATION, ET AL., Circuit Ct., Dade County, Fla., 92-07034.) A suit seeking class certification on behalf of all residents of the Province of Ontario, Canada, who received Heyer-Schulte implants was dismissed as to Baxter (BURKE, V. AMERICAN HEYER-SCHULTE, ET AL., Ontario Prov. Court, Gen. Div., 15981/93). That case is currently on appeal. A second suit seeking class certification on behalf of all women in the Province of Ontario who received Heyer-Schulte mammary implants has been filed (BENNETT V. AMERICAN HEYER-SCHULTE, ET AL., Ontario Prov. Court, Gen. Div., 18169/94).

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

There also are issues concerning which of the Company's insurers is responsible for covering each matter and the extent of the Company's claims for contribution against third parties. The Company believes that a substantial portion of the liability and defense costs related to mammary implant cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. Most of the Company's insurers have reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. The Company has been, and will continue to be, engaged in active negotiations with its insurers concerning coverages and the settlement described below. Two of the Company's claims-made insurers have tendered the full amounts of their policies to the Company and a third has tendered the full amounts of its policy on a prorata basis as claims are paid. The total amount tendered is $85 million.

Also, some of the mammary implant cases pending against the Company seek punitive damages and compensatory damages arising out of alleged intentional torts. Depending on policy language, applicable law, and agreements with insurers, the damages awarded pursuant to such claims may or may not be covered, in whole or in part, by insurance. On February 7, 1994, the Company filed suit against all of the insurance companies which issued product liability policies to American, American Heyer-Schulte and Baxter for a declaratory judgment that: the policies cover each year of injury or claim, the Company may choose among multiple coverages; coverage begins with the date of implant; and legal fees and punitive damages are covered. Subsequently, certain of the Company's product liability insurance carriers filed suit against the Company and all of its other carriers for a declaratory judgment to define various terms in the Company's insurance policies, the extent of the Company's coverage, the date of the occurrences giving rise to coverage, and the relative liabilities of the various insurance carriers involved. In both cases, the parties have entered into a "stand-still" agreement while negotiations continue.

Representatives of the plaintiffs and certain defendants in these cases have negotiated a global settlement of the issues under the jurisdiction of the Court in the DANTE V. DOW CORNING, ET AL. case (now known as LINDSAY, ET. AL. V. DOW CORNING, ET. AL.). The monetary provisions of the settlement providing compensation for all present and future plaintiffs and claimants based on a series of specific funds and scheduled medical conditions have been agreed upon by most of the significant defendants and representatives of the plaintiffs.
The total of all of the specific funds, which would be paid-in and made available over approximately thirty years following final approval of the settlement by the Courts, is capped at $4.75 billion. The settling defendants have agreed to fund $4.255 billion of this amount. The Company's share of this settlement has been established by the settlement negotiations at $556 million. The global settlement was subject to a series of court proceedings, including a court finding of its fairness, which was made by the Court on September 1, 1994, and the opportunity for individual plaintiffs and claimants to elect to remove themselves from the settlement ("opt-out"). The Court excluded mammary implant recipients from Australia and the Provinces of Ontario and Quebec, Canada from the settlement.

Appeals have been filed challenging the global settlement. On April 11, 1994, the court began the process of notifying all potential claimants of the class action settlement and their rights to opt-out. The initial opt-out period ended July 1, 1994. As of September 30, 1994, 13,834 individuals have opted out of the global settlement, of which 5,455 allege claims against Baxter. Of the opt-outs who filed claims against Baxter, 2,025 represent U.S. claimants, 3,214 represent foreign claimants and 216 are currently unidentified. The number of opt-outs against Baxter will change as some claimants elect to rescind their opt-out notice, current claimants are found to not have valid claims against Baxter and other opt-outs are identified as having claims against Baxter. The Company believes that a substantial number of the suits filed in the second and third quarters of this year against Baxter will ultimately be dismissed because it will be determined that no Heyer-Schulte mammary implant is involved. In August, 1994, a jury in a Texarkana, Arkansas mammary implant case returned a verdict in favor of the Company. At present, the Company is not able to estimate the nature and extent of its potential future liability with respect to opt-outs. The Company believes that most of its potential future liability with respect to opt-outs is covered by insurance. The Company intends to continue to litigate pending breast implant cases.

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

In connection with its acquisition of American, the Company had established reserves at the time of the merger for product liability, including mammary implant cases and claims. At September 30, 1994, the general reserve allocated to mammary implant cases and claims was exhausted. Based on current information, management believes that the Company's remaining exposure (which is not presently estimable) in connection with future mammary implant cases and claims beyond the effect of the global settlement described above will be substantially covered by the Company's insurance.

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

As of September 30, 1994, the Company was a defendant, together with other defendants, in 174 lawsuits, and had one pending claim, in the United States involving individuals who have hemophilia, or their representatives. Those cases and claim seek damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII and IX derived from human blood plasma processed and sold by the Company. Furthermore, 57 lawsuits seeking damages based on similar allegations are pending in Ireland and Japan.

The typical case or claim alleges that the individual with hemophilia was infected with HIV by infusing Factor VIII or Factor IX concentrates ("Factor Concentrates") containing HIV. The total number of cases and claims asserted against the Company as of December 31, 1991, was 16, as of December 31, 1992, was 52, and as of December 31, 1993, was 178. In 1991, 11 cases and claims were disposed of; in 1992, 9 cases and claims were disposed of; in 1993, 11 cases and claims were disposed of; and in the first, second, and third quarters of 1994, 27 cases and claims were disposed of.

All Federal Court cases have been transferred to the U.S.D.C. for the Northern District of Illinois for case management under Multi District Litigation (MDL) rules. In addition to the individual suits against the Company, a purported class action was filed on September 30, 1993, on behalf of all U.S. residents with hemophilia (and their families) who were treated with Factor Concentrates and who allegedly are infected with HIV as a result of the use of such Factor Concentrates. This lawsuit was filed in the United States District Court for the Northern District of Illinois (WADLEIGH, ET AL., V. RHONE-POULENC RORER, ET AL., U.S.D.C., N. Dist., Ill. 93C 5969). The court has certified the class for purposes of determining whether the defendants' actions were negligent. Baxter has also been named in three purported class actions, none of which have been certified. ALVAREZ V. ARMOUR ET AL., U.S.D.C., 94-0649(E)(4); MARTIN V. RHONE POULENC ET AL., U.S.D.C., ND CV-94-B-0537 and STANGER V. BAYER ET AL., U.S.D.C., AZ CIV-94-392-TUC, all of which have been transferred to the MDL for discovery purposes.

Many of the cases and claims are at very preliminary stages, and the Company has not been able to obtain information sufficient to evaluate each case and claim. In most states, the Company's potential liability is limited by laws which provide that the sale of blood or blood derivatives, including Factor Concentrates, is not the sale of a "good," and thus is not covered by the doctrine of strict liability. As a result, each claimant will have to prove that his or her injuries were caused by the Company's negligence. The WADLEIGH case alleges that the Company was negligent in failing: to use available purification technology; to promote research and development for product safety; to withdraw Factor Concentrates once it knew or should have known of viral contamination of such concentrates; to screen plasma donors properly; to recall contaminated Factor Concentrates; and to warn of risks known at the time the product was used. The Company denies these allegations and has filed a challenge to the class proceedings. In August, 1994, a jury in Los Angeles, California, returned a verdict in a Factor Concentrates case in the Company's favor.

The Company believes that a substantial portion of the liability and defense costs related to anti-hemophilic factor concentrates cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. Most of the Company's insurers have reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. Zurich Insurance Co., one of the Company's comprehensive general liability insurance carriers has filed a suit in Illinois, against the Company seeking a declaratory judgment that the policies it had issued do not cover the losses that the Company has notified it of for a number of reasons, including that Factor Concentrates are products, not services, and are, therefore, excluded from the policy coverage, and that the Company has failed to comply with various obligations of tender, notice, and the like under the policies. The Company has filed suit in California, against all of the insurance companies which issued comprehensive general liability and product liability policies to the Company for a declaratory judgment that the policies of all the excess carriers provide coverage. In that suit, the Company also sued Zurich for failure to defend it and Zurich and Columbia Casualty Company for failure to indemnify it. Subsequently, the Company's excess product liability insurance carriers also brought suit for a declaratory judgment as to the parties respective liabilities. The suit filed by Zurich has been stayed pending resolution of the Company's case against Zurich and its excess carriers. Zurich has appealed that stay.

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

On February 21, 1994, the Company began the voluntary withdrawal world-wide of its Gammagard -REGISTERED TRADEMARK- IGIV (intravenous immune globulin) because of indications that it might be implicated in Hepatitis C infections occurring in users of the product. Gammagard is a concentration of antibodies derived from human plasma and is used to treat immune-suppressed patients. A new immune globulin product, Gammagard-REGISTERED TRADEMARK- S/D, produced with an additional viral inactivation process was introduced by the Company after licensure in the United States and certain other countries.

As of September 30, 1994, the Company had received reports of Hepatitis C transmission from 164 patients from eight countries (U.S., U.K., Spain, Sweden, Germany, France, South Africa and Denmark). The exact cause for these reports has not been determined; however, all reports have been associated with Gammagard injection produced from plasma which was screened for antibodies to the Hepatitis C virus through second generation testing. The number of patients receiving Gammagard-REGISTERED TRADEMARK- IGIV produced from the second generation screened plasma is not yet known, nor is the number of patients claiming exposure to Hepatitis C known.

As of November 4, 1994, seven suits resulting from this incident have been served upon the Company. One suit, LOWE V. BAXTER, U.S.D.C., W.D. KY, C94-0125, is a purported class action. The suits allege infection with the Hepatitis C virus from the use of Gammagard-REGISTERED TRADEMARK-. The Company is defending against these cases.

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

A purported class action has been filed against the Company, Caremark International, Inc. ("Caremark"), C.A. (Lance) Piccolo, James G. Connelly and Thomas W. Hodson (all current officers of Caremark) alleging securities law disclosure violations in connection with the November 30, 1992, spin-off of Caremark in the Registration and Information Statement ("Registration Statement") and subsequent SEC filings submitted by Caremark (ISQUITH V. CAREMARK INTERNATIONAL, INC., ET AL., U.S.D.C., N. Dist. Ill., 94C 5534). The plaintiffs allege, among other things, that the Registration Statement and subsequent SEC filings contained false and misleading statements regarding the scope of the Office of Inspector General for the Department of Health and Human Services' investigation of Caremark's business and Medicare/Medicaid patient referral practices. The Company will respond to the complaint and vigorously defend this action. Management believes that the outcome of this matter will not have a material adverse effect on the Company's results of operations or consolidated financial position.

As of September 30, 1994, the Company has been named as a potentially responsible party for cleanup costs at 17 hazardous waste sites. The Company was a significant contributor to waste disposed of at only one of these sites, the Thermo-Chem site in Muskegon, Michigan. The company expects that the total cleanup costs for this site will be between $44 million and $65 million, of which the Company's share will be approximately $5 million. This amount has been reserved and is reflected in the Company's financial statements.

In all of the other sites, the Company was a minor contributor and does not have information on the total cleanup costs. The Company has, however, in most of these cases been advised by the potentially responsible party of its roughly estimated exposure at these sites. Those estimated exposures total approximately $5 million. This amount has been reserved and reflected in the Company's financial statements.

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



                                        BAXTER INTERNATIONAL INC.
                                    -----------------------------------
                                             (Registrant)


Date:  November 11, 1994           By:  /s/ Harry M. Jansen Kraemer, Jr.
                                        ---------------------------------
                                        Harry M. Jansen Kraemer, Jr.
                                        Senior Vice President and
                                        Chief Financial Officer

                        EXHIBIT INDEX

          Exhibits Filed with Securities and Exchange Commission

Number         Description of Exhibit
- - ------         -----------------------

 3.3           Amended and Restated Bylaws

11.1           Computation of Primary
               Earnings Per Common Share

11.2           Computation of Fully Diluted
               Earnings Per Common Share

 12            Computation of Ratio of
               Earnings to Fixed Charges

  15           Letter Re Unaudited Interim
               Financial Information

  27           Financial Data Schedules

               (All other exhibits are inapplicable.)