Form 10-K
BAXTER INTERNATIONAL INC
filed 1995-03-24
CIK 10456

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NUMBER 1-4448

--------------------------------------------------------------------------------

                                      LOGO
                           Baxter International Inc.

--------------------------------------------------------------------------------

                DELAWARE                        36-0781620
            ----------------             -------------------------
                State of                      I.R.S. Employer
             Incorporation                  Identification No.

                 ONE BAXTER PARKWAY, DEERFIELD, ILLINOIS 60015
                                 (708) 948-2000
                  ------------------------------------------
               Address, including zip code, and telephone number,
              including area code, of principal executive offices
          Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                   ON WHICH REGISTERED
                                                      --------------------
Common stock, $1 par value                            New York Stock Exchange
                                                      Chicago Stock Exchange
                                                      Pacific Stock Exchange
Preferred Stock Purchase Rights
(currently traded with common stock)                  New York Stock Exchange
                                                      Chicago Stock Exchange
                                                      Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-
K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the per share closing sale price of $31.63 on March 10, 1995, and for the purpose of this computation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $8.7 billion.

  The number of shares of the registrant's common stock, $1 par value, outstanding as of March 10, 1995, was 282,851,308.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Those sections or portions of the registrant's 1994 annual report to stockholders and of the registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on May 8, 1995, described in the cross reference sheet and table of contents attached hereto are incorporated by reference in this report.

--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                 Page Number or
                                                                 (Reference) (1)
                                                                 ---------------
 Item  1. Business.
          (a)General Development of Business..................        3(2)
          (b)Financial Information about Industry Segments....        3(3)
          (c)Narrative Description of Business................        3(4)
          (d)Financial Information about Foreign and Domestic
              Operations and Export Sales.....................        8(5)
 Item  2. Properties..........................................        8
 Item  3. Legal Proceedings...................................        8(6)
 Item  4. Submission of Matters to a Vote of Security Holders.       13
 Item  5. Market for the Registrant's Common Equity and
           Related Stockholder Matters........................       14(7)
 Item  6. Selected Financial Data.............................       14(8)
 Item  7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................       14(9)
 Item  8. Financial Statements and Supplementary Data.........       14(10)
 Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................       14
 Item 10. Directors and Executive Officers of the Registrant
          (a)Identification of Directors......................       15(11)
          (b)Identification of Executive Officers.............       15
          (c)Compliance with Section 16(a) of the Securities
              Exchange Act of 1934............................       17(12)
 Item 11. Executive Compensation..............................       17(13)
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management.........................................       17(14)
 Item 13. Certain Relationships and Related Transactions......       17(15)
 Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K........................................       18
          (a)Financial Statements.............................       18
          (b)Reports on Form 8-K..............................       18
          (c)Exhibits.........................................       18

-------------------
 (1) Information incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 1994 ("Annual Report") and the board of directors' proxy statement for use in connection with the Registrant's annual meeting of stockholders to be held May 8, 1995 ("Proxy Statement").
 (2) Annual Report, pages 49-66, section entitled "Notes to Consolidated Financial Statements" and pages 31-42, section entitled "Management's Discussion and Analysis."
 (3) Annual Report, pages 63-65, section entitled "Notes to Consolidated Financial Statements--Segment Information."
 (4) Annual Report, pages 31-42, section entitled "Management's Discussion and Analysis" and pages 63-65, section entitled "Notes to Consolidated Financial Statements--Segment Information."
 (5) Annual Report, pages 63-65, section entitled "Notes to Consolidated Financial Statements--Segment Information."
 (6) Annual Report, page 59-63, section entitled "Notes to Consolidated Financial Statements--Legal Proceedings."
 (7) Annual Report, page 66, section entitled "Notes to Consolidated Financial Statements--Quarterly Financial Results and Market for the Company's Stock."
 (8) Annual Report, inside back cover, section entitled "Seven-Year Summary of Selected Financial Data."
 (9) Annual Report, pages 31-42, section entitled "Management's Discussion and Analysis."
(10) Annual Report, pages 44-66, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity" and "Notes to Consolidated Financial Statements."
(11) Proxy Statement, pages 2-4, sections entitled "Board of Directors" and "Election of Directors."
(12) Proxy Statement, page 18, section entitled "Section 16 Reporting."
(13) Proxy Statement, pages 6-16, sections entitled "Compensation of Directors" and "Compensation of Named Executive Officers," and page 17, section entitled "Pension Plan and Excess Plan."
(14) Proxy Statement, pages 19-20, section entitled "Ownership of Company Securities."
(15)Proxy Statement, page 18, section entitled "Significant Business Relationships."

--------------------------------------------------------------------------------

                                      LOGO

    Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015
--------------------------------------------------------------------------------

                                     PART I
--------------------------------------------------------------------------------

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

  For information regarding acquisitions, investments in affiliates and divestitures, see the Company's Annual Report to Stockholders for the year ended December 31, 1994 (the "Annual Report"), page 51, section entitled "Notes to Consolidated Financial Statements--Acquisitions, Investments in Affiliates, Divestitures and Discontinued Operations," which is incorporated by reference.

(b) Financial Information about Industry Segments.

  Incorporated by reference from the Annual Report, pages 63-65, section entitled "Notes to Consolidated Financial Statements--Segment Information."

(c) Narrative Description of Business.

Recent Developments

  There are fundamental changes occurring in the United States health-care system and significant changes are occurring in the Company's marketplace. Competition among all health-care providers is becoming much more intense as they attempt to gain patients on the basis of price, quality and service. Each is under pressure to decrease the total cost of health-care delivery and, therefore, is looking for ways to reduce materials handling costs, decrease supply utilization, increase product standardization per procedure, and to control capital expenditures. There was increased consolidation in the Company's customer base and by its competitors. These trends are expected to continue. In recent years, the Company's overall price increases were below the increases in the Consumer Price Index, and these industry trends may inhibit the Company's ability to increase its supply prices in the future.

  Accordingly, in November 1993, the Company undertook a series of strategic actions to improve shareholder value, to extend positions of leadership in health-care markets and to reduce costs. These actions were designed to make the Company's domestic medical/laboratory products and distribution segment more efficient and more responsive in addressing the changes occurring in the United States health-care system and accelerate growth of its medical specialties businesses worldwide. The Company recorded a $700 million pre tax provision in 1993 to cover costs associated with these restructuring initiatives. The $700 million charge included approximately $300 million for non-cash valuation adjustments as a result of the Company's decision to close facilities or exit non-strategic businesses and investments. The Company expects to spend approximately $400 million in cash related to the 1993 restructuring program, with most of that expended from 1994 through 1996.

  Since the announcement of the 1993 restructuring program, the Company has implemented, or is in the process of implementing all of the major strategic actions associated with the restructuring program and is satisfied that such programs are progressing on schedule and that the overall restructuring program will meet established financial targets. The Company realized approximately $95 million in expense savings in 1994 under the 1993 restructuring program. Management believes that the overall expense savings to be realized in 1995 and beyond will be substantially consistent with its earlier estimates of $200 million in 1995, $275 million in 1996, $325 million in 1997 and exceeding $350 million in 1998. Management anticipates that these savings will be partially invested in increased research and development spending and the Company's expansion into growing international markets. Management further believes that its remaining restructuring reserves are adequate to complete the actions contemplated by the 1993 restructuring program. Since the inception of the 1993 restructuring program, the Company has eliminated approximately 2,300 of the 4,500 positions affected by the program. The majority of the remaining reductions will occur in 1995 and 1996 as facility closures and consolidations are completed as planned.

  As part of the 1993 restructuring program, the Company announced its intent to divest its diagnostics manufacturing businesses. In December 1994, the Company completed the divestiture of these businesses, but retained the rights to distribute all current diagnostics products in the United States. This transaction was completed substantially in accordance with the Company's valuation estimates. The divestiture of the diagnostics manufacturing businesses is not expected to have a material impact on the Company's results of operations, but will decrease the growth rate of sales in the medical/laboratory segment. See "Industry Segments--Medical/Laboratory Products and Distribution".

Industry Segments

  The Company is a world leader in global manufacturing and distribution of health-care products and services for use in hospitals and other health-care and industrial settings. It offers a broad array of products and services. The Company's operations are reported in the following two industry segments:

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

Medical/Laboratory Products and Distribution

  The Company manufactures medical and laboratory supplies and equipment, including intravenous fluids and pumps, surgical instruments and procedure kits, and a range of disposable and reusable medical products. These self-manufactured products, as well as a significant volume of third party manufactured medical products, are primarily distributed through the Company's extensive distribution system to United States hospitals, alternate-site care facilities, medical laboratories, and industrial and educational facilities.

  Information about operating results by segments is incorporated by reference from the Annual Report, pages 31-42, section entitled "Management's Discussion and Analysis" and pages 63-65, section entitled "Notes to Consolidated Financial Statements--Segment Information."

Joint Ventures

  The Company conducts a portion of its business through joint ventures, including a joint venture with Nestle, S.A. to develop, market and distribute clinical nutrition products worldwide. This joint venture is accounted for under the equity method of accounting and therefore, is excluded from the two industry segments in which the Company operates.

United States Health Care Environment

  Accelerating cost pressures on hospitals are resulting in increased out-patient and alternate-site health-care service delivery and a focus on cost-effectiveness and quality. These forces increasingly shape the demand for, and supply of medical care.

  Many private health-care payors are providing incentives for consumers to seek lower cost care outside the hospital. Many corporations' employee health plans have been restructured to provide financial incentives for patients to utilize the most cost-effective forms of treatment (managed care programs, such as health maintenance organizations, have become more common), and physicians have been encouraged to provide more cost-effective treatments.

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

Methods of Distribution

  The Company conducts its selling efforts through its subsidiaries and divisions. Many subsidiaries and divisions have their own sales forces and direct their own sales efforts. In addition, sales are made to independent distributors, dealers and sales agents. Distribution centers, which may serve more than one division, are stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales representatives, automated hospital communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct mail campaigns, trade publications and advertising.

  The Company's Corporate program provides large hospitals and multi-hospital systems with a single point of contact for all of the Company's products, services and special value-added programs. The Company is allied with other companies through its ACCESS(TM) program. Through this program, the Company provides its Corporate customers with products and services from leading companies in related industries which go beyond the Company's scope of proprietary product offerings. The Company maintains ACCESS alliances with a subsidiary of WMX Technologies, Inc. (formerly Waste Management of America, Inc.) for handling and disposal of medical waste; with Comdisco, Inc. for high technology asset management and contingency services; with Kraft Foodservice Inc., a subsidiary of Kraft General Foods, Inc., to distribute and market a broad array of hospital food service products; with the Graphics and Technology Group, a division of North American Paper Company; and with various divisions of Trammell Crow Company for facilities management and real estate planning services.

  The Company's ValueLink(R) hospital inventory management service is designed to deliver health-care products in ready-to-use packaging directly to individual hospital departments on a "just-in-time" basis. As of the end of 1994, 108 hospitals were participating in the Company's ValueLink program. With ValueLink services, hospitals reduce their inventories and the related warehousing costs for medical-surgical supplies and rely on the Company for frequent, standardized deliveries and improved service levels. The Company has distribution facilities across the United States to serve the nation's hospitals.

  The Company's Quality Enhanced Distribution Services(TM) program is designed to reduce the time it takes for a hospital to receive and store supplies and to process accounts payable. Through Quality Enhanced Distribution Services and based on each customer's unique requirements, the Company's products are delivered in a manner which facilitates efficient processing of products and related documents by the hospital's personnel. As a result, many hospital customers have been able to reduce the amount of labor associated with the receipt and storage of supplies. As of the end of 1994, more than 732 Quality Enhanced Distribution Services initiatives were serving United States hospital customers.

  International sales and distribution are made in approximately 100 countries either on a direct basis or through independent local distributors. International subsidiaries employ their own field sales forces in Argentina, Australia, Austria, Belgium, Brazil, Brunei, Canada, China, Colombia, Ecuador, Denmark, Finland, France, Germany, Hong Kong, India, Indonesia, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Pakistan, the Philippines, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom. In other countries, sales are made through independent distributors or sales agents.

Raw Materials

  Raw materials essential to the Company's business are purchased worldwide in the ordinary course of business from numerous suppliers. The vast majority of these materials are generally available, and no serious shortages or delays have been encountered. Certain raw materials used in producing some of the Company's products can be obtained only from a small number of suppliers. In addition, certain biomaterials for medical implant applications (primarily polymers) are becoming more difficult to obtain due to market withdrawals by biomaterial suppliers, primarily as a result of perceived exposures to liability in the United States.

  In some of these situations, the Company has long-term supply contracts with its suppliers, although it does not consider its obligations under such contracts to be material. The Company does not always recover cost increases through customer pricing due to contractual limits on such price increases. See "Contractual Arrangements."

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

  The changing health-care environment in recent years has led to increasingly intense competition among health-care suppliers. Competition is focused on price, service and product performance. Pressure in these areas is expected to continue. See "United States Health Care Environment."

  In part through its 1993 restructuring program, the Company continues to increase its efforts to minimize costs and better meet accelerating price competition. The Company believes that its cost position will continue to benefit from improvements in manufacturing technology and increased economies of scale. The Company continues to emphasize its investments in innovative technologies and the quality of its product and services.

Credit and Working Capital Practices

  The Company's debt ratings of A3 on senior debt by Moody's, A- by Standard & Poor's and A by Duff & Phelps were reaffirmed by each rating agency in 1994. Standard & Poor's and Duff & Phelps have indicated that continuation of these ratings in the future is dependent on the Company's successful implementation of the 1993 restructuring program, reduction of its leverage and reduction in the uncertainty of the ultimate impact of products liability litigation.

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

Research and Development

  The Company is actively engaged in research and development programs to develop and improve products, systems and manufacturing methods. These activities are performed at 25 research and development centers located around the world and include facilities in Australia, Belgium, Germany, Italy, Japan, Malaysia, Malta, the Netherlands, Sweden, Switzerland, the United Kingdom and the United States. Expenditures for Company-sponsored research and development activities were $343 million in 1994, $337 million in 1993 and $317 million in 1992.

  The Company's research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product lines. For example, many product categories benefit from the Company's research effort as applied to the human body's circulatory systems. In addition, research relating to the performance and purity of plastic materials has resulted in advances that are applicable to a large number of the Company's products. Principal areas of strategic focus for research are biotechnology, renal therapy and transplantation, blood disorders and cardiovascular disease.

Government Regulation

  Most products manufactured or sold by the Company in the United States are subject to regulation by the Food and Drug Administration ("FDA"), as well as by other federal and state agencies. The FDA regulates the introduction and advertising of new drugs and devices as well as manufacturing procedures, labeling and record keeping with respect to drugs and devices. The FDA has the power to seize adulterated or misbranded drugs and devices or to require the manufacturer to remove them from the market and the power to publicize relevant facts. From time to time, the Company has removed products from the market that were found not to meet acceptable standards. This may occur in the future. Product regulatory laws exist in most other countries where the Company does business.

  Environmental policies of the Company mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection. Various non-material capital expenditures for environmental protection were made by the Company during 1994 and similar expenditures are planned for 1995. See Item 3.--"Legal Proceedings."

Employees

  As of December 31, 1994, the Company employed approximately 53,500 people, including approximately 30,600 in the United States and Puerto Rico.

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

  Financial information is incorporated by reference from the Annual Report, pages 63-65, section entitled "Notes to Consolidated Financial Statements-- Segment Information."

--------------------------------------------------------------------------------

ITEM 2. PROPERTIES.

  The Company owns or has long-term leases on substantially all of its major manufacturing facilities. The Company maintains 34 manufacturing facilities in the United States, including nine in Puerto Rico, and also manufactures in Australia, Belgium, Brazil, Canada, the Chech Republic, Colombia, Costa Rica, the Dominican Republic, France, Germany, Ireland, Italy, Japan, Malaysia, Malta, Mexico, the Netherlands, Singapore, Spain, Russia and the United Kingdom. Many of the major manufacturing facilities are multi-product and manufacture items for both of the Company's industry segments.

  The Company owns or operates 90 distribution centers in the United States and Puerto Rico and 59 located in 23 foreign countries. Many of these facilities handle products for both of the Company's industry segments.

  The Company maintains a continuing program for improving its properties, including the retirement or improvement of older facilities and the construction of new facilities. This program includes improvement of manufacturing facilities to enable production and quality control programs to conform with the current state of technology and government regulations. Capital expenditures were $411 million in 1994, $516 million in 1993 and $537 million in 1992. In addition, the Company added to the pool of equipment leased or rented to customers, spending $91 million in 1994, $89 million in 1993 and $103 million in 1992.

  The Company's facilities are suitable for their respective uses and, in general, are adequate for the Company's current needs.

--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS.

  As of December 31, 1994, the Company was a defendant, together with other defendants, in 6,235 lawsuits and had 1,757 pending claims from individuals, all of which seek damages for injuries allegedly caused by silicone mammary prostheses ("mammary implants") manufactured by the American Heyer-Schulte division of American Hospital Supply Corporation ("American"). The comparable number of cases and claims was 4,870 as of December 31, 1993. In 1994, 311 cases and claims were disposed of.

  The typical case or claim alleges that the individual's mammary implants caused one or more of a wide range of ailments, including non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sjogren's Syndrome, dermatomyositis, polymyositis, and chronic fatigue.

  In addition to the individual suits against the Company, a class action on behalf of all women with mammary implants filed against all manufacturers of such implants has been conditionally certified and is pending in the United States District Court for the Northern District of Alabama (Dante, et al., v. Dow Corning, et al., U.S.D.C., N. Dist., Ala., 92-2589; part of In re: Silicone Gel Breast Implant Product Liability Litigation, U.S.D.C., N. Dist. Ala., MDL 926, (U.S.D.C., N. Dist. Ala., CV 92-P-10000-S)). Another class action has been certified and is pending in state court in Louisiana (Spitzfadden, et al., v. Dow Corning Corp., et al., Dist. Ct., Parish of Orleans, 92-2589). Baxter also has been named in three purported additional class actions, none of which is currently certified. (Barcellona, et al., v. Dow Corning, et al., U.S.D.C., Mich., 9300

72045 DT and Moss, et al., v. Dow Corning, et al., U.S.D.C., Minn., 92-P-10560-S, both of which have been transferred to and are part of In re: Silicone Gel Breast Implant Product Liability Litigation, U.S.D.C., N. Dist. Ala., MDL-926 for discovery purposes, and Doe, et al., v. INAMED Corporation, et al., Circuit Ct., Dade County, Fla., 92-07034.) A suit seeking class certification on behalf of all residents of the Province of Ontario, Canada, who received Heyer-Schulte implants was dismissed as to Baxter (Burke, v. American Heyer-Schulte, et al., Ontario Prov. Court, Gen. Div., 15981/93). That case currently is on appeal. A second suit seeking class certification on behalf of all women in the Province of Ontario who received Heyer-Schulte mammary implants has been filed (Bennett v. American Heyer-Schulte, et al., Ontario Prov. Court, Gen. Div., 18169/94).

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

  There also are issues concerning which of the Company's insurers is responsible for covering each matter and the extent of the Company's claims for contribution against third parties. The Company believes that a substantial portion of the liability and defense costs related to mammary implant cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. Most of the Company's insurers have reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. The Company is engaged in active negotiations with its insurers concerning coverages and the settlement described below. Two of the Company's claims-made insurers have tendered the full amounts of their policies to the Company and a third has tendered the full amounts of its policy on a prorata basis as claims are paid. Additionally, the Company received certain funds in settlement of claims pending against a carrier in liquidation. The total amount tendered is $85 million.

  Also, some of the mammary implant cases pending against the Company seek punitive damages and compensatory damages arising out of alleged intentional torts. Depending on policy language, applicable law, and agreements with insurers, the damages awarded pursuant to such claims may or may not be covered, in whole or in part, by insurance. On February 7, 1994, the Company filed suit against all of the insurance companies that issued product liability policies to American, American Heyer-Schulte and Baxter for a declaratory judgment that: the policies cover each year of injury or claim; the Company may choose among multiple coverages; coverage begins with the date of implant; and legal fees and punitive damages are covered. Subsequently, certain of the Company's product liability insurance carriers filed suit against the Company and all of its other carriers for a declaratory judgment to define various terms in the Company's insurance policies, the extent of the Company's coverage, the date of the occurrences giving rise to coverage, and the relative liabilities of the various insurance carriers involved. In both cases, the parties have entered into a "stand-still" agreement while negotiations continue.

  Representatives of the plaintiffs and certain defendants in these cases have negotiated a global settlement of the issues under the jurisdiction of the Court in the Dante v. Dow Corning, et al. case (now known as Lindsay, et al. v. Dow Corning, et al.). The monetary provisions of the settlement providing compensation for all present and future plaintiffs and claimants based on a series of specific funds and scheduled medical conditions have been agreed upon by most of the significant defendants and representatives of the plaintiffs. The total of all of the specific funds, that would be paid-in and made available over approximately thirty years following final approval of the settlement by the courts, is capped at $4.75 billion. The settling defendants have agreed to fund $4.255 billion of this amount. The Company's share of this settlement has been established by the settlement negotiations at $556 million. Appeals have been filed challenging the global settlement.

  The global settlement gave individual plaintiffs and claimants the opportunity to remove themselves from the settlement ("opt-out"). The initial opt-out period ended July 1, 1994. As of January 1995, approximately 11,360 individuals have opted out of the global settlement, of which 3,757 allege claims against Baxter. Of the opt-outs who filed claims against Baxter, 2,101 represent U.S. claimants, 1,656 represent foreign claimants. The number of opt-outs against Baxter will change as some claimants elect to rescind their opt-out notice, others are found to not have valid claims against Baxter, and others are identified as having claims against Baxter. In December 1994, and January 1995, over 1,600 opt-out claimants asserting a claim against Baxter rescinded their opt-out notices and returned to the global settlement. The Company believes that a substantial number of the suits filed in the second, third and fourth quarters of 1994 against Baxter will ultimately be dismissed because it will be determined that no Heyer-Schulte mammary implant is involved.

  At present, the Company is not able to estimate the nature and extent of its potential future liability with respect to opt-outs. The Company believes that most of its potential future liability with respect to opt-outs is covered by insurance. The Company intends to continue to litigate pending mammary implant cases.

  In the fourth quarter of 1993, the Company accrued $556 million for its estimated liability resulting from the global settlement of the mammary implant class action and recorded a receivable for estimated insurance recovery of $426 million, resulting in a net charge of $130 million. The reserves for the settlement do not include any provisions for opt-outs.

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

  As of December 31, 1994, the Company was a defendant, together with other defendants, in 246 lawsuits, and had one pending claim, in the United States and Canada involving individuals who have hemophilia, or their representatives. Those cases and the claim seek damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII and IX derived from human blood plasma processed and sold by the Company. Furthermore, 57 lawsuits seeking damages based on similar allegations are pending in Ireland and Japan.

  The typical case or claim alleges that the individual with hemophilia was infected with HIV by infusing Factor VIII or Factor IX concentrates ("Factor Concentrates") containing HIV.

  All Federal Court Factor Concentrate cases have been transferred to the U.S.D.C. for the Northern District of Illinois for case management under Multi District Litigation (MDL) rules. In addition to the individual suits against the Company, a purported class action was filed on September 30, 1993, on behalf of all U.S. residents with hemophilia (and their families) who were treated with Factor Concentrates and who allegedly are infected with HIV as a result of the use of such Factor Concentrates. This lawsuit was filed in the United States District Court for the Northern District of Illinois (Wadleigh, et al., v. Rhone-Poulenc Rorer, et al., U.S.D.C., N. Dist., Ill. 93C 5969). The court has certified the class only for the purpose of determining whether the defendants' actions were negligent. Baxter has also been named in three other purported class actions, none of which have been certified and all of which have been transferred to the MDL for discovery purposes.

  Many of the cases and claims are at very preliminary stages, and the Company has not been able to obtain information sufficient to evaluate each case and claim. In most states, the Company's potential liability is limited by laws that provide that the sale of blood or blood derivatives, including Factor Concentrates, is not the sale of a "good," and thus is not covered by the doctrine of strict liability. As a result, each claimant will have to prove that his or her injuries were caused by the Company's negligence. The Wadleigh case alleges that the Company was negligent in failing: to use available purification technology; to promote research and development for product safety; to withdraw Factor Concentrates once it knew or should have known of viral-contamination of such concentrates; to screen plasma donors properly; to recall contaminated Factor Concentrates; and to warn of risks known at the time the product was used. The Company denies these allegations and has filed a challenge to the class proceedings. On March 16, 1995, the Seventh Circuit Court of Appeals granted the defendants' writ of mandamus and directed the District Court to decertify the class action.

  The Company believes that a substantial portion of the liability and defense costs related to anti-hemophilic Factor Concentrate cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. Most of the Company's insurers have reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. Zurich Insurance Co., one of the Company's comprehensive general liability insurance carriers has filed a suit in Illinois, against the Company seeking a declaratory judgment that the policies it had issued do not cover the losses that the Company has notified it of for a number of reasons, including that Factor Concentrates are products, not services, and are, therefore, excluded from the policy coverage, and that the Company has failed to comply with various obligations of tender, notice, and the like under the policies. The Company has filed suit in California, against all of the insurance companies that issued comprehensive general liability and excess liability policies to the Company for a declaratory judgment that the policies of all of the carriers provide coverage. In that suit, the Company also sued Zurich for failure to defend it and Zurich and Columbia Casualty Company for failure to indemnify it. Subsequently, the Company's excess liability insurance carriers also brought suit for a declaratory judgment as to the parties' respective liabilities. The suit filed by Zurich has been stayed pending resolution of the Company's case against Zurich and its excess carriers. Zurich has appealed that stay.

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

  On February 21, 1994, the Company began the voluntary withdrawal world-wide of its Gammagard(R) IGIV (intravenous immune globulin) because of indications that it might be implicated in Hepatitis C infections occurring in users of the product. Gammagard is a concentration of antibodies derived from human plasma and is used to treat immune-suppressed patients. A new immune globulin product, Gammagard S/D, produced with an additional viral inactivation process was introduced by the Company after licensure in the United States and certain other countries.

  As of December 31, 1994, the Company had received reports of Hepatitis C transmission from 219 patients. The exact cause for these reports has not been determined; however, all reports have been associated with Gammagard injection produced from plasma which was screened for antibodies to the Hepatitis C virus through second generation testing. The number of patients receiving Gammagard IGIV produced from the second-generation screened plasma is not yet known, nor is the number of patients claiming exposure to Hepatitis C known.

  As of December 31, 1994, 14 suits resulting from this incident have been served on the Company. Two suits have been filed as purported class actions, Lowe v. Baxter, U.S.D.C., W.D. KY, C94-0125, and Mock v. Baxter, U.S.D.C., ID, CIV-94-0524-S-LMV. The suits allege infection with the Hepatitis C virus from the use of Gammagard. The Company is defending these cases.

  At this time the Company cannot estimate its level of exposure to claims or lawsuits stemming from the market withdrawal. The Company does not, however, at this time expect the exposure to have a material adverse effect on the Company's operations or its consolidated financial condition.

  At the start of 1993, the Company was a defendant in patent litigation brought by Scripps Clinic and Research Foundation ("Scripps") and Rhone-Poulenc Rorer, Inc. (formerly Rorer Group, Inc.) ("Rorer") in which the plaintiffs alleged that the Company's monoclonal anti-hemophilic Factor VIII and its Recombinate(R) Factor VIII infringed a patent. The Company entered into a worldwide settlement of the litigation with Scripps and Rorer. Under this settlement agreement, in 1993, the Company paid $105 million to Rorer to settle claims relating to certain anti-hemophilic Factor VIII products.

  Baxter Healthcare Corporation ("BHC") was one of ten defendants named in a purported class action filed in August 1993, on behalf of all medical and dental personnel in the state of California who suffered allergic reactions to natural rubber latex gloves and other protective equipment or who have been exposed to natural rubber latex products. (Kennedy, et al., v. Baxter Healthcare Corporation, et al., Sup. Ct., Sacramento Co., Cal., #535632). The case alleges that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted defendants' demurrer to the class action allegations. This is currently on appeal. In April 1994, a similar purported class action, Green, et al. v. Baxter Healthcare Corporation, et al., (Cir. Ct., Milwaukee Co., WI) was filed against Baxter and three other defendants. The class action allegations have been withdrawn, but additional plaintiffs added individual claims. The Company will vigorously defend against these actions. Management believes that the outcome of these matters will not have a material adverse effect on the Company's results of operations or consolidated financial position.

  A purported class action has been filed against the Company, Caremark International, Inc. ("Caremark"), C.A. (Lance) Piccolo, James G. Connelly and Thomas W. Hodson (all current officers of Caremark) alleging securities law disclosure violations in connection with the November 30, 1992, spin-off of Caremark in the Registration and Information Statement ("Registration Statement") and subsequent SEC filings submitted by Caremark (Isquith v. Caremark International, Inc., et al., U.S.D.C., N. Dist. Ill., 94C 5534). The plaintiffs allege, among other things, that the Registration Statement and subsequent SEC filings contained false and misleading statements regarding the scope of the Office of Inspector General for the Department of Health and Human Services' investigation of Caremark's business and Medicare/Medicaid patient-referral practices. The Company will respond to the complaint and vigorously defend this action. Management believes that the outcome of this matter will not have a material adverse effect on the Company's results of operations or consolidated financial position.

  Most of the individuals who served as directors of American in 1985, including Mr. Cathcart and Ms. Evans, who currently are directors of the Company, were defendants in a pending lawsuit filed as a derivative action. Lewis v. Bays, et al. was filed on March 23, 1990 in the Circuit Court of Cook County, Illinois. The plaintiffs allege breach of fiduciary duty claims relating to American's buyout of an agreement with Hospital Corporation of America ("HCA") in connection with the Company's merger with American in 1985.

  On April 12, 1994, the parties in this case filed a settlement agreement with the court for approval. The Court entered a preliminary order of fairness, and, on April 26, 1994, the Company began notifying its stockholders of the settlement. The settlement order was entered on June 15, 1994, and the time for appeal has expired. The terms of the settlement did not have a material adverse effect on the Company's results of operations or consolidated financial position.

  All of the individuals who served as directors of the Company as of September 1, 1993, as well as Lester B. Knight, executive vice president of the Company, were named as defendants in a lawsuit ostensibly filed as a "demand excused" derivative action. Siegel v. Loucks, et al., was filed September 15, 1993, in the Court of Chancery in New Castle County, Delaware Cir. Ct., New Castle Co., Del., C. A. No. 13130. On October 24, 1993, a substantially identical complaint was filed in the same court by Bartholomew J. Millano. The two complaints were consolidated. The plaintiffs allege that the directors failed to oversee management in connection with actions which were the basis for a dispute between the Company and the Department of Veterans Affairs concerning sales and pricing practices, failed to prevent such actions, and failed to create a compliance program to prevent or detect such actions. The complaint seeks to recover alleged damages incurred by the Company as the result of lost sales due to the dispute, as well as the compensation paid to Messrs. Gantz, Knight, Loucks and Tobin since 1991. The Company and its directors filed motions to dismiss the suit, answered the complaint and filed a counterclaim seeking permanently to bar and enjoin the plaintiff from prosecuting this case because her claims have been disposed of and barred in a prior suit against the Company. On March 7, 1995 the court granted defendants' motions to dismiss the suit. The plaintiffs have thirty days to appeal the dismissal order.

  As of December 31, 1994, the Company has been named as a potentially responsible party for cleanup costs at 15 hazardous waste sites. The Company was a significant contributor to waste disposed of at only one of these sites, the Thermo-Chem site in Muskegon, Michigan. The Company expects that the total cleanup costs for this site will be between $44 million and $65 million, of which the Company's share will be approximately $5 million. This amount has been reserved and is reflected in the Company's financial statements.

  In all of the other sites, the Company was a minor contributor and does not have information on the total cleanup costs. The Company has, however, in most of these cases been advised by the potentially responsible party of its roughly estimated exposure at these sites. Those estimated exposures total approximately $7 million. This amount has been reserved and reflected in the Company's financial statements.

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

--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  Incorporated by reference from the Annual Report, page 66, section entitled "Notes to Consolidated Financial Statements--Quarterly Financial Results and Market for the Company's Stock."

--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA.

  Incorporated by reference from the Annual Report, inside back cover, section entitled "Seven-Year Summary of Selected Financial Data."

--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Incorporated by reference from the Annual Report, pages 31-42, section entitled "Management's Discussion and Analysis." Also incorporated by reference is the section of this Form 10-K, Part I captioned "Recent Developments," "United States Health Care Environment" and "Legal Proceedings" on pages 3 to 4, 5 and 8 to 13, respectively.

--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Incorporated by reference from the Annual Report, pages 44-66, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," and "Notes to Consolidated Financial Statements."

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Identification of Directors

  Incorporated by reference from the board of directors' proxy statement for use in connection with Baxter's annual meeting of stockholders to be held on May 8, 1995 (the "Proxy Statement"), pages 2-4, sections entitled "Board of Directors" and "Election of Directors."

(b) Identification of Executive Officers

  Following are the names and ages, as of March 10, 1995, of the executive officers of Baxter International Inc. ("Baxter"), and one or both of its two principal direct subsidiaries, Baxter Healthcare Corporation ("Healthcare") and Baxter World Trade Corporation ("World Trade"), their positions and summaries of their backgrounds and business experience. All executive officers of Baxter are elected or appointed by the board of directors and hold office until the next annual meeting of directors and until their respective successors are elected and qualified. The annual meeting of directors is held after the annual meeting of stockholders. All executive officers of Healthcare and World Trade are elected or appointed by the boards of directors of the applicable subsidiary and hold office until their respective successors are elected and qualified. As permitted by applicable law, actions by these boards (and their sole stockholder, Baxter) may be taken by written consent in lieu of a meeting.

  (1) Baxter International Inc. Executive Officers

  William B. Graham, age 83, has been senior chairman of the board of directors since 1985. Mr. Graham became president of the Company in 1953 and chief executive officer in 1960 and continued in these positions until 1971. From 1971 to 1980 he was chairman of the board and chief executive officer, and thereafter he served as chairman until he became senior chairman.

  Vernon R. Loucks Jr., age 60, has been chairman of the board of directors since 1987 and chief executive officer of Baxter since 1980. Mr. Loucks was first elected an officer of Baxter in 1971.

  Lester B. Knight, age 36, has been an executive vice president of Baxter since 1992, and a vice president since 1990. Mr. Knight previously was president of a division of Healthcare.

  Tony L. White, age 48, has been an executive vice president of Baxter since 1992, and a vice president since 1986, when he was first elected an officer of Baxter.

  Harry M. Jansen Kraemer, Jr., age 40, has been senior vice president and chief financial officer of Baxter since 1993. Mr. Kraemer previously was the vice president of finance and operations for a subsidiary of Baxter. Prior to that he was employed as controller, group controller, and president of various divisions of subsidiaries of Baxter.

  Arthur F. Staubitz, age 55, has been senior vice president, secretary and general counsel of Baxter since 1993. Mr. Staubitz previously was vice president/general manager of the ventures group of a subsidiary of Baxter. Prior to that he was senior vice president, secretary and general counsel of Amgen, Inc. Prior to that he was a vice president of a Baxter subsidiary, and prior to that he was a vice president and deputy general counsel of Baxter.

  Herbert E. Walker, age 60, has been senior vice president of Baxter since 1993. Mr. Walker previously was vice president of human resources of a division of Healthcare.

  Dale A. Smith, age 63, has been a group vice president of Baxter since 1979, when he was first elected an officer of Baxter.

  David J. Aho, age 45, has been a vice president of Baxter since 1989, when he was first elected an officer of Baxter.

  John F. Gaither, Jr., age 45, has been a vice president of Baxter since 1994. Between 1991 and 1994, Mr. Gaither was vice president of business development and strategic planning and associate general counsel for a subsidiary of Baxter, and prior to that was secretary and deputy general counsel of Baxter.

  James H. Taylor, Jr., age 56, has been a vice president of Baxter since 1992. Mr. Taylor previously was the general manager of operations of a division of Healthcare, and prior to that was vice president of manufacturing of that division.

  Brian P. Anderson, age 44, has been controller of Baxter since 1993. Mr. Anderson previously was the vice president of corporate audit of a subsidiary of Baxter, and prior to that was a partner in the international accounting firm of Deloitte & Touche.

  Lawrence D. Damron, age 48, has been treasurer of Baxter since 1992. Mr. Damron previously was a vice president and controller of a division of a subsidiary of Baxter, and prior to that was the corporate auditor of another subsidiary. Prior to that, he was vice president and controller of a division of that subsidiary.

  A. Gerard Sieck, age 38, has been secretary of Baxter since 1994. From 1992 to 1994, Mr. Sieck was assistant secretary of Baxter, and prior to that was corporate counsel in the law department of a subsidiary of Baxter.

  (2) Healthcare and World Trade Executive Officers

  Timothy B. Anderson, age 48, has been a group vice president of Healthcare and World Trade since 1994. Between 1992 and 1994, Mr. Anderson was a vice president of Baxter. Mr. Anderson previously was president of several divisions of a subsidiary of Baxter.

  Manuel A. Baez, age 53, has been a group vice president of World Trade since 1994. Between 1990 and 1994, Mr. Baez was a group vice president of Baxter. Mr. Baez was first elected an officer of Baxter in 1989.

  Joseph F. Damico, age 41, has been a group vice president of Healthcare since 1994. Between 1992 and 1994, Mr. Damico was a vice president of Baxter. Mr. Damico previously was president of a division of Healthcare, and prior to that was a vice president-general manager of that division.

  Michael S. Estes, age 51, has been a group vice president of Healthcare and World Trade since 1994. Between 1990 and 1994, Mr. Estes was a group vice president of Baxter. Mr. Estes was first elected an officer of Baxter in 1987.

  Donald W. Joseph, age 57, has been a group vice president of Healthcare and World Trade since 1994. Between 1990 and 1994, Mr. Joseph was a vice president of Baxter. Mr. Joseph previously was president of a division of a subsidiary of Baxter.

  Darnell Martin, age 46, has been a group vice president of Healthcare since 1994. Between 1992 and 1994, Mr. Martin was a group vice president of Baxter, and a vice president since 1987, when he was first elected an officer of Baxter.

  Jack L. McGinley, age 48, has been a group vice president of Healthcare since 1994. Between 1992 and 1994, Mr. McGinley was a vice president of Baxter. Mr. McGinley previously was president of a division of Healthcare, and prior to that was president of the Japanese subsidiary of World Trade.

  Terrence J. Mulligan, age 49, has been a group vice president of Healthcare since 1994. Between 1990 and 1994, Mr. Mulligan was a senior vice president of Baxter. Mr. Mulligan was first elected an officer of Baxter in 1985.

  Michael A. Mussallem, age 42, has been a group vice president of Healthcare since 1994. Between 1993 and 1994, Mr. Mussallem was president of a division of Healthcare, and from 1990 to 1993, was president of another division of that subsidiary.

  Fabrizio Bonanni, age 48, has been a corporate vice president of World Trade since 1994. Mr. Bonanni previously was a vice president of a division of World Trade.

  Carlos del Salto, age 52, has been a corporate vice president of World Trade since 1994. Between 1992 and 1994, Mr. del Salto was a vice president of Baxter. Mr. del Salto previously was president--Latin
America/Switzerland/Austria of a subsidiary of Baxter, and prior to that, he was vice president--Latin America of that subsidiary.

  J. Robert Hurley, age 45, has been a corporate vice president of World Trade since 1993. Mr. Hurley previously was vice president of a division of World Trade.

  Robert Perez, age 45, has been a corporate vice president of Healthcare and World Trade since March 3, 1995. Between 1992 to 1995, Mr. Perez was president of a division of a subsidiary of Baxter, and prior to that was a vice president of that division.

  John L. Quick, age 50, has been a corporate vice president of Healthcare since 1994. Between 1992 and 1994, Mr. Quick was a vice president of a division of Healthcare, and prior to that, was a vice president of another division of that subsidiary.

  Michael J. Tucker, age 42, has been a corporate vice president of World Trade since 1994. Between 1992 and 1994, Mr. Tucker was a vice president of a division of World Trade, and prior to that, was a vice president of another division of a subsidiary of Baxter.

(c) Compliance with Section 16(a) of the Securities Exchange Act of 1934.

  Incorporated by reference from Proxy Statement, page 18, section entitled "Section 16 Reporting."

--------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.

  Incorporated by reference from the Proxy Statement, pages 6-16, sections entitled "Compensation of Directors" and "Compensation of Named Executive Officers," and page 17, section entitled "Pension Plan and Excess Plan."

--------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Incorporated by reference from the Proxy Statement, pages 19-20, section entitled "Ownership of Company Securities."

--------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Incorporated by reference from the Proxy Statement, page 18, section entitled "Significant Business Relationships."

--------------------------------------------------------------------------------

                                    PART IV

--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  The following documents are filed as a part of this report:

 (a) Financial Statements                                  Location

  Financial Statements required by Item 8 of this Form
     Consolidated Balance Sheets                  Annual Report, page  45
     Consolidated Statements of Income            Annual Report, page  46
     Consolidated Statements of Cash Flows        Annual Report, page  47
     Consolidated Statements of Stockholders'
     Equity                                       Annual Report, page  48
     Notes to Consolidated Financial Statements   Annual Report, pages 49-66
     Report of Independent Accountants            Annual Report, page  44

  Schedules required by Article 12 of Regulation S-X
     Report of Independent Accountants on
     Financial Statement Schedule                 page 19
 II  Valuation and Qualifying Accounts            page 20

  All other schedules have been omitted because they are not applicable or not required.

 (b) Reports on Form 8-K

  A report on Form 8-K, dated December 23, 1994, was filed with the SEC under
  Item 5, Other Events, to file a press release which announced the completion of the sale of the Company's diagnostics businesses.

  A report on Form 8-K, dated February 14, 1995, was filed with the SEC under
  Item 5, Other Events, to file a press release which announced the Company's stock repurchase program.

 (c) Exhibits required by Item 601 of Regulation S-K are listed in the
     Exhibit Index, which is incorporated herein by reference.

     REPORT OF INDEPENDENT ACCOUNTANTS ON THE FINANCIAL STATEMENT SCHEDULE

Board of Directors
Baxter International Inc.

  Our audits of the consolidated financial statements referred to in our report dated February 13, 1995 appearing on page 44 of the 1994 Annual Report to Stockholders of Baxter International Inc. (which report and consolidated financial statements are incorporated by reference in the Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 13, 1995

                                                                     SCHEDULE II
--------------------------------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS

(In millions of dollars)

--------------------------------------------------------------------------------

                                          Additions
                                    ----------------------
                         Balance at Charged to Charged to  Deductions  Balance
                         beginning  costs and     other       from    at end of
Description              of period   expenses  accounts(A)  reserves   period

-------------------------------------------------------------------------------
Year ended December 31,
 1994:
 Accounts receivable        $32        $14        $  2        $(9)       $39
                            ===        ===        ====        ===        ===

-------------------------------------------------------------------------------
Year ended December 31,
 1993:
 Accounts receivable        $29        $ 8        $--         $(5)       $32
                            ===        ===        ====        ===        ===

-------------------------------------------------------------------------------
Year ended December 31,
 1992:
 Accounts receivable        $27        $ 6        $  1        $(5)       $29
                            ===        ===        ====        ===        ===

--------------------------------------------------------------------------------

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

                                       Baxter International Inc.

                                              /s/ Vernon R. Loucks Jr.
                                       By: ____________________________________
                                                  Vernon R. Loucks Jr.
                                               Chairman of the Board and
                                                Chief Executive Officer

Date: March 22, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i) Principal Executive Officer:       (iv)A Majority of the Board of
                                        Directors


    /s/ Vernon R. Loucks Jr.
___________________________________       Silas S. Cathcart
       Vernon R. Loucks Jr.               John W. Colloton
  Director, Chairman of the Board         Susan Crown
    and Chief Executive Officer           Mary Johnston Evans
                                          Frank R. Frame

(ii) Principal Financial Officer:         William B. Graham
                                          David W. Grainger

   /s/ Harry M. Jansen Kraemer,           Martha R. Ingram
               Jr.                        Arnold J. Levine
___________________________________       Georges C. St. Laurent, Jr.
   Harry M. Jansen Kraemer, Jr.           Monroe E. Trout, M.D.
     Senior Vice President and            Fred L. Turner

      Chief Financial Officer
                                              /s/ Vernon R. Loucks Jr.

(iii) Controller:                      By: ____________________________________
                                                  Vernon R. Loucks Jr.

     /s/ Brian P. Anderson                   Director and Attorney-in-Fact
___________________________________
         Brian P. Anderson
            Controller

--------------------------------------------------------------------------------
                                   APPENDICES

                             DESCRIPTION                               PAGE
                             -----------                               ----
Computation of Primary Earnings per Common Share (Exhibit 11.1)         25
Computation of Fully Diluted Earnings per Common Share (Exhibit 11.2)   26
Computation of Ratio of Earnings to Fixed Charges (Exhibit 12)          27
Subsidiaries of the Company (Exhibit 21)                                28

--------------------------------------------------------------------------------

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

                          NUMBER AND DESCRIPTION OF EXHIBIT
                          ---------------------------------
  3. Certificate of Incorporation and Bylaws
      3.1*  Restated Certificate of Incorporation, filed as exhibit 3.1 to the
            Company's annual report on Form 10-K for the year ended December
            31, 1992, file number 1-4448 (the "1992 Form 10-K").
      3.2*  Certificate of Designation of Series A Junior Participating
            Preferred Stock, filed under the Securities Act of 1933 as exhibit
            4.3 to the Company's registration statement on Form S-8 (No. 33-
            28428).
      3.3*  Amended and Restated Bylaws, filed as exhibit 3.3 to the Form 10-Q for the quarter ended September 30, 1994, file number 1-4448.
  4. Instruments defining the rights of security holders, including indentures
      4.1*  Indenture for 4% Convertible Subordinated Debentures due January 1,
            2001, filed under the Securities Act of 1933 as exhibit 2(d) to the
            Company's registration statement on Form S-7 (No. 2-55622).
      4.2*  Indenture dated November 15, 1985 between the Company and Bankers
            Trust Company, filed as exhibit 4.8 to the Company's current report on Form 8-K dated December 16, 1985, file no. 1-4448.
      4.3*  Amended and Restated Indenture dated November 15, 1985, between the
            Company and Continental Illinois National Bank and Trust Company of
            Chicago, filed under the Securities Act of 1933 as exhibit 4.1 to the Company's registration statement on Form S-3 (No. 33-1665).
      4.4*  First Supplemental Indenture to Amended and Restated Indenture
            dated November 15, 1985, between the Company and Continental
            Illinois National Bank and Trust Company of Chicago, filed under the Securities Act of 1933 as exhibit 4.1(A) to the Company's registration statement on Form S-3 (No. 33-6746).
      4.5*  Indenture dated as of August 15, 1977, between the Company and
            Midlantic National Bank, as supplemented, filed as exhibit 4.7 to the Company's annual report on Form 10-K for the year ended
            December 31, 1985, file no. 1-4448 (the "1985 Form 10-K").
      4.6*  Fiscal and Paying Agency Agreement dated as of April 26, 1984, among American Hospital Supply International Finance N.V., the
            Company and The Toronto-Dominion Bank, as amended, filed as exhibit
            4.9 to the 1985 Form 10-K.
      4.7*  Fiscal and Paying Agency Agreement dated as of November 15, 1984, between the Company and Citibank, N.A., as amended, filed as exhibit 4.16 to the Company's annual report on Form 10-K for the year ended December 31, 1987, file no. 1-4448 (the "1987 Form 10-
            K").
      4.8*  Specimen Medium-Term Note, filed as exhibit 4.10 to the 1985 Form
            10-K.
      4.9*  Specimen Extendible Note, filed as exhibit 4.11 to the 1985 Form
            10-K.
      4.10* Specimen 13 1/8% Note, filed as exhibit 4.12 to the 1985 Form 10-K.
      4.11* Specimen 9 5/8% Note, filed as exhibit 4.13 to the 1987 Form 10-K.

                          NUMBER AND DESCRIPTION OF EXHIBIT
                          ---------------------------------
      4.12* Specimen 8 7/8% Debenture, filed as exhibit 4.2(a) to the Company's current report on Form 8-K dated June 15, 1988, file no. 1-4448.
      4.13* Specimen 9 1/2% Note, filed as exhibit 4.3(a) to the Company's current report on Form 8-K dated June 23, 1988, file no. 1-4448.
      4.14* Specimen 9 1/4% Note, filed as exhibit 4.3(a) to the Company's current report on Form 8-K dated September 13, 1989, file number 1-
            4448.
      4.15* Specimen 9 1/4% Note, filed as exhibit 4.3(a) to the Company's current report on Form 8-K dated December 7, 1989, file number 1-
            4448.
 10. Material Contracts
     10.1*  Employment Agreement between William B. Graham and the Company, filed as exhibit 10.1 to the 1985 Form 10-K.
     10.2*  Form of Indemnification Agreement entered into with directors and officers, filed as exhibit 19.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1986, file no. 1-
            4448.
     10.3*  Stock Option Plan of 1977 (as amended and restated), filed as exhibit 19.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1984, file no. 1-4448.
     10.4*  1988 Long-Term Incentive Plan, filed as exhibit 10.12 to the 1987
            Form 10-K.
     10.5*  1987-1989 Long-Term Performance Incentive Plan, filed as exhibit
            10.15 to the Company's annual report on Form 10-K for the year ended December 31, 1986 (the "1986 Form 10-K").
     10.6*  1989 Long-Term Incentive Plan, filed as exhibit 10.12 to the
            Company's annual report on Form 10-K for the year ended December
            31, 1988, file no. 1-4448 (the "1988 Form 10-K").
     10.7*  Stock Option Plan Adopted July 25, 1988, filed as exhibit 10.13 to the 1988 Form 10-K.
     10.8*  1991 Officer Incentive Compensation Plan, filed as exhibit 10.11 to the Company's annual report on Form 10-K for the year ended
            December 31, 1990, file number 1-4448 (the "1990 Form 10-K").
     10.9*  Baxter International Inc. and Subsidiaries Incentive Investment
            Excess Plan, filed as exhibit 10.17 to the 1988 Form 10-K.
     10.10* Baxter International Inc. and Subsidiaries Supplemental Pension
            Plan, filed as exhibit 10.18 to the 1988 Form 10-K.
     10.11* Amendment to Stock Option Plan of 1977, filed as exhibit 19.2 to the Company's quarterly report on Form 10-Q for the quarter ended
            September 30, 1989, file no. 1-4448 (the "September, 1989 Form 10-
            Q").
     10.12* Limited Rights Plan, filed as exhibit 19.6 to the September, 1989
            Form 10-Q.
     10.13* Amendments to various plans regarding disability, filed as exhibit
            19.9 to the September, 1989 Form 10-Q.
     10.14* Amendments to 1987-1989 Long-Term Performance Incentive Plan and
            1988 Long-Term Incentive Plan, filed as exhibit 19.10 to the
            September, 1989 Form 10-Q.
     10.15* 1987 Incentive Compensation Program, filed as exhibit C to the
            Company's proxy statement for use in connection with its May 13,
            1987, annual meeting of stockholders, file no. 1-4448.
     10.16* Rights Agreement between the Company and The First National Bank of
            Chicago,
            filed as exhibit 1 to a registration statement on Form 8-A dated
            March 21, 1989, file
            no. 1-4448.
     10.17* Amendment to 1987 Incentive Compensation Program, filed as exhibit
            19.1 to September, 1989 Form 10-Q.

                          NUMBER AND DESCRIPTION OF EXHIBIT
                          ---------------------------------
     10.18* Deferred Compensation Plan (1990), filed as exhibit 10.24 to the
            1990 Form 10-K.
     10.19* Restricted Stock Grant Terms and Conditions, filed as exhibit 10.25 to the Company's annual report on Form 10-K for the year ended
            December 31, 1991, file number 1-4448 (the "1991 Form 10-K").
     10.20* Vernon R. Loucks Restricted Stock Grant Terms and Conditions, filed as exhibit 10.26 to the 1991 Form 10-K.
     10.21* Deferred Compensation Plan (1990), as amended in 1992, filed as exhibit 10.27 to the 1992 Form 10-K.
     10.22* Restricted Stock Plan for Non-Employee Directors (as amended and restated in 1992), filed as exhibit 10.28 to the 1992 Form 10-K.
     10.23* Restricted Stock Grant Terms and Conditions (as amended), filed as exhibit 10.31 to the 1992 Form 10-K.
     10.24* 1992 Officer Incentive Compensation Plan, filed as exhibit 10.29 to the 1992 Form 10-K.
     10.25* 1993 Officer Incentive Compensation Plan, filed as exhibit 10.30 to the 1992 Form 10-K.
     10.26* 1994 Officer Incentive Compensation Plan, filed as exhibit 10.31 to the Company's annual report on Form 10-K for the year ended
            December 31, 1993, file number 1-4448 (the "1993 Form 10-K").
     10.27* Corporate Aviation Policy, filed as exhibit 10.33 to the 1992 Form
            10-K.
     10.28* Plan and Agreement of Reorganization Between Baxter and Caremark
            International Inc., filed as exhibit 10.34 to the 1992 Form 10-K
     10.29* 1994 Incentive Compensation Program, filed as exhibit A to the
            Company's proxy statement for use in connection with its April 29,
            1994 annual meeting of stockholders, file no. 1-4448.
     10.30* 1994 Shared Investment Plan and Terms and Conditions, filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994.
     10.31  1995 Officer Incentive Compensation Plan.
     10.32  Baxter International Inc. Restricted Stock Plan for Non-Employee
            Directors, as amended and restated effective May 8, 1995.
 11. Statement re: computation of per share earnings.
     11.1   Computation of primary earnings per common share.
     11.2   Computation of fully diluted earnings per common share.
 12. Statements re: computation of ratios.
 13. 1994 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this annual report on Form 10-K).
 21. Subsidiaries of the Company.
 23. Consent of Price Waterhouse LLP.
 24. Powers of Attorney.
 27. Financial Statement Schedule.

-------
*  Incorporated herein by reference.

                     (All other exhibits are inapplicable.)


24