Form 10-Q
period 1995-03-31
BAXTER INTERNATIONAL INC
filed 1995-05-04
CIK 10456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- -------   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____ to ____

          Commission file number 1-4448


                            BAXTER INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                   36-0781620
      -------------------------------                    -------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

One Baxter Parkway, Deerfield, Illinois                      60015-4633
- ----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)



                                 (708)  948-2000
                                 ---------------
                         (Registrant's telephone number,
                              including area code)


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

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of April 26, 1995 the latest practicable date, was 279,262,570 shares.

                         PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Baxter International Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (Unaudited)

- --------------------------------------------------------------------------------
(In millions, except per share data)                          Three Months Ended
                                                                       March 31,
                                                             1995           1994
Operations
 Net sales                                                  $2,318        $2,193

 Costs and expenses
     Cost of goods sold                                      1,548         1,433
     Marketing and administrative expenses                     424           440
     Research and development expenses                          78            76
     Special charge for litigation - net                        40             0
     Interest - net                                             43            47
     Goodwill amortization                                      16            17
     Other                                                     (31)            6
- --------------------------------------------------------------------------------
     Total costs and expenses                                2,118         2,019
- --------------------------------------------------------------------------------

 Income before income taxes                                    200           174

 Income tax expense                                             55            43
- --------------------------------------------------------------------------------

 Net income                                                   $145          $131
- --------------------------------------------------------------------------------


Earnings per common share                                    $0.52         $0.47
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Average number of common shares outstanding                    281           277

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
- --------------------------------------------------------------------------------

(In millions, except shares)                       March 31,        December 31,
                                                        1995                1994
                                                 (Unaudited)
Current assets      Cash and equivalents              $  263             $  471
                    Accounts receivable                1,533              1,543
                    Notes and other current
                     receivables                         168                373
                    Inventories                        1,598              1,537
                    Short-term deferred income taxes     302                271
                    Prepaid expenses                     165                145
                    ------------------------------------------------------------
                    Total current assets               4,029              4,340
- --------------------------------------------------------------------------------

Property,           At cost                            4,480              4,431
plant and           Accumulated depreciation
equipment            and amortization                 (1,911)            (1,869)
                    ------------------------------------------------------------
                    Net property, plant and equipment  2,569              2,562
- --------------------------------------------------------------------------------

Other assets        Goodwill and other intangibles     2,268              2,290
                    Insurance receivables                715                446
                    Other                                345                364
                    ------------------------------------------------------------
                    Total other assets                 3,328              3,100
- --------------------------------------------------------------------------------
Total assets                                          $9,926            $10,002
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Current
liabilities         Notes payable to banks            $  148             $  131
                    Current maturities of long-term
                     debt and lease obligations          262                400
                    Accounts payable and accrued
                     liabilities                       1,884              1,834
                    Income taxes payable                 434                401
                    ------------------------------------------------------------
                    Total current liabilities          2,728              2,766
- --------------------------------------------------------------------------------

Long-term debt and lease obligations                   2,123              2,341
- --------------------------------------------------------------------------------
Long-term deferred income taxes                          163                167
- --------------------------------------------------------------------------------
Long-term litigation liabilities                         757                458
- --------------------------------------------------------------------------------
Other non-current liabilities                            468                550
- --------------------------------------------------------------------------------

Stockholders'       Common stock, $1 par value,
equity              authorized 350,000,000 shares,
                    issued 287,701,247 shares in
                    1995 and 1994                        288                288
                    Additional contributed capital     1,813              1,810
                    Retained earnings                  1,831              1,762
                    Common stock in treasury, at cost,
                     8,893,654 shares in 1995 and
                     5,391,092 shares in 1994           (251)              (135)
                    Foreign currency adjustment            6                 (5)
                    ------------------------------------------------------------
                    Total stockholders' equity         3,687              3,720
- --------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $9,926            $10,002
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)

- --------------------------------------------------------------------------------
Three months ended March 31, (in millions)               1995              1994
(Brackets denote cash outflows)
Cash flow provided  Income from operations              $ 145             $ 131
by operations       Adjustments
                      Depreciation and amortization       129               125
                      Deferred income taxes               (37)               14
                      Asset dispositions, net (pre-tax)   (53)              (13)
                      Special charge for litigation -
                       net                                 40                 0
                    Other                                   4                 3
                    Changes in balance sheet items
                      Accounts receivable                  26                25
                      Inventories                         (67)              (25)
                      Accounts payable and other
                        accrued liabilities                (5)             (100)
                      Restructuring program payments      (22)              (24)
                      Other                               (26)               (9)
                    ------------------------------------------------------------
                    Cash flow provided by operations      134               127
- --------------------------------------------------------------------------------
Investment          Capital expenditures                  (81)              (86)
transactions        Acquisitions (net of cash received)
                      and investments in affiliates         0               (23)
                    Proceeds from asset dispositions      266                39
                    ------------------------------------------------------------
                    Investment transactions, net          185               (70)
- --------------------------------------------------------------------------------
Financing           Issuance of debt and lease
transactions          obligations                          87               402
                    Redemption of debt and lease
                      obligations                        (172)             (506)
                    Increase in debt with maturities
                      of three months or less, net       (258)               96
                    Common stock dividends                (75)              (69)
                    Stock issued under employee
                      benefit plans                        25                13
                    Purchase of treasury stock           (139)                0
                    ------------------------------------------------------------
                    Financing transactions, net          (532)              (64)
- --------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash
  and equivalents                                           5                 0
- --------------------------------------------------------------------------------
Decrease in cash and equivalents                         (208)               (7)
Cash and equivalents at beginning of period               471               479
- --------------------------------------------------------------------------------
Cash and equivalents at end of period                    $263              $472
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries ("the Company" or "Baxter") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1994 Annual Report to Stockholders.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

INVENTORIES

Inventories consisted of the following (in millions):

                                                    March 31,      December 31,
                                                         1995              1994
                                                  (Unaudited)

            Raw materials                             $   226            $  219
            Work in process                               221               191
            Finished products                           1,151             1,127
                                                        -----             -----
                Total inventories                      $1,598            $1,537
                                                       ------            ------
                                                       ------            ------

INTEREST - NET

Interest - net consists of the following (unaudited):

- --------------------------------------------------------------------------------
                                                             Three Months Ended
(in millions)                                       March 31,         March 31,
                                                         1995              1994
Interest expense                                           52                56
Interest income                                            (9)               (9)
- --------------------------------------------------------------------------------
Interest - net                                             43                47
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

SPECIAL CHARGE FOR LITIGATION AND LEGAL PROCEEDINGS

The number of opt-outs for the mammary implant global settlement against Baxter was reduced by plaintiffs who chose to rescind their opt-out notices, a right which ended on March 1, 1995. Based on its continuing evaluation of the remaining opt-outs, the Company accrued an additional $298 million for its estimated liability to litigate and/or settle cases and claims involving opt-outs and recorded an additional receivable for estimated insurance recovery of $258 million, resulting in an additional net charge of $40 million in the first quarter of 1995.

Please refer to "Part II - Item 1. Legal Proceedings" of this document for the status of cases and claims from individuals seeking damages for injuries allegedly caused by silicone gel-filled mammary implants manufactured by a division of American Hospital Supply Corporation. That section also discusses the status of lawsuits and claims involving individuals with hemophilia, seeking damages for injuries allegedly caused by anti-hemophilic factor VIII and IX concentrates derived from human blood plasma processed and sold by the Company and other commercial producers and updates the status of other legal proceedings involving the Company.

Item.  2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations


The Company's 1994 Annual Report to Stockholders ("ARS") contains management's discussion and analysis of financial condition and results of operations at and for the year ended December 31, 1994. In the ARS, management outlined its key financial objectives in 1995 which are summarized as follows:

- -    Generate $500 million in "operational cash flow" in 1995;

- -    Maintain a net debt to net capital ratio of between 35-40%;

- -    Repurchase $500 million of Baxter stock over the next 2 years as authorized by the Board of Directors in February, 1995;

- -    Achieve net income growth in the high single digits;

- -    Reduce marketing and administrative expenses from 19.9% of sales in 1994 to
     18% in 1995.

The following discussion and analysis describes management's progress toward the above objectives and material changes in the Company's financial condition since December 31, 1994. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results compares the three months ended March 31, 1995 with the corresponding period of 1994.

RESULTS OF OPERATIONS

First quarter net sales increased 6% to $2.3 billion. The following table shows net sales for each industry segment (unaudited):

- --------------------------------------------------------------------------------
                                                                      Percent
Three months ended March 31, (in millions)     1995         1994      Increase
                                                                      (Decrease)
     Medical specialties                       $931        $ 793        17%
     Medical/laboratory products and
      distribution                            1,387        1,400        (1)%
- --------------------------------------------------------------------------------
         Total net sales                     $2,318       $2,193         6%
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The medical specialties segment sales increase of 17% over the comparable period in 1994 was achieved by increased unit sales growth and was helped by $34 million from foreign currency exchange rates. The sales for the medical/laboratory products and distribution segment ("med/lab") reflects the adverse impact due to the loss in sales related to the 1994 diagnostics divestiture. The Company will experience lower sales growth throughout 1995 in the med/lab segment due to the loss of approximately $300 million in annual sales (primarily international) related to the diagnostics divestiture.

Domestic sales for the first quarter of 1995 were approximately $1.7 billion, an increase of 5% over the comparable period in 1994. Sales from international markets in the first quarter were $615 million, representing a 7% increase over 1994. International sales growth was approximately 13% in the first quarter of 1995, excluding the effect of changes in foreign exchange rates and the effect of the divestiture of the diagnostics manufacturing business which occurred in December 1994.

The gross profit margin was 33.2% for the three months ended March 31, 1995, versus 34.7% for the similar period of 1994. This decline of 1.5 percentage points is entirely due to the divestiture of the diagnostics manufacturing business. Baxter will continue to distribute all current diagnostics products in the U.S., but will not distribute these products internationally.

Marketing and administrative expenses were 18.3% of sales for the quarter ended March 31, 1995, versus 20.1% for the same period in 1994. This decrease reflects improved expense leveraging as a result of initiatives taken in connection with the 1993 downsizing and restructuring programs. These results are in line with the Company goal to reduce marketing and administrative expenses from 19.9% of sales in 1994 to 18% in 1995.

The following table shows research and development expenses for each industry segment (unaudited):

- --------------------------------------------------------------------------------
Three months ended March 31, (in millions)                               Percent
                                                                        Increase
                                                  1995      1994      (Decrease)
     Medical specialties                          $64       $56            14%
     Medical/laboratory products and
      distribution                                 14        20           (30%)
- --------------------------------------------------------------------------------
     Total research and development expenses      $78        76             3%
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Total company research and development expenses increased 3% to $78 million for the three months ended March 31, 1995, as compared to the similar period of 1994. Research and development expenses have increased in the medical specialties segment as the Company continues to focus its investment in high-growth, strategic initiatives in such areas as kidney transplants, cardiovascular disease, Novacor and Blood Substitutes. As anticipated, the R&D spending in the med/lab segment is lower in 1995 due to the divestiture of the diagnostics manufacturing business and the Company's strategy to expand its R&D expenditures in the medical specialties segment.

The number of opt-outs for the mammary-implant global settlement against Baxter was reduced by plaintiffs who chose to rescind their opt-out notices, a right which ended on March 1, 1995. Based on its continuing evaluation of the remaining opt-outs, the Company accrued an additional $298 million for its estimated liability to litigate and/or settle cases and claims involving opt-outs and recorded an additional receivable for estimated insurance recovery of $258 million, resulting in an additional net charge of $40 million in the first quarter of 1995. See "Part II - Item 1. Legal Proceedings" for further information.

The increase in other income is primarily due to net gains associated with the disposal or discontinuance of minor, non-strategic business and investments, including the first quarter 1995 sale of the majority of the Company's investment in MediSense, Inc. These net gains were $53 million and $13 million in the first quarters ended March 31, 1995 and 1994, respectively.

Income before income taxes was $200 million for the three months ended March 31, 1995 versus $174 million for the comparable period of 1994. The following table shows income (loss) before income taxes for each industry segment (unaudited):

- --------------------------------------------------------------------------------
Three months ended March 31, (in millions)                              Percent
                                                                       Increase
                                             1995        1994        (Decrease)

- --------------------------------------------------------------------------------
     Medical specialties                     $156        $131             19%
- --------------------------------------------------------------------------------

     Medical/laboratory products and
      distribution                            100         114            (12%)
- --------------------------------------------------------------------------------

     General corporate and other:
        Before litigation                      27         (24)
        Special charge for litigation - net   (40)          0
- --------------------------------------------------------------------------------
     General corporate and other              (13)        (24)
- --------------------------------------------------------------------------------

     Interest - net                           (43)        (47)
- --------------------------------------------------------------------------------
     Total income before income taxes        $200        $174             15%
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The increase in income before income taxes in the medical specialties segment for the three month period is consistent with the increase in sales and was also favorably affected by foreign exchange rates. The medical specialties segment was adversely impacted in the first quarter of 1994 by foreign currency exchange rates and by the effect of the voluntary market withdrawal of Gammagard
- -REGISTERED TRADEMARK-, an immune globulin intravenous product. The med/lab segment's income before income taxes decreased by 12% for the first quarter as compared to the same period in 1994 as a result of the divestiture of the diagnostics business as well as a strong operational performance during the first quarter of 1994. The net increase in general corporate and other for the three month period primarily reflects the effect of net gains associated with the disposal or discontinuance of minor, non-strategic business investments.

The effective tax rate for the first quarter was 27.5% versus 24.7% for the similar period in 1994. The increase is primarily due to a larger proportion of earnings generated in the U.S. and less income in Puerto Rico due to the diagnostics divestiture.

Net income and earnings per common share increased 11% for the first quarter of 1995 over the comparable period of 1994. These increases reflect general growth in the Company's operations and improved expense control in line with the key financial objectives.

RESTRUCTURING PROGRAM

Since the announcement of its 1993 restructuring program the Company has implemented, or is in the process of implementing, all of the major strategic actions associated with the program. Management is satisfied that such actions are generally progressing on schedule and that the overall program will meet previously established financial targets.

In the first quarter of 1995, the Company utilized $45 million of restructuring reserves, including $31 million in cash payments. Cash outflows pertain primarily to employee-related costs for severance, outplacement assistance, relocation and retention payments. The Company currently anticipates that it will achieve its goal of $200 million in savings for 1995. Management anticipates that these savings will be invested in increased research and development spending in the medical specialties segment and the Company's expansion into growing international markets.

Since the inception of the restructuring program, the Company has eliminated 2,400 positions of the approximately 4,500 positions affected by the program. The majority of the remaining reductions will occur throughout the remainder of 1995 and 1996 as facility closures and consolidations are completed as planned.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company's liquidity in terms of its overall ability to mobilize cash to support ongoing business levels and to fund its growth.

Cash flow provided by continuing operations (which includes working capital components) increased to $134 million for the 3 months ended March 31, 1995 from a level of $127 million for the corresponding period in 1994. This increase primarily reflects net cash inflows for working capital components including approximately $25 million in proceeds for the sale of certain lease receivables under a revolving agreement. Management believes that this level of cash flow is sufficient to support normal ongoing business requirements.

As a result of the Company's increased emphasis on cash flow, management monitors an internal performance measure called "operational cash flow" which evaluates each operating business on all aspects of cash flow under its direct control. The incentive compensation programs for the Company's senior management in each business include significant emphasis on the attainment of both "operational cash flow" as well as earnings objectives.

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to the Company's internal measure of "operational cash flow" (unaudited):

- --------------------------------------------------------------------------------
(in millions) (Brackets denote cash outflows)                 Three Months Ended
                                                                       March 31,
                                                            1995            1994
     Cash flow provided by operations per the
         Company's condensed consolidated statements
         of cash flows                                      $134            $127
     Capital expenditures                                    (81)            (86)
     Net interest after tax                                   25              28
     Other adjustments                                        32               5
- --------------------------------------------------------------------------------
     Total "operational cash flow"                          $110             $74
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

"Operational cash flow" of $110 million is consistent with the Company's objective to generate "operational cash flow" of at least $500 million in 1995.

The following table shows capital expenditures for each industry segment (unaudited):

- --------------------------------------------------------------------------------
Three months ended March 31, (in millions)          1995       1994      Percent
                                                                        Increase
                                                                      (Decrease)
     Medical specialties                             $49        $46          7%
     Medical/laboratory products and distribution     29         36        (19%)
     General corporate                                 3          4        (25%)
- --------------------------------------------------------------------------------
     Total                                           $81        $86         (6%)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The 7% increase in the medical specialties segment is consistent with the Company's strategy to increase its investment in its higher growth businesses. The Company has made significant investments in recent years in its U.S. Distribution and manufacturing infrastructure. As a consequence, the level of capital expenditures in the med/lab segment have declined as compared to 1994 levels. Incremental capital investments are being made in the medical specialties segment for the expansion of manufacturing capacity for renal and blood collection products.

The Company's current assets exceeded current liabilities by $1.3 billion at March 31, 1995 and $1.6 billion at December 31, 1994. Current assets included receivables of $1.5 billion and inventories of $1.6 billion at March 31, 1995. These sources of liquidity are convertible into cash over a relatively short period of time and thus, will help the Company satisfy normal operating cash requirements.

The increase in long-term insurance receivables and litigation liabilities was primarily due to the special charge for litigation discussed earlier.

Divestiture proceeds in the first quarter of 1995 include $266 million primarily from notes receivable from the disposition of the diagnostics manufacturing business and proceeds from the sale of common stock in MediSense, Inc. These proceeds have been used to reduce net debt. Net debt decreased during the first quarter from $2,401 million to $2,270 million and long-term debt decreased from $2,341 million to $2,123 million. At March 31, 1995, the Company's net debt to
net capital ratio was 38% versus 39% at December 31, 1994.   These results are
consistent with the goal of maintaining a net debt to net capital ratio of between 35-40%.

During the first quarter of 1995, the Company announced a two-year $500 million stock repurchase program. During the first quarter, the Company has repurchased approximately $139 million (4.4 million shares) of common stock.

On April 26, 1995, the Company's debt rating of "A" by Duff & Phelps ("D&P") was reaffirmed. The Company continues to remain on Rating Watch -- Down as developments will be monitored by D&P in product liability litigation and progress in restructuring initiatives. On March 23, 1995, Standard & Poor's reaffirmed its "A-" rating and changed its rating outlook to "stable" from "negative" citing the Company's reduction in leverage and improvement in operating margins.

The Company intends to fund its short-term and long-term obligations as they mature by issuing additional debt or through cash flow from operations.

Refer to "Part II - Item 1. Legal Proceedings" in this document for the status of cases and claims from individuals seeking damages for injuries allegedly caused by silicone gel-filled mammary prostheses manufactured by a division of American Hospital Supply Corporation. That section also discusses the status of lawsuits and claims involving individuals suffering with hemophilia, seeking damages for injuries allegedly caused by anti-hemophilic factor VIII and IX concentrates derived from human blood plasma processed and sold by the Company and other commercial producers.

Upon resolution of any of the litigation related uncertainties, or if the Company should, along with the other defendants, enter into a comprehensive settlement of the related purported class actions, the Company may incur charges in excess of presently established reserves. While such future charges could have a material adverse impact on the Company's net income in the period in which it is recorded, management believes that any outcome of these actions will not have a material adverse effect on the Company's consolidated financial position.

The Company believes it has lines of credit adequate to support ongoing business operations and has sufficient financial flexibility to attract long-term capital on satisfactory terms to support its obligations and growth objectives.

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 1995 has been performed by Price Waterhouse LLP, the Company's independent public accountants. Their report on the interim consolidated financial information follows. There have been no adjustments or disclosures proposed by Price Waterhouse LLP which have not been reflected in the interim consolidated financial information.
Their report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                        REPORT OF INDEPENDENT ACCOUNTANTS




May 4, 1995



Board of Directors and Stockholders
Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and condensed consolidated statements of cash flows of Baxter International Inc. and its subsidiaries as of March 31, 1995 and for the three-month periods ended March 31, 1995 and 1994. This interim financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated February 13, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



Price Waterhouse LLP

                           PART II.  OTHER INFORMATION
                    Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

     As of March 31, 1995, the Company was a defendant, together with other defendants, in 6,272 lawsuits and had 1,758 pending claims from individuals, all of which seek damages for injuries allegedly caused by silicone mammary implants manufactured by the American Heyer-Schulte division of American Hospital Supply Corporation ("American"). The comparable number of cases and claims was 7,992 as of December 31, 1994. In the first quarter of 1995, 15 cases and claims were disposed of.

     The typical case or claim alleges that the individual's mammary implants caused one or more of a wide range of ailments, including non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sjogren's Syndrome, dermatomyositis, polymyositis, and chronic fatigue.

     In addition to the individual suits against the Company, a class action on behalf of all women with mammary implants filed against all manufacturers of such implants has been conditionally certified and is pending in the United States District Court for the Northern District of Alabama (DANTE, ET AL., V. DOW CORNING, ET AL., U.S.D.C., N. Dist., Ala., 92-2589; part of IN RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL 926, (U.S.D.C., N. Dist. Ala., CV 92-P-10000-S)(now held in abeyance pending settlement proceedings in LINDSEY, ET AL., V. DOW CORNING ET AL., U.S.D.C., N. Dist. Ala., CV 94-P-11558-S)). Another class action has been certified and is pending in state court in Louisiana (SPITZFADDEN, ET AL., V. DOW CORNING CORP., ET AL., Dist. Ct., Parish of Orleans, 92-2589). Baxter also has been named in three purported additional class actions, none of which is currently certified (BARCELLONA, ET AL., V. DOW CORNING, ET AL., U.S.D.C., Mich., 9300 72045 DT and MOSS, ET AL., V. DOW CORNING, ET AL., U.S.D.C., Minn., 92-P-10560-S, both of which have been transferred to and are part of IN RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL-926 for discovery purposes, and DOE, ET AL., V. INAMED CORPORATION, ET AL., Circuit Ct., Dade County, Fla., 92-07034.) A suit seeking class certification on behalf of all residents of the Province of Ontario, Canada, who received Heyer-Schulte implants was dismissed as to Baxter (BURKE, V. AMERICAN HEYER-SCHULTE, ET AL., Ontario Prov. Court, Gen. Div., 15981/93). That case currently is on appeal. A second suit seeking class certification on behalf of all women in the Province of Ontario who received Heyer-Schulte mammary implants has been filed (BENNETT
V. AMERICAN HEYER-SCHULTE, ET AL., Ontario Prov. Court, Gen. Div., 18169/94).

     Additionally, the Company has been served with a purported class action brought on behalf of children allegedly exposed to silicone in utero and through breast milk. (FEUER, ET AL., V. MCGHAN, ET AL., U.S.D.C., E. Dist. NY, 93-0146.) The suit names all mammary implant manufacturers as defendants and seeks to establish a medical monitoring fund.

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

     There also are issues concerning which of the Company's insurers are responsible for covering each matter and the extent of the Company's claims for contribution against third parties. The Company believes that a substantial portion of the liability and defense costs related to mammary implant cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. Most of the Company's insurers have reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. The Company is engaged in active negotiations with its insurers concerning coverages and the settlement described below. Two of the Company's claims-made insurers have tendered the full amounts of their policies to the Company and a third has tendered the full amounts of its policy ratably as claims are paid. Additionally, the Company received certain funds in settlement of claims pending against a carrier in liquidation. The total amount tendered is $85 million.

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

     In 1994, representatives of the plaintiffs and certain defendants in these cases negotiated a global settlement of the issues under the jurisdiction of the Court in the LINDSEY V. DOW CORNING, ET AL. case. The monetary provisions of the settlement, providing compensation for all present and future plaintiffs and claimants through a series of specific funds and a disease compensation program involving scheduled medical conditions, have been agreed upon by most of the significant defendants and representatives of the plaintiffs. The total of all of the specific funds and the disease compensation program, which would be paid-in and made available over approximately thirty years following final approval of the settlement by the courts, is $4.255 billion. That total consists of $1.54 billion which is designated for the specific funds, $1.2 billion which is designated for the payment of current claims under the disease compensation program, and approximately $1.515 billion which is designated for the payment of future claims under the disease
compensation program.   The Company's share of this settlement has been
established by the settlement negotiations at $556 million. Appeals have been filed challenging the global settlement.

     The time to file current claims against the fund ended on September 16, 1994. Since that date, the Court's claims administration office has been evaluating the current claims filed against the scheduled medical conditions.
If those claims exceed the funds available, the settlement agreement provides for reductions of the amounts payable for scheduled medical conditions (a "ratchet"), and for negotiations among the representatives of the plaintiffs and the settling defendants with respect to the shortfall in funding for current claims. The Court has indicated that it expects that there will be a substantial ratchet downward in the amounts payable, and this expectation has resulted in further negotiations among the parties, which are ongoing. The extent of the reductions in the amounts payable cannot be estimated until the Court's preliminary evaluations of the current claims and the parties negotiations are completed. If the settlement does continue in effect, under the settlement agreement, a ratchet or a renegotiated settlement will result in a further notice to the class, a second opportunity for class members to opt-out of the settlement, and an opportunity for each settling defendant to withdraw from the settlement.

     The global settlement gave individual plaintiffs and claimants the opportunity to remove themselves from the settlement ("opt-out"). The initial opt-out period ended July 1, 1994. As of March 1995, approximately 11,360 individuals have opted out of the global settlement, of which 3,641 allege claims against Baxter. Of the opt-outs who filed claims against Baxter, 1,977 represent U.S. claimants, 1,664 represent foreign claimants. The number of opt-outs against Baxter was reduced by plaintiffs who chose to rescind their opt-out notices, a right which ended on March 1, 1995. The number of opt-outs against Baxter will change as some claimants are found to not have valid claims against Baxter, and others are identified as having claims against Baxter. The Company believes that a substantial number of the suits filed in the second, third and fourth quarters of 1994 against Baxter will ultimately be dismissed because it will be determined that no Heyer-Schulte mammary implant is involved.

     In the fourth quarter of 1993, the Company accrued $556 million for its estimated liability resulting from the global settlement of the mammary implant class action and recorded a receivable for estimated insurance recovery of $426 million, resulting in a net charge of $130 million. Based on its continuing evaluation of the remaining opt-outs, the Company accrued an additional $298 million for its estimated liability to litigate and/or settle cases and claims involving opt-outs and recorded an additional receivable for estimated insurance recovery of $258 million, resulting in an additional net charge of $40 million in the first quarter of 1995.

     At present, the Company is not able to estimate the nature and extent of its further potential future liability with respect to mammary implants. The Company believes that most of its potential future liability with respect to mammary implant cases is covered by insurance. The Company intends to continue to litigate pending mammary implant cases.

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

     As of March 31, 1995, the Company was a defendant, together with other defendants, in 255 lawsuits, and had one pending claim, in the United States and Canada involving individuals who have hemophilia, or their representatives. Those cases and the claim seek damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII and IX derived from human blood plasma processed and sold by the Company. Furthermore, 57 lawsuits seeking damages based on similar allegations are pending in Ireland and Japan and 8 claims are pending in Italy.

     The typical case or claim alleges that the individual with hemophilia was infected with HIV by infusing Factor VIII or Factor IX concentrates ("Factor Concentrates") containing HIV.

     All Federal Court Factor Concentrate cases have been transferred to the U.S.D.C. for the Northern District of Illinois for case management under Multi District Litigation (MDL) rules. In addition to the individual suits against the Company, a purported class action was filed on September 30, 1993, on behalf of all U.S. residents with hemophilia (and their families) who were treated with Factor Concentrates and who allegedly are infected with HIV as a result of the use of such Factor Concentrates. This lawsuit was filed in the United States District Court for the Northern District of Illinois (WADLEIGH, ET AL., V. RHONE-POULENC RORER, ET AL., U.S.D.C., N. Dist., Ill. 93C 5969). On November 3, 1994, the court certified the class only for the purpose of determining whether the defendants' actions were negligent. The defendants in this case filed a petition for a Writ of Mandamus with the 7th Circuit Court of Appeals seeking an order directing the district court judge to vacate that certification. On March 16, 1995, the Court of Appeals granted the petition and stated that it would issue a Writ of Mandamus directing the District Court to vacate its certification. On April 28, 1995, the Court of Appeals denied the plaintiffs request for a rehearing EN BANC. Baxter has also been named in three other purported class actions, none of which have been certified and all of which have been transferred to the MDL for discovery purposes. The Company denies these allegations.

     Many of the cases and claims are at very preliminary stages, and the Company has not been able to obtain information sufficient to evaluate each case and claim. In most states, the Company's potential liability is limited by laws that provide that the sale of blood or blood derivatives, including Factor Concentrates, is not the sale of a "good," and thus is not covered by the doctrine of strict liability. As a result, each claimant will have to prove that his or her injuries were caused by the Company's negligence. The WADLEIGH case alleges that the Company was negligent in failing: to use available purification technology; to promote research and development for product safety; to withdraw Factor Concentrates once it knew or should have known of viral-contamination of such concentrates; to screen plasma donors properly; to recall contaminated Factor Concentrates; and to warn of risks known at the time the Factor Concentrates were used.

     The Company believes that a substantial portion of the liability and defense costs related to anti-hemophilic Factor Concentrate cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. Most of the Company's insurers have reserved their rights (i.e., neither admitted nor denied coverage), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach.

     The Company has filed suit in California against all of the insurance companies that issued comprehensive general liability and excess liability policies to the Company for a declaratory judgment that the policies of all of the carriers provide coverage. In that suit, the Company also sued Zurich for failure to defend it. The Company subsequently dismissed without prejudice its claims against all of the excess insurance carriers except Columbia Casualty Company (one of the Company's excess insurers during part of the relevant time period). The Company has filed an Amended Complaint in the California action seeking a declaration that Zurich has a duty to defend the Company in connection with the Factor Concentrate cases and claims.

     Zurich Insurance Co., one of the Company's comprehensive general liability insurance carriers has filed a suit in Illinois, against the Company seeking a declaratory judgment that the policies it had issued do not cover the losses that the Company has notified it of for a number of reasons, including that Factor Concentrates are products, not services, and are, therefore, excluded from the policy coverage, and that the Company has failed to comply with various obligations of notice and the like under the policies.

     The Company's excess liability insurance carriers also brought suit in Illinois for a declaratory judgment as to the parties' respective liabilities. That suit has been dismissed without prejudice. The suit filed by Zurich in Illinois has been stayed pending resolution of the Company's California case. Zurich has appealed that stay.

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

     Upon resolution of any of the uncertainties concerning these cases, or if the Company, along with the other defendants, enters into a comprehensive settlement of the putative class actions described above, the Company may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the Company's net income in the period in which it is recorded, management believes that any outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position.

     On February 21, 1994, the Company began the voluntary withdrawal world-wide of its Gammagard -REGISTERED TRADEMARK- IGIV (intravenous immune globulin) because of indications that it might be implicated in Hepatitis C infections occurring in users of Gammagard. Gammagard is a concentration of antibodies derived from human plasma and is used to treat immune-suppressed patients. A new immune globulin, Gammagard S/D, produced with an additional viral inactivation process was introduced by the Company after licensure in the United States and certain other countries.

     As of March 31, 1995, the Company had received reports of Hepatitis C transmission from 250 patients. The exact cause for these reports has not been determined; however, many of the reports have been associated with Gammagard injection produced from plasma which was screened for antibodies to the Hepatitis C virus through second generation testing. The number of patients receiving Gammagard IGIV produced from the second-generation screened plasma is not yet known, nor is the number of patients claiming exposure to Hepatitis C known.

     As of March 31, 1995, 32 suits resulting from this incident have been served on the Company. Six suits have been filed as purported class actions, LOWE V. BAXTER, U.S.D.C., W.D. KY, C94-0125; MOCK V. BAXTER, ET AL., U.S.D.C., ID, CIV-94-0524-S-LMV; FAYNE V. BAXTER, U.S.D.C., S.D., NY, 95CIV1129, GUTTERMAN
V. BAXTER, U.S.D.C., S.D., IL, 95-198-WDS, GEARY V. BAXTER, U.S.D.C., W.D., PA, 95 0457, and KELLEY V. BAXTER, U.S.D.C., M.D., NC, 6:95CV00178. The suits allege infection with the Hepatitis C virus from the use of Gammagard. The Company is defending these cases.

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

     All of the individuals who served as directors of the Company as of September 1, 1993, as well as Lester B. Knight, executive vice president of the Company, were named as defendants in a lawsuit ostensibly filed as a "demand excused" derivative action. SIEGEL V. LOUCKS, ET AL., was filed September 15, 1993, in the Court of Chancery in New Castle County, Delaware Cir. Ct., New Castle Co., Del., C. A. No. 13130. On October 24, 1993, a substantially identical complaint was filed in the same court by Bartholomew J. Millano. The two complaints were consolidated. The plaintiffs allege that the directors failed to oversee management in connection with actions which were the basis for a dispute between the Company and the Department of Veterans Affairs concerning sales and pricing practices, failed to prevent such actions, and failed to create a compliance program to prevent or detect such actions. The complaint seeks to recover alleged damages incurred by the Company as the result of lost sales due to the dispute, as well as the compensation paid to Messrs. Gantz, Knight, Loucks and Tobin since 1991. The Company and its directors filed motions to dismiss the suit, answered the complaint and filed a counterclaim seeking permanently to bar and enjoin the plaintiff from prosecuting this case because her claims have been disposed of and barred in a prior suit against the Company. On March 7, 1995, the court granted the defendants' motions to dismiss the suit, and on April 7, that order became final and non-appealable.

     As of March 31, 1995, the Company has been named as a potentially responsible party for cleanup costs at 15 hazardous waste sites. The Company was a significant contributor to waste disposed of at only one of these sites, the Thermo-Chem site in Muskegon, Michigan. The Company expects that the total cleanup costs for this site will be between $44 million and $65 million, of which the Company's share will be approximately $5 million. This amount has been reserved and is reflected in the Company's financial statements.

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


                                             BAXTER INTERNATIONAL INC.
                                        -----------------------------------
                                               (Registrant)


Date:  May 4, 1995                      By:/s/ Harry M. Jansen Kraemer, Jr.
                                        -----------------------------------
                                        Harry M. Jansen Kraemer, Jr.
                                        Senior Vice President and
                                        Chief Financial Officer

                                  Exhibit Index


Number                   Description of Exhibit                  Page Number
- ------                   ----------------------                  -----------

11.1                     Computation of Primary
                         Earnings Per Common Share

11.2                     Computation of Fully Diluted
                         Earnings Per Common Share

  12                     Computation of Ratio of
                         Earnings to Fixed Charges

  15                     Letter Re Unaudited Interim
                         Financial Information

  27                     Financial Data Schedule

                         (All other exhibits are inapplicable.)

- --------------------------------------------------------------------------------