Form 10-Q
period 1995-06-30
BAXTER INTERNATIONAL INC
filed 1995-08-14
CIK 10456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     ------    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from     to
                                             ----    ----
               Commission file number 1-4448

                            BAXTER INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     36-0781620
     -------------------------------                   -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     One Baxter Parkway, Deerfield, Illinois           60015-4633
     ---------------------------------------           ----------
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

Yes   X    No
   -------   ------

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of July 31, 1995 the latest practicable date, was 276,750,835 shares.

                         PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements


                   Baxter International Inc. and Subsidiaries
                  Consolidated Statements of Income (Unaudited)
                      (in millions, except per share data)
------------------------------------------------------------------------------------------------------------------------
                                                              Three months ended                        Six months ended
                                                                        June 30,                                June 30,
                                                        1995                1994                1995                1994
Operations
  Net sales                                           $2,465              $2,316              $4,783              $4,509

Costs and expenses
   Cost of goods sold                                  1,641               1,504               3,189               2,937
   Marketing and administrative expenses                 446                 459                 870                 899
   Research and development expenses                      84                  84                 162                 160
   Special charge for litigation                           0                   0                  40                   0
   Interest, net                                          45                  49                  88                  96
   Goodwill amortization                                  17                  17                  33                  34
   Other expense (income)                                  3                  14                 (28)                 20
------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                               2,236               2,127               4,354               4,146
------------------------------------------------------------------------------------------------------------------------

Income before income taxes                               229                 189                 429                 363

Income tax expense                                        64                  45                 119                  88
------------------------------------------------------------------------------------------------------------------------
Net Income                                              $165                $144                $310                $275
------------------------------------------------------------------------------------------------------------------------

Earnings per common share                              $0.59               $0.52               $1.11               $0.99
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding              278                 278                 280                 278
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                   Baxter International Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                  (in millions)
-------------------------------------------------------------------------------------------------------------------------

                                                                                  June 30,                  December 31,
                                                                                      1995                          1994
                                                                                (Unaudited)

Current assets                          Cash and equivalents                          $385                          $471
                                        Accounts receivable                          1,597                         1,543
                                        Notes and other current
                                          receivables                                  165                           373
                                        Inventories                                  1,675                         1,537
                                        Short-term deferred income taxes               284                           271
                                        Prepaid expenses                               181                           145
                                        --------------------------------------------------------------------------------
                                        Total current assets                         4,287                         4,340
------------------------------------------------------------------------------------------------------------------------

Property,                               At cost                                      4,560                         4,431
plant and                               Accumulated depreciation
equipment                                 and amortization                          (1,965)                       (1,869)
                                        ---------------------------------------------------------------------------------
                                        Net property, plant and equipment            2,595                         2,562
-------------------------------------------------------------------------------------------------------------------------

Other assets                            Goodwill and other intangibles               2,273                         2,290
                                        Insurance receivables                          714                           446
                                        Other                                          353                           364
                                        --------------------------------------------------------------------------------
                                        Total other assets                           3,340                         3,100
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $10,222                       $10,002
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Current
liabilities                             Notes payable to banks                        $144                          $131
                                        Current maturities of long-term debt and
                                           lease obligations                           163                           400
                                        Accounts payable and accrued liabilities     1,966                         1,834
                                        Income taxes payable                           385                           401
                                        --------------------------------------------------------------------------------
                                        Total current liabilities                    2,658                         2,766
------------------------------------------------------------------------------------------------------------------------

Long-term debt and lease obligations                                                 2,508                         2,341
------------------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                        224                           167
------------------------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                                       675                           458
------------------------------------------------------------------------------------------------------------------------
Other non-current liabilities                                                          462                           550
------------------------------------------------------------------------------------------------------------------------
Stockholders'                           Common stock, $1 par value,
equity                                    authorized 350,000,000 shares,
                                          issued 287,701,247 shares in
                                          1995 and 1994                                288                           288
                                        Additional contributed capital               1,817                         1,810
                                        Retained earnings                            1,917                         1,762
                                        Common stock in treasury, at cost,
                                          11,140,176 shares in 1995 and
                                          5,391,092 shares in 1994                    (338)                         (135)
                                        Foreign currency adjustment                     11                            (5)
                                        ---------------------------------------------------------------------------------
                                        Total stockholders' equity                   3,695                         3,720
                                        ---------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $10,222                       $10,002
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                  (in millions)

------------------------------------------------------------------------------------------------------------------------

                                                                                           Six months ended June 30,
                                                                                      1995                          1994
(Brackets denote cash outflows)

Cash flow provided                      Income from continuing operations             $310                          $275
by continuing                           Adjustments
operations                                Depreciation and amortization                255                           254
                                          Deferred income taxes                         42                            41
                                          Gain on asset dispositions                   (19)                          (30)
                                          Other                                         12                            20
                                        Changes in balance sheet items
                                          Accounts receivable                          (14)                           74
                                          Inventories                                 (129)                          (15)
                                          Accounts payable and other
                                            current liabilities                        (26)                         (160)
                                          Restructuring program payments               (48)                          (47)
                                          Other                                        (45)                          (32)
                                        ---------------------------------------------------------------------------------
                                        Cash flow provided by continuing
                                          operations                                   338                           380
-------------------------------------------------------------------------------------------------------------------------
Investment                              Capital expenditures                          (202)                         (189)
transactions                            Acquisitions (net of cash received)
                                          and investments in affiliates                (13)                          (52)
                                        Proceeds from asset dispositions               248                            92
                                        --------------------------------------------------------------------------------
                                        Investment transactions, net                    33                          (149)
------------------------------------------------------------------------------------------------------------------------
Financing                               Issuances of debt and lease
transactions                              obligations                                  803                         1,107
                                        Redemption of debt and lease
                                          obligations                                 (345)                       (1,188)
                                        Increase in debt with maturities
                                           of three months or less, net               (559)                         (343)
                                        Stock issued under Shared
                                           Investment Plan                               0                           121
                                        Stock issued under employee
                                          benefit plans                                 50                            26
                                        Common stock dividends                        (154)                         (139)
                                        Purchase of treasury stock                    (255)                            0
                                        --------------------------------------------------------------------------------
                                        Financing transactions, net                   (460)                         (416)
------------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash
  and equivalents                                                                        3                             2
-------------------------------------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                                       (86)                         (183)
Cash and equivalents at beginning of period                                            471                           479
------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                 $385                          $296
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)

FINANCIAL INFORMATION

The unaudited interim consolidated financial statements of Baxter International Inc. and its subsidiaries ("the Company" or "Baxter") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1994 Annual Report to Stockholders.

In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

DIVESTITURE OF THE INDUSTRIAL AND LIFE SCIENCES DIVISION

On May 24, 1995, Baxter signed a definitive agreement to sell its Industrial and Life Sciences Division to VWR Corporation for approximately $400 million in cash, subject to certain closing conditions. As part of the agreement, Baxter will continue to supply its self-manufactured products and supplies sold in non-health-care markets to VWR Corporation under a long-term distribution agreement. The transaction is expected to close in 1995.

INVENTORIES

Inventories consisted of the following (in millions):


                                          June 30,        December 31,
                                              1995                1994
                                        (Unaudited)

                    Raw materials           $  226              $  219
                    Work in process            232                 191
                    Finished products        1,217               1,127
                                            ------              ------
                        Total inventories   $1,675              $1,537
                                            ------              ------
                                            ------              ------


STOCK REPURCHASE PROGRAM

In February 1995 the Company announced a two-year $500 million stock repurchase program. As of June 30, 1995, the Company repurchased approximately $255 million (or approximately 7.7 million shares) of its common stock.

CREDIT FACILITIES AND INTEREST EXPENSE

On June 27, 1995, the Company received confirmation that an amendment to combine and increase its current $1.4 billion revolving credit facilities with a new $1.5 billion facility with substantially similar covenants had been accepted by the participating banks. This revolving credit facility, which is effective for five years beginning July 11, 1995, is principally used to support commercial paper and short-term note borrowings. At June 30, 1995 and December 31, 1994, commercial paper and certain short-term notes together totaling $1,136 and $954 million, respectively, have been classified with long-term debt as they are supported by long-term credit facilities and will continue to be refinanced.

Net interest expense consisted of the following (unaudited):

----------------------------------------------------------------------------------------------------------------------------------
(in millions)                                                 Three months ended                        Six months ended
                                                                        June 30,                                June 30,
                                                        1995                1994                1995                1994

Interest expense                                         $52                 $64                $104                $120
Interest income                                           (7)                (15)                (16)                (24)
-----------------------------------------------------------------------------------------------------------------------------------
Interest - net                                           $45                 $49                 $88                 $96
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

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

                                       -7-
Item. 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The Company's 1994 Annual Report to Stockholders ("ARS") contains management's discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 1994. In the ARS, management outlined its key financial objectives in 1995. These objectives and the results achieved through June 30, 1995 are summarized as follows:

----------------------------------------------------------------------------------------------------------------------------
     FULL YEAR 1995 OBJECTIVES                                 MID-YEAR RESULTS
----------------------------------------------------------------------------------------------------------------------------
  -  Generate $500 million in "operational                  -  The Company achieved "operational
     cash flow" in 1995.                                       cash flow" of $239 million in the six
                                                               months ended June 30, 1995.
----------------------------------------------------------------------------------------------------------------------------
  -  Maintain net-debt-to-net-capital ratio                 -  The Company's net-debt-to-net-capital
     between 35-40%.                                           ratio was 39.7% at June 30, 1995.
----------------------------------------------------------------------------------------------------------------------------

  -  Repurchase $500 million of Baxter                      -  The Company has repurchased
     stock over the next 2 years as                            approximately $255 million of its
     authorized by the Board of Directors in                   common stock during the first six
     February 1995.                                            months of 1995.
----------------------------------------------------------------------------------------------------------------------------

  -  Achieve net income growth in the high                  -  The Company's net income growth of
     single digits.                                            13% for the first half of 1995 exceeded
                                                               management's goal due primarily to
                                                               favorable foreign currency exchange
                                                               rates.
----------------------------------------------------------------------------------------------------------------------------

  -  Reduce marketing and administrative                    -  The Company's marketing and
     expenses as a percent of sales from                       administrative expenses as a percent of
     19.9% in 1994 to 18% in 1995.                             sales were 18.2% for the six months
                                                               ended June 30, 1995.
----------------------------------------------------------------------------------------------------------------------------

The following discussion and analysis describes management's progress toward the above objectives and material changes in the Company's financial condition since December 31, 1994. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results compares the three months and six months ended June 30, 1995 with the corresponding periods of 1994.

                                       -8-
RESULTS OF OPERATIONS

The following table shows net sales trends for each industry segment
(unaudited):

------------------------------------------------------------------------------------------------------------------------
(in millions)                        Three months ended                                  Six months ended
                                               June 30,        Percent                           June 30,        Percent
                                    1995           1994       Increase           1995                1994       Increase
------------------------------------------------------------------------------------------------------------------------
Medical specialties               $1,029           $892            15%         $1,960              $1,685            16%
Medical/laboratory products
  and distribution                 1,436          1,424             1%          2,823               2,824             0%

------------------------------------------------------------------------------------------------------------------------
     Total net sales              $2,465         $2,316             6%         $4,783              $4,509             6%
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

The Company's aggregate net sales increased 6% for the three-month and six-month periods ended June 30, 1995 over the comparable periods in 1994. The majority of the increases in net sales for the three-month and six-month periods were the result of growth in the medical specialties segment. Without the effect of favorable foreign exchange rates, growth in net sales for the segment was approximately 10% and 11% for the three-month and six-month periods, respectively. These increases, excluding the foreign exchange impact, were primarily the result of higher unit sales in both foreign and domestic markets.

Net sales in the medical/laboratory products and distribution ("med/lab") segment were generally flat for the three-month and six-month periods ended June 30, 1995 as compared to the same periods in 1994, and reflect the loss of sales related to the divestiture of the diagnostics manufacturing businesses which occurred in December 1994. The Company will continue to experience lower sales growth in the med/lab segment in 1995 due to the loss of approximately $300 million in annual sales (primarily foreign) related to this divestiture. Excluding the diagnostics divestiture, net sales growth in the segment was 6% and 5% for the three-month and six-month periods.

Domestic sales for the second quarter of 1995 were approximately $1.8 billion, an increase of 7% over the comparable period in 1994. Domestic sales for the six months ended June 30, 1995 were approximately $3.5 billion, an increase of 6% over the comparable period in the prior year. International sales increased 4% to $691 million in the second quarter and 6% to $1.2 billion for the six-month period, both over the comparable periods in 1994. International sales growth was approximately 7% and 9% in the three and six months ended June 30, 1995, respectively, excluding the effects for foreign exchange rates and the diagnostics divestiture discussed above.

The following table gives key ratios of certain income statement items (as a percent of sales):

------------------------------------------------------------------------------------------------------------------------
                                     Three months ended                                  Six months ended
                                               June 30,                                          June 30,
                                    1995           1994       Decrease           1995                1994       Decrease
------------------------------------------------------------------------------------------------------------------------
Gross profit margin                33.4%          35.1%        1.7 pts          33.3%               34.9%        1.6 pts
Marketing and administrative
  expenses                         18.1%          19.8%        1.7 pts          18.2%               19.9%        1.7 pts
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

The decline in gross profit margin for both the three and six months ended June 30, 1995 is directly attributable to the diagnostics divestiture discussed above. As part of the divestiture, Baxter retained distribution rights for the diagnostics products in the U.S. but does not distribute products internationally. This has resulted in an overall lower gross profit margin for the Company.

Management's overall objective is to decrease marketing and administrative expenses as a percent of sales to 18% by the end of 1995. In line with this goal, the anticipated decline in marketing and administrative expenses for the three and six months ended June 30, 1995 is a result of the diagnostics divestiture and initiatives implemented in connection with the 1993 restructuring and downsizing programs. Overall, savings in marketing and administrative expenses for the Company completely offset margin erosion in both the three-month and six-month periods ended June 30, 1995.

The following table shows research and development expenses for each industry segment (unaudited):


-------------------------------------------------------------------------------------------------------------------------
(in millions)                        Three months ended        Percent                   Six months ended        Percent
                                               June 30,       Increase                           June 30,       Increase
                                    1995           1994      (Decrease)          1995                1994      (Decrease)
-------------------------------------------------------------------------------------------------------------------------
Medical specialties                  $70            $63            11%           $134                $119            13%
Medical/laboratory products
  and distribution                    14             21           (33%)            28                  41           (32%)
-------------------------------------------------------------------------------------------------------------------------
Total research and
  development expenses               $84            $84             0%           $162                $160             1%
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

In line with the Company's strategy to invest more in the high-growth medical specialties segment, overall spending in this segment increased 11% and 13% for the three-month and six-month periods, respectively. This increase reflects the Company's continued emphasis on strategic initiatives such as renal therapy and transplantation, immunotherapy, gene therapy and Blood Substitutes. Research and development spending in the med/lab segment declined by 33% and 32% in the quarter and six-month periods ended June 30, 1995 as compared to the same periods in 1994. The research and development decline in med/lab is primarily the result of the divestiture of the diagnostics business. The Company's aggregateresearch and development expenses were generally flat for the three and six months ended June 30, 1995 over the comparable periods in 1994.

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

Both interest expense and interest income declined for the three-month and six-month periods ended June 30, 1995 over the comparable periods in 1994 as a result of lower debt and investment levels, partially offset by increases in average rates.

The decrease in other expense of $48 million for the six-month period ended June 30, 1995 is primarily due to net gains associated with the disposal or discontinuance of minor, non-strategic businesses and investments, including the disposal of the Company's remaining investment in MediSense, Inc. These net gains were $58 million and $29 million for the six months ended June 30, 1995 and 1994, respectively. The remaining decrease in other expense is primarily a result of lower equity losses related to a number of the Company's minor joint venture operations.

The following table shows income before income taxes for each industry segment (unaudited):



-------------------------------------------------------------------------------------------------------------------------
(in millions)                        Three months ended        Percent                   Six months ended        Percent
                                               June 30,       Increase                           June 30,       Increase
                                    1995           1994      (Decrease)          1995                1994      (Decrease)
-------------------------------------------------------------------------------------------------------------------------
Medical specialties                 $203           $145            40%           $359                $276            30%
-------------------------------------------------------------------------------------------------------------------------
Medical/laboratory products
 and distribution                    103            120           (15%)           203                 234           (13%)
-------------------------------------------------------------------------------------------------------------------------
General corporate and other
   General corporate expenses        (31)           (29)                          (63)                (60)
   Special charge for litigation       0              0                           (40)                  0
   Other, net                         (1)             2                            58                   9
-------------------------------------------------------------------------------------------------------------------------
Total general corporate and other    (32)           (27)                          (45)                (51)
-------------------------------------------------------------------------------------------------------------------------
Interest - net                       (45)           (49)            8%            (88)                (96)            8%
-------------------------------------------------------------------------------------------------------------------------
Total income before income taxes    $229           $189            21%           $429                $363            18%
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


The Company's income before income taxes increased 21% and 18% for the three and six months ended June 30, 1995 versus the comparable periods in the prior year. The increase in income before income taxes in the medical specialties segment in the three-month and six month periods in 1995 over the comparable periods in 1994 is a result of increased sales and favorable foreign currency rates in 1995. Additionally, the 1994 results were adversely impacted by the voluntary market withdrawal of Gammagard -Registered Trademark- IGIV, an immune globulin intravenous product, which occurred in February 1994. A new product, Gammagard -Registered Trademark- S/D was introduced in the second quarter of 1994, but had little impact on reported results for the second quarter of 1994.

Income before income taxes for the med/lab segment decreased in the three-month and six-month periods of 1995 as compared to the same periods in 1994 as a result of the sales loss and margin erosion related to the diagnostics divestiture. Additionally, there was a lower level of net gains from divestitures of minor, non-strategic businesses in 1995 over the comparable
periods in 1994.   Excluding the effects of the diagnostics divestiture and
gains associated with the disposal of other minor, non-strategic businesses, income before income taxes for the segment would have increased by 6% for the quarter ended June 30, 1995 and decreased by 3% for the six months ended June 30, 1995. This 3% decrease in income before income taxes for the six month period is a result of strong operational performance in the first quarter of 1994. Additionally, the 1995 second quarter income before income taxes for the med/lab segment reflects the benefit of some expense leverage related to initiatives implemented as part of the 1993 restructuring and downsizing discussed below.

                                      -11-
The net increase in income before income taxes for "other, net" in the general corporate and other component for the six months ended June 30, 1995 is primarily attributable to net gains associated with the disposal of investments, including the disposal of the Company's remaining investment in MediSense, Inc.

The effective income tax rate was 27.9% and 27.7% for the three and six months ended June 30, 1995, respectively, versus 23.8% and 24.2% for the similar periods in 1994. These increases are primarily due to a larger portion of earnings generated in the U.S. and less income in Puerto Rico due to the diagnostics divestiture.

The Company's net income increased 15% in the second quarter of 1995 over the comparable period of 1994 and earnings per common share increased 13%. For the six months ended June 30, 1995, total net income increased 13% and earnings per common share increased 12%. These increases reflect general growth in the Company's operations, the favorable impact of foreign exchange rates and improved expense control.

RESTRUCTURING PROGRAM

Since the announcement of its 1993 restructuring program the Company has implemented, or is in the process of implementing, all of the major strategic actions associated with the program. Management is satisfied that such actions are generally progressing on schedule and that the overall program will meet previously established financial targets.

In the first six months of 1995, the Company utilized $101 million of restructuring reserves, including $80 million in cash payments. Cash outflows pertain primarily to employee-related costs for severance, outplacement assistance, relocation and retention payments. The Company currently anticipates that it will achieve its goal of approximately $200 million in savings for 1995. Management anticipates that these savings will be invested in increased research and development spending in the medical specialties segment, the Company's expansion into growing international markets, and managed care and alternate site sales and distribution initiatives in the U.S. market.

Since the inception of the restructuring program, the Company has eliminated approximately 2,700 positions of the approximately 4,500 positions affected by the program. The majority of the remaining reductions will occur throughout the remainder of 1995 and 1996 as facility closures and consolidations are completed as planned.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company's liquidity in terms of its overall ability to mobilize cash to support ongoing business levels and to fund its growth.

Cash flow provided by continuing operations (which includes working capital components) decreased to $338 million for the six months ended June 30, 1995 from a level of $380 million for the corresponding period in 1994. This decrease primarily reflects net cash outflows for working capital components, offset by approximately $25 million in proceeds from the sale of certain lease receivables under a revolving agreement. Management believes that this level of cash flow is sufficient to support normal ongoing business requirements.

As a result of the Company's increased emphasis on cash flow, management monitors an internal performance measure called "operational cash flow" which evaluates each

                                      -12-
operating business on all aspects of cash flow under its direct control. The incentive compensation programs for the Company's senior management in each business include significant emphasis on the attainment of both "operational cash flow" as well as earnings objectives.

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to the Company's internal measure of "operational cash flow" (unaudited):

---------------------------------------------------------------------------------------------------------
(in millions) (brackets denote cash outflows)                                       Six months ended
                                                                                            June 30,
                                                                            1995                1994
---------------------------------------------------------------------------------------------------------
Cash flow provided by operations per the Company's
     condensed consolidated statements of cash flows                        $338                $380
Capital expenditures                                                        (202)               (189)
Net interest after tax                                                        53                  57
Other                                                                         50                  44
---------------------------------------------------------------------------------------------------------
Total operational cash flow                                                 $239                $292
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

"Operational cash flow" of $239 million is consistent with the Company's objective to generate "operational cash flow" of $500 million in 1995.

The following table shows capital expenditures for each industry segment (unaudited):

---------------------------------------------------------------------------------------------------------
(in millions)                                                   Six months ended             Percent
                                                                        June 30,            Increase
                                                        1995                1994           (Decrease)
---------------------------------------------------------------------------------------------------------
Medical specialties                                     $126                $109                 16%
Medical/laboratory products and
    distribution                                          70                  76                 (8%)
General corporate                                          6                   4                 50%
---------------------------------------------------------------------------------------------------------
Total capital expenditures                              $202                $189                  7%
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

The 16% increase in the medical specialties segment is consistent with the Company's strategy to increase its investment in its higher growth businesses. Incremental capital investments are being made in the medical specialties segment for the expansion of manufacturing capacity for renal, cardiovascular and biotech products. The Company has made significant investments in recent years in its U.S. Distribution and manufacturing infrastructure. As a consequence of these investments and the diagnostics divestiture, the level of capital expenditures in the med/lab segment has declined as compared to 1994 levels.

The Company's current assets exceeded current liabilities by $1.6 billion at June 30, 1995 and December 31, 1994. Current assets include accounts receivable of $1.6 billion and inventories of $1.7 billion at June 30, 1995. These sources of liquidity are convertible into cash over a relatively short period of time and thus, will help the Company satisfy normal operating cash requirements.

The increase in long-term insurance receivables and litigation liabilities was primarily due to the special charge for litigation discussed earlier.

Proceeds from asset dispositions of $248 million in the first half of 1995 primarily relate to cash received from notes receivable related to the divestiture of the diagnostics manufacturing business and the sale of common stock in MediSense, Inc. These proceeds have been used for general operating requirements and to help fund the Company's stock repurchase program discussed below. The decrease in current maturities of long-term debt and lease obligations and corresponding increase in long-term debt and lease obligations primarily relate to the classification of commercial paper and short-term notes supported by the Company's new credit facility. As of June 30, 1995, the Company's net-debt-to-net-capital ratio was 39.7% as compared to 39.2% at December 31, 1994. These results are consistent with the goal of maintaining a net-debt-to-net-capital ratio of between 35-40%.

During the first quarter of 1995, the Company announced a two-year $500 million stock repurchase program. During the first six months of 1995, the Company has repurchased approximately $255 million (or approximately 7.7 million shares) of its common stock.

On April 26, 1995, the Company's debt rating of "A" by Duff & Phelps ("D&P") was reaffirmed. The Company continues to remain on Rating Watch--Down as developments will be monitored by D&P in product liability litigation and progress in restructuring initiatives. On March 23, 1995, Standard & Poor's reaffirmed its "A-" rating and changed its rating outlook to "stable" from "negative" citing the Company's reduction in leverage and improvement in operating margins.

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

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended June 30, 1995 has been performed by Price Waterhouse LLP, the Company's independent public accountants. Their report on the interim consolidated financial information follows. There have been no adjustments or disclosures proposed by Price Waterhouse LLP which have not been reflected in the interim consolidated financial information. Their report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                         REPORT OF INDEPENDENT ACCOUNTANTS

August 11, 1995

Board of Directors and Stockholders
Baxter International Inc.

We have reviewed the accompanying condensed consolidated balance sheet and the related consolidated statements of income and condensed consolidated statements of cash flows of Baxter International Inc. and its subsidiaries as of June 30, 1995 and for the three and six-month periods ended June 30, 1995 and 1994. This interim financial information is the responsibility of the company's management.

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

Yours very truly,

Price Waterhouse LLP

                           PART II.  OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

     As of June 30, 1995, the Company was a defendant, together with other defendants, in 6,343 lawsuits and had 1,756 pending claims from individuals, all of which seek damages for injuries allegedly caused by silicone mammary implants manufactured by the American Heyer-Schulte division of American Hospital Supply Corporation ("American"). The comparable number of cases and claims was 8,030 as of March 31, 1995. In the second quarter of 1995, 7 cases and claims were disposed of.

     The typical case or claim alleges that the individual's mammary implants caused one or more of a wide range of ailments, including non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sjogren's Syndrome, dermatomyositis, polymyositis, and chronic fatigue.

     In addition to the individual suits against the Company, a class action on behalf of all women with mammary implants filed against all manufacturers of such implants has been conditionally certified and is pending in the United States District Court for the Northern District of Alabama (DANTE, ET AL., V. DOW CORNING, ET AL., U.S.D.C., N. Dist., Ala., 92-2589; part of IN RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL 926, (U.S.D.C., N. Dist. Ala., CV 92-P-10000-S)(now held in abeyance pending settlement proceedings in LINDSEY, ET AL., V. DOW CORNING ET AL., U.S.D.C., N. Dist. Ala., CV 94-P-11558-S)). Another class action has been certified and is pending in state court in Louisiana (SPITZFADDEN, ET AL., V. DOW CORNING CORP., ET AL., Dist. Ct., Parish of Orleans, 92-2589). Baxter also has been named in three purported additional class actions, none of which is currently certified (BARCELLONA, ET AL., V. DOW CORNING, ET AL., U.S.D.C., Mich., 9300 72045 DT and MOSS, ET AL., V. DOW CORNING, ET AL., U.S.D.C., Minn., 92-P-10560-S, both of which have been transferred to and are part of IN RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL-926 for discovery purposes, and DOE, ET AL., V. INAMED CORPORATION, ET AL., Circuit Ct., Dade County, Fla., 92-07034.) A suit seeking class certification on behalf of all residents of the Province of Ontario, Canada, who received Heyer-Schulte implants was dismissed as to Baxter (BURKE, V. AMERICAN HEYER-SCHULTE, ET AL., Ontario Prov. Court, Gen. Div., 15981/93). That case currently is on appeal. Two other suits seeking class certification on behalf of all women in the Provinces of Ontario and Quebec, respectively, who received Heyer-Schulte mammary implants have been filed (BENNETT V. AMERICAN HEYER-SCHULTE, ET AL., Ontario Prov. Court, Gen. Div., 18169/94; PELLETIER V. BAXTER HEALTHCARE CORPORATION, ET AL., Quebec Prov. Court, Dist. of Montreal, 500-06-000005-955).

     Additionally, the Company has been served with a purported class action brought on behalf of children allegedly exposed to silicone in utero and through breast milk. (FEUER, ET AL., V. MCGHAN, ET AL., U.S.D.C., E. Dist. NY, 93-0146.) The suit names all mammary implant manufacturers as defendants and seeks to establish a medical monitoring fund.

     These implant cases and claims generally raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Many of the cases and

                                      -17-
claims are at very preliminary stages, and the Company has not been able to obtain information sufficient to evaluate each case and claim.

     There also are issues concerning which of the Company's insurers are responsible for covering each matter and the extent of the Company's claims for contribution against third parties. The Company believes that a substantial portion of the liability and defense costs related to mammary implant cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. Most of the Company's insurers have reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. The Company is engaged in active negotiations with its insurers concerning coverages and the settlement described below. Three of the Company's claims-made insurers have tendered the full amounts of their policies to the Company and a fourth has tendered the full amounts of its policy ratably as claims are paid. Additionally, the Company received certain funds in settlement of claims pending against a carrier in liquidation. The total amount tendered is $100 million.

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

     In 1994, representatives of the plaintiffs and certain defendants in these cases negotiated a global settlement of the issues under the jurisdiction of the Court in the LINDSEY V. DOW CORNING, ET AL. case. The monetary provisions of the settlement, providing compensation for all present and future plaintiffs and claimants through a series of specific funds and a disease compensation program involving scheduled medical conditions, were agreed upon by most of the significant defendants and representatives of the plaintiffs. The total of all of the specific funds and the disease compensation program, which would be paid-in and made available over approximately thirty years following final approval of the settlement by the courts, is $4.255 billion. The Company's share of this settlement has been established by the settlement negotiations at $556 million. Appeals have been filed challenging the global settlement.

     The time to file current claims against the fund ended on September 16, 1994. Since that date, the Court's claims administration office has been evaluating the current claims filed against the scheduled medical conditions.
If those claims exceed the funds available, the settlement agreement provides for reductions of the amounts payable for scheduled medical conditions (a "ratchet"), and for negotiations among the representatives of the plaintiffs and the settling defendants with respect to the shortfall in

                                      -18-
funding for current claims. The Court has indicated that it expects that there will be a substantial ratchet downward in the amounts payable, and this expectation has resulted in further negotiations among the parties, which are ongoing. The Court has set August 30, 1995, as the deadline for the parties to submit a statement of principles for a renegotiated agreement. If the parties do not reach agreement on a new statement of principles, the Court has indicated that, based on the Court's preliminary evaluations of the current claims, the Court will decide if a second notice to class members to opt-out of the settlement is warranted, or whether the settlement should go forward at all. If a second opt-out notice is sent, it will result in an opportunity for each settling defendant to withdraw from the settlement.

     The global settlement gave individual plaintiffs and claimants the opportunity to remove themselves from the settlement ("opt-out"). The initial opt-out period ended July 1, 1994. As of March 1995, approximately 11,360 individuals have opted out of the global settlement, of which approximately 2,960 allege claims against Baxter. Of the opt-outs who filed claims against Baxter, 1,883 represent U.S. claimants and 1,077 represent foreign claimants. The claims of 587 foreign claimants were dismissed during the second quarter of 1995, but some of those claims may be able to be refiled in the claimant's home countries. The number of opt-outs against Baxter will change as some claimants are found to not have valid claims against Baxter, and others are identified as having claims against Baxter. The Company believes that a substantial number of the suits filed in the second, third and fourth quarters of 1994 against Baxter will ultimately be dismissed because it will be determined that no Heyer-Schulte mammary implant is involved.

     On May 15, 1995, Dow Corning Corporation, one of the defendants in the breast implant cases declared bankruptcy and filed for protection under Chapter
11. IN RE DOW CORNING CORPORATION, U.S.D.C., E.D. Mich. 95-20512, 95CV72397-DT. ("Dow Corning Bankruptcy"). The full impact of these proceedings on the global settlement is unclear. As a result of the Dow Corning bankruptcy, Baxter was able to remove a substantial number of opt-out claims from state to federal
courts.   As of June 30, 1995, Baxter had removed the claims of 2,361 individuals and has moved to transfer all of those cases to the federal district court in Michigan in which the Dow Corning bankruptcy is pending. The court has not ruled on that motion.

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

     Upon resolution of any of the uncertainties concerning these cases, the Company will ultimately incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the Company's net income in the

                                      -19-
period in which it is recorded, management believes that any outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position.

     As of June 30, 1995, the Company was a defendant, together with other defendants, in 334 lawsuits, and had 14 pending claims in the United States, Canada, Ireland, Italy and Japan, involving individuals who have hemophilia, or their representatives. Those cases and the claim seek damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII and IX derived from human blood plasma processed and sold by the Company.

     The typical case or claim alleges that the individual with hemophilia was infected with HIV by infusing Factor VIII or Factor IX concentrates ("Factor Concentrates") containing HIV.

     All Federal Court Factor Concentrate cases have been transferred to the U.S.D.C. for the Northern District of Illinois for case management under Multi District Litigation (MDL) rules. In addition to the individual suits against the Company, a purported class action was filed on September 30, 1993, on behalf of all U.S. residents with hemophilia (and their families) who were treated with Factor Concentrates and who allegedly are infected with HIV as a result of the use of such Factor Concentrates. This lawsuit was filed in the United States District Court for the Northern District of Illinois (WADLEIGH, ET AL., V. RHONE-POULENC RORER, ET AL., U.S.D.C., N. Dist., Ill. 93C 5969). On November 3, 1994, the court certified the class only for the purpose of determining whether the defendants' actions were negligent. The defendants in this case filed a petition for a Writ of Mandamus with the 7th Circuit Court of Appeals seeking an order directing the district court judge to vacate that certification. On March 16, 1995, the Court of Appeals granted the petition and stated that it would issue a Writ of Mandamus directing the District Court to vacate its certification. On April 28, 1995, the Court of Appeals denied the plaintiffs request for a rehearing EN BANC, but has stayed enforcement of the writ pending a petition for certiorari by the plaintiffs to the U.S. Supreme Court. Baxter has also been named in three other purported class actions, none of which have been certified and all of which have been transferred to the MDL for discovery purposes. The Company denies these allegations.

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

     The Company believes that a substantial portion of the liability and defense costs related to anti-hemophilic Factor Concentrate cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. Most of the Company's insurers have reserved their rights (i.e., neither admitted nor denied coverage), and may attempt to reserve in the

                                      -20-
future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach.

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

     Zurich Insurance Co., one of the Company's comprehensive general liability insurance carriers has filed a suit in Illinois, against the Company seeking a declaratory judgment that the policies it had issued do not cover the losses that the Company has notified it of for a number of reasons, including that Factor Concentrates are products, not services, and are, therefore, excluded from the policy coverage, and that the Company has failed to comply with various obligations of notice, and the like under the policies.

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

     On June 29, 1995, the German parliament approved the creation of a pension fund for approximately 1,900 individuals, and their families, who contracted HIV from blood and blood products in the early 1980's. The fund of approximately $180 million will be established by contibutions from the German federal and state governments, the German Red Cross and fractionators who sold Factor Concentrate during the relevant period of time. The Company has agreed to contribute approximately $12 million over a four year period of time. Claims against the Federal Republic of Germany, the German Red Cross and fractionators contributing to the fund are, by law, extinguished.

     In the fourth quarter of 1993, the Company accrued $131 million for its estimated worldwide liability for litigation and settlement expenses involving anti-hemophilic Factor Concentrate cases, and recorded a receivable for insurance coverage of $83 million, resulting in a net charge of $48 million. The expense associated with the German settlement is covered by this accrual.

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

     As of June 30, 1995, the Company had received reports of Hepatitis C transmission from 307 patients. The exact cause for these reports has not been determined; however, many of the reports have been associated with Gammagard injection produced from plasma which was screened for antibodies to the Hepatitis C virus through second generation testing. The number of patients receiving Gammagard IGIV produced from the second-generation screened plasma is not yet known, nor is the number of patients claiming exposure to Hepatitis C known.

     As of June 30, 1995, 56 suits resulting from this incident have been served on the Company. Six suits have been filed as purported class actions, LOWE V. BAXTER, U.S.D.C., W.D. KY, C94-0125; MOCK V. BAXTER, ET AL., U.S.D.C., ID, CIV-94-0524-S-LMV; FAYNE V. BAXTER, U.S.D.C., S.D., NY, 95CIV1129, GUTTERMAN V. BAXTER, U.S.D.C., S.D., IL, 95-198-WDS, GEARY V. BAXTER, U.S.D.C., W.D., PA, 95 0457, and KELLEY V. BAXTER, U.S.D.C., M.D., NC, 6:95CV00178. The suits allege infection with the Hepatitis C virus from the use of Gammagard. On June 9, 1995, the judicial panel on multi-district litigation ordered all federal cases involving Gammagard to be transferred to the Central District of California for coordinated pretrial proceedings before Judge Manuel L. Real, MDL docket no. 1060. Of the 56 pending suits, 38 are filed in federal court (including the 6 class actions), and all are expected to be transferred to Judge Real. The Company is defending these cases.

     At this time the Company cannot estimate its level of exposure to claims or lawsuits stemming from the market withdrawal. The Company does not, however, at this time expect the exposure to have a material adverse effect on the Company's operations or its consolidated financial condition.

     Baxter Healthcare Corporation ("BHC") was one of ten defendants named in a purported class action filed in August 1993, on behalf of all medical and dental personnel in the state of California who suffered allergic reactions to natural rubber latex gloves and other protective equipment or who have been exposed to natural rubber latex products. (KENNEDY, ET AL., V. BAXTER HEALTHCARE CORPORATION, ET AL., Sup. Ct., Sacramento Co., Cal., #535632). The case alleges that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted defendants' demurrer to the class action allegations. This is currently on appeal. In April 1994, a similar purported class action, GREEN, ET AL. V. BAXTER HEALTHCARE

                                      -22-
CORPORATION, ET AL., (Cir. Ct., Milwaukee Co., WI, 94CV004977) was filed against Baxter and three other defendants. The class action allegations have been withdrawn, but additional plaintiffs added individual claims. The Company will vigorously defend against these actions. Management believes that the outcome of these matters will not have a material adverse effect on the Company's results of operations or consolidated financial position.

     A purported class action has been filed against the Company, Caremark International, Inc. ("Caremark"), C.A. (Lance) Piccolo, James G. Connelly and Thomas W. Hodson (all current officers of Caremark) alleging securities law disclosure violations in connection with the November 30, 1992, spin-off of Caremark in the Registration and Information Statement ("Registration Statement") and subsequent SEC filings submitted by Caremark (ISQUITH V. CAREMARK INTERNATIONAL, INC., ET AL., U.S.D.C., N. Dist. Ill., 94C 5534). The plaintiffs allege, among other things, that the Registration Statement and subsequent SEC filings contained false and misleading statements regarding the scope of the Office of Inspector General for the Department of Health and Human Services' investigation of Caremark's business and Medicare/Medicaid patient-referral practices. The Company has responded to the complaint and is vigorously defending this action. Management believes that the outcome of this matter will not have a material adverse effect on the Company's results of operations or consolidated financial position.

     As of June 30, 1995, the Company has been named as a potentially responsible party for cleanup costs at 18 hazardous waste sites. The Company was a significant contributor to waste disposed of at only one of these sites, the Thermo-Chem site in Muskegon, Michigan. The Company expects that the total cleanup costs for this site will be between $44 million and $65 million, of which the Company's share will be approximately $5 million. This amount, net of payments of approximately $1 million, has been accrued and is reflected in the Company's financial statements.

     In all of the other sites, the Company was a minor contributor and does not have information on the total cleanup costs. The Company has, however, in most of these cases been advised by the potentially responsible party of its roughly estimated exposure at these sites. Those estimated exposures total approximately $7 million. This amount has been accrued and reflected in the Company's financial statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1995 annual meeting of stockholders was held on May 8, 1995 for the purpose of electing directors, approving the appointment of auditors, and voting on the proposals listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was
no solicitation in opposition to management's solicitation.   All of
management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                Number of Votes
                            ----------------------------------------------------
                              In favor                      Abstained/Withheld
                             -----------                    --------------------
Mary Johnston Evans          236,929,961                               1,375,172
Frank R. Frame               236,845,126                               1,460,007
William B. Graham            236,502,576                               1,802,617
Arnold J. Levine             236,749,417                               1,555,716
Monroe E. Trout              236,985,576                               1,319,557

The results of other matters voted upon at the annual meeting are as follows:

                                                                      Number of Votes
                                             -------------------------------------------------------
                                                  In favor           Against             Abstained
                                              --------------     ---------------      --------------
Approval of Price Waterhouse LLP
as independent accountants for
the Company for 1995.                            237,355,706             533,670             415,707

Approval of the issuance of
10,000,000 additional shares of
the Company's common stock for
sale under the Company's
Employee Stock Purchase Plan.                    222,250,606          14,348,578           1,705,899

Defeat of the stockholder proposal
relating to cumulative voting in the
election of directors.                            74,219,235         124,374,500          18,246,927

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits  thereto.

     (b)  Report on Form 8-K

          A current report on Form 8-K was filed on May 30, 1995 disclosing a press release which announced the Company's agreement, subject to customary regulatory approvals, to divest its Industrial and Life Sciences Division to VWR Corporation for approximately $400 million in cash.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Baxter International Inc.
                                        -------------------------
                                             (Registrant)

Date:  August 11, 1995             By:  /s/Harry M. Jansen Kraemer, Jr.
                                        -------------------------------
                                        Harry M. Jansen Kraemer, Jr.
                                        Senior Vice President and
                                        Chief Financial Officer

     Number         Description of Exhibit             Page Number
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