Form 10-Q
period 1995-09-30
BAXTER INTERNATIONAL INC
filed 1995-11-13
CIK 10456

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q


      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    -----      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

               TRANSITION REPORT PURSUANT TO SECTION 13
    -----      OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                    (708) 948-2000
                                    --------------
                          (Registrant's telephone number,
                                including area code)

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

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of October 31, 1995, the latest practicable date, was 271,492,595 shares.

               PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Baxter International Inc. and Subsidiaries
       Consolidated Statements of Income (Unaudited)
            (in millions, except per share data)
--------------------------------------------------------------------------------


                                            Three months ended     Nine months ended
                                                  September 30,        September 30,


                                              1995        1994        1995      1994

Operations
   Net sales                                $2,456      $2,315      $7,239    $6,824

   Costs and expenses
      Cost of goods sold                     1,637       1,494       4,826     4,431
      Marketing and administrative expenses    451         468       1,321     1,367
      Research and development expenses        100          88         262       248
      Divestitures and restructuring, net      (90)          2        (149)      (27)
      Special charge for litigation             56           0          96         0
      Interest, net                             47          47         135       143
      Goodwill amortization                     16          16          49        50
      Other (income) expense                     8          (2)         39        47
-------------------------------------------------------------------------------------
   Total costs and expenses                  2,225       2,113       6,579      6,259
-------------------------------------------------------------------------------------
   Income before income taxes                  231         202         660        565

   Income tax expense                           68          53         187        141
-------------------------------------------------------------------------------------
   Net Income                                 $163        $149        $473       $424
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

   Earnings per common share                 $0.59       $0.53       $1.70      $1.52
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
   Average number of common
    shares outstanding                         275         283         278        279
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

               Baxter International Inc. and Subsidiaries
                 Condensed Consolidated Balance Sheets
                              (in millions)
-------------------------------------------------------------------------------


                                      September 30,                December 31,
                                               1995                        1994
                                        (Unaudited)

Current assets   Cash and equivalents          $468                        $471
                 Accounts receivable          1,464                       1,543
                 Notes and other current
                  receivables                   225                         373
                 Inventories                  1,653                       1,537
                 Short-term deferred
                  income taxes                  326                         271
                 Prepaid expenses               168                         145
                 --------------------------------------------------------------
                 Total current assets         4,304                       4,340
-------------------------------------------------------------------------------

Property,        At cost                      4,589                       4,431
plant and        Accumulated depreciation
equipment         and amortization           (2,065)                     (1,869)
                 --------------------------------------------------------------
                 Net property, plant
                  and equipment               2,524                       2,562
-------------------------------------------------------------------------------

Other assets     Goodwill and other
                  intangibles                 2,218                       2,290
                 Insurance receivables          870                         446
                 Other                          360                         364
                 --------------------------------------------------------------
                 Total other assets           3,448                       3,100
-------------------------------------------------------------------------------
Total assets                                $10,276                     $10,002
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Current
liabilities      Notes payable to banks         $96                        $131
                 Current maturities of
                  long-term debt and
                  lease obligations             163                         400
                 Accounts payable and
                  accrued liabilities         2,018                       1,834
                 Income taxes payable           520                         401
                 --------------------------------------------------------------
                 Total current liabilities    2,797                       2,766
-------------------------------------------------------------------------------
Long-term debt and lease obligations          2,358                       2,341
-------------------------------------------------------------------------------
Long-term deferred income taxes                 158                         167
-------------------------------------------------------------------------------
Long-term litigation liabilities                948                         458
-------------------------------------------------------------------------------
Other non-current liabilities                   463                         550
-------------------------------------------------------------------------------
Stockholders'    Common stock, $1 par value,
equity            authorized 350,000,000
                  shares, issued 287,701,247
                  shares in 1995 and 1994       288                         288
                 Additional contributed
                  capital                     1,830                       1,810
                 Retained earnings            2,006                       1,762
                 Common stock in treasury,
                  at cost, 16,500,377 shares
                  in 1995 and 5,391,092
                  shares in 1994               (563)                      (135)
                 Cumulative foreign currency
                  adjustment                     (9)                        (5)
                 --------------------------------------------------------------
                 Total stockholders' equity   3,552                       3,720
-------------------------------------------------------------------------------
Total liabilities and stockholders' equity   10,276                     $10,002
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

               Baxter International Inc. and Subsidiaries
      Condensed Consolidated Statements of Cash Flows (Unaudited)
                               (in millions)


                                                            Nine months ended September 30,
                                                              1995                     1994

(Brackets denote cash outflows)

Cash flow provided    Income from continuing operations       $473                     $424
by continuing         Adjustments
operations             Depreciation and amortization           377                      390
                       Deferred income taxes                   (72)                      31
                       Gain on asset dispositions             (328)                     (28)
                       Purchased research and development       18                        0
                       Restructuring and special charge
                        for litigation                         275                        0
                       Other                                    11                       16

                      Changes in balance sheet items
                       Accounts receivable                      13                       97
                       Inventories                            (124)                      31
                       Accounts payable and other
                        current liabilities                     64                     (125)
                       Restructuring program payments          (73)                     (74)
                       Other                                   (26)                      40
                       --------------------------------------------------------------------
                      Cash flow provided by continuing
                       operations                              608                      802
-------------------------------------------------------------------------------------------
Investment            Capital expenditures                    (315)                    (301)
transactions          Acquisitions (net of cash received)
                       and investments in affiliates           (33)                     (48)
                      Proceeds from asset dispositions         650                       86
                      ---------------------------------------------------------------------
                      Investment transactions, net             302                     (263)
-------------------------------------------------------------------------------------------
Financing             Issuances of debt and lease
transactions           obligations                             933                    1,524
                      Redemption of debt and lease
                       obligations                            (623)                  (1,677)
                      Increase (decrease) in debt with
                       maturities of three months or
                       less, net                              (586)                    (473)
                      Stock issued under Shared
                       Investment Plan                           0                      121
                      Stock issued under employee
                       benefit plans                            83                       42
                      Common stock dividends                  (228)                    (213)
                      Purchase of treasury stock              (500)                       0
                      ---------------------------------------------------------------------
                      Financing transactions, net             (921)                    (676)
-------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash
 and equivalents                                                 8                        7
-------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                (3)                    (130)
Cash and equivalents at beginning of period                    471                      479
-------------------------------------------------------------------------------------------
Cash and equivalents at end of period                         $468                     $349
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                 Baxter International Inc. and Subsidiaries
           Notes to Consolidated Financial Statements (Unaudited)

Financial information
---------------------

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

Certain amounts in prior year income statements have been reclassified to conform to current year presentation.

Inventories
-----------

Inventories consisted of the following (in millions):



                              September 30,   December 31,
                                       1995           1994
                                (Unaudited)

             Raw materials           $  235         $  219
             Work in process            209            191
             Finished products        1,209          1,127
                                      -----          -----
                 Total inventories   $1,653         $1,537
                                      -----          -----
                                      -----          -----


Stock repurchase program
------------------------

In February 1995 the Company announced a two-year $500 million stock repurchase program. As of September 30, 1995, the Company had completed this program by repurchasing $500 million (or approximately 14 million shares) of its common stock.

Acquisitions and divestitures
-----------------------------

On September 15, 1995, Baxter divested its Industrial and Life Sciences Division to VWR Corporation for approximately $400 million in cash and $29 million in deferred payments, resulting in a net pretax gain of $268 million. As part of the divestiture, Baxter will continue to supply its self-manufactured products and supplies sold in non-health-care markets to VWR Corporation under a long-term distribution agreement.

On September 29, 1995, Baxter acquired the remaining 30 percent of the Nextran venture that it did not previously own. The acquisition was accounted for as a purchased research and development. The pretax charge to third quarter earnings for this acquisition was $18 million and is reflected in the statement of income as research and development expense.

Restructuring charges
---------------------

In November 1993, the Company announced that its board of directors approved a series of strategic actions to improve shareholder value, to extend positions of leadership in high-growth health-care markets and to reduce costs. These actions were designed to make the Company's domestic medical/laboratory products and distribution segment more efficient and more responsive in addressing the changes occurring in the U.S. health-care system and accelerate growth of its medical specialties businesses worldwide. In November 1993, the Company recorded a $700 million pretax provision to cover costs associated with these restructuring initiatives.

As part of the restructuring, the Company announced its intent to divest its diagnostics manufacturing businesses and established a valuation allowance as a component of the 1993 restructuring charge. In December 1994, subject to certain settlement provisions, the company completed the divestiture of these businesses and received net proceeds of approximately $244 million in cash and $40 million in face value of preferred stock. Throughout 1995, the Company engaged in active discussions with the buyer related to interpretations of and responsibility relative to the settlement provisions contained in the purchase and sale and related agreements. The divestiture was also significantly complicated by a dispute between the diagnostics manufacturing businesses and one of its major suppliers, which ultimately led to a lower than expected final valuation of the business. This dispute has been settled. In the third quarter of 1995, settlement negotiations were completed with the buyer of the diagnostics businesses and adjustments to the purchase price were finalized along with a revision of cost estimates to complete the divestiture. This resulted in an additional restructuring charge of approximately $76 million, including non-cash valuation adjustments of $15 million.

The following table summarizes the Company's 1993 restructuring reserves as of December 31, 1994 and September 30, 1995:



-------------------------------------------------------------------------------
                                             Divestitures
                                Employee-       and asset      Other
                            related costs     write-downs      costs      Total
-------------------------------------------------------------------------------

Total restructuring charge           $295            $289        $116      $700
Utilization:
 Cash                                 (58)             --         (66)     (124)
 Non-cash                              --            (206)         --      (206)
-------------------------------------------------------------------------------
December 31, 1994 balance             237              83          50       370
-------------------------------------------------------------------------------

Adjustment to reserve                  --              76          --        76
Utilization:
 Cash                                 (33)            (38)        (27)      (98)
 Non-cash                              --             (30)         --       (30)

-------------------------------------------------------------------------------
September 30, 1995 balance           $204             $91         $23      $318
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


The Company recently completed a global study of its manufacturing capacity. As a result of the study, management approved a plan to consolidate the Company's manufacturing operations in Puerto Rico in order to eliminate excess capacity and reduce manufacturing costs. To effect this plan, management recorded a restructuring charge of $93 million in the third quarter of 1995. The charge is predominantly comprised of the estimated costs to close the Company's intravenous solutions plant and warehouse in Carolina, Puerto Rico. Production and warehousing will be transferred and consolidated into other facilities in Puerto Rico and the United States. Implementation of the plan is underway and completion is anticipated by the end of 1997. Employee related costs consist primarily of severance for the approximately 1,450 positions that will be eliminated in connection with the approved plan.

In addition to the consolidation of the Company's manufacturing operations in Puerto Rico, the Company has initiated plans for other organizational structure changes which have resulted in a provision for employee severance in the amount of $10 million.

The following table summarizes the components of these charges:



-------------------------------------------------------------------------------
                                    Employee-         Asset     Other
                                related costs   write-downs     costs     Total
-------------------------------------------------------------------------------

Puerto Rico facility consolidations      $17           $67         $9       $93
Organizational changes                    10             0          0        10
-------------------------------------------------------------------------------
September 30, 1995 balance               $27           $67         $9      $103
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Special charge for litigation and legal proceedings
---------------------------------------------------

The number of opt-outs for the mammary implant global settlement against Baxter was reduced by plaintiffs who chose to rescind their opt-out notices, a right which ended on March 1, 1995. Based on its continuing evaluation of the remaining opt-outs, the Company accrued an additional $298 million for its estimated liability to litigate and/or settle cases and claims involving opt-outs, and recorded an additional receivable for estimated insurance recovery of $258 million, resulting in an additional net charge of $40 million in the first quarter of 1995.

In the third quarter of 1995, significant developments occurred, primarily in the United States, Europe and Japan, relative to claims and litigation pertaining to the Company's plasma based therapies, including Factor Concentrates. After analyzing circumstances in light of recent developments and considering various factors and issues unique to each geography, the Company has revised its estimated exposure from the $131 million previously recorded for Factor Concentrates to $378 million for all plasma based therapies. Related estimated insurance recoveries were revised from $83 million for Factor Concentrates to $274 million for all plasma based therapies. This resulted in a net charge of $56 million in the third quarter of 1995.

Please refer to "Part II - Item 1. Legal Proceedings" of this document for the status of cases and claims from individuals seeking damages for injuries allegedly caused by silicone mammary implants manufactured by a division of American Hospital Supply Corporation. That section also discusses the status of lawsuits and claims involving the Company's plasma based therapies and updates the status of other legal proceedings involving the Company.

Credit facilities and interest expense
--------------------------------------

On June 27, 1995, the Company received confirmation that an amendment to combine and increase its current $1.4 billion revolving credit facilities with a new $1.5 billion facility with substantially similar covenants had been accepted by the participating banks. This revolving credit facility, which is effective for five years beginning July 11, 1995, is principally used to support commercial paper and short-term note borrowings. At September 30, 1995 and December 31, 1994, commercial paper and certain short-term notes together totaling $1,003 and $954 million, respectively, have been classified with long-term debt as they are supported by long-term credit facilities and will continue to be refinanced.

Net interest expense consisted of the following (unaudited):



-------------------------------------------------------------------------------
(in millions)                 Three months ended        Nine months ended
                                   September 30,            September 30,
                                   1995     1994           1995      1994
-------------------------------------------------------------------------------

Interest expense                    $55      $57           $159      $177
Interest income                      (8)     (10)           (24)      (34)
-------------------------------------------------------------------------------
Interest, net                       $47      $47           $135      $143
-------------------------------------------------------------------------------


Item. 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The Company's 1994 Annual Report to Stockholders ("ARS") contains management's discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 1994. In the ARS, management outlined its key financial objectives in 1995. These objectives and the results achieved through September 30, 1995 are summarized as follows:



-------------------------------------------------------------------------------
     FULL YEAR 1995 OBJECTIVES                 THIRD-QUARTER RESULTS
     -------------------------                 ---------------------
--------------------------------------------------------------------------------
-  Generate $500 million in "operational -  The Company generated "operational
   cash flow" in 1995.                      cash flow" of $429 million in the
                                            nine months ended September 30, 1995.
---------------------------------------------------------------------------------
-  Achieve net income growth in the      -  The Company's net income growth was
   high single digits.                      9.4% for the third quarter of 1995
                                            and 11.6% for the nine-month period.
---------------------------------------------------------------------------------
-  Reduce marketing and administrative   -  The Company's marketing and
   expenses as a percent of sales from      administrative expenses as a percent
   19.9% in 1994 to 18% in 1995             of sales were 18.2% for the nine
                                            months ended September 30, 1995.
---------------------------------------------------------------------------------
-  Maintain net-debt-to-net-capital      -  The Company's net-debt-to-net-capital
   ratio between 35-40%.                    ratio was 37.7% at September 30,
                                            1995.
---------------------------------------------------------------------------------
-  Repurchase $500 million of Baxter     -  The Company completed its
   stock over the next 2 years as           $500 million stock repurchase
   authorized by the Board of Directors     program during the first nine months
   in February 1995.                        of 1995.
---------------------------------------------------------------------------------



The following discussion and analysis describes management's progress toward the above objectives and material changes in the Company's financial condition since December 31, 1994. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results compares the three months and nine months ended September 30, 1995 with the corresponding periods of 1994.

Results of operations
---------------------

The following table shows net sales trends for each industry segment (unaudited):



---------------------------------------------------------------------------------------------------
(in millions)                 Three months ended                 Nine months ended
                                   September 30,    Percent          September 30,     Percent
                                   1995     1994   Increase        1995       1994    Increase
---------------------------------------------------------------------------------------------------

Medical specialties              $1,034     $901        15%       $2,994    $2,586          16%
Medical/laboratory products
 and distribution                 1,422    1,414         1%        4,245     4,238           0%
---------------------------------------------------------------------------------------------------
Total net sales                  $2,456   $2,315         6%       $7,239    $6,824           6%
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

The Company's net sales increased 6% for the three-month and nine-month periods ended September 30, 1995 over the comparable periods in 1994. Excluding the effects of favorable foreign exchange rates, the divestiture of the diagnostics manufacturing businesses (primarily foreign) which occurred December 19, 1994 and the divestiture of the Industrial and Life Sciences Division (primarily domestic) which occurred September 15, 1995, growth in net sales was approximately 9% and 8% for the three-month and nine-month periods, respectively. This increase in net sales was primarily the result of growth in the medical specialties segment.

Domestic sales for the third quarter of 1995 were approximately $1.7 billion, an increase of 5% over the comparable period in 1994. Domestic sales for the nine months ended September 30, 1995 were approximately $5.2 billion, an increase of 6% over the comparable period in the prior year. Excluding the effects of the diagnostics manufacturing and Industrial divestitures, domestic sales increased 8% and 7% for the quarter and nine months ended September 30, 1995, respectively. International sales increased 8% to $712 million in the third quarter and 6% to $2.0 billion for the nine-month period, both over the comparable periods in 1994. International sales growth was approximately 12% and 11% for the three and nine months ended September 30, 1995, respectively, excluding the effects of foreign exchange rates and the diagnostics manufacturing divestiture discussed above.

Excluding the impact of favorable foreign exchange rates, net sales in the medical specialties segment increased 11% for the three and nine months ended September 30, 1995. The increase in net sales is attributable to higher sales volume in all the divisions comprising the Company's medical specialties segment. For the third quarter of 1995, domestic and foreign sales for the segment (excluding the effects of favorable foreign exchange rates) grew at 6% and 14%, respectively. For the nine-month period, the growth rates were 11% and 12%, respectively.

Net sales in the medical/laboratory products and distribution ("med/lab") segment were generally flat for the three-month and nine-month periods ended September 30, 1995 as compared to the same periods in 1994, and reflect the loss of sales related to the divestitures of the diagnostics manufacturing businesses and the Industrial and Life Sciences Division. The Company will continue to experience low sales growth in the med/lab segment in 1995 and 1996 due to the loss of sales related to these divestitures. Excluding the diagnostics manufacturing and industrial divestitures, net sales growth in the segment was 7% and 6% for the three-month and nine-month periods.

The following table gives key ratios of certain income statement items (as a percent of sales):


--------------------------------------------------------------------------------

                     Three months ended              Nine months ended
                          September 30,                  September 30,
                            1995   1994    Decrease        1995   1994  Decrease
--------------------------------------------------------------------------------
 Gross profit margin        33.3%  35.5%    2.2 pts       33.3%  35.1%  1.8 pts
 Marketing and
  administrative expenses   18.4%  20.2%    1.8 pts       18.2%  20.0%  1.8 pts

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


The decline in gross profit margin for both the three and nine months ended September 30, 1995 is primarily attributable to the diagnostics manufacturing divestiture discussed above. As part of the divestiture, Baxter retained distribution rights for the diagnostics products in the U.S. but does not distribute products internationally. This has resulted in an overall lower gross profit margin for the Company.

Management's overall objective is to decrease marketing and administrative expenses as a percent of sales to 18% by the end of 1995. This objective anticipated a decline in marketing and administrative expenses for the three and nine months ended September 30, 1995, due to the diagnostics divestiture and initiatives implemented in connection with the 1993 restructuring and downsizing programs. The actual decreases in marketing and administrative expenses are consistent with these expectations. Overall, savings in marketing and administrative expenses for the Company completely offset margin erosion for the nine months ended September 30, 1995.

The following table shows research and development expenses for each industry segment (unaudited):


---------------------------------------------------------------------------------------------------
(in millions)               Three months ended     Percent    Nine months ended       Percent
                                 September 30,    Increase        September 30,      Increase
                              1995        1994   (Decrease)    1995        1994     (Decrease)
---------------------------------------------------------------------------------------------------

Medical specialties
 Recurring expenses            $69         $66           5%    $203        $185           10%
 Purchased research
  and development               18           0                   18           0
---------------------------------------------------------------------------------------------------
Total medical specialties       87          66          32%     221         185           19%

---------------------------------------------------------------------------------------------------
Medical/laboratory products
 and distribution               13          22         (41%)     41          63          (35%)

---------------------------------------------------------------------------------------------------
Total research and
 development expenses         $100         $88          14%    $262        $248            6%
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

The increase in recurring research and development expenses in medical specialties reflects the Company's continued emphasis on strategic initiatives such as renal therapy and transplantation, immunotherapy, gene therapy and Blood Substitutes. Purchased research and development in medical specialties reflects the Company's acquisition of an additional 30% of Nextran discussed in the "Acquisition and Divestitures" footnote to the financial statements. The decline in research and development expense in med/lab is primarily the result of the divestiture of the diagnostics manufacturing businesses. Excluding the effect of the diagnostics divestiture, research and development expenses in med/lab would have increased 2% and 10% for the three and nine months ended September 30, 1995. These increases are primarily the result of new product development related to the surgical gloves and intravenous solutions product lines.

 The following table shows net divestiture and restructuring
(income) expense for each industry segment (unaudited):



-------------------------------------------------------------------------------
(in millions)              Three months ended       Nine months ended
                                September 30,           September 30,
                                1995     1994           1995     1994
-------------------------------------------------------------------------------
Medical specialties               $0       $0            $(2)      $1
Medical/laboratory products
 and distribution                (89)       8            (86)      (1)
General corporate and other       (1)      (6)           (61)     (27)
-------------------------------------------------------------------------------
Total divestitures and
 restructuring, net             $(90)      $2          $(149)    $(27)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Net divestitures and restructuring for med/lab for the quarter and nine-month period ended September 30, 1995, consists of the $268 million gain from the sale of the Industrial and Life Sciences division offset by restructuring charges amounting to $179 million. The restructuring charges included a $76 million charge to adjust reserves previously recorded for the divestiture of the diagnostics manufacturing businesses and $103 million for facility consolidations in Puerto Rico and other organizational changes. See the "Acquisitions and divestitures" and "Restructuring charges" footnotes to the financial statements for additional information relating to the divestiture of the Industrial and Life Sciences division and the restructuring charges.

The increase in net divestitures and restructuring in the general corporate and other component for the nine months ended September 30, 1995 as compared to the same period in the prior year, is primarily attributable to a higher level of net pretax gains associated with the disposal of investments, including the disposal of the Company's remaining investment in MediSense, Inc.

The number of opt-outs for the mammary-implant global settlement against Baxter was reduced by plaintiffs who chose to rescind their opt-out notices, a right which ended on March 1, 1995. Based on its continuing evaluation of the remaining opt-outs, the Company accrued an additional $298 million for its estimated liability to litigate and/or settle cases and claims involving opt-outs, and recorded an additional receivable for estimated insurance recovery of $258 million, resulting in an additional net charge of $40 million in the first quarter of 1995.

Additionally, in the third quarter of 1995, significant developments occurred, primarily in the United States, Europe and Japan, relative to claims and litigation pertaining to the Company's plasma based therapies, including Factor Concentrates. After analyzing circumstances in light of recent developments and considering various factors and issues unique to each geography, the Company has revised its estimated exposure from the $131 million previously recorded for Factor Concentrates to $378 million for all plasma based therapies. Related estimated insurance recoveries were revised from $83 million for Factor Concentrates to $274 million for all plasma based therapies. This resulted in a net charge of $56 million in the third quarter of 1995. See "Part II - Item 1. Legal Proceedings" for further information.

Both interest expense and interest income declined for the three-month and nine-month periods ended September 30, 1995 over the comparable periods in 1994 as a result of lower debt and investment levels, partially offset by increases in average rates.

The following table shows income before income taxes for the medical specialties segment (unaudited):



---------------------------------------------------------------------------------------------------
(in millions)         Three months ended       Percent     Nine months ended       Percent
                           September 30,      Increase         September 30,      Increase
                          1995      1994     (Decrease)        1995     1994     (Decrease)
---------------------------------------------------------------------------------------------------

Medical specialties
  Pretax income before
   special charges        $196      $168            17%        $553     $445            24%
  Purchased research
   and development         (18)        0                        (18)       0
  Divestitures and
   restructuring, net        0         0                          2       (1)
  Special charge for
   litigation              (56)        0                        (56)       0
---------------------------------------------------------------------------------------------------
Total medical
 specialties              $122      $168           (27%)        $481    $444             8%
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

The increase in pretax income before special charges for the medical specialties segment in the three-month and nine-month periods in 1995 over the comparable periods in 1994 is a result of increased sales and favorable foreign currency rates in 1995. Additionally, the 1994 results for the nine-month period were adversely impacted by the voluntary market withdrawal of Gammagard-Registered Trademark- IGIV, an immune globulin intravenous product, which occurred in February 1994. A new product, Gammagard-Registered Trademark-S/D was introduced in the second quarter of 1994, but had little impact on reported results until the third quarter of 1994. Therefore, pretax income before special charges for the nine-month period increased 24% compared to 17% for the quarter.

The following table shows income before income taxes for the medical/laboratory products and distribution segment (unaudited):



---------------------------------------------------------------------------------------------------
(in millions)              Three months ended      Percent      Nine months ended       Percent
                                September 30,     Increase          September 30,      Increase
                               1995      1994    (Decrease)       1995       1994     (Decrease)
---------------------------------------------------------------------------------------------------
Medical/laboratory products
 and distribution
  Pretax income before
   special charge               $98      $114          (14%)      $304       $339          (10%)
  Divestitures and
   restructuring, net            89        (8)                      86          1
---------------------------------------------------------------------------------------------------
Total medical/laboratory
 products and distribution     $187      $106           76%       $390       $340           15%
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

Pretax income before special charge for the med/lab segment decreased in the three-month and nine-month periods of 1995 as compared to the same periods in 1994 as a result of the sales loss and margin erosion related to the diagnostics and industrial divestitures. Excluding the effects of foreign exchange and the diagnostics and industrial divestitures, pretax income before special charge decreased by 3% for the quarter and nine months ended September 30, 1995. This decrease is the result of higher sales growth in the Company's distributed products (which generate lower gross margins) than in the Company's higher-margin self-manufactured products, and pricing pressures.

The following table shows (expense) income before income taxes for general corporate and other (unaudited):



---------------------------------------------------------------------------------------------------
(in millions)              Three months ended      Percent      Nine months ended       Percent
                                September 30,     Increase          September 30,      Increase
                               1995      1994    (Decrease)       1995       1994     (Decrease)
---------------------------------------------------------------------------------------------------

General corporate and other
  General corporate expenses   $(32)     $(31)         (3%)        (97)      (103)            6%
  Divestitures and
   restructuring, net             1         6                       61         27
  Special charge for litigation   0         0                      (40)         0
---------------------------------------------------------------------------------------------------
Total general corporate
 and other                      (31)      (25)        (24%)        (76)       (76)            0%
---------------------------------------------------------------------------------------------------
Interest, net                   (47)      (47)          0%        (135)      (143)            6%
---------------------------------------------------------------------------------------------------
Total general corporate and
 other and interest, net       $(78)     $(72)         (8%)      $(211)     $(219)            4%
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

The decrease in general corporate expenses for the nine months ended September 30, 1995 is primarily the result of expense reductions related to the Company's 1993 restructuring program discussed below.

The effective income tax rate was 29.4% and 28.3% for the three and nine months ended September 30, 1995, respectively, compared to 26.2% and 25.0% for the similar periods in 1994. These increases are primarily due to a larger portion of the Company's earnings generated in higher tax jurisdictions, shifts in the portions of income earned in the U.S. and Puerto Rico due to the diagnostics manufacturing divestiture and a higher effective income tax rate on the net gain resulting from the Company's divestiture of the Industrial and Life Sciences division.

The Company's net income increased 9% in the third quarter of 1995 over the comparable period of 1994 and earnings per common share increased 11%. For the nine months ended September 30, 1995, total net income and earnings per share increased 12%. These increases reflect general growth in the Company's operations, the favorable impact of foreign exchange rates and improved expense control. Average shares for the third quarter in 1995 decreased compared to the third quarter in 1994 as a result of the early completion of the Company's stock repurchase program. This decrease in average shares caused earnings per share to grow at a higher rate than net income for this period.

Restructuring programs
----------------------

Baxter currently has two restructuring programs in process. The 1993 restructuring program was designed to make the Company's domestic medical/laboratory products and distribution segment more efficient and more responsive in addressing the changes occurring in the U.S. health-care system and accelerate growth of its medical specialties businesses worldwide. In the third quarter of 1995, the Company initiated a second restructuring program to consolidate the Company's manufacturing operations in Puerto Rico in order to eliminate excess capacity and reduce manufacturing costs. See the "Restructuring programs" footnote to the financial statements for discussions related to the initial charges for the programs, components of the charges, any resulting changes in estimates, and cash and non-cash usages of the related liabilities.

Since the announcement of its 1993 restructuring program the Company has implemented, or is in the process of implementing, all of the major strategic actions associated with the program. Management is satisfied that such actions are generally progressing on schedule and that the overall program will meet previously established financial targets. In the first nine months of 1995, the Company utilized $128 million of restructuring reserves, including $98 million in cash payments. Cash outflows pertain primarily to employee-related costs for severance, outplacement assistance, relocation and retention payments. The Company currently anticipates that it will achieve approximately $180 million of savings in 1995, representing a shortfall of approximately $20 million from its original savings target. This shortfall is primarily due to timing delays in the implementation of a number of projects. Management anticipates that these savings will be invested in increased research and development spending in the medical specialties segment, the Company's expansion into growing international markets, and managed care and alternate site sales and distribution initiatives in the U.S. market.

Since the inception of the 1993 restructuring program, the Company has eliminated approximately 2,900 positions of the approximately 4,500 positions affected by the program. The majority of the remaining reductions will occur throughout the remainder of 1995 and 1996 as facility closures and consolidations are completed as planned.

Management is in the very early stages of implementing the 1995 restructuring program. The plant closure and consolidations in Puerto Rico will lower the Company's manufacturing costs. Management believes these actions will help mitigate the Company's exposure to future gross margin erosion arising from pricing pressure primarily in the United States.

Management anticipates that future cash expenditures related to both the 1993 and 1995 restructuring programs will be funded from cash generated from operations.

Liquidity and capital resources
-------------------------------

Management assesses the Company's liquidity in terms of its overall ability to mobilize cash to support ongoing business levels and to fund its growth.

Cash flow provided by continuing operations (which includes working capital components) was $608 million for the nine months ended September 30, 1995 as compared to $802 million for the corresponding period in 1994. The difference primarily reflects net cash outflows for working capital components, offset by approximately $25 million in proceeds from the sale of certain lease receivables under a revolving agreement. Management believes that this level of cash flow is sufficient to support normal ongoing business requirements.

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

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to the Company's internal measure of "operational cash flow" (unaudited):


------------------------------------------------------------------------------
(in millions) (brackets denote cash outflows)                Nine months ended
                                                                 September 30,
                                                       1995               1994
------------------------------------------------------------------------------
Cash flow provided by operations per the Company's
 condensed consolidated statements of cash flows       $608               $802
Capital expenditures                                   (315)              (301)
Net interest after tax                                   80                 86
Other                                                    56                 63
------------------------------------------------------------------------------
Total operational cash flow                            $429               $650
------------------------------------------------------------------------------
------------------------------------------------------------------------------

"Operational cash flow" of $429 million is consistent with the Company's objective to generate "operational cash flow" of $500 million in 1995.

The following table shows capital expenditures for each industry segment (unaudited):


------------------------------------------------------------------------------
(in millions)                              Nine months ended           Percent
                                               September 30,          Increase
                                 1995                   1994         (Decrease)
------------------------------------------------------------------------------
Medical specialties              $202                   $171                18%
Medical/laboratory products
 and distribution                 107                    122               (12%)
General corporate                   6                      8               (25%)
-------------------------------------------------------------------------------
Total capital expenditures       $315                   $301                 5%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


The 18% increase in the medical specialties segment is consistent with the Company's strategy to increase its investment in its higher growth businesses. Incremental capital investments are being made in the medical specialties segment for the expansion of manufacturing capacity for renal, cardiovascular and biotech products. Additionally, Baxter has begun construction on an estimated $110 million, commercial-scale manufacturing plant for its experimental blood substitute. The Company has made significant investments in recent years in its U.S. distribution and manufacturing infrastructure. As a consequence of these investments and the diagnostics divestiture, the level of capital expenditures in the med/lab segment has declined as compared to 1994 levels.

The Company's current assets exceeded current liabilities by $1.5 billion at September 30, 1995 and $1.6 billion at December 31, 1994. Current assets include accounts receivable of $1.5 billion and inventories of $1.7 billion at September 30, 1995. These sources of liquidity are convertible into cash over a relatively short period of time and thus, will help the Company satisfy normal operating cash requirements.

The increase in long-term insurance receivables and litigation liabilities was primarily due to the special charges for litigation discussed earlier.

Proceeds from asset dispositions of $650 million in the first nine months of 1995 primarily relate to cash received from notes receivable related to the divestiture of the diagnostics manufacturing business, proceeds from the divestiture of the Industrial and Life Sciences division and the sale of common stock in MediSense, Inc. These proceeds have been used for general operating requirements and the acceleration of the Company's stock repurchase program discussed below. The decrease in current maturities of long-term debt and lease obligations primarily relates to lower overall debt levels.
As of September 30, 1995, the Company's net-debt-to-net-capital ratio was 37.7% as compared to 39.2% at December 31, 1994. These results are consistent with the Company's stated goal of maintaining a net-debt-to-net-capital ratio of between 35-40%.

During the first quarter of 1995, the Company announced a two-year $500 million stock repurchase program. As of September 30, 1995, the Company had completed this program by repurchasing $500 million (or approximately 14 million shares) of its common stock. On November 13, 1995, the Company's board of directors authorized the repurchase of an additional $500 million of the Company's common stock. Management anticipates that the newly authorized repurchase program will be completed over several years.

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

Refer to "Part II - Item 1. Legal Proceedings" in this document for the status of cases and claims from individuals seeking damages for injuries allegedly caused by silicone mammary prostheses manufactured by a division of American Hospital Supply Corporation. That section also discusses the status of lawsuits and claims involving the Company's plasma based therapies.

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

Review by Independent Public Accountants
----------------------------------------

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 1995 has been performed by Price Waterhouse LLP, the Company's independent public accountants. Their report on the interim consolidated financial information follows. There have been no adjustments or disclosures proposed by Price Waterhouse LLP which have not been reflected in the interim consolidated financial information. Their report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

              Report of Independent Accountants
              ---------------------------------

November 13, 1995

Board of Directors and Stockholders
Baxter International Inc.

We have reviewed the accompanying condensed consolidated balance sheet as of September 30, 1995 and the related consolidated statements of income for the three and nine-month periods ended September 30, 1995 and 1994 and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994 of Baxter International Inc. and its subsidiaries. This interim financial information is the responsibility of the company's management.

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

Yours very truly,


Price Waterhouse LLP

                        PART II.  OTHER INFORMATION
               Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

     As of September 30, 1995, the Company was a defendant, together with other defendants, in 6,949 lawsuits and had 1,757 pending claims from individuals, all of which seek damages for injuries allegedly caused by silicone mammary implants manufactured by the American Heyer-Schulte division of American Hospital Supply Corporation ("American"). The comparable number of cases and claims was 8,099 as of June 30, 1995. In the third quarter of 1995, 12 cases and claims were disposed of.

     The typical case or claim alleges that the individual's mammary implants caused one or more of a wide range of ailments, including non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sjogren's Syndrome, dermatomyositis, polymyositis, and chronic fatigue.

     In addition to the individual suits against the Company, a class action on behalf of all women with mammary implants filed against all manufacturers of such implants has been conditionally certified and is pending in the United States District Court for the Northern District of Alabama (DANTE, ET AL., V. DOW CORNING, ET AL., U.S.D.C., N. Dist., Ala., 92-2589; part of IN
RE: SILICONE GEL BREAST IMPLANT PRODUCT LIABILITY LITIGATION, U.S.D.C., N. Dist. Ala., MDL 926, (U.S.D.C., N. Dist. Ala., CV 92-P-10000-S)(now held in abeyance pending settlement proceedings in LINDSEY, ET AL., V. DOW CORNING ET AL., U.S.D.C., N. Dist. Ala., CV 94-P-11558-S)). Another class action has been certified and is pending in state court in Louisiana (SPITZFADDEN, ET AL., V. DOW CORNING CORP., ET AL., Dist. Ct., Parish of Orleans, 92-2589). Baxter also has been named in ten other purported additional class actions, none of which is currently certified. A suit seeking class certification on behalf of all residents of the Province of Ontario, Canada, who received Heyer-Schulte implants was dismissed as to Baxter (BURKE, V. AMERICAN HEYER-SCHULTE, ET AL., Ontario Prov. Court, Gen. Div., 15981/93). That case currently is on appeal. Three other suits seeking class certification on behalf of all women in the Provinces of Ontario, Quebec and British Columbia, respectively, who received Heyer-Schulte mammary implants have been filed (BENNETT V. AMERICAN HEYER-SCHULTE, ET AL., Ontario Prov. Court, Gen. Div., 18169/94; PELLETIER V. BAXTER HEALTHCARE CORPORATION, ET AL., Quebec Prov. Court, Dist. of Montreal, 500-06-000005-955; HARRINGTON V. DOW CORNING CORPORATION, ET AL., Supreme Court, British Columbia, C954330).

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

     There also are issues concerning which of the Company's insurers are responsible for covering each matter and the extent of the Company's claims for contribution against third parties. The Company believes that a substantial portion of the liability and defense costs related to mammary implant cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. Most of the Company's insurers have reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. The Company is engaged in active negotiations with its insurers concerning coverages and the settlement described below. The Company has recently consummated a "Coverage-in-Place" Agreement with certain London Market Insurers which it believes collectively subscribed the majority of the Company's solvent London occurrence coverage for the period 1979-1985. The Agreement resolves the signatory insurers' coverage defenses and specifies rules and procedures for their allocation and payment of defense and indemnity costs. The amounts the signatory insurers will pay the Company depends upon how much loss the Company incurs in connection with breast implant claims, subject to policy limits. Three of the Company's claims-made insurers have tendered the full amounts of their policies to the Company and a fourth has tendered the full amounts of its policy ratably as claims are paid. Additionally, the Company received certain funds in settlement of claims pending against a carrier in liquidation. The total amount tendered from the claims-made insurers exceeds $100 million.

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

     The time to file current claims against the fund ended on September 16, 1994. Since that date, the Court's claims administration office has been evaluating the current claims filed against the scheduled medical conditions. If those claims exceed the funds available, the settlement agreement provides for reductions of the amounts payable for scheduled medical conditions (a "ratchet"), and for negotiations among the representatives of the plaintiffs and the settling defendants with respect to the shortfall in funding for current claims. The Court has indicated that it expects that there will be a substantial ratchet downward in the amounts payable, and this expectation has resulted in further negotiations among the parties. On October 20, 1995, Baxter, Bristol-Myers Squibb Company and Minnesota Mining and Manufacturing Company ("the settling defendants") presented a draft proposal to the Court modifying, among other things, the compensation program under the current settlement. The settlement continues to provide compensation for all present and future plaintiffs and claimants who have, or had at any time, one or more mammary implants manufactured by any of the settling defendants; however, current claims would be paid substantially through a claims-made program and all compensation amounts have been substantially reduced. The Court has set November 15, 1995, as the deadline for the parties to obtain approval from their Boards of Directors on any revised settlement. On November 13, 1995, the Company's Board of Directors authorized the Company to participate in the revised settlement.

     The global settlement gave individual plaintiffs and claimants the opportunity to remove themselves from the settlement ("opt-out"). The initial opt-out period ended July 1, 1994. As of March 1995, approximately 11,360 individuals have opted out of the global settlement, of which approximately 2,954 allege claims against Baxter. Of the opt-outs who filed claims against Baxter, 1,878 represent U.S. claimants and 1,076 represent foreign claimants. The number of opt-outs against Baxter will change as some claimants are found to not have valid claims against Baxter, and others are identified as having claims against Baxter. The Company believes that a substantial number of the suits filed in the second, third and fourth quarters of 1994 against Baxter will ultimately be dismissed because it will be determined that no Heyer-Schulte mammary implant is involved. As a result of the anticipated substantial ratchet in the global settlement, on October 9, 1995, the Court in the LINDSEY case reopened the right to opt-out, commencing on December 1, 1995.

     On May 15, 1995, Dow Corning Corporation, one of the defendants in the breast implant cases declared bankruptcy and filed for protection under Chapter 11. IN RE DOW CORNING CORPORATION, U.S.D.C., E.D. Mich. 95-20512, 95CV72397-DT. ("Dow Corning Bankruptcy"). The full impact of these proceedings on the global settlement is unclear. As a result of the Dow Corning bankruptcy, Baxter was able to remove a substantial number of opt-out
claims from state to federal courts.   As of June 30, 1995, Baxter had
removed the claims of 2,361 individuals and moved to transfer all of those cases to the federal district court in Michigan in which the Dow Corning bankruptcy is pending. The court denied transfer of these cases. Baxter has filed a notice of appeal.

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

     As of September 30, 1995, the Company was a defendant, together with other defendants, in 352 lawsuits, and had 861 pending claims in the United States, Canada, Ireland, Italy, Spain, Japan and the Netherlands, involving individuals who have hemophilia, or their representatives. Those cases and claims seek damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII and IX derived from human blood plasma processed and sold by the Company.

     The typical case or claim alleges that the individual with hemophilia was infected with HIV by infusing Factor VIII or Factor IX concentrates ("Factor Concentrates") containing HIV.

     All Federal Court Factor Concentrate cases have been transferred to the U.S.D.C. for the Northern District of Illinois for case management under Multi District Litigation (MDL) rules. In addition to the individual suits against the Company, a purported class action was filed on September 30, 1993, on behalf of all U.S. residents with hemophilia (and their families) who were treated with Factor Concentrates and who allegedly are infected with HIV as a result of the use of such Factor Concentrates. This lawsuit was filed in the United States District Court for the Northern District of Illinois (WADLEIGH, ET AL., V. RHONE-POULENC RORER, ET AL., U.S.D.C., N. Dist., Ill. 93C 5969). On November 3, 1994, the court certified the class only for the purpose of determining whether the defendants' actions were negligent. The defendants in this case filed a petition for a Writ of Mandamus with the 7th Circuit Court of Appeals seeking an order directing the district court judge to vacate that certification. On March 16, 1995, the Court of Appeals granted the petition and stated that it would issue a Writ of Mandamus directing the District Court to vacate its certification. On April 28, 1995, the Court of Appeals denied the plaintiffs request for a rehearing EN BANC, but stayed enforcement of the writ pending a petition for certiorari by the plaintiffs to the U.S. Supreme Court. On October 2, 1995, the U.S. Supreme Court denied the plaintiffs petition for certiorari. Baxter has also been named in five other purported class actions, none of which have been certified and three of which have been transferred to the MDL for discovery purposes. The Company denies these allegations.

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

     The Company's excess liability insurance carriers also brought suit in Illinois for a declaratory judgment as to the parties' respective liabilities. That suit has been dismissed without prejudice. The suit filed by Zurich in Illinois had been stayed pending resolution of the Company's California case. Zurich appealed that stay and the Illinois Appellate Court reversed. The Company has filed a motion for a stay pending its filing of a writ of certiorari to the Illinois Supreme Court. The Illinois Appellate Court also issued a certificate of importance ensuring the Illinois Supreme Court will hear the Company's appeal.

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

     On June 29, 1995, the German parliament approved the creation of an assistance fund for approximately 1,900 individuals, and their families, who contracted HIV from blood and blood products in the early 1980's. The fund of approximately $180 million will be established by contributions from the German federal and state governments, the German Red Cross and fractionators who sold Factor Concentrate during the relevant period of time. The Company has agreed to contribute approximately $12 million over a four year period of time. Claims against the German federal and state governments, the German Red Cross and fractionators contributing to the fund are, by law, extinguished.

     The Company has been notified that approximately 1,355 HIV positive hemophiliacs in Spain are investigating the possibility of filing suit both in the United States and in Spain against the Company and other fractionators which sold factor concentrate in Spain in the early 1980's. As of this time, no formal suits have been filed against the Company either in Spain or the United States. U.S. counsel for these individuals has indicated that Baxter factor concentrates were used by at least 755 of the 1,355 potential claimants.

     On February 21, 1994, the Company began the voluntary withdrawal world-wide of its Gammagard-Registered Trademark- IGIV (intravenous immune globulin) because of indications that it might be implicated in Hepatitis C infections occurring in users of Gammagard. Gammagard is a concentration of antibodies derived from human plasma and is used to treat immune-suppressed patients. A new immune globulin, Gammagard S/D, produced with an additional viral inactivation process was introduced by the Company after licensure in the United States and certain other countries.

     As of September 30, 1995, the Company had received reports of Hepatitis C transmission from 331 patients. The exact cause for these reports has not been determined; however, many of the reports have been associated with Gammagard injection produced from plasma which was screened for antibodies to the Hepatitis C virus through second generation testing. The number of patients receiving Gammagard IGIV produced from the second-generation screened plasma is not yet known, nor is the number of patients claiming exposure to Hepatitis C known.

     As of September 30, 1995, the Company was a defendant in 74 lawsuits and had 83 pending claims in United States, Denmark, France, Germany, Italy, Spain, Sweden and the United Kingdom resulting from this incident. Seven suits in the United States have been filed as purported class actions, (LOWE
V. BAXTER, U.S.D.C., W.D. KY, C94-0125; MOCK V. BAXTER, ET AL., U.S.D.C., ID, CIV-94-0524-S-LMV; FAYNE V. BAXTER, U.S.D.C., S.D., NY, 95CIV1129; GUTTERMAN
V. BAXTER, U.S.D.C., S.D., IL, 95-198-WDS; GEARY V. BAXTER, U.S.D.C., W.D., PA, 95 0457; KELLEY V. BAXTER, U.S.D.C., M.D., NC, 6:95CV00178; and LOGAN, ET AL. V. BAXTER, U.S.D.C., Central Dist., CA, 95-3584). The suits allege infection with the Hepatitis C virus from the use of Gammagard. On June 9, 1995, the judicial panel on multi-district litigation ordered all federal cases involving Gammagard to be transferred to the Central District of California for coordinated pretrial proceedings before Judge Manuel L. Real, MDL docket no. 1060. Of the 71 pending suits in the United States, 48 are filed in federal court (including the 7 class actions), and all are expected to be transferred to Judge Real. Judge Real has indicated that he intends to hold a trial on causation on February 26, 1996. The Company is defending these cases.

     In the fourth quarter of 1993, the Company accrued $131 million for its estimated worldwide liability for litigation and settlement expenses involving anti-hemophilic Factor Concentrate cases, and recorded a receivable for insurance coverage of $83 million, resulting in a net charge of $48 million. The expense associated with the German settlement is covered by this accrual.

     In the third quarter of 1995, significant developments occurred, primarily in the United States, Europe and Japan relative to claims and litigation pertaining to the Company's plasma based therapies, including Factor Concentrates. After analyzing circumstances in light of recent developments and considering various factors and issues unique to each geography, the Company revised its estimated exposure from the $131 million previously recorded for Factor Concentrates to $378 million for all plasma based therapies. Related estimated insurance recoveries were revised from $83 million for Factor Concentrates to $274 million for all plasma based therapies. This resulted in a net charge of $56 million in the third quarter of 1995.

     Upon resolution of any of the uncertainties concerning these cases, or if the Company, along with the other defendants, enters into comprehensive settlements of the putative class actions described above, the Company may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the Company's net income in the period in which it is recorded, management believes that any outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position.

     Baxter Healthcare Corporation ("BHC") was one of ten defendants named in a purported class action filed in August 1993, on behalf of all medical and dental personnel in the state of California who allegedly suffered allergic reactions to natural rubber latex gloves and other protective equipment or who allegedly have been exposed to natural rubber latex products. (KENNEDY, ET AL., V. BAXTER HEALTHCARE CORPORATION, ET AL., Sup. Ct., Sacramento Co., Cal., #535632). The case alleges that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted defendants' demurrer to the class action allegations. This is currently on appeal. In April 1994, a similar purported class action, GREEN, ET AL. V. BAXTER HEALTHCARE CORPORATION, ET AL., (Cir. Ct., Milwaukee Co., WI, 94CV004977) was filed against Baxter and three other defendants. The class action allegations have been withdrawn, but additional plaintiffs added individual claims. As of September 30, 1995, twelve additional lawsuits have been served on the Company containing similar allegations of sensitization to natural rubber latex product. The Company will vigorously defend against these actions. Management believes that the outcome of these matters will not have a material adverse effect on the Company's results of operations or consolidated financial position.

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

     As of September 30, 1995, the Company has been named as a potentially responsible party for cleanup costs at 18 hazardous waste sites. The Company was a significant contributor to waste disposed of at only one of these sites, the Thermo-Chem site in Muskegon, Michigan. The Company expects that the total cleanup costs for this site will be between $44 million and $65 million, of which the Company's share will be approximately $5 million. This amount, net of payments of approximately $1 million, has been accrued and is reflected in the Company's financial statements.

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


                                           BAXTER INTERNATIONAL INC.
                                           -------------------------
                                                 (Registrant)


Date:  November 13, 1995          By: /s/Harry M. Jansen Kraemer,Jr.
                                  ----------------------------------
                                   Harry M. Jansen Kraemer, Jr.
                                   Senior Vice President and
                                   Chief Financial Officer

                                Exhibits Index

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
11.1                    Computation of Primary
                        Earnings Per Common Share

11.2                    Computation of Fully Diluted
                        Earnings Per Common Share

12                      Computation of Ratio of
                        Earnings to Fixed Charges

15                      Letter Re Unaudited Interim
                        Financial Information

27                      Financial Data Schedule

                        (All other exhibits are inapplicable.)

-------------------------------------------------------------------------------