Form 10-K
period 1995-12-31
BAXTER INTERNATIONAL INC
filed 1996-03-22
CIK 10456

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
       _____________

COMMISSION FILE NUMBER 1-4448
--------------------------------------------------------------------------------

                                     [LOGO]
                           Baxter International Inc.
--------------------------------------------------------------------------------

       DELAWARE                     36-0781620
-----------------------  --------------------------------
State of Incorporation    I.R.S. Employer Identification
                                       No.

                 ONE BAXTER PARKWAY, DEERFIELD, ILLINOIS 60015
                                 (847) 948-2000
               --------------------------------------------------
               Address, including zip code, and telephone number,
              including area code, of principal executive offices
          Securities registered pursuant to Section 12(b) of the Act:

                                     NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                  ON WHICH REGISTERED
-----------------------------------  -------------------------
Common stock, $1 par value           New York Stock Exchange
                                     Chicago Stock Exchange
                                     Pacific Stock Exchange
Preferred Stock Purchase Rights      New York Stock Exchange
(currently traded with common        Chicago Stock Exchange
stock)                               Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes _X_  No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the per share closing sale price of $43.88 on March 8, 1996, and for the purpose of this computation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $11.8 billion.

    The number of shares of the registrant's common stock, $1 par value, outstanding as of March 8, 1996, was 273,957,449.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1995 annual report to stockholders and of the registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on May 6, 1996, described in the cross reference sheet and table of contents attached hereto are incorporated by reference in this report.
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                          PAGE NUMBER OR
                                                                                                          (REFERENCE) (1)
                                                                                                         -----------------
Item  1.    Business
            (a)        General Development of Business.................................................            3(2)
            (b)        Financial Information about Industry Segments...................................            3(3)
            (c)        Narrative Description of Business...............................................            3(4)
            (d)        Financial Information about Foreign and Domestic Operations and Export Sales....            8(5)
Item  2.    Properties.................................................................................            9
Item  3.    Legal Proceedings..........................................................................            9(6)
Item  4.    Submission of Matters to a Vote of Security Holders........................................            9
Item  5.    Market for the Registrant's Common Equity and Related Stockholder
            Matters....................................................................................           10(7)
Item  6.    Selected Financial Data....................................................................           10(8)
Item  7.    Management's Discussion and Analysis of Financial Condition and Results
            of Operations..............................................................................           10(9)
Item  8.    Financial Statements and Supplementary Data................................................           10(10)
Item  9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.......................................................................           10
Item 10.    Directors and Executive Officers of the Registrant
            (a)        Identification of Directors.....................................................           11(11)
            (b)        Identification of Executive Officers............................................           11
            (c)        Compliance with Section 16(a) of the Securities Exchange Act of 1934............           13(12)
Item 11.    Executive Compensation.....................................................................           13(13)
Item 12.    Security Ownership of Certain Beneficial Owners and Management.............................           13(14)
Item 13.    Certain Relationships and Related Transactions.............................................           13
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K............................           14
            (a)        Financial Statements............................................................           14
            (b)        Reports on Form 8-K.............................................................           14
            (c)        Exhibits........................................................................           14

------------------------
  (1) Information incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 1995 ("Annual Report") and the board of directors' proxy statement for use in connection with the Registrant's annual meeting of stockholders to be held May 6, 1996 ("Proxy Statement").
  (2) Annual Report, pages 50-70, section entitled "Notes to Consolidated Financial Statements" and pages 30-43, section entitled "Management's Discussion and Analysis."
  (3) Annual Report, pages 68-69, section entitled "Notes to Consolidated Financial Statements-- Industry and Geographic Information."
  (4) Annual Report, pages 30-43, section entitled "Management's Discussion and Analysis" and pages 68-69, section entitled "Notes to Consolidated Financial Statements--Industry and Geographic Information."
  (5) Annual Report, pages 68-69, section entitled "Notes to Consolidated Financial Statements-- Industry and Geographic Information."
  (6) Annual Report, page 62-68, section entitled "Notes to Consolidated Financial Statements-- Legal Proceedings."
  (7) Annual Report, page 70, section entitled "Notes to Consolidated Financial Statements--Quarterly Financial Results and Market for the Company's Stock."
  (8) Annual Report, inside back cover, section entitled "Five-Year Summary of Selected Financial Data."
  (9) Annual Report, pages 30-43, section entitled "Management's Discussion and Analysis."
 (10) Annual Report, pages 45-70, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity" and "Notes to Consolidated Financial Statements."
 (11) Proxy Statement, pages 2-5, sections entitled "Board of Directors" and "Election of Directors."
 (12) Proxy Statement, page 18, section entitled "Section 16 Reporting."
 (13) Proxy Statement, pages 6-12, sections entitled "Compensation of Directors" and "Compensation of Named Executive Officers," and page 17-18, section entitled "Pension Plan, Excess Plans and Supplemental Plans."
 (14) Proxy Statement, pages 18-20, section entitled "Ownership of Company Securities."

--------------------------------------------------------------------------------

                                 [BAXTER LOGO]

   Baxter International Inc., One Baxter Parkway, Deerfield. Illinois 60015.
--------------------------------------------------------------------------------

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

    The Company is engaged in the worldwide development, distribution and manufacture of a diversified line of products, systems and services used primarily in the health-care field. Products are manufactured by the Company in 23 countries and sold in approximately 100 countries. Health-care is concerned with the preservation of health and with the diagnosis, cure, mitigation and treatment of disease and body defects and deficiencies. The Company's more than 200,000 products are used by hospitals, clinical and medical research laboratories, blood and dialysis centers, rehabilitation centers, nursing homes, doctors' offices and at home under physician supervision. See "Recent Developments."

    For information regarding acquisitions, investments in affiliates and divestitures, see the Company's Annual Report to Stockholders for the year ended December 31, 1995 (the "Annual Report"), page 53, section entitled "Notes to Consolidated Financial Statements--Acquisitions, Investments in Affiliates and Divestitures" which is incorporated by reference.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    Incorporated by reference from the Annual Report, pages 68-69, section entitled "Notes to Consolidated Financial Statements--Industry and Geographic Information."

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

Recent Developments

    SPIN-OFF OF HEALTH CARE COST MANAGEMENT BUSINESS

    On November 28, 1995, the board of directors of Baxter approved in principle a plan to distribute to Baxter stockholders all of the outstanding stock of its health-care cost management business in a spin-off transaction (the "Distribution") which is expected to be tax-free. The creation of two independent companies will enable Baxter and the new company to devote management time, attention and investments directly to the core strategies of each business. The new health-care cost management business will consist of the Company's cost management services, United States distribution, surgical products and respiratory-therapy operations and will operate as a medical supplier focused on helping customers manage the total cost of providing patient care. The Distribution is expected to occur in late 1996 and will result in the health-care cost management business operating as an independent entity with publicly-traded common stock.

    OFFER TO ACQUIRE NATIONAL MEDICAL CARE; SUBSEQUENT WITHDRAWAL

    On February 1, 1996, Baxter publicly announced its proposal to acquire the National Medical Care ("NMC") subsidiary of W.R. Grace and Company ("Grace") in a tax-free transaction for $3.8 billion, consisting of $1.8 billion of Baxter common stock and a payment to Grace of $2.0 billion comprised of cash, notes and assumed debt. Grace had previously announced its intention to spin-off or divest NMC. Completion of this transaction in 1996 would have resulted in a dilution of Baxter's net earnings, but would have been accretive after approximately six quarters of combined results. The Company's net-debt-to-net-capital ratio would have risen to approximately 42% (compared to 36.3% at December 31, 1995) but was expected to decline to approximately 40% within two years of the acquisition, all else remaining constant.

    On February 5, 1996, Grace announced that it had agreed to combine its NMC subsidiary with the worldwide dialysis business of Fresenius A.G. (a German company) to form a new company called Fresenius Medical Care in a transaction designed to be tax-free. Fresenius A.G. is a major competitor of the Company's renal division and NMC is a large United States customer of the renal division. Under the proposed transaction with Fresenius A.G., Grace shareholders would receive a 44.8% equity interest in Fresenius Medical Care and Grace would receive $2.3 billion in cash provided by proceeds of debt financing by Fresenius Medical Care. This transaction is subject to the approval of the shareholders of Grace, Fresenius U.S.A. and Fresenius A.G. If the transaction with Grace is consummated with Fresenius A.G., there will be an increased competitive threat to the Company's renal division. However, management believes that this would not have a material adverse effect on Baxter's financial condition or results of operations in 1996.

    Since the management of Grace refused to discuss the Company's proposed transaction, Baxter withdrew its offer on February 22, 1996.

    RESTRUCTURING PROGRAMS

    The Company currently has two restructuring programs in process. In November 1993, the Company initiated a restructuring program designed to accelerate growth and reduce costs in the Company's businesses worldwide, including reorganizations and consolidations in the United States, Europe, Japan and Canada. In the third quarter of 1995, the Company initiated a second restructuring program to consolidate manufacturing operations in Puerto Rico in order to eliminate excess capacity and reduce manufacturing costs.

    Since the announcement of the 1993 restructuring program, the Company has implemented, or is in the process of implementing, all of the major strategic actions associated therewith and is satisfied that the program is progressing on schedule and will meet previously established financial targets. During 1995, the Company utilized $60 million of restructuring reserves related to its continuing operations, including $36 million in cash payments. Cash outflows pertain primarily to employee-related costs for severance, outplacement assistance, relocation and retention. The Company has eliminated from continuing operations approximately 1,250 positions of the approximately 1,640 positions affected by the program. The majority of the remaining reductions will occur in 1996 and 1997, as facility closures and consolidations are completed as planned. During 1995, the Company realized approximately $90 million in continuing operations savings which represents a shortfall of approximately $20 million from its estimated savings target. This shortfall is primarily due to timing delays in the implementation of a number of projects. Management has forecasted continuing operations savings of approximately $110 million in 1996, $130 million in 1997 and exceeding $140 million in 1998. Management anticipates that these savings will be partially invested in increased research and development and expansion into growing international markets. Management further believes that its remaining restructuring reserves are adequate to complete the actions contemplated by the 1993 restructuring program.

    Management is at the very early stages of implementing the 1995 restructuring program, which is expected to be completed by the end of 1998. The pretax restructuring charge of $93 million includes approximately $67 million for valuation adjustments as a result of the Company's decision to close facilities.

    The Company expects to spend approximately $26 million in cash over the next two years, including severance related to the approximately 1,450 positions that will be eliminated in connection with the 1995 plan. The plant closures and consolidations in Puerto Rico will lower the Company's manufacturing costs. Management believes these actions will help mitigate the Company's exposure to future gross margin erosion arising from pricing pressure, primarily in the United States. In addition to the consolidation of the Company's manufacturing operations in Puerto Rico, the Company has initiated plans for other organizational structure changes which have resulted in a $10 million provision for cash payments related to employee severance.

    Management anticipates that future cash expenditures related to both the 1993 and 1995 restructuring programs will be funded from cash generated from operations.

Industry Overview

    The  Company operates  in a  single industry  segment as  a world  leader in providing health-care products for use in hospitals and other health-care settings. On a global basis, the Company develops, manufactures and markets intravenous solutions and related administration equipment, and highly specialized medical products for treating kidney and heart disease, blood disorders, and for collecting and processing blood. These products include intravenous solutions and pumps; dialysis equipment and supplies; prosthetic heart valves and cardiac catheters; blood-clotting therapies; and machines and supplies for collecting, separating and storing blood. These products require extensive research and development and investment in worldwide manufacturing, marketing and administrative infrastructure.

    Information about segment operating results is incorporated by reference from the Annual Report, pages 30-43, section entitled "Management's Discussion and Analysis" and pages 68-69, section entitled "Notes to Consolidated Financial Statements--Industry and Geographic Information."

    UNITED STATES MARKETS

    Though the federal government failed to enact health-care reform, fundamental change continued to be a part of the United States health-care system in 1995. Competition for patients among health-care providers continues to intensify. Increasingly, providers are looking for ways to better manage costs in areas such as materials handling, supply utilization, product standardization for specific procedures and capital expenditures. The new health-care cost management business is being distributed to stockholders to more optimally meet these emerging market needs, remove limitations, and improve the competitiveness of both Baxter and the new company. There has also been consolidation in the Company's customer base and by its competitors. These trends are expected to continue. In recent years, the Company's overall price increases have been below the Consumer Price Index, and industry trends and competition may inhibit the Company's ability to increase prices in the future.

    INTERNATIONAL MARKETS

    Throughout the world, as developing countries create more wealth, improving the health and well-being of their citizens becomes a much higher social priority and usually leads to increased per-capita spending on health care. The world's largest developing markets in the Pacific Rim countries and Latin America are all poised for significant economic growth. Based on these factors, management believes there will be improved expansion opportunities for the Company with its broad portfolio of proven cost-effective products, services and therapies to meet the demands of these markets. In the developed world--especially in Western Europe and Japan--there continues to be strong demand for more technologically advanced and cost-effective therapies, products and services, and the Company has long been a leader in these markets. In view of these conditions, management believes the Company's best opportunities for growth are outside the United States. Consequently, the Company's strategies emphasize international expansion to capitalize on the Company's strong global positions in intravenous products, renal therapy, biotechnology and cardiovascular therapies.

    HEALTH-CARE COST ENVIRONMENT

    Accelerating cost pressures on United States hospitals are resulting in increased out-patient and alternate-site health-care service delivery and a focus on cost-effectiveness and quality. In addition, technological advances in health-care product and service offerings are increasingly evaluated on their ability to both improve the quality of care and provide more cost-effective outcomes. These forces increasingly shape the demand for, and supply of, medical care.

    Many private health-care payers are providing incentives for consumers to seek lower cost care outside the hospital. Many corporations' employee health plans have been restructured to provide financial incentives for patients to utilize the most cost-effective forms of treatment (managed care programs, such as health maintenance organizations, have become more common), and physicians have been encouraged to provide more cost-effective treatments.

    The future financial success of health-care product and service companies, such as the Company, will depend on their ability to work with health-care customers to help them enhance their competitiveness. The Company believes it can help its customers achieve savings in the total health-care system by automating supply-ordering procedures, optimizing distribution networks, improving materials management and achieving economies of scale associated with aggregating purchases. The Company continues to believe that its strategy of providing unmatched service to its health-care customers and achieving the best overall cost in its delivery of health-care products and services is compatible with any realignment of the United States health-care system which may ultimately occur.

Joint Ventures

    The Company conducts a portion of its business through joint ventures, including a joint venture with Nestle, S.A. to develop, market and distribute clinical nutrition products worldwide. This joint venture is accounted for under the equity method of accounting and therefore, is excluded from the Company's segment results.

Methods of Distribution

    The Company conducts its selling efforts through its subsidiaries and divisions. Many subsidiaries and divisions have their own sales forces and direct their own sales efforts. In addition, sales are made to independent distributors, dealers and sales agents. Distribution centers, which may serve more than one division, are stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct mail campaigns, trade publications and advertising.

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

Raw Materials

    Raw materials essential to the Company's business are purchased worldwide in the ordinary course of business from numerous suppliers. The vast majority of these materials are generally available, and no serious shortages or delays have been encountered. Certain raw materials used in producing some of the Company's products, including its latex products, are available only from a small number of suppliers. In addition, certain biomaterials for medical implant applications (primarily polymers) are becoming more difficult to obtain due to market withdrawals by biomaterial suppliers, primarily as a result of perceived exposures to liability in the United States.

    In some of these situations, the Company has long-term supply contracts with its suppliers, although it does not consider its obligations under such contracts to be material. The Company does not always recover cost increases through customer pricing due to contractual limits and market pressure on such price increases. See "Contractual Arrangements."

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

Competition

    Historically, competition in the health-care industry has been characterized by the search for technological and therapeutic innovations in the prevention, diagnosis and treatment of disease. The Company believes that it has benefited from the technological advantages of certain of its products. While others will continue to introduce new products which compete with those sold by the Company, the Company believes that its research and development effort will permit it to remain competitive in all presently material product areas. Although no single company competes with the Company in all of its businesses, the Company is faced with substantial competition in all of its markets.

    The changing health-care environment in recent years has led to increasingly intense competition among health-care suppliers. Competition is focused on price, service and product performance. Pressure in these areas is expected to continue. See "Health-Care Cost Environment" and "United States Markets."

    In part through its restructuring programs, the Company continues to increase its efforts to minimize costs and better meet accelerating price competition. The Company believes that its cost position will continue to benefit from improvements in manufacturing technology and increased economies of scale. The Company continues to emphasize its investments in innovative and cost-effective technologies and the quality of its product and services.

Credit and Working Capital Practices

    The Company's debt ratings of A3 on senior debt by Moody's, A- by Standard & Poor's and A by Duff & Phelps were reaffirmed by each rating agency in 1995. However, the rating agencies have placed the Company on credit watch pending clarification of the Company's capital structure in conjunction with the Distribution of the health-care cost management business.

    The Company's credit practices and related working capital needs are comparable to those of other market participants. Collection periods tend to be longer for sales outside the United States.

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

Research and Development

    The Company is actively engaged in research and development programs to develop and improve products, systems and manufacturing methods. These activities are performed at 21 research and development centers located around the world and include facilities in Australia, Belgium, Germany,

Italy, Japan, Malta, the Netherlands, Sweden, the United Kingdom and the United States. Expenditures for Company-sponsored research and development activities related to continuing operations were $345 million in 1995, $303 million in 1994 and $280 million in 1993.

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

    Environmental policies of the Company mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection. Various non-material capital expenditures for environmental protection were made by the Company during 1995 and similar expenditures are planned for 1996. See
Item 3.--"Legal Proceedings."

Employees

    As of December 31, 1995, the Company employed approximately 56,580 people, including approximately 31,430 in the United States and Puerto Rico.

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

    Financial information is incorporated by  reference from the Annual  Report,
pages    68-69,    section   entitled    "Notes   to    Consolidated   Financial
Statements--Industry and Geographic Information."

--------------------------------------------------------------------------------

ITEM 2. PROPERTIES.

    The Company owns or has long-term leases on substantially all of its major manufacturing facilities. The Company maintains 33 manufacturing facilities in the United States, including seven in Puerto Rico, and also manufactures in Australia, Belgium, Brazil, Canada, the Czech Republic, Chile, China, Colombia, Costa Rica, the Dominican Republic, France, Ireland, Italy, Japan, Malaysia, Malta, Mexico, the Netherlands, Singapore, Spain, Russia, Turkey and the United Kingdom.

    The Company owns or operates 83 distribution centers in the United States and Puerto Rico and 66 located in 22 foreign countries.

    The Company maintains a continuing program for improving its properties, including the retirement or improvement of older facilities and the construction of new facilities. This program includes improvement of manufacturing facilities to enable production and quality control programs to conform with the current state of technology and government regulations. Capital expenditures related to continuing operations were $309 million in 1995, $308 million in 1994 and $276 million in 1993. In addition, the Company added to the continuing operations pool of equipment leased or rented to customers, spending $90 million in 1995, $72 million in 1994 and $56 million in 1993.
--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS.

    Incorporated  by  reference from  the  Annual Report,  pages  62-68, section entitled "Notes to Consolidated Financial Statements--Legal Proceedings." Additionally, in March 1996, and after the Annual Report was printed, the courts in Osaka and Tokyo issued second settlement plans and second interim opinions in the Japanese Factor Concentrate cases. Those plans and opinions supplement the courts' original plans for resolution of the litigation by confirming the approximate $450,000 up-front payment to each plaintiff, which is to be funded 60% by the corporate defendants and 40% by the Japanese government. The courts' plans and opinions also establish on-going payments to AIDS-manifested hemophiliacs at $1,500 per month and set attorneys' fees at $35,000 per current plaintiff and $15,000 per future plaintiff. The courts' plans provide that the Japanese government will fund 40% of those amounts, and that the corporate defendants will fund 60% with the corporate defendants funding their amounts in proportion to their 1983 market shares, resulting in the Company paying 12.5% of the overall corporate defendants' share. The courts' plans also provide for the continuation of the Yuai Zaidan for non-plaintiffs through March 2001, for the Japanese government to fund 40% of the aggregate amount required for the Yuai Zaidan, for 100% credit of future Yuai Zaidan payments to individuals against settlement amounts paid after the settlement is approved, and for the entry of future plaintiffs into the fund. On March 13, 1996, the Company accepted the basic terms of the courts' imposed settlement. Negotiations on the details of the settlement are continuing.
--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    Incorporated by reference from the Annual Report, page 70, section entitled "Notes to Consolidated Financial Statements--Quarterly Financial Results and Market for the Company's Stock."
--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA.

    Incorporated by reference from the Annual Report, inside back cover, section entitled "Five Year Summary of Selected Financial Data."
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Incorporated by reference from the Annual Report, pages 30-43, section entitled "Management's Discussion and Analysis."
--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Incorporated by reference from the Annual Report, pages 45-70, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," and "Notes to Consolidated Financial Statements."
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)  IDENTIFICATION OF DIRECTORS

    Incorporated by reference from the board of directors' proxy statement for use in connection with Baxter's annual meeting of stockholders to be held on May 6, 1996 (the "Proxy Statement"), pages x-x, sections entitled "Board of Directors" and "Election of Directors."

(b)  IDENTIFICATION OF EXECUTIVE OFFICERS

    Following are the names and ages, as of March 1, 1996, of the executive officers of Baxter International Inc. ("Baxter"), and one or both of its two principal direct subsidiaries, Baxter Healthcare Corporation ("Healthcare") and Baxter World Trade Corporation ("World Trade"), their positions and summaries of their backgrounds and business experience. All executive officers of Baxter are elected or appointed by the board of directors and hold office until the next annual meeting of directors and until their respective successors are elected and qualified. The annual meeting of directors is held after the annual meeting of stockholders. All executive officers of Healthcare and World Trade are elected or appointed by the boards of directors of the applicable subsidiary and hold office until their respective successors are elected and qualified. As permitted by applicable law, actions by these boards (and their sole stockholder, Baxter) may be taken by written consent in lieu of a meeting.

    (1)  BAXTER INTERNATIONAL INC. EXECUTIVE OFFICERS

    VERNON R. LOUCKS JR., age 61, has been chairman of the board of directors since 1987 and chief executive officer of Baxter since 1980. Mr. Loucks was first elected an officer of Baxter in 1971.

    MANUEL A. BAEZ, age 54, has been an executive vice president of Baxter since 1995, and a group vice president of World Trade since 1994. Between 1990 and 1994, Mr. Baez was a group vice president of Baxter. Mr. Baez was first elected an officer of Baxter in 1989.

    LESTER B. KNIGHT, age 37, has been an executive vice president of Baxter since 1992, and a corporate vice president since 1990, when he was first elected an officer.

    HARRY M. JANSEN KRAEMER, Jr., age 41, has been a senior vice president and chief financial officer of Baxter since 1993. Mr. Kraemer previously was the vice president of finance and operations for a subsidiary of Baxter. Prior to that he was employed as controller, group controller, and president of various divisions of subsidiaries of Baxter.

    ARTHUR F. STAUBITZ, age 56, has been senior vice president and general counsel of Baxter since 1993. From 1993 to 1994, he was also secretary of Baxter. Mr. Staubitz previously was vice president/general manager of the ventures group of a subsidiary of Baxter. Prior to that he was senior vice president, secretary and general counsel of Amgen, Inc. Prior to that he was a vice president of a Baxter subsidiary, and prior to that he was a vice president and deputy general counsel of Baxter.

    MICHAEL J. TUCKER, age 43, has been senior vice president of Baxter since 1995. From 1994 to 1995, he was a corporate vice president of World Trade. Mr. Tucker previously was a vice president of a division of World Trade, and prior to that, was a vice president of another division of a subsidiary of Baxter.

    HERBERT E. WALKER, age 61, has been senior vice president of Baxter since 1993. Mr. Walker previously was vice president of human resources of a division of Healthcare.

    FABRIZIO BONANNI, age 49, has been a vice president of Baxter since 1995. From 1994 to 1995, he was a corporate vice president of World Trade. Mr. Bonanni previously was a vice president of a division of World Trade.

    JOHN F. GAITHER, Jr., age 46, has been a vice president of Baxter since 1994. Between 1991 and 1994, Mr. Gaither was vice president of law and strategic planning for a subsidiary of Baxter, and prior to that, was secretary and deputy general counsel of Baxter.

    DAVID C. MCKEE, age 48, has been a vice president of Baxter since 1996. Between 1994 and 1996, Mr. McKee was Baxter's deputy general counsel, and prior to that, was associate general counsel of a subsidiary of Baxter.

    KSHITIJ MOHAN, age 51, has been a vice president of Baxter since 1995. In 1995, Mr. Mohan also was a corporate vice president of World Trade. Mr. Mohan previously was a vice president of a division of Healthcare.

    JOHN L. QUICK, age 51, has been a vice president of Baxter since 1995. From 1994 to 1995, he was a corporate vice president of Healthcare. Mr. Quick previously was a vice president of a division of Healthcare, and prior to that, was a vice president of another division of that subsidiary.

    KATHY B. WHITE, age 46, has been vice president and chief information officer of Baxter since 1995. Ms. White previously was vice president of information systems of Allied Signal Corporation, and prior to that, was a corporate officer responsible for human resources and information systems with Guilford Mills, Inc.

    BRIAN P. ANDERSON, age 45, has been controller of Baxter since 1993. Mr. Anderson previously was the vice president of corporate audit of a subsidiary of Baxter, and prior to that was a partner in the international accounting firm of Deloitte & Touche.

    LAWRENCE D. DAMRON, age 49, has been treasurer of Baxter since 1992. Mr. Damron previously was a vice president and controller of a division of a subsidiary of Baxter, and prior to that was the corporate auditor of another subsidiary. Prior to that, he was vice president and controller of a division of that subsidiary.

    A. GERARD SIECK, age 39, has been secretary of Baxter since 1994. Between 1992 and 1994, Mr. Sieck was assistant secretary of Baxter, and prior to that, was corporate counsel in the law department of Healthcare.

    (2)  HEALTHCARE AND WORLD TRADE EXECUTIVE OFFICERS

    TIMOTHY B. ANDERSON, age 49, has been a group vice president of Healthcare and World Trade since 1994. Between 1992 and 1994, Mr. Anderson was a vice president of Baxter. Mr. Anderson previously was president of several divisions of a subsidiary of Baxter.

    JOSEPH F. DAMICO, age 42, has been a group vice president of Healthcare since 1994. Between 1992 and 1994, Mr. Damico was a vice president of Baxter. Mr. Damico previously was president of a division of Healthcare, and prior to that was a vice president - general manager of that division.

    DONALD W. JOSEPH, age 58, has been a group vice president of Healthcare and World Trade since 1994. Between 1990 and 1994, Mr. Joseph was a vice president of Baxter.

    JACK L. MCGINLEY, age 49, has been a group vice president of Healthcare since 1994. Between 1992 and 1994, Mr. McGinley was a vice president of Baxter. Mr. McGinley previously was president of a division of Healthcare, and prior to that was president of the Japanese subsidiary of World Trade.

    TERRENCE J. MULLIGAN, age 50, has been a group vice president of Healthcare since 1994. Between 1990 and 1994, Mr. Mulligan was a senior vice president of Baxter. Mr. Mulligan was first elected an officer of Baxter in 1985.

    MICHAEL A. MUSSALLEM, age 43, has been a group vice president of Healthcare since 1994. From 1993 to 1994, Mr. Mussallem was president of a division of Healthcare, and from 1990 to 1993, was president of another division of that subsidiary.

    CARLOS DEL SALTO, age 53, has been a corporate vice president of World Trade since 1994. Between 1992 and 1994, Mr. del Salto was a vice president of Baxter. Mr. del Salto previously was president-- Latin America/Switzerland/Austria of a subsidiary of Baxter, and prior to that, he was vice president-- Latin America of that subsidiary.

    J. ROBERT HURLEY, age 46, has been a corporate vice president of World Trade since 1993. Mr. Hurley previously was vice president of a division of World Trade.

    ROBERTO E. PEREZ, age 46, has been a corporate vice president of Healthcare and World Trade since March 3, 1995. Between 1992 to 1995, Mr. Perez was president of a division of a subsidiary of Baxter, and prior to that was a vice president of that division.

(c)  COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

    Incorporated by reference from Proxy Statement, page 18, section entitled "Section 16 Reporting."
--------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.

    Incorporated by reference from the Proxy Statement, pages 6-16, sections entitled "Compensation of Directors" and "Compensation of Named Executive Officers," and pages 17-18, section entitled "Pension Plan, Excess Plans and Supplemental Plans."
--------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Incorporated by reference from the Proxy Statement, pages 18-20, section entitled "Ownership of Company Securities."
--------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

--------------------------------------------------------------------------------

                                    PART IV

--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    The following documents are filed as a part of this report:

(a)        Financial Statements                                                 Location

           FINANCIAL STATEMENTS REQUIRED BY ITEM 8 OF THIS FORM
           Consolidated Balance Sheets                                  Annual Report, page 46
           Consolidated Statements of Income                            Annual Report, page 47
           Consolidated Statements of Cash Flows                        Annual Report, page 48
           Consolidated Statements of Stockholders' Equity              Annual Report, page 49
                                                                        Annual Report, pages
           Notes to Consolidated Financial Statements                   50-70
           Report of Independent Accountants                            Annual Report, page 45

           SCHEDULES REQUIRED BY ARTICLE 12 OF REGULATION S-X
           Report of Independent Accountants on Financial Statement
            Schedule                                                    page 15
II         Valuation and Qualifying Accounts                            page 16

           All other schedules have been omitted because they are not applicable or not required.

(b)        Reports on Form 8-K

           A report on Form 8-K, dated November 14, 1995, was filed with the SEC under Item  5,
           Other  Events, to file a  press release which announced,  among other things, a $500 million stock  repurchase  program and  participation  in a  revised  settlement  of mammary-implant litigation.

           A  report on Form 8-K, dated November 28, 1995, was filed with the SEC under Item 5,
           Other Events, to file a press release which announced a plan to distribute to Baxter shareholders publicly-traded stock for a new health-care cost management company.

           A report on Form 8-K, dated February 2,  1996, was filed with the SEC under Item  5,
           Other  Events,  to file  a press  release which  announced an  offer to  acquire the
           National Medical Care, Inc. subsidiary of W. R. Grace & Co.

           A report on Form 8-K, dated February 29, 1996, was filed with the SEC under Item  5,
           Other  Events, to file a press release  which announced the withdrawal of a February
           2, 1996 offer to acquire the National Medical Care, Inc. subsidiary of W. R. Grace &
           Co.

(c)        Exhibits required by Item  601 of Regulation  S-K are listed  in the Exhibit  Index, which is incorporated herein by reference.

              REPORT OF INDEPENDENT ACCOUNTS ON THE FINANCIAL STATEMENT SCHEDULE
--------------------------------------------------------------------------------

To the Board of Directors of
 Baxter International Inc.

    Our audits of the consolidated financial statements referred to in our report dated February 14, 1996 appearing on page 45 of the 1995 Annual Report to Stockholders of Baxter International Inc. (which report and consolidated financial statements are incorporated by reference in the Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 14, 1996

                                                                     SCHEDULE II
--------------------------------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS

(In millions of dollars)

-----------------------------------------------------------------------------------------------------------------------------
                                                                             ADDITIONS
                                                                   ------------------------------
                                                     BALANCE AT      CHARGED TO      CHARGED TO                   BALANCE AT
                                                      BEGINNING       COSTS AND         OTHER       DEDUCTIONS      END OF
DESCRIPTION                                           OF PERIOD       EXPENSES       ACCOUNTS(A)   FROM RESERVES    PERIOD
-----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
  Accounts receivable                                 $      21       $       9       $       1      $      (9)    $      22
                                                                             --
                                                                             --
                                                            ---                             ---            ---           ---
                                                            ---                             ---            ---           ---
-----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994:
  Accounts receivable                                 $      19       $       7       $       1      $      (6)    $      21
                                                                             --
                                                                             --
                                                            ---                             ---            ---           ---
                                                            ---                             ---            ---           ---
-----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:
  Accounts receivable                                 $      16       $       6       $      (1)     $      (2)    $      19
                                                                             --
                                                                             --
                                                            ---                             ---            ---           ---
                                                            ---                             ---            ---           ---
-----------------------------------------------------------------------------------------------------------------------------

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

                                          BAXTER INTERNATIONAL INC.

                                          By:      /s/ VERNON R. LOUCKS JR.

                                              ----------------------------------
                                                      Vernon R. Loucks Jr.
                                                    CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER
Date: March 21, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)        Principal Executive Officer:           (iv)       A Majority of the Board of Directors
                                                             Silas S. Cathcart
           /S/ VERNON R. LOUCKS JR.                          Pei-yuan Chia
           -----------------------
           Vernon R. Loucks Jr.                              John W. Colloton
           DIRECTOR, CHAIRMAN OF THE BOARD                   Susan Crown
           AND CHIEF EXECUTIVE OFFICER                       Mary Johnston Evans
                                                             Frank R. Frame
                                                             David W. Grainger
                                                             Martha R. Ingram
                                                             Lester B. Knight
                                                             Harry M. Jansen Kraemer, Jr.
(ii)       Principal Financial Officer:                      Arnold J. Levine
                                                             Georges C. St. Laurent, Jr.
                                                             Monroe E. Trout, M.D.
           /S/ HARRY M. JANSEN KRAEMER, JR.                  Fred L. Turner
           --------------------------------
           Harry M. Jansen Kraemer, Jr.
           SENIOR VICE PRESIDENT AND
           CHIEF FINANCIAL OFFICER

(iii)      Controller:

           /s/ BRIAN P. ANDERSON                             By:  /s/ VERNON R. LOUCKS JR.
           ---------------------                             ----------------------------
           Brian P. Anderson                                 Vernon R. Loucks Jr.
           CONTROLLER                                        DIRECTOR AND ATTORNEY-IN-FACT

--------------------------------------------------------------------------------
                                   APPENDICES

                                             DESCRIPTION                                                  PAGE
------------------------------------------------------------------------------------------------------  ---------

Computation of Primary Earnings per Common Share (Exhibit 11.1)                                                22
Computation of Fully Diluted Earnings per Common Share (Exhibit 11.2)                                          23
Computation of Ratio of Earnings to Fixed Charges (Exhibit 12)                                                 24
Subsidiaries of the Company (Exhibit 21)                                                                       25

--------------------------------------------------------------------------------
             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

                                         NUMBER AND DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------------------------------------------
       3.  Certificate of Incorporation and Bylaws
                3.1*  Restated  Certificate of Incorporation, filed as exhibit 3.1 to the Company's annual report on
                      Form 10-K for the year ended December 31, 1992, file number 1-4448 (the "1992 Form 10-K").
                3.2*  Certificate of Designation of Series A  Junior Participating Preferred Stock, filed under  the
                      Securities Act of 1933 as exhibit 4.3 to the Company's registration statement on Form S-8 (No.
                      33-28428).
                3.3*  Amended  and Restated  Bylaws, filed as  exhibit 3.3  to the Form  10-Q for  the quarter ended
                      September 30, 1994, file number 1-4448.
       4.  Instruments defining the rights of security holders, including indentures
                4.1*  Indenture for 4 3/4% Convertible Subordinated Debentures due January 1, 2001, filed under  the
                      Securities  Act of 1933  as exhibit 2(d) to  the Company's registration  statement on Form S-7
                      (No. 2-55622).
                4.2*  Indenture dated November  15, 1985 between  the Company  and Bankers Trust  Company, filed  as exhibit  4.8 to the  Company's current report  on Form 8-K  dated December 16,  1985, file no.
                      1-4448.
                4.3*  Amended and Restated Indenture  dated November 15, 1985,  between the Company and  Continental
                      Illinois National Bank and Trust Company of Chicago, filed under the Securities Act of 1933 as exhibit 4.1 to the Company's registration statement on Form S-3 (No. 33-1665).
                4.4*  First  Supplemental  Indenture to  Amended  and Restated  Indenture  dated November  15, 1985, between the Company and Continental Illinois National Bank and Trust Company of Chicago, filed under the Securities Act of 1933 as exhibit 4.1(A) to the Company's registration statement  on
                      Form S-3 (No. 33-6746).
                4.5*  Indenture  dated as of  August 15, 1977, between  the Company and  Midlantic National Bank, as supplemented, filed as exhibit 4.7  to the Company's annual report  on Form 10-K for the  year ended December 31, 1985, file no. 1-4448 (the "1985 Form 10-K").
                4.6*  Fiscal  and Paying Agency Agreement dated as of April 26, 1984, among American Hospital Supply
                      International Finance N.V., the  Company and The Toronto-Dominion  Bank, as amended, filed  as exhibit 4.9 to the 1985 Form 10-K.
                4.7*  Fiscal  and Paying  Agency Agreement dated  as of November  15, 1984, between  the Company and
                      Citibank, N.A., as amended, filed as exhibit 4.16 to the Company's annual report on Form  10-K for the year ended December 31, 1987, file no. 1-4448 (the "1987 Form 10-K").
                4.8*  Specimen Medium-Term Note, filed as exhibit 4.10 to the 1985 Form 10-K.
                4.9*  Specimen Extendible Note, filed as exhibit 4.11 to the 1985 Form 10-K.

                                         NUMBER AND DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------------------------------------------
               4.10*  Specimen 13 1/8% Note, filed as exhibit 4.12 to the 1985 Form 10-K.
               4.11*  Specimen 9 5/8% Note, filed as exhibit 4.13 to the 1987 Form 10-K.
               4.12*  Specimen 8 7/8% Debenture, filed as exhibit 4.2(a) to the Company's current report on Form 8-K dated June 15, 1988, file no. 1-4448.
               4.13*  Specimen  9 1/2% Note,  filed as exhibit  4.3(a) to the  Company's current report  on Form 8-K dated June 23, 1988, file no. 1-4448.
               4.14*  Specimen 9 1/4%  Note, filed as  exhibit 4.3(a) to  the Company's current  report on Form  8-K dated September 13, 1989, file number 1-4448.
               4.15*  Specimen  9 1/4% Note,  filed as exhibit  4.3(a) to the  Company's current report  on Form 8-K dated December 7, 1989, file number 1-4448.
      10.  Material Contracts
               10.1*  Employment Agreement between William B. Graham and  the Company, filed as exhibit 10.1 to  the
                      1985 Form 10-K.
               10.2*  Form  of Indemnification Agreement entered into with  directors and officers, filed as exhibit
                      19.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30,  1986, file no. 1-4448.
               10.3*  Stock  Option Plan of 1977 (as  amended and restated), filed as  exhibit 19.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1984, file no. 1-4448.
               10.4*  1988 Long-Term Incentive Plan, filed as exhibit 10.12 to the 1987 Form 10-K.
               10.5*  1987-1989 Long-Term Performance Incentive Plan, filed as exhibit 10.15 to the Company's annual report on Form 10-K for the year ended December 31,1986 (the "1986 Form 10-K").
               10.6*  1989 Long-Term Incentive Plan, filed as exhibit  10.12 to the Company's annual report on  Form
                      10-K for the year ended December 31, 1988, file no. 1-4448 (the "1988 Form 10-K").
               10.7*  Stock Option Plan Adopted July 25, 1988, filed as exhibit 10.13 to the 1988 Form 10-K.
               10.8*  1991  Officer Incentive  Compensation Plan,  filed as  exhibit 10.11  to the  Company's annual report on Form 10-K for the year ended  December 31, 1990, file number 1-4448 (the "1990  Form
                      10-K").
               10.9*  Baxter  International Inc. and Subsidiaries Incentive Investment Excess Plan, filed as exhibit
                      10.17 to the 1988 Form 10-K.
              10.10*  Baxter International Inc. and Subsidiaries Supplemental  Pension Plan, filed as exhibit  10.18 to the 1988 Form 10-K.
              10.11*  Amendment  to Stock  Option Plan  of 1977, filed  as exhibit  19.2 to  the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989, file no. 1-4448 (the "September,
                      1989 Form 10-Q").
              10.12*  Limited Rights Plan, filed as exhibit 19.6 to the September, 1989 Form 10-Q.
              10.13*  Amendments to various plans regarding disability, filed as exhibit 19.9 to the September, 1989
                      Form 10-Q.
              10.14*  Amendments to  1987-1989 Long-Term  Performance Incentive  Plan and  1988 Long-Term  Incentive
                      Plan, filed as exhibit 19.10 to the September, 1989 Form 10-Q.

                                         NUMBER AND DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------------------------------------------
              10.15*  1987  Incentive Compensation Program, filed as exhibit  C to the Company's proxy statement for use in connection with its May 13, 1987, annual meeting of stockholders, file no. 1-4448.
              10.16*  Rights Agreement between the Company and The First National Bank of Chicago, filed as  exhibit
                      1 to a registration statement on Form 8-A dated March 21, 1989, file no. 1-4448.
              10.17*  Amendment  to 1987 Incentive  Compensation Program, filed  as exhibit 19.1  to September, 1989
                      Form 10-Q.
              10.18*  Deferred Compensation Plan (1990), filed as exhibit 10.24 to the 1990 Form 10-K.
              10.19*  Restricted Stock Grant Terms and  Conditions, filed as exhibit  10.25 to the Company's  annual report  on Form 10-K for the year ended December  31, 1991, file number 1-4448 (the "1991 Form
                      10-K").
              10.20*  Vernon R. Loucks Restricted Stock  Grant Terms and Conditions, filed  as exhibit 10.26 to  the
                      1991 Form 10-K.
              10.21*  Deferred Compensation Plan (1990), as amended in 1992, filed as exhibit 10.27 to the 1992 Form
                      10-K.
              10.22*  Restricted  Stock Plan for Non-Employee Directors (as  amended and restated in 1992), filed as exhibit 10.28 to the 1992 Form 10-K.
              10.23*  Restricted Stock Grant Terms and Conditions (as  amended), filed as exhibit 10.31 to the  1992
                      Form 10-K.
              10.24*  1992 Officer Incentive Compensation Plan, filed as exhibit 10.29 to the 1992 Form 10-K.
              10.25*  1993 Officer Incentive Compensation Plan, filed as exhibit 10.30 to the 1992 Form 10-K.
              10.26*  1994  Officer Incentive  Compensation Plan,  filed as  exhibit 10.31  to the  Company's annual report on Form 10-K for the year ended  December 31, 1993, file number 1-4448 (the "1993  Form
                      10-K").
              10.27*  Corporate Aviation Policy, filed as exhibit 10.33 to the 1992 Form 10-K.
              10.28*  Plan  and Agreement of Reorganization Between Baxter and Caremark International Inc., filed as exhibit 10.34 to the 1992 Form 10-K
              10.29*  1994 Incentive Compensation Program, filed as exhibit  A to the Company's proxy statement  for use in connection with its April 29, 1994 annual meeting of stockholders, file no. 1-4448.
              10.30*  1994  Shared Investment Plan and Terms and Conditions,  filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994.
              10.31*  1995 Officer  Incentive Compensation  Plan, filed  as exhibit  10.31 to  the Company's  annual report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").
              10.32*  Baxter  International Inc.  Restricted Stock Plan  for Non-Employee Directors,  as amended and restated effective May 8, 1995, filed as exhibit 10.32 to the 1994 Form 10-K.
               10.33  1996 Officer Incentive Compensation Plan.
               10.34  1995 Stock Option Plan Terms and Conditions.
               10.35  Separation Agreement: Tony L. White.
               10.36  Separation Agreement: Manuel A. Baez

                                         NUMBER AND DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------------------------------------------
      11.  Statement re: computation of per share earnings.
                11.1  Computation of primary earnings per common share.
                11.2  Computation of fully diluted earnings per common share.
      12.  Statements re: computation of ratios.
      13.  1995 Annual Report to Stockholders (such report,  except to the extent incorporated herein by  reference, is  being furnished for the information of the Securities  and Exchange Commission only and is not deemed to be filed as part of this annual report on Form 10-K).
      21.  Subsidiaries of the Company.
      23.  Consent of Price Waterhouse.
      24.  Powers of Attorney.
      27.  Financial Statement Schedule.

------------------------

* Incorporated herein by reference.

                                   (All other exhibits are inapplicable.)