Form 10-Q
period 1996-03-31
BAXTER INTERNATIONAL INC
filed 1996-05-15
CIK 10456

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q


     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -----     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

   ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____ to ____

             Commission file number 1-4448


                           BAXTER INTERNATIONAL INC.
          (Exact name of registrant as specified in its charter)

                 DELAWARE                                 36-0781620
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

  ONE BAXTER PARKWAY, DEERFIELD, ILLINOIS                 60015-4633
  (Address of principal executive offices)                (Zip Code)


                               (847) 948-2000
                      (Registrant's telephone number,
                            including area code)


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
The number of shares of the registrant's Common Stock, $1 par value, outstanding as of April 30, 1996 the latest practicable date, was 271,831,863 shares.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Income (Unaudited)
                     (In millions, except per share data)

- - --------------------------------------------------------------------------------
                                                           Three Months Ended
                                                                    March 31,
                                                            1996         1995
Operations
  Net sales                                               $1,299       $1,158
  Costs and expenses
    Cost of goods sold                                       721          652
    Marketing and administrative expenses                    276          243
    Research and development expenses                         82           76
    Special charge for litigation, net                         -           40
    Allocated interest, net                                   24           23
    Goodwill amortization                                      8            7
    Other                                                      -          (34)
- - --------------------------------------------------------------------------------
    Total costs and expenses                               1,111        1,007
- - --------------------------------------------------------------------------------
  Income from continuing operations before income taxes      188          151
  Income tax expense                                          50           53
- - --------------------------------------------------------------------------------
Income from continuing operations                            138           98
Discontinued operations
  Income from discontinued operations, net of applicable
   income tax expense of $8 in 1996 and $2 in 1995            20           47
- - --------------------------------------------------------------------------------
Net income                                                  $158         $145
- - --------------------------------------------------------------------------------
Earnings per common share
  Continuing operations                                    $0.51        $0.35
  Discontinued operations                                   0.07         0.17
- - --------------------------------------------------------------------------------
Net Income                                                 $0.58        $0.52
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

Average number of common shares outstanding                  272          281
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 Baxter International Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets
                        (In millions, except shares)

- - ----------------------------------------------------------------------------------------
                                                              March 31,     December 31,
                                                                   1996            1995
                                                            (Unaudited)
Current assets     Cash and equivalents                            $592             $476
                   Accounts receivable                              968              973
                   Notes and other current receivables              266              236
                   Inventories                                      940              906
                   Short-term deferred income taxes                 119              189
                   Prepaid expenses                                 140              131
                   ---------------------------------------------------------------------
                   Total current assets                           3,025            2,911
- - ----------------------------------------------------------------------------------------

Property,          At cost                                        3,481            3,427
plant and          Accumulated depreciation
equipment           and amortization                             (1,735)          (1,678)
                   ---------------------------------------------------------------------
                   Net property, plant and equipment              1,746            1,749
- - ----------------------------------------------------------------------------------------

Other assets       Net assets of discontinued operations          2,639            2,619
                   Goodwill and other intangibles                 1,152            1,098
                   Insurance receivables                            825              805
                   Other                                            213              255
                   ---------------------------------------------------------------------
                   Total other assets                             4,829            4,777
- - ----------------------------------------------------------------------------------------
Total assets                                                     $9,600           $9,437
- - ----------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------

Current            Notes payable to banks                          $158              $59
liabilities        Current maturities of long-term debt and
                    lease obligations                               181              160
                   Accounts payable and accrued liabilities       1,308            1,548
                   Income taxes payable                             377              387
                   ---------------------------------------------------------------------
                   Total current liabilities                      2,024            2,154
- - ----------------------------------------------------------------------------------------

Long-term debt and lease obligations                              2,672            2,372
- - ----------------------------------------------------------------------------------------
Long-term deferred income taxes                                     144              173
- - ----------------------------------------------------------------------------------------
Long-term litigation liabilities                                    675              678
- - ----------------------------------------------------------------------------------------
Other non-current liabilities                                       353              356
- - ----------------------------------------------------------------------------------------

Stockholders'      Common stock, $1 par value,
equity              authorized 350,000,000 shares,
                    issued 287,701,247 shares in
                    1996 and 1995                                   288              288
                   Additional contributed capital                 1,847            1,837
                   Retained earnings                              2,184            2,105
                   Common stock in treasury, at cost,
                    16,044,552 shares in 1996 and
                    15,801,580 shares in 1995                      (591)            (550)
                   Foreign currency adjustment                        4               24
                   ---------------------------------------------------------------------
                   Total stockholders' equity                     3,732            3,704
- - ----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $9,600           $9,437
- - ----------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (in millions)

- - ---------------------------------------------------------------------------------------------------
                                                                       Three months ended March 31,
                                                                        1996                  1995
(Brackets denote cash outflows)

Cash flow from      Income from operations                              $138                   $98
continuing          Adjustments
operations            Depreciation and amortization                       84                    88
                      Deferred income taxes                               38                   (49)
                      Gain on asset dispositions                           -                   (57)
                      Special charge for litigation, net                   -                    40
                      Other                                                4                     3
                    Changes in balance sheet items
                      Accounts receivable                                  3                    24
                      Inventories                                        (27)                  (47)
                      Accounts payable and other
                       accrued liabilities                              (250)                  (21)
                      Restructuring program payments                     (12)                  (10)
                      Other                                               (4)                  (43)
                    ------------------------------------------------------------------------------
                    Cash flow (used) provided by
                     continuing operations                               (26)                   26
- - ---------------------------------------------------------------------------------------------------
Cash flow (used) provided by discontinued operations                      (5)                  279
- - ---------------------------------------------------------------------------------------------------
Investment          Capital expenditures                                 (66)                  (63)
transactions        Acquisitions (net of cash received)
                     and investments in affiliates                       (97)                    5
                    Proceeds from asset dispositions                      (2)                   72
                    ------------------------------------------------------------------------------
                    Investment transactions, net                        (165)                   14
- - ---------------------------------------------------------------------------------------------------
Financing           Issuance of debt and lease
transactions         obligations                                         413                    87
                    Redemption of debt and lease
                     obligations                                        (845)                 (172)
                    Increase (decrease) in debt with maturities
                     of three months or less, net                        858                  (258)
                    Common stock dividends                               (78)                  (76)
                    Stock issued under employee
                     benefit plans                                        48                    25
                    Purchase of treasury stock                           (80)                 (138)
                    ------------------------------------------------------------------------------
                    Financing transactions, net                          316                  (532)
- - ---------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash
 and equivalents                                                          (4)                    5
- - ---------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                              116                  (208)

Cash and equivalents at beginning of period                              476                   468
- - ---------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                   $592                  $260
- - ---------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the "Company" or "Baxter") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1995 Annual Report to Stockholders.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

Certain amounts in the prior year condensed consolidated financial statements and the related notes thereto have been reclassified to conform to the current year presentation.

2.  DISCONTINUED OPERATIONS

On November 28, 1995, the board of directors of Baxter International Inc. approved in principle a plan to distribute to Baxter stockholders all of the outstanding stock of its health-care cost management business (the "Distribution") in a spin-off transaction which is expected to be tax-free. The creation of two independent companies will enable Baxter and the new company to devote management time, attention and investments directly to the core strategies of each business. The new health-care cost management business will consist of Baxter's cost management services, U.S. distribution, surgical products and respiratory-therapy operations. This new company will operate as a medical supplier, focused on helping customers manage the total cost of providing patient care. The Distribution is expected to occur in late 1996 and will result in the health-care cost management business operating as an independent entity with publicly traded common stock.

The following selected financial information for the new health-care cost management business (including previously divested businesses) is presented for informational purposes only and does not reflect what the results of operations and financial position would have been had it operated as a stand-alone entity. Income statement data for the health-care cost management business is as follows (unaudited):

- - --------------------------------------------------------------------------------
                                              Three months ended March 31,
(in millions)                                  1996                   1995
- - --------------------------------------------------------------------------------
Net sales                                    $1,047                 $1,159
Income before income taxes                      $29                    $49
- - --------------------------------------------------------------------------------

Net sales and income before income taxes in 1996 reflect the loss of revenues and income related to the Company's divestiture of its Industrial and Life Sciences division to VWR Corporation in September 1995.

Information regarding the composition of the net assets of the health-care cost management business at March 31, 1996 and December 31, 1995 is provided below:

- - --------------------------------------------------------------------------------
                                             March 31,           December 31,
                                                  1996                   1995
(in millions)                              (unaudited)
- - --------------------------------------------------------------------------------
Net current assets                                $763                   $722
Net noncurrent assets                            1,876                  1,897
- - --------------------------------------------------------------------------------
Net assets of the health-care cost
  management business                           $2,639                 $2,619
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

The Company has determined that, through an issuance of new third-party debt, approximately $1.2 billion of Baxter's existing debt will be indirectly assumed by the new health-care cost management business upon spin-off.

3.  ACQUISITIONS AND DIVESTITURES

On November 22, 1995, Baxter Healthcare Corporation ("BHC"), a subsidiary of Baxter International Inc. and PSICOR, Inc. ("PSICOR"), announced that they had signed a definitive agreement under which BHC would acquire PSICOR (a perfusion services business) for $17.50 per share, or approximately $80 million. The acquisition was completed at the end of January, 1996.

On May 9, 1996, Nestle S.A. and Baxter Healthcare Corporation agreed to enter into negotiations for the purpose of dissolving Clintec Nutrition Company. Clintec is a 50-50 joint venture between Baxter and Nestle that develops, markets and distributes clinical nutrition products internationally. A final dissolution agreement is expected in the second quarter of 1996.

4.  INVENTORIES

Inventories consisted of the following:

- - --------------------------------------------------------------------------------
                                             March 31,          December 31,
                                                  1996                  1995
(in millions)                              (Unaudited)
- - --------------------------------------------------------------------------------
Raw materials                                     $192                  $165
Work in process                                    162                   164
Finished products                                  586                   577
- - --------------------------------------------------------------------------------
Total inventories                                 $940                  $906
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


5.  STOCK REPURCHASE PROGRAM

In November 1995, the Company's board of directors authorized the repurchase of $500 million of the Company's common stock over several years. As of March 31, 1996, the Company had repurchased $80 million (approximately 1.7 million shares) of its common stock.

6.  RESTRUCTURING CHARGES

In November 1993, the Company announced that its board of directors approved a series of strategic actions to improve shareholder value, to extend positions of leadership in high-growth health-care markets and to reduce costs. These actions were designed to accelerate growth and reduce costs in the Company's businesses worldwide, including reorganizations and consolidations in the United States, Europe, Japan and Canada. In November 1993, the Company recorded a $230 million pretax provision to cover costs associated with these restructuring initiatives. Since the announcement of the 1993 restructuring program, the Company has implemented, or is in the process of implementing, all of the major strategic actions associated with the restructuring program, which is expected to be completed in 1997.

The following table summarizes the Company's 1993 restructuring reserves as of December 31, 1995 and March 31, 1996 (unaudited):

- - --------------------------------------------------------------------------------
                                             Divestitures
                                 Employee-      and asset      Other
(in millions)                 related costs    write-downs      costs      Total
- - --------------------------------------------------------------------------------

December 31, 1995 balance           $48           $22            $23        $93
- - --------------------------------------------------------------------------------
Utilization:
  Cash                                4             0              6         10
  Non-cash                            0             3              0          3
- - --------------------------------------------------------------------------------
March 31, 1996 balance              $44           $19            $17        $80
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

In September 1995, the Company completed a global study of its manufacturing capacity. As a result of the study, management approved a plan to consolidate the Company's manufacturing operations in Puerto Rico in order to eliminate excess capacity and reduce manufacturing costs. To effect this plan, management recorded a restructuring charge of $93 million in the third quarter of 1995.
The charge is predominantly comprised of the estimated costs to close the Company's intravenous solutions plant and warehouse in Carolina, Puerto Rico. Production and warehousing will be transferred and consolidated into other facilities in Puerto Rico and the United States. Implementation of the plan is underway and completion is anticipated by the end of 1998. Employee related costs consist primarily of severance for the approximately 1,450 positions that will be eliminated in connection with the approved plan.

In addition to the consolidation of the Company's manufacturing operations in Puerto Rico, the Company initiated plans for other organizational structure changes which resulted in a $10 million provision for employee severance.

The following table summarizes the Company's 1995 restructuring reserves as of December 31, 1995 and March 31, 1996 (unaudited):

- - --------------------------------------------------------------------------------
                                Employee-         Asset       Other
(in millions)                 related costs   write-downs      costs      Total
- - --------------------------------------------------------------------------------

December 31, 1995 balance           $26           $19             $9        $54
- - --------------------------------------------------------------------------------
Cash utilization                      5             0              0          5
- - --------------------------------------------------------------------------------
March 31, 1996 balance              $21           $19             $9        $49
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

7.  LEGAL PROCEEDINGS

In the first quarter of 1996, significant developments occurred, primarily in Japan and the United States, relative to claims and litigation pertaining to the Company's plasma-based therapies. On March 13, 1996, Baxter Ltd., the Japanese subsidiary of the Company, announced that it had accepted the basic terms of a court-imposed settlement of lawsuits filed by 400 Japanese with hemophilia who are infected with the AIDS virus and who used blood-clotting factor concentrates. The settlement anticipates a one-time payment by the Japanese government and all members of the factor concentrate industry to each claimant of 45 million yen, or approximately $420,000, and continuing monthly payments during the recipients' lifetime. Based on the courts' established definition of responsibility, the Company would be responsible for approximately 12.5 percent of the producers' share. The Company has previously established accruals that are adequate to fund the proposed settlement in Japan.

On April 18, 1996, the Company announced that it is participating with Bayer Corporation, Armour Pharmaceutical Company/Rhone-Poulenc Rorer Inc. and Alpha Therapeutic Corporation in a joint settlement proposal pertaining to U.S.
hemophilia claims and litigation.   The proposal includes a $600 million fund to
be divided per capita by U.S. people with hemophilia who are infected with the AIDS virus and who used non heat-treated blood-clotting therapies, and an additional $40 million for legal fees and administration costs. The Company's share of the settlement would be $128 million, which is within its previously established accruals for all plasma-based therapy claims and litigation.

Please refer to "Part II - Item 1. Legal Proceedings" of this document for the status of cases and claims from individuals seeking damages for injuries allegedly caused by silicone mammary implants manufactured by a division of American Hospital Supply Corporation. That section also discusses the status of lawsuits and claims involving the Company's plasma-based therapies and updates the status of other legal proceedings involving the Company.

8.  ALLOCATED INTEREST, NET

Net interest expense consisted of the following (unaudited):
- - --------------------------------------------------------------------------------
                                                   Three months ended March 31,
(in millions)                                                1996         1995
- - --------------------------------------------------------------------------------
Interest expense                                              $57          $52
Interest income                                               (11)          (9)
- - --------------------------------------------------------------------------------
Interest, net                                                 $46          $43
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
Allocated to continuing operations                            $24          $23
Allocated to discontinued operations                          $22          $20
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 1995 Annual Report to Stockholders ("ARS") contains management's discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 1995. In the ARS, management outlined its key financial objectives for 1996. These objectives and the results achieved through March 31, 1996 are summarized as follows:

- - ------------------------------------------------------------------------------------------
    FULL YEAR 1996 OBJECTIVES                     FIRST-QUARTER RESULTS
- - ------------------------------------------------------------------------------------------
 -  Generate $500 million in "operational      -  The Company generated "operational
    cash flow" in 1996.                           cash flow" of $74 million in the three
                                                  months ended March 31, 1996.
- - ------------------------------------------------------------------------------------------
 -  Achieve net income growth in the high      -  The Company's net income growth was
    single digits.                                9.0% for the first quarter of 1996.
- - ------------------------------------------------------------------------------------------
 -  Continue to reduce marketing and           -  The Company's marketing and
    administrative expenses as a percent          administrative expenses as a percent
    of sales from 18.2% in 1995.                  of sales were 18.2% for the three
                                                  months ended March 31, 1996,
                                                  compared to 18.3% for the same period
                                                  in 1995.
- - ------------------------------------------------------------------------------------------
 -  Maintain a net-debt-to-net-capital ratio   -  The Company's net-debt-to-net-capital
    between 35% to 40%.                           ratio was 39.3% at March 31, 1996.
- - ------------------------------------------------------------------------------------------
 -  Repurchase $500 million of Baxter          -  The Company repurchased
    stock over several years as authorized        approximately $80 million of its
    by the Board of Directors in November         common stock during the first three
    1995.                                         months of 1996.
- - ------------------------------------------------------------------------------------------

The above objectives were established based on total company results and do not take into account, or make any adjustment for, the planned spin-off of the health-care cost management business as a distribution to stockholders, which is expected to occur by the end of 1996. Accordingly, the results presented above reflect the combined results of both continuing and discontinued operations.
See further discussion of the spin-off of the health-care cost management business in Note 2 to the Condensed Consolidated Financial Statements.

The following management discussion and analysis pertains to continuing operations, unless otherwise noted, and describes material changes in the Company's financial condition since December 31, 1995. Trends of a material nature are discussed to the extent known and considered relevant. The analysis of results compares the three months ended March 31, 1996 with the corresponding period of 1995.

RESULTS OF OPERATIONS

The following table shows net sales growth by major geographic region
(unaudited):

- - --------------------------------------------------------------------------------
                                   Three months ended
                                            March 31,      Percent
(in millions)                        1996        1995     Increase
- - --------------------------------------------------------------------------------
Geographic regions
    International                    $655        $564         16%
    United States                     644         594          8%
- - --------------------------------------------------------------------------------
Total net sales                    $1,299      $1,158         12%
- - --------------------------------------------------------------------------------

The Company's overall net sales increase of 12% for the three-month period ended March 31, 1996 over the comparable period in 1995 was the composite of international sales growing at twice the rate of domestic sales. International sales increased 16% to $655 million in the first quarter of 1996 over the comparable period in 1995. Foreign exchange had no net impact on sales growth for the three months ended March 31, 1996. International sales growth was primarily the result of strong worldwide demand for RecombinateTM therapeutic blood products, greater penetration of renal products (particularly in Asia) and International Hospital growth (particularly in Latin America and Pacific Rim).

Domestic sales for the first quarter of 1996 were approximately $644 million, an increase of 8% over the comparable period in 1995. Domestic sales growth was primarily the result of acquisitions related to the perfusion services business (SETA, Inc. and PSICOR, Inc.) and the settlement of patent litigation which resulted in proceeds received for past royalties. Strong demand for the Company's RecombinateTM therapeutic blood products and tissue heart valves was largely offset by the first quarter decline in intravenous ("IV") systems sales from the unusually high level of sales in 1995. The higher level of sales in 1995 resulted from the Columbia/HCA Healthcare Corporation contract signed late in 1994.

The following table gives key ratios of certain income statement items (unaudited):

- - --------------------------------------------------------------------------------
                                        Three months ended
                                                 March 31,
(as a percent of sales)                    1996       1995       Increase
- - --------------------------------------------------------------------------------
Gross profit margin                        44.5%      43.7%       0.8 pts
Marketing and administrative expenses      21.2%      21.0%       0.2 pts
- - --------------------------------------------------------------------------------


The increase in gross profit margin for the three months ended March 31, 1996 is primarily attributable to favorable product mix (particularly related to cardiovascular products), geographic mix and past royalties received in a patent litigation settlement, partially offset by lower margin sales resulting from the perfusion service acquisitions of SETA and PSICOR.

Marketing and administrative expenses as a percent of sales remained relatively stable for the three month period ended March 31, 1996. The slight increase is the result of higher expenses associated with funding the Company's expansion into developing markets.

The following table shows research and development expenses (unaudited):

- - --------------------------------------------------------------------------------
                                   Three months ended
                                             March 31,        Percent
(in millions)                           1996      1995       Increase
- - --------------------------------------------------------------------------------
Research and development expenses        $82       $76            8%
- - --------------------------------------------------------------------------------
As a percent of sales                      6%        7%
- - ---------------------------------------------------------

The increase in research and development expenses reflects the Company's continued emphasis on strategic initiatives such as blood substitutes, renal therapy and transplantation, immunotherapy, gene therapy and the Novacor-Registered Trademark- left-ventricular assist system.

The decrease in other income for the first quarter of 1996 was primarily the result of a lower level of net gains associated with the disposal or discontinuance of minor, non-strategic businesses and investments. There were no net gains in the first quarter of 1996. In 1995 other income of $34 million primarily related net gains associated with the disposal of the Company's investment in MediSense, Inc., partially offset by foreign exchange losses and minor, non-recurring charges.

The following table shows pretax income from continuing operations (unaudited):


- - --------------------------------------------------------------------------------
                                   Three months ended
                                             March 31,        Percent
(in millions)                           1996      1995       Increase
- - --------------------------------------------------------------------------------
Pre tax income from continuing
 operations                             $188      $151            25%
- - --------------------------------------------------------------------------------

Pretax income from continuing operations in 1996 benefited from the settlement of patent litigation and the SETA and PSICOR acquisitions, discussed previously. Additionally, the 1995 results for the three-month period benefited from the gains associated with the disposition of the Company's investment in MediSense Inc., offset by a litigation charge for mammary implants. Excluding these and other minor, non-recurring items, the estimated growth in pretax income from continuing operations for the three months ended March 31, 1996 would have been approximately 15% over the comparable period in 1995. The growth of 15% was primarily the result of increased international revenues, which generally have higher margins.

The effective income tax rate for the total company (continuing and discontinued operations) was 26.9% for the first quarter of 1996 compared to 27.5% for the similar period in 1995. The slight reduction in the tax rate in 1996 is primarily due to a larger portion of the Company's earnings generated in lower tax jurisdictions. The effective income tax rate for continuing operations was 26.6% for the three months ended March 31, 1996 compared to 35.1% for the similar period in 1995. The difference in the effective tax rates in 1996 and 1995 was primarily the result of the Company's decision in early 1995 to repatriate certain foreign earnings. This had the effect of increasing the effective rate for continuing operations, and lowering the effective rate for
discontinued operations.   Management expects that the tax rate for
continuing operations, with its anticipated domestic and international earnings mix, will be in the 28%-30% range in 1997.

Net earnings from continuing operations was $138 million in the first quarter of 1996 compared with $98 million in 1995. Earnings per common share from continuing operations was 51 cents in the first quarter of 1996 compared to 35 cents in 1995. The increase in 1996 primarily reflects international sales growth, higher margins resulting from product and geographical mixes, the favorable impact of a patent settlement and the decrease in the effective tax rate discussed above.

Net income and earnings per share increased 9% and 12%, respectively, for the first three months of 1996 over the comparable period in 1995. These increases reflect general growth in the Company's operations (primarily international), improved gross margins and expense control, the favorable impact of a patent settlement, and a slight decrease in the Company's overall effective tax rate, offset by the loss of revenue resulting from the Company's divestiture of the Industrial and Life Sciences division, which is reflected in discontinued operations. The weighted average shares outstanding for the first quarter of 1996 decreased compared to the first quarter of 1995 as a result of the completion of the Company's first $500 million stock repurchase program in September 1995 and 1996 repurchases under its second $500 million repurchase program. This decrease in average shares outstanding caused earnings per share to grow at a higher rate than net income for this period.

RESTRUCTURING PROGRAMS

Baxter currently has two restructuring programs in process. The 1993 restructuring program was designed to accelerate growth and reduce costs in the Company's businesses worldwide, including reorganizations and consolidations in the United States, Europe, Japan and Canada. The 1995 restructuring program was initiated to consolidate the Company's manufacturing operations in Puerto Rico in order to eliminate excess capacity and reduce manufacturing costs. See Note 6 to the Condensed Consolidated Financial Statements for discussions related to the initial charges for the programs, components of the charges, and cash and non-cash usage of the related liabilities.

Since the announcement of its 1993 restructuring program the Company has implemented, or is in the process of implementing, all of the major strategic actions associated therewith and is satisfied that such actions are generally progressing on schedule and that the overall program will meet previously established financial targets. In the first three months of 1996, the Company utilized $13 million of restructuring reserves, including $10 million in cash payments. Cash outflows pertain primarily to employee-related costs for severance, outplacement assistance, relocation and retention. The Company has eliminated approximately 1,300 positions of the approximately 1,640 positions affected by the program. The majority of the remaining reductions will occur throughout the remainder of 1996 and 1997 as facility closures and consolidations are completed as planned. The Company currently anticipates that it will achieve approximately $110 million of savings in 1996, which is consistent with its original savings target. Management anticipates that these savings will be partially invested in increased research and development and expansion into growing international markets.

Management is in the early stages of implementing its 1995 restructuring program. In the first three months of 1996, the Company utilized $5 million of restructuring reserves. Utilization primarily related to cash payments for severance. The Company has eliminated approximately 250 positions of the approximately 1,450 positions affected by the program. The plant closure and consolidations in Puerto Rico will lower the Company's manufacturing costs. Management believes these actions will help mitigate the Company's exposure to future gross margin erosion arising from pricing pressure primarily in the United States.

Management anticipates that future cash expenditures related to both the 1993 and 1995 restructuring programs will be funded from cash generated from operations. Management further believes that its remaining restructuring reserves are adequate to complete the actions contemplated by both restructuring programs.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company's liquidity in terms of its overall ability to mobilize cash to support ongoing business levels and to fund its growth.

Cash flow used by continuing operations (which includes working capital components) was $26 million for the three months ended March 31, 1996 as compared to $26 million provided by continuing operations for the corresponding period in 1995. The difference primarily reflects net cash outflows for working capital components, including a payment of $125 million in connection with the mammary implant revised global settlement. Management believes that the Company's cash flow is sufficient to support normal ongoing business requirements.

As a result of the Company's continued emphasis on cash flow, management monitors an internal performance measure called "operational cash flow" which evaluates each operating business on all aspects of cash flow under its direct control. The incentive compensation programs for the Company's senior management in each business include significant emphasis on the attainment of both "operational cash flow" as well as earnings objectives.

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to the Company's internal measure of "operational cash flow" (unaudited):

- - --------------------------------------------------------------------------------
                                                      Three months ended
(in millions)                                                  March 31,
(brackets denote cash outflows)                       1996          1995
- - --------------------------------------------------------------------------------
Cash flow provided by continuing operations
 per the Company's condensed
 consolidated statements of cash flows               $(26)           $26
Capital expenditures                                  (66)           (63)
Net interest after tax                                 14             13
Mammary implant litigation, net                       121             10
Other                                                   0             23
- - --------------------------------------------------------------------------------
"Operational cash flow" - continuing operations        43              9
- - --------------------------------------------------------------------------------
"Operational cash flow" - discontinued operations      31            101
- - --------------------------------------------------------------------------------
Total "operational cash flow"                         $74           $110
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

Total "operational cash flow" of $74 million is consistent with the Company's objective to generate "operational cash flow" of $500 million in 1996.

The Company's current assets exceeded current liabilities by $1,001 million at March 31, 1996 and $757 million at December 31, 1995. Current assets include accounts and notes receivable of $1,234 million and inventories of $940 million at March 31, 1996.

These sources of liquidity are convertible into cash over a relatively short period of time and, thus, will help the Company satisfy normal operating cash requirements.

The following table shows the components of net investment transactions (unaudited):

- - --------------------------------------------------------------------------------
                                    Three months ended
(in millions)                                March 31,      Percent
(brackets denote cash outflows)         1996      1995     Increase
- - --------------------------------------------------------------------------------
Capital expenditures                   $(66)      $(63)         5%
Acquisitions                            (97)         5        n/a
Proceeds from asset dispositions         (2)        72        n/a
- - --------------------------------------------------------------------------------
Total investment transactions, net    $(165)       $14
- - --------------------------------------------------------

Capital investments are being made for the expansion of manufacturing capacity for renal, cardiovascular and biotech products, renal leased equipment and construction of a manufacturing facility for blood substitutes in Switzerland. Consistent with Baxter's global expansion strategy, on May 6, 1996, the Company's board of directors approved up to $30 million in capital expenditures for two new IV products manufacturing facilities in China.

The increase in acquisitions primarily relates to the acquisition of PSICOR, Inc. in January 1996. See Note 3 to the Condensed Consolidated Financial Statements for additional information.

As of March 31, 1996, the Company's net-debt-to-net-capital ratio was 39.3% as compared to 36.3% at December 31, 1995. These results are consistent with the Company's stated goal of maintaining a net-debt-to-net-capital ratio of between 35% to 40%.

The Company has determined that, through an issuance of new third-party debt, approximately $1.2 billion of Baxter's existing debt will be indirectly assumed by the new health-care cost management business upon spin-off. Management expects that the debt of both companies will be investment grade. See further discussion of the spin-off of the health-care cost management business in Note 2 to the Condensed Consolidated Financial Statements.

The Company intends to fund its short-term and long-term obligations as they mature by issuing additional debt or through cash flow from operations. The Company believes it has lines of credit adequate to support ongoing operational, restructuring and litigation requirements. Beyond that, the Company believes it has sufficient financial flexibility to attract long-term capital on acceptable terms as may be needed to support its obligations and growth objectives.

In November 1995, the Company's board of directors authorized the repurchase of $500 million of the Company's common stock over a period of several years. As of March 31, 1996, the Company had repurchased $80 million (or approximately 1.7 million shares) of its common stock.

On May 6, 1996, the board of directors declared a quarterly dividend on the Company's common stock of 30.25 cents per share (annualized rate of $1.21 per share). As a result of the planned spin-off of the health-care cost management business, the Company is reviewing its current dividend policy. However, it is management's present intent that the current annual dividend be allocated between Baxter's continuing operations and the health-care cost management business subsequent to the spin-off.

LITIGATION

Refer to "Part II - Item 1. Legal Proceedings" in this document for the status of cases and claims from individuals seeking damages for injuries allegedly caused by silicone mammary implants manufactured by a division of American Hospital Supply Corporation. That section also discusses the status of lawsuits and claims involving the Company's plasma-based therapies.

Upon resolution of any of the uncertainties described in "Part II - Item 1. Legal Proceedings" in this document, the Company may incur charges in excess of presently established reserves. While such future charges could have a material adverse impact on the Company's net income in the period in which it is recorded, management believes that any outcome of these actions, individually or in the aggregate, will not have a material adverse effect on the Company's cash flow or consolidated financial position.

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 1996 has been performed by Price Waterhouse LLP, the Company's independent public accountants. Their report on the interim condensed consolidated financial information follows. There have been no adjustments or disclosures proposed by Price Waterhouse LLP which have not been reflected in the interim condensed consolidated financial information. Their report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                      REPORT OF INDEPENDENT ACCOUNTANTS



May 14, 1996



Board of Directors and Stockholders of
Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and condensed consolidated statements of cash flows of Baxter International Inc. and its subsidiaries as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995. This interim financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated February 14, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



Price Waterhouse LLP

                          PART II.  OTHER INFORMATION
                 Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

As of March 31, 1996, the Company was a defendant or co-defendant in 6,986 lawsuits and had 1,761 pending claims from individuals, all of which seek damages for injuries allegedly caused by silicone mammary implants manufactured by the American Heyer-Schulte division of American Hospital Supply Corporation ("American"). The comparable number of cases and claims was 8,725 as of December 31, 1995. In the first quarter of 1996, 37 cases and claims were disposed of.

The typical case or claim alleges that the individual's mammary implants caused one or more of a wide range of ailments, including non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sjogren's Syndrome, dermatomyositis, polymyositis, and chronic fatigue.

In addition to the individual suits against the Company, a class action on behalf of Louisiana women with mammary implants filed against all manufacturers of such implants is pending in state court in Louisiana (SPITZFADDEN, ET AL., V. DOW CORNING CORP., ET AL., Dist. Ct., Parish of Orleans, 92-2589). Baxter also has been named in 10 other purported additional class actions, none of which is currently certified. A suit seeking class certification on behalf of all residents of the Province of Ontario, Canada, who received Heyer-Schulte implants was dismissed as to Baxter (BURKE, V. AMERICAN HEYER-SCHULTE, ET AL., Ontario Prov. Court, Gen. Div., 15981/93). That case currently is on appeal. Three other suits seeking class certification on behalf of all women in the Provinces of Ontario, Quebec and British Columbia, respectively, who received Heyer-Schulte mammary implants have been filed (BENNETT V. AMERICAN HEYER-SCHULTE, ET AL., Ontario Prov. Court, Gen. Div., 18169/94; PELLETIER V. BAXTER HEALTHCARE CORPORATION, ET AL., Quebec Prov. Court, Dist. of Montreal, 500-06-000005-955; HARRINGTON V. DOW CORNING CORPORATION, ET AL., Supreme Court, British Columbia, C954330). On April 11, 1996, the HARRINGTON court certified the proceeding as a class action on one issue only: whether silicone gel breast implants are reasonably fit for their intended purpose. The Company is vigorously defending this action.

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

There also are issues concerning which of the Company's insurers are responsible for covering each matter and the extent of the Company's claims for contribution against third parties. The Company believes that a substantial portion of the liability and defense costs related to mammary implant cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. Most of the Company's insurers have reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. The
Company is engaged in active negotiations with its insurers concerning coverages and the settlement described below. The Company has consummated a "Coverage-in-Place" Agreement with certain London Market Insurers which it believes collectively subscribed the majority of the Company's solvent London occurrence coverage for the period 1979 to 1985. The Agreement resolves the signatory insurers' coverage defenses and specifies rules and procedures for their allocation and payment of defense and indemnity costs. The amounts the signatory insurers will pay the Company depends upon how much loss the Company incurs in connection with breast implant claims, subject to policy limits.
Three of the Company's claims-made insurers have tendered the full amounts of their policies to the Company and a fourth has tendered the full amounts of its policy ratably as claims are paid. Additionally, the Company received certain funds in settlement of claims pending against a carrier in liquidation. The total amount tendered from the claims-made insurers and others exceeds $100 million.

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

In 1994, representatives of the plaintiffs and certain defendants in these cases negotiated a global settlement of the issues under the jurisdiction of the Court in LINDSEY, ET AL., V. DOW CORNING, ET AL., U.S.D.C. N. Dist. Ala., CV 94-P-11558-S. The monetary provisions of the settlement, providing compensation for all present and future plaintiffs and claimants through a series of specific funds and a disease compensation program involving scheduled medical conditions, were agreed upon by most of the significant defendants and representatives of the plaintiffs. The total of all of the specific funds and the disease compensation program, which would be paid-in and made available over approximately 30 years following final approval of the settlement by the courts, was $4.255 billion. The Company's share of this settlement was established by the settlement negotiations at $556 million. Appeals have been filed challenging the global settlement.

The time to file current claims against the fund ended on September 16, 1994. Since that date, the Court's claims administration office has been evaluating the current claims filed against the scheduled medical conditions. If those claims exceed the funds available, the settlement agreement provides for reductions of the amounts payable for scheduled medical conditions (a "ratchet"), and for negotiations among the representatives of the plaintiffs and the settling defendants with respect to the shortfall in funding for current claims. The Court indicated that it expected that there would be a substantial ratchet downward in the amounts payable, and this expectation resulted in further negotiations among the parties. As a result of the anticipated substantial ratchet, on October 9, 1995, the Court in the LINDSEY case reopened the right for individual plaintiffs and claimants to remove themselves from the settlement ("opt-out"). On October 20, 1995, Baxter, Bristol-Myers Squibb Company and Minnesota Mining and Manufacturing Company presented a draft proposal to the Court modifying, among other things, the compensation program under the current settlement. The settlement continues to provide compensation for all present and future plaintiffs and claimants who have, or had at any time, one or more mammary implants manufactured by any of the settling defendants; however, current claims would be paid substantially through a claims-made program and all compensation amounts have been substantially reduced. On November 13, 1995, the Company's Board of Directors authorized the Company to participate in the revised settlement. Subsequently, Union Carbide Corporation and McGhan Medical Corporation joined the revised settlement. On December 22, 1995, the Court approved the revised settlement program. On January 16, 1996, the Company, Bristol-Myers Squibb Company and Minnesota Mining and Manufacturing Company each paid $125 million into the Court-established fund as an initial reserve to pay claims under the revised settlement.

Under the revised settlement, plaintiffs and claimants will receive letters from the Court's claims administration office notifying them of the status of their claim, at which time they will have the option of accepting the settlement or opting out of the settlement. The "Notification of Status" letters are expected to be sent out beginning in May, 1996.

On May 15, 1995, Dow Corning Corporation, one of the defendants in the breast implant cases declared bankruptcy and filed for protection under Chapter 11 IN
RE: DOW CORNING CORPORATION, U.S.D.C., E.D. Mich. 95-20512, 95CV72397-DT. ("Dow Corning Bankruptcy"). The full impact of these proceedings on the global settlement is unclear. As a result of the Dow Corning bankruptcy, Baxter was able to remove a substantial number of opt-out claims from state to federal
courts.   As of June 30, 1995, Baxter had removed the claims of 2,361 individuals and moved to transfer all of those cases to the federal district court in Michigan in which the Dow Corning bankruptcy is pending. The Court denied transfer of these cases. Baxter appealed the Court's denial, and on April 9, 1996, the 6th Circuit Court of Appeals reversed the District Court's ruling and remanded the cases back to the district court. The District Court must now decide whether to grant transfer of these cases or abstain (in essence, refuse to transfer).

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

As of March 31, 1996, the Company was a defendant, or co-defendant, in 430 lawsuits, and had 905 pending claims in the United States, Canada, Ireland, Italy, Spain, Japan and the Netherlands, involving individuals who have hemophilia, or their representatives. Those cases and claims seek damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII and IX derived from human blood plasma processed and sold by the Company.

The typical case or claim alleges that the individual with hemophilia was infected with HIV by infusing Factor VIII or Factor IX concentrates ("Factor Concentrates") containing HIV.

All Federal Court Factor Concentrate cases have been transferred to the U.S.D.C. for the Northern District of Illinois for case management under Multi District Litigation (MDL) rules. In addition to the individual suits against the company, a purported class action was filed on September 30, 1993, on behalf of all U.S. residents with hemophilia (and their families) who were treated with Factor Concentrates and who allegedly are infected with HIV as a result of the use of such Factor Concentrates. This lawsuit was filed in the United States District Court for the Northern District of Illinois (WADLEIGH, ET AL., V. RHONE-POULENC RORER, ET AL., U.S.D.C., N. Dist., Ill. 93C 5969). On November 3, 1994, the court certified the class only for the purpose of determining whether the defendants' actions were negligent. The defendants in this case filed a petition for a Writ of Mandamus with the 7th Circuit Court of Appeals seeking an order directing the district court judge to vacate that certification. On March 16, 1995, the Court of Appeals granted the petition and stated that it would issue a Writ of Mandamus directing the District Court to vacate its certification. On April 28, 1995, the Court of Appeals denied the plaintiffs request for a rehearing EN BANC, but stayed enforcement of the writ pending a petition for certiorari by the plaintiffs to the U.S. Supreme Court. On October 2, 1995, the U.S. Supreme Court denied the plaintiffs petition for certiorari. On January 16, 1996, the District Court decertified the class. Baxter has also been named in five other purported class actions, none of which have been certified and three of which have been transferred to the MDL for discovery purposes.

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

The Company has filed suit in California, against all of the insurance companies that issued comprehensive general liability and excess liability policies to the Company for a declaratory judgment that the policies of all of the carriers provide coverage. In that suit, the Company also sued Zurich Insurance Co., one of the Company's comprehensive general liability insurance carriers, for failure to defend it. The Company subsequently dismissed without prejudice its claims against all of the excess insurance carriers except Columbia Casualty Company (one of the Company's excess insurers during part of the relevant time period). The Company has filed an Amended Complaint in the California action seeking a declaration that Zurich has a duty to defend the Company in connection with the Factor Concentrate cases and claims.

Zurich Insurance Co. has filed a suit in Illinois against the Company, seeking a declaratory judgment that the policies it had issued do not cover the losses that the Company has notified it of for a number of reasons, including that Factor Concentrates are products, not services, and are, therefore, excluded from the policy coverage, and that the Company has failed to comply with various obligations of notice, and the like under the policies.

The Company's excess liability insurance carriers also brought suit in Illinois for a declaratory judgment as to the parties' respective liabilities. That suit has been dismissed without prejudice. The suit filed by Zurich in Illinois had been stayed pending resolution of the Company's California case. Zurich appealed that stay and the Illinois Appellate Court reversed and issued a certificate of importance ensuring the Illinois Supreme Court will hear the Company's appeal. In January 1996, the Illinois Supreme Court issued an interim order precluding the company from prosecuting the California action during the pendency of the appeal before the Illinois Supreme Court. Thus, the California action is currently stayed.

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

On June 29, 1995, the German parliament approved the creation of an assistance fund for approximately 1,900 individuals, and their families, who contracted HIV from blood and blood products in the early 1980s. The fund of approximately $180 million will be established by contributions from the German federal and state governments, the German Red Cross and fractionators who sold Factor Concentrate during the relevant period of time. The Company has agreed to contribute approximately $12 million over a four-year period of time. Claims against the German federal and state governments, the German Red Cross and fractionators contributing to the fund are, by law, extinguished.

In Japan, the Company is a defendant, along with the Japanese government and four other codefendants, in multiple-plaintiff Factor Concentrate cases in Osaka and Tokyo. Both cases currently involve 374 plaintiffs, at least 166 of whom allegedly used Baxter Factor Concentrates. The Japanese Ministry of Health and Welfare ("MHW") estimates that there are approximately 1,400 hemophiliacs who are HIV-positive or AIDS-manifested, and approximately 400 who have died.

In October 1995, the Osaka and Tokyo court issued interim opinions setting forth a first proposal for settlement. In general, the settlement recommendations provided for payment of an up-front, lump sum amount of approximately $450,000 per plaintiff, 40% funded by the Japanese government and 60% funded by the corporate defendants. The proposal foresees limited credits to be applied to the corporate defendants' share of the settlement for prior payments made under the "Yuai Zaidan" (a government-administered program, funded almost entirely by the corporate defendants, which pays monthly amounts to HIV-infected and AIDS-manifested hemophiliacs and their survivors). The courts also raised the possibility of additional payments of unspecified amounts supplemental to the lump-sum, which will be paid during the life of an infected hemophiliac. The courts directed the parties to commence settlement negotiations under the framework outlined above.

On February 9, 1996, the MHW announced that it had recently discovered several files of documents which confirmed that the Ministry was aware, at the time the heat-treated Factor Concentrates were available, the non heat-treated Factor Concentrates could transmit the AIDS virus. On February 16, 1996, the MHW admitted the responsibility on the part of the government as indicated in the courts' interim opinions and presented a public apology.

On March 7, 1996, the Osaka and Tokyo courts issued their second interim opinions concerning a proposal of settlement. The second proposal did not alter the basic terms of the first proposal and included additional clarifications and provisions concerning supplemental on-going payments, attorneys fees, continuation of the Yuai Zaidan, contributions of the corporate defendants, and additional burdens on the Japanese government. With respect to the corporate defendants' contributions, the courts determined that each such defendant's share of the settlement should be in accordance with it's respective market share as it existed in 1983. Thus, the Company's share would be approximately 12.50% (of the 60% portion of the total settlement to be funded by the corporate defendants). On March 29, 1996, the courts announced that each party, including the Company, had accepted the court-directed settlement. A number of issues and details remain to be resolved which may alter some of the terms discussed above.

On April 18, 1996, Alpha Therapeutic Corporation, Armour Pharmaceutical Company, Baxter Healthcare Corporation, and Bayer Corporation made a settlement proposal to all plaintiffs' counsel of record in the U.S. hemophilia Factor Concentrate litigation. The proposal essentially provides for $600 million in payments to HIV-positive people with hemophilia in the U.S., per capita, with an additional $40 million for legal fees and administration costs. Included in the terms of the settlement proposal are proposed restrictions on the number of persons who can opt-out, a requirement for insurance carrier approval, and a requirement that each participant execute general releases for present and future claims. Negotiations concerning the defendants' proposal are continuing.

The Company has been notified that approximately 1,354 HIV positive hemophiliacs in Spain are investigating the possibility of filing suit both in the United States and in Spain against the Company and other fractionators which sold factor concentrate in Spain in the early 1980s. As of this time, no formal suits have been filed against the Company either in Spain or the United States. Approximately 800 of these individuals have taken Baxter factor concentrates.

On February 21, 1994, the Company began the voluntary withdrawal worldwide of its Gammagard-Registered Trademark- IGIV (intravenous immune globulin) because of indications that it might be implicated in Hepatitis C infections occurring in users of Gammagard. Gammagard is a concentration of antibodies derived from human plasma and is used to treat immune-suppressed patients. A new immune globulin, Gammagard S/D-Registered Trademark-, produced with an additional viral inactivation process was introduced by the Company after licensure in the United States and certain other countries.

As of March 31, 1996, the Company had received reports of alleged Hepatitis C transmission from 352 patients. The exact cause for these reports has not been determined; however, many of the reports have been associated with Gammagard injection produced from plasma which was screened for antibodies to the Hepatitis C virus through second-generation testing. The number of patients receiving Gammagard IGIV produced from the second-generation screened plasma is not yet known, nor is the number of patients claiming exposure to Hepatitis C known.

As of March 31, 1996, the Company was a defendant in 110 lawsuits and had 88 pending claims in United States, Denmark, France, Germany, Italy, Spain, Sweden and the United Kingdom resulting from this incident. Seven suits in the United States have been filed as purported class actions: (LOWE V. BAXTER, U.S.D.C., W.D. KY, C94-0125; MOCK V. BAXTER, ET AL., U.S.D.C., ID, CIV-94-0524-S-LMV; FAYNE V. BAXTER, U.S.D.C., S.D., NY, 95CIV1129; GUTTERMAN V. BAXTER, U.S.D.C., S.D., IL, 95-198-WDS; GEARY V. BAXTER, U.S.D.C., W.D., PA, 95 0457; KELLEY V. BAXTER, U.S.D.C., M.D., NC, 6:95CV00178; and LOGAN, ET AL. V. BAXTER, U.S.D.C., Central Dist., CA, 95-3584). On December 18, 1995, the LOWE class action allegations were voluntarily dismissed with prejudice by the plaintiffs. The suits allege infection with the Hepatitis C virus from the use of Gammagard. On June 9, 1995, the judicial panel on multi-district litigation ordered all federal cases involving Gammagard to be transferred to the Central District of California for coordinated pretrial proceedings before Judge Manuel L. Real, MDL docket no. 95-1060. Of the 104 pending suits in the United States, 80 are filed in federal court (including the 6 class actions), and all are expected to be transferred to Judge Real. On February 21, 1996, Judge Real certified a nationwide class of all recipients and their spouses, representatives, etc., who had infused Gammagard. The Company sought an immediate stay of the class notice from the 9th Circuit Court of Appeals and subsequently filed a Writ of Mandamus seeking class decertification. The 9th Circuit Court of Appeals granted the stay of the class notice on March 19, 1996 and on April 12, 1996, granted a stay of the class certification pending final determination on the writ. Judge Real has scheduled a trial for September 18, 1996. The Company is vigorously defending these cases.

In the fourth quarter of 1993, the Company accrued $131 million for its estimated worldwide liability for litigation and settlement expenses involving anti-hemophilic Factor Concentrate cases, and recorded a receivable for insurance coverage of $83 million, resulting in a net charge of $48 million.

In the third quarter of 1995, significant developments occurred, primarily in the United States, Europe and Japan relative to claims and litigation pertaining to the Company's plasma-based therapies, including Factor Concentrates. After analyzing circumstances in light of recent developments and considering various factors and issues unique to each geography, the Company revised its estimated exposure from the $131 million previously recorded for Factor Concentrates to $378 million for all plasma based therapies. Related estimated insurance recoveries were revised from $83 million for Factor Concentrates to $274 million for all plasma based therapies. This resulted in a net charge of $56 million in the third quarter of 1995.

Upon resolution of any of the uncertainties concerning these cases, or if the Company, along with the other defendants, enters into comprehensive settlements of the litigations described above, the Company may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the Company's net income in the period in which it is recorded, management believes that any outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position.

Baxter Healthcare Corporation ("BHC") was one of 10 defendants named in a purported class action filed in August 1993, on behalf of all medical and dental personnel in the state of California who allegedly suffered allergic reactions to natural rubber latex gloves and other protective equipment or who allegedly have been exposed to natural rubber latex products. (KENNEDY, ET AL., V. BAXTER HEALTHCARE CORPORATION, ET AL., Sup. Ct., Sacramento Co., Cal., #535632). The case alleges that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted defendants' demurrer to the class action allegations. On February 29, 1996, the California Appellate Court upheld the trial court's ruling. In April 1994, a similar purported class action, GREEN, ET AL. V. BAXTER HEALTHCARE CORPORATION, ET AL., (Cir. Ct., Milwaukee Co., WI, 94CV004977) was filed against Baxter and three other defendants. The class action allegations have been withdrawn, but additional plaintiffs added individual claims. As of March 31, 1996, 24 additional lawsuits and two claims have been served on the Company containing similar allegations of sensitization to natural rubber latex products. The Company will vigorously defend against these actions. Management believes that the outcome of these matters will not have a material adverse effect on the Company's results of operations or consolidated financial position.

A purported class action has been filed against the Company, Caremark International Inc. ("Caremark"), C.A. (Lance) Piccolo, James G. Connelly and Thomas W. Hodson (all current officers of Caremark) alleging securities law disclosure violations in connection with the November 30, 1992, spin-off of Caremark in the Registration and Information Statement ("Registration Statement") and subsequent SEC filings submitted by Caremark (ISQUITH V. CAREMARK INTERNATIONAL, INC., ET AL., U.S.D.C., N. Dist. Ill., 94C 5534). The plaintiffs allege, among other things, that the Registration Statement and subsequent SEC filings contained false and misleading statements regarding the scope of the Office of Inspector General for the Department of Health and Human Services' investigation of Caremark's business and Medicare/Medicaid patient-referral practices. The Company has responded to the complaint and is vigorously defending this action. Management believes that the outcome of this matter will not have a material adverse effect on the Company's results of operations or consolidated financial position.

Under the U.S. Superfund statute and many state laws, generators of hazardous waste which is sent to a disposal or recycling site are liable for cleanup of the site if contaminants from that property later leak into the environment.
The law provides that potentially responsible parties may be held jointly and severally liable for the costs of investigating and remediating a site. This liability applies to the generator even if the waste was handled by a contractor in full compliance with the law.

As of March 31, 1996, Baxter has been named as a potentially responsible party for cleanup costs at 18 hazardous waste sites. The Company's largest exposure is at the Thermo-Chem site in Muskegon, Michigan. The Company expects that the total cleanup costs for this site will be between $44 million and $65 million, of which the Company's share will be approximately $5 million. This amount, net of payments of approximately $1 million, has been accrued and is reflected in the Company's financial statements. The estimated exposure for the remaining 17 sites is approximately $7 million, which has been accrued and reflected in the Company's financial statements.

The Company is a defendant in a number of other claims, investigations and lawsuits. Based on the advice of counsel, management does not believe that the other claims, investigations and lawsuits individually or in the aggregate, will have a material adverse effect on the Company's operations or its consolidated financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1996 annual meeting of stockholders was held on May 6, 1996 for the purpose of electing directors, approving the appointment of auditors, and voting on the proposals listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                  Number of Votes
                                     ----------------------------------------
                                       In favor            Abstained/Withheld
                                     -----------           ------------------
Silas S. Cathcart                    230,182,393               3,752,007
David W. Grainger                    230,220,908               3,713,492
Martha R. Ingram                     230,274,187               3,660,213
Harry M. Jansen Kraemer, Jr.         230,293,507               3,640,893
Reed V. Tuckson, M.D.                230,115,233               3,819,167
Fred L. Turner                       230,246,679               3,687,721

The results of other matters voted upon at the annual meeting are as follows:


                                                      Number of Votes
                                         ---------------------------------------
                                           In favor      Against      Abstained
                                         -----------   -----------   -----------
Approval of Price Waterhouse LLP
as independent accountants for
the Company for 1996.                    232,829,666       610,215      494,519

Defeat of the stockholder proposal
relating to cumulative voting in the
election of directors.                    64,489,379   131,509,942   14,388,892

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

      Exhibits required by Item 601 of Regulation S-K are listed in the
      Exhibit Index hereto.

(b)   Report on Form 8-K

      A report on Form 8-K, dated April 19, 1996, was filed with the SEC under
Item 5, Other Events, to file a press release which announced participation in a joint settlement proposal for U.S. hemophilia litigation.

                                  Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BAXTER INTERNATIONAL INC.
                                       ------------------------------------
                                           (Registrant)


Date:  May 14, 1996                    By:/s/ Harry M. Jansen Kraemer, Jr.
                                       ------------------------------------
                                       Harry M. Jansen Kraemer, Jr.
                                       Senior Vice President and
                                       Chief Financial Officer

         Exhibits Filed with Securities and Exchange Commission

Number    Description of Exhibit                                 Page Number
- - ------    ----------------------                                 -----------
11.1      Computation of Primary
          Earnings Per Common Share                                  31

11.2      Computation of Fully Diluted
          Earnings Per Common Share                                  32

  12      Computation of Ratio of
          Earnings to Fixed Charges                                  33

  15      Letter Re Unaudited Interim
          Financial Information                                       *

  27      Financial Data Schedule                                     *

          (All other exhibits are inapplicable.)


* Shown only in the original filed with the Securities and Exchange Commission