Form 10-Q
period 1996-06-30
BAXTER INTERNATIONAL INC
filed 1996-08-14
CIK 10456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____ to ____

          Commission file number 1-4448


                            BAXTER INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                           36-0781620
   -------------------------------                           ----------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

One Baxter Parkway, Deerfield, Illinois                           60015-4633
- - ---------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)


                               (847)  948-2000
                         -----------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of July 31, 1996, the latest practicable date, was 272,520,911 shares.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements


                   Baxter International Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (Unaudited)
                      (in millions, except per share data)

- - ---------------------------------------------------------------------------------------
                                                  Three months ended   Six months ended
                                                            June 30,           June 30,
                                                     1996       1995    1996       1995
Operations
   Net sales                                       $1,335     $1,276  $2,634     $2,434

   Costs and expenses
      Cost of goods sold                               741       702   1,462      1,354
      Marketing and administrative
       expenses                                        282       278     558        521
      Research and development
       expenses                                         84        82     166        158
      Special charge for
       litigation, net                                   -         -       -         40
      Allocated interest, net                           26        24      50         47
      Goodwill amortization                              9         7      17         14
      Other                                             (4)        5      (4)       (29)
- - ----------------------------------------------------------------------------------------
      Total costs and expenses                       1,138     1,098   2,249      2,105
- - ----------------------------------------------------------------------------------------
   Income from continuing operations
        before income taxes                            197       178     385        329
   Income tax expense                                   55        64     105        117
- - ----------------------------------------------------------------------------------------
   Income from continuing operations                   142       114     280        212
   Discontinued operations
     Income from discontinued operations, net of
      income taxes of $10 and $18 in 1996
      and $0 and $2 in 1995                             34        51      54         98
- - ----------------------------------------------------------------------------------------
     Net income                                       $176      $165    $334       $310
- - ----------------------------------------------------------------------------------------
   Earnings per common share
      Continuing operations                          $0.52     $0.41   $1.03      $0.76

      Discontinued operations                         0.13      0.18    0.20       0.35
- - ----------------------------------------------------------------------------------------
     Net Income                                      $0.65     $0.59   $1.23      $1.11
- - ----------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------

   Average number of common shares
     outstanding                                       272       278     272        280
- - ----------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Baxter International Inc. and Subsidiaries
                               Consolidated Balance Sheets
                               (in millions, except shares)

- - ----------------------------------------------------------------------------------------
                                                            June 30,        December 31,
                                                                1996                1995
                                                         (Unaudited)
Current        Cash and equivalents                             $670                $476
assets         Accounts receivable                               956                 973
               Notes and other current
                 receivables                                     240                 236
               Inventories                                       942                 906
               Short-term deferred income taxes                  151                 189
               Prepaid expenses                                  157                 131
               -------------------------------------------------------------------------
               Total current assets                            3,116               2,911
- - ----------------------------------------------------------------------------------------
Property,      At cost                                         3,532               3,427
plant and      Accumulated depreciation
equipment        and amortization                             (1,792)             (1,678)
               -------------------------------------------------------------------------
               Net property, plant and equipment               1,740               1,749
- - ----------------------------------------------------------------------------------------
Other assets   Net assets of discontinued operations           2,602               2,619
               Goodwill and other intangibles                  1,182               1,098
               Insurance receivables                             765                 805
               Other                                             298                 255
               -------------------------------------------------------------------------
               Total other assets                              4,847               4,777
- - ----------------------------------------------------------------------------------------
Total assets                                                  $9,703              $9,437
- - ----------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------
Current        Notes payable to banks                           $158                 $59
liabilities    Current maturities of long-term debt and
                  lease obligations                              388                 160
               Accounts payable and accrued liabilities        1,366               1,548
               Income taxes payable                              420                 387
               -------------------------------------------------------------------------
               Total current liabilities                       2,332               2,154
- - ----------------------------------------------------------------------------------------

Long-term debt and lease obligations                           2,449               2,372
- - ----------------------------------------------------------------------------------------
Long-term deferred income taxes                                  169                 173
- - ----------------------------------------------------------------------------------------
Long-term litigation liability                                   648                 678
- - ----------------------------------------------------------------------------------------
Other non-current liabilities                                    315                 356
- - ----------------------------------------------------------------------------------------
Stockholders'  Common stock, $1 par value,
equity           authorized 350,000,000 shares,
                 issued 287,701,247 shares in
                 1996 and 1995                                   288                 288
               Additional contributed capital                  1,852               1,837
               Retained earnings                               2,279               2,105
               Common stock in treasury, at cost,
                15,339,480 shares in 1996 and
                15,801,580 shares in 1995                       (577)               (550)
               Foreign currency adjustment                       (52)                 24
               -------------------------------------------------------------------------
               Total stockholders' equity                      3,790               3,704
- - ----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $9,703              $9,437
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

                       Baxter International Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows (Unaudited)
                                     (in millions)

- - ----------------------------------------------------------------------------------------
                                                               Six months ended June 30,
                                                                       1996         1995
(Brackets denote cash outflows)

Cash flow provided     Income from continuing operations                  $280      $212
by continuing          Adjustments
operations               Depreciation and amortization                     171       172
                         Deferred income taxes                              18        23
                         Asset dispositions, net                           (10)      (62)
                         Special charge for litigation, net                  -        40
                         Other                                              12        10
                       Changes in balance sheet items
                         Accounts receivable                                (5)      (46)
                         Inventories                                       (42)      (53)
                         Accounts payable and other
                          current liabilities                             (196)      (40)
                         Restructuring program payments                    (24)      (18)
                         Other                                             (12)      (51)
                       -----------------------------------------------------------------
                       Cash flow provided by continuing
                        operations                                         192       187
- - ----------------------------------------------------------------------------------------
Cash flow provided by discontinued operations                               55       268
- - ----------------------------------------------------------------------------------------

Investment             Capital expenditures                               (162)     (153)
transactions           Acquisitions and investments in
                               affiliates                                 (143)      (13)
                       Proceeds from asset dispositions                     17        82
                       -----------------------------------------------------------------
                       Investment transactions, net                        (288)     (84)
- - ----------------------------------------------------------------------------------------
Financing      Issuances of debt and lease
                 obligations                                                619      803
               Increase (decrease) in debt with
                 maturities of three months or less, net                  1,141     (559)
               Redemption of debt and lease
                obligations                                              (1,341)    (345)
               Common stock dividends                                      (160)    (154)
               Stock issued under employee
                benefit plans                                                83       50
               Purchase of treasury stock                                   (87)    (255)
               -------------------------------------------------------------------------
               Financing transactions, net                                  255     (460)
- - ----------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash
  and equivalents                                                           (20)       2
- - ----------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                 194      (87)
Cash and equivalents at beginning of period                                 476      468
- - ----------------------------------------------------------------------------------------
Cash and equivalents at end of period                                      $670     $381
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

2.             DISCONTINUED OPERATIONS

On November 27, 1995, the board of directors of Baxter International Inc. approved in principle a plan to distribute to Baxter stockholders all of the outstanding stock of Allegiance Corporation ("Allegiance"), its health-care cost management business, in a spin-off transaction which is expected to be free from taxation in the United States (the "Distribution"). The creation of two independent companies will enable Baxter and Allegiance to devote management time, attention and investments directly to the core strategies of each business. Allegiance will consist of Baxter's health-care cost management services, distribution, surgical and respiratory-therapy products operations. The Distribution is expected to occur in late 1996 and will result in Allegiance operating as an independent publicly-owned company.

The following selected financial information for Allegiance (including previously divested businesses) is presented for informational purposes only and does not reflect what the results of operations and financial position would have been had it operated as a stand-alone entity. Income statement data for Allegiance is as follows (unaudited):

- - --------------------------------------------------------------------------------
                           Three months ended    Six months ended
                                     June 30,            June 30,
(in millions)                  1996      1995      1996      1995
- - --------------------------------------------------------------------------------
Net sales                    $1,017    $1,189    $2,064    $2,349
Net income                      $34       $51       $54       $98
- - --------------------------------------------------------------------------------


Net sales and net income in 1996 reflect the loss of revenues and income related to the Company's divestiture of its Industrial and Life Sciences division to VWR
Corporation in September 1995.   Net income for the three and six months ended
June 30, 1996 includes a $21 million after-tax curtailment gain since Allegiance employees will not participate in Baxter's pension and other post-employment benefit plans, and $10 million in after-tax expenses associated with the spin-off.

Information regarding the composition of the net assets of Allegiance at June 30, 1996 and December 31, 1995 is provided below:

- - --------------------------------------------------------------------------------
                              June 30,       December 31,
                                  1996               1995
(in millions)              (unaudited)
- - --------------------------------------------------------------------------------
Net current assets                $765               $722
Net noncurrent assets            1,837              1,897
- - --------------------------------------------------------------------------------
Net assets of Allegiance        $2,602             $2,619
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

The Company has determined that, through an issuance of new third-party debt, approximately $1.2 billion of Baxter's existing debt will be indirectly assumed by Allegiance upon spin-off.

PRO FORMA INFORMATION

The following unaudited pro forma information present the results of Allegiance prepared utilizing the results of operations shown above, adjusted to (1) exclude non-recurring items, (2) reflect the estimated incremental costs associated with being an independent public company and (3) include the impact of changes in various business arrangements between Allegiance and Baxter effective on the spin-off date and other pro forma adjustments :

- - --------------------------------------------------------------------------------
                           Three months ended    Six months ended
                                     June 30,            June 30,
(in millions)                  1996      1995      1996      1995
- - --------------------------------------------------------------------------------
Net sales                    $1,092    $1,133    $2,204    $2,237
Net income                      $12       $18       $27       $33
- - --------------------------------------------------------------------------------

The pro forma financial data does not purport to be indicative of the results of Allegiance in the future or what the results of operations would have been had Allegiance been a separate, stand-alone entity during the periods shown.

3.           ACQUISITIONS AND DIVESTITURES

At the end of January 1996, Baxter Healthcare Corporation ("BHC"), a subsidiary of Baxter International Inc., completed the acquisition of PSICOR, Inc. (a perfusion services business) for $17.50 per share, or approximately $80 million. This acquisition, coupled with the purchase of SETA, Inc. during 1995, is consistent with the cardiovascular businesses' strategy to offer both products and services related to open-heart surgery.

On May 9, 1996, Nestle S.A. ("Nestle") and BHC agreed to enter into negotiations for the purpose of dissolving Clintec Nutrition Company ("Clintec"). Clintec is a 50-50 joint venture between Baxter and Nestle that develops, markets and distributes parenteral and enteral nutrition products internationally. A final dissolution agreement was signed in July 1996 and closing is expected to occur before the end of 1996. Under the dissolution agreement, Baxter will receive the parenteral nutrition worldwide businesses including its related assets and liabilities for a total consideration of Baxter's 50 percent share of the Clintec enteral worldwide business and a cash payment of $45 million.

4.           INVENTORIES

Inventories consisted of the following:


- - --------------------------------------------------------------------------------
                             June 30,       December 31,
                                 1996               1995
(in millions)             (unaudited)
- - --------------------------------------------------------------------------------
Raw materials                    $180               $165
Work in process                   158                164
Finished products                 604                577
- - --------------------------------------------------------------------------------
Total inventories                $942               $906
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

5.              STOCK REPURCHASE PROGRAM

In November 1995, the Company's board of directors authorized the repurchase of $500 million of the Company's common stock over several years. As of June 30, 1996, the Company had repurchased approximately $87 million (approximately 2 million shares) of its common stock, including $7 million (approximately 200,000 shares) purchased in an odd lot buyback program approved by the board of directors in May 1996.

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

The following table summarizes the Company's 1993 restructuring reserves as of December 31, 1995 and June 30, 1996 (unaudited):


- - --------------------------------------------------------------------------------
                                          Divestitures
                               Employee-     and asset  Other
(in millions)              related costs   write-downs  costs   Total
- - --------------------------------------------------------------------------------
December 31, 1995 balance        $48           $22       $23     $93
- - --------------------------------------------------------------------------------
Utilization:
 Cash                             10             -        12      22
 Non-cash                          -             8        -        8
- - --------------------------------------------------------------------------------
June 30, 1996 balance            $38           $14       $11     $63
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


In September 1995, the Company completed a global study of its manufacturing capacity. As a result of the study, management approved a plan to consolidate the Company's manufacturing operations in Puerto Rico in order to eliminate excess capacity and reduce manufacturing costs. To effect this plan, management recorded a restructuring charge of $93 million in the third quarter of 1995.
The charge is predominantly comprised of the estimated costs to close the Company's intravenous solutions plant and warehouse in Carolina, Puerto Rico. Production and warehousing will be transferred and consolidated into other facilities in Puerto Rico and the United States. Implementation of the plan is underway and completion is anticipated by the end of 1998. Employee-related costs consist primarily of severance for the approximately 1,450 positions that will be eliminated in connection with the approved plan.

In addition to the consolidation of the Company's manufacturing operations in Puerto Rico, the Company initiated plans for other organizational structure changes which resulted in a $10 million provision for employee severance.

The following table summarizes the Company's 1995 restructuring reserves as of December 31, 1995 and June 30, 1996 (unaudited):

- - --------------------------------------------------------------------------------
                                Employee-        Asset    Other
(in millions)               related costs  write-downs    costs   Total
- - --------------------------------------------------------------------------------
December 31, 1995 balance          $26         $19          $9     $54
- - --------------------------------------------------------------------------------
Utilization:
 Cash                                5           -           -       5
 Non-cash                            -           6           1       7
- - --------------------------------------------------------------------------------
June 30, 1996 balance              $21         $13          $8     $42
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

7.            LEGAL PROCEEDINGS

In the first half of 1996, significant developments occurred, primarily in Japan and the United States, relative to claims and litigation pertaining to the Company's plasma-based therapies. On March 13, 1996, Baxter Ltd., the Japanese subsidiary of the Company, announced that it had accepted the basic terms of a court-imposed settlement of lawsuits filed by 400 Japanese with hemophilia who are infected with the AIDS virus and who used blood-clotting factor concentrates. The settlement anticipates a one-time payment by the Japanese government and all members of the factor concentrate industry to each claimant of 45 million yen, or approximately $420,000, and continuing monthly payments during the recipients' lifetime. Based on the courts' established definition of responsibility, the Company would be responsible for approximately 15 percent of the producers' share. The Company has previously established accruals that are adequate to fund the proposed settlement in Japan.

On April 19, 1996, the Company announced that it is participating with Bayer Corporation, Armour Pharmaceutical Company/Rhone-Poulenc Rorer Inc. and Alpha Therapeutic Corporation in a joint settlement proposal pertaining to U.S.
hemophilia claims and litigation.   Subsequent negotiations with plaintiffs'
counsel have resulted in a settlement proposal which essentially provides payments of $100,000 per person to U.S. people with hemophilia who are infected with the AIDS virus and who used non heat-treated blood-clotting therapies, and an additional $40 million for legal fees and administration costs. The Company's agreed contribution to the proposed settlement is 20 percent, which is within its previously established accruals for all plasma-based therapy claims and litigation.

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


8.           ALLOCATED INTEREST

Net interest expense consisted of the following (unaudited):

- - --------------------------------------------------------------------------------
                           Three months ended   Six months ended
                                     June 30,           June 30,
(in millions)                  1996      1995      1996     1995
- - --------------------------------------------------------------------------------
Interest expense                $59       $52      $116     $104
Interest income                 (11)       (7)      (22)     (16)
- - --------------------------------------------------------------------------------
Interest, net                   $48       $45       $94      $88
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
Allocated to continuing
  operations                    $26       $24       $50      $47
Allocated to discontinued
  operations                    $22       $21       $44      $41
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


9.              CREDIT FACILITIES

On July 11, 1995, the Company replaced its current $1.4 billion revolving credit facility with a new $1.5 billion facility with substantially similar covenants. This revolving credit facility, which will expire in July 2000, is principally used to support commercial paper and short-term note borrowings.

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

The Company's 1995 Annual Report to Stockholders includes management's key financial objectives for 1996. These objectives and the results achieved through June 30, 1996 are summarized as follows:

- - --------------------------------------------------------------------------------
   FULL YEAR 1996 OBJECTIVES                      MID-YEAR RESULTS
- - --------------------------------------------------------------------------------
- - - Generate $500 million in             - The Company generated "operational
  "operational cash flow" in 1996.       cash flow" of $284 million during
                                         the six months ended June 30, 1996.
- - --------------------------------------------------------------------------------
- - - Achieve net income growth in the     - The Company's net income growth was
  high single digits.                    8% for the first half of 1996.
- - --------------------------------------------------------------------------------
- - - Continue to reduce marketing and     - The Company's marketing and
  administrative expenses as a           administrative expenses were 18.5%
  percent of sales.                      of sales for the six months ended
                                         June 30, 1996, compared to 18.2 %
                                         of sales for the same period in
                                         1995.  The Company will continue to
                                         focus on reducing this ratio.
- - --------------------------------------------------------------------------------
- - - Maintain a net-debt-to-net-capital   - The Company's net-debt-to-net-
  ratio between 35% to 40%.              capital ratio was 38% at June 30,
                                         1996.
- - --------------------------------------------------------------------------------
- - - Repurchase $500 million of Baxter    - The Company repurchased $87 million
  stock over the next several years      of its common stock during the
  as authorized by the Board of          first six months of 1996.
  Directors.
- - --------------------------------------------------------------------------------

The above objectives were established based on total company results and have not been adjusted for the planned spin-off of Allegiance. Accordingly, the above reflect the combined results of both continuing and discontinued operations. See further discussion of the spin-off of Allegiance in Note 2 to the Condensed Consolidated Financial Statements.

The following management discussion and analysis pertains to continuing operations, unless otherwise noted, and describes material changes in the Company's financial condition since December 31, 1995. Trends of a material nature are discussed to the extent known and considered relevant.

RESULTS OF OPERATIONS

The following table shows net sales growth by major geographic region:

- - --------------------------------------------------------------------------------
                      Three months ended            Six months ended
                                June 30,   Percent          June 30,   Percent
(in millions)            1996       1995  Increase     1996     1995  Increase
- - --------------------------------------------------------------------------------
Geographic regions
 International           $684       $640     7%      $1,339   $1,205     11%
 United States            651        636     2%       1,295    1,229      5%
- - --------------------------------------------------------------------------------
Total net sales        $1,335     $1,276     5%      $2,634   $2,434      8%
- - --------------------------------------------------------------------------------

International sales growth of 7% and 11% for the three- and six-month periods ended June 30, 1996, respectively, was primarily the result of strong worldwide demand for Recombinate-TM- therapeutic blood products, greater penetration of renal products (particularly in Asia) and strong sales of various hospital products outside of the United States (particularly in Latin America and the Pacific Rim). Without the effect of unfavorable foreign exchange rates, international sales growth for the three and six months ended June 30, 1996 would have been 13% and 14%, respectively.

Domestic sales growth of 2% and 5% for the three- and six-month periods ended June 30, 1996, respectively, was primarily the result of acquisitions related to the perfusion services businesses, the settlement of patent litigation which resulted in proceeds received for past royalties and strong demand for the Company's Recombinate-TM- therapeutic blood products and tissue heart valves. This growth was partially offset by the decline in intravenous systems sales from the unusually high level of sales in 1995 resulting from the Columbia/HCA Healthcare Corporation contract signed late in 1994, and the loss of renal products sales to National Medical Care, Inc. due to its planned merger with a competitor, Fresenius AG.

The following gives key ratios of certain income statement items as a percent of sales:

- - ------------------------------------------------------------------------------------------------
                                Three months ended              Six months ended
                                          June 30,   Increase            June 30,   Increase
                                      1996    1995   (decrease)       1996   1995   (decrease)
- - ------------------------------------------------------------------------------------------------
Gross profit margin                   44.5%   45.0%   (0.5 pts)       44.5%  44.4%    0.1pts
Marketing and administrative
 expenses                             21.1%   21.8%   (0.7 pts)       21.2%  21.4%   (0.2 pts)
- - ------------------------------------------------------------------------------------------------

The decrease in gross profit margin for the three months ended June 30, 1996 is primarily a result of changes in the sales mix due to the Company's entry into the lower margin perfusion services business. The gross profit margin for the six months ended June 30, 1996 was also affected by the lower-margin perfusion services business sales, offset by past royalties received in a patent litigation settlement.

For the three and six months ended June 30, 1996, marketing and administrative expenses decreased as a percent of sales as a result of the acquisition of the perfusion services businesses, which have a lower cost structure, coupled with a continued focus on cost control in all business units. The decline in marketing and administrative expenses as a percent of sales for the quarter ended June 30, 1996 completely offsets the decline in gross profit margin for the period.

The following table shows research and development expenses:

- - --------------------------------------------------------------------------------
                      Three months ended            Six months ended
                                 June 30,    Percent         June 30,    Percent
(in millions)              1996     1995    Increase   1996      1995   Increase
- - --------------------------------------------------------------------------------
Research and development
  expenses                  $84     $82      2.4%      $166    $158      5.0%
- - --------------------------------------------------------------------------------
  As a percent of sales     6.3%   6.4%                6.3%   6.5%
- - --------------------------------------------------------------------------------

The Company's research and development expenditures are focused on initiatives such as blood substitutes, renal therapy and transplantation, immunotherapy, gene therapy and the Novacor-Registered Trademark-left-ventricular assist system. During the second quarter of 1996, HemAssist-TM-, the Company's blood substitute product, received clearance from the U.S. Food and Drug Administration to enter Phase III clinical trials in the United States.

The following table shows pretax income from continuing operations:

- - --------------------------------------------------------------------------------
                      Three months ended              Six months ended
                                 June 30,    Percent           June 30, Percent
(in millions)           1996     1995       Increase    1996    1995    Increase
- - --------------------------------------------------------------------------------
Pretax income from
  continuing operations    $197       $178    10.6%    $385       32      17.0%
- - --------------------------------------------------------------------------------

Pretax income from continuing operations benefited from the items discussed above. In addition, the decrease in other income and expense items for the three months ended June 30, 1996 was primarily the result of a higher level of net gains associated with the disposal or discontinuance of minor, non-strategic businesses and investments, partially offset by increased goodwill amortization as a result of the perfusion services business acquisitions. The decrease in other income and expense items for the six months ended June 30, 1996 was primarily the result of a $40 million mammary implant litigation charge, a lower level of foreign exchange losses, and a higher level of net gains associated with the disposal or discontinuance of minor, non-strategic businesses and investments.

The effective income tax rate for the total company (continuing and discontinued operations) was 26.9% and 27.9% for the second quarter of 1996 and 1995, respectively, and 26.9% and 27.7% for the year-to-date periods ended June 30, 1996 and 1995, respectively. The slight reduction in the tax rate in 1996 is primarily due to a larger portion of the Company's earnings generated in lower tax jurisdictions. The effective income tax rate for continuing operations was 27.9% and 27.2% for the three- and six month periods ended June 30, 1996, respectively, compared to 35.9% and 35.6% for the corresponding periods in 1995, respectively. The difference in the effective tax rates in 1996 and 1995 was primarily the result of the Company's decision in early 1995 to repatriate certain foreign earnings. This had the effect of increasing the effective rate for continuing operations, and lowering the effective rate for discontinued operations. Management expects that the effective tax rate for continuing operations, with its anticipated domestic and international earnings mix, will be in the 28%-30% range in 1997.

Net earnings from continuing operations were $142 and $114 million in the second quarter of 1996 and 1995, respectively, and $280 and $212 million for the six months ended June 30, 1996 and 1995, respectively. Earnings per common share from continuing operations was 52 and 41 cents in the second quarter of 1996 and 1995, respectively, and $1.03 and 76 cents for the six months ended June 30, 1996 and 1995, respectively. As discussed above, the increased earnings in 1996 primarily reflect international sales growth, the favorable impact of a patent settlement, lower marketing and administrative expenses due to the acquisition of the perfusion services businesses and better cost management, along with the decrease in the effective tax rate.

Net income and earnings per share increased 7% and 10%, respectively, for the three months ended June 30,1996 over the comparable period in 1995, and increased 8% and 11%, respectively, for the six months ended June 30, 1996 over the year-to-date period in 1995. These increases reflect the items related to net earnings from continuing operations discussed above coupled with decreases in income from discontinued operations. The decrease in income from discontinued operations was due primarily to the loss of earnings resulting from the Company's divestiture of the Industrial and Life Sciences division, expenses associated with the spin-off, partially offset by the curtailment gains related to certain employee benefit plans. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

The weighted average shares outstanding for the three- and six-month periods ended June 30,1996 decreased compared to the corresponding periods in 1995 primarily as a result of the completion of the Company's first $500 million stock repurchase program in September 1995 and 1996 repurchases under its second $500 million repurchase program. This decrease in average shares outstanding caused earnings per share to grow at a higher rate than the growth in net income.

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

Since the announcement of its 1993 restructuring program the Company has implemented, or is in the process of implementing, all of the major strategic actions associated therewith and is satisfied that such actions are generally progressing on schedule and that the overall program will meet previously established financial targets. In the first six months of 1996, the Company utilized $30 million of restructuring reserves, including $22 million in cash payments. Cash outflows pertain primarily to employee-related costs for severance, outplacement assistance, relocation and retention. The Company has eliminated 1,363 positions of the approximately 1,640 positions affected by the program. The majority of the remaining reductions will occur throughout the remainder of 1996 and 1997 as facility closures and consolidations are completed as planned. The Company currently anticipates that it will achieve approximately $110 million of savings in 1996, which is consistent with its original savings target.

Management anticipates that these savings will be partially invested in increased research and development and expansion into growing international markets.

Management is in the early stages of implementing its 1995 restructuring program. In the first six months of 1996, the Company utilized $12 million of restructuring reserves. Cash outflows were primarily for employee severance.
The Company has eliminated approximately 300 positions of the approximately 1,450 positions affected by the program. The plant closure and consolidations in Puerto Rico will lower the Company's manufacturing costs. Management believes these actions will help mitigate the Company's exposure to future gross margin erosion arising from pricing pressure primarily in the United States.

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

Cash flow provided by continuing operations was $192 million for the six months ended June 30, 1996 as compared to $187 million for the corresponding period in 1995. The change in working capital included a payment of $125 million in connection with the mammary implant global settlement. Refer to "Part II - Item1. Legal Proceedings" for further information. Management believes that the Company's cash flow is sufficient to support normal ongoing business requirements.

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

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to the Company's internal measure of "operational cash flow":

- - ----------------------------------------------------------------------------
                                                           Six months ended
                                                                   June 30,

(in millions) (brackets denote cash outflows)               1996       1995
- - ----------------------------------------------------------------------------
Cash flow provided by continuing operations
 per the Company's condensed
 consolidated statements of cash flows                    $ 192       $ 187
Capital expenditures                                       (162)       (153)
Net interest after tax                                       29          29
Mammary implant litigation, net                             107          26
Other                                                         4          24
- - ----------------------------------------------------------------------------
"Operational cash flow" - continuing operations            $170        $113
"Operational cash flow" - discontinued operations          $114        $126
- - ----------------------------------------------------------------------------
Total "operational cash flow"                              $284        $239
- - ----------------------------------------------------------------------------
- - ----------------------------------------------------------------------------

Total "operational cash flow" of $284 million is consistent with the Company's objective to generate "operational cash flow" of $500 million in 1996.

The Company's current assets exceeded current liabilities by $784 million at June 30, 1996 and $757 million at December 31, 1995. Current assets include accounts and notes receivable of $1,196 million and inventories of $942 million at June 30, 1996. These sources of liquidity are convertible into cash over a relatively short period of time and, thus, will help the Company satisfy normal operating cash requirements.

The following table shows the components of net investment transactions:

- - -----------------------------------------------------------------
                                                Six months ended
                                                        June 30,
(in millions) (brackets denote cash outflows)   1996        1995
- - -----------------------------------------------------------------
Capital expenditures                           $(162)      ($153)
Acquisitions                                    (143)        (13)
Proceeds from asset dispositions                  17          82
- - -----------------------------------------------------------------
Total investment transactions, net             $(288)       ($84)
- - -----------------------------------------------------------------
- - -----------------------------------------------------------------

Capital expenditures include the expansion of manufacturing capacity for renal, cardiovascular and biotech products and construction of a manufacturing facility for blood substitutes in Switzerland. Consistent with Baxter's global expansion strategy, during the second quarter of 1996, the Company's board of directors approved $30 million in capital expenditures for two intravenous products manufacturing facilities in China.

The increase in acquisitions primarily relates to the acquisition of PSICOR, Inc. in January 1996. See Note 3 to the Condensed Consolidated Financial Statements for additional information.

At June 30, 1996, the Company's net-debt-to-net-capital ratio was 38% as compared to 36% at December 31, 1995. These results are consistent with the Company's stated goal of maintaining a net-debt-to-net-capital ratio of between 35% to 40%.

During the second quarter of 1996, the Company's debt rating on senior debt was reaffirmed as "A3" by Moody's, upgraded to "A" by Standard & Poor's and downgraded to

"A-" by Duff & Phelps. The Company has determined that, through issuance of new third-party debt, approximately $1.2 billion of Baxter's existing debt will be indirectly assumed by Allegiance upon spin-off. Management expects that the debt of Allegiance will be investment grade. See further discussion of the spin-off of Allegiance in Note 2 to the Condensed Consolidated Financial Statements.

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

In November 1995, the Company's board of directors authorized the repurchase of $500 million of the Company's common stock over a period of several years. As of June 30, 1996, the Company had repurchased $87 million (or approximately 2 million shares) of its common stock, including $7 million (approximately 200,000 shares) purchased in an odd lot buyback program approved by the board of directors in May 1996.

On May 6, 1996, the board of directors declared a quarterly dividend on the Company's common stock of 30.25 cents per share (annualized rate of $1.21 per share). As a result of the planned spin-off of Allegiance, the Company is reviewing its current dividend policy. However, it is management's present intent that the current annual dividend be allocated between Baxter's continuing operations and Allegiance subsequent to the spin-off.

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

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended June 30, 1996 has been performed by Price Waterhouse LLP, the Company's independent public accountants. Their report on the interim consolidated financial information follows. There have been no adjustments or disclosures proposed by Price Waterhouse LLP which have not been reflected in the interim consolidated financial information. Their report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                          REPORT OF INDEPENDENT ACCOUNTANTS





August 13, 1996



Board of Directors and Stockholders of
Baxter International Inc.


We have reviewed the accompanying consolidated balance sheet as of June 30, 1996 and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 1996 and 1995, and condensed consolidated statements of cash flows for the six-month period ended June 30, 1996 and 1995 of Baxter International Inc. and its subsidiaries. This interim financial information is the responsibility of the company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated February 14, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Yours very truly,




Price Waterhouse LLP

                           PART II.  OTHER INFORMATION
                     Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

As of June 30, 1996, the Company was a defendant or co-defendant in 6,813 lawsuits and had 1,777 pending claims from individuals, all of which seek damages for injuries allegedly caused by silicone mammary implants manufactured by the American Heyer-Schulte division of American Hospital Supply Corporation ("American"). The comparable number of cases and claims was 8,747 as of March 31, 1996. In the second quarter of 1996, 224 cases and claims were disposed of.

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

There also are issues concerning which of the Company's insurers are responsible for covering each matter and the extent of the Company's claims for contribution against third parties. The Company believes that a substantial portion of the liability and defense costs related to mammary implant cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company has entered into a "coverage-in-place" agreement with certain London Market Insurers which it believes collectively subscribed the majority of the Company's solvent London occurrence coverage for the period 1974 to 1985. The

Company has also reached similar agreements with Allstate Insurance Company (as successor in interest to Northbrook Excess & Surplus Insurance Company), Hartford Accident & Indemnity Company, First State Insurance Company, First State Underwriters Agency of New England Reinsurance Corporation, Kingscroft Insurance Company Ltd. (formerly Dart Insurance Company Ltd. and Dart & Kraft Insurance Company Ltd.), Walbrook Insurance Company, Ltd., El Paso Insurance Company Ltd., Lime Street Insurance Company Ltd. (formerly Louisville Insurance Company Ltd.), and Mutual Reinsurance Company Ltd., each of which issued or subscribed to policies of insurance during the 1974 to 1985 period. These agreements resolve the signatory insurers' coverage defenses and specify rules and procedures for allocation and payment of defense and indemnity costs pursuant to which signatories will reimburse Baxter for breast implant losses. The nature of coverage in place agreements is such that the amounts that the signatory insurers individually and collectively will pay the Company will depend upon how much loss the Company incurs in connection with breast implant claims, subject to policy limits. In addition, certain other insurers which issued occurrence insurance policies during the same period have paid or committed contractually to pay their policy limits. Three of the Company's claim-made insurers which issued policies subsequent to 1985 have paid the full amounts of their policies to the Company, and a fourth claims-made insurer has tendered the full amount of its policy ratably as claims are paid. The combined total of the amount thus far paid by insurers, committed for payment, and projected by the Company to be paid under signed coverage agreements, is in excess of $350 million. The insurers with which the Company has not reached coverage agreements have generally reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. The Company is engaged in active negotiations with these insurers concerning insurance coverage.

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

Under the revised settlement, plaintiffs and claimants are required to submit election forms to the claims administration office. Over 100,000 claimants have sent in election forms, and 4,500 claimants elected to immediately opt-out. Thereafter, the claimants will receive letters from the Court's claims administration office notifying them of the status of their claim, at which time they will have the option of accepting the settlement or opting out of the settlement. Since May 1996, the claims administration office has sent out over 31,000 "Notification of Status" letters, and continues to send out these letters. Approximately 890 claimants have opted out in response to receiving such a letter. Advance payments have been made to over 15,000 eligible claimants. The claims administration office is now in the process of distributing full payment of eligible claims to current claimants which will range between $10,000 to $100,000.

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

As of June 30, 1996, the Company was a defendant, or co-defendant, in 489 lawsuits, and had 906 pending claims in the United States, Canada, Ireland, Italy, Spain, Japan and the Netherlands, involving individuals who have hemophilia, or their representatives. Those cases and claims seek damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII and IX derived from human blood plasma processed and sold by the Company. None of these cases involves the Company's currently distributed anti-hemophilic factor concentrates.

The typical case or claim alleges that the individual with hemophilia was infected with HIV by infusing Factor VIII or Factor IX concentrates ("Factor Concentrates") containing HIV.

All Federal Court Factor Concentrate cases have been transferred to the U.S.D.C. for the Northern District of Illinois for case management under Multi District Litigation (MDL) rules. In addition to the individual suits against the company, a purported class action was filed on September 30, 1993, on behalf of all U.S. residents with hemophilia (and their families) who were treated with Factor Concentrates and who allegedly are infected with HIV as a result of the use of such Factor Concentrates. This lawsuit was filed in the United States District Court for the Northern District of Illinois (WADLEIGH, ET AL., V. RHONE-POULENC RORER, ET AL., U.S.D.C., N. Dist., Ill. 93C 5969). On November 3, 1994, the court certified the class only for the purpose of determining whether the defendants' actions were negligent. The defendants in this case filed a petition for a Writ of Mandamus with the 7th Circuit Court of Appeals seeking an order directing the district court judge to vacate that certification. On March 16, 1995, the Court of Appeals granted the petition and stated that it would issue a Writ of Mandamus directing the District Court to vacate its certification. On April 28, 1995, the Court of Appeals denied the plaintiffs request for a rehearing EN BANC, but stayed enforcement of the writ pending a petition for certiorari by the plaintiffs to the U.S. Supreme Court. On October 2, 1995, the U.S. Supreme Court denied the plaintiffs petition for certiorari. On January 16, 1996, the District Court decertified the class. Baxter has also been named in eight other purported class actions, none of which have been certified and five of which have been transferred to the MDL for discovery purposes.

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

On April 19, 1996, Alpha Therapeutic Corporation, Armour Pharmaceutical Company, Baxter Healthcare Corporation and Bayer Corporation sent a settlement proposal to all plaintiffs' counsel of record in the U.S. hemophilia Factor Concentrate litigation. Negotiations with plaintiffs' counsel have resulted in a settlement proposal which the parties hope to present to the Court for preliminary approval and handling as a settlement class before the end of the summer. The essential terms of the settlement proposal include payments of $100,000 per person to each HIV-positive person with hemophilia in the U.S. who can demonstrate use of factor concentrates produced by one of the Defendants between 1978 and 1985. Additionally, a $40 million fund will be established by the Defendants for payment of attorneys' fees, costs and court administration expenses. Additionally, insurance carrier approval, the signing of general and joint tortfeasor releases and the entry of subrogation bar orders are required by the terms of the settlement proposal. Baxter's agreed contribution to the proposed settlement is 20%. On August 14, 1996, Judge John Grady, who oversees the MDL, indicated that he would be conditionally certifying a settlement class subject to a fairness hearing and final approval, which essentially encompasses the terms discussed above. The settlement class will be conditionally certified under the case, WALKER V. BAYER CORP., ET AL. U.S.D.C., N. Dist., ILL. 96 C 5024. Additionally, Judge Grady indicated that he would approve notice being sent to class members commencing August, 20, 1996 with a period to opt-out of the settlement terminating October 15, 1996. A fairness hearing has been tentatively set for November 15, 1996.

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

Zurich Insurance Co. has filed a suit in Illinois against the Company, seeking a declaratory judgment that the policies it had issued do not cover the losses that the Company has notified it of for a number of reasons, including that Factor Concentrates are products, not services, and are, therefore, excluded from the policy coverage, and that the Company has failed to comply with various obligations of notice, and the like under the policies. The suit had been stayed pending resolution of the Company's California case. Zurich appealed that stay and the Illinois Appellate Court reversed and issued a certificate of importance ensuring the Illinois Supreme Court will hear the Company's appeal. In January 1996, the Illinois Supreme Court issued an interim order precluding the company from prosecuting the California action during the pendency of the appeal before the Illinois Supreme Court. Thus, the California action is currently stayed. On June 20, 1996, the Illinois Supreme Court affirmed the Appellate Court, thereby lifting the stay and permitting the Illinois case to proceed. The Company is seeking reconsideration of the Illinois Supreme Court's ruling.

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

In Japan, the Company is a defendant, along with the Japanese government and four other co-defendants, in multiple-plaintiff Factor Concentrate cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. The seven cases currently involve 947 plaintiffs, at least 326 of whom allegedly used Baxter Factor Concentrates. The Japanese Ministry of Health and Welfare ("MHW") estimates that there are approximately 1,400 hemophiliacs who are HIV-positive or AIDS-manifested, and approximately 400 who have died.

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

On March 7, 1996, the Osaka and Tokyo courts issued their second interim opinions concerning a proposal of settlement. The second proposal did not alter the basic terms of the first proposal and included additional clarifications and provisions concerning supplemental on-going payments, attorneys fees, continuation of the Yuai Zaidan, contributions of the corporate defendants, and additional burdens on the Japanese government. With respect to the corporate defendants' contributions, the courts determined that each such defendant's share of the settlement should be in accordance with it's respective market share as it existed in 1983. Thus, the Company's share would be approximately 12.50% (of the 60% portion of the total settlement to be funded by the corporate defendants). On March 29, 1996, the courts announced that each party, including the Company, had accepted the court-directed settlement. A number of issues and details remain to be resolved which may alter some of the terms discussed above. Subsequently, the courts revised the corporate defendants' defined market shares, resulting in a contribution by the Company to be approximately 15.36 percent.

The Company has been notified that approximately 1,350 HIV-positive people with hemophilia in Spain wish to explore settlement possibilities with Baxter in lieu of filing suit in both Spain and the U.S. The claimants allege exposure to HIV through the use of Baxter's clotting factor concentrates in the early 1980's. The terms of a proposed settlement have been negotiated and the parties are seeking to conclude the settlement which requires individual releases signed by each HIV-positive person with hemophilia and his family. Also required is insurance carrier approval. The Company's estimated cost for this proposed settlement should not exceed $34 million.

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

As of June 30, 1996, the Company had received reports of alleged Hepatitis C transmission from 367 patients. The exact cause for these reports has not been determined; however, many of the reports have been associated with Gammagard injection produced from plasma which was screened for antibodies to the Hepatitis C virus through second-generation testing. The number of patients receiving Gammagard IGIV produced from the second-generation screened plasma is not yet known, nor is the number of patients claiming exposure to Hepatitis C known.

As of June 30, 1996, the Company was a defendant in 127 lawsuits and had 97 pending claims in United States, Denmark, France, Germany, Italy, Spain, Sweden and the United Kingdom resulting from this incident. Eight suits in the United States have been filed as purported class actions: (LOWE V. BAXTER, U.S.D.C., W.D. KY, C94-0125; MOCK V. BAXTER, ET AL., U.S.D.C., ID, CIV-94-0524-S-LMV; FAYNE V. BAXTER, U.S.D.C., S.D., NY, 95CIV1129; GUTTERMAN V. BAXTER, U.S.D.C., S.D., IL, 95-198-WDS; GEARY V. BAXTER, U.S.D.C., W.D., PA, 95 0457; KELLEY V. BAXTER, U.S.D.C., M.D., NC, 6:95CV00178; and LOGAN, ET AL. V. BAXTER, U.S.D.C., Central Dist., CA, 95-3584 and STEUTTGEN V. BAXTER, U.S.D.C., 4th Div, MN, 4-96-CV-437). On December 18, 1995, the LOWE class action allegations were voluntarily dismissed with prejudice by the plaintiffs. The suits allege infection with the Hepatitis C virus from the use of Gammagard. On June 9, 1995, the judicial panel on multi-district litigation ordered all federal cases involving Gammagard to be transferred to the Central District of California for coordinated pretrial proceedings before Judge Manuel L. Real, MDL docket no. 95-1060. Of the 119 pending suits in the United States, 90 are filed in federal court (including the 7 class actions), and all are expected to be transferred to Judge Real. On February 21, 1996, Judge Real certified a nationwide class of all recipients and their spouses, representatives, etc., who had infused Gammagard. The Company sought an immediate stay of the class notice from the 9th Circuit Court of Appeals and subsequently filed a Writ of Mandamus seeking class decertification. The 9th Circuit Court of Appeals granted the stay of the class notice on March 19, 1996 and on April 12, 1996, granted a stay of the class certification pending final determination on the writ. Judge Real has scheduled a trial for January 14, 1997. The Company is vigorously defending these cases.

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

Baxter Healthcare Corporation ("BHC") was one of 10 defendants named in a purported class action filed in August 1993, on behalf of all medical and dental personnel in the state of California who allegedly suffered allergic reactions to natural rubber latex gloves and other protective equipment or who allegedly have been exposed to natural rubber latex products. (KENNEDY, ET AL., V. BAXTER HEALTHCARE CORPORATION, ET AL., Sup. Ct., Sacramento Co., Cal., #535632). The case alleges that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted defendants' demurrer to the class action allegations. On February 29, 1996, the California Appellate Court upheld the trial court's ruling. In April 1994, a similar purported class action, GREEN, ET AL. V. BAXTER HEALTHCARE CORPORATION, ET AL., (Cir. Ct., Milwaukee Co., WI, 94CV004977) was filed against Baxter and three other defendants. The class action allegations have been withdrawn, but additional plaintiffs added individual claims. On July 1, 1996, the Company was served with a similar purported class action, WOLF V. BAXTER HEALTHCARE CORP., ET AL, Circuit Court, Wayne County, MI, 96-617844NP. As of June 30, 1996, 34 additional lawsuits have been served on the Company containing similar allegations of sensitization to natural rubber latex products. The Company will vigorously defend against these actions. Management believes that the outcome of these matters will not have a material adverse effect on the Company's results of operations or consolidated financial position.

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

As of June 30, 1996, Baxter has been named as a potentially responsible party for cleanup costs at 18 hazardous waste sites. The Company's largest exposure is at the Thermo-Chem site in Muskegon, Michigan. The Company expects that the total cleanup costs for this site will be between $44 million and $65 million, of which the Company's share will be approximately $5 million. This amount, net of payments of approximately $1 million, has been accrued and is reflected in the Company's financial statements. The estimated exposure for the remaining 17 sites is approximately $6 million, which has been accrued and reflected in the Company's financial statements.

In May 1996, the Company received a complaint from the U.S. Environmental Protection Agency alleging certain violations of air regulations in connection with operation of a boiler at its Carolina, Puerto Rico facility. The Company has preliminarily agreed to resolve the allegations with payment of $85,000 and the performance of an environmental project. The project involves burning low-sulfur fuel from May 1996 to May 1997 in two boilers not covered by the regulations at an estimated cost to the Company of approximately $51,600.

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

(b) Report on Form 8-K

    A report on Form 8-K, dated April 19, 1996, was filed with the SEC under
    Item 5, Other Events, to file a press release which announced the Company's participationin a joint settlement proposal to put an end to the U.S. hemophilia litigation.

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


                                        BAXTER INTERNATIONAL INC.
                                        -------------------------
                                            (Registrant)


Date:  August 12, 1996                  By:  /s/ Brian P. Anderson
                                           -----------------------
                                           Brian P. Anderson
                                           Controller
                                           (Chief Accounting Officer)

              Exhibits Filed with Securities and Exchange Commission

NUMBER              DESCRIPTION OF EXHIBIT                           PAGE NUMBER
- - -------             ----------------------                           -----------
10.1        United States District Court, Birmingham,
            Alabama, MDL 926 (the Silicone Gel Breast
            Implant Products Litigation) Order No. 27,
            Approving Revised Settlement Program,
            with injunctions, originally entered
            December 22, 1995                                            31

11.1        Computation of Primary
            Earnings Per Common Share                                    48

11.2        Computation of Fully Diluted
            Earnings Per Common Share                                    49

12          Computation of Ratio of
            Earnings to Fixed Charges                                    50

15          Letter Re Unaudited Interim                                  *
            Financial Information

27          Financial Data Schedule                                      *

            (All other exhibits are inapplicable.)


*  Shown only in the original filed with the Securities and Exchange Commission
- - --------------------------------------------------------------------------------