Form 10-Q
period 1996-09-30
BAXTER INTERNATIONAL INC
filed 1996-11-14
CIK 10456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


       X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     -------   SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

     ------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from     to
                                             -----   -----

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



                                 (847) 948-2000
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X         No
                            ----          ----

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of October 31, 1996, the latest practicable date, was 272,932,348 shares.

                         PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements


                                   Baxter International Inc. and Subsidiaries
                         Condensed Consolidated Statements of Income (Unaudited)
                                    (in millions, except per share data)

--------------------------------------------------------------------------------------------------------------------
                                                                  Three months ended              Nine months ended
                                                                      September 30,                 September 30,
                                                                  1996           1995           1996           1995

Operations
   Net sales                                                    $1,310         $1,261         $3,944         $3,695

   Costs and expenses
      Cost of goods sold                                           720            695          2,182          2,049
      Marketing and administrative expenses                        272            280            830            801
      Research and development expenses                             84             98            250            256
      Special charge for litigation, net                             -            159              -            199
      Allocated interest, net                                       26             23             76             70
      Goodwill amortization                                          8              7             25             21
      Other                                                         10              7              6            (22)
--------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                                   1,120          1,269          3,369          3,374
--------------------------------------------------------------------------------------------------------------------
   Income from continuing operations
     before income taxes                                           190             (8)           575            321
   Income tax expense (benefit)                                     53            (19)           158             98
--------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                               137             11            417            223
   Discontinued operations
     Income from discontinued operations, net of
      income taxes of $7 and $25 in 1996
      and $87 and $89 in 1995                                       40            152             94            250
--------------------------------------------------------------------------------------------------------------------
    Net income                                                    $177           $163           $511           $473
--------------------------------------------------------------------------------------------------------------------
   Earnings per common share
    Continuing operations                                        $0.50          $0.04          $1.53          $0.80
    Discontinued operations                                       0.15           0.55           0.35           0.90
--------------------------------------------------------------------------------------------------------------------
   Net Income                                                    $0.65          $0.59          $1.88          $1.70
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

   Average number of common shares outstanding                   273              275            272            278
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                           Consolidated Balance Sheets
                          (in millions, except shares)
--------------------------------------------------------------------------------
                                                   September 30,    December 31,
                                                           1996             1995
                                                    (Unaudited)

Current assets    Cash and equivalents                     $833            $476
                  Accounts receivable                     1,013             973
                  Notes and other current
                    receivables                             273             236
                  Inventories                               954             906
                  Short-term deferred income taxes          219             189
                  Prepaid expenses                          168             131
                  -------------------------------------------------------------
                  Total current assets                    3,460           2,911
-------------------------------------------------------------------------------
Property,         At cost                                 3,615           3,427
plant and         Accumulated depreciation
equipment           and amortization                     (1,844)         (1,678)
                  -------------------------------------------------------------
                  Net property, plant and equipment       1,771           1,749
-------------------------------------------------------------------------------
Other assets      Net assets of discontinued
                    operations                                -           2,619
                  Goodwill and other intangibles          1,216           1,098
                  Insurance receivables                     735             805
                  Other                                     364             255
                  -------------------------------------------------------------
                  Total other assets                      2,315           4,777
-------------------------------------------------------------------------------
Total assets                                             $7,546          $9,437
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Current           Notes payable to banks                   $106             $59
liabilities       Current maturities of long-term
                    debt and lease obligations              225             160
                  Accounts payable and accrued
                    liabilities                           1,436           1,548
                  Income taxes payable                      414             387
                  -------------------------------------------------------------
                  Total current liabilities               2,181           2,154
-------------------------------------------------------------------------------
Long-term debt and lease obligations                      1,692           2,372
-------------------------------------------------------------------------------
Long-term deferred income taxes                             217             173
-------------------------------------------------------------------------------
Long-term litigation liability                              554             678
-------------------------------------------------------------------------------
Other non-current liabilities                               325             356
-------------------------------------------------------------------------------
Stockholders'     Common stock, $1 par value,
equity              authorized 350,000,000 shares,
                    issued 287,701,247 shares in
                    1996 and 1995                           288             288
                  Additional contributed capital          1,864           1,837
                  Retained earnings                         948           2,105
                  Common stock in treasury, at cost,
                    13,608,765 shares in 1996 and
                    15,801,580 shares in 1995              (519)           (550)
                  Foreign currency adjustment                (4)             24
                  -------------------------------------------------------------
                  Total stockholders' equity              2,577           3,704
-------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $7,546          $9,437
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                  (in millions)
--------------------------------------------------------------------------------
                                                 Nine months ended September 30,

                                                           1996            1995
(Brackets denote cash outflows)

Cash flow
 provided         Income from continuing operations        $417            $223
by continuing     Adjustments
operations          Depreciation and amortization           255             272
                    Deferred income taxes                    37            (111)
                    Asset dispositions, net                 (12)            (62)
                    Special charge for litigation and
                      restructuring, net                      -             199
                    Other                                    11               7
                  Changes in balance sheet items
                    Accounts receivable                     (23)            (16)
                    Inventories                             (42)            (71)
                    Accounts payable and other
                      current liabilities                  (258)            129
                    Restructuring program payments          (30)            (28)
                    Other                                   (15)            (52)
                  --------------------------------------------------------------
                  Cash flow provided by continuing
                    operations                              340             490
-------------------------------------------------------------------------------
Cash flow provided by discontinued operations               100             610
-------------------------------------------------------------------------------
Investment        Capital expenditures                     (255)           (243)
transactions      Acquisitions and investments
                    in affiliates                          (229)            (32)
                  Proceeds from asset dispositions            4              84
                  -------------------------------------------------------------
                  Investment transactions, net             (480)           (191)
-------------------------------------------------------------------------------
Financing         Issuances of debt and lease
                    obligations                           1,834             933
                  Increase (decrease) in debt with
                    maturities of three months or
                    less, net                               426            (586)
                  Redemption of debt and lease
                    obligations                          (1,666)           (623)
                  Common stock dividends                   (243)           (228)
                  Stock issued under employee
                    benefit plans                           149              83
                  Purchase of treasury stock                (92)           (500)
                  --------------------------------------------------------------
                  Financing transactions, net               408            (921)
-------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash
  and equivalents                                           (11)              7
-------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                 357              (5)
Cash and equivalents at beginning of period                 476             468
-------------------------------------------------------------------------------
Cash and equivalents at end of period                      $833            $463
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

2.   DISCONTINUED OPERATIONS

On September 30, 1996, Baxter stockholders of record on September 26, 1996 received all of the outstanding stock of Allegiance Corporation ("Allegiance"), its health-care cost management business, in a tax-free spin-off. As of that date, Allegiance began operating as an independent publicly-owned company.

The following selected financial information for Allegiance (including previously divested businesses), as included in the Baxter financial statements as a discontinued operation, is presented for informational purposes only and does not reflect what the results of operations and financial position would have been had it operated as a stand-alone entity. Income statement data for Allegiance is as follows (unaudited):

--------------------------------------------------------------------
                 Three months ended     Nine months ended
                    September 30,         September 30,
(in millions)      1996        1995       1996     1995
--------------------------------------------------------------------
Net sales        $1,026       $1,195    $3,090    $3,544
Net income          $40         $152       $94      $250
--------------------------------------------------------------------

Net sales and net income in 1996 reflect the loss of revenues and income related to the Company's Industrial and Life Sciences division which was sold to VWR
Corporation in September 1995.   Net income for the three months ended September
30, 1996 includes a $4.5 million after-tax gain associated with the early termination of certain interest rate swap agreements resulting from Allegiance's indirect assumption of Baxter's debt. Net income for the nine months ended September 30, 1996 includes a $21 million after-tax curtailment gain since Allegiance employees will not participate in Baxter's pension and other post-employment benefit plans, and $10 million in after-tax expenses associated with the spin-off.

Through an issuance of new third party debt, $1.15 billion of Baxter's existing debt was indirectly assumed by Allegiance upon spin-off. Approximately $1.5 billion of net assets were transferred to Allegiance upon spin-off. The spin-off of Allegiance is subject to a final working capital adjustment pursuant to the reorganization agreement between the two companies. Baxter remains contingently liable with respect to certain legal exposures relating to products and properties manufactured and owned by Allegiance. Refer to Note 7 for further discussion.

3.   ACQUISITIONS AND DIVESTITURES

At the end of January 1996, Baxter Healthcare Corporation ("BHC"), a subsidiary of Baxter International Inc., completed its acquisition of PSICOR, Inc. (a perfusion services business) for $17.50 per share, or approximately $80 million. This acquisition, along with other smaller acquisitions during 1996, coupled with the purchase of SETA, Inc. during 1995, is consistent with the cardiovascular businesses' strategy to offer both products and services related to late-stage heart and cardiovascular disease.

On May 9, 1996, Nestle S.A. ("Nestle") and BHC agreed to enter into negotiations for the purpose of dissolving Clintec Nutrition Company ("Clintec"). The dissolution was completed on October 1, 1996. Clintec was a 50-50 joint venture between Baxter and Nestle that developed, marketed and distributed parenteral and enteral nutrition products internationally. Under the dissolution agreement, Baxter received the assets and liabilities associated with Clintec's parenteral nutrition worldwide businesses for a total consideration of Baxter's 50 percent share of the Clintec enteral worldwide businesses and a cash payment of approximately $50 million.

On August 29, 1996, Baxter announced its intention to form a strategic alliance with Immuno International AG (Immuno), a European manufacturer of biopharmaceutical products and services for transfusion medicine. The acquisition is valued at approximately $715 million. The transaction has cleared review by the Commission of the European Communities and is awaiting the approval of anti-trust authorities in the United States. This transaction is expected to close in the first quarter of 1997.

4.   INVENTORIES

Inventories consisted of the following:


                      September 30,    December 31,
                              1996             1995
(in millions)          (unaudited)
-------------------------------------------------------
Raw materials                 $210           $165
Work in process                153            164
Finished products              591            577
-------------------------------------------------------
Total inventories             $954           $906
-------------------------------------------------------
-------------------------------------------------------

5.   STOCK REPURCHASE PROGRAM

In November 1995, the Company's board of directors authorized the repurchase of $500 million of the Company's common stock over several years. As of September 30, 1996, the Company had repurchased approximately $92 million (approximately 2 million shares) of its common stock, including $11 million (approximately 200,000 shares) purchased in an odd lot buyback program approved by the board of directors in May 1996.

6.   RESTRUCTURING CHARGES

In November 1993, the Company recorded a $230 million pretax restructuring charge to cover costs associated with strategic actions designed to accelerate growth and reduce costs in the Company's businesses worldwide, including reorganizations and consolidations in the United States, Europe, Japan and Canada. The Company has implemented, or is in the process of implementing, all of the major restructuring projects. The restructuring program is expected to be substantially completed in 1997.

The following table summarizes the Company's 1993 restructuring reserves as of December 31, 1995 and September 30, 1996 (unaudited):

-------------------------------------------------------------------------
                                         Divestitures
                              Employee-    and asset     Other
(in millions)              related costs  write-downs    costs     Total
-------------------------------------------------------------------------


December 31, 1995 balance          $48       $22         $23       $93
-------------------------------------------------------------------------
Utilization:
     Cash                           12         -          20        32
     Non-cash                        -        10           -        10
-------------------------------------------------------------------------
September 30, 1996 balance         $36       $12          $3       $51
-------------------------------------------------------------------------
-------------------------------------------------------------------------

In September 1995, the Company recorded a restructuring charge of $103 million primarily to eliminate excess plant capacity and reduce manufacturing costs, as well as to initiate certain organizational structure changes. The charge predominantly relates to the closure of the intravenous solutions plant and warehouse in Carolina, Puerto Rico. Production and warehousing will be transferred and consolidated into other facilities.

The following table summarizes the Company's 1995 restructuring reserves as of December 31, 1995 and September 30, 1996 (unaudited):

                               Employee-         Asset   Other
(in millions)               related costs  write-downs   costs    Total
-----------------------------------------------------------------------

December 31, 1995 balance          $26         $19         $9      $54
-----------------------------------------------------------------------
Utilization:
     Cash                            6           -          1        7
     Non-cash                        -           6          -        6
-----------------------------------------------------------------------
September 30, 1996 balance         $20         $13         $8      $41
-----------------------------------------------------------------------
-----------------------------------------------------------------------

7.   LEGAL PROCEEDINGS

In the first three quarters of 1996, significant developments occurred, primarily in Japan and the United States, relative to claims and litigation pertaining to the Company's plasma-based therapies. On March 13, 1996, Baxter Ltd., the Japanese subsidiary of the Company, announced that it had agreed to participate in a court-imposed settlement of lawsuits filed by 400 Japanese with hemophilia who are infected with the AIDS virus and who used blood-clotting factor concentrates. The settlement anticipates a one-time payment by the Japanese government and all members of the factor concentrate industry to each qualifying claimant of 45 million yen, or approximately $395,000, and continuing monthly payments during the recipients' lifetime. Based on the courts' allocation of responsibility for the settlement, the Company would be responsible for approximately 15 percent of the producers' share. The Company has previously established accruals that are adequate to fund the proposed settlement in Japan.

On April 19, 1996, the Company announced that it is participating with Bayer Corporation, Armour Pharmaceutical Company/Rhone-Poulenc Rorer Inc. and Alpha Therapeutic Corporation in a joint settlement proposal pertaining to U.S. hemophilia claims and litigation. Subsequent negotiations with plaintiffs' counsel have resulted in a proposed class action settlement which would provide payments of $100,000 per person to U.S. people with hemophilia who were infected with the AIDS virus and who used non heat-treated blood-clotting therapies, and an additional $40 million for legal fees and administration costs. The Company's agreed contribution to the proposed settlement is 20 percent, which is within its previously established accruals for plasma-based therapy claims and litigation.

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

 8.  ALLOCATED INTEREST

Net interest expense consisted of the following (unaudited):

---------------------------------------------------------------------
                       Three months ended          Nine months ended
                          September 30,               September 30,
(in millions)            1996     1995            1996           1995
---------------------------------------------------------------------
Interest expense         $60       $55            $177           $159
Interest income          (11)       (8)            (34)           (24)
---------------------------------------------------------------------
Interest, net            $49       $47            $143           $135
---------------------------------------------------------------------
---------------------------------------------------------------------
Allocated to
     continuing
     operations          $26       $23             $76            $70
Allocated to
     discontinued
     operations          $23       $24             $67            $65
---------------------------------------------------------------------
---------------------------------------------------------------------

9.  CREDIT FACILITIES

On September 3, 1996, the Company replaced its $1.5 billion revolving credit facility due to expire in July 2000 with a new $1.5 billion facility with substantially similar covenants. This revolving credit facility, which will expire in September 2001, is principally used to support commercial paper and short-term note borrowings.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


The Company's 1995 Annual Report to Stockholders includes management's key financial objectives for 1996. These objectives and the results achieved through September 30, 1996 are summarized as follows:


           FULL YEAR 1996 OBJECTIVES                  NINE MONTH RESULTS
           -------------------------                  ------------------

        -  Generate $500 million in             -  The Company generated
           "operational cash flow" in              "operational cash flow" of
           1996.                                   $457 million during the nine
                                                   months ended September 30,
                                                   1996.

        -  Achieve net income growth in         -  The Company's net income
           the high single digits.                 growth was 8% for the first
                                                   nine months of 1996.

        -  Continue to reduce marketing         -  Marketing and administrative
           and administrative expenses             expenses were 21.0% of sales
           as a percent of sales.                  for the nine months ended
                                                   September 30, 1996, compared
                                                   to 21.7% of sales for the
                                                   same period in 1995.

        -  Maintain a net-debt-to-net-          -  The Company's net-debt-to-
           capital ratio between 35% to            net-capital ratio was 36.6%
           40%.                                    at September 30, 1996 just
                                                   prior to the spin-off of
                                                   Allegiance Corporation
                                                   ("Allegiance").   After the
                                                   distribution, the Company's
                                                   net-debt-to-capital ratio
                                                   was 31.6%, which is below
                                                   the targeted range.  As
                                                   noted below, the ratio will
                                                   increase as a result of the
                                                   planned alliance with Immuno
                                                   International AG and then
                                                   gradually return to the
                                                   targeted 35% to 40% range.

        -  Repurchase $500 million of           -  The Company repurchased $92
           Baxter stock over the next              million of its common stock
           several years as authorized             during the first nine months
           by the Board of Directors.              of 1996.


The above objectives were established based on total company results and have not been adjusted for the spin-off of Allegiance.


SPIN-OFF OF ALLEGIANCE

On September 30, 1996, the Company completed the spin-off of Allegiance.  See
Note 2 to the Condensed Consolidated Financial Statements for further discussion.

POTENTIAL ACQUISITION OF IMMUNO INTERNATIONAL AG

On August 29, 1996, Baxter announced its intention to form a strategic alliance with Immuno International AG ("Immuno"), a European manufacturer of
biopharmaceutical products and services for transfusion medicine.   Immuno's
products include immune globulins, plasma-derived inhibitors and inactivators, coagulation therapies, fibrin sealants and vaccines. The transaction is valued at approximately $715 million. The Commission of the European Communities cleared the transaction on October 10, 1996. The U.S. Federal Trade Commission ("FTC") is conducting its review of the transaction under the Hart-Scott-Rodino
Antitrust Improvement Act of 1976.   The transaction is expected  to close in
the first quarter of 1997.

The Company intends to finance this transaction with debt, raising the net-debt-to-capital ratio into the high 40% range, with the ratio declining to the targeted 35% to 40% range over time as a result of ongoing operations.

RESULTS OF CONTINUING OPERATIONS

The following management discussion and analysis pertains to continuing operations, unless otherwise noted, and describes material changes in the Company's financial condition since December 31, 1995. Trends of a material nature are discussed to the extent known and considered relevant.

The following table shows net sales growth by major geographic region:



                      Three months ended           Nine months ended
                          September 30,   Percent       September 30,   Percent
(in millions)           1996      1995    Increase      1996     1995   Increase
--------------------------------------------------------------------------------
Geographic regions
     International      $679      $664       2%        $2,018    $1,869    8%
     United States       631       597       6%         1,926     1,826    5%
--------------------------------------------------------------------------------
Total net sales       $1,310    $1,261       4%        $3,944    $3,695    7%
--------------------------------------------------------------------------------

International sales growth was primarily the result of strong worldwide demand for therapeutic blood products(particularly Recombinate-TM- and Gammagard-Registered Trademark- S/D), greater penetration of renal products (particularly in Asia) and strong sales of various hospital products outside of the United States (particularly in Latin America and the Pacific Rim). Without the effect of unfavorable foreign exchange rates, international sales growth for the three and nine months ended September 30, 1996 would have been 11% and 13%, respectively.

Domestic sales growth was primarily the result of acquisitions related to the cardiovascular-services business and strong demand for the Company's Recombinate-TM- therapeutic blood products and tissue heart valves. The nine-month period was also favorably affected by the settlement of patent litigation which resulted in proceeds received by Baxter for past royalties. This growth was partially offset by the decline in intravenous systems sales from the unusually high level of sales in 1995 resulting from the Columbia/HCA Healthcare Corporation contract signed late in 1994, and the loss of renal products sales to National Medical Care, Inc. due to its merger with a Baxter competitor, Fresenius AG.

The following gives key ratios of certain income statement items as a percent of sales:

--------------------------------------------------------------------------------
                      Three months ended            Nine months ended
                           September 30,   Increase     September 30,   Increase
                          1996      1995  (Decrease)   1996     1995  (Decrease)
--------------------------------------------------------------------------------
Gross profit margin      45.0%     44.9%    0.1 pts    44.7%   44.5%    0.2pts
Marketing and
 administrative
 expenses                20.8%     22.2%   (1.4 pts)   21.0%   21.7%   (0.7 pts)
--------------------------------------------------------------------------------

The gross profit margin for the three- and nine-month periods ended September 30, 1996 increased slightly primarily due to a heavier mix of higher margin sales, particularly in the renal, heart valve and catheter monitoring businesses, partially offset by increased sales in the lower margin cardiovascular-services business (as a result of recent perfusion services business acquisitions). The gross profit margin for the nine months ended September 30, 1996 was also favorably affected by the royalties received in the patent litigation settlement.

For the three and nine months ended September 30, 1996, marketing and administrative expenses decreased as a percent of sales primarily as a result of increased sales in the cardiovascular-services business, which has a lower cost structure, coupled with a continued focus on cost control in all business units. These cost reductions were partially offset by investments in the renal division's international business, primarily in the renal therapy services area.

The following table analyzes research and development expenses:

--------------------------------------------------------------------------------
                     Three months ended             Nine months ended
                          September 30,    Percent       September 30,  Percent
(in millions)            1996     1995    Decrease     1996      1995   Decrease
--------------------------------------------------------------------------------
Research and
     development
     expenses            $84      $98    (14.3%)       $250   $256     (2.3%)
--------------------------------------------------------------------------------
     As a percent
      of sales           6.4%     7.8%                  6.3%   6.9%
--------------------------------------------------------------------------------

The Company's research and development expenditures are focused on initiatives such as blood substitutes, renal therapy and transplantation, immunotherapy, gene therapy and the Novacor-Registered Trademark-left-ventricular assist system. Expenditures for the third quarter of 1995 include $18 million of purchased research and development relating to the acquisition of the remaining 30 percent of the Nextran venture. Without this purchase, the growth in research and development expenditures for both the three- and nine-month periods ended September 30, 1996 would have been 5%.

The following table shows pretax income from continuing operations:

--------------------------------------------------------------------------------
                     Three months ended             Nine months ended
                          September 30,    Percent       September 30,  Percent
(in millions)            1996     1995    Increase     1996      1995   Increase
--------------------------------------------------------------------------------
Pretax income (loss)
 from continuing
 operations              $190      ($8)      N/A       $575      $321      79%
--------------------------------------------------------------------------------

Included in the pretax loss from continuing operations for the three months ended September 30, 1995 is a $103 million restructuring charge relating primarily to plant consolidations in Puerto Rico and a $56 million net litigation charge relating to the company's plasma-based therapies. Excluding the $18 million Nextran acquisition and the restructuring and litigation charges, pretax income from continuing operations for the quarter ended September 30, 1995 would have been $169 million, and the growth from 1995 to 1996 would have been 12.4%. In addition, included in pretax income from continuing operations for the nine months ended September 30, 1995 is a $40 million net charge relating to the mammary-implant litigation and a $62 million gain related to the disposal of the company's remaining investment in MediSense, Inc. Excluding these special charges and gain, pretax income from continuing operations for the nine months ended September 30, 1995 would have been $476 million, and the growth from 1995 to 1996 would have been 20.8%.

The effective income tax rate for the total company (continuing and discontinued operations) was 25.3% and 29.4% for the third quarter of 1996 and 1995, respectively, and 26.3% and 28.3% for the year-to-date periods ended September 30, 1996 and 1995, respectively. After adjusting for the income tax expense (benefit) associated with the restructuring and litigation charges, the Nextran acquisition, and the MediSense gain, the reduction in the effective tax rate in 1996 is primarily due to a larger portion of the Company's earnings generated in lower tax jurisdictions. The effective income tax rate for continuing operations was 27.9% and 27.5% for the three- and nine month periods ended September 30, 1996, respectively, compared to 237% (tax benefit) and 30.5% for the corresponding periods in 1995, respectively. After adjusting for the taxes on the unusual items recorded in 1995, the difference in the effective rates in 1996 and 1995 was primarily the result of the Company's decision to repatriate certain foreign earnings. Management expects that the effective tax rate for continuing operations, with its anticipated domestic and international earnings mix, will be in the 28%-30% range in 1997.

Net income and earnings per share increased 9% and 10%, respectively, for the three months ended September 30,1996 over the comparable period in 1995, and increased 8% and 11%, respectively, for the nine months ended September 30, 1996 over the year-to-date period in 1995. These increases reflect the items related to net income from continuing operations discussed above coupled with decreases in income from discontinued operations. The decrease in income from discontinued operations was due primarily to the loss of earnings resulting from the Company's divestiture of the Industrial and Life Sciences division as well as expenses associated with the spin-off of Allegiance. These items were partially offset by a curtailment gain related to certain employee benefit plans and a gain associated with the termination of certain interest rate swaps as a result of lower debt levels due to the spin-off of Allegiance. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

Excluding the 1995 restructuring and litigation charges, the Nextran acquisition and the MediSense gain, earnings per share from continuing operations would have been $.39 and $1.10 for the three- and nine-month periods ended September 30, 1995 and the growth from 1995 to 1996 would have been 28% and 39% for the respective periods.

The weighted average shares outstanding for the three- and nine-month periods ended September 30,1996 decreased compared to the corresponding periods in 1995 primarily as a result of the completion of the Company's first $500 million stock repurchase program in September 1995 and 1996 repurchases under its second $500 million repurchase program. This decrease in average shares outstanding caused earnings per share to grow at a higher rate than the growth in net income.

RESTRUCTURING PROGRAMS

Baxter currently has two restructuring programs in process. See Note 6 to the Condensed Consolidated Financial Statements for a discussion of the charges and utilization of the reserves to date.

With respect to the 1993 program, the Company anticipates it will realize approximately $110 million in pretax savings in 1996, which is consistent with its original savings target. Management anticipates that these savings will be partially invested in increased research and development and expansion into growing international markets. The Company has eliminated 1,573 positions of the approximately 1,640 positions affected by the program. The majority of the remaining reductions will occur throughout the remainder of 1996 and 1997 as facility closures and consolidations are completed as planned.

With respect to the 1995 restructuring program, the Company has eliminated 322 positions of the approximately 1,450 positions affected by the program, with most of the remaining reductions expected to be completed by the end of 1998. The plant closure and consolidations in Puerto Rico will lower the Company's manufacturing costs. Management believes these actions will help mitigate the Company's exposure to future gross margin erosion arising from pricing pressure, primarily in the United States.

Management anticipates that future cash expenditures related to both the 1993 and 1995 restructuring programs will be funded from cash generated from operations. Remaining restructuring reserves are believed to be adequate to complete the actions contemplated by both restructuring programs.

ADOPTION OF NEW ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilties", which is effective for fiscal years beginning after December 31, 1996. Adoption of FASB No. 125 in 1997 is not expected to have a material impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company's liquidity in terms of its overall ability to mobilize cash to support ongoing business levels and to fund its growth.

Cash flow provided by continuing operations was $340 million for the nine months ended September 30, 1996 as compared to $490 million for the corresponding period in 1995. The change in working capital in 1996 includes a payment of $125 million in connection with the mammary implant global settlement. Refer to "Part II - Item1. Legal Proceedings" for further information. Management believes that the Company's cash flow is sufficient to support normal ongoing business requirements.

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

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to the Company's internal measure of "operational cash flow":


                                                           Nine months ended
                                                               September 30,
-----------------------------------------------------------------------------

(in millions) (brackets denote cash outflows)      1996                 1995
-----------------------------------------------------------------------------
Cash flow provided by continuing operations
     per the Company's condensed
     consolidated statements of cash flows         $340                $490
Capital expenditures                               (255)               (243)
Net interest after tax                               45                  41
Mammary implant litigation, net                     116                  39
Other                                                 5                 (53)
-----------------------------------------------------------------------------
"Operational cash flow" - continuing operations    $251                $274
"Operational cash flow" - discontinued operations  $206                $155
-----------------------------------------------------------------------------
Total "operational cash flow"                      $457                $429
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Total "operational cash flow" of $457 million is consistent with the Company's objective to generate "operational cash flow" of $500 million in 1996.

The Company's current assets exceeded current liabilities by $1.3 billion at September 30, 1996 and $757 million at December 31, 1995. Current assets include accounts and notes receivable of $1.3 billion and inventories of $954 million at September 30, 1996. These sources of liquidity are convertible into cash over a relatively short period of time and, thus, will help the Company satisfy normal operating cash requirements.

The following table shows the components of net investment transactions:

-----------------------------------------------------------------------------
                                                      Nine months ended
                                                           September 30,

(in millions) (brackets denote cash outflows)      1996                1995
-----------------------------------------------------------------------------
Capital expenditures                              ($255)              ($243)
Acquisitions                                       (229)                (32)
Proceeds from asset dispositions                      4                  84
-----------------------------------------------------------------------------
Total investment transactions, net                ($480)              ($191)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Capital expenditures include the expansion of manufacturing capacity for renal, cardiovascular and biotech products and construction of a manufacturing facility in Switzerland for commercial scale production of HemAssist-TM-, the Company's blood substitute product, which is in clinical trials. During the second quarter of 1996, the Company's board of directors approved $30 million in capital expenditures for two intravenous products manufacturing facilities in China.

The increase in acquisitions in the current year primarily relates to purchases of cardiovascular-services businesses, the largest of which was approximately $83 million relating to the acquisition of PSICOR, Inc. in the first quarter. Also included in the third quarter is a $50 million loan to Clintec Nutrition Company ("Clintec") to replace bank debt guaranteed by Baxter in order to facilitate the dissolution of Clintec. See Note 3 to the Condensed Consolidated Financial Statements for additional information.

At September 30, 1996, the Company's net-debt-to-net-capital ratio was 32% as compared to 36% at December 31, 1995. See discussion above regarding 32% versus the Company's stated goal of maintaining a net-debt-to-net-capital ratio of between 35% to 40%.

During the second quarter of 1996, the Company's debt rating on senior debt was reaffirmed as "A3" by Moody's, upgraded to "A" by Standard & Poor's and downgraded to "BBB+" by Duff & Phelps.

Through issuance of new third-party debt, $1.15 billion of Baxter's existing debt was indirectly assumed by Allegiance as of the September 30, 1996 spin-off date. See further discussion of the spin-off of Allegiance in Note 2 to the Condensed Consolidated Financial Statements.

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

In November 1995, the Company's board of directors authorized the repurchase of $500 million of the Company's common stock over a period of several years. During the nine months ended September 30, 1996, the Company has repurchased $92 million of its common stock.

On May 6, 1996, the board of directors declared a quarterly dividend on the Company's common stock of 30.25 cents per share (annualized rate of $1.21 per share). As a result of the spin-off of Allegiance, the Company is reviewing its current dividend policy. It is management's present intent to maintain the current annual dividend level, adjusted for the spin-off of Allegiance.

LITIGATION

Refer to "Part II - Item 1. Legal Proceedings" in this document for the status of cases and claims from individuals seeking damages for injuries allegedly caused by silicone mammary implants manufactured by a division of American Hospital Supply Corporation. That section also discusses the status of lawsuits and claims involving the Company's plasma-based therapies as well as other significant legal matters affecting the Company.

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

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 1996 has been performed by Price Waterhouse LLP, the Company's independent public accountants. Their report on the interim consolidated financial information follows. There have been no adjustments or disclosures proposed by Price Waterhouse LLP which have not been reflected in the interim consolidated financial information. Their report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                        REPORT OF INDEPENDENT ACCOUNTANTS





November 11, 1996



Board of Directors and Stockholders of
Baxter International Inc.


We have reviewed the accompanying consolidated balance sheet as of September 30, 1996 and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1996 and 1995, and condensed consolidated statements of cash flows for the nine-month period ended September 30, 1996 and 1995 of Baxter International Inc. and its subsidiaries. This interim financial information is the responsibility of the company's management.

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

Yours very truly,




Price Waterhouse LLP

                           PART II.  OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

As of September 30, 1996, the Company was a defendant or co-defendant in 6,864 lawsuits and had 1,778 pending claims from individuals, all of which seek damages for injuries allegedly caused by silicone mammary implants manufactured by the American Heyer-Schulte division of American Hospital Supply Corporation ("American"). The comparable number of cases and claims was 8,590 as of June 30, 1996. In the third quarter of 1996, 14 cases and claims were disposed of.

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

There also are issues concerning which of the Company's insurers are responsible for covering each matter and the extent of the Company's claims for contribution against third parties. The Company believes that a substantial portion of the liability and defense costs related to mammary implant cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company has entered into a "coverage-in-place" agreement with certain

London Market Insurers which it believes collectively subscribed the majority of the Company's solvent London occurrence coverage for the period 1974 to 1985. The Company has also reached similar agreements with Allstate Insurance Company (as successor in interest to Northbrook Excess & Surplus Insurance Company), Hartford Accident & Indemnity Company, First State Insurance Company, First State Underwriters Agency of New England Reinsurance Corporation, Kingscroft Insurance Company Ltd. (formerly Dart Insurance Company Ltd. and Dart & Kraft Insurance Company Ltd.), Walbrook Insurance Company, Ltd., El Paso Insurance Company Ltd., Lime Street Insurance Company Ltd. (formerly Louisville Insurance Company Ltd.), Mutual Reinsurance Company Ltd., and Westport Insurance Company (formerly Puritan Insurance Company), each of which issued or subscribed to policies of insurance during the 1974 to 1985 period. These agreements resolve the signatory insurers' coverage defenses and specify rules and procedures for allocation and payment of defense and indemnity costs pursuant to which signatories will reimburse Baxter for breast implant losses. The nature of coverage in place agreements is such that the amounts that the signatory insurers individually and collectively will pay the Company will depend upon how much loss the Company incurs in connection with breast implant claims, subject to policy limits. In addition, certain other insurers which issued occurrence insurance policies during the same period have paid or committed contractually to pay their policy limits. Four of the Company's claims-made insurers which issued policies subsequent to 1985 have paid or committed the full amounts of their policies to the Company, and, during the third quarter, a fifth claims-made carrier has agreed to pay under its policy with respect to breast implant claims. The combined total of the amount thus far paid by insurers, committed for payment, and projected by the Company to be paid under signed coverage agreements, is in excess of $525 million. The insurers with which the Company has not reached coverage agreements have generally reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. The Company is engaged in active negotiations with certain of these insurers concerning insurance coverage.

Some of the mammary implant cases pending against the Company seek punitive damages and compensatory damages arising out of alleged intentional torts. Depending on policy language, applicable law, and agreements with insurers, the damages awarded pursuant to such claims may or may not be covered, in whole or in part, by insurance. On February 7, 1994, the Company filed suit in California against all of the insurance companies that issued product liability policies to American, American Heyer-Schulte and Baxter for a declaratory judgment that: the policies cover each year of injury or claim; the Company may choose among multiple coverages; coverage begins with the date of implant; and legal fees and punitive damages are covered. Subsequently, certain of the Company's product liability insurance carriers filed suit in Illinois against the Company and all of its other carriers for a declaratory judgment to define various terms in the Company's insurance policies, the extent of the Company's coverage, the date of the occurrences giving rise to coverage, and the relative liabilities of the various insurance carriers involved. The parties entered into a "stand-still" agreement while negotiations continue. The stay in effect in the Illinois action expires on December 5, 1996, and litigation activity may commence at that time. Baxter expects the California court to dismiss its action without prejudice in favor of the litigation in Illinois.

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

Under the revised settlement, plaintiffs and claimants are required to submit election forms to the claims administration office. As of October 18, 1996, over 120,000 claimants have sent in election forms, and approximately 6,200 claimants elected to immediately opt-out. Thereafter, the claimants will receive letters from the Court's claims administration office notifying them of the status of their claim, at which time they will have the option of accepting the settlement or opting out of the settlement. Since May 1996, the claims administration office has sent out over 42,000 "Notification of Status" letters, and continues to send out these letters. Approximately 2,146 claimants have opted out in response to receiving such a letter. Advance payments have been made to over 29,000 eligible claimants. The claims administration office is now in the process of distributing full payment of eligible claims to current claimants which will range between $10,000 to $100,000.

On May 15, 1995, Dow Corning Corporation, one of the defendants in the breast implant cases declared bankruptcy and filed for protection under Chapter 11 IN
RE: DOW CORNING CORPORATION, U.S.D.C., E.D. Mich. 95-20512, 95CV72397-DT. ("Dow Corning Bankruptcy"). The full impact of these proceedings on the global settlement is unclear. As a result of the Dow Corning bankruptcy, Baxter was able to remove a substantial number of opt-out claims from state to federal
courts.   As of June 30, 1995, Baxter had removed the claims of 2,361 individuals and moved to transfer all of those cases to the federal district court in Michigan in which the Dow Corning bankruptcy is pending. The Court denied transfer of these cases. Baxter appealed the Court's denial, and on April 9, 1996, the 6th Circuit Court of Appeals reversed the District Court's ruling and remanded the cases back to the district court. On July 30, 1996, the District Court decided to abstain (in essence, refuse to transfer) from transferring these cases.

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

Upon resolution of any of the uncertainties concerning these cases, the Company may ultimately incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the Company's net income or net cash flows in the period in which it is recorded, management believes that any outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position.

As of September 30, 1996, the Company was a defendant, or co-defendant, in 521 lawsuits, and had 1,456 pending claims in the United States, Canada, Ireland, Italy, Spain, Japan and The Netherlands, involving individuals who have hemophilia, or their representatives. Those cases and claims seek damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII and IX derived from human blood plasma processed and sold by the Company. None of these cases involves the Company's currently processed anti-hemophilic factor concentrates.

The typical case or claim alleges that the individual with hemophilia was infected with HIV by infusing Factor VIII or Factor IX concentrates ("Factor Concentrates") containing HIV.

All Federal Court Factor Concentrate cases have been transferred to the U.S.D.C. for the Northern District of Illinois for case management under Multi District Litigation (MDL) rules. In addition to the individual suits against the company, a purported class action was filed on September 30, 1993, on behalf of all U.S. residents with hemophilia (and their families) who were treated with Factor Concentrates and who allegedly are infected with HIV as a result of the use of such Factor Concentrates. This lawsuit was filed in the United States District Court for the Northern District of Illinois (WADLEIGH, ET AL., V. RHONE-POULENC RORER, ET AL., U.S.D.C., N. Dist., Ill. 93C 5969). On November 3, 1994, the court certified the class only for the purpose of determining whether the defendants' actions were negligent. The defendants in this case filed a petition for a Writ of Mandamus with the 7th Circuit Court of Appeals seeking an order directing the district court judge to vacate that certification. On March 16, 1995, the Court of Appeals granted the petition and stated that it would issue a Writ of Mandamus directing the District Court to vacate its certification. On April 28, 1995, the Court of Appeals denied the plaintiffs' request for a rehearing EN BANC, but stayed enforcement of the writ pending a petition for certiorari by the plaintiffs to the U.S. Supreme Court. On October 2, 1995, the U.S. Supreme Court denied the plaintiffs' petition for certiorari. On January 16, 1996, the District Court decertified the class. Baxter has also been named in eight other purported class actions, none of which have been certified and five of which have been transferred to the MDL for discovery purposes.

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

On April 19, 1996, Alpha Therapeutic Corporation, Armour Pharmaceutical Company, Baxter Healthcare Corporation and Bayer Corporation sent a settlement proposal to all plaintiffs' counsel of record in the U.S. hemophilia Factor Concentrate litigation. Negotiations with plaintiffs' counsel have resulted in a prospective class action settlement which received preliminary approval from the Court on August 14, 1996. The essential terms of the settlement would provide payments of $100,000 per person to each HIV-positive person with hemophilia in the U.S. who can demonstrate use of factor concentrates produced by one of the Defendants between 1978 and 1985. Additionally, a $40 million fund would be established by the Defendants for payment of attorneys' fees, costs and court administration expenses. Additionally, insurance carrier approval, the signing of general and joint tortfeasor releases and the resolution of potential subrogation, reimbursement and other issues are required by the terms of the settlement. Baxter's agreed contribution to the proposed settlement is 20%. On August 14, 1996, Judge John Grady, who oversees the MDL, indicated that he would conditionally certify a settlement class subject to a fairness hearing and final approval under the case, WALKER V. BAYER CORP., ET AL., U.S.D.C., N. Dist., Ill. 96 C 5024. Additionally, Judge Grady approved notice being sent to class members. Sending of the notices commenced on August 20, 1996 with a period to opt-out of the settlement terminating October 15, 1996. A fairness hearing has been tentatively set for November 25, 1996.

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

In February 1994, the Company filed suit in California against all of the insurance companies that issued comprehensive general liability and excess liability policies to the Company for a declaratory judgment that the policies of all of the carriers provide coverage. In that suit, the Company also sued Zurich Insurance Co., one of the Company's comprehensive general liability insurance carriers, for failure to defend it. The Company subsequently dismissed without prejudice its claims against all of the excess insurance carriers except Columbia Casualty Company (one of the Company's excess insurers during part of the relevant time period). The Company has filed an Amended Complaint in the California action seeking a declaration that Zurich has a duty to defend the Company in connection with the Factor Concentrate cases and claims.

Zurich Insurance Co. has filed a suit in Illinois against the Company and its excess carriers, seeking a declaratory judgment that the policies it had issued do not cover the losses that the Company has notified it of for a number of reasons, including that Factor Concentrate therapies are products, not services, and are, therefore, excluded from the policy coverage, and that the Company has failed to comply with various obligations of notice, and the like under the policies. The suit was initially stayed pending resolution of the Company's California case. Zurich appealed that stay and the Illinois Appellate Court reversed and issued a certificate of importance ensuring the Illinois Supreme Court would hear the Company's appeal. In January 1996, the Illinois Supreme Court issued an interim order precluding the company from prosecuting the California action during the pendency of the appeal before the Illinois Supreme Court. Thus, the California action was temporarily stayed. On June 20, 1996, the Illinois Supreme Court issued its decision that the stay in Illinois should be vacated and that the Illinois case be allowed to proceed. The Company's petition for rehearing was denied by the Court and the Supreme Court thereafter issued its mandate to the Circuit Court to proceed in accordance with its decision.

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

On June 29, 1995, the German parliament approved the creation of an assistance fund for approximately 1,900 individuals, and their families, who contracted HIV from blood and blood products in the early 1980s. The fund of approximately $180 million would be established by contributions from the German federal and state governments, the German Red Cross and fractionators who sold Factor Concentrate during the relevant period of time. The Company has agreed to contribute approximately $12 million over a four-year period of time. Claims against the German federal and state governments, the German Red Cross and fractionators contributing to the fund are, by law, extinguished.

In Japan, the Company is a defendant, along with the Japanese government and four other co-defendants, in Factor Concentrate cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. The cases currently involve 1,053 plaintiffs, at least 405 of whom allegedly used Baxter Factor Concentrates. The Japanese Ministry of Health and Welfare ("MHW") estimates that there are approximately 1,800 hemophiliacs who are HIV-positive or AIDS-manifested, and approximately 400 who have died.

In October 1995, the Osaka and Tokyo courts issued interim opinions setting forth a first proposal for settlement. In general, the settlement recommendations provided for payment of an up-front, lump sum amount of approximately $395,000 per plaintiff, 40% funded by the Japanese government and 60% funded by the corporate defendants. The proposal foresees limited credits to be applied to the corporate defendants' share of the settlement for prior payments made under the "Yuai Zaidan" (a government-administered program, funded almost entirely by the corporate defendants, which pays monthly amounts to HIV-infected and AIDS-manifested hemophiliacs and their survivors). The courts also raised the possibility of additional payments of unspecified amounts supplemental to the lump-sum, which will be paid during the life of an infected hemophiliac. The courts directed the parties to commence settlement negotiations under the framework outlined above.

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

On March 7, 1996, the Osaka and Tokyo courts issued their second interim opinions concerning a proposal of settlement. The second proposal did not alter the basic terms of the first proposal and included additional clarifications and provisions concerning supplemental on-going payments, attorneys' fees, continuation of the Yuai Zaidan, contributions of the corporate defendants, and additional burdens on the Japanese government. With respect to the corporate defendants' contributions, the courts determined that each such defendant's share of the settlement should be in accordance with its respective market share as it existed in 1983. Thus, the Company's share would have been approximately 12.50% (of the 60% portion of the total settlement to be funded by the corporate defendants). On March 29, 1996, the courts announced that each party, including the Company, had accepted the court-directed settlement. The courts also revised the corporate defendants' defined market shares, resulting in a contribution by the Company of approximately 15.36 percent.

The Company was notified in 1995 that approximately 1,350 HIV-positive people with hemophilia in Spain wish to explore settlement possibilities with Baxter in lieu of filing suit in both Spain and the U.S. The claimants allege exposure to HIV through the use of Baxter's clotting factor concentrates in the early 1980's. The terms of a proposed settlement have been negotiated and the parties are seeking to conclude the settlement which requires individual releases signed by each HIV-positive person with hemophilia and his family. Also required is insurance carrier approval. The Company estimates that the cost for this proposed settlement should not exceed $34 million.

On February 21, 1994, the Company began the voluntary withdrawal worldwide of its Gammagard-Registered Trademark-IGIV (intravenous immune globulin) because of indications that it might be implicated in Hepatitis C infections occurring in users of Gammagard. Gammagard is a concentration of antibodies derived from human plasma and is used to treat immune-suppressed patients. A new immune globulin, Gammagard S/D-Registered Trademark-, produced with an additional viral inactivation process was introduced by the Company after licensure in the United States and certain other countries.

As of September 30, 1996, the Company had received reports of alleged Hepatitis C transmission from 369 patients. The exact cause for these reported infections has not been determined; however, many of the reports have been associated with Gammagard injection produced from plasma which was screened for antibodies to the Hepatitis C virus through second-generation testing. The number of patients receiving Gammagard

IGIV produced from the second-generation screened plasma is not yet known, nor is the number of patients claiming exposure to Hepatitis C known.

As of September 30, 1996, the Company was a defendant in 134 lawsuits and had 90 pending claims in the United States, Denmark, France, Germany, Italy, Spain, Sweden and the United Kingdom resulting from this incident. Eight suits in the United States have been filed as purported class actions: (LOWE V. BAXTER, U.S.D.C., W.D. KY, C94-0125; MOCK V. BAXTER, ET AL., U.S.D.C., ID, CIV-94-0524-
S-LMV; FAYNE V. BAXTER, U.S.D.C., S.D., NY, 95CIV1129; GUTTERMAN V. BAXTER, U.S.D.C., S.D., IL, 95-198-WDS; GEARY V. BAXTER, U.S.D.C., W.D., PA, 95 0457;
KELLEY V. BAXTER, U.S.D.C., M.D., NC, 6:95CV00178; and LOGAN, ET AL. V. BAXTER, U.S.D.C., Central Dist., CA, 95-3584 and STEUTTGEN V. BAXTER, U.S.D.C., 4th Div, MN, 4-96-CV-437). On December 18, 1995, the LOWE class action allegations were voluntarily dismissed with prejudice by the plaintiffs. The suits allege infection with the Hepatitis C virus from the use of Gammagard. On June 9, 1995, the judicial panel on multi-district litigation ordered all federal cases involving Gammagard to be transferred to the Central District of California for coordinated pretrial proceedings before Judge Manuel L. Real, MDL docket no. 95-1060. Of the 119 pending suits in the United States, 99 are filed in federal court (including the 7 class actions), and all are expected to be transferred to Judge Real. On February 21, 1996, Judge Real certified a nationwide class of all recipients and their spouses, representatives, etc., who had infused Gammagard. The Company sought an immediate stay of the class notice from the 9th Circuit Court of Appeals and subsequently filed a Writ of Mandamus seeking class decertification. The 9th Circuit Court of Appeals granted the stay of the class notice on March 19, 1996 and on April 12, 1996, granted a stay of the class certification pending final determination on the writ. The 9th Circuit Court of Appeals heard oral argument on these matters on October 9, 1996, but has not issued any decisions. Judge Real has scheduled a trial for January 14, 1997. The Company is vigorously defending these cases.

In the fourth quarter of 1993, the Company accrued $131 million for its estimated worldwide liability for litigation and settlement expenses involving anti-hemophilic Factor Concentrate cases, and recorded a receivable for insurance coverage of $83 million, resulting in a net charge of $48 million.

In the third quarter of 1995, significant developments occurred, primarily in the United States, Europe and Japan relative to claims and litigation pertaining to the Company's plasma-based therapies, including Factor Concentrates. After analyzing circumstances in light of recent developments and considering various factors and issues unique to each geography, the Company revised its estimated exposure from the $131 million previously recorded for Factor Concentrates to $378 million for all plasma-based therapies. Related estimated insurance recoveries were revised from $83 million for Factor Concentrates to $274 million for all plasma-based therapies. This resulted in a net charge of $56 million in the third quarter of 1995.

Upon resolution of any of the uncertainties concerning these cases, or if the Company, along with the other defendants, enters into comprehensive settlements of the litigations described above, the Company may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the Company's net income and net cash flows in the period in which it is recorded, management believes that any outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position.

As of September 30, 1996, Allegiance Corporation and/or its affiliates assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying the Company pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. Baxter Healthcare Corporation ("BHC") was one of 10 defendants named in a purported class action filed in August 1993, on behalf of all medical and dental personnel in the state of California who allegedly suffered allergic reactions to natural rubber latex gloves and other protective equipment or who allegedly have been exposed to natural rubber latex products. (KENNEDY, ET AL., V. BAXTER HEALTHCARE CORPORATION, ET AL., Sup. Ct., Sacramento Co., Cal., #535632). The case alleges that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted defendants' demurrer to the class action allegations. On February 29, 1996, the California Appellate Court upheld the trial court's ruling. In April 1994, a similar purported class action, GREEN, ET AL. V. BAXTER HEALTHCARE CORPORATION, ET AL., (Cir. Ct., Milwaukee Co., WI, 94CV004977) was filed against Baxter and three other defendants. The class action allegations have been withdrawn, but additional plaintiffs added individual claims. On July 1, 1996, the Company was served with a similar purported class action, WOLF V. BAXTER HEALTHCARE CORP., ET AL, Circuit Court, Wayne County, MI, 96-617844NP. As of September 30, 1996, 49 additional lawsuits have been served on the Company containing similar allegations of sensitization to natural rubber latex products.

A purported class action has been filed against the Company, Caremark International Inc. ("Caremark"), C.A. (Lance) Piccolo, James G. Connelly and Thomas W. Hodson (all former officers of Caremark) alleging securities law disclosure violations in connection with the November 30, 1992, spin-off of Caremark in the Registration and Information Statement ("Registration Statement") and subsequent SEC filings submitted by Caremark (ISQUITH V. CAREMARK INTERNATIONAL, INC., ET AL., U.S.D.C., N. Dist. Ill., 94C 5534). The plaintiffs allege, among other things, that the Registration Statement and subsequent SEC filings contained false and misleading statements regarding the scope of the Office of Inspector General for the Department of Health and Human Services' investigation of Caremark's business and Medicare/Medicaid patient-referral practices. The Company has responded to the complaint and is vigorously defending this action. Management believes that the outcome of this matter will not have a material adverse effect on the Company's results of operations, net cash flows or consolidated financial position.

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

As of September 30, 1996, Baxter has been named as a potentially responsible party for cleanup costs at 18 hazardous waste sites. Allegiance has assumed responsibility for ten of these sites. Allegiance's largest assumed exposure is at the Thermo-Chem site in Muskegon, Michigan. Allegiance expects that the total cleanup costs for this site will be between $44 million and $65 million, of which Allegiance's share will be approximately $5 million. This amount, net of payments of approximately $1 million, has been accrued and is reflected in Allegiance's financial statements. The estimated exposure for the additional nine Allegiance sites is approximately $4 million, which has been accrued and reflected in Allegiance's financial statements. The estimated exposure for Baxter's eight sites is approximately $2 million, which has been accrued and reflected in the Company's consolidated financial statements.

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

(b)       Report on Form 8-K

          A report on Form 8-K, dated October 7, 1996, was filed with the SEC under Item 5, Other Events, to file a press release which announced the completion of the spin-off of Allegiance Corporation.

          A report on Form 8-K, dated August 29, 1996, was filed with the SEC under Item 5, Other Events, to file a press release which announced the approval of an agreement for a worldwide alliance between Baxter International Inc. and Immuno International AG.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BAXTER INTERNATIONAL INC.
                                   -------------------------------------
                                        (Registrant)


Date:  November 11, 1996           By:  /s/Harry M. Jansen Kraemer, Jr
                                        --------------------------------
                                        Harry M. Jansen Kraemer, Jr.
                                        Vice President and
                                        Chief Financial Officer

            Exhibits Filed with Securities and Exchange Commission

Number      Description of Exhibit                                    Page Number
------      ----------------------                                    -----------
 11.1       Computation of Primary Earnings Per Common Share               32

 11.2       Computation of Fully Diluted Earnings Per Common Share         33

 12         Computation of Ratio of Earnings to Fixed Charges              34

 15         Letter Re Unaudited Interim Financial Information               *

 27         Financial Data Schedule                                         *

            (All other exhibits are inapplicable.)

* Shown only in the original filed with the Securities and Exchange
  Commission
--------------------------------------------------------------------------------