Form 10-K
period 1996-12-31
BAXTER INTERNATIONAL INC
filed 1997-03-19
CIK 10456

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 1-4448

-------------------------------------------------------------------------------

                                     LOGO
                           Baxter International Inc.

-------------------------------------------------------------------------------

                DELAWARE                        36-0781620
            ----------------             -------------------------
                State of                      I.R.S. Employer
             Incorporation                  Identification No.

                 ONE BAXTER PARKWAY, DEERFIELD, ILLINOIS 60015
                                (847) 948-2000
                  ------------------------------------------
              Address, including zip code, and telephone number,
              including area code, of principal executive offices
          Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                   ON WHICH REGISTERED
                                                      --------------------
Common stock, $1 par value                            New York Stock Exchange
                                                      Chicago Stock Exchange

Preferred Stock Purchase Rights                       Pacific Stock Exchange
(currently traded with common stock)                  New York Stock Exchange
                                                      Chicago Stock Exchange
                                                      Pacific Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    X
                                    Yes No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the per share closing sale price of $47.63 on March 7, 1997, and for the purpose of this computation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $12.8 billion.

  The number of shares of the registrant's common stock, $1 par value, outstanding as of March 7, 1997, was 273,023,212.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Those sections or portions of the registrant's 1996 annual report to stockholders and of the registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on May 5, 1997, described in the cross reference sheet and table of contents attached hereto are incorporated by reference in this report.

-------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                  Page Number or
                                                                   (Reference)
                                                                       (1)
                                                                  --------------
 Item  1. Business
          (a)General Development of Business...................          1(2)
          (b)Financial Information about Industry Segments.....          1(3)
          (c)Narrative Description of Business.................          1(4)
          (d)Financial Information about Foreign and Domestic
          Operations and
          Export Sales.........................................          5(5)
 Item  2. Properties...........................................          5
 Item  3. Legal Proceedings....................................          5(6)
 Item  4. Submission of Matters to a Vote of Security Holders..          5
          Market for the Registrant's Common Equity and Related
 Item  5. Stockholder Matters..................................          6(7)
 Item  6. Selected Financial Data..............................          6(8)
          Management's Discussion and Analysis of Financial
 Item  7. Condition and Results of Operations..................          6(9)
 Item  8. Financial Statements and Supplementary Data..........          6(10)
          Changes in and Disagreements with Accountants on
 Item  9. Accounting and Financial Disclosure..................          6
 Item 10. Directors and Executive Officers of the Registrant
          (a)Identification of Directors.......................          7(11)
          (b)Identification of Executive Officers..............          7
          (c)Compliance with Section 16(a) of the Securities
          Exchange Act of 1934.................................          8(12)
 Item 11. Executive Compensation...............................          8(13)
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management...........................................          9(14)
 Item 13. Certain Relationships and Related Transactions.......          9
          Exhibits, Financial Statement Schedules and Reports
 Item 14. on Form 8-K..........................................          9
          (a)Financial Statements..............................          9
          (a)Reports on Form 8-K...............................          9
          (c)Exhibits..........................................          9

-------------------
 (1) Information incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 1996 ("Annual Report") and the board of directors' proxy statement for use in connection with the Registrant's annual meeting of stockholders to be held May 5, 1997 ("Proxy Statement").
 (2) Annual Report, pages 31-46, section entitled "Notes to Consolidated Financial Statements" and pages 17-24, section entitled "Management's Discussion and Analysis."
 (3) Annual Report, pages 44-45, section entitled "Notes to Consolidated Financial Statements--Industry and Geographical Information."
 (4) Annual Report, pages 17-24, section entitled "Management's Discussion and Analysis" and pages 44-45, section entitled "Notes to Consolidated Financial Statements--Industry and Geographical Information."
 (5) Annual Report, pages 44-45, section entitled "Notes to Consolidated Financial Statements--Industry and Geographical Information."
 (6) Annual Report, pages 40-44, section entitled "Notes to Consolidated Financial Statements--Legal Proceedings."
 (7) Annual Report, page 46, section entitled "Notes to Consolidated Financial Statements--Quarterly Financial Results and Market for the Company's Stock."
 (8) Annual Report, inside back cover, section entitled "Six-Year Summary of Selected Financial Data."
 (9) Annual Report, pages 17-24, section entitled "Management's Discussion and Analysis."
(10) Annual Report, pages 26-46, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity" and "Notes to Consolidated Financial Statements."
(11) Proxy Statement, pages 2-5, sections entitled "Board of Directors" and "Election of Directors."
(12) Proxy Statement, page 19, section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."
(13) Proxy Statement, pages 6-17, sections entitled "Compensation of Directors" and "Compensation of Named Executive Officers," and pages 18-19, section entitled "Pension Plan, Excess Plans and Supplemental Plans."
(14) Proxy Statement, pages 20-21, section entitled "Ownership of Company Securities."

--------------------------------------------------------------------------------

                                      LOGO

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

  The Company is engaged in the worldwide development, distribution and manufacture of a diversified line of products, systems and services used primarily in the health-care field. Products are manufactured by the Company in 25 countries and sold in approximately 100 countries. Health-care is concerned with the preservation of health and with the diagnosis, cure, mitigation and treatment of disease and body defects and deficiencies. The Company's products are used by hospitals, clinical and medical research laboratories, blood and dialysis centers, rehabilitation centers, nursing homes, doctors' offices and at home under physician supervision. See "Recent Developments."

  For information regarding acquisitions, investments in affiliates and divestitures, see the Company's Annual Report to Stockholders for the year ended December 31, 1996 (the "Annual Report"), page 32, section entitled "Notes to Consolidated Financial Statements--Acquisitions and Investments in Affiliates" which is incorporated by reference.

(b) Financial Information About Industry Segments.

  Incorporated by reference from the Annual Report, pages 44-45, section entitled "Notes to Consolidated Financial Statements--Industry and Geographical Information."

(c) Narrative Description of Business.

Recent Developments

 Spin-off of Allegiance Corporation

  On September 30, 1996, Baxter stockholders of record on September 26, 1996, received all of the outstanding stock of Allegiance Corporation ("Allegiance"), its health-care cost management and distribution business, in a tax-free spin-off. Additional information is incorporated by reference from the Annual Report, page 32, section entitled "Notes to Consolidated Financial Statements-- Discontinued Operations."

 Acquisition of Immuno International AG

  In December 1996, Baxter commenced the acquisition of Immuno International AG ("Immuno"), a European manufacturer of biopharmaceutical products and services for transfusion medicine. The Company will acquire Immuno in a three-part transaction. The purchase price is valued at approximately $600 million. A substantial portion of the Immuno purchase price will be allocated to Immuno's in-process research and development which, under generally accepted accounting principles, will be immediately expensed by the Company during the first quarter of 1997 (the "Immuno Charge"). Excluding this charge, the transaction is expected to be nondilutive to earnings in 1997 and accretive in 1998, as both revenue and cost synergies are realized. The acquisition will be financed with debt, temporarily raising the Company's net-debt-to-net-capital ratio into the mid-40% range by year-end 1997. This ratio is expected to return to the targeted 35% to 40% range over time as a result of ongoing operations.

 Acquisition of Research Medical, Inc.

  In December 1996, the Company and Research Medical, Inc. ("RMI"), a provider of specialized products used in open-heart surgery, entered into a definitive agreement for the Company to acquire RMI for approximately $236 million of Company common stock. The acquisition was completed on March 14, 1997. A substantial portion of the RMI purchase price will be allocated to RMI's in-process research and development and immediately expensed by the Company during the first quarter of 1997. This non-cash charge, together with the Immuno Charge, will be approximately $360 million (or $1.32 per share). The RMI charge represents approximately 35% of the total, while the Immuno Charge comprises the remainder.

Company Overview

  The Company operates in a single industry segment as a global medical-products and services company that is a leader in technologies related to the blood and circulatory system. It has market-leading positions in four businesses: biotechnology, which develops therapies and products in transfusion medicine; cardiovascular medicine, which develops products and expands services to treat late-stage cardiovascular disease; renal therapy, which develops products and services to improve therapies to fight kidney disease; and intravenous systems/medical products, which develops technologies and systems to improve intravenous medication delivery, and distributes disposable medical products.

  Information about operating results is incorporated by reference from the Annual Report, pages 17-24, section entitled "Management's Discussion and Analysis" and pages 44-45, section entitled "Notes to Consolidated Financial Statements--Industry and Geographical Information."

United States Markets

  The United States health-care marketplace continues to be competitive. There has been consolidation in the Company's customer base and by its competitors which has resulted in pricing and market share pressures. These industry trends are expected to continue. The Company intends to manage these trends by capitalizing on its market-leading positions and by leveraging its cost structure.

International Markets

  The Company generates more than 50% of its revenues outside the United States and international sales are expected to grow at approximately twice the rate of domestic sales for the foreseeable future. Worldwide demand for health-care products and services continues to be strong, particularly in developing markets such as Asia and Latin America. In the developed world-- especially in Western Europe and Japan--there continues to be strong demand for more technologically advanced and cost-effective therapies, products and services. The Company's strategy emphasizes international expansion and technological innovation to capitalize on its strong global positions and the needs of rapidly growing markets.

Joint Ventures

  The Company conducts an immaterial portion of its business through joint ventures. These joint venture are accounted for under the equity method of accounting.

Methods of Distribution

  The Company conducts its selling efforts through its subsidiaries and divisions. Many subsidiaries and divisions have their own sales forces and direct their own sales efforts. In addition, sales are made to independent distributors, dealers and sales agents. The Company's distribution centers are stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct mail campaigns, trade publications and advertising.

  International sales and distribution are made in approximately 100 countries either on a direct basis or through independent local distributors. International subsidiaries employ their own field sales forces in Argentina, Australia, Austria, Belgium, Brazil, Brunei, Canada, Chile, China, Colombia, Ecuador, Denmark, Finland, France, Germany, Hong Kong, India, Indonesia, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Pakistan, Peru, the Philippines, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand, the United Kingdom and Venezuela. In other countries, sales are made through independent distributors or sales agents.

Raw Materials

  Raw materials essential to the Company's business are purchased worldwide in the ordinary course of business from numerous suppliers. The vast majority of these materials are generally available, and no serious shortages or delays have been encountered. Certain raw materials used in producing some of the Company's products are available only from a small number of suppliers. In addition, certain biomaterials for medical implant applications (primarily polymers) are becoming more difficult to obtain due to market withdrawals by biomaterial suppliers, primarily as a result of perceived exposures to liability in the United States.

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

  The changing health-care environment in recent years has led to increasingly intense competition among United States health-care suppliers. Competition is focused on price, service and product performance. Pressure in these areas is expected to continue.

  In part through its restructuring programs, the Company continues to increase its efforts to minimize costs and better meet United States price competition. The Company believes that its cost position will continue to benefit from improvements in manufacturing technology and increased economies of scale. The Company continues to emphasize its investments in innovative and cost-effective technologies and the quality of its product and services.

Credit and Working Capital Practices

  As of December 31, 1996, the Company's debt ratings were A3 on senior debt by Moody's, A by Standard & Poor's and BBB+ by Duff & Phelps.

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

Research and Development

  The Company is actively engaged in research and development programs to develop and improve products, systems and manufacturing methods. These activities are performed at 21 research and development centers located around the world and include facilities in Australia, Belgium, Germany, Italy, Japan, Malta, the Netherlands, Sweden, the United Kingdom and the United States. Expenditures for Company-sponsored research and development activities were $340 in 1996, $345 million in 1995 and $303 million in 1994.

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

  Environmental policies of the Company mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection. Various non-material capital expenditures for environmental protection were made by the Company during 1996 and similar expenditures are planned for 1997. See Item 3.--"Legal Proceedings."

Employees

  As of December 31, 1996, the Company employed approximately 37,000 people.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  Statements throughout this report that are not historical facts, including but not limited to statements in the "Company Overview," "International Markets" and "Recent Developments" sections of this report (including material incorporated therein by reference) include forward looking statements. These statements are based on the Company's current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the Company and the health-care arenas in which it operates.

  The factors below in some cases have affected and could affect the Company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward looking statements. These factors include technological advances in the medical field, economic conditions, demand and market acceptance risks for new and existing products, technologies and health-care services, the impact of competitive products and pricing, manufacturing capacity, new plant start-ups, the United States and global regulatory and trade environment, continued price competition related to the Company's United States operations, product development risks, including technological difficulties, and unforeseen foreign commercialization and regulatory factors.

  Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are unreasonably expensive, or altogether unavailable. If the United States dollar continues to strengthen against most foreign currencies, the Company's ability to realize projected growth rates in its sales outside the United States (expressed in United States dollars) could be negatively impacted. However, a continued weakening in such non-United States currencies may correspondingly by reduce costs (which are initially denominated in local currencies) associated with Company product manufactured in those countries.

  The Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, but there can be no assurance that the actual results or performance of the Company will conform to any future results or performance expressed or implied by such forward-looking statements.

(d) Financial Information About Foreign and Domestic Operations and Export
Sales.

  International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action.

  Financial information is incorporated by reference from the Annual Report, pages 44-45, section entitled "Notes to Consolidated Financial Statements-- Industry and Geographical Information."

--------------------------------------------------------------------------------

ITEM 2. PROPERTIES.

  The Company owns or has long-term leases on substantially all of its major manufacturing facilities. The Company maintains 18 manufacturing facilities in the United States, including seven in Puerto Rico, and also manufactures in Australia, Belgium, Brazil, Canada, the Czech Republic, Chile, China, Colombia, Costa Rica, the Dominican Republic, France, Indonesia, Ireland, Italy, Japan, Malta, Mexico, the Netherlands, Russia, Singapore, Spain, Switzerland, Taiwan, Turkey and the United Kingdom. The Company owns or operates distribution facilities throughout the world, including 67 located in 24 foreign countries.

  The Company maintains a continuing program for improving its properties, including the retirement or improvement of older facilities and the construction of new facilities. This program includes improvement of manufacturing facilities to enable production and quality control programs to conform with the current state of technology and government regulations. Capital expenditures were $318 million in 1996, $309 million in 1995 and $308 million in 1994. In addition, the Company added to the pool of equipment leased or rented to customers, spending $80 million in 1996, $90 million in 1995 and $72 million in 1994.

--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS.

  Incorporated by reference from the Annual Report, pages 40-44, section entitled "Notes to Consolidated Financial Statements--Legal Proceedings."

--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

-------------------------------------------------------------------------------
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  Incorporated by reference from the Annual Report, page 46, section entitled "Notes to Consolidated Financial Statements--Quarterly Financial Results and Market for the Company's Stock."

-------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA.

  Incorporated by reference from the Annual Report, inside back cover, section entitled "Six Year Summary of Selected Financial Data."

-------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Incorporated by reference from the Annual Report, pages 17-24, section entitled "Management's Discussion and Analysis."

-------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Incorporated by reference from the Annual Report, pages 26-46, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," and "Notes to Consolidated Financial Statements."

-------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Identification of Directors

  Incorporated by reference from the board of directors' proxy statement for use in connection with Baxter's annual meeting of stockholders to be held on May 5, 1997 (the "Proxy Statement"), pages 2-5, sections entitled "Board of Directors" and "Election of Directors."

(b) Identification of Executive Officers

  Following are the names and ages, as of March 1, 1997, of the executive officers of Baxter International Inc. ("Baxter"), and one or both of its two principal direct subsidiaries, Baxter Healthcare Corporation ("Healthcare") and Baxter World Trade Corporation ("World Trade"), their positions and summaries of their backgrounds and business experience. All executive officers of Baxter are elected or appointed by the board of directors and hold office until the next annual meeting of directors and until their respective successors are elected and qualified. The annual meeting of directors is held after the annual meeting of stockholders. All executive officers of Healthcare and World Trade are elected or appointed by the boards of directors of the applicable subsidiary and hold office until their respective successors are elected and qualified. As permitted by applicable law, actions by these boards (and their sole stockholder, Baxter) may be taken by written consent in lieu of a meeting.

(1) Baxter International Inc. Executive Officers

  Vernon R. Loucks Jr., age 62, has been chairman of the board of directors since 1987 and chief executive officer of Baxter since 1980. Mr. Loucks was first elected an officer of Baxter in 1971.

  Harry M. Jansen Kraemer, Jr., age 42, has been a senior vice president and chief financial officer of Baxter since 1993. Mr. Kraemer previously was the vice president of finance and operations for a subsidiary of Baxter. Prior to that he was employed as controller, group controller, and president of various divisions of subsidiaries of Baxter.

  Arthur F. Staubitz, age 57, has been senior vice president and general counsel of Baxter since 1993. From 1993 to 1994, he was also secretary of Baxter. Mr. Staubitz previously was vice president/general manager of the ventures group of a subsidiary of Baxter. Prior to that he was senior vice president, secretary and general counsel of Amgen, Inc. Prior to that he was a vice president of a Baxter subsidiary, and prior to that he was a vice president and deputy general counsel of Baxter.

  Michael J. Tucker, age 44, has been senior vice president of Baxter since 1995. From 1994 to 1995, he was a corporate vice president of World Trade. Mr. Tucker previously was a vice president of a division of World Trade, and prior to that, was a vice president of another division of a subsidiary of Baxter.

  Fabrizio Bonanni, age 50, has been a vice president of Baxter since 1995. From 1994 to 1995, he was a corporate vice president of World Trade. Mr. Bonanni previously was a vice president of a division of World Trade.

  John F. Gaither, Jr., age 47, has been a vice president of Baxter since 1994. Between 1991 and 1994, Mr. Gaither was vice president of law and strategic planning for a subsidiary of Baxter, and prior to that, was secretary and deputy general counsel of Baxter.

  David C. McKee, age 49, has been a vice president of Baxter since 1996, and secretary since February 1997. Since 1994, Mr. McKee has been deputy general counsel of Baxter. Prior to that, he was associate general counsel of a subsidiary of Baxter.

  Kshitij Mohan, age 52, has been a vice president of Baxter since 1995. In 1995, Mr. Mohan also was a corporate vice president of World Trade. Mr. Mohan previously was a vice president of a division of Healthcare.

  John L. Quick, age 52, has been a vice president of Baxter since 1995. From 1994 to 1995, he was a corporate vice president of Healthcare. Mr. Quick previously was a vice president of a division of Healthcare, and prior to that, was a vice president of another division of that subsidiary.

  Brian P. Anderson, age 46, has been controller of Baxter since 1993. Mr. Anderson previously was the vice president of corporate audit of a subsidiary of Baxter, and prior to that was a partner in the international accounting firm of Deloitte & Touche.

  Steven J. Meyer, age 40, has been treasurer of Baxter since February 1997. From 1993 to 1997, Mr. Meyer was a vice president of international finance of a business group of World Trade. Mr. Meyer previously was the international controller of a business group of World Trade.

(2) Healthcare and World Trade Executive Officers

  Timothy B. Anderson, age 50, has been a group vice president of Healthcare and World Trade since 1994. Between 1992 and 1994, Mr. Anderson was a vice president of Baxter. Mr. Anderson previously was president of several divisions of a subsidiary of Baxter.

  Donald W. Joseph, age 59, has been a group vice president of Healthcare and World Trade since 1994. Between 1990 and 1994, Mr. Joseph was a vice president of Baxter.

  Jack L. McGinley, age 50, has been a group vice president of Healthcare since 1994. Between 1992 and 1994, Mr. McGinley was a vice president of Baxter. Mr. McGinley previously was president of a division of Healthcare, and prior to that was president of the Japanese subsidiary of World Trade.

  Michael A. Mussallem, age 44, has been a group vice president of Healthcare since 1994. From 1993 to 1994, Mr. Mussallem was president of a division of Healthcare, and prior to that, was president of another division of that subsidiary.

  Carlos Del Salto, age 54, has been a senior vice president of World Trade since 1996. From 1994 to 1996, Mr. del Salto was a corporate vice president of World Trade. Between 1992 and 1994, Mr. del Salto was a vice president of Baxter. Mr. del Salto previously was president--Latin America/Switzerland/Austria of a subsidiary of Baxter, and prior to that, he was vice president--Latin America of that subsidiary.

  David F. Drohan, age 58, has been a corporate vice president of Healthcare since 1996. Between 1991 and 1996, Mr. Drohan was president of a division of Healthcare.

  James M. Gatling, age 47, has been a corporate vice president of Healthcare since 1996. Between 1991 and 1996, Mr. Gatling was a vice president of a division of Healthcare.

  J. Robert Hurley, age 47, has been a corporate vice president of World Trade since 1993. Mr. Hurley previously was vice president of a division of World Trade.

  Roberto E. Perez, age 47, has been a corporate vice president of Healthcare and World Trade since 1995. Between 1992 and 1995, Mr. Perez was president of a division of a subsidiary of Baxter, and prior to that, was a vice president of that division.

(c) Compliance with Section 16(a) of the Securities Exchange Act of 1934.

  Incorporated by reference from Proxy Statement, page 19, section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

-------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.

  Incorporated by reference from the Proxy Statement, pages 6-17, sections entitled "Compensation of Directors" and "Compensation of Named Executive Officers," and pages 18-19, section entitled "Pension Plan, Excess Plans and Supplemental Plans."

-------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Incorporated by reference from the Proxy Statement, pages 20-21, section entitled "Ownership of Company Securities."

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

--------------------------------------------------------------------------------

                                    PART IV

--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)The following documents are filed as a part of this report:
  Financial Statements                                Location

  Financial Statements Required by Item 8 of this Form
  Consolidated Balance Sheets                         Annual Report, page 27
  Consolidated Statements of Income                   Annual Report, page 28
  Consolidated Statements of Cash Flows               Annual Report, page 29
  Consolidated Statements of Stockholders' Equity     Annual Report, page 30
  Notes to Consolidated Financial Statements          Annual Report, pages 31-
  Report of Independent Accountants                   46
                                                      Annual Report, page 26

  Schedules Required by Article 12 of Regulation S-X
  Report of Independent Accountants on Financial
  Statement Schedule                                  page 10
 II Valuation and Qualifying Accounts                 page 11

  All other schedules have been omitted because they are not applicable or not required.

(b)Reports on Form 8-K
  A report on Form 8-K, dated December 6, 1996, was filed with the SEC under
  Item 5, Other Events, to file a press release which announced Baxter's agreement to acquire Research Medical, Inc.

  A report on Form 8-K, dated January 29, 1997, was filed with the SEC under
  Item 5, Other Events, to file amended exhibits and undertakings related to a debt securities shelf registration statement on Form S-3.

  A report on Form 8-K, dated March 18, 1997, was filed with the SEC under
  Item 5, Other Events to file a press release disclosing charges related to two transactions and a revision to first quarter 1997 sales projections.

(c) Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, and incorporated herein by reference. Exhibits in the Exhibit Index marked with a "C" in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 14(a)(3) of Form 10-K. The list of exhibits so designated is incorporated by reference in this Part IV, Item 14.

      REPORT OF INDEPENDENT ACCOUNTS ON THE FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Baxter International Inc.

  Our audits of the consolidated financial statements referred to in our report dated February 10, 1997 appearing on page 26 of the 1996 Annual Report to Stockholders of Baxter International Inc. (which report and consolidated financial statements are incorporated by reference in the Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 10, 1997

                                                                     SCHEDULE II
--------------------------------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS

(In millions of dollars)

--------------------------------------------------------------------------------
                                                Additions
--------------------------------------------------------------------------------
                         Balance at Charged to  Charged to  Deductions  Balance
                         beginning  costs and     other        from    at end of
      Description        of period   expenses  accounts (A)  reserves   period
--------------------------------------------------------------------------------
Year ended December 31,
 1996:
  Accounts receivable       $22        $ 5         $(2)        $(1)       $24
--------------------------------------------------------------------------------
Year ended December 31,
 1995:
  Accounts receivable       $21        $ 9         $ 1         $(9)       $22
--------------------------------------------------------------------------------
Year ended December 31,
 1994:
  Accounts receivable       $19        $ 7         $ 1         $(6)       $21
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

                                       Baxter International Inc.

                                         /s/ Vernon R. Loucks Jr.
                                       By:____________________________________
                                         Vernon R. Loucks Jr.
                                         Chairman of the Board and
                                         Chief Executive Officer

Date: March 18, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i) Principal Executive Officer:

                                       (iv)A Majority of the Board of
                                        Directors

  /s/ Vernon R. Loucks Jr.                Walter E. Boomer

  Vernon R. Loucks Jr.                    Pei-yuan Chia
  Director, Chairman of the Board         John W. Colloton
  and Chief Executive Officer             Susan Crown

(ii) Principal Financial Officer:         Mary Johnston Evans

  /s/ Harry M. Jansen Kraemer, Jr.        Frank R. Frame

  Harry M. Jansen Kraemer, Jr.            Martha R. Ingram
  Senior Vice President and               Harry M. Jansen Kraemer, Jr.
  Chief Financial Officer                 Arnold J. Levine

(iii) Controller:                         Georges C. St. Laurent, Jr.

  /s/ Brian P. Anderson                   Monroe E. Trout, M.D.

  Brian P. Anderson                       Reed V. Tuckson, M.D.
                                          Fred L. Turner

  Controller
                                         /s/ Vernon R. Loucks Jr.
                                       By: ____________________________________
                                         Vernon R. Loucks Jr.
                                         Director and Attorney-in-Fact

--------------------------------------------------------------------------------
                                   APPENDICES

DESCRIPTION                                                            PAGE
-----------                                                            ----
Computation of Primary Earnings per Common Share (Exhibit 11.1)         16
Computation of Fully Diluted Earnings per Common Share (Exhibit 11.2)   17
Computation of Ratio of Earnings to Fixed Charges (Exhibit 12)          18
Subsidiaries of the Company (Exhibit 21)                                19

--------------------------------------------------------------------------------

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

                             NUMBER AND DESCRIPTION OF EXHIBIT
                             ---------------------------------
  3.  Certificate of Incorporation and Bylaws
       3.1*   Restated Certificate of Incorporation, filed as exhibit 3.1 to the Company's annual report on Form 10-K for the year ended
              December 31, 1992, file number 1-4448 (the "1992 Form
              10-K").
       3.2*   Certificate of Designation of Series A Junior Participating
              Preferred Stock, filed under the Securities Act of 1933 as exhibit 4.3 to the Company's registration statement on Form S-8
              (No. 33-28428).
       3.3*   Amended and Restated Bylaws, filed as exhibit 3.3 to the Form
              10-Q for the quarter ended September 30, 1994, file number 1-
              4448.
      Instruments defining the rights of security holders, including
  4.  indentures
       4.1*   Indenture dated November 15, 1985 between the Company and
              Bankers Trust Company, filed as exhibit 4.8 to the Company's current report on Form 8-K dated December 16, 1985, file no. 1-
              4448.
       4.2*   Amended and Restated Indenture dated November 15, 1985 (the
              "Indenture"), between the Company and Continental Illinois
              National Bank and Trust Company of Chicago ("Continental"),
              filed under the Securities Act of 1933 as exhibit 4.1 to the
              Company's registration statement on Form S-3 (No. 33-1665).
       4.3*   First Supplemental Indenture to the Indenture between the
              Company and Continental, filed under the Securities Act of 1933 as exhibit 4.1(A) to the Company's registration statement on
              Form S-3 (No. 33-6746).
       4.4*   Supplemental Indenture dated as of January 29, 1997, between the
              Company and First Trust National Association (as successor to
              Continental), filed under the Securities Act of 1933 as exhibit
              4.1B to the Company's debt securities shelf registration
              statement on Form S-3 (No. 333-19025) (the "1997 Shelf").
       4.5*   Fiscal and Paying Agency Agreement dated as of April 26, 1984, among American Hospital Supply International Finance N.V., the
              Company and The Toronto-Dominion Bank, as amended, filed as exhibit 4.9 to the Company's annual report on Form 10-K for the year ended December 31, 1985 (the "1985 Form 10-K").
       4.6*   Fiscal and Paying Agency Agreement dated as of November 15,
              1984, between the Company and Citibank, N.A., as amended, filed as exhibit 4.16 to the Company's annual report on Form 10-K for the year ended December 31, 1987, file no. 1-4448 (the "1987
              Form 10-K").
       4.7*   Specimen 9 1/2% Note, filed as exhibit 4.3(a) to the Company's current report on Form 8-K dated June 23, 1988, file no. 1-4448.
       4.8*   Specimen 9 1/4% Note, filed as exhibit 4.3(a) to the Company's current report on Form 8-K dated September 13, 1989, file number
              1-4448.
       4.9*   Specimen 9 1/4% Note, filed as exhibit 4.3(a) to the Company's current report on Form 8-K dated December 7, 1989, file number
              1-4448.
       4.10   Specimen 7.125% Note.
       4.11   Specimen 7.65% Debenture.

 10.  Material Contracts
  C   10.1*    Form of Indemnification Agreement entered into with directors and officers, filed as exhibit 19.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1986, file no. 1-4448.
  C   10.2*    1988 Long-Term Incentive Plan, filed as exhibit 10.12 to the
               1987 Form 10-K.
  C   10.3*    1987-1989 Long-Term Performance Incentive Plan, filed as
               exhibit 10.15 to the Company's annual report on Form 10-K for the year ended December 31, 1986 (the "1986 Form 10-K").
  C   10.4*    1989 Long-Term Incentive Plan, filed as exhibit 10.12 to the
               Company's annual report on Form 10-K for the year ended
               December 31, 1988, file no. 1-4448 (the "1988 Form
               10-K").
  C   10.5*    Stock Option Plan Adopted July 25, 1988, filed as exhibit 10.13 to the 1988 Form
               10-K.
  C   10.6*    1991 Officer Incentive Compensation Plan, filed as exhibit
               10.11 to the Company's annual report on Form 10-K for the year ended December 31, 1990, file number 1-4448 (the "1990 Form 10-
               K").
  C   10.7*    Baxter International Inc. and Subsidiaries Incentive Investment
               Excess Plan, filed as exhibit 10.17 to the 1988 Form 10-K.
  C   10.8*    Baxter International Inc. and Subsidiaries Supplemental Pension
               Plan, filed as exhibit 10.18 to the 1988 Form 10-K.
  C   10.9*    Limited Rights Plan, filed as exhibit 19.6 to the Company's quarterly report on Form 10-Q for the quarter ended September
               30, 1989, file no. 1-4448 (the "September, 1989 Form 10-Q").
  C   10.10*   Amendments to various plans regarding disability, filed as exhibit 19.9 to the September, 1989 Form 10-Q.
  C   10.11*   Amendments to 1987-1989 Long-Term Performance Incentive Plan
               and 1988 Long-Term Incentive Plan, filed as exhibit 19.10 to the September, 1989 Form 10-Q.
  C   10.12*   1987 Incentive Compensation Program, filed as exhibit C to the
               Company's proxy statement for use in connection with its May
               13, 1987, annual meeting of stockholders, file no. 1-4448.
      10.13*   Rights Agreement between the Company and The First National
               Bank of Chicago, filed as exhibit 1 to a registration statement on Form 8-A dated March 21, 1989, file no. 1-4448.
  C   10.14*   Amendment to 1987 Incentive Compensation Program, filed as exhibit 19.1 to September, 1989 Form 10-Q.
  C   10.15*   Restricted Stock Grant Terms and Conditions, filed as exhibit
               10.25 to the Company's annual report on Form 10-K for the year ended December 31, 1991, file number 1-4448 (the "1991 Form 10-
               K").
  C   10.16*   Vernon R. Loucks Restricted Stock Grant Terms and Conditions,
               filed as exhibit 10.26 to the 1991 Form 10-K.
  C   10.17*   Deferred Compensation Plan (1990), as amended in 1992, filed as exhibit 10.27 to the 1992 Form 10-K.
  C   10.18*   Restricted Stock Plan for Non-Employee Directors (as amended and restated in 1992), filed as exhibit 10.28 to the 1992 Form
               10-K.
  C   10.19*   Restricted Stock Grant Terms and Conditions (as amended), filed as exhibit 10.31 to the 1992 Form 10-K.

 C    10.20*   1992 Officer Incentive Compensation Plan, filed as exhibit
               10.29 to the 1992 Form 10-K.
 C    10.21*   1993 Officer Incentive Compensation Plan, filed as exhibit
               10.30 to the 1992 Form 10-K.
 C    10.22*   1994 Officer Incentive Compensation Plan, filed as exhibit
               10.31 to the Company's annual report on Form 10-K for the year ended December 31, 1993, file number 1-4448 (the "1993 Form
               10-K").
 C    10.23*   Corporate Aviation Policy, filed as exhibit 10.33 to the 1992
               Form 10-K.
 C    10.24*   Plan and Agreement of Reorganization between Baxter and
               Caremark International Inc., filed as exhibit 10.34 to the
               1992 Form 10-K
 C    10.25*   1994 Incentive Compensation Program, filed as exhibit A to the
               Company's proxy statement for use in connection with its April
               29, 1994 annual meeting of stockholders, file no. 1-4448.
 C    10.26*   1994 Shared Investment Plan and Terms and Conditions, filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994.
 C    10.27*   1995 Officer Incentive Compensation Plan, filed as exhibit
               10.31 to the Company's annual report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").
 C    10.28*   Baxter International Inc. Restricted Stock Plan for Non-
               Employee Directors, as amended and restated effective May 8,
               1995, filed as exhibit 10.32 to the 1994 Form 10-K.
 C    10.29*   1996 Officer Incentive Compensation Plan, filed as exhibit
               10.33 to the Company's annual report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").
 C    10.30*   1995 Stock Option Grant Terms and Conditions, filed as exhibit
               10.34 to the 1995 Form 10-K.
      10.31*   Reorganization Agreement between Baxter and Allegiance
               Corporation, filed as exhibit 2 to the Form 10 registration statement, file no. 1-11885, dated September 20, 1996.
 C    10.32    Supplemental Pension Agreement: Jack L. McGinley.
 C    10.33    November 1996 Stock Option Grant Terms and Conditions.
 C    10.34    November 1996 Premium Price Stock Option Grant Terms and
               Conditions.
 C    10.35    Officer Incentive Compensation Plan.
 11.  Statement re: computation of per share earnings.
      11.1     Computation of primary earnings per common share.
      11.2     Computation of fully diluted earnings per common share.
 12.  Statements re: computation of ratios.
 13.  1996 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this annual report on Form 10-K).
 21.  Subsidiaries of the Company.
 23.  Consent of Price Waterhouse LLP.
 24.  Powers of Attorney.
 27.  Financial Statement Schedule.

-------
*Incorporated herein by reference.
CExhibit contemplated by Item 14(a)(3) of Form 10-K.

                     (All other exhibits are inapplicable.)

                               APPENDIX OF GRAPHS

  The following is a listing of the graphs contained within the Annual Report, pages 17-24, section entitled "Management's Discussion and Analysis" which is incorporated by reference.

                        DOMESTIC AND INTERNATIONAL SALES

                                                             U.S.  INTERNATIONAL
                                                             ----- -------------
      1994.................................................. 2,292     2,187
      1995.................................................. 2,492     2,556
      1996.................................................. 2,665     2,773

                                   NET INCOME

      1994.................................................................. 596
      1995.................................................................. 649
      1996.................................................................. 669