Form 10-Q
period 1997-03-31
BAXTER INTERNATIONAL INC
filed 1997-05-14
CIK 10456

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     ---  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

     --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____ to ____

          Commission file number 1-4448


                            BAXTER INTERNATIONAL INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     36-0781620
    -------------------------------                      ---------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

 ONE BAXTER PARKWAY, DEERFIELD, ILLINOIS                       60015-4633
 --------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)



                              (847)  948-2000
                      ------------------------------
                      (Registrant's telephone number,
                          including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---      ---

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of April 30, 1997 the latest practicable date, was 277,949,485 shares.

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                   Baxter International Inc. and Subsidiaries

            Condensed Consolidated Statements of Income (Unaudited)

                      (In millions, except per share data)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                              --------------------
                                                                                1997       1996
                                                                              ---------  ---------
Operations
  Net sales                                                                   $   1,443  $   1,299
  Costs and expenses
    Cost of goods sold                                                              782        721
    Marketing and administrative expenses                                           323        276
    Research and development expenses                                                90         82
    Interest, net                                                                    38         24
    Goodwill amortization                                                            10          8
    Acquired research and development                                               352         --
    Other income                                                                     (2)        --
                                                                              ---------  ---------
    Total costs and expenses                                                      1,593      1,111
                                                                              ---------  ---------
  Income (loss) from continuing operations before income taxes                     (150)       188
  Income tax expense                                                                 53         50
                                                                              ---------  ---------
  Income (loss) from continuing operations                                         (203)       138
                                                                              ---------  ---------
  Discontinued operations
    Income from discontinued operations, net of applicable income tax
      expense of $8                                                                  --         20
                                                                              ---------  ---------
  Net income (loss)                                                           $    (203) $     158
                                                                              ---------  ---------
  Earnings (loss) per common share
    Continuing operations                                                     $   (0.74) $    0.51
    Discontinued operations                                                      --           0.07
                                                                              ---------  ---------
  Net income (loss)                                                           $   (0.74) $    0.58
                                                                              ---------  ---------
                                                                              ---------  ---------
  Average number of common shares outstanding                                       274        272
                                                                              ---------  ---------
                                                                              ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets

                          (In millions, except shares)

                                                                    March 31,     December 31,
                                                                      1997            1996
                                                                  -------------  ---------------
                                                                   (Unaudited)
Current assets
  Cash and equivalents                                              $     588       $     761
  Accounts receivable                                                   1,320           1,219
  Notes and other current receivables                                     285             266
  Inventories                                                           1,202             883
  Short-term deferred income taxes                                        229             212
  Prepaid expenses                                                        184             139
                                                                       ------          ------
    Total current assets                                                3,808           3,480
                                                                       ------          ------

Property, plant and equipment, net                                      2,150           1,843
                                                                       ------          ------
Other assets
  Goodwill and other intangibles                                        1,542           1,386
  Insurance receivables                                                   582             641
  Other                                                                   256             246
                                                                       ------          ------
    Total other assets                                                  2,380           2,273
                                                                       ------          ------
Total assets                                                        $   8,338       $   7,596
                                                                       ------          ------
                                                                       ------          ------
Current liabilities
  Notes payable to banks                                            $     236       $     121
  Current maturities of long-term debt and lease obligations              210             225
  Accounts payable and accrued liabilities                              1,965           1,704
  Income taxes payable                                                    429             395
                                                                       ------          ------
    Total current liabilities                                           2,840           2,445
                                                                       ------          ------
Long-term debt and lease obligations                                    2,174           1,695
                                                                       ------          ------
Long-term deferred income taxes                                           313             255
                                                                       ------          ------
Long-term litigation liabilities                                          293             365
                                                                       ------          ------
Other non-current liabilities                                             392             332
                                                                       ------          ------
Stockholders' equity
  Common stock, $1 par value, authorized 350,000,000 shares,
    issued 287,701,247 shares in 1997 and 1996                            288             288
  Additional contributed capital                                        1,877           1,825
  Retained earnings                                                       742           1,022
  Common stock in treasury, at cost, 9,861,963 shares in 1997
    and 15,261,100 shares in 1996                                        (411)           (611)
  Foreign currency adjustment                                            (170)            (20)
                                                                       ------          ------
  Total stockholders' equity                                            2,326           2,504
                                                                       ------          ------
Total liabilities and stockholders' equity                          $   8,338       $   7,596
                                                                       ------          ------
                                                                       ------          ------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                 (in millions)

                                                                                Three months ended
                                                                                    March 31,
                                                                               --------------------
                                                                                 1997       1996
                                                                               ---------  ---------
(Brackets denote cash outflows)
Cash flow from continuing operations
  Income (loss) from continuing operations                                     $    (203) $     138
  Adjustments
    Depreciation and amortization                                                    109         84
    Deferred income taxes                                                              4         38
    Acquired research and development                                                352         --
    Other                                                                             31          4
  Changes in balance sheet items
    Accounts receivable                                                                8          3
    Inventories                                                                      (81)       (27)
    Accounts payable and other accrued liabilities                                  (183)      (250)
    Restructuring program payments                                                    (6)       (12)
    Other                                                                            (11)        (4)
                                                                               ---------  ---------
  Cash flow from continuing operations                                                20        (26)
                                                                               ---------  ---------
Cash flow from discontinued operations                                                --         (5)
                                                                               ---------  ---------
Investment transactions
  Capital expenditures                                                               (69)       (66)
  Acquisitions (net of cash received) and investments in affiliates                 (346)       (97)
  Proceeds from asset dispositions                                                    (4)        (2)
                                                                               ---------  ---------
  Investment transactions, net                                                      (419)      (165)
                                                                               ---------  ---------
Financing transactions
  Issuance of debt and lease obligations                                             508        413
  Redemption of debt and lease obligations                                          (142)      (845)
  Increase (decrease) in debt with maturities of three months or less, net           (59)       858
  Common stock dividends                                                             (77)       (78)
  Stock issued under employee benefit plans                                           29         48
  Purchase of treasury stock                                                          --        (80)
                                                                               ---------  ---------
  Financing transactions, net                                                        259        316
                                                                               ---------  ---------
Effect of foreign exchange rate changes on cash and equivalents                      (33)        (4)
                                                                               ---------  ---------
Increase (decrease) in cash and equivalents                                         (173)       116
Cash and equivalents at beginning of period                                          761        476
                                                                               ---------  ---------
Cash and equivalents at end of period                                          $     588  $     592
                                                                               ---------  ---------
                                                                               ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  FINANCIAL INFORMATION

 The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the "Company" or "Baxter") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1996 Annual Report to Stockholders.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments, except for the in-process research and development charge relating to the acquisitions discussed below, are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

2.  ACQUISITIONS

All acquisitions during the three months ended March 31, 1997 and 1996, were accounted for under the purchase method. The purchase price of an acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. The excess of the purchase price over the net tangible assets and liabilities acquired is allocated to intangible assets. The initial purchase price allocation is preliminary and is subject to change during the year following the acquisition as additional information concerning asset and liability valuation is obtained. Therefore, the final allocation may differ from the preliminary allocation. Results of operations of acquired companies are included in the Company's results of operations as of the respective acquisition dates. The pro forma information presented below is not necessarily indicative of what operating results would have been had the acquisitions occurred on the indicated dates, nor is it necessarily indicative of future operating results.

IMMUNO INTERNATIONAL AG

In December 1996, the Company commenced the acquisition of Immuno International AG ("Immuno"), a European manufacturer of biopharmaceutical products and services for transfusion medicine. The acquisition of Immuno is being completed in a three-part transaction and is valued at approximately $570 million. In addition, the Company assumed approximately $280 million of Immuno's net debt. The first and second parts of the transaction were completed during the first fiscal quarter of 1997 with a $200 million payment to the private shareholders and $170 million in payments relating to a tender offer for most of the publicly traded shares of Immuno. After completing this second part, the Company has acquired 68% of both the equity and the voting rights of Immuno. The final part of the acquisition, the purchase of the remaining shares from private shareholders, is expected to be completed by mid-1997.

Under the terms of the stock-purchase agreement with the private shareholders, approximately 84 million Swiss francs (or approximately $57 million at quarter-end) will be held in escrow to cover legal contingencies. See "Part II - Item 1.

Legal Proceedings" for further discussion. The operations of Immuno are included in the condensed consolidated financial statements on the basis of fiscal years ending November 30, which is the same basis used for the Company's other foreign operations. Therefore, the acquisition was recorded in the Company's first fiscal quarter of 1997.

On the basis of an independent appraisal, approximately $220 million of the Immuno purchase price was allocated to in-process research and development ("R&D") which, under generally accepted accounting principles ("GAAP"), was immediately expensed by the Company. The technological feasibility of the in-process R&D had not yet been established and, at present, the technology has no alternative future use. A significant portion of the purchase price was allocated to existing product technology and this amount, which was approximately $95 million, is being amortized on a straight-line basis over 20 years.

Included in other income and expense in the first quarter of 1997 is a $29 million charge relating to the integration of certain of Baxter's operations with those of Immuno. Also included in other income for the three months ended March 31, 1997 is a $27 million foreign currency translation gain relating to the Swiss Franc denominated acquisition liabilities to the former shareholders of Immuno.

RESEARCH MEDICAL, INC.

In March 1997, Baxter acquired Research Medical Inc. ("RMI"), a provider of specialized products used in open-heart surgery. The purchase price was approximately $239 million and was settled with 4,801,711 shares of Baxter International Inc. common stock, issued from treasury.

On the basis of an independent appraisal, approximately $132 million of the RMI purchase price was allocated to in-process R&D which, under GAAP, was immediately expensed by the Company. The technological feasibility of the in-process R&D had not yet been established and, at present, the technology has no alternative future use. Approximately $40 million of the excess of the purchase price over the net tangible assets was allocated to existing product technology and is being amortized on a straight-line basis over 14 years. The majority of the remainder of the excess purchase price was allocated to goodwill in the amount of approximately $29 million and is being amortized on a straight-line basis over 20 years.

PSICOR, INC.

In January 1996, Baxter Healthcare Corporation, a subsidiary of the Company, acquired PSICOR, Inc., a perfusion-services business, for $17.50 per share, or $84 million.

PRO FORMA INFORMATION

Had the acquisitions of Immuno and RMI taken place at the beginning of the first fiscal quarter of 1997, revenues, net income and earnings per share would not have been materially different from the reported amounts and, therefore, pro forma information is not presented. Had the acquisitions of Immuno, RMI and the Clintec parenteral-nutrition business taken place at the beginning of the first fiscal quarter of 1996, the Company's pro forma (unaudited) revenues for the first fiscal quarter of 1996 would be approximately 13% higher than the reported revenues. Excluding the effect of the R&D charge, pro forma net income and earnings per share would not have been materially different from the reported results and, therefore, the pro forma amounts are not presented. The R&D charge, had it been recorded in the first fiscal quarter of 1996, would have reduced reported net income from $158 million to a $194 million net loss, and would have reduced the reported earnings per share from $.58 per share to a $.71 per share loss.

3.  INVENTORIES

Inventories consisted of the following:

-------------------------------------------------------------------------------
                                             March 31,          December 31,
                                                 1997                  1996
(in millions)                             (Unaudited)
-------------------------------------------------------------------------------
Raw materials                                  $  300                  $190
Work in process                                   231                   152
Finished products                                 671                   541
-------------------------------------------------------------------------------
Total inventories                              $1,202                  $883
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

4.  RESTRUCTURING RESERVES

In November 1993, the Company recorded a $216 million restructuring charge to cover costs associated with strategic actions designed to accelerate growth and reduce costs, including reorganizations and consolidations in the United States, Europe, Japan and Canada. The restructuring program is expected to be completed by the end of 1997.

Employee-related costs include provisions for severance, outplacement assistance, relocation and retention payments. Since the inception of the program, the Company has eliminated approximately 1,800 positions, which exceeds the 1,640 positions originally targeted. Additional positions are expected to be eliminated during 1997.

The following table summarizes the 1993 restructuring reserves as of December 31, 1996 and March 31, 1997 (unaudited):

                                               Divestures
                                   Employee-    and asset    Other
(in millions)                  related costs  write-downs    costs    Total
-------------------------------------------------------------------------------
December 31, 1996 balance            $14          $16         $9       $39
-------------------------------------------------------------------------------
Utilization:
   Cash                                3            -          1         4
   Non-cash                            -            4          -         4
-------------------------------------------------------------------------------
March 31, 1997 balance               $11          $12         $8       $31
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

In September 1995, the Company recorded a restructuring charge of $103 million primarily to eliminate excess plant capacity and reduce manufacturing costs, as well as to initiate certain organizational structure changes. The charge predominantly relates to the closure of the intravenous solutions plant and warehouse in Carolina, Puerto Rico. Production and warehousing will be transferred and consolidated into other facilities. Employee-related costs consist of severance for the approximately 1,450 positions that will be eliminated. Approximately 340 positions have been eliminated to date and completion of the plan is anticipated by the end of 1998.

The following table summarizes the 1995 restructuring reserves as of December 31, 1996 and March 31, 1997 (unaudited):

-------------------------------------------------------------------------------
                                   Employee-        Asset    Other
(in millions)                  related costs  write-downs    costs    Total
-------------------------------------------------------------------------------
December 31, 1996 balance            $16          $11         $8       $35
-------------------------------------------------------------------------------
Utilization                            -            -          -         -
-------------------------------------------------------------------------------
March 31, 1997 balance               $16          $11         $8       $35
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

5.  LEGAL PROCEEDINGS

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

6.  INTEREST, NET

Net interest expense consisted of the following (unaudited):

-------------------------------------------------------------------------------
                                                 Three months ended March 31,
(in millions)                                        1997               1996
-------------------------------------------------------------------------------
Interest expense                                     $47                 $57
Interest income                                       (9)                (11)
-------------------------------------------------------------------------------
Interest, net                                        $38                 $46
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Continuing operations                                $38                 $24
Discontinued operations                               $0                 $22
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

7. AGREEMENT TO ACQUIRE BIEFFE MEDITAL S.P.A.

In April 1997, the Company signed an agreement to acquire Bieffe Medital S.P.A., a leading European manufacturer of dialysis and intravenous solutions and containers, for $185 million, plus assumption of debt of approximately $50 million. The acquisition is subject to several customary conditions, including satisfactory due diligence review and clearance from the European anti-trust authorities. The closing is anticipated to occur by the end of 1997.

ITEM. 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Baxter International Inc.'s ("Baxter" or the "company") 1996 Annual Report to Stockholders ("ARS") contains management's discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 1996. In the ARS, management outlined its key financial objectives for 1997. These objectives and the results achieved through March 31, 1997 are summarized as follows:

-------------------------------------------------------------------------------
FULL YEAR 1997 OBJECTIVES                RESULTS THROUGH MARCH 31, 1997
-------------------------------------------------------------------------------
Increase net sales approximately         Net sales increased 4% before
10% before the impact of 1997            the impact of the 1997
acquisitions and 20% including 1997      acquisitions of Immuno
acquisitions.                            International AG ("Immuno")
                                         and Research Medical, Inc.
                                         ("RMI"), and increased 11%
                                         including these acquisitions.
                                         First quarter 1997 net sales
                                         growth was unfavorably
                                         impacted by changes in
                                         foreign exchange rates and
                                         royalties received in a
                                         patent litigation settlement
                                         in the prior year quarter.
                                         In addition, as the
                                         acquisitions of Immuno and
                                         RMI occurred during the
                                         quarter, less than three
                                         months of net sales relating
                                         to these entities was
                                         reflected in the Company's
                                         first quarter 1997 results.
                                         Management expects to achieve
                                         the full year objective.
----------------------------------------------------------------------
Achieve net income growth in the         The Company's growth in
low double digits.                       income from continuing
                                         operations for the three
                                         months ended March 31, 1997,
                                         excluding the in-process
                                         research and development
                                         charge relating to the
                                         acquisitions of Immuno and
                                         RMI discussed below, was 9%.
                                         The growth rate was
                                         unfavorably affected by the
                                         1996 patent litigation
                                         settlement discussed above.
                                         Management expects to achieve
                                         the full year objective.
----------------------------------------------------------------------
Generate $300 million in                 The Company generated $4
"operational cash flow", before          million of "operational cash
litigation payments.                     flow" in the three months
                                         ended March 31, 1997, before
                                         litigation payments.  First
                                         quarter cash flows were
                                         consistent with expectations
                                         and management believes the
                                         full year target will be
                                         achieved.
----------------------------------------------------------------------

RESULTS OF OPERATIONS

In December 1996, Baxter commenced the acquisition of Immuno, a European manufacturer of biopharmaceutical products and services for transfusion medicine. In March 1997, the Company acquired RMI, a provider of specialized products used in open-heart surgery. See Note 2 to the Condensed Consolidated Financial Statements for further information regarding these acquisitions.

The following table shows net sales growth by major geographic region:

NET SALES TRENDS BY GEOGRAPHIC REGIONS

-------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                           Percent
(IN MILLIONS)                           1997            1996         Increase
-------------------------------------------------------------------------------
Geographic regions
 International                          $765            $655             17%
 United States                           678             644              5%
-------------------------------------------------------------------------------
TOTAL NET SALES                       $1,443          $1,299             11%
-------------------------------------------------------------------------------


Without the effect of changes in foreign exchange rates, international sales growth would have been 20% and total sales growth would have been 13%.

Included in international sales for the three months ended March 31, 1997 were $84 million in sales as a result of the acquisition of Immuno. Growth in international sales, excluding Immuno, was 4%, and without the effect of changes in foreign exchange rates, was 8%. Such growth was primarily due to continued penetration into the Asian and Latin American markets, particularly with respect to the Company's renal products, as well as increased sales as a result of the October 1996 acquisition of Clintec after the dissolution of the Company's joint venture with Nestle S.A.

As discussed above, domestic sales growth in 1997 was affected by the 1996 settlement of patent litigation which resulted in proceeds received for past royalties. Excluding this prior year settlement, growth in domestic sales in the first quarter was 8%. Approximately half of such growth was due to the acquisitions of Immuno, RMI and Clintec. Also contributing to the growth was continued strong demand for the Company's tissue heart valves, Recombinate-TM-Anti-hemophilic factor (Recombinant) and Gammagard-Registered Trademark- S/D IGIV products, partially offset by continued competitive and pricing pressures, particularly with respect to the Renal business.

The following table shows key ratios of certain income statement items as a percent of sales:

GROSS MARGIN AND EXPENSE RATIOS

-------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31               1997         1996          Increase
-------------------------------------------------------------------------------
Gross margin                              45.8%        44.5%          1.3 pts
Marketing and administrative expenses     22.4%        21.2%          1.2 pts
-------------------------------------------------------------------------------

The increase in the gross margin ratio for the three months ended March 31, 1997 was primarily a result of the acquisitions of Immuno and Clintec and a more favorable product mix, particularly with respect to the Cardiovascular and Renal business products.

Partially offsetting these increases was the effect of the 1996 patent settlement discussed above and increased sales in the lower-margin perfusion-services business.

Marketing and administrative expenses increased as a percent of sales primarily as a result of the acquisition of Immuno and the effect of the patent settlement in the prior period's net sales. This ratio is expected to continue to be higher than the prior year primarily due to the acquisition of Immuno.

RESEARCH AND DEVELOPMENT

-------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                            Percent
(IN MILLIONS)                                1997        1996         Increase
-------------------------------------------------------------------------------
Total research and development expense        $90         $82              10%
As a percent of sales                           6%          6%
--------------------------------------------------------------

R&D expense, excluding the in-process research and development charge, increased primarily due to the acquisition of Immuno. The Company's R&D expenses are focused on initiatives such as blood substitutes, renal therapy, xenotransplantation, immunotherapy, gene therapy and the Novacor left-ventricular assist system.

OTHER INCOME AND EXPENSE

Net interest expense increased in the first quarter of 1997 as compared to the prior year quarter primarily due to increased net debt assumed and incurred due to the acquisition of Immuno.

Included in other income and expense in the first quarter of 1997 is a $29 million charge relating to the integration of certain of Baxter's operations with those of Immuno. Also included in other income for the three months ended March 31, 1997 is a $27 million foreign currency translation gain relating to swiss franc denominated acquisition liabilities to the former shareholders of Immuno.

INCOME FROM CONTINUING OPERATIONS

Excluding the in-process R&D charge relating to the acquisitions of Immuno and RMI, income from continuing operations increased 9%, and on a per-share basis, increased 8%.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations for the three months ended March 31, 1996 related to the Company's former health-care cost management and distribution businesses. In September 1996, Baxter stockholders received all of the outstanding stock of Allegiance Corporation, its health-care cost management and distribution businesses, in a tax-free spin-off.

RESTRUCTURING PROGRAMS

The Company has two restructuring programs in process. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of the charges, utilization of the reserves and headcount reductions to date. Management believes remaining restructuring reserves are adequate to complete the actions contemplated by the programs.

With respect to the 1993 program, the Company realized approximately $31 million in pretax savings during the first three months of 1997 and expects to realize approximately $130 million in pretax savings for the full year. Such savings are consistent with the original targets. Future expected savings of approximately $130 million annually are also in line with original projections. Management anticipates restructuring savings will be partially invested in R&D and expansion into growing international markets.

The Company is in the process of implementing the 1995 program. Management expects that the plant closures and consolidations in Puerto Rico will be substantially completed by year-end 1998 and will lower manufacturing costs and help mitigate future exposure to gross margin erosion arising from pricing pressures, primarily in the United States.

Future cash expenditures related to both the 1993 and 1995 programs will be funded by cash generated from operations.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company's liquidity in terms of its overall ability to mobilize cash to support ongoing business levels and to fund its growth. Management uses an internal performance measure called "operational cash flow" which evaluates each operating business on all aspects of cash flow under its direct control. The incentive compensation programs for the Company's senior management include significant emphasis on the attainment of both "operational cash flow" and earnings objectives.

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to "operational cash flow":

THREE MONTHS ENDED MARCH 31 (IN MILLIONS)
                                                        1997             1996
-------------------------------------------------------------------------------
Cash flow from continuing operations per the
Company's condensed consolidated statements
   of cash flows                                         $20             $(26)
Capital expenditures                                     (69)             (66)
Net interest after tax                                    23               14
Mammary implant litigation, net                            7              121
-------------------------------------------------------------------------------
"Operational cash flow" - continuing operations          (19)              43
-------------------------------------------------------------------------------
"Operational cash flow" - discontinued operations.         0               31
-------------------------------------------------------------------------------
TOTAL "OPERATIONAL CASH FLOW"                           $(19)             $74
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

"Operational cash flow", as defined, is net of all litigation payments except for those relating to mammary implants, which the Company never manufactured or sold. If all net litigation payments were excluded, including those relating to the Company's plasma-based therapies, the amount generated from continuing operations would be $4 million and $48 million during the three months ended March 31, 1997 and 1996, respectively. Cash flows in the first quarter of 1997 were consistent with expectations and the Company expects to achieve the targeted $300 million in "operational cash flow" for the full year, exclusive of net litigation payments.

Approximately $324 million of the total net cash flows used for acquisitions and investments in affiliates for the three months ended March 31,1997 related to the acquisition of Immuno, and represented approximately $370 million in payments to shareholders less $46 million in acquired cash. Net cash flows used for acquisitions and investments in affiliates for the three months ended March 31, 1996 related primarily to the acquisition of PSICOR, Inc. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding these acquisitions.

The Company's net-debt-to-net-capital ratio was 46.6% and 33.8% at March 31,1997 and December 31,1996, respectively. The increase in the ratio was primarily due to increased net debt as a result of the acquisition of Immuno. Management expects the net-debt-to-capital ratio to decline to the targeted 35% to 40% range over time as a result of ongoing operations.

The Company intends to fund its short-term and long-term obligations as they mature by issuing additional debt or through cash flow from operations. The Company issued $450 million of term debt during the first quarter of 1997 and used the proceeds to retire commercial paper. The Company's current assets exceeded current liabilities by $968 million and $1,035 million at March 31, 1997 and December 31, 1996, respectively. Such working capital can be used to satisfy normal operating cash requirements. Increases in certain asset and liability balances during the first quarter of 1997 relate primarily to the acquisitions discussed above. The Company believes it has lines of credit adequate to support ongoing operational requirements. Beyond that, the Company believes it has sufficient financial flexibility to attract long-term capital on acceptable terms as may be needed to support its growth objectives.

As authorized by the board of directors, the Company repurchases its stock to optimize its capital structure depending upon its operational cash flows, net debt level and current market conditions. In November 1995, the board of directors authorized the repurchase of up to $500 million over a period of several years, of which $267 million was repurchased as of December 31, 1996. As discussed above, the Company's net-debt-to-net-capital ratio is currently above the targeted 35% to 40% range due to the acquisition of Immuno. Also, refer to Note 7 regarding the agreement to acquire Bieffe Medital S.P.A. Management does not presently intend to repurchase shares until the ratio returns to the targeted range.

See "Part II - Item 1. Legal Proceedings" for a discussion of the Company's legal contingencies and related insurance coverage with respect to cases and claims relating to the Company's plasma-based therapies and mammary implants manufactured by the Heyer-Schulte division of American Hospital Supply Corporation, as well as other matters. Upon resolution of any of these uncertainties, the Company may incur charges in excess of presently established reserves. While such future charges could have a material adverse impact on the Company's net income or cash flows in the period in which it is recorded or paid, based on the advice of counsel, management believes that any outcome of these actions, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position.

The matters discussed in this section that are not historical facts include forward-looking statements. These statements are based on the Company's current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the Company and the health-care arenas in which it operates.

The factors below in some cases have affected and could affect the Company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include technological advances in the medical field, economic conditions, demand and market acceptance risks for new and existing products, technologies and health-care services, the impact of competitive products and pricing, manufacturing capacity, new plant start-ups, the United States and global regulatory and trade environment, continued price competition related to the Company's United States operations, product development risks, including technological difficulties, ability to enforce patents, and unforeseen foreign commercialization and regulatory factors. Additionally, as discussed in "Part II - Item 1. Legal Proceedings," upon the resolution of certain legal matters, the Company may incur charges in excess of its presently established reserves. Any such charge could have a material adverse effect on the Company's results of operations or cash flows in the period in which it is recorded.

Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are unreasonably expensive, or altogether unavailable. If the United States dollar continues to strengthen against most foreign currencies, the Company's ability to realize projected growth rates in its sales outside the United States (expressed in United States dollars) could be negatively impacted. However, a continued weakening in such non-United States currencies may correspondingly reduce costs (which are denominated in local currencies) associated with Company product manufactured in these countries.

Management believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of the Company's business and operations, but there can be no assurance that the actual results or performance of the Company will conform to any future results or performance expressed or implied by such forward-looking statements.

NEW ACCOUNTING STANDARD
-----------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.
 The Statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. There is an immaterial difference between the Company's basic and diluted EPS as calculated pursuant to the Statement and EPS as currently presented in accordance with existing accounting rules, and therefore the Company's pro forma EPS information is not presented.

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 1997 has been performed by Price Waterhouse LLP, the Company's independent public accountants. Their report on the interim condensed consolidated financial information follows. There have been no adjustments or disclosures proposed by Price Waterhouse LLP which have not been reflected in the interim condensed consolidated financial information. Their report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                        REPORT OF INDEPENDENT ACCOUNTANTS


May 10, 1997



Board of Directors and Stockholders of
Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and condensed consolidated statements of cash flows of Baxter International Inc. and its subsidiaries as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996. This interim financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated February 10, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Price Waterhouse LLP

                          PART II.  OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

As of March 31, 1997, the Company (defined in this note only as Baxter International Inc. (the parent company), Baxter Healthcare Corporation, or collectively, the parent company and one or more subsidiaries or one or more subsidiaries of the parent company) was a defendant or co-defendant in 6,918 lawsuits and had 1,777 pending claims from individuals, all of which seek damages for injuries allegedly caused by silicone mammary implants manufactured by the Heyer-Schulte division of American Hospital Supply Corporation. In the first quarter of 1997, 180 cases and claims were disposed of. Information concerning the number of plaintiffs constituting these cases is discussed below.

The typical case or claim alleges that the individual's mammary implants caused one or more of a wide range of ailments, including non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sj"gren's syndrome, dermatomyositis, polymyositis and chronic fatigue.

In addition to the individual suits against the Company, a class action on behalf of Louisiana women with mammary implants filed against all manufacturers of such implants, is pending in state court in Louisiana (SPITZFADDEN, ET AL., V. DOW CORNING CORP., ET AL., Dist. Ct., Parish of Orleans, 92-2589). Currently, a trial of SPITZFADDEN plaintiffs is proceeding solely against the Dow Chemical Company. A class action in British Columbia has been certified on one issue only: whether silicone gel breast implants are reasonably fit for their intended purpose (HARRINGTON V. DOW CORNING CORPORATION, ET AL., Supreme Court, British Columbia, C954330). The Company also has been named in 11 other purported class actions, none of which are currently certified.

These implant cases and claims generally raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Many of the cases and claims are at preliminary stages and the Company has not been able to obtain information sufficient to evaluate each one.

There also are issues concerning which of the Company's insurers are responsible for covering each matter and the extent of the Company's claims for contribution against third parties. The Company believes that a substantial portion of the liability and defense costs related to mammary-implant cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company has entered into "coverage-in-place" agreements with a large number of insurers, each of which issued or subscribed to policies of insurance during the 1974 to 1985 period. These agreements resolve the signatory insurers' coverage defenses and specify rules and procedures for allocation and payment of defense and indemnity costs pursuant to which signatories will reimburse the Company for mammary-implant losses. Five of the Company's claims-made insurers which issued policies subsequent to 1985 have agreed to pay under their policies with respect to mammary-implant claims. The combined total of the amount thus far paid by insurers, committed for payment, and projected by the Company to be paid under signed coverage agreements, is in excess of $525 million, based on the Company's current estimate of the loss. The insurers with which the Company has not reached coverage agreements have generally reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. The Company is engaged in active negotiations with certain of these insurers concerning insurance coverage, and active litigation with each of them.

In 1994, representatives of the plaintiffs and certain defendants in these cases negotiated a global settlement of the issues under the jurisdiction of the Court (LINDSEY, ET AL., V. DOW CORNING, ET AL., U.S.D.C., N. Dist. Ala., CV 94-P-11558-S). The monetary provisions of the settlement, providing compensation for all present and future plaintiffs and claimants through a series of specific funds and a disease-compensation program involving scheduled medical conditions, were agreed upon by most of the significant defendants and representatives of the plaintiffs. The total of all of the specific funds and the disease-compensation program, which would be paid-in and made available over approximately 30 years following final approval of the settlement by the courts, was $4.255 billion. The Company's share of this settlement was established by the settlement negotiations at $556 million. Appeals have been filed challenging the global settlement.

On May 15, 1995, Dow Corning Corporation, one of the defendants in the mammary-implant cases, declared bankruptcy and filed for protection under Chapter 11 (IN RE: DOW CORNING CORPORATION, U.S.D.C., E.D. Mich. 95-20512, 95CV72397-DT). The full impact of these proceedings on the settlement is unclear.

In October 1995, the Company, Bristol-Myers Squibb Company and Minnesota Mining and Manufacturing Company proposed a revised settlement to provide, among other things, current claims to be paid substantially through a claims-made program and all compensation amounts were substantially reduced.

On December 22, 1995, the Court approved the revised settlement. On January 16, 1996, the Company, Bristol-Myers Squibb Company and Minnesota Mining and Manufacturing Company each paid $125 million into the court-established fund as an initial reserve to pay claims under the revised settlement. Union Carbide Corporation and McGhan Medical Corporation are also parties to the revised settlement. Under the revised settlement, plaintiffs and claimants have a second opportunity to opt-out of the revised settlement, once they receive a "Notification of Status" letter from the claims-administration office. As of April 11, 1997, the claims-administration office has sent out approximately 277,000 "Notification of Status" letters, and continues to send out these letters.

As of March 31, 1997, the number of implant plaintiffs with lawsuits against the Company was 17,120. Of this amount, 12,163 are currently in the revised settlement, which accounts for 5,507 of the pending cases against the Company. Additionally, 2,572 have opted-out of the revised settlement (representing 1,101 pending cases), and the remaining 2,385 (representing 294 pending cases) plaintiffs' status is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the Company. Furthermore, during the first quarter of 1997, the Company obtained dismissals, or agreements for dismissals, of 2,280 plaintiffs with cases against the Company that did not involve Heyer-Schulte mammary implants.

In the fourth quarter of 1993, the Company accrued $556 million for its estimated liability resulting from the global settlement of the mammary-implant class action and recorded a receivable for estimated insurance recovery of $426 million, resulting in a net charge of $130 million. Based on its continuing evaluation of the remaining opt-outs, the Company accrued an additional $298 million for its estimated liability to litigate and/or settle cases and claims involving opt-outs and recorded an additional receivable for estimated insurance recovery of $258 million, resulting in an additional net charge of $40 million in the first quarter of 1995.

As of March 31, 1997, the Company was a defendant, or co-defendant, in 544 lawsuits and had 460 pending claims in the United States, Canada, Ireland, Italy, Spain, Japan and the Netherlands, involving individuals who have hemophilia, or their representatives. Those cases and claims seek damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII and IX derived from human blood plasma processed and sold by the Company. None of these cases involves the Company's currently processed anti-hemophilic factor concentrates.

The typical case or claim alleges that the individual with hemophilia was infected with HIV by infusing Factor VIII or Factor IX concentrates ("Factor Concentrates") containing HIV.

All federal court Factor Concentrate cases have been transferred to the U.S.D.C. for the Northern District of Illinois for case management under Multi District Litigation ("MDL") rules. Baxter also has been named in eight purported class actions; none have been certified, and five have been transferred to the MDL for discovery.

Many of the cases and claims are at preliminary stages and the Company has not been able to obtain information sufficient to evaluate each one. In most states, the Company's potential liability is limited by laws that provide that the sale of blood or blood derivatives, including Factor Concentrates, is not the sale of a "good" and thus is not covered by the doctrine of strict liability. As a result, each claimant must prove that his or her injuries were caused by the Company's negligence. Most cases allege that the Company was negligent in failing to: use available purification technology; promote research and development for product safety; withdraw Factor Concentrates once it knew or should have known of viral-contamination of such concentrates; screen plasma donors properly; recall contaminated Factor Concentrates; and warn of risks known at the time the Factor Concentrates were used.

The plaintiffs' steering committee for the MDL, the Company, Alpha Therapeutic Corporation, Armour Pharmaceutical and Bayer Corporation submitted a settlement proposal to the court on August 14, 1996. The essential terms of the settlement would provide payments of $100,000 per person to each HIV-positive person with hemophilia in the United States who can demonstrate use of Factor Concentrates produced by one of the settling defendants between 1978 and 1985. Additionally, the defendants would establish a $40 million fund for payment of attorneys' fees, costs and court-administration expenses. The settlement also requires insurance-carrier approval, the signing of general and joint tortfeasor releases and the resolution of potential subrogation, reimbursement and eligibility issues. Baxter's agreed contribution to the proposed settlement is 20%. On August 14, 1996, Judge John Grady, who oversees the MDL, indicated that he would conditionally certify a settlement class subject to a fairness hearing and final approval under the case, WALKER V. BAYER CORP., ET AL., U.S.D.C., N. Dist., Ill. 96C 5024. Additionally, Judge Grady approved notice being sent to class members. Sending of the notices commenced on August 20, 1996, with a period to opt-out of the settlement terminating October 15, 1996. A fairness hearing proceeded on November 25, 1996. On May 6, 1997, the Court determined that the settlement was fair. The defendants will begin paying opt-in claimants 30 days after the judgment of fairness becomes final and non-appealable. The defendants have also reached agreement to settle potential subrogation and reimbursement claims with most private insurers, the federal government and 15 states. The Company expects most, if not all, remaining states to sign subrogation agreements by year-end 1997. Although not final, the approximate number of eligible opt-outs at March 31, 1997 is 533. The approximate number of eligible claimants at the end of March is 5,239. The Company believes that the total number of eligible claimants who will participate in the settlement will be approximately 6,000.

The Company believes that a substantial portion of the liability and defense costs related to anti-hemophilic Factor Concentrate cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.The Company has entered into "coverage in place" agreements with certain of its carriers, each of which issued or subscribed to policies of insurance during the 1978 to 1985 period. These agreements resolve the signatory insurer's coverage defenses and specify rules and procedures for allocation and payment of defense and indemnity costs pursuant to which the signatories will reimburse the Company for hemophilia/AIDS related losses. Most of the Company's insurers have reserved their rights (i.e., neither admitted nor denied coverage), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. The Company is engaged in active negotiations with certain of these insurers concerning insurance coverage.

In February 1994, the Company filed suit in California against all of the insurance companies that issued comprehensive general liability and excess liability policies for a declaratory judgment that the policies of all of the carriers provide coverage. Zurich Insurance Co., a comprehensive general liability insurance carrier, also was sued for failure to defend the Company. Subsequently, all carriers except Zurich and Columbia Casualty Company were dismissed without prejudice. The Company has filed an Amended Complaint in the California action seeking a declaration that Zurich has a duty to defend the Company in connection with the Factor Concentrate cases and claims. The trial court held that this suit should be stayed pending the resolution of the Zurich Illinois action. The Company is appealing this decision.

Zurich Insurance Co.'s lawsuit in Illinois against the Company and its excess carriers seeks a declaratory judgment that the policies it had issued do not cover the losses that the Company has notified it of for a number of reasons, including that Factor Concentrate therapies are products, not services, and are, therefore, excluded from the policy coverage, and that the Company has failed to comply with various obligations of notice, and the like under the policies.

The Company has notified its insurers concerning coverages and the status of the cases. Also, some of the anti-hemophilic Factor Concentrate cases pending against the Company seek punitive damages and compensatory damages arising out of alleged intentional torts. Depending on policy language, applicable law and agreements with insurers, the damages awarded pursuant to such claims may or may not be covered, in whole or in part, by insurance.

In Japan, the Company is a defendant, along with the Japanese government and four other co-defendants, in Factor Concentrate cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of March 31, 1997, the cases involved 1,169 plaintiffs, at least 461 of whom allegedly used Baxter Factor Concentrates. The Japanese Ministry of Health and Welfare estimates that approximately 1,800 hemophiliacs are HIV-positive or AIDS-manifested, of whom 456 are deceased.

Based upon the Osaka and Tokyo courts' recommendations, the parties agreed to settle all currently pending and future filed cases. In general, the settlement recommendations provided for payment of an up-front, lump sum amount of approximately $360,000 per plaintiff, 40% funded by the Japanese government and 60% funded by the corporate defendants. The proposal foresees limited credits to be applied to the corporate defendants' share of the settlement for prior payments made under the "Yuai Zaidan" (a government-administered program funded almost entirely by the corporate defendants, which pays monthly amounts to HIV-positive and AIDS-manifested hemophiliacs and their survivors). Additionally, monthly payments will be made to each plaintiff according to a set schedule.

With respect to the corporate defendants' contributions, the courts determined that each such defendant's share of the settlement should be in accordance with its respective market share, resulting in a contribution by the Company of approximately 15.36%.

The Company was notified in 1995 that approximately 1,350 HIV-positive people with hemophilia in Spain wished to explore settlement possibilities with the Company in lieu of filing suit in both Spain and the United States. The claimants allege exposure to HIV through the use of the Company's clotting Factor Concentrates in the early 1980s. The parties have reached agreement on the terms of settlement whereby each claimant (or his estate) will receive $25,000 (including attorneys' fees and costs) in return for a general release and protection against contribution claims by other defendants. As of March 31, 1997, the Company settled with 1300 claimants. The Company hopes to settle with many of the remaining claimants by June 1997 and estimates that the cost for this proposed settlement should not exceed $34 million.

On February 21, 1994, the Company began the voluntary withdrawal worldwide of its Gammagard-Registered Trademark-; IGIV (intravenous immune globulin) because of indications that it might be implicated in Hepatitis C infections occurring in users of Gammagard. Gammagard is a concentration of antibodies derived from human plasma.

As of March 31, 1997, the Company had received reports of alleged Hepatitis C transmission from 388 patients. The exact cause for these reported infections has not been determined; however, many of the reports have been associated with Gammagard injections produced from plasma that was screened for antibodies to the Hepatitis C virus through second-generation testing. The number of patients receiving Gammagard IGIV produced from the second-generation screened plasma is not yet known, nor is the number of patients claiming exposure to Hepatitis C known.

As of March 31, 1997, the Company was a defendant in 150 lawsuits and had 79 pending claims in the United States, Denmark, France, Germany, Italy, Spain, Sweden and the United Kingdom resulting from this incident. Ten suits in the United States have been filed as purported class actions and are pending but not certified. The suits allege infection with the Hepatitis C virus from the use of Gammagard. On June 9, 1995, the judicial panel on the Multi District Litigation ordered all federal cases involving Gammagard to be transferred to the Central District of California for coordinated pretrial proceedings before Judge Manuel L. Real, MDL docket no. 95-1060. On February 21, 1996, Judge Real certified a nationwide class of all recipients and their spouses, representatives, etc., who had infused Gammagard (FAYNE, ET AL., V. BAXTER HEALTHCARE CORPORATION, U.S.D.C., C.D., CA, ML-95-160-R). The Company sought an immediate stay of the class notice from the 9th Circuit Court of Appeals and subsequently filed a Writ of Mandamus seeking class decertification. The 9th Circuit Court of Appeals granted the stay of the class notice on March 19, 1996, and on April 12, 1996, granted a stay of the class certification pending final determination on the writ. The 9th Circuit Court of Appeals heard oral argument on these matters on October 9, 1996, but has not issued any decisions. Judge Real has scheduled a trial of four cases, but the date is unknown at this time. The Company is vigorously defending these cases.

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

As described in Note 2, the Company commenced the acquisition of Immuno International AG ("Immuno") in December 1996. Immuno has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by infusing Factor VIII or Factor IX or Factor inhibitor concentrates containing HIV. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. In addition, the stock-purchase agreement between the Company and Immuno provides that approximately 84 million Swiss francs (or approximately $57 million at quarter-end) of the purchase price will be held back to cover these contingent liabilities. Based on management's due diligence related to the Immuno acquisition, the amount of these contingencies, net of insurance recoveries, is not expected to exceed the negotiated contingent payment to be held back from the total purchase amount.

As of September 30, 1996, Allegiance and/or its affiliates assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying the Company pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of March 31, 1997, there were 86 pending lawsuits naming the Company, among others, as a defendant, including two purported class actions: WOLF V. BAXTER HEALTHCARE CORP., ET AL., Circuit Court, Wayne County, MI, 96-617844NP and MURRAY, ET AL., V. BAXTER HEALTHCARE CORP., ET AL., U.S.D.C.,

S. Dist. Ind., IP96-1889C (purported nationwide class action). On February 26, 1997, the judicial panel on Multi-District Litigation ordered all federal cases involving latex gloves to be transferred to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings before Judge Edmund Ludwig, MDL docket no. 1148.

A purported class action has been filed against the Company, Caremark International Inc. ("Caremark"), C.A. (Lance) Piccolo, James G. Connelly and Thomas W. Hodson (all former officers of Caremark) alleging securities law disclosure violations in connection with the November 30, 1992, spin-off of Caremark in the Registration and Information Statement ("Registration Statement") and subsequent SEC filings submitted by Caremark (Isquith v. Caremark International Inc., et al., U.S.D.C., N. Dist. Ill., 94C 5534). On March 26, 1997, the Court dismissed the action against the Company essentially on the ground that plaintiffs lacked standing to bring this action. On April 24, 1997, plaintiffs filed a notice of appeal. Additionally, in February, 1997, the plaintiffs served a separate state court action, styled as a class action, against Piccolo, Vernon R. Loucks Jr., William H. Gantz, William B. Graham and James R. Tobin, alleging violations of various state laws pertaining to the Caremark spin-off (ISQUITH, ET AL. V.
C. A. (LANCE) PICCOLO, ET AL; Circuit Court, Cook County, IL, Chancery Civision, 96CH0013652). The defendants are vigorously defending this action.

The Company has been named a potentially responsible party ("PRP") for environmental cleanup costs at 16 hazardous-waste sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste that is sent to a disposal or recycling site are liable for cleanup of the site if contaminants from that property later leak into the environment. The laws generally provide that PRP's may be held jointly and severally liable for the costs of investigating and remediating the site. Allegiance has assumed responsibility for 10 of these sites, the largest of which is the Thermo-Chem site in Muskegan, Michigan. The estimated exposure for the Company's remaining six sites is approximately $2 million, which has been accrued (and not discounted) in the Company's consolidated financial statements.

Upon resolution of any of the legal matters discussed above, the Company may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the Company's net income and net cash flows in the period in which it is recorded or paid, management believes that any such charge will not have a material adverse effect on the Company's consolidated financial position.

The Company is a defendant in a number of other claims, investigations and lawsuits. Based on the advice of counsel, management does not believe that, individually or in the aggregate, they will have a material adverse effect on the Company's operations, cash flows or consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1996 annual meeting of stockholders was held on May 5, 1997 for the purpose of electing directors, approving the appointment of auditors, and voting on the proposals listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                  Number of Votes
                                        ----------------------------------
                                          In Favor     Abstained/Withheld
                                        -----------    -------------------

Walter E. Boomer                        228,086,375         3,201,017
John W. Colloton                        228,109,708         3,177,892
Susan Crown                             228,070,813         3,217,216
Vernon R. Loucks Jr.                    227,995,510         3,293,556
Geroges C. St. Laurent, Jr.             228,216,287         3,071,502


The results of other matters voted upon at the annual meeting are as follows:

                                                  Number of Votes
                                      ----------------------------------------
                                       In favor       Against       Abstained
                                      -----------    ---------     ----------
Approval of Price Waterhouse LLP      230,516,454      288,583        483,242
as independent accountants for
the Company for 1997.

Approval of proposal to adopt the
Officer Incentive Compensation Plan   223,158,167    6,296,411     1,833,701

Defeat of the stockholder proposal
relating to cumulative voting in the
election of directors.                 67,079,054  139,336,449     2,852,094

Item 6.  Exhibits and Reports on Form 8-k.

(a)  Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)  Report on Form 8-K

     A report on Form 8-K, dated January 19, 1997, was filed with the SEC under
     Item 5, Other Events, to file amended exhibits and amended undertakings to
     Part II of its presently-effective debt securities shelf registration statement on Form S-3 (SEC File No. 333-190225) (the "registration statement").

     A report on Form 8-K, dated March 18, 1997, was filed with the SEC under
     Item 5, Other Events, to file a press release which announced the Company's acquisition of Research Medical, Inc. and planned completion of acquisition of Immuno International AG.

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


                                       BAXTER INTERNATIONAL INC.
                                       ------------------------------------
                                                  (Registrant)


Date:  May 10, 1997                    By:  /s/ Brian P. Anderson
                                       ------------------------------------
                                       Brian P. Anderson
                                       Corporate Vice President, Finance

               Exhibits Filed with Securities and Exchange Commission

     Number                        Description of Exhibit
     ------                        ----------------------

      11.1                         Computation of Primary
                                   Earnings Per Common Share

      11.2                         Computation of Fully Diluted
                                   Earnings Per Common Share

      12                           Computation of Ratio of
                                   Earnings to Fixed Charges

      15                           Letter Re Unaudited Interim
                                   Financial Information

      21                           Subsidiaries of the Company

      27                           Financial Data Schedule

                                   (All other exhibits are inapplicable.)