Form 10-Q
period 1997-06-30
BAXTER INTERNATIONAL INC
filed 1997-08-13
CIK 10456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


        X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     -------   SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of July 31, 1997, the latest practicable date, was 279,491,483 shares.

                         PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Baxter International Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (Unaudited)
                      (In millions, except per share data)


----------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended              Six Months Ended
                                                                             June 30,                      June 30,
                                                                  1997           1996           1997           1996
Operations
  Net sales                                                     $1,569         $1,335         $3,012         $2,634

  Costs and expenses
     Cost of goods sold                                            855            741          1,637          1,462
     Marketing and administrative expenses                         347            282            670            558
     Research and development expenses                              95             84            185            166
     Interest, net                                                  44             26             82             50
     Goodwill amortization                                          11              9             21             17
     Acquired research and development                               -              -            352              -
     Other income                                                   (1)            (4)            (3)            (4)
----------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                    1,351          1,138          2,944          2,249
----------------------------------------------------------------------------------------------------------------------
  Income from continuing operations
     before income taxes                                           218            197             68            385
  Income tax expense                                                56             55            109            105
----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                           162            142            (41)           280
Discontinued operations
  Income from discontinued operations, net
     of applicable income tax expense of $10 and $18 in 1996         -             34              -             54
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $162           $176           ($41)          $334
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share
  Continuing operations                                          $0.58          $0.52         ($0.15)         $1.03
  Discontinued operations                                            -           0.13              -           0.20
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $0.58          $0.65         ($0.15)         $1.23
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

Average number of common shares outstanding                        278            272            276            272
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                          (In millions, except shares)


-------------------------------------------------------------------------------------------------------------------
                                                                                  June 30,        December 31,
                                                                                      1997                1996
                                                                                (Unaudited)

Current assets                Cash and equivalents                                    $831                $761
                              Accounts receivable                                    1,374               1,219
                              Notes and other current
                              receivables                                              308                 266
                              Inventories                                            1,240                 883
                              Short-term deferred income taxes                         200                 212
                              Prepaid expenses                                         216                 139
                              --------------------------------------------------------------------------------
                              Total current assets                                   4,169               3,480
--------------------------------------------------------------------------------------------------------------

Property,                     At cost                                                4,127               3,795
plant and                     Accumulated depreciation
equipment                     and amortization                                      (1,982)             (1,952)
                              ---------------------------------------------------------------------------------
                              Net property, plant and equipment                      2,145               1,843
---------------------------------------------------------------------------------------------------------------
Other assets                  Goodwill and other intangibles                         1,526               1,386
                              Insurance receivables                                    544                 641
                              Other                                                    271                 246
                              --------------------------------------------------------------------------------
                              Total other assets                                     2,341               2,273
--------------------------------------------------------------------------------------------------------------
Total assets                                                                        $8,655              $7,596
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

Current                       Notes payable to banks                                  $239                $121
liabilities                   Current maturities of long-term debt and
                              lease obligations                                         10                 225
                              Accounts payable and accrued liabilities               1,951               1,704
                              Income taxes payable                                     387                 395
                              --------------------------------------------------------------------------------
                              Total current liabilities                              2,587               2,445
--------------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                                 2,659               1,695
--------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                        317                 255
--------------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                                       241                 365
--------------------------------------------------------------------------------------------------------------
Other non-current liabilities                                                          401                 332
--------------------------------------------------------------------------------------------------------------
Stockholders'                 Common stock, $1 par value,
equity                        authorized 350,000,000 shares,
                              issued 287,701,247 shares in
                              1997 and 1996                                            288                 288
                              Additional contributed capital                         1,878               1,825
                              Retained earnings                                        824               1,022
                              Common stock in treasury, at cost,
                              8,643,897 shares in 1997 and
                              15,261,100 shares in 1996                               (364)               (611)
                              Foreign currency adjustment                             (176)                (20)
                              ---------------------------------------------------------------------------------
                              Total stockholders' equity                             2,450               2,504
---------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $8,655              $7,596
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                  (in millions)


--------------------------------------------------------------------------------------------------------------------
                                                                                     Six months ended June 30,
                                                                                      1997                1996

(Brackets denote cash outflows)

Cash flow from                Income (loss) from continuing operations                ($41)               $280
continuing                    Adjustments
operations                      Depreciation and amortization                          202                 171
                                Deferred income taxes                                   37                  18
                                Acquired research and development                      352                   -
                                Other                                                   29                   2
                              Changes in balance sheet items
                                Accounts receivable                                    (42)                 (5)
                                Inventories                                           (123)                (42)
                                Accounts payable and other
                                  accrued liabilities                                 (246)               (196)
                                Restructuring program payments                          (9)                (24)
                                Other                                                  (13)                (12)
                              ---------------------------------------------------------------------------------
                              Cash flow from continuing operations                     146                 192
---------------------------------------------------------------------------------------------------------------
Cash flow from discontinued operations                                                   -                  55
---------------------------------------------------------------------------------------------------------------
Investment                    Capital expenditures                                    (149)               (162)
transactions                  Acquisitions (net of cash received)
                              and investments in affiliates                           (375)               (143)
                              Proceeds from asset dispositions                         (18)                 17
                              ---------------------------------------------------------------------------------
                              Investment transactions, net                            (542)               (288)
---------------------------------------------------------------------------------------------------------------
Financing                     Issuance of debt and lease
transactions                  obligations                                              491                 619
                              Redemption of debt and lease
                              obligations                                             (365)             (1,341)
                              Increase in debt with maturities
                              of three months or less, net                             449               1,141
                              Common stock dividends                                  (156)               (160)
                              Stock issued under employee
                              benefit plans                                             77                  83
                              Purchase of treasury stock                                 -                 (87)
                              ---------------------------------------------------------------------------------
                              Financing transactions, net                              496                 255
---------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash
  and equivalents                                                                      (30)                (20)
---------------------------------------------------------------------------------------------------------------
Increase in cash and equivalents                                                        70                 194
Cash and equivalents at beginning of period                                            761                 476
---------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                 $831                $670
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------



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

Earnings per share amounts for each quarter are required to be computed independently and therefore do not equal the amount computed for the total year to date.

Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

2.  ACQUISITIONS

All acquisitions during the six months ended June 30, 1997 and 1996, were accounted for under the purchase method. The purchase price of an acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. The excess of the purchase price over the net tangible assets and liabilities acquired is allocated to intangible assets. The initial purchase price allocation is preliminary and is subject to change during the year following the acquisition as additional information concerning asset and liability valuation is obtained. Therefore, the final allocation may differ from the preliminary allocation. Results of operations of acquired companies are included in the Company's results of operations as of the respective acquisition dates. The pro forma information presented below is not necessarily indicative of what operating results would have been had the acquisitions occurred on the indicated dates, nor is it necessarily indicative of future operating results.

IMMUNO INTERNATIONAL AG

In December 1996, the Company commenced the acquisition of Immuno International AG ("Immuno"), a European manufacturer of biopharmaceutical products and services for transfusion medicine. The acquisition of Immuno was completed in a three-part transaction and is valued at approximately $600 million. In addition, the Company assumed approximately $280 million of Immuno's net debt. The first and second parts of the transaction were completed during the first fiscal quarter of 1997 with a $200 million payment to the private shareholders and $170 million in payments relating to a tender offer for most of the publicly traded shares of Immuno. The third part of the acquisition, the purchase of the remaining shares from private shareholders for approximately $161 million, was completed in the third fiscal quarter of 1997. The remaining portion of the total purchase price, approximately $59 million, is being held back to cover certain legal contingencies, as further discussed in "Part II - Item 1. Legal Proceedings".

The operations of Immuno are included in the condensed consolidated financial statements on the basis of fiscal years ending November 30, which is the same basis used for the Company's other foreign operations. Therefore, the acquisition was recorded in the Company's first fiscal quarter of 1997.

On the basis of an independent appraisal, approximately $220 million of the Immuno purchase price was allocated to in-process research and development ("R&D") which, under generally accepted accounting principles ("GAAP"), was immediately expensed by the Company during the first quarter of 1997. The technological feasibility of the in-process R&D had not yet been established and, at present, the technology has no alternative future use. A significant portion of the purchase price was allocated to existing product technology and this amount, which was approximately $95 million, is being amortized on a straight-line basis over 20 years.

Included in other income and expense in 1997 is a $29 million charge relating to the integration of certain of Baxter's operations with those of Immuno. Also included in other income in 1997 is a $27 million foreign currency translation gain relating to the Swiss Franc-denominated acquisition liabilities to the former shareholders of Immuno.

RESEARCH MEDICAL, INC.

In March 1997, Baxter acquired Research Medical Inc. ("RMI"), a provider of specialized products used in open-heart surgery. The purchase price was approximately $239 million and was settled with 4,801,711 shares of Baxter International Inc. common stock, issued from treasury.

On the basis of an independent appraisal, approximately $132 million of the RMI purchase price was allocated to in-process R&D which, under GAAP, was immediately expensed by the Company during the first quarter of 1997. The technological feasibility of the in-process R&D had not yet been established and, at present, the technology has no alternative future use. Approximately $40 million of the excess of the purchase price over the net tangible assets was allocated to existing product technology and is being amortized on a straight-line basis over 14 years. The majority of the remainder of the excess purchase price was allocated to goodwill in the amount of approximately $29 million and is being amortized on a straight-line basis over 20 years.

PSICOR, INC.

In January 1996, Baxter Healthcare Corporation, a subsidiary of the Company, acquired PSICOR, Inc., a perfusion-services business, for $17.50 per share, or $84 million.

PRO FORMA INFORMATION

Had the acquisitions of Immuno and RMI taken place at the beginning of the first fiscal quarter of 1997, net sales, net income and earnings per share would not have been materially different from the reported amounts and, therefore, pro forma information is not presented. Had the acquisitions of Immuno, RMI and the Clintec parenteral-nutrition business taken place at the beginning of the first fiscal quarter of 1996, the Company's unaudited pro forma net sales would have been approximately $1,549 million and $3,023 million for the three and six months ended June 30, 1996, respectively. Excluding the in-process R&D charge relating to the acquisitions of Immuno and RMI, unaudited pro forma net income and earnings per share for the three and six months ended June 30, 1996 would have been $196 million and $353 million, respectively, and $0.71 per share and $1.28 per share, respectively.

3.  INVENTORIES

Inventories consisted of the following:

------------------------------------------------------------------------------
                                               June 30,        December 31,
                                                   1997                1996
(in millions)                                (Unaudited)
------------------------------------------------------------------------------
Raw materials                                    $  312                $190
Work in process                                     231                 152
Finished products                                   697                 541
------------------------------------------------------------------------------
Total inventories                                $1,240                $883
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

The following table summarizes the 1993 restructuring reserves as of December 31, 1996 and June 30, 1997 (unaudited):




-------------------------------------------------------------------------------------------------------------------
                                                          Divestitures
                                         Employee-           and asset               Other
(in millions)                        related costs         write-downs               costs               Total
-------------------------------------------------------------------------------------------------------------------
December 31, 1996 balance                      $14                 $16                  $9                 $39
-------------------------------------------------------------------------------------------------------------------
Utilization:
  Cash                                           5                   -                   1                   6
  Non-cash                                       -                   5                   -                   5
-------------------------------------------------------------------------------------------------------------------
June 30, 1997 balance                           $9                 $11                  $8                 $28
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


In September 1995, the Company recorded a restructuring charge of $103 million primarily to eliminate excess plant capacity and reduce manufacturing costs, as well as to initiate certain organizational structure changes. The charge predominantly relates to the closure of the intravenous solutions plant and warehouse in Carolina, Puerto Rico. Production and warehousing will be transferred and consolidated into other facilities. Employee-related costs consist of severance for the approximately 1,450 positions that will be eliminated. Approximately 340 positions have been eliminated to date and completion of the plan is anticipated by the end of 1998. The original timetable for the 1995 program has been affected by delays in the receipt of certain required regulatory approvals.

The following table summarizes the 1995 restructuring reserves as of December 31, 1996 and June 30, 1997 (unaudited):



------------------------------------------------------------------------------------------------------------------
                                         Employee-               Asset               Other
(in millions)                        related costs         write-downs               costs               Total
------------------------------------------------------------------------------------------------------------------
December 31, 1996 balance                      $16                 $11                  $8                 $35
------------------------------------------------------------------------------------------------------------------
Utilization                                      -                   -                   -                   -
------------------------------------------------------------------------------------------------------------------
June 30, 1997 balance                          $16                 $11                  $8                 $35
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------


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

6.  INTEREST, NET

Net interest expense consisted of the following (unaudited):




------------------------------------------------------------------------------------------------------------------
                                                    Three months ended                        Six months ended
                                                              June 30,                                June 30,
------------------------------------------------------------------------------------------------------------------
(in millions)                                 1997                1996                1997                1996
------------------------------------------------------------------------------------------------------------------
Interest expense                               $52                 $59                 $98                $116
Interest income                                 (8)                (11)                (16)                (22)
------------------------------------------------------------------------------------------------------------------
Interest, net                                  $44                 $48                 $82                 $94
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Continuing operations                          $44                 $26                 $82                 $50
Discontinued operations                         $0                 $22                  $0                 $44
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------


7.  AGREEMENT TO ACQUIRE BIEFFE MEDITAL S.P.A.

On July 31, 1997, the Company signed a definitive agreement to acquire Bieffe Medital S.P.A., a leading European manufacturer of dialysis and intravenous solutions and containers, for approximately $175 million, plus assumption of debt of approximately $60 million. The acquisition is subject to customary review and clearance from the Italian anti-trust authorities.

8.  AGREEMENT TO FORM NEW CELL THERAPIES BUSINESS

In June 1997, the Company signed a letter of intent with VIMRx Pharmaceuticals Inc. ("VIMRx") to form a new cell therapy company to develop innovative treatments for cancer and other life-threatening diseases. The Company will transfer the assets of its Immunotherapy division into the new company and hold a minority ownership position. VIMRx will obtain a majority interest in the new company in exchange for 11 million shares of VIMRx common stock and convertible preferred shares with a nominal value of $40 million. To the extent the 11 million common shares are worth less than $50 million at the closing, the Company will receive additional convertible preferred shares. In addition, the Company will provide $20 million and VIMRx will provide $10 million to the new company in initial operating funds. The terms included in the letter of intent are subject to the signing of a definitive agreement and the approval by the board of directors of both companies and the VIMRx shareholders, all of which is currently expected to occur before year-end 1997.

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Baxter International Inc.'s ("Baxter" or the "Company") 1996 Annual Report to Stockholders ("Annual Report") contains management's discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 1996. In the Annual Report, management outlined its key financial objectives for 1997. These objectives and the results achieved through June 30, 1997 are summarized as follows:



  --------------------------------------------------------------------------------------
 |       FULL YEAR 1997 OBJECTIVES         |       RESULTS THROUGH JUNE 30, 1997         |
  --------------------------------------------------------------------------------------
 |                                         |                                             |
 |  Increase net sales approximately 10%   |   Net sales for the first half of the year  |
 |  before the impact of 1997              |   increased 4% before the impact of the     |
 |  acquisitions and 20% including 1997    |   1997 acquisitions of Immuno               |
 |  acquisitions.                          |   International AG ("Immuno") and Research  |
 |                                         |   Medical, Inc. ("RMI"), and increased 14%  |
 |                                         |   including these acquisitions.  Excluding  |
 |                                         |   the effect of the strengthening U.S.      |
 |                                         |   dollar, net sales for the six-month       |
 |                                         |   period increased 7% before the impact of  |
 |                                         |   the 1997 acquisitions and 17% including   |
 |                                         |   the 1997 acquisitions. Excluding the      |
 |                                         |   effects of changes in foreign exchange    |
 |                                         |   rates, management expects to achieve the  |
 |                                         |   full year objective.                      |
 |                                         |                                             |
 |  Achieve growth in income from          |   The Company's growth in income from       |
 |  continuing operations in the low       |   continuing operations for the six months  |
 |  double digits.                         |   ended June 30, 1997, excluding the in-    |
 |                                         |   process research and development charge   |
 |                                         |   relating to the acquisitions of Immuno    |
 |                                         |   and RMI discussed below, was 11%.         |
 |                                         |   Management expects to achieve the full    |
 |                                         |   year objective.                           |
 |                                         |                                             |
 |  Generate $300 million in "operational  |   The Company generated $112 million of     |
 |  cash flow", before litigation          |   "operational cash flow" in the six        |
 |  payments.                              |   months ended June 30, 1997, before        |
 |                                         |   litigation payments.  Cash flows were     |
 |                                         |   consistent with expectations and          |
 |                                         |   management expects to achieve the full    |
 |                                         |   year objective.                           |
  --------------------------------------------------------------------------------------


RESULTS OF OPERATIONS

In December 1996, Baxter acquired Immuno, a European manufacturer of biopharmaceutical products and services for transfusion medicine. In March 1997, the Company acquired RMI, a provider of specialized products used in open-heart surgery. See Note 2 to the Condensed Consolidated Financial Statements for further information regarding these acquisitions.

The following table shows net sales growth by major geographic region:

NET SALES TRENDS BY GEOGRAPHIC REGIONS



-----------------------------------------------------------------------------------------------------------------------
                                     Three months ended                             Six months ended
                                               June 30,        Percent                      June 30,        Percent
(in millions)                       1997           1996       Increase           1997           1996       Increase
-----------------------------------------------------------------------------------------------------------------------
Geographic regions
  International                   $  832         $  684             22%        $1,597         $1,339             19%
  United States                      737            651             13%         1,415          1,295              9%
-----------------------------------------------------------------------------------------------------------------------
Total net sales                   $1,569         $1,335             18%        $3,012         $2,634             14%
-----------------------------------------------------------------------------------------------------------------------



Without the effect of changes in foreign exchange rates, international sales growth would have been 29% and 25% for the three- and six-month periods ended June 30, 1997, respectively.

Included in international sales for the three- and six-month periods ended June 30, 1997 were $136 million and $220 million in sales, respectively, as a result of the acquisition of Immuno. Growth in international sales for the three and six months ended June 30, 1997, excluding Immuno, was 2% and 3%, respectively, and without the effect of changes in foreign exchange rates, was 9% for both periods. Such growth was primarily due to continued penetration into the Asian and Latin American markets, particularly with respect to the Company's renal products, as well as increased sales as a result of the October 1996 acquisition of the Clintec parenteral-nutrition business ("Clintec") after the dissolution of the Company's joint venture with Nestle S.A.

Continued strong demand for the Company's tissue heart valves and Recombinate-TM- Anti-hemophilic factor (Recombinant) products were significant contributors to domestic sales growth during the first six months of 1997, partially offset by continued competitive and pricing pressures across various product lines, particularly with respect to the Renal business. Also contributing to 1997 domestic sales growth was the acquisition of Clintec discussed above and a favorable patent settlement.

The following table shows key ratios of certain income statement items as a percent of sales:

GROSS MARGIN AND EXPENSE RATIOS


-----------------------------------------------------------------------------------------------------------------------
                                     Three months ended                             Six months ended
                                               June 30,                                     June 30,
                                    1997           1996       Increase           1997           1996       Increase
-----------------------------------------------------------------------------------------------------------------------
Gross profit margin                 45.5%          44.5%        1.0 pt           45.7%          44.5%       1.2 pts
Marketing and administrative
   expenses                         22.1%          21.1%        1.0 pt           22.2%          21.2%       1.0 pts
-----------------------------------------------------------------------------------------------------------------------

The increase in the gross profit margin for the three and six months ended June 30, 1997 was primarily a result of the acquisitions of Immuno and Clintec, favorable manufacturing variances and a more favorable product mix, particularly with respect to the Cardiovascular and Renal business products. Partially offsetting these increases in the six-month period ended June 30, 1997 was increased sales in the lower-margin perfusion-services business.

Marketing and administrative expenses increased as a percent of sales in the three- and six-month periods ended June 30, 1997 primarily as a result of the acquisition of Immuno. The expense ratio is expected to continue to be higher than the prior year primarily due to the acquisition of Immuno.

RESEARCH AND DEVELOPMENT



-----------------------------------------------------------------------------------------------------------------------
                                     Three months ended                             Six months ended
                                               June 30,        Percent                      June 30,        Percent
(in millions)                       1997           1996       Increase           1997           1996       Increase
-----------------------------------------------------------------------------------------------------------------------
Research and development
   expenses                          $95            $84             13%          $185           $166             11%
-----------------------------------------------------------------------------------------------------------------------
As a percent of sales                6.1%           6.3%                          6.1%           6.3%
-----------------------------------------------------------------------------------------------------------------------




Research and development ("R&D") expenses, excluding the in-process research and development charge recorded in the first quarter of 1997, increased primarily due to the acquisition of Immuno. The Company's R&D expenses are focused on initiatives such as blood substitutes, renal therapy, xenotransplantation and the Novacor left-ventricular assist system.

OTHER INCOME AND EXPENSE

Net interest expense increased in the first and second quarters of 1997 as compared to the prior year quarters primarily due to increased net debt assumed and incurred due to the acquisition of Immuno.

Goodwill amortization increased in 1997 primarily due to the acquisition of Clintec.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations increased 14% in the three months ended June 30, 1997, and on a per share basis, increased 12%. Excluding the first quarter 1997 in-process R&D charge relating to the acquisitions of Immuno and RMI, income from continuing operations increased 11% in the six-month period ended June 30, 1997, and on a per-share basis, increased 10%.



INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations in 1996 related to the Company's former health-care cost management and distribution businesses. In September 1996, Baxter stockholders received all of the outstanding stock of Allegiance Corporation, its health-care cost management and distribution businesses, in a tax-free spin-off.



RESTRUCTURING PROGRAMS

The Company has two restructuring programs in process. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of the charges, utilization of the reserves and headcount reductions to date. Management believes remaining restructuring reserves are adequate to complete the actions contemplated by the programs.

With respect to the 1993 program, the Company realized approximately $63 million in pretax savings during the first six months of 1997 and expects to realize approximately $130 million in pretax savings for the full year. Such savings are consistent with the original targets. Future expected savings of approximately $130 million annually are also in line with original projections. Management anticipates restructuring savings will be partially invested in R&D and expansion into growing international markets.

The Company is in the process of implementing the 1995 program. Management expects that the plant closures and consolidations in Puerto Rico will be substantially completed by year-end 1998 and will lower manufacturing costs and help mitigate future exposure to gross margin erosion arising from pricing pressures, primarily in the United States. The original timetable for the 1995 program has been affected by delays in the receipt of certain required regulatory approvals.

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

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to "operational cash flow":


SIX MONTHS ENDED JUNE 30 (IN MILLIONS)
                                                              1997        1996
-------------------------------------------------------------------------------
Cash flow from continuing operations per the
Company's condensed consolidated statements
  of cash flows . . . . . . . . . . . . . . . . . . . . . .  $146         $192
Capital expenditures  . . . . . . . . . . . . . . . . . . .  (149)        (162)
Net interest after tax. . . . . . . . . . . . . . . . . . .    49           29
Mammary implant litigation, net . . . . . . . . . . . . . .    30          107
Other . . . . . . . . . . . . . . . . . . . . . . . . . . .     -            4
-------------------------------------------------------------------------------
"Operational cash flow" - continuing operations  . . . . . .   $76         $170
"Operational cash flow" - discontinued operations  . . . . .     -         $114
-------------------------------------------------------------------------------
TOTAL "OPERATIONAL CASH FLOW". . . . . . . . . . . . . . . .   $76         $284
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


"Operational cash flow", as defined, is net of all litigation payments except for those relating to mammary implants, which the Company never manufactured or sold. If all of the Company's net litigation payments were excluded from "operational cash flow" (including those relating to plasma-based therapies), the amount generated from continuing operations would be $112 million and $185 million during the six months ended June 30, 1997 and 1996, respectively. Cash flows in the first half of 1997 were consistent with expectations and the Company expects to achieve the targeted $300 million in "operational cash flow" for the full year, exclusive of net litigation payments.

Approximately $324 million of the total net cash flows used for acquisitions and investments in affiliates for the six months ended June 30, 1997 related to the acquisition of Immuno, and represented approximately $370 million in payments to shareholders less $46 million in acquired cash. Net cash flows used for acquisitions and investments in affiliates for the six months ended June 30, 1996 related primarily to the acquisition of PSICOR, Inc. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding these acquisitions.

The Company's net-debt-to-net-capital ratio was 45.9% and 33.8% at June 30, 1997 and December 31, 1996, respectively. The increase in the ratio was primarily due to increased net debt as a result of the acquisition of Immuno. Management expects the net-debt-to-capital ratio to decline to the targeted 35% to 40% range over time as a result of ongoing operations.

The Company intends to fund its short-term and long-term obligations as they mature by issuing additional debt or through cash flow from operations. The Company issued $450 million of term debt during the first half of 1997 and used the proceeds to retire commercial paper. The Company's current assets exceeded current liabilities by $1,582 million and $1,035 million at June 30, 1997 and December 31, 1996, respectively. Such working capital can be used to satisfy normal operating cash requirements. Increases in certain asset and liability balances during the first half of 1997 relate primarily to the acquisitions discussed above. The Company believes it has lines of credit adequate to support ongoing operational requirements. Beyond that, the Company believes it has sufficient financial flexibility to attract long-term capital on acceptable terms as may be needed to support its growth objectives.

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

The factors below in some cases have affected and could affect the Company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include technological advances in the medical field, economic conditions, demand and market acceptance risks for new and existing products, technologies and health-care services, the impact of competitive products and pricing, manufacturing capacity, new plant start-ups, the United States and global regulatory and trade environment, continued price competition related to the Company's United States operations, product development risks, including technological difficulties, ability to enforce patents and unforeseen foreign commercialization and regulatory factors. In particular, the Company, as well as other companies in its industry, is experiencing increased regulatory activity by the U.S. Food and Drug Administration with respect to its plasma-based biologicals and its complaint-handling systems. Additionally, as discussed in "Part II - Item 1. Legal Proceedings", upon the resolution of certain legal matters, the Company may incur charges in excess of presently established reserves. Any such charge could have a material adverse effect on the Company's results of operations or cash flows in the period in which it is recorded.

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



NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. There is an immaterial difference between the Company's basic and diluted EPS as calculated pursuant to the Statement and EPS as currently presented in accordance with existing accounting rules, and therefore the Company's pro forma EPS information is not presented.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both Statements are effective for fiscal years beginning after December 15, 1997 and require reclassification of prior-period financial statements for comparative purposes. Statement No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements. Statement No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements and interim financial reports. The Company is currently evaluating both of the new Statements and plans to adopt the standards during the year ended December 31, 1998.

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended June 30, 1997 has been performed by Price Waterhouse LLP, the Company's independent public accountants. Their report on the interim condensed consolidated financial information follows. There have been no adjustments or disclosures proposed by Price Waterhouse LLP which have not been reflected in the interim condensed consolidated financial information. Their report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                        REPORT OF INDEPENDENT ACCOUNTANTS





August 7, 1997



Board of Directors and Stockholders of
Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet as of June 30, 1997 and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 1997 and 1996, and condensed consolidated statements of cash flows for the six-month period ended June 30, 1997 and 1996 of Baxter International Inc. and its subsidiaries. This interim financial information is the responsibility of the Company's management.

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

Price Waterhouse LLP

                           PART II.  OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

As of June 30, 1997, the Company (defined in this Legal Proceedings section only as Baxter International Inc. (the parent company), Baxter Healthcare Corporation, or collectively, the parent company and one or more subsidiaries or one or more subsidiaries of the parent company) was a defendant or co-defendant in 7,001 lawsuits and had 1,736 pending claims from individuals, all of which seek damages for injuries allegedly caused by silicone mammary implants manufactured by the Heyer-Schulte division of American Hospital Supply Corporation. In the second quarter of 1997, 110 cases and claims were disposed of as more fully discussed below.

The typical case or claim alleges that the individual's mammary implants caused one or more of a wide range of ailments, including non-specific autoimmune disease, scleroderma, lupus, rheumatoid arthritis, fibromyalgia, mixed connective tissue disease, Sjo"gren's syndrome, dermatomyositis, polymyositis and chronic fatigue.

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

On December 22, 1995, the court approved a revised settlement. On January 16, 1996, the Company, Bristol-Myers Squibb Company and Minnesota Mining and Manufacturing Company each paid $125 million into the court-established fund as an initial reserve to pay claims under the revised settlement. Union Carbide Corporation and McGhan Medical Corporation are also parties to the revised settlement. Under the revised settlement, plaintiffs and claimants have a second opportunity to opt-out of the revised settlement, once they receive a "Notification of Status" letter from the claims-administration office. As of July 1997, virtually all domestic claimants have received "Notification of Status" letters. The opt-out period for most claimants will expire on September 1, 1997.

As of June 30, 1997, the number of implant plaintiffs with lawsuits against the Company was 16,862. Of those plaintiffs, 9,380 are currently in the revised settlement, which accounts for 4,011 of the pending cases against the Company. Additionally, 6,490 have opted-out of the revised settlement (representing 2,858 pending cases), and the remaining 992 (representing 101 pending cases) plaintiffs' status is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the Company. Currently, 1,508 of the opt-outs have confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the second quarter of 1997, the Company obtained dismissals, or agreements for dismissals, of 1,762 plaintiffs with cases against the Company that did not involve Heyer-Schulte mammary implants.

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

As of June 30, 1997, the Company was a defendant, or co-defendant, in 547 lawsuits and had 458 pending claims in the United States, Canada, Ireland, Italy, Spain, Japan and the Netherlands, involving individuals who have hemophilia, or their representatives. Those cases and claims seek damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII and IX derived from human blood plasma processed and sold by the Company. None of these cases involves the Company's currently processed anti-hemophilic factor concentrates. The typical case or claim alleges that the individual with hemophilia was infected with HIV by infusing Factor VIII or Factor IX concentrates ("Factor Concentrates") containing HIV.

All federal court Factor Concentrate cases have been transferred to the United States District Court for the Northern District of Illinois for case management under Multi District Litigation ("MDL") rules. The Company also has been named in eight purported class actions. None of these class actions have been certified, and five have been transferred to the MDL for discovery.

Many of the cases and claims are at preliminary stages and the Company has not been able to obtain information sufficient to evaluate each one. In most states, the Company's potential liability is limited by laws that provide that the sale of blood or blood derivatives, including Factor Concentrates, is not covered by the doctrine of strict liability. As a result, each claimant must prove that his or her injuries were caused by the Company's negligence. Most of the cases allege that the Company was negligent in failing to: use available purification technology; promote research and development for product safety; withdraw Factor Concentrates once it knew or should have known of viral-contamination of such concentrates; screen plasma donors properly; recall contaminated Factor Concentrates; and warn of risks known at the time the Factor Concentrates were used.

The plaintiffs' steering committee for the MDL, the Company, Alpha Therapeutic Corporation, Armour Pharmaceutical and Bayer Corporation submitted a settlement proposal to the court on August 14, 1996. The essential terms of the settlement would provide payments of $100,000 per person to each HIV-positive person with hemophilia in the United States who can demonstrate use of Factor Concentrates produced by one of the settling defendants between 1978 and 1985. Additionally, the defendants would establish a $40 million fund for payment of attorneys' fees, costs and court-administration expenses. The settlement also requires insurance-carrier approval, the signing of general and joint tortfeasor releases and the resolution of potential subrogation, reimbursement and eligibility issues. The Company's agreed contribution to the proposed settlement is 20%. On May 6, 1997, the Court determined that the settlement was fair. The defendants have also reached agreement to settle potential subrogation and reimbursement claims with most private insurers, the federal government and 35 states. The Company expects most, if not all, remaining states to sign subrogation agreements by year-end 1997. Although not final, the approximate number of eligible opt-outs at June 30, 1997 is 533 and the approximate number of eligible claimants at the end of June is 5,239, although the final numbers will probably increase in both categories. Two appeals to the order approving the class were filed challenging the settlement, but the appeals were both dismissed on July 29, 1997. Payments to eligible claimants are expected to begin in the third quarter of 1997.

The Company believes that a substantial portion of the liability and defense costs related to anti-hemophilic Factor Concentrate cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company has entered into "coverage in place" agreements with certain of its carriers, each of which issued or subscribed to policies of insurance during the 1978 to 1985 period. These agreements resolve the signatory insurer's coverage defenses and specify rules and procedures for allocation and payment of defense and indemnity costs pursuant to which the signatories will reimburse the Company for hemophilia/AIDS related losses. Most of the Company's insurers have reserved their rights (i.e., neither admitted nor denied coverage), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. The Company is engaged in active negotiations with certain of these insurers concerning insurance coverage.

In February 1994, the Company filed suit in California against all of its insurance carriers with potential coverage responsibilities in this matter. Subsequently, most of the insurers were dismissed without prejudice by the Company, and the Company filed an Amended Complaint which sought a declaratory judgment as to the potential for indemnity under certain primary liability policies issued by Zurich American Company ("Zurich"). Zurich had previously filed an action against the Company in Illinois state court seeking a declaration of noncoverage. The Company's California action was thereafter stayed in favor of Zurich's Illinois action. The Illinois action has since been expanded to include all of the Company's excess liability carriers as defendants, and one of those excess carriers has removed the entire action to the Northern District Federal Court in Chicago pursuant to the Foreign Sovereign Immunities Act. In the meantime, the Company has appealed the stay of its California action.

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

In Japan, the Company is a defendant, along with the Japanese government and four other co-defendants, in Factor Concentrate cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of June 30, 1997, the cases involved 1,217 plaintiffs, at least 1,090 of whom allegedly used Factor Concentrates manufactured by the Company. The Japanese Ministry of Health and Welfare estimates that approximately 1,900 hemophiliacs are HIV-positive or AIDS-manifested, of whom 456 are deceased.

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

The Company was notified in 1995 that approximately 1,350 HIV-positive people with hemophilia in Spain wished to explore settlement possibilities with the Company in lieu of filing suit in both Spain and the United States. The claimants allege exposure to HIV through the use of the Company's clotting Factor Concentrates in the early 1980s. The parties have reached agreement on the terms of settlement whereby each claimant (or his estate) will receive $25,000 (including attorneys' fees and costs) in return for a general release and protection against contribution claims by other defendants. As of June 30, 1997, the Company settled with 1300 claimants. The Company hopes to settle with many of the remaining claimants by December 1997 and estimates that the cost for this proposed settlement should not exceed $34 million.

On February 21, 1994, the Company began the voluntary withdrawal worldwide of its Gammagard-Registered Trademark-; IGIV (intravenous immune globulin) because of indications that it might be implicated in Hepatitis C infections occurring in users of Gammagard. Gammagard is a concentration of antibodies derived from human plasma.

As of June 30, 1997, the Company had received reports of alleged Hepatitis C transmission from 399 patients. The exact cause for these reported infections has not been determined; however, many of the reports have been associated with Gammagard injections produced from plasma that was screened for antibodies to the Hepatitis C virus through second-generation testing. The number of patients receiving Gammagard IGIV produced from the second-generation screened plasma is not yet known, nor is the number of patients claiming exposure to Hepatitis C known.

As of June 30, 1997, the Company was a defendant in 163 lawsuits and had 71 pending claims in the United States, Denmark, France, Germany, Italy, Spain, Sweden and the United Kingdom resulting from this incident. Eleven suits in the United States have been filed as purported class actions and are pending but not certified. The suits allege infection with the Hepatitis C virus from the use of Gammagard. On June 9, 1995, the judicial panel on the Multi District Litigation ordered all federal cases involving Gammagard to be transferred to the Central District of California for coordinated pretrial proceedings before Judge Manuel L. Real, MDL docket no. 95-1060. On February 21, 1996, Judge Real certified a nationwide class of all recipients and their spouses, representatives, etc., who had infused Gammagard (FAYNE, ET AL., V. BAXTER HEALTHCARE CORPORATION, U.S.D.C., C.D., CA, ML-95-160-R). The Company sought an immediate stay of the class notice from the 9th Circuit Court of Appeals and subsequently filed a Writ of Mandamus seeking class decertification. The 9th Circuit Court of Appeals granted the stay of the class notice on March 19, 1996, and on April 12, 1996, granted a stay of the class certification pending final determination on the writ. The 9th Circuit Court of Appeals heard oral argument on these matters on October 9, 1996, but has not issued any decisions. Judge Real has scheduled a trial of three cases for October 14, 1997. The Company is vigorously defending these cases.

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

As described in Note 2, the Company acquired Immuno International AG ("Immuno") in fiscal year 1997. Immuno has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by infusing Factor VIII or Factor IX or Factor inhibitor concentrates containing HIV. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. In addition, the stock-purchase agreement between the Company and Immuno provides that approximately 84 million Swiss francs (or approximately $59 million at quarter-end) of the purchase price will be held back to cover these contingent liabilities. Based on management's estimates, the amount of these contingencies, net of insurance recoveries, is not expected to exceed the negotiated contingent payment held back from the total purchase amount.

As of September 30, 1996, Allegiance and/or its affiliates assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying the Company pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of June 30, 1997, there were 109 pending lawsuits naming the Company, among others, as a defendant, including the following purported class actions: WOLF V. BAXTER HEALTHCARE CORP., ET AL., Circuit Court, Wayne County, MI, 96-617844NP; MURRAY, ET AL., V. BAXTER HEALTHCARE CORP., ET AL., U.S.D.C., S. Dist. Ind., IP96-1889C, COWART, ALMA M. V. BAXTER INTERNATIONAL INC., U.S.D.C. Orleans Cty, LA, 97-7237 and DELPIT, ANGELA C. V. BAXTER HEALTHCARE CORP., ET AL., U.S.D.C., Eastern District, LA, 97-1112. On February 26, 1997, the judicial panel on Multi-District Litigation ordered all federal cases involving latex gloves to be transferred to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings before Judge Edmund Ludwig, MDL docket no. 1148.

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

(b)  Reports on Form 8-K

     None.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BAXTER INTERNATIONAL INC.
                                   --------------------------
                                        (Registrant)


Date:  August 7, 1997              By:/s/ Brian P. Anderson
                                   --------------------------
                                   Brian P. Anderson
                                   Corporate Vice President, Finance

             Exhibits Filed with Securities and Exchange Commission


Number                        Description of Exhibit
------                        ------------------------
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