Form 10-Q
period 1997-09-30
BAXTER INTERNATIONAL INC
filed 1997-11-13
CIK 10456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


       X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

Yes    X    No_____

The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of November 7, 1997, the latest practicable date, was 280,049,331 shares

                            BAXTER INTERNATIONAL INC.
                                    FORM 10-Q
                For the quarterly period ended September 30, 1997
                                TABLE OF CONTENTS


                                                                 Page Number
Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Condensed Consolidated Statements of Income  . . . . . . . . . .2
            Condensed Consolidated Balance Sheets. . . . . . . . . . . . . .3
            Condensed Consolidated Statements of Cash Flows. . . . . . . . .4
            Notes to Condensed Consolidated Financial Statements . . . . . .5
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . . . 10
Review by Independent Public Accountants . . . . . . . . . . . . . . . . . 17
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . 18

Part II.  OTHER INFORMATION
Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 19
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 25
Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
Exhibits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

                         PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Baxter International Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (unaudited)
                      (in millions, except per share data)

----------------------------------------------------------------------------------------------------
                                                      Three months ended         Nine months ended
                                                         September 30,             September 30,
                                                       1997        1996         1997          1996
                                                     -------------------       ---------------------
Operations
  Net sales                                           $1,494      $1,310       $4,506        $3,944

  Costs and expenses
     Cost of goods sold                                  825         720        2,462         2,182
     Marketing and administrative expenses               325         272          995           830
     Research and development expenses                    97          84          282           250
     Interest, net                                        42          26          124            76
     Goodwill amortization                                11           8           32            25
     Acquired research and development                     -           -          352             -
     Other (income) expense                              (18)         10          (21)            6
----------------------------------------------------------------------------------------------------
     Total costs and expenses                          1,282       1,120        4,226         3,369
----------------------------------------------------------------------------------------------------
  Income from continuing operations
     before income taxes                                 212         190          280           575
  Income tax expense                                      53          53          162           158
----------------------------------------------------------------------------------------------------
Income from continuing operations                        159         137          118           417
Discontinued operations
  Income from discontinued operations,
          net of applicable income tax expense
          of $7 and $25 in 1996                            -          40            -            94
----------------------------------------------------------------------------------------------------
Net income                                              $159        $177         $118          $511
----------------------------------------------------------------------------------------------------
Earnings per common share
  Continuing operations                                 $.57        $.50         $.43         $1.53
  Discontinued operations                                  -         .15            -           .35
----------------------------------------------------------------------------------------------------
Net income per common share                             $.57        $.65         $.43         $1.88
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

Average number of common shares outstanding              280         273          277           272
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                          (in millions, except shares)

---------------------------------------------------------------------------------------------------
                                                                      September 30,  December 31,
                                                                           1997           1996
                                                                      (unaudited)
                                                                      ------------   ------------
Current assets Cash and equivalents                                         $409           $761
               Accounts receivable                                         1,344          1,219
               Notes and other current receivables                           422            266
               Inventories                                                 1,219            883
               Short-term deferred income taxes                              103            212
               Prepaid expenses                                              204            139
               --------------------------------------------------------------------------------
               Total current assets                                        3,701          3,480
-----------------------------------------------------------------------------------------------
Property,      At cost                                                     4,220          3,795
plant and      Accumulated depreciation and amortization                  (2,021)        (1,952)
equipment      ---------------------------------------------------------------------------------
               Net property, plant and equipment                           2,199          1,843
------------------------------------------------------------------------------------------------
Other assets   Goodwill and other intangibles                              1,535          1,386
               Insurance receivables                                         403            641
               Other                                                         317            246
               --------------------------------------------------------------------------------
               Total other assets                                          2,255          2,273
------------------------------------------------------------------------------------------------
Total assets                                                              $8,155         $7,596
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Current        Notes payable to banks                                       $178           $121
liabilities    Current maturities of long-term debt and
                 lease obligations                                            15            225
               Accounts payable and accrued liabilities                    1,729          1,704
               Income taxes payable                                          295            395
               --------------------------------------------------------------------------------
               Total current liabilities                                   2,217          2,445
------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                       2,560          1,695
------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                              309            255
------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                             180            365
------------------------------------------------------------------------------------------------
Other non-current liabilities                                                420            332
------------------------------------------------------------------------------------------------
Stockholders'  Common stock, $1 par value, authorized 350,000,000
equity           shares, issued 287,701,247 shares in 1997 and 1996          288            288
               Additional contributed capital                              1,878          1,825
               Retained earnings                                             905          1,022
               Common stock in treasury, at cost, 7,872,125
                 shares in 1997 and 15,261,100 shares in 1996               (334)          (611)
               Foreign currency adjustment                                  (268)           (20)
               --------------------------------------------------------------------------------
               Total stockholders' equity                                  2,469          2,504
------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                $8,155         $7,596
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                  (in millions)

-----------------------------------------------------------------------------------------------------
                                                                      Nine months ended September 30,
(brackets denote cash outflows)                                            1997             1996
                                                                    -----------------   -------------
Cash flow      Income from continuing operations                            $118            $417
from           Adjustments
continuing       Depreciation and amortization                               299             255
operations       Deferred income taxes                                       109              37
                 Acquired research and development                           352               -
                 Other                                                       (16)             (1)
               Changes in balance sheet items
                 Accounts receivable                                         (46)            (23)
                 Inventories                                                (136)            (42)
                 Accounts payable and other accrued liabilities             (419)           (258)
                 Restructuring program payments                              (14)            (30)
                 Other                                                       (14)            (15)
-----------------------------------------------------------------------------------------------------
                 Cash flow from continuing operations                        233             340
-----------------------------------------------------------------------------------------------------
Cash flow from discontinued operations                                         -             100
-----------------------------------------------------------------------------------------------------
Investment       Capital expenditures                                       (267)           (255)
transactions     Acquisitions, net of cash received,
                   and investments in affiliates                            (592)           (229)
                 Proceeds from asset dispositions                              9               4
-----------------------------------------------------------------------------------------------------
                 Investment transactions, net                               (850)           (480)
-----------------------------------------------------------------------------------------------------
Financing        Issuance of debt and lease obligations                      505           1,834
transactions     Redemption of debt and lease obligations                   (427)         (1,666)
                 Increase in debt with maturities
                  of three months or less, net                               363             426
                 Common stock dividends                                     (235)           (243)
                 Stock issued under employee benefit plans                   107             149
                 Purchase of treasury stock                                    -             (92)
-----------------------------------------------------------------------------------------------------
                 Financing transactions, net                                 313             408
-----------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash and equivalents              (48)            (11)
-----------------------------------------------------------------------------------------------------
(Decrease) increase in cash and equivalents                                 (352)            357
Cash and equivalents at beginning of period                                  761             476
-----------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                       $409            $833
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

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

Earnings per share amounts for each quarter are required to be computed independently and do not equal the total per share amount computed for the year to date period.

Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

2.  ACQUISITIONS

All acquisitions during the nine months ended September 30, 1997 and 1996, were accounted for under the purchase method. The purchase price of an acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. The excess of the purchase price over the net tangible assets and liabilities acquired is allocated to intangible assets. The initial purchase price allocation is preliminary and is subject to change during the year following the acquisition as additional information concerning asset and liability valuation is obtained. Therefore, the final allocation may differ from the preliminary allocation. Results of operations of acquired companies are included in the Company's results of operations as of the respective acquisition dates. The pro forma information presented below is not necessarily indicative of what operating results would have been had the acquisitions occurred on the indicated dates, nor is it necessarily indicative of future operating results.

IMMUNO INTERNATIONAL AG

In December 1996, the Company commenced the acquisition of Immuno International AG ("Immuno"), a European manufacturer of biopharmaceutical products and services for transfusion medicine. The acquisition of Immuno was completed in a three-part transaction and is valued at approximately $600 million. In addition, the Company assumed approximately $280 million of Immuno's net debt. The first and second parts of the transaction were completed during the first fiscal quarter of 1997 with a $200 million payment to the private shareholders and $170 million in payments relating to a tender offer for most of the publicly traded shares of Immuno. The third part of the acquisition, the purchase of the remaining shares from private shareholders for approximately $173 million, was completed in the third fiscal quarter of 1997. The remaining portion of the total purchase price, approximately $58 million, is being withheld to cover certain legal contingencies, as further discussed in "Part II - Item 1. Legal Proceedings".

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

Included in other income and expense in the first quarter of 1997 is a $29 million charge relating to the integration of certain of Baxter's operations with those of Immuno. Also included in other income in the first quarter of 1997 is a $27 million foreign currency translation gain relating to the Swiss Franc-denominated acquisition liabilities to the former shareholders of Immuno.

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

PSICOR, Inc.

In January 1996, the Company acquired PSICOR, Inc., a perfusion-services business, for $17.50 per share, or $84 million.

PRO FORMA INFORMATION

Had the acquisitions of Immuno and RMI taken place at the beginning of the first fiscal quarter of 1997, net sales, net income and earnings per share would not have been materially different from the reported amounts and, therefore, pro forma information is not presented. Had the acquisitions of Immuno, RMI and the Clintec parenteral-nutrition business taken place at the beginning of the first fiscal quarter of 1996, the Company's unaudited pro forma net sales would have been approximately $1,497 million and $4,520 million for the three and nine months ended September 30, 1996, respectively. Excluding the in-process R&D charge relating to the acquisitions of Immuno and RMI, unaudited pro forma net income and earnings per share for the three and nine months ended September 30, 1996 would have been $173 million and $526 million, respectively, and $.63 per share and $1.91 per share, respectively.

3.  INVENTORIES

Inventories consisted of the following:

-----------------------------------------------------
                         September 30,  December 31,
                             1997          1996
(in millions)            (unaudited)
-----------------------------------------------------
Raw materials                  $303        $190
Work in process                 254         152
Finished products               662         541
-----------------------------------------------------
Total inventories            $1,219        $883
-----------------------------------------------------
-----------------------------------------------------


4.  RESTRUCTURING RESERVES

In November 1993, the Company recorded a $216 million restructuring charge to cover costs associated with strategic actions designed to accelerate growth and reduce costs, including reorganizations and consolidations in the United States, Europe, Japan and Canada. The restructuring program is expected to be completed in 1998.

Employee-related costs include provisions for severance, outplacement assistance, relocation and retention payments. Since the inception of the program, the Company has eliminated 1,876 positions, which exceeds the 1,640 positions originally targeted.

The following table summarizes the 1993 restructuring reserves as of December 31, 1996 and September 30, 1997 (unaudited):

------------------------------------------------------------------------------
                                           Divestitures
                              Employee-      and asset
                              related          write-         Other
(in millions)                 costs            downs          costs     Total
------------------------------------------------------------------------------
December 31, 1996 balance       $14            $16             $9       $39
------------------------------------------------------------------------------
Utilization:
     Cash                         8              -              2        10
     Non-cash                     -              6              -         6
------------------------------------------------------------------------------
September 30, 1997 balance       $6            $10             $7       $23
------------------------------------------------------------------------------
------------------------------------------------------------------------------

In September 1995, the Company recorded a restructuring charge of $103 million primarily to eliminate excess plant capacity and reduce manufacturing costs, as well as to initiate certain organizational structure changes. The charge predominantly relates to the closure of the intravenous solutions plant and warehouse in Carolina, Puerto Rico. Production and warehousing will be transferred and consolidated into other facilities. Employee-related costs consist of severance for the approximately 1,450 positions that will be eliminated. Approximately 344 positions have been eliminated to date and completion of the plan is anticipated by the end of 1998. The original timetable for the 1995 program has been affected by delays in required regulatory reviews relating to the transfer of equipment and production processes to other facilities in Puerto Rico and the United States.

The following table summarizes the 1995 restructuring reserves as of December 31, 1996 and September 30, 1997 (unaudited):

------------------------------------------------------------------------------
                            Employee-       Asset
                             related        write-        Other
(in millions)                  costs         downs        costs          Total
------------------------------------------------------------------------------
December 31, 1996 balance        $16           $11           $8            $35
------------------------------------------------------------------------------
Non-cash utilization               -             2            1              3
------------------------------------------------------------------------------
September 30, 1997 balance       $16            $9           $7            $32
------------------------------------------------------------------------------
------------------------------------------------------------------------------

5.  LEGAL PROCEEDINGS

Please see "Part II - Item 1. Legal Proceedings" below for the status of lawsuits and claims from individuals seeking damages for injuries allegedly caused by silicone mammary implants manufactured by a division of American Hospital Supply Corporation. That section also discusses the status of lawsuits and claims involving the Company's plasma-based therapies and other legal proceedings involving the Company.

6.  INTEREST, NET

Net interest expense consisted of the following (unaudited):

------------------------------------------------------------------------------
                                Three months ended        Nine months ended
                                     September 30,            September 30,
(in millions)                  1997           1996      1997           1996
------------------------------------------------------------------------------
Interest expense                $53            $60      $151           $177
Interest income                 (11)           (11)      (27)          (34)
------------------------------------------------------------------------------
Interest, net                   $42            $49      $124           $143
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Continuing operations           $42            $26      $124            $76
Discontinued operations         $ -            $23      $  -            $67
------------------------------------------------------------------------------
------------------------------------------------------------------------------

7.  AGREEMENT TO ACQUIRE BIEFFE MEDITAL S.P.A.

On July 31, 1997, the Company signed a definitive agreement to acquire Bieffe Medital S.P.A., a leading European manufacturer of dialysis and intravenous solutions and containers, for approximately $245 million, which includes assumption of debt. Approximately $48 million in purchase price installments have been made during the second and third quarters of 1997. The acquisition is subject to customary review and clearance from the Italian anti-trust authorities.

8.  AGREEMENT TO FORM NEW CELL THERAPIES BUSINESS

In October 1997, the Company entered into a definitive agreement with VIMRx Pharmaceuticals Inc. ("VIMRx") to form a new cell therapy company to develop innovative treatments for cancer and other life-threatening diseases. The Company will transfer certain assets of its Immunotherapy division into the new company and hold a minority ownership position along with warrants to acquire an additional ownership interest in the future. VIMRx will obtain a majority interest in the new company in exchange for 11 million shares of VIMRx common stock and convertible preferred shares with a nominal value of $40 million. To the extent the 11 million common shares are worth less than $50 million at the closing, the Company will receive additional convertible preferred shares. In addition, the Company will lend $30 million and VIMRx will lend $10 million to the new company in initial operating funds. The agreement is subject to approval by the shareholders of VIMRx, which is expected to occur before year-end.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Baxter International Inc.'s ("Baxter" or the "Company") 1996 Annual Report to Stockholders ("Annual Report") contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1996. In the Annual Report, management outlined its key financial objectives for 1997. These objectives and the results achieved through September 30, 1997 are summarized as follows:

------------------------------------------------------------------------------
  FULL YEAR 1997 OBJECTIVES                 RESULTS THROUGH
                                           SEPTEMBER 30, 1997
------------------------------------------------------------------------------
Increase net sales approximately       Net sales for the first nine months of
10% before the impact of 1997          the year increased 4% before the impact
acquisitions and 20% including 1997    of the 1997 acquisitions of Immuno
acquisitions.                          International AG ("Immuno") and Research
                                       Medical, Inc. ("RMI"), and increased 14%
                                       including these acquisitions.  Excluding
                                       the effect of the strengthening U.S.
                                       dollar, net sales for the nine-month
                                       period increased 7% before the impact of
                                       the 1997 acquisitions and 17% including
                                       the 1997 acquisitions. Excluding the
                                       effects of changes in foreign exchange
                                       rates, management expects similar growth
                                       rates during the fourth quarter of the
                                       year.
------------------------------------------------------------------------------
Achieve growth in income from          The Company's growth in income from
continuing operations in the low       continuing operations for the nine
double digits.                         months ended September 30, 1997,
                                       excluding the in-process research and
                                       development charge relating to the
                                       acquisitions of Immuno and RMI discussed
                                       below, was 13%. Management expects to
                                       achieve the full year objective.
------------------------------------------------------------------------------
Generate $300 million in               The Company generated $240 million of
"operational cash flow",               "operational cash flow" in the nine
before litigation payments.            months ended September 30, 1997, before
                                       litigation payments.  Management expects
                                       to achieve the full year objective.
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

In December 1996, Baxter acquired Immuno, a European manufacturer of biopharmaceutical products and services for transfusion medicine. In March 1997, the Company acquired RMI, a provider of specialized products used in open-heart surgery. See Note 2 to the Condensed Consolidated Financial Statements for further information regarding these acquisitions.

NET SALES TRENDS

------------------------------------------------------------------------------
                    Three months ended             Nine months ended
                          September 30,                 September 30,
                    -------------------  Percent   ------------------  Percent
(in millions)          1997     1996     increase    1997      1996    increase
-------------------------------------------------------------------------------
  International        $804      $679      18%      $2,401    $2,018     19%
  United States         690       631       9%       2,105     1,926      9%
-------------------------------------------------------------------------------
    Total net sales  $1,494    $1,310      14%      $4,506    $3,944     14%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


Without the effect of changes in foreign exchange rates, international sales growth was 25% for both the three- and nine-month periods ended September 30, 1997.

Included in international sales for the three- and nine-month periods ended September 30, 1997 were $109 million and $329 million in sales, respectively, as a result of the acquisition of Immuno. Growth in international sales for the three and nine months ended September 30, 1997, excluding Immuno, was 2% and 3%, respectively, and without the effect of changes in foreign exchange rates, was 9% for both periods. Such growth was primarily due to continued penetration into new geographic markets, especially the Latin American market, and particularly with respect to the Company's renal products. The quarter and year-to-date period also benefited from increased sales as a result of the October 1996 acquisition of the Clintec parenteral-nutrition business ("Clintec") after the dissolution of the Company's joint venture with Nestle S.A.

Continued strong demand for the Company's tissue heart valves and Recombinate-TM- Anti-hemophilic factor (Recombinant) products were significant contributors to domestic sales growth during the first nine months of 1997. Competitive and pricing pressures in the United States continue to affect sales growth across various product lines. Despite these market conditions, domestic sales of the renal business have continued to improve throughout the year. Also contributing to 1997 domestic sales growth was the acquisition of Clintec discussed above and a favorable patent settlement occurring during the second quarter of the year.

The following table shows key ratios of certain income statement items as a percent of sales:


GROSS MARGIN AND EXPENSE RATIOS

-------------------------------------------------------------------------------------
                          Three months ended               Nine months ended
                                September 30,                  September 30,
                          -------------------  Increase    -----------------
                            1997      1996     (decrease)     1997      1996   Increase
---------------------------------------------------------------------------------------
Gross profit margin        44.8%     45.0%      (.2 pts)    45.4%     44.7%    .7 pts
Marketing and
 administrative expenses   21.8%     20.8%      1.0  pt     22.1%     21.0%   1.1 pts
---------------------------------------------------------------------------------------

The gross profit margin declined .2 points from the prior year quarter; however, excluding the effect of the strengthening dollar, the gross profit margin for the quarter increased .2 points over the prior year period. The increase in the gross profit margin (excluding the effect of changes in foreign exchange rates) for the three and nine months ended September 30, 1997 was primarily a result of the acquisitions of Immuno, Clintec and RMI, and a more favorable product mix, particularly with respect to the Cardiovascular and Renal business products. Partially offsetting these increases in the three- and nine-month periods ended September 30, 1997 was increased sales in the lower-margin perfusion-services business and the effect of manufacturing variances during the third quarter.

Marketing and administrative expenses increased as a percent of sales in the three- and nine-month periods ended September 30, 1997 primarily due to the acquisition of Immuno and expansion into developing markets and new business initiatives.

RESEARCH AND DEVELOPMENT


--------------------------------------------------------------------------------------
                      Three months ended               Nine months ended
                         September 30,                   September 30,
                      -------------------   Percent    --------------------    Percent
(in millions)           1997     1996       increase    1997          1996    increase
---------------------------------------------------------------------------------------
Research and
 development expenses   $97       $84          15%      $282          $250       13%
---------------------------------------------------------------------------------------
As a percent of sales   6.4%      6.4%                   6.3%          6.3%
---------------------------------------------------------------------------------------

Research and development ("R&D") expenses, excluding the in-process R&D charge recorded in the first quarter of 1997, increased primarily due to the acquisition of Immuno. The Company's R&D expenses are focused on initiatives such as "blood substitutes", renal therapy, xenotransplantation and the Novacor left-ventricular assist system. With respect to the Company's "blood substitute", HemAssist-TM-(DCLHb), the Company recently learned from the European Medicines Evaluation Agency that additional clinical data will be needed before the product is granted marketing clearance as an alternative to blood in cardiac-surgery patients in Europe. The expected product launch date is now late 1999 or early 2000.

OTHER INCOME AND EXPENSE

Net interest expense increased in 1997 as compared to the prior period primarily due to increased net debt assumed and incurred resulting from the acquisition of Immuno.

Goodwill amortization increased in 1997 primarily due to the acquisition of Clintec.

Included in other income in the third quarter of 1997 is a $17 million gain relating to the disposal of a non-strategic investment.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations increased 16% in the three months ended September 30, 1997, and on a per share basis, increased 14%. Excluding the first quarter 1997 in-process R&D charge relating to the acquisitions of Immuno and RMI, income from continuing operations increased 13% in the nine-month period ended September 30, 1997, and on a per-share basis, increased 11%.

Excluding the first quarter 1997 in-process R&D charge, the Company's effective income tax rate was 25.0% and 25.6% for the three- and nine-month periods ended September 30, 1997, respectively. The effective income tax rates in the corresponding prior periods were 27.9% and 27.5%, respectively. The rate has declined as compared to the prior year primarily due to a larger portion of the Company's earnings generated in lower tax jurisdictions.

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

With respect to the 1993 program, the Company realized approximately $95 million in pretax savings during the first nine months of 1997 and expects to realize approximately $130 million in pretax savings for the full year. Such savings are consistent with the original targets. Future expected savings of approximately $130 million annually are also in line with original projections. Management anticipates restructuring savings will be partially invested in R&D and expansion into growing international markets.

The Company is in the process of implementing the 1995 program. Management expects that the plant closures and consolidations in Puerto Rico will be substantially completed by year-end 1998 and will lower manufacturing costs and help mitigate future exposure to gross margin erosion arising from pricing pressures, primarily in the United States. The original timetable for the 1995 program has been affected by delays in required regulatory reviews relating to the transfer of equipment and production processes to other facilities in Puerto Rico and the United States.

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

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to "operational cash flow":

------------------------------------------------------------------------------
                                               Nine months ended September 30,
(in millions)                                             1997           1996
------------------------------------------------------------------------------
Cash flow from continuing operations
  per the Company's condensed consolidated
  statements of cash flows                                $233           $340
Capital expenditures                                      (267)          (255)
Net interest after tax                                      73             45
Mammary implant litigation, net                             56            116
Other                                                        -              5
------------------------------------------------------------------------------
"Operational cash flow" - continuing operations            $95           $251
"Operational cash flow" - discontinued operations            -           $206
------------------------------------------------------------------------------
Total "operational cash flow"                              $95           $457
------------------------------------------------------------------------------
------------------------------------------------------------------------------


"Operational cash flow", as defined, reflects all litigation payments and related insurance recoveries except for those payments and recoveries relating to mammary implants, which the Company never manufactured or sold. If all of the Company's net litigation payments were excluded from "operational cash flow" (including those relating to plasma-based therapies), the amount generated from continuing operations would be $240 million and $290 million during the nine months ended September 30, 1997 and 1996, respectively. Cash flows in the first nine months of 1997 were consistent with expectations and the Company expects to achieve the targeted $300 million in "operational cash flow" for the full year, exclusive of all net litigation payments.

Approximately $497 million of the total net cash flows used for acquisitions and investments in affiliates for the nine months ended September 30, 1997 related to the acquisition of Immuno. In addition, approximately $48 million in purchase price installments relating to the acquisition of Bieffe Medital S.P.A. have been made during the second and third quarters of 1997. Refer to Note 7 to the Condensed Consolidated Financial Statements for further information. Net cash flows used for acquisitions and investments in affiliates for the nine months ended September 30, 1996 related primarily to the acquisitions of several perfusion-services businesses, and also included a payment relating to the Company's purchase of Clintec. See Note 2 to the

Condensed Consolidated Financial Statements for additional information regarding these acquisitions.

The Company's net-debt-to-net-capital ratio was 48.7% and 33.8% at September 30, 1997 and December 31, 1996, respectively. The increase in the ratio was primarily due to increased net debt as a result of the acquisition of Immuno. Management expects the net-debt-to-capital ratio to decline to approximately 40% over time as a result of ongoing operations.

As authorized by the board of directors, the Company repurchases its stock to optimize its capital structure depending upon its operational cash flows, net debt level and current market conditions. In November 1995, the board of directors authorized the repurchase of up to $500 million over a period of several years, of which $267 million was repurchased as of December 31, 1996.
As discussed above, the Company's net-debt-to-net-capital ratio is currently 48.7% and, therefore, management does not presently intend to repurchase shares.

The Company intends to fund its short-term and long-term obligations as they mature by issuing additional debt or through cash flow from operations. The Company issued $450 million of term debt during 1997 and used the proceeds to retire commercial paper. The Company's current assets exceeded current liabilities by $1,484 million and $1,035 million at September 30, 1997 and December 31, 1996, respectively. Such working capital can be used to satisfy normal operating cash requirements. Increases in certain asset and liability balances in 1997 relate primarily to the acquisitions discussed above. The Company believes it has lines of credit adequate to support ongoing operational requirements. Beyond that, the Company believes it has sufficient financial flexibility to attract long-term capital on acceptable terms as may be needed to support its growth objectives.

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

The matters discussed in this section that are not historical facts include forward-looking statements. These statements are based on the Company's current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the Company and the health-care arenas in which it operates.The factors below in some cases have affected and could affect the Company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include technological advances in the medical field, economic conditions, demand and market acceptance risks for new and existing products, technologies and health-care services, the impact of competitive products and pricing, manufacturing capacity, new plant start-ups, the United States and global regulatory, trade and tax policies, continued price competition related to the Company's United States operations, product development risks, including technological difficulties, ability to enforce patents and unforeseen foreign commercialization and regulatory factors. In particular, the Company, as well as other companies in its industry, is experiencing increased regulatory activity by the U.S. Food and Drug Administration with respect to its plasma-based biologicals and its complaint-handling systems. Additionally, as discussed in "Part II - Item 1. Legal Proceedings", upon the resolution of certain legal matters, the Company may incur charges in excess of presently established reserves. Any such charge could have a material adverse effect on the Company's results of operations or cash flows in the period in which it is recorded.

Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are unreasonably expensive, or altogether unavailable. If the United States dollar continues to strengthen against most foreign currencies, the Company's projected growth rates in its sales and net earnings could be negatively impacted.

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

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both Statements are effective for fiscal years beginning after December 15, 1997 and require reclassification of prior-period financial statements for comparative purposes. Statement No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements. Statement No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements and interim financial reports. The Company is currently evaluating both of the new Statements and plans to adopt them during the year ended December 31, 1998.

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 1997 has been performed by Price Waterhouse LLP, the Company's independent public accountants. Their report on the interim condensed consolidated financial information follows. There have been no adjustments or disclosures proposed by Price Waterhouse LLP which have not been reflected in the interim condensed consolidated financial information. Their report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                         REPORT OF INDEPENDENT ACCOUNTANTS





November 13, 1997



Board of Directors and Stockholders of
Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet as of September 30, 1997 and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1997 and 1996, and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996 of Baxter International Inc. and its subsidiaries. This interim financial information is the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with generally accepted accounting principles.

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



Price Waterhouse LLP

                          PART II.  OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

Baxter International Inc.and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured and sold by the Company or by companies that were acquired by the Company. These cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Accordingly, in many cases, the Company is not able to estimate the amount of its liabilities with respect to such matters.

Upon resolution of any of the legal matters discussed below, the Company may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the Company's net income and net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on the Company's consolidated financial position.

Mammary Implant Litigation

The Company, together with certain of its subsidiaries, is currently a defendant in various courts in a number of lawsuits brought by individuals, all seeking damages for injuries of various types allegedly caused by silicone mammary implants formerly manufactured by the Heyer-Schulte division ("Heyer-Schulte") of American Hospital Supply Corporation ("AHSC"). AHSC, which was acquired by the Company in 1985, divested its Heyer-Schulte division in 1984. It is not known how many of these claims and lawsuits involve products manufactured and sold by Heyer-Schulte, as opposed to other manufacturers.

As of September 30, 1997, the Company, together with certain of its subsidiaries, had been named as a defendant or co-defendant in 7,228 lawsuits and 1,758 claims relating to mammary implants, brought by 16,878 plaintiffs. Of those plaintiffs, 9,192 are currently included in the LINDSEY class action Revised Settlement described below, which accounts for 3,944 of the pending lawsuits against the Company. Additionally, 6,870 plaintiffs have opted-out of the Revised Settlement (representing 3,152 pending lawsuits), and the status of the remaining 816 plaintiffs (representing 84 pending lawsuits) is unknown.
Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the Company. As of September 30, 1997, 1,897 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the third quarter of 1997, the Company obtained dismissals, or agreements for dismissals, with respect to 1,519 plaintiffs against the Company that did not involve Heyer-Schulte mammary implants.

In addition to the individual suits against the Company, a class action on behalf of all women with silicone mammary implants was filed on March 23, 1994 in the United States District Court for the Northern District of Alabama involving most manufacturers of such implants, including the Company (LINDSEY, ET AL., V. DOW CORNING, ET AL., U.S.D.C., N. Dist. Ala., CV 94-P-11558-S). The class action was certified for settlement purposes only by the court on September 1, 1994, and the settlement terms were subsequently revised and approved on December
22, 1995 (the "Revised Settlement"). The monetary provisions of the Revised Settlement, provide compensation for all present and future plaintiffs and claimants through a series of specific funds and a disease-compensation program involving certain specified medical conditions. Appeals have been filed challenging the Revised Settlement.

On May 15, 1995, Dow Corning Corporation, one of the defendants in the mammary implant cases, declared bankruptcy and filed for protection under Chapter 11 (IN
RE: DOW CORNING CORPORATION, U.S.D.C., E.D. Mich. 95-20512, 95CV72397-DT). The full impact of these proceedings on the Revised Settlement is unclear.

On January 16, 1996, the Company, Bristol-Myers Squibb Company and Minnesota Mining and Manufacturing Company each paid $125 million into the court-established fund as an initial fund to pay claims under the Revised Settlement. Union Carbide Corporation and McGhan Medical Corporation are also parties to the Revised Settlement. Under the Revised Settlement, plaintiffs and claimants have a second opportunity to opt-out of the Revised Settlement, once they receive a "Notification of Status" letter from the claims-administration office. "Notification of Status" letters were delivered to virtually all domestic claimants by July 1997, and the opt-out period for most claimants expired on September 1, 1997.

In addition to the LINDSEY class action, the Company also has been named in 11 other purported class actions in various state and provincial courts, only two of which have been certified: SPITZFADDEN, ET AL., V. DOW CORNING CORP., ET AL., Dist. Ct., Parish of Orleans, 92-2589 and HARRINGTON V. DOW CORNING CORP., ET AL., Supreme Court, British Columbia, C954330. Currently, a trial of SPITZFADDEN plaintiffs is proceeding solely against the Dow Chemical Company. The class action in British Columbia has been certified solely with respect to the issue whether silicone gel breast implants are reasonably fit for their intended purpose.

In the fourth quarter of 1993, the Company accrued $556 million for its estimated liability resulting from the settlement of the LINDSEY class action and recorded a receivable for estimated insurance recoveries totaling $426 million, resulting in a net charge of $130 million. Based on its continuing evaluation of the remaining opt-outs, the Company accrued an additional $298 million for its estimated liability to litigate or settle cases and claims involving opt-outs and recorded an additional receivable for estimated insurance recoveries totaling $258 million, resulting in an additional net charge of $40 million in the first quarter of 1995.

The mammary implant litigation includes issues related to which of the Company's insurers are responsible for covering each matter and the extent of the Company's claims for contribution against third parties. The Company believes that a substantial portion of its liability and defense costs for mammary implant litigation will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company has entered into "coverage-in-place" agreements with a number of its insurers, each of which issued or subscribed to policies of insurance between 1974 and 1985. These agreements resolve the signatory insurers' coverage defenses and specify rules and procedures for allocation and payment of defense and indemnity costs pursuant to which signatory insurers will reimburse the Company for mammary implant losses. Five of the Company's claims-made insurers which issued policies subsequent to 1985 have agreed to pay under their policies with respect to mammary implant claims. The combined total of the amount thus far paid by insurers, committed for payment, and projected by the Company to be paid by insurers under these agreements is in excess of $525 million, based on the Company's current estimate of mammary implant expenditures. The insurers with which the Company has not reached coverage agreements have generally reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. The Company is engaged in active litigation with each of these insurers and is negotiating with certain of them to resolve outstanding insurance coverage issues.

Factor Concentrates Litigation

The Company is currently a defendant in a number of claims and lawsuits brought by individuals who have hemophilia, all seeking damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII or IX derived from human blood plasma ("Factor Concentrates") processed by the Company in the early and mid-1980s. The typical case or claim alleges that the individual was infected with the HIV virus by Factor Concentrates which contained the HIV virus. None of these cases involves Factor Concentrates currently processed by the Company.

As of September 30, 1997, the Company is named in 560 lawsuits and 417 claims in the United States, Canada, Ireland, Italy, Spain, Japan and the Netherlands.
All United States federal court Factor Concentrate cases have been transferred to the United States District Court for the Northern District of Illinois for case management under Multi District Litigation ("MDL") rules (MDL Docket No. MDL-986). The Company also has been named in eight purported class actions. None of these class actions has been certified, and five have been transferred to the MDL for discovery.

In most states, the Company's potential liability is limited by laws that provide that the sale of blood or blood derivatives, including Factor Concentrates, is not covered by the doctrine of strict liability. As a result, each claimant must prove that his or her injuries were caused by the Company's negligence.

On May 6, 1997, the court approved a settlement submitted by the plaintiffs' steering committee for the MDL, the Company, Alpha Therapeutic Corporation, Armour Pharmaceutical and Bayer Corporation. The essential terms of the settlement would provide payments of $100,000 per person to each HIV-positive person with hemophilia in the United States who can demonstrate use of Factor Concentrates produced by one of the settling defendants between 1978 and 1985. Additionally, the defendants would establish a $40 million fund for payment of attorneys' fees, costs and court-administration expenses. The Company's agreed contribution to the proposed settlement is 20% of the total settlement proceeds.

The settlement requires insurance-carrier approval, the signing of releases and the resolution of potential subrogation, reimbursement and eligibility issues. The Company and the other defendants have reached agreements to settle potential subrogation and reimbursement claims with most private insurers, the federal government and 45 states, the District of Columbia, Puerto Rico and Guam. The Company expects most, if not all, remaining states to sign subrogation agreements by year-end 1997. Although the period for claimants to decide whether or not to participate in the settlement does not expire until October 31, 1997, the approximate number of eligible claimants as of September 30, 1997 was 5,899, and the number of eligible opt-outs was approximately 533. On July 29, 1997, the court dismissed two appeals that had been filed challenging the settlement, and payments to eligible claimants began in October, 1997.

In Japan, the Company is a defendant, along with the Japanese government and four other co-defendants, in Factor Concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of September 30, 1997, the cases involved 1,234 plaintiffs, at least 1,167 of whom allegedly used Factor Concentrates manufactured by the Company. Based upon the Osaka and Tokyo courts' recommendations, the parties have agreed to a settlement of all pending and future Factor Concentrates cases. In general, the settlement provides for payment of an up-front, lump sum amount of approximately $360,000 per plaintiff to be funded 40% by the Japanese government and 60% by the corporate defendants. The share of the settlement to be paid by each corporate defendant was determined based upon its market share, resulting in a contribution by the Company of approximately 15.36%. The portion of the settlement to be funded by the corporate defendants will include prior payments made by the corporate defendants under a Japanese government-administered program which pays monthly amounts to HIV-positive and AIDS-manifested hemophiliacs and their survivors. Additionally, monthly payments will be made to each plaintiff according to a set schedule.

In Spain, the Company was notified in 1995 that approximately 1,350 HIV-positive people with hemophilia wished to explore settlement possibilities with the Company in lieu of filing suit in both Spain and the United States. The parties have reached agreement on the terms of a settlement whereby each claimant will receive $25,000 (including attorneys' fees and costs) in return for a general release and protection against contribution claims by other defendants. As of September 30, 1997, 1,346 claimants had agreed to the settlement. The Company does not expect the few remaining claimants to agree to the settlement.

The Company believes that a substantial portion of the liability and defense costs related to Factor Concentrates litigation will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company has entered into "coverage in place" agreements with certain of its insurers that issued or subscribed to policies of insurance between 1978 and 1985. These agreements resolve the signatory insurers' coverage defenses and specify rules and procedures for allocation and payment of defense and indemnity costs pursuant to which the signatory insurers will reimburse the Company for Factor Concentrates losses. The insurers with which the Company has not reached coverage agreements have generally reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. The Company is engaged in active litigation and negotiations with certain of these insurers to resolve outstanding insurance coverage issues.

In the fourth quarter of 1993, the Company accrued $131 million for its estimated worldwide liability for litigation and settlement expenses involving Factor Concentrates cases and recorded a receivable for insurance coverage of $83 million, resulting in a net charge of $48 million. In the third quarter of 1995, significant developments occurred, primarily in the United States, Europe and Japan relative to claims and litigation pertaining to the Company's plasma-based therapies. After analyzing circumstances in light of recent developments and considering various factors and issues unique to each geography, the Company revised its estimated exposure from the $131 million previously recorded for Factor Concentrates litigation to $378 million for all litigation relating to plasma-based therapies, including the Factor Concentrates litigation and the Gammagard-Registered Trademark- IVIG litigation (see
"-- Other Litigation" below). Related estimated insurance recoveries were revised from $83 million for Factor Concentrates to $274 million for all plasma-based therapies. This resulted in a net charge of $56 million in the third quarter of 1995.

In addition, as described in Note 2 to the financial statements, the Company acquired Immuno International AG ("Immuno") in fiscal year 1997. Immuno has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by Factor Concentrates containing the HIV virus.
Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically-derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. In addition, the stock purchase agreement between the Company and Immuno provides that approximately 84 million Swiss francs (or approximately $58 million at quarter-end) of the purchase price will be withheld to cover these contingent liabilities. Based on management's estimates, the amount of these contingencies, net of insurance recoveries and reserves, is not expected to exceed the negotiated contingent payment held back from the total purchaseprice.

Other Litigation

The Company is currently a defendant in a number of claims and lawsuits brought by individuals who infused the Company's Gammagard-Registered Trademark- IVIG (intravenous immune globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard-Registered Trademark- IVIG. As of September 30, 1997, the Company was a defendant in 161 lawsuits and 68 claims in the United States, Denmark, France, Germany, Italy, Spain, Sweden and the United Kingdom. Eleven suits currently pending in the United States have been filed as purported class actions but none have been certified. All United States federal court Gammagard-Registered Trademark- IVIG cases have been transferred to the United States District Court for the Central District of California for case management under MDL rules. On February 21, 1996, the court certified a nationwide class of persons who had infused Gammagard-Registered Trademark-IVIG (FAYNE, ET AL., V. BAXTER HEALTHCARE CORPORATION, U.S.D.C., C.D., CA, ML-95-160-R). The Company sought an immediate stay of the class notice from the 9th Circuit Court of Appeals and subsequently filed a Writ of Mandamus seeking class decertification. The 9th Circuit Court of Appeals granted the stay of the class notice on March 19, 1996, and on April 12, 1996, granted a stay of the class certification pending final determination on the writ. On August 5, 1997, the 9th Circuit Court of Appeals denied the Writ of Mandamus.
 The Company is vigorously defending these cases.

As of September 30, 1996, Allegiance Corporation and/or its affiliates ("Allegiance") assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying the Company pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of September 30, 1997, the Company had been named as a defendant in 124 lawsuits, including the following purported class actions: WOLF V. BAXTER HEALTHCARE CORP., ET AL., Circuit Court, Wayne County, MI, 96-617844NP; MURRAY, ET AL., V. BAXTER HEALTHCARE CORP., ET AL., U.S.D.C., S. Dist. Ind., IP96-1889C, COWART, ALMA M. V. BAXTER INTERNATIONAL, INC., U.S.D.C. Orleans Cty, LA, 97-7237 and DELPIT, ANGELA C.

V. BAXTER HEALTHCARE CORP., ET AL., U.S.D.C., Eastern District, LA, 97-1112. On February 26, 1997, all federal cases involving latex gloves were ordered to be transferred to the United States District Court for the Eastern District of Pennsylvania for case management under the MDL rules (MDL Docket No. 1148).

A purported class action has been filed against the Company, Caremark International Inc. ("Caremark"), C.A. (Lance) Piccolo, James G. Connelly and Thomas W. Hodson (all former officers of Caremark) alleging securities law disclosure violations in connection with the November 30, 1992, spin-off of Caremark in the Registration and Information Statement ("Registration Statement") and subsequent SEC filings submitted by Caremark (ISQUITH V. CAREMARK INTERNATIONAL INC., ET AL., U.S.D.C., N. Dist. Ill., 94C 5534). On March 26, 1997, the Court dismissed the action against the Company essentially on the ground that plaintiffs lacked standing to bring this action. On April 24, 1997, plaintiffs filed a notice of appeal. Additionally, in February, 1997, the plaintiffs served a separate state court action, styled as a class action, against Piccolo, Vernon R. Loucks Jr., William H. Gantz, William B. Graham and James R. Tobin, alleging violations of various state laws pertaining to the Caremark spin-off (ISQUITH, ET AL. V. C. A. (LANCE) PICCOLO, ET AL; Circuit Court, Cook County, IL, Chancery Division, 96CH0013652). The Company and the other defendants are vigorously defending this action.

The Company has been named a potentially responsible party ("PRP") for environmental cleanup costs at 16 hazardous-waste sites. Under the United States Superfund statute and many state laws, generators of hazardous waste that is sent to a disposal or recycling site are liable for cleanup of the site if contaminants from that property later leak into the environment. The laws generally provide that PRP's may be held jointly and severally liable for the costs of investigating and remediating the site. Allegiance has assumed responsibility for 10 of these sites, the largest of which is the Thermo-Chem site in Muskegan, Michigan. The estimated exposure for the Company's remaining six sites is approximately $2 million, which has been accrued (and not discounted) in the Company's condensed consolidated financial statements.

In addition to the cases discussed above, the Company is a defendant in a number of other claims, investigations and lawsuits. Based on the advice of counsel, management does not believe that, individually or in the aggregate, these other claims, investigations and lawsuits will have a material adverse effect on the Company's results of operations, cash flows or consolidated financial position.

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


                                        BAXTER INTERNATIONAL INC.
                                        --------------------------------------
                                              (Registrant)


Date: November 13, 1997                 By: /s/ Brian P. Anderson
                                        ----------------------------------
                                        Brian P. Anderson
                                        Corporate Vice President, Finance
                                        (Principal Accounting Officer duly
                                        authorized to sign on behalf of the
                                        Registrant)

------------------------------------------------------------------------------

          EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Number    Description of Exhibit
------    ----------------------
11.1      Computation of Primary Earnings Per Common Share

11.2      Computation of Fully Diluted Earnings Per Common Share

12        Computation of Ratio of Earnings to Fixed Charges

15        Letter Re Unaudited Interim Financial Information

27        Financial Data Schedule

          (All other exhibits are inapplicable.)

------------------------------------------------------------------------------