Form 10-K
period 1997-12-31
BAXTER INTERNATIONAL INC
filed 1998-03-20
CIK 10456

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 1-4448

-------------------------------------------------------------------------------

                                     LOGO
                           Baxter International Inc.

-------------------------------------------------------------------------------
                   (Exact Name of Registrant in its Charter)

                     DELAWARE                              36-0781620
 -------------------------------------------        -------------------------
 (State or Other Jurisdiction of Incorporation or       (I.R.S. Employer
 Organization)                                         Identification No.)

     ONE BAXTER PARKWAY, DEERFIELD, ILLINOIS                  60015
      -------------------------------               -------------------------
     (Address of Principal Executive Offices)              (Zip Code)

                                               847.948.2000
Registrant's telephone number, including area code ____________________________

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting common equity held by non-affiliates of the registrant (based on the per share closing sale price of $55.38 on March 6, 1998, and for the purpose of this computation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $15.3 billion. There is no non-voting common equity held by non-affiliates of the registrant.

  The number of shares of the registrant's common stock, $1 par value, outstanding as of March 6, 1998, was 280,661,677.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Those sections or portions of the registrant's annual report to stockholders for fiscal year ended December 31, 1997 and of the registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on May 5, 1998, described in the cross reference sheet and table of contents attached hereto are incorporated by reference in this report.

-------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                    Page Number
                                                                    (Reference)
                                                                        (1)
                                                                    -----------
 Item  1.  Business
           (a)General Development of Business....................         1(2)
           (b)Financial Information about Industry Segments......         1(3)
           (c)Narrative Description of Business..................         1(4)
           (d)Financial Information about Foreign and Domestic
           Operations and
           Export Sales..........................................         5(5)
 Item  2.  Properties............................................         5
 Item  3.  Legal Proceedings.....................................         6(6)
 Item  4.  Submission of Matters to a Vote of Security Holders...         6
 Item  5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters...................................         6(7)
 Item  6.  Selected Financial Data...............................         6(8)
 Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................         6(9)
 Item  7A. Quantitative and Qualitative Disclosures about Market
           Risk..................................................         6(10)
 Item  8.  Financial Statements and Supplementary Data...........         6(11)
 Item  9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...................         6
 Item 10.  Directors and Executive Officers of the Registrant
           (a)Identification of Directors........................         7(12)
           (b)Identification of Executive Officers...............         7
           (c)Compliance with Section 16(a) of the Securities
           Exchange Act of 1934..................................         9(13)
 Item 11.  Executive Compensation................................         9(14)
 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management............................................         9(15)
 Item 13.  Certain Relationships and Related Transactions........         9
 Item 14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K..............................................         9
           (a)Financial Statements...............................         9
           (a)Reports on Form 8-K................................         9
           (c)Exhibits...........................................         9

---------------------
 (1) Information incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 1997 ("Annual Report") and the board of directors' proxy statement for use in connection with the Registrant's annual meeting of stockholders to be held May 5, 1998 ("Proxy Statement").
 (2) Annual Report, pages 31-46, section entitled "Notes to Consolidated Financial Statements" and pages 17-24, section entitled "Management's Discussion and Analysis."
 (3) Annual Report, pages 44-45, section entitled "Notes to Consolidated Financial Statements--Industry and Geographic Information."
 (4) Annual Report, pages 17-24, section entitled "Management's Discussion and Analysis" and pages 44-45, section entitled "Notes to Consolidated Financial Statements--Industry and Geographic Information."
 (5) Annual Report, pages 44-45, section entitled "Notes to Consolidated Financial Statements--Industry and Geographic Information."
 (6) Annual Report, pages 41-44, section entitled "Notes to Consolidated Financial Statements--Legal Proceedings."
 (7) Annual Report, page 46, section entitled "Notes to Consolidated Financial Statements--Quarterly Financial Results and Market for the Company's Stock (Unaudited)."
 (8) Annual Report, inside back cover, section entitled "Five-Year Summary of Selected Financial Data."
 (9) Annual Report, pages 17-24, section entitled "Management's Discussion and Analysis."
(10) Annual Report, pages 21-22, section entitled "Financial Instrument Market Risk."
(11) Annual Report, pages 26-46, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity" and "Notes to Consolidated Financial Statements."
(12) Proxy Statement, pages 2-5, section entitled "Proposal 1--Election of Directors."
(13) Proxy Statement, page 16, section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."
(14) Proxy Statement, pages 6-10, sections entitled "Compensation of Directors" and "Executive Compensation," and pages 14-15, section entitled "Pension Plan, Excess Plans and Supplemental Plans."
(15) Proxy Statement, pages 16-17, section entitled "Ownership of Company Securities."

--------------------------------------------------------------------------------

                                      LOGO

   Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015.
--------------------------------------------------------------------------------
                                     PART I

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

  For information regarding acquisitions, investments in affiliates and divestitures, see the Company's Annual Report to Stockholders for the year ended December 31, 1997 (the "Annual Report"), pages 32-33, sections entitled "Notes to Consolidated Financial Statements--Acquisitions and Divestitures," and "--Subsequent Events" which are incorporated by reference.

(b) Financial Information About Industry Segments.

  Incorporated by reference from the Annual Report, pages 44-45, section entitled "Notes to Consolidated Financial Statements--Industry and Geographic Information."

(c) Narrative Description of Business.

Recent Developments

 VIMRX

  In December 1997, the Company and VIMRX Pharmaceuticals Inc. formed a new cell therapy company to develop innovative treatments for cancer and other life-threatening diseases. The Company transferred certain assets of its Immunotherapy division to the new company and holds a minority-ownership position along with warrants to acquire an additional ownership interest in the future.

 Ohmeda

  In January 1998, the Company signed a definitive agreement to acquire the Pharmaceutical Products Division of the BOC Group's Ohmeda health-care business, a manufacturer of gases and drugs used for general and local anesthesia. The transaction is subject to customary anti-trust review and is expected to close in 1998.

 Somatogen

  In February 1998, the Company signed a definitive agreement to acquire Somatogen, Inc., a publicly-held biopharmaceutical developer of recombinant hemoglobin technology. It is expected that a substantial portion of the purchase price will be allocated to Somatogen's in-process research and development, which, under generally accepted accounting principles, will be immediately expensed by the Company. The transaction is subject to approval of Somatogen's shareholders and customary anti-trust review; it is expected to close in 1998.

Company Overview

  The Company operates in a single industry segment as a global developer, manufacturer and marketer of products and technologies related to the blood and circulatory system. It has market-leading positions in four businesses within this segment of the medical products and services industry: Blood Therapies, which develops biopharmaceutical and blood collection and separation products and technologies; I.V. Systems/Medical Products, which develops technologies and systems to improve intravenous medication delivery and distributes medical products; Renal, which develops products and services to treat kidney disease; and CardioVascular, which develops products and provides services to treat late-stage heart disease and vascular disorders.

  Information about operating results is incorporated by reference from the Annual Report, pages 17-21, section entitled "Management's Discussion and Analysis" and pages 44-45, section entitled "Notes to Consolidated Financial Statements--Industry and Geographic Information."

United States Markets

  The health-care marketplace continues to be competitive. There has been consolidation in the Company's customer base and by its competitors which has resulted in pricing and market share pressures. These industry trends are expected to continue. The Company intends to continue to manage these issues by capitalizing on its market-leading positions, developing new products and services, leveraging its cost structure and making acquisitions.

International Markets

  The Company generates more than 50% of its revenues outside the United States. While health-care cost containment continues to be a focus around the world, demand for health-care products and services continues to be strong worldwide, particularly in developing markets such as Latin America and Asia. The Company's strategies emphasize global expansion and technological innovation to advance medical care worldwide.

Joint Ventures

  The Company conducts an immaterial portion of its business through joint ventures. The majority of these joint ventures are accounted for under the equity method of accounting.

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

  International sales and distribution are made in approximately 100 countries either on a direct basis or through independent local distributors. International subsidiaries employ their own field sales forces in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Denmark, Ecuador, Finland, France, Germany, Guatemala, Hong Kong, India, Indonesia, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Peru, the Philippines, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand, the United Kingdom and Venezuela. In other countries, sales are made through independent distributors or sales agents.

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

  The Company owns a number of patents and trademarks throughout the world and is licensed under patents owned by others. The Company's policy is to protect its products and technology through patent and trademark applications on a worldwide basis. This protection is sought in a manner that balances the cost of such protection against obtaining the greatest value for the Company. The Company also recognizes the need to promote the enforcement of its patents and trademarks. However, while the Company can not make any assurances that any of its patents will not be circumvented, it does not consider its overall business to be materially dependent upon any individual patent or trademark.

Competition

  Historically, competition in the health-care industry has been characterized by the search for technological and therapeutic innovations in the prevention, diagnosis and treatment of disease. The Company believes that it has benefited from the technological advantages of certain of its products. While others will continue to introduce new products which compete with those sold by the Company, the Company believes that its research and development efforts will permit it to remain competitive in all presently material product areas. Although no single company competes with the Company in all of its businesses, the Company is faced with substantial competition in all of its markets.

  The changing health-care environment in recent years has led to increasingly intense competition among United States health-care suppliers. Competition is focused on price, service and product performance. Pressure in these areas is expected to continue.

  The Company continues to increase its efforts to minimize costs and meet United States price competition. The Company believes that its cost position will continue to benefit from improvements in manufacturing technology and increased economies of scale. The Company continues to emphasize its investments in innovative and cost-effective technologies and the quality of its products and services.

Credit and Working Capital Practices

  As of February 28, 1998, the Company's debt ratings on senior debt were A3 by Moody's, A by Standard & Poor's and A- by Duff & Phelps.

  The Company's credit practices and related working capital needs are comparable to those of other market participants. Collection periods tend to be longer for sales outside the United States.

Quality Management

  The Company places significant emphasis on providing quality products and services to its customers. A major portion of the Company's quality systems relate to the manufacturing, packaging, sterilization, handling, distribution and labeling of the products by the Company. These quality systems, including control procedures that are developed and implemented by technically trained professionals, result in rigid specifications for raw materials, packaging materials, labels, sterilization procedures and overall manufacturing process control. The quality systems integrate the efforts of suppliers of both raw materials and finished goods to provide the highest value to customers. On a statistical sampling basis, internal quality assurance organizations test components and finished goods at different stages in the manufacturing process to assure that exacting standards are met.

Research and Development

  The Company is actively engaged in research and development programs to develop and improve products, systems and manufacturing methods. These activities are performed at 21 research and development centers located around the world and include facilities in Australia, Austria, Belgium, France, Germany, Italy, Japan, Malta, the Netherlands, Sweden, the United Kingdom and the United States. Expenditures for Company-sponsored research and development activities were $392 million in 1997, $340 million in 1996 and $327 million in 1995.

  Principal areas of strategic focus for research include hemoglobin therapeutics, xenotransplantation, medication-delivery systems and left-ventricular systems. The Company is conducting several clinical trials of its hemoglobin therapeutic, or "blood substitute," in the United States and Europe. The Company currently anticipates launching the product by late 1999 or early in the year 2000. The Company's research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product lines. For example, many product categories benefit from the Company's research effort as applied to the human body's circulatory systems. In addition, research relating to the performance and purity of plastic materials has resulted in advances that are applicable to a large number of the Company's products.

Government Regulation

  Most products manufactured or sold by the Company are subject to regulation by the Food and Drug Administration (the "FDA"), as well as by other agencies, both within and outside the United States. In the United States, the federal agencies which regulate the Company's facilities, operations and personnel include the FDA, the Environmental Protection Agency, the Occupational Health & Safety Administration, the Customs Department, the Commerce Department, and others. State agencies also regulate the facilities, operations and personnel of the Company within their respective states. The federal agencies possess authority to regulate the introduction and advertising of the Company's products and devices as well as manufacturing procedures, labeling and recordkeeping. In addition, the FDA has the power, among other powers, to enjoin the manufacture or sale of products and devices, to seize adulterated or misbranded products and devices and to require the manufacturer to remove them from the market. From time to time, the Company has removed products from the market that were found not to meet acceptable standards. This may occur in the future. Product regulatory laws exist in most other countries where the Company does business. These foreign government agencies also regulate public health, environmental, employment, export, customs, and other aspects of the Company's global operations.

  Environmental policies of the Company mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection. Various non-material capital expenditures for environmental protection were made by the Company during 1997 and similar expenditures are planned for 1998. See Item 3.--"Legal Proceedings."

Employees

  As of December 31, 1997, the Company employed approximately 41,000 people.

Contractual Arrangements

  A substantial portion of the Company's products are sold through contracts with both international and domestic purchasers. Some of these contracts are for terms of more than one year and include limits on price increases. In the case of hospitals, clinical laboratories and other facilities, these contracts may specify minimum quantities of a particular product or categories of products to be purchased by the customer.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  Statements throughout this report that are not historical facts, including but not limited to, statements in the "Company Overview," "International Markets" and "Recent Developments" sections of this report (including material incorporated therein by reference) are forward looking statements. These statements are based on the Company's current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the Company and the health-care arenas in which it operates.

  The factors below in some cases have affected and could affect the Company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward looking statements. These factors include technological advances in the medical field, economic conditions, demand and market acceptance risks for new and existing products, technologies and health-care services, the impact of competitive products and pricing, manufacturing capacity, new plant start-ups, the United States and global regulatory, trade and tax policies, continued price competition related to the Company's United States operations, product development risks, including technological difficulties, ability to enforce patents and unforeseen foreign commercialization and regulatory factors. In particular, the Company, as well as other companies in its industry, is experiencing increased regulatory activity by the United States FDA with respect to its plasma-based biologicals and its complaint-handling systems. Additionally, as discussed in Item 3.-- "Legal Proceedings," upon the resolution of certain legal matters, the Company may incur charges in excess of presently established reserves. Any such charge could have a material adverse effect on the Company's results of operations or cash flows in the period in which it is recorded.

  Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are unreasonably expensive or unavailable. If the United States dollar continues to strengthen against most foreign currencies, the Company's ability to realize projected growth rates in its sales and net earnings outside the United States will continue to be negatively impacted.

  The Company believes that its expectations with respect to forward looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, but there can be no assurance that the actual results or performance of the Company will conform to any future results or performance expressed or implied by such forward looking statements.

(d) Financial Information About Foreign and Domestic Operations and Export
   Sales.

  International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action.

  Financial information is incorporated by reference from the Annual Report, pages 44-45, section entitled "Notes to Consolidated Financial Statements-- Industry and Geographic Information."

--------------------------------------------------------------------------------

ITEM 2. PROPERTIES.

  The Company owns or has long-term leases on substantially all of its major manufacturing facilities. The Company maintains 21 manufacturing facilities in the United States, including six in Puerto Rico, and also manufactures in Australia, Austria, Belgium, Brazil, Canada, China, Colombia, Costa Rica, the Dominican Republic, France, Indonesia, Ireland, Italy, Japan, Malta, Mexico, the Netherlands, the Philippines, Singapore, Spain, Switzerland, Tunisia, Turkey and the United Kingdom. The Company owns or operates distribution facilities throughout the world, including 90 located in 26 foreign countries.

  The Company maintains a continuing program for improving its properties, including the retirement or improvement of older facilities and the construction of new facilities. This program includes improvement of manufacturing facilities to enable production and quality control programs to conform with the current state of technology and government regulations. Capital expenditures were $403 million in 1997, $318 million in 1996 and $309 million in 1995. In addition, the Company added to the pool of equipment leased or rented to customers, spending $93 million in 1997, $80 million in 1996 and $90 million in 1995.

-------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS.

  Incorporated by reference from the Annual Report, pages 41-44, section entitled "Notes to Consolidated Financial Statements--Legal Proceedings."

-------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

-------------------------------------------------------------------------------

                                    PART II

-------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  Incorporated by reference from the Annual Report, page 46, section entitled "Notes to Consolidated Financial Statements--Quarterly Financial Results and Market for the Company's Stock (Unaudited)."

-------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA.
  Incorporated by reference from the Annual Report, inside back cover, section entitled "Five-Year Summary of Selected Financial Data."

-------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Incorporated by reference from the Annual Report, pages 17-24, section entitled "Management's Discussion and Analysis."

-------------------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Incorporated by reference from the Annual Report, pages 21-22, section entitled "Financial Instrument Market Risk."

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

  None.

                                    PART III

--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Identification of Directors
  Incorporated by reference from the board of directors' proxy statement for use in connection with Baxter's annual meeting of stockholders to be held on May 5, 1998 (the "Proxy Statement"), pages 2-5, section entitled "Proposal 1-- Election of Directors."

(b) Identification of Executive Officers
  Following are the names and ages, as of March 1, 1998, of the executive officers of Baxter International Inc. ("Baxter"), and one or both of its two principal direct subsidiaries, Baxter Healthcare Corporation ("Healthcare") and Baxter World Trade Corporation ("World Trade"), their positions and summaries of their backgrounds and business experience. All executive officers of Baxter are elected or appointed by the board of directors and hold office until the next annual meeting of directors and until their respective successors are elected and qualified. The annual meeting of directors is held after the annual meeting of stockholders. All executive officers of Healthcare and World Trade are elected or appointed by the boards of directors of the applicable subsidiary and hold office until their respective successors are elected and qualified. As permitted by applicable law, actions by these boards (and their sole stockholder, Baxter) may be taken by written consent in lieu of a meeting.

(1) Baxter International Inc. Executive Officers

  Vernon R. Loucks Jr., age 63, has been chairman of the board of directors since 1987 and chief executive officer of Baxter since 1980. Mr. Loucks was first elected an officer of Baxter in 1971.

  Harry M. Jansen Kraemer Jr., age 43, has been president of Baxter since March 1997. Mr. Kraemer previously was the senior vice president and chief financial officer of Baxter from 1993, and the vice president of finance and operations for a subsidiary of Baxter since 1992. Prior to that, he was employed as controller, group controller, and president of various divisions of subsidiaries of Baxter.

  Brian P. Anderson, age 47, has the been senior vice president and chief financial officer of Baxter since February 1998. Mr. Anderson previously was the vice president of finance of Baxter since March 1997, the corporate controller since 1993, and the vice president of corporate audit of a subsidiary of Baxter since 1991. Prior to that, he was a partner in the international accounting firm of Deloitte & Touche.

  Arthur F. Staubitz, age 58, has been a senior vice president of Baxter since December 1997. From 1993 to December 1997, he was senior vice president and general counsel of Baxter. From 1993 to 1994, he was also secretary of Baxter. Mr. Staubitz previously was vice president/general manager of the ventures group of a subsidiary of Baxter. Prior to that, he was senior vice president, secretary and general counsel of Amgen, Inc. Prior to that, he was a vice president of a Baxter subsidiary, and prior to that he was a vice president and deputy general counsel of Baxter.

  Michael J. Tucker, age 45, has been senior vice president of Baxter since 1995. From 1994 to 1995, he was a corporate vice president of World Trade. Mr. Tucker previously was a vice president of a division of World Trade, and prior to that, was a vice president of another division of a subsidiary of Baxter.

  Fabrizio Bonanni, age 51, has been a vice president of Baxter since 1995. From 1994 to 1995, he was a corporate vice president of World Trade. Mr. Bonanni previously was a vice president of a division of World Trade.

  John F. Gaither, Jr., age 48, has been a vice president of Baxter since 1994. Between 1991 and 1994, Mr. Gaither was vice president of law and strategic planning for a subsidiary of Baxter, and prior to that, was secretary and deputy general counsel of Baxter.

  David C. McKee, age 50, has been a vice president of Baxter since 1996, and was also secretary from February 1997 to February 1998. Since 1994, Mr. McKee has been deputy general counsel of Baxter. Prior to that, he was associate general counsel of a subsidiary of Baxter.

  Kshitij Mohan, age 53, has been a vice president of Baxter since 1995. In 1995, Mr. Mohan also was a corporate vice president of World Trade. Mr. Mohan previously was a vice president of a division of Healthcare.

  John L. Quick, age 53, has been a vice president of Baxter since 1995. From 1994 to 1995, he was a corporate vice president of Healthcare. Mr. Quick previously was a vice president of a division of Healthcare, and prior to that, was a vice president of another division of that subsidiary.

  Thomas J. Sabatino, age 39, has been vice president and general counsel of Baxter since December 1997. He was also assistant secretary from February 1997 to December 1997. From 1995 to December 1997, Mr. Sabatino was associate general counsel of Healthcare. Prior to that, he was vice president and assistant general counsel of Tenet Healthcare Corporation from March 1995 to July 1995. From April 1994 to March 1995, he was vice president and general counsel of American Medical International, Inc., and from September 1993 to March of 1994, he was acting general counsel of that company; from 1992 to September 1993, he was its associate general counsel.

  Steven J. Meyer, age 41, has been treasurer of Baxter since February 1997. From 1993 to 1997, Mr. Meyer was a vice president of international finance of a business group of World Trade. Mr. Meyer previously was the international controller of a business group of World Trade.

  Jan Stern Reed, age 38, has been corporate secretary of Baxter since February 1998. She was assistant secretary from February 1997 to February 1998. From 1995 to 1997, Ms. Reed was assistant secretary of, and counsel to Wheelabrator Technologies, Inc. From 1992 to 1995, she was counsel to Waste Management, Inc. and Wheelabrator Technologies, Inc.

(2) Healthcare and World Trade Executive Officers

  Timothy B. Anderson, age 51, has been a group vice president of Healthcare and World Trade since 1994. Between 1992 and 1994, Mr. Anderson was a vice president of Baxter. Mr. Anderson previously was president of several divisions of a subsidiary of Baxter.

  Donald W. Joseph, age 60, has been a group vice president of Healthcare and World Trade since 1994. Between 1990 and 1994, Mr. Joseph was a vice president of Baxter.

  Jack L. McGinley, age 51, has been a group vice president of Healthcare since 1994. Between 1992 and 1994, Mr. McGinley was a vice president of Baxter. Mr. McGinley previously was president of a division of Healthcare, and prior to that, he was president of the Japanese subsidiary of World Trade.

  Michael A. Mussallem, age 45, has been a group vice president of Healthcare since 1994. From 1993 to 1994, Mr. Mussallem was president of a division of Healthcare, and prior to that, was president of another division of that subsidiary.

  Carlos del Salto, age 55, has been a senior vice president of World Trade since 1996. From 1994 to 1996, Mr. del Salto was a corporate vice president of World Trade. Between 1992 and 1994, Mr. del Salto was a vice president of Baxter. Mr. del Salto previously was president--Latin America/Switzerland/Austria of a subsidiary of Baxter, and prior to that, he was vice president--Latin America of that subsidiary.

  David F. Drohan, age 59, has been a corporate vice president of Healthcare since 1996. Between 1991 and 1996, Mr. Drohan was president of a division of Healthcare.

  James M. Gatling, age 48, has been a corporate vice president of Healthcare since 1996. Between 1991 and 1996, Mr. Gatling was a vice president of a division of Healthcare.

  J. Robert Hurley, age 48, has been a corporate vice president of World Trade since 1993. Mr. Hurley previously was vice president of a division of World Trade.

  Roberto E. Perez, age 48, has been a corporate vice president of Healthcare and World Trade since 1995. Between 1992 and 1995, Mr. Perez was president of a division of a subsidiary of Baxter, and prior to that, was a vice president of that division.

(c) Compliance with Section 16(a) of the Securities Exchange Act of 1934.

  Incorporated by reference from the Proxy Statement, page 16, section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

--------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.

  Incorporated by reference from the Proxy Statement, pages 6-10, sections entitled "Compensation of Directors" and "Executive Compensation" and pages 14-15, section entitled "Pension Plan, Excess Plans and Supplemental Plans."

--------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Incorporated by reference from the Proxy Statement, pages 16-17, section entitled "Ownership of Company Securities."

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

(b) Reports on Form 8-K
  A report on Form 8-K, dated February 11, 1998, was filed with the SEC under
  Item 5, Other Events, to file a press release disclosing Baxter's 1997 results.

(c) Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a "C" in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 14(a) of Form 10-K. The list of exhibits so designated is incorporated by reference in this Part IV, Item 14.

     REPORT OF INDEPENDENT ACCOUNTANTS ON THE FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Baxter International Inc.

  Our audits of the consolidated financial statements referred to in our report dated February 5, 1998 appearing on page 26 of the 1997 Annual Report to Stockholders of Baxter International Inc. (which report and consolidated financial statements are incorporated by reference in the Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 5, 1998

                                                                     SCHEDULE II
--------------------------------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

----------------------------------------------------------------------------------------
                                           Additions
                                    -----------------------
                         Balance at Charged to  Charged to  Deductions  Balance
                         beginning  costs and     other        from    at end of
Description              of period   expenses  accounts (A)  reserves   period
----------------------------------------------------------------------------------------
Year ended December 31,
 1997:
  Accounts receivable       $24        $ 9         $(1)        $(3)       $29
----------------------------------------------------------------------------------------
Year ended December 31,
 1996:
  Accounts receivable       $22        $ 5         $(2)        $(1)       $24
----------------------------------------------------------------------------------------
Year ended December 31,
 1995:
  Accounts receivable       $21        $ 9         $ 1         $(9)       $22
----------------------------------------------------------------------------------------

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

Date: March 17, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i) Principal Executive Officers:

                                       (iv)A Majority of the Board of
                                        Directors

  /s/ Vernon R. Loucks Jr.                Walter E. Boomer

  Vernon R. Loucks Jr.                    Pei-yuan Chia
  Director, Chairman of the Board         John W. Colloton
  and Chief Executive Officer             Susan Crown

  /s/ Harry M. Jansen Kraemer Jr.         Mary Johnston Evans

  Harry M. Jansen Kraemer Jr.             Martha R. Ingram
  President                               Harry M. Jansen Kraemer Jr.

(ii) Principal Financial Officer:         Arnold J. Levine

  /s/ Brian P. Anderson                   Georges C. St. Laurent, Jr.

  Brian P. Anderson                       Monroe E. Trout, M.D.
  Senior Vice President and Chief         Reed V. Tuckson, M.D.
  Financial Officer                       Fred L. Turner

                                         /s/ Vernon R. Loucks Jr.

(iii) Controller:                      By: ____________________________________

  /s/ Brian P. Anderson                  Vernon R. Loucks Jr.

  Brian P. Anderson                      Director and Attorney-in-Fact
  Senior Vice President and Chief
  Accounting Officer

--------------------------------------------------------------------------------
                                   APPENDICES

DESCRIPTION                                                     PAGE
-----------                                                     ----
Computation of Ratio of Earnings to Fixed Charges (Exhibit 12)   16
Subsidiaries of the Company (Exhibit 21)                         17

--------------------------------------------------------------------------------

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

                             NUMBER AND DESCRIPTION OF EXHIBIT
                             ---------------------------------
  3.  Certificate of Incorporation and Bylaws
       3.1*    Restated Certificate of Incorporation, filed as exhibit 3.1 to the Company's annual report on Form 10-K for the year ended
               December 31, 1992, file number 1-4448 (the "1992 Form 10-K").
       3.2*    Certificate of Designation of Series A Junior Participating
               Preferred Stock, filed under the Securities Act of 1933 as exhibit 4.3 to the Company's registration statement on Form S-
               8 (No. 33-28428).
       3.3     Amended and Restated Bylaws.
      Instruments defining the rights of security holders, including
  4.  indentures
       4.1*    Indenture dated November 15, 1985 between the Company and
               Bankers Trust Company, filed as exhibit 4.8 to the Company's current report on Form 8-K dated December 16, 1985, file no.
               1-4448.
       4.2*    Amended and Restated Indenture dated November 15, 1985 (the
               "Indenture"), between the Company and Continental Illinois
               National Bank and Trust Company of Chicago ("Continental"),
               filed under the Securities Act of 1933 as exhibit 4.1 to the
               Company's registration statement on Form S-3 (No. 33-1665).
       4.3*    First Supplemental Indenture to the Indenture between the
               Company and Continental, filed under the Securities Act of
               1933 as exhibit 4.1(A) to the Company's registration statement on Form S-3 (No. 33-6746).
       4.4*    Supplemental Indenture dated as of January 29, 1997, between the Company and First Trust National Association (as successor to Continental), filed under the Securities Act of 1933 as exhibit 4.1B to the Company's debt securities shelf
               registration statement on Form S-3 (No. 333-19025) (the "1997
               Shelf").
       4.5*    Fiscal and Paying Agency Agreement dated as of April 26, 1984, among American Hospital Supply International Finance N.V., the
               Company and The Toronto-Dominion Bank, as amended, filed as exhibit 4.9 to the Company's annual report on Form 10-K for the year ended December 31, 1985 (the "1985 Form 10-K").
       4.6*    Fiscal and Paying Agency Agreement dated as of November 15,
               1984, between the Company and Citibank, N.A., as amended,
               filed as exhibit 4.16 to the Company's annual report on Form
               10-K for the year ended December 31, 1987, file no. 1-4448
               (the "1987 Form 10-K").
       4.7*    Specimen 9 1/2% Note, filed as exhibit 4.3(a) to the Company's current report on Form 8-K dated June 23, 1988, file no. 1-
               4448.
       4.8*    Specimen 9 1/4% Note, filed as exhibit 4.3(a) to the Company's current report on Form 8-K dated September 13, 1989, file
               number 1-4448.
       4.9*    Specimen 9 1/4% Note, filed as exhibit 4.3(a) to the Company's current report on Form 8-K dated December 7, 1989, file number
               1-4448.
       4.10*   Specimen 7.125% Note, filed as exhibit 4.10 to the Company's annual report on Form 10-K for the year ended December 31,
               1996 (the "1996 Form 10-K").
       4.11*   Specimen 7.65% Debenture, filed as exhibit 4.11 to the 1996
               Form 10-K.

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
  C   10.17    Deferred Compensation Plan, amended and restated effective
               January 1, 1998.
  C   10.18*   Restricted Stock Plan for Non-Employee Directors (as amended and restated in 1992), filed as exhibit 10.28 to the 1992 Form
               10-K.
  C   10.19*   Restricted Stock Grant Terms and Conditions (as amended), filed as exhibit 10.31 to the 1992 Form 10-K.
  C   10.20*   1992 Officer Incentive Compensation Plan, filed as exhibit
               10.29 to the 1992 Form 10-K.
  C   10.21*   1993 Officer Incentive Compensation Plan, filed as exhibit
               10.30 to the 1992 Form 10-K.
  C   10.22*   1994 Officer Incentive Compensation Plan, filed as exhibit
               10.31 to the Company's annual report on Form 10-K for the year ended December 31, 1993, file number 1-4448 (the "1993 Form 10-
               K").

 C    10.23*   Corporate Aviation Policy, filed as exhibit 10.33 to the 1992
               Form 10-K.
 C    10.24*   Plan and Agreement of Reorganization between Baxter and
               Caremark International Inc., filed as exhibit 10.34 to the 1992
               Form 10-K.
 C    10.25*   1994 Incentive Compensation Program, filed as exhibit A to the
               Company's proxy statement for use in connection with its April
               29, 1994 annual meeting of stockholders, file no. 1-4448.
 C    10.26*   1994 Shared Investment Plan and Terms and Conditions, filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994.
 C    10.27*   1995 Officer Incentive Compensation Plan, filed as exhibit
               10.31 to the Company's annual report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").
 C    10.28*   Baxter International Inc. Restricted Stock Plan for Non-
               Employee Directors, as amended and restated effective May 8,
               1995, filed as exhibit 10.32 to the 1994 Form 10-K.
 C    10.29*   1996 Officer Incentive Compensation Plan, filed as exhibit
               10.33 to the Company's annual report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").
 C    10.30*   1995 Stock Option Grant Terms and Conditions, filed as exhibit
               10.34 to the 1995 Form 10-K.
      10.31*   Reorganization Agreement between Baxter and Allegiance
               Corporation, filed as exhibit 2 to the Form 10 registration statement, file no. 1-11885, dated September 20, 1996.
 C    10.32*   Supplemental Pension Agreement: Jack L. McGinley, filed as exhibit 10.32 to the 1996 Form 10-K.
 C    10.33*   November 1996 Stock Option Grant Terms and Conditions, filed as exhibit 10.33 to the 1996 Form 10-K.
 C    10.34*   November 1996 Premium Price Stock Option Grant Terms and
               Conditions, filed as exhibit 10.34 to the 1996 Form 10-K.
 C    10.35*   Officer Incentive Compensation Plan, filed as exhibit 10.35 to the 1996 Form 10-K.
 C    10.36    November 1997 Stock Option Grant Terms and Conditions.
 C    10.37    1998 Incentive Compensation Program.
 C    10.38    Long Term Incentive Plan.
 12.  Statements re: computation of ratios.
 13.  1997 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this annual report on Form 10-K).
 21.  Subsidiaries of the Company.
 23.  Consent of Price Waterhouse LLP.
 24.  Powers of Attorney.
 27.  Financial Data Schedule.

-------
*Incorporated herein by reference.
CExhibit contemplated by Item 14(a)(3) of Form 10-K.

             (All other exhibits are inapplicable or not required.)

                            LOGO
                            Printed on Recycled Paper

                                                                      EXHIBIT 12
--------------------------------------------------------------------------------

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(In millions, except
ratios)                               Year ended December 31
---------------------------------------------------------------------------------
                          1997    1997   1996   1995   1995   1994   1993  1993
---------------------------------------------------------------------------------
                                  (C)                   (C)                 (C)
Income (loss) from
 continuing operations
 before income tax
 expense (benefit)         $523    $875   $793   $524   $741   $559  $(74)  $472
---------------------------------------------------------------------------------
Add:
 Interest costs             206     206    133    117    117    120   109    109
 Estimated interest in
  rentals (A)                29      29     27     29     29     31    31     31
---------------------------------------------------------------------------------
Fixed charges as defined    235     235    160    146    146    151   140    140
---------------------------------------------------------------------------------
  Interest costs
   capitalized               (8)     (8)    (3)    (3)    (3)    (2)   (5)    (5)
  Losses of less than
   majority owned
   affiliates, net of
   dividends                  0       0      8     10     10     18    27     27
---------------------------------------------------------------------------------
  Income as adjusted       $750  $1,102   $958   $677   $894   $726  $ 88   $634
---------------------------------------------------------------------------------
Ratio of earnings to
 fixed charges             3.19    4.69   5.99   4.64   6.12   4.80   (B)   4.53
---------------------------------------------------------------------------------

(A) Represents the estimated interest portion of rents.
(B) As a result of the loss incurred during this period, the Company's earnings did not cover the indicated fixed charges. The earnings required to attain a ratio of one-to-one are $52 million.
(C) Included in this exhibit are supplemental presentations of the ratio of earnings to fixed charges which exclude the following significant unusual charges:
  1993: $216 million restructuring charge and $330 million net litigation charge.
  1995: $103 million restructuring charge, $96 million net litigation charge and $18 million in-process research and development charge.
  1997: $352 million in-process research and development charge.

                                                                      EXHIBIT 21
--------------------------------------------------------------------------------

SUBSIDIARIES OF THE COMPANY, AS OF MARCH 13, 1998

                                                    Organized      % owned by
                                                      under        immediate
                   Subsidiary                        laws of     parent (1) (2)
-------------------------------------------------------------------------------
Baxter International Inc......................... Delaware
 Baxter Research Medical Inc..................... Utah                 100
 Baxter Healthcare Corporation................... Delaware             100
    Nextran Inc.................................. Delaware             100
    Renal Management Strategies Inc.............. Delaware              91
 Baxter World Trade Corporation.................. Delaware             100
    Baxter Foreign Sales Corporation............. Barbados             100
    Baxter Export Corporation.................... Nevada               100
    Baxter, S.A.................................. Belgium            98.44(3)
      Baxter S.A................................. France             64.57(3)
    Baxter Deutschland GmbH...................... Germany              100
    Baxter SpA................................... Italy              98.98(3)
    Baxter Pharmacy Services Corporation......... Delaware             100(4)
      Baxter Sales and Distribution Corp......... Delaware             100
      Baxter Healthcare Corporation of Puerto
       Rico...................................... Alaska               100
    Baxter Healthcare (Holdings) Limited......... United Kingdom     99.99(3)
      Baxter Healthcare Limited.................. United Kingdom     99.99(3)
    Baxter Healthcare S.A........................ Panama               100
    Baxter Healthcare Pte. Ltd................... Singapore            100
      Baxter World Trade S.A..................... Belgium            49.29(3)
    Baxter Limited............................... Japan                100
    Baxter Healthcare Pty. Ltd................... Australia          99.99(3)
    Baxter Edwards AG............................ Switzerland          100(1)
    Baxter S.A. de C.V........................... Mexico              99.9(3)
    Laboratorios Baxter S.A. (Colombia).......... Delaware             100
    Baxter Corporation........................... Canada               100
 Baxter Biotech Worldwide Ltd.................... Delaware             100
    Baxter Biotech Holding AG.................... Switzerland          100
      Immuno International AG.................... Switzerland          100
        Immuno--U.S., Inc........................ Michigan             100
        Immuno AG................................ Austria              100(3)

--------------------------------------------------------------------------------
Subsidiaries omitted from this list, considered in aggregate as a single subsidiary, would not constitute a significant subsidiary.

                                   * * * * *

(1) Including director's qualifying and other nominee shares.
(2) All subsidiaries set forth herein are reported in the Company's financial statements through consolidations or under the equity method of accounting.
(3) Remaining shares owned by the Company, its subsidiaries or employees.
(4) Of common stock, with preferred stock held by Baxter Healthcare
    Corporation.