Form 10-Q
period 1998-03-31
BAXTER INTERNATIONAL INC
filed 1998-05-13
CIK 10456

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF REGULATION S-T


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      -----         THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

      _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                         Commission file number 1-4448


                           BAXTER INTERNATIONAL INC.
                           ------------------------
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

             Yes    X                                      No_____
                ---------

   The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of April 30, 1998, the latest practicable date, was
                              281,036,115 shares.

                           BAXTER INTERNATIONAL INC.
                                   FORM 10-Q
                 For the quarterly period ended March 31, 1998
                               TABLE OF CONTENTS


                                                                          Page Number
                                                                          -----------
Part I.   FINANCIAL INFORMATION
-------   ---------------------
Item 1.   Financial Statements
            Condensed Consolidated Statements of Income.............................2
            Condensed Consolidated Balance Sheets...................................3
            Condensed Consolidated Statements of Cash Flows.........................4
            Notes to Condensed Consolidated Financial Statements....................5
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...............................................9
Review by Independent Public Accountants...........................................16
Report of Independent Accountants..................................................17

Part II.  OTHER INFORMATION
--------  -----------------
Item 1.   Legal Proceedings........................................................18
Item 6.   Exhibits and Reports on Form 8-K.........................................21
Signature..........................................................................22
Exhibits...........................................................................23

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Baxter International Inc. and Subsidiaries
            Condensed Consolidated Statements of Income (unaudited)
                      (in millions, except per share data)

--------------------------------------------------------------------------------

                                                                      Three months ended March 31,
                                                                       1998                     1997
                                                                     -------------------------------
Operations
  Net sales                                                          $1,468                   $1,443

  Costs and expenses
    Cost of goods sold                                                  806                      782
    Marketing and administrative expenses                               307                      323
    Research and development expenses                                    86                       90
    Interest, net                                                        42                       38
    Goodwill amortization                                                12                       10
    Acquired research and development                                     -                      352
    Other income                                                         (4)                      (2)
----------------------------------------------------------------------------------------------------
    Total costs and expenses                                          1,249                    1,593
----------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                                     219                     (150)
    Income tax expense                                                   55                       53
----------------------------------------------------------------------------------------------------
  Net income (loss)                                                    $164                    ($203)
----------------------------------------------------------------------------------------------------

  Earnings (loss) per common share:
    Basic                                                              $.59                    ($.74)
====================================================================================================
    Diluted                                                            $.58                    ($.74)
====================================================================================================

  Weighted average number of common shares outstanding:
    Basic                                                               280                      274
====================================================================================================
    Diluted                                                             285                      274
====================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                          (in millions, except shares)


----------------------------------------------------------------------------------------------------------------------
                                                                                    March 31,             December 31,
                                                                                         1998                     1997
                                                                                   (unaudited)
                                                                                   -----------------------------------
Current assets     Cash and equivalents                                               $   431                  $   465
                   Accounts receivable                                                  1,382                    1,372
                   Notes and other current receivables                                    382                      367
                   Inventories                                                          1,251                    1,208
                   Short-term deferred income taxes                                       253                      253
                   Prepaid expenses                                                       295                      205
                   ---------------------------------------------------------------------------------------------------
                   Total current assets                                                 3,994                    3,870
----------------------------------------------------------------------------------------------------------------------
Property,          At cost                                                              4,465                    4,407
plant and          Accumulated depreciation and amortization                           (2,079)                  (2,047)
equipment          ---------------------------------------------------------------------------------------------------
                   Net property, plant and equipment                                    2,386                    2,360
----------------------------------------------------------------------------------------------------------------------
Other assets       Goodwill and other intangibles                                       1,756                    1,622
                   Insurance receivables                                                  368                      409
                   Other                                                                  402                      446
                   ---------------------------------------------------------------------------------------------------
                   Total other assets                                                   2,526                    2,477
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 8,906                  $ 8,707
======================================================================================================================

Current            Notes payable to banks                                             $   168                  $   102
liabilities        Current maturities of long-term debt and lease obligations              47                       42
                   Accounts payable and accrued liabilities                             1,714                    1,963
                   Income taxes payable                                                   493                      450
                   ---------------------------------------------------------------------------------------------------
                   Total current liabilities                                            2,422                    2,557
----------------------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                                    2,898                    2,635
----------------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                           305                      316
----------------------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                                          215                      210
----------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                               372                      370
----------------------------------------------------------------------------------------------------------------------
Stockholders'      Common stock, $1 par value, authorized 350,000,000
equity               shares, issued 287,701,247 shares in 1998 and 1997                   288                      288
                   Additional contributed capital                                       1,873                    1,876
                   Retained earnings                                                    1,089                    1,006
                   Common stock in treasury, at cost, 6,756,061
                     shares in 1998 and 7,662,187 shares in 1997                         (293)                    (329)
                   Accumulated other comprehensive income                                (263)                    (222)
                   ---------------------------------------------------------------------------------------------------
                   Total stockholders' equity                                           2,694                    2,619
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                            $ 8,906                  $ 8,707
======================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (in millions)


-------------------------------------------------------------------------------------------------------------------------
                                                                                            Three months ended March 31,
(brackets denote cash outflows)                                                            1998                      1997
                                                                                          -------------------------------
Cash flow          Net income (loss)                                                      $ 164                     ($203)
from               Adjustments
operations           Depreciation and amortization                                          107                       109
                     Deferred income taxes                                                  (11)                        4
                     Acquired research and development                                        -                       352
                     Other                                                                    2                        31
                   Changes in balance sheet items
                     Accounts receivable                                                    (10)                        8
                     Inventories                                                            (68)                      (81)
                     Accounts payable and other accrued liabilities                        (138)                     (155)
                     Net litigation payments                                                (57)                      (30)
                     Other                                                                  (44)                      (15)
                   ------------------------------------------------------------------------------------------------------
                   Cash flow from operations                                                (55)                       20
-------------------------------------------------------------------------------------------------------------------------
Investment         Capital expenditures                                                     (92)                      (69)
activities         Acquisitions, net of cash received,
                     and investments in affiliates                                         (139)                     (346)
                   Proceeds from asset dispositions                                           -                        (4)
                   ------------------------------------------------------------------------------------------------------
                   Investment activities, net                                              (231)                     (419)
-------------------------------------------------------------------------------------------------------------------------
Financing          Issuance of debt and lease obligations                                   633                       508
activities         Redemption of debt and lease obligations                                (104)                     (142)
                   Decrease in debt with maturities
                     of three months or less, net                                          (223)                      (59)
                   Common stock dividends                                                   (81)                      (77)
                   Stock issued under employee benefit plans                                 33                        29
                   ------------------------------------------------------------------------------------------------------
                   Financing activities, net                                                258                       259
-------------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash and equivalents                              (6)                      (33)
-------------------------------------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                                            (34)                     (173)
Cash and equivalents at beginning of period                                                 465                       761
-------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                     $ 431                     $ 588
=========================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)

1.  FINANCIAL INFORMATION
-------------------------

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the "Company" or "Baxter") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1997 Annual Report to Stockholders.

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

Certain reclassifications have been made to conform the 1997 financial statements to the 1998 presentation.

2.  EARNINGS PER SHARE
----------------------

The numerator for both basic and diluted earnings per share (EPS) is net income. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The denominator for diluted EPS is increased for the effect of dilutive securities, which consist primarily of employee stock options. Earnings per share amounts for 1997 have been restated to conform to the requirements of SFAS No. 128, "Earnings per Share," which was adopted in 1997. For Baxter, diluted earnings per share amounts under the new standard are the same as primary earnings per share amounts previously presented.

3.  COMPREHENSIVE INCOME
------------------------

In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and will be presented in the Consolidated Statement of Stockholders' Equity for the year ended December 31, 1998. Prior year financial statements will be reclassified to conform to the SFAS No. 130 requirements. The adoption of SFAS No. 130 had no impact on total stockholders' equity. Comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was $123 million and ($353) million, respectively.

4.  ACQUISITIONS
----------------

All acquisitions during the three months ended March 31, 1998 and 1997 were accounted for under the purchase method. The purchase price of each acquisition was allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net tangible assets and liabilities acquired is allocated to intangible assets. On the basis of independent appraisals, a portion of the purchase price for certain of the acquisitions was allocated to in-process research and development (R&D) which, under generally accepted accounting principles, was immediately expensed.

Results of operations of acquired companies are included in the Company's results of operations as of the respective acquisition dates. Excluding the in-process R&D charges, had the first quarter 1998 and the 1997 acquisitions taken place on January 1 of 1998 or 1997, consolidated sales, net income and earnings per share for the quarters ended March 31, 1998 and 1997, respectively, would not have been significantly different from reported amounts.

Bieffe Medital S.p.A.
---------------------

In early 1998, the Company acquired a majority interest in Bieffe Medital S.p.A., a European manufacturer of dialysis and intravenous solutions and containers, for approximately $244 million, which includes assumption of debt. The purchase of the remaining shares is expected to be completed in mid-1998. Approximately $40 million and $13 million of the purchase price was allocated to existing technology and trademarks, respectively, and is being amortized on a straight-line basis over 25 years. Approximately $74 million of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years.

Immuno International AG
-----------------------

In the first fiscal quarter of 1997, the Company acquired Immuno International AG, a global manufacturer of biopharmaceutical products and services for transfusion medicine. The acquisition cost was approximately $600 million plus assumption of $280 million of net debt. Approximately $57 million of the purchase price is being withheld to cover certain legal contingencies. Approximately $220 million of the purchase price was allocated to in-process R&D, and expensed, as discussed above. Approximately $95 million of the purchase price was allocated to existing product technology and is being amortized on a straight-line basis over 20 years. Approximately $82 million of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years.

Research Medical, Inc.
----------------------

In March 1997, Baxter acquired Research Medical, Inc., a provider of specialized products used in open-heart surgery. The purchase price was approximately $239 million and was principally settled with 4,801,711 shares of Baxter International Inc. common stock. Approximately $132 million of the purchase price was allocated to in-process R&D, and expensed, as discussed above. Approximately $40 million of the purchase price was allocated to existing product technology and is being amortized on a straight-line basis over 14 years. Approximately $38 million of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 20 years.

5.  SUBSEQUENT EVENTS
---------------------

Pharmaceutical Products Division of the BOC Group
-------------------------------------------------

In April 1998, the Company acquired the Pharmaceutical Products Division of the BOC Group's Ohmeda health-care business, a manufacturer of gases and drugs used for general and local anesthesia, for approximately $104 million.

Somatogen, Inc.
---------------

In May 1998, the Company acquired Somatogen, Inc. (Somatogen), a biopharmaceutical company which is developing recombinant hemoglobin technology. The purchase price was approximately $200 million and was principally settled with 3,547,004 shares of Baxter International Inc. common stock. In addition, Somatogen shareholders are entitled to a contingent deferred cash payment of up to $2.00 per Somatogen share, or approximately $42 million, based on a percentage of sales of certain future products through the year 2007. A significant portion of the purchase price will be allocated to in-process R&D, and expensed, as discussed above, in the second quarter of 1998.

6.  INVENTORIES
---------------

Inventories consisted of the following:


--------------------------------------------------------------------------------
                                              March 31,             December 31,
                                                   1998                     1997
(in millions)                               (unaudited)
--------------------------------------------------------------------------------
Raw materials                                    $  301                   $  279
Work in process                                     266                      243
Finished products                                   684                      686
--------------------------------------------------------------------------------
Total inventories                                $1,251                   $1,208
================================================================================

7.  RESTRUCTURING RESERVE
-------------------------

In September 1995, the Company recorded a restructuring charge of $103 million primarily to eliminate excess plant capacity and reduce manufacturing costs, as well as to initiate certain organizational structure changes. The charge predominantly relates to the closure of the intravenous-solutions plant and warehouse in Carolina, Puerto Rico. Production and warehousing will be transferred and consolidated into other facilities. Employee-related costs consist primarily of severance. The Company currently estimates that approximately 1,200 positions will be eliminated in total. Approximately 370 positions have been eliminated to date and completion of the plan is anticipated in 1999. The original timetable for the program has been affected by delays in required governmental regulatory reviews relating to the transfer of equipment and production processes to other facilities in Puerto Rico and the United States. During the first quarter of 1998, approximately $1 million in reserves were utilized.

The restructuring program initiated in 1993 is substantially complete and achieved all employee headcount reduction and savings goals established at inception.

8.   LEGAL PROCEEDINGS

Refer to Part II - Item 1. Legal Proceedings below for the status of lawsuits and claims involving the Company.

9.   INTEREST, NET

Net interest expense consisted of the following (unaudited):

-------------------------------------------------------------------------------
                                                   Three months ended March 31,
(in millions)                                             1998            1997
-------------------------------------------------------------------------------
Interest expense                                          $ 53             $47
Interest income                                            (11)             (9)
-------------------------------------------------------------------------------
Interest, net                                             $ 42             $38
===============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Baxter International Inc.'s ("Baxter" or the "Company") 1997 Annual Report to Stockholders ("Annual Report") contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1997. In the Annual Report, management outlined its key financial objectives for 1998. These objectives and the results achieved through March 31, 1998 are summarized as follows:

------------------------------------------------------------------------------------------------------

                                                                  RESULTS THROUGH
          FULL YEAR 1998 OBJECTIVES                                MARCH 31, 1998

------------------------------------------------------------------------------------------------------
 . Increase net sales approximately 10%,        . Net sales during the first quarter increased 5%
  before 1998 acquisitions and the impact of     before the 1998 acquisition of Bieffe Medital S.p.A.
  foreign exchange.                              (Bieffe) and before the effect of the strengthening
                                                 dollar, and increased 2% including this acquisition
                                                 and at actual currency translation rates.
------------------------------------------------------------------------------------------------------

 . Grow earnings in the mid-teens, before       . Excluding the in-process research and development
  the impact of foreign exchange, and in the     charge recorded in the prior year, net income for the
                                                 first quarter increased 21% before the impact of
                                                 foreign exchange, and increased 10% after absorbing
                                                 the impact of foreign exchange.
------------------------------------------------------------------------------------------------------

 . Generate at least $500 million in            . The Company had an operational cash net outflow of
  operational cash flow, after investing         $60 million during the first quarter.  A net
  approximately $1 billion in capital            operational cash outflow is typical during the first
  improvements and research and development.     fiscal quarter of the year based on the timing of
                                                 receipts and disbursements.  The total of capital
                                                 expenditures and research and development expenses
                                                 for the three months ended March 31, 1998 was $178
                                                 million.
------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

NET SALES TRENDS

-------------------------------------------------------------------------------------------
                                              Three months ended March 31,          Percent
(in millions)                                          1998           1997         Increase
-------------------------------------------------------------------------------------------
  International                                       $  764         $  765             0%
  United States                                          704            678             4%
-------------------------------------------------------------------------------------------
   Total net sales                                    $1,468         $1,443             2%
===========================================================================================

Without the effect of changes in foreign exchange rates, total net sales growth was 7% for the three months ended March 31, 1998.

Growth in international sales for the three months ended March 31, 1998, excluding the impact of the strengthened U.S. dollar, was 10%. As noted above, the 1998 acquisition of Bieffe contributed to this growth rate. Refer to Item
1. Financial Statements - Note 4 to the Condensed Consolidated Financial Statements for further information regarding this acquisition. Strong sales of the Company's peritoneal dialysis products and services used to treat kidney disease and tissue valves used in heart-valve therapy contributed to the international sales growth rate. Growth was particularly strong in Latin America, where it rose more than 20% at actual currency exchange rates and almost 30%, excluding the impact of foreign exchange.

Continued strong demand for the Company's tissue heart valves was a significant contributor to domestic sales growth. In addition, increased sales as a result of the multiyear agreement with Premier, a major U.S. group of customers, and sales of the Colleague/TM/ volumetric infusion pump, which was introduced in 1997, contributed to domestic sales growth. Competitive and pricing pressures in the United States continue to affect sales growth across various product lines. In addition, sales growth in the Blood Therapies business was unfavorably affected during the quarter by regulatory and production issues that have impacted the supply of factor concentrates in the entire industry.

The following table shows key ratios of certain income statement items as a percent of sales:

GROSS MARGIN AND EXPENSE RATIOS

--------------------------------------------------------------------------------------------
                                              Three months ended March 31,
                                                       1998           1997         Decrease
--------------------------------------------------------------------------------------------
Gross profit margin                                   45.1%          45.8%         (.7 pts)
Marketing and administrative expenses                 20.9%          22.4%        (1.5 pts)
--------------------------------------------------------------------------------------------

While the actual gross profit margin decreased .7 points as compared to the prior year quarter, the margin was relatively flat excluding the impact of changes in currency exchange rates.

Marketing and administrative expenses decreased as a percent of sales by 1.5 points in the three months ended March 31, 1998 as compared to the prior year quarter. Changes in currency exchange rates did not have an effect on the change in the ratio from 1997 to 1998. As expected, the Company has more than offset the incremental costs of expanding into developing markets and new business initiatives with a continued focus on cost control across all business units coupled with realizing benefits of integrating recent acquisitions and implementing the restructuring programs discussed below.

RESEARCH AND DEVELOPMENT

-------------------------------------------------------------------------------------------
                                             Three months ended March 31,           Percent
(in millions)                                         1998           1997          decrease
-------------------------------------------------------------------------------------------
Research and development expenses                      $86            $90            (4%)
As a percent of sales                                   6%             6%
-------------------------------------------------------------------------------------------

Research and development ("R&D") expenses above exclude the in-process R&D charge recorded in the first quarter of 1997 relating to the acquisitions of Immuno International AG (Immuno) and Research Medical, Inc. (RMI). R&D expenses decreased in 1998 as compared to the first quarter of 1997 due to a strengthening of the U.S. dollar and the December 1997 divestiture of the Company's Immunotherapy division. Excluding the impact of foreign exchange and the first quarter 1997 Immunotherapy division R&D expenses, expenditures increased 6%.

OTHER INCOME AND EXPENSE

Net interest expense and goodwill amortization increased in 1998 as compared to the prior year period primarily as a result of the acquisition of Bieffe.

PRETAX AND NET INCOME

Excluding the first quarter 1997 in-process R&D charge relating to the acquisitions of Immuno and RMI, pretax income increased 8% during the three months ended March 31, 1998.

The Company's effective income tax rate for the first quarter of 1998 was 25.1% and, excluding the first quarter 1997 R&D charge, was 26.2% in the corresponding period of 1997. The effective income tax rate is lower in 1998 as compared to 1997 because a larger portion of the Company's earnings are being generated in lower tax jurisdictions.

RESTRUCTURING PROGRAMS
----------------------

Refer to Item 1. Financial Statements - Note 7 to the Condensed Consolidated Financial Statements for a discussion of the Company's restructuring charge, utilization of the reserves and headcount reductions to date. Management believes remaining restructuring reserves are adequate to complete the actions contemplated by the programs. Future cash expenditures will be funded by cash generated from operations.

The Company has substantially completed the 1993 program. Originally targeted annual pretax savings of approximately $130 million are being achieved. Management is partially investing these savings in R&D, new business initiatives, and expansion into growing international markets.

The Company is in the process of implementing the 1995 program. Management expects that the plant closures and consolidations in Puerto Rico will be substantially completed in 1999, and will lower manufacturing costs and help mitigate any future exposure to gross margin erosion arising from pricing pressures, primarily in the United States.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Management assesses the Company's liquidity in terms of its overall ability to mobilize cash to support ongoing business levels and to fund its growth. Management uses an internal performance measure called operational cash flow which evaluates each operating business and geographic region on all aspects of cash flow under its direct control.

The following table reconciles cash flow provided by operations, as determined by generally accepted accounting principles, to operational cash flow:

---------------------------------------------------------------------------------
                                                    Three months ended March 31,
(in millions)                                            1998               1997
---------------------------------------------------------------------------------
Cash flow from operations per the Company's
  Condensed Consolidated Statements of Cash Flows        ($55)               $20
Capital expenditures                                      (92)               (69)
Net interest after tax                                     25                 23
Mammary implant litigation, net                            62                  7
---------------------------------------------------------------------------------
Operational cash net outflow                             ($60)              ($19)
=================================================================================

The Company typically has a net operational cash outflow in the first quarter of the year due to the timing of receipts and disbursements. The Company exceeded its annual operational cash flow goals for the last three years. Management expects to achieve its goal of generating at least $500 million in operational cash flow in 1998.

Approximately $114 million of the total net cash flows used for acquisitions and investments in affiliates for the three months ended March 31, 1998 related to the acquisition of Bieffe. Net cash flows used for acquisitions and investments in affiliates for the three months ended March 31, 1997 related primarily to the acquisition of Immuno. Refer to Item 1. Financial Statements - Note 4 to the Condensed Consolidated Financial Statements for further information regarding these acquisitions.

The Company's net-debt-to-capital ratio was 49.9% and 46.9% at March 31, 1998 and December 31, 1997, respectively. The increase in the ratio was primarily due to increased net debt as a result of the acquisition of Bieffe. Management expects the ratio to decline to the low 40% range over time as a result of ongoing operations.

As authorized by the board of directors, the Company repurchases its stock to optimize its capital structure depending upon its operational cash flows, net debt level and current market conditions. In November 1995, the board of directors authorized the repurchase of up to $500 million over a period of several years, of which $267 million was repurchased as of December 31, 1996. As discussed above, the Company's net-debt-to-capital ratio is currently 49.9% and, therefore, management does not presently intend to repurchase shares.

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

See Part II - Item 1. Legal Proceedings for a discussion of the Company's legal contingencies and related insurance coverage with respect to cases and claims relating to the Company's plasma-based therapies and mammary implants manufactured by the Heyer-Schulte division of American Hospital Supply Corporation, as well as other matters. Upon resolution of any of these uncertainties, the Company may incur charges in excess of presently established reserves. While such future charges could have a material adverse impact on the Company's net income or cash flows in the period in which it is recorded or paid, based on the advice of counsel, management believes that any outcome of these actions, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position.

The matters discussed in this section that are not historical facts include forward-looking statements. These statements are based on the Company's current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the Company and the health-care arenas in which it operates. The factors below in some cases have affected and could affect the Company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include technological advances in the medical field, economic conditions, demand and market acceptance risks for new and existing products, technologies and health-care services, the impact of competitive products and pricing, manufacturing capacity, new plant start-ups, the global regulatory, trade and tax policies, continued price competition, product development risks, including technological difficulties, ability to enforce patents and unforeseen commercialization and regulatory factors. In particular, the Company, as well as other companies in its industry, is experiencing increased regulatory activity by the U.S. Food and Drug Administration with respect to its plasma-based biologicals and its complaint-handling systems.

Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are unreasonably expensive, or altogether unavailable. If the United States dollar continues to strengthen against most foreign currencies, the Company's growth rates in its sales and net earnings will be negatively impacted.

Management believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of the Company's business and operations, but there can be no assurance that the actual results or performance of the Company will conform to any future results or performance expressed or implied by such forward-looking statements.

NEW ACCOUNTING STANDARDS
------------------------

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997, and requires reclassification of prior-period financial statements. Statement No. 130 requires the presentation of comprehensive income, which consists of net income and other comprehensive income, and its components in a full set of financial statements. The Company's other comprehensive income consists of foreign currency translation adjustments, which currently are reported as a component of stockholders' equity. Additional items may be included in other comprehensive income in the future. The Company plans to display comprehensive income and its components in the Consolidated Statement of Stockholders' Equity in the year-end 1998 financial statements. The total of comprehensive income for the three months ended March 31, 1998 and 1997 is disclosed in Note 3 to these Condensed Consolidated Financial Statements.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997, and requires reclassification of prior-period financial statements. Statement No. 131 established standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements and interim financial reports. Management currently is evaluating its reportable segments under the new Statement and anticipates disclosure for four operating segments under the new rules: Blood Therapies, CardioVascular, I.V. Systems/Medical Products and Renal.

In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior year periods presented. The Statement does not change the measurement or recognition of pension and other postretirement plans. It standardizes the disclosure requirements, requires additional information on changes in benefit obligations and fair values of plan assets, and eliminates certain disclosures. The Company will adopt the new disclosure rules in its year-end 1998 financial statements.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. This SOP provides guidance on when costs incurred for internal-use computer software should and should not be capitalized. The SOP requires that costs incurred prior to initial application of the SOP, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. Management is in the process of evaluating this standard and does not anticipate that it will have a material effect on the Company's financial statements.

In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. This SOP provides guidance on the financial reporting of start-up costs and organization costs and requires such costs, as defined, to be expensed as incurred. Initial application of the SOP is required to be reported as the cumulative effect of a change in accounting principle, as described in APB Opinion No. 20, "Accounting Changes". Management is in the process of evaluating this new standard and has not yet determined its effect on the Company's financial statements.

Review by Independent Public Accountants
----------------------------------------

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 1998 has been performed by Price Waterhouse LLP, the Company's independent public accountants. Their report on the interim condensed consolidated financial information follows. There have been no material adjustments or disclosures proposed by Price Waterhouse LLP, which have not been reflected in the interim condensed consolidated financial information. Their report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                       Report of Independent Accountants
                       ---------------------------------



May 13, 1998


Board of Directors and Stockholders of
Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and condensed consolidated statements of cash flows of Baxter International Inc. and its subsidiaries as of March 31, 1998 and 1997 and for the three-month periods then ended. This interim financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated February 5, 1998 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



Price Waterhouse LLP

                          PART II.  OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

Baxter International Inc. and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the Company or by companies that were acquired by Baxter. The most significant of these are reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and material developments in such matters for the quarter ended March 31, 1998 are described below.

Mammary Implant Litigation
--------------------------

As previously reported in the Company's Annual Report on Form 10-K, the Company, together with certain of its subsidiaries, is currently a defendant in various courts in a number of lawsuits brought by individuals, all seeking damages for injuries of various types allegedly caused by silicone mammary implants formerly manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by the Company in 1985, divested its Heyer-Schulte division in 1984. It is not known how many of these claims and lawsuits involve products manufactured and sold by Heyer-Schulte, as opposed to other manufacturers.

As of March 31, 1998, Baxter, together with certain of its subsidiaries, had been named as a defendant or co-defendant in 7,957 lawsuits and 2,077 claims relating to mammary implants, brought by approximately 16,106 plaintiffs. Of those plaintiffs, 8,340 are currently included in the Revised Settlement described below, which accounts for 3,538 of the pending lawsuits against the Company. Additionally, 7,545 plaintiffs have opted out of the Revised Settlement (representing 4,206 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the Company. As of March 31, 1998, 2,726 of the opt-out plaintiffs had confirmed Heyer-Schulte product identification. Furthermore, during the first quarter of 1998, Baxter obtained dismissals, or agreements for dismissals, with respect to 1,901 plaintiffs.

In addition to the individual suits against the Company, a class action on behalf of all women with silicone mammary implants is pending in the United States District Court (U.S.D.C.) for the Northern District of Alabama involving most manufacturers of such implants, including Baxter (Lindsey, et al v. Dow Corning, et al, U.S.D.C., N. Dist. Ala., CV 94-P-11558-S). The class action was certified for settlement purposes only on September 1, 1994, and the settlement terms were subsequently revised and approved on December 22, 1995 (the Revised Settlement). All appeals directly challenging the Revised Settlement have been dismissed.

In addition to the Lindsey class action, the Company also has been named in 14 other purported class actions in various state and provincial courts, only one of which has been certified. Baxter has reached a settlement with proposed classes of mammary implant recipients in Ontario and Quebec, Canada. The maximum settlement payment, which varies based on the number of settlement participants, is $15 million, plus administrative and notice costs.

Factor Concentrates Litigation
------------------------------

As previously reported in the Company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who have hemophilia, all seeking damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII or IX derived from human blood plasma (factor concentrates) processed by the Company in the early and mid-1980s. None of these cases involves factor concentrates currently processed by the Company.

As of March 31, 1998, Baxter had been named in approximately 432 lawsuits and 411 claims in the United States, Canada, Ireland, Italy, Taiwan, Japan and the Netherlands. The U.S.D.C. for the Northern District of Illinois has approved a settlement of all U.S. federal court factor concentrate cases. Although the period for claimants to decide whether or not to participate in the settlement did not expire until April 30, 1998, the approximate number of eligible claimants as of March 31, 1998 was 5,583, and the number of eligible opt-outs was approximately 300. The defendants had paid 2,800 claimants as of March 31, 1998. Payments are expected to continue through the end of 1998 as documents are sent to all eligible claimants.

In Japan, Baxter is a defendant, along with the Japanese government and four other co-defendants in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kuramoto. As of March 31, 1998, these Japanese cases involved 1,272 plaintiffs, of whom 1,233 allegedly used factor concentrates manufactured by the Company.

Other Litigation
----------------

As previously reported in the Company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the Company's Gammagard IVIG. As of March 31, 1998, Baxter was a defendant in 128 lawsuits and 67 claims in the United States, Denmark, France, Germany, Italy, Spain, Sweden and the United Kingdom. Nine suits currently pending in the United States have been filed as purported class actions, but only one has been certified. All U.S. federal court Gammagard IVIG cases have been transferred to the U.S.D.C. for the Central District of California for case management under the Multi District Litigation rules. On February 21, 1996, the court certified a nationwide class of persons who had infused Gammagard IVIG (Fayne, et al. v. Baxter Healthcare Corporation, U.S.D.C., C.D. Calif., ML-95-160-R). The Company sought and received an immediate stay of the class notice from the 9th Circuit Court of Appeals and subsequently filed a Writ of Mandamus seeking class decertification. On August 5, 1997, the 9th Circuit Court of Appeals denied the Writ of Mandamus but invited Baxter to challenge the class issues in the trial court. Baxter filed its challenge to the class on March 27, 1998.

As of September 30, 1996, Allegiance Corporation assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of March 31, 1998, the Company had been named as a defendant in 222 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corp., et al., Court of Common Pleas, Jefferson County, PA, 656-1997 C.D.

A purported class action was filed against Baxter, Caremark International Inc. (Caremark), C.A. (Lance) Piccolo, James G. Connelly and Thomas W. Hodson (all former officers of Caremark) alleging securities law disclosure violations in connection with the November 30, 1992 spin-off of Caremark in the Registration and Information Statement and subsequent SEC filings submitted by Caremark (Isquith v. Caremark International Inc., et al., U.S.D.C., N. Dist. Ill., 94C
5534). The trial court dismissed the action against the Company essentially on the ground that the plaintiffs lacked standing to bring this action, and on February 10, 1998, the 7th Circuit Court of Appeals affirmed the trial court's ruling. Additionally, in February 1997, the plaintiffs served a separate state court action, styled as a class action, against Mr. Piccolo, Vernon R. Loucks Jr., William H. Gantz, William B. Graham and James R. Tobin, alleging violations of various state laws pertaining to the Caremark spin-off (Isquith, et. al. v. C.A. (Lance) Piccolo, et al., Circuit Court, Cook County, IL, Chancery Division, 96CH0013652). On April 9, 1998, the trial court dismissed the plaintiffs' case with prejudice.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed with the SEC on February 12, 1998 reporting the Company's 1997 financial results.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BAXTER INTERNATIONAL INC.
                                       ----------------------------------
                                            (Registrant)


Date: May 13, 1998                     By:  Brian P. Anderson
                                          -------------------------------
                                       Brian P. Anderson
                                       Senior Vice President and Chief
                                       Financial Officer

            EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

--------------------------------------------------------------------------------

Number    Description of Exhibit
------    ----------------------

12        Computation of Ratio of Earnings to Fixed Charges

15        Letter Re Unaudited Interim Financial Information

27        Financial Data Schedule

          (All other exhibits have been omitted because they are not applicable or not required.)