Form 10-Q
period 1998-06-30
BAXTER INTERNATIONAL INC
filed 1998-08-11
CIK 10456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


             X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      ---------------
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      ---------------
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                         Commission file number 1-4448


                           BAXTER INTERNATIONAL INC.
                           ------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                           36-0781620
       --------------------------------          -------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

       One Baxter Parkway, Deerfield, Illinois       60015-4633
       ---------------------------------------       ----------
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

  The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of August 5, 1998, the latest practicable date, was
                              285,405,010 shares.

                           BAXTER INTERNATIONAL INC.
                                   FORM 10-Q
                  For the quarterly period ended June 30, 1998
                               TABLE OF CONTENTS


                                                                   Page Number
                                                                   -----------
Part I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

          Condensed Consolidated Statements of Income....................... 2
          Condensed Consolidated Balance Sheets............................. 3
          Condensed Consolidated Statements of Cash Flows................... 4
          Notes to Condensed Consolidated Financial Statements.............. 5
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 9
Review by Independent Public Accountants....................................16
Report of Independent Accountants...........................................17

Part II. OTHER INFORMATION
--------------------------
Item 1.  Legal Proceedings..................................................18
Item 4.  Submission of Matters to a Vote of Security Holders................21
Item 6.  Exhibits and Reports on Form 8-K...................................21
Signature...................................................................22
Exhibits ...................................................................23

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Baxter International Inc. and Subsidiaries
            Condensed Consolidated Statements of Income (unaudited)
                      (in millions, except per share data)

                                                                    Three months ended                   Six months ended
                                                                              June 30,                           June 30,
                                                                 1998             1997              1998             1997
                                                               -----------------------          -------------------------
Operations
 Net sales                                                     $1,646           $1,569            $3,114           $3,012

 Costs and expenses
  Cost of goods sold                                              883              855             1,689            1,637
  Marketing and administrative expenses                           361              347               668              670
  Research and development expenses                                99               95               185              185
  Acquired research and development                               116                0               116              352
  Interest, net                                                    43               44                85               82
  Goodwill amortization                                            14               11                26               21
  Other expense (income)                                           11               (1)                7               (3)
-------------------------------------------------------------------------------------------------------------------------
  Total costs and expenses                                      1,527            1,351             2,776            2,944
-------------------------------------------------------------------------------------------------------------------------
 Income before income taxes                                       119              218               338               68
   Income tax expense                                              56               56               111              109
-------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                               $ 63             $162              $227             ($41)
-------------------------------------------------------------------------------------------------------------------------

 Earnings (loss) per common share:
  Basic                                                          $.22             $.58              $.81            ($.15)
=========================================================================================================================
  Diluted                                                        $.22             $.57              $.79            ($.15)
=========================================================================================================================

 Weighted average number
  of common shares outstanding:
  Basic                                                           283              278               282              276
=========================================================================================================================
  Diluted                                                         288              282               287              276
=========================================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                          (in millions, except shares)

----------------------------------------------------------------------------------------------------------------------
                                                                                     June 30,             December 31,
                                                                                         1998                     1997
                                                                                  (unaudited)
                                                                                  ------------------------------------
Current assets     Cash and equivalents                                               $   428                  $   465
                   Accounts receivable                                                  1,556                    1,372
                   Notes and other current receivables                                    430                      367
                   Inventories                                                          1,366                    1,208
                   Short-term deferred income taxes                                       180                      253
                   Prepaid expenses                                                       277                      205
                   ---------------------------------------------------------------------------------------------------
                   Total current assets                                                 4,237                    3,870
----------------------------------------------------------------------------------------------------------------------
Property,          At cost                                                              4,609                    4,407
plant and          Accumulated depreciation and amortization                           (2,146)                  (2,047)
equipment          ---------------------------------------------------------------------------------------------------
                   Net property, plant and equipment                                    2,463                    2,360
----------------------------------------------------------------------------------------------------------------------
Other assets       Goodwill and other intangibles                                       1,775                    1,622
                   Insurance receivables                                                  286                      409
                   Other                                                                  514                      446
                   ---------------------------------------------------------------------------------------------------
                   Total other assets                                                   2,575                    2,477
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 9,275                  $ 8,707
======================================================================================================================

Current            Notes payable to banks                                             $   300                  $   102
liabilities        Current maturities of long-term debt and lease obligations              15                       42
                   Accounts payable and accrued liabilities                             1,804                    1,963
                   Income taxes payable                                                   415                      450
                   ---------------------------------------------------------------------------------------------------
                   Total current liabilities                                            2,534                    2,557
----------------------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                                    2,964                    2,635
----------------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                           369                      316
----------------------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                                          147                      210
----------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                               386                      370
----------------------------------------------------------------------------------------------------------------------
Stockholders'      Common stock, $1 par value, authorized 350,000,000
equity              shares, issued 291,248,251 shares in 1998 and
                    287,701,247 shares in 1997                                            291                      288
                   Additional contributed capital                                       2,056                    1,876
                   Retained earnings                                                    1,068                    1,006
                   Common stock in treasury, at cost, 6,130,929
                    shares in 1998 and 7,662,187 shares in 1997                          (263)                    (329)
                   Accumulated other comprehensive income                                (277)                    (222)
                   ---------------------------------------------------------------------------------------------------
                   Total stockholders' equity                                           2,875                    2,619
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                            $ 9,275                  $ 8,707
======================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (in millions)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Six months ended June 30,
(brackets denote cash outflows)                                                              1998                      1997
                                                                                             ------------------------------
Cash flow          Net income (loss)                                                        $ 227                     ($41)
from               Adjustments
operations          Depreciation and amortization                                             211                      202
                    Deferred income taxes                                                      66                       37
                    Acquired research and development                                         116                      352
                    Other                                                                       3                       29
                  Changes in balance sheet items
                    Accounts receivable                                                      (116)                     (42)
                    Inventories                                                              (136)                    (123)
                    Accounts payable and other accrued liabilities                           (142)                    (170)
                    Net litigation payments                                                   (97)                     (67)
                    Other                                                                     (41)                     (31)
                  --------------------------------------------------------------------------------------------------------
                  Cash flow from operations                                                    91                      146
--------------------------------------------------------------------------------------------------------------------------
Investment        Capital expenditures                                                       (221)                    (149)
activities        Acquisitions, net of cash received,
                   and investments in affiliates                                             (239)                    (375)
                  Proceeds from asset dispositions                                              -                      (18)
                  --------------------------------------------------------------------------------------------------------
                  Investment activities, net                                                 (460)                    (542)
--------------------------------------------------------------------------------------------------------------------------
Financing          Issuance of debt and lease obligations                                     879                      491
activities         Redemption of debt and lease obligations                                  (117)                    (365)
                   (Decrease) increase in debt with maturities
                     of three months or less, net                                            (310)                     449
                   Common stock dividends                                                    (165)                    (156)
                   Stock issued under employee benefit plans                                   57                       77
                   -------------------------------------------------------------------------------------------------------
                   Financing activities, net                                                  344                      496
--------------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash and equivalents                               (12)                     (30)
--------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and equivalents                                                   (37)                      70

Cash and equivalents at beginning of period                                                   465                      761
--------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                       $ 428                   $  831
==========================================================================================================================

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments, except for the in-process research and development charges relating to the acquisitions discussed below, are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

Certain reclassifications have been made to conform the 1997 financial statements to the 1998 presentation.

2.  EARNINGS PER SHARE
----------------------

The numerator for both basic and diluted earnings per share (EPS) is net income
(loss). The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The denominator for diluted EPS is increased for the effect of dilutive securities, which consist primarily of employee stock options, unless the effect would be anti-dilutive. Earnings per share amounts for 1997 have been restated to conform to the requirements of SFAS No. 128, "Earnings per Share," which was adopted in 1997. For Baxter, diluted earnings per share amounts under the new standard are the same as primary earnings per share amounts previously presented.

3.  COMPREHENSIVE INCOME
------------------------

In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and will be presented in the Consolidated Statement of Stockholders' Equity for the year ended December 31, 1998. Prior year financial statements will be reclassified to conform to the SFAS No. 130 requirements. The adoption of SFAS No. 130 had no impact on total stockholders' equity. Comprehensive income (loss) for the three and six months ended June 30, 1998 was $49 million and $172 million, respectively, and for the three and six months ended June 30, 1997 was $156 million and ($197) million, respectively.

4.  ACQUISITIONS
-----------------

All acquisitions during the six months ended June 30, 1998 and 1997 were accounted for under the purchase method. The purchase price of each acquisition was allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net tangible assets and liabilities acquired is allocated to intangible assets. On the basis of independent appraisals, a portion of the purchase price for certain of the acquisitions was allocated to in-process research and development (R&D) which, under generally accepted accounting principles, was immediately expensed.

Results of operations of acquired companies are included in the Company's results of operations as of the respective acquisition dates. Excluding the in-process R&D charges, had the 1998 and the 1997 acquisitions taken place on January 1 of 1998 or 1997, consolidated sales, net income (loss) and earnings
(loss) per share for the quarters and six-month periods ended June 30, 1998 and 1997, respectively, would not have been significantly different from reported amounts.

Somatogen, Inc.
---------------

In May 1998, the Company acquired Somatogen, Inc. (Somatogen), a biopharmaceutical company which is developing recombinant hemoglobin technology. The purchase price was approximately $206 million and was principally settled with 3,547,004 shares of Baxter International Inc. common stock. In addition, Somatogen shareholders are entitled to a contingent deferred cash payment of up to $2.00 per Somatogen share, or approximately $42 million, based on a percentage of sales of certain future products through the year 2007. Approximately $116 million of the purchase price was allocated to in-process R&D, and immediately expensed, as discussed above. In connection with the acquisition, the Company recorded a $37 million net deferred tax asset for the tax effect of Somatogen's net operating loss carryforward.

Pharmaceutical Products Division of the BOC Group
-------------------------------------------------

In April 1998, the Company acquired the Pharmaceutical Products Division of the BOC Group's Ohmeda health-care business, a manufacturer of gases and drugs used for general and local anesthesia, for approximately $91 million. The fair value of the identifiable net assets acquired exceeded the purchase price by approximately $149 million. Such excess was allocated to reduce the values assigned to noncurrent assets in determining their fair values.

Bieffe Medital S.p.A.
---------------------

In early 1998, the Company acquired a majority interest in Bieffe Medital S.p.A., a European manufacturer of dialysis and intravenous solutions and containers, with the remaining shares purchased in July 1998. The total purchase price was approximately $244 million, which included assumption of debt. Approximately $40 million and $13 million of the purchase price was allocated to existing product technology and trademarks, respectively, and is being amortized on a straight-line basis over 25 years. Approximately $75 million of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years.

Research Medical, Inc.
----------------------

In March 1997, Baxter acquired Research Medical, Inc., a provider of specialized products used in open-heart surgery. The purchase price was approximately $239 million and was principally settled with 4,801,711 shares of Baxter International Inc. common stock. Approximately $132 million of the purchase price was allocated to in-process R&D, and immediately expensed, as discussed above. Approximately $40 million of the purchase price was allocated to existing product technology and is being amortized on a straight-line basis over 14 years. Approximately $38 million of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 20 years.

Immuno International AG
-----------------------

In the first fiscal quarter of 1997, the Company acquired Immuno International AG, a global manufacturer of biopharmaceutical products and services for transfusion medicine. The acquisition cost was approximately $600 million plus assumption of $280 million of net debt. Approximately $55 million of the purchase price is being withheld to cover certain legal contingencies. Approximately $220 million of the purchase price was allocated to in-process R&D, and immediately expensed, as discussed above. Approximately $95 million of the purchase price was allocated to existing product technology and is being amortized on a straight-line basis over 20 years. Approximately $82 million of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years.

5.   INVENTORIES
----------------

Inventories consisted of the following:


------------------------------------------------------------------------------
                                       June 30,               December 31,
                                           1998                       1997
(in millions)                       (unaudited)
------------------------------------------------------------------------------
Raw materials                            $  323                     $  279
Work in process                             287                        243
Finished products                           756                        686
------------------------------------------------------------------------------
Total inventories                        $1,366                     $1,208
==============================================================================

6.  RESTRUCTURING RESERVE
-------------------------

In September 1995, the Company recorded a restructuring charge of $103 million primarily to eliminate excess plant capacity and reduce manufacturing costs, as well as to initiate certain organizational structure changes. The charge predominantly relates to the closure of the intravenous-solutions plant and warehouse in Carolina, Puerto Rico. Production and warehousing will be transferred and consolidated into other facilities. The Company currently estimates that approximately 1,200 positions will be eliminated in total. Approximately 500 positions have been eliminated to date and substantial completion of the plan is anticipated in 1999. The original timetable for the program has been affected by delays in required governmental regulatory reviews relating to the transfer of equipment and production processes to other facilities in Puerto Rico and the United States. During the first half of 1998, approximately $2 million in reserves were utilized.

The restructuring program initiated in 1993 is substantially complete and achieved all employee headcount reduction and savings goals established at inception.

7.  LEGAL PROCEEDINGS
---------------------

Refer to "Part II - Item 1. Legal Proceedings" below for the status of lawsuits and claims involving the Company.

8.    INTEREST, NET
-------------------

Net interest expense consisted of the following (unaudited):

------------------------------------------------------------------------------
                              Three months ended          Six months ended
                                        June 30,                  June 30,
(in millions)                  1998         1997            1998      1997
------------------------------------------------------------------------------
Interest expense                $49          $52            $102      $ 98
Interest income                  (6)          (8)            (17)      (16)
------------------------------------------------------------------------------
Interest, net                   $43          $44            $ 85      $ 82
==============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Baxter International Inc.'s ("Baxter" or the "Company") 1997 Annual Report to Stockholders ("Annual Report") contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1997. In the Annual Report, management outlined its key financial objectives for 1998. These objectives and the results achieved through June 30, 1998 are summarized as follows:

 ---------------------------------------------------------------------------------------------------------------------------
                                                                                 RESULTS THROUGH
     FULL YEAR 1998 OBJECTIVES                                                    JUNE 30, 1998
---------------------------------------------------------------------------------------------------------------------------

 .  Increase net sales approximately 10%,                     .  Net sales during the six months ended June 30,
   before 1998 acquisitions and the impact of                   1998 increased 6% before 1998 acquisitions and before
   foreign exchange.                                            the effect of the strengthening U.S. dollar, and
                                                                increased 3% including acquisitions and at actual
                                                                currency translation rates.
---------------------------------------------------------------------------------------------------------------------------

 .  Grow earnings in the mid-teens, before                    .  Excluding the in-process research and development
   the impact of foreign exchange, and in the                   charges, net income for the first half of the year
   low double digits after absorbing the                        increased approximately 17% before the impact of
   impact of foreign exchange.                                  foreign exchange, and increased 10% after absorbing
                                                                the impact of foreign exchange.
---------------------------------------------------------------------------------------------------------------------------

 .  Generate at least $500 million in                         .  The Company had operational cash flow of $5
   operational cash flow, after investing                       million during the six months ended June 30, 1998.
   approximately $1 billion in capital                          Operational cash flows are typically significantly
   improvements and research and development.                   higher in the latter two quarters of the year based
                                                                on the timing of receipts and disbursements.  The
                                                                total of capital expenditures and research and
                                                                development expenses for the six months ended June
                                                                30, 1998 was $406 million.
---------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

NET SALES TRENDS

------------------------------------------------------------------------------------------------------------------------------
                                     Three months ended                                      Six months ended
                                               June 30,            Percent                           June 30,          Percent
(in millions)                     1998             1997           Increase              1998             1997         Increase
------------------------------------------------------------------------------------------------------------------------------
International                   $  888           $  832                 7%            $1,652           $1,597               3%
United States                      758              737                 3%             1,462            1,415               3%
------------------------------------------------------------------------------------------------------------------------------
Total net sales                 $1,646           $1,569                 5%            $3,114           $3,012               3%
==============================================================================================================================

Without the effect of changes in foreign exchange rates, total net sales growth was 8% for both the three- and six-month periods ended June 30, 1998.

Growth in international sales for the three- and six-month periods ended June 30, 1998, excluding the impact of the strengthened U.S. dollar, was 13% and 11%, respectively. Contributing to the 1998 sales growth rates was the 1998 acquisition of Bieffe Medital S.p.A. (Bieffe). Refer to "Item 1. Financial Statements" - Note 4 to the Condensed Consolidated Financial Statements for further information regarding this acquisition. Partially offsetting the impact of this acquisition were reduced sales due to the termination of the European distribution agreement with Allegiance Corporation. Strong sales of the Company's peritoneal dialysis products and services used to treat kidney disease and tissue valves used in heart-valve therapy contributed to the international sales growth rate for both the three- and six-month periods ended June 30, 1998. Growth was particularly strong in Latin America, where sales rose more than 20% over the prior year quarter and year-to-date period.

Favorably impacting domestic sales growth in the second quarter was the April 1998 acquisition of the Pharmaceutical Products Division of the BOC Group's Ohmeda health-care business (Ohmeda). Refer to "Item 1. Financial Statements"
- Note 4 to the Condensed Consolidated Financial Statements for further information regarding this acquisition. Continued strong demand for the Company's tissue heart valves, increased sales as a result of the multiyear agreement with Premier, a major U.S. group of customers, and sales of the Colleague(TM) volumetric infusion pump, which was introduced in 1997, also contributed to domestic sales growth in both the quarter and year-to-date period. Competitive pressures in the United States continue to unfavorably affect sales growth across various product lines. In addition, sales growth in the Blood Therapies business was unfavorably affected during the quarter and year-to-date period by regulatory and production issues that have impacted the supply of factor concentrates in the entire industry.

GROSS MARGIN AND EXPENSE RATIOS

--------------------------------------------------------------------------------------------------------------------
                                  Three months ended                         Six months ended
                                            June 30,        Increase                 June 30,         Increase
                                  1998          1997       (decrease)        1998        1997        (decrease)
---------------------------------------------------------------------------------------------------------------------
Gross profit margin              46.4%         45.5%          .9 pts        45.8%       45.7%            .1 pt
Marketing and
 administrative expenses         21.9%         22.1%         (.2 pts)       21.5%       22.2%           (.7 pts)
---------------------------------------------------------------------------------------------------------------------

The acquisition of Ohmeda favorably impacted the gross profit margin for the three months ended June 30, 1998. The gross profit margin also increased in both the three- and six-month periods ended June 30, 1998 due to a more favorable mix of sales, with the most significant growth being generated from the higher-margin tissue heart valve and peritoneal dialysis product lines.

Marketing and administrative expenses decreased as a percent of sales for both the three- month and six-month periods ended June 30, 1998. The Company has more than offset the incremental costs of expanding into developing markets and new business initiatives with a continued focus on cost control across all business units, coupled with realizing benefits of integrating recent acquisitions and implementing the restructuring programs discussed below.

RESEARCH AND DEVELOPMENT


----------------------------------------------------------------------------------------------------------------
                                   Three months ended                          Six months ended
                                             June 30,        Percent                   June 30,       Percent
(in millions)                        1998        1997       Increase            1998      1997       Increase
----------------------------------------------------------------------------------------------------------------
Research and
 development expenses                 $99         $95             4%            $185       $185            0%
As a percent of sales                 6.0%        6.1%                           5.9%       6.1%
----------------------------------------------------------------------------------------------------------------

Research and development ("R&D") expenses above exclude the in-process R&D charges recorded in 1998 and 1997 relating to the acquisitions of Somatogen, Inc. (Somatogen), Immuno International AG (Immuno) and Research Medical, Inc.
(RMI). Refer to "Item 1. Financial Statements" Note 4 to the Condensed Consolidated Financial Statements for further information regarding these charges. Excluding the impact of the strengthening U.S. dollar, R&D expenses increased 6% and 2% for the three- and six-month periods ended June 30, 1998, respectively. The Company has been rationalizing R&D spending with the 1997 acquisition of Immuno. In addition, year-to-date R&D expenses in 1998 do not include expenditures relating to the Company's Immunotherapy division, due to the divestiture of that business during 1997.

During the first six months of 1998, the Company suspended enrollment in its United States and European clinical trials of its hemoglobin therapeutic, or "blood substitute", which is an oxygen-carrying intravenous solution derived from human hemoglobin (HemAssist). The Company suspended the trials in order to further analyze the data gathered to date and assess if the trials as currently designed can meet the established endpoints for efficacy and to ensure patient safety. This decision will delay the Company's ability to receive marketing clearance for HemAssist in the United States or Europe, which it had been expecting by late 1999 or early 2000. The Company will continue to work with clinical investigators and regulatory authorities to determine its options and, at this time, there has been no decision to terminate the HemAssist program.

The Company is in the process of constructing a manufacturing facility in Switzerland principally for HemAssist. The book value of the facility totaled approximately $92 million at June 30, 1998. In the event that, after further analysis, the Company decides to terminate or materially change the HemAssist program, management believes there would be alternative future uses for this facility. However, there is a risk that certain specialized assets within the facility could be impaired. The magnitude of the impairment, if any, has not been determined.

OTHER INCOME AND EXPENSE

Goodwill amortization increased in 1998 primarily as a result of the acquisition of Bieffe.

The increase in other expense for both the quarter and year-to-date periods primarily relates to the impact of changes in currency exchange rates.

PRETAX AND NET INCOME

Excluding the 1998 and 1997 in-process R&D charges relating to the acquisitions of Somatogen, Immuno and RMI, pretax income increased 8% during both the three- and six-month periods ended June 30, 1998.

Excluding the in-process R&D charges, the Company's effective income tax rate was 24% for the three- and six-month periods ended June 30, 1998 and 26% for the three- and six-month periods ended June 30, 1997. The effective income tax rate is lower in 1998 as compared to 1997 because a larger portion of the Company's earnings are being generated in lower tax jurisdictions.

RESTRUCTURING PROGRAMS
----------------------

Refer to "Item 1. Financial Statements" --Note 6 to the Condensed Consolidated Financial Statements for a discussion of the Company's restructuring charge, utilization of the reserves and headcount reductions to date. Management believes remaining restructuring reserves are adequate to complete the actions contemplated by the programs. Future cash expenditures will be funded by cash generated from operations.

The Company has substantially completed the 1993 program. Originally targeted annual pretax savings of approximately $130 million are being achieved. Management is partially investing these savings in R&D, new business initiatives, and expansion into growing international markets.

The Company is in the process of implementing the 1995 program, which is designed to eliminate excess plant capacity and reduce manufacturing costs. Management expects that the plant closures and consolidations in Puerto Rico will be substantially completed in 1999, and will help mitigate any future exposure to gross margin erosion arising from pricing pressures, primarily in the United States.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Management assesses the Company's liquidity in terms of its overall ability to mobilize cash to support ongoing business levels and to fund its growth. Management uses an internal performance measure called operational cash flow that evaluates each operating business and geographic region on all aspects of cash flow under its direct control.

Certain amounts on the Condensed Consolidated Balance Sheet, including accounts receivable and inventory, have increased significantly since December 31, 1997 primarily due to the acquisitions discussed above. Also contributing to the increase in total inventory are the regulatory and production issues impacting the Blood Therapies business' industry. In addition, the increase in accounts receivable reflects increased sales outside the United States, which have longer collection periods.

The following table reconciles cash flow provided by operations, as determined by generally accepted accounting principles, to operational cash flow:


-----------------------------------------------------------------------------------------------------------------------
                                                                                          Six months ended June 30,
(in millions)                                                                        1998                      1997
-----------------------------------------------------------------------------------------------------------------------
Cash flow from operations per the Company's
  Condensed Consolidated Statements of Cash Flows                                   $  91                     $ 146
Capital expenditures                                                                 (221)                     (149)
Net interest after tax                                                                 51                        49
Mammary implant litigation, net                                                        84                        30
-----------------------------------------------------------------------------------------------------------------------
Operational cash flow                                                               $   5                     $  76
=======================================================================================================================

The Company has exceeded its annual operational cash flow goals for the last three years. Management expects to achieve its goal of generating at least $500 million in operational cash flow in 1998.

Approximately $114 million of the total net cash flows used for acquisitions and investments in affiliates for the six months ended June 30, 1998 related to the acquisition of Bieffe, with the most of the remaining amount relating to the acquisition of Ohmeda. Net cash flows used for acquisitions and investments in affiliates for the six months ended June 30, 1997 related primarily to the acquisition of Immuno. Refer to "Item 1. Financial Statements" -- Note 4 to the Condensed Consolidated Financial Statements for further information regarding these acquisitions.

The Company's net-debt-to-capital ratio was 49.8% and 46.9% at June 30, 1998 and December 31, 1997, respectively. The increase in the ratio was primarily due to increased net debt as a result of the acquisition of Bieffe and Ohmeda. Management expects the ratio to decline to the low-40% range over time as a result of ongoing operations.

As authorized by the board of directors, the Company repurchases its stock to optimize its capital structure depending upon its operational cash flows, net debt level and current market conditions. In November 1995, the board of directors authorized the repurchase of up to $500 million over a period of several years, of which $267 million was repurchased as of December 31, 1996. No shares have been repurchased since the end of 1996. As discussed above, the Company's net-debt-to-capital ratio is currently 49.8% and, therefore, management does not presently intend to repurchase shares.

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

See "Part II - Item 1. Legal Proceedings" for a discussion of the Company's legal contingencies and related insurance coverage with respect to cases and claims relating to the Company's plasma-based therapies and mammary implants manufactured by the Heyer-Schulte division of American Hospital Supply Corporation, as well as other matters. Upon resolution of any of these matters, the Company may incur charges in excess of presently established reserves. While such future charges could have a material adverse impact on the Company's net income or cash flows in the period in which they are recorded or paid, management believes that the outcomes of these actions, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position.

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

Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are unreasonably expensive, or altogether unavailable. If the United States dollar continues to strengthen against most foreign currencies, the Company's growth rates in its sales and net earnings will continue to be negatively impacted.

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

NEW ACCOUNTING STANDARDS
------------------------

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997, and requires reclassification of prior-period financial statements. Statement No. 130 requires the presentation of comprehensive income, which consists of net income and other comprehensive income, and its components in a full set of financial statements. The Company's other comprehensive income consists of foreign currency translation adjustments, which currently are reported as a component of stockholders' equity. Additional items may be included in other comprehensive income in the future. The Company plans to display comprehensive income and its components in the Consolidated Statement of Stockholders' Equity in the year-end 1998 financial statements. The total of comprehensive income for the three- and six-month periods ended June 30, 1998 and 1997 is disclosed in "Item 1. Financial Statements" - Note 3 to the Condensed Consolidated Financial Statements.

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

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management is in the process of evaluating this standard and has not yet determined the future impact on the Company's consolidated financial statements.

In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. This SOP provides guidance on the financial reporting of start-up costs and organization costs and requires such costs, as defined, to be expensed as incurred. Initial application of the SOP is required to be reported as the cumulative effect of a change in accounting principle, as described in APB Opinion No. 20, "Accounting Changes". Management is in the process of evaluating this standard and has not yet determined the future impact on the Company's consolidated financial statements.

Review by Independent Public Accountants
----------------------------------------

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended June 30, 1998 has been performed by PricewaterhouseCoopers LLP, the Company's independent public accountants. Their report on the interim condensed consolidated financial information follows. There have been no material adjustments or disclosures proposed by PricewaterhouseCoopers LLP, which have not been reflected in the interim condensed consolidated financial information. Their report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                       Report of Independent Accountants
                       ---------------------------------


August 10, 1998



Board of Directors and Stockholders of
Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet as of June 30, 1998 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and condensed consolidated statements of cash flows for the six-month period ended June 30, 1998 and 1997 of Baxter International Inc. and its consolidated subsidiaries. This interim financial information is the responsibility of the Company's management.

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



PricewaterhouseCoopers LLP

                          PART II.  OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1. Legal Proceedings

Baxter International Inc. and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the Company or by companies that were acquired by Baxter. The most significant of these are reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. Material developments in such matters for the quarter ended June 30, 1998 are described below. Upon resolution of any of such matters, Baxter may incur charges in excess of presently established reserves. While such future charges could have a material adverse impact on the Company's net income or cash flows in the period in which they are recorded or paid, management believes that the outcomes of these actions, individually or in aggregate, will not have a material adverse effect on the Company's consolidated financial position.

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

As of June 30, 1998, Baxter, together with certain of its subsidiaries, had been named as a defendant or co-defendant in 7,606 lawsuits and 2,386 claims relating to mammary implants, brought by approximately 15,385 plaintiffs. Of those plaintiffs, 8,131 are currently included in the Revised Settlement described below, which accounts for 3,375 of the pending lawsuits against the Company. Additionally, 7,490 plaintiffs have opted out of the Revised Settlement (representing 4,187 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the Company. As of June 30, 1998, 2,869 of the opt-out plaintiffs had confirmed Heyer-Schulte product identification. Furthermore, during the second quarter of 1998, Baxter obtained dismissals, or agreements for dismissals, with respect to 741 plaintiffs.

In addition to the individual suits against the Company, a class action on behalf of all women with silicone mammary implants is pending in the United States District Court (U.S.D.C.) for the Northern District of Alabama involving most manufacturers of such implants, including Baxter (Lindsey, et al. v. Dow Corning, et al, U.S.D.C., N. Dist. Ala., CV 94-P-11558-S). The class action was certified for settlement purposes only on September 1, 1994, and the settlement terms were subsequently revised and approved on December 22, 1995 (the Revised Settlement). All appeals directly challenging the Revised Settlement have been dismissed.

Factor Concentrates Litigation
------------------------------

As previously reported in the Company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who have hemophilia, all seeking damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII or IX derived from human blood plasma (factor concentrates) processed by the Company from the late 1970s to the mid-1980s. None of these cases involves factor concentrates currently processed by the Company.

As of June 30, 1998, Baxter had been named in approximately 346 lawsuits and 411 claims in the United States, Canada, Ireland, Italy, Taiwan, Japan, Argentina and the Netherlands. The U.S.D.C. for the Northern District of Illinois has approved a class action settlement of all U.S. factor concentrate claims. As of June 30, 1998, approximately 6,000 claimant groups had been found eligible to participate in the settlement, and approximately 350 claimants had opted out of the settlement. Approximately 5,000 of the claimant groups had received payments as of June 30, 1998, and payments are expected to continue through the end of 1998 as releases are received from the remaining claimant groups.

In Japan, Baxter, the Japanese government and four other co-defendants have settled factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kuramoto. As of June 30, 1998, these Japanese cases involved 1,282 plaintiffs, of whom 1,252 had entered into settlements.

Other Litigation
----------------

As previously reported in the Company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the Company's Gammagard(R) IVIG. As of June 30, 1998, Baxter was a defendant in 83 lawsuits and 65 claims in the United States, Denmark, France, Germany, Italy, Spain, Sweden and the United Kingdom. Five suits currently pending in the United States have been filed as purported class actions, but only one has been certified. All U.S. federal court Gammagard(R) IVIG cases have been transferred to the U.S.D.C. for the Central District of California for case management under the Multi District Litigation rules. On February 21, 1996, the court certified a nationwide class of persons who had infused Gammagard(R) IVIG (Fayne, et al. v. Baxter Healthcare Corporation, U.S.D.C., C.D. Calif., ML-95-160-R). The Company sought and received an immediate stay of the class notice from the 9th Circuit Court of Appeals and subsequently filed a Writ of Mandamus seeking class decertification. On August 5, 1997, the 9th Circuit Court of Appeals denied the Writ of Mandamus but invited Baxter to challenge the class issues in the trial court. On July 20, 1998, the trial court again denied Baxter's challenge to the class certification. Baxter intends to challenge the trial court's decision.

As of September 30, 1996, Allegiance Corporation assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of June 30, 1998, the Company had been named as a defendant in 267 lawsuits, including the following purported class action:
Swartz v. Baxter Healthcare Corp., et al., Court of Common Pleas, Jefferson County, PA, 656-1997 C.D.

A purported class action was filed against Baxter, Caremark International Inc. (Caremark), C.A. (Lance) Piccolo, James G. Connelly and Thomas W. Hodson (all former officers of Caremark) alleging securities law disclosure violations in connection with the November 30, 1992 spin-off of Caremark in the Registration and Information Statement and subsequent SEC filings submitted by Caremark (Isquith v. Caremark International Inc., et al., U.S.D.C., N. Dist. Ill., 94C
5534). The trial court dismissed the action against the Company essentially on the ground that the plaintiffs lacked standing to bring this action, and on February 10, 1998, the 7th Circuit Court of Appeals affirmed the trial court's ruling. The plaintiffs have filed a petition for certiorari with the United States Supreme Court. Additionally, in February 1997, the plaintiffs served a separate state court action, styled as a class action, against Mr. Piccolo, Vernon R. Loucks Jr., William H. Gantz, William B. Graham and James R. Tobin, alleging violations of various state laws pertaining to the Caremark spin-off (Isquith, et. al. v. C.A. (Lance) Piccolo, et al., Circuit Court, Cook County, IL, Chancery Division, 96CH0013652). On April 9, 1998, the trial court dismissed the plaintiffs' case with prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on May 5, 1998 for the purpose of electing directors, approving the appointment of auditors, and voting on the other proposals listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Each of management's nominees for directors as listed in the proxy statement were elected with the number of votes set forth below:

-----------------------------------------------------------------------------------------------------------
                                                                                           Number of Votes
                                                                  -----------------------------------------
                                                                                                Abstained/
                                                                            In Favor              Withheld
                                                                  -----------------------------------------
Pei-yuan Chia                                                            242,030,212             3,024,373
Mary Johnston Evans                                                      241,935,587             3,118,998
Frank R. Frame                                                           241,979,007             3,075,578
Arnold J. Levine, Ph.D.                                                  242,092,662             2,961,923
Monroe E. Trout, M.D.                                                    242,027,620             3,026,965
------------------------------------------------------------------------------------------------------------------------

The results of other matters voted upon at the annual meeting are as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                Number of Votes
                                                  ----------------------------------------------------------------------------
                                                                                                                        Broker
                                                       In Favor             Against            Abstained             Non-Votes
                                                  ----------------------------------------------------------------------------
Approval of Price Waterhouse LLP (subsequently
 renamed PricewaterhouseCoopers LLP) as
 independent accountant for the Company for
 1998                                               244,093,140             573,655              387,790                     0

Approval of proposal to adopt the Company's
 1998 Incentive Compensation Program                196,216,719          47,307,782            1,530,084                     0

Approval of proposal to adopt the Company's
 Long-Term Incentive Plan                           216,580,459          26,846,887            1,627,239                     0

Defeat of the stockholder proposal relating to
 cumulative voting in the election of directors      67,761,708         138,736,425           18,247,641            20,308,811
------------------------------------------------------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on June 2, 1998, which reported under "Item 5 Other Events" the suspension of the European trauma trial for the Company's Hemoglobin Therapeutic.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BAXTER INTERNATIONAL INC.
                              -------------------------
                                    (Registrant)


Date: August 11, 1998         By:    Brian P. Anderson
                                     -----------------
                                     Brian P. Anderson
                                     Senior Vice President and Chief
                                     Financial Officer
                                     (Chief Accounting Officer)

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

-------------------------------------------------------------------------------

Number    Description of Exhibit
------    ----------------------

12        Computation of Ratio of Earnings to Fixed Charges

15        Letter Re Unaudited Interim Financial Information

27        Financial Data Schedule

          (All other exhibits have been omitted because they are not applicable or not required.)