Form 10-Q
period 1998-09-30
BAXTER INTERNATIONAL INC
filed 1998-11-12
CIK 10456

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       ---------      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       ---------      THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes  X        No_____
                                -----

  The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of November 5, 1998, the latest practicable date, was
                              285,993,166 shares.

                           BAXTER INTERNATIONAL INC.
                                   FORM 10-Q
               For the quarterly period ended September 30, 1998
                               TABLE OF CONTENTS


                                                                          Page Number
                                                                          -----------
Part I.    FINANCIAL INFORMATION
--------------------------------
Item 1.    Financial Statements
             Condensed Consolidated Statements of Income................            2
             Condensed Consolidated Balance Sheets......................            3
             Condensed Consolidated Statements of Cash Flows............            4
             Notes to Condensed Consolidated Financial Statements.......            5
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................            9
Review by Independent Public Accountants................................           19
Report of Independent Accountants.......................................           20

Part II.   OTHER INFORMATION
----------------------------
Item 1.    Legal Proceedings............................................           21
Item 6.    Exhibits and Reports on Form 8-K.............................           24
Signature...............................................................           25
Exhibits................................................................           26

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Baxter International Inc. and Subsidiaries
            Condensed Consolidated Statements of Income (unaudited)
                      (in millions, except per share data)

                                                                Three months ended                    Nine months ended
                                                                     September 30,                         September 30,
                                                            1998              1997                1998              1997
                                                          ------------------------              ------------------------
Operations
 Net sales                                                $1,649            $1,494              $4,763            $4,506

 Costs and expenses
  Cost of goods sold                                         916               825               2,605             2,462
  Marketing and administrative expenses                      361               325               1,029               995
  Research and development expenses                          102                97                 287               282
  Acquired research and development                            0                 0                 116               352
  Net litigation charge                                      178                 0                 178                 0
  Exit and other reorganization costs                        131                 0                 131                 0
  Interest, net                                               37                42                 122               124
  Goodwill amortization                                       13                11                  39                32
  Other income                                               (13)              (18)                 (6)              (21)
------------------------------------------------------------------------------------------------------------------------
  Total costs and expenses                                 1,725             1,282               4,501             4,226
------------------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                           (76)              212                 262               280
  Income tax expense                                          48                53                 159               162
------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                         ($124)             $159                $103              $118
------------------------------------------------------------------------------------------------------------------------

 Earnings (loss) per common share:
  Basic                                                    ($.43)             $.57                $.36              $.43
========================================================================================================================
  Diluted                                                  ($.43)             $.56                $.36              $.42
========================================================================================================================

 Weighted average number
  of common shares outstanding:
  Basic                                                      285               280                 283               277
========================================================================================================================
  Diluted                                                    285               285                 288               281
========================================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                          (in millions, except shares)

                                                                                September 30,             December 31,
                                                                                         1998                     1997
                                                                                  (unaudited)
                                                                               ---------------------------------------
Current assets     Cash and equivalents                                               $   478                  $   465
                   Accounts receivable                                                  1,485                    1,372
                   Notes and other current receivables                                    299                      367
                   Inventories                                                          1,366                    1,208
                   Short-term deferred income taxes                                       320                      253
                   Prepaid expenses                                                       278                      205
                 -----------------------------------------------------------------------------------------------------
                   Total current assets                                                 4,226                    3,870
----------------------------------------------------------------------------------------------------------------------
Property,          At cost                                                              4,701                    4,407
plant and          Accumulated depreciation and amortization                           (2,258)                  (2,047)
equipment        -----------------------------------------------------------------------------------------------------
                   Net property, plant and equipment                                    2,443                    2,360
----------------------------------------------------------------------------------------------------------------------
Other assets       Goodwill and other intangibles                                       1,783                    1,622
                   Insurance receivables                                                  461                      409
                   Other                                                                  658                      446
                 -----------------------------------------------------------------------------------------------------
                   Total other assets                                                   2,902                    2,477
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 9,571                  $ 8,707
======================================================================================================================

Current            Notes payable to banks                                             $   224                  $   102
liabilities        Current maturities of long-term debt and lease obligations              10                       42
                   Accounts payable and accrued liabilities                             2,005                    1,963
                   Income taxes payable                                                   502                      450
                 -----------------------------------------------------------------------------------------------------
                   Total current liabilities                                            2,741                    2,557
----------------------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                                    2,921                    2,635
----------------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                           531                      316
----------------------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                                          296                      210
----------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                               383                      370
----------------------------------------------------------------------------------------------------------------------
Stockholders'      Common stock, $1 par value, authorized 350,000,000
equity              shares, issued 291,248,251 shares in 1998 and
                    287,701,247 shares in 1997                                            291                      288
                   Additional contributed capital                                       2,059                    1,876
                   Retained earnings                                                      861                    1,006
                   Common stock in treasury, at cost, 5,453,569
                    shares in 1998 and 7,662,187 shares in 1997                          (232)                    (329)
                   Accumulated other comprehensive income                                (280)                    (222)
                 -----------------------------------------------------------------------------------------------------
                   Total stockholders' equity                                           2,699                    2,619
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                            $ 9,571                  $ 8,707
======================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (in millions)

---------------------------------------------------------------------------------------------------------
                                                                          Nine months ended September 30,
(brackets denote cash outflows)                                                    1998             1997
                                                                                   ----------------------
Cash flow        Net income                                                        $ 103            $ 118
from             Adjustments
operations         Depreciation and amortization                                     314              299
                   Deferred income taxes                                             (18)             109
                   Acquired research and development                                 116              352
                   Net litigation charge                                             178                0
                   Exit and other reorganization costs                               131                0
                   Other                                                             (13)             (16)
                 Changes in balance sheet items
                   Accounts receivable                                               (71)             (46)
                   Inventories                                                      (153)            (136)
                   Accounts payable and other accrued liabilities                    (48)            (169)
                   Net litigation payments                                            (1)            (201)
                   Other                                                             (97)             (77)
                 ----------------------------------------------------------------------------------------
                 Cash flow from operations                                           441              233
---------------------------------------------------------------------------------------------------------
Investment       Capital expenditures                                               (348)            (267)
activities       Acquisitions, net of cash received,
                   and investments in affiliates                                    (288)            (592)
                 Proceeds from asset dispositions                                      0                9
                 ----------------------------------------------------------------------------------------
                 Investment activities, net                                         (636)            (850)
---------------------------------------------------------------------------------------------------------
Financing        Issuance of debt and lease obligations                              498              505
activities       Redemption of debt and lease obligations                           (531)            (427)
                 Increase in debt with maturities
                   of three months or less, net                                      416              363
                 Common stock dividends                                             (248)            (235)
                 Stock issued under employee benefit plans                            90              107
                 ----------------------------------------------------------------------------------------
                 Financing activities, net                                           225              313
---------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash and equivalents                      (17)             (48)
---------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                           13             (352)
Cash and equivalents at beginning of period                                          465              761
---------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                              $ 478            $ 409
=========================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)

1. FINANCIAL INFORMATION
------------------------

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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments, except for the charges for in-process research and development, litigation and exit and other reorganization costs, are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

Certain reclassifications have been made to conform the 1997 financial statements to the 1998 presentation.

2. EARNINGS PER SHARE
---------------------

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

3. COMPREHENSIVE INCOME
-----------------------

In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and will be presented in the Consolidated Statement of Stockholders' Equity for the year ended December 31, 1998. Prior year financial statements will be reclassified to conform to the SFAS No. 130 requirements. The adoption of SFAS No. 130 had no impact on total stockholders' equity. Comprehensive income (loss) for the three and nine months ended September 30, 1998 was ($127) million and $45 million, respectively, and for the three and nine months ended September 30, 1997 was $67 million and ($130) million, respectively.

4. ACQUISITIONS
---------------

All acquisitions during the nine months ended September 30, 1998 and 1997 were accounted for under the purchase method. The purchase price of each acquisition was allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net tangible assets and liabilities acquired was allocated to intangible assets. On the basis of independent appraisals, a portion of the purchase price for certain of the acquisitions was allocated to in-process research and development (R&D) which, under generally accepted accounting principles, was immediately expensed.

Results of operations of acquired companies are included in the Company's results of operations as of the respective acquisition dates. Excluding the in-process R&D charges, had the 1998 and the 1997 acquisitions taken place on January 1 of 1998 or 1997, consolidated sales, net income (loss) and earnings
(loss) per share for the quarters and nine-month periods ended September 30, 1998 and 1997, respectively, would not have been significantly different from reported amounts.

Somatogen, Inc.
---------------

In May 1998, the Company acquired Somatogen, Inc. (Somatogen), a biopharmaceutical company that is developing recombinant oxygen-carrying therapeutics. The purchase price was approximately $206 million and was principally settled with 3,547,004 shares of Baxter International Inc. common stock. In addition, Somatogen shareholders are entitled to a contingent deferred cash payment of up to $2.00 per Somatogen share, or approximately $42 million, based on a percentage of sales of certain future products through the year 2007. Approximately $116 million of the purchase price was allocated to in-process R&D, and immediately expensed, as discussed above. In connection with the acquisition, the Company recorded a $37 million net deferred tax asset for the tax effect of Somatogen's net operating loss carryforward.

Pharmaceutical Products Division of the BOC Group
-------------------------------------------------

In April 1998, the Company acquired the Pharmaceutical Products Division of the BOC Group's Ohmeda health-care business, a manufacturer of gases and drugs used for general and local anesthesia, for approximately $94 million. The fair value of the identifiable net assets acquired exceeded the purchase price by approximately $136 million. Such excess was allocated to reduce the values assigned to noncurrent assets in determining their fair values.

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

Immuno International AG
-----------------------

In the first fiscal quarter of 1997, the Company acquired Immuno International AG, a global manufacturer of biopharmaceutical products and services for transfusion medicine. The acquisition cost was approximately $600 million plus assumption of $280 million of net debt. Approximately $61 million of the purchase price is being withheld to cover certain legal contingencies. Approximately $220 million of the purchase price was allocated to in-process R&D, and immediately expensed, as discussed above. Approximately $99 million of the purchase price was allocated to existing product technology and is being amortized on a straight-line basis over 20 years. Approximately $82 million of the purchase price was allocated to goodwill and is being amortized on a straight-line basis over 40 years.

5. INVENTORIES
--------------

Inventories consisted of the following:

--------------------------------------------------------------------------------
                                               September 30,        December 31,
                                                        1998                1997
(in millions)                                    (unaudited)
--------------------------------------------------------------------------------
Raw materials                                         $  334              $  279
Work in process                                          293                 243
Finished products                                        739                 686
--------------------------------------------------------------------------------
Total inventories                                     $1,366              $1,208
================================================================================

6. EXIT AND OTHER REORGANIZATION COSTS
--------------------------------------

In September 1998, the Company decided to end the clinical development of its first-generation oxygen-carrying therapeutic called HemAssist/TM/ (DCLHb) and focus its oxygen-carrying therapeutics research and development efforts on its second-generation program. Unlike the first-generation program, which was based on human hemoglobins, the second-generation program is based on genetically engineered hemoglobin molecules. In addition, the Company decided to exit certain non-strategic investments, primarily in Asia, and reorganize certain other activities. As a result of these decisions, the Company recorded a $131 million pre-tax charge primarily for asset writedowns and employee severance. Approximately $40 million of this charge relates to the employee severance associated with the elimination of approximately 400 positions worldwide. The majority of the asset writedowns relate to assets at the Company's manufacturing facility in Neuchatel, Switzerland that were used solely in the manufacture of HemAssist/TM/ (DCLHb). In 1999, the Company plans to begin modifications to this manufacturing facility, which was designed to manufacture a human hemoglobin product, to produce other of the Company's biopharmaceutical products. Such production is expected to commence at the Neuchatel facility in the next two to four years.

In September 1995, the Company recorded a restructuring charge of $103 million primarily to eliminate excess plant capacity and reduce manufacturing costs, as well as to initiate certain organizational structure changes. The charge predominantly relates to the closure of the intravenous-solutions plant and warehouse in Carolina, Puerto Rico. Production and warehousing will be transferred and consolidated into other facilities. The Company currently estimates that approximately 1,200 positions will be eliminated in total. Approximately 900 positions have been eliminated to date and completion of the plan is anticipated in early 1999. The original timetable for the program has been affected by delays in required governmental regulatory reviews relating to the transfer of equipment and production processes to other facilities in Puerto Rico and the United States. During the nine months ended September 30, 1998, approximately $7 million in reserves were utilized.

The restructuring program initiated in 1993 is substantially complete and achieved all employee headcount reduction and savings goals established at inception.

7. LEGAL PROCEEDINGS
--------------------

Refer to "Part II - Item 1. Legal Proceedings" below for the status of lawsuits and claims involving the Company and a discussion of the net litigation charge recorded in the third quarter of 1998.

8. INTEREST, NET
----------------

Net interest expense consisted of the following (unaudited):

-------------------------------------------------------------------------------
                                       Three months ended     Nine months ended
                                            September 30,         September 30,
(in millions)                              1998      1997       1998       1997
-------------------------------------------------------------------------------
Interest expense                          $  47     $  53      $ 149      $ 151
Interest income                             (10)      (11)       (27)       (27)
-------------------------------------------------------------------------------
Interest, net                             $  37     $  42      $ 122      $ 124
===============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Baxter International Inc.'s ("Baxter" or the "Company") 1997 Annual Report to Stockholders ("Annual Report") contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1997. In the Annual Report, management outlined its key financial objectives for 1998. These objectives and the results achieved through September 30, 1998 are summarized as follows:

-----------------------------------------------------------------------------------------------------------
                                                                  RESULTS THROUGH
          FULL YEAR 1998 OBJECTIVES                              SEPTEMBER 30, 1998
-----------------------------------------------------------------------------------------------------------
 .   Increase net sales approximately 10%,       .   Net sales during the nine months ended September
    before 1998 acquisitions and the impact         30, 1998 increased 7% before 1998 acquisitions and
    of foreign exchange.                            before the effect of the strengthening U.S. dollar,
                                                    and increased 6% including acquisitions and at actual
                                                    currency translation rates.  Management expects the
                                                    sales growth percentage for the full year to be in the
                                                    high single digits before 1998 acquisitions and the
                                                    impact of foreign exchange, and approximately 10% after
                                                    1998 acquisitions and before the impact of foreign
                                                    exchange.
-----------------------------------------------------------------------------------------------------------

 .   Grow earnings in the mid-teens, before      .   Excluding the charges for acquired research and
    the impact of foreign exchange, and in          development, litigation and exit and other
    the low double digits after absorbing the       reorganization costs, net income for the nine months
    impact of foreign exchange.                     ended September 30, 1998 increased approximately 19%
                                                    before the impact of foreign exchange, and increased
                                                    11% after absorbing the impact of foreign exchange.
-----------------------------------------------------------------------------------------------------------
 .   Generate at least $500 million in           .   The Company had operational cash flow of $165
    operational cash flow, after investing          million during the nine months ended September 30,
    approximately $1 billion in capital             1998.  The total of capital expenditures and research
    improvements and research and development.      and development expenses, excluding the acquired
                                                    research and development charge, was $635 million for
                                                    the nine months ended September 30, 1998.
-----------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

NET SALES TRENDS

------------------------------------------------------------------------------------------------------------------------------
                                 Three months ended                                   Nine months ended
                                    September 30,                Percent                September 30,                Percent
(in millions)                   1998             1997           Increase            1998             1997           Increase
------------------------------------------------------------------------------------------------------------------------------
International                  $  881           $  804                9%           $2,532           $2,401                5%
United States                     768              690               11%            2,231            2,105                6%
------------------------------------------------------------------------------------------------------------------------------
Total net sales                $1,649           $1,494               10%           $4,763           $4,506                6%
==============================================================================================================================

Without the effect of changes in foreign exchange rates, total net sales growth was 14% and 10% for the three- and nine-month periods ended September 30, 1998, respectively.

Growth in international sales for the three- and nine-month periods ended September 30, 1998, excluding the impact of foreign exchange, was 16% and 13%, respectively. Sales in the Blood Therapies business were strong during the third quarter of 1998, particularly with respect to the Company's genetically engineered blood clotting factor for people with hemophilia. Also contributing to the sales growth rates for both the quarter and year-to-date period was the1998 acquisition of Bieffe Medital S.p.A. (Bieffe). Refer to "Item 1. Financial Statements" - Note 4 to the Condensed Consolidated Financial Statements for further information regarding this acquisition. Partially offsetting the impact of this acquisition were reduced sales due to the termination of the European distribution agreement with Allegiance Corporation. Strong sales of the Company's peritoneal dialysis products and services used to treat kidney disease and tissue valves used in heart-valve therapy contributed to the international sales growth rate for both the three- and nine-month periods ended September 30, 1998. Growth was particularly strong in Latin America, where sales rose more than 20% over the prior year quarter and year-to-date period.

Favorably impacting domestic sales growth in the quarter and year-to-date period was the April 1998 acquisition of the Pharmaceutical Products Division of the BOC Group's Ohmeda health-care business (Ohmeda). Refer to "Item 1. Financial Statements" - Note 4 to the Condensed Consolidated Financial Statements for further information regarding this acquisition. Sales in the Blood Therapies business increased during the third quarter of 1998 due to improved product supply levels. Sales in the Blood Therapies business had recently been unfavorably affected by regulatory and production issues that have impacted and continue to impact the supply of factor concentrates in the entire industry. Continued strong demand for the Company's tissue heart valves, increased sales as a result of the multiyear agreement with Premier, a major U.S. group of customers, and sales of the Colleague/TM/ volumetric infusion pump, which was introduced in 1997, also contributed to domestic sales growth in both the quarter and year-to-date period. Competitive pressures in the United States continue to unfavorably affect sales growth across certain product lines.

Management believes recent sales trends will continue in the fourth quarter and into 1999, with significant sales growth generated from the Blood Therapies business due to the previously discussed improved product supply levels.

GROSS MARGIN AND EXPENSE RATIOS

-------------------------------------------------------------------------------------------------------
                                 Three months ended                    Nine months ended
                                   September 30,         Increase        September 30,        Increase
                                  1998        1997      (decrease)      1998       1997      (decrease)
-------------------------------------------------------------------------------------------------------
Gross profit margin              44.5%       44.8%       (.3 pts)      45.3%      45.4%        (.1 pt)
Marketing and
 administrative expenses         21.9%       21.8%        .1 pt        21.6%      22.1%        (.5 pts)
-------------------------------------------------------------------------------------------------------

The gross profit margin decreased slightly in both the three- and nine-month periods ended September 30, 1998 due partially to a less favorable mix of sales. In addition, due to the increased regulatory activity in the factor concentrates industry, as discussed above, the Blood Therapies business has experienced unfavorable manufacturing variances that negatively impacted the gross profit margin during the third quarter of 1998. Management expects the gross profit margin for the full year to be approximately 45%, as unfavorable manufacturing variances will continue to have an impact in the fourth quarter of 1998.

The Company has offset the incremental costs of expanding into developing markets and new business initiatives with a continued focus on cost control across all business units, coupled with realizing benefits of integrating recent acquisitions and implementing the reorganization programs discussed below. Management expects to further leverage costs in the fourth quarter of 1998.

RESEARCH AND DEVELOPMENT

-------------------------------------------------------------------------------------------------------
                                 Three months ended                   Nine months ended
                                   September 30,         Percent        September 30,        Percent
(in millions)                     1998        1997      Increase       1998       1997      Increase
-------------------------------------------------------------------------------------------------------
Research and
 development expenses             $102        $97            5%        $287       $282            2%
As a percent of sales              6.2%       6.5%                      6.0%       6.3%
-------------------------------------------------------------------------------------------------------

Research and development ("R&D") expenses above exclude the in-process R&D charges recorded in 1998 and 1997 relating to the acquisitions of Somatogen, Inc. (Somatogen), Immuno International AG (Immuno) and Research Medical, Inc.
(RMI). Refer to "Item 1. Financial Statements" - Note 4 to the Condensed Consolidated Financial Statements for further information regarding these charges. The Company continues to rationalize R&D spending with the 1997 acquisition of Immuno.

As discussed in "Item 1. Financial Statements" - Note 6 to the Condensed Consolidated Financial Statements, during the third quarter of 1998, the Company recorded a charge to earnings relating to the writedown of assets at the Neuchatel, Switzerland facility that were used solely in the manufacture of HemAssist /TM/(DCLHb), and related employee severance costs. Management anticipates that a significant portion of its R&D spending relating to the first-generation HemAssist /TM/(DCLHb) program will be refocused on the second-generation oxygen-carrying therapeutics program as well as on other R&D initiatives.

OTHER INCOME AND EXPENSE

As further discussed in "Item 1. Financial Statements" - Note 7 to the Condensed Consolidated Financial Statements, during the third quarter of 1998, the Company recorded a $178 million net litigation charge relating to mammary implants, plasma-based therapies and other litigation.

As further discussed in "Item 1. Financial Statements" - Note 6 to the Condensed Consolidated Financial Statements, and as noted above, during the third quarter of 1998, the Company recorded a $131 million charge as a result of its decision to end its first-generation oxygen-carrying therapeutics program, exit certain non-strategic investments, primarily in Asia, and reorganize certain other activities.

Net interest expense decreased for both the quarter and year-to-date period principally due to a higher level of foreign currency denominated debt, which bears a lower interest rate, partially offset by higher debt levels due to the acquisitions of Bieffe and Ohmeda.

Goodwill amortization increased in 1998 primarily as a result of the acquisition of Bieffe.

Included in other income in the three months ended September 30, 1998 and 1997 are gains of $20 million and $17 million, respectively, relating to the disposal of certain minority investments. The remainder of other income or expense for the quarter and year-to date periods in both 1998 and 1997 relates primarily to the impact of changes in currency exchange rates.

PRETAX AND NET INCOME

Excluding the 1998 and 1997 acquired R&D charges relating to the acquisitions of Somatogen, Immuno and RMI, and excluding the 1998 charges for net litigation costs and exit and other reorganization costs, pretax income increased 10% and 9% during the quarter and nine-month period ended September 30, 1998, respectively.

Excluding the above-mentioned charges, the Company's effective income tax rate was 24% for the both three- and nine-month periods ended September 30, 1998 and 25% and 26% for the three- and nine-month periods ended September 30, 1997, respectively. The effective income tax rate is lower in 1998 as compared to 1997 because a larger portion of the Company's earnings were generated in lower tax jurisdictions.

EXIT AND OTHER REORGANIZATION COSTS

Refer to "Item 1. Financial Statements" - Note 6 to the Condensed Consolidated Financial Statements for a discussion of the Company's charges, utilization of the reserves and headcount reductions to date. Management believes remaining reserves are adequate to complete the actions contemplated by the programs. Future cash expenditures will be funded by cash generated from operations.

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

Certain amounts on the Condensed Consolidated Balance Sheet, including accounts receivable and inventory, have increased since December 31, 1997 due to the acquisitions discussed above. Contributing to the increase in inventory are the regulatory and production issues in the Blood Therapies business which are also affecting all companies in this industry segment. In addition, accounts receivable have increased due to higher sales outside the United States, which have longer collection periods. Notes and other current receivables decreased significantly since December 31, 1997 due principally to collections from insurance companies related to the Company's mammary implant litigation.

The following table reconciles cash flow provided by operations, as determined by generally accepted accounting principles, to operational cash flow:

-------------------------------------------------------------------------------
                                                Nine months ended September 30,
(in millions)                                               1998           1997
-------------------------------------------------------------------------------
Cash flow from operations per the Company's
 Condensed Consolidated Statements of Cash Flows           $ 441          $ 233
Capital expenditures                                        (348)          (267)
Net interest after tax                                        73             73
Mammary implant litigation, net                               (1)            56
-------------------------------------------------------------------------------
Operational cash flow                                      $ 165          $  95
===============================================================================

The increase in cash flow from operations for the nine months ended September 30, 1998 is due to significantly lower net litigation payouts related to plasma-based therapies in the current period. The Company has exceeded its annual operational cash flow goals for the last three years. Management expects to achieve its goal of generating at least $500 million in operational cash flow in 1998.

Approximately $134 million and $94 million of the total net cash flows used for acquisitions and investments in affiliates for the nine months ended September 30, 1998 related to the acquisitions of Bieffe and Ohmeda, respectively, with the remainder primarily related to acquisitions of dialysis centers in international markets. Approximately $497 million and $48 million of the total net cash flows used for acquisitions and investments in affiliates for the nine months ended September 30, 1997 related to the acquisitions of Immuno and Bieffe, respectively. Refer to "Item 1. Financial Statements" --Note 4 to the Condensed Consolidated Financial Statements for further information regarding these acquisitions.

The Company's net-debt-to-capital ratio was 49.8% and 46.9% at September 30, 1998 and December 31, 1997, respectively. The increase in the ratio was primarily due to increased net debt as a result of the acquisitions of Bieffe and Ohmeda, currency translation and the charges for acquired R&D, net litigation costs and exit and other reorganization costs recorded during the nine months ended September 30, 1998. Management expects the ratio to decline to the low-40% range over time as a result of ongoing operations.

As authorized by the board of directors, the Company repurchases its stock from time to time to optimize its capital structure depending upon its operational cash flows, net debt level and current market conditions. In November 1995, the board of directors authorized the repurchase of up to $500 million over a period of several years, of which $267 million was repurchased as of December 31, 1996. No shares have been repurchased since the end of 1996. As discussed above, the Company's net-debt-to-capital ratio is currently 49.8% and, therefore, management does not presently intend to repurchase shares.

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

YEAR 2000
---------

The Company has developed, and is implementing, a comprehensive program to address Year 2000 issues pertaining to both information technology (IT) and non-IT systems. The program is monitored by a steering committee comprised of senior management in key functional areas, which periodically reports to the audit committee of the board of directors as to the program's status. The program consists of identification, compliance and post-implementation phases and considers the effect of the Year 2000 on the Company's internal systems, customers, products and services, and manufacturing systems, as well as on its suppliers and other critical business partners. The current status of these areas of scope vary, with the compliance and post-implementation phases proceeding in parallel.

The Company has begun upgrading, replacing or modifying non-compliant internal systems. All major systems are expected to be Year 2000 compliant, based on a phased implementation plan, by the end of the third quarter of 1999. To date, the Company has achieved all major milestones relating to this initiative.

Products affected by the Year 2000 issue have been identified and product modifications and replacements are expected to be complete by mid-1999. The Company has launched a Year 2000 website for its customers that includes a complete list of the Company's electronic medical products, detailed and frequently updated information regarding the status of the Year 2000 affected products, and other information regarding the Company's Year 2000 program.

The Company is actively addressing systems in its manufacturing plants and other facilities and expects remediation decisions for critical items to be made by the end of 1998 and implementation of required changes for all date-dependent items to be completed by mid-1999. In addition, the Company has initiated communications, which include solicitation of written responses to questionnaires and follow-up meetings, with critical suppliers and other business partners to determine the extent to which any Year 2000 issues affecting such third parties will affect the Company. Such communications are ongoing and are expected to continue through the end of 1999, with action plans developed and implemented as necessary.

The total cost to upgrade or replace systems that would not have been Year 2000 ready is estimated to be approximately $130 million. This amount will be capitalized and amortized over the systems' estimated useful lives. Approximately fifty percent of this total has been expended to date, with the remainder to be substantially expended by the end of 1999. None of the Company's systems are being upgraded or replaced solely to address Year 2000 issues, although in some cases the timing of the system upgrades and replacements is being accelerated. Based upon the Company's current estimates, and information available at this time, incremental out-of-pocket costs of the Year 2000 program, which are required to be expensed as incurred, have been and are expected to be immaterial to the Company's financial results. A large part of the Year 2000 effort has been accomplished through the redeployment of existing resources. The cost of such redeployment or of internal management time has not been specifically quantified. However, no critical projects of the Company have been deferred due to the Year 2000 program. Management does not believe there has been or will be a significant disruption to the Company's business due to the Year 2000 remediation effort.

Management of the Company believes that its program will be effective to resolve the Year 2000 issue in a timely manner. The Company has, however, begun contingency planning to address any situations that may arise in which the readiness of the Company's internal technology or that of third parties is not reasonably expected to be adequate, and where practical alternatives are available. There can be no assurance that the Company's Year 2000 program or the programs of critical business partners will be successful. Any failure to adequately address the Year 2000 issue could significantly disrupt the Company's operations and possibly lead to litigation against the Company. The costs and expenses associated with any such failure or litigation, or with any disruptions in the economy in general as a result of the Year 2000, are not presently estimable, but could have a material adverse effect on the Company's business and results of operations.

EURO CONVERSION
---------------

On January 1, 1999, eleven of the fifteen countries which are members of the European Union are scheduled to introduce a new currency called the "euro." The conversion rates between the euro and the participating nations' currencies will be fixed irrevocably as of January 1, 1999. Prior to full implementation of the new currency on January 1, 2002, there will be a transition period during which parties may use either the existing currencies or the euro to pay for goods and services.

Action plans are currently being implemented which are expected to result in compliance with all laws and regulations relating to the euro conversion. Management expects that the adaptation of its information technology and other systems to accommodate euro-denominated transactions as well as the requirements of the transition period will not have a material impact on the company's results of operations. The Company is also addressing the impact of the euro on currency exchange rate risk, taxation, contracts, competition and pricing.
While it is not possible to accurately predict the impact the euro will have on the Company's business or on the economy in general, management currently does not anticipate that the euro conversion will have a material adverse impact on the Company's results of operations or financial condition.

LEGAL PROCEEDINGS
-----------------

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

FORWARD-LOOKING INFORMATION
---------------------------

The matters discussed in this section that are not historical facts include forward-looking statements. These statements are based on the Company's current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the Company and the health-care arenas in which it operates. The factors below in some cases have affected and could affect the Company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include technological advances in the medical field, unforeseen information technology issues related to the Company or third parties, economic conditions, demand and market acceptance risks for new and existing products, technologies and health-care services, the impact of competitive products and pricing, manufacturing capacity, new plant start-ups, global regulatory, trade and tax policies, continued price competition, product development risks, including technological difficulties, ability to enforce patents and unforeseen commercialization and regulatory factors. In particular, the Company, as well as other companies in its industry, is experiencing increased regulatory activity by the U.S. Food and Drug Administration with respect to its plasma-based biologicals and its complaint-handling systems.

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

NEW ACCOUNTING AND DISCLOSURE STANDARDS
---------------------------------------

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997, and requires reclassification of prior-period financial statements. Statement No. 130 requires the presentation of comprehensive income, which consists of net income and other comprehensive income, and its components in a full set of financial statements. The Company's other comprehensive income consists of foreign currency translation adjustments, which currently are reported as a component of stockholders' equity. Additional items may be included in other comprehensive income in the future. The Company plans to display comprehensive income and its components in the Consolidated Statement of Stockholders' Equity in the year-end 1998 financial statements. The total of comprehensive income for the three- and nine-month periods ended September 30, 1998 and 1997 is disclosed in "Item 1. Financial Statements" - Note 3 to the Condensed Consolidated Financial Statements.

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

Review by Independent Public Accountants
----------------------------------------

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 1998 has been performed by PricewaterhouseCoopers LLP, the Company's independent public accountants. Their report on the interim condensed consolidated financial information follows. There have been no material adjustments or disclosures proposed by PricewaterhouseCoopers LLP, which have not been reflected in the interim condensed consolidated financial information. Their report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                       Report of Independent Accountants
                       ---------------------------------




November 10, 1998



Board of Directors and Stockholders of
Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet as of September 30, 1998 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and condensed consolidated statements of cash flows for the nine-month period ended September 30, 1998 and 1997 of Baxter International Inc. and its consolidated subsidiaries. This interim financial information is the responsibility of the Company's management.

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



PricewaterhouseCoopers LLP

                          PART II.  OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

Baxter International Inc. and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the Company or by companies that were acquired by Baxter. The most significant of these are reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Report on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998. Material developments in such matters for the quarter ended September 30, 1998 are described below. Upon resolution of any of such matters, Baxter may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the Company's net income and net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Baxter's consolidated financial position.

Mammary Implant Litigation

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

As of September 30, 1998, Baxter, together with certain of its subsidiaries, had been named as a defendant or co-defendant in 7,362 lawsuits and 2,021 claims relating to mammary implants, brought by approximately 15,344 plaintiffs. Of those plaintiffs, 8,020 are currently included in the Revised Settlement described below, which accounts for 3,296 of the pending lawsuits against the Company. Additionally, 7,113 plaintiffs have opted out of the Revised Settlement (representing 3,940 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the Company. As of September 30, 1998, 2,589 of the opt-out plaintiffs had confirmed Heyer-Schulte product identification. Furthermore, during the third quarter of 1998, Baxter obtained dismissals, or agreements for dismissals, with respect to 652 plaintiffs.

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

In the third quarter of 1998, Baxter accrued an additional $250 million for its estimated liability resulting from the class action settlement and remaining opt-out cases and claims.

Substantially more women have both participated in, and opted out of, the global class action than originally anticipated, thereby increasing the total estimated costs of this litigation and necessitating an increase in litigation reserves. Baxter recorded a receivable for related estimated insurance recoveries of $121 million, resulting in an additional net charge of $129 million.

Plasma-based Therapies Litigation

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

As of September 30, 1998, Baxter had been named in approximately 348 lawsuits and 411 claims in the United States, Canada, Ireland, Italy, Taiwan, Japan, Argentina and the Netherlands. The U.S.D.C. for the Northern District of Illinois has approved a class action settlement of all U.S. factor concentrate claims. As of September 30, 1998, approximately 6,100 claimant groups had been found eligible to participate in the settlement, and approximately 350 claimants had opted out of the settlement. Approximately 5,500 of the claimant groups had received payments as of September 30, 1998, and payments are expected to continue through the end of 1998 as releases are received from the remaining claimant groups.

In Japan, Baxter, the Japanese government and four other co-defendants have settled factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kuramoto. As of September 30, 1998, these Japanese cases involved 1,284 plaintiffs, of whom 1,259 had entered into settlements.

As previously reported in the Company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the Company's Gammagard(R) IVIG. As of September 30, 1998, Baxter was a defendant in 68 lawsuits and 63 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. Five suits currently pending in the United States have been filed as purported class actions, but only one has been certified. All U.S. federal court Gammagard(R) IVIG cases have been transferred to the U.S.D.C. for the Central District of California for case management under the Multi District Litigation rules. On February 21, 1996, the court certified a nationwide class of persons who had infused Gammagard(R) IVIG (Fayne, et al. v. Baxter Healthcare Corporation, U.S.D.C., C.D. Calif., ML-95-160-R). The Company sought and received an immediate stay of the class notice from the 9th Circuit Court of Appeals and subsequently filed a Writ of Mandamus seeking class decertification. On August 5, 1997, the 9th Circuit Court of Appeals denied the Writ of Mandamus but invited Baxter to challenge the class issues in the trial court. On July 20, 1998, the trial court again denied Baxter's challenge to the class certification. Baxter intends to appeal this decision to the 9th Circuit Court of Appeals.

The Company has settled and continues to settle claims and lawsuits relating to its plasma-based therapies through court-ordered mediation and other mechanisms. Based on this and other currently available information, the Company has revised its estimate of liabilities and insurance recoveries and, in the third quarter of 1998, accrued an additional $180 million for its estimated liability for plasma-based therapies litigation and other litigation and recorded a receivable for related estimated insurance recoveries of $131 million, for a net charge of $49 million.

Other Litigation

As of September 30, 1996, Allegiance Corporation assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of September 30, 1998, the Company had been named as a defendant in 303 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corp., et al., Court of Common Pleas, Jefferson County, PA, 656-1997 C.D.

A purported class action was filed against Baxter, Caremark International Inc. (Caremark), C.A. (Lance) Piccolo, James G. Connelly and Thomas W. Hodson (all former officers of Caremark) alleging securities law disclosure violations in connection with the November 30, 1992 spin-off of Caremark in the Registration and Information Statement and subsequent SEC filings submitted by Caremark (Isquith v. Caremark International Inc., et al., U.S.D.C., N. Dist. Ill., 94C
5534). The trial court dismissed the action against the Company essentially on the ground that the plaintiffs lacked standing to bring this action, and on February 10, 1998, the 7th Circuit Court of Appeals affirmed the trial court's ruling. The plaintiffs filed a petition for certiorari with the United States Supreme Court which was denied on October 5, 1998 and this federal suit is now concluded. Additionally, in February 1997, the plaintiffs served a separate state court action, styled as a class action, against Mr. Piccolo, Vernon R. Loucks Jr., William H. Gantz, William B. Graham and James R. Tobin, alleging violations of various state laws pertaining to the Caremark spin-off (Isquith, et. al. v. C.A. (Lance) Piccolo, et al., Circuit Court, Cook County, IL, Chancery Division, 96CH0013652). On April 9, 1998, the trial court dismissed the plaintiffs' case with prejudice. Plaintiffs' appeal to the Illinois Appellate Court is pending.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on September 16, 1998, which reported under "Item 5 -- Other Events" the decision to end clinical development of the Company's first-generation oxygen-carrying therapeutics program.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BAXTER INTERNATIONAL INC.
                                 ------------------------------
                                      (Registrant)


Date: November 10, 1998          By:  Brian P. Anderson
                                      -----------------
                                      Brian P. Anderson
                                      Senior Vice President and Chief
                                      Financial Officer
                                      (Chief Accounting Officer)

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