Form 10-K
period 1998-12-31
BAXTER INTERNATIONAL INC
filed 1999-03-19
CIK 10456

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

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 for the fiscal year ended December 31, 1998
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 for the transition period from __________ to __________

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

                                                      Name of each exchange
Title of each class                                   on which registered
                                                      --------------------
Common stock, $1 par value                            New York Stock Exchange,
                                                      Inc.
                                                      Chicago Stock Exchange,
                                                      Inc.
                                                      Pacific Exchange, Inc.

Preferred Stock Purchase Rights                       New York Stock Exchange,
(currently traded with common stock)                  Inc.
                                                      Chicago Stock Exchange,
                                                      Inc.
                                                      Pacific Exchange, Inc.

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting common equity held by non-affiliates of the registrant (based on the per share closing sale price of $73.25 on March 5, 1999, and for the purpose of this computation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $20.8 billion. There is no non-voting common equity held by non-affiliates of the registrant.

  The number of shares of the registrant's common stock, $1 par value, outstanding as of March 5, 1999, was 287,041,108.

                      Documents Incorporated By Reference

  Those sections or portions of the registrant's annual report to stockholders for fiscal year ended December 31, 1998 and of the registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on May 4, 1999, described in the cross reference sheet and table of contents attached hereto are incorporated by reference in this report.

-------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      and
                               TABLE OF CONTENTS

                                                                  Page Number or
                                                                   (Reference)
                                                                       (1)
                                                                  --------------
 Item 1.  Business
          (a) General Development of Business..................          1(2)
          (b) Financial Information about Industry Segments....          1(3)
          (c) Narrative Description of Business................          1(4)
          (d) Financial Information about Foreign and Domestic
             Operations and Export Sales.......................          6(5)
 Item 2.  Properties...........................................          7
 Item 3.  Legal Proceedings....................................          7
 Item 4.  Submission of Matters to a Vote of Security Holders..         11
 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters..................................         12(6)
 Item 6.  Selected Financial Data..............................         12(7)
 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................         12(8)
 Item 7A. Quantitative and Qualitative Disclosures about Market
          Risk.................................................         12(9)
 Item 8.  Financial Statements and Supplementary Data..........         12(10)
 Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..................         12
 Item 10. Directors and Executive Officers of the Registrant
          (a) Identification of Directors......................         13(11)
          (b) Identification of Executive Officers.............         13
          (c) Compliance with Section 16(a) of the Securities
          Exchange Act of 1934.................................         15
 Item 11. Executive Compensation...............................         15(12)
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management...........................................         15(13)
 Item 13. Certain Relationships and Related Transactions.......         15
 Item 14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K..........................................         16
          (a) Financial Statements.............................         16
          (b) Reports on Form 8-K..............................         16
          (c) Exhibits ........................................         16

--------
 (1) Information incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 1998 ("Annual Report") and the board of directors' proxy statement for use in connection with the Registrant's annual meeting of stockholders to be held May 4, 1999 ("Proxy Statement").
 (2) Annual Report, pages 36-50, section entitled "Notes to Consolidated Financial Statements" and pages 21-30, section entitled "Management's Discussion and Analysis."
 (3) Annual Report, pages 48-49, section entitled "Notes to Consolidated Financial Statements--Segment Information."
 (4) Annual Report, pages 21-30, section entitled "Management's Discussion and Analysis" and pages 48-49, section entitled "Notes to Consolidated Financial Statements--Segment Information."
 (5) Annual Report, pages 48-49, section entitled "Notes to Consolidated Financial Statements--Segment Information."
 (6) Annual Report, page 50, section entitled "Notes to Consolidated Financial Statements--Quarterly Financial Results and Market for the Company's Stock (Unaudited)."
 (7) Annual Report, inside back cover, section entitled "Five-Year Summary of Selected Financial Data."
 (8) Annual Report, pages 21-30, section entitled "Management's Discussion and Analysis."
 (9) Annual Report, pages 27-28, section entitled "Financial Instrument Market Risk."
(10) Annual Report, pages 31-50, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity" and "Notes to Consolidated Financial Statements."
(11) Proxy Statement, pages 4-7, section entitled "Board of Directors-- Director Biographies."
(12) Proxy Statement, pages 9 and 14-17, sections entitled "Compensation of Directors" and "Executive Compensation" and page 17, section entitled "Pension Plan, Excess Plans and Supplemental Plans."
(13) Proxy Statement, pages 19-20, section entitled "Ownership of Baxter
     Stock."

-------------------------------------------------------------------------------


   Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015
-------------------------------------------------------------------------------
                                    PART I

-------------------------------------------------------------------------------

Item 1. Business.

(a) General Development of Business.

  Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, except as otherwise indicated in information incorporated by reference, "Baxter" means Baxter International Inc. and the "Company" means Baxter and its subsidiaries.

  The Company is engaged in the worldwide development, distribution and manufacture of a diversified line of products, systems and services used primarily in the health-care field. Products are manufactured by the Company in 28 countries and sold in over 100 countries. Health care is concerned with the preservation of health and with the diagnosis, cure, mitigation and treatment of disease and body defects and deficiencies. The Company's products are used by hospitals, clinical and medical research laboratories, blood and dialysis centers, rehabilitation centers, nursing homes, doctors' offices and by patients, at home, under physician supervision.

  For information regarding significant acquisitions, investments in affiliates and divestitures, see the Company's Annual Report to Stockholders for the year ended December 31, 1998 (the "Annual Report"), pages 37-39, section entitled "Notes to Consolidated Financial Statements--Acquisitions and Divestitures" which is incorporated by reference. See also "Recent Acquisitions."

(b) Financial Information About Industry Segments.

  Incorporated by reference from the Annual Report, pages 48-49, section entitled "Notes to Consolidated Financial Statements--Segment Information."

(c) Narrative Description of Business.

Recent Acquisitions

 Somatogen, Inc.

  In May 1998, the Company acquired Somatogen, Inc. ("Somatogen"), a biopharmaceutical company which is developing recombinant hemoglobin technology. The purchase price was approximately $206 million and was principally settled with 3,547,004 shares of Baxter common stock. In addition, Somatogen shareholders are entitled to a contingent deferred cash payment of up to $2.00 per Somatogen share, based on a percentage of sales of certain future products through the year 2007.

 Bieffe Medital S.p.A.

  In early 1998, the Company acquired a majority interest in Bieffe Medital S.p.A., a European manufacturer of dialysis and intravenous solutions and containers, with the remaining shares purchased in July 1998. The total purchase price was approximately $188 million.

Company Overview

  The Company operates as a global leader in critical therapies for life-threatening conditions. It develops, manufactures and markets products and technologies related to the blood and circulatory system. The Company conducts its businesses in four segments: Blood Therapies, which develops biopharmaceutical and blood collection and separation products and technologies; I.V. Systems/Medical Products, which develops technologies and systems to improve intravenous ("I.V.") medication delivery and distributes medical products; Renal, which develops products and provides services to treat end-stage kidney disease; and CardioVascular, which develops products and provides services to treat late-stage heart disease and vascular disorders. These four businesses enjoy leading positions in the medical products and services fields. Unless otherwise indicated, each of the factors discussed in this Part I do not materially differ in their impact across each of the Company's four segments.

  Information about operating results is incorporated by reference from the Annual Report, pages 21-30, section entitled "Management's Discussion and Analysis" and pages 48-49, section entitled "Notes to Consolidated Financial Statements--Segment Information."

The Company's Businesses

 Blood Therapies

  The Company's Blood Therapies segment develops and manufactures therapeutic proteins from human blood plasma and through recombinant methods. These proteins are used to treat hemophilia, immune deficiencies and other blood-related disorders. The Blood Therapies business also manufactures blood-collection containers and automated blood-cell separation and collection systems used by hospitals and blood banks to collect blood components. These components are used to treat patients undergoing surgery, cancer therapy and other therapies. Products used by plasma centers to collect plasma for fractionation are also manufactured by this business.

 I.V. Systems/Medical Products

  The Company's I.V. Systems/Medical Products segment provides a range of products that deliver fluids and drugs to patients, and is the leading manufacturer and marketer of intravenous products for use in hospitals and other health-care settings. These products include I.V. solutions in flexible plastic containers, I.V. tubing sets, electronic infusion pumps, I.V. nutrition products, anesthesia products and pharmaceutical agents, and ambulatory I.V. delivery systems.

 Renal

  The Company's Renal segment provides products and services for kidney dialysis--the primary treatment for end-stage renal disease, or kidney failure. This business is a leading manufacturer of products for peritoneal dialysis, a home-based renal therapy, and it also manufactures products for hemodialysis, a treatment administered in a hospital or clinic. In selected international markets, through its Renal Therapy Services unit, this business operates dialysis clinics. Through Renal Management Strategies Inc., it also works in concert with United States nephrologists as a kidney-disease management company.

 CardioVascular

  The Company's CardioVascular segment develops and manufactures products to treat late-stage heart disease and vascular disorders. These products include replacement heart valves and valve-repair products; perfusion products, used to provide oxygen to the blood while the heart and lungs are stopped during open-heart surgery; vascular products which remove clots from peripheral blood vessels; cardiac monitoring catheters; heart-assist systems; and contract perfusion services.

United States Markets

  The health-care marketplace continues to be competitive. There has been consolidation in the Company's customer base, and by its competitors, which has resulted in pricing and market share pressures. These industry trends are expected to continue. The Company intends to continue to manage these issues by capitalizing on its market-leading positions, developing new products and services, leveraging its cost structure and making acquisitions.

International Markets

  The Company generates more than 50 percent of its revenues outside the United States. While health-care cost containment continues to be a focus around the world, demand for health-care products and services continues to be strong worldwide, particularly in developing markets. The Company's strategies emphasize global expansion and technological innovation to advance medical care worldwide.

Joint Ventures

  The Company conducts a non-material amount of business through joint ventures. Many of these joint ventures are conducted by the Company's I.V. Systems/Medical Products and Renal businesses, and most are accounted for under the equity method of accounting.

Methods of Distribution

  The Company conducts its selling efforts through its subsidiaries and divisions. Many subsidiaries and divisions have their own sales forces and direct their own sales efforts. In addition, sales are made to and through independent distributors, dealers and sales agents. In the United States, Allegiance Healthcare Corporation distributes a significant portion of the Company's products. These distribution centers are generally stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct-mail campaigns, trade publications and advertising. Customers may return defective merchandise for credit or replacement. In recent years, such returns have been insignificant.

  International sales and distribution are made in over 100 countries either on a direct basis or through independent local distributors. International subsidiaries employ their own field sales forces in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, the Czech Republic, Denmark, Ecuador, Finland, France, Germany, Greece, Guatemala, Hungary, India, Indonesia, Ireland, Italy, Japan, Korea, Mexico, the Netherlands, New Zealand, Norway, Panama, Peru, the Philippines, Portugal, Russia, Singapore, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom and Venezuela. In other countries, sales are made through independent distributors or sales agents.

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

  The Company owns a number of patents and trademarks throughout the world and is licensed under patents owned by others. The Company's policy is to protect its products and technology through patents and trademarks on a worldwide basis. This protection is sought in a manner that balances the cost of such protection against obtaining the greatest value for the Company. The Company also recognizes the need to promote the enforcement of its patents and trademarks. However, while the Company can not make any assurances that any of its patents will not be circumvented, it does not consider its overall business to be materially dependent upon any individual patent or trademark.

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

  The changing health-care environment in recent years has led to increasingly intense competition among United States and certain European health-care suppliers. Competition is focused on price, service and product performance. Pressure in these areas is expected to continue.

  The Company continues to increase its efforts to minimize costs and meet price competition. The Company believes that its cost position will continue to benefit from improvements in manufacturing technology and increased economies of scale. The Company intends to continue to develop new products and services, invest in capital and human resources to upgrade and expand facilities, leverage its cost structure and make selected acquisitions.

Credit and Working Capital Practices

  As of January 28, 1999, the Company's debt ratings on senior debt were A3 by Moody's, A by Standard & Poor's and A- by Duff & Phelps. The Company's credit practices and related working capital needs are comparable to those of other market participants. Collection periods tend to be longer for sales outside the United States.

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

Research and Development

  The Company is actively engaged in research and development programs to develop and improve products, systems and manufacturing methods. These activities are performed at 31 research and development centers located around the world and include facilities in Australia, Austria, Belgium, Brazil, France, Japan, Malta, Sweden and the United States. Expenditures for Company-sponsored research and development activities were $379 million in 1998, $392 million in 1997 and $340 million in 1996.

  Principal areas of strategic focus for research include hemoglobin therapeutics, plasma-based therapies, vaccines, minimally-invasive surgical procedures, xenotransplantation, medication-delivery systems and left-ventricular assist systems. The Company's research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product lines. For example, many product categories benefit from the Company's research effort as applied to the human body's circulatory systems. In addition, research relating to the performance and purity of plastic materials has resulted in advances that are applicable to a large number of the Company's products.

Government Regulation

  Most products manufactured or sold by the Company are subject to regulation by the United States Food and Drug Administration (the "FDA"), as well as by other agencies, both within and outside the United States. In the United States, the federal agencies which regulate the Company's facilities, operations and personnel include the FDA, the Environmental Protection Agency, the Occupational Health & Safety Administration, the Customs Department, the Commerce Department, and others. State agencies also regulate the facilities, operations and personnel of the Company within their respective states.

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

  Environmental policies of the Company mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection. Various non-material capital expenditures for environmental protection were made by the Company during 1998 and similar expenditures are planned for 1999. See Item 3.--"Legal Proceedings."

Employees

  As of December 31, 1998, the Company employed approximately 42,000 people.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  Statements throughout this report that are not historical facts, including but not limited to, statements in the "Company Overview," "International Markets" and "Recent Acquisitions" sections of this report (including material incorporated therein by reference) are forward-looking statements. These statements are based on the Company's current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the Company and the health-care arenas in which it operates.

  The factors below in some cases have affected and could affect the Company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include technological advances in the medical field, unforeseen information technology issues related to the Company or third parties, economic conditions, demand and market acceptance risks for new and existing products, technologies and health-care services, the impact of competitive products and pricing, manufacturing capacity, new plant start-ups, global regulatory, trade and tax policies, continued price competition, product development risks, including technological difficulties, ability to enforce patents and unforeseen commercialization and regulatory factors. In particular, the Company, as well as other companies in its industry, is experiencing increased regulatory activity by the FDA with respect to its plasma-based biologicals and its complaint-handling systems. Additionally, as discussed in Item 3.--"Legal Proceedings," upon the resolution of certain legal matters, the Company may incur charges in excess of presently established reserves. Any such charge could have a material adverse effect on the Company's results of operations or cash flows in the period in which it is recorded.

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

  Financial information is incorporated by reference from the Annual Report, pages 48-49, section entitled "Notes to Consolidated Financial Statements-- Segment Information."

--------------------------------------------------------------------------------

Item 2. Properties.

  The Company owns or has long-term leases on substantially all of its major manufacturing facilities. The Company maintains 27 manufacturing facilities in the United States, including six in Puerto Rico. The Company also manufactures in Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, France, Germany, Indonesia, Ireland, Italy, Japan, Malta, Mexico, the Netherlands, New Zealand, the Philippines, Singapore, Spain, Switzerland, Tunisia, Turkey and the United Kingdom. While the majority of these facilities are shared by more than one of the Company's business segments, ten domestic facilities and 13 international facilities primarily manufacture for the I.V. Systems/Medical Products operations; nine domestic and 11 international facilities primarily manufacture for Blood Therapies operations; six domestic and three international facilities primarily manufacture for CardioVascular operations, and the Renal businesses are the primary operators of three of the Company's international facilities. The Company also owns or operates shared distribution facilities throughout the world, including 11 in the United States and Puerto Rico, and 111 located in 36 foreign countries.

  The Company maintains a continuing program for improving its properties, including the retirement or improvement of older facilities and the construction of new facilities. This program includes improvement of manufacturing facilities to enable production and quality control programs to conform to the current state of technology and government regulations. Capital expenditures were $492 million in 1998, $403 million in 1997 and $318 million in 1996. Moreover, additions to the installed base of equipment leased to customers was $104 million in 1998, $93 million in 1997 and $80 million in 1996.

--------------------------------------------------------------------------------

Item 3. Legal Proceedings.

  Baxter and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the Company or by companies that were acquired by the Company. These cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Accordingly, in many cases, the Company is not able to estimate the amount of its liabilities with respect to such matters.

  Upon resolution of any of the legal matters discussed below, Baxter may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the Company's net income and net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Baxter's consolidated financial position.

 Mammary Implant Litigation

  The Company, together with certain of its subsidiaries, is currently a defendant in various courts in a number of lawsuits brought by individuals, all seeking damages for injuries of various types allegedly caused by silicone mammary implants formerly manufactured by the Heyer-Schulte division ("Heyer-Schulte") of American Hospital Supply Corporation ("AHSC"). AHSC, which was acquired by the Company in 1985, divested its Heyer-Schulte division in 1984. It is not known how many of these claims and lawsuits involve products manufactured and sold by Heyer-Schulte, as opposed to other manufacturers. On December 1, 1998, a panel of independent medical experts appointed by a federal judge announced their findings that reported medical studies contained no clear evidence of a connection between silicone mammary implants and traditional or atypical systemic diseases. It is not yet clear what effect this report will have on the mammary implant litigation described below.

  As of December 31, 1998, Baxter, together with certain of its subsidiaries, had been named as a defendant or co-defendant in 5,805 lawsuits and 1,870 claims relating to mammary implants, brought by approximately 14,584 plaintiffs, of which 11,272 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, 5,417 currently are included in the Lindsey class action Revised Settlement described below, which accounts for 2,209 of the pending lawsuits against the Company. Additionally, 5,685 plaintiffs have opted out of the Revised Settlement (representing 3,463 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the Company. As of December 31, 1998, 2,264 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during 1998, Baxter obtained dismissals, or agreements for dismissals, with respect to 7,324 plaintiffs.

  In addition to the individual suits against the Company, a class action on behalf of all women with silicone mammary implants was filed on March 23, 1994 and is pending in the United States District Court ("U.S.D.C.") for the Northern District of Alabama involving most manufacturers of such implants, including Baxter, as successor to AHSC (Lindsey, et al., v. Dow Corning, et al., U.S.D.C., N. Dist. Ala., CV 94-P-11558-S). The class action was certified for settlement purposes only by the court on September 1, 1994, and the settlement terms were subsequently revised and approved on December 22, 1995 (the "Revised Settlement"). The monetary provisions of the Revised Settlement provide compensation for all present and future plaintiffs and claimants through a series of specific funds and a disease-compensation program involving certain specified medical conditions. All appeals directly challenging the Revised Settlement have been dismissed.

  On January 16, 1996, Baxter, Bristol-Myers Squibb Company and Minnesota Mining and Manufacturing Company each paid $125 million into the court-established fund as an initial fund to pay claims under the Revised Settlement. Union Carbide Corporation and McGhan Medical Corporation also are parties to the Revised Settlement.

  In addition to the Lindsey class action, the Company also has been named in 11 other purported class actions in various state and provincial courts, only one of which is certified: Harrington v. Dow Corning Corp., et al., Supreme Court, British Columbia, C954330. The class action in British Columbia has been certified solely with respect to the issue of whether silicone gel breast implants are reasonably fit for their intended purpose.

  In the fourth quarter of 1993, Baxter accrued $556 million for its estimated liability resulting from the settlement of the Lindsey class action and recorded a receivable for estimated insurance recoveries totaling $426 million, resulting in a net charge of $130 million. Based on its continuing evaluation of the remaining opt-outs, the Company accrued an additional $298 million for its estimated liability to litigate or settle cases and claims involving opt-outs and recorded an additional receivable for estimated insurance recoveries totaling $258 million, resulting in an additional net charge of $40 million in the first quarter of 1995.

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

  The mammary implant litigation includes issues related to which of Baxter's insurers are responsible for covering each matter and the extent of the Company's claims for contribution against third parties. Baxter believes that a substantial portion of its liability and defense costs for mammary implant litigation will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The Company has entered into "coverage-in-place" agreements with a number of its insurers, each of which issued or subscribed to policies of insurance between 1974 and 1985. These agreements resolve the signatory insurers' coverage defenses and specify rules and procedures for allocation and payment of defense and indemnity costs pursuant to which signatory insurers will reimburse Baxter for mammary implant losses. Five of the Company's claims-made insurers, which issued policies subsequent to 1985, have agreed to pay under their policies with respect to mammary implant claims. The combined total of the amount thus far paid by insurers, committed for payment, and projected by Baxter to be paid by insurers under these agreements is in excess of $700 million, based on the Company's current estimate of mammary implant expenditures. The insurers with which Baxter has not reached coverage agreements generally have reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. Baxter is engaged in active litigation with each of these insurers and is negotiating with certain of them to resolve outstanding insurance coverage issues.

 Plasma-Based Therapies Litigation

  Baxter currently is a defendant in a number of claims and lawsuits brought by individuals who have hemophilia, all seeking damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII or IX derived from human blood plasma ("factor concentrates") processed by the Company from the late 1970s to the mid-1980s. The typical case or claim alleges that the individual was infected with the HIV virus by factor concentrates, which contained the HIV virus. None of these cases involves factor concentrates currently processed by the Company.

  As of December 31, 1998, Baxter had been named in 328 lawsuits and 411 claims in the United States, Canada, Ireland, Italy, Taiwan, Japan, Argentina, France and the Netherlands. All U.S. federal court factor concentrate cases have been transferred to the U.S.D.C. for the Northern District of Illinois for case management under Multi District Litigation ("MDL") rules (MDL Docket No. MDL-
986), and will be remanded in 1999 to the courts in which they were filed. The Company also has been named in four purported class actions. None of these class actions has been certified.

  In most states, Baxter's potential liability is limited by laws that provide that the sale of blood or blood derivatives, including factor concentrates, is not covered by the doctrine of strict liability. As a result, each claimant must prove that his or her injuries were caused by the Company's negligence.

  On May 6, 1997, the U.S.D.C. approved a class action settlement submitted by the plaintiffs' steering committee for the MDL, Baxter, Alpha Therapeutic Corporation, Armour Pharmaceutical and Bayer Corporation. The essential terms of the settlement provide payments of $100,000 to each HIV-positive person with hemophilia in the United States who can demonstrate use of factor concentrates produced by one of the settling defendants between 1978 and 1985. Additionally, the defendants have established a $40 million fund for payment of attorneys' fees, costs and court-administration expenses. Baxter's agreed contribution to the proposed settlement is 20% of the total settlement proceeds.

  The settlement requires insurance-carrier approval and the signing of releases. Baxter and the other defendants have reached agreements to settle potential subrogation and reimbursement claims with most private insurers, the federal government and all 50 states, the District of Columbia and Puerto Rico. As of December 31, 1998, approximately 6,140 claimant groups had been found eligible to participate in the settlement, and approximately 350 claimants had opted out of the settlement. Approximately 5,765 of the claimant groups had received payments as of December 31, 1998, and payments are expected to continue through the first quarter of 1999 as releases are received from the remaining claimant groups.

  In Japan, Baxter is a defendant, along with the Japanese government and four other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of December 31, 1998, the cases involved 1,295 plaintiffs, of whom 1,265 have settled their claims. Based upon the Osaka and Tokyo courts' recommendations, the parties have agreed to a settlement of all pending and future factor concentrate cases. In general, the settlement provides for payment of an up-front, lump-sum amount of approximately $360,000 per plaintiff to be funded 40% by the Japanese government and 60% by the corporate defendants. The share of the settlement to be paid by each corporate defendant was determined based upon its market share, resulting in a contribution by Baxter of approximately 15.36%. The portion of the settlement to be funded by the corporate defendants will include credits for certain prior payments made by the corporate defendants under a separate Japanese government-administered program, which pays monthly amounts to HIV-positive and AIDS-manifested people with hemophilia and their survivors. Additionally, monthly payments will be made to each plaintiff according to a set schedule.

  In Spain, Baxter was notified in 1995 that approximately 1,370 HIV-positive people with hemophilia wished to explore settlement possibilities with the Company in lieu of filing suit in both Spain and the United States.

The parties have reached agreement on the terms of a settlement whereby each claimant will receive $25,000 (including attorneys' fees and costs) in return for a general release and protection against contribution claims by other defendants. As of December 31, 1998, all 1,370 claimants had agreed to the settlement. Baxter does not expect any additional claimants to come forward.

  In addition, Immuno International AG ("Immuno") has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by factor concentrates containing the HIV virus. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. In addition, pursuant to the stock purchase agreement between the Company and Immuno, approximately 84 million Swiss francs (or approximately $61 million at year-end) of the purchase price was withheld to cover these contingent liabilities. Based on management's estimates, the Company has recorded a liability and a related insurance receivable with regard to certain of the matters above.

  Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the Company's Gammagard(R) IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard(R) IVIG. As of December 31, 1998, Baxter was a defendant in 53 lawsuits and 50 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. Five suits currently pending in the United States have been filed as purported class actions but only one has been certified. All U.S. federal court Gammagard(R) IVIG cases have been transferred to the U.S.D.C. for the Central District of California for case management under MDL rules. On February 21, 1996, the court certified a nationwide class of persons who had infused Gammagard(R) IVIG (Fayne, et al., v. Baxter Healthcare Corporation, U.S.D.C., C.D., CA, ML-95-160-R) and, after an unsuccessful appeal by Baxter, refused to reconsider the propriety of the class certification. Baxter intends to appeal certain class issues to the 9th Circuit Court of Appeals while continuing to vigorously defend these cases.

  Baxter has entered into coverage in place agreements covering factor concentrates lawsuits with certain of its insurers that issued or subscribed to policies of insurance between 1978 and 1985. These agreements resolve the signatory insurers' coverage defenses and specify rules and procedures for allocation and payment of defense and indemnity costs pursuant to which the signatory insurers will reimburse the Company for factor concentrates losses. The insurers with which Baxter has not reached coverage agreements generally have reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. Baxter is engaged in active litigation and negotiations with certain of these insurers to resolve outstanding insurance coverage issues. The Company believes that a substantial portion of the liability and defense costs related to all of its plasma-based therapies litigation will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

  In the fourth quarter of 1993, the Company accrued $131 million for its estimated worldwide liability for litigation and settlement expenses involving factor concentrates cases and recorded a receivable for insurance coverage of $83 million, resulting in a net charge of $48 million. In the third quarter of 1995, significant developments occurred, primarily in the United States, Europe and Japan relative to claims and litigation pertaining to Baxter's plasma-based therapies. After analyzing circumstances in light of such developments and considering various factors and issues unique to each geography, the Company revised its estimated exposure from the $131 million previously recorded for factor concentrates litigation to $378 million for all litigation relating to plasma-based therapies, including the factor concentrates litigation and the Gammagard(R) IVIG litigation. Related estimated insurance recoveries were revised from $83 million for factor concentrates to $274 million for all plasma-based therapies. This resulted in a net charge of $56 million in the third quarter of 1995.

  Baxter has settled and continues to settle claims and lawsuits relating to its plasma-based therapies through court-ordered mediation and other mechanisms. Based on this and other currently available information, the Company revised its estimate of liabilities and insurance recoveries and, in the third quarter of 1998, accrued an additional $180 million for its estimated liability for plasma-based therapies litigation and other litigation and recorded a receivable for related estimated insurance recoveries of $131 million, for a net charge of $49 million.

 Other Litigation

  As of September 30, 1996, the date of the spin-off of Allegiance Corporation ("Allegiance") from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of December 31, 1998, the Company had been named as a defendant in 347 lawsuits, including the following purported class action:
Swartz v. Baxter Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-1997 C.D. On February 26, 1997, all federal cases involving latex gloves were ordered to be transferred to the U.S.D.C. for the Eastern District of Pennsylvania for case management under the MDL rules (MDL Docket No. 1148).

  A purported class action was filed against Baxter, Caremark International Inc. ("Caremark"), C.A. (Lance) Piccolo, James G. Connelly and Thomas W. Hodson (all former officers of Caremark) alleging securities law disclosure violations in connection with the November 30, 1992, spin-off of Caremark in the Registration and Information Statement (the "Registration Statement") and subsequent SEC filings submitted by Caremark (Isquith v. Caremark International Inc., et al., U.S.D.C., N. Dist. Ill., 94C 5534). On March 26, 1997, the Court dismissed the action against the Company essentially on the ground that plaintiffs lacked standing to bring this action, and on February 10, 1998, the 7th Circuit Court of Appeals affirmed the trial court's ruling. The plaintiffs' petition for certiorari to the United States Supreme Court was denied on October 5, 1998 and this federal suit is now concluded. Additionally, in February 1997, the plaintiffs served a separate state court action, styled as a class action, against Mr. Piccolo, Vernon R. Loucks Jr., William H. Gantz, William B. Graham and James R. Tobin, alleging violations of various state laws pertaining to the Caremark spin-off (Isquith, et al. v. C. A. (Lance) Piccolo, et al; Circuit Court, Cook County, IL, Chancery Division, 96CH0013652). On April 9, 1998, the trial court dismissed the plaintiffs' case with prejudice. Plaintiffs' appeal to the Illinois Appellate Court was voluntarily dismissed in December 1998 by the plaintiffs, also concluding this litigation.

  Baxter has been named a potentially responsible party (a "PRP") for environmental cleanup costs at 19 hazardous-waste sites. Under the United States Superfund statute and many state laws, generators of hazardous waste that is sent to a disposal or recycling site are liable for cleanup of the site if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Allegiance has assumed responsibility for 10 of these sites, the largest of which is the Thermo-Chem site in Muskegon, Michigan. In 1998, Baxter settled liability at one of the nine sites not assumed by Allegiance. The estimated exposure for Baxter's remaining eight sites is approximately $2 million, which has been accrued (and not discounted) in the Company's financial statements.

  In addition to the cases discussed above, Baxter is a defendant in a number of other claims, investigations and lawsuits. Based on the advice of counsel, management does not believe that, individually or in the aggregate, these other claims, investigations and lawsuits will have a material adverse effect on the Company's results of operations, cash flows or consolidated financial position.

--------------------------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

--------------------------------------------------------------------------------

                                    PART II

--------------------------------------------------------------------------------

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

  Incorporated by reference from the Annual Report, page 50, section entitled "Notes to Consolidated Financial Statements--Quarterly Financial Results and Market for the Company's Stock (Unaudited)."

Item 6. Selected Financial Data.

  Incorporated by reference from the Annual Report, inside back cover, section entitled "Five-Year Summary of Selected Financial Data."

--------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Incorporated by reference from the Annual Report, pages 21-30, section entitled "Management's Discussion and Analysis."

--------------------------------------------------------------------------------

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

  Incorporated by reference from the Annual Report, pages 27-28, section entitled "Financial Instrument Market Risk."

--------------------------------------------------------------------------------

Item 8. Financial Statements and Supplementary Data.

  Incorporated by reference from the Annual Report, pages 31-50, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity" and "Notes to Consolidated Financial Statements."

--------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

--------------------------------------------------------------------------------

                                    PART III

--------------------------------------------------------------------------------

Item 10. Directors and Executive Officers of the Registrant.

(a) Identification of Directors

  Incorporated by reference from the board of directors' proxy statement for use in connection with Baxter's annual meeting of stockholders to be held on May 4, 1999 (the "Proxy Statement"), pages 4-7, section entitled "Board of Directors--Director Biographies."

(b) Identification of Executive Officers

  Following are the names and ages, as of March 1, 1999, of the executive officers of Baxter International Inc. ("Baxter"), and one or both of its two principal direct subsidiaries, Baxter Healthcare Corporation ("Healthcare") and Baxter World Trade Corporation ("World Trade"), their positions and summaries of their backgrounds and business experience. All executive officers of Baxter are elected or appointed by the board of directors and hold office until the next annual meeting of directors and until their respective successors are elected and qualified. The annual meeting of directors is held on the date of the annual meeting of stockholders. All executive officers of Healthcare and World Trade are elected or appointed by the boards of directors of the applicable subsidiary and hold office until their respective successors are elected and qualified. As permitted by applicable law, actions by these boards (and their sole stockholder, Baxter) may be taken by written consent in lieu of a meeting.

(1) Baxter International Inc. Executive Officers

  Vernon R. Loucks Jr., age 64, has been chairman of the board of directors since 1987 and previously served as Baxter's chief executive officer from 1980 through 1998. Mr. Loucks was first elected an officer of Baxter in 1971.

  Harry M. Jansen Kraemer, Jr., age 44, has been chief executive officer since January 1999, and president of Baxter since March 1997. Mr. Kraemer previously was the senior vice president and chief financial officer of Baxter from 1993 to 1997, and prior to that, was the vice president of finance and operations for a subsidiary of Baxter.

  Brian P. Anderson, age 48, has been senior vice president and chief financial officer of Baxter since February 1998. Mr. Anderson previously was the vice president of finance of Baxter since March 1997, and the corporate controller since 1993.

  Fabrizio Bonanni, age 52, has been a vice president of Baxter since 1995. From 1994 to 1995, he was a corporate vice president of World Trade. Dr. Bonanni previously was a vice president of a division of World Trade.

  John F. Gaither, Jr., age 49, has been a vice president of Baxter since 1994. Between 1991 and 1994, Mr. Gaither was vice president of law and strategic planning for a subsidiary of Baxter, and prior to that, was secretary and deputy general counsel of Baxter.

  David C. McKee, age 51, has been a vice president of Baxter since 1996, and was also secretary from February 1997 to February 1998. Since 1994, Mr. McKee has been deputy general counsel of Baxter. Prior to that, he was associate general counsel of Healthcare and World Trade.

  Steven J. Meyer, age 42, has been treasurer of Baxter since February 1997. From 1993 to 1997, Mr. Meyer was a vice president of international finance of a business group of World Trade.

  Kshitij Mohan, age 54, has been a vice president of Baxter since 1995. In 1995, Dr. Mohan also was a corporate vice president of World Trade. Dr. Mohan previously was a vice president of a division of Healthcare.

  John L. Quick, age 54, has been a vice president of Baxter since 1995. From 1994 to 1995, he was a corporate vice president of Healthcare. Mr. Quick previously was a vice president of a division of Healthcare.

  Jan Stern Reed, age 39, has been corporate secretary of Baxter since February 1998. She was assistant corporate secretary from February 1997 to February 1998. From 1995 to 1997, Ms. Reed was assistant corporate secretary of, and counsel to, Wheelabrator Technologies Inc. Prior to that, she was counsel to Waste Management, Inc. and Wheelabrator Technologies Inc.

  Thomas J. Sabatino, age 40, has been a vice president and general counsel of Baxter since December 1997. He was also assistant secretary from February 1997 to December 1997. From 1995 to December 1997, Mr. Sabatino was associate general counsel of Healthcare. Prior to that, he was vice president and assistant general counsel of Tenet Healthcare Corporation from March 1995 to July 1995. From April 1994 to March 1995, he was vice president and general counsel of American Medical International, Inc., and from September 1993 to March of 1994, he was acting general counsel of that company.

  Michael J. Tucker, age 46, has been a senior vice president of Baxter since 1995. From 1994 to 1995, he was a corporate vice president of World Trade. Mr. Tucker previously was a vice president of a division of World Trade, and prior to that, was a vice president of another division of a subsidiary of Baxter.

(2) Healthcare and World Trade Executive Officers

  Timothy B. Anderson, age 52, has been a group vice president of Healthcare and World Trade since 1994. Prior to that, Mr. Anderson was a vice president of Baxter.

  Eric A. Beard, age 47, has been a corporate vice president of World Trade since October 1998. Prior to that, he was president of a division of a subsidiary of World Trade.

  Carlos del Salto, age 56, has been a senior vice president of World Trade since 1996. From 1994 to 1996, Mr. del Salto was a corporate vice president of World Trade. Prior to that, Mr. del Salto was a vice president of Baxter.

  David F. Drohan, age 60, has been a corporate vice president of Healthcare since 1996. Prior to that, Mr. Drohan was president of a division of Healthcare.

  James M. Gatling, age 49, has been a corporate vice president of Healthcare since 1996. Prior to that, Mr. Gatling was a vice president of a division of Healthcare.

  Thomas H. Glanzmann, age 40, has been a corporate vice president of World Trade and Healthcare since October 1998. Prior to that, he was president of a division of a subsidiary of World Trade.

  J. Robert Hurley, age 49, has been a corporate vice president of World Trade since 1993.

  Donald W. Joseph, age 61, has been a group vice president of Healthcare and World Trade since 1994. Prior to that, Mr. Joseph was a vice president of Baxter.

  Jack L. McGinley, age 52, has been a group vice president of Healthcare since 1994. Prior to that, Mr. McGinley was a vice president of Baxter.

  Michael A. Mussallem, age 46, has been a group vice president of Healthcare since 1994. From 1993 to 1994, Mr. Mussallem was president of a division of Healthcare, and prior to that, was president of another division of that subsidiary.

  Roberto E. Perez, age 49, has been a corporate vice president of Healthcare and World Trade since 1995. Prior to that, Mr. Perez was president of a division of a subsidiary of Baxter.

(c) Compliance with Section 16(a) of the Securities Exchange Act of 1934.

  Not applicable.

--------------------------------------------------------------------------------

Item 11. Executive Compensation.

  Incorporated by reference from the Proxy Statement, pages 9 and 14-17, sections entitled "Compensation of Directors" and "Executive Compensation" and page 17, section entitled "Pension Plan, Excess Plans and Supplemental Plans."

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Incorporated by reference from the Proxy Statement, pages 19-20, section entitled "Ownership of Baxter Stock."

Item 13. Certain Relationships and Related Transactions.

  None.

-------------------------------------------------------------------------------

                                    PART IV

-------------------------------------------------------------------------------


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  The following documents are filed as a part of this report:

(a) Financial Statements                              Location

  Financial Statements Required By Item 8 of This Form
  Consolidated Balance Sheets                         Annual Report, page 32
  Consolidated Statements of Income                   Annual Report, page 33
  Consolidated Statements of Cash Flows               Annual Report, page 34
  Consolidated Statements of Stockholders' Equity     Annual Report, page 35
  Notes to Consolidated Financial Statements          Annual Report, pages 36-
  Report of Independent Accountants                   50
                                                      Annual Report, page 31

  Schedules Required By Article 12 of Regulation S-X
  Report of Independent Accountants on Financial
  Statement Schedule                                  page 17
  II Valuation and Qualifying Accounts                page 18

  All other schedules have been omitted because they are not applicable or not required.

(b) Reports on Form 8-K

  During the fourth quarter of 1998, the Company filed two current reports on Form 8-K; each under Item 5., "Other Events." The first, dated December 2, 1998, filed a press release disclosing the adoption of a replacement stockholder rights plan. The second, dated December 15, 1998, filed the related rights agreement as an exhibit.

(c) Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a "C" in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 14(a) of Form 10-K. The list of exhibits so designated is incorporated by reference in this Part IV, Item 14.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Baxter International Inc.

  Our audits of the consolidated financial statements referred to in our report dated February 5, 1999 (which report and consolidated financial statements are incorporated by reference in the Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-
K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois
February 5, 1999

SCHEDULE II
--------------------------------------------------------------------------------

Valuation and Qualifying Accounts

(in millions of dollars)

--------------------------------------------------------------------------------
                                           Additions
                                    -----------------------
                         Balance at Charged to  Charged to  Deductions  Balance
                         beginning  costs and     other        from    at end of
                         of period   expenses  accounts (A)  reserves   period
--------------------------------------------------------------------------------
Year ended December 31,
 1998:
  Allowance for doubtful
   accounts                $   29      $ 15        $  0       $  (3)     $ 41
  Inventory reserves           77       139           2         (112)     106
  Litigation reserves         599       430           0         (331)     698
  Restructuring reserves       44       131          (1)        (108)      66
  Acquisition reserves        150         0          30          (53)     127
  Deferred tax asset
   valuation allowance         45         7           1          (19)      34
--------------------------------------------------------------------------------
Year ended December 31,
 1997:
  Allowance for doubtful
   accounts                    24         9          (1)         (3)       29
  Inventory reserves           64        90           0          (77)      77
  Litigation reserves         807         0         109         (317)     599
  Restructuring reserves       74         0          (2)         (28)      44
  Acquisition reserves         65         0         107          (22)     150
  Deferred tax asset
   valuation allowance         36        13          12          (16)      45
--------------------------------------------------------------------------------
Year ended December 31,
 1996:
  Allowance for doubtful
   accounts                    22         5          (2)         (1)       24
  Inventory reserves           44        84           1          (65)      64
  Litigation reserves       1,124         0           0         (317)     807
  Restructuring reserves      147         0          (2)         (71)      74
  Acquisition reserves          0         0          92          (27)      65
  Deferred tax asset
   valuation allowance         30        11           5          (10)      36

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

                                       Baxter International Inc.

                                         /s/ Harry M. Jansen Kraemer, Jr.
                                       By:____________________________________
                                         Harry M. Jansen Kraemer, Jr.
                                         A Director, and Chief Executive
                                         Officer

Date: March 18, 1999

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

(i) Principal Executive Officers:      (iv)A Majority of the Board of
                                        Directors


  /s/ Vernon R. Loucks Jr.
                                          Walter E. Boomer

  Vernon R. Loucks Jr.                    Pei-yuan Chia
  Chairman of the Board of Directors      John W. Colloton
                                          Susan Crown

  /s/ Harry M. Jansen Kraemer, Jr.        Mary Johnston Evans
                                          Frank R. Frame

  Harry M. Jansen Kraemer, Jr.            Martha R. Ingram
  Director, and Chief Executive           Arnold J. Levine
  Officer                                 Georges C. St. Laurent, Jr.
                                          Vernon R. Loucks Jr.

(ii) Principal Financial Officer:         Monroe E. Trout, M.D.
                                          Fred L. Turner


  /s/ Brian P. Anderson
                                         /s/ Harry M. Jansen Kraemer, Jr.

  Brian P. Anderson                    By: ____________________________________
  Senior Vice President and Chief        Harry M. Jansen Kraemer, Jr.
  Financial Officer                      Director and Attorney-in-Fact

(iii) Controller:

  /s/ Brian P. Anderson

  Brian P. Anderson
  Senior Vice President and Chief
  Accounting Officer

--------------------------------------------------------------------------------
                                   APPENDICES

Description                                                     Page
-----------                                                     ----
Computation of Ratio of Earnings to Fixed Charges (Exhibit 12)   23
Subsidiaries of the Company (Exhibit 21)                         24

--------------------------------------------------------------------------------

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

                             Number and Description of Exhibit
                             ---------------------------------
  3.  Certificate of Incorporation and Bylaws
       3.1*   Restated Certificate of Incorporation, filed as exhibit 3.1 to the Company's annual report on Form 10-K for the year ended
              December 31, 1992, file number 1-4448 (the "1992 Form 10-K").
       3.2*   Certificate of Designation of Series A Junior Participating
              Preferred Stock, filed under the Securities Act of 1933 as exhibit 4.3 to the Company's registration statement on Form S-8
              (No. 33-28428).
       3.3*   Amended and Restated Bylaws, filed as Exhibit 3.3 to the
              Company's annual report on Form 10-K for the year ended December
              31, 1997, file number 1-4448 (the "1997 Form 10-K").
       3.4    Certificate of Designation of Series B Junior Participating
              Preferred Stock.
      Instruments defining the rights of security holders, including
  4.  indentures
       4.1*   Indenture dated November 15, 1985 between the Company and
              Bankers Trust Company, filed as exhibit 4.8 to the Company's current report on Form 8-K dated December 16, 1985, file no. 1-
              4448.
       4.2*   Amended and Restated Indenture dated November 15, 1985 (the
              "Indenture"), between the Company and Continental Illinois
              National Bank and Trust Company of Chicago ("Continental"),
              filed under the Securities Act of 1933 as exhibit 4.1 to the
              Company's registration statement on Form S-3 (No. 33-1665).
       4.3*   First Supplemental Indenture to the Indenture between the
              Company and Continental, filed under the Securities Act of 1933 as exhibit 4.1(A) to the Company's registration statement on
              Form S-3 (No. 33-6746).
       4.4*   Supplemental Indenture dated as of January 29, 1997, between the
              Company and First Trust National Association (as successor to
              Continental), filed under the Securities Act of 1933 as exhibit
              4.1B to the Company's debt securities shelf registration
              statement on Form S-3 (No. 333-19025) (the "1997 Shelf").
       4.5*   Fiscal and Paying Agency Agreement dated as of April 26, 1984, among American Hospital Supply International Finance N.V., the
              Company and The Toronto-Dominion Bank, as amended, filed as exhibit 4.9 to the Company's annual report on Form 10-K for the year ended December 31, 1985 (the "1985 Form 10-K").
       4.6*   Fiscal and Paying Agency Agreement dated as of November 15,
              1984, between the Company and Citibank, N.A., as amended, filed as exhibit 4.16 to the Company's annual report on Form 10-K for the year ended December 31, 1987, file no. 1-4448 (the "1987
              Form 10-K").
       4.7*   Specimen 9 1/2% Note, filed as exhibit 4.3(a) to the Company's current report on Form 8-K dated June 23, 1988, file no. 1-4448.
       4.8*   Specimen 9 1/4% Note, filed as exhibit 4.3(a) to the Company's current report on Form 8-K dated September 13, 1989, file number
              1-4448.
       4.9*   Specimen 9 1/4% Note, filed as exhibit 4.3(a) to the Company's current report on Form 8-K dated December 7, 1989, file number
              1-4448.

                              Number and Description of Exhibit
                              ---------------------------------
       4.10*   Specimen 7.125% Note, filed as exhibit 4.10 to the Company's annual report on Form 10-K for the year ended December 31, 1996
               (the "1996 Form 10-K").
       4.11*   Specimen 7.65% Debenture, filed as exhibit 4.11 to the 1996
               Form 10-K.
       4.12*   Contingent Payment Rights Agreement, filed under the Securities
               Act of 1933 as exhibit 4.2 to the Company's registration
               statement on Form S-4 (No. 333-47927).
 10.  Material Contracts
  C   10.1*    Form of Indemnification Agreement entered into with directors and officers, filed as exhibit 19.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1986, file no. 1-4448.
  C   10.2*    1988 Long-Term Incentive Plan, filed as exhibit 10.12 to the
               1987 Form 10-K.
  C   10.3*    1987-1989 Long-Term Performance Incentive Plan, filed as
               exhibit 10.15 to the Company's annual report on Form 10-K for the year ended December 31, 1986 (the "1986 Form 10-K").
  C   10.4*    1989 Long-Term Incentive Plan, filed as exhibit 10.12 to the
               Company's annual report on Form 10-K for the year ended
               December 31, 1988, file no. 1-4448 (the "1988 Form
               10-K").
  C   10.5*    Stock Option Plan Adopted July 25, 1988, filed as exhibit 10.13 to the 1988 Form
               10-K.
  C   10.6*    1991 Officer Incentive Compensation Plan, filed as exhibit
               10.11 to the Company's annual report on Form 10-K for the year ended December 31, 1990, file number 1-4448 (the "1990 Form 10-
               K").
  C   10.7*    Baxter International Inc. and Subsidiaries Incentive Investment
               Excess Plan, filed as exhibit 10.17 to the 1988 Form 10-K.
  C   10.8*    Baxter International Inc. and Subsidiaries Supplemental Pension
               Plan, filed as exhibit 10.18 to the 1988 Form 10-K.
  C   10.9*    Limited Rights Plan, filed as exhibit 19.6 to the Company's quarterly report on Form 10-Q for the quarter ended September
               30, 1989, file no. 1-4448 (the "September, 1989 Form 10-Q").
  C   10.10*   Amendments to various plans regarding disability, filed as exhibit 19.9 to the September, 1989 Form 10-Q.
  C   10.11*   Amendments to 1987-1989 Long-Term Performance Incentive Plan
               and 1988 Long-Term Incentive Plan, filed as exhibit 19.10 to the September, 1989 Form 10-Q.
  C   10.12*   1987 Incentive Compensation Program, filed as exhibit C to the
               Company's proxy statement for use in connection with its May
               13, 1987, annual meeting of stockholders, file no. 1-4448.
      10.13*   Rights Agreement between the Company and The First National
               Bank of Chicago, filed as exhibit 1 to a registration statement on Form 8-A dated March 21, 1989, file no. 1-4448.
  C   10.14*   Amendment to 1987 Incentive Compensation Program, filed as exhibit 19.1 to September, 1989 Form 10-Q.
  C   10.15*   Restricted Stock Grant Terms and Conditions, filed as exhibit
               10.25 to the Company's annual report on Form 10-K for the year ended December 31, 1991, file number 1-4448 (the "1991 Form 10-
               K").
  C   10.16*   Vernon R. Loucks Restricted Stock Grant Terms and Conditions,
               filed as exhibit 10.26 to the 1991 Form 10-K.
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

                              Number and Description of Exhibit
                              ---------------------------------
 C    10.20*   1992 Officer Incentive Compensation Plan, filed as exhibit
               10.29 to the 1992 Form 10-K.
 C    10.21*   1993 Officer Incentive Compensation Plan, filed as exhibit
               10.30 to the 1992 Form 10-K.
 C    10.22*   1994 Officer Incentive Compensation Plan, filed as exhibit
               10.31 to the Company's annual report on Form 10-K for the year ended December 31, 1993, file number 1-4448 (the "1993 Form 10-
               K").
 C    10.23*   Corporate Aviation Policy, filed as exhibit 10.33 to the 1992
               Form 10-K.
 C    10.24*   Plan and Agreement of Reorganization between Baxter and
               Caremark International Inc., filed as exhibit 10.34 to the 1992
               Form 10-K.
 C    10.25*   1994 Incentive Compensation Program, filed as exhibit A to the
               Company's proxy statement for use in connection with its April
               29, 1994 annual meeting of stockholders, file no. 1-4448.
 C    10.26*   1994 Shared Investment Plan and Terms and Conditions, filed as exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994.
 C    10.27*   1995 Officer Incentive Compensation Plan, filed as exhibit
               10.31 to the Company's annual report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").
 C    10.28*   Baxter International Inc. Restricted Stock Plan for Non-
               Employee Directors, as amended and restated effective May 8,
               1995, filed as exhibit 10.32 to the 1994 Form 10-K.
 C    10.29*   1996 Officer Incentive Compensation Plan, filed as exhibit
               10.33 to the Company's annual report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").
 C    10.30*   1995 Stock Option Grant Terms and Conditions, filed as exhibit
               10.34 to the 1995 Form 10-K.
      10.31*   Reorganization Agreement between Baxter and Allegiance
               Corporation, filed as exhibit 2 to the Form 10 registration statement, file no. 1-11885, dated September 20, 1996.
 C    10.32*   Supplemental Pension Agreement: Jack L. McGinley, filed as exhibit 10.32 to the 1996 Form 10-K.
 C    10.33*   November 1996 Stock Option Grant Terms and Conditions, filed as exhibit 10.33 to the 1996 Form 10-K.
 C    10.34*   November 1996 Premium Price Stock Option Grant Terms and
               Conditions, filed as exhibit 10.34 to the 1996 Form 10-K.
 C    10.35*   Officer Incentive Compensation Plan, filed as exhibit 10.35 to the 1996 Form 10-K.
 C    10.36*   November 1997 Stock Option Grant Terms and Conditions, filed as exhibit 10.36 to the 1997 Form 10-K.
 C    10.37*   1998 Incentive Compensation Program, filed as exhibit 10.37 to the 1997 Form 10-K.
 C    10.38*   Long Term Incentive Plan, filed as exhibit 10.38 to the 1997
               Form 10-K.
 C    10.39*   Special Stock Option Plan adopted February 17, 1998, filed under the Securities Act of 1933 as exhibit 4.6 to the
               Company's registration statement on Form S-8 (No. 333-71553).
      10.40    Stock Option Plan adopted February 17, 1998.
 12.  Statements re: computation of ratios.
 13.  1998 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this annual report on Form 10-K).
 21.  Subsidiaries of the Company.
 23.  Consent of PricewaterhouseCoopers LLP.
 24.  Powers of Attorney.
 27.  Financial Data Schedules.

-------
*Incorporated herein by reference.
CExhibit contemplated by Item 14(a)(3) of Form 10-K.

             (All other exhibits are inapplicable or not required.)

22
                            [LOGO]
                            Printed on Recycled Paper