Form 10-Q
period 1999-03-31
BAXTER INTERNATIONAL INC
filed 1999-05-13
CIK 10456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        ---            THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        ---           THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of May 7, 1999, the latest practicable date, was 291,595,569 shares.

                            BAXTER INTERNATIONAL INC.
                                    FORM 10-Q
                  For the quarterly period ended March 31, 1999
                                TABLE OF CONTENTS


                                                                   Page Number
Part I.    FINANCIAL INFORMATION                                   -----------
--------------------------------
Item 1.    Financial Statements
              Condensed Consolidated Statements of Income ...................2
              Condensed Consolidated Balance Sheets..........................3
              Condensed Consolidated Statements of Cash Flows................4
              Notes to Condensed Consolidated Financial Statements...........5
Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................10
Review by Independent Public Accountants....................................18
Review Report of Independent Accountants....................................19

Part II.   OTHER INFORMATION
----------------------------
Item 1.    Legal Proceedings................................................20
Item 6.    Exhibits and Report on Form 8-K..................................23
Signature...................................................................24
Exhibits....................................................................25

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Baxter International Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (unaudited)
                      (in millions, except per share data)

                                                                   Three months ended March 31,
                                                                          1999           1998
                                                                  -------------------------------
Operations
   Net sales                                                            $1,685         $1,468
   Costs and expenses
     Cost of goods sold                                                    949            806
     Marketing and administrative expenses                                 362            307
     Research and development expenses                                      87             86
     Interest, net                                                          35             42
     Goodwill amortization                                                  13             12
     Other expense (income)                                                  2             (4)
-------------------------------------------------------------------------------------------------
     Total costs and expenses                                            1,448          1,249
-------------------------------------------------------------------------------------------------
   Income before income taxes and cumulative effect of
     accounting change                                                     237            219
     Income tax expense                                                     59             55
-------------------------------------------------------------------------------------------------
   Income before cumulative effect of accounting change                    178            164
   Cumulative effect of accounting change net of
     income tax benefit of $7                                              (27)            --
-------------------------------------------------------------------------------------------------
   Net income                                                             $151           $164
=================================================================================================

   Earnings per basic common share:
     Income before cumulative effect of accounting change                 $.62           $.59
     Cumulative effect of accounting change                               (.09)            --
-------------------------------------------------------------------------------------------------
      Net income                                                          $.53           $.59
=================================================================================================

   Earnings per diluted common share:
     Income before cumulative effect of accounting change                 $.61           $.58
     Cumulative effect of accounting change                               (.09)            --
-------------------------------------------------------------------------------------------------
      Net income                                                          $.52           $.58
=================================================================================================

   Weighted average number of common shares outstanding:
     Basic                                                                 287            280
=================================================================================================
     Diluted                                                               293            285
=================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                          (in millions, except shares)
---------------------------------------------------------------------------------------------------------------------
                                                                                   March 31,          December 31,
                                                                                       1999                  1998
                                                                                (unaudited)
                                                                                -------------------------------------
Current assets    Cash and equivalents                                                 $608                  $709
                  Accounts receivable                                                 1,571                 1,588
                  Notes and other current receivables                                   258                   329
                  Inventories                                                         1,331                 1,324
                  Short-term deferred income taxes                                      483                   467
                  Prepaid expenses                                                      281                   234
                  ---------------------------------------------------------------------------------------------------
                  Total current assets                                                4,532                 4,651
---------------------------------------------------------------------------------------------------------------------
Property,         At cost                                                             4,979                 4,989
plant and         Accumulated depreciation and amortization                          (2,346)               (2,316)
equipment         ---------------------------------------------------------------------------------------------------
                  Net property, plant and equipment                                   2,633                 2,673
---------------------------------------------------------------------------------------------------------------------
Other assets      Goodwill and other intangibles                                      1,735                 1,817
                  Insurance receivables                                                 350                   378
                  Other                                                                 648                   566
                  ---------------------------------------------------------------------------------------------------
                  Total other assets                                                  2,733                 2,761
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $9,898               $10,085
=====================================================================================================================

Current           Notes payable to banks                                               $306                  $156
liabilities       Current maturities of long-term debt and lease obligations            111                   115
                  Accounts payable and accrued liabilities                            1,919                 2,181
                  Income taxes payable                                                  595                   536
                  ---------------------------------------------------------------------------------------------------
                  Total current liabilities                                           2,931                 2,988
---------------------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                                  2,938                 3,096
---------------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                         499                   505
---------------------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                                        277                   246
---------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                             402                   411
---------------------------------------------------------------------------------------------------------------------
Stockholders'     Common stock, $1 par value, authorized 350,000,000
equity               shares, issued 291,248,251 shares in 1999 and 1998                 291                   291
                  Additional contributed capital                                      2,047                 2,064
                  Retained earnings                                                   1,023                   990
                  Common stock in treasury, at cost, 2,977,443
                     shares in 1999 and 4,919,141 shares in 1998                       (154)                 (210)
                  Accumulated other comprehensive income                               (356)                 (296)
                  ---------------------------------------------------------------------------------------------------
                  Total stockholders' equity                                          2,851                 2,839
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $9,898               $10,085
=====================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                  (in millions)
---------------------------------------------------------------------------------------------------------------------
                                                                                      Three months ended March 31,
(brackets denote cash outflows)                                                        1999                  1998
                                                                                   ----------------------------------
Cash flows        Net income                                                           $151                  $164
from              Adjustments
operations           Depreciation and amortization                                      119                   107
                     Deferred income taxes                                                3                   (11)
                     Cumulative effect of accounting change                              34                    --
                     Other                                                               --                     2
                  Changes in balance sheet items
                     Accounts receivable                                                (13)                  (10)
                     Inventories                                                        (43)                  (68)
                     Accounts payable and other accrued liabilities                     (82)                 (138)
                     Net litigation payments and other                                 (150)                 (101)
                  ---------------------------------------------------------------------------------------------------
                  Cash flow from operations                                              19                   (55)
---------------------------------------------------------------------------------------------------------------------
Cash flows        Capital expenditures                                                 (108)                  (92)
from investing    Acquisitions, net of cash received,
activities           and investments in affiliates                                      (16)                 (139)
                  Divestitures and other asset dispositions                               4                    --
                  ---------------------------------------------------------------------------------------------------
                  Investment activities, net                                           (120)                 (231)
---------------------------------------------------------------------------------------------------------------------
Cash flows        Issuances of debt and lease obligations                                33                   633
from financing    Redemption of debt and lease obligations                             (127)                 (104)
activities        Decrease in debt with maturities
                     of three months or less, net                                       157                  (223)
                  Common stock dividends                                                (84)                  (81)
                  Stock issued under employee benefit plans                              39                    33
                  ---------------------------------------------------------------------------------------------------
                  Financing activities, net                                              18                   258
---------------------------------------------------------------------------------------------------------------------
Effect of currency exchange rate changes on cash and equivalents                        (18)                   (6)
---------------------------------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                                       (101)                  (34)
Cash and equivalents at beginning of period                                             709                   465
---------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                  $608                  $431
=====================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)

1.  FINANCIAL INFORMATION
-------------------------

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company's 1998 Annual Report to Stockholders.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All adjustments are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

Certain reclassifications have been made to conform the 1998 financial statements to the 1999 presentation.

Basis of consolidation
Prior to fiscal 1999, all operations outside the United States and its territories had been included in the consolidated financial statements on the basis of fiscal years ending November 30 in order to facilitate timely consolidation. In conjunction with the implementation of new financial systems, this one-month lag was eliminated as of the beginning of fiscal 1999 for certain of these international operations, and the December 1998 results of operations for these entities were recorded directly to retained earnings. This change does not have a material impact on the consolidated financial statements.

Start-up costs
Effective at the beginning of 1999, the company adopted AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires that, at the date of adoption, costs of start-up and organization activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and requires that such costs subsequent to adoption be expensed as incurred. The after-tax cumulative effect of this accounting change was $27 million. Excluding the initial effect of adopting this standard, management does not anticipate that the new SOP will have a material impact on future results of operations.

Comprehensive income
Total comprehensive income was $57 million and $123 million for the three months ended March 31, 1999 and 1998, respectively.

2.  EARNINGS PER SHARE
----------------------

The numerator for both basic and diluted earnings per share (EPS) is income before cumulative effect of accounting change, cumulative effect of accounting change or net income, as applicable. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The following is a reconciliation of the shares (denominator) of the basic and diluted per-share computations:

quarters ended March 31 (in million of shares)               1999       1998
----------------------------------------------------------------------------
Basic EPS shares                                              287        280
----------------------------------------------------------------------------
Effect of dilutive securities (principally
   employee stock options)                                      6          5
----------------------------------------------------------------------------
Diluted EPS shares                                            293        285
----------------------------------------------------------------------------

3.  COMMON STOCK
----------------
Shared Investment Plan
----------------------
In connection with a newly implemented Shared Investment Plan, the company received approximately $198 million in cash in May 1999 from 142 of Baxter's senior managers, who collectively and voluntarily purchased approximately 3.1 million shares of the company's common stock. This plan, which is similar to one implemented in 1994, directly aligns management and shareholder interests. The Baxter managers used full-recourse personal bank loans to purchase the stock at the May 3, 1999 closing price of $63.625. Baxter has agreed to guarantee repayment to the banks in the event of default by a participant in the plan.

Equity Forward Agreements
-------------------------
During the first quarter of 1999, the company entered into forward agreements with independent third parties related to approximately 2.7 million shares of its common stock. The purpose of the agreements is to attempt to partially offset the dilutive effect of stock issuances under the company's employee stock option plans. The forward agreements require the company to purchase its common stock from the counterparties on specified future dates and at specified prices. The company can, at its option, require settlement of the agreements with shares of its common stock or, in some cases, cash, in lieu of physical settlement. The agreements mature during the first quarter of 2002 at exercise prices ranging from $79 to $81 per share. The company may, at its option, terminate these agreements at any time before maturity.

4.  ACQUISITIONS
----------------

All acquisitions during the three months ended March 31, 1999 and 1998 were accounted for under the purchase method. Results of operations of acquired companies are included in the company's results of operations as of the respective acquisition dates. The purchase price of each acquisition was allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net tangible assets and liabilities acquired was allocated to goodwill and other intangible assets, and is being amortized on a straight-line basis over periods ranging from 10 to 40 years.

Had the first quarter 1999 and 1998 acquisitions taken place on January 1 of 1999 or 1998, net sales, net income and earnings per share would not have been materially different from the reported amounts.

Bieffe Medital S.p.A.
---------------------
In early 1998, the company acquired Bieffe Medital S.p.A., a manufacturer of dialysis and intravenous solutions and containers, for approximately $188 million. Approximately $124 million and $15 million of the purchase price was allocated to goodwill and other intangibles, respectively.

5.  INVENTORIES
---------------

Inventories consisted of the following:

----------------------------------------------------------------------------
                                                 March 31,     December 31,
                                                     1999             1998
(in millions)
----------------------------------------------------------------------------
Raw materials                                        $336             $315
Work in process                                       260              262
Finished products                                     735              747
----------------------------------------------------------------------------
Total inventories                                  $1,331           $1,324
============================================================================

6.  EXIT AND OTHER REORGANIZATION PROGRAMS
------------------------------------------

In September 1998, the company decided to end the clinical development of the Blood Therapies' segment's first-generation oxygen-carrying therapeutic called HemAssist(R)(DCLHb) and focus on the next-generation program. While the first-generation program was based on human hemoglobin, the next-generation program is based on genetically engineered hemoglobin molecules. The company also decided to exit certain non-strategic investments, primarily in Asia, and reorganize certain other activities, principally in the Blood Therapies and I.V. Systems/Medical Products segments. As a result of these decisions, the company recorded a $131 million pretax charge primarily for asset writedowns and employee severance, of which approximately $38 million related to employee severance resulting from the elimination of approximately 400 positions worldwide. Approximately 200 positions have been eliminated to date and approximately $96 million of reserves have been utilized to date, of which approximately $19 million have pertained to employee-related costs. The majority of the asset writedowns relate to assets located in a manufacturing facility in Neuchatel, Switzerland, that were used solely in the development and manufacture of HemAssist(R) (DCLHb), and have no alternative future use. In 1999, the company plans to begin modifications to this manufacturing facility, which was designed to manufacture a human hemoglobin product, to produce certain other biopharmaceutical products. Such alternate production is expected to commence at the Neuchatel facility in the next two to four years.

In September 1995, the company recorded a restructuring charge of $103 million primarily to eliminate excess plant capacity and reduce manufacturing costs. The charge predominantly related to the closure of the intravenous-solutions plant and warehouse in Carolina, Puerto Rico and was comprised principally of asset writedowns and employee severance costs. The original timetable for the program had been affected by delays in required governmental regulatory reviews relating to the transfer of equipment and production processes to other facilities in Puerto Rico and the United States. As of year-end 1998, production and warehousing had been consolidated into other facilities. The remaining reserves were utilized during the first quarter of 1999 as employee severance was paid and other wind-down activities were completed. Approximately 1,200 positions were eliminated in Puerto Rico. Certain positions, primarily direct labor, were added to other facilities to support the increased production levels at those sites.

7.  LEGAL PROCEEDINGS
---------------------

Refer to Part II - Item 1. Legal Proceedings below for the status of lawsuits and claims involving the company.

8.  INTEREST, NET
-----------------

Net interest expense consisted of the following:

----------------------------------------------------------------------------
                                             Three months ended March 31,
(in millions)                                 1999                  1998
----------------------------------------------------------------------------
Interest expense                               $41                   $53
Interest income                                 (6)                  (11)
============================================================================
Interest, net                                  $35                   $42
============================================================================

9.  SEGMENT INFORMATION
-----------------------

The company operates in four segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their businesses are as follows: I.V. Systems/Medical Products: technologies and systems to provide intravenous fluid and drug delivery; Blood Therapies: biopharmaceutical and blood-collection and separation products and technologies;
Renal: products and services to treat end-stage kidney disease; and
CardioVascular: products and services to treat late-stage heart disease and vascular disorders. Certain items are maintained at corporate headquarters (Corporate) and are not allocated to the segments. They primarily include most of the company's debt and cash and equivalents and related net interest expense, corporate headquarters costs, certain non-strategic investments and nonrecurring gains and losses, deferred income taxes, certain portions of goodwill, certain foreign currency fluctuations, hedging activities, and certain litigation liabilities and related insurance receivables.

Financial information for the company's segments for the three months ended March 31 is as follows:

                       I.V. Systems/
                             Medical        Blood                 Cardio
                            Products    Therapies     Renal     Vascular      Other      Total
----------------------------------------------------------------------------------------------
1999
----
Net sales                       $550         $512      $400         $223         --     $1,685
Pretax income                     71          101        71           33        ($39)      237

1998
----
Net sales                       $501         $410      $345         $212         --     $1,468
Pretax income                     67           85        68           33       ($34)       219
----------------------------------------------------------------------------------------------

The following are reconciliations of total segment amounts to amounts per the condensed consolidated financial statements:

                                                                 Three Months
                                                              Ended March 31,
                                                          -------------------
                                                           1999          1998
-----------------------------------------------------------------------------
Pretax income
Total pretax income from segments                          $276          $253
Unallocated amounts
     Interest expense, net                                  (35)          (42)
     Other Corporate items                                   (4)            8
                                                          -------------------
Income before income taxes and
     cumulative effect of accounting change                $237          $219
-----------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Baxter International Inc.'s (Baxter or the company) 1998 Annual Report to Stockholders (Annual Report) contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998. In the Annual Report, management outlined its key financial objectives for 1999. These objectives and the results achieved through March 31, 1999 are summarized as follows:

                                                                           RESULTS THROUGH
             FULL YEAR 1999 OBJECTIVES                                      MARCH 31, 1999
-----------------------------------------------------------------------------------------------------------
 o    Increase net sales approximately 10       o     Net sales during the first quarter increased 15
      percent.                                        percent.

-----------------------------------------------------------------------------------------------------------

 o    Grow net earnings in the low double       o     Net income, before the cumulative effect of a
      digits.                                         change in accounting principle, increased 9
                                                      percent during the three months ended March 31,
                                                      1999.

-----------------------------------------------------------------------------------------------------------

 o    Generate $500 million in operational      o     The company generated operational cash flow of $9
      cash flow, after investing                      million during the first quarter. The total of
      approximately $1 billion                        capital expenditures and research and development
      in capital expenditures and                     expenses for the three months ended March 31, 1999
      research and development.                       was $195 million.

-----------------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

NET SALES TRENDS

--------------------------------------------------------------------------------
                                  Three months ended March 31,          Percent
(in millions)                       1999                  1998         increase
--------------------------------------------------------------------------------
   International                    $901                  $764             18%
   United States                     784                   704             11%
================================================================================
     Total net sales              $1,685                $1,468             15%
================================================================================

Refer to Note 9 to the Condensed Consolidated Financial Statements for a summary of net sales by segment.

Blood Therapies
Sales in the Blood Therapies segment for the three months ended March 31, 1999 increased 25 percent over the prior year quarter. Strong demand for the segment's therapeutic proteins, especially Recombinate(TM) Antihemophilic Factor (recombinant), generated significant worldwide growth, particularly in the United States. Due to the company's recent increase in manufacturing capacity and the strong demand for Recombinate, sales of this product were unusually strong during the first quarter of 1999. While sales for the rest of the year are expected to continue to remain strong, management expects that growth rates in the second through fourth quarters of 1999 will be less than in the first quarter. Domestic sales of the segment's plasma-based products also contributed strongly to the sales growth for the quarter, as the supply constraints that impacted the entire factor concentrates industry in 1998 have eased somewhat in 1999.

Renal
The Renal segment was a significant contributor to first quarter 1999 sales growth, generating 16 percent growth over the prior year quarter. International sales were particularly strong, with significant growth generated from the segment's Renal Therapy Services (RTS) business, which operates dialysis clinics in partnership with local physicians and hospitals in international markets. While RTS sales are expected to remain strong, management expects that growth rates in the second through fourth quarters of 1999 will be less than in the first quarter due to a reduction in acquisition-related growth. Domestically, the Renal Management Services (RMS) business, which is a renal-disease management organization, contributed to the sales growth rate. The base business had solid sales growth for the three months ended March 31, 1999, with particularly strong sales growth in the Latin America region.

I.V. Systems/Medical Products
The I.V. Systems/Medical Products segment generated 10 percent sales growth during the three months ended March 31, 1999. The April 1998 acquisition of the Pharmaceutical Products Division of The BOC Group's Ohmeda health-care business (Ohmeda), a manufacturer of inhalants and drugs used for general and local anesthesia, was a significant contributor to sales growth for the quarter. The recent introductions of the Colleague(R) single-channel and triple-channel volumetric infusion pumps, and increased penetration and new product introductions in Latin America and other emerging markets also contributed to sales growth for the quarter. Partially offsetting these factors were the effects of competitive pricing pressures and cost pressures from health-care providers in the United States and certain other markets.

CardioVascular
Sales growth in the CardioVascular segment was 5 percent for the three months ended March 31, 1999. The segment's growth was principally driven by strong sales growth in the tissue heart valve and valve-repair product lines, both in international and domestic markets, as well as by sales of new and recently introduced products. Significant growth in these product lines was partially offset by the effects of strong pricing pressures in various product lines, loss of an autotransfusion products distribution agreement, and a reduction in overall open-heart surgical procedures, particularly in the United States.

The following table shows key ratios of certain income statement items as a percent of sales:

GROSS MARGIN AND EXPENSE RATIOS

----------------------------------------------------------------------------------------------
                                                Three months ended March 31,      Increase
                                                  1999                  1998      (decrease)
----------------------------------------------------------------------------------------------
Gross profit margin                              43.7%                 45.1%       (1.4pts)
Marketing and administrative expenses            21.5%                 20.9%         .6pts
----------------------------------------------------------------------------------------------

The gross profit margin decreased 1.4 points for the three months ended March 31, 1999 primarily due to the recognition of unfavorable manufacturing variances incurred in 1998. These variances relate to increased investments in the Blood Therapies segment's safety and quality systems in response to heightened FDA regulatory activity. A less favorable product mix in the first quarter of 1999 as compared to the prior year quarter also impacted the gross profit margin.

Marketing and administrative expenses increased as a percent of sales by .6 points for the three months ended March 31, 1999 as compared to the prior year quarter, primarily due to the acquisition of Ohmeda. Partially offsetting this increase was the leveraging of expenses as a result of strong sales, particularly in the Blood Therapies and Renal segments. Management expects to decrease the expense ratio during the year as it focuses on cost control across all business units, integrates recent acquisitions and implements the reorganization programs discussed below.

RESEARCH AND DEVELOPMENT

----------------------------------------------------------------------------------------------
                                               Three months ended March 31,       Percent
(in millions)                                    1999                  1998       increase
----------------------------------------------------------------------------------------------
Research and development expenses                $87                   $86          1%
As a percent of sales                              5%                    6%
----------------------------------------------------------------------------------------------

Research and development (R&D) expenses decreased as a percentage of sales in 1999 as compared to 1998, primarily due to the September 1998 decision to end the clinical development of the company's first-generation oxygen-carrying therapeutic called HemAssist(R) (DCLHb). Management expects the growth rate in R&D expenses will increase during the remainder of the year as the company focuses on the next-generation oxygen-carrying therapeutics program within its Blood Therapies segment, as well as on other R&D initiatives across the four segments.

EXIT AND OTHER REORGANIZATION PROGRAMS

Refer to Note 6 to the Condensed Consolidated Financial Statements for a discussion of the company's charges, utilization of the reserves and headcount reductions to date. Management believes remaining reserves for exit and other reorganization programs are adequate to complete the actions contemplated by the programs. Future cash expenditures related to the programs will be funded with cash generated from operations.

The 1998 program is in process and principally relates to the decision to end the clinical development of HemAssist (DCLHb), as discussed above, as well as the decision to exit certain non-strategic investments, primarily in Asia, and reorganize certain other activities. The 1995 program has been completed. The plant closures and consolidations in Puerto Rico lower manufacturing costs and help mitigate any future exposure to gross margin erosion arising from pricing pressures, primarily in the United States.

OTHER INCOME AND EXPENSE

Net interest expense decreased for the three months ended March 31, 1999 as compared to the prior year quarter as the effect of higher debt levels was more than offset by the impact of a higher level of foreign currency denominated debt, which bears a lower average interest rate.

PRETAX INCOME

Refer to Note 9 to the Condensed Consolidated Financial Statements for a summary of financial results by segment.

Blood Therapies
The pretax income growth of 19 percent was driven by the strong sales for the quarter, a reduction in R&D expenses due to the termination of the HemAssist (DCLHb) program, and leveraging of marketing and administrative expenses. As discussed above, the gross profit margin for the Blood Therapies segment declined for the three months ended March 31, 1999 primarily due to the recognition of unfavorable manufacturing variances incurred in 1998. Additionally, the blood-collection businesses generated lower profits principally as a result of a less favorable mix of sales and pricing pressures due to competition.

Renal
Pretax income increased approximately 4 percent for the quarter. Strong sales growth for the quarter was partially offset by the effects of a less favorable product and services mix, and increased investments in the business.

I.V. Systems/Medical Products
Pretax income increased 6 percent for the three months ended March 31, 1999 as compared to the prior year quarter. This growth in profitability was principally due to the acquisition of Ohmeda in April 1998, with the base business also generating solid growth during the quarter.

CardioVascular
Pretax income was approximately flat for the quarter. These results primarily reflect growth in the higher-margin tissue heart valve and valve-repair product lines, offset by reduced profits in certain other product and service lines due to pricing and competitive pressures, and a reduction in the number of open-heart surgical procedures.

CHANGE IN ACCOUNTING PRINCIPLE

In the first quarter of 1999, the company recorded a $27 million after-tax charge for the cumulative effect of a change in accounting principle. The charge related to the adoption of AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." Excluding the initial effect of adopting this standard, management does not anticipate that the new SOP will have a material impact on future results of operations.

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

The following table reconciles cash flow provided by operations, as determined by generally accepted accounting principles, to operational cash flow:

-------------------------------------------------------------------------------------------
                                                             Three months ended March 31,
(in millions)                                                 1999                  1998
-------------------------------------------------------------------------------------------
Cash flow from operations per the Company's
   Condensed Consolidated Statements of Cash Flows             $19                  ($55)
Capital expenditures                                          (108)                  (92)
Net interest after tax                                          21                    25
Other, including mammary implant litigation                     77                    62
-------------------------------------------------------------------------------------------
Operational cash flow                                           $9                  ($60)
===========================================================================================

The company typically has a modest net operational cash inflow or a net operational cash outflow in the first quarter of the year due to the timing of receipts and disbursements. Management expects to achieve its goal of generating at least $500 million in operational cash flow in 1999.

Approximately $114 million of the total net cash flows used for acquisitions and investments in affiliates for the three months ended March 31, 1998 related to the acquisition of Bieffe Medital S.p.A. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information regarding this acquisition.

The company's net-debt-to-capital ratio was 49.1 percent and 48.4 percent at March 31, 1999 and December 31, 1998, respectively. The ratio generally increases in the first quarter from the prior year-end due to low cash flow typically generated at the beginning of the year. Management expects the ratio to decline to the low-to-mid 40 percent range over time as a result of ongoing operations.

As authorized by the board of directors, the company repurchases its stock to optimize its capital structure depending upon its operational cash flows, net debt level, current market conditions and other factors. In November 1995, the board of directors authorized the repurchase of up to $500 million over a period of several years, of which $267 million has been repurchased to date. No repurchases have been made since 1996. As discussed above, the company's net-debt-to-capital ratio is currently 49.1 percent and, therefore, management does not presently intend to repurchase shares.

Refer to Note 3 to the Condensed Consolidated Financial Statements for information regarding the company's newly implemented Shared Investment Plan.

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

YEAR 2000
---------

The company has developed, and is implementing, a comprehensive program to address Year 2000 issues pertaining to both information technology (IT) and non-IT systems. The program is monitored by a steering committee comprised of senior management in key functional areas, which periodically reports to the audit committee of the board of directors as to the program's status. The program consists of identification, compliance and post-implementation phases and considers the effect of the Year 2000 on the company's internal systems, customers, products and services, and manufacturing systems, as well as on its suppliers and other critical business partners. The current status of these areas of scope vary within the post-implementation phase.

The company has been upgrading, replacing or modifying non-compliant internal systems. All major systems are expected to be Year 2000 compliant, based on a phased implementation plan, by the end of the third quarter of 1999. To date, the company has achieved all major milestones relating to this initiative, with approximately 75 percent of system implementations complete as of the end of the first quarter of 1999.

Compliance checking of products has been completed and there are fewer than 20 products identified with Year 2000 issues. Product modifications and replacements are expected to be complete by mid-1999. The company has launched a Year 2000 website for its customers that includes a complete list of the company's electronic medical products, detailed and frequently updated information regarding Year 2000 affected products, a product supply requirements policy addressing Year 2000 supply chain issues, and other information regarding the company's Year 2000 program.

The company is actively addressing systems in its manufacturing plants and other facilities. All remediation decisions for critical items were complete at the end of 1998 and implementation of required changes for all date-dependent items is expected to be completed by mid-1999. Approximately 85 percent of the required changes for critical items have been implemented as of the end of the first quarter of 1999, consistent with management's expectations. In addition, the company has initiated communications, which include solicitation of written responses to questionnaires and follow-up meetings, with critical suppliers and other business partners to determine the extent to which any Year 2000 issues affecting such third parties will affect the company. To date, the company has achieved an over-90 percent response rate from critical supplier questionnaires. Such communications are ongoing and are expected to continue through the end of 1999, with action plans developed and implemented as necessary.

The total cost to upgrade or replace IT systems that would not have been Year 2000 ready is estimated to be approximately $135 million. Close to 75 percent of this total has been expended to date, with the remainder to be substantially expended by the end of 1999. None of the company's systems are being upgraded or replaced solely to address Year 2000 issues, although in some cases the timing of the system upgrades and replacements is being accelerated.

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

Management of the company believes that its program will be effective to resolve the Year 2000 issue in a timely manner. The company has, however, begun contingency planning to address any situations that may arise in which the readiness of the company's internal technology or that of third parties is not reasonably expected to be adequate, and where practical alternatives are available. The company has been assessing the viability of the entire supply chain and is in the process of developing any necessary and feasible contingency plans accordingly. Current contingency planning centers on human resource issues, inventory management, and the development of a rapid response capability and monitoring process for critical communications during the transition into the Year 2000. To accumulate ongoing input into the contingency planning process, the company is meeting regularly with key health-care industry leaders, contacting customs officials and monitoring the Year 2000 status of key customers, distributors and suppliers.

Management does not believe there has been or will be a significant disruption to the company's business due to the Year 2000 remediation effort. However, there can be no assurance that the company's Year 2000 program or the programs of critical business partners will be successful. Any failure to adequately address the Year 2000 issue could significantly disrupt the company's operations and possibly lead to litigation against the company. The costs and expenses associated with any such failure or litigation, or with any disruptions in the economy in general as a result of the Year 2000, are not presently estimable, but could have a material adverse effect on the company's business and results of operations.

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

NEW ACCOUNTING STANDARD
-----------------------

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management is in the process of evaluating this standard and has not yet determined the future impact on the company's consolidated financial statements.

Review by Independent Public Accountants
----------------------------------------

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 1999 and 1998 have been performed by PricewaterhouseCoopers LLP, the Company's independent accountants. Their report on the interim condensed consolidated financial information follows. There have been no material adjustments or disclosures proposed by PricewaterhouseCoopers LLP, which have not been reflected in the interim condensed consolidated financial information. Their report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                        Report of Independent Accountants
                        ---------------------------------



May 11, 1999


Board of Directors and Stockholders of
Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and condensed consolidated statements of cash flows of Baxter International Inc. and its subsidiaries as of March 31, 1999 and 1998 and for the three-month periods then ended. This interim financial information is the responsibility of the company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated February 5, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP

                           PART II. OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

Baxter International Inc. (Baxter or the company) and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the company or by companies that were acquired by the company. The most significant of these are reported in the company's Annual Report on Form 10-K for the year ended December 31, 1998, and material developments in such matters for the quarter ended March 31, 1999 are described below. Upon resolution of any such matters, Baxter may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the company's net income and net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Baxter's consolidated financial position.

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

As of March 31, 1999, Baxter, together with certain of its subsidiaries, had been named as a defendant or co-defendant in 5,007 lawsuits and 165 claims relating to mammary implants, brought by approximately 13,009 plaintiffs, of which 10,323 are implant plaintiffs and the remainder are consortium or second-generation plaintiffs. Of those plaintiffs, 4,919 currently are included in the Lindsey class action revised settlement described below, which accounts for 1,985 of the pending lawsuits against the company. Additionally, 5,203 plaintiffs have opted out of the revised settlement (representing 2,922 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of March 31, 1999, 1,813 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the first quarter of 1999, Baxter obtained dismissals, or agreements for dismissals, with respect to 1,226 plaintiffs.

In addition to the individual suits against the company, a class action on behalf of all women with silicone mammary implants is pending in the United States District Court (U.S.D.C.) for the Northern District of Alabama involving most manufacturers of such implants, including Baxter, as successor to AHSC (Lindsey, et al., v. Dow Corning, et al., U.S.D.C., N. Dist. Ala., CV
94-P-

11558-S). The class action was certified for settlement purposes only by the court on September 1, 1994, and the settlement terms were subsequently revised and approved on December 22, 1995 (the revised settlement). All appeals directly challenging the revised settlement have been dismissed.

In addition to the Lindsey class action, the company also has been named in 12 other purported class actions in various state and provincial courts, only one of which is certified.

Plasma-Based Therapies Litigation
---------------------------------

As previously reported in the company's Annual Report on Form 10-K, Baxter currently is a defendant in a number of claims and lawsuits brought by individuals who have hemophilia, all seeking damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII or IX derived from human blood plasma (factor concentrates) processed by the company from the late 1970s to the mid-1980s. The typical case or claim alleges that the individual was infected with the HIV virus by factor concentrates, which contained the HIV virus. None of these cases involves factor concentrates currently processed by the company.

As of March 31, 1999, Baxter had been named in 287 lawsuits and 412 claims in the United States, Canada, Ireland, Italy, Taiwan, Japan, Argentina, Germany and the Netherlands. The U.S.D.C. for the Northern District of Illinois has approved a settlement of all U.S. federal court factor concentrates cases. As of March 31, 1999, approximately 6,500 claimant groups had been found eligible to participate in the settlement, and approximately 350 claimants had opted out of the settlement. Approximately 6,005 of the claimant groups had received payments as of March 31, 1999, and payments are expected to continue through the second quarter of 1999 as releases are received from the remaining claimant groups. The company also has been named in four purported class actions. None of these class actions has been certified.

In Japan, Baxter is a defendant, along with the Japanese government and four other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of March 31, 1999, the cases involved 1,301 plaintiffs, of whom 1,268 have settled their claims.

In addition, Immuno International AG (Immuno) has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by factor concentrates containing the HIV virus. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. In addition, pursuant to the stock purchase agreement between the company and Immuno, approximately 84 million Swiss francs (or approximately $61 million at year-end) of the purchase price was withheld to cover these contingent liabilities. In April 1999, the stock purchase agreement between the company and Immuno was amended to revise the holdback amount from 84 million Swiss francs to 26 million Swiss francs in consideration for an April 1999 payment by the company of 29 million Swiss francs to Immuno as additional purchase price.

As previously reported in the company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company's Gammagard(R) IVIG (intravenous immunoglobulin), all of whom are seeking damages for hepatitis C infections allegedly caused by infusing Gammagard(R) IVIG. As of March 31, 1999, Baxter was a defendant in 47 lawsuits and 56 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. Three suits currently pending in the United States have been filed as purported class actions but only one has been certified.

Other Litigation
----------------

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of March 31, 1999, the company had been named as a defendant in 386 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-1997 C.D.

Item 6.  Exhibits and Report on Form 8-K.

(a)    Exhibits

       Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)    Report on Form 8-K

       A report on Form 8-K was filed on March 31, 1999, which reported under "Item 5 - Other Events" an amended Exhibit 23 to the company's Annual Report on Form 10-K for the year ended December 31, 1998.

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


                                         BAXTER INTERNATIONAL INC.
                                         ----------------------------------
                                                  (Registrant)



Date: May 11, 1999                       By: /s/ Brian P. Anderson
                                             ------------------------------
                                             Brian P. Anderson
                                             Senior Vice President and Chief
                                             Financial Officer

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION
------------------------------------------------------------------------------

Number        Description of Exhibit
------        ----------------------

12            Computation of Ratio of Earnings to Fixed Charges

15            Letter Re Unaudited Interim Financial Information

27            Financial Data Schedule

              (All other exhibits have been omitted because they are not applicable or not required.)