Form 10-Q
period 1999-06-30
BAXTER INTERNATIONAL INC
filed 1999-08-16
CIK 10456

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         -----
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         -----
                      THE SECURITIES EXCHANGE ACT OF 1934

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


                                (847) 948-2000
                                --------------
                        (Registrant's telephone number,
                             including area code)


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

   The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of August 6, 1999, the latest practicable date, was
                              291,143,216 shares.

                           BAXTER INTERNATIONAL INC.
                                   FORM 10-Q
                 For the quarterly period ended June 30, 1999
                               TABLE OF CONTENTS


                                                                     Page Number
                                                                     -----------
Part I.   FINANCIAL INFORMATION
-------------------------------
Item 1.   Financial Statements
             Condensed Consolidated Statements of Income...................... 2
             Condensed Consolidated Balance Sheets............................ 3
             Condensed Consolidated Statements of Cash Flows.................. 4
             Notes to Condensed Consolidated Financial Statements............. 5
Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................13
Review by Independent Public Accountants......................................22
Report of Independent Accountants.............................................23

Part II.  OTHER INFORMATION
---------------------------
Item 1.   Legal Proceedings...................................................24
Item 4.   Submission of Matters to a Vote of Security Holders.................27
Item 6.   Exhibits and Reports on Form 8-K....................................27
Signature.....................................................................28
Exhibits......................................................................29

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
                  Baxter International Inc. and Subsidiaries
            Condensed Consolidated Statements of Income (unaudited)
                     (in millions, except per share data)

                                                                 Three months ended          Six months ended
                                                                           June 30,                   June 30,
                                                                   1999        1998           1999        1998
                                                                 ------------------         ------------------
Operations
  Net sales                                                      $1,560      $1,419         $3,022      $2,675
  Costs and expenses
    Cost of goods sold                                              870         765          1,707       1,458
    Marketing and administrative expenses                           319         306            623         563
    Research and development expenses                                84          84            159         158
    In-process research and development                              --         116             --         116
    Interest, net                                                    22          33             46          64
    Goodwill amortization                                             4           5              9           9
    Other expense                                                     6           6              6           4
--------------------------------------------------------------------------------------------------------------
    Total costs and expenses                                      1,305       1,315          2,550       2,372
--------------------------------------------------------------------------------------------------------------
  Income from continuing operations before income taxes
    and cumulative effect of accounting change                      255         104            472         303
    Income tax expense                                               66          52            121         103
--------------------------------------------------------------------------------------------------------------
  Income from continuing operations before cumulative
    effect of accounting change                                     189          52            351         200
  Income from discontinued operation, net of applicable
    income tax expense of $6 and $10 in 1999 and
    $4 and $8 in 1998                                                18          11             34          27
--------------------------------------------------------------------------------------------------------------
  Income before cumulative effect of accounting change              207          63            385         227
  Cumulative effect of accounting change, net of
    income tax benefit of $7                                         --          --            (27)         --
--------------------------------------------------------------------------------------------------------------
  Net income                                                     $  207      $   63         $  358      $  227
--------------------------------------------------------------------------------------------------------------

  Earnings per basic common share
    Continuing operations, before cumulative effect of
      accounting change                                          $  .65      $  .18         $ 1.21      $  .71
    Discontinued operation                                          .06         .04            .12         .10
    Cumulative effect of accounting change                           --          --           (.09)         --
--------------------------------------------------------------------------------------------------------------
    Net income                                                   $  .71      $  .22         $ 1.24      $  .81
==============================================================================================================

  Earnings per diluted common share
    Continuing operations, before cumulative effect of
      accounting change                                          $  .64      $  .18         $ 1.19      $  .70
    Discontinued operation                                          .06         .04            .12         .09
    Cumulative effect of accounting change                           --          --           (.09)         --
--------------------------------------------------------------------------------------------------------------
    Net income                                                   $  .70      $  .22         $ 1.22      $  .79
==============================================================================================================

  Weighted average number
    of common shares outstanding:
    Basic                                                           290         283            289         282
==============================================================================================================
    Diluted                                                         295         288            294         287
==============================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  Baxter International Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                         (in millions, except shares)

====================================================================================================================
                                                                                    June 30,             December 31,
                                                                                       1999                     1998
                                                                                 (unaudited)
                                                                                 -----------------------------------
Current assets   Cash and equivalents                                               $   723                  $   709
                 Accounts receivable                                                  1,581                    1,588
                 Notes and other current receivables                                    153                      329
                 Inventories                                                          1,397                    1,324
                 Short-term deferred income taxes                                       387                      467
                 Prepaid expenses                                                       246                      234
                 ---------------------------------------------------------------------------------------------------
                 Total current assets                                                 4,487                    4,651
--------------------------------------------------------------------------------------------------------------------
Property,        At cost                                                              4,945                    4,989
plant and        Accumulated depreciation and amortization                           (2,297)                  (2,316)
Equipment        ---------------------------------------------------------------------------------------------------
                 Net property, plant and equipment                                    2,648                    2,673
--------------------------------------------------------------------------------------------------------------------
Other assets     Goodwill and other intangibles                                       1,734                    1,817
                 Insurance receivables                                                  393                      378
                 Other                                                                  637                      566
                 ---------------------------------------------------------------------------------------------------
                 Total other assets                                                   2,764                    2,761
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $ 9,899                  $10,085
====================================================================================================================

Current          Notes payable to banks                                             $   123                  $   156
liabilities      Current maturities of long-term debt and lease obligations             110                      115
                 Accounts payable and accrued liabilities                             1,786                    2,181
                 Income taxes payable                                                   578                      536
                 ---------------------------------------------------------------------------------------------------
                 Total current liabilities                                            2,597                    2,988
--------------------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                                  2,907                    3,096
--------------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                         440                      505
--------------------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                                        334                      246
--------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                             402                      411
--------------------------------------------------------------------------------------------------------------------
Stockholders'    Common stock, $1 par value, authorized 350,000,000
equity             shares, issued 294,363,251 shares in 1999 and
                   291,248,251 shares in 1998                                           294                      291
                 Additional contributed capital                                       2,249                    2,064
                 Retained earnings                                                    1,145                      990
                 Common stock in treasury, at cost, 2,479,526
                   shares in 1999 and 4,919,141 shares in 1998                         (132)                    (210)
                 Accumulated other comprehensive income                                (337)                    (296)
                 ---------------------------------------------------------------------------------------------------
                 Total stockholders' equity                                           3,219                    2,839
--------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $ 9,899                  $10,085
====================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (in millions)

======================================================================================================================
                                                                                          Six months ended June 30,
(brackets denote cash outflows)                                                         1999                      1998
                                                                                       -------------------------------
Cash flows       Net income                                                            $ 358                     $ 227
from             Adjustments
operations         Depreciation and amortization                                         227                       211
                   Deferred income taxes                                                  16                        66
                   Cumulative effect of accounting change                                 34                        --
                   In-process research and development                                    --                       116
                   Other                                                                   8                         3
                 Changes in balance sheet items
                   Accounts receivable                                                     5                      (116)
                   Inventories                                                          (104)                     (136)
                   Accounts payable and other accrued liabilities                       (143)                     (142)
                   Net litigation payments and other                                    (155)                     (138)
                 -----------------------------------------------------------------------------------------------------
                 Cash flows from operations                                              246                        91
----------------------------------------------------------------------------------------------------------------------
Cash flows       Capital expenditures                                                   (248)                     (221)
from investing   Acquisitions, net of cash received,
activities         and investments in affiliates                                         (57)                     (239)
                 Divestitures and other asset dispositions                                 6                        --
                 -----------------------------------------------------------------------------------------------------
                 Investment activities, net                                             (299)                     (460)
----------------------------------------------------------------------------------------------------------------------
Cash flows       Issuances of debt and lease obligations                                 268                       879
from financing   Redemptions of debt and lease obligations                              (375)                     (117)
activities       Increase (decrease) in debt with maturities
                   of three months or less, net                                          122                      (310)
                 Common stock cash dividends                                            (169)                     (165)
                 Stock issued under Shared Investment Plan                               198                        --
                 Stock issued under employee benefit plans                                67                        57
                 -----------------------------------------------------------------------------------------------------
                 Financing activities, net                                               111                       344
----------------------------------------------------------------------------------------------------------------------
Effect of currency exchange rate changes on cash and equivalents                         (44)                      (12)
----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                               14                       (37)
Cash and equivalents at beginning of period                                              709                       465
----------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                  $ 723                     $ 428
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

                  Baxter International Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (unaudited)

1.  FINANCIAL INFORMATION
-------------------------

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company's 1998 Annual Report to Stockholders.

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

Basis of consolidation
----------------------

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

Start-up costs
--------------

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

Comprehensive income
--------------------

Total comprehensive income was $226 million and $49 million for the three months ended June 30, 1999 and 1998, respectively, and was $283 million and $172 million for the six months ended June 30, 1999 and 1998, respectively.

2.  DISCONTINUED OPERATION
--------------------------

On July 11, 1999, the board of directors of Baxter International Inc. approved a plan to spin off its cardiovascular business to Baxter stockholders. Management expects that shares of the new cardiovascular company will be distributed to Baxter stockholders (the distribution) in the first six months of 2000 and that the spin-off will be tax-free. The distribution will result in the cardiovascular business operating as an independent entity with publicly traded common stock. The creation of a separately traded, publicly held company will enable Baxter and the new company to devote more management time, attention and investments directly to the core strategies of each business. The spin-off is expected to provide both companies with more financial flexibility and accelerate the speed of innovation.

The new cardiovascular company will manufacture, market and sell a comprehensive line of therapies and services to treat late-stage heart disease and vascular disorders. Products manufactured by the company will include heart valve replacement and repair products, critical-care monitoring devices, cardiopulmonary products, heart-assist systems and other products. The company will also provide services to hospitals for cardiovascular surgery and special procedures.

The following unaudited selected income statement data for the cardiovascular business is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.

---------------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended                   Six months ended
                                                                                June 30,                           June 30,
(in millions)                                                      1999             1998              1999             1998
---------------------------------------------------------------------------------------------------------------------------
Operations
  Net sales                                                       $ 233            $ 227             $ 456            $ 439
  Costs and expenses
    Cost of goods sold                                              115              118               227              231
    Marketing and administrative expenses                            60               55               118              105
    Research and development expenses                                13               15                25               27
    Interest, net                                                     9               10                20               21
    Goodwill amortization                                             9                9                17               17
    Other expense                                                     3                5                 5                3
---------------------------------------------------------------------------------------------------------------------------
    Total costs and expenses                                        209              212               412              404
---------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                                     $  24            $  15             $  44            $  35
===========================================================================================================================
   Income before interest, taxes, depreciation and
     amortization (EBITDA)                                        $  55            $  47             $ 109            $ 100
===========================================================================================================================

The following unaudited selected balance sheet data for the cardiovascular business is presented for informational purposes only. The data is presented on an historical management basis and does not reflect certain adjustments necessary to present the financial position of the business on a stand-alone basis.

---------------------------------------------------------------------------------------------------
                                                                   June 30,            December 31,
(in millions, on a management basis)                                   1999                    1998
---------------------------------------------------------------------------------------------------
Net current assets                                                   $  221                  $  206
Net noncurrent assets                                                 1,049                   1,048
---------------------------------------------------------------------------------------------------
   Total net assets                                                  $1,270                  $1,254
===================================================================================================

As a result of the board's approval of the distribution, the company's condensed consolidated income statement and related notes have been adjusted and restated to reflect the results of operations of the cardiovascular business as a discontinued operation. Management is in the process of analyzing and making decisions regarding assets and liabilities related to the cardiovascular business as well as the capitalization of the business. Therefore, the condensed consolidated balance sheet and condensed consolidated statement of cash flows and related notes have not yet been adjusted and restated to reflect the cardiovascular business as a discontinued operation. Such adjustments and restatements are expected to be made in the latter part of 1999. It is expected that through the issuance of new third-party debt, a portion of Baxter's existing debt will be indirectly assumed by the new cardiovascular company. The amount of debt will be determined when the capital structure for the new company is finalized.

3.  EARNINGS PER SHARE
----------------------

The numerator for both basic and diluted earnings per share (EPS) is income from continuing operations before cumulative effect of accounting change, income from discontinued operation, cumulative effect of accounting change or net income, as applicable. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The following is a reconciliation of the shares (denominator) of the basic and diluted per-share computations:

---------------------------------------------------------------------------------------------------------
                                                        Three months ended               Six months ended
                                                                  June 30,                       June 30,
(in millions)                                           1999          1998             1999          1998
---------------------------------------------------------------------------------------------------------
Basic EPS shares                                         290           283              289           282
---------------------------------------------------------------------------------------------------------
Effect of dilutive securities
   Employee stock options                                  4             4                5             4
   Employee stock purchase plans and equity
      forward agreements                                   1             1                0             1
---------------------------------------------------------------------------------------------------------
Diluted EPS shares                                       295           288              294           287
=========================================================================================================

4.  COMMON STOCK
----------------

Shared Investment Plan
----------------------

In connection with a newly implemented Shared Investment Plan, the company received approximately $198 million in cash in May 1999 from 142 of Baxter's senior managers, who in the aggregate voluntarily purchased approximately 3.1 million shares of the company's common stock. This plan, which is similar to one implemented in 1994, directly aligns management and shareholder interests. The Baxter managers used full-recourse personal bank loans to purchase the stock at the May 3, 1999 closing price of $63.625. Baxter has agreed to guarantee repayment to the banks in the event of default by a participant in the plan.

Equity Forward Agreements
-------------------------

During the first and second quarters of 1999, the company entered into forward agreements with independent third parties related to approximately 2.7 million and 3.8 million shares, respectively, of its common stock. The purpose of the agreements is to attempt to partially offset the dilutive effect of stock issuances under the company's employee stock option plans. The forward agreements require the company to purchase its common stock from the counterparties on specified future dates and at specified prices. The company can, at its option, require settlement of the agreements with shares of its common stock or, in some cases, cash, in lieu of physical settlement. Agreements related to approximately 2.8 million shares mature in 2000 at exercise prices ranging from $68 to $71 per share. Agreements related to approximately 3.7 million shares mature in 2002 at exercise prices ranging from $74 to $81 per share. The company may, at its option, terminate these agreements at any time before maturity.

In conjunction with its stock repurchase program, during the third quarter of 1999 the company terminated one of the agreements prior to original maturity date, delivering approximately $32.7 million in cash to the counterparty for 500,000 shares of Baxter common stock.

5.  ACQUISITIONS
-----------------

All acquisitions during the six months ended June 30, 1999 and 1998 were accounted for under the purchase method. Results of operations of acquired companies are included in the company's results of operations as of the respective acquisition dates. The purchase price of each acquisition was allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net tangible assets and liabilities acquired was allocated to goodwill and other intangible assets, and is being amortized on a straight-line basis over periods ranging from 10 to 40 years. As further discussed below, a portion of the purchase price for one of the acquisitions was allocated to in-process research and development (IPR&D) which, under GAAP, was immediately expensed.

Excluding the IPR&D charge, had the 1999 and 1998 acquisitions taken place on January 1 of 1999 or 1998, net sales, net income and earnings per share would not have been materially different from the reported amounts.

Somatogen, Inc.
---------------

In May 1998, the company acquired Somatogen, Inc. (Somatogen), a developer of recombinant hemoglobin-based technology. The purchase price was approximately $206 million and was principally settled with approximately 3.5 million shares of Baxter International Inc. common stock. In addition, Somatogen shareholders are entitled to a contingent deferred cash payment of up to $2.00 per Somatogen share, or approximately $42 million, based on a percentage of sales of certain future products through the year 2007. Approximately $116 million of the purchase price was allocated to IPR&D, and immediately expensed, as discussed above.

The amount allocated to IPR&D was determined on the basis of an independent appraisal using the income approach, which measures the value of an asset by the present value of its future economic benefits. Estimated cash flows were discounted to their present values at rates of return that incorporate the risk-free rate, the expected rate of inflation, and risks associated with the particular projects, including their stages of completion. Projected revenue and cost assumptions were determined based upon the company's historical experience and industry trends and averages. Somatogen was a development-stage company, developing oxygen-carrying therapeutics. No revenue had ever been generated from commercial product sales. The development of oxygen-carrying therapeutics is a strategic priority to Baxter. At the time of the acquisition of Somatogen, Baxter was in final-stage (Phase III) clinical trials with its HemAssist(R) (DCLHb) product. Baxter acquired Somatogen to advance the development of new generations of recombinant oxygen-carrying technology-based products with enhanced attributes. Subsequent to the date of the acquisition, Baxter decided to end its HemAssist (DCLHb) program and focus on Somatogen's next-generation program. Material net cash inflows relating to Somatogen's IPR&D were forecasted in the valuation to begin in 2004. Estimated research and development costs to be incurred prior to 2004 total approximately $100 million. A discount rate of 22 percent was used in the valuation.

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

6.  INVENTORIES
---------------

Inventories consisted of the following:

--------------------------------------------------------------------------------------
                                                         June 30,         December 31,
                                                             1999                 1998
(in millions)                                         (unaudited)
--------------------------------------------------------------------------------------
Raw materials                                              $  329               $  315
Work in process                                               272                  262
Finished products                                             796                  747
--------------------------------------------------------------------------------------
Total inventories                                          $1,397               $1,324
======================================================================================

7.  EXIT AND OTHER REORGANIZATION PROGRAMS
------------------------------------------

In September 1998, the company decided to end the clinical development of the Blood Therapies' segment's first-generation oxygen-carrying therapeutic called HemAssist(R) (DCLHb) and focus on the next-generation program. While the first-generation program was based on human hemoglobin, the next-generation program is based on genetically engineered hemoglobin molecules. The company also decided to exit certain non-strategic investments, primarily in Asia, and reorganize certain other activities, principally in the Blood Therapies and I.V. Systems/Medical Products segments. As a result of these decisions, the company recorded a $131 million pretax charge primarily for asset writedowns and employee severance, of which approximately $38 million related to employee severance resulting from the elimination of approximately 400 positions worldwide. Approximately 330 positions have been eliminated to date and approximately $19 million of reserves are remaining at June 30, 1999, of which approximately $6 million pertain to employee-related costs. The majority of the asset writedowns relate to assets located in a manufacturing facility in Neuchatel, Switzerland, that were used solely in the development and manufacture of HemAssist(R) (DCLHb), and have no alternative future use. In 1999, the company has begun modifications to this manufacturing facility, which was designed to manufacture a human hemoglobin product, to produce another biopharmaceutical product. Such alternate production is expected to commence at the Neuchatel facility in the next two to four years.

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

8. LEGAL PROCEEDINGS
--------------------

Refer to "Part II - Item 1. Legal Proceedings" below for the status of lawsuits and claims involving the company.

9. INTEREST, NET
----------------

Net interest expense consisted of the following (unaudited):

-----------------------------------------------------------------------------------------------------------
                                                             Three months ended            Six months ended
                                                                       June 30,                    June 30,
(in millions)                                                1999          1998            1999        1998
-----------------------------------------------------------------------------------------------------------
Interest expense                                              $39           $49             $80        $102
Interest income                                                (8)           (6)            (14)        (17)
-----------------------------------------------------------------------------------------------------------
Interest, net                                                 $31           $43             $66         $85
===========================================================================================================

Allocated to discontinued operation                           $ 9           $10             $20         $21
===========================================================================================================
Allocated to continuing operations                            $22           $33             $46         $64
===========================================================================================================

The allocation of interest to continuing operations and the discontinued operation was based on estimated relative net assets of these operations.

10. SEGMENT INFORMATION
-----------------------

The company operates in three segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their businesses are as follows: I.V. Systems/Medical Products: technologies and systems to provide intravenous fluid and drug delivery; Blood Therapies: biopharmaceutical and blood-collection and separation products and technologies; and Renal: products and services to treat end-stage kidney disease. As discussed in Note 2 above, the company plans to spin off its cardiovascular business to Baxter stockholders. Income statement information for the cardiovascular business, which is substantially the same as the former CardioVascular segment, is now being reflected in the condensed consolidated income statement as a discontinued operation.

Certain items are maintained at corporate headquarters (Corporate) and are not allocated to the segments. They primarily include most of the company's debt and cash and equivalents and related net interest expense, corporate headquarters costs, certain non-strategic investments and nonrecurring gains and losses, deferred income taxes, hedging activities, and certain litigation liabilities and related insurance receivables.

Financial information for the company's segments for the three and six months ended June 30 is as follows:



                              I.V. Systems/
                                    Medical      Blood
                                   Products  Therapies   Renal    Other    Total
--------------------------------------------------------------------------------

For the three months ended
--------------------------
June 30,
--------

1999
----
Net sales                            $  604     $  543    $413      --    $1,560
Pretax income                            99        117      79    ($40)      255

1998
----
Net sales                            $  572     $  477    $370      --    $1,419
Pretax income                            98        109      65   ($168)      104

For the six months ended
------------------------
June 30,
--------

1999
----
Net sales                            $1,154     $1,055    $813      --    $3,022
Pretax income                           169        217     149    ($63)      472

1998
----
Net sales                            $1,073     $  887    $715      --    $2,675
Pretax income                           169        195     133   ($194)      303
--------------------------------------------------------------------------------

The following are reconciliations of total segment amounts to amounts per the condensed consolidated financial statements:

                                                             Three Months
                                                            Ended June 30,
                                                            ---------------
                                                            1999      1998
---------------------------------------------------------------------------
Pretax income
------------
Total pretax income from segments                           $295      $ 272
Unallocated amounts
 Interest expense, net                                       (22)       (33)
 In-process research and development                          --       (116)
 Other Corporate items                                       (18)       (19)
                                                            ----      -----
Income from continuing operations before income
 taxes and cumulative effect of accounting change           $255      $ 104
---------------------------------------------------------------------------

                                                             Six Months
                                                           Ended June 30,
                                                           ---------------

                                                            1999     1998
--------------------------------------------------------------------------

Pretax income
-------------
Total pretax income from segments                          $ 535    $ 497
Unallocated amounts
   Interest expense, net                                     (46)     (64)
   In-process research and development                        --     (116)
   Other Corporate items                                     (17)     (14)
                                                           ---------------
Income from continuing operations before income
   taxes and cumulative effect of accounting change        $ 472    $ 303
--------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Baxter International Inc.'s (the company or Baxter) 1998 Annual Report to Stockholders ("Annual Report") contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998. In the Annual Report, management outlined its key financial objectives for 1999. The objectives, which are summarized below, were established based on total company results prior to the July 1999 announcement of the plan to spin off the cardiovascular business as a distribution to stockholders. Refer to Note 2 to the Condensed Consolidated Financial Statements for further information regarding the planned spin-off. Accordingly, the results presented below reflect the combined results of both continuing and discontinued operations.


                                                                      RESULTS THROUGH
          FULL YEAR 1999 OBJECTIVES                                    JUNE 30, 1999
--------------------------------------------------------------------------------------------------------------
 .  Increase net sales approximately 10                 .  Net sales during the six months ended
   percent.                                               June 30, 1999 increased 12 percent.

--------------------------------------------------------------------------------------------------------------
 .  Grow net earnings in the low double                 .  Excluding the cumulative effect of a change in
   digits.                                                accounting principle in 1999 and the in-process
                                                          research and development charge in 1998, net income
                                                          for the first half of the year increased
                                                          approximately 12 percent.
--------------------------------------------------------------------------------------------------------------
 .  Generate $500 million in operational cash           .  The company generated operational cash flow of
   flow, after investing approximately $1                 $144 million during the six months ended June 30,
   billion in capital improvements and                    1999. The total of capital expenditures and research
   research and development.                              and development expenses for the six months ended
                                                          June 30, 1999 was $432 million.
--------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

The following management discussion and analysis pertains to continuing operations, unless otherwise noted.

NET SALES TRENDS

---------------------------------------------------------------------------------------------------------
                           Three months ended                           Six months ended
                                     June 30,        Percent                    June 30,        Percent
(in millions)            1999            1998       Increase       1999             1998       Increase
---------------------------------------------------------------------------------------------------------
International            $  858        $  793           8%        $1,663          $1,475          13%
United States               702           626          12%         1,359           1,200          13%
---------------------------------------------------------------------------------------------------------
Total net sales          $1,560        $1,419          10%        $3,022          $2,675          13%
=========================================================================================================

Refer to Note 10 to the Condensed Consolidated Financial Statements for a summary of net sales by segment.

Blood Therapies
Sales in the Blood Therapies segment increased 14 percent and 19 percent for the three- and six-month periods ended June 30, 1999, respectively. Strong demand for the segment's therapeutic proteins, especially Recombinate Antihemophilic Factor (recombinant), generated significant worldwide growth. Due to the company's recent increase in manufacturing capacity and the strong demand for Recombinate, sales growth for this product was unusually strong in 1999, especially during the first quarter. While sales for the rest of the year are expected to continue to remain strong, management expects that growth rates in the third and fourth quarters of 1999 will be lower than in the first half of the year. Domestic sales of the segment's plasma-based products also contributed strongly to the sales growth for both the quarter and year-to-date period, as the supply constraints that impacted the entire factor concentrates industry in 1998 have eased somewhat in 1999.

Renal
The Renal segment generated sales growth of 12 percent and 14 percent during the three and six months ended June 30, 1999, respectively. International sales were particularly strong in both the quarter and year-to-date period, with significant growth generated from the segment's Renal Therapy Services (RTS) business, which operates dialysis clinics in partnership with local physicians and hospitals in international markets. While RTS sales are expected to remain strong, management expects that growth rates in the third and fourth quarters of 1999 will be less than in the first half of the year due to a reduction in acquisition-related growth. Domestically, the Renal Management Services (RMS) business, which is a renal-disease management organization, contributed to the sales growth rate for both the three- and six-month periods ended June 30, 1999. The base business, which consists of products for hemodialysis and peritoneal dialysis, also generated solid sales growth during the first half of the year.

I.V. Systems/Medical Products
The I.V. Systems/Medical Products segment generated 6 percent and 8 percent sales growth during the three and six months ended June 30, 1999, respectively. The April 1998 acquisition of the Pharmaceutical Products Division of The BOC Group's Ohmeda health-care business (Ohmeda), a domestic manufacturer of inhalants and drugs used for general and local anesthesia, was a significant contributor to sales growth, especially for the six-month period ended June 30, 1999. The recent introductions of the Colleague(R) single-channel and triple-channel volumetric infusion pumps, and increased penetration and new product introductions in emerging markets also contributed to sales growth for both the quarter and year-to-date period. Partially offsetting these factors were the effects of competitive pricing and cost pressures from health-care providers in certain markets.

The following table shows key ratios of certain income statement items as a percent of sales:

GROSS MARGIN AND EXPENSE RATIOS

-----------------------------------------------------------------------------------------------------
                                 Three months ended                    Six months ended
                                           June 30,                            June 30,
                                 1999          1998    (Decrease)      1999        1998    (Decrease)
-----------------------------------------------------------------------------------------------------
Gross profit margin             44.2%         46.1%    (1.9 pts)      43.5%       45.5%    (2.0 pts)
Marketing and
 administrative expenses        20.4%         21.6%    (1.2 pts)      20.6%       21.0%    (0.4 pts)
-----------------------------------------------------------------------------------------------------

The gross profit margin decreased for both the quarter and year-to-date period primarily due to a less favorable product and services mix. The decrease in the margin in the year-to-date period was also due to the recognition of unfavorable manufacturing variances. These variances relate to increased investments in 1998 in the Blood Therapies segment's safety and quality systems in response to heightened FDA regulatory activity.

Marketing and administrative expenses decreased as a percent of sales for both the three-month and six-month periods ended June 30, 1999 as the company effectively leveraged expenses as a result of strong sales, particularly in the Blood Therapies and Renal segments. Partially offsetting this leveraging effect was an increase in the ratio in the year-to-date period due to the acquisition of Ohmeda. Management expects to decrease the expense ratio during the second half of the year as it focuses on cost control across all business units, integrates recent acquisitions and implements the reorganization programs discussed below.

RESEARCH AND DEVELOPMENT

----------------------------------------------------------------------------------------------------
                                 Three months ended                   Six months ended
                                           June 30,      Percent              June 30,      Percent
(in millions)                    1999          1998     Increase      1999        1998     Increase
----------------------------------------------------------------------------------------------------
Research and
 development expenses            $84            $84           0%      $159        $158           1%
As a percent of sales             5%             6%                     5%          6%
----------------------------------------------------------------------------------------------------

Research and development (R&D) expenses above exclude the in-process R&D charge recorded in 1998 relating to the acquisition of Somatogen, Inc. (Somatogen). Refer to Note 5 to the Condensed Consolidated Financial Statements for further information regarding this charge. R&D expenses decreased as a percentage of sales in 1999 as compared to 1998, primarily due to the September 1998 decision to end the clinical development of the company's first-generation oxygen-carrying therapeutic called HemAssist(R)(DCLHb). Management expects the growth rate in R&D expenses will increase in the future as the company focuses on the next-generation oxygen-carrying therapeutics program within its Blood Therapies segment, as well as on other R&D initiatives across its three segments.

EXIT AND OTHER REORGANIZATION PROGRAMS

Refer to Note 7 to the Condensed Consolidated Financial Statements for a discussion of the company's charges, utilization of the reserves and headcount reductions to date. Management believes remaining restructuring reserves are adequate to complete the actions contemplated by the programs. Future cash expenditures will be funded by cash generated from operations.

The 1998 program is in process and principally relates to the decision to end the clinical development of HemAssist (DCHLb), as discussed above, as well as the decision to exit certain non-strategic investments, primarily in Asia, and reorganize certain other activities. The 1995 program has been completed. The plant closures and consolidations in Puerto Rico lower manufacturing costs and help mitigate any future exposure to gross margin erosion arising from pricing pressures, primarily in the United States.

OTHER INCOME AND EXPENSE

Net interest expense decreased for the three- and six-month periods ended June 30, 1999 as compared to the prior-year periods principally due to the impact of a higher level of foreign currency denominated debt, which bears a lower average interest rate, and, in the second quarter, due to the cash proceeds from the Shared Investment Plan, which is further discussed in Note 4 to the Condensed Consolidated Financial Statements.

PRETAX INCOME

Refer to Note 10 to the Condensed Consolidated Financial Statements for a summary of financial results by segment.

Blood Therapies
The pretax income growth of 7 percent and 11 percent for the three and six months ended June 30, 1999, respectively, was driven by the strong sales for the quarter, a reduction in R&D expenses due to the termination of the HemAssist (DCLHb) program, leveraging of marketing and administrative expenses, and fluctuations in currency exchange rates. As discussed above, the gross profit margin for the Blood Therapies segment declined in the year-to-date period primarily due to the recognition of unfavorable manufacturing variances. Additionally, the blood-collection businesses generated lower profits in 1999 principally as a result of a less favorable mix of sales, pricing pressures due to competition and continued regulatory activity in the industry, which has affected certain of the segment's customers.

Renal
Pretax income increased approximately 22 percent and 12 percent for the quarter and year-to-date period, respectively. Strong sales growth for the quarter and the effect of currency exchange rate fluctuations were partially offset by a less favorable product and services mix, and increased investments in the business.

I.V. Systems/Medical Products
Pretax income increased 1 percent for three months and was flat for the six months ended June 30, 1999, respectively, as compared to the prior year periods. This growth in profitability was principally due to the acquisition of Ohmeda in April 1998, partially offset by the effect of currency exchange rate fluctuations.

INCOME TAXES FROM CONTINUING OPERATIONS

Excluding the in-process research and development charge in the second quarter of 1998, the effective income tax rate was 26 percent and 26 percent for the three- and six-month periods ended June 30, 1999, compared to 24 percent and 25 percent for the three- and six-month periods ended June 30, 1998. The increase in the effective income tax rate for both periods was due to a larger portion of the company's earnings being generated in higher tax jurisdictions.

DISCONTINUED OPERATION

Income from the discontinued operation increased by $7 million in both the quarter and year-to-date period ended June 30, 1999, resulting in growth of 64 percent and 26 percent, respectively. These results reflect the favorable effect of currency exchange rate fluctuations, growth in the higher-margin tissue heart valves and valve-repair product lines and reduced R&D spending, partially offset by reduced profits in certain other product and service lines due to pricing and competitive pressures, loss of a distribution agreement and a reduction in the number of open-heart surgical procedures.

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

The following table reconciles cash flow provided by operations, as determined by generally accepted accounting principles, to operational cash flow:


-----------------------------------------------------------------------------
                                                    Six months ended June 30,
 (in millions)                                                1999       1998
-----------------------------------------------------------------------------
Cash flow from operations per the company's
   Condensed Consolidated Statements of Cash Flows           $ 246      $  91
Capital expenditures                                          (248)      (221)
Net interest after tax                                          34         51
Other, including mammary implant litigation                    112         84
-----------------------------------------------------------------------------
Operational cash flow                                        $ 144      $   5
=============================================================================

Approximately $30 million of the total net cash flows used for acquisitions and investments in affiliates for the six months ended June 30, 1999 related to a contingent purchase price payment pertaining to the 1997 acquisition of Immuno International AG. Refer to "Part II Item 1. Legal Proceedings" for further information. Approximately $114 million of the total net cash flows used for acquisitions and investments in affiliates for the six months ended June 30, 1998 related to the acquisition of Bieffe Medital S.p.A., with most of the remaining amount related to the acquisition of Ohmeda. Refer to Note 5 to the Condensed Consolidated Financial Statements for further information regarding these acquisitions.

The company's net-debt-to-capital ratio was 42.9 percent and 48.4 percent at June 30, 1999 and December 31, 1998, respectively. The decrease in the ratio was primarily due to the $198 million cash inflow from the Shared Investment Plan, which is discussed in Note 4 to the Condensed Consolidated Financial Statements, cash flows from ongoing operations and favorable currency exchange rate fluctuations.

In addition, due principally to favorable fluctuations in currency exchange rates, the total market value of the company's foreign exchange contracts has increased significantly from that disclosed in the Annual Report.

As authorized by the board of directors, the company repurchases its stock to optimize its capital structure depending upon its operational cash flows, net debt level and current market conditions. In November 1995, the board of directors authorized the repurchase of up to $500 million over a period of several years, of which $267 million was repurchased as of December 31, 1996.
No shares were repurchased between the end of 1996 and the end of the second quarter of 1999. As the company's net-debt-to-capital ratio is now in the targeted low-to-mid 40 percent range, management resumed the share repurchase program in the third quarter of 1999. During July, 1999 the company repurchased approximately 1.1 million shares of its stock at a net cost of approximately $71 million.

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

The company has been upgrading, replacing or modifying non-compliant internal systems. All major systems are expected to be Year 2000 compliant, based on a phased implementation plan, by the end of the third quarter of 1999. To date, the company has achieved all significant milestones relating to this initiative, with approximately 85 percent of major system implementations complete as of the end of the second quarter of 1999, and with the remainder scheduled for completion by the end of the third quarter of 1999.

The total cost to upgrade or replace IT systems that would not have been Year 2000 ready is estimated to be approximately $145 million. More than 75 percent of this total has been expended to date, with the remainder to be substantially expended by the end of 1999. None of the company's systems are being upgraded or replaced solely to address Year 2000 issues, although in some cases the timing of the system upgrades and replacements was accelerated.

Compliance checking of products has been completed and fewer than 20 products were identified to have Year 2000 issues. Approximately 80 percent of product modifications and replacements have been completed as of June 30, 1999. The remaining modifications and replacements are expected to be completed by the end of 1999. The company's Year 2000 customer website includes a complete list of the company's electronic medical products, frequent and detailed updates regarding the status of Year 2000 affected products, a product supply requirements policy addressing Year 2000 supply chain issues, and other information regarding the company's Year 2000 program.

The company is actively addressing systems in its manufacturing plants and other facilities. All remediation decisions for critical items were complete at the end of 1998. Over 95 percent of the required changes for critical and non-critical date-dependent items have been implemented as of the end of the second quarter of 1999, consistent with management's expectations. The remainder of the required changes are expected to be completed by the end of 1999. In addition, the company has been communicating with critical suppliers and other business partners to determine the extent to which any Year 2000 issues affecting such third parties will affect the company. Such communications have included solicitation of written responses to questionnaires and follow-up meetings as needed. To date, the company has achieved a response rate in excess of 90 percent from critical supplier questionnaires. Such communications are ongoing and are expected to continue through the end of 1999, with action plans developed and implemented as necessary.

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

Management of the company believes that its program will be effective to resolve the Year 2000 issue in a timely manner. The company has, however, begun contingency planning to address any situations that may arise in which the readiness of the company's internal technology or that of third parties is not reasonably expected to be adequate, and where practical alternatives are available. The company has been assessing the viability of the entire supply chain and is in the process of finalizing any necessary and feasible contingency plans accordingly. Current contingency planning centers on human resource issues, inventory management, and the development of a rapid response capability and monitoring process for critical communications during the transition into the Year 2000. To accumulate ongoing input into the contingency planning process, the company is meeting regularly with key health-care industry leaders, contacting customs officials and monitoring the Year 2000 status of key customers, distributors and suppliers. Key company management and other critical resources have been identified to be available during the transition into the Year 2000 to address any business needs and communicate as needed with employees, customers, suppliers and other business partners.

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

Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are unreasonably expensive, or altogether unavailable. If the United States dollar strengthens against most foreign currencies, the company's growth rates in its sales and net earnings will be negatively impacted.

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

NEW ACCOUNTING STANDARD
-----------------------

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133) which was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (Statement No. 137). Statement No. 137 deferred the effective date of Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Statement No. 133 requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management is in the process of evaluating this standard and has not yet determined the future impact on the company's consolidated financial statements.

Review by Independent Public Accountants
----------------------------------------

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended June 30, 1999 and 1998 have been performed by PricewaterhouseCoopers LLP, the company's independent public accountants. Their report on the interim condensed consolidated financial information follows. There have been no material adjustments or disclosures proposed by PricewaterhouseCoopers LLP, which have not been reflected in the interim condensed consolidated financial information. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                       Report of Independent Accountants
                       ---------------------------------



To the
Board of Directors and Stockholders of
Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet as of June 30, 1999 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998, and condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998 of Baxter International Inc. and its subsidiaries. This interim financial information is the responsibility of the company's management.

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



/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
August 16, 1999

                          PART II.  OTHER INFORMATION
                  Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

Baxter International Inc. (Baxter or the company) and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the company or by companies that were acquired by the company. The most significant of these are reported in the company's Annual Report on Form 10-K for the year ended December 31, 1998, and material developments in such matters for the quarter ended June 30, 1999 are described below. Upon resolution of any such matters, Baxter may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the company's net income and net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Baxter's consolidated financial position.

Mammary Implant Litigation
--------------------------

As previously reported in the company's Annual Report on Form 10-K, the company, together with certain of its subsidiaries, is currently a defendant in various courts in a number of lawsuits brought by individuals, all seeking damages for injuries of various types allegedly caused by silicone mammary implants formerly manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by the company in 1985, divested its Heyer-Schulte division in 1984. It is not known how many of these claims and lawsuits involve products manufactured and sold by Heyer-Schulte, as opposed to other manufacturers. On December 1, 1998, a panel of independent medical experts appointed by a federal judge announced their findings that reported medical studies contained no clear evidence of a connection between silicone mammary implants and traditional or atypical systemic diseases. In June 1999 a similar conclusion was announced by a committee of independent medical experts from the Institute of Medicine, an arm of the National Academy of Sciences.

As of June 30, 1999, Baxter, together with certain of its subsidiaries, had been named as a defendant or co-defendant in 4,447 lawsuits and 136 claims relating to mammary implants, brought by approximately 11,899 plaintiffs, of which 9,640 are implant plaintiffs and the remainder are consortium or second-generation plaintiffs. Of those plaintiffs, 4,687 currently are included in the Lindsey class action revised settlement described below, which accounts for 1,896 of the pending lawsuits against the company. Additionally, 4,765 plaintiffs have opted out of the revised settlement (representing 2,500 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of June 30, 1999, 1,585 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the first two quarters of 1999, Baxter obtained dismissals, or agreements for dismissals, with respect to 1,992 plaintiffs.

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

As of June 30, 1999, Baxter had been named in 269 lawsuits and 441 claims in the United States, Canada, Ireland, Italy, Taiwan, Japan, Germany and the Netherlands. The U.S.D.C. for the Northern District of Illinois has approved a settlement of all U.S. federal court factor concentrates cases. As of June 30, 1999, approximately 6,500 claimant groups had been found eligible to participate in the settlement, and approximately 350 claimants had opted out of the settlement. Approximately 6,075 of the claimant groups had received payments as of June 30, 1999, and payments are expected to continue through the third quarter of 1999 as releases are received from the remaining claimant groups.
The company also has been named in four purported class actions. None of these class actions has been certified.

In Japan, Baxter is a defendant, along with the Japanese government and four other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of June 30, 1999, the cases involved 1,308 plaintiffs, of whom 1,296 have settled their claims.

In addition, Immuno International AG (Immuno), a company Baxter acquired in 1997, has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by factor concentrates containing the HIV virus. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. In addition, pursuant to the original stock purchase agreement between the company and Immuno, approximately 84 million Swiss francs (or approximately $61 million at year-end) of the purchase price was withheld to cover these contingent liabilities. In April 1999, the stock purchase agreement between the company and Immuno was amended to revise the holdback amount from 84 million Swiss francs to 26 million Swiss francs in consideration for an April 1999 payment by the company of 29 million Swiss francs to Immuno as additional purchase price.

As previously reported in the company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company's

Gammagard(R) IVIG (intravenous immunoglobulin), all of whom are seeking damages for hepatitis C infections allegedly caused by infusing Gammagard(R) IVIG. As of June 30, 1999, Baxter was a defendant in 43 lawsuits and 54 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. Three suits currently pending in the United States have been filed as purported class actions but only one has been certified.

Other Litigation
----------------

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of June 30, 1999, the company had been named as a defendant in 435 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-1997 C.D.

Item 4.  Submission of Matters to a Vote of Security Holders

The company's annual meeting of stockholders was held on May 4, 1999 for the purpose of electing directors, approving the appointment of auditors, and voting on the other proposal listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Each of management's nominees for directors as listed in the proxy statement were elected with the number of votes set forth below:

-------------------------------------------------------------------
                                                   Number of Votes
                                   --------------------------------
                                                         Abstained/
                                        In Favor          Withheld
                                   --------------------------------
Martha R. Ingram                      230,446,118        16,995,367
Harry M. Jansen Kraemer, Jr.          230,494,999        16,946,486
Fred L. Turner                        230,305,310        17,136,175

The results of other matters voted upon at the annual meeting are as follows:

------------------------------------------------------------------------------------------------
                                                                   Number of Votes
                                                     -------------------------------------------

                                                        In Favor       Against       Abstained
                                                     -------------------------------------------
PricewaterhouseCoopers LLP as independent
 accountants for the company for 1999                246,406,410        332,094       702,981

Defeat of the stockholder proposal relating to
 cumulative voting in the election of directors       70,230,594    134,640,810    19,189,534
------------------------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the
     Exhibit Index hereto.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on July 12, 1999, which reported under "Item 5 -- Other Events" a press release which announced a planned spin-off by Baxter International Inc. of its cardiovascular business to Baxter shareholders. In addition, the report noted that, during a conference call with analysts on the topic, Harry M. Jansen Kraemer, Jr., President and Chief Executive Officer of Baxter International Inc., reaffirmed that the company expects to meet its previously announced financial commitments for the second quarter of 1999.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BAXTER INTERNATIONAL INC.
                              -------------------------
                                    (Registrant)

                                  /s/ Brian P. Anderson
Date: August 16, 1999         By: _________________________
                                  Brian P. Anderson
                                  Senior Vice President and Chief
                                  Financial Officer
                                  (Chief Accounting Officer)

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

--------------------------------------------------------------------------------

Number    Description of Exhibit
--------  ----------------------

10.1      Baxter International Inc. 1999 Shared Investment Plan.................

12        Computation of Ratio of Earnings to Fixed Charges.....................

15        Letter Re Unaudited Interim Financial Information.....................

27        Financial Data Schedule...............................................

          (All other exhibits have been omitted because they are not applicable or not required.)
