Form 10-Q
period 1999-09-30
BAXTER INTERNATIONAL INC
filed 1999-11-12
CIK 10456

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


             X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      ---------------
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

      _______________TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                         Commission file number 1-4448


                           BAXTER INTERNATIONAL INC.
                           ------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                      36-0781620
     -------------------------------                     -----------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

  One Baxter Parkway, Deerfield, Illinois                     60015-4633
  ---------------------------------------                     ----------
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

             Yes    X                                      No_____
                ---------

   The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of November 5, 1999, the latest practicable date, was 290,930,705 shares.

                           BAXTER INTERNATIONAL INC.
                                   FORM 10-Q
               For the quarterly period ended September 30, 1999
                               TABLE OF CONTENTS

                                                                          Page Number
                                                                          -----------
Part I.   FINANCIAL INFORMATION
-------------------------------
Item 1.   Financial Statements
             Condensed Consolidated Statements of Income................            2
             Condensed Consolidated Balance Sheets......................            3
             Condensed Consolidated Statements of Cash Flows............            4
             Notes to Condensed Consolidated Financial Statements.......            5
Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................           14
Review by Independent Public Accountants................................           24
Report of Independent Accountants.......................................           25

Part II.  OTHER INFORMATION
---------------------------
Item 1.   Legal Proceedings.............................................           26
Item 6.   Exhibits and Reports on Form 8-K..............................           29
Signature...............................................................           30
Exhibits................................................................           31

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Baxter International Inc. and Subsidiaries
            Condensed Consolidated Statements of Income (unaudited)
                     (in millions, except per share data)

                                                                    Three months ended              Nine months ended
                                                                       September 30,                   September 30,
                                                                    1999           1998            1999            1998
                                                               ---------------------------    ----------------------------
Operations
 Net sales                                                           $1,589         $1,427          $4,611          $4,102
 Costs and expenses
  Cost of goods sold                                                    876            794           2,583           2,252
  Marketing and administrative expenses                                 328            306             951             869
  Research and development expenses                                      83             89             242             247
  In-process research and development                                    --             --              --             116
  Net litigation charge                                                  --            178              --             178
  Exit and other reorganization costs                                    --            122              --             122
  Interest, net                                                          22             30              68              94
  Goodwill amortization                                                   4              4              13              13
  Other expense (income)                                                  9            (13)             15              (9)
--------------------------------------------------------------------------------------------------------------------------
  Total costs and expenses                                            1,322          1,510           3,872           3,882
--------------------------------------------------------------------------------------------------------------------------
 Income (loss) from continuing operations before income
  taxes and cumulative effect of accounting change                      267            (83)            739             220
  Income tax expense                                                     70             44             191             147
--------------------------------------------------------------------------------------------------------------------------
 Income (loss) from continuing operations before
  cumulative effect of accounting change                                197           (127)            548              73
 Income from discontinued operation, net of applicable
  income tax expense of $4 and $14 in 1999 and
  $4 and $12 in 1998                                                     13              3              47              30
--------------------------------------------------------------------------------------------------------------------------
 Income (loss) before cumulative effect of accounting
  change                                                                210           (124)            595             103
 Cumulative effect of accounting change, net of
  income tax benefit of $7                                               --             --             (27)             --
--------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                                   $  210          ($124)         $  568          $  103
--------------------------------------------------------------------------------------------------------------------------

 Earnings (loss) per basic common share
  Continuing operations, before cumulative effect of
   accounting change                                                 $  .67          ($.44)         $ 1.89          $  .26
  Discontinued operation                                                .05            .01             .16             .10
  Cumulative effect of accounting change                                 --             --            (.09)             --
--------------------------------------------------------------------------------------------------------------------------
  Net income                                                         $  .72          ($.43)         $ 1.96          $  .36
==========================================================================================================================

 Earnings (loss) per diluted common share
  Continuing operations, before cumulative effect of
   accounting change                                                 $  .67          ($.44)         $ 1.86          $  .26
  Discontinued operation                                                .04            .01             .16             .10
  Cumulative effect of accounting change                                 --             --            (.10)             --
--------------------------------------------------------------------------------------------------------------------------
  Net income                                                         $  .71          ($.43)         $ 1.92          $  .36
==========================================================================================================================

 Weighted average number
  of common shares outstanding:
  Basic                                                                 292            285             289             283
==========================================================================================================================
  Diluted                                                               297            285             295             288
==========================================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  Baxter International Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                         (in millions, except shares)

----------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,             December 31,
                                                                                         1999                     1998
                                                                                   (unaudited)
                                                                               ---------------------------------------
Current assets     Cash and equivalents                                               $   825                  $   709
                   Accounts receivable                                                  1,456                    1,429
                   Notes and other current receivables                                    185                      317
                   Inventories                                                          1,211                    1,167
                   Short-term deferred income taxes                                       345                      453
                   Prepaid expenses                                                       233                      220
                   ---------------------------------------------------------------------------------------------------
                   Total current assets                                                 4,255                    4,295
----------------------------------------------------------------------------------------------------------------------
Property,          At cost                                                              4,601                    4,508
plant and          Accumulated depreciation and amortization                           (2,087)                  (2,063)
Equipment          ---------------------------------------------------------------------------------------------------
                   Net property, plant and equipment                                    2,514                    2,445
----------------------------------------------------------------------------------------------------------------------
Other assets       Net assets of discontinued operation                                 1,265                    1,275
                   Goodwill and other intangibles                                         862                      930
                   Insurance receivables                                                  347                      378
                   Other                                                                  659                      550
                   ---------------------------------------------------------------------------------------------------
                   Total other assets                                                   3,133                    3,133
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 9,902                  $ 9,873
======================================================================================================================

Current            Notes payable to banks                                             $   261                  $   156
liabilities        Current maturities of long-term debt and lease obligations             110                      115
                   Accounts payable and accrued liabilities                             1,644                    2,024
                   Income taxes payable                                                   535                      536
                   ---------------------------------------------------------------------------------------------------
                   Total current liabilities                                            2,550                    2,831
----------------------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                                    2,916                    3,096
----------------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                           443                      461
----------------------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                                          312                      246
----------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                               404                      400
----------------------------------------------------------------------------------------------------------------------
Stockholders'      Common stock, $1 par value, authorized 350,000,000
equity               shares, issued 294,363,251 shares in 1999 and
                     291,248,251 shares in 1998                                           294                      291
                   Additional contributed capital                                       2,266                    2,064
                   Retained earnings                                                    1,270                      990
                   Common stock in treasury, at cost, 2,654,017
                     shares in 1999 and 4,919,141 shares in 1998                         (167)                    (210)
                   Accumulated other comprehensive income (expense)                      (386)                    (296)
                   ---------------------------------------------------------------------------------------------------
                   Total stockholders' equity                                           3,277                    2,839
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                            $ 9,902                  $ 9,873
======================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  Baxter International Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (in millions)

------------------------------------------------------------------------------------------------------------------------
                                                                                      Nine months ended September 30,
(brackets denote cash outflows)                                                       1999                      1998
                                                                               -----------------------------------------
Cash flows       Income from continuing operations                                       $ 521                     $  73
from             Adjustments
operations         Depreciation and amortization                                           279                       253
                   Deferred income taxes                                                    95                       (18)
                   Cumulative effect of accounting change                                   34                        --
                   In-process research and development                                      --                       116
                   Net litigation charge                                                    --                       178
                   Exit and other reorganization costs                                      --                       122
                   Other                                                                    23                       (15)
                 Changes in balance sheet items
                   Accounts receivable                                                     (85)                      (73)
                   Inventories                                                             (78)                     (148)
                   Accounts payable and other accrued liabilities                         (154)                      (37)
                   Net litigation payments and other                                      (228)                     (106)
                 -------------------------------------------------------------------------------------------------------
                 Cash flows from continuing operations                                     407                       345
Cash flows provided by discontinued operation                                               54                        56
------------------------------------------------------------------------------------------------------------------------
Cash flows provided by operations                                                          461                       401
------------------------------------------------------------------------------------------------------------------------
Cash flows       Capital expenditures                                                     (394)                     (320)
from investing   Acquisitions, net of cash received,
activities         and investments in affiliates                                           (70)                     (276)
                 Divestitures and other asset dispositions                                   5                        --
                 -------------------------------------------------------------------------------------------------------
                 Investment activities, net                                               (459)                     (596)
------------------------------------------------------------------------------------------------------------------------
Cash flows       Issuances of debt and lease obligations                                   802                       498
from financing   Redemptions of debt and lease obligations                                (313)                     (531)
activities       Increase (decrease) in debt with maturities
                   of three months or less, net                                           (353)                      416
                 Common stock cash dividends                                              (254)                     (248)
                 Stock issued under Shared Investment Plan                                 198                        --
                 Stock issued under employee benefit plans                                 120                        90
                 Purchase of treasury stock                                                (71)                       --
------------------------------------------------------------------------------------------------------------------------
                 Financing activities, net                                                 129                       225
------------------------------------------------------------------------------------------------------------------------
Effect of currency exchange rate changes on cash and equivalents                           (15)                      (17)
------------------------------------------------------------------------------------------------------------------------
Increase in cash and equivalents                                                           116                        13
Cash and equivalents at beginning of period                                                709                       465
------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                    $ 825                     $ 478
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

Basis of consolidation
----------------------

Prior to fiscal 1999, all operations outside the United States and its territories had been included in the consolidated financial statements on the basis of fiscal years ending November 30 in order to facilitate timely consolidation. In conjunction with the implementation of new financial systems, this one-month lag was eliminated as of the beginning of fiscal 1999 for certain of these international operations, and the December 1998 net loss from operations of $34 million for these entities was recorded directly to retained earnings.

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

Comprehensive income
--------------------

Total comprehensive income (expense) was $161 million and ($127) million for the three months ended September 30, 1999 and 1998, respectively, and was $444 million and $45 million for the nine months ended September 30, 1999 and 1998, respectively.

2.  DISCONTINUED OPERATION
--------------------------

On July 11, 1999, the board of directors of Baxter International Inc. approved a plan to spin off its cardiovascular business to Baxter stockholders. Management expects that shares of the new cardiovascular company will be distributed to Baxter stockholders (the distribution) during the second quarter of 2000 and that the spin-off will be tax-free. The distribution will result in the cardiovascular business operating as an independent entity with publicly traded common stock. The creation of a separately traded, publicly held company will enable Baxter and the new company to devote more management time, attention and investments directly to the core strategies of each business. The spin-off is expected to provide both companies with more financial flexibility and accelerate the speed of innovation.

The cardiovascular business manufactures, markets and sells a comprehensive line of products and services to treat late-stage cardiovascular disease. Sales are categorized in four main product areas: (a) cardiac surgery, (b) critical care,
(c) vascular, and (d) perfusion products and services. In addition, the cardiovascular business offers a diverse grouping of product lines comprised mostly of select distributed products that are sold in international markets, and miscellaneous pharmaceutical products. The cardiac surgery portfolio is comprised of products relating to heart-valve therapy, mechanical cardiac assist, and cannulae and cardioplegia products used during open-heart surgery. In the critical care area, the business provides hemodynamic monitoring systems that are used to measure a patient's heart function in surgical and intensive care settings. The cardiovascular business' vascular product lines include a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, and artificial implantable grafts, as well as an endovascular system that is used to treat less invasively life-threatening abdominal aortic aneurysms. In the perfusion products and services category, the business designs, develops, manufactures and markets a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices, as well as bypass equipment. CVG also is a provider of perfusion services.

The following unaudited net sales data for the cardiovascular business is presented for informational purposes only and does not necessarily reflect what the net sales would have been had the business operated as a stand-alone entity.

---------------------------------------------------------------------------------------------------------------------------
                                                             Three months ended                   Nine months ended
                                                                 September 30,                       September 30,
(in millions)                                                1999             1998              1999              1998
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $ 217          $ 222             $ 673             $ 661
===========================================================================================================================

The following unaudited selected balance sheet data for the cardiovascular business is presented for informational purposes only.

---------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,          December 31,
(in millions)                                                                             1999                  1998
---------------------------------------------------------------------------------------------------------------------
Net current assets                                                                    $  225                  $  200
Net noncurrent assets                                                                  1,040                   1,075
---------------------------------------------------------------------------------------------------------------------
   Total net assets                                                                   $1,265                  $1,275
=====================================================================================================================

As a result of the board's approval of the distribution, the company's condensed consolidated financial statements and related notes have been adjusted and restated to reflect the financial position, results of operations and cash flows of the cardiovascular business as a discontinued operation. It is expected that through the issuance of new third-party debt, a portion of Baxter's existing debt will be indirectly assumed by the new cardiovascular company. The amount of debt will be determined when the capital structure for the new company is finalized.

3.  EARNINGS PER SHARE
----------------------

The numerator for both basic and diluted earnings per share (EPS) is income from continuing operations before cumulative effect of accounting change, income from discontinued operation, cumulative effect of accounting change or net income, as applicable. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The following is a reconciliation of the shares (denominator) of the basic and diluted per-share computations:

---------------------------------------------------------------------------------------------------------------------
                                                              Three months ended                 Nine months ended
                                                                 September 30,                     September 30,
(in millions)                                                1999             1998             1999             1998
---------------------------------------------------------------------------------------------------------------------
Basic EPS shares                                              292              285              289              283
---------------------------------------------------------------------------------------------------------------------
Effect of dilutive securities
   Employee stock options                                       4                5                5                5
   Employee stock purchase plans and equity
      forward agreements                                        1                0                1                0
---------------------------------------------------------------------------------------------------------------------
Diluted EPS shares                                            297              290              295              288
=====================================================================================================================

4.    COMMON STOCK
------------------

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

Equity Forward Agreements
-------------------------

During the nine months ended September 30, 1999, the company entered into forward agreements with independent third parties related to approximately 7.5 million shares of its common stock. The purpose of the agreements is to attempt to partially offset the dilutive effect of stock issuances under the company's employee stock option plans. The forward agreements require the company to purchase its common stock from the counterparties on specified future dates and at specified prices. The company can, at its option, require settlement of the agreements with shares of its common stock or, in some cases, cash, in lieu of physical settlement. The company may, at its option, terminate and settle these agreements early at any time before maturity.

In conjunction with its stock repurchase program, during the third quarter of 1999 the company terminated one of the agreements prior to original maturity date, delivering approximately $33 million in cash to the counterparty for 500,000 shares of its common stock.

As of September 30, 1999, agreements related to approximately 3.3 million shares mature in 2000 at exercise prices ranging from $68 to $71 per share and agreements related to approximately 3.7 million shares mature in 2002 at exercise prices ranging from $73 to $81 per share.

5.  ACQUISITIONS
----------------

All acquisitions during the nine months ended September 30, 1999 and 1998 were accounted for under the purchase method. Results of operations of acquired companies are included in the company's results of operations as of the respective acquisition dates. The purchase price of each acquisition was allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net tangible assets and liabilities acquired was allocated to goodwill and other intangible assets, and is being amortized on a straight-line basis over periods ranging from 10 to 40 years. As further discussed below, a portion of the purchase price for one of the acquisitions was allocated to in-process research and development (IPR&D) which, under GAAP, was immediately expensed.

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

The amount allocated to IPR&D was determined on the basis of an independent appraisal using the income approach, which measures the value of an asset by the present value of its future economic benefits. Estimated cash flows were discounted to their present values at rates of return that incorporate the risk-free rate, the expected rate of inflation, and risks associated with the particular projects, including their stages of completion. A discount rate of 22 percent was used in the valuation. Projected revenue and cost assumptions were determined considering the company's historical experience, industry trends and averages and other information. Somatogen was a development-stage company, developing oxygen-carrying therapeutics. No revenue had ever been generated from commercial product sales. The development of oxygen-carrying therapeutics is a strategic priority to Baxter. At the time of the acquisition of Somatogen, Baxter was in final-stage (Phase III) clinical trials with its HemAssist(R) (DCLHb) product. Baxter acquired Somatogen to advance the development of new generations of recombinant oxygen-carrying technology-based products with enhanced attributes. Subsequent to the date of the acquisition, Baxter decided to end its HemAssist (DCLHb) program and focus on Somatogen's next-generation program. Material net cash inflows relating to Somatogen's IPR&D were forecasted in the valuation to begin in 2004. Estimated research and development (R&D) costs to be incurred prior to 2004 were forecasted in the valuation to total approximately $100 million. As the R&D efforts progress, it is currently forecasted that material net cash inflows relating to Somatogen's IPR&D will not begin until after 2005. Also, it is currently estimated that almost $200 million of R&D costs will be incurred between the date of acquisition and 2006, with increasing levels of spending incurred each year. Approximately $23 million of R&D costs have been expended from acquisition date through September 30, 1999.

Pharmaceutical Products Division of the BOC Group

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

Bieffe Medital S.p.A.

In early 1998, the company acquired Bieffe Medital S.p.A. (Bieffe), a manufacturer of dialysis and intravenous solutions and containers, for approximately $188 million. Approximately $124 million and $15 million of the purchase price was allocated to goodwill and other intangibles, respectively.

Acquisition Reserves

Based on plans formulated at acquisition date, reserves have been established for certain acquisitions principally to rationalize headcount, exit certain activities and terminate certain contracts relating to the acquired companies.

With respect to the acquisition of Bieffe, approximately $19 million in reserves were established at acquisition date. Approximately $6 million of the reserves pertained to employee-related costs associated with Bieffe headcount reductions impacting various functions. Approximately $13 million pertained primarily to contractual obligations that existed prior to the date of acquisition that either continued with no economic benefit or required payment of a cancellation penalty. Approximately $1 million of the reserves were utilized during the nine-month period ended September 30, 1999. Of the $15 million of reserves remaining at September 30, 1999, approximately $4 million pertained to employee-related costs and approximately $11 million related to contract termination and other costs.

With respect to the acquisition of Immuno International AG (Immuno), of the approximately $79 million of reserves originally established principally to rationalize Immuno headcount, exit certain Immuno activities, and terminate certain Immuno contractual arrangements, approximately $42 million of reserves were remaining at September 30, 1999. The headcount reductions affect various functions and geographic areas, but principally the sales and marketing area in Europe. Approximately $8 million of reserves were utilized during the nine months ended September 30, 1999, of which the majority related to employee-related costs associated with headcount eliminations. With respect to the $42 million of remaining reserves, approximately $15 million pertains to employee-related costs, with the remainder relating principally to costs to exit certain Immuno activities and contractual obligations that existed at the acquisition date.

With respect to the acquisition of Clintec Nutrition Company, approximately $25 million of reserves were established at acquisition date. At September 30, 1999, the reserve balance totaled approximately $18 million, and related principally to employee-related costs associated with headcount eliminations. Approximately $1 million of reserves were utilized during the nine months ended September 30, 1999, principally relating to severance as a result of the elimination of headcount.

Actions executed to date and anticipated in the future with respect to these acquisitions are substantially consistent with the original plans. Management believes remaining reserves are adequate to complete the actions contemplated by the plans.

6.  INVENTORIES
---------------

Inventories consisted of the following:

---------------------------------------------------------------------------------------------------------------------
                                                                               September 30,             December 31,
                                                                                        1999                     1998
(in millions)                                                                     (unaudited)
---------------------------------------------------------------------------------------------------------------------
Raw materials                                                                         $  299                   $  282
Work in process                                                                          223                      226
Finished products                                                                        689                      659
---------------------------------------------------------------------------------------------------------------------
Total inventories                                                                     $1,211                   $1,167
=====================================================================================================================

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

As a result of these decisions, the company recorded a $122 million pretax charge in the third quarter of 1998. Approximately $34 million of the charge related to employee severance resulting from the elimination of approximately 375 positions worldwide. Approximately $74 million of the charge related to asset writedowns, and approximately $14 million related principally to contractual obligations that existed prior to the date of the charge that either continued with no economic benefit or required payment of a cancellation penalty. As of September 30, 1999, approximately 270 positions have been eliminated. Approximately $5 million of reserves are remaining at September 30, 1999, the majority of which pertain to employee-related costs. The majority of the asset writedowns (which were recorded in contra-asset accounts) related to assets located in a manufacturing facility in Neuchatel, Switzerland, that were used solely in the development and manufacture of HemAssist(R)(DCLHb), and had no alternative future use. Activities ceased upon the decision to end the clinical development of HemAssist. In 1999, the company has begun modifications to this manufacturing facility, which was designed to manufacture a human hemoglobin product, to produce another biopharmaceutical product. Such alternate production is expected to commence at the Neuchatel facility in the next two to four years.

In September 1995, the company recorded a restructuring charge of $103 million primarily to eliminate excess plant capacity and reduce manufacturing costs.
The charge predominantly related to the closure of the intravenous-solutions plant and warehouse in Carolina, Puerto Rico. As of year-end 1998, production and warehousing had been consolidated into other facilities. The remaining reserves were utilized during the first quarter of 1999 as employee severance was paid and other wind-down activities were completed. Approximately 1,200 positions were eliminated in Puerto Rico. Certain positions, primarily direct labor, were added to other facilities to support the increased production levels at those sites. Management's objectives for the plan were met for the originally estimated cost.

8.  LEGAL PROCEEDINGS
---------------------

Refer to "Part II - Item 1. Legal Proceedings" below for the status of lawsuits and claims involving the company.

9.  INTEREST, NET
-----------------

Net interest expense consisted of the following (unaudited):

---------------------------------------------------------------------------------------------------------------------------
                                                               Three months ended                   Nine months ended
                                                                  September 30,                       September 30,
(in millions)                                                 1999              1998              1999              1998
---------------------------------------------------------------------------------------------------------------------------
Interest expense                                             $  36             $  47             $ 116             $ 149
Interest income                                                 (9)              (10)              (23)              (27)
---------------------------------------------------------------------------------------------------------------------------
Interest expense, net                                        $  27             $  37             $  93             $ 122
===========================================================================================================================

Allocated to discontinued operation                          $   5             $   7             $  25             $  28
===========================================================================================================================
Allocated to continuing operations                           $  22             $  30             $  68             $  94
===========================================================================================================================

The allocation of interest to continuing operations and the discontinued operation was based on estimated relative net assets of these operations.

10. SEGMENT INFORMATION
-----------------------

The company operates in three segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their businesses are as follows: I.V. Systems/Medical Products: technologies and systems to provide intravenous fluid and drug delivery; Blood Therapies: biopharmaceutical and blood-collection and separation products and technologies; and Renal: products and services to treat end-stage kidney disease. As discussed in Note 2 above, the company plans to spin off its cardiovascular business to Baxter stockholders. Financial information for the cardiovascular business, which is substantially the same as the former CardioVascular segment, is now being reflected in the condensed consolidated financial statements as a discontinued operation.

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

Financial information for the company's segments for the three and nine months ended September 30 is as follows:

                              I.V. Systems/
                                 Medical       Blood
                                Products     Therapies  Renal   Other    Total
                              -------------  ---------  ------  ------  -------
For the three months ended
--------------------------
September 30,
-------------

1999
----
Net sales                            $  651     $  523  $  415     --   $1,589
Pretax income                           107        108      76   ($24)     267

1998
----
Net sales                            $  575     $  457  $  395     --   $1,427
Pretax income                            79         76      60   (298)     (83)

For the nine months ended
-------------------------
September 30,
-------------

1999
----
Net sales                            $1,805     $1,578  $1,228     --   $4,611
Pretax income                           276        325     225   ($87)     739

1998
----
Net sales                            $1,648     $1,344  $1,110     --   $4,102
Pretax income                           247        273     183   (483)     220

The following are reconciliations of total segment amounts to amounts per the condensed consolidated financial statements:

                                                                    Three Months
                                                                  Ended September 30,
                                                                 --------------------
                                                                         1999    1998
-------------------------------------------------------------------------------------
Pretax income
-------------
Total pretax income from segments                                       $ 291   $ 215
Unallocated amounts
 Interest expense, net                                                    (22)    (30)
 Net litigation charge                                                     --    (178)
 Exit and other reorganization costs                                       --    (122)
 Gain on disposal of investment                                            --      20
 Other Corporate items                                                     (2)     12
                                                                 --------------------
Income (loss) from continuing operations before income
 taxes and cumulative effect of accounting change                       $ 267    ($83)
-------------------------------------------------------------------------------------

                                                                         Nine Months
                                                                  Ended September 30,
                                                                  -------------------
                                                                         1999    1998
-------------------------------------------------------------------------------------
Pretax income
-------------
Total pretax income from segments                                       $ 826   $ 703
Unallocated amounts
 Interest expense, net                                                    (68)    (94)
 In-process research and development                                       --    (116)
 Net litigation charge                                                     --    (178)
 Exit and other reorganization costs                                       --    (122)
 Gain on disposal of investment                                            --      20
 Other Corporate items                                                    (19)      7
                                                                  -------------------
Income from continuing operations before income
 taxes and cumulative effect of accounting change                       $ 739   $ 220
-------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------
                                                                  RESULTS THROUGH
       FULL YEAR 1999 OBJECTIVES                              SEPTEMBER 30, 1999
-------------------------------------------------------------------------------------------------------------------
 .      Increase net sales approximately              .     Net sales during the nine months ended
       10 percent.                                         September 30, 1999 increased 11 percent.

-------------------------------------------------------------------------------------------------------------------

 .      Grow net earnings in the low double           .     Excluding the cumulative effect of a change in
       digits.                                             accounting principle in 1999 and charges for
                                                           in-process research and development, litigation and
                                                           exit and other reorganization costs in 1998, net
                                                           income for the nine months ended September 30, 1999
                                                           increased approximately 14 percent.

-------------------------------------------------------------------------------------------------------------------

 .      Generate $500 million in operational cash     .     The company generated operational cash flow of
       flow, after investing approximately                 $265 million during the nine months ended
       $1  billion in capital improvements and             September 30, 1999.  The total of capital expenditures
       research and development.                           and research and development expenses for the nine
                                                           months ended September 30, 1999 was $705 million.

-------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

The following management discussion and analysis pertains to continuing operations, unless otherwise noted.

NET SALES TRENDS

------------------------------------------------------------------------------------------------------------------------------
                                 Three months ended                                   Nine months ended
                                    September 30,                Percent                September 30,                Percent
(in millions)                   1999             1998           Increase            1999             1998           Increase
------------------------------------------------------------------------------------------------------------------------------
International                   $  846           $  787                8%           $2,509           $2,261               11%
United States                      743              640               16%            2,102            1,841               14%
------------------------------------------------------------------------------------------------------------------------------
Total net sales                 $1,589           $1,427               11%           $4,611           $4,102               12%
==============================================================================================================================

Refer to Note 10 to the Condensed Consolidated Financial Statements for a summary of net sales by segment.

Blood Therapies

Sales in the Blood Therapies segment increased 14 percent and 17 percent for the three- and nine-month periods ended September 30, 1999, respectively. Strong demand for Recombinate(TM) Antihemophilic Factor (recombinant) generated significant worldwide growth, contributing almost half of the total Blood Therapies business sales growth for both the quarter and year-to-date period. Due to the company's 1998 increase in manufacturing capacity for Recombinate and the strong demand for this product, sales growth was unusually strong in late 1998 and early 1999. While sales for the fourth quarter of 1999 are expected to continue to remain strong, management expects that the fourth quarter sales growth rate will be lower than in the first nine months of the year. Sales of the segment's plasma-based products also contributed strongly to the sales growth for both the quarter and year-to-date period, especially in the United States, as the supply constraints that impacted the entire factor concentrates industry in 1998 have eased somewhat in 1999. Sales in the automated and manual blood-collection businesses had a minor impact on overall segment sales growth.

Renal

The Renal segment generated sales growth of 5 percent and 11 percent during the three and nine months ended September 30, 1999, respectively. International sales were particularly strong in the year-to-date period, with growth generated from the segment's Renal Therapy Services (RTS) business, which operates dialysis clinics in partnership with local physicians and hospitals in international markets. Sales growth for RTS was lower in the third quarter as compared to earlier in the year due to a reduction in acquisitions. This trend is expected to continue for the rest of the year. Domestically, the Renal Management Services business, which is a renal-disease management organization, contributed to sales growth for both the three- and nine-month periods ended September 30, 1999. The base business, which consists of products for hemodialysis and peritoneal dialysis, generated low-to-mid single digit percentage sales growth during the first nine months of the year, with sales growth stronger outside the United States.

I.V. Systems/Medical Products

The I.V. Systems/Medical Products segment generated 14 percent and 10 percent sales growth during the three and nine months ended September 30, 1999, respectively, with strong growth in both the domestic and international markets. This growth was driven principally by increased sales from a multiyear agreement with Premier, Inc., a major U.S. customer, and strong sales of the Colleague(R) single-channel and triple-channel volumetric pumps in the United States and certain international markets. In addition, the anesthesia business generated significant sales growth for both the quarter and year-to-date period. In April 1998, the company acquired the Pharmaceutical Products Division of The BOC Group's Ohmeda health-care business (Ohmeda), a domestic manufacturer of inhalants and drugs used for general and local anesthesia. In the second quarter of 1999, the company obtained exclusive rights to market and sell the first generic formulation for Propofol approved by the United States Food and Drug Administration. Propofol is an intravenous drug used for the induction or maintenance of anesthesia in surgery, and as a sedative in monitored anesthesia care. This new agreement contributed to third quarter 1999 sales growth and is expected to generate over $50 million in sales in 2000.

The following table shows key ratios of certain income statement items as a percent of sales:

GROSS MARGIN AND EXPENSE RATIOS

-----------------------------------------------------------------------------------------------------
                                 Three months ended                    Nine months ended
                                   September 30,         Increase        September 30,
                                  1999        1998      (decrease)      1999       1998      Decrease
-----------------------------------------------------------------------------------------------------
Gross profit margin                44.9%       44.4%    0.5 pts          44.0%      45.1%    (1.1 pts)
Marketing and
 administrative expenses           20.6%       21.4%    (0.8 pts)        20.6%      21.2%    (0.6 pts)
-----------------------------------------------------------------------------------------------------

The gross profit margin increased in the third quarter principally due to the recognition of favorable manufacturing variations in the Blood Therapies business and a more favorable products and services mix. The gross profit margin decreased for the year-to-date period primarily due to a less favorable products and services mix and currency exchange rate fluctuations. In addition, the gross profit margin decline in the year-to-date period was affected by the recognition of unfavorable manufacturing variances in the first quarter of 1999 related to increased investments and reduced production in 1998 in the Blood Therapies segment in response to heightened FDA regulatory activity with respect to safety and quality systems.

Marketing and administrative expenses decreased as a percent of sales for both the three- month and nine-month periods ended September 30, 1999 as the company effectively leveraged expenses across all segments as a result of strong sales and a focus on cost control. Management expects to continue to decrease the expense ratio during the fourth quarter as it focuses on cost control across all business units, integrates recent acquisitions and implements the reorganization programs discussed below.

RESEARCH AND DEVELOPMENT

------------------------------------------------------------------------------------------------------
                                 Three months ended                    Nine months ended
                                   September 30,         Percent         September 30,        Percent
(in millions)                     1999        1998       Decrease       1999       1998       Decrease
------------------------------------------------------------------------------------------------------
Research and
 development expenses             $  83       $  89           (7%)      $ 242      $ 247           (2%)
As a percent of sales                 5%          6%                        5%         6%
------------------------------------------------------------------------------------------------------

Research and development (R&D) expenses above exclude the in-process R&D charge recorded in the second quarter of 1998 relating to the acquisition of Somatogen, Inc. (Somatogen). Refer to Note 5 to the Condensed Consolidated Financial Statements for further information regarding this charge. R&D expenses decreased as a percentage of sales in 1999 as compared to 1998, primarily due to the September 1998 decision to end the clinical development of the company's first-generation oxygen-carrying therapeutic called HemAssist(R)(DCLHb). Excluding R&D expenses relating to the terminated HemAssist program and the Somatogen next-generation program, R&D expenses increased 8 percent and 12 percent in the three and nine months ended September 30, 1999, respectively. Management expects the growth rate in R&D expenses will increase in the future as the company focuses on the next-generation oxygen-carrying therapeutics program within its Blood Therapies segment, as well as on other R&D initiatives across the three segments.

NET LITIGATION CHARGE

As further discussed in Note 8 to the Condensed Consolidated Financial Statements, during the third quarter of 1998, the company recorded a $178 million net litigation charge relating to mammary implants, plasma-based therapies and other litigation.

EXIT AND OTHER REORGANIZATION PROGRAMS

Refer to Note 7 to the Condensed Consolidated Financial Statements for a discussion of the company's charges, utilization of the reserves and headcount reductions to date. During the third quarter of 1998, the company recorded a $122 million charge as a result of the decision to end its first-generation oxygen-carrying therapeutics program, exit certain non-strategic investments, primarily in Asia, and reorganize certain other activities.

The 1998 program is substantially complete. Management believes remaining restructuring reserves are adequate to complete the actions contemplated by the program. Future cash expenditures will be funded by cash generated from operations. The 1995 program has been completed and management's objectives were met for the originally estimated cost. The plant closures and consolidations in Puerto Rico lower manufacturing costs and help mitigate any future exposure to gross margin erosion arising from pricing pressures, primarily in the United States.

OTHER INCOME AND EXPENSE

Net interest expense decreased for the three- and nine-month periods ended September 30, 1999 as compared to the prior-year periods due principally to the impact of a greater mix of foreign currency denominated debt, which bears a lower average interest rate, and lower average debt levels.

PRETAX INCOME

Refer to Note 10 to the Condensed Consolidated Financial Statements for a summary of financial results by segment.

Blood Therapies

The pretax income growth of 42 percent and 19 percent for the three and nine months ended September 30, 1999, respectively, was driven by strong sales, a reduction in R&D expenses due to the termination of the HemAssist (DCLHb) program, leveraging of marketing and administrative expenses, and fluctuations in currency exchange rates. As discussed above, the gross profit margin for the Blood Therapies segment was impacted in the quarter by the recognition of favorable manufacturing variances and in the year-to-date period by the recognition of unfavorable manufacturing variances. Additionally, the blood-collection businesses generated lower profits in 1999 principally as a result of a less favorable mix of sales, pricing pressures due to competition and continued regulatory activity in the industry, which has affected certain of the segment's customers.

Renal

Pretax income increased approximately 27 percent and 23 percent for the quarter and year-to-date period, respectively. Solid sales growth for both periods and the favorable effect of currency exchange rate fluctuations were partially offset by a less favorable product and services mix, particularly in the year-to-date period, and increased investments in the business.

I.V. Systems/Medical Products

Pretax income increased 35 percent and 12 percent for the three months and nine months ended September 30, 1999, respectively. This growth in profitability for both the quarter and year-to-date period was primarily a result of strong sales and an improved gross profit margin, particularly in the United States, which was partially due to favorable manufacturing variances.

INCOME TAXES FROM CONTINUING OPERATIONS

The effective income tax rate for continuing operations was 26 percent for both the three- and nine-month periods ended September 30, 1999. Excluding the charges for net litigation and exit and other reorganization costs in the third quarter of 1998 and the in-process research and development charge in the second quarter of 1998, the effective income tax rate for continuing operations was 22 percent and 24 percent for the three- and nine-month periods ended September 30, 1998, respectively. The increase in the effective income tax rate for both periods was principally due to a larger portion of the company's earnings being generated in higher tax jurisdictions.

DISCONTINUED OPERATION

Income from the discontinued operation increased by $10 million and $17 million for the three months and nine months ended September 30, 1999, respectively. These results primarily reflect growth in the higher-margin tissue heart valves and valve-repair product lines and favorable currency exchange rate fluctuations, partially offset by reduced profits in certain other product and service lines due to pricing and competitive pressures, loss of a distribution agreement and a reduction in the number of open-heart surgical procedures.

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

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to operational cash flow:

---------------------------------------------------------------------------------------------------------------------
                                                                                    Nine months ended September 30,
(in millions)                                                                        1999                      1998
---------------------------------------------------------------------------------------------------------------------
Cash flows from continuing operations per the company's
   Condensed Consolidated Statements of Cash Flows                                   $ 407                     $ 345
Capital expenditures                                                                  (394)                     (320)
Net interest after tax                                                                  38                        56
Other, including mammary implant litigation                                            138                        (1)
---------------------------------------------------------------------------------------------------------------------
Operational cash flow -- continuing operations                                         189                        80
Operational cash flow -- discontinued operation                                         76                        85
---------------------------------------------------------------------------------------------------------------------
Total operational cash flow                                                          $ 265                     $ 165
=====================================================================================================================

Net cash inflows from continuing operations per the company's Condensed Consolidated Statements of Cash Flows increased for the nine months ended September 30, 1999 due principally to higher earnings and a lower increase in the inventory balance, as the company focuses on growing the business while effectively managing inventory levels. These increases were partially offset by higher net cash outflows relating to litigation (litigation payments net of insurance recoveries), higher prepaid expense and other asset balances, and lower liability balances.

Net cash outflows relating to investing activities decreased for the nine months ended September 30, 1999. Capital expenditures were higher for the nine months ended September 30, 1999 as compared to the prior year period as the company increased its investments in various capital projects across the three segments, in particular with respect to the company's Recombinate product in the Blood Therapies segment. Net cash outflows relating to acquisitions decreased during the nine-month period ended September 30, 1999. In 1999, net cash outflows relating to acquisitions included approximately $32 million for a contingent purchase price payment pertaining to the 1997 acquisition of Immuno International AG. Refer to "Part II - Item 1. Legal Proceedings" for further information. Approximately $14 million of the 1999 total related to acquisitions of dialysis centers in international markets and approximately $12 million related to a minority investment. With respect to net cash outflows relating to acquisitions in 1998, approximately $134 million pertained to the acquisition of Bieffe Medital S.p.A., approximately $94 million related to the acquisition of Ohmeda, and approximately $42 million was used for acquisitions of dialysis centers in international markets. Refer to Note 5 to the Condensed Consolidated Financial Statements for further information regarding significant acquisitions.

Net cash inflows provided from financing activities decreased for the nine months ended September 30, 1999. Included in the total for the nine months ended September 30, 1999 was

$198 million in cash inflows relating to the Shared Investment Plan, which is discussed in Note 4 to the Condensed Consolidated Financial Statements. In addition, cash received for stock issued under employee benefit plans increased in the first three quarters of 1999 as compared to the corresponding prior year period. Offsetting these increased inflows was $71 million in cash outflows related to repurchases of Baxter common stock, as further discussed below, increased common stock cash dividends due to a higher number of shareholders, and other factors. The company's net-debt-to-capital ratio was 42.9 percent and
49.8 percent at September 30, 1999 and 1998, respectively.

As authorized by the board of directors, the company repurchases its stock to optimize its capital structure depending upon its operational cash flows, net debt level and current market conditions. In November 1995, the board of directors authorized the repurchase of up to $500 million over a period of several years, of which $267 million was repurchased as of December 31, 1996.
No shares were repurchased between the end of 1996 and the end of the second quarter of 1999. As the net-debt-to-capital ratio is now in the low 40 percent range, the company resumed the share repurchase program in the third quarter of 1999 and repurchased approximately 1.1 million shares of its stock at a net cost of approximately $71 million. Management expects to continue to repurchase shares in the fourth quarter of 1999.

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

YEAR 2000
---------

The company is implementing, a comprehensive program to address Year 2000 issues pertaining to both information technology (IT) and non-IT systems. The program is monitored by a steering committee comprised of senior management in key functional areas, which periodically reports to the audit committee of the board of directors as to the program's status. The program consists of identification, compliance and post-implementation phases and considers the effect of the Year 2000 on the company's internal systems, customers, products and services, and manufacturing systems, as well as on its suppliers and other critical business partners. The current status of these areas of scope vary within the post-implementation phase, with substantially all implementation efforts complete. The entire program is expected to be fully implemented by the end of 1999.

The company has been upgrading, replacing or modifying non-compliant internal systems. As of September 30, 1999, substantially all major system upgrades, replacements and modifications are complete. All necessary remaining upgrades, replacements and modifications to non-compliant internal systems are expected to be complete by the end of 1999.

The total cost to upgrade or replace IT systems that would not have been Year 2000 ready is estimated to be approximately $145 million. Substantially all of the total expenditures required to address Y2K issues has been expended as of September 30, 1999, with the remainder to be expended by the end of 1999. None of the company's systems are being upgraded or replaced solely to address Year 2000 issues, although in some cases the timing of the system upgrades and replacements was accelerated.

Compliance checking of products has been completed and fewer than 20 products were identified to have Year 2000 issues. Substantially all product modifications and replacements have been completed as of September 30, 1999.
The remaining modifications and replacements are expected to be completed in accordance with timetables requested by the impacted customers. The company's Year 2000 customer website includes a complete list of the company's electronic medical products, frequent and detailed updates regarding the status of Year 2000 affected products, a product supply requirements policy addressing Year 2000 supply chain issues, Year 2000 transition information and other information regarding the company's Year 2000 program.

The company is actively addressing systems in its manufacturing plants and other facilities. Substantially all of the required changes for date-dependent manufacturing items have been implemented as of the end of the third quarter of 1999, consistent with management's expectations. All necessary changes are expected to be completed by the end of 1999. In addition, the company has been communicating with critical suppliers and other business partners to determine the extent to which any Year 2000 issues affecting such third parties will affect the company. Such communications have included solicitation of written responses to questionnaires and follow-up meetings as needed. To date, the company has achieved responses from substantially all of the critical supplier questionnaires. Such communications are ongoing and are expected to continue through the end of 1999, with action plans developed and implemented as necessary.

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

Management of the company believes that its program will be effective to resolve the Year 2000 issue in a timely manner. The company has, however, been formulating contingency plans to address any situations that may arise in which the readiness of the company's internal technology or that of third parties is not reasonably expected to be adequate, and where practical alternatives are available. The company has been assessing the viability of the entire supply chain and is in the process of finalizing any necessary and feasible contingency plans accordingly. Current contingency planning centers on human resource issues, inventory management, and the development of a rapid response capability and monitoring process for critical communications during the transition into the Year 2000. To accumulate ongoing input into the contingency planning process, the company has been meeting regularly with key health-care industry leaders, contacting customs officials and monitoring the Year 2000 status of key customers, distributors and suppliers. Key company management and other critical resources have been identified to be available during the transition into the Year 2000 to address any business needs and communicate as needed with employees, customers, suppliers and other business partners,

Management does not believe there has been or will be a significant disruption to the company's business due to the Year 2000 remediation effort. However, there can be no assurance that the company's Year 2000 program or the programs of critical business partners will be successful. Any failure to adequately address the Year 2000 issue could significantly disrupt the company's operations and possibly lead to litigation against the company. The costs and expenses associated with any such failure or litigation, or with any disruptions in the economy in general as a result of the Year 2000, are not presently estimable, but could have a material adverse effect on the company's business and results of operations.

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

NEW ACCOUNTING STANDARD
-----------------------

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133) which was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (Statement No. 137). Statement No. 137 deferred the effective date of Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Statement No. 133 requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management is in the process of evaluating this standard and has not yet determined the future impact on the company's consolidated financial statements.

Review by Independent Public Accountants
----------------------------------------

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 1999 and 1998 have been performed by PricewaterhouseCoopers LLP, the company's independent public accountants. Their report on the interim condensed consolidated financial information follows. There have been no material adjustments or disclosures proposed by PricewaterhouseCoopers LLP, which have not been reflected in the interim condensed consolidated financial information. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                       Report of Independent Accountants
                       ---------------------------------



To the Board of Directors and Stockholders of Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet as of September 30, 1999 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998 of Baxter International Inc. and its subsidiaries. This interim financial information is the responsibility of the company's management.

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



PricewaterhouseCoopers LLP
Chicago, Illinois
November 12, 1999

                          PART II.  OTHER INFORMATION
                  Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

Baxter International Inc. (Baxter or the company) and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the company or by companies that were acquired by the company. The most significant of these are reported in the company's Annual Report on Form 10-K for the year ended December 31, 1998, and material developments in such matters for the quarter ended September 30, 1999 are described below. Upon resolution of any such matters, Baxter may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the company's net income and net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Baxter's consolidated financial position.

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

As of September 30 1999, Baxter, together with certain of its subsidiaries, had been named as a defendant or co-defendant in 3,205 lawsuits and 130 claims relating to mammary implants, brought by approximately 8,143 plaintiffs, of which 6,613 are implant plaintiffs and the remainder are consortium or second-generation plaintiffs. Of those plaintiffs, 2,760 currently are included in the Lindsey class action revised settlement described below, which accounts for 1,210 of the pending lawsuits against the company. Additionally, 3,701 plaintiffs have opted out of the revised settlement (representing 1,917 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of September 30, 1999, 1,326 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the first three quarters of 1999, Baxter obtained dismissals, or agreements for dismissals, with respect to 2,905 plaintiffs.

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

As of September 30, 1999, Baxter had been named in 266 lawsuits and 108 claims in the United States, Canada, Ireland, Italy, Japan, Germany and the Netherlands. The U.S.D.C. for the Northern District of Illinois has approved a settlement of all U.S. federal court factor concentrates cases. As of September 30, 1999, approximately 6,500 claimant groups had been found eligible to participate in the settlement, and approximately 350 claimants had opted out of the settlement. Approximately 6,116 of the claimant groups had received payments as of September 30, 1999, and payments are expected to continue through the fourth quarter of 1999 as releases are received from the remaining claimant groups. The company also has been named in four purported class actions. None of these class actions has been certified.

In Japan, Baxter is a defendant, along with the Japanese government and four other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of September 30, 1999, the cases involved 1,308 plaintiffs, of whom 1,296 have settled their claims.

In addition, Immuno International AG (Immuno), a company Baxter acquired in 1997, has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by factor concentrates containing the HIV virus. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. In addition, pursuant to the original stock purchase agreement between the company and Immuno, approximately 84 million Swiss francs of the purchase price was withheld to cover these contingent liabilities. In April 1999, the stock purchase agreement between the company and Immuno was amended to revise the holdback amount from 84 million Swiss francs to 26 million Swiss francs (or approximately $17 million at September 30, 1999) in consideration for an April 1999 payment by the company of 29 million Swiss francs to Immuno as additional purchase price.

As previously reported in the company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company's Gammagard(R) IVIG (intravenous immunoglobulin), all of whom are seeking damages for hepatitis C infections allegedly caused by infusing Gammagard(R) IVIG. As of September 30, 1999, Baxter was a defendant in 42 lawsuits and 52 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. Three suits currently pending in the United States have been filed as purported class actions but only one has been certified.

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

Other Litigation
----------------

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of September 30, 1999, the company had been named as a defendant in 465 lawsuits, including the following purported class action: Swartz v. Baxter
                                                               ----------------
Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-
------------------------------
1997 C.D.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on July 12, 1999, which reported under "Item 5- Other Events" a press release which announced a planned spin-off by Baxter International Inc. of its cardiovascular business to Baxter shareholders. In addition, the report noted that, during a conference call with analysts on the topic, Harry M. Jansen Kraemer, Jr., President and Chief Executive Officer of Baxter International Inc., reaffirmed that the company expects to meet its previously announced financial commitments for the second quarter of 1999.

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


                                   BAXTER INTERNATIONAL INC.
                                   -------------------------
                                         (Registrant)


Date: November 12, 1999            By:   /s/ Brian P. Anderson
                                         -----------------------------
                                         Brian P. Anderson
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Chief Accounting Officer)

            EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION
_______________________________________________________________________________

Number    Description of Exhibit
------    ----------------------

10        Baxter International Inc. Employee Stock Purchase
          Plan for United States Employees (as amended and
          Restated effective October 1, 1999)..............................

12        Computation of Ratio of Earnings to Fixed Charges................

15        Letter Re Unaudited Interim Financial Information................

27        Financial Data Schedule..........................................

27.1      Restated Financial Data Schedule - June 30, 1999.................

27.2      Restated Financial Data Schedule - March 31, 1999................

27.3      Restated Financial Data Schedule - December 31, 1998.............

27.4      Restated Financial Data Schedule - September 30, 1998............

27.5      Restated Financial Data Schedule - June 30, 1998.................

          (All other exhibits have been omitted because they are not applicable or not required.)