Form 10-K405
period 1999-12-31
BAXTER INTERNATIONAL INC
filed 2000-03-23
CIK 10456

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

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 for the fiscal year ended December 31, 1999
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 for the transition period from __________ to __________

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

Preferred Stock Purchase Rights                       Chicago Stock Exchange,
(currently traded with common stock)                  Inc.
                                                      Pacific Exchange, Inc.
                                                      New York Stock Exchange,
                                                      Inc.
                                                      Chicago Stock Exchange,
                                                      Inc.
                                                      Pacific Exchange, Inc.

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting common equity held by non-affiliates of the registrant (based on the per share closing sale price of $54.50 on February 29, 2000, and for the purpose of this computation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $15.6 billion. There is no non-voting common equity held by non-affiliates of the registrant.

  The number of shares of the registrant's common stock, $1 par value, outstanding as of February 29, 2000, was 290,529,593.

                      Documents Incorporated By Reference

  Those sections or portions of the registrant's annual report to stockholders for fiscal year ended December 31, 1999 and of the registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on May 2, 2000, described in the cross reference sheet and table of contents attached hereto are incorporated by reference in this report.

-------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      and
                               TABLE OF CONTENTS

                                                                 Page Number or
                                                                 (Reference) (1)
                                                                 ---------------
 Item 1.  Business
          (a) General Development of Business.................          1(2)
          (b) Financial Information about Segments............          1(3)
          (c) Narrative Description of Business...............          1(4)
          (d) Financial Information about Foreign and Domestic
              Operations and Export Sales.....................          7(5)
 Item 2.  Properties..........................................          8
 Item 3.  Legal Proceedings...................................          8
 Item 4.  Submission of Matters to a Vote of Security Holders.         12
          Market for the Registrant's Common Equity and
 Item 5.  Related Stockholder Matters.........................         13(6)
 Item 6.  Selected Financial Data.............................         13(7)
 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................         13(8)
          Quantitative and Qualitative Disclosures about
 Item 7A. Market Risk.........................................         13(9)
 Item 8.  Financial Statements and Supplementary Data.........         13(10)
 Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................         13
 Item 10. Directors and Executive Officers of the Registrant
          (a) Identification of Directors.....................         14(11)
          (b) Identification of Executive Officers............         14
          (c) Compliance with Section 16(a) of the Securities
              Exchange Act of 1934............................         15
 Item 11. Executive Compensation..............................         15(12)
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management..........................................         15(13)
 Item 13. Certain Relationships and Related Transactions......         15
          Exhibits, Financial Statement Schedules and Reports
 Item 14. on Form 8-K.........................................         16
          (a) Financial Statements............................         16
          (b) Reports on Form 8-K.............................         16
          (c) Exhibits........................................         16

-------
 (1) Information incorporated by reference to Baxter's Annual Report to Stockholders for the year ended December 31, 1999 ("Annual Report") and Baxter's proxy statement for use in connection with its annual meeting of stockholders to be held May 2, 2000 ("Proxy Statement").
 (2) Annual Report, pages 37-39, section entitled "Notes to Consolidated Financial Statements--Acquisitions and Divestitures."
 (3) Annual Report, pages 48-49, section entitled "Notes to Consolidated Financial Statements--Segment Information."
 (4) Annual Report, pages 21-29, section entitled "Management's Discussion and Analysis" and pages 48-49, section entitled "Notes to Consolidated Financial Statements--Segment Information."
 (5) Annual Report, pages 48-49, section entitled "Notes to Consolidated Financial Statements--Segment Information."
 (6) Annual Report, page 50, section entitled "Notes to Consolidated Financial Statements--Quarterly Financial Results and Market for the Company's Stock (Unaudited)."
 (7) Annual Report, inside back cover, section entitled "Five-Year Summary of Selected Financial Data."
 (8) Annual Report, pages 21-29, section entitled "Management's Discussion and Analysis."
 (9) Annual Report, pages 28-29, section entitled "Financial Instrument Market Risk."
(10) Annual Report, pages 30-50, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity and Comprehensive Income" and "Notes to Consolidated Financial Statements."
(11) Proxy Statement, pages 10-12, section entitled "Board of Directors-- Director Biographies."
(12) Proxy Statement, page 14, section entitled "Board of Directors-- Compensation of Directors" and pages 18-23, section entitled "Executive Compensation."
(13) Proxy Statement, pages 24-25, section entitled "Ownership of Baxter
     Stock."

--------------------------------------------------------------------------------


    Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015
--------------------------------------------------------------------------------
                                     PART I

--------------------------------------------------------------------------------

Item 1. Business.

(a) General Development of Business.

   Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, except as otherwise indicated in information incorporated by reference, "Baxter International" means Baxter International Inc. and "Baxter" or the "company" means Baxter International and its subsidiaries.

   Baxter engages in the worldwide development, manufacture and distribution of a diversified line of products, systems and services used primarily in the health-care field. We manufacture products in 29 countries and sell them in over 100 countries. Health care is concerned with the preservation of health and with the diagnosis, cure, mitigation and treatment of disease and body defects and deficiencies. Our products are used by hospitals, clinical and medical research laboratories, blood and dialysis centers, rehabilitation centers, nursing homes, doctors' offices and by patients, at home, under physician supervision.

   For information regarding significant acquisitions, investments in affiliates and divestitures, see our Annual Report to Stockholders for the year ended December 31, 1999 (Annual Report), pages 37-39, section entitled "Notes to Consolidated Financial Statements--Acquisitions and Divestitures" which is incorporated by reference. See also "Recent Acquisitions."

(b) Financial Information About Segments.

   Incorporated by reference from the Annual Report, pages 48-49, section entitled "Notes to Consolidated Financial Statements--Segment Information."

(c) Narrative Description of Business.

Recent Acquisitions

 North American Vaccine, Inc.

   In November 1999, Baxter announced an agreement to acquire North American Vaccine, Inc., a developer, manufacturer and marketer of vaccines for adults and children to prevent infectious diseases. The transaction has been structured as a stock for stock transaction and is valued at approximately $390 million. The transaction is subject to a number of conditions, including regulatory approval, and is expected to close during the first six months of 2000.

 Althin Medical A.B.

   In December 1999, Baxter announced an agreement to acquire Althin Medical A.B. (Althin), a leading manufacturer of hemodialysis products based in Sweden. The transaction, which closed in March 2000, was structured as a purchase of a controlling interest in Althin followed by a public tender offer for all of remaining shares. The cash and stock transaction was valued at approximately $130 million.

Company Overview

   Baxter operates as a global leader in critical therapies for life-threatening conditions. We develop, manufacture and market products and technologies related to the blood and circulatory system. Our continuing operations are comprised of three segments: I.V. Systems/Medical Products, which develops technologies and systems to improve intravenous medication delivery and distributes medical products; Blood Therapies, which develops biopharmaceutical and blood collection and separation products and technologies; and Renal, which develops products and provides services to treat end-stage kidney disease. Our three businesses enjoy leading positions in the medical products and services fields. In July 1999, we announced that our board of directors had approved a plan to spin-off Baxter's CardioVascular business to our stockholders. As a result of the board's approval of the spin-off, the CardioVascular business, which is substantially the same as the former

CardioVascular segment, is now being reported as a discontinued operation in our financial statements. We expect the spin-off to occur on or about March 31, 2000. Unless otherwise indicated, each of the factors discussed in this
Part I do not materially differ in their impact across each of our three segments.

   Information about operating results is incorporated by reference from the Annual Report, pages 21-29, section entitled "Management's Discussion and Analysis" and pages 48-49, section entitled "Notes to Consolidated Financial Statements--Segment Information."

 I.V. Systems/Medical Products

   Business Description. Baxter manufactures a range of products used to deliver fluids and drugs to patients. These products provide fluid replenishment, nutrition therapy, pain management, antibiotic therapy, chemotherapy and other therapies. Baxter provides intravenous (IV) and irrigating solutions in flexible, plastic and non-PVC containers; premixed liquid and frozen drugs for IV delivery; IV access systems and tubing sets; electronic IV infusion pumps; solutions, containers and automated compounding systems for IV nutrition; IV anesthesia devices and inhalation agents; and ambulatory infusion systems. Baxter also provides custom IV solution compounding services in a number of markets around the world.

   Global Strategy. In established markets, such as North America, Australia and parts of Europe, Latin America and Asia, Baxter uses its recognized leadership in IV therapy to introduce value-added products that increase productivity and quality while reducing costs for hospitals and other health-care providers. In new and developing markets, Baxter's strategy is to establish a presence with selected products based on local market requirements and then broaden its offering as the market develops and market acceptance of Baxter's technologies grows. Although the company has a strong manufacturing presence all over the world, it has continued to form joint ventures to market or manufacture its IV products in developing regions of Asia, Latin America and Eastern Europe. Because IV products are used in such a broad range of medical therapies, Baxter expects much of its future growth in the IV Systems/Medical Products group to come from the continuing economic expansion of developing regions as health-care standards improve.

   Product Development. Two years ago, Baxter introduced the Colleague(R) single-channel volumetric infusion pump, and in 1999 launched a triple-channel version, allowing clinicians to administer up to three IV solutions at a time to a patient from a single pump. Also in 1999, Baxter launched a German-language version of the Colleague, and in 2000, expects to introduce Colleague in additional languages. In addition, last year Baxter launched a new electronic ambulatory infusion pump for pain management and a new multi-chamber bag for IV nutrition. In 2000, Baxter plans to release a new automated compounding system for use by hospital pharmacies to custom-mix patient-specific IV nutrition solutions. Baxter also continues to look at advancing technologies in the "needleless" IV access area, and at expanding its line of premixed drugs.

   Acquisitions and Alliances. In 1999, Baxter reclaimed the distribution rights for its inhalation agents in Canada and Western Europe from Pharmacia & Upjohn, Inc. and also acquired its IV business in Germany. Baxter also began distributing Gensia Sicor's generic propofol anesthetic. In early 2000, Baxter acquired several outpatient infusion pumps and related medical systems from Sabratek Corporation. Baxter also expects to continue to expand its alliances with pharmaceutical companies to premix and package their drugs in Baxter IV solution containers.

 Blood Therapies

   Business Description. Baxter produces therapeutic proteins from plasma and through recombinant methods to treat hemophilia, immune deficiencies and other blood-related disorders. These include coagulation factors, immune globulins, albumin, wound-management products and vaccines. Baxter also manufactures blood-collection containers and automated blood-cell separation and collection systems. These products are used by hospitals, blood banks and plasma-collection centers to collect and process blood components for therapeutic use, or for processing into therapeutic products, such as albumin. Therapeutic blood components are used to treat patients undergoing surgery, cancer therapy and other critical therapies.

   Global Strategy. The company has benefited from growth from its Recombinate Antihemophilic Factor (recombinant), used to treat hemophilia A (the most common form of hemophilia, characterized by lack of a clotting factor, Factor
VIII), as more production capacity has become available in Baxter's recombinant facility in Thousand Oaks, California, in 2000. For Baxter's blood-collection products, increased automation and the incorporation of leukoreduction technologies (to eliminate unwanted white cells from collected blood components) is expected to continue to drive growth. Technologies to automate the collection of red cells and inactivate viral pathogens in collected blood components may provide opportunities for longer term growth.

   Product Development. In the first quarter of 1999, Baxter launched a recombinant Factor IX product in Europe. Baxter also continues to pursue a protein-free manufacturing process for recombinant blood-clotting factors. Other products in development include a next-generation fibrin sealant and vaccines for Lyme disease and influenza. In blood processing, Baxter and its development partner, Cerus Corporation, are in clinical trials with pathogen-inactivation technologies for platelets, plasma and red cells. Baxter also is developing technology for the automated collection of red cells. In addition, the company is developing a recombinant solution to replicate the function of the hemoglobin molecule in carrying oxygen to vital organs in cases of severe blood loss.

   Acquisitions and Alliances. Baxter's 1997 acquisition of Immuno AG greatly expanded the company's portfolio of plasma-derived therapeutic proteins. It also added significant new wound-management products, like Tisseel(R) fibrin sealant, and vaccines to Baxter's product offering, while strengthening Baxter's market presence and research and development capabilities in Europe. In November 1999, Baxter announced plans to acquire North American Vaccine, Inc., which Baxter expects will further broaden its position in the vaccines market.

 Renal

   Business Description. Baxter provides a range of renal dialysis products and services to support people with kidney failure. The company is the world's leading manufacturer of products for peritoneal dialysis (PD), a home dialysis therapy. These products include PD solutions, container systems, and automated machines that cleanse patients' blood overnight while they sleep. Baxter also manufactures dialyzers and instrumentation for hemodialysis (HD). Baxter's Renal Therapy Services (RTS) operates dialysis clinics in 12 countries outside the United States, while Renal Management Strategies Inc. (RMS) partners with U.S. nephrologists to provide a kidney-disease management program to health-care payers.

   Global Strategy. There are approximately one million known dialysis patients in the world. Many more people with kidney disease currently go undiagnosed or untreated, particularly in developing countries. Because PD can offer a lower-cost alternative to HD, which requires an infrastructure of clinics, one of Baxter's strategies is to increase the use of PD in developing countries where people desperately need some form of dialysis treatment. Baxter also seeks to expand PD in developed countries, where the lifestyle advantages offered by the therapy make it an attractive alternative to in-center care for certain patients. Baxter expects to continue to invest in both PD and HD and in its RTS business in order to improve patient outcomes and provide a full spectrum of quality, cost-effective dialysis products and services that best meet the needs of patients, physicians and payers.

   Product Development. In 1999, Baxter introduced a new generation of HomeChoice(TM) technology: the HomeChoice(TM) PRO with PD Link. In addition to providing overnight dialysis, the device improves patient monitoring by allowing physicians to electronically access therapy data directly from the machine. Baxter also continues to develop new PD solutions to manage specific patient conditions. These include Nutrineal(R) solution, which provides extra nutrition to patients, and Extraneal(R) solution, which draws excess fluid from the bloodstream. For HD patients, Baxter has received approval from the U.S. Food and Drug Administration for its new Meridian(R) hemodialysis instrument. The company also is investing in xenotransplantation--animal-to-human transplants. Baxter's Nextran unit is working to develop genetically modified pig organs that someday could be transplanted safely into humans. This research extends beyond kidneys to livers, hearts and other organs.

   Acquisitions and Alliances. In late 1999, Baxter announced that it was acquiring Althin Medical A.B., a Swedish manufacturer of hemodialysis instruments and dialyzers. As described under "Joint Ventures" below, Baxter entered into a joint venture with Gambro A.B. (Gambro) of Sweden to create Tandem Healthcare LLC (Tandem). The company's RTS business continues to acquire dialysis clinics in Asia, Europe and Latin America, where it operates the clinics in partnership with local physicians. RTS entered the year 2000 with more than 160 clinics in Argentina, Brazil, China, Colombia, France, Indonesia, Korea, Malaysia, Singapore, Spain, Taiwan and the United Kingdom.

 Discontinued Operation

   In July 1999, our board of directors approved a plan to spin-off Baxter's CardioVascular business to our stockholders. We expect that the CardioVascular business will become an independent, publicly-traded company on or about March 31, 2000. The new company will be headquartered in Irvine, California, and will be named Edwards Lifesciences Corporation.

   Business Description. The CardioVascular business designs, develops, manufactures and markets a comprehensive line of products and services to treat late-stage cardiovascular disease. These include: cardiac surgery products, encompassing heart valve therapy products, mechanical cardiac assist systems, and cannulae and cardioplegia; critical care products, featuring cardiac monitoring systems and disposables used to evaluate cardiac output and measure blood pressure; vascular products, which includes products used in peripheral vascular surgery, surgical accessories, implantable grafts, and endovascular graft systems for treating aortic aneurysms; perfusion products and services, comprised of oxygenators and related disposables used during cardiopulmonary bypass, cardiopulmonary bypass hardware and perfusion services; and left ventricular-assist devices.

United States Markets

   The health-care marketplace continues to be highly competitive. There has been consolidation in the company's customer base, and by its competitors, which has resulted in pricing and market share pressures. These industry trends are expected to continue. The company intends to continue to manage these issues by developing new products and services, leveraging its cost structure and making acquisitions.

International Markets

   Baxter generates more than 50 percent of its revenues outside the United States. While health-care cost containment continues to be a focus around the world, demand for health-care products and services continues to be strong worldwide, particularly in developing markets. The company's strategies emphasize global expansion and technological innovation to advance medical care worldwide.

Joint Ventures

   In March 1999, Baxter entered into a United States-based manufacturing joint venture with Gambro, an international medical technology and health-care company based in Sweden. The joint venture, named Tandem, sources dialyzers from an existing Baxter production facility in Mountain Home, Arkansas. Baxter manages the day-to-day operations on behalf of the joint venture.

   In addition to the joint venture with Gambro, the company conducts a non-material amount of business through other joint ventures. Many of these joint ventures are conducted by the company's IV Systems/Medical Products and Renal businesses, and most are accounted for under the equity method of accounting.

Methods of Distribution

   Baxter conducts its selling efforts through its subsidiaries and divisions. Many subsidiaries and divisions have their own sales forces and direct their own sales efforts. In addition, sales are made to and through independent distributors, dealers and sales agents. In the United States, Allegiance Healthcare Corporation distributes a significant portion of the company's products. These distribution centers are generally stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct-mail campaigns, trade publications and advertising. Customers may return defective merchandise for credit or replacement. In recent years, such returns have been insignificant.

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

   In some of these situations, the company has long-term supply contracts with its suppliers, although it does not consider its obligations under such contracts to be material. Baxter does not always recover cost increases through customer pricing due to contractual limits and market pressure on such price increases. See "Contractual Arrangements."

Patents and Trademarks

   Products manufactured by Baxter are sold primarily under its own trademarks and trade names. Some products purchased and resold by the company are sold under the company's trade names while others are sold under trade names owned by its suppliers.

   Baxter owns a number of patents and trademarks throughout the world and is licensed under patents owned by others. Baxter's policy is to protect its products and technology through patents and trademarks on a worldwide basis. This protection is sought in a manner that balances the cost of such protection against obtaining the greatest value for the company. The company also recognizes the need to promote the enforcement of its patents and trademarks. However, while Baxter can not make any assurances that any of its patents will not be circumvented, it does not consider its overall business to be materially dependent upon any individual patent or trademark.

Competition

   Historically, competition in the health-care industry has been characterized by the search for technological and therapeutic innovations in the prevention, diagnosis and treatment of disease. The company believes that it has benefited from the technological advantages of certain of its products. While others will continue to introduce new products which compete with those sold by Baxter, the company believes that its research and development efforts will permit it to remain competitive in all presently material product areas. Although no single company competes with Baxter in all of its businesses, Baxter is faced with substantial competition in all of its markets.

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

Credit and Working Capital Practices

   As of March 1, 2000, Baxter's debt ratings on senior debt were A3 by Moody's, A by Standard & Poor's and A- by Duff & Phelps. The company's credit practices and related working capital needs are comparable to those of other market participants. Collection periods tend to be longer for sales outside the United States.

Quality Management

   Baxter places significant emphasis on providing quality products and services to its customers. A major portion of the company's quality systems relate to the manufacturing, packaging, sterilization, handling, distribution and labeling of the products by the company. These quality systems, including control procedures that are developed and implemented by technically trained professionals, result in rigid specifications for raw materials, packaging materials, labels, sterilization procedures and overall manufacturing process control. The quality systems integrate the efforts of suppliers of both raw materials and finished goods to provide the highest value to customers. On a statistical sampling basis, internal quality assurance organizations test components and finished goods at different stages in the manufacturing process to assure that exacting standards are met.

Research and Development

   Baxter is actively engaged in research and development programs to develop and improve products, systems and manufacturing methods. These activities are performed at research and development centers located around the world and include facilities in Argentina, Australia, Austria, Belgium, Brazil, China, France, Germany, Italy, Japan, Malta, Sweden, the United Kingdom and the United States. Expenditures for Baxter-sponsored research and development activities were $332 million in 1999, $323 million in 1998, and $339 million in 1997.

   Principal areas of strategic focus for research include hemoglobin therapeutics, plasma-based therapies, vaccines, xenotransplantation, and medication-delivery systems. The company's research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product lines. For example, many product categories benefit from the company's research effort as applied to the human body's circulatory systems. In addition, research relating to the performance and purity of plastic materials has resulted in advances that are applicable to a large number of the company's products.

Government Regulation

   Most products manufactured or sold by the company are subject to regulation by numerous governmental agencies, both within and outside the United States, including the United States Food and Drug Administration (FDA) for products manufactured or sold in the United States. In the United States, the federal agencies which regulate the company's facilities, operations and personnel include the FDA, the Environmental Protection Agency, the Occupational Health & Safety Administration, the Customs Department, the Commerce Department, the Treasury Department and others. State agencies also regulate the facilities, operations and personnel of the company within their respective states.

   The various governmental agencies possess authority to regulate the manufacturing procedures, labeling, recordkeeping, promotion and advertising of the company's products. In addition, the FDA has the authority to halt the distribution of certain medical devices, detain or seize adulterated or misbranded medical devices, or order the repair, replacement or refund of the costs of such devices. The FDA may also require notification of health professionals and others with regard to medical devices that present risks of substantial harm to the public health. The FDA may enjoin and restrain certain violations of the Federal Food, Drug and Cosmetic Act, the Public Health Services Act and the Safe Medical Devices Act pertaining to medical products, or initiate action for criminal prosecution of such violations. Moreover, the FDA administers certain controls over the export of medical products from the United States and the importation of products into the United States. From time to time, the company has removed products from the market that were found not to meet acceptable standards. This may occur in the future. Similar regulations and laws exist in most other countries where the company does business. Government agencies outside of the United States also regulate public health, environmental, employment, export, customs, and other aspects of the company's global operations.

   Environmental policies of the company mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection. Various non-material capital expenditures for environmental protection were made by Baxter during 1999 and similar expenditures are planned for 2000. See Item 3.--"Legal Proceedings."

Employees

   As of December 31, 1999, Baxter employed approximately 45,000 people.

Contractual Arrangements

   A substantial portion of the company's products are sold through contracts with both United States and foreign purchasers. Some of these contracts are for terms of more than one year and include limits on price increases. In the case of hospitals, clinical laboratories and other facilities, these contracts may specify minimum quantities of a particular product or categories of products to be purchased by the customer. In keeping with the increased emphasis on cost-effectiveness in health care delivery, the current trend among hospitals and other customers of medical products manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical products industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger, more complex and tend to involve more long-term contracts than in the past. The enhanced purchasing power of these larger customers may also increase the pressure on product pricing, although management is unable to estimate the potential impact at this time.

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

   The factors below in some cases have affected and could affect the company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include technological advances in the medical field, unforeseen information technology issues related to the company or third parties, economic conditions, demand and market acceptance risks for new and existing products, technologies and health-care services, the impact of competitive products and pricing, manufacturing capacity, new plant start-ups, global regulatory, trade and tax policies, continued price competition, product development risks, including technological difficulties, ability to enforce patents and unforeseen commercialization and regulatory factors. In particular, the company, like other companies in its industry, is experiencing increased regulatory activity by the FDA with respect to its plasma-based operations. Additionally, as discussed in Item 3.-- "Legal Proceedings," upon the resolution of certain legal matters, the company may incur charges in excess of presently established reserves. Any such charge could have a material adverse effect on the company's results of operations or cash flows in the period in which it is recorded.

   Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are unreasonably expensive or unavailable. If the United States dollar strengthens significantly against most foreign currencies, the company's ability to realize projected growth rates in its sales and net earnings outside the United States could be negatively impacted.

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

-------------------------------------------------------------------------------

Item 2. Properties.

   Baxter owns or has long-term leases on substantially all of its major manufacturing facilities. With respect to its continuing operations, the company maintains 23 manufacturing facilities in the United States, including five in Puerto Rico. The company also manufactures in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, France, Germany, Indonesia, Ireland, Italy, Japan, Malta, Mexico, New Zealand, the Philippines, Poland, Singapore, Spain, Switzerland, Tunisia, Turkey and the United Kingdom. While the majority of these facilities are shared by more than one of the company's business segments, eleven domestic facilities and ten international facilities exclusively manufacture for the IV Systems/Medical Products operations; nine domestic and six international facilities exclusively manufacture for Blood Therapies operations, and the Renal business is the exclusive operator of two international facilities. The company also owns or operates shared distribution facilities throughout the world, including eleven in the United States and Puerto Rico, and 98 located in 35 foreign countries.

   The company maintains a continuing program for improving its properties, including the retirement or improvement of older facilities and the construction of new facilities. This program includes improvement of manufacturing facilities to enable production and quality control programs to conform to the current state of technology and government regulations. Capital expenditures relating to continuing operations were $529 million in 1999, $461 million in 1998 and $367 million in 1997. Additions to the installed base of equipment leased to customers was $102 million in 1999, $95 million in 1998 and $87 million in 1997.

-------------------------------------------------------------------------------

Item 3. Legal Proceedings.

   Baxter International and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the company or by companies that were acquired by the company. These cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Accordingly, in many cases, Baxter International is not able to estimate the amount of its liabilities with respect to such matters.

   Upon resolution of any of the legal matters discussed below, Baxter International may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the company's net income and net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Baxter International's consolidated financial position.

 Mammary Implant Litigation

   Baxter International, together with certain of its subsidiaries, is currently a defendant in various courts in a number of lawsuits brought by individuals, all seeking damages for injuries of various types allegedly caused by silicone mammary implants formerly manufactured by the Heyer-Schulte division (Heyer-Schulte) of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by Baxter in 1985, divested its Heyer-Schulte division in 1984. It is not known how many of these claims and lawsuits involve products manufactured and sold by Heyer-Schulte, as opposed to other manufacturers. In December 1998, a panel of independent medical experts appointed by a federal judge announced their findings that reported medical studies contained no clear evidence of a connection between silicone mammary implants and traditional or atypical systemic diseases. In June 1999, a similar conclusion was announced by a committee of independent medical experts from the Institute of Medicine, an arm of the National Academy of Sciences.

   As of December 31, 1999, Baxter International, together with certain of its subsidiaries, was named as a defendant or co-defendant in 2,006 lawsuits and 340 claims relating to mammary implants, brought by approximately 4,762 plaintiffs, of which 3,810 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, 1,335 currently are included in the Lindsey class action Revised Settlement described below, which accounts for 755 of the pending lawsuits against the company. Additionally, 2,335 plaintiffs have opted out of the Revised Settlement (representing 1,176 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of December 31, 1999, 919 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during 1999, Baxter obtained dismissals, or agreements for dismissals, with respect to 5,687 plaintiffs.

   In addition to the individual suits against the company, a class action on behalf of all women with silicone mammary implants was filed on March 23, 1994 and is pending in the United States District Court (U.S.D.C.) for the Northern District of Alabama involving most manufacturers of such implants, including Baxter, as successor to AHSC (Lindsey, et al., v. Dow Corning, et al., U.S.D.C., N. Dist. Ala., CV 94-P-11558-S). The class action was certified for settlement purposes only by the court on September 1, 1994, and the settlement terms were subsequently revised and approved on December 22, 1995 (Revised Settlement). The monetary provisions of the Revised Settlement provide compensation for all present and future plaintiffs and claimants through a series of specific funds and a disease-compensation program involving certain specified medical conditions. All appeals directly challenging the Revised Settlement have been dismissed.

   On January 16, 1996, Baxter, Bristol-Myers Squibb Company and Minnesota Mining and Manufacturing Company each paid $125 million into the court-established fund as an initial fund to pay claims under the Revised Settlement. Union Carbide Corporation and McGhan Medical Corporation also are parties to the Revised Settlement.

   In addition to the Lindsey class action, the company also has been named in six other purported class actions in various state and provincial courts, only one of which is certified: Harrington v. Dow Corning Corp., et al., Supreme Court, British Columbia, C954330. The class action in British Columbia has been certified solely with respect to the issue of whether silicone gel breast implants are reasonably fit for their intended purpose.

   In the fourth quarter of 1993, Baxter International accrued $556 million for its estimated liability resulting from the settlement of the Lindsey class action and recorded a receivable for estimated insurance recoveries totaling $426 million, resulting in a net charge of $130 million. Based on its continuing evaluation of the remaining opt-outs, Baxter International accrued an additional $298 million for its estimated liability to litigate or settle cases and claims involving opt-outs and recorded an additional receivable for estimated insurance recoveries totaling $258 million, resulting in an additional net charge of $40 million in the first quarter of 1995.

   In the third quarter of 1998, Baxter International accrued an additional $250 million for its estimated liability resulting from the class action settlement and remaining opt-out cases and claims. Substantially more women have both participated in, and opted out of, the global class action than originally anticipated, thereby increasing the total estimated costs of this litigation and necessitating an increase in litigation reserves. Baxter International recorded a receivable for related estimated insurance recoveries of $121 million, resulting in an additional net charge of $129 million.

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

   As of December 31, 1999, Baxter was named in 251 lawsuits and 108 claims in the United States, Canada, Ireland, Japan, Germany and the Netherlands. All U.S. federal court factor concentrate cases have been transferred to the U.S.D.C. for the Northern District of Illinois for case management under Multi District Litigation (MDL) rules (MDL Docket No. MDL-986), and are being remanded in 2000 to the courts in which they were filed. The company also has been named in four purported class actions. None of these class actions has been certified for trial.

   In most states, Baxter's potential liability is limited by laws that provide that the sale of blood or blood derivatives, including factor concentrates, is not covered by the doctrine of strict liability. As a result, each claimant must prove that his or her injuries were caused by the company's negligence.

   On May 6, 1997, the U.S.D.C. approved a class action settlement submitted by the plaintiffs' steering committee for the MDL, Baxter, Alpha Therapeutic Corporation, Armour Pharmaceutical and Bayer Corporation. The essential terms of the settlement provide payments of $100,000 to each HIV-positive person with hemophilia in the United States who can demonstrate use of factor concentrates produced by one of the settling defendants between 1978 and 1985. Additionally, the defendants have established a $40 million fund for payment of attorneys' fees, costs and court-administration expenses. Baxter's agreed contribution to the proposed settlement is 20 percent of the total settlement proceeds.

   Baxter and the other defendants have reached agreements to settle potential subrogation and reimbursement claims with most private insurers, the federal government and all 50 states, the District of Columbia and Puerto Rico. As of December 31, 1999, approximately 6,500 claimant groups had been found eligible to participate in the settlement, and approximately 300 claimants had opted out of the settlement. Approximately 6,128 of the claimant groups had received payments as of December 31, 1999, and payments are expected to continue through the first quarter of 2000 as releases are received from the remaining claimant groups.

   In Japan, Baxter is a defendant, along with the Japanese government and four other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of December 31, 1999, the cases involved 1,315 plaintiffs, of whom 1,307 have settled their claims. Based upon the Osaka and Tokyo courts' recommendations, the parties have agreed to a settlement of all pending and future factor concentrate cases. In general, the settlement provides for payment of an up-front, lump-sum amount of approximately $360,000 per plaintiff to be funded 40 percent by the Japanese government and 60 percent by the corporate defendants. The share of the settlement to be paid by each corporate defendant was determined based upon its market share, resulting in a contribution by Baxter of approximately
15.36 percent. The portion of the settlement to be funded by the corporate defendants will include credits for certain prior payments made by the corporate defendants under a separate Japanese government-administered program, which pays monthly amounts to HIV-positive and AIDS-manifested people with hemophilia and their survivors. Additionally, monthly payments will be made to each plaintiff according to a set schedule.

   In Spain, Baxter was notified in 1995 that approximately 1,370 HIV-positive people with hemophilia wished to explore settlement possibilities with the company in lieu of filing suit in both Spain and the United States. The parties have reached agreement on the terms of a settlement whereby each claimant will receive $25,000 (including attorneys' fees and costs) in return for a general release and protection against contribution claims by other defendants. As of December 31, 1999, all 1,370 claimants had agreed to the settlement. Baxter does not expect any additional claimants to come forward.

   In addition, Immuno International AG (Immuno) has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by factor concentrates containing the HIV virus. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. In addition, pursuant to the stock purchase agreement between the company and Immuno, approximately 84 million Swiss francs of the purchase price was withheld to cover these contingent liabilities. In April 1999, the stock purchase agreement between the company and Immuno was amended to revise the holdback amount from 84 million Swiss francs to 26 million Swiss francs (or approximately $16 million at December 31, 1999) in consideration for an April 1999 payment by the company of 29 million Swiss francs to Immuno as additional purchase price. Based on management's estimates, the company has recorded an appropriate liability and related insurance receivable with regard to the matters described above.

   Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company's Gammagard(R) IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard(R) IVIG. As of December 31, 1999, Baxter was a defendant in 38 lawsuits and 50 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. Two suits currently pending in the United States have been filed as purported class actions but only one has been certified. All U.S. federal court Gammagard(R) IVIG cases have been transferred to the U.S.D.C. for the Central District of California for case management under MDL rules. On February 21, 1996, the court certified a nationwide class of persons who had infused Gammagard(R) IVIG (Geary, et al., v. Baxter Healthcare Corporation, U.S.D.C., C.D., CA, ML-95-160-R). In December 1999, the U.S.D.C. for the Central District of California granted preliminary approval to a proposed settlement of the class action agreed upon by plaintiffs' class counsel and Baxter that would provide financial compensation for U.S. individuals who used Gammagard(R) IVIG between January 1993 and February 1994.

   Baxter has entered into coverage in place agreements covering factor concentrates lawsuits with certain of its insurers that issued or subscribed to policies of insurance between 1978 and 1985. These agreements resolve the signatory insurers' coverage defenses and specify rules and procedures for allocation and payment of defense and indemnity costs pursuant to which the signatory insurers will reimburse the company for factor concentrates losses. The few insurers with which Baxter has not reached coverage agreements generally have reserved (i.e., neither admitted nor denied), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. Baxter is engaged in negotiations with certain of these insurers to resolve outstanding insurance coverage issues. The company believes that a substantial portion of the liability and defense costs related to all of its plasma-based therapies litigation will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

   In the fourth quarter of 1993, Baxter International accrued $131 million for its estimated worldwide liability for litigation and settlement expenses involving factor concentrates cases and recorded a receivable for insurance coverage of $83 million, resulting in a net charge of $48 million. In the third quarter of 1995, significant developments occurred, primarily in the United States, Europe and Japan relative to claims and litigation pertaining to Baxter's plasma-based therapies. After analyzing circumstances in light of such developments and considering various factors and issues unique to each geography, Baxter International revised its estimated exposure from the $131 million previously recorded for factor concentrates litigation to $378 million for all litigation relating to plasma-based therapies, including the factor concentrates litigation and the Gammagard(R) IVIG litigation. Related estimated insurance recoveries were revised from $83 million for factor concentrates to $274 million for all plasma-based therapies. This resulted in a net charge of $56 million in the third quarter of 1995.

   Baxter has settled and continues to settle claims and lawsuits relating to its plasma-based therapies through court-ordered mediation and other mechanisms. Based on this and other currently available information, Baxter International revised its estimate of liabilities and insurance recoveries and, in the third quarter of 1998, accrued an additional $180 million for its estimated liability for plasma-based therapies litigation and other litigation and recorded a receivable for related estimated insurance recoveries of $131 million, for a net charge of $49 million.

 Other Litigation

   As of September 30, 1996, the date of the spin-off of Allegiance Corporation ("Allegiance") from Baxter International, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of December 31, 1999, the company had been named as a defendant in 491 lawsuits, including the following purported class action:
Swartz v. Baxter Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-1997 C.D. On February 26, 1997, all federal cases involving latex gloves were ordered to be transferred to the U.S.D.C. for the Eastern District of Pennsylvania for case management under the MDL rules (MDL Docket No. 1148).

   Baxter has been named a potentially responsible party (PRP) for environmental cleanup costs at [19] hazardous-waste sites. Under the United States Superfund statute and many state laws, generators of hazardous waste that is sent to a disposal or recycling site are liable for cleanup of the site if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Allegiance has assumed responsibility for 10 of these sites. In 1999, Baxter settled liability at one of the seven sites not assumed by Allegiance. The estimated exposure for Baxter's remaining six sites is approximately $2 million, which has been accrued (and not discounted) in the company's financial statements.

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

--------------------------------------------------------------------------------

                                    PART II

--------------------------------------------------------------------------------

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

   Incorporated by reference from the Annual Report, page 50, section entitled "Notes to Consolidated Financial Statements -- Quarterly Financial Results and Market for the Company's Stock (Unaudited)."

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

--------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Incorporated by reference from the Annual Report, pages 21-29, section entitled "Management's Discussion and Analysis."

--------------------------------------------------------------------------------

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

   Incorporated by reference from the Annual Report, pages 28-29, section entitled "Financial Instrument Market Risk."

--------------------------------------------------------------------------------

Item 8. Financial Statements and Supplementary Data.

   Incorporated by reference from the Annual Report, pages 30-50, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity and Comprehensive Income" and "Notes to Consolidated Financial Statements."

--------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

-------------------------------------------------------------------------------

                                   PART III

-------------------------------------------------------------------------------

Item 10. Directors and Executive Officers of the Registrant.

(a) Identification of Directors

   Incorporated by reference from Baxter's proxy statement for use in connection with its annual meeting of stockholders to be held on May 2, 2000 (Proxy Statement), pages 10-12, section entitled "Board of Directors--Director Biographies."

(b) Identification of Executive Officers

   Following are the names and ages, as of March 1, 2000, of the executive officers of Baxter International, and one or both of its two principal direct subsidiaries, Baxter Healthcare Corporation (Healthcare) and Baxter World Trade Corporation (World Trade), their positions and summaries of their backgrounds and business experience. All executive officers of Baxter International are elected or appointed by the board of directors and hold office until the next annual meeting of directors and until their respective successors are elected and qualified. The annual meeting of directors is held on the date of the annual meeting of stockholders. All executive officers of Healthcare and World Trade are elected or appointed by the boards of directors of the applicable subsidiary and hold office until their respective successors are elected and qualified. As permitted by applicable law, actions by these boards (and their sole stockholder, Baxter International) may be taken by written consent in lieu of a meeting.

(1) Baxter International Inc. Executive Officers

   Harry M. Jansen Kraemer, Jr., age 45, is chairman of the board and chief executive officer of Baxter International. He became chief executive officer in January 1999, and chairman in January 2000. Mr. Kraemer previously was the senior vice president and chief financial officer of Baxter from 1993 to 1997.

   Brian P. Anderson, age 49, is senior vice president and chief financial officer of Baxter International, having served in that capacity since February 1998. Mr. Anderson previously was corporate vice president of finance of Baxter International beginning May 1997, and the corporate controller from 1993 to 1997.

   Timothy B. Anderson, age 53, is group vice president, corporate strategy and development of Baxter International, having served in that capacity since November 1999. Prior to that he served as group vice president of Healthcare and World Trade.

   John F. Gaither, Jr., age 50, is corporate vice president, corporate development for Baxter International having served in that capacity since 1994. Before assuming his current position, Mr. Gaither was vice president of law and strategic planning for a subsidiary of Baxter, and prior to that, was secretary and deputy general counsel of Baxter International.

   Steven J. Meyer, age 43, is treasurer of Baxter International, having served in that capacity since February 1997. From 1993 to 1997, Mr. Meyer was a vice president of international finance of a business group of World Trade.

   Kshitij Mohan, age 55, is corporate vice president, research and technical services, of Baxter International having served in that capacity since 1995.

   John L. Quick, age 55, is a corporate vice president, quality/regulatory, of Baxter International, having served in that capacity since 1994.

   Jan Stern Reed, age 40, is corporate secretary of Baxter International having served in that capacity since February 1998. Prior to that she was assistant corporate secretary from February 1997 to February 1998. From 1995 to 1997, Ms. Reed was assistant corporate secretary of, and counsel to, Wheelabrator Technologies Inc., a publicly-traded subsidiary of Waste Management, Inc.

   Thomas J. Sabatino, Jr., age 41, is corporate vice president and general counsel of Baxter International, having served in that capacity since December 1997. He was also assistant secretary from February 1997 to December 1997. From 1995 to December 1997, Mr. Sabatino was an associate general counsel of Healthcare. Prior to that, he was vice president and assistant general counsel of Tenet Healthcare Corporation.

   Michael J. Tucker, age 47, is senior vice president, human resources, of Baxter International, having served in that capacity since October 1995. Prior to that, he was a corporate vice president of World Trade.

(2) Healthcare and World Trade Executive Officers

   Eric A. Beard, age 48, is a corporate vice president of World Trade, having served in that capacity since October 1998. Prior to that, he was president of a division of a subsidiary of World Trade.

   Carlos del Salto, age 57, is a senior vice president of World Trade, having served in that capacity since 1996. Prior to that, Mr. del Salto was a corporate vice president of World Trade.

   David F. Drohan, age 61, is a corporate vice president of Healthcare, having served in that capacity since 1996. Prior to that, Mr. Drohan was president of a division of Healthcare.

   James M. Gatling, age 50, is a corporate vice president of Healthcare, having served in that capacity since December 1996. Prior to that, Mr. Gatling was a vice president of a division of Healthcare.

   Thomas H. Glanzmann, age 41, is a corporate vice president of World Trade and Healthcare, having served in that capacity since October 1998. Prior to that, he was president of a division of a subsidiary of World Trade.

   J. Robert Hurley, age 50, is a corporate vice president of World Trade, having served in that capacity since 1993.

   Donald W. Joseph, age 62, is a group vice president of Healthcare and World Trade, having served in that capacity since 1994.

   Jack L. McGinley, age 53, is a group vice president of Healthcare, having served in that capacity since 1994.

   David C. McKee, age 52, is a corporate vice president and deputy general counsel of Healthcare, having served in that capacity since 1999. Prior to that, Mr. McKee was corporate vice president and deputy general counsel of Baxter International since 1994, and was corporate secretary from February 1997 to February 1998.

   Michael A. Mussallem, age 47, is a group vice president of Healthcare, having served in that capacity since 1994. Mr. Mussallem will be the chairman and chief executive officer of Edwards Lifesciences Corporation following Baxter's spin-off of the cardiovascular business.

(c) Compliance with Section 16(a) of the Securities Exchange Act of 1934.

   Not applicable.

--------------------------------------------------------------------------------

Item 11. Executive Compensation.

   Incorporated by reference from the Proxy Statement, page 14, section entitled "Board of Directors --Compensation of Directors" and pages 18-23, section entitled "Executive Compensation."

--------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Incorporated by reference from the Proxy Statement, pages 24-25, section entitled "Ownership of Baxter Stock."

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

                                    PART IV

--------------------------------------------------------------------------------


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   The following documents are filed as a part of this report:

(a) Financial Statements                              Location

  Financial Statements Required By Item 8 of This Form
     Consolidated Balance Sheets                      Annual Report, page 31
     Consolidated Statements of Income                Annual Report, page 32
     Consolidated Statements of Cash Flows            Annual Report, page 33
     Consolidated Statements of Stockholders' Equity  Annual Report, page 34
     Notes to Consolidated Financial Statements       Annual Report, pages 35-
     Report of Independent Accountants                50
                                                      Annual Report, page 30

     Schedules Required By Article 12 of Regulation S-X
     Report of Independent Accountants on Financial
     Statement Schedule                               page 17
     II Valuation and Qualifying Accounts             page 18

     All other schedules have been omitted because they are not applicable or not required.

(b) Reports on Form 8-K

  On April 1, 1999 and July 13, 1999, Baxter International filed current reports on Form 8-K, each under Item 5., "Other Events." The first filed an exhibit to its Annual Report on Form 10-K for the year ended December 31, 1998. The second filed a press release announcing the spin-off of its CardioVascular business to Baxter International stockholders.

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

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Baxter International Inc.

   Our audits of the consolidated financial statements referred to in our report dated February 16, 2000 appearing in the 1999 Annual Report to Stockholders of Baxter International Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the financial statement schedule listed in Item 14(A) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois
February 16, 2000

SCHEDULE II
-------------------------------------------------------------------------------

Valuation and Qualifying Accounts

(in millions of dollars)

--------------------------------------------------------------------------------
                                                      Additions
                                               -----------------------
                         Balance at Charged to  Charged to  Deductions  Balance
                         beginning  costs and     other        from    at end of
                         of period   expenses  accounts (a)  reserves   period
--------------------------------------------------------------------------------
Year ended December 31,
 1999
  Allowance for doubtful
   accounts                  37          6          --           (9)       34
  Inventory reserves         97         68          --          (87)       78
  Litigation reserves       698         --          --         (272)      426
  Deferred tax asset
   valuation allowance       34         14          --           (5)       43
--------------------------------------------------------------------------------
Year ended December 31,
 1998
  Allowance for doubtful
   accounts                  26         14          --           (3)       37
  Inventory reserves         65        135           2         (105)       97
  Litigation reserves       599        430          --         (331)      698
  Deferred tax asset
   valuation allowance       45          7           1          (19)       34
--------------------------------------------------------------------------------
Year ended December 31,
 1997
  Allowance for doubtful
   accounts                  21          9          (1)          (3)       26
  Inventory reserves         50         87          --          (72)       65
  Litigation reserves       807         --         109         (317)      599
  Deferred tax asset
   valuation allowance       35         13          12          (15)       45

-------------------------------------------------------------------------------
(a) Valuation accounts of acquired or divested companies and foreign currency translation adjustments. Reserves are deducted from assets to which they apply.

                                   SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Baxter International Inc.

                                         /s/ Harry M. Jansen Kraemer, Jr.
                                       By: ____________________________________
                                         Harry M. Jansen Kraemer, Jr.
                                         Chairman and Chief Executive Officer

Date: March 23, 2000

   KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harry M. Jansen Kraemer, Jr. and Jan Stern Reed, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to this Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                 Signature                                     Title
                 ---------                                     -----


    /s/ Harry M. Jansen Kraemer, Jr.        Chairman of the Board of Directors and
___________________________________________  Chief Executive Officer (principal
       Harry M. Jansen Kraemer, Jr.          executive officer)


          /s/ Brian P. Anderson             Senior Vice President and Chief Financial
___________________________________________  Officer (principal financial officer and
             Brian P. Anderson               principal accounting officer)

          /s/ Walter E. Boomer              Director
___________________________________________
             Walter E. Boomer

            /s/ Pei-yuan Chia               Director
___________________________________________
               Pei-yuan Chia

             /s/ Susan Crown                Director
___________________________________________
                Susan Crown

         /s/ Mary Johnston Evans            Director
___________________________________________
            Mary Johnston Evans

           /s/ Frank R. Frame               Director
___________________________________________
              Frank R. Frame


          /s/ Martha R. Ingram              Director
___________________________________________
             Martha R. Ingram

                 Signature                                     Title
                 ---------                                     -----


          /s/ Arnold J. Levine              Director
___________________________________________
             Arnold J. Levine


     /s/ George C. St. Laurent, Jr.         Director
___________________________________________
        George C. St. Laurent, Jr.

         /s/ Thomas T. Stallkamp            Director
___________________________________________
            Thomas T. Stallkamp

        /s/ Monroe E. Trout, M.D.           Director
___________________________________________
           Monroe E. Trout, M.D.

           /s/ Fred L. Turner               Director
___________________________________________
              Fred L. Turner

          /s/ John W. Colloton              Director
___________________________________________
              John W. Colloton

--------------------------------------------------------------------------------
                                   APPENDICES

Description                                                     Page
-----------                                                     ----
Computation of Ratio of Earnings to Fixed Charges (Exhibit 12)   24
Subsidiaries of the Company (Exhibit 21)                         25

--------------------------------------------------------------------------------

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

                              Number and Description of Exhibit
                              ---------------------------------
  3.  Certificate of Incorporation and Bylaws
       3.1*    Restated Certificate of Incorporation, filed as exhibit 3.1 to the Company's annual report on Form 10-K for the year ended
               December 31, 1992, file number 1-4448 (the "1992 Form 10-K").
       3.2*    Certificate of Designation of Series A Junior Participating
               Preferred Stock, filed under the Securities Act of 1933 as exhibit 4.3 to the company's registration statement on Form S-8
               (No. 33-28428).
       3.3*    Amended and Restated Bylaws, filed as Exhibit 3.3 to the
               company's annual report on Form 10-K for the year ended
               December 31, 1997, file number 1-4448 (the "1997 Form 10-K").
       3.4*    Certificate of Designation of Series B Junior Participating
               Preferred Stock filed as Exhibit 3.4 to the company's annual report on Form 10-K for the year ended December 31, 1988, file number 1-4448 (the "1998 Form 10-K").
       3.5*    Certificate of Elimination of Series A Junior Participating
               Preferred Stock filed under the Securities Act of 1933 as
               Exhibit 4.1A to the company's registration statement on Form S-
               3 (No. 333-94889).
      Instruments defining the rights of security holders, including
  4.  indentures
       4.1*    Amended and Restated Indenture dated November 15, 1985 (the
               "Indenture"),
               between the company and First Trust N.A. ("First Trust") as successor in interest to Continental Illinois National Bank and
               Trust Company of Chicago ("Continental"), filed under the
               Securities Act of 1933 as exhibit 4.1 to the company's
               registration statement on Form S-3 (No. 33-1665).
       4.2*    First Supplemental Indenture to the Indenture between the
               company and First Trust (as successor in interest to
               Continental), filed under the Securities Act of 1933 as exhibit
               4.1(A) to the company's registration statement on Form S-3 (No.
               33-6746).
       4.3*    Supplemental Indenture dated as of January 29, 1997, between the company and First Trust (as successor to Continental), filed under the Securities Act of 1933 as exhibit 4.1B to the company's debt securities shelf registration statement on Form
               S-3 (No. 333-19025) (the "1997 Shelf").
       4.4*    Fiscal and Paying Agency Agreement dated as of November 15,
               1984, between the company and Citibank, N.A., as amended, filed as exhibit 4.16 to the company's annual report on Form 10-K for the year ended December 31, 1987, file no. 1-4448 (the "1987
               Form 10-K").
       4.5*    Specimen 9 1/2% Note, filed as exhibit 4.3(a) to the company's current report on Form 8-K dated June 23, 1988, file no. 1-
               4448.
       4.6*    Specimen 9 1/4% Note, filed as exhibit 4.3(a) to the company's current report on Form 8-K dated September 13, 1989, file
               number 1-4448.
       4.7*    Specimen 9 1/4% Note, filed as exhibit 4.3(a) to the company's current report on Form 8-K dated December 7, 1989, file number
               1-4448.
       4.8*    Specimen 7.125% Note, filed as exhibit 4.10 to the company's annual report on Form 10-K for the year ended December 31, 1996
               (the "1996 Form 10-K").
       4.9*    Specimen 7.65% Debenture, filed as exhibit 4.11 to the 1996
               Form 10-K.
       4.10*   Contingent Payment Rights Agreement, filed under the Securities
               Act of 1933 as exhibit 4.2 to the Company's registration
               statement on Form S-4 (No. 333-47927).
       4.11*   Rights Agreement dated as of December 9, 1998, between the company and First Chicago Trust Company of New York, filed as
               Exhibit 1 to a registration statement on Form 8-A dated
               February 23, 1999, file No. 1-4448.

                              Number and Description of Exhibit
                              ---------------------------------
 10.  Material Contracts
  C   10.1*    Form of Indemnification Agreement entered into with directors and officers, filed as exhibit 19.4 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 1986, file no. 1-4448.
  C   10.2*    Baxter International Inc. and Subsidiaries Incentive Investment
               Excess Plan, filed as exhibit 10.17 to the 1988 Form 10-K.
  C   10.3*    Baxter International Inc. and Subsidiaries Supplemental Pension
               Plan, filed as exhibit 10.18 to the 1988 Form 10-K.
  C   10.4*    Limited Rights Plan, filed as exhibit 19.6 to the Company's quarterly report on Form 10-Q for the quarter ended September
               30, 1989, file no. 1-4448 (the "September 1989 Form 10-Q").
  C   10.5*    Amendments to various plans regarding disability, filed as exhibit 19.9 to the September 1989 Form 10-Q.
  C   10.6*    1987 Incentive Compensation Program, filed as exhibit C to the company's proxy statement for use in connection with its May
               13, 1987, annual meeting of stockholders, file no. 1-4448.
  C   10.7*    Amendment to 1987 Incentive Compensation Program, filed as exhibit 19.1 to September, 1989 Form 10-Q, file No. 1-4448.
  C   10.8*    Restricted Stock Grant Terms and Conditions, filed as exhibit
               10.25 to the company's annual report on Form 10-K for the year ended December 31, 1991, file number 1-4448 (the "1991 Form 10-
               K").
  C   10.9*    Vernon R. Loucks Restricted Stock Grant Terms and Conditions,
               filed as exhibit 10.26 to the 1991 Form 10-K.
  C   10.10*   Deferred Compensation Plan, amended and restated effective
               January 1, 1998, filed as exhibit 10.17 to 1997 Form 10-K.
  C   10.11*   Restricted Stock Plan for Non-Employee Directors (as amended and restated in 1992),
               filed as exhibit 10.28 to the 1992 Form 10-K.
  C   10.12*   Restricted Stock Grant Terms and Conditions (as amended ), filed as exhibit 10.31 to the 1992 Form 10-K.
  C   10.13*   Corporate Aviation Policy, filed as exhibit 10.33 to the 1992
               Form 10-K.
  C   10.14*   1994 Incentive Compensation Program, filed as exhibit A to the company's proxy statement for use in connection with its April
               29, 1994 annual meeting of stockholders, file no. 1-4448.
  C   10.15*   1999 Shared Investment Plan, filed as exhibit 10.1 to the
               company's quarterly report on Form 10-Q for the quarter ended
               June 30, 1999, file No. 1-4448.
  C   10.16*   1995 Officer Incentive Compensation Plan, filed as exhibit
               10.31 to the company's annual report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").
  C   10.17*   Baxter International Inc. Restricted Stock Plan for Non-
               Employee Directors, as amended and restated effective May 8,
               1995, filed as exhibit 10.32 to the 1994 Form 10-K.
  C   10.18*   1996 Officer Incentive Compensation Plan, filed as exhibit
               10.33 to the company's annual report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").
  C   10.19*   1995 Stock Option Grant Terms and Conditions, filed as exhibit
               10.34 to the 1995 Form 10-K.
  C   10.20*   Supplemental Pension Agreement: Jack L. McGinley, filed as exhibit 10.32 to the 1996 Form 10-K.

                              Number and Description of Exhibit
                              ---------------------------------
  C    10.21*   November 1996 Stock Option Grant Terms and Conditions, filed as exhibit 10.33 to the 1996 Form 10-K.
  C    10.22*   November 1996 Premium Price Stock Option Grant Terms and
                Conditions, filed as exhibit 10.34 to the 1996 Form 10-K.
  C    10.23*   November 1997 Stock Option Grant Terms and Conditions, filed as exhibit 10.36 to the 1997 Form 10-K.
  C    10.24*   1998 Incentive Compensation Program, filed as exhibit 10.37 to the 1997 Form 10-K.
  C    10.25*   Long Term Incentive Plan, filed as exhibit 10.38 to the 1997
                Form 10-K.
  C    10.26*   Special Stock Option Plan adopted February 17, 1998, filed under the Securities Act of 1933 as exhibit 4.6 to the
                company's registration statement on Form S-8 (No. 333-71553).

  C    10.27*   Stock Option Plan adopted February 17, 1998.
  C    10.28*   2000 Incentive Compensation Program, filed as Exhibit A to the company's proxy statement for use in connection with its May
                2, 2000 annual meeting of stockholders, file No. 1-4448.
  C    10.29*   Employee Stock Purchase Plan for United States Employees (as
                amended and restated effective October 1, 1999), filed as
                exhibit 10 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 1999, file No. 1-4448.
 12.   Computation of Ratio of Earnings to Fixed Charges.
 13.   Selections from the 1999 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this annual report on
       Form 10-K).
 21.   Subsidiaries of Baxter International Inc.
 23.   Consent of PricewaterhouseCoopers LLP.
 24.   Powers of Attorney (included on signature page)
 27.1  Financial Data Schedule--December 31, 1999
 27.2  Financial Data Schedule--December 31, 1998
 27.3  Financial Data Schedule--December 31, 1997
 27.4  Financial Data Schedule--December 31, 1996
 27.5  Financial Data Schedule--December 31, 1995

-------
*  Incorporated herein by reference.
C  Exhibit contemplated by Item 14(a)(3) of Form 10-K.

             (All other exhibits are inapplicable or not required.)

 Copies of the above exhibits are available at a charge of 35 cents per page upon written request to the Stockholder Services Department, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015. Copies are also available at a charge of at least 25 cents per page from the Public Reference Section of the Securities and Exchange Commission, 450 Fifth Street, N.W., Washington, D.C., 20549.