Form 10-Q
period 2000-03-31
BAXTER INTERNATIONAL INC
filed 2000-05-12
CIK 10456

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

  [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                         Commission file number 1-4448

                           BAXTER INTERNATIONAL INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              36-0781620
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

    One Baxter Parkway, Deerfield,                   60015-4633
               Illinois                              (Zip Code)
    (Address of principal executive
               offices)

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

                                 XYes    No

   The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of May 5, 2000 the latest practicable date, was 290,283,908 shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           BAXTER INTERNATIONAL INC.

                                   FORM 10-Q

                 For the quarterly period ended March 31, 2000

                               TABLE OF CONTENTS

  Page Number
  -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Statements of Income..............................   2

  Condensed Consolidated Balance Sheets....................................   3

  Condensed Consolidated Statements of Cash Flows..........................   4

  Notes to Condensed Consolidated Financial Statements.....................   5

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................  11

Review by Independent Public Accountants...................................  18

Report of Independent Accountants..........................................  19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................  20

Item 6. Exhibits and Reports on Form 8-K...................................  23

Signature..................................................................  24

Exhibits...................................................................  25

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   BAXTER INTERNATIONAL INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      (in millions, except per share data)

                                                           Three months ended
                                                                March 31,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
Operations
  Net sales..............................................  $   1,583  $   1,462
  Costs and expenses
    Cost of goods sold...................................        896        837
    Marketing and administrative expenses................        315        304
    Research and development expenses....................         83         75
    Goodwill amortization................................          5          5
                                                           ---------  ---------
Operating income.........................................        284        241
  Interest, net..........................................         15         24
  Other expense..........................................         12          1
                                                           ---------  ---------
Income from continuing operations before income taxes and
 cumulative effect of accounting change..................        257        216
  Income tax expense.....................................         66         54
                                                           ---------  ---------
Income from continuing operations before cumulative
 effect of accounting change.............................        191        162
Discontinued operation
  Income from discontinued operation, net of applicable
   income tax expense of $4 in both 2000 and 1999........         12         16
  Costs associated with effecting the business
   distribution..........................................        (12)       --
                                                           ---------  ---------
      Total discontinued operation.......................        --          16
                                                           ---------  ---------
Income before cumulative effect of accounting change.....        191        178
Cumulative effect of accounting change, net of income tax
 benefit of $7...........................................        --         (27)
                                                           ---------  ---------
      Net income.........................................  $     191  $     151
                                                           ---------  ---------
Earnings per basic common share
  Continuing operations, before cumulative effect of
   accounting change.....................................  $     .66  $     .56
  Discontinued operation.................................        .04        .06
  Cumulative effect of accounting change.................        --        (.09)
                                                           ---------  ---------
      Net income.........................................  $     .70  $     .53
                                                           =========  =========
Earnings per diluted common share
  Continuing operations, before cumulative effect of
   accounting change.....................................  $     .65  $     .55
  Discontinued operation.................................        .04        .06
  Cumulative effect of accounting change.................        --        (.09)
                                                           ---------  ---------
      Net income.........................................  $     .69  $     .52
                                                           =========  =========
Weighted average number of common shares outstanding
  Basic..................................................        290        287
                                                           =========  =========
  Diluted................................................        296        293
                                                           =========  =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   BAXTER INTERNATIONAL INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                          (in millions, except shares)

                                                        March 31,
                                                          2000     December 31,
                                                       (unaudited)     1999
                                                       ----------- ------------
Current assets
  Cash and equivalents................................   $   694     $   606
  Accounts receivable.................................     1,473       1,504
  Notes and other current receivables.................       146         148
  Inventories.........................................     1,263       1,116
  Short-term deferred income taxes....................       159         216
  Prepaid expenses....................................       232         229
                                                         -------     -------
    Total current assets..............................     3,967       3,819
                                                         -------     -------
Property, plant and equipment
  At cost.............................................     4,767       4,709
  Accumulated depreciation and amortization...........    (2,094)     (2,059)
                                                         -------     -------
    Net property, plant and equipment.................     2,673       2,650
                                                         -------     -------
Other assets
  Net assets of discontinued operation................       --        1,231
  Goodwill and other intangibles......................     1,004         921
  Insurance receivables...............................       283         301
  Other...............................................       787         722
                                                         -------     -------
    Total other assets................................     2,074       3,175
                                                         -------     -------
    Total assets......................................   $ 8,714     $ 9,644
                                                         =======     =======
Current liabilities
  Short-term debt.....................................   $   297     $   125
  Current maturities of long-term debt and lease
   obligations........................................       138         130
  Accounts payable and accrued liabilities............     1,489       1,805
  Income taxes payable................................       595         640
                                                         -------     -------
    Total current liabilities.........................     2,519       2,700
                                                         -------     -------
Long-term debt and lease obligations..................     2,303       2,601
                                                         -------     -------
Long-term deferred income taxes.......................       330         311
                                                         -------     -------
Long-term litigation liabilities......................       240         273
                                                         -------     -------
Other long-term liabilities...........................       617         411
                                                         -------     -------
Commitments and contingencies.........................
                                                         -------     -------
Stockholders' equity
  Common stock, $1 par value, authorized 350,000,000
   shares, issued 294,363,251 shares in 2000 and 1999.       294         294
  Common stock in treasury, at cost, 3,149,107 shares
   in 2000 and 4,163,737 shares in 1999...............      (197)       (269)
  Additional contributed capital......................     2,267       2,282
  Retained earnings...................................       689       1,415
  Accumulated other comprehensive expense.............      (348)       (374)
                                                         -------     -------
    Total stockholders' equity........................     2,705       3,348
                                                         -------     -------
    Total liabilities and stockholders' equity........   $ 8,714     $ 9,644
                                                         =======     =======

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   BAXTER INTERNATIONAL INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in millions)

                                                                            Three
                                                                           months
                                                                            ended
                                                                          March 31,
                                                                         ------------
                                                                         2000   1999
                                                                         -----  -----
(brackets denote cash outflows)
Cash flows from operations
  Income from continuing operations before cumulative effect of non-cash accounting change.................................................... $ 191  $ 162
  Adjustments
    Depreciation and amortization.......................................    97     97
    Deferred income taxes...............................................    49      3
    Other...............................................................     7      7
  Changes in balance sheet items
    Accounts receivable.................................................    55    (36)
    Inventories.........................................................  (131)   (38)
    Accounts payable and other accrued liabilities......................  (284)   (75)
    Net litigation payments and other...................................   (48)  (143)
                                                                         -----  -----
        Cash flows from continuing operations...........................   (64)   (23)
Cash flows from discontinued operation..................................   (11)    32
                                                                         -----  -----
Cash flows from operations..............................................   (75)     9
                                                                         -----  -----
Cash flows from investing activities
  Capital expenditures..................................................  (115)   (98)
  Acquisitions (net of cash received) and investments in affiliates.....  (108)   (16)
  Divestitures and other asset dispositions.............................     1      4
                                                                         -----  -----
        Cash flows from investing activities............................  (222)  (110)
                                                                         -----  -----
Cash flows from financing activities
  Issuances of debt and lease obligations...............................   247     33
  Redemptions of debt and lease obligations.............................  (739)  (127)
  Increase in debt with maturities of three months or less, net.........   935    157
  Common stock cash dividends...........................................   (84)   (84)
  Stock issued under employee benefit plans.............................    74     39
  Purchases of treasury stock...........................................   (49)   --
                                                                         -----  -----
        Cash flows from financing activities............................   384     18
                                                                         -----  -----
Effect of currency exchange rate changes on cash and equivalents........     1    (18)
                                                                         -----  -----
Increase (decrease) in cash and equivalents.............................    88   (101)
Cash and equivalents at beginning of period.............................   606    709
                                                                         -----  -----
Cash and equivalents at end of period................................... $ 694  $ 608
                                                                         =====  =====

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  BAXTER INTERNATIONAL INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Financial Information

   The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company's 1999 Annual Report to Stockholders.

   In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

   Certain reclassifications have been made to conform the 1999 financial statements to the 2000 presentation.

 Basis of consolidation

   Prior to fiscal 1999, all operations outside the United States and its territories had been included in the consolidated financial statements on the basis of fiscal years ending November 30 in order to facilitate timely consolidation. In conjunction with the implementation of new financial systems, this one-month lag was eliminated as of the beginning of fiscal 1999 for certain of these international operations and the December 1998 net loss from operations of $34 million for these entities was recorded directly to retained earnings. The one-month lag for the remainder of the international operations will be eliminated in 2001.

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

 Comprehensive income

   Total comprehensive income was $217 million and $57 million for the three months ended March 31, 2000 and 1999, respectively.

 New accounting pronouncements

   In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), which was later amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". Statement No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The company will adopt SFAS No. 133, as amended, no later than January 1, 2001, as required, and is currently assessing the impact of adoption on its consolidated financial statements.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which was amended by SAB No. 101A in March 2000. SAB 101A delayed the implementation date of SAB No. 101. These SAB's, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, are effective in the second quarter of 2000. The company is currently assessing the impact of adoption on its consolidated financial statements.

2. Spin-Off of the Cardiovascular Business

   On March 31, 2000, Baxter stockholders of record on March 29, 2000 received all of the outstanding stock of Edwards Lifesciences Corporation (Edwards), the company's cardiovascular business, in a tax-free spin-off. The common stock of Edwards began trading publicly on April 3, 2000.

   The company's consolidated financial statements and related notes have been adjusted and restated to reflect the financial position, results of operations and cash flows of Edwards as a discontinued operation. The following selected financial data for Edwards, as included in the Baxter consolidated financial statements as a discontinued operation, is presented for informational purposes only and does not necessarily reflect what the net sales or net income would have been had the business operated as a stand-alone entity.

                                                                         Three
                                                                        months
                                                                         ended
                                                                       March 31,
                                                                       ---------
                                                                       2000 1999
                                                                       ---- ----
   (in millions)
   Net sales.......................................................... $226 $223
   Net income......................................................... $ 12 $ 16

   In the first quarter of 2000, the company recorded approximately $12 million in costs directly associated with effecting the business distribution (including tax of $6 million). The impact on basic and diluted earnings per share in 2000 relating to these costs was $.04.

   Through an issuance of new third-party debt, approximately $490 million of Baxter's debt was indirectly assumed by Edwards upon spin-off. Approximately $917 million of net assets were transferred to Edwards upon spin-off. The spin-off of Edwards is subject to a final working capital adjustment pursuant to a reorganization agreement between the two companies.

   The cardiovascular business in Japan was not transferred to Edwards at the time of distribution due to Japanese regulatory requirements and business culture considerations. The business will be operated pursuant to a contractual joint venture under which a Japanese subsidiary of Baxter will retain ownership of the business assets, but a subsidiary of Edwards will hold a 90 percent profit interest. Edwards has an option to purchase the Japanese assets, which option may be exercised no later than 28 months following the spin-off date and no later than 60 months following the spin-off date. The exercise price of the option is approximately $245 million, of which approximately $215 million would be obtained by Edwards upon termination of the joint venture from the return of its fair value in the joint venture at inception. Included in Baxter's condensed consolidated balance sheet at March 31, 2000 is a $215 million liability relating to this contractual joint venture, which was established in connection with the accounting for the spin-off of Edwards.

3. Inventories

   Inventories consisted of the following:

                                                          March 31, December 31,
                                                            2000        1999
                                                          --------- ------------
      (in millions)
      Raw materials......................................  $  302      $  251
      Work in process....................................     191         193
      Finished products..................................     770         672
                                                           ------      ------
          Total inventories..............................  $1,263      $1,116
                                                           ======      ======

4. Interest, Net

   Net interest expense consisted of the following:

                                                                 Three months
                                                                  ended March
                                                                      31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
      (in millions)
      Interest expense.........................................  $   32  $  41
      Interest income..........................................     (10)    (6)
                                                                 ------  -----
          Interest expense, net................................  $   22  $  35
                                                                 ======  =====
      Allocated to discontinued operation......................  $    7  $  11
      Allocated to continuing operations.......................  $   15  $  24

   The allocation of interest to continuing operations and the discontinued operation was based on estimated relative net assets of these operations.

5. Earnings Per Share

   The numerator for both basic and diluted earnings per share (EPS) is net earnings available to common shareholders. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The following is a reconciliation of the shares (denominator) of the basic and diluted per-share computations:

                                                                 Three months
                                                                  ended March
                                                                      31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
(in millions)
Basic EPS shares................................................    290     287
                                                                 ------  ------
Effect of dilutive securities
  Employee stock plans..........................................      4       6
  Equity forward agreements.....................................      2     --
                                                                 ------  ------
Diluted EPS shares..............................................    296     293
                                                                 ======  ======

6. Common Stock

 Equity forward agreements

   In order to partially offset the dilutive effect of stock issuances pertaining to employee stock option plans, the company has entered into forward agreements with independent third parties related to the company's common stock. The forward agreements require the company to purchase its common stock from the counterparties on specified future dates and at specified prices. The company can, at its option, require settlement of the agreements with shares of its common stock or, in some cases, cash, in lieu of physical settlement. The company may, at its option, terminate and settle these agreements early at any time before maturity. At March 31, 2000, agreements relating to approximately 3.3 million shares, 2.5 million shares, and 3.7 million shares mature in 2000, 2001, and 2002, respectively. Exercise prices range from $65 to $68 per share for contracts maturing in 2000, range from $57 to $58 per share for contracts maturing in 2001, and range from $70 to $78 per share for contracts maturing in 2002.

 Equity collar agreements

   In connection with the company's stock repurchase program, during the first quarter of 2000 the company issued put options on 2.3 million shares of its common stock and purchased call options on 1.5 million shares of its common stock. The put options give the purchaser the right to sell Baxter International Inc. common stock to the company at contractually specified prices. The call options give the company the right to purchase Baxter International Inc. common stock at contractually specified prices. The agreements were executed with independent third parties, and the cost of the call options was offset by the premium from the put options. The company can, at its option, require settlement of the agreements with shares of its common stock or, in some cases, cash, in lieu of physical settlement. The company may, at its option, terminate and settle these agreements early at any time before maturity. The exercise prices of the put options range from $56 to $59 per share and the exercise prices of the call options range from $61 to $63 per share. The contracts mature on various dates in 2000 and 2001.

7. Acquisitions

   Acquisitions during the three months ended March 31, 2000 and 1999 were accounted for under the purchase method. Results of operations of acquired companies are included in the company's results of operations as of the respective acquisition dates. The purchase price of each acquisition was allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net tangible assets, identifiable intangible assets and liabilities acquired was allocated to goodwill.

   Had the 2000 and 1999 acquisitions taken place on January 1 of 2000 or 1999, net sales, net income and earnings per share would not have been materially different from the reported amounts.

 Althin Medical A.B.

   In March 2000, the company acquired Althin Medical A.B. (Althin), a manufacturer of hemodialysis products, for approximately $120 million, including assumed debt of approximately $48 million. Approximately $40 million of the purchase price was paid in cash and approximately $32 million was paid in approximately 592,000 shares of Baxter International Inc.

common stock. Approximately $44 million and $30 million of the purchase price was allocated to goodwill and other intangibles, respectively.

 Acquisition reserves

   Based on plans formulated at acquisition date, as part of the allocation of purchase price, reserves have been established for certain acquisitions. Actions executed to date and anticipated in the future with respect to these acquisitions are substantially consistent with the original plans. During the first quarter of 2000, approximately $3 million of reserves were utilized, of which $1 million related to the acquisition of Bieffe Medital S.p.A. and $2 million related to the acquisition of Immuno International AG. Management expects the plans to be substantially complete in accordance with the originally established timetables. Management believes remaining reserves are adequate to complete the actions contemplated by the plans.

8. Legal Proceedings, Commitments and Contingencies

   Refer to "Part II--Item 1. Legal Proceedings" below.

9. Segment Information

   The company operates in three segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their businesses are as follows: I.V. Systems/Medical Products: technologies and systems to provide intravenous fluid and drug delivery;
BioScience: biopharmaceutical and blood-collection and separation products and technologies; and Renal: products and services to treat end-stage kidney disease. As discussed in Note 2 above, the company spun off its cardiovascular business to Baxter stockholders. Financial information for the cardiovascular business, which is substantially the same as the former CardioVascular segment, is reflected in the condensed consolidated financial statements as a discontinued operation.

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

   Financial information for the company's segments for the three months ended March 31 is as follows:

                                   I.V. Systems/
                                      Medical
                                     Products    BioScience Renal Other  Total
                                   ------------- ---------- ----- -----  ------
      For the three months ended
      March 31,
      2000
        Net sales.................     $620         $542    $421    --   $1,583
        Pretax income.............       82          108      76  $ (9)     257
      1999
        Net sales.................     $550         $512    $400    --   $1,462
        Pretax income.............       71          101      71  $(27)     216

   The following are reconciliations of total segment amounts to amounts per the condensed consolidated financial statements:

                                                               Three Months
                                                              Ended March 31,
                                                              ---------------
                                                               2000     1999
                                                              -------  -------
      Pretax income
        Total pretax income from segments.................... $   266  $   243
        Unallocated amounts
          Interest expense, net..............................     (15)     (24)
          Other Corporate items..............................       6       (3)
                                                              -------  -------
      Income from continuing operations before income taxes
       and cumulative effect of accounting change............ $   257  $   216
                                                              =======  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Baxter International Inc.'s (the company or Baxter) 1999 Annual Report to Stockholders (Annual Report) contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999. In the Annual Report, management outlined its key financial objectives for 2000. The objectives, which are summarized below, were established based on Baxter's results excluding the cardiovascular business, the stock of which was distributed to shareholders during the first quarter of 2000. Refer to
Note 2 to the Condensed Consolidated Financial Statements for further information regarding the spin-off. The company's consolidated financial statements and related notes have been restated to reflect the financial position, results of operations and cash flows of the cardiovascular business as a discontinued operation. The results presented below reflect the results of continuing operations only.

   Full Year 2000 Objectives             Results Through March 31, 2000
   -------------------------     ---------------------------------------------
 . Increase net sales             . Net sales during the three months ended
  approximately 10 percent.        March 31, 2000 increased 8 percent.
                                   Excluding the effects of changes in
                                   currency exchange rates, net sales
                                   increased 11 percent.

 . Grow net earnings in the mid-  . Excluding the results of the cardiovascular
  teens.                           business, and excluding the cumulative
                                   effect of a change in accounting principle in 1999, net income for the three months ended March 31, 2000 increased 18 percent.

 . Generate $500 million in       . The company had operational cash outflow of
  operational cash flow, after     $159 million during the three months ended
  investing approximately $1       March 31, 2000. A net operational cash
  billion in capital               outflow is typical during the first fiscal
  improvements and research and    quarter of the year based on the timing of
  development.                     receipts and disbursements. The total of
                                   capital expenditures and research and
                                   development expenses for the three months
                                   ended March 31, 2000 was $198 million.

Results Of Operations

   The following management discussion and analysis pertains to continuing operations, unless otherwise noted.

 Net Sales Trends

                                                          Three months
                                                           ended March
                                                               31,
                                                          -------------
                                                                        Percent
                                                           2000   1999  increase
                                                          ------ ------ --------
(in millions)
International............................................ $  859 $  805    7%
United States............................................    724    657   10%
                                                          ------ ------   ---
    Total net sales...................................... $1,583 $1,462    8%
                                                          ====== ======   ===

   Excluding the effect of a stronger United States dollar, which impacted sales growth for all segments, total net sales growth was 11 percent in 2000. Refer to Note 9 to the Condensed Consolidated Financial Statements for a summary of net sales by segment.

   I.V. Systems/Medical Products

   The I.V. Systems/Medical Products segment generated 13 percent sales growth during the three months ended March 31, 2000. Excluding the impact of changes in currency exchange rates, sales growth was 15 percent for the quarter. Sales growth was strong in both the domestic and international markets. Of the 15 percent growth, approximately three points were generated by recent acquisitions, principally the September 1999 acquisition of a nutrition and fluid therapy business in Europe. Approximately seven points of growth were generated from the anesthesia business, with a significant portion of such growth driven by the segment's late-1999 exclusive agreement to sell the first generic formulation of Propofol approved by the United States Food and Drug Administration. Propofol is an intravenous drug used for the induction or maintenance of anesthesia in surgery, and as a sedative in monitored anesthesia care. A significant portion of the remaining sales growth was due to increased sales of intravenous fluids and administration sets used with the segment's Colleague(R) and other electronic infusion pumps. The segment's sales growth rate was higher in the first quarter than is anticipated for the remainder of the year as the year-over-year impact of acquisitions and the Propofol agreement is expected to be less significant in future quarters.

   BioScience

   Sales in the BioScience segment increased 6 percent for the three months ended March 31, 2000. Excluding the impact of changes in currency exchange rates, sales growth was 10 percent for the quarter. Of the 10 percent growth, approximately six points was due to increased sales of plasma-derived products, particularly in the United States, as the supply constraints that had impacted the entire factor concentrates industry in 1998 and early 1999 have eased. Sales of recombinant products increased modestly during the quarter. Sales of recombinant products were unusually strong in the first quarter of 1999 due to an increase in manufacturing capacity in late 1998. The company is in the process of further expanding its manufacturing capacity for recombinant products and expects that the sales growth rate will increase later in 2000. Sales in the blood-collection and processing businesses also grew during the first quarter of 2000, principally due to an increase in sale of products which provide for leukoreduction, which is the removal of white blood cells from blood products used for transfusion.

   Renal

   The Renal segment generated sales growth of 5 percent during the three-month period ended March 31, 2000, due principally to growth in the international market. Excluding the impact of changes in currency exchange rates, sales growth was 7 percent for the quarter. During the first quarter of 2000, the company acquired Althin Medical A.B., a manufacturer of hemodialysis products. Sales related to this acquisition contributed approximately two points to the segment's growth rate for the quarter, and the acquisition is expected to add approximately five points to the Renal segment's sales growth for the full year. Sales growth was also generated from the Renal Therapy Services business, which operates dialysis clinics in partnership with local physicians in international markets, and the Renal Management Services business, which is a renal-disease management organization. The remaining sales growth was driven principally by continued penetration of products for peritoneal dialysis, particularly in Latin America and Asia.

   The following table shows key ratios of certain income statement items as a percent of sales:

 Gross Margin and Expense Ratios

                                                      Three months
                                                          ended
                                                        March 31,
                                                      --------------
                                                                       Increase
                                                       2000    1999   (decrease)
                                                      ------  ------  ----------
Gross profit margin..................................   43.4%   42.7%    .7pts
Marketing and administrative expenses................   19.9%   20.8%  (.9 pts)

   The gross profit margin increased during the first quarter of 2000 principally due to a more favorable products and services mix and lower manufacturing costs. The gross profit margin is expected to increase in future quarters as the sales growth rate increases in the company's higher-margin businesses.

   Marketing and administrative expenses decreased as a percent of sales in the first quarter of 2000 as compared to the prior year quarter as the company continues to leverage recent acquisitions and effectively manages costs across all business segments. Management expects to maintain this expense ratio for the rest of the year as it continues to manage costs.

 Research and Development

                                                              Three
                                                              months
                                                              ended
                                                            March 31,
                                                            ----------
                                                                        Percent
                                                            2000  1999  increase
                                                            ----  ----  --------
(in millions)
Research and development expenses.......................... $83   $75      11%
As a percent of sales......................................   5%    5%

   Research and development (R&D) expenses increased during the first quarter of 2000 primarily due to increased spending in the BioScience business, principally relating to the next-generation recombinant product and initiatives in the wound management and plasma-based products areas. Management expects R&D expenses to continue to grow over the prior year level for the remainder of the year.

 Other Income and Expense

   Net interest expense decreased for the three months ended March 31, 2000 as compared to the prior year quarter due principally to the impact of a greater mix of foreign currency denominated debt, which bears a lower average interest rate, partially offset by a higher average debt level. The increase in other expense from 1999 to 2000 was primarily due to the unfavorable effects of changes in currency exchange rates.

 Pretax Income

   Refer to Note 9 to the Condensed Consolidated Financial Statements for a summary of financial results by segment. In addition to the effects of changes in currency exchange rates, the following is a summary of the significant factors impacting the segments' financial results.

   I.V. Systems/Medical Products

   Pretax income increased 15 percent for the three months ended March 31, 2000. This growth in profitability was primarily a result of strong sales, the leveraging of marketing and administrative expenses in conjunction with recent acquisitions, partially offset by increased R&D expenditures.

   BioScience

   The pretax income growth of 7 percent for the three months ended March 31, 2000 was driven by strong sales, a more favorable product mix, the recognition of favorable manufacturing variances, and the leveraging of marketing and administrative expenses, partially offset by increased R&D expenditures.

   Renal

   Pretax income increased 7 percent for the first quarter of 2000. Such growth was principally due to a more favorable mix of sales and services, partially offset by higher R&D costs and investments in the business.

 Income Taxes from Continuing Operations

   The effective income tax rate for continuing operations was 26 percent and 25 percent for the three months ended March 31, 2000 and 1999, respectively. The increase in the effective income tax rate was principally due to a larger portion of the company's earnings being generated in higher tax jurisdictions.

 Discontinued Operation

   Income from the discontinued operation decreased by $4 million for the three months ended March 31, 2000. These results primarily reflect increased pricing pressures, unfavorable manufacturing variances, increased marketing and administrative costs and increased R&D costs, partially offset by lower net interest expense.

 Change in Accounting Principle

   In the first quarter of 1999, the company recorded a $27 million after-tax charge for the cumulative effect of a change in accounting principle. The charge related to the adoption of AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." Excluding the initial effect of adopting this standard, the new SOP does not have a material impact on the company's results of operations.

 Liquidity and Capital Resources

   Cash flows from continuing operations per the company's Condensed Consolidated Statements of Cash Flows decreased for the three months ended March 31, 2000. The effect of increased earnings and a lower accounts receivable balance, which was partially due to a sale of certain receivables during the quarter, was offset primarily by the effect of a larger decrease in the liabilities balance and a higher increase in inventory levels.

   Cash flows from discontinued operation decreased for the three months ended March 31, 2000. The decrease was principally due to lower earnings, as discussed above, a lower decrease in the accounts receivable balance and a higher decrease in the liabilities balance.

   Cash outflows relating to investing activities increased for the three months ended March 31, 2000. Capital expenditures were higher for the three months ended March 31, 2000 as compared to the prior year period as the company increased its investments in various capital projects across the three segments. The increased investments principally pertained to the BioScience segment, as the company is in the process of increasing manufacturing capacity for various of its products, including vaccines and both plasma-based and recombinant products. Net cash outflows relating to acquisitions increased during the first quarter of 2000. In 2000, net cash outflows relating to acquisitions included approximately $40 million related to the acquisition of Althin Medical A.B. A portion of the purchase price was paid in Baxter International Inc. common stock. Refer to Note 7 to the Condensed Consolidated Financial Statements for further information. Approximately $42 million of the total related to the acquisition of certain assets of Sabratek Corporation. This acquisition expands the I.V. Systems/Medical Products segment's offering of infusion products to alternate site customers.

   Cash flows from financing activities increased for the three months ended March 31, 2000. Cash received for stock issued under employee benefit plans increased in the first quarter of 2000 principally as a result of a one-time modification to one of the company's plans. Offsetting these increased inflows was $49 million in cash outflows related to repurchases of Baxter common stock, as further discussed below. In addition, cash flows from financing activities increased during the period as net cash used in operations and investing activities increased during the first quarter of 2000 as compared to the prior year. The company's net-debt-to-capital ratio was 43.3 percent and
40.2 percent at March 31, 2000 and December 31, 1999, respectively.

   Management assesses the company's liquidity in terms of its overall ability to mobilize cash to support ongoing business levels and to fund its growth. Management uses an internal performance measure called operational cash flow that evaluates each operating business and geographic region on all aspects of cash flow under its direct control. Operational cash flow, as defined, reflects all litigation payments and related insurance recoveries except for those payments and recoveries relating to mammary implants, which the company never manufactured or sold.

   The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to operational cash flow provided by continuing operations:

                                                                     Three
                                                                     months
                                                                     ended
                                                                   March 31,
                                                                   -----------
                                                                   2000   1999
                                                                   -----  ----
      (in millions)
      Cash flows from continuing operations per the company's
       Condensed Consolidated Statements of Cash Flows...........  $ (64) $(23)
      Capital expenditures.......................................   (115)  (98)
      Net interest after tax.....................................      9    15
      Other, including mammary implant litigation................     11    77
                                                                   -----  ----
      Operational cash flow--continuing operations...............  $(159) $(29)
                                                                   =====  ====

   As authorized by the board of directors, the company repurchases its stock to optimize its capital structure depending upon its operational cash flows, net debt level and current market conditions. In November 1995, the board of directors authorized the repurchase of up to $500 million over a period of several years. This program was completed during the first quarter of 2000. In November 1999, the board of directors authorized the repurchase of an additional $500 million of stock. The company also began repurchasing under the new program during the first quarter of 2000, with a total of $49 million of common stock repurchased under the two programs during the three months ended March 31, 2000.

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

   See "Part II--Item 1. Legal Proceedings" for a discussion of the company's legal contingencies and related insurance coverage with respect to cases and claims relating to the company's plasma-based therapies and mammary implants manufactured by the Heyer-Schulte division of American Hospital Supply Corporation, as well as other matters. Upon resolution of any of these matters, the company may incur charges in excess of presently established reserves. While such future charges could have a material adverse impact on the company's net income or cash flows in the period in which they are recorded or paid, management believes that the outcomes of these actions, individually or in the aggregate, will not have a material adverse effect on the company's consolidated financial position.

Forward-Looking Information

   The matters discussed in this section that are not historical facts include forward-looking statements. These statements are based on the company's current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the company and the health-care arenas in which it operates. The factors below in some cases have affected and could affect the company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include technological advances in the medical field, unforeseen information technology issues related to the company or third parties, economic conditions, demand and market acceptance risks for new and existing products, technologies and health-care services, the impact of competitive products and pricing, manufacturing capacity, new plant start-ups, global regulatory, trade and tax policies, continued price competition, product development risks, including technological difficulties, ability to enforce patents and unforeseen commercialization and regulatory factors. In particular, the company, as well as other companies in its industry, has experienced increased regulatory activity by the U.S. Food and Drug Administration with respect to its plasma-based biologicals and its complaint-handling systems.

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

New Accounting Standards

   In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), which was later amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." Statement No. 133, as amended, requires companies to record derivatives on the balance sheet date as assets or liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The company will adopt SFAS No. 133, as amended, as required no later than January 1, 2001, and is currently assessing the impact of adoption on its consolidated financial statements.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which was amended by SAB No. 101A in March 2000. SAB 101A delayed the implementation date of SAB No. 101. These SAB's, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, are effective in the second quarter of 2000. The company is currently assessing the impact of adoption on its consolidated financial statements.

Review by Independent Public Accountants

   Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2000 and 1999 have been performed by PricewaterhouseCoopers LLP, the company's independent public accountants. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under
Section 11 does not extend to it.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Baxter International Inc.

   We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2000 and the related condensed consolidated statements of income for the three-month periods ended March 31, 2000 and 1999, and condensed consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999. This interim financial information is the responsibility of the Company's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States.

   We previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated February 16, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Chicago, Illinois
May 9, 2000

                          PART II. OTHER INFORMATION

                  BAXTER INTERNATIONAL INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

   Baxter International Inc. and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the Company or by companies that were acquired by the Company. The most significant of these are reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and material developments in such matters for the quarter ended March 31, 2000 are described below. Upon resolution of any such matters, Baxter may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the Company's net income and net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Baxter's consolidated financial position.

 Mammary implant litigation

   As previously reported in the Company's Annual Report on Form 10-K, the Company, together with certain of its subsidiaries, is currently a defendant in various courts in a number of lawsuits brought by individuals, all seeking damages for injuries of various types allegedly caused by silicone mammary implants formerly manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by the Company in 1985, divested its Heyer-Schulte division in 1984. It is not known how many of these claims and lawsuits involve products manufactured and sold by Heyer-Schulte, as opposed to other manufacturers. In December 1998, a panel of independent medical experts appointed by a federal judge announced its findings that reported medical studies contained no clear evidence of a connection between silicone mammary implants and traditional or atypical systemic diseases. In June 1999, a similar conclusion was announced by a committee of independent medical experts from the Institute of Medicine, an arm of the National Academy of Sciences.

   As of March 31, 2000, Baxter, together with certain of its subsidiaries, had been named as a defendant or co-defendant in 1,253 lawsuits and 331 claims relating to mammary implants, brought by approximately 3,346 plaintiffs, of which 2,688 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, 768 currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately 380 of the pending lawsuits against the Company. Additionally, 1,801 plaintiffs have opted out of the Revised Settlement (representing approximately 811 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the Company. As of March 31, 2000, 690 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the first quarter of 2000, Baxter obtained dismissals, or agreements for dismissals, with respect to 1,186 plaintiffs.

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

   On March 31, 2000, the United States Department of Justice filed an action against Baxter and other manufacturers of breast implants, as well as the escrow agent for the revised settlement fund. The action is pending in the federal district court in Birmingham, Alabama and seeks reimbursement under various federal statutes for medical care provided to various women with mammary implants. The company is defending this litigation.

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

   As of March 31, 2000, Baxter had been named in 251 lawsuits and 277 claims in the United States, Canada, Ireland, Japan, Germany and the Netherlands. The U.S.D.C. for the Northern District of Illinois has approved a settlement to all U.S. federal court factor concentrates cases. As of March 31, 2000, approximately 6,220 claimant groups had been found eligible to participate in the settlement, and approximately 300 claimants had opted out of the settlement. Approximately 6,158 of the claimant groups had received payments as of March 31, 2000 and payments are expected to continue through the second quarter of 2000 as releases are received from the remaining claimant groups. The Company also has been named in four purported class actions. None of these class actions has been certified for trial.

   In Japan, Baxter is a defendant, along with the Japanese government and four other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of March 31, 2000, the cases involved 1,323 plaintiffs, of whom 1,311 have settled their claims.

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

   As previously reported in the Company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the Company's Gammagard(R) IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard(R) IVIG. As of March 31, 2000, Baxter was a defendant in 37 lawsuits and 42 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. Two suits currently pending in the United States have been filed as purported class actions but only one has been certified. In December 1999, the U.S.D.C. for the Central District of California granted preliminary approval to a proposed settlement of the class action agreed upon by plaintiffs' class counsel and Baxter that would provide financial compensation for U.S. individuals who used Gammagard(R) IVIG between January 1993 and February 1994.

 Other

   As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of March 31, 2000, the Company had been named as a defendant in 515 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-1997 C.D.

   In connection with the spin-off of its cardiovascular business, Baxter obtained a ruling from the Internal Revenue Service to the effect that the distribution should qualify as a tax-free spin-off in the United States. In many countries throughout the world, Baxter has not sought similar rulings from the local tax authorities and has taken the position that the spin-off was a tax-free event to Baxter. In the event that this position was successfully challenged by one or more countries' taxing authorities, Baxter would be liable for any resulting liability. Baxter believes that it has established adequate reserves to cover the expected tax liabilities. There can be no assurance, however, that Baxter will not incur losses in excess of such reserves.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

   Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

   (b) Reports on Form 8-K

     A report on Form 8-K was filed on April 14, 2000, which reported under "Item 2--Acquisition or Disposition of Assets" that, on March 31, 2000, Baxter International Inc. (Baxter) completed the distribution of Edwards Lifesciences Corporation common stock to shareholders of record of Baxter common stock on March 29, 2000. Edwards Lifesciences Corporation was formed initially as a wholly owned subsidiary of Baxter and is primarily comprised of the cardiovascular business previously conducted by Baxter.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Baxter International Inc.
                                           (Registrant)

                                             /s/ Brian P. Anderson
                                          By: _________________________________
                                            Brian P. Anderson
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Chief Accounting Officer)

Date: May 11, 2000

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

                                                                         Page
 Number Description of Exhibit                                          Number
 ------ ----------------------                                          ------
 10.1   Reorganization Agreement between Baxter International Inc.
        and Edwards Lifesciences Corporation Dated as of
        March 15, 2000................................................

 12     Computation of Ratio of Earnings to Fixed Charges.............

 15     Letter Re Unaudited Interim Financial Information.............

 27     Financial Data Schedule--March 31, 2000.......................

 27.1   Restated Financial Data Schedule--March 31, 1999..............

        (All other exhibits have been omitted because they are not applicable or not required.)