Form 10-Q
period 2000-06-30
BAXTER INTERNATIONAL INC
filed 2000-08-10
CIK 10456

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     -------          THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2000

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

                           Yes    X         No_____
                                ------

  The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of August 4, 2000 the latest practicable date, was
                              292,178,813 shares.

                           BAXTER INTERNATIONAL INC.
                                   FORM 10-Q
                 For the quarterly period ended June 30, 2000
                               TABLE OF CONTENTS



                                                                                             Page Number
                                                                                             -----------
Part I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
             Condensed Consolidated Statements of Income......................................     2
             Condensed Consolidated Balance Sheets............................................     3
             Condensed Consolidated Statements of Cash Flows..................................     4
             Notes to Condensed Consolidated Financial Statements.............................     5
Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................................    13
Review by Independent Public Accountants......................................................    21
Report of Independent Accountants.............................................................    22

Part II. OTHER INFORMATION
--------------------------
Item 1.  Legal Proceedings....................................................................    23
Item 4.  Submission of Matters to a Vote of Security Holders..................................    26
Item 6.  Exhibits and Reports on Form 8-K.....................................................    27
Signature.....................................................................................    28
Exhibits......................................................................................    29

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
                  Baxter International Inc. and Subsidiaries
            Condensed Consolidated Statements of Income (unaudited)
                     (in millions, except per share data)

                                                                         Three months ended               Six months ended
                                                                                   June 30,                       June 30,
                                                                       2000            1999          2000             1999
                                                                     ----------------------        -----------------------
Operations
 Net sales                                                           $1,694          $1,560        $3,277           $3,022
 Costs and expenses
    Cost of goods sold                                                  947             870         1,843            1,707
    Marketing and administrative expenses                               336             319           651              623
    Research and development expenses                                    93              84           176              159
    In-process research and development and acquisition-
     related charges                                                    286              --           286               --
    Goodwill amortization                                                 6               4            11                9
--------------------------------------------------------------------------------------------------------------------------
 Operating income                                                        26             283           310              524
    Interest, net                                                        19              22            34               46
    Other expense (income)                                               (6)              5             6                6
--------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations before income taxes
  and cumulative effect of accounting change                             13             256           270              472
  Income tax expense (benefit)                                          (33)             67            33              121
--------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations before cumulative
  effect of accounting change                                            46             189           237              351
 Discontinued operation
  Income from discontinued operation, net of applicable
    income tax expense of $1 and $5 in 2000 and
    $6 and $10 in 1999                                                    2              18            14               34
  Costs associated with effecting the business distribution              --              --           (12)              --
--------------------------------------------------------------------------------------------------------------------------
 Total discontinued operation                                             2              18             2               34
--------------------------------------------------------------------------------------------------------------------------
 Income before cumulative effect of accounting change                    48             207           239              385
 Cumulative effect of accounting change, net of
  income tax benefit of $7                                               --              --            --              (27)
--------------------------------------------------------------------------------------------------------------------------
 Net income                                                          $   48          $  207        $  239           $  358
==========================================================================================================================

 Earnings per basic common share
  Continuing operations, before cumulative effect of accounting
    change                                                           $  .15          $  .65        $  .81           $ 1.21
  Discontinued operation                                                .01             .06           .01              .12
  Cumulative effect of accounting change                                 --              --            --             (.09)
--------------------------------------------------------------------------------------------------------------------------
  Net income                                                         $  .16          $  .71        $  .82           $ 1.24
==========================================================================================================================

 Earnings per diluted common share
  Continuing operations, before cumulative effect of accounting
    change                                                           $  .15          $  .64        $  .80           $ 1.19
  Discontinued operation                                                .01             .06           .01              .12
  Cumulative effect of accounting change                                 --              --            --             (.09)
--------------------------------------------------------------------------------------------------------------------------
  Net income                                                         $  .16          $  .70        $  .81           $ 1.22
==========================================================================================================================

 Weighted average number of common shares outstanding
  Basic                                                                 291             290           291              289
==========================================================================================================================
  Diluted                                                               297             295           296              294
==========================================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  Baxter International Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                         (in millions, except shares)

----------------------------------------------------------------------------------------------------------------------
                                                                                      June 30             December 31,
                                                                                         2000                     1999
                                                                                   (unaudited)
                                                                                   -----------------------------------
Current assets     Cash and equivalents                                               $   496                  $   606
                   Accounts receivable                                                  1,454                    1,504
                   Notes and other current receivables                                    179                      148
                   Inventories                                                          1,271                    1,116
                   Short-term deferred income taxes                                       196                      216
                   Prepaid expenses                                                       223                      229
                 -----------------------------------------------------------------------------------------------------
                   Total current assets                                                 3,819                    3,819
----------------------------------------------------------------------------------------------------------------------
Property,          At cost                                                              4,755                    4,709
plant and          Accumulated depreciation and amortization                           (2,087)                  (2,059)
Equipment        -----------------------------------------------------------------------------------------------------
                   Net property, plant and equipment                                    2,668                    2,650
----------------------------------------------------------------------------------------------------------------------
Other assets       Net assets of discontinued operation                                    --                    1,231
                   Goodwill and other intangibles                                       1,194                      921
                   Insurance receivables                                                  186                      301
                   Other                                                                  920                      722
                 -----------------------------------------------------------------------------------------------------
                   Total other assets                                                   2,300                    3,175
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 8,787                  $ 9,644
======================================================================================================================

Current            Short-term debt                                                    $    57                  $   125
liabilities        Current maturities of long-term debt and lease obligations             141                      130
                   Accounts payable and accrued liabilities                             1,498                    1,805
                   Income taxes payable                                                   663                      640
                 -----------------------------------------------------------------------------------------------------
                   Total current liabilities                                            2,359                    2,700
----------------------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                                    2,355                    2,601
----------------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                           379                      311
----------------------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                                          208                      273
----------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                               615                      411
----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
----------------------------------------------------------------------------------------------------------------------
Stockholders'      Common stock, $1 par value, authorized 350,000,000
equity               shares, issued 298,133,251 shares in 2000 and
                     294,363,251 shares in 1999                                           298                      294
                   Common stock in treasury, at cost, 2,576,678
                     shares in 2000 and 4,163,737 shares in 1999                         (164)                    (269)
                   Additional contributed capital                                       2,462                    2,282
                   Retained earnings                                                      693                    1,415
                   Accumulated other comprehensive expense                               (418)                    (374)
                 -----------------------------------------------------------------------------------------------------
                   Total stockholders' equity                                           2,871                    3,348
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                            $ 8,787                  $ 9,644
======================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  Baxter International Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (in millions)

------------------------------------------------------------------------------------------------------------------------
                                                                                            Six months ended June 30,
(brackets denote cash outflows)                                                           2000                      1999
                                                                                       ---------------------------------
Cash flows         Income from continuing operations before cumulative
from                 effect of non-cash accounting change                                $ 237                     $ 351
operations         Adjustments
                     Depreciation and amortization                                         183                       184
                     Deferred income taxes                                                 (87)                       23
                     In-process research and development and acquisition-
                        related charges                                                    286                        --
                     Other                                                                   7                         8
                   Changes in balance sheet items
                     Accounts receivable                                                    12                        (7)
                     Inventories                                                          (175)                      (80)
                     Accounts payable and other accrued liabilities                       (268)                     (131)
                     Net litigation payments and other                                     (43)                     (150)
                   -----------------------------------------------------------------------------------------------------
                   Cash flows from continuing operations                                   152                       198
Cash flows relating to discontinued operation                                              (43)                       26
------------------------------------------------------------------------------------------------------------------------
Cash flows from operations                                                                 109                       224
------------------------------------------------------------------------------------------------------------------------
Cash flows         Capital expenditures                                                   (256)                     (227)
from investing     Acquisitions (net of cash received)
activities           and investments in affiliates                                        (211)                      (57)
                   Divestitures and other asset dispositions                                --                         7
                   -----------------------------------------------------------------------------------------------------
                   Cash flows from investing activities                                   (467)                     (277)
------------------------------------------------------------------------------------------------------------------------
Cash flows         Issuances of debt and lease obligations                                 588                       268
from financing     Redemptions of debt and lease obligations                              (842)                     (375)
activities         Increase in debt with maturities
                     of three months or less, net                                          639                       122
                   Common stock cash dividends                                             (84)                     (169)
                   Stock issued under Shared Investment Plan                                --                       198
                   Stock issued under employee benefit plans                               140                        67
                   Purchases of treasury stock                                            (141)                       --
------------------------------------------------------------------------------------------------------------------------
                   Cash flows from financing activities                                    300                       111
------------------------------------------------------------------------------------------------------------------------
Effect of currency exchange rate changes on cash and equivalents                           (52)                      (44)
------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                               (110)                       14
Cash and equivalents at beginning of period                                                606                       709
------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                    $ 496                     $ 723
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

Comprehensive income
--------------------
Total comprehensive income (loss) was ($22) million and $226 million for the three months ended June 30, 2000 and 1999, respectively, and was $195 million and $283 million for the six months ended June 30, 2000 and 1999, respectively.

New accounting pronouncements
-----------------------------
In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was later amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (collectively, the Standard). The Standard requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivatives and whether they qualify for hedge accounting. The company plans to adopt the new Standard on January 1, 2001. The effect of adoption will be recorded as a cumulative effect of a change in accounting principle. Adoption of the Standard will not result in restatement of previously issued financial statements. The company is in the process of assessing the impact of adoption on its consolidated financial statements. Upon completion of the company's analyses, management may decide to utilize alternative derivative and non-derivative instruments after December 31, 2000 in certain situations in meeting its risk management objectives. Any such changes in the company's use of financial instruments could affect future reported results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which was amended by SAB No. 101A in March 2000 and SAB No. 101B in June 2000. SAB 101A and 101B delayed the implementation date of SAB No. 101. These SAB's, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, are effective in the fourth quarter of 2000. The company is currently assessing the impact of adoption on its consolidated financial statements.

2.  SPIN-OFF OF THE CARDIOVASCULAR BUSINESS
-------------------------------------------

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

---------------------------------------------------------------------------------------------------------------
                                                         Three months ended                Six months ended
                                                                  June 30,                        June 30,
(in millions)                                            2000         1999               2000         1999
---------------------------------------------------------------------------------------------------------------
Net sales                                               $  26        $ 233              $ 252        $ 456
Net income                                              $   2        $  18              $  14        $  34
---------------------------------------------------------------------------------------------------------------

The income statement activity relating to Edwards in the second quarter of 2000 related to certain operations outside the United States. As discussed in Note 1 above, such operations are included in the consolidated financial statements on a one-month lag. In the first quarter of 2000, the company recorded approximately $12 million in costs directly associated with effecting the business distribution (including tax of $6 million). The impact on basic and diluted earnings per share in 2000 relating to these costs was $.04.

Through an issuance of new third-party debt, approximately $502 million of Baxter's debt was indirectly assumed by Edwards upon spin-off. Approximately $961 million of net assets relating to the spin-off were transferred to Edwards.

The cardiovascular business in Japan was not transferred to Edwards at the time of distribution due to Japanese regulatory requirements and business culture considerations. The business is operated pursuant to a contractual joint venture under which a Japanese subsidiary of Baxter retains ownership of the business assets, but a subsidiary of Edwards holds a 90 percent profit interest. Edwards has an option to purchase the Japanese assets, which option may be exercised no earlier than 28 months following the spin-off date and no later than 60 months following the spin-off date. The exercise price of the option is approximately $250 million, of which approximately $219 million would be obtained by Edwards upon termination of the joint venture from the return of its fair value in the joint venture at inception. Included in Baxter's condensed consolidated balance sheet at June 30, 2000 is a $219 million liability relating to this contractual joint venture, which was established in connection with the accounting for the spin-off of Edwards.

3.   INVENTORIES
----------------

Inventories consisted of the following:

                                                                                       June 30,              December 31,
(in millions)                                                                              2000                      1999
-------------------------------------------------------------------------------------------------------------------------
Raw materials                                                                           $   305                    $  251
Work in process                                                                             194                       193
Finished products                                                                           772                       672
-------------------------------------------------------------------------------------------------------------------------
Total inventories                                                                       $ 1,271                    $1,116
=========================================================================================================================

4.    INTEREST, NET
-------------------

Net interest expense consisted of the following:

-------------------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended                        Six months ended
                                                                               June 30,                                June 30,
(in millions)                                                   2000               1999                2000                1999
-------------------------------------------------------------------------------------------------------------------------------
Interest expense                                               $  29              $  39               $  61               $  80
Interest income                                                  (10)                (8)                (20)                (14)
-------------------------------------------------------------------------------------------------------------------------------
Interest expense, net                                          $  19              $  31               $  41               $  66
===============================================================================================================================

Allocated to continuing operations                             $  19              $  22               $  34               $  46
===============================================================================================================================
Allocated to discontinued operation                            $  --              $   9               $   7               $  20
===============================================================================================================================

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

5.  EARNINGS PER SHARE
----------------------

The numerator for both basic and diluted earnings per share (EPS) is net earnings available to common shareholders. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The following is a reconciliation of the shares (denominator) of the basic and diluted per-share computations:

                                                                    Three months ended                  Six months ended
                                                                              June 30,                          June 30,
(in millions)                                                    2000             1999             2000             1999
------------------------------------------------------------------------------------------------------------------------
Basic EPS shares                                                  291              290              291              289
------------------------------------------------------------------------------------------------------------------------
Effect of dilutive securities
   Employee stock options                                           5                4                4                5
   Employee stock purchase plans and equity
      forward agreements                                            1                1                1              ---
------------------------------------------------------------------------------------------------------------------------
Diluted EPS shares                                                297              295              296              294
========================================================================================================================

6.  COMMON STOCK
----------------

Equity forward agreements
-------------------------
In order to partially offset the dilutive effect of stock issuances pertaining to employee stock option plans, the company has entered into forward agreements with independent third parties related to the company's common stock. The forward agreements require the company to purchase its common stock from the counterparties on specified future dates and at specified prices. The company can, at its option, require settlement of the agreements with shares of its common stock or, in some cases, cash, in lieu of physical settlement. The company may, at its option, terminate and settle these agreements early at any time before maturity. At June 30, 2000, agreements relating to approximately one million shares, 4.8 million shares, and 3.7 million shares mature in 2000, 2001, and 2002, respectively. Exercise prices are approximately $67 per share for contracts maturing in 2000, range from $57 to $73 per share for contracts maturing in 2001, and range from $70 to $78 per share for contracts maturing in 2002.

Equity collar agreements
-------------------------
In connection with the company's stock repurchase program, during the first quarter of 2000 the company issued put options on 2.3 million shares of its common stock and purchased call options on 1.5 million shares of its common stock. The put options give the purchaser the right to sell Baxter International Inc. common stock to the company at contractually specified prices. The call options give the company the right to purchase Baxter International Inc. common stock at contractually specified prices. The agreements were executed with independent third parties, and the cost of the call options was offset by the premium from the put options. The company can, at its option, require settlement of the agreements with shares of its common stock or, in some cases, cash, in lieu of physical settlement. The company may, at its option, terminate and settle these agreements early at any time before maturity. The exercise prices of the put options range from $56 to $59 per share and the exercise prices of the call options range from $61 to $63 per share. The contracts mature on various dates in 2000 and 2001.

7.  ACQUISITIONS
-----------------
Acquisitions during the six months ended June 30, 2000 and 1999 were accounted for under the purchase method. Results of operations of acquired companies are included in the company's results of operations as of the respective acquisition dates. The purchase price of each acquisition was allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net tangible assets, identifiable intangible assets and liabilities acquired was allocated to goodwill. As further discussed below, a portion of the purchase price for certain acquisitions was allocated to in-process research and development (IPR&D) which, under GAAP, was immediately expensed.

In the second quarter of 2000, the company recorded a $286 million charge for IPR&D and acquisition-related costs. This charge principally consisted of a $250 million IPR&D charge related to the June 2000 acquisition of North American Vaccine, Inc., which is further discussed below. The remaining portion of the charge related to insignificant IPR&D charges pertaining to three other acquisitions as well as certain charges associated with the I.V. Systems/Medical Products segment's acquisition of certain assets of Sabratek Corporation.

North American Vaccine, Inc.
----------------------------
In June 2000, the company acquired North American Vaccine, Inc. (NAV) for approximately $420 million, including assumed debt of approximately $155 million. NAV was engaged in the research, development, production and sales of vaccines for the prevention of human infectious diseases. The purchase price was principally paid in 3,770,000 shares of Baxter International Inc. common stock. Approximately $250 million, $140 million and $7 million of the purchase price was allocated to IPR&D, goodwill and other intangible assets, respectively. Goodwill and other intangible assets are being amortized on a straight-line basis over 20 years and 10 years, respectively.

The amount allocated to IPR&D was determined on the basis of an independent appraisal using the income approach, which measures the value of an asset by the present value of its future economic benefits. Estimated cash flows of the IPR&D projects, after being adjusted for the projects' percentage of completion, were discounted to their present values at rates of return that incorporate the risk-free rate, the expected rate of inflation, and risks associated with the particular projects. Projected revenue and cost assumptions were determined considering the company's historical experience and industry trends and averages. No value was assigned to any IPR&D project unless it was probable of being further developed. The following is a summary of the amounts allocated to IPR&D by significant project category, all of which relate to vaccines:

     (in millions)
     --------------------------------------------------------------
     Streptococcal B                                           $ 59
     Pneumococcal                                                57
     Meningococcal B/C/Y                                         51
     Meningococcal C                                             34
     DTaP-IPV-conjugate Hib                                      32
     Other                                                       17
     --------------------------------------------------------------
     Total                                                     $250
     --------------------------------------------------------------

The status of development, stage of completion, assumptions, nature and timing of remaining efforts for completion, risks and uncertainties, and other key
factors varied by individual project.   A discount rate of 20 percent was used
for all projects. Material net cash inflows for significant projects were forecasted to commence between 2002 and 2005. Assumed additional research and development expenditures prior to the dates of product introductions totaled approximately $85 million. The percentage completion rate for significant projects ranged from approximately 65 percent to over 90 percent, with the weighted-average completion rate approximately 70 percent. Substantial further research and development, pre-clinical testing and clinical trials will be required to determine the technical feasibility and commercial viability of the products under development. There can be no assurance such efforts will be successful. Delays in the development, introduction or marketing of the products under development could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in a shortening of their commercial lives. If the products are not completed on time, the expected return on the company's investments could be significantly and unfavorably impacted.

Althin Medical A.B.
-------------------
In March 2000, the company acquired Althin Medical A.B. (Althin), a manufacturer of hemodialysis products, for approximately $134 million, including assumed debt of approximately $48 million. Approximately $54 million of the purchase price was paid in cash and approximately $32 million was paid in approximately 592,000 shares of Baxter International Inc. common stock. Approximately $59 million and $27 million of the purchase price was allocated to goodwill and other intangibles, respectively. Goodwill and other intangible assets are being amortized on a straight-line basis over 40 years and 10 years, respectively.

Pro forma information
---------------------
The following unaudited pro forma information presents a summary of the company's consolidated results of operations as if acquisitions during the period had taken place as of the beginning of the fiscal year:

-----------------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended                     Six months ended
                                                                                June 30,                             June 30,
(in millions, except per share data)                               2000             1999                2000             1999
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                        $1,695           $1,592              $3,296           $3,086
Income from continuing operations before cumulative
   effect of accounting change                                   $   35           $  177              $  214           $  329
Earnings per diluted common share                                $ 0.12           $ 0.59              $ 0.71           $ 1.11
-----------------------------------------------------------------------------------------------------------------------------

These pro forma results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future. The diluted pro forma earnings and per-share earnings included in the table above primarily reflect the historical pre-acquisition net losses reported by NAV.

Acquisition reserves
--------------------
Based on plans formulated at acquisition date, as part of the allocation of purchase price, reserves have been established for certain acquisitions.
Actions executed to date and anticipated in the future with respect to these acquisitions are substantially consistent with the original plans. During the second quarter of 2000, approximately $12 million of reserves were utilized, all of which related to the acquisition of Immuno International AG (Immuno). During the six months ended June 30, 2000, approximately $15 million of reserves were utilized, of which approximately $14 million related to the acquisition of Immuno, and approximately $1 million related to the acquisition of Bieffe Medital S.p.A. Management expects the plans to be substantially complete in accordance with the originally established timetables. Management believes remaining reserves are adequate to complete the actions contemplated by the plans.

8.  LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES
----------------------------------------------------

Refer to "Part II - Item 1.  Legal Proceedings" below.

9.  SEGMENT INFORMATION
-----------------------

The company operates in three segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their businesses are as follows: I.V. Systems/Medical Products: medication delivery products and services, including intravenous infusion pumps and solutions, anesthesia devices and pharmaceutical agents; BioScience: biopharmaceuticals and blood-collection, separation and storage products and technologies; and Renal: products and services to treat end-stage kidney disease. As discussed in Note 2 above, the company spun off its cardiovascular business to Baxter stockholders on March 31, 2000. Financial information for the cardiovascular business, which is substantially the same as the former CardioVascular segment, is reflected in the condensed consolidated financial statements as a discontinued operation.

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

Financial information for the company's segments for the three and six months ended June 30 is as follows:

                              I.V. Systems/
                                    Medical
                                   Products  BioScience  Renal  Other    Total
--------------------------------------------------------------------------------

For the three months ended
--------------------------
June 30,
--------

2000
----
Net sales                            $  667      $  575   $452     --   $1,694
Pretax income                            99         131     78  ($295)      13

1999
----
Net sales                               604         543    413     --    1,560
Pretax income                            95         107     78    (24)     256

For the six months ended
------------------------
June 30,
--------

2000
----
Net sales                            $1,287      $1,117   $873     --   $3,277
Pretax income                           183         244    156  ($313)     270

1999
----
Net sales                             1,154       1,055    813     --    3,022
Pretax income                           163         203    149    (43)     472

--------------------------------------------------------------------------------
The following are reconciliations of total segment amounts to amounts per the condensed consolidated financial statements:

                                                                   Three Months
                                                                 Ended June 30,
                                                                 --------------

                                                                   2000    1999
--------------------------------------------------------------------------------
Pretax income
-------------
Total pretax income from segments                                 $ 308   $ 280
Unallocated amounts
 Interest expense, net                                              (19)    (22)
 In-process research and development and acquisition-
  related charges                                                  (286)     --
 Other Corporate items                                               10      (2)
--------------------------------------------------------------------------------
Income from continuing operations before income
 taxes                                                            $  13   $ 256
-------------------------------------------------------------------------------

                                                                      Six Months
                                                                  Ended June 30,
                                                                  --------------
                                                                   2000    1999
                                                                  -----   -----
Pretax income
-------------
Total pretax income from segments                                 $ 583   $ 515
Unallocated amounts
 Interest expense, net                                              (34)    (46)
 In-process research and development and acquisition-
  related charges                                                  (286)     --
 Other Corporate items                                                7       3
-------------------------------------------------------------------------------
Income from continuing operations before income
 taxes and cumulative effect of accounting change                 $ 270   $ 472
-------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                                           RESULTS THROUGH
   FULL YEAR 2000 OBJECTIVES                                JUNE 30, 2000
--------------------------------------------------------------------------------

 .  Increase net sales approximately 10     .  Net sales during the six months
   percent.                                   ended June 30, 2000 increased
                                              eight percent. Excluding the
                                              effects of changes in currency
                                              exchange rates, net sales
                                              increased 12 percent.
--------------------------------------------------------------------------------

 .  Grow net earnings in the mid-teens.     .   Net earnings from continuing
                                               operations increased 18 percent
                                               for the first half of the year,
                                               excluding the in-process research
                                               and development (IPR&D) and
                                               acquisition-related charges.
--------------------------------------------------------------------------------

 .  Generate $500 million in operational    .   The company had operational cash
   cash flow, after investing                  outflow of $92 million during
   approximately $1 billion in capital         the six months ended June 30,
   improvements and research and               2000. Cash outflows or modest
   development.                                amounts of cash inflows are
                                               typical during the first half of
                                               the year based on the timing of
                                               receipts and disbursements. The
                                               total of capital expenditures and
                                               research and development expenses
                                               (excluding the IPR&D charge) for
                                               the six months ended June 30,
                                               2000 was $432 million.
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

The following management discussion and analysis pertains to continuing operations, unless otherwise noted.

NET SALES TRENDS

----------------------------------------------------------------------------------------------------------------------------------
                                       Three months ended                                   Six months ended
                                                 June 30,            Percent                        June 30,            Percent
(in millions)                       2000             1999            Increase          2000             1999            Increase
----------------------------------------------------------------------------------------------------------------------------------
International                     $  930           $  858                8%           $1,789           $1,663                8%
United States                        764              702                9%            1,488            1,359               10%
----------------------------------------------------------------------------------------------------------------------------------
Total net sales                   $1,694           $1,560                9%           $3,277           $3,022                8%
==================================================================================================================================

Excluding the effect of a stronger United States dollar, which impacted sales growth for all segments, total net sales growth was 13 percent and 12 percent for the three months and six months ended June 30, 2000, respectively. The United States dollar strengthened principally relative to the Euro, partially offset by a weakened position relative to the Japanese Yen. Refer to Note 9 to the Condensed Consolidated Financial Statements for a summary of net sales by segment.

I.V. Systems/Medical Products

The I.V. Systems/Medical Products segment generated 11 percent and 12 percent sales growth during the three months and six months ended June 30, 2000, respectively. Excluding the impact of a stronger U.S. dollar, sales growth was 14 percent and 15 percent for the quarter and year-to-date period, respectively. Sales growth was strong in both the domestic and international markets. Of the constant-currency sales growth, approximately two points of growth for both the quarter and year-to-date period were generated by recent acquisitions, principally the September 1999 acquisition of a nutrition and fluid therapy business in Europe. Approximately six points and seven points of growth in the quarter and six-month period, respectively, were generated from the anesthesia business, with a significant portion of such growth driven by the segment's late-1999 exclusive agreement to sell the first generic formulation of Propofol approved by the United States Food and Drug Administration. Propofol is an intravenous drug used for the induction or maintenance of anesthesia in surgery, and as a sedative in monitored anesthesia care. A significant portion of the remaining sales growth was due to increased sales of Colleague(R) electronic infusion pumps and intravenous fluids and administration sets used with electronic infusion pumps. The segment's sales growth rate was higher in the first half of the year than is anticipated for the remainder of the year primarily because the year-over-year impacts of acquisitions and the Propofol agreement is expected to be less significant in future quarters.

BioScience

Sales in the BioScience segment increased six percent for both the three-month and six-month periods ended June 30, 2000, with sales growth especially strong outside the United States. Excluding the impact of changes in currency exchange rates, sales growth was 12 percent and 11 percent for the quarter and year-to-date period, respectively. Of the constant-currency sales growth, approximately four points and three points of growth in the quarter and six-month period, respectively, was due to increased sales of recombinant products. Sales of recombinant products were unusually strong in the first part of 1999 due to an increase in manufacturing capacity in late 1998, which allowed the company to reduce its backlog. The company is in the process of further expanding its manufacturing capacity for recombinant products and expects that the sales growth rate will increase in the second half of 2000.

Approximately three points and five points of growth in the quarter and year-to-date period, respectively, was due to increased sales of plasma-derived products, as the supply constraints that had impacted the entire factor concentrates industry in 1998 and early 1999 have eased. Sales in the blood-collection and processing businesses also grew during the first half of 2000, principally due to an increase in sale of products which provide for leukoreduction, which is the removal of white blood cells from blood products used for transfusion. As discussed below, in June 2000 the company acquired North American Vaccine, Inc. (NAV), which is engaged in the research, development, production and sales of vaccines for the prevention of human infectious diseases. For the full year, this acquisition is expected to contribute approximately two points to the segment's percentage sales growth.

Renal

The Renal segment generated sales growth of 10 percent and seven percent during the three-month period and six-month period ended June 30, 2000, respectively, due principally to growth in the international market. Excluding the impact of a stronger U.S. dollar, sales growth was 12 percent and 10 percent for the quarter and year-to-date period, respectively. During the first quarter of 2000, the company acquired Althin Medical A.B., a manufacturer of hemodialysis products. Sales related to this acquisition contributed approximately five points and four points to the segment's growth rate for the quarter and six-month period, respectively, and the acquisition is expected to add approximately five points to the Renal segment's sales growth for the full year. Sales growth was also generated from the Renal Therapy Services business, which operates dialysis clinics in partnership with local physicians in international markets, and the Renal Management Services business, which is a renal-disease management organization. The remaining sales growth was driven principally by continued penetration of products for peritoneal dialysis, particularly in Latin America and Asia.

The following table shows key ratios of certain income statement items as a percent of sales:

GROSS MARGIN AND EXPENSE RATIOS


----------------------------------------------------------------------------------------------------
                                 Three months ended                   Six months ended
                                           June 30,                           June 30,      Increase
                                 2000          1999     Decrease     2000         1999     (decrease)
----------------------------------------------------------------------------------------------------
Gross profit margin              44.1%         44.2%    (.1 pts)     43.8%        43.5%    .3 pts
Marketing and
 administrative expenses         19.8%         20.4%    (.6 pts)     19.9%        20.6%    (.7 pts)
----------------------------------------------------------------------------------------------------

The gross profit margin decreased slightly during the quarter and increased during the year-to-date period principally due to changes in the products and services mix. The gross profit margin is expected to increase in future quarters as the sales growth rate increases in the company's higher-margin businesses.

Marketing and administrative expenses decreased as a percent of sales in both the quarter and year-to-date period as compared to the prior year periods as the company continues to leverage recent acquisitions and effectively manages costs across all business segments. Management expects to maintain this expense ratio for the rest of the year as it continues to manage costs.

RESEARCH AND DEVELOPMENT

                                 Three months ended                    Six months ended
                                           June 30,      Percent               June 30,      Percent
(in millions)                    2000          1999     Increase      2000         1999     Increase
----------------------------------------------------------------------------------------------------
Research and
 development expenses           $  93         $  84           11%    $ 176        $ 159           11%
As a percent of sales               5%            5%                     5%           5%
----------------------------------------------------------------------------------------------------

Research and development (R&D) expenses above exclude the IPR&D charge, which is further discussed below. The increase in R&D expenses during the second quarter and year-to-date period of 2000 was primarily due to increased spending in the BioScience business, principally relating to the next-generation recombinant product and initiatives in the wound management and plasma-based products areas. Management expects R&D expenses to continue to grow over the prior year level for the remainder of the year.

The $286 million charge for IPR&D and acquisition-related costs principally related to the June 2000 acquisition of NAV and is discussed further in Note 7 to the Condensed Consolidated Financial Statements. The remaining portion of the charge for IPR&D and acquisition-related costs related to insignificant IPR&D charges pertaining to three other acquisitions as well as certain charges associated with the I.V. Systems/Medical Products segment's acquisition of certain assets of Sabratek Corporation.

OTHER INCOME AND EXPENSE

Net interest expense decreased for the three months and six months ended June 30, 2000 as compared to the prior year periods principally due to the impact of a greater mix of foreign currency denominated debt, which bears a lower average interest rate, and lower average debt levels, partially offset by the effect of increasing interest rates in the United States and Europe. The increase in other income for the second quarter was primarily due to the effects of changes in currency exchange rates.

PRETAX INCOME

Refer to Note 9 to the Condensed Consolidated Financial Statements for a summary of financial results by segment. The following is a summary of the significant factors impacting the segments' financial results.

I.V. Systems/Medical Products

Pretax income increased four percent and 12 percent for the three months and six months ended June 30, 2000, respectively. Partially offset by the unfavorable impact of the strengthening U.S. dollar and increased R&D expenditures, the growth in profitability was primarily a result of strong sales, and the leveraging of marketing and administrative expenses in conjunction with recent acquisitions, particularly in the year-to-date period.

BioScience

Pretax income growth for the BioScience segment was 22 percent and 20 percent for the quarter and year-to-date period ended June 30, 2000, respectively. Partially offset by the unfavorable impact of the strengthening U.S. dollar and increased R&D expenditures, this growth was driven by strong sales, improved manufacturing efficiencies, and the leveraging of marketing and administrative expenses.

Renal

Pretax income was flat and increased five percent for the second quarter and year-to-date period of 2000, respectively. In addition to the unfavorable impact of a strengthening U.S. dollar, the change in pretax income was principally due to strong sales, offset by a less favorable mix of sales and services, higher R&D costs and sales and marketing investments in the business.

INCOME TAXES FROM CONTINUING OPERATIONS

Excluding the charge for IPR&D and acquisition-related costs, the effective income tax rate for continuing operations was approximately 26 percent for the second quarter and year-to-date period of both 2000 and 1999. Management expects the effective tax rate to remain at approximately the same level for the rest of the year.

DISCONTINUED OPERATION

As further discussed in Note 2 to the Condensed Consolidated Financial Statements, on March 31, 2000, Baxter stockholders of record on March 29, 2000 received all of the outstanding stock of Edwards Lifesciences Corporation (Edwards), the company's cardiovascular business, in a tax-free spin-off. The income statement activity relating to Edwards in the second quarter of 2000 related to certain operations outside the United States. As discussed in Note 1 to the Condensed Consolidated Financial Statements, such operations are included in the consolidated financial statements on a one-month lag. In addition to the effect of the spin-off on March 31, 2000, the decrease in income from the discontinued operation primarily reflected increased pricing pressures, unfavorable manufacturing variances, increased marketing and administrative costs and increased R&D costs, partially offset by lower net interest expense.

CHANGE IN ACCOUNTING PRINCIPLE

In the first quarter of 1999, the company recorded a $27 million after-tax charge for the cumulative effect of a change in accounting principle. The charge related to the adoption of AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." Excluding the initial effect of adopting this standard, the SOP does not have a material impact on the company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flows from continuing operations per the company's Condensed Consolidated Statements of Cash Flows decreased for the six months ended June 30, 2000. The effect of increased earnings (before non-cash items), decreased cash payments relating to the company's litigation, and a larger decrease in the accounts receivable balance, which was partially due to a sale of certain receivables during the period, was more than offset primarily by the effect of a larger decrease in the liabilities balance and an increase in inventory levels.

Cash flows related to the discontinued operation decreased for the year-to-date period ended June 30, 2000. The decrease principally related to the effect of the spin-off of Edwards on March 31, 2000, as well as lower earnings, as discussed above.

Cash outflows from investing activities increased for the six months ended June 30, 2000. Capital expenditures were higher for the six months ended June 30, 2000 as compared to the prior year period as the company increased its investments in various capital projects across the three segments. The increased investments principally pertained to the BioScience segment, as the company is in the process of increasing manufacturing capacity for various of its products, including vaccines and both plasma-based and recombinant products. Net cash outflows relating to acquisitions increased during the first half of 2000. In 2000, net cash outflows relating to acquisitions included approximately $54 million related to the Renal segment's acquisition of Althin Medical A.B. A portion of the purchase price was paid in Baxter International Inc. common stock. Refer to Note 7 to the Condensed Consolidated Financial Statements for further information. Approximately $110 million of the company's acquisitions and investments for the six months ended June 30, 2000 related to several acquisitions and investments in the I.V. Systems/Medical Products segment, the largest of which was the January 2000 acquisition of certain assets of Sabratek Corporation, which expands the segment's offering of infusion products to alternate site customers. In addition, the company made certain other minor acquisitions and investments in the current year across the various businesses and product lines. During the six months ended June 30, 1999, approximately $30 million of the total net cash flows used for acquisitions and investments in affiliates related to a contingent purchase price payment pertaining to the 1997 acquisition of Immuno International AG.

Cash flows from financing activities increased for the six months ended June 30, 2000. Cash received for stock issued under employee benefit plans increased in the first half of 2000 principally due to required exercises of stock options by employees transferring to Edwards as a result of the March 31, 2000 spin-off of that business, as well as to increased employee stock purchases as a result of a one-time modification to one of the company's employee stock plans. Cash outflows relating to common stock dividends decreased due to the company's change from a quarterly to an annual dividend payout schedule effective at the beginning of the year. Offsetting these increased inflows was $141 million in cash outflows related to repurchases of Baxter common stock, as further discussed below. During the six-month period ended June 30, 1999, the company received $198 million in connection with a Shared Investment Plan, whereby Baxter managers voluntarily purchased approximately 3.1 million shares of the company's common stock. In addition, cash flows from financing activities increased during the period as the net cash used in operations and investing activities increased during the first six months of 2000 as compared to the corresponding prior year period. The company's net-debt-to-capital ratio was
41.7 percent and 40.2 percent at June 30, 2000 and December 31, 1999, respectively.

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

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to operational cash flow provided by continuing operations:

--------------------------------------------------------------------------------------------------------
                                                                            Six months ended June 30,
(in millions)                                                               2000                 1999
--------------------------------------------------------------------------------------------------------
Cash flows from continuing operations per the company's
   Condensed Consolidated Statements of Cash Flows                          $ 152                $ 198
Capital expenditures                                                         (256)                (227)
Net interest after tax                                                         21                   22
Other, including mammary implant litigation                                    (9)                 113
--------------------------------------------------------------------------------------------------------
Operational cash flow - continuing operations                                ($92)               $ 106
========================================================================================================

As authorized by the board of directors, the company repurchases its stock to optimize its capital structure depending upon its operational cash flows, net debt level and current market conditions. In November 1995, the board of directors authorized the repurchase of up to $500 million over a period of several years. This program was completed during the first quarter of 2000. In November 1999, the board of directors authorized the repurchase of an additional $500 million of stock. The company also began repurchasing under the new program in 2000, with a total of $141 million of common stock repurchased under the two programs during the six months ended June 30, 2000.

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

NEW ACCOUNTING STANDARDS
------------------------

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was later amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (collectively, the Standard). The Standard requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivatives and whether they qualify for hedge accounting. The company plans to adopt the new Standard on January 1, 2001. The effect of adoption will be recorded as a cumulative effect of a change in accounting principle.
Adoption of the Standard will not result in restatement of previously issued financial statements. The company is in the process of assessing the impact of adoption on its consolidated financial statements. Based upon analyses performed to date, management may decide to utilize alternative derivative and non-derivative instruments after December 31, 2000 in certain situations in meeting its risk management objectives. Any such changes in the company's use of financial instruments could affect future reported results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which was amended by SAB No. 101A in March 2000 and SAB No. 101B in June 2000. SAB 101A and 101B delayed the implementation date of SAB No. 101. These SAB's, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, are effective in the fourth quarter of 2000. The company is currently assessing the impact of adoption on its consolidated financial statements.

Review by Independent Public Accountants
----------------------------------------

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2000 and 1999 have been performed by PricewaterhouseCoopers LLP, the company's independent public accountants. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                       Report of Independent Accountants
                       ---------------------------------



To the Board of Directors and Stockholders of Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2000 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999, and condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. This interim financial information is the responsibility of the Company's management.

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



PricewaterhouseCoopers LLP
Chicago, Illinois
August 8, 2000

                          PART II.  OTHER INFORMATION
                  Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

Baxter International Inc. and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the Company or by companies that were acquired by the Company. The most significant of these are reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and material developments in such matters for the quarter ended June 30, 2000 are described below. Upon resolution of any such matters, Baxter may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the Company's net income and net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Baxter's consolidated financial position.

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

As of June 30, 2000, Baxter, together with certain of its subsidiaries, had been named as a defendant or co-defendant in 933 lawsuits and 329 claims relating to mammary implants, brought by approximately 2,211 plaintiffs, of which 1,696 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, 371 currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately 239 of the pending lawsuits against the Company. Additionally, 1,221 plaintiffs have opted out of the Revised Settlement (representing approximately 635 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the Company. As of June 30, 2000, 577 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the second quarter of 2000, Baxter obtained dismissals, or agreements for dismissals, with respect to 1,013 plaintiffs.

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

On March 31, 2000, the United States Department of Justice filed an action against Baxter and other manufacturers of breast implants, as well as the escrow agent for the revised settlement fund. The action is pending in the federal district court in Birmingham, Alabama and seeks reimbursement under various federal statutes for medical care provided to various women with mammary implants. The company is defending the litigation.

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

As of June 30, 2000, Baxter had been named in 227 lawsuits and 204 claims in the United States, Italy, Ireland, Taiwan, Japan and the Netherlands. The U.S.D.C. for the Northern District of Illinois has approved a settlement to all U.S. federal court factor concentrates cases. As of June 30, 2000, approximately 6,220 claimant groups had been found eligible to participate in the settlement, and approximately 300 claimants had opted out of the settlement. Approximately 6,182 of the claimant groups had received payments as of June 30, 2000 and payments are expected to continue through the third quarter of 2000 as releases are received from the remaining claimant groups. The Company also has been named in four purported class actions. None of these class actions has been certified for trial.

In Japan, Baxter is a defendant, along with the Japanese government and four other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of June 30, 2000, the cases involved 1,328 plaintiffs, of whom 1,319 have settled their claims.

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

As previously reported in the Company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the Company's Gammagard(R) IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard(R) IVIG. As of June 30, 2000, Baxter was a defendant in 37 lawsuits and 41 claims in the United States,

Denmark, France, Germany, Italy, Spain and the United Kingdom. Two suits currently pending in the United States have been filed as purported class actions but only one has been certified. In December 1999, the U.S.D.C. for the Central District of California granted preliminary approval to a proposed settlement of the class action agreed upon by plaintiffs' class counsel and Baxter that would provide financial compensation for U.S. individuals who used Gammagard(R) IVIG between January 1993 and February 1994.

Other
-----

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of June 30, 2000, the Company had been named as a defendant in 530 lawsuits, including the following purported class action: Swartz v. Baxter
                                                           ----------------
Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-
------------------------------
1997 C.D.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on May 2, 2000 for the purpose of electing directors, approving the incentive compensation program and the appointment of auditors, and voting on the other stockholder proposals listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Each of management's nominees for directors, as listed in the proxy statement, were elected with the number of votes set forth below.

--------------------------------------------------------------------------------
                                                      Number of Votes
                                            ------------------------------------
                                                                      Abstained/
                                             In Favor                  Withheld
                                            -----------               ----------
Walter E. Boomer                            231,090,818                1,877,673
John W. Colloton                            231,018,421                1,950,070
Susan Crown                                 231,086,763                1,881,728

The results of other matters voted upon at the annual meeting are as follows:

--------------------------------------------------------------------------------

                                                              Number of Votes
                                                   ------------------------------------
                                                    In Favor      Against    Abstained
                                                   -----------  -----------  ----------
Appointment of PricewaterhouseCoopers LLP          231,814,950      433,213     720,328
as independent accountants for the Company
for year 2000 was approved by a majority of
votes cast.

The Baxter International Inc. 2000                 210,391,709   21,064,007   1,512,775
Incentive Compensation Program was
approved by a majority of votes cast.

The stockholder proposal relating to                72,914,799  116,649,111  10,976,554
cumulative voting in the election of
directors did not pass.

The stockholder proposal relating to the           121,141,442   77,078,487   2,320,535
declassification of the Board of Directors
was approved by a majority of the votes cast.

The stockholder proposal relating to the           134,324,261   63,422,027   2,794,176
redemption of the stock purchase rights was
approved by a majority of the votes cast.

                                                              Number of Votes
                                                    ----------------------------------

                                                    In Favor      Against    Abstained
                                                    ----------  -----------  ----------
The stockholder proposal requesting Baxter to       28,878,186  159,940,623  11,721,655
prepare a report describing Baxter's actions to
ensure that it does not do business with foreign
suppliers who manufacture items for sale in the
United States using child labor did not pass.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on April 14, 2000, which reported under "Item 2 - Acquisition or Disposition of Assets" that, on March 31, 2000, Baxter International Inc. (Baxter) completed the distribution of Edwards Lifesciences Corporation common stock to shareholders of record of Baxter common stock on March 29, 2000. Edwards Lifesciences Corporation was formed initially as a wholly owned subsidiary of Baxter and is primarily comprised of the cardiovascular business previously conducted by Baxter.

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


                                   BAXTER INTERNATIONAL INC.
                                   ----------------------------------
                                          (Registrant)


Date: August 10, 2000              By: /S/ Brian P. Anderson
                                       ------------------------------
                                       Brian P. Anderson
                                       Senior Vice President and Chief
                                       Financial Officer
                                       (Chief Accounting Officer)

            EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

--------------------------------------------------------------------------------

Number    Description of Exhibit
------    ----------------------
12        Computation of Ratio of Earnings to Fixed Charges................

15        Letter Re Unaudited Interim Financial Information................

27        Financial Data Schedule - June 30, 2000..........................


          (All other exhibits have been omitted because they are not applicable or not required.)