Form 10-Q
period 2000-09-30
BAXTER INTERNATIONAL INC
filed 2000-11-14
CIK 10456

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         -------
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                          Yes    X          No_____
                               ------

  The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of November 3, 2000 the latest practicable date, was 294,142,946 shares.

                           BAXTER INTERNATIONAL INC.
                                   FORM 10-Q
               For the quarterly period ended September 30, 2000
                               TABLE OF CONTENTS

                                                                                       Page Number
                                                                                       -----------
Part I.   FINANCIAL INFORMATION
-------------------------------
Item 1.   Financial Statements
             Condensed Consolidated Statements of Income...........................              2
             Condensed Consolidated Balance Sheets.................................              3
             Condensed Consolidated Statements of Cash Flows.......................              4
             Notes to Condensed Consolidated Financial Statements..................              5
Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................             14
Review by Independent Public Accountants...........................................             23
Report of Independent Accountants..................................................             24
Part II.  OTHER INFORMATION
---------------------------
Item 1.   Legal Proceedings........................................................             25
Item 6.   Exhibits and Reports on Form 8-K.........................................             28
Signature..........................................................................             29
Exhibits...........................................................................             30

                        PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements

                  Baxter International Inc. and Subsidiaries
            Condensed Consolidated Statements of Income (unaudited)
                     (in millions, except per share data)

                                                                       Three months ended             Nine months ended
                                                                          September 30,                 September 30,
                                                                      2000            1999          2000             1999
                                                                     ----------------------        -----------------------
Operations
 Net sales                                                           $1,687          $1,589        $4,964           $4,611
 Costs and expenses
    Cost of goods sold                                                  925             876         2,768            2,583
    Marketing and administrative expenses                               328             328           979              951
    Research and development expenses                                    97              83           273              242
    In-process research and development and acquisition-
     related charges                                                     --              --           286               --
    Goodwill amortization                                                 9               4            20               13
--------------------------------------------------------------------------------------------------------------------------
 Operating income                                                       328             298           638              822
    Interest, net                                                        25              22            59               68
    Other expense (income)                                               (9)              9            (3)              15
--------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations before income taxes
  and cumulative effect of accounting change                            312             267           582              739
  Income tax expense                                                     81              70           114              191
--------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations before cumulative
  effect of accounting change                                           231             197           468              548
 Discontinued operation
  Income from discontinued operation, net of applicable
    income tax expense of $5 in 2000 and
    $4 and $14 in 1999                                                   --              13            14               47
  Costs associated with effecting the business distribution              --              --           (12)              --
--------------------------------------------------------------------------------------------------------------------------
 Total discontinued operation                                            --              13             2               47
--------------------------------------------------------------------------------------------------------------------------
 Income before cumulative effect of accounting
  change                                                                231             210           470              595
 Cumulative effect of accounting change, net of
  income tax benefit of $7                                               --              --            --              (27)
--------------------------------------------------------------------------------------------------------------------------
 Net income                                                          $  231          $  210        $  470           $  568
==========================================================================================================================

 Earnings per basic common share
  Continuing operations, before cumulative effect of
   accounting change                                                 $  .78          $  .67        $ 1.60           $ 1.89
  Discontinued operation                                                 --             .05           .01              .16
  Cumulative effect of accounting change                                 --              --            --             (.09)
--------------------------------------------------------------------------------------------------------------------------
  Net income                                                         $  .78          $  .72        $ 1.61           $ 1.96
==========================================================================================================================

 Earnings per diluted common share
  Continuing operations, before cumulative effect of
   accounting change                                                 $  .77          $  .67        $ 1.57           $ 1.86
  Discontinued operation                                                 --             .04           .01              .16
  Cumulative effect of accounting change                                 --              --            --             (.10)
--------------------------------------------------------------------------------------------------------------------------
  Net income                                                         $  .77          $  .71        $ 1.58           $ 1.92
==========================================================================================================================

 Weighted average number of common shares outstanding
  Basic                                                                 295             292           292              289
==========================================================================================================================
  Diluted                                                               302             297           298              295
==========================================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  Baxter International Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                         (in millions, except shares)

----------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,            December 31,
                                                                                         2000                     1999
                                                                                   (unaudited)
                                                                                --------------------------------------
Current assets     Cash and equivalents                                               $   568                  $   606
                   Accounts receivable                                                  1,446                    1,504
                   Notes and other current receivables                                    145                      148
                   Inventories                                                          1,257                    1,116
                   Short-term deferred income taxes                                       163                      216
                   Prepaid expenses                                                       246                      229
                   ---------------------------------------------------------------------------------------------------
                   Total current assets                                                 3,825                    3,819
----------------------------------------------------------------------------------------------------------------------
Property,          At cost                                                              4,854                    4,709
plant and          Accumulated depreciation and amortization                           (2,144)                  (2,059)
equipment          ---------------------------------------------------------------------------------------------------
                   Net property, plant and equipment                                    2,710                    2,650
----------------------------------------------------------------------------------------------------------------------
Other assets       Net assets of discontinued operation                                    --                    1,231
                   Goodwill and other intangibles                                       1,258                      921
                   Insurance receivables                                                  162                      301
                   Other                                                                  853                      722
                   ---------------------------------------------------------------------------------------------------
                   Total other assets                                                   2,273                    3,175
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 8,808                  $ 9,644
======================================================================================================================

Current            Short-term debt                                                    $   428                  $   125
liabilities        Current maturities of long-term debt and lease obligations              20                      130
                   Accounts payable and accrued liabilities                             1,358                    1,805
                   Income taxes payable                                                   640                      640
                   ---------------------------------------------------------------------------------------------------
                   Total current liabilities                                            2,446                    2,700
----------------------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                                    2,246                    2,601
----------------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                           371                      311
----------------------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                                          192                      273
----------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                               615                      411
----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
----------------------------------------------------------------------------------------------------------------------
Stockholders'      Common stock, $1 par value, authorized 350,000,000
equity               shares, issued 298,133,251 shares in 2000 and
                     294,363,251 shares in 1999                                           298                      294
                   Common stock in treasury, at cost, 4,396,657
                     shares in 2000 and 4,163,737 shares in 1999                         (316)                    (269)
                   Additional contributed capital                                       2,459                    2,282
                   Retained earnings                                                      923                    1,415
                   Accumulated other comprehensive expense                               (426)                    (374)
                   ---------------------------------------------------------------------------------------------------
                   Total stockholders' equity                                           2,938                    3,348
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                            $ 8,808                  $ 9,644
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

                  Baxter International Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (in millions)

------------------------------------------------------------------------------------------------------------------------
                                                                                         Nine months ended September 30,
(brackets denote cash outflows)                                                           2000                      1999
                                                                                       ---------------------------------
Cash flows         Income from continuing operations before cumulative
from                 effect of non-cash accounting change                              $   468                   $   548
operations         Adjustments
                     Depreciation and amortization                                         301                       279
                     Deferred income taxes                                                 (48)                       95
                     In-process research and development and acquisition-
                       related charges                                                     286                        --
                     Other                                                                  24                        30
                   Changes in balance sheet items
                     Accounts receivable                                                    31                       (85)
                     Inventories                                                          (174)                      (78)
                     Accounts payable and other accrued liabilities                       (359)                     (154)
                     Net litigation payments and other                                     (63)                     (228)
                   -----------------------------------------------------------------------------------------------------
                   Cash flows from continuing operations                                   466                       407
Cash flows relating to discontinued operation                                              (19)                       54
------------------------------------------------------------------------------------------------------------------------
Cash flows from operations                                                                 447                       461
------------------------------------------------------------------------------------------------------------------------
Cash flows         Capital expenditures                                                   (398)                     (394)
from investing     Acquisitions (net of cash received)
activities           and investments in affiliates                                        (321)                      (70)
                   Divestitures and other asset dispositions                               (34)                        5
                   -----------------------------------------------------------------------------------------------------
                   Cash flows from investing activities                                   (753)                     (459)
------------------------------------------------------------------------------------------------------------------------
Cash flows         Issuances of debt and lease obligations                                 863                       802
from financing     Redemptions of debt and lease obligations                            (1,088)                     (313)
activities         Increase (decrease) in debt with maturities
                     of three months or less, net                                          785                      (353)
                   Common stock cash dividends                                             (84)                     (254)
                   Stock issued under Shared Investment Plan                                --                       198
                   Stock issued under employee benefit plans                               194                       120
                   Purchases of treasury stock                                            (350)                      (71)
------------------------------------------------------------------------------------------------------------------------
                   Cash flows from financing activities                                    320                       129
------------------------------------------------------------------------------------------------------------------------
Effect of currency exchange rate changes on cash and equivalents                           (52)                      (15)
------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                                (38)                      116
Cash and equivalents at beginning of period                                                606                       709
------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                  $   568                   $   825
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

Comprehensive income
--------------------
Total comprehensive income was $223 million and $161 million for the three months ended September 30, 2000 and 1999, respectively, and was $418 million and $444 million for the nine months ended September 30, 2000 and 1999, respectively.

New accounting pronouncements
-----------------------------
In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was later amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (collectively, SFAS no. 133 or the Standard). The Standard requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivatives and whether they qualify for hedge accounting. The company plans to adopt the new Standard on January 1, 2001. Adoption of the Standard will be recorded as a cumulative effect of a change in accounting principle and will not result in restatement of previously issued financial statements. The company is in the process of assessing the impact of adoption on its consolidated financial statements. There are certain issues that still need to be resolved by the Derivatives Implementation Group and the Financial Accounting Standards Board that may affect the company. In addition, since the impact of adoption of the Standard is dependent on future market rates and future derivative actions prior to year-end, the impact of adoption is not fully determinable at this time.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which was later amended by SAB No. 101A and SAB No. 101B. These SABs, which provide guidance on the recognition, presentation and disclosure of revenue in financial statements, are effective in the fourth quarter of 2000 and are not expected to have a material impact on the company's consolidated financial statements.

In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." " The consensus provides specific guidance regarding when a contract indexed to a company's own stock must be classified in stockholders' equity versus classified as an asset or liability. Any new contracts entered into after the date of consensus must comply with the consensus, and any contracts outstanding as of the September 2000 consensus date are grand fathered until June 2001 before compliance is required. Management anticipates that compliance with the consensus will not have a material impact on the company's consolidated financial statements.

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

-----------------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended                    Nine months ended
                                                                           September 30,                        September 30,
(in millions)                                                         2000          1999                    2000         1999
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                               --         $ 217                    $ 252       $ 673
Net income                                                              --         $  13                    $  14       $  47
-----------------------------------------------------------------------------------------------------------------------------

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

The cardiovascular business in Japan was not transferred to Edwards at the time of distribution due to Japanese regulatory requirements and business culture considerations. The business is operated pursuant to a contractual joint venture under which a Japanese subsidiary of Baxter retains ownership of the business assets, but a subsidiary of Edwards holds a 90 percent profit interest. Edwards has an option to purchase the Japanese assets, which option may be exercised no earlier than 28 months following the spin-off date and no later than 60 months following the spin-off date. The exercise price of the option is approximately $245 million, of which Edwards would obtain approximately $216 million upon termination of the joint venture for the return of its fair value in the joint venture at inception. Included in Baxter's condensed consolidated balance sheet at September 30, 2000 is a $216 million liability relating to this contractual joint venture, which was established in connection with the accounting for the spin-off of Edwards.

3.    INVENTORIES
-----------------

Inventories consisted of the following:

                                                                                 September 30,                   December 31,
(in millions)                                                                             2000                           1999
-----------------------------------------------------------------------------------------------------------------------------
Raw materials                                                                           $  295                         $  251
Work in process                                                                            193                            193
Finished products                                                                          769                            672
-----------------------------------------------------------------------------------------------------------------------------
Total inventories                                                                       $1,257                         $1,116
=============================================================================================================================

4.    INTEREST, NET
-------------------

Net interest expense consisted of the following:

-------------------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended                       Nine months ended
                                                                          September 30,                           September 30,
(in millions)                                                        2000          1999                       2000         1999
-------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                    $  35        $   36                     $   96       $  116
Interest income                                                       (10)           (9)                       (30)         (23)
-------------------------------------------------------------------------------------------------------------------------------
Interest expense, net                                               $  25        $   27                     $   66       $   93
===============================================================================================================================

Allocated to continuing operations                                  $  25        $   22                     $   59       $   68
===============================================================================================================================
Allocated to discontinued operation                                 $  --        $    5                     $    7       $   25
===============================================================================================================================

The allocation of interest to continuing operations and the discontinued operation was based on estimated relative net assets of these operations.

5.   EARNINGS PER SHARE
-----------------------

The numerator for both basic and diluted earnings per share (EPS) is net earnings available to common shareholders. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The following is a reconciliation of the shares (denominator) of the basic and diluted per-share computations:

------------------------------------------------------------------------------------------------------------------------
                                                                    Three months ended                 Nine months ended
                                                                         September 30,                     September 30,
(in millions)                                                       2000          1999                 2000         1999
------------------------------------------------------------------------------------------------------------------------
Basic EPS shares                                                     295           292                  292          289
------------------------------------------------------------------------------------------------------------------------
Effect of dilutive securities
   Employee stock options                                              7             4                    5            5
   Employee stock purchase plans and equity
      forward agreements                                              --             1                    1            1
------------------------------------------------------------------------------------------------------------------------
Diluted EPS shares                                                   302           297                  298          295
========================================================================================================================

6.   COMMON STOCK
-----------------

Equity forward agreements
-------------------------
In order to partially offset the effect of stock issuances pertaining to employee stock option plans, the company has entered into forward agreements with independent third parties related to the company's common stock. The forward agreements require the company to purchase its common stock from the counterparties on specified future dates and at specified prices. The company can, at its option, require settlement of the agreements with shares of its common stock or, in some cases, cash, in lieu of physical settlement. The company may, at its option, terminate and settle these agreements early at any time before maturity. Any income or expense resulting from these agreements is reflected as an adjustment to compensation expense. At September 30, 2000, agreements related to approximately 2.5 million shares mature in 2001 at exercise prices ranging from $57 to $58 per share and agreements related to approximately 3.7 million shares mature in 2002 at exercise prices ranging from $70 to $78 per share.

Equity collar agreements
-------------------------
In connection with the company's stock repurchase program, during the first quarter of 2000 the company issued put options and purchased call options on shares of its common stock. The put options give the purchaser the right to sell Baxter International Inc. common stock to the company at contractually specified prices. The call options give the company the right to purchase Baxter International Inc. common stock at contractually specified prices. The agreements were executed with independent third parties, and the cost of the call options was offset by the premium from the put options. The company can, at its option, require settlement of the agreements with shares of its common stock or, in some cases, cash, in lieu of physical settlement. The company may, at its option, terminate and settle these agreements at any time before maturity. In conjunction with its stock repurchase program, the company terminated certain of these contracts during the third quarter of 2000. At September 30, 2000, put options for approximately 1.9 million shares of common stock and call options for approximately 1.2 million shares of common stock were outstanding. The exercise prices of the outstanding put options range from $56 to $59 per share and the exercise prices of the outstanding call options range from $62 to $63 per share. The contracts mature in 2000 and 2001.

7.   ACQUISITIONS
-----------------

Acquisitions during the nine months ended September 30, 2000 and 1999 were accounted for under the purchase method. Results of operations of acquired companies are included in the company's results of operations as of the respective acquisition dates. The purchase price of each acquisition was allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net tangible assets, identifiable intangible assets and liabilities acquired was allocated to goodwill. As further discussed below, a portion of the purchase price for certain acquisitions was allocated to in-process research and development (IPR&D) which, under GAAP, was immediately expensed.

In the second quarter of 2000, the company recorded a $286 million charge for IPR&D and acquisition-related costs. This charge principally consisted of $250 million for IPR&D related to the June 2000 acquisition of North American Vaccine, Inc., which is further discussed below. The remaining portion of the charge related to insignificant IPR&D charges pertaining to three other acquisitions as well as certain charges associated with the I.V. Systems/Medical Products segment's acquisition of certain assets of Sabratek Corporation.

North American Vaccine, Inc.
----------------------------
In June 2000, the company acquired North American Vaccine, Inc. (NAV) for approximately $312 million, plus assumed debt and acquisition-related tax payments. NAV was engaged in the research, development, production and sales of vaccines for the prevention of human infectious diseases. The purchase price was principally paid in 3,770,000 shares of Baxter International Inc. common stock. Approximately $250 million, $255 million and $7 million of the purchase price was allocated to IPR&D, goodwill and other intangible assets, respectively. Goodwill and other intangible assets are being amortized on a straight-line basis over 20 years and 10 years, respectively.

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

        (in millions)
        -----------------------------------------------------
        Streptococcal B                               $ 59
        Pneumococcal                                    57
        Meningococcal B/C/Y                             51
        Meningococcal C                                 34
        DTaP-IPV-conjugate Hib                          32
        Other                                           17
        -----------------------------------------------------
         Total                                        $250
        -----------------------------------------------------

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

Althin Medical A.B.
-------------------
In March 2000, the company acquired Althin Medical A.B. (Althin), a manufacturer of hemodialysis products, for approximately $86 million, plus assumed debt of approximately $48 million. Approximately $54 million of the purchase price was paid in cash and approximately $32 million was paid in approximately 592,000 shares of Baxter International Inc. common stock. Approximately $59 million and $27 million of the purchase price was allocated to goodwill and other intangibles, respectively. Goodwill and other intangible assets are being amortized on a straight-line basis over 40 years and 10 years, respectively.

Pro forma information
---------------------
The following unaudited pro forma information presents a summary of the company's consolidated results of operations as if acquisitions during the period had taken place as of the beginning of the fiscal year:

-----------------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended                    Nine months ended
                                                                           September 30,                        September 30,
(in millions, except per share data)                                  2000          1999                    2000         1999
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $1,688        $1,621                  $4,986       $4,703
Income from continuing operations before cumulative
   effect of accounting change                                      $  231        $  184                  $  441       $  507
Earnings per diluted common share                                   $ 0.77        $ 0.61                  $ 1.47       $ 1.69
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

Acquisition reserves
--------------------
Based on plans formulated at acquisition date, as part of the allocation of purchase price, reserves have been established for certain acquisitions.
Actions executed to date and anticipated in the future with respect to these acquisitions are substantially consistent with the original plans. During the third quarter of 2000, approximately $2 million of reserves were utilized, all of which related to the acquisition of Immuno International AG (Immuno). During the nine months ended September 30, 2000, approximately $17 million of reserves were utilized, of which approximately $15 million related to the acquisition of Immuno, and approximately $2 million related to the acquisition of Bieffe Medital S.p.A. Management expects the plans to be substantially complete in accordance with the originally established timetables. Management believes remaining reserves are adequate to complete the actions contemplated by the plans.

8.   LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES
-----------------------------------------------------

Refer to "Part II - Item 1.  Legal Proceedings" below.

9.   SEGMENT INFORMATION
------------------------

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

Financial information for the company's segments for the three and nine months ended September 30 is as follows:

                           I.V. Systems/
                                 Medical
                                Products   BioScience    Renal    Other    Total
--------------------------------------------------------------------------------

For the three months ended
-------------- -----------
September 30,
-------------

2000
----
Net sales                         $  682       $  546   $  459       --   $1,687
Pretax income                        108          114       74   $   16      312

1999
----
Net sales                            651          523      415       --    1,589
Pretax income                        102          100       67       (2)     267

For the nine months ended
-------------------------
September 30,
-------------

2000
----
Net sales                         $1,969       $1,663   $1,332       --   $4,964
Pretax income                        291          358      230    ($297)     582

1999
----
Net sales                          1,805        1,578    1,228       --    4,611
Pretax income                        265          303      216      (45)     739
--------------------------------------------------------------------------------

The following are reconciliations of total segment amounts to amounts per the condensed consolidated financial statements:

                                                                   Three months
                                                            ended September 30,
                                                          ----------------------
                                                                   2000    1999
--------------------------------------------------------------------------------
Pretax income
-------------
Total pretax income from segments                                 $ 296   $ 269
Unallocated amounts
  Interest expense, net                                             (25)    (22)
  Other Corporate items                                              41      20
  -----------------------------------------------------------------------------
Income from continuing operations before income
  taxes                                                           $ 312   $ 267
-------------------------------------------------------------------------------

                                                                    Nine months
                                                            ended September 30,
                                                           --------------------
                                                                   2000    1999
--------------------------------------------------------------------------------
Pretax income
-------------
Total pretax income from segments                                 $ 879   $ 784
Unallocated amounts
  Interest expense, net                                             (59)    (68)
  In-process research and development and acquisition-
     related charges                                               (286)     --
  Other Corporate items                                              48      23
--------------------------------------------------------------------------------
Income from continuing operations before income
  taxes and cumulative effect of accounting change                $ 582   $ 739
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------------------------------------------
                                                                      RESULTS THROUGH
         FULL YEAR 2000 OBJECTIVES                                  SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------------------------------
 .  Increase net sales approximately 10               .  Net sales during the nine months ended
   percent.                                             September 30, 2000 increased eight percent.
                                                        Excluding the effects of changes in currency
                                                        exchange rates, net sales increased 11 percent.
--------------------------------------------------------------------------------------------------------------------

 .  Grow net earnings in the mid-teens.               .  Net earnings from continuing operations increased
                                                        18 percent for the first nine months of the year,
                                                        excluding the in-process research and development
                                                        (IPR&D) and acquisition-related charges.
--------------------------------------------------------------------------------------------------------------------

 .  Generate $500 million in operational cash         .  The company had operational cash flow of $75
   flow, after investing approximately $1               million during the nine months ended September 30,
   billion in capital improvements and                  2000.  The total of capital expenditures and research
   research and development.                            and development expenses (excluding the IPR&D charge)
                                                        for the nine months ended September 30, 2000 was $671
                                                        million.
--------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

The following management discussion and analysis pertains to continuing operations, unless otherwise noted.

NET SALES TRENDS

----------------------------------------------------------------------------------------------------------------------------
                                       Three months ended                                   Nine months ended
                                            September 30,           Percent                     September 30,      Percent
(in millions)                          2000          1999          increase                 2000         1999     increase
----------------------------------------------------------------------------------------------------------------------------
International                        $  911        $  846                8%               $2,700       $2,509           8%
United States                           776           743                4%                2,264        2,102           8%
----------------------------------------------------------------------------------------------------------------------------
Total net sales                      $1,687        $1,589                6%               $4,964       $4,611           8%
============================================================================================================================

Excluding the effect of fluctuations in currency exchange rates, which impacted sales growth unfavorably for all three segments, total net sales growth was 10 percent and 11 percent for the three months and nine months ended September 30, 2000, respectively. The United States dollar strengthened principally relative to the Euro, partially offset by a weakened position relative to the Japanese Yen. Refer to Note 9 to the Condensed Consolidated Financial Statements for a summary of net sales by segment.

I.V. Systems/Medical Products
The I.V. Systems/Medical Products segment generated five percent and nine percent sales growth during the three months and nine months ended September 30, 2000, respectively. Excluding the impact of fluctuations in currency exchange rates, sales growth was eight percent and 12 percent for the quarter and year-to-date period, respectively, with sales growth strongest in the international market. Of the constant-currency sales growth, approximately two points of growth for both the quarter and year-to-date period was generated by recent acquisitions, principally the September 1999 acquisition of a nutrition and fluid therapy business in Europe. Approximately three points and five points of growth in the quarter and nine-month period, respectively, were generated from the anesthesia business, with a significant portion of such growth driven by the segment's late-1999 exclusive agreement to sell the first generic formulation of Propofol approved by the United States Food and Drug Administration. Propofol is an intravenous drug used for the induction or maintenance of anesthesia in surgery, and as a sedative in monitored anesthesia care. A significant portion of the remaining sales growth was due to increased sales of Colleague(R) electronic infusion pumps and intravenous fluids and administration sets used with electronic infusion pumps.

BioScience
Sales in the BioScience segment increased four percent and five percent for the three- and nine-month periods ended September 30, 2000, respectively. Excluding the impact of fluctuations in currency exchange rates, sales growth was nine percent and 10 percent for the quarter and year-to-date period, respectively, with especially strong sales growth in the international market. Of the constant-currency sales growth, approximately five points of growth in both the quarter and year-to-date period was due to increased sales of plasma-derived products, primarily as a result of strong sales growth of Gammagard(R) S/D IGIV and improved product supply. Sales of recombinant products decreased the segment's constant-currency growth rate by approximately three points during the quarter and increased the growth rate slightly for the year-to-date period. The decline in the quarter, which was principally due to supply constraints, is not expected to continue in the fourth quarter due to the company's increase in manufacturing capacity that occurred early in the fourth quarter. In addition, sales growth for recombinant products was only modest for the year-to-date period due to the unusually strong sales in early 1999 resulting from an increase in manufacturing capacity occurring in late 1998. Sales in the blood-collection and processing businesses also grew during the quarter and year-to-date period principally due to an increase in sales of products that provide for leukoreduction, which is the removal of white blood cells from blood products used for transfusion. The June 2000 acquisition of North American Vaccine, Inc. (NAV), which was engaged in the research, development, production and sale of vaccines for the prevention of human infectious diseases, contributed approximately five points and two points to the segment's sales growth rate for the quarter and year-to-date period, respectively.

Renal
The Renal segment generated sales growth of 11 percent and nine percent during the three-month period and nine-month period ended September 30, 2000, respectively, due principally to growth in the international market. Excluding the impact of fluctuations in currency exchange rates, sales growth was 14 percent and 12 percent for the quarter and year-to-date period, respectively. During the first quarter of 2000, the company acquired Althin Medical A.B., a manufacturer of hemodialysis products. Sales related to this acquisition contributed approximately five points and four points to the segment's growth rate for the quarter and nine-month period, respectively. The Renal Therapy Services business, which operates dialysis clinics in partnership with local physicians in international markets, and the Renal Management Services business, which is a renal-disease management organization, together generated low single digit percentage sales growth for both the quarter and year-to-date period. The remaining sales growth in the Renal segment was driven principally by continued penetration of products for peritoneal dialysis, particularly in Latin America and Asia.

The following table shows key ratios of certain income statement items as a percent of sales:

GROSS MARGIN AND EXPENSE RATIOS

----------------------------------------------------------------------------------------------------------------
                                Three months ended                            Nine months ended
                                     September 30,        Increase                September 30,        Increase
                                 2000         1999       (decrease)             2000       1999       (decrease)
----------------------------------------------------------------------------------------------------------------
Gross profit margin             45.2%        44.9%          .3 pts             44.2%      44.0%          .2 pts
Marketing and
 administrative expenses        19.4%        20.6%        (1.2 pts)            19.7%      20.6%         (.9 pts)
----------------------------------------------------------------------------------------------------------------

The change in the gross profit margin for both the quarter and year-to-date period was partly due to changes in the products and services mix. The reduction in the expense ratio was due to a number of factors. The company has been making significant investments in order to attract and retain a highly talented workforce. Such investments include increased cash compensation as well as increased long-term Baxter stock incentives. The effect of these strategic investments was more than offset by the company's aggressive management of expenses, leveraging of recent acquisitions, improved pension plan asset returns and hedging activities relating to certain employee stock plans. In addition, various recently implemented e-business initiatives have resulted in significant efficiencies and cost savings to the company, which has contributed to an improved gross margin and expense ratio, and have allowed management to redeploy valuable resources within the company. The above-mentioned hedging activities increased the gross profit margin by approximately
 .6 points and .2 points, and decreased the expense ratio by approximately 1.1 points and .5 points for the quarter and year-to-date period, respectively. The gross profit margin and expense ratio are expected to remain at approximately the third quarter level for the remainder of the year and next year as management continues to make strategic investments while closely managing costs.

RESEARCH AND DEVELOPMENT

-----------------------------------------------------------------------------------------------------
                                 Three months ended                    Nine months ended
                                      September 30,       Percent          September 30,      Percent
(in millions)                      2000        1999      increase        2000       1999     increase
-----------------------------------------------------------------------------------------------------
Research and
 development expenses             $  97       $  83           17%       $ 273      $ 242          13%
As a percent of sales                 6%          5%                        5%         5%
-----------------------------------------------------------------------------------------------------

Research and development (R&D) expenses above exclude the IPR&D charge recorded in the second quarter of 2000, which is further discussed below. The increase in R&D expenses during the third quarter and year-to-date period of 2000 was primarily due to increased spending in the BioScience business, principally relating to the next-generation recombinant product, initiatives in the wound management and plasma-based products areas, and the June 2000 acquisition of NAV.

The $286 million charge for IPR&D and acquisition-related costs during the nine months ended September 30, 2000 principally related to the June 2000 acquisition of NAV and is discussed further in Note 7 to the Condensed Consolidated Financial Statements. The remaining portion of the charge for IPR&D and acquisition-related costs related to insignificant IPR&D charges pertaining to three other acquisitions as well as certain charges associated with the I.V. Systems/Medical Products segment's acquisition of certain assets of Sabratek Corporation.

OTHER INCOME AND EXPENSE

Net interest expense increased for the three months ended September 30, 2000 as compared to the prior year period principally due to increased interest rates in the United States and Europe, partially offset by the impact of lower average debt levels. For the nine months ended September 30, 2000, these factors were more than offset by the impact of a greater mix of foreign currency denominated debt, which bears a lower average interest rate. The increase in other income for the third quarter and year-to-date period was primarily due to net gains relating to foreign currency hedging transactions.

PRETAX INCOME

Refer to Note 9 to the Condensed Consolidated Financial Statements for a summary of financial results by segment. The following is a summary of the significant factors impacting the segments' financial results.

I.V. Systems/Medical Products
Pretax income increased six percent and 10 percent for the three months and nine months ended September 30, 2000, respectively. Partially offset by the unfavorable impact of fluctuations in currency exchange rates, increased raw material costs, increased pump service costs and increased R&D expenses, the growth in profitability was primarily a result of strong sales, and the leveraging and close management of marketing and administrative expenses in conjunction with recent acquisitions, particularly in the year-to-date period.

BioScience
Pretax income growth for the BioScience segment was 14 percent and 18 percent for the quarter and year-to-date period ended September 30, 2000, respectively. Partially offset by the unfavorable impact of fluctuations in currency exchange rates and significantly increased R&D expenditures, this growth was driven by strong sales, improved manufacturing efficiencies, and the leveraging and close management of marketing and administrative expenses.

Renal
Pretax income increased 10 percent and six percent for the third quarter and year-to-date period of 2000, respectively. The increase in pretax income was principally due to strong sales, particularly during the third quarter, partially offset by a less favorable mix of sales and services, higher R&D costs, unfavorable fluctuations in currency exchange rates, and sales and marketing investments in the business.

INCOME TAXES FROM CONTINUING OPERATIONS

Excluding the charge for IPR&D and acquisition-related costs, the effective income tax rate for continuing operations was approximately 26 percent for the third quarter and year-to-date period of both 2000 and 1999. Management expects the effective tax rate to remain at approximately the same level for the rest of the year.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flows from continuing operations per the company's Condensed Consolidated Statements of Cash Flows increased for the nine months ended September 30, 2000. Cash flows from continuing operations increased as a result of higher earnings (before non-cash items), decreased cash payments pertaining to the company's litigation partially offset by decreased related insurance collections, and a decrease in the accounts receivable balance, which was partially due to sales of certain receivables during the period. These increases in cash flows from continuing operations were partially offset primarily by the effect of a higher increase in inventory levels and a larger decrease in the liabilities balance.

Cash flows related to the discontinued operation decreased for the year-to-date period ended September 30, 2000. The decrease principally related to the effect of the spin-off of Edwards on March 31, 2000, as well as lower earnings, as discussed above.

Cash outflows from investing activities increased for the nine months ended September 30, 2000. Capital expenditures were slightly higher for the nine months ended September 30, 2000 as compared to the prior year period. This increase principally reflects higher investments in the BioScience segment, particularly relating to expansions in manufacturing capacity for vaccines, plasma-based and recombinant products, partially offset by the impact of higher than usual capital spending associated with information technology system replacements and upgrades in the prior year period. Net cash outflows relating to acquisitions increased during the first nine months of 2000. In 2000, net cash outflows relating to acquisitions included approximately $54 million related to the Renal segment's acquisition of Althin Medical A.B. and approximately $48 million related to the BioScience segment's acquisition of NAV. A portion of the purchase price for each of these acquisitions was paid in Baxter International Inc. common stock. Refer to Note 7 to the Condensed Consolidated Financial Statements for further information. Approximately $148 million of the company's acquisitions and investments for the nine months ended September 30, 2000 related to several acquisitions and investments in the I.V. Systems/Medical Products segment. Such total primarily related to the January 2000 acquisition of certain assets of Sabratek Corporation, which expands the segment's offering of infusion products to alternate site customers, and a contingent purchase price payment associated with the 1999 acquisition of the Pharmaceutical Products Division of The BOC Group's Ohmeda healthcare business. In addition, the company made certain other minor acquisitions and investments in the current year across the various businesses and product lines. During the nine months ended September 30, 1999, approximately $32 million of the total net cash flows used for acquisitions related to a contingent purchase price payment pertaining to the 1997 acquisition of Immuno International AG. Approximately $14 million of the 1999 total related to acquisitions of dialysis centers in international markets and approximately $12 million related to a minority investment. The cash flows relating to divestitures and other asset dispositions principally related to the spin-off of Edwards on March 31, 2000.

Cash flows from financing activities increased for the nine months ended September 30, 2000. Cash outflows relating to common stock dividends decreased due to the company's change from a quarterly to an annual dividend payout schedule effective at the beginning of the year. Cash received for stock issued under employee benefit plans increased principally due to required exercises of stock options by employees transferring to Edwards as a result of the March 31, 2000 spin-off of that business, as well as to increased employee stock purchases as a result of a one-time modification to one of the company's employee stock plans. Cash outflows relating to purchases of treasury stock increased as more shares were purchased during 2000 at a higher average market price. During the nine-month period ended September 30, 1999, the company received $198 million in connection with a Shared Investment Plan, whereby Baxter managers voluntarily purchased approximately 3.1 million shares of the company's common stock. In addition, cash flows from financing activities increased during the period as the total net cash used in operations and investing activities increased during the first nine months of 2000 as compared to the corresponding prior year period. The company's net-debt-to-capital ratio was 42.0 percent and 40.2 percent at September 30, 2000 and December 31, 1999, respectively.

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

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to operational cash flow provided by continuing operations:

-----------------------------------------------------------------------------------------------------------------------
                                                                                        Nine months ended September 30,
(in millions)                                                                            2000                      1999
-----------------------------------------------------------------------------------------------------------------------
Cash flows from continuing operations per the company's
   Condensed Consolidated Statements of Cash Flows                                      $ 466                     $ 407
Capital expenditures                                                                     (398)                     (394)
Net interest after tax                                                                     35                        38
Other, including mammary implant litigation                                               (28)                      138
-----------------------------------------------------------------------------------------------------------------------
Operational cash flow - continuing operations                                           $  75                     $ 189
=======================================================================================================================

As authorized by the board of directors, the company repurchases its stock to optimize its capital structure depending upon its operational cash flows, net debt level and current market conditions. In November 1995, the board of directors authorized the repurchase of up to $500 million over a period of several years. This program was completed during the first quarter of 2000. In November 1999, the board of directors authorized the repurchase of an additional $500 million of stock. The company also began repurchasing under the new program in 2000, with a total of $350 million of common stock repurchased under the two programs during the nine months ended September 30, 2000.

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

NEW ACCOUNTING STANDARDS
------------------------

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was later amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (collectively, SFAS no. 133 or the Standard). The Standard requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivatives and whether they qualify for hedge accounting.
The company plans to adopt the new Standard on January 1, 2001. Adoption of the Standard will be recorded as a cumulative effect of a change in accounting principle and will not result in restatement of previously issued financial statements. The company is in the process of assessing the impact of adoption on its consolidated financial statements. There are certain issues that still need to be resolved by the Derivatives Implementation Group and the Financial Accounting Standards Board that may affect the company. In addition, since the impact of adoption of the Standard is dependent on future market rates and future derivative actions prior to year-end, the impact of adoption is not fully determinable at this time.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which was later amended by SAB No. 101A and SAB No. 101B. These SABs, which provide guidance on the recognition, presentation and disclosure of revenue in financial statements, are effective in the fourth quarter of 2000 and are not expected to have a material impact on the company's consolidated financial statements.

In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The consensus provides specific guidance regarding when a contract indexed to a company's own stock must be classified in stockholders' equity versus classified as an asset or liability. Any new contracts entered into after the date of consensus must comply with the consensus, and any contracts outstanding as of the September 2000 consensus date are grand fathered until June 2001 before compliance is required. Management anticipates that compliance with the consensus will not have a material impact on the company's consolidated financial statements.

Review by Independent Public Accountants
----------------------------------------

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2000 and 1999 have been performed by PricewaterhouseCoopers LLP, the company's independent public accountants. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                       Report of Independent Accountants
                       ---------------------------------




To the Board of Directors and Stockholders of Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2000 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999, and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. This interim financial information is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated February 16, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP
Chicago, Illinois
November 8, 2000

                          PART II.  OTHER INFORMATION
                  Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

Baxter International Inc. (Baxter or the company) and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the company or by companies that were acquired by the company. The most significant of these are reported in the company's Annual Report on Form 10-K for the year ended December 31, 1999, and material developments in such matters for the quarter ended September 30, 2000 are described below. Upon resolution of any such matters, Baxter may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the company's net income and net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Baxter's consolidated financial position.

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

As of September 30, 2000, Baxter, together with certain of its subsidiaries, had been named as a defendant or co-defendant in 722 lawsuits and 327 claims relating to mammary implants, brought by approximately 1,861 plaintiffs, of which 1,404 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, 260 currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately 149 of the pending lawsuits against the Company. Additionally, 1,053 plaintiffs have opted out of the Revised Settlement (representing approximately 519 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the Company. As of September 30, 2000, 467 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the third quarter of 2000, Baxter obtained dismissals, or agreements for dismissals, with respect to 410 plaintiffs.

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

As of September 30, 2000, Baxter had been named in 198 lawsuits and 203 claims in the United States, Italy, Ireland, Taiwan, Japan and the Netherlands. The U.S.D.C. for the Northern District of Illinois has approved a settlement to all U.S. federal court factor concentrates cases. As of September 30, 2000, approximately 6,220 claimant groups had been found eligible to participate in the settlement, and approximately 300 claimants had opted out of the settlement. Approximately 6,200 of the claimant groups had received payments as of September 30, 2000 and payments are expected to continue through the end of 2000 as releases are received from the remaining claimant groups. The company also has been named in four purported class actions. None of these class actions has been certified for trial.

In Japan, Baxter is a defendant, along with the Japanese government and four other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of September 30, 2000, the cases involved 1,335 plaintiffs, of whom 1,324 have settled their claims.

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

As previously reported in the company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the Company's Gammagard(R) IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard(R) IVIG. As of September 30, 2000, Baxter was a defendant in 36 lawsuits and 42 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. Two suits currently pending in the United States have been filed as purported class actions but only one has been certified. In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action agreed upon by plaintiffs' class counsel and Baxter that would provide financial compensation for U.S. individuals who used Gammagard(R) IVIG between January 1993 and February 1994.

Other
-----
As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of September 30, 2000, the company had been named as a defendant in 547 lawsuits, including the following purported class action: Swartz v. Baxter
                                                               ----------------
Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-
------------------------------
1997 C.D.

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


                                       BAXTER INTERNATIONAL INC.
                                       -------------------------
                                              (Registrant)


Date: November 10, 2000                By:  /S/ Brian P. Anderson
                                            ------------------------
                                            Brian P. Anderson
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (Chief Accounting Officer)

            EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

--------------------------------------------------------------------------------

Number    Description of Exhibit
------    ----------------------

12        Computation of Ratio of Earnings to Fixed Charges....................

15        Letter Re Unaudited Interim Financial Information....................

27        Financial Data Schedule - September 30, 2000.........................


          (All other exhibits have been omitted because they are not applicable or not required.)