Form 10-K
period 2000-12-31
BAXTER INTERNATIONAL INC
filed 2001-03-14
CIK 10456

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 for the fiscal year ended December 31, 2000
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 for the transition period from to
                         Commission file number 1-4448

-------------------------------------------------------------------------------
                            Baxter International Inc.
-------------------------------------------------------------------------------
                   (Exact Name of Registrant in Its Charter)
                     Delaware                               36-0781620
--------------------------------------------------  --------------------------
 (State or Other Jurisdiction of Incorporation or        (I.R.S. Employer
                  Organization)                        Identification No.)

     One Baxter Parkway, Deerfield, Illinois                  60015
--------------------------------------------------  --------------------------
     (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code         847.948.2000
                                                    --------------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
                                                      on which registered
                                                      New York Stock Exchange,
Title of each class                                   Inc.
Common stock, $1 par value                            Chicago Stock Exchange,
                                                      Inc.
                                                      Pacific Exchange, Inc.
Preferred Stock Purchase Rights                       New York Stock Exchange,
(currently traded with common stock)                  Inc.
                                                      Chicago Stock Exchange,
                                                      Inc.
                                                      Pacific Exchange, Inc.

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

                                 Yes  X     No
                                     ---       ---
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting common equity held by non-affiliates of the registrant (based on the per share closing sale price of $92.61 on February 28, 2001, and for the purpose of this computation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $27.3 billion. There is no non-voting common equity held by non-affiliates of the registrant.

   The number of shares of the registrant's common stock, $1 par value, outstanding as of February 28, 2001, was 295,263,214.

                      Documents Incorporated By Reference

   Those sections or portions of the registrant's annual report to stockholders for fiscal year ended December 31, 2000 and of the registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on May 1, 2001, described in the cross reference sheet and table of contents attached hereto are incorporated by reference in this report.
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                             CROSS REFERENCE SHEET
                                      and
                               TABLE OF CONTENTS

-------------------------------------------------------------------------------

                                                                  Page Number or
                                                                   (Reference)
                                                                       (1)
                                                                  --------------
 Item 1.  Business
          (a) General Development of Business..................         1(2)
          (b) Financial Information about Segments.............         1(3)
          (c) Narrative Description of Business................         1(4)
          (d) Financial Information about Foreign and Domestic
              Operations and Export Sales......................         7(5)
 Item 2.  Properties...........................................            8
 Item 3.  Legal Proceedings....................................            8
 Item 4.  Submission of Matters to a Vote of Security Holders..           11
 Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters.................................        12(6)
 Item 6.  Selected Financial Data..............................        12(7)
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................        12(8)
 Item 7A. Quantitative and Qualitative Disclosures about Market
           Risk................................................        12(9)
 Item 8.  Financial Statements and Supplementary Data..........       12(10)
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.................           12
 Item 10. Directors and Executive Officers of the Registrant...           13
          (a) Identification of Directors......................       13(11)
          (b) Identification of Executive Officers.............           13
          (c) Compliance with Section 16(a) of the Securities
              Exchange Act of 1934.............................       14(12)
 Item 11. Executive Compensation...............................       15(13)
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management..........................................       15(14)
 Item 13. Certain Relationships and Related Transactions.......           15
 Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.........................................           15
          (a) Financial Statements.............................           15
          (b) Reports on Form 8-K..............................           15
          (c) Exhibits.........................................           15

 (1) Information incorporated by reference to Baxter's Annual Report to Stockholders for the year ended December 31, 2000 (Annual Report) and Baxter's proxy statement for use in connection with its annual meeting of stockholders to be held May 1, 2001 (Proxy Statement).
 (2) Annual Report, pages 35-37, section entitled "Notes to Consolidated Financial Statements--Acquisitions and Divestitures."
 (3) Annual Report, pages 46-47, section entitled "Notes to Consolidated Financial Statements--Segment Information."
 (4) Annual Report, pages 19-27, section entitled "Management's Discussion and Analysis" and pages 46-47, section entitled "Notes to Consolidated Financial Statements--Segment Information."
 (5) Annual Report, pages 46-47, section entitled "Notes to Consolidated Financial Statements--Segment Information."
 (6) Annual Report, page 48, section entitled "Notes to Consolidated Financial Statements--Quarterly Financial Results and Market for the Company's Stock (Unaudited)."
 (7) Annual Report, inside back cover, section entitled "Five-Year Summary of Selected Financial Data."
 (8) Annual Report, pages 19-27, section entitled "Management's Discussion and Analysis."
 (9) Annual Report, page 26, section entitled "Financial Instrument Market
     Risk."
(10) Annual Report, pages 28-48, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity and Comprehensive Income" and "Notes to Consolidated Financial Statements."
(11) Proxy Statement, page 12, section entitled "Board of Directors--Director Biographies."
(12) Proxy Statement, page 29, section entitled "Section 16(2) Beneficial Ownership Reporting Compliance."
(13) Proxy Statement, pages 16-17, section entitled "Board of Directors-- Compensation of Directors" and pages 23-27 section entitled "Executive Compensation."
(14) Proxy Statement, pages 28-29, section entitled "Ownership of Baxter
     Stock."

--------------------------------------------------------------------------------

                                 [LOGO] BAXTER

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

   Baxter engages in the worldwide development, manufacture and distribution of a diversified line of products, systems and services used primarily in the health care field. We manufacture products in 27 countries and sell them in over 100 countries. Health care is concerned with the preservation of health and with the diagnosis, cure, mitigation and treatment of disease and body defects and deficiencies. Our products are used by hospitals, clinical and medical research laboratories, blood and blood dialysis centers, rehabilitation centers, nursing homes, doctors' offices and by patients, at home, under physician supervision.

   For information regarding significant acquisitions, investments in affiliates and divestitures, see our Annual Report to Stockholders for the year ended December 31, 2000 (Annual Report), pages 35-37, section entitled "Notes to Consolidated Financial Statements--Acquisitions and Divestitures" which is incorporated by reference.

(b) Financial Information About Segments.

   Incorporated by reference from the Annual Report, pages 46-47, section entitled "Notes to Consolidated Financial Statements--Segment Information."

(c) Narrative Description of Business.

Recent Developments

   On February 27, 2001, the Baxter International Board of Directors approved a two-for-one split of the company's common stock, subject to stockholder approval of an increase in the number of shares of common stock authorized to be issued by Baxter International from the current 350 million to one billion at the annual stockholders' meeting to be held May 1, 2001. If the increase in authorized shares is approved, stockholders of record at the close of business on May 9, 2001 will receive one additional share of Baxter International common stock for each share they hold as of the record date. The additional shares of common stock will be distributed on May 30, 2001.

   On February 1, 2001, Baxter acquired Sera-Tec Biologicals, L.P., which owns and operates approximately 80 plasmapheresis centers in 28 states, and a central testing laboratory. This purchase brings the total number of plasma collection centers owned by Baxter to approximately 110 worldwide and is intended to help provide Baxter with a consistent, stable supply of source plasma for processing into life-saving plasma-based products.

Company Overview

   Baxter operates as a global leader in critical therapies for life-threatening conditions. We develop, manufacture and market products and technologies related to the blood and circulatory system. Our continuing operations are comprised of three segments: Medication Delivery, which develops technologies and systems to improve intravenous medication delivery and distributes medical products; BioScience, which develops biopharmaceutical and blood collection and separation products and technologies; and Renal, which develops products and provides services to treat end-stage kidney disease. Our three businesses enjoy leading positions in the medical products and services fields. Unless otherwise indicated, each of the factors discussed in this Part I do not materially differ in their impact across each of our three segments.

   Information about operating results is incorporated by reference from Annual Report pages 19-27, section entitled "Management's Discussion and Analysis" and pages 46-47, section entitled "Notes to Consolidated Financial Statements--Segment Information."

 Medication Delivery

   Business Description. Baxter manufactures a range of products that deliver fluids and drugs to patients. These include large- and small-volume intravenous (IV) solutions, IV administration sets, premixed drugs for IV administration, reconstitution devices, IV nutrition solutions and devices, IV infusion pumps, anesthesia-delivery devices, anesthetic agents, acute-care injectible pharmaceuticals, ambulatory infusion systems and pharmacy services.

   Growth Strategy. Baxter continues to participate in the consolidation of the global marketplace for medication-delivery products, particularly in developing markets where there are still a large number of local and regional players. The company will accelerate expansion of its higher-margin specialty products outside the United States, where currently the business has a strong base in IV sets and solutions, and will continue to develop new technologies for medication delivery through internal product development and acquisitions and alliances. Baxter also will leverage its strength in the anesthesia marketplace to expand its position in medication delivery across the peri-operative arena--pre-surgery, surgery and post-surgery.

   Product Development. In 2000, Baxter upgraded its Colleague electronic infusion pump for global use and added multiple languages for certain key markets. Worldwide placements of the Colleague pump continue to rise, with 50,000 new channels placed in 2000. Also in 2000, the company introduced a new pump for post-operative pain management, called the Ipump Pain Management System, in the United States. Also programmed in multiple languages and designed for global use, Baxter will launch the Ipump in Europe and Canada in 2001. In addition, the company launched several new premixed IV drugs in 2000, including its first global premixed drug, called AGGRASTAT, a cardiac compound developed by Merck.

   Acquisitions and Alliances. Over the last two years, Baxter has made several acquisitions intended to broaden its portfolio of medication-delivery products. These include Ohmeda Pharmaceutical Products, enhancing Baxter's offering in anesthesia; Pharmacia & Upjohn's German-based IV and nutrition business; and the ambulatory infusion pump business of Sabratek Corporation. Baxter also reacquired the distribution rights for the Ohmeda pharmaceutical products in Europe and Canada to serve as a base to build its specialty-product offerings in these key markets. Baxter acquired a French company called Biodome, which has a technology for efficient, low-cost reconstitution of drugs for both injection and infusion. The company also received exclusive U.S. distribution rights from Physiometrix Inc. for the PSA 4000 anesthesia monitoring system, which helps anesthesiologists monitor a patient's level of consciousness during surgery.

 BioScience

   Business Description. Baxter is a leading producer of biopharmaceuticals for the treatment of hemophilia, immune deficiencies and other life-threatening disorders. These products include coagulation factors, immune globulins, biosurgery products and vaccines. The company also is a leading manufacturer of manual and automated blood-collection, processing and storage systems. These products are used by hospitals, blood banks and plasma-collection centers to collect and process blood components for therapeutic use. Therapeutic blood components are used to treat patients undergoing surgery, cancer therapy and other critical therapies.

   Growth Strategy. Baxter will continue to grow its global leadership in biopharmaceuticals for the treatment of hemophilia and immune deficiencies by broadening its portfolio, advancing technology and increasing production capacity. Growth opportunities are presented by the tremendous need for and increasing use of these products around the world, and the continued growth of both plasma-derived and recombinant-derived therapies. Baxter will continue to expand its pipeline of innovative biopharmaceuticals and vaccines through both internal development and acquisitions and alliances. Baxter also continues to focus on increased production and safety of transfusion products through advanced automation, leukoreduction and pathogen inactivation.

   Product Development. In 2000, Baxter received approval in the United Kingdom for NeisVac-C, a new meningococcemia vaccine. The company also received approval from the U.S. Food and Drug Administration (FDA) for a new application device for its Tisseel fibrin sealant. In the next 12 months, Baxter expects FDA approval for a liquid form of IGIV, and European approval for a new therapeutic protein for protein C deficiency and pathogen-inactivation technology for platelets. Other products in development include a next-generation recombinant Factor VIII using a totally protein-free manufacturing process; a cell culture-derived vaccine for influenza; a new tetanus, diphtheria and acellular pertussis vaccine; a European vaccine for Lyme Disease; pathogen-inactivation technology for plasma and red cells; and a recombinant form of hemoglobin that may be used instead of blood to carry oxygen to vital organs.

   Acquisitions and Alliances. In 2000, Baxter completed its acquisition of North American Vaccine Inc., based in Columbia, Maryland, broadening its position in the global vaccines market. The company also established an equity position in British vaccine developer Acambis (formerly known as Peptide Therapeutics Group), which will better position each company to develop and commercialize their respective vaccine pipelines. In addition, Baxter formed alliances with XOMA Ltd. for the rights to a recombinant protein for treatment of a range of diseases caused by bacteria; Arriva Pharmaceuticals (formerly known as AlphaOne Pharmaceuticals, Inc.) to co-develop a recombinant alpha 1-antitrypsin protein to treat hereditary emphysema and other respiratory diseases; and Pharming Group N.V. to collaborate on the development of a recombinant, transgenic C1 inhibitor to treat hereditary angioedema.

 Renal

   Business Description. Baxter provides a range of products and services for the treatment of kidney disease. These include products for both peritoneal dialysis (PD) and hemodialysis (HD) as well as research initiatives in xenotransplantation. Baxter is the world's leading manufacturer of PD products, which include dialysis solutions, container systems and automated cyclers. For HD, Baxter manufactures dialyzers and HD machines. The company's Renal Therapy Services (RTS) business operates dialysis clinics in partnership with local physicians in 12 countries outside the United States, while RMS Disease Management Inc. partners with U.S. nephrologists to provide a kidney disease management program to health-care payers. Baxter's RMS Lifeline Inc. helps to improve the delivery and outcomes of interventional renal care in the United States through dedicated outpatient centers.

   Growth Strategy. The company's strategy is to continue to drive PD growth while also investing in significant expansion of HD products and services. New products will come from internal development, acquisitions, alliances and e-health initiatives. The company also continues to grow its RTS business and expand its product lines globally, particularly in developing markets where many people with end-stage renal disease are currently under-treated. In addition, Baxter intends to continue developing technology-based products and services that improve therapeutic outcomes.

   Product Development. Baxter continues to develop new PD solutions to better manage specific patient needs. One example is Extraneal, which improves the removal of excess fluids and toxins from patients with end-stage renal disease. Introduced in Europe in 1997 and approved in 28 countries, Extraneal today is being used by more than 6,000 European patients--more than a third of Baxter's European PD population--and is currently under regulatory review in the United States. Another solution, Physioneal, was introduced in Europe and began clinical trials in Japan in 2000. Also in 2000, as a result of Baxter's acquisition of Althin Medical, the company began selling an HD machine globally called the Tina. Baxter also introduced a new HD machine called Meridian in the United States. Future products include several new HD dialyzers and the Aurora home HD machine. The company also is continuing research in the area of xenotransplantation.

   Acquisitions and Alliances. In March 2000, Baxter completed its acquisition of Althin Medical AB, a leading manufacturer of HD products, based in Ronneby, Sweden. The acquisition greatly expands Baxter's product offering for HD and strengthens its position in the global HD marketplace. The company's joint venture with Gambro AB of Sweden for the manufacture of dialyzers for both Baxter and Gambro at Baxter's renal-products plant in Mountain Home, Arkansas, continues to perform well, with more than 3 million dialyzers manufactured in 2000.

United States Markets

   The health care marketplace continues to be highly competitive. There has been consolidation in the company's customer base, and by its competitors, which has resulted in pricing and market share pressures. These industry trends are expected to continue. The company intends to continue to manage these issues by developing new products and services, leveraging its cost structure, making acquisitions and entering alliances.

International Markets

   Baxter generates more than 50 percent of its revenues outside the United States. While health care cost containment continues to be a focus around the world, demand for health care products and services continues to be strong worldwide, particularly in developing markets. The company's strategies emphasize global expansion and technological innovation to advance medical care worldwide.

Joint Ventures and Affiliations

   As described above, Baxter has entered into a United States-based manufacturing joint venture with Gambro, an international medical technology and health care company based in Sweden. The joint venture, named Tandem, sources dialyzers from an existing Baxter production facility in Mountain Home, Arkansas. Baxter manages the day-to-day operations on behalf of the joint venture.

   In addition, the company conducts a non-material amount of business through other joint ventures. Many of these joint ventures are conducted by the company's Medication Delivery and Renal businesses.

   In March 2000, Baxter teamed with four of the largest, most experienced companies in the health care industry to form the Global Healthcare Exchange
(GHX). GHX provides business-to-business procurement for the health care industry. Utilizing Internet-based technology, GHX integrates hospitals and suppliers, in an attempt to improve efficiencies and add value throughout the supply chain. GHX was founded in March 2000 and now is comprised of more than 50 supplier members.

   Baxter also owns minority positions in certain other publicly-traded companies, including Cerus Corporation, with which it is jointly developing a pathogen inactivation system for platelets, plasma and red blood cells for transfusion, and Nexell Therapeutics Inc., which is developing and marketing advanced technologies in the clinical use of blood-forming stem cells.

Methods of Distribution

   Baxter conducts its selling efforts through its subsidiaries and divisions. Many subsidiaries and divisions have their own sales forces and direct their own sales efforts. In addition, sales are made to and through independent distributors, dealers and sales agents. In the United States, Allegiance Healthcare Corporation distributes a significant portion of the company's products through its distribution centers. These distribution centers are generally stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct-mail campaigns, trade publications and advertising. Customers may return defective merchandise for credit or replacement. In recent years, such returns have been immaterial.

   International sales and distribution are made in over 100 countries either on a direct basis or through independent local distributors. International subsidiaries employ their own field sales forces in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, the Czech Republic, Denmark, Ecuador, Finland, France, Germany, Greece, Guatemala, Hungary, India, Ireland, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Panama, Peru, the Philippines, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom and Venezuela. In other countries, sales are made through independent distributors or sales agents.

Raw Materials

   Raw materials essential to the company's business are purchased worldwide in the ordinary course of business from numerous suppliers. Although the vast majority of these materials are generally available, the company has experienced occasional shortages in supply of source plasma and of bulk recombinant factor VIII used by Baxter in its BioScience business. In addition, certain raw materials used in producing some of the company's products are available only from a small number of suppliers. Baxter works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. The company also continues to develop new sources of supply and does not believe that periodic shortages in supply of raw materials will have a material adverse effect on the company's business.

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

   Baxter owns a number of patents and trademarks throughout the world and is licensed under patents owned by others. Baxter's policy is to protect its products and technology through patents and trademarks on a worldwide basis. This protection is sought in a manner that balances the cost of such protection against obtaining the greatest value for the company. The company also recognizes the need to promote the enforcement of its patents and trademarks. Over the past few years, Baxter has increased its enforcement activities by aggressively taking action in various countries to protect its patents and trademarks, including action taken in Chile, Germany, Japan, Sweden, The Netherlands and the United States. An example of Baxter's increased enforcement activity includes several suits brought in Japan against two competitors selling fibrin sealant product, which Baxter contends infringes one of its Japanese patents. While Baxter will take all reasonable and necessary action to enforce its trademarks and patents against potential infringers, there can be no assurance that any such action will result in favorable decisions; however, Baxter believes that its overall business position is not materially dependent upon any single patent or trademark.

Competition

   Historically, competition in the health care industry has been characterized by the search for technological and therapeutic innovations in the prevention, diagnosis and treatment of disease. The company believes that it has benefited from the technological advantages of certain of its products. While competitors will continue to introduce new products that compete with those sold by Baxter, the company believes that its research and development efforts will permit it to remain competitive in all presently material product areas. Although no single company competes with Baxter in all of its businesses, Baxter is faced with substantial competition in all of its markets.

   The changing health care environment in recent years has led to increasingly intense competition among United States and certain European health care suppliers. Competition is focused on price, service and product performance. Pressure in these areas is expected to continue.

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

Credit and Working Capital Practices

   As of March 1, 2001, Baxter's debt ratings on senior debt were A3 by Moody's, A by Standard & Poor's and A by Duff & Phelps. The company's credit practices and related working capital needs are comparable to those of other market participants. Collection periods tend to be longer for sales outside the United States.

Quality Management

   Baxter places significant emphasis on providing quality products and services to its customers. A major portion of the company's quality systems relate to the design and development manufacturing, packaging, sterilization, handling, distribution and labeling of the products by the company. These quality systems, including control procedures that are developed and implemented by technically trained professionals, result in rigid specifications for product design, raw materials, components, packaging materials, labels, sterilization procedures and overall manufacturing process control. The quality systems integrate the efforts of suppliers of raw materials, components and finished goods to ensure we meet customer and regulatory requirements. These systems are designed to ensure that all appropriate standards and requirements are met before goods are released. In addition to other quality processes, Baxter initiated a Six Sigma Quality process several years ago to train all appropriate individuals in statistical process control and related subjects to ensure continuous improvement.

Research and Development

   Baxter is actively engaged in research and development programs to develop and improve products, systems and manufacturing methods. These activities are performed at research and development centers located around the world and include facilities in Australia, Austria, Belgium, France, Italy, Japan, Malta, Singapore, Sweden and the United States. Expenditures for Baxter-sponsored research and development activities were $379 million in 2000, $332 million in 1999 and $323 million in 1998.

   Principal areas of strategic focus for research include next generation recombinant, hemoglobin therapeutics, plasma-based therapies, vaccines, xenotransplantation, pathogen inactivation, and medication-delivery systems. The company's research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product lines. For example, many product categories benefit from the company's research effort as applied to the human body's circulatory systems. In addition, research relating to the performance and purity of plastic materials has resulted in advances that are applicable to a large number of the company's products.

Government Regulation

   Most products manufactured or sold by the company are subject to regulation by numerous governmental agencies, both within and outside the United States. In the United States, the federal agencies that regulate the company's facilities, operations, personnel and products (their manufacture, sale, import and export) include the Food and Drug Administration (FDA), the Environmental Protection Agency, the Occupational Health & Safety Administration, the Customs Service, the Department of Commerce, the Treasury Department and others. State agencies also regulate the facilities, operations, products and personnel of the company within their respective states. Government agencies outside the United States also regulate public health, environmental, employment, export, customs and other aspects of the company's global operations.

   With regard to the company's facilities and products, various governmental agencies, including the FDA in the United States, regulate the manufacturing procedures, labeling, recordkeeping, promotion and advertising. In addition, the agencies have the authority to halt the distribution of medical products, detain or seize adulterated or misbranded medical products, or order the company to take other steps to correct issues surrounding the products. The agencies may also require notification of health professionals and others with regard to medical products that present risks of substantial harm to the public health. From time to time, the company has removed products from the market that were found not to meet acceptable standards.

   Environmental policies of the company mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection. Various non-material capital expenditures for environmental protection were made by Baxter during 2000 and similar expenditures are planned for 2001. See Item 3.--"Legal Proceedings."

Employees

   As of December 31, 2000, Baxter employed approximately 43,000 people.

Contractual Arrangements

   A substantial portion of the company's products are sold through contracts with customers, both within and outside the United States. Some of these contracts have terms of more than one year and limits on price increases. In the case of hospitals, clinical laboratories and other facilities, these contracts may specify minimum quantities of a particular product or categories of products to be purchased by the customer. In keeping with the increased emphasis on cost-effectiveness in health care delivery, the current trend among hospitals and other customers of medical products manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical products industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger, more complex and tend to involve more long-term contracts than in the past. The enhanced purchasing power of these larger customers may also increase the pressure on product pricing, although management is unable to estimate the potential impact at this time.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

   Statements throughout this report that are not historical facts, including, but not limited to, statements in the "Company Overview," "International Markets" and "Recent Acquisitions" sections of this report (including material incorporated therein by reference) are forward-looking statements. These statements are based on the company's current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the company and the health care arenas in which it operates.

   The factors below in some cases have affected and could affect the company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include technological advances in the medical field, economic conditions, demand and market acceptance risks for new and existing products, technologies and health care services, the impact of competitive products and pricing, manufacturing capacity, new plant start-ups, global regulatory, trade and tax policies, continued price competition, on-going scrutiny from regulatory agencies, product development risks, including technological difficulties, ability to enforce patents and unforeseen commercialization and regulatory factors. Additionally, as discussed in Item 3.-- "Legal Proceedings," upon the resolution of certain legal matters, the company may incur charges in excess of presently established reserves. Any such charge could have a material adverse effect on the company's results of operations or cash flows in the period in which it is recorded.

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

   Financial information is incorporated by reference from the Annual Report, pages 46-47, section entitled "Notes to Consolidated Financial Statements-- Segment Information."

-------------------------------------------------------------------------------

Item 2. Properties.

   Baxter owns or has long-term leases on substantially all of its major manufacturing facilities. With respect to its current operations, the company maintains 24 manufacturing facilities in the United States and its territories, including five in Puerto Rico. The company also manufactures in Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, France, Germany, Ireland, Italy, Japan, Malta, Mexico, New Zealand, the Philippines, Poland, Singapore, Spain, Switzerland, Turkey and the United Kingdom. While the majority of these facilities are shared by more than one of the company's business segments, eleven domestic facilities and eleven international facilities exclusively manufacture for the Medication Delivery operations; nine domestic and thirteen international facilities exclusively manufacture for BioScience operations; and the Renal business is the exclusive operator of four international facilities. The company also owns or operates shared distribution facilities throughout the world, including eleven in the United States and Puerto Rico, and 109 located in 32 foreign countries.

   The company maintains a continuing program for improving its properties, including the retirement or improvement of older facilities and the construction of new facilities. This program includes improvement of manufacturing facilities to enable production and quality control programs to conform to the current state of technology and government regulations. Capital expenditures relating to continuing operations were $547 million in 2000, $529 million in 1999 and $461 million in 1998. Additions to the installed base of equipment leased to customers was $101 million in 2000, $102 million in 1999 and $95 million in 1998.

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

 Mammary Implant Litigation

   Baxter International, together with certain of its subsidiaries, is currently a defendant in various courts in a number of lawsuits brought by individuals, all seeking damages for injuries of various types allegedly caused by silicone mammary implants previously manufactured by the Heyer-Schulte division (Heyer-Schulte) of American Hospital Supply Corporation
(AHSC). AHSC, which was acquired by Baxter in 1985, divested its Heyer-Schulte division in 1984. It is not known how many of these claims and lawsuits involve products manufactured and sold by Heyer-Schulte, as opposed to other manufacturers.

   In December 1998, a panel of independent medical experts appointed by a federal judge announced its findings that reported medical studies contained no clear evidence of a connection between silicone mammary implants and traditional or atypical systemic diseases. In June 1999, a similar conclusion was announced by a committee of independent medical experts from the Institute of Medicine, a part of the National Academy of Sciences.

   As of December 31, 2000, Baxter International, together with certain of its subsidiaries, had been named as a defendant or co-defendant in 651 lawsuits and 216 claims relating to mammary implants, brought by approximately 1,696 plaintiffs, of which 1,266 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, 227 currently are included in the Lindsey class action Revised Settlement described below, which accounts for 134 of the pending lawsuits against the company. Additionally, 934 plaintiffs have opted out of the Revised Settlement (representing 444 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of December 31, 2000, 395 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during 2000, Baxter obtained dismissals, or agreements for dismissals, with respect to 2,753 plaintiffs.

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

   In addition to the Lindsey class action, the company also has been named in five other purported class actions in various state and provincial courts, only one of which is certified: Harrington v. Dow Corning Corp., et al., Supreme Court, British Columbia, C954330. The class action in British Columbia has been certified solely with respect to the issue of whether silicone gel breast implants are reasonably fit for their intended purpose.

   The mammary implant litigation includes issues related to which of Baxter's insurers are responsible for covering each matter and the extent of the company's claims for contribution against third parties. Baxter believes that a substantial portion of its liability and defense costs for mammary implant litigation will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The company has entered into "coverage-in-place" agreements with almost all of its insurers, each of which issued or subscribed to policies of insurance between 1974 and 1985. These agreements resolve the signatory insurers' coverage defenses and specify rules and procedures for allocation and payment of defense and indemnity costs pursuant to which signatory insurers will reimburse Baxter for mammary implant losses. Five of the company's claims-made insurers, which issued policies subsequent to 1985, have agreed to pay under their policies with respect to mammary implant claims. The combined total of the amount thus far paid by insurers, committed for payment, and projected by Baxter to be paid by insurers under these agreements is in excess of $800 million, based on the company's current estimate of mammary implant expenditures.

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

   As of December 31, 2000, Baxter had been named in 188 lawsuits and 93 claims in the United States, France, Ireland, Italy, Japan, Spain, Taiwan and The Netherlands. All U.S. federal court factor concentrate cases were transferred to the U.S.D.C. for the Northern District of Illinois for case management under Multi District Litigation (MDL) rules (MDL Docket No. MDL-986), and were remanded in 2000 to the courts in which they were filed. The company also has been named in four purported class actions. None of these class actions has been certified for trial.

   In most states, Baxter's potential liability is limited by "blood shield" laws that provide that the sale of blood or blood derivatives, including factor concentrates, is not covered by the doctrine of strict liability. As a result, each claimant must prove that his or her injuries were caused by the company's negligence.

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

   Baxter and the other defendants have reached agreements to settle potential subrogation and reimbursement claims with most private insurers, the federal government and all 50 states, the District of Columbia and Puerto Rico. As of December 31, 2000, approximately 6,500 claimant groups had been found eligible to participate in the settlement, and approximately 300 claimants had opted out of the settlement. Approximately 6,202 claimant groups had received payments as of December 31, 2000, and payments are expected to continue through the first quarter of 2001 as releases are received from the remaining claimant groups.

   In Japan, Baxter is a defendant, along with the Japanese government and four other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of December 31, 2000, the cases involved 1,335 plaintiffs, of whom 1,333 have settled their claims. Based upon the Osaka and Tokyo courts' recommendations, the parties have agreed to a settlement of all pending and future factor concentrate cases. In general, the settlement provides for payment of an up-front, lump-sum amount of approximately $360,000 per plaintiff to be funded 40 percent by the Japanese government and 60 percent by the corporate defendants. The share of the settlement to be paid by each corporate defendant was determined based upon its market share, resulting in a contribution by Baxter of approximately
15.36 percent. The portion of the settlement to be funded by the corporate defendants will include credits for certain prior payments made by the corporate defendants under a separate Japanese government-administered program, which pays monthly amounts to HIV-positive and AIDS-manifested people with hemophilia and their survivors. Additionally, monthly payments will be made to each plaintiff according to a set schedule.

   In Spain, Baxter was notified in 1995 that approximately 1,370 HIV-positive people with hemophilia wished to explore settlement possibilities with the company in lieu of filing suit in both Spain and the United States. The parties have reached agreement on the terms of a settlement whereby each claimant will receive $25,000 (including attorneys' fees and costs) in return for a general release and protection against contribution claims by other defendants. As of December 31, 2000, all 1,370 claimants had agreed to the settlement.

   In addition, Immuno International AG (Immuno), acquired by Baxter in 1996, has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by factor concentrates containing the HIV virus. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically-derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. In addition, pursuant to the stock purchase agreement between the company and Immuno, approximately 84 million Swiss francs of the purchase price was withheld to cover these contingent liabilities. In April 1999, the stock purchase agreement between the company and Immuno was amended to revise the holdback amount from 84 million Swiss francs to 26 million Swiss francs (or approximately $15 million at December 31, 2000) in consideration for an April 1999 payment by the company of 29 million Swiss francs to Immuno as additional purchase price.

   Baxter is also currently a defendant in a number of claims and lawsuits brought by individuals who infused the company's Gammagard(R) IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard(R) IVIG. As of December 31, 2000, Baxter was a defendant in 30 lawsuits and 40 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. Two suits currently pending in the United States have been filed as purported class actions but only one has been certified. All U.S. federal court Gammagard(R) IVIG cases have been transferred to the U.S.D.C. for the Central District of California for case management under MDL rules. On February 21, 1996, the court certified a nationwide class of persons who had infused Gammagard(R) IVIG (Geary, et al., v. Baxter Healthcare Corporation, U.S.D.C., C.D., CA, ML-95-160-R). On September 18, 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used Gammagard(R) IVIG between January 1993 and February 1994.

   Baxter has entered into coverage in place agreements covering factor concentrates lawsuits with substantially all of its insurers that issued or subscribed to pertinent policies of insurance between 1978 and 1985. These agreements resolve the signatory insurers' coverage defenses and specify rules and procedures for allocation and payment of defense and indemnity costs pursuant to which the signatory insurers will reimburse the company for factor concentrates losses. Baxter is engaged in negotiations with the remaining insurers to resolve outstanding insurance coverage issues. The company believes that a substantial portion of the liability and defense costs related to all of its plasma-based therapies litigation will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

 Net Litigation Charges

   Baxter began accruing for its estimated liability resulting from the settlement of the mammary implant related class action and to litigate or settle cases and claims involving opt-outs in 1993. In 1998, the company accrued an additional $250 million for its estimated liability resulting from the class action settlement and remaining opt-out cases and claims, and recorded a receivable for related estimated insurance recoveries of $121 million, resulting in an additional net charge of $129 million.

   Baxter began accruing for its estimated worldwide liability for litigation and settlement costs involving plasma-based therapies cases in 1993. The company revised its estimate of liabilities and insurance recoveries in 1998, and accrued an additional $180 million for its estimated liability for plasma-based therapies litigation and other litigation and recorded a receivable for related estimated insurance recoveries of $131 million, for a net charge of $49 million.

   In 2000, the company recorded $29 million of income relating to its mammary implant and plasma-based therapies litigation. The income was principally a result of favorable adjustments to the mammary implant insurance receivables due to settlements negotiated with certain insurance companies during 2000.

 Other

   As of September 30, 1996, the date of the spin-off of Allegiance Corporation ("Allegiance") from Baxter International, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in all of this litigation, but it will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of December 31, 2000, the company had been named as a defendant in 569 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corporation, et al., Court of Common Pleas, Jefferson County, PA, 656-1997 C.D. On February 26, 1997, all federal cases involving latex gloves were ordered to be transferred to the U.S.D.C. for the Eastern District of Pennsylvania for case management under the MDL rules (MDL Docket No. 1148).

   Baxter has been named a potentially responsible party (PRP) for environmental clean-up costs at 16 hazardous-waste sites. Under the United States Superfund statute and many state laws, generators of hazardous waste that is sent to a disposal or recycling site are liable for clean-up of the site if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Allegiance has assumed responsibility for 10 of these sites. The estimated exposure for Baxter's remaining six sites is approximately $2 million, which has been accrued (and not discounted) in the company's financial statements.

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

-------------------------------------------------------------------------------

                                    PART II

-------------------------------------------------------------------------------

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

   Incorporated by reference from the Annual Report, page 48, section entitled "Notes to Consolidated Financial Statements--Quarterly Financial Results and Market for the Company's Stock (Unaudited)."

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

-------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Incorporated by reference from the Annual Report, pages 19-27, section entitled "Management's Discussion and Analysis."

-------------------------------------------------------------------------------

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Incorporated by reference from the Annual Report, page 26, section entitled "Financial Instrument Market Risk."

-------------------------------------------------------------------------------

Item 8. Financial Statements and Supplementary Data.

   Incorporated by reference from the Annual Report, pages 28-48, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity and Comprehensive Income" and "Notes to Consolidated Financial Statements."

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

--------------------------------------------------------------------------------

                                    PART III

--------------------------------------------------------------------------------

Item 10. Directors and Executive Officers of the Registrant.

(a) Identification of Directors

   Incorporated by reference from Baxter's proxy statement for use in connection with its annual meeting of stockholders to be held on May 1, 2001 (Proxy Statement), page 4, section entitled "Election of Directors--Proposal 1 on the Proxy Card."

(b) Identification of Executive Officers

   Following are the names and ages, as of March 1, 2001, of the executive officers of Baxter International, and one or both of its two principal direct subsidiaries, Baxter Healthcare Corporation and Baxter World Trade Corporation, their positions and summaries of their backgrounds and business experience. All executive officers of Baxter International are elected or appointed by the board of directors and hold office until the next annual meeting of directors and until their respective successors are elected and qualified. The annual meeting of directors is held on the date of the annual meeting of stockholders. All executive officers of Baxter Healthcare Corporation and Baxter World Trade Corporation are elected or appointed by the boards of directors of the applicable subsidiary and hold office until their respective successors are elected and qualified. As permitted by applicable law, actions by these boards (and their sole stockholder, Baxter International) may be taken by written consent in lieu of a meeting.

(1) Baxter International Inc. Executive Officers

   Harry M. Jansen Kraemer, Jr., age 46, has been a director of Baxter International since 1995 and chairman of the board since January 1, 2000. Mr. Kraemer has been president of Baxter International since 1997 and chief executive officer since January 1, 1999. From 1993 to 1997, he served as senior vice president and chief financial officer of Baxter International. Mr. Kraemer also serves as a director of Comdisco Inc. and Science Applications International Corporation.

   Brian P. Anderson, age 50, is senior vice president and chief financial officer of Baxter International, having served in those capacities since February 1998. Mr. Anderson previously was corporate vice president of finance of Baxter International beginning in May 1997, and was the corporate controller from 1993 to 1997.

   Timothy B. Anderson, age 54, is group vice president, corporate strategy and development, of Baxter International, having served in that capacity since November 1999. Prior to that he served as group vice president of Baxter Healthcare Corporation and Baxter World Trade Corporation.

   J. Robert Hurley, age 51, is a corporate vice president, integration management, of Baxter International. Prior to that from 1993 to 2000, he was a corporate vice president of Baxter World Trade Corporation.

   Neville J. Jaharajah, age 47, is a corporate vice president, financial planning and investor relations, of Baxter International, having served in that capacity since February 2001. Prior to that since 1982 he held various finance positions with the company, the most recent of which was vice president, financial planning and investor relations.

   Steven J. Meyer, age 44, is treasurer of Baxter International, having served in that capacity since February 1997. From 1993 to 1997, Mr. Meyer was a vice president of international finance of a business group of Baxter World Trade Corporation

   John L. Quick, age 56, is a corporate vice president, quality/regulatory, of Baxter International, having served in that capacity since 1996. Prior to that he was corporate vice president of Baxter Healthcare Corporation.

   Karen J. May, age 42, is a corporate vice president, human resources, of Baxter International, having served in that capacity since February 2001. Prior to her recent appointment she was vice president, human resources from 2000 until 2001, vice president, global planning and staffing from 1998 to 2000, vice president, international finance from 1997 to 1998 and vice president, corporate audit from 1994 to 1997.

   Jan Stern Reed, age 41, is corporate secretary and associate general counsel of Baxter International, having served in those capacities since February 1998. Prior to that she was assistant corporate secretary and assistant general counsel from February 1997 to February 1998. From 1995 to 1997, Ms. Reed was assistant corporate secretary of, and legal counsel to, Wheelabrator Technologies Inc., a publicly-traded subsidiary of Waste Management, Inc.

   Thomas J. Sabatino, Jr., age 42, is corporate vice president and general counsel of Baxter International, having served in those capacities since December 1997. He was also assistant secretary from February 1997 to December 1997. From 1995 to December 1997, Mr. Sabatino was an associate general counsel of Baxter Healthcare Corporation. Prior to that, he was vice president and assistant general counsel of Tenet Healthcare Corporation.

   Michael J. Tucker, age 48, is senior vice president, human resources and communications, of Baxter International, having served as senior vice president, human resources since October 1995 and of communications since May 2000. Prior to that, he was a corporate vice president of Baxter World Trade Corporation.

(2) Baxter Healthcare Corporation and Baxter World Trade Corporation Executive Officers

   Eric A. Beard, age 49, is a corporate vice president of Baxter World Trade Corporation and president-Baxter Europe, Africa and Middle East, having served in those capacities since October 1998. Prior to that, he was president of a division of a subsidiary of Baxter World Trade Corporation.

   Carlos del Salto, age 58, is a senior vice president Intercontinental/Asia of Baxter World Trade Corporation, having served in that capacity since 1996, and president-Latin America. Prior to that, Mr. del Salto was a corporate vice president of Baxter World Trade Corporation.

   David F. Drohan, age 62, is a corporate vice president of Baxter Healthcare Corporation and president- Medication Delivery, having served in those capacities since 1996. Prior to that, Mr. Drohan was president of a division of Baxter Healthcare Corporation.

   James M. Gatling, age 51, is a corporate vice president, global manufacturing operations, of Baxter Healthcare corporation, having served in that capacity since December 1996. Prior to that, Mr. Gatling was a vice president of a division of Baxter Healthcare Corporation.

   Thomas H. Glanzmann, age 42, is a corporate vice president of Baxter World Trade Corporation and Baxter Healthcare Corporation, having served in those capacities since October 1998, and president-Hyland Immuno. Prior to that, Mr. Glanzmann was president of a division of a subsidiary of Baxter World Trade Corporation.

   Alan L. Heller, age 47, is a group vice president of Baxter Healthcare Corporation and Baxter World Trade Corporation, and president, Global Renal, having served in those capacities since he joined the Company in October 2000. Prior to that, Mr. Heller was co-president and chief operating officer of G.D. Searle & Co.

   David C. McKee, age 53, is a corporate vice president and deputy general counsel of Baxter World Trade Corporation and Baxter Healthcare Corporation, having served as corporate vice president since 1996 and 1997, respectively and as deputy general counsel of both entities since 1996. Prior to that from 1994 through 1999, Mr. McKee was corporate vice president and deputy general counsel of Baxter International, and was corporate secretary from February 1997 to February 1998.

   Gregory P. Young, age 47, is a corporate vice president of Baxter Healthcare Corporation since February 2001 and president of the Fenwal division since 1999. Prior to that from 1985 to 1999, Mr. Young served in roles of increasing responsibility within the Medication Delivery division of Baxter Healthcare Corporation.

(c) Compliance with Section 16(a) of the Securities Exchange Act of 1934.

   Incorporated by reference from the Proxy Statement, page 29, section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

--------------------------------------------------------------------------------

Item 11. Executive Compensation.

   Incorporated by reference from the Proxy Statement, pages 16-17, section entitled "Board of Directors--Compensation of Directors" and pages 23-27, section entitled "Executive Compensation."

--------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Incorporated by reference from the Proxy Statement, pages 28-29, section entitled "Ownership of Baxter Stock."

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

                                    PART IV

--------------------------------------------------------------------------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   The following documents are filed as a part of this report:

(a) Financial Statements                              Location

   Financial Statements Required By Item 8 of This Form
    Consolidated Balance Sheets                       Annual Report, page 29
    Consolidated Statements of Income                 Annual Report, page 30
    Consolidated Statements of Cash Flows             Annual Report, page 31
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                      Annual Report, page 32
    Notes to Consolidated Financial Statements        Annual Report, pages 33-
    Report of Independent Accountants                 48
                                                      Annual Report, page 28

     Schedules Required By Article 12 of Regulation S-X

    Report of Independent Accountants on Financial Statement Schedule
                                                      page 17

    II Valuation and Qualifying Accounts              page 18

   All other schedules have been omitted because they are not applicable or not required.

(b) Reports on Form 8-K

     On April 14, 2000, Baxter International filed a current report on Form 8-K, under Item 2., "Acquisition or Disposition of Assets" that related to the completed distribution of Edwards Lifesciences Corporation common stock to Baxter International shareholders of record on March 29, 2000.

     On February 28, 2001, Baxter International filed a current report on Form 8-K under Item 5., "Other Events" that related to the approval of a two-for-one common stock split, subject to stockholder approval of an increase in the number of shares of common stock authorized by the company.

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

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Baxter International Inc.

   Our audits of the consolidated financial statements referred to in our report dated February 16, 2001, except for Note 14, which is as of February 28, 2001, appearing in the 2000 Annual Report to Stockholders of Baxter International Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the financial statement schedule listed in Item 14(A) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois
February 16, 2001

SCHEDULE II
--------------------------------------------------------------------------------

Valuation and Qualifying Accounts

(in million of dollars)

-------------------------------------------------------------------------------
                                          Additions
                                    ----------------------
                         Balance at Charged to Charged to  Deductions  Balance
                         beginning  costs and     other       from    at end of
                         of period   expenses  accounts(a)  reserves   period
-------------------------------------------------------------------------------
Year ended December 31,
 2000:
  Allowance for doubtful
   accounts                  34         10           3          (4)       43
  Inventory reserves         78         73           4         (45)      110
  Litigation reserves       426         31          --        (131)      326
  Deferred tax asset
   valuation allowance       43         12          --          (5)       50
-------------------------------------------------------------------------------
Year ended December 31,
 1999:
  Allowance for doubtful
   accounts                  37          6          --          (9)       34
  Inventory reserves         97         68          --         (87)       78
  Litigation reserves       698         --          --        (272)      426
  Deferred tax asset
   valuation allowance       34         14          --          (5)       43
-------------------------------------------------------------------------------
Year ended December 31,
 1998:
  Allowance for doubtful
   accounts                  26         14          --          (3)       37
  Inventory reserves         65        135           2        (105)       97
  Litigation reserves       599        430          --        (331)      698
  Deferred tax asset
   valuation allowance       45          7           1         (19)       34
-------------------------------------------------------------------------------

(a) Valuation accounts of acquired or divested companies and foreign currency translation adjustments. Reserves are deducted form assets to which they apply.

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

DATE: March 14, 2001

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

                 Signature                                     Title
                 ---------                                     -----


   /s/ Harry M. Hansen Kraemer, Jr.         Chairman of the Board of Directors and
___________________________________________  Chief Executive Officer (principal
       Harry M. Jansen Kraemer, Jr.          executive officer)

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

         /s/ Walter E. Boomer               Director
___________________________________________
             Walter E. Boomer

          /s/  Pei-yuan Chia                Director
___________________________________________
               Pei-yuan Chia

         /s/ John W. Colloton               Director
___________________________________________
             John W. Colloton

            /s/ Susan Crown                 Director
___________________________________________
                Susan Crown

          /s/ Brian D. Finn                 Director
___________________________________________
              Brian D. Finn

          /s/ Frank R. Frame                Director
___________________________________________
              Frank R. Frame


                 Signature                                     Title
                 ---------                                     -----


         /s/ Martha R. Ingram               Director
___________________________________________
             Martha R. Ingram

         /s/ Arnold J. Levine               Director
___________________________________________
             Arnold J. Levine

       /s/ Thomas T. Stallkamp              Director
___________________________________________
           Thomas T. Stallkamp

      /s/ Monroe E. Trout, M.D.             Director
___________________________________________
          Monroe E. Trout, M.D.

          /s/ Fred L. Turner                Director
___________________________________________
              Fred L. Turner

--------------------------------------------------------------------------------
                                   APPENDICES

Description                                                     Page
-----------                                                     ----
Computation of Ratio of Earnings to Fixed Charges (Exhibit 12)   36
Subsidiaries of the Company (Exhibit 21)                         37

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

        3.3       Amended and Restated Bylaws dated February 27, 2001.

        3.4*      Certificate of Designation of Series B Junior Participating
                  Preferred Stock filed as Exhibit 3.4 to the company's annual report on Form 10-K for the year ended December 31, 1988, file number 1-4448 (the "1998 Form 10-K").

        3.5*      Certificate of Elimination of Series A Junior Participating
                  Preferred Stock filed under the Securities Act of 1933 as
                  Exhibit 4.1A to the company's registration statement on Form
                  S-3 (No. 333-94889).

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

                           Number and Description of Exhibit
                           ---------------------------------

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

  C      10.2      Baxter International Inc. and Subsidiaries Incentive
                   Investment Excess Plan, effective January 1, 1999.

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

  C      10.9*     Deferred Compensation Plan, amended and restated effective
                   January 1, 1998, filed as exhibit 10.17 to 1997 Form 10-K.

  C      10.10*    Restricted Stock Plan for Non-Employee Directors (as
                   amended and restated in 1992), filed as exhibit 10.28 to
                   the 1992 Form 10-K.

  C      10.11*    Restricted Stock Grant Terms and Conditions (as amended),
                   filed as exhibit 10.31 to the 1992 Form 10-K.

  C      10.12*    Corporate Aviation Policy, filed as exhibit 10.33 to the
                   1992 Form 10-K.

  C      10.13*    1994 Incentive Compensation Program, filed as exhibit A to the company's proxy statement for use in connection with
                   its April 29, 1994 annual meeting of stockholders, file no.
                   1-4448.

  C      10.14*    1999 Shared Investment Plan, filed as exhibit 10.1 to the
                   company's quarterly report on Form 10-Q for the quarter
                   ended June 30, 1999, file No. 1-4448.

  C      10.15     Officer Incentive Compensation Plan.

  C      10.16*    Baxter International Inc. Restricted Stock Plan for Non-
                   Employee Directors, as amended and restated effective May
                   8, 1995, filed as exhibit 10.32 to the 1994 Form 10-K.

  C      10.17*    1995 Stock Option Grant Terms and Conditions, filed as
                   exhibit 10.34 to the 1995 Form 10-K.

  C      10.18*    Supplemental Pension Agreement: Jack L. McGinley, filed as exhibit 10.32 to the 1996 Form 10-K.

                           Number and Description of Exhibit
                           ---------------------------------

  C      10.19*    November 1996 Stock Option Grant Terms and Conditions,
                   filed as exhibit 10.33 to the 1996 Form 10-K.

  C      10.20*    November 1996 Premium Price Stock Option Grant Terms and
                   Conditions, filed as exhibit 10.34 to the 1996 Form 10-K.

  C      10.21*    November 1997 Stock Option Grant Terms and Conditions,
                   filed as exhibit 10.36 to the 1997 Form 10-K.

  C      10.22*    1998 Incentive Compensation Program, filed as exhibit 10.37 to the 1997 Form 10-K.

  C      10.23*    Long Term Incentive Plan, filed as exhibit 10.38 to the
                   1997 Form 10-K.

  C      10.24*    1997 Scientific Advisory Board Option Plan, filed as
                   exhibit 4.4 to the company's registration statement on Form
                   S-8 (No. 333-71533).

  C      10.25*    2000 Incentive Compensation Program, filed as Exhibit A to the company's proxy statement for use in connection with
                   its May 2, 2000 annual meeting of stockholders, file No. 1-
                   4448.

  C      10.26*    Employee Stock Purchase Plan for United States Employees
                   (as amended and restated effective October 1, 1999), filed as exhibit 10 to the company's quarterly report on Form 10-
                   Q for the quarter ended September 30, 1999, file No. 1-
                   4448.

  C      10.27*    2001 Incentive Compensation Program, filed as Exhibit A to the company's proxy statement for use in connection with
                   its May 1, 2001 annual meeting of stockholders, file no. 1-
                   4448.

 12.    Computation of Ratio of Earnings to Fixed Charges.

 13. Selections from the 2000 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this annual report on Form 10-K).

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


22