Form 10-K/A
period 2000-12-31
BAXTER INTERNATIONAL INC
filed 2001-03-23
CIK 10456

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-K/A-1

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended December 31, 2000

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from __________ to __________

                         Commission file number 1-4448


                                 [LOGO] Baxter


                           BAXTER INTERNATIONAL INC.
--------------------------------------------------------------------------------
                   (Exact Name of Registrant in Its Charter)

                Delaware                                         36-0781620
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

One Baxter Parkway, Deerfield, Illinois                             60015
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code              847.948.2000
                                                  ------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
Title of each class                                 on which registered
-------------------                                ---------------------
Common stock, $1 par value                         New York Stock Exchange, Inc.
                                                   Chicago Stock Exchange, Inc.
                                                   Pacific Exchange, Inc.

Preferred Stock Purchase Rights                    New York Stock Exchange, Inc.
(currently traded with common stock)               Chicago Stock Exchange, Inc.
                                                   Pacific Exchange, Inc.

       Securities registered pursuant to Section 12(g) of the Act:  None
       _________________________________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting common equity held by non-affiliates of the registrant (based on the per share closing sale price of $92.61 on March 1, 2001, and for the purpose of this computation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $27.3 billion. There is no non-voting common equity held by non-affiliates of the registrant.

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


                                             BAXTER INTERNATIONAL INC.


                                             By: /s/ Jan Stern Reed
                                                 ------------------
                                                 Jan Stern Reed
                                                 Corporate Secretary

DATE:  March 22, 2001

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

            Signature                                    Title
            ---------                                    -----

/s/ Harry M. Hansen Kraemer, Jr.*    Chairman of the Board of Directors and Chief
---------------------------------                 Executive Officer
Harry M. Jansen Kraemer, Jr.                (principal executive officer)

/s/ Brian P. Anderson*                Senior Vice President and Chief Financial
---------------------------------                      Officer
Brian P. Anderson                     (principal financial officer and principal
                                                 accounting officer)

/s/ Walter E. Boomer*                                  Director
---------------------------------
Walter E. Boomer

/s/ Pei-yuan Chia*                                     Director
---------------------------------
Pei-yuan Chia

/s/ John Colloton*                                     Director
---------------------------------
John Colloton


            Signature                                   Title
            ---------                                   -----
/s/ Susan Crown*                                      Director
---------------------------------
Susan Crown

/s/ Brian D. Finn*                                    Director
---------------------------------
Brian D. Finn

/s/ Frank R. Frame*                                   Director
---------------------------------
Frank R. Frame

/s/ Martha R. Ingram*                                 Director
---------------------------------
Martha R. Ingram

/s/ Arnold J. Levine*                                 Director
---------------------------------
Arnold J. Levine

/s/ Thomas T. Stallkamp*                              Director
---------------------------------
Thomas T. Stallkamp

/s/ Monroe E. Trout, M.D.*                            Director
---------------------------------
Monroe E. Trout, M.D.

/s/ Fred L. Turner*                                   Director
---------------------------------
Fred L. Turner



*    By:  /S/ Jan Stern Reed
          -----------------------
          Jan Stern Reed
          Attorney-in-Fact

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

     3.3**   Amended and Restated Bylaws dated February 27, 2001.

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

4.   Instruments defining the rights of security holders, including indentures

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

     4.5* Specimen 9-1/2% Note, filed as exhibit 4.3(a) to the company's current report on Form 8-K dated June 23, 1988, file no. 1-4448.

     4.6* Specimen 9-1/4% Note, filed as exhibit 4.3(a) to the company's current report on Form 8-K dated September 13, 1989, file number 1-4448.

     4.7* Specimen 9-1/4% Note, filed as exhibit 4.3(a) to the company's current report on Form 8-K dated December 7, 1989, file number 1-4448.

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

  C  10.2**  Baxter International Inc. and Subsidiaries Incentive Investment
             Excess Plan, effective January 1, 1999.

  C  10.3*   Baxter International Inc. and Subsidiaries Supplemental Pension
             Plan, filed as exhibit 10.18 to the 1988 Form 10-K.

                       Number and Description of Exhibit
                       ---------------------------------


   C    10.4*     Limited Rights Plan, filed as exhibit 19.6 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1989, file no. 1-4448 (the "September 1989 Form 10-Q").
   C    10.5*     Amendments to various plans regarding disability, filed as exhibit 19.9 to the September 1989 Form 10-Q.
   C    10.6*     1987 Incentive Compensation Program, filed as exhibit C to the company's proxy statement for use in connection with its May 13, 1987, annual meeting of stockholders, file no. 1-4448.
   C    10.7*     Amendment to 1987 Incentive Compensation Program, filed as exhibit 19.1 to September, 1989 Form 10-Q, file No. 1-4448.
   C    10.8*     Restricted Stock Grant Terms and Conditions, filed as exhibit 10.25 to the company's annual report on
                  Form 10-K for the year ended December 31, 1991, file number 1-4448 (the "1991 Form 10-K").
   C    10.9*     Deferred Compensation Plan, amended and restated effective January 1, 1998, filed as exhibit 10.17 to
                  1997 Form 10-K.
   C    10.10*    Restricted Stock Plan for Non-Employee Directors (as amended and restated in 1992), filed as exhibit
                  10.28 to the 1992 Form 10-K.
   C    10.11*    Restricted Stock Grant Terms and Conditions (as amended), filed as exhibit 10.31 to the 1992 Form 10-K.
   C    10.12*    Corporate Aviation Policy, filed as exhibit 10.33 to the 1992 Form 10-K.
   C    10.13*    1994 Incentive Compensation Program, filed as exhibit A to the company's proxy statement for use in connection with its April 29, 1994 annual meeting of stockholders, file no. 1-4448.
   C    10.14*    1999 Shared Investment Plan, filed as exhibit 10.1 to the company's quarterly report on Form 10-Q for the quarter ended June 30, 1999, file No. 1-4448.
   C    10.15**   Officer Incentive Compensation Plan
   C    10.16*    Baxter International Inc. Restricted Stock Plan for Non-Employee Directors, as amended and restated
                  effective May 8, 1995, filed as exhibit 10.32 to the 1994 Form 10-K.
   C    10.17*    1995 Stock Option Grant Terms and Conditions, filed as exhibit 10.34 to the 1995 Form 10-K.
   C    10.18*    Supplemental Pension Agreement: Jack L. McGinley, filed as exhibit 10.32 to the 1996 Form 10-K.
   C    10.19*    November 1996 Stock Option Grant Terms and Conditions, filed as exhibit 10.33 to the 1996 Form 10-K.
   C    10.20*    November 1996 Premium Price Stock Option Grant Terms and Conditions, filed as exhibit 10.34 to the 1996
                  Form 10-K.
   C    10.21*    November 1997 Stock Option Grant Terms and Conditions, filed as exhibit 10.36 to the 1997 Form 10-K.
   C    10.22*    1998 Incentive Compensation Program, filed as exhibit 10.37 to the 1997 Form 10-K.
   C    10.23*    Long Term Incentive Plan, filed as exhibit 10.38 to the 1997 Form 10-K.
   C    10.24*    1997 Scientific Advisory Board Option Plan, filed as exhibit 4.4 to the company's registration statement on Form S-8 (No. 333-71533).
   C    10.25*    2000 Incentive compensation Program, filed as Exhibit A to the company's proxy statement for use in connection with its May 2, 2000 annual meeting of stockholders, file No. 1-4448.
   C    10.26*    Employee Stock Purchase Plan for United States Employees (as amended and restated effective October 1,
                  1999), filed as exhibit 10 to the company's quarterly report on Form 10-Q for the quarter ended
                  September 30, 1999, file No. 1-4448.
   C    10.27*    2001 Incentive Compensation Program, filed as Exhibit A to the company's proxy statement for use in connection with its May 1, 2001 annual meeting of stockholders, file no. 1-4448.
   C    10.28     Consulting Agreement:  Arnold J. Levine, PhD.

                       Number and Description of Exhibit
                       ---------------------------------


12.**     Computation of Ratio of Earnings to Fixed Charges.
13.**     Selections from the 2000 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this annual report on Form 10-K).
21.**     Subsidiaries of Baxter International Inc.
23.**     Consent of PricewaterhouseCoopers LLP.
24.**     Powers of Attorney (included on signature page)
*         Incorporated herein by reference.
**        Previously filed.
C         Exhibit contemplated by Item 14(a)(3) of Form 10-K.

             (All other exhibits are inapplicable or not required.)

--------------------------------------------------------------------------------
Copies of the above exhibits are available at a charge of 35 cents per page upon written request to the Stockholder Services Department, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015. Copies are also available at a charge of at least 25 cents per page from the Public Reference Section of the Securities and Exchange Commission, 450 Fifth Street, N.W., Washington, D.C., 20549.
--------------------------------------------------------------------------------