Form 10-Q
period 2001-03-31
BAXTER INTERNATIONAL INC
filed 2001-05-15
CIK 10456

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       -----
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                               Yes  X   No_____
                                  -----

   The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of May 4, 2001 the latest practicable date, was
                              296,185,755 shares.

                           BAXTER INTERNATIONAL INC.
                                   FORM 10-Q
                 For the quarterly period ended March 31, 2001
                               TABLE OF CONTENTS

                                                                          Page Number
                                                                          -----------
Part I.      FINANCIAL INFORMATION
----------------------------------
Item 1.      Financial Statements
               Condensed Consolidated Statements of Income......................    2
               Condensed Consolidated Balance Sheets............................    3
               Condensed Consolidated Statements of Cash Flows..................    4
               Notes to Condensed Consolidated Financial Statements.............    5
Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................   12
Item 3.      Quantitative and Qualitative Disclosures About Market Risk.........   19
Review by Independent Accountants...............................................   19
Report of Independent Accountants...............................................   20

Part II.     OTHER INFORMATION
------------------------------
Item 1.      Legal Proceedings..................................................   21
Item 6.      Exhibits and Reports on Form 8-K...................................   24
Signature.......................................................................   25
Exhibits........................................................................   26

                        PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                  Baxter International Inc. and Subsidiaries
            Condensed Consolidated Statements of Income (unaudited)
                     (in millions, except per share data)

                                                                                 Three months ended
                                                                                          March 31,
                                                                              2001             2000
                                                                           --------------------------
     Net sales                                                              $1,757           $1,583
     Costs and expenses
       Cost of goods sold                                                      986              896
       Marketing and administrative expenses                                   343              315
       Research and development expenses                                       103               83
       Goodwill amortization                                                    12                5
-----------------------------------------------------------------------------------------------------
     Operating income                                                          313              284
       Interest, net                                                            19               15
       Other expense                                                             7               12
-----------------------------------------------------------------------------------------------------
     Income from continuing operations before income taxes
       and cumulative effect of accounting change                              287              257
       Income tax expense                                                       73               66
-----------------------------------------------------------------------------------------------------
     Income from continuing operations before cumulative
       effect of accounting change                                             214              191
     Discontinued operation
       Income from discontinued operation, net of applicable
         income tax expense of $4                                               --               12
       Costs associated with effecting the business distribution                --              (12)
-----------------------------------------------------------------------------------------------------
     Total discontinued operation                                               --               --
-----------------------------------------------------------------------------------------------------
     Income before cumulative effect of accounting
      change                                                                   214              191
     Cumulative effect of accounting change, net of
      income tax benefit of $32                                                (52)              --
-----------------------------------------------------------------------------------------------------
     Net income                                                             $  162           $  191
=====================================================================================================

     Earnings per basic common share
      Continuing operations, before cumulative effect of
           accounting change                                                $  .73           $  .66
      Cumulative effect of accounting change                                  (.18)              --
-----------------------------------------------------------------------------------------------------
      Net income                                                            $  .55           $  .66
=====================================================================================================
     Earnings per diluted common share
      Continuing operations, before cumulative effect of
           accounting change                                                $  .71           $  .65
      Cumulative effect of accounting change                                  (.17)              --
-----------------------------------------------------------------------------------------------------
      Net income                                                            $  .54           $  .65
=====================================================================================================
   Weighted average number of common shares outstanding
      Basic                                                                    295              290
=====================================================================================================
      Diluted                                                                  303              296
=====================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  Baxter International Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                         (in millions, except shares)

-------------------------------------------------------------------------------------------------------------------------
                                                                                   March 31,              December 31,
                                                                                        2001                      2000
                                                                                   (unaudited)
                                                                                   --------------------------------------
Current assets     Cash and equivalents                                               $   723                  $   579
                   Accounts receivable                                                  1,424                    1,387
                   Notes and other current receivables                                    135                      155
                   Inventories                                                          1,257                    1,159
                   Short-term deferred income taxes                                       119                      159
                   Prepaid expenses                                                       351                      212
                   ------------------------------------------------------------------------------------------------------
                   Total current assets                                                 4,009                    3,651
-------------------------------------------------------------------------------------------------------------------------
Property,          At cost                                                              5,157                    4,978
plant and          Accumulated depreciation and amortization                           (2,269)                  (2,171)
equipment          ------------------------------------------------------------------------------------------------------
                   Net property, plant and equipment                                    2,888                    2,807
-------------------------------------------------------------------------------------------------------------------------
Other assets       Goodwill and other intangibles                                       1,370                    1,239
                   Insurance receivables                                                  147                      160
                   Other                                                                  868                      876
                   ------------------------------------------------------------------------------------------------------
                   Total other assets                                                   2,385                    2,275
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 9,282                  $ 8,733
=========================================================================================================================

Current            Short-term debt                                                    $   619                  $   576
liabilities        Current maturities of long-term debt and lease obligations              51                       58
                   Accounts payable and accrued liabilities                             1,445                    1,990
                   Income taxes payable                                                   655                      748
                   ------------------------------------------------------------------------------------------------------
                   Total current liabilities                                            2,770                    3,372
-------------------------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                                    2,179                    1,726
-------------------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                           214                      160
-------------------------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                                          167                      184
-------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                               695                      632
-------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
-------------------------------------------------------------------------------------------------------------------------
Stockholders'      Common stock, $1 par value, authorized 350,000,000
Equity               shares, issued 299,580,606 shares in 2001 and
                     298,133,251 shares in 2000                                           300                      298
                   Common stock in treasury, at cost, 3,771,246 shares
                     in 2001 and 4,953,062 shares in 2000                                (255)                    (349)
                   Additional contributed capital                                       2,602                    2,506
                   Retained earnings                                                      992                      853
                   Accumulated other comprehensive loss                                  (382)                    (649)
                   ------------------------------------------------------------------------------------------------------
                   Total stockholders' equity                                           3,257                    2,659
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                            $ 9,282                  $ 8,733
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

                  Baxter International Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (in millions)


-----------------------------------------------------------------------------------------------------------------------
                                                                                          Three months ended March 31,
(brackets denote cash outflows)                                                           2001                    2000
                                                                                         ------------------------------
Cash flows         Income from continuing operations before cumulative
from                 effect of accounting change                                         $ 214                   $ 191
operations         Adjustments
                     Depreciation and amortization                                         108                      97
                     Deferred income taxes                                                  80                      49
                     Other                                                                  15                       7
                   Changes in balance sheet items
                     Accounts receivable                                                   (11)                     55
                     Inventories                                                          (100)                   (131)
                     Accounts payable and other accrued liabilities                       (256)                   (284)
                     Net litigation payments and other                                     (83)                    (48)
                   ----------------------------------------------------------------------------------------------------
                   Cash flows from continuing operations                                   (33)                    (64)
Cash flows relating to discontinued operation                                               --                     (11)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operations                                                                 (33)                    (75)
-----------------------------------------------------------------------------------------------------------------------
Cash flows         Capital expenditures                                                   (131)                   (115)
from investing     Acquisitions (net of cash received)
activities           and investments in affiliates                                         (49)                   (108)
                   Divestitures and other asset dispositions                                19                       1
                   ----------------------------------------------------------------------------------------------------
                   Cash flows from investing activities                                   (161)                   (222)
-----------------------------------------------------------------------------------------------------------------------
Cash flows         Issuances of debt and lease obligations                                 767                     247
from financing     Redemptions of debt and lease obligations                              (168)                   (739)
activities         Increase in debt with maturities
                     of three months or less, net                                           32                     935
                   Common stock cash dividends                                            (340)                    (84)
                   Stock issued under employee benefit plans                                64                      74
                   Purchases of treasury stock                                              --                     (49)
-----------------------------------------------------------------------------------------------------------------------
                   Cash flows from financing activities                                    355                     384
-----------------------------------------------------------------------------------------------------------------------
Effect of currency exchange rate changes on cash and equivalents                           (17)                      1
-----------------------------------------------------------------------------------------------------------------------
Increase in cash and equivalents                                                           144                      88
Cash and equivalents at beginning of period                                                579                     606
-----------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                    $ 723                   $ 694
=======================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  Baxter International Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (unaudited)

1. FINANCIAL INFORMATION
------------------------


The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company's 2000 Annual Report to Stockholders.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

Basis of consolidation
----------------------

Prior to fiscal 2001, certain operations outside the United States and its territories were included in the consolidated financial statements on the basis of fiscal years ending November 30. In conjunction with the implementation of new financial systems, this one-month lag was eliminated as of the beginning of fiscal 2001. The December 2000 net loss from operations of $23 million for these operations was recorded directly to retained earnings.

Comprehensive income
--------------------

Total comprehensive income was $340 million and $217 million for the three months ended March 31, 2001 and 2000, respectively. The increase in 2001 as compared to 2000 principally related to currency translation adjustments and foreign currency hedging instruments.

Derivatives and Hedging Activities
----------------------------------

All derivatives are recognized on the consolidated balance sheet at fair value. When the company enters into a derivative contract, it designates and documents the derivative as (1) a hedge of a forecasted transaction, including a hedge of foreign currency denominated transaction (a cash flow hedge); (2) a hedge of the fair value of a recognized asset or liability (a fair value hedge); (3) a hedge of a net investment in a foreign operation; or (4) an instrument that is not formally being designated as a hedge. The company also uses and designates certain nonderivative financial instruments as hedges of net investments in foreign operations. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, are recorded in other comprehensive income (OCI), with such changes in fair value reclassified to earnings when the hedged transaction affects earnings. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability, which are attributable to the hedged risk, are recorded directly to earnings. Changes in the fair value of a derivative or nonderivative instrument that is highly effective and is designated and qualifies as a hedge of a net investment in a foreign operation, are recorded in the cumulative translation adjustment (CTA) account within OCI. Any hedge ineffectiveness is recorded in earnings. If it is determined that a derivative or nonderivative hedging instrument is not or ceases to be highly effective as a hedge, the company discontinues hedge accounting prospectively. In certain circumstances, the company enters into derivative contracts and does not formally designate them as fair value, cash flow or net investment hedges. Changes in the fair value of undesignated instruments are reported directly to earnings. The company does not hold any instruments for trading purposes.

New Accounting Standards
------------------------

The company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments at the beginning of fiscal year 2001. In accordance with the transition provisions of SFAS No. 133, upon adoption the company recorded a cumulative effect reduction to earnings of approximately $52 million (net of income tax benefit of approximately $32 million), and a cumulative effect increase to OCI of approximately $8 million (net of income tax of approximately $5 million).

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140) was issued in September 2000 and is effective for transfers, servicings and extinguishments occurring after March
31, 2001.   SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
125). Although SFAS No. 140 clarifies or amends various aspects of SFAS No. 125, most of the fundamental concepts from SFAS No. 125 have been brought forward without modification. SFAS No. 140 is not expected to have a material impact on the company's consolidated financial statements.

2. INVENTORIES
--------------

Inventories consisted of the following:

-------------------------------------------------------------------------------
                                                     March 31,    December 31,
(in millions)                                           2001           2000
-------------------------------------------------------------------------------
Raw materials                                         $  332         $  261
Work in process                                          180            174
Finished products                                        745            724
-------------------------------------------------------------------------------
Total inventories                                     $1,257         $1,159
===============================================================================

3. INTEREST, NET
----------------

Net interest expense consisted of the following:

-------------------------------------------------------------------------------
                                                     Three months ended
                                                          March 31,
(in millions)                                         2001         2000
-------------------------------------------------------------------------------
Interest expense                                     $  28        $  32
Interest income                                         (9)         (10)
-------------------------------------------------------------------------------
Interest expense, net                                $  19        $  22
===============================================================================

Allocated to continuing operations                   $  19        $  15
===============================================================================
Allocated to discontinued operation                  $  --        $   7
===============================================================================

The allocation of interest to continuing operations and the discontinued operation was based on estimated relative net assets of these operations.

4. STOCK SPLIT
--------------

On February 27, 2001, Baxter's board of directors approved a 2 for 1 stock split of the company's common shares. This approval was subject to shareholder approval of the authorization of additional shares, which was received at the company's annual meeting on May 1, 2001. On May 30, 2001, shareholders of record on May 9, 2001 will receive one additional share of Baxter common stock for each share held on May 9, 2001.

Baxter's historical earnings per share for the quarters ended March 31, on a pro-forma basis assuming the stock split had occurred as of January 1, 2000, would be as follows:

----------------------------------------------------------------------------------------------------------
                                                                                   Three months ended
                                                                                        March 31,
                                                                                  2001             2000
----------------------------------------------------------------------------------------------------------
Pro forma earnings per basic common share:
   Continuing operations, before cumulative effect of
      accounting change                                                          $ .36            $ .33
   Cumulative effect of accounting change                                         (.09)              --
----------------------------------------------------------------------------------------------------------
Net income                                                                       $ .27            $ .33
==========================================================================================================
Pro forma earnings per diluted common share:
   Continuing operations, before cumulative effect of
      accounting change                                                          $ .35            $ .32
   Cumulative effect of accounting change                                         (.08)              --
----------------------------------------------------------------------------------------------------------
Net income                                                                       $ .27            $ .32
==========================================================================================================

5. EARNINGS PER SHARE
---------------------

The numerator for both basic and diluted earnings per share (EPS) is net earnings available to common shareholders. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The following is a reconciliation of the shares (denominator) of the basic and diluted per-share computations.

----------------------------------------------------------------------------------------------------------
                                                                                   Three months ended
                                                                                        March 31,
(in millions)                                                                     2001             2000
----------------------------------------------------------------------------------------------------------
Basic EPS shares                                                                   295              290
----------------------------------------------------------------------------------------------------------
Effect of dilutive securities
   Employee stock options                                                            8                4
   Employee stock purchase plans and equity
      forward agreements                                                            --                2
----------------------------------------------------------------------------------------------------------
Diluted EPS shares                                                                 303              296
==========================================================================================================

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
------------------------------------------------

The company operates on a global basis, and is exposed to the risk that its earnings, cash flows and equity could be adversely impacted by fluctuations in currency exchange rates and interest rates. The company's hedging policy attempts to manage these risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and costs. The company does not hold financial instruments for trading or speculative purposes.

The company is primarily exposed to currency exchange-rate risk with respect to firm commitments, forecasted transactions and net assets denominated in Japanese Yen, the Euro, British Pound and Swiss Franc. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company utilizes derivative and nonderivative financial instruments to further reduce the net exposure to currency fluctuations. Gains and losses on the hedging instruments are intended to offset losses and gains on the hedged transactions with the goal of reducing the earnings volatility resulting from fluctuations in currency exchange rates.

The company is also exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in interest rates. The company's policy is to manage interest costs using a mix of fixed and floating rate debt that management believes is appropriate. To manage this mix in a cost efficient manner, the company enters into interest rate swaps, in which the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount.

Cash Flow Hedges
----------------

The company principally uses option and forward contracts to hedge the risk to earnings associated with fluctuations in currency exchange rates relating to the company's firm commitments and forecasted transactions expected to be denominated in foreign currencies. The company also uses forward-starting interest rate swaps to hedge the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of term debt.

For the quarter ended March 31, 2001, the net amount recorded in other income and expense relating to hedge ineffectiveness and the component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness, was immaterial to the company's condensed consolidated financial statements.

As of March 31, 2001, approximately $33 million of deferred net after-tax gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months, coinciding with when the hedged items are expected to impact earnings. The hedged items principally include intercompany sales and interest payments on third-party debt. The maximum term over which the company has hedged exposures to the variability of cash flows, excluding interest payments on term debt, is four years.

The net after-tax gain on derivative instruments included in accumulated OCI
(AOCI) at the beginning of 2001 was approximately $8 million. The net after-tax gain associated with hedging transactions added to AOCI during the three months ended March 31, 2001 was approximately $72 million, and the net after-tax gain reclassified from AOCI to earnings during the same period was approximately $2 million. The net after-tax gain on derivative instruments included in AOCI at March 31, 2001 was approximately $78 million.

Fair Value Hedges
-----------------

The company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These instruments serve to hedge the company's earnings from fluctuations in interest rates. For the quarter ended March 31, 2001, no portion of the change in fair value of the company's fair value hedges was ineffective or excluded from the assessment of hedge effectiveness.

Hedges of Net Investments in Foreign Operations
-----------------------------------------------

The company uses cross currency interest rate swaps and foreign currency denominated debt to hedge its stockholders' equity balance from the effects of fluctuations in currency exchange rates. The company measures ineffectiveness on the swaps based upon changes in spot foreign exchange rates. For the quarter ended March 31, 2001, approximately $153 million of net after-tax gains related to the derivative and nonderivative instruments were included in the company's CTA account.

Other
-----

The company uses forward contracts to hedge earnings from the effects of fluctuations in currency exchange rates relating to certain of the company's intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are not formally designated as hedges, and the change in fair value of the instruments, which substantially offsets the change in book value of the hedged items, is recorded directly to other income or expense.

In November 1999, the company and Nexell Therapeutics Inc. (Nexell) entered into an agreement whereby Baxter agreed to issue put rights in connection with a $63 million private placement by Nexell of preferred stock. The put rights were issued in conjunction with Nexell's repayment of amounts owed to the company. The preferred stock is convertible at the option of the holders into common stock of Nexell at $11 per share at any time until November 2006. The put rights provide the holders of the preferred stock with the ability to cause Baxter to purchase the preferred stock from November 2002 until November 2004. The purchase price to be paid by Baxter would reflect a per annum compounded return to the holders of the preferred stock of 5.91%. The changes in fair value of the put rights are recorded directly to other income or expense. Such changes were not significant for the three months ended March 31, 2001.

7. ACQUISITIONS
---------------

Acquisitions during the three months ended March 31, 2001 and 2000 were accounted for under the purchase method. Results of operations of acquired companies are included in the company's results of operations as of the respective acquisition dates. The purchase price of each acquisition was allocated to the net assets acquired based on preliminary estimates of their fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net tangible assets, identifiable intangible assets and liabilities acquired was allocated to goodwill. The allocation of purchase price is subject to revision based on the final determination of fair values.

Sera-Tec Biologicals, L.P.
--------------------------

In February 2001, the company acquired Sera-Tec Biologicals, L.P. (Sera-Tec) for approximately $127 million, which was paid in approximately 1.4 million shares of Baxter International Inc. common stock. Sera-Tec owns and operates 80 plasma centers in 28 states, and a central testing laboratory. Approximately $117 million of the purchase price was allocated to goodwill. Goodwill is being amortized on a straight-line basis over 15 years.

Pro forma information
---------------------

The following unaudited pro forma information presents a summary of the company's consolidated results of operations for the first quarter as if acquisitions during 2001 and 2000 had taken place as of the beginning of the current and preceding fiscal year.

----------------------------------------------------------------------------------------------------------
                                                                                   Three months ended
                                                                                        March 31,
(in millions, except per share data)                                               2001             2000
----------------------------------------------------------------------------------------------------------
Net sales                                                                        $1,777           $1,672
Income from continuing operations before cumulative effect of accounting change  $  216           $  179
Net income                                                                       $  164           $  179
Net income per diluted common share                                              $  .55           $  .59
----------------------------------------------------------------------------------------------------------

These pro forma results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future. The diluted pro forma earnings and per-share earnings included in the table above for 2000 primarily reflect the historical pre-acquisition net losses reported by North American Vaccine, Inc., which was acquired in June 2000. The pro forma information above also includes certain other recent significant acquisitions.

Acquisition reserves
--------------------

Based on plans formulated at acquisition date, as part of the allocation of purchase price, reserves have been established related to certain acquisitions. Actions executed to date and anticipated in the future with respect to these acquisitions are substantially consistent with the original plans. Management believes remaining reserves are adequate to complete the actions contemplated by the plans.

8. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES
---------------------------------------------------

Refer to "Part II - Item 1. Legal Proceedings" below.

9. SEGMENT INFORMATION
----------------------

The company operates in three segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their businesses are as follows: Medication Delivery: medication delivery products and services, including intravenous infusion pumps and solutions, anesthesia-delivery devices and pharmaceutical agents; BioScience: biopharmaceuticals and blood-collection, separation and storage products and technologies; and Renal: products and services to treat end-stage kidney disease.

Certain items are maintained at corporate headquarters (Corporate) and are not allocated to the segments. They primarily include most of the company's debt and cash and equivalents and related net interest expense, corporate headquarters costs, certain non-strategic investments, deferred income taxes, hedging activities, and certain litigation liabilities and related insurance receivables.

Financial information for the company's segments for the three months ended March 31 is as follows:


                              Medication
                                Delivery  BioScience  Renal  Other    Total
---------------------------------------------------------------------------
For the three months ended
--------------------------
March 31,
---------

2001
----
Net sales                           $669        $631   $457     --   $1,757
Pretax income                        102         113     66   $  6      287

2000
----
Net sales                           $620        $542   $421     --   $1,583
Pretax income                         82         108     76    ($9)     257
---------------------------------------------------------------------------

The following are reconciliations of total segment amounts to amounts per the condensed consolidated financial statements:

                                                                 Three months
                                                                ended March 31,
                                                          --------------------
                                                                  2001    2000
------------------------------------------------------------------------------
Pretax income
-------------
Total pretax income from segments                                $ 281   $ 266
Unallocated amounts
  Interest expense, net                                            (19)    (15)
  Other Corporate items                                             25       6
  ----------------------------------------------------------------------------
Income from continuing operations before income
  taxes                                                          $ 287   $ 257
------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Baxter International Inc.'s (the company or Baxter) 2000 Annual Report to Stockholders (Annual Report) contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000. In the Annual Report, management outlined its key financial objectives for 2001. The table below reflects these objectives and the company's results through March 31, 2001.

--------------------------------------------------------------------------------
                                                        RESULTS THROUGH
   FULL YEAR 2001 OBJECTIVES                             MARCH 31, 2001
--------------------------------------------------------------------------------

 .  Increase net sales in the low double  .  Net sales during the three months digits. ended March 31, 2001 increased 11 percent. Excluding the effects of changes in currency exchange rates, net sales increased 16 percent.

--------------------------------------------------------------------------------

 .  Increase net earnings in the mid-     .  Excluding the cumulative effect of
   teens. a change in accounting principle, net earnings from continuing operations increased 12 percent for the first three months of the year.

--------------------------------------------------------------------------------

 .  Generate $500 million in operational  .  The company had operational cash
   cash flow, after investing more than     outflow of $111 million during the
   $1 billion in capital improvements       three months ended March 31, 2001.
   and research and development.            A net operational cash outflow is
                                            typical during the first quarter of
                                            the year based on the timing of
                                            receipts and disbursements. The
                                            total of capital improvements and
                                            research and development expenses
                                            for the three months ended March 31,
                                            2001 was $234 million.

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

The following management discussion and analysis pertains to continuing operations, unless otherwise noted.

NET SALES TRENDS

--------------------------------------------------------------------------------
                                                Three months ended
                                                     March 31,          Percent
(in millions)                                      2001       2000     increase
--------------------------------------------------------------------------------
International                                    $  902     $  859          5%
United States                                       855        724         18%
--------------------------------------------------------------------------------
Total net sales                                  $1,757     $1,583         11%
================================================================================

Excluding the effect of fluctuations in currency exchange rates, which impacted sales growth unfavorably for all three segments, total net sales growth was 16 percent for the three months ended March 31, 2001. The United States dollar strengthened principally relative to the Euro and the Japanese Yen. Refer to
Note 9 to the Condensed Consolidated Financial Statements for a summary of net sales by segment.

Medication Delivery

The Medication Delivery segment generated eight percent sales growth during the three months ended March 31, 2001. Excluding the impact of fluctuations in currency exchange rates, sales growth was 12 percent for the quarter, with sales in both the domestic and international markets contributing strongly to the growth rate. Of the constant-currency sales growth, approximately four points of growth in the quarter were generated from the anesthesia business, with a portion of such growth driven by the segment's sales of the first generic formulation of Propofol approved by the United States Food and Drug Administration. Propofol is an intravenous drug used for the induction or maintenance of anesthesia in surgery, and as a sedative in monitored anesthesia care. The majority of the remaining sales growth was due to increased sales of Colleague(R) electronic infusion pumps and intravenous fluids and administration sets used with electronic infusion pumps. In addition, sales of the segment's specialty therapies generated growth during the quarter.

BioScience

Sales in the BioScience segment increased 16 percent for the three months ended March 31, 2001. Excluding the impact of fluctuations in currency exchange rates, sales growth was 22 percent for the quarter, with strong sales growth in both the domestic and international markets. Of the constant-currency sales growth, approximately seven points of growth in the quarter was due to the increased sales of plasma-derived products, which was due to improved pricing and the acquisition during the quarter of Sera-Tec Biologicals, L.P. (Sera-Tec), which owns and operates 80 plasma centers in 28 states. Sales of recombinant products increased the segment's constant-currency growth rate by approximately seven points during the quarter, due principally to the increase in manufacturing capacity that occurred early in the fourth quarter of 2000. Sales in the blood-collection and processing businesses also grew modestly during the quarter, principally due to an increase in sales of products that provide for leukoreduction, which is the removal of white blood cells from blood products used for transfusion. A portion of the remaining constant-currency sales growth was due to additional royalties received during the first quarter of 2001. Management expects the full year constant-currency percentage sales growth for the BioScience segment to be consistent with the percentage growth reported for the first quarter of 2001.

Renal

The Renal segment generated sales growth of nine percent during the three months ended March 31, 2001. Excluding the impact of fluctuations in currency exchange rates, sales growth was 16 percent for the quarter. The March 2000 acquisition of Althin Medical A.B. (Althin), a manufacturer of hemodialysis products, continues to be integrated into the segment's operations. Sales of Althin products contributed approximately two points to the segment's growth rate for the quarter ended March 31, 2001. Strong growth was generated by the segment's Renal Therapy Services business, which operates dialysis clinics in partnership with local physicians in international markets, and the Renal Management Strategies business, which is a renal-disease management organization, with revenues from these businesses increasing over $20 million during the quarter. The remaining sales growth in the Renal segment was driven principally by continued penetration of products for peritoneal dialysis, particularly in Latin America, Europe and Asia.

The following table shows key ratios of certain income statement items as a percent of sales:

GROSS MARGIN AND EXPENSE RATIOS

--------------------------------------------------------------------------------
                                               Three months ended
                                                   March 31,          Increase
                                                 2001       2000     (decrease)
--------------------------------------------------------------------------------
Gross profit margin                              43.9%      43.4%        .5pts
Marketing and
  administrative expenses                        19.5%      19.9%       (.4pts)
--------------------------------------------------------------------------------

The increase in the gross profit margin for the quarter was due principally to a more favorable products and services mix, with the higher-margin BioScience segment generating strong sales for the quarter. The gross profit margin is expected to continue to increase during the remainder of the year.

Marketing and administrative expenses as a percent of sales continue to decrease as the company offsets significant investments in attracting and retaining a talented workforce, by aggressively managing expenses and leveraging acquisitions. Management expects the expense ratio to continue to decline during the remainder of the year.

RESEARCH AND DEVELOPMENT

--------------------------------------------------------------------------------
                                               Three months ended
                                                   March 31,          Percent
(in millions)                                    2001       2000      increase
--------------------------------------------------------------------------------
Research and
     development expenses                        $103       $ 83         24%
As a percent of sales                               6%         5%
--------------------------------------------------------------------------------

Research and development (R&D) expenses increased in all three segments during the first quarter of 2001. The overall increase was primarily due to spending in the BioScience segment, principally relating to the next-generation recombinant product, vaccines, the next-generation oxygen-therapeutics program, and other R&D projects. Management expects R&D expenses to be incurred at approximately the same level for each quarter of 2001.

GOODWILL AMORTIZATION

Goodwill amortization increased for the three months ended March 31, 2001 as compared to the prior year quarter primarily due to the acquisitions of North American Vaccine, Inc. in June 2000 and Sera-Tec in February 2001. For the quarter ended March 31, 2001, goodwill amortization on a net-of-tax basis was approximately $10 million, or approximately $.03 per diluted common share.

OTHER INCOME AND EXPENSE

Net interest expense increased for the three months ended March 31, 2001 as compared to the prior year period principally due to increased interest rates relating to foreign currency denominated debt, partially offset by lower overall average debt levels. The decrease in other expense for the quarter was primarily due to fluctuations in currency exchange rates.

PRETAX INCOME

Refer to Note 9 to the Condensed Consolidated Financial Statements for a summary of financial results by segment. Certain items are maintained at the company's corporate headquarters and are not allocated to the segments. They primarily include hedging activities, certain foreign currency fluctuations, net interest expense, and corporate headquarters cost. The following is a summary of the significant factors impacting the segments' financial results.

Medication Delivery

Growth in pretax income of 24 percent for the three months ended March 31, 2001, was primarily a result of strong sales, the close management of costs, and the leveraging of expenses in conjunction with recent acquisitions, partially offset by the unfavorable impact of fluctuations in currency exchange rates and increased pump service costs.

BioScience

Pretax income growth for the BioScience segment was five percent for the three months ended March 31, 2001. The effect of an improved gross margin, which was primarily due a change in product mix, was partially offset by significantly increased R&D spending and the unfavorable impact of fluctuations in currency exchange rates.

Renal

Pretax income decreased 13 percent for the first quarter of 2001. The decrease in pretax income was principally due to higher R&D costs, unfavorable fluctuations in currency exchange rates, and sales and marketing investments in the business.

INCOME TAXES FROM CONTINUING OPERATIONS

The effective income tax rate for the three months ended March 31, 2001 was substantially unchanged as compared to the prior year quarter. Management expects the effective tax rate to remain at approximately the same level for the rest of the year.

DISCONTINUED OPERATION

On March 31, 2000, Baxter stockholders of record on March 29, 2000 received all of the outstanding stock of Edwards Lifesciences Corporation (Edwards), the company's cardiovascular business, in a tax-free spin-off. The first quarter 2000 income related to the discontinued operation was offset by the costs directly associated with effecting the business distribution.

CHANGE IN ACCOUNTING PRINCIPLE

As further discussed in Note 1 to the Condensed Consolidated Financial Statements, the company adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments at the beginning of fiscal year 2001. In accordance with the transition provisions of SFAS No. 133, upon adoption the company recorded a cumulative effect reduction to earnings of approximately $52 million (net of tax benefit of approximately $32 million), and a cumulative effect increase to OCI of approximately $8 million (net of tax of approximately $5 million).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash outflows from continuing operations per the company's Condensed Consolidated Statements of Cash Flows decreased for the three months ended March 31, 2001. Cash flows from continuing operations improved as compared to the prior-year period as a result of higher earnings, a lower increase in inventory levels, and lower cash outflows relating to accounts payable and accrued liabilities, partially offset by increased accounts receivables, and higher net litigation payments.

Cash outflows from investing activities decreased for the three months ended March 31, 2001. Capital expenditures, which increased during the quarter, primarily related to expansions in manufacturing capacity in the BioScience segment. Net cash outflows relating to acquisitions decreased during the first three months of 2001 as compared to the prior year period. Approximately $11 million of the 2001 total related to acquisitions of dialysis centers in international markets, with the remainder pertaining to individually insignificant items. As further discussed in Note 7 to the Condensed Consolidated Financial Statements, the purchase price of the March 2001 Sera-Tec acquisition was paid with Baxter International Inc. common stock. In 2000, net cash outflows relating to acquisitions included approximately $40 million related to the Renal segment's acquisition of Althin Medical A.B, a manufacturer of hemodialysis products. A portion of this purchase price was paid in Baxter
International Inc. common stock.   Approximately $42 million of the 2000 total
related to the Medication Delivery's acquisition of certain assets of Sabratek Corporation, a domestic ambulatory and infusion pump business.

Cash flows from financing activities decreased for the three months ended March 31, 2001. The change in cash flows from financing activities was impacted by the change in net cash used in operations and investing activities, which both decreased during the first three months of 2001 as compared to the prior year quarter. Cash outflows relating to common stock dividends increased due to the company's change from a quarterly to an annual dividend payout schedule. Cash received for stock issued under employee benefit plans decreased principally due to the first quarter 2000 required exercise of stock options by employees transferring to Edwards as a result of the March 31, 2000 spin-off of that business. Cash outflows relating to purchases of treasury stock decreased as the company did not purchase any shares during the first quarter of 2001. The company's net-debt-to-capital ratio was 39.5 percent and 40.1 percent at March 31, 2001 and December 31, 2000, respectively.

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

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to operational cash flow provided by continuing operations:

------------------------------------------------------------------------------------------------------------------------
                                                                                         Three months ended March 31,
(in millions)                                                                           2001                     2000
------------------------------------------------------------------------------------------------------------------------
Cash flows from continuing operations per the company's
      Condensed Consolidated Statements of Cash Flows                                   ($33)                    ($64)
Capital expenditures                                                                    (131)                    (115)
Net interest after tax                                                                    11                        9
Other, including mammary implant litigation                                               42                       11
------------------------------------------------------------------------------------------------------------------------
Operational cash flow - continuing operations                                          ($111)                   ($159)
========================================================================================================================

As authorized by the board of directors, the company repurchases its stock to optimize its capital structure depending upon its operational cash flows, net debt level and current market conditions. In November 1999, the board of directors authorized the repurchase of $500 million of common stock. The company began repurchasing under the new program in 2000, and approximately two-thirds of the authorized amount has been repurchased as of March 31, 2001.

On February 27, 2001, Baxter's board of directors approved a 2 for 1 stock split of the company's common shares. This approval was subject to shareholder approval of an increase in the number of authorized shares of common stock, which was received at the company's annual meeting on May 1, 2001. On May 30, 2001, shareholders of record on May 9, 2001 will receive one additional share of Baxter common stock for each share held on May 9, 2001.

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

FORWARD-LOOKING INFORMATION
---------------------------

The matters discussed above that are not historical facts include forward-looking statements. These statements are based on the company's current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the company and the health-care arenas in which it operates. The factors below in some cases have affected and could affect the company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include technological advances in the medical field, unforeseen information technology issues related to the company or third parties, economic conditions, demand and market acceptance risks for new and existing products, technologies and health-care services, the impact of competitive products and pricing, manufacturing capacity, new plant start-ups, global regulatory, trade and tax policies, continued price competition, product development risks, including technological difficulties, ability to enforce patents and unforeseen commercialization and regulatory factors. In particular, the company, as well as other companies in its industry, has experienced increased regulatory activity by the U.S. Food and Drug Administration with respect to its plasma-based biologicals.

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

NEW ACCOUNTING STANDARD
-----------------------

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140) was issued in September 2000 and is effective for transfers, servicings and extinguishments occurring after March 31, 2001. SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
125). Although SFAS No. 140 clarifies or amends various aspects of SFAS No. 125, most of the fundamental concepts from SFAS No. 125 have been brought forward without modification. SFAS No. 140 is not expected to have a material impact on the company's consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a complete discussion, refer to the caption "Financial Instrument Market Risk" in the company's 2000 Annual Report to Stockholders on Form 10-K. Also, refer to Note 6 in Item 1. Financial Statements in this Form 10-Q for a discussion of the company's derivative instruments and hedging activities. As part of its risk management program, the company performs sensitivity analyses to assess potential changes in fair value relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at March 31, 2001 indicated that, if the U.S. Dollar uniformly fluctuated unfavorably by 10 percent against all currencies, the fair value of those contracts would decrease by approximately $115 million. With respect to the company's cross-currency swap agreements used to hedge net investments in foreign affiliates, if the U.S. Dollar uniformly weakened by 10 percent, the fair value of the contracts would decrease by approximately $225 million as of March 31, 2001. Any increase or decrease in the fair value of the financial instruments is substantially offset by a change in value of the hedged items. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.



Review by Independent Accountants
---------------------------------

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2001 and 2000 have been performed by PricewaterhouseCoopers LLP, the company's independent accountants. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                       Report of Independent Accountants
                       ---------------------------------



To the Board of Directors and Stockholders of Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2001 and 2000 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated February 16, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP
Chicago, Illinois
May 2, 2001

                          PART II.  OTHER INFORMATION
                  Baxter International Inc. and Subsidiaries

Item 1. Legal Proceedings

Baxter International Inc. and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the company or by companies that were acquired by the company. The most significant of these are reported in the company's Annual Report on Form 10-K for the year ended December 31, 2000, and material developments in such matters for the quarter ended March 31, 2001 are described below. Upon resolution of any such matters, Baxter may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the company's net income and net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Baxter's consolidated financial position.

Mammary implant litigation
---------------------------

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

As of March 31, 2001, Baxter, together with certain of its subsidiaries, had been named as a defendant or co-defendant in 563 lawsuits and two claims relating to mammary implants, brought by approximately 1,104 plaintiffs, of which 691 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, 210 currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately 134 of the pending lawsuits against the company. Additionally, 793 plaintiffs have opted out of the Revised Settlement (representing approximately 368 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of March 31, 2001, 334 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the first quarter of 2001, Baxter obtained dismissals, or agreements for dismissals, with respect to 164 plaintiffs.

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

In addition to the Lindsey class action, the company also has been named in four other purported class actions in various state and provincial courts, only one of which is certified.

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

Plasma-based therapies litigation
----------------------------------

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

As of March 31, 2001, Baxter had been named in 146 lawsuits and 93 claims in the United States, Ireland, Italy, Taiwan, Japan, Spain, Sweden, France, and the Netherlands. The U.S.D.C. for the Northern District of Illinois has approved a settlement of all U.S. federal court factor concentrates cases. As of March 31, 2001, approximately 6,220 claimant groups had been found eligible to participate in the settlement, and approximately 300 claimants had opted out of the settlement. Approximately 6,202 of the claimant groups had received payments as of March 31, 2001 and payments are expected to continue through the second quarter of 2001 as releases are received from the remaining claimant groups.
The company also has been named in four purported class actions. None of these class actions has been certified for trial.

In Japan, Baxter is a defendant, along with the Japanese government and four other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of March 31, 2001, the cases involved 1,342 plaintiffs, of whom 1,333 have settled their claims.

In addition, Immuno International AG (Immuno), acquired by Baxter in 1996, has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by factor concentrates containing the HIV virus.
Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. Pursuant to the stock purchase agreement between the company and Immuno, as revised in April 1999 in consideration for a payment by the company of a 29 million Swiss Franc payment to Immuno as additional purchase price, approximately 26 million Swiss Francs of the purchase price is being withheld to cover these contingent liabilities.

As previously reported in the company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company's Gammagard(R) IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard(R) IVIG. As of March 31, 2001, Baxter was a defendant in 27 lawsuits and 31 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. Two suits currently pending in the United States have been filed as purported class actions but only one has been certified. In

September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used Gammagard(R) IVIG between January 1993 and February 1994.


Other
-----

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of March 31, 2001, the company had been named as a defendant in 592 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-1997 C.D.

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

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on February 27, 2001, under "Item 5 - Other Events," which reported that Baxter International Inc. announced a 2 for 1 stock split.

     A report on Form 8-K was filed on May 1, 2001, under "Item 5 - Other Events," which reported that the shareholders of Baxter International Inc. approved an amendment to Baxter's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock.

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



                              BAXTER INTERNATIONAL INC.
                              -----------------------------------
                                   (Registrant)


Date: May 10, 2001            By: /s/ Brian P. Anderson
                                  ------------------------------
                                  Brian P. Anderson
                                  Senior Vice President and Chief
                                  Financial Officer
                                  (Chief Accounting Officer)

            EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

--------------------------------------------------------------------------------

Number    Description of Exhibit
------    ----------------------

3.1 Restated Certificate of Incorporation, as amended, including Certificate of Designation of Series B Junior Participating Preferred Stock and Certificate of Elimination of Series A Junior Participating Preferred Stock

10.16 Baxter International Inc. Restricted Stock Plan for Non-Employee Directors, as amended and restated effective May 1, 2001

12        Computation of Ratio of Earnings to Fixed Charges

15        Letter Re Unaudited Interim Financial Information


          (All other exhibits have been omitted because they are not applicable or not required.)