Form 10-Q
period 2001-06-30
BAXTER INTERNATIONAL INC
filed 2001-08-09
CIK 10456

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


             X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          --------     THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 2001

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          --------     THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                         Commission file number 1-4448


                           BAXTER INTERNATIONAL INC.
                           ------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                   36-0781620
-------------------------------                    -----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


One Baxter Parkway, Deerfield, Illinois                60015-4633
----------------------------------------               ----------
(Address of principal executive offices                (Zip Code)


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

                         Yes    X                No
                              ------               -------

The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of August 3, 2001 was 588,515,197 shares.

                           BAXTER INTERNATIONAL INC.
                                   FORM 10-Q
                  For the quarterly period ended June 30, 2001
                               TABLE OF CONTENTS


                                                                          Page Number
                                                                          -----------
Part I.    FINANCIAL INFORMATION
-------    ---------------------
Item 1.    Financial Statements
             Condensed Consolidated Statements of Income................      2
             Condensed Consolidated Balance Sheets......................      3
             Condensed Consolidated Statements of Cash Flows............      4
             Notes to Condensed Consolidated Financial Statements.......      5
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................     13
Item 3.    Quantitative and Qualitative Disclosures About Market Risk...     21
Review by Independent Accountants.......................................     22
Report of Independent Accountants.......................................     23

Part II.   OTHER INFORMATION
--------   -----------------
Item 1.    Legal Proceedings............................................     24
Item 4.    Submission of Matters to a Vote of Security Holders..........     27
Item 6.    Exhibits and Reports on Form 8-K.............................     28
Signature  .............................................................     29
Exhibits   .............................................................     30

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Baxter International Inc. and Subsidiaries
            Condensed Consolidated Statements of Income (unaudited)
                     (in millions, except per share data)

                                                                       Three months ended             Six months ended
                                                                            June 30,                      June 30,
                                                                       2001            2000           2001             2000
                                                               ----------------------------    ----------------------------
 Net sales                                                           $1,870          $1,694         $3,627           $3,277
 Costs and expenses
  Cost of goods sold                                                  1,044             947          2,030            1,843
  Marketing and administrative expenses                                 361             336            704              651
  Research and development expenses                                     104              93            207              176
  In-process research and development and acquisition-
    related charges                                                      --             286             --              286
  Goodwill amortization                                                  11               6             23               11
  Interest, net                                                          17              19             36               34
  Other expense (income)                                                 (9)             (6)            (2)               6
---------------------------------------------------------------------------------------------------------------------------
  Total costs and expenses                                            1,528           1,681          2,998            3,007
---------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations before income taxes
  and cumulative effect of accounting change                            342              13            629              270
  Income tax expense (benefit)                                           89             (33)           162               33
---------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations before cumulative
  effect of accounting change                                           253              46            467              237
 Discontinued operation
  Income from discontinued operation, net of applicable
    income tax expense of $1 and $5 in 2000                              --               2             --               14
  Costs associated with effecting the business distribution              --              --             --              (12)
---------------------------------------------------------------------------------------------------------------------------
 Total discontinued operation                                            --               2             --                2
---------------------------------------------------------------------------------------------------------------------------
 Income before cumulative effect of accounting
  change                                                                253              48            467              239
 Cumulative effect of accounting change, net of
  income tax benefit of $32                                              --              --            (52)              --
---------------------------------------------------------------------------------------------------------------------------
 Net income                                                          $  253          $   48         $  415           $  239
===========================================================================================================================

 Earnings per basic common share
  Continuing operations, before cumulative effect of
    accounting change                                                $  .43          $  .08         $  .79           $  .41
  Cumulative effect of accounting change                                 --              --           (.09)              --
---------------------------------------------------------------------------------------------------------------------------
  Net income                                                         $  .43          $  .08         $  .70           $  .41
===========================================================================================================================

 Earnings per diluted common share
  Continuing operations, before cumulative effect of
    accounting change                                                $  .42          $  .08         $  .77           $  .40
  Cumulative effect of accounting change                                 --              --           (.09)              --
---------------------------------------------------------------------------------------------------------------------------
  Net income                                                         $  .42          $  .08         $  .68           $  .40
===========================================================================================================================

 Weighted average number of common shares outstanding
  Basic                                                                 590             583            589              582
===========================================================================================================================
  Diluted                                                               608             594            607              592
===========================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  Baxter International Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                         (in millions, except shares)

                                                                                     June 30,             December 31,
                                                                                         2001                     2000
                                                                                   (unaudited)
                                                                               ---------------------------------------
Current assets     Cash and equivalents                                               $   431                  $   579
                   Accounts receivable                                                  1,527                    1,387
                   Notes and other current receivables                                    162                      155
                   Inventories                                                          1,358                    1,159
                   Short-term deferred income taxes                                        97                      159
                   Prepaid expenses                                                       416                      212
                   ---------------------------------------------------------------------------------------------------
                   Total current assets                                                 3,991                    3,651
----------------------------------------------------------------------------------------------------------------------
Property,          At cost                                                              5,241                    4,978
plant and          Accumulated depreciation and amortization                           (2,319)                  (2,171)
equipment          ---------------------------------------------------------------------------------------------------
                   Net property, plant and equipment                                    2,922                    2,807
----------------------------------------------------------------------------------------------------------------------
Other assets       Goodwill and other intangibles                                       1,397                    1,239
                   Insurance receivables                                                  122                      160
                   Other                                                                  850                      876
                   ---------------------------------------------------------------------------------------------------
                   Total other assets                                                   2,369                    2,275
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 9,282                  $ 8,733
======================================================================================================================

Current            Short-term debt                                                    $   324                  $   576
liabilities        Current maturities of long-term debt and lease obligations              50                       58
                   Accounts payable and accrued liabilities                             1,344                    1,990
                   Income taxes payable                                                   631                      748
                   ---------------------------------------------------------------------------------------------------
                   Total current liabilities                                            2,349                    3,372
----------------------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                                    2,378                    1,726
----------------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                           280                      160
----------------------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                                          161                      184
----------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                               700                      632
----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
----------------------------------------------------------------------------------------------------------------------
Stockholders'      Common stock, $1 par value, authorized 1,000,000,000
equity               shares in 2001 and 700,000,000 in 2000, issued
                     599,161,212 shares in 2001 and 596,266,502 shares
                     in 2000                                                              599                      596
                   Common stock in treasury, at cost, 10,914,183
                     shares in 2001 and 9,906,124 shares in 2000                         (341)                    (349)
                   Additional contributed capital                                       2,281                    2,208
                   Retained earnings                                                    1,245                      853
                   Accumulated other comprehensive loss                                  (370)                    (649)
                   ---------------------------------------------------------------------------------------------------
                   Total stockholders' equity                                           3,414                    2,659
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                            $ 9,282                  $ 8,733
======================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  Baxter International Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (in millions)


                                                                                            Six months ended June 30,
(brackets denote cash outflows)                                                           2001                      2000
                                                                                        --------------------------------
Cash flows         Income from continuing operations before cumulative
from                 effect of non-cash accounting change                               $  467                     $ 237
operations         Adjustments
                     Depreciation and amortization                                         217                       183
                     Deferred income taxes                                                 124                       (87)
                     In-process research and development and acquisition-
                       related charges                                                      --                       286
                     Other                                                                  (8)                        7
                   Changes in balance sheet items
                     Accounts receivable                                                  (204)                       12
                     Inventories                                                          (227)                     (175)
                     Accounts payable and other accrued liabilities                       (237)                     (268)
                     Net litigation payments and other                                    (169)                      (43)
                   -----------------------------------------------------------------------------------------------------
                   Cash flows from continuing operations                                   (37)                      152
Cash flows relating to discontinued operation                                               --                       (43)
------------------------------------------------------------------------------------------------------------------------
Cash flows from operations                                                                 (37)                      109
------------------------------------------------------------------------------------------------------------------------
Cash flows         Capital expenditures                                                   (306)                     (256)
from investing     Acquisitions (net of cash received)
activities           and investments in affiliates                                         (88)                     (211)
                   Divestitures and other asset dispositions                                19                        --
------------------------------------------------------------------------------------------------------------------------
                   Cash flows from investing activities                                   (375)                     (467)
------------------------------------------------------------------------------------------------------------------------
Cash flows         Issuances of debt and lease obligations                               1,928                       588
from financing     Redemptions of debt and lease obligations                              (992)                     (842)
activities         Increase (decrease) in debt with maturities
                     of three months or less, net                                         (304)                      639
                   Common stock cash dividends                                            (340)                      (84)
                   Stock issued under employee benefit plans                               101                       140
                   Purchases of treasury stock                                            (143)                     (141)
------------------------------------------------------------------------------------------------------------------------
                   Cash flows from financing activities                                    250                       300
------------------------------------------------------------------------------------------------------------------------
Effect of currency exchange rate changes on cash and equivalents                            14                       (52)
------------------------------------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                                          (148)                     (110)
Cash and equivalents at beginning of period                                                579                       606
------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                   $  431                     $ 496
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

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

Comprehensive income
--------------------
Total comprehensive income (loss) was $265 million and $(22) million for the three months ended June 30, 2001 and 2000, respectively, and was $605 million and $195 million for the six months ended June 30, 2001 and 2000, respectively. The increase in 2001 as compared to 2000 was principally related to currency translation adjustments and foreign currency hedging instruments.

Derivatives and hedging activities
----------------------------------
All derivatives are recognized on the consolidated balance sheet at fair value. When the company enters into a derivative contract, it designates and documents the derivative as (1) a hedge of a forecasted transaction, including a hedge of a foreign currency denominated transaction (a cash flow hedge); (2) a hedge of the fair value of a recognized asset or liability (a fair value hedge); (3) a hedge of a net investment in a foreign operation; or (4) an instrument that is not formally being designated as a hedge. The company also uses and designates certain nonderivative financial instruments as hedges of net investments in foreign operations. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, are recorded in other comprehensive income (OCI), with such changes in fair value reclassified to earnings when the hedged transaction affects earnings. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability which are attributable to the hedged risk, are recorded directly to earnings. Changes in the fair value of a derivative or nonderivative instrument that is highly effective and is designated and qualifies as a hedge of a net investment in a foreign operation are recorded in the cumulative translation adjustment (CTA) account within OCI. Any hedge ineffectiveness is recorded in earnings. If it is determined that a derivative or nonderivative hedging instrument is not or ceases to be highly effective as a hedge, the company discontinues hedge accounting prospectively. In certain circumstances, the company enters into derivative contracts and does not formally designate them as fair value, cash flow or net investment hedges. Changes in the fair value of undesignated instruments are reported directly to earnings. The company does not hold any instruments for trading purposes.

New accounting standards
------------------------

Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued in July 2001. The Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using the purchase method. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The company is in the process of assessing the impact of adoption on its consolidated financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in July 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangible assets recognized in the financial statements. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition, and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The company is in the process of assessing the impact of adoption on its consolidated financial statements.

2. INVENTORIES
--------------

Inventories consisted of the following:


                                            June 30,     December 31,
(in millions)                                 2001              2000
--------------------------------------------------------------------
Raw materials                               $  367            $  261
Work in process                                196               174
Finished products                              795               724
--------------------------------------------------------------------
Total inventories                           $1,358            $1,159
====================================================================

3. INTEREST, NET
----------------

Net interest expense consisted of the following:


                             Three months               Six months
                                 ended                     ended
                               June 30,                  June 30,
(in millions)               2001      2000            2001       2000
---------------------------------------------------------------------
Interest expense           $  28     $  29           $  56      $  61
Interest income              (11)      (10)            (20)       (20)
---------------------------------------------------------------------
Interest expense, net      $  17     $  19           $  36      $  41
=====================================================================

Allocated to continuing
operations                 $  17     $  19           $  36      $  34
=====================================================================
Allocated to discontinued
operation                  $  --     $  --           $  --      $   7
=====================================================================

The allocation of interest to continuing operations and the discontinued operation was based on estimated relative net assets of these operations.

4.  OTHER INCOME
----------------

Other income for the quarter and six months ended June 30, 2001 included a gain of approximately $100 million from the disposal of a non-strategic investment by contribution to the company's pension trust. This gain was substantially offset by impairment charges for other assets and investments whose decline in value is deemed to be other than temporary.

5.  STOCK SPLIT
---------------

On February 27, 2001, Baxter's board of directors approved a 2 for 1 stock split of the company's common shares. This approval was subject to shareholder approval of an increase in the number of authorized shares of common stock, which was received at the company's annual meeting on May 1, 2001. On May 30, 2001, shareholders of record on May 9, 2001 received one additional share of Baxter common stock for each share held on May 9, 2001. All share and per share data in the condensed consolidated financial statements and notes have been adjusted and restated to reflect the stock split.

6.  EARNINGS PER SHARE
----------------------

The numerator for both basic and diluted earnings per share (EPS) is net earnings available to common shareholders. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The following is a reconciliation of the shares (denominator) of the basic and diluted per-share computations:

------------------------------------------------------------------------------------------------
                                                       Three months ended       Six months ended
                                                            June 30,                June 30,
(in millions)                                          2001          2000       2001        2000
------------------------------------------------------------------------------------------------
Basic EPS shares                                        590           583        589         582
------------------------------------------------------------------------------------------------
Effect of dilutive securities
  Employee stock options                                 17             9         17           8
  Employee stock purchase plans and equity
    forward agreements                                    1             2          1           2
------------------------------------------------------------------------------------------------
Diluted EPS shares                                      608           594        607         592
================================================================================================

7.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
-------------------------------------------------

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

Adoption of SFAS 133
--------------------

The company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments at the beginning of fiscal year 2001. In accordance with the transition provisions of SFAS No. 133, upon adoption the company recorded a cumulative effect reduction to earnings of approximately $52 million (net of income tax benefit of approximately $32 million), and a cumulative effect increase to OCI of approximately $8 million (net of income tax of approximately $5 million).

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

The following table summarizes activity (net-of-tax) in accumulated other comprehensive income (loss) (AOCI) related to cash flow hedges held by the company:

----------------------------------------------------------------------------------
                                           Three months ended     Six months ended
(in millions)                                June 30, 2001          June 30, 2001
----------------------------------------------------------------------------------

Balance at beginning of period                        $ 78                   $ --
Cumulative effect of accounting change                  --                      8
Net gain in fair value of derivatives                   32                    104
Net gain reclassified to earnings                       (6)                    (8)
----------------------------------------------------------------------------------
Balance at June 30, 2001                              $104                   $104
==================================================================================

For the six months ended June 30, 2001, the net amount recorded in other income and expense relating to hedge ineffectiveness and the component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness were immaterial to the company's condensed consolidated financial statements.

As of June 30, 2001, approximately $52 million of deferred net after-tax gains on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months, coinciding with when the hedged items are expected to impact earnings. The hedged items principally include intercompany sales and interest payments on third-party debt. The maximum term over which the company has hedged exposures to the variability of cash flows, excluding interest payments on term debt, is four years.

Fair value hedges
-----------------
The company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These instruments serve to hedge the company's earnings from fluctuations in interest rates. For the six months ended June 30, 2001, no portion of the change in fair value of the company's fair value hedges was ineffective or excluded from the assessment of hedge effectiveness.

Hedges of net investments in foreign operations
-----------------------------------------------
The company uses cross currency interest rate swaps and foreign currency denominated debt to hedge its stockholders' equity balance from the effects of fluctuations in currency exchange rates. The company measures ineffectiveness on the swaps based upon changes in spot foreign exchange rates. Approximately $206 million of net after-tax gains related to the derivative and nonderivative instruments were included in the company's CTA account as of June 30, 2001.

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

In November 1999, the company and Nexell Therapeutics Inc. (Nexell) entered into an agreement whereby Baxter agreed to issue put rights in connection with a $63 million private placement by Nexell of preferred stock. The put rights were issued in conjunction with Nexell's repayment of amounts owed to the company. The preferred stock is convertible at the option of the holders into common stock of Nexell at $11 per share at any time until November 2006. The put rights provide the holders of the preferred stock with the ability to cause Baxter to purchase the preferred stock from November 2002 until November 2004. The purchase price to be paid by Baxter would reflect a per annum compounded return to the holders of the preferred stock of 5.91%. The changes in fair value of the put rights are recorded directly to other income or expense. Such changes were not significant for the three or six months ended June 30, 2001.

8. ACQUISITIONS
---------------

Acquisitions during the six months ended June 30, 2001 and 2000 were accounted for under the purchase method. Results of operations of acquired companies are included in the company's results of operations as of the respective acquisition dates. The purchase price of each acquisition was allocated to the net assets acquired based on preliminary estimates of their fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net tangible assets, identifiable intangible assets and liabilities acquired was allocated to goodwill. The allocation of purchase price is subject to revision based on the final determination of fair values.

Sera-Tec Biologicals, L.P.
--------------------------

In February 2001, the company acquired Sera-Tec Biologicals, L.P. (Sera-Tec) for approximately $127 million, which was paid in approximately 2.8 million shares of Baxter International Inc. common stock. Sera-Tec owns and operates 80 plasma centers in 28 states, and a central testing laboratory. Approximately $141 million of the purchase price was allocated to goodwill. Goodwill is being amortized on a straight-line basis over 40 years.

Pro forma information
---------------------

The following unaudited pro forma information presents a summary of the company's consolidated results of operations as if acquisitions during 2001 and 2000 had taken place as of the beginning of the current and preceding fiscal year.

------------------------------------------------------------------------------------------------
                                                        Three months ended     Six months ended
                                                             June 30,              June 30,
(in millions, except per share data)                       2001       2000       2001       2000
------------------------------------------------------------------------------------------------
Net sales                                                $1,871     $1,756     $3,646     $3,428
Income from continuing operations before cumulative
   effect of accounting change                           $  253     $   32     $  469     $  207
Net income                                               $  253     $   34     $  417     $  209
Earnings per diluted common share                        $  .42     $  .06     $  .68     $  .35
------------------------------------------------------------------------------------------------

These pro forma results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future. The diluted pro forma earnings and per-share earnings included in the table above for 2000 primarily reflect the historical pre-acquisition net losses reported by North American Vaccine, Inc., which was acquired in June 2000. The pro forma information above also includes certain other recent acquisitions.

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

9. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES
---------------------------------------------------

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

Certain items are maintained at corporate headquarters (Corporate) and are not allocated to the segments. They primarily include most of the company's debt and cash and equivalents and related net interest expense, corporate headquarters costs, certain non-strategic investments and related income and expense, deferred income taxes, the majority of hedging activities, and certain litigation liabilities and related insurance receivables.

Financial information for the company's segments for the three and six months ended June 30 is as follows:

                              Medication
(in millions)                   Delivery  BioScience  Renal   Other    Total
----------------------------------------------------------------------------

For the three months ended
--------------------------
June 30,
--------

2001
----
Net sales                         $  708      $  686   $476      --   $1,870
Pretax income                        113         131     72  $   26      342

2000
----
Net sales                         $  667      $  575   $452      --   $1,694
Pretax income                         99         131     78   ($295)      13

For the six months ended
------------------------
June 30,
--------

2001
----
Net sales                         $1,377      $1,317   $933      --   $3,627
Pretax income                        215         244    138  $   32      629

2000
----
Net sales                         $1,287      $1,117   $873      --   $3,277
Pretax income                        183         244    156   ($313)     270
----------------------------------------------------------------------------

The following are reconciliations of total segment amounts to amounts per the condensed consolidated income statements:

                                                                  Three months
                                                                 ended June 30,
                                                                 --------------
(in millions)                                                     2001     2000
-------------------------------------------------------------------------------
Pretax income
-------------
Total pretax income from segments                                 $316    $ 308
Unallocated amounts
   Interest expense, net                                           (17)     (19)
   In-process research and development and acquisition-
      related charges                                               --     (286)
   Other Corporate items                                            43       10
--------------------------------------------------------------------------------
Income from continuing operations before income
  taxes                                                           $342    $  13
--------------------------------------------------------------------------------


                                                               Six months
                                                             ended June 30,
                                                             --------------
(in millions)                                                2001     2000
---------------------------------------------------------------------------
Pretax income
-------------
Total pretax income from segments                            $597    $ 583
Unallocated amounts
   Interest expense, net                                      (36)     (34)
   In-process research and development and acquisition-
      related charges                                          --     (286)
   Other Corporate items                                       68        7
---------------------------------------------------------------------------
Income from continuing operations before income
  taxes and cumulative effect of accounting change           $629    $ 270
---------------------------------------------------------------------------

11. SUBSEQUENT EVENT
--------------------

In August 2001, Baxter signed an agreement with Degussa AG to acquire its ASTA Medica Oncology subsidiary, Asta Medica Onkologie GmbH & CoKG ("ASTA") for approximately 525 million Euros ($470 million). Pending approval by relevant authorities, the transaction is expected to close before the end of 2001. ASTA develops, produces and markets oncology products worldwide, with significant market presence in Europe, North America and Latin America. ASTA's net sales, primarily of chemotherapy agents, totaled approximately $130 million in 2000. It is estimated that a substantial portion of the purchase price will be allocated to in-process research and development (IPR&D) which, under GAAP, will be immediately expensed by the company. Excluding the IPR&D charge, the acquisition is not expected to have a significant impact on 2001 earnings and is expected to be accretive to earnings in 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Baxter International Inc.'s (the company or Baxter) 2000 Annual Report to Stockholders (Annual Report) contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000. In the Annual Report, management outlined its key financial objectives for 2001. The table below reflects these objectives and the company's results through June 30, 2001.

-----------------------------------------------------------------------------------------------------
                                                                  RESULTS THROUGH
          FULL YEAR 2001 OBJECTIVES                                JUNE 30, 2001
-----------------------------------------------------------------------------------------------------
 .  Increase net sales in the low double               .  Net sales during the six months ended
   digits.                                               June 30, 2001 increased 11 percent.
                                                         Excluding the effects of changes in currency
                                                         exchange rates, net sales increased 16
                                                         percent.
-----------------------------------------------------------------------------------------------------

 .  Increase net earnings in the mid-teens.            .  Net earnings from continuing operations
                                                         increased 13 percent for the first half of
                                                         the year, excluding the first quarter 2001
                                                         cumulative effect of a change in accounting
                                                         principle and second quarter 2000 charge for
                                                         in-process research and development (IPR&D)
                                                         and acquisition-related costs.
-----------------------------------------------------------------------------------------------------
 .  Generate $500 million in operational cash          .  The company had operational cash outflow of
   flow, after investing more than $1 billion            $279 million during the six months ended
   in capital expenditures and research and              June 30, 2001. Cash outflows are typical
   development.                                          during the first half of the year based on
                                                         the timing of receipts and disbursements.
                                                         The total of capital expenditures and
                                                         research and development expenses for the
                                                         six months ended June 30, 2001 was $513
                                                         million.
-----------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

The following management discussion and analysis pertains to continuing operations, unless otherwise noted.

NET SALES

-----------------------------------------------------------------------------------------
                       Three months ended                   Six months ended
                            June 30,           Percent            June 30,        Percent
(in millions)            2001        2000     increase        2001       2000    increase
-----------------------------------------------------------------------------------------
International          $  932      $  930          --       $1,834     $1,789          2%
United States             938         764          23%       1,793      1,488         21%
-----------------------------------------------------------------------------------------
Total net sales        $1,870      $1,694          10%      $3,627     $3,277         11%
=========================================================================================

Excluding the effect of fluctuations in currency exchange rates, which impacted sales growth unfavorably for all three segments, total net sales growth was 15 percent and 16 percent for the three months and six months ended June 30, 2001, respectively. The United States dollar strengthened principally relative to the Euro and the Japanese Yen. Refer to Note 10 to the Condensed Consolidated Financial Statements for a summary of net sales by segment.

Medication Delivery

The Medication Delivery segment generated six percent and seven percent sales growth during the three months and six months ended June 30, 2001, respectively. Excluding the impact of fluctuations in currency exchange rates, sales growth was nine percent and 10 percent for the quarter and year-to-date period, respectively, with sales in both the domestic and international markets contributing strongly to the growth rate. Of the constant-currency sales growth, approximately two points and three points of growth in the quarter and six-month period, respectively, were generated from the anesthesia business, with a portion of such growth driven by the segment's sales of the first generic formulation of Propofol approved by the United States Food and Drug Administration. Propofol is an intravenous drug used for the induction or maintenance of anesthesia in surgery, and as a sedative in monitored anesthesia care. The majority of the remaining sales growth was due to increased sales of Colleague(R) electronic infusion pumps and intravenous fluids and administration sets used with electronic infusion pumps. In addition, sales of the segment's nutrition products and specialty therapies generated strong growth during both the quarter and year-to-date period.

BioScience

Sales in the BioScience segment increased 19 percent and 18 percent for the three months and six months ended June 30, 2001, respectively. Excluding the impact of fluctuations in currency exchange rates, sales growth was 25 percent and 24 percent for the quarter and year-to-date period, respectively, with the strongest sales growth in the domestic market. Of the constant-currency sales growth, approximately 17 points and 12 points of growth in the quarter and six-month period, respectively, were due to the increased sales of plasma-derived products, which was principally due to increased sales of plasma Factor VIII, improved pricing and the first quarter 2001 acquisition of Sera-Tec Biologicals, L.P. (Sera-Tec), which owns and operates 80 plasma centers in 28 states. Sales of recombinant products increased the segment's constant-currency growth rate by approximately eight points during both the quarter and year-to-date period, due principally to the company's recent increases in manufacturing capacity. Sales in the blood-collection and processing businesses also grew modestly during the quarter and year-to-date period, principally due to an increase in sales of products that provide for leukoreduction, which is the removal of white blood cells from blood products used for transfusion.

Renal
The Renal segment generated sales growth of five percent and seven percent during the three-month period and six-month period ended June 30, 2001, respectively. Excluding the impact of fluctuations in currency exchange rates, sales growth was 13 percent and 14 percent for the quarter and year-to-date period, respectively. The March 2000 acquisition of Althin Medical A.B. (Althin), a manufacturer of hemodialysis products, continues to be integrated into the segment's operations. Sales of Althin products contributed approximately one point to the segment's growth rate for the six months ended June 30, 2001. Strong growth was generated by the segment's Renal Therapy Services business, which operates dialysis clinics in partnership with local physicians in international markets, and the Renal Management Strategies business, which is a renal-disease management organization, with revenues from these businesses increasing approximately $30 million and $55 million during the quarter and six-month period, respectively. The remaining growth in the Renal segment was driven principally by hemodialysis product sales as well as continued penetration of products for peritoneal dialysis, particularly in Latin America, Europe and Asia.

The following tables show key ratios of certain income statement items as a percent of sales:

GROSS MARGIN AND EXPENSE RATIOS

                                 Three months ended                    Six months ended
                                      June 30,           Increase          June 30,          Increase
                                   2001        2000     (decrease)      2001       2000     (decrease)
-----------------------------------------------------------------------------------------------------
Gross profit margin                44.2%       44.1%       .1 pts       44.0%      43.8%       .2 pts
Marketing and
 administrative expenses           19.3%       19.8%      (.5 pts)      19.4%      19.9%      (.5 pts)
-----------------------------------------------------------------------------------------------------

The increase in the gross profit margin for the quarter and year-to-date period was due principally to a more favorable products and services mix, with the higher-margin BioScience segment generating strong sales for the quarter and year-to-date period. The gross profit margin is expected to continue to increase during the remainder of the year.

Marketing and administrative expenses decreased as a percent of sales in both the quarter and year-to-date period as compared to the prior year as the company continues to offset significant investments in attracting and retaining a talented workforce, by aggressively managing expenses and leveraging acquisitions. Management expects the expense ratio to continue to decline during the remainder of the year.

RESEARCH AND DEVELOPMENT

                                 Three months ended                   Six months ended
                                      June 30,           Percent          June 30,          Percent
(in millions)                      2001        2000     increase       2001       2000     increase
---------------------------------------------------------------------------------------------------
Research and
 development expenses             $ 104       $  93           12%     $ 207      $ 176           18%
As a percent of sales                 6%          5%                      6%         5%
---------------------------------------------------------------------------------------------------

Research and development (R&D) expenses above exclude the IPR&D charge recorded in June 2000, which principally related to the acquisition of North American Vaccine, Inc. (NAV). Refer to Baxter's 2000 Annual Report for a complete discussion of this charge. The increase in

R&D expenses for both the quarter and year-to-date period was primarily due to spending in the BioScience segment, and principally related to the next-generation recombinant product, vaccines, the next-generation oxygen-therapeutics program, as well as other R&D projects. Management expects R&D expenses to be incurred at approximately the same level for the remainder of 2001 as they were during the first half of 2001.

GOODWILL AMORTIZATION

Goodwill amortization increased for the three months and six months ended June 30, 2001 as compared to the prior year periods primarily due to the acquisitions of NAV in June 2000 and Sera-Tec in February 2001. For the three months and six months ended June 30, 2001, goodwill amortization on a net-of-tax basis was approximately $9 million and $19 million, respectively, or approximately $0.02 and $0.03 per diluted common share, respectively.

OTHER INCOME AND EXPENSE

Other income for the quarter and six months ended June 30, 2001 included a gain of approximately $100 million from the disposal of a non-strategic investment by contribution to the company's pension trust. This gain was substantially offset by impairment charges for other assets and investments whose decline in value is deemed to be other than temporary.

Net interest expense decreased for the three months ended June 30, 2001 as compared to the prior year period principally due to the May 2001 issuance of convertible debt, which bears a lower interest rate than the debt balances repaid with the proceeds from the issuance. See further discussion below. Net interest expense increased for the six months ended June 30, 2001 as compared to the prior year principally due to increased interest rates related to foreign currency denominated debt, partially offset by the effect of the second quarter 2001 issuance of convertible debt.

PRETAX INCOME

Refer to Note 10 to the Condensed Consolidated Financial Statements for a summary of financial results by segment. Certain items are maintained at the company's corporate headquarters and are not allocated to the segments. They primarily include the majority of the hedging activities, certain foreign currency fluctuations, net interest expense, income and expense related to certain non-strategic investments, and corporate headquarters costs. The following is a summary of the significant factors impacting the segments' financial results.

Medication Delivery
Pretax income increased 14 percent and 17 percent for the three months and six months ended June 30, 2001, respectively. The growth in pretax income was primarily a result of solid sales growth, the close management of costs, and the leveraging of expenses in conjunction with recent acquisitions, partially offset by the unfavorable impact of fluctuations in currency exchange rates and, for the six-month period, increased pump service costs.

BioScience
Pretax income was approximately flat for the three months and six months ended June 30, 2001. The effect of strong sales growth and an improved gross margin due to a change in product mix was offset by significantly increased R&D investments in the business and the unfavorable impact of fluctuations in currency exchange rates.

Renal
Pretax income decreased eight percent and 11 percent for the three months and six months ended June 30, 2001, respectively. The decrease in pretax income was principally due to an unfavorable product mix, unfavorable fluctuations in currency exchange rates, and sales and marketing investments in the business, partially offset by the effect of closely managing administrative costs.

INCOME TAXES FROM CONTINUING OPERATIONS

Excluding the 2000 charge for IPR&D and acquisition-related costs, the effective income tax rate for the three months and six months ended June 30, 2001 was substantially unchanged as compared to the prior year. Management expects the effective tax rate to remain at approximately the same level for the rest of the year.

DISCONTINUED OPERATION

On March 31, 2000, Baxter stockholders of record on March 29, 2000 received all of the outstanding stock of Edwards Lifesciences Corporation (Edwards), the company's cardiovascular business, in a tax-free spin-off. The first quarter 2000 income related to the discontinued operation was offset by costs directly associated with effecting the business distribution. The income statement activity during the second quarter of 2000 related to certain operations outside the United States.

CHANGE IN ACCOUNTING PRINCIPLE

As further discussed in Note 7 to the Condensed Consolidated Financial Statements, the company adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments at the beginning of fiscal year 2001. In accordance with the transition provisions of SFAS No. 133, upon adoption the company recorded a cumulative effect reduction to earnings of approximately $52 million (net of tax benefit of approximately $32 million), and a cumulative effect increase to OCI of approximately $8 million (net of tax of approximately $5 million).

SUBSEQUENT EVENT

In August 2001, the company signed an agreement with Degussa AG to acquire its ASTA Medica Oncology subsidiary, Asta Medica Onkologie GmbH & CoKG ("ASTA"). ASTA develops, produces and markets oncology products worldwide, with significant market presence in Europe, North America and Latin America. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flows from continuing operations per the company's Condensed Consolidated Statements of Cash Flows decreased for the six months ended June 30, 2001. The effect of increased earnings (before non-cash items) in 2001 was more than offset by the effect of decreases in accounts payable balances, increases in accounts receivable and inventories, and cash payments relating to the company's litigation.

Cash flows from investing activities increased for the six months ended June 30, 2001. Capital expenditures were higher for the six months ended June 30, 2001 as compared to the prior year as the company increased its investments in various capital projects across the three segments. The increased investments principally pertained to the BioScience segment, as the company is in the process of increasing manufacturing capacity for vaccines and plasma-based and recombinant products. Net cash outflows relating to acquisitions decreased during the first six months of 2001 as compared to the prior year period. Approximately $21 million of the 2001 total related to acquisitions of dialysis centers in international markets, with the remainder pertaining to individually insignificant items. As further discussed in Note 8 to the Condensed Consolidated Financial Statements, the purchase price of the March 2001 Sera-Tec acquisition was paid with Baxter International Inc. common stock. In 2000, net cash outflows relating to acquisitions included approximately $55 million related to the Renal segment's above-mentioned acquisition of Althin. A portion of this purchase price was paid in Baxter International Inc. common stock. Approximately $110 million of the 2000 total related to several acquisitions and investments in the Medication Delivery segment, the largest of which was the January 2000 acquisition of certain assets of Sabratek Corporation, a domestic ambulatory and infusion pump business. In addition, the company made certain minor acquisitions and investments across the various businesses and product lines.

Cash flows from financing activities decreased for the six months ended June 30, 2001. The change in cash flows from financing activities was impacted by the change in net cash used in operations and investing activities, which in total increased during the first six months of 2001 as compared to the prior year. During May 2001, the company issued $800 million in convertible debt. The securities mature in 20 years, bear a 1.25 percent coupon, are convertible into common shares of Baxter stock under specified conditions, and carry certain call and put provisions. The proceeds from the convertible debt issuance were used to refinance certain of the company's short-term debt. Cash outflows relating to common stock dividends increased for the six-month period due to the company's change from a quarterly to an annual dividend payout schedule. Cash received for stock issued under employee benefit plans decreased principally due to the first quarter 2000 required exercise of stock options by employees transferring to Edwards as a result of the March 31, 2000 spin-off of that business. Cash outflows in 2001 relating to purchases of treasury stock were comparable to the prior year. The company's net-debt-to-capital ratio was 40.5 percent and 40.1 percent at June 30, 2001 and December 31, 2000, respectively.

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

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to operational cash flow provided by continuing operations:

---------------------------------------------------------------------------------------------------------------------
                                                                                           Six months ended June 30,
(in millions)                                                                           2001                     2000
---------------------------------------------------------------------------------------------------------------------
Cash flows from continuing operations per the company's
   Condensed Consolidated Statements of Cash Flows                                     $ (37)                   $ 152
Capital expenditures                                                                    (306)                    (256)
Net interest after tax                                                                    21                       21
Other, including mammary implant litigation                                               43                       (9)
---------------------------------------------------------------------------------------------------------------------
Operational cash flow - continuing operations                                          $(279)                   $ (92)
=====================================================================================================================

As authorized by the board of directors, the company repurchases its stock to optimize its capital structure depending upon its operational cash flows, net debt level and current market conditions. In November 1999, the board of directors authorized the repurchase of $500 million of common stock. The company began repurchasing under this program in 2000, and approximately $430 million of the authorized amount was repurchased as of June 30, 2001. In June 2001, the board of directors authorized the repurchase of an additional $500 million of common stock. Such repurchases will begin sometime after the 1999 authorization has been completed.

On February 27, 2001, Baxter's board of directors approved a 2 for 1 stock split of the company's common shares. This approval was subject to shareholder approval of an increase in the number of authorized shares of common stock, which was received at the company's annual meeting on May 1, 2001. On May 30, 2001, shareholders of record on May 9, 2001 received one additional share of Baxter common stock for each share held on May 9, 2001. All share and per share data in the Condensed Consolidated Financial Statements and accompanying notes has been adjusted and restated to reflect the stock split.

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

NEW ACCOUNTING STANDARDS
------------------------

Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued in July 2001. The Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations" and SFAS No. 38,
"Accounting for Preacquisition Contingencies of Purchased Enterprises."   All
business combinations in the scope of this Statement are to be accounted for using the purchase method. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The company is in the process of assessing the impact of adoption on its consolidated financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in July 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible
Assets."   SFAS No. 142 is effective for fiscal years beginning after December
15, 2001, and applies to all goodwill and other intangible assets recognized in the financial statements. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition, and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The company is in the process of assessing the impact of adoption on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a complete discussion, refer to the caption "Financial Instrument Market Risk" in the company's 2000 Annual Report to Stockholders on Form 10-K. Also, refer to Note 7 in Item 1. Financial Statements in this Form 10-Q for a discussion of the company's derivative instruments and hedging activities. As part of its risk management program, the company performs sensitivity analyses to assess potential changes in fair value relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at June 30, 2001 indicated that, if the U.S. Dollar uniformly fluctuated unfavorably by 10 percent against all currencies, the fair value of those contracts would decrease by approximately $221 million. With respect to the company's cross-currency swap agreements used to hedge net investments in foreign affiliates, if the U.S. Dollar uniformly weakened by 10 percent, the fair value of the contracts would decrease by approximately $218 million as of June 30, 2001. Any increase or decrease in the fair value of the financial instruments is substantially offset by a change in value of the hedged items. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

Review by Independent Accountants
---------------------------------

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2001 and 2000 have been performed by PricewaterhouseCoopers LLP, the company's independent accountants. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                       Report of Independent Accountants
                       ---------------------------------




To the Board of Directors and Stockholders of Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated February 16, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP
Chicago, Illinois
August 9, 2001

                          PART II.  OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

Baxter International Inc. and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the company or by companies that were acquired by the company. The most significant of these are reported in the company's Annual Report on Form 10-K for the year ended December 31, 2000, and material developments in such matters for the quarter ended June 30, 2001 are described below. Upon resolution of any such matters, Baxter may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the company's net income and net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Baxter's consolidated financial position.


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

As of June 30, 2001, Baxter, together with certain of its subsidiaries, had been named as a defendant or co-defendant in 382 lawsuits and four claims relating to mammary implants, brought by approximately 1,161 plaintiffs, of which 855 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, 32 currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately 17 of the pending lawsuits against the company. Additionally, 723 plaintiffs have opted out of the Revised Settlement (representing approximately 299 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of June 30, 2001, 289 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the second quarter of 2001, Baxter obtained dismissals, or agreements for dismissals, with respect to 262 plaintiffs.

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

As of June 30, 2001, Baxter had been named in 61 lawsuits and 86 claims in the United States, Ireland, Italy, Taiwan, Japan, Spain, Sweden, France, and the Netherlands. The U.S.D.C. for the Northern District of Illinois has approved a settlement of all U.S. federal court factor concentrates cases. As of June 30, 2001, approximately 6,220 claimant groups had been found eligible to participate in the settlement, and approximately 300 claimants had opted out of the settlement. Approximately 6,217 of the claimant groups had received payments as of June 30, 2001 and payments are expected to continue through 2001 as releases are received from the remaining claimant groups. The company also has been named in four purported class actions. None of these class actions has been certified for trial.

In Japan, Baxter is a defendant, along with the Japanese government and four other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of June 30, 2001, the cases involved 1,348 plaintiffs, of whom 1,337 have settled their claims.

In addition, Immuno International AG (Immuno), acquired by Baxter in 1996, has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by factor concentrates containing the HIV virus. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. Pursuant to the stock purchase agreement between the company and Immuno, as revised in April 1999 in consideration for a payment by the company of 29 million Swiss Francs to Immuno as additional purchase price, approximately 26 million Swiss Francs of the purchase price is being withheld to cover these contingent liabilities.

As previously reported in the company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company's Gammagard(R) IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard(R) IVIG. As of June 30, 2001, Baxter was a defendant in 20 lawsuits and 21 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. One class action in the United States has been certified. In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used Gammagard(R) IVIG between January 1993 and February 1994.

Other
------
As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of June 30, 2001, the company had been named as a defendant in 608 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-1997 C.D.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The company's annual meeting of stockholders was held on May 1, 2001 for the purpose of electing directors, approving an amendment to Baxter's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, approving the incentive compensation program and the appointment of auditors, and voting on the stockholder proposal listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Each of management's nominees for directors, as listed in the proxy statement, were elected with the number of votes set forth below.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Number of Votes
                                                                                 -----------------------------------------------
                                                                                                                      Abstained/
                                                                                               In Favor                Withheld
                                                                                              -----------             ----------
Pei-yuan Chia                                                                                 239,592,165              3,184,493
Arnold J. Levine, Ph.D.                                                                       238,559,320              4,217,338
Monroe E. Trout, M.D.                                                                         239,520,691              3,255,967

The results of other matters voted upon at the annual meeting are as follows:
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              Number of Votes
                                                                                              -----------
                                                                                                                        Broker
                                                                                    In Favor      Against  Abstained   Non-Votes
                                                                                 -----------  -----------  ---------  ----------

The appointment of                                                               231,619,228   10,233,161    924,269           0
PricewaterhouseCoopers LLP
as independent accountants for
the company in 2001 was approved.

The proposal to amend Baxter's                                                   228,479,348   13,142,728  1,154,582           0
Restated Certificate of
Incorporation, as amended,
to increase the number of
authorized shares of
common stock was approved.

The Baxter International Inc.                                                    211,877,236   29,150,437  1,748,985           0
2001 Incentive Compensation
Program was approved.

The stockholder proposal relating                                                125,996,959   76,650,737  4,195,911  35,933,051
to the declassification of the Board
of Directors was approved.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on May 1, 2001, under "Item 5 - Other Events," which reported that the shareholders of Baxter International Inc. (Baxter) approved an amendment to Baxter's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 350,000,000 to one billion.

     A report on Form 8-K was filed on May 22, 2001, under "Item 5 - Other Events," which reported that Baxter had issued $800 million of convertible debentures.

     A report on Form 8-K was filed on June 27, 2001, under "Item 5 - Other Events," which reported that the number of shares of common stock of Baxter registered by certain registration statements on Forms S-3 are deemed to cover additional shares of common stock issued or issuable to the selling stockholders there under as a result of Baxter's 2 for 1 stock split.

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


                                    BAXTER INTERNATIONAL INC.
                                    ------------------------------------
                                         (Registrant)


Date: August 9, 2001                By:  /s/ Brian P. Anderson
                                         -------------------------------
                                         Brian P. Anderson
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Chief Accounting Officer)

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

--------------------------------------------------------------------------------

Number   Description of Exhibit
------   ----------------------
10.28    Non-Employee Director Stock Option Plan

12       Computation of Ratio of Earnings to Fixed Charges

15       Letter Re Unaudited Interim Financial Information

(All other exhibits have been omitted because they are not applicable or not required)