Form 10-Q
period 2001-09-30
BAXTER INTERNATIONAL INC
filed 2001-11-06
CIK 10456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      -------
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                               Yes  X     No_____
                                   ---

   The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of October 31, 2001 was 590,351,181 shares.

                            BAXTER INTERNATIONAL INC.
                                    FORM 10-Q
                For the quarterly period ended September 30, 2001
                                TABLE OF CONTENTS

                                                                                              Page Number
                                                                                              -----------
Part I.    FINANCIAL INFORMATION
--------------------------------
Item 1.    Financial Statements
              Condensed Consolidated Statements of Income.................................              2
              Condensed Consolidated Balance Sheets ......................................              3
              Condensed Consolidated Statements of Cash Flows ............................              4
              Notes to Condensed Consolidated Financial Statements .......................              5
Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..................................................             15
Item 3.    Quantitative and Qualitative Disclosures About Market Risk ....................             24
Review by Independent Accountants ........................................................             25
Report of Independent Accountants ........................................................             26

Part II.   OTHER INFORMATION
----------------------------
Item 1.    Legal Proceedings .............................................................             27
Item 2.    Change in Securities and Use of Proceeds.......................................             30
Item 6.    Exhibits and Reports on Form 8-K ..............................................             30
Signature ................................................................................             31
Exhibits .................................................................................             32

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Baxter International Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (unaudited)
                      (in millions, except per share data)

                                                                      Three months ended        Nine months ended
                                                                         September 30,            September 30,
                                                                       2001        2000        2001         2000
                                                                  ----------------------- ------------------------

   Net sales                                                         $1,900      $1,687      $5,527       $4,964
   Costs and expenses
     Cost of goods sold                                               1,045         925       3,075        2,768
     Marketing and administrative expenses                              352         328       1,056          979
     Research and development expenses                                  105          97         312          273
     In-process research and development and acquisition-
       related charges                                                   --          --          --          286
     Goodwill amortization                                               12           9          35           20
     Interest, net                                                       19          25          55           59
     Other income                                                        (1)         (9)         (3)          (3)
------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                         1,532       1,375       4,530        4,382
------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before income taxes
     and cumulative effect of accounting change                         368         312         997          582
     Income tax expense                                                  96          81         258          114
------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before cumulative
     effect of accounting change                                        272         231         739          468
   Discontinued operation
     Income from discontinued operation, net of applicable
       income tax expense of $5 in 2000                                  --          --          --           14
     Costs associated with effecting the business distribution           --          --          --          (12)
------------------------------------------------------------------------------------------------------------------
   Total discontinued operation                                          --          --          --            2
------------------------------------------------------------------------------------------------------------------
   Income before cumulative effect of accounting
     change                                                             272         231         739          470
   Cumulative effect of accounting change, net of
     income tax benefit of $32                                           --          --         (52)          --
------------------------------------------------------------------------------------------------------------------
   Net income                                                        $  272      $  231      $  687       $  470
==================================================================================================================

   Earnings per basic common share
     Continuing operations, before cumulative effect of
      accounting change                                              $  .46      $  .39      $ 1.25       $  .80
     Cumulative effect of accounting change                              --          --        (.09)          --
------------------------------------------------------------------------------------------------------------------
     Net income                                                      $  .46      $  .39      $ 1.16       $  .80
==================================================================================================================

   Earnings per diluted common share
     Continuing operations, before cumulative effect of
      accounting change                                              $  .45      $  .38      $ 1.22       $  .79
     Cumulative effect of accounting change                              --          --        (.09)          --
------------------------------------------------------------------------------------------------------------------
     Net income                                                      $  .45      $  .38      $ 1.13       $  .79
==================================================================================================================

   Weighted average number of common shares outstanding
     Basic                                                              589         590         589          584
==================================================================================================================
     Diluted                                                            609         604         607          595
==================================================================================================================

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                          (in millions, except shares)

---------------------------------------------------------------------------------------------------------------------
                                                                              September 30,           December 31,
                                                                                       2001                   2000
                                                                                (unaudited)
                                                                                -------------------------------------

Current assets    Cash and equivalents                                               $  470                 $  579
                  Accounts receivable                                                 1,519                  1,387
                  Notes and other current receivables                                   167                    155
                  Inventories                                                         1,415                  1,159
                  Short-term deferred income taxes                                      116                    159
                  Prepaid expenses                                                      377                    212
                  ---------------------------------------------------------------------------------------------------
                  Total current assets                                                4,064                  3,651
---------------------------------------------------------------------------------------------------------------------
Property,         At cost                                                             5,539                  4,978
plant and         Accumulated depreciation and amortization                          (2,411)                (2,171)
equipment         ---------------------------------------------------------------------------------------------------
                  Net property, plant and equipment                                   3,128                  2,807
---------------------------------------------------------------------------------------------------------------------
Other assets      Goodwill and other intangibles                                      1,592                  1,239
                  Insurance receivables                                                 104                    160
                  Other                                                                 775                    876
                  ---------------------------------------------------------------------------------------------------
                  Total other assets                                                  2,471                  2,275
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $9,663                 $8,733
=====================================================================================================================

Current           Short-term debt                                                    $  522                 $  576
liabilities       Current maturities of long-term debt and lease obligations             43                     58
                  Accounts payable and accrued liabilities                            1,297                  1,990
                  Income taxes payable                                                  683                    748
                  ---------------------------------------------------------------------------------------------------
                  Total current liabilities                                           2,545                  3,372
---------------------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                                  2,576                  1,726
---------------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                         117                    160
---------------------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                                        133                    184
---------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                             714                    632
---------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
---------------------------------------------------------------------------------------------------------------------
Stockholders'     Common stock, $1 par value, authorized 1,000,000,000
equity               shares in 2001 and 700,000,000 in 2000, issued
                     599,161,212 shares in 2001 and 596,266,502 shares
                     in 2000                                                            599                    596
                  Common stock in treasury, at cost, 9,062,515
                     shares in 2001 and 9,906,124 shares in 2000                       (292)                  (349)
                  Additional contributed capital                                      2,332                  2,208
                  Retained earnings                                                   1,516                    853
                  Accumulated other comprehensive loss                                 (577)                  (649)
                  ---------------------------------------------------------------------------------------------------
                  Total stockholders' equity                                          3,578                  2,659
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $9,663                 $8,733
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

                   Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                  (in millions)

---------------------------------------------------------------------------------------------------------------------
                                                                                   Nine months ended September 30,
(brackets denote cash outflows)                                                        2001                   2000
                                                                                -------------------------------------
Cash flows        Income from continuing operations before cumulative
from                 effect of non-cash accounting change                            $  739                $   468
operations        Adjustments
                     Depreciation and amortization                                      328                    301
                     Deferred income taxes                                               90                    (48)
                     In-process research and development and acquisition-
                        related charges                                                  --                    286
                     Other                                                              (25)                    24
                  Changes in balance sheet items
                     Accounts receivable                                               (199)                    31
                     Inventories                                                       (223)                  (174)
                     Accounts payable and other accrued liabilities                    (251)                  (359)
                     Net litigation payments and other                                  (98)                   (63)
                  ---------------------------------------------------------------------------------------------------
                  Cash flows from continuing operations                                 361                    466
Cash flows relating to discontinued operation                                            --                    (19)
---------------------------------------------------------------------------------------------------------------------
Cash flows from operations                                                              361                    447
---------------------------------------------------------------------------------------------------------------------
Cash flows        Capital expenditures                                                 (493)                  (398)
from investing    Acquisitions (net of cash received)
activities           and investments in affiliates                                     (248)                  (321)
                  Divestitures and other asset dispositions                              (9)                   (34)
---------------------------------------------------------------------------------------------------------------------
                  Cash flows from investing activities                                 (750)                  (753)
---------------------------------------------------------------------------------------------------------------------
Cash flows        Issuances of debt and lease obligations                             1,790                    863
from financing    Redemptions of debt and lease obligations                            (783)                (1,088)
activities        Increase (decrease) in debt with maturities
                     of three months or less, net                                      (323)                   785
                  Common stock cash dividends                                          (341)                   (84)
                  Stock issued under employee benefit plans                             150                    194
                  Purchases of treasury stock                                          (219)                  (350)
---------------------------------------------------------------------------------------------------------------------
                  Cash flows from financing activities                                  274                    320
---------------------------------------------------------------------------------------------------------------------
Effect of currency exchange rate changes on cash and equivalents                          6                    (52)
---------------------------------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                                       (109)                   (38)
Cash and equivalents at beginning of period                                             579                    606
---------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                $  470                $   568
=====================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)

1. FINANCIAL INFORMATION
   ---------------------

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

Comprehensive income
--------------------
Total comprehensive income was $65 million and $223 million for the three months ended September 30, 2001 and 2000, respectively, and was $670 million and $418 million for the nine months ended September 30, 2001 and 2000, respectively. The decline in comprehensive income in the quarter was principally related to foreign currency hedges. The increase in comprehensive income for the nine-month period was principally related to currency translation adjustments, partially offset by foreign currency hedges.

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

SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in July 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangible assets recognized in the financial statements. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition, and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The company will adopt the standard in its entirety at the beginning of 2002. As required by the Statement, certain provisions will be applied to goodwill and other acquired intangible assets for which the date of acquisition is July 1, 2001, or later. The company is in the process of assessing the impact of adoption on its consolidated financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The company plans to adopt the standard at the beginning of 2002, and is in the process of assessing the impact of adoption on its consolidated financial statements.

2. INVENTORIES
--------------

Inventories consisted of the following:

------------------------------------------------------------------------------
                                           September 30,          December 31,
(in millions)                                   2001                 2000
------------------------------------------------------------------------------
Raw materials                                 $  384               $  261
Work in process                                  225                  174
Finished products                                806                  724
------------------------------------------------------------------------------
Total inventories                             $1,415               $1,159
==============================================================================

3. INTEREST, NET
----------------

Net interest expense consisted of the following:

-------------------------------------------------------------------------------------------------
                                                   Three months ended       Nine months ended
                                                      September 30,            September 30,
(in millions)                                      2001         2000       2001           2000
-------------------------------------------------------------------------------------------------
Interest expense                                    $27         $ 35       $ 83           $ 96
Interest income                                      (8)         (10)       (28)           (30)
-------------------------------------------------------------------------------------------------
Interest expense, net                               $19         $ 25       $ 55           $ 66
=================================================================================================

Allocated to continuing operations                  $19         $ 25       $ 55           $ 59
=================================================================================================
Allocated to discontinued operation                 $--         $ --       $ --           $  7
=================================================================================================

The allocation of interest to continuing operations and the discontinued operation was based on estimated relative net assets of these operations.

4. OTHER INCOME
---------------

Other income for the nine months ended September 30, 2001 included a gain of approximately $100 million from the disposal of a non-strategic investment by contribution to the company's pension trust. This gain was substantially offset by impairment charges for other assets and investments whose decline in value was deemed to be other than temporary.

5. STOCK SPLIT
--------------

On February 27, 2001, Baxter's board of directors approved a 2 for 1 stock split of the company's common shares. On May 1, 2001, the split was approved by the company's shareholders. On May 30, 2001, shareholders of record on May 9, 2001 received one additional share of Baxter common stock for each share held on May 9, 2001. All share and per share data in the condensed consolidated financial statements and notes have been adjusted and restated to reflect the stock split.

6. EARNINGS PER SHARE
---------------------

The numerator for both basic and diluted earnings per share (EPS) is net earnings available to common shareholders. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The following is a reconciliation of the shares (denominator) of the basic and diluted per-share computations:

-------------------------------------------------------------------------------------------------
                                                    Three months ended      Nine months ended
                                                     September 30,           September 30,
(in millions)                                      2001          2000      2001           2000
-------------------------------------------------------------------------------------------------
Basic EPS shares                                    589           590       589            584
-------------------------------------------------------------------------------------------------
Effect of dilutive securities
   Employee stock options                            19            13        17             10
   Employee stock purchase plans and equity
      forward agreements                              1             1         1              1
-------------------------------------------------------------------------------------------------
Diluted EPS shares                                  609           604       607            595
=================================================================================================

7. FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
-----------------------------------------------

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

Cash flow hedges
----------------
The company principally uses option and forward contracts to hedge the risk to earnings associated with fluctuations in currency exchange rates relating to the company's firm commitments and forecasted transactions expected to be denominated in foreign currencies. The company also periodically uses forward-starting interest rate swaps to hedge the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of term debt.

The following table summarizes activity (net-of-tax) in accumulated other comprehensive income (loss) (AOCI) related to cash flow hedges held by the company:

---------------------------------------------------------------------------------------------------------------------
                                                                  Three months ended            Nine months ended
(in millions)                                                     September 30, 2001           September 30, 2001
---------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                $104                         $ --
Cumulative effect of accounting change                                          --                            8
Net (loss) gain in fair value of derivatives                                   (53)                          51
Net gain reclassified to earnings                                              (11)                         (19)
---------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                                                 $ 40                         $ 40
=====================================================================================================================

For the nine months ended September 30, 2001, the net amount recorded in other income and expense relating to hedge ineffectiveness and the component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness were immaterial to the company's condensed consolidated financial statements.

As of September 30, 2001, approximately $24 million of deferred net after-tax gains on derivative instruments accumulated in AOCI are expected to be reclassified to earnings during the next twelve months, coinciding with when the hedged items, which principally include intercompany sales and interest payments on third-party debt, are expected to impact earnings. The maximum term over which the company has hedged exposures to the variability of cash flows is four years.

Fair value hedges
-----------------
The company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These instruments serve to hedge the company's earnings from fluctuations in interest rates. For the nine months ended September 30, 2001, no portion of the change in fair value of the company's fair value hedges was ineffective or excluded from the assessment of hedge effectiveness.

Hedges of net investments in foreign operations
-----------------------------------------------
The company uses cross currency interest rate swaps and foreign currency denominated debt to hedge its stockholders' equity balance from the effects of fluctuations in currency exchange rates. The company measures ineffectiveness on the swaps based upon changes in spot foreign exchange rates. Approximately $4 million of net after-tax gains related to the derivative and nonderivative instruments were included in the company's CTA account as of September 30, 2001.

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

In November 1999, the company and Nexell Therapeutics Inc. (Nexell) entered into an agreement whereby Baxter agreed to issue put rights in connection with a $63 million private placement by Nexell of preferred stock. The put rights were issued in conjunction with Nexell's repayment of amounts owed to the company. The preferred stock is convertible at the option of the holders into common stock of Nexell at $11 per share at any time until November 2006. The put rights provide the holders of the preferred stock with the ability to cause Baxter to purchase the preferred stock from November 2002 until November 2004. The purchase price to be paid by Baxter would reflect a per annum compounded return to the holders of the preferred stock of 5.91%. The company and Nexell entered into a separate agreement whereby the purchase price of the preferred stock will be adjusted downward in accordance with the terms of the agreement in the event that the put rights are exercised by the holders. The changes in fair value of the put rights and the separate agreement are recorded directly to other income or expense. Such changes were not material for the three or nine months ended September 30, 2001.

In order to reduce its overall financing costs, the company periodically sells its trade accounts receivable. During the nine months ended September 30, 2001, the company generated net operating cash flows of approximately $90 million relating to such sales. The portfolio of accounts receivable that the company services totaled approximately $680 million at September 30, 2001. The net gains and losses recognized upon sale of the receivables, amounts relating to the company's servicing of the receivables, and delinquencies were not material to the condensed consolidated financial statements.

8. ACQUISITIONS
---------------

Acquisitions during the nine months ended September 30, 2001 and 2000 were accounted for under the purchase method. The company applied the provisions of SFAS No. 141 in accounting for acquisitions for which the date of acquisition is after June 30, 2001. In accordance with SFAS No.142, goodwill related to acquisitions for which the date of acquisition is after June 30, 2001 is not being amortized. Results of operations of acquired companies are included in the company's results of operations as of the respective acquisition dates. The purchase price of each acquisition was allocated to the net assets acquired based on preliminary estimates of their fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net tangible assets, identifiable intangible assets and liabilities acquired was allocated to goodwill. The allocation of purchase price is subject to revision based on the final determination of fair values.

Cook Pharmaceutical Solutions
-----------------------------
In August 2001, the company acquired Cook Pharmaceutical Solutions, formerly a unit of Cook Group Incorporated (Cook) for approximately $220 million, which was paid in approximately 2.1 million shares of Baxter International Inc. common stock and $111 million in cash. The acquisition of Cook, which was a business that provides contract manufacturing filling of syringes and vials, supports the company's strategic initiative to become a full-line provider of drug delivery solutions. The following condensed balance sheet summarizes the estimated fair values of the net assets acquired at the date of acquisition (in millions):

              ---------------------------------------------------------
              Current assets                                       $  5
              Property, plant and equipment                          69
              Goodwill                                              136
              Other intangible assets                                10
              ---------------------------------------------------------
              Net assets acquired                                  $220
              =========================================================

The purchase price allocation has not been finalized and is subject to adjustment. The acquired intangible assets consist of customer relationships and have a ten-year weighted-average life. The goodwill was allocated to the Medication Delivery segment and is expected to be fully deductible for tax purposes.

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

--------------------------------------------------------------------------------------------------------------------
                                                                   Three months ended         Nine months ended
                                                                      September 30,              September 30,
(in millions, except per share data)                               2001           2000        2001           2000
--------------------------------------------------------------------------------------------------------------------
Net sales                                                        $1,905        $1,775      $5,592          $5,250
Income from continuing operations before cumulative
   effect of accounting change                                   $  270        $  233      $  736          $  438
Net income                                                       $  270        $  233      $  684          $  440
Earnings per diluted common share                                $  .44        $  .38      $ 1.12          $  .72
--------------------------------------------------------------------------------------------------------------------

These pro forma results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future. The pro forma net income relating to acquisitions for which the date of acquisition is after June 30, 2001 does not include amortization of goodwill. The diluted pro forma earnings and per-share earnings for the nine-month period ended September 30, 2000 included in the table above primarily reflect the historical pre-acquisition net losses reported by North American Vaccine, Inc., which was acquired in June 2000.

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

Financial information for the company's segments for the three and nine months ended September 30 is as follows:

                                     Medication
(in millions)                          Delivery       BioScience          Renal          Other         Total
-------------------------------------------------------------------------------------------------------------
For the three months ended
--------------------------
September 30,
-------------

2001
----
Net sales                                $  716           $  680         $  504             --        $1,900
Pretax income                               124              142             81           $ 21           368

2000
----
Net sales                                $  682           $  546         $  459             --        $1,687
Pretax income                               108              114             74           $ 16           312

For the nine months ended
-------------------------
September 30,
-------------

2001
----
Net sales                                $2,093           $1,997         $1,437             --        $5,527
Pretax income                               339              386            219           $ 53           997

2000
----
Net sales                                $1,969           $1,663         $1,332             --        $4,964
Pretax income                               291              358            230          ($297)          582

------------------------------------------------------------------------------------------------------------

The following are reconciliations of total segment amounts to amounts per the condensed consolidated income statements:

                                                                                            Three months
                                                                                         ended September 30,
                                                                                         -------------------
(in millions)                                                                             2001          2000
------------------------------------------------------------------------------------------------------------
Pretax income
-------------
Total pretax income from segments                                                         $347          $296
Unallocated amounts
     Interest expense, net                                                                 (19)          (25)
     Other Corporate items                                                                  40            41
------------------------------------------------------------------------------------------------------------
Income from continuing operations before income
     taxes                                                                                $368          $312
------------------------------------------------------------------------------------------------------------

                                       12

                                                                                    Nine months
                                                                             ended September 30,
                                                                             -------------------
(in millions)                                                                 2001          2000
------------------------------------------------------------------------------------------------
Pretax income
-------------
Total pretax income from segments                                             $944         $ 879
Unallocated amounts
     Interest expense, net                                                     (55)          (59)
     In-process research and development and acquisition-
        related charges                                                         --          (286)
     Other Corporate items                                                     108            48
-------------------------------------------------------------------------------------------------
Income from continuing operations before income
     taxes and cumulative effect of accounting change                         $997         $ 582
-------------------------------------------------------------------------------------------------

11. SUBSEQUENT EVENTS
---------------------

Acquisition of ASTA
-------------------
On October 30, 2001, Baxter acquired a subsidiary of Degussa AG, ASTA Medica Onkologie GmbH & CoKG (ASTA), for approximately 525 million Euros ($470 million). ASTA, which develops, produces and markets oncology products worldwide, offers the company a stronger presence in the oncology market as well as a significant drug development pipeline. ASTA's net sales, which consist primarily of chemotherapy agents, totaled approximately $130 million in 2000. The company is in the process of performing the purchase price allocation. It is estimated that a substantial portion of the purchase price will be allocated to in-process research and development (IPR&D) which, under GAAP, will be immediately expensed by the company. A substantial portion of the purchase price is also expected to be allocated to developed technology and goodwill. Excluding the IPR&D charge, the acquisition is not expected to have a significant impact on 2001 earnings and is expected to be accretive to earnings in 2002.

Dialyzers
---------
Following reports in October 2001 of patient deaths in Croatia, Baxter immediately initiated a voluntary global recall of its A series dialyzers, and an independent panel of world-renowned dialysis experts was established to investigate the circumstances surrounding these events. In addition, Baxter has been conducting its own investigation into these reports and has been fully cooperating with the United States Food and Drug Administration (U.S. FDA) and other health authorities around the world.

Preliminary tests lead the company to believe that a processing fluid used in the manufacturing operation in the company's Ronneby, Sweden facility may have played a role in the deaths. While a number of confirmatory tests are in the process of being conducted, Baxter has decided to permanently cease manufacturing these dialyzers. Baxter has also advised the U.S. FDA, other health authorities, the manufacturer of the fluid and other dialyzer producers of its findings. The processing fluid, a perfluorohydrocarbon, is used in the manufacturing process of certain dialyzer fibers. This process was used by Baxter only in its Ronneby, Sweden, facility and was used in the manufacture of fewer than 10 percent of the A series dialyzers. The fluid is not used in the manufacturing process for other dialyzers that Baxter manufactures or distributes.

The company expects to record a fourth quarter, 2001 after-tax charge of approximately $100 to $150 million to cover the costs of discontinuing this product line and other related costs. The after-tax cash impact is estimated to be no more than $50 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Baxter International Inc.'s (the company or Baxter) 2000 Annual Report to Stockholders (Annual Report) contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000. In the Annual Report, management outlined its key financial objectives for 2001. The table below reflects these objectives and the company's results through September 30, 2001.

----------------------------------------------------------------------------------------------------------------

                                                         RESULTS THROUGH
          FULL YEAR 2001 OBJECTIVES                     SEPTEMBER 30, 2001

-----------------------------------------------------------------------------------------------------------------

 .  Increase net sales in the low double    .   Net sales during the nine months ended
    digits.                                     September 30, 2001 increased 11 percent.
                                                Excluding the effects of changes in currency
                                                exchange rates, net sales increased 16 percent.

------------------------------------------------------------------------------------------------------------------

 .  Increase net earnings in the mid-       .   Net earnings from continuing operations
    teens.                                      increased 15 percent for the first nine
                                                months of the year, excluding the first
                                                quarter 2001 cumulative effect of a change in
                                                accounting principle and second quarter
                                                2000 charge for in-process research and
                                                development (IPR&D) and acquisition
                                                -related costs.

------------------------------------------------------------------------------------------------------------------

 .  Generate $500 million in operational    .   The company had operational cash outflow
    cash flow, after investing more than        of $81 million during the nine months ended
    $1 billion in capital expenditures and      September 30, 2001. The company typically
    research and developement                   generates the majority of its annual cash flow
                                                during the fourth quarter of the year. The
                                                total of capital expenditures and research and
                                                development expenses for the nine months ended
                                                September 30, 2001 was $805 million.

------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

The following management discussion and analysis pertains to continuing operations.

NET SALES

---------------------------------------------------------------------------------------------------------------------
                                    Three months ended                           Nine months ended
                                      September 30,          Percent              September 30,          Percent
(in millions)                      2001           2000       increase          2001           2000       increase
---------------------------------------------------------------------------------------------------------------------
International                    $  915         $  911          --           $2,749         $2,700          2%
United States                       985            776          27%           2,778          2,264         23%
---------------------------------------------------------------------------------------------------------------------
Total net sales                  $1,900         $1,687          13%          $5,527         $4,964         11%
=====================================================================================================================

Excluding the effect of fluctuations in currency exchange rates, which impacted sales growth unfavorably for all three segments, total net sales growth was 16 percent for both the three months and nine months ended September 30, 2001. The United States dollar strengthened principally relative to the Euro and the Japanese Yen. Refer to Note 10 to the Condensed Consolidated Financial Statements for a summary of net sales by segment.

Medication Delivery
The Medication Delivery segment generated five percent and six percent sales growth during the three months and nine months ended September 30, 2001, respectively. Excluding the impact of fluctuations in currency exchange rates, sales growth was seven percent and nine percent for the quarter and year-to-date period, respectively, with sales in both the domestic and international markets contributing strongly to the growth rate. Of the constant-currency sales growth, approximately three points of growth in the quarter and nine-month period were generated from the anesthesia business, with a portion of such growth driven by the segment's sales of Propofol, an intravenous drug used for the induction or maintenance of anesthesia in surgery, and as a sedative in monitored anesthesia care. The majority of the remaining sales growth for the quarter was driven by sales of specialty products, particularly premixed drugs and nutrition products. In addition to strong sales of specialty products, sales of the Colleague(R) electronic infusion pumps, and intravenous fluids and administration sets used with electronic infusion pumps, contributed to the growth rate in the year-to-date period.

BioScience
Sales in the BioScience segment increased 25 percent and 20 percent for the three months and nine months ended September 30, 2001, respectively. Excluding the impact of fluctuations in currency exchange rates, sales growth was 28 percent and 25 percent for the quarter and year-to-date period, respectively, with the strongest sales growth in the domestic market. Of the constant-currency sales growth, approximately 15 points and 10 points of growth in the quarter and nine-month period, respectively, were due to increased sales of recombinant products, particularly recombinant Factor VIII, and were principally a result of improved supply. Sales of plasma-derived products increased the segment's constant-currency growth rate by approximately 14 points and 13 points during the quarter and year-to-date period, respectively, due principally to strong sales of plasma Factor VIII and the first quarter 2001 acquisition of Sera-Tec Biologicals, L.P. (Sera-Tec). Sera-Tec owned and operated 80 plasma centers in 28 states. The transfusion therapy business also generated solid sales growth during the quarter and year-to-date period, principally due to an increase in sales of products that provide for leukoreduction, which is the removal of white blood cells from blood products used for transfusion. Partially offsetting these increases were reduced sales of vaccines for both the quarter and year-to-date period.

Renal
The Renal segment generated sales growth of 10 percent and eight percent during the three-month period and nine-month period ended September 30, 2001, respectively. Excluding the impact of fluctuations in currency exchange rates, sales growth was 17 percent and 15 percent for the quarter and year-to-date period, respectively. Strong growth was generated by the segment's Renal Therapy Services business, which operates dialysis clinics in partnership with local physicians in international markets, and the Renal Management Strategies business, which is a renal-disease management organization, with revenues from these businesses increasing approximately $40 million and $95 million during the quarter and nine-month period, respectively. The remaining growth in the Renal segment was driven principally by continued penetration of products for peritoneal dialysis, particularly in Latin America, Europe and Asia, as well as growth in sales of hemodialysis products.

The following tables show key ratios of certain income statement items as a percent of sales:

GROSS MARGIN AND EXPENSE RATIOS

---------------------------------------------------------------------------------------------------------------------
                                   Three months ended                           Nine months ended
                                      September 30,                                September 30,          Increase
                                   2001           2000       Decrease          2001           2000       (decrease)
---------------------------------------------------------------------------------------------------------------------
Gross profit margin               45.0%          45.2%       (.2) pts         44.4%          44.2%         .2 pts
Marketing and
   administrative expenses        18.5%          19.4%       (.9) pts         19.1%          19.7%        (.6) pts
---------------------------------------------------------------------------------------------------------------------

The gross profit margin was relatively consistent for both the quarter and year-to-date period, with changes in the products and services mix driving the changes. Marketing and administrative expenses decreased as a percent of sales in both the quarter and year-to-date period as compared to the prior year as the company continues to aggressively manage expenses and leverage acquisitions.

RESEARCH AND DEVELOPMENT

--------------------------------------------------------------------------------------------------------------------
                                   Three months ended                          Nine months ended
                                      September 30,          Percent             September 30,            Percent
(in millions)                      2001           2000       increase         2001           2000         increase
---------------------------------------------------------------------------------------------------------------------
Research and
   development expenses            $105           $ 97          8%            $312           $273           14%
As a percent of sales                6%             6%                          6%             5%
---------------------------------------------------------------------------------------------------------------------

Research and development (R&D) expenses above exclude the IPR&D charge recorded in June 2000, which principally related to the acquisition of North American Vaccine, Inc. (NAV). Refer to Baxter's 2000 Annual Report for a complete discussion of this charge. The increase in R&D expenses for both the quarter and year-to-date period was primarily due to spending in the BioScience segment, and principally related to the next-generation recombinant product, vaccines, the next-generation oxygen-therapeutics program, as well as other R&D projects. Management expects full year 2001 R&D expense percentage growth to be in the low double digits.

GOODWILL AMORTIZATION

Goodwill amortization increased for the three months and nine months ended September 30, 2001 as compared to the prior year periods primarily due to the acquisitions of North American Vaccine, Inc. (NAV) in June 2000 and Sera-Tec in February 2001. For the three months and nine months ended September 30, 2001, goodwill amortization on a net-of-tax basis was approximately $11 million and $30 million, respectively, or approximately $0.02 and $0.05 per diluted common share, respectively. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (the Statement), goodwill relating to acquisitions for which the date of acquisition is after June 30, 2001 is not being amortized. Effective January 1, 2002, all goodwill will no longer be amortized, but will be subject to impairment reviews in accordance with the Statement.

OTHER INCOME AND EXPENSE

Other income for the nine months ended September 30, 2001 included a gain of approximately $100 million from the disposal of a non-strategic investment by contribution to the company's pension trust. This gain was substantially offset by impairment charges for other assets and investments whose decline in value is deemed to be other than temporary.

Net interest expense decreased for the three months and nine months ended September 30, 2001 as compared to the prior year period principally due to the May 2001 issuance of convertible debt, which bears a lower interest rate than the debt balances repaid with the proceeds from the issuance. See further discussion below.

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

Medication Delivery
Pretax income increased 15 percent and 16 percent for the three months and nine months ended September 30, 2001, respectively. The growth in pretax income was primarily a result of solid sales growth, the close management of costs, and the leveraging of expenses in conjunction with recent acquisitions and, for the three-month period, decreased pump service costs, partially offset by the unfavorable impact of fluctuations in currency exchange rates.

BioScience
Pretax income increased 25 percent and eight percent for the three months and nine months ended September 30, 2001, respectively. The growth in pretax income was primarily a result of strong sales growth, improved gross margin due to a change in product mix, and the leveraging of expenses, particularly during the three-month period ended September 30, 2001. Partially offsetting these increases was the unfavorable impact of fluctuations in currency exchange rates, as well as increased R&D investments in the business.

Renal
Pretax income increased nine percent for the three months ended September
30, 2001 and decreased five percent for the nine months ended September 30, 2001. The increase in pretax income during the quarter was principally due to the close management of expenses, partially offset by the unfavorable impact of fluctuations in currency exchange rates and a change in product mix. The decrease in pretax income for the year-to-date period was principally due to unfavorable fluctuations in currency exchange rates and an unfavorable change in product mix, partially offset by the effect of closely managing administrative and other costs.

INCOME TAXES FROM CONTINUING OPERATIONS

Excluding the 2000 charge for IPR&D and acquisition-related costs, the effective income tax rate for the three months and nine months ended September 30, 2001 was substantially unchanged as compared to the prior year. Management expects the effective tax rate to remain at approximately the same level for the rest of the year.

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

SUBSEQUENT EVENTS

In October 2001, the company acquired a subsidiary of Degussa AG, ASTA Medica Onkologie GmbH & CoKG (ASTA). ASTA develops, produces and markets oncology products worldwide, and will be included in the Medication Delivery segment. Also, in the fourth quarter of 2001, the company recalled certain dialyzers and made a decision to permanently cease manufacturing the dialyzers. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flows from continuing operations per the company's Condensed Consolidated Statements of Cash Flows decreased for the nine months ended September 30, 2001. The effect of increased earnings (before non-cash items) in 2001 and improved cash flows relating to accounts payable and accrued liabilities was more than offset by the effect of increases in accounts receivable and inventories, and cash payments relating to the company's litigation. As further discussed in Note 7 to the Condensed Consolidated Financial Statements, cash flows benefited from the sales of certain trade accounts receivables. Such receivables were sold to reduce the overall costs of financing the receivables.

Cash flows from investing activities were relatively flat for the nine months ended September 30, 2001. Capital expenditures were higher for the nine months ended September 30, 2001 as compared to the prior year as the company increased its investments in various capital projects across the three segments. The increased investments principally pertained to the BioScience segment, as the company is in the process of increasing manufacturing capacity for vaccines and plasma-based and recombinant products. Net cash outflows relating to acquisitions decreased during the first nine months of 2001 as compared to the prior year period. Approximately $111 million of the 2001 total related to the Medication Delivery segment's August 2001 acquisition of Cook Pharmaceutical Solutions, formerly a unit of Cook Group Incorporated (Cook). A portion of the purchase price of Cook was paid with Baxter International Inc. common stock. Refer to Note 8 of the Condensed Consolidated Financial Statements for further information. Approximately $31 million of the 2001 total related to acquisitions of dialysis centers in international markets, with the remainder pertaining to individually insignificant acquisitions. As further discussed in Note 8, the purchase price of the February 2001 acquisition of Sera-Tec was paid with Baxter International Inc. common stock. In 2000, net cash outflows relating to acquisitions included approximately $54 million related to the Renal segment's March 2000 acquisition of Althin Medical A.B and approximately $48 million related to the BioScience segment's acquisition of NAV. A portion of the purchase price for both of these acquisitions was paid in Baxter International Inc. common stock. Approximately $148 million of the company's acquisitions and investments for the nine months ended September 30, 2000 related to acquisitions and investments in the Medication Delivery segment, the largest of which was the January 2000 acquisition of certain assets of Sabratek Corporation, a domestic ambulatory and infusion pump business. In addition, the company made certain other minor acquisitions and investments across the various businesses and product lines.

Cash flows from financing activities decreased for the nine months ended September 30, 2001. During May 2001, the company issued $800 million in convertible debt. The securities mature in 20 years, bear a 1.25 percent coupon, are convertible into common shares of Baxter stock under specified conditions, and carry certain call and put provisions. The proceeds from the convertible debt issuance were used to refinance certain of the company's short-term debt. Cash outflows relating to common stock dividends increased for the nine-month period due to the company's change from a quarterly to an annual dividend payout schedule. Cash received for stock issued under employee benefit plans decreased principally due to the first quarter 2000 required exercise of stock options by employees transferring to Edwards as a result of the March 31, 2000 spin-off of that business. Repurchases of common stock were lower in 2001 as compared to 2000. The company's net-debt-to-capital ratio was 42.7 percent and 40.1 percent at September 30, 2001 and December 31, 2000, respectively.

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

The following table reconciles cash flow provided by continuing operations, as determined by generally accepted accounting principles, to operational cash flow provided by continuing operations:

---------------------------------------------------------------------------------------------------------------------
                                                                                   Nine months ended September 30,
(in millions)                                                                          2001                  2000
---------------------------------------------------------------------------------------------------------------------
Cash flows from continuing operations per the company's
   Condensed Consolidated Statements of Cash Flows                                 $    361             $     466
Capital expenditures                                                                   (493)                 (398)
Net interest after tax                                                                   33                    35
Other, including mammary implant litigation                                              18                   (28)
---------------------------------------------------------------------------------------------------------------------
Operational cash flow - continuing operations                                      $    (81)            $      75
=====================================================================================================================

As authorized by the board of directors, the company repurchases its stock to optimize its capital structure depending upon its operational cash flows, net debt level and current market conditions. In November 1999, the board of directors authorized the repurchase of $500 million of common stock. The company began repurchasing under this program in 2000, and completed the program during the third quarter of 2001. In June 2001, the board of directors authorized the repurchase of an additional $500 million of common stock. The company began repurchasing under this program in the third quarter of 2001.

On February 27, 2001, Baxter's board of directors approved a 2 for 1 stock split of the company's common shares. On May 1, 2001, the split was approved by the company's shareholders. On May 30, 2001, shareholders of record on May 9, 2001 received one additional share of Baxter common stock for each share held on May 9, 2001. All share and per share data in the Condensed Consolidated Financial Statements and notes have been adjusted and restated to reflect the stock split.

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

FORWARD-LOOKING INFORMATION
---------------------------

The matters discussed above that are not historical facts include forward-looking statements. These statements are based on the company's current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the company and the health-care arenas in which it operates. Many factors could affect the company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include, but are not limited to, technological advances in the medical field, unforeseen information technology issues related to the company or third parties, economic conditions, demand and market acceptance risks for new and existing products, technologies and health-care services, the impact of competitive products and pricing, manufacturing capacity, new plant start-ups, global regulatory, trade and tax policies, ongoing product testing, regulatory, legal or other developments relating to the company's A series dialyzers, continued price competition, product development risks, including technological difficulties, ability to enforce patents, unforeseen commercialization and regulatory factors and other factors described in this report. In particular, the company, as well as other companies in its industry, has experienced increased regulatory activity by the U.S. Food and Drug Administration with respect to its plasma-based biologicals.

Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are unreasonably expensive, or altogether unavailable. If the United States dollar continues to strengthen against most foreign currencies, the company's growth rates in its sales and net earnings could be negatively impacted.

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

SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in July 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangible assets recognized in the financial statements. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition, and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The company will adopt the standard in its entirety at the beginning of 2002. As required by the Statement, certain provisions will be applied to goodwill and other acquired intangible assets for which the date of acquisition is July 1, 2001, or later. The company is in the process of assessing the impact of adoption on its consolidated financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The company plans to adopt the standard at the beginning of 2002, and is in the process of assessing the impact of adoption on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a complete discussion, refer to the caption "Financial Instrument Market Risk" in the company's 2000 Annual Report to Stockholders on Form 10-K. Also, refer to Note 7 in Item 1. Financial Statements in this Form 10-Q for a discussion of the company's derivative instruments and hedging activities. As part of its risk management program, the company performs sensitivity analyses to assess potential changes in fair value relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at September 30, 2001 indicated that, if the U.S. Dollar uniformly fluctuated unfavorably by 10 percent against all currencies, the fair value of those contracts would decrease by approximately $237 million. With respect to the company's cross-currency swap agreements used to hedge net investments in foreign affiliates, if the U.S. Dollar uniformly weakened by 10 percent, the fair value of the contracts would decrease by approximately $255 million as of September 30, 2001. Any increase or decrease in the fair value of the financial instruments is substantially offset by a change in value of the hedged items. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

Review by Independent Accountants
---------------------------------

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2001 and 2000 have been performed by PricewaterhouseCoopers LLP, the company's independent accountants. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                        Report of Independent Accountants
                        ---------------------------------




To the Board of Directors and Stockholders of Baxter International Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2001, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



PricewaterhouseCoopers LLP
Chicago, Illinois
November 5, 2001

                           PART II. OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1. Legal Proceedings

Baxter International Inc. and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the company or by companies that were acquired by the company. The most significant of these are reported in the company's Annual Report on Form 10-K for the year ended December 31, 2000, and material developments in such matters for the quarter ended September 30, 2001 are described below. Upon resolution of any such matters, Baxter may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the company's net income and net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Baxter's consolidated financial position.

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

As of September 30, 2001, Baxter, together with certain of its subsidiaries, was named as a defendant or co-defendant in 346 lawsuits and seven claims relating to mammary implants, brought by approximately 819 plaintiffs, of which 629 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, 18 currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately 16 of the pending lawsuits against the company. Additionally, 514 plaintiffs have opted out of the Revised Settlement (representing approximately 263 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of September 30, 2001, 317 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the third quarter of 2001, Baxter obtained dismissals, or agreements for dismissals, with respect to 252 plaintiffs.

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

On March 31, 2000, the United States Department of Justice filed an action in the federal district court in Birmingham, Alabama against Baxter and other manufacturers of breast implants, as well as the escrow agent for the revised settlement fund, seeking reimbursement under various federal statutes for medical care provided to various women with mammary implants. On September 26, 2001 the district court granted the motion of all defendants, including Baxter, to dismiss the action.

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

As of September 30, 2001, Baxter was named in 61 lawsuits and 92 claims in the United States, Ireland, Italy, Taiwan, Japan, Spain, Sweden, France, and the Netherlands. The U.S.D.C. for the Northern District of Illinois has approved a settlement of all U.S. federal court factor concentrates cases. As of September 30, 2001, approximately 6,247 claimant groups had been found eligible to participate in the settlement, and approximately 300 claimants had opted out of the settlement. Approximately 6,220 of the claimant groups had received payments as of September 30, 2001 and payments are expected to continue through 2001 as releases are received from the remaining claimant groups.

In Japan, Baxter is a defendant, along with the Japanese government and four other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of September 30, 2001, the cases involved 1,352 plaintiffs, of whom 1,339 have settled their claims.

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

As previously reported in the company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company's Gammagard(R) IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard(R) IVIG. As of September 30, 2001, Baxter was a defendant in 20 lawsuits and 21 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. One class action in the United States has been certified. In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used Gammagard(R) IVIG between January 1993 and February 1994.

Other
------
As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of September 30, 2001, the company was named as a defendant in 603 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-1997 C.D.

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

Item 2. Change in Securities and Use of Proceeds

        On August 20, 2001, pursuant to the exemption from registration under
        Section 4(2) of the Securities Act, the company sold approximately 2.1 million shares of its common stock to a qualified institutional buyer in order to fund a portion of the company's acquisition of Cook Pharmaceutical Solutions, formerly a unit of Cook Group Incorporated. The shares are subject to transfer restrictions.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the
        Exhibit Index hereto.

(b)     Reports on Form 8-K

        A report on Form 8-K was filed on November 5, 2001, under "Item 5 -- Other Events," and "Item 7 -- Exhibits," which reported that a Baxter subsidiary announced that preliminary tests lead the company to believe that a processing fluid used in the manufacturing operation in its Ronneby, Sweden facility may have played a role in recent hemodialysis patient deaths.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BAXTER INTERNATIONAL INC.
                                     ---------------------------------------
                                          (Registrant)


Date: November 6, 2001               By: /s/ Brian P. Anderson
                                         -----------------------------------
                                         Brian P. Anderson
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Chief Accounting Officer)

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

--------------------------------------------------------------------------------

Number    Description of Exhibit
------    ----------------------

12        Computation of Ratio of Earnings to Fixed Charges

15        Letter Re Unaudited Interim Financial Information