Form 10-K
period 2001-12-31
BAXTER INTERNATIONAL INC
filed 2002-03-13
CIK 10456

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ________________________________ to _________________________________

                         Commission file number 1-4448

                               -----------------

[LOGO] Baxter
                           Baxter International Inc.
            (Exact Name of Registrant as Specified in its Charter)

                      Delaware                 36-0781620
                   (State or Other
                   Jurisdiction of
                  Incorporation or          (I.R.S. Employer
                    Organization)          Identification No.)

                 One Baxter Parkway,
                 Deerfield, Illinois              60015
                (Address of Principal
                 Executive Offices)            (Zip Code)

              Registrant's telephone
              number, including area
              code:                           847.948.2000

          Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
       Title of each class                  on which registered
       -------------------                  ---------------------
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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  __(check mark)   No ____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting common equity held by non-affiliates of the registrant (based on the per share closing sale price of $55.37 on March 1, 2002, and for the purpose of this computation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $33.1 billion. There is no non-voting common equity held by non-affiliates of the registrant.

   The number of shares of the registrant's common stock, $1 par value, outstanding as of February 28, 2002, was 599,868,645.

                      Documents Incorporated By Reference

   Portions of the registrant's annual report to stockholders for fiscal year ended December 31, 2001 are incorporated by reference into Parts I, II and IV of this report. Portions of the registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on May 7, 2002 are incorporated by reference into Part III of this report.

================================================================================

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                                               Page
                                                                                              Number
                                                                                              ------
Item 1.  Business
         (a) General Development of Business.................................................    1
         (b) Financial Information about Segments............................................    1
         (c) Narrative Description of Business...............................................    1
         (d) Financial Information about Foreign and Domestic Operations and Export Sales....    7
Item 2.  Properties..........................................................................    7
Item 3.  Legal Proceedings...................................................................    8
Item 4.  Submission of Matters to a Vote of Security Holders.................................   12
Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters...........   13
Item 6.  Selected Financial Data.............................................................   13
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations........................................................................   13
Item 7A. Quantitative and Qualitative Disclosures about Market Risk..........................   13
Item 8.  Financial Statements and Supplementary Data.........................................   13
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   13
Item 10. Directors and Executive Officers of the Registrant..................................   14
         (a) Identification of Directors.....................................................   14
         (b) Identification of Executive Officers............................................   14
         (c) Compliance with Section 16(a) of the Securities Exchange Act of 1934............   16
Item 11. Executive Compensation..............................................................   16
Item 12. Security Ownership of Certain Beneficial Owners and Management......................   16
Item 13. Certain Relationships and Related Transactions......................................   16
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................   17
         (a) Financial Statements............................................................   17
         (b) Reports on Form 8-K.............................................................   17
         (c) Exhibits........................................................................   17

--------------------------------------------------------------------------------

   ALYX, Baxter, Ceprotin, Extraneal, HomeChoice Pediatric, INTERCEPT, Nanoedge, Neis Vac-C and Syntra are trademarks of Baxter International Inc. and its affiliates.

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

   Baxter engages in the worldwide development, manufacture and distribution of a diversified line of products, systems and services used primarily in the health care field. We manufacture products in 28 countries and sell them in over 100 countries. Health care is concerned with the preservation of health and with the diagnosis, cure, mitigation and treatment of disease and body defects and deficiencies. Our products are used by hospitals, clinical and medical research laboratories, blood and blood dialysis centers, rehabilitation centers, nursing homes, doctors' offices and by patients, at home, under physician supervision.

   For information regarding significant acquisitions, see our Annual Report to Stockholders for the year ended December 31, 2001 (Annual Report), pages 45--47, section entitled "Notes to Consolidated Financial
Statements--Acquisitions" which is incorporated by reference.

(b) Financial Information About Segments.

   Incorporated by reference from the Annual Report, pages 57--58, section entitled "Notes to Consolidated Financial Statements--Segment Information."

(c) Narrative Description of Business.

Company Overview

   Baxter operates as a global leader in critical therapies for life-threatening conditions. Our continuing operations are comprised of three segments: Medication Delivery, which provides a range of intravenous solutions and specialty products that are used in combination for fluid replenishment, nutrition therapy, pain management, antibiotic therapy and chemotherapy; BioScience, which develops biopharmaceuticals, biosurgery products, vaccines and blood collection, processing and storage products and technologies; and Renal, which develops products and provides services to treat end-stage kidney disease. Our three businesses enjoy leading positions in the medical products and services fields. Unless otherwise indicated, each of the factors discussed in this Part I do not materially differ in their impact across each of our three segments.

   Information about operating results is incorporated by reference from Annual Report pages 27--36, section entitled "Management's Discussion and Analysis" and pages 57--58, section entitled "Notes to Consolidated Financial Statements--Segment Information."

  Medication Delivery

   Business Description. Baxter was founded in 1931 as the first commercial manufacturer of intravenous (IV) solutions in glass bottles. Forty years later, the company set a new standard for IV therapy with the introduction of the first plastic IV containers. Today, Baxter manufactures a range of products that deliver fluids, therapies and medications to patients. IV solutions represent only 20 percent of Baxter's Medication Delivery sales, while 80 percent of the revenue comes from specialty products that include anesthetic agents, premixed drugs and drug-reconstitution systems, nutrition products and delivery devices. These products are used in combination for fluid replenishment, nutrition therapy, pain management, antibiotic therapy and chemotherapy.

   Growth Strategy. Baxter continues to participate in the consolidation of the global marketplace for medication-delivery products, particularly in developing markets. Baxter expects to accelerate growth through expansion of its higher-margin specialty products outside the United States, building on its strong base in IV solutions. The company continues to broaden its portfolio of new products and technologies for medication delivery through internal development, acquisitions and alliances. Baxter also leverages its strengths in anesthesia, drug delivery and infusion systems to provide customers with innovative solutions at all points of care. In 2001, Baxter's oncology business was expanded with the acquisition of ASTA Medica Oncology, a German-based manufacturer of chemotherapy drugs.

   Product Development. Baxter is developing a next-generation volumetric infusion system with enhanced features and continues to expand its line of drug-delivery platforms. In 2001, Baxter acquired Cook Pharmaceutical Solutions, adding the capability to formulate and package injectable drugs in vials and syringes, and licensed RTP Pharma's proprietary Nanoedge technology to develop injectable formulations of insoluble medications. Baxter signed 18 new agreements with pharmaceutical companies in 2001 to package their drugs in Baxter's systems, and launched generic propofol, an injectable anesthetic, in the United Kingdom. The company also has several nutraceuticals in the pipeline and continues to pursue new film technologies for manufacturing IV containers and sets without polyvinyl chloride.

  BioScience

   Business Description. Baxter introduced the first commercially produced Factor VIII concentrate to treat hemophilia in 1966. Today, Baxter is a leading producer of both plasma-based and recombinant clotting factors for hemophilia, as well as biopharmaceuticals used to treat immune deficiencies, cancer and other disorders. The business also develops biosurgery products, used for hemostasis, tissue-sealing and tissue-regeneration, and vaccines. Baxter also is a leading manufacturer of manual and automated blood-collection, processing and storage systems, used by hospitals, blood banks and plasma-collection centers to collect and process blood components for therapeutic use. Therapeutic blood components are used in surgery, cancer therapy and other critical therapies.

   Growth Strategy. Baxter's strategy for increasing growth in its BioScience business includes: expanding manufacturing capacity to meet current and future demand, which today for most products far exceeds supply; penetrating new markets outside North America and Europe, which currently account for more than 80 percent of sales; making acquisitions and forming other alliances and partnerships to bring new and complementary technologies and product platforms to Baxter; expanding the use of current products through additional indications and establishing new standards of care; and introducing new products to encompass additional therapies. In transfusion therapies, the focus remains on increasing production and blood safety through advanced automation, leukoreduction and pathogen inactivation.

   Product Development. In 2001, Baxter received European licensure for Ceprotin, a new protein C concentrate used to treat congenital protein C deficiency. Recombinant proteins in development include a protein-free-method recombinant Factor VIII, alpha-1-antitrypsin to treat emphysema and asthma, and recombinant hemoglobin. Baxter also began clinical trials on a Factor VIII gene therapy last year with its partner GenStar. In the area of vaccines, Baxter received additional approvals for its NeisVac-C vaccine for meningitis C in 2001. The company also is developing cell-culture-derived vaccines for influenza, smallpox and other diseases. Also in 2001, Baxter applied for FDA approval on its ALYX automated blood component collection system and filed in Europe for approval of the INTERCEPT Blood System for platelets.

  Renal

   Business Description. Baxter is a leading provider worldwide of products and services for the treatment of kidney disease. In 1956, the company pioneered hemodialysis (HD) with the introduction of the first widely available artificial kidney machine. Nearly 20 years later, Baxter introduced products and services for peritoneal dialysis (PD), a home-based therapy. Today, Baxter is the world's leading manufacturer of PD products, which include dialysis solutions, container systems and automated cyclers. Baxter also manufactures HD instruments and dialyzers. In addition, the company owns and operates dialysis clinics in partnership with local physicians outside the United States. In the United States, Baxter works with payers to provide disease-management services and with nephrologists to operate interventional outpatient centers.

   Growth Strategy. Baxter is growing its presence in renal care by addressing the needs of kidney-disease patients over their lifetime of care--from initial diagnosis through dialysis and organ replacement. Baxter's "integrated care" strategy looks at that spectrum of care and considers where it makes sense for Baxter to participate. For example, in 2001, Baxter acquired the assets and exclusive rights to a proprietary recombinant drug for the treatment of anemia. The company also conducted a landmark clinical trial with evidence suggesting broader applicability for PD therapy, which could yield a shift in practice patterns that could expand use of PD over time. Other growth will come through continued product innovation, e-health initiatives, additional acquisitions and alliances, and further expansion in developing markets.

   Product Development. Innovation remains key to Baxter's continued leadership and growth in renal care, with several new product launches planned in 2002. These include Baxter's first synthetic HD dialyzer, called Syntra, and new HD instruments for self-care centers, the home and the acute-care setting. Also in 2002, the company plans to introduce new and improved approaches to PD that provide unique patient benefits. Baxter expects to receive approval from the U.S. Food and Drug Administration for Extraneal PD solution. Baxter also will be launching HomeChoice Pediatric, an updated automated PD machine designed for patients who require lower volumes of fluid, particularly children. The system offers new safety features and makes the dialysis process even more convenient for pediatric patients and their parents.

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

International Markets

   Baxter generates close to 50 percent of its revenues outside the United States. While health care cost containment continues to be a focus around the world, demand for health care products and services continues to be strong worldwide, particularly in developing markets. The company's strategies emphasize global expansion and technological innovation to advance medical care worldwide.

Joint Ventures and Affiliations

   Baxter's joint venture with Gambro A.B., named Tandem Healthcare LLC, manufactures dialyzers from a Baxter production facility in Mountain Home, Arkansas. Baxter manages the day-to-day operations on behalf of the joint venture. Gambro is an international medical technology and health care company based in Sweden. The company conducts a non-material amount of business through joint ventures.

   In March 2000, Baxter teamed with other experienced companies in the health care industry to form the Global Healthcare Exchange (GHX). GHX provides business-to-business procurement for the health care industry. Utilizing Internet-based technology, GHX integrates hospitals and suppliers, in an attempt to improve efficiencies and add value throughout the supply chain. GHX now is comprised of more than 100 supplier members and nearly 600 hospital members. In November 2001, GHX and HealthNexis combined their operations into a single, comprehensive Internet-based exchange operating under the Global Healthcare Exchange name.

   Baxter also owns minority positions in certain other publicly-traded companies, including Cerus Corporation, with which it is jointly developing a pathogen inactivation system for platelets, plasma and red blood cells for transfusion, and Acambis, a British vaccine developer with which Baxter is producing smallpox vaccine for the U.S. government.

Methods of Distribution

   Baxter conducts its selling efforts through its subsidiaries and divisions. Many subsidiaries and divisions have their own sales forces and direct their own sales efforts. In addition, sales are made to and through independent distributors and drug wholesalers acting as sales agents. In the United States, Allegiance Healthcare Corporation warehouses and ships a significant portion of the company's products through its distribution centers. These distribution centers are generally stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct-mail campaigns, trade publications and advertising. Customers may return defective merchandise for credit or replacement. In recent years, such returns have been immaterial.

   International sales are made and products are distributed in over 100 countries either on a direct basis or through independent local distributors. International subsidiaries employ their own field sales forces in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, the Czech Republic, Denmark, Ecuador, Finland, France, Germany, Greece, Guatemala, Hungary, India, Ireland, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Panama, Peru, the Philippines, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom and Venezuela. In other countries, sales are made through independent distributors or sales agents.

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

   Baxter owns a number of patents and trademarks throughout the world and is licensed under patents owned by others. Baxter's policy is to protect its products and technology through patents and trademarks on a worldwide basis. This protection is sought in a manner that balances the cost of such protection against obtaining the greatest value for the company. The company also recognizes the need to promote the enforcement of its patents and trademarks. Over the past few years, Baxter has increased its enforcement activities by aggressively taking action in various countries to protect its patents and trademarks. Baxter will continue taking all commercially reasonable steps to enforce its patents and trademarks around the world against potential infringers. However, there can be no assurance that any action will result in favorable decisions. While the protection of its patents and trademarks is important to Baxter's business strategy, Baxter believes that its overall business position is not materially dependent upon any single patent or trademark.

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

   The company continues to increase its efforts to minimize costs and meet price competition. The company believes that its cost position will continue to benefit from improvements in manufacturing technology and increased economies of scale. The company intends to continue to develop new products and services, invest in human resources and capital to upgrade and expand facilities, leverage its cost structure and make selected acquisitions.

Credit and Working Capital Practices

   As of March 1, 2002, Baxter's debt ratings on senior debt were A3 by Moody's, A by Standard & Poor's and A by Fitch. The company's credit practices and related working capital needs are comparable to those of other market participants. Collection periods tend to be longer for sales outside the United States.

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

Research and Development

   Baxter is actively engaged in research and development programs to develop innovative products, systems and manufacturing methods. These activities are performed at research and development centers located around the world and include facilities in Australia, Austria, Belgium, France, Germany, Italy, Japan, Malta, Sweden, the United States and Venezuela. Expenditures for Baxter-sponsored research and development activities were $427 million in 2001, $379 million in 2000 and $332 million in 1999.

   Principal areas of strategic focus for research and development include recombinant therapeutics, plasma-based therapeutics, vaccines, small molecule drugs, pathogen inactivation, drug formulation technologies, medication delivery systems and kidney dialysis. The company's research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product lines. For example, many product categories benefit from the company's research effort as applied to the human body's immune and circulatory systems. In addition, research relating to the performance and purity of plastic materials has resulted in advances that are applicable to a large number of the company's products.

Government Regulation

   Most products manufactured or sold by the company are subject to regulation by numerous governmental agencies, both within and outside the United States. In the United States, the federal agencies that regulate the company's facilities, operations, personnel and products (their manufacture, sale, import and export) include the Food and Drug Administration (FDA), the Environmental Protection Agency, the Occupational Health & Safety Administration, the Customs Service, the Department of Commerce, the Treasury Department and others. State agencies also regulate the facilities, operations, products and personnel of the company within their respective states. Government agencies outside the United States also regulate public health, product manufacturing, environmental conditions, employment, export, customs and other aspects of the company's global operations.

   With regard to the company's facilities and products, various governmental agencies, including the FDA in the United States, regulate manufacturing, labeling, promotion and advertising. In addition, the agencies have the authority to halt the distribution of medical products, detain or seize adulterated or misbranded medical products, or order the company to take other steps to correct issues surrounding the products. The agencies may also require notification of health professionals and others with regard to medical products that present risks of substantial harm to the public health. From time to time, the company has removed products from the market that were found not to meet acceptable standards.

   Environmental policies of the company mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection. Various non-material capital expenditures for environmental protection were made by Baxter during 2001 and similar expenditures are planned for 2002. See
Item 3.--"Legal Proceedings."

Employees

   As of December 31, 2001, Baxter employed approximately 48,000 people.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

   Statements throughout this report that are not historical facts are forward-looking statements. These statements are based on the company's current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the company and the health care arenas in which it operates.

   Many factors could affect the company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include, but are not limited to, interest rates; technological advances in the medical field; economic conditions; demand and market acceptance risks for new and existing products, technologies and health care services; the impact of competitive products and pricing; manufacturing capacity; new plant start-ups; global regulatory, trade and tax policies; regulatory, legal or other developments relating to the company's Series A, AF and AX dialyzers; continued price competition; product development risks, including technological difficulties; ability to enforce patents; actions of regulatory bodies and other government authorities; reimbursement policies of government agencies; commercialization factors; results of product testing; and other factors described elsewhere in this report or in the company's other filings with the Securities and Exchange Commission. Additionally, as discussed in Item 3.-- "Legal Proceedings," upon the resolution of certain legal matters, the company may incur charges in excess of presently established reserves. Any such charge could have a material adverse effect on the company's results of operations or cash flows in the period in which it is recorded.

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

   Financial information is incorporated by reference from the Annual Report, pages 57--58, section entitled "Notes to Consolidated Financial
Statements--Segment Information."

--------------------------------------------------------------------------------

Item 2.  Properties.

   Baxter owns or has long-term leases on substantially all of its major manufacturing facilities. With respect to its current operations, the company maintains 25 manufacturing facilities in the United States and its territories, including five in Puerto Rico. The company also manufactures in Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, France, Germany, India, Ireland, Italy, Japan, Malta, Mexico, New Zealand, the Philippines, Poland, Singapore, Spain, Switzerland, Tunisia, Turkey and the United Kingdom. While the majority of these facilities are shared by more than one of the company's business segments, ten domestic facilities and sixteen international facilities exclusively manufacture for the Medication Delivery operations; eleven domestic and eighteen international facilities exclusively manufacture for BioScience operations; and the Renal business is the exclusive operator of five international facilities. The company also owns or operates shared distribution facilities throughout the world, including ten in the United States and Puerto Rico and 115 located in 34 foreign countries.

   The company maintains a continuing program for improving its properties, including the retirement or improvement of older facilities and the construction of new facilities. This program includes improvement of manufacturing facilities to enable production and quality control programs to conform to the current state of technology and government regulations. Capital expenditures relating to continuing operations were $669 million in 2001, $547 million in 2000 and $529 million in 1999. Additions to the installed base of equipment leased to customers were $118 million in 2001, $101 million in 2000 and $102 million in 1999.

--------------------------------------------------------------------------------

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

   As of December 31, 2001, Baxter International, together with certain of its subsidiaries, was named as a defendant or co-defendant in 303 lawsuits and two claims relating to mammary implants, brought by approximately 618 plaintiffs, of which 503 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, 15 currently are included in the Lindsey class action Revised Settlement described below, which accounts for 14 of the pending lawsuits against the company. Additionally, 392 plaintiffs have opted out of the Revised Settlement (representing 243 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of December 31, 2001, 232 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during 2001, Baxter obtained dismissals, or agreements for dismissals, with respect to 802 plaintiffs.

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

   In addition to the Lindsey class action, the company also has been named in three other purported class actions in various state and provincial courts, only one of which is certified: Harrington v. Dow Corning Corp., et al., Supreme Court, British Columbia, C954330. The class action in British Columbia has been certified solely with respect to the issue of whether silicone gel breast implants are reasonably fit for their intended purpose.

   On March 31, 2000, the United States Department of Justice filed an action in the federal district court in Birmingham, Alabama against Baxter and other manufacturers of breast implants, as well as the escrow agent for the revised settlement fund, seeking reimbursement under various federal statutes for medical care provided to various women with mammary implants. On September 26, 2001 the district court granted the motion of all defendants, including Baxter, to dismiss the action. The federal government has appealed the dismissal.

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

   As of December 31, 2001, Baxter was named in 49 lawsuits and 98 claims in the United States, France, Ireland, Italy, Japan, Spain, Taiwan and The Netherlands. All U.S. federal court factor concentrate cases were transferred to the U.S.D.C. for the Northern District of Illinois for case management under Multi District Litigation (MDL) rules (MDL Docket No. MDL-986), and were remanded in 2000 to the courts in which they were filed.

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

   Baxter and the other defendants have reached agreements to settle potential subrogation and reimbursement claims with most private insurers, the federal government and all 50 states, the District of Columbia and Puerto Rico. As of December 31, 2001, approximately 6,500 claimant groups had been found eligible to participate in the settlement, and approximately 350 claimants had opted out of the settlement. Approximately 6,233 claimant groups had received payments as of December 31, 2001, and seven claimant groups remain as of that date.

   In Japan, Baxter is a defendant, along with the Japanese government and four other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of December 31, 2001, the cases involved 1,348 plaintiffs, of whom 1,338 have settled their claims. Based upon the Osaka and Tokyo courts' recommendations, the parties have agreed to a settlement of all pending and future factor concentrate cases. In general, the settlement provides for payment of an up-front, lump-sum amount of approximately $360,000 per plaintiff to be funded 40 percent by the Japanese government and 60 percent by the corporate defendants. The share of the settlement to be paid by each corporate defendant was determined based upon its market share, resulting in a contribution by Baxter of 15.36 percent. The portion of the settlement to be funded by the corporate defendants will include credits for certain prior payments made by the corporate defendants under a separate Japanese government-administered program, which pays monthly amounts to HIV-positive and AIDS-manifested people with hemophilia and their survivors. Additionally, monthly payments will be made to each plaintiff according to a set schedule.

   In addition, Immuno International AG (Immuno), acquired by Baxter in 1996, has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by factor concentrates containing the HIV virus. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically-derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. Pursuant to the stock purchase agreement between the company and Immuno, as revised in April 1999 in consideration for payment by the company of 29 million Swiss francs to Immuno as additional purchase price, approximately 26 million Swiss francs of the purchase price is being withheld to cover these contingent liabilities.

   Baxter is also currently a defendant in a number of claims and lawsuits brought by individuals who infused the company's Gammagard(R) IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard(R) IVIG. As of December 31, 2001, Baxter was a defendant in 21 lawsuits and 13 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. One class action in the United States has been certified. All U.S. federal court Gammagard(R) IVIG cases have been transferred to the U.S.D.C. for the Central District of California for case management under MDL rules. On February 21, 1996, the court certified a nationwide class of persons who had infused Gammagard(R) IVIG (Geary, et al., v. Baxter Healthcare Corporation, U.S.D.C., C.D., CA, ML-95-160-R). On September 18, 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used Gammagard(R) IVIG between January 1993 and February 1994.

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

Other

   As of December 31, 2001, Baxter International and certain of its subsidiaries were named as defendants in two civil lawsuits, one of which is a purported class action, seeking damages on behalf of persons who allegedly died or were injured as a result of exposure to Baxter's A, AF and AX series dialyzers. The cases, which were filed in November 2001, are pending in the U.S.D.C. for the Middle District of Louisiana and the U.S.D.C. for the Northern District of Illinois. The company has reached settlements with a number of the families of patients who died in Spain and Croatia after undergoing hemodialysis on Baxter Althane series dialyzers. Government criminal investigations concerning the patient deaths are pending in Spain and Croatia. Other lawsuits and claims may be filed in the United States and elsewhere.

   As of December 31, 2001, Baxter International and certain of its subsidiaries were named as defendants, along with others, in four lawsuits pending in U.S. federal courts on behalf of various classes of purchasers of Medicare and Medicaid eligible drugs alleged to have been injured by Baxter and other defendants as a result of pricing practices for such drugs, which are alleged to be artificially inflated. These cases, which were filed in the fourth quarter of 2001, are pending in the U.S. District Courts for the Central District of California, Northern District of Illinois, Eastern District of Texas and District of Massachusetts. Claimants seek damages and declaratory and injunctive relief under various state and/or federal statutes. In addition, in January 2002, the Attorney General of Nevada filed a civil suit in the Second Judicial District Court of Washoe County, Nevada naming a subsidiary of Baxter International as a defendant. The lawsuit, which seeks damages, injunctive relief, civil penalties and restitution, alleges that prices for Medicare and Medicaid eligible drugs were artificially inflated in violation of various state laws. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement.

   As of September 30, 1996, the date of the spin-off of Allegiance Corporation ("Allegiance") from Baxter International, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of December 31, 2001, the company was named as a defendant in 557 lawsuits, including the following purported class action:
Swartz v. Baxter Healthcare Corporation, et al., Court of Common Pleas,

Jefferson County, PA, 656-1997 C.D. On February 26, 1997, all federal cases involving latex gloves were ordered to be transferred to the U.S.D.C. for the Eastern District of Pennsylvania for case management under the MDL rules (MDL Docket No. 1148).

   Baxter has been named a potentially responsible party (PRP) for environmental clean-up costs at a number of hazardous-waste sites. Under the United States Superfund statute and many state laws, generators of hazardous waste that is sent to a disposal or recycling site are liable for clean-up of the site if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Allegiance has assumed responsibility for all but six of these sites. The estimated exposure for Baxter's remaining six sites is approximately $2 million, which has been accrued (and not discounted) in the company's financial statements.

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

--------------------------------------------------------------------------------

                                    PART II

--------------------------------------------------------------------------------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

   Incorporated by reference from the Annual Report, page 59, section entitled "Notes to Consolidated Financial Statements--Quarterly Financial Results and Market for the Company's Stock (Unaudited)."

   On December 7, 2001, pursuant to the exemption from registration under
Section 4(2) of the Securities Act, Baxter International issued 9,656,237 shares of its common stock to a financial institution in order to fund the company's acquisition of ASTA Medica Onkologie GmbH & CoKG. The shares are subject to transfer restrictions.

--------------------------------------------------------------------------------

Item 6.  Selected Financial Data.

   Incorporated by reference from the Annual Report, page 62, section entitled "Five-Year Summary of Selected Financial Data."

--------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Incorporated by reference from the Annual Report, pages 27-36, section entitled "Management's Discussion and Analysis."

--------------------------------------------------------------------------------

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   Incorporated by reference from the Annual Report, pages 34-36, section entitled "Financial Instrument Market Risk."

--------------------------------------------------------------------------------

Item 8.  Financial Statements and Supplementary Data.

   Incorporated by reference from the Annual Report, pages 37-59, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity and Comprehensive Income" and "Notes to Consolidated Financial Statements."

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

--------------------------------------------------------------------------------

                                   PART III

--------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant.

(a) Identification of Directors

   Incorporated by reference from Baxter's proxy statement for use in connection with its annual meeting of stockholders to be held on May 7, 2002 (Proxy Statement), page 4, section entitled "Election of Directors--Proposal 1 on the Proxy Card," and pages 9-11, section entitled "Board of Directors--Director Biographies."

(b) Identification of Executive Officers

   Following are the names and ages, as of March 1, 2002, of the executive officers of Baxter International, and one or both of its two principal operating subsidiaries, Baxter Healthcare Corporation and Baxter World Trade Corporation, their positions and summaries of their backgrounds and business experience. All executive officers of Baxter International are elected or appointed by the board of directors and hold office until the next annual meeting of directors and until their respective successors are elected and qualified. The annual meeting of directors is held on the date of the annual meeting of stockholders. All executive officers of Baxter Healthcare Corporation and Baxter World Trade Corporation are elected or appointed by the boards of directors of the applicable subsidiary and hold office until their respective successors are elected and qualified. As permitted by applicable law, actions by these boards (and their sole stockholder, Baxter International) may be taken by written consent in lieu of a meeting.

(1) Baxter International Inc. Executive Officers

   Harry M. Jansen Kraemer, Jr., age 47, has been a director of Baxter International since 1995 and chairman of the board since January 1, 2000. Mr. Kraemer has been president of Baxter International since 1997 and chief executive officer since January 1, 1999. From 1993 to 1997, he served as senior vice president and chief financial officer of Baxter International. Mr. Kraemer also serves as a director of Comdisco Inc. and Science Applications International Corporation.

   Brian P. Anderson, age 51, is senior vice president and chief financial officer of Baxter International, having served in those capacities since February 1998. Mr. Anderson previously was corporate vice president of finance of Baxter International beginning in May 1997, and was the corporate controller from 1993 to 1997.

   Timothy B. Anderson, age 55, is senior vice president, corporate strategy and development, of Baxter International, having served in that capacity since May 2001. He was group vice president, corporate strategy and development, from November 1999 to May 2001. Prior to that Mr. Anderson served as group vice president of Baxter Healthcare Corporation and Baxter World Trade Corporation.

   J. Robert Hurley, age 52, is a corporate vice president, integration management, of Baxter International. Prior to that from 1993 to 2000, he was a corporate vice president of Baxter World Trade Corporation and president--Japan.

   Neville J. Jeharajah, age 48, is a corporate vice president, investor relations and financial planning, of Baxter International, having served in that capacity since February 2001. Prior to that since 1982, Mr. Jeharajah held various finance positions with the company, the most recent of which was vice president, financial planning and investor relations.

   Karen J. May, age 43, is a corporate vice president, human resources, of Baxter International, having served in that capacity since February 2001. Prior to her current appointment she was vice president, human resources from 2000 until 2001, vice president, global planning and staffing from 1998 to 2000, vice president, international finance from 1997 to 1998 and vice president, corporate audit from 1994 to 1997.

   Steven J. Meyer, age 45, is treasurer of Baxter International, having served in that capacity since February 1997.

   John L. Quick, age 57, is a corporate vice president, quality/regulatory, of Baxter International, having served in that capacity since 1996.

   Jan Stern Reed, age 42, is corporate secretary and associate general counsel of Baxter International, having served in those capacities since February 1998. Prior to that she was assistant corporate secretary and assistant general counsel from February 1997 to February 1998.

   Norbert G. Reidel, age 44, is a corporate vice president and chief scientific officer of Baxter International, having served in those capacities since May 2001. From 1998 to 2001 he served as president of the recombinant business unit of the BioScience division of Baxter Healthcare Corporation. Prior to joining Baxter in 1998 he was head of worldwide biotechnology and worldwide core research functions at Hoechst Marion Roussel.

   Thomas J. Sabatino, Jr., age 43, is a senior vice president and general counsel of Baxter International, having served as a senior vice president since May 2001 and as general counsel since December 1997. He was a corporate vice president from December 1997 to May 2001 and assistant secretary from February 1997 to December 1997. From 1995 to December 1997, Mr. Sabatino was an associate general counsel of Baxter Healthcare Corporation.

   Michael J. Tucker, age 49, is a senior vice president of Baxter International, responsible for human resources, communications and Europe. He has served as senior vice president, human resources since September 1995, of communications since May 2000 and of Europe since February 2001.

(2) Baxter Healthcare Corporation and Baxter World Trade Corporation Executive Officers

   Eric A. Beard, age 50, is a corporate vice president of Baxter World Trade Corporation and president--Baxter Europe, Africa and Middle East, having served in those capacities since October 1998. Prior to that, Mr. Beard was president of a division of a subsidiary of Baxter World Trade Corporation.

   Carlos del Salto, age 59, is a senior vice president Intercontinental/Asia of Baxter World Trade Corporation, having served in that capacity since 1996, and president--Latin America.

   David F. Drohan, age 63, is a senior vice president of Baxter Healthcare Corporation and president--Medication Delivery, having served as a senior vice president since May 2001 and as president--Medication Delivery since 1996. He was a corporate vice president from 1996 to May 2001.

   James M. Gatling, age 52, is a corporate vice president, manufacturing operations, of Baxter Healthcare Corporation, having served in that capacity since December 1996.

   Thomas H. Glanzmann, age 43, is a senior vice president of Baxter World Trade Corporation and Baxter Healthcare Corporation, and president--BioScience. He has served as a senior vice president since May 2001 and was a corporate vice president from October 1998 to May 2001. Prior to that, Mr. Glanzmann was president of a division of a subsidiary of Baxter World Trade Corporation.

   Alan L. Heller, age 48, is a senior vice president of Baxter Healthcare Corporation and Baxter World Trade Corporation, and president--Renal, having served as a senior vice president since May 2001 and as president--Renal since he joined the Company in October 2000. He was a group vice president from October 2000 to May 2001. Prior to that, Mr. Heller was co-president and chief operating officer of G.D. Searle & Co.

   David C. McKee, age 54, is a corporate vice president and deputy general counsel of Baxter Healthcare Corporation and Baxter World Trade Corporation, having served as corporate vice president since 1997 and 1996, respectively, and as deputy general counsel of both entities since 1996. Mr. McKee has held various positions with Baxter International, including vice president from 1996 to 1997, corporate vice president from 1997 to 1999, deputy general counsel from 1996 to 1999, and corporate secretary from February 1997 to February 1998.

   Gregory P. Young, age 48, is a corporate vice president of Baxter Healthcare Corporation and president of the Fenwal division. He has served as a corporate vice president since February 2001 and as president of the Fenwal division since 1999. Prior to that from 1985 to 1999, Mr. Young served in roles of increasing responsibility within the Medication Delivery division of Baxter Healthcare Corporation.

(c) Compliance with Section 16(a) of the Securities Exchange Act of 1934.

   Incorporated by reference from the Proxy Statement, page 25, section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

--------------------------------------------------------------------------------

Item 11.  Executive Compensation.

   Incorporated by reference from the Proxy Statement, pages 13-14, section entitled "Board of Directors--Compensation of Directors" and pages 19-23, section entitled "Executive Compensation."

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

                                    PART IV

--------------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   The following documents are filed as a part of this report:

(a) Financial Statements                                             Location

   Financial Statements Required By Item 8 of This Form
       Consolidated Balance Sheets                                   Annual Report, page 38
       Consolidated Statements of Income                             Annual Report, page 39
       Consolidated Statements of Cash Flows                         Annual Report, page 40
       Consolidated Statements of Stockholders' Equity and
         Comprehensive Income                                        Annual Report, page 41
       Notes to Consolidated Financial Statements                    Annual Report, pages 42-59
       Report of Independent Accountants                             Annual Report, page 37

       Schedules Required By Article 12 of Regulation S-X

       Report of Independent Accountants on Financial Statement
         Schedule                                                    page 18

       Schedule II--Valuation and Qualifying Accounts                page 19

   All other schedules have been omitted because they are not applicable or not required.

(b) Reports on Form 8-K

      On November 5, 2001, Baxter International filed a current report on Form 8-K under Item 5, ''Other Events,'' which reported that a Baxter International subsidiary announced that preliminary tests lead the company to believe that a processing fluid used in the manufacturing operation in its Ronneby, Sweden facility may have played a role in hemodialysis patient deaths.

      On November 28, 2001, Baxter International filed a current report on Form 8-K under Item 5, "Other Events," which reported that a Baxter International subsidiary reached a settlement of certain claims in connection with its Althane dialyzers.

      On November 29, 2001, Baxter International filed a current report on Form 8-K under Item 5, "Other Events," relating to Baxter Healthcare Corporation's participation in the production of smallpox vaccine with Acambis at the request of the U.S. government.

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

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Baxter International Inc.

   Our audits of the consolidated financial statements referred to in our report dated February 14, 2002 appearing in the 2001 Annual Report to Stockholders of Baxter International Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in
Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Chicago, Illinois
February 14, 2002

--------------------------------------------------------------------------------

SCHEDULE II

--------------------------------------------------------------------------------

Valuation and Qualifying Accounts

(in million of dollars)

--------------------------------------------------------------------------------

                                                               Additions
                                                        ----------------------
                                            Balance at  Charged to  Charged to                 Balance
                                           beginning of costs and     other      Deductions   at end of
                                              period     expenses  accounts (a) from reserves  period
-------------------------------------------------------------------------------------------------------
Year ended December 31, 2001:
   Allowance for doubtful accounts              43          17          --            (3)         57
   Inventory reserves                          110         116          (7)          (94)        125
   Litigation reserves                         326          --           3          (109)        220
   Deferred tax asset valuation allowance       50          17          --            (9)         58
-------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
   Allowance for doubtful accounts              34          10           3            (4)         43
   Inventory reserves                           78          73           4           (45)        110
   Litigation reserves                         426          31          --          (131)        326
   Deferred tax asset valuation allowance       43          12          --            (5)         50
-------------------------------------------------------------------------------------------------------
Year ended December 31, 1999:
   Allowance for doubtful accounts              37           6          --            (9)         34
   Inventory reserves                           97          68          --           (87)         78
   Litigation reserves                         698          --          --          (272)        426
   Deferred tax asset valuation allowance       34          14          --            (5)         43
-------------------------------------------------------------------------------------------------------

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

                                          BAXTER INTERNATIONAL INC.


                                          By:  /s/ HARRY M. JANSEN KRAEMER, JR.
                                               --------------------------------
                                                Harry M. Jansen Kraemer, Jr.
                                                Chairman and Chief Executive
                                                          Officer

DATE:  March 13, 2002

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2002.

          Signature                       Title
          ---------                       -----

/s/ HARRY M. JANSEN KRAEMER, JR.   Chairman of the Board of Directors and Chief
--------------------------------     Executive Officer (principal executive
    Harry M. Jansen Kraemer, Jr.     officer)

   /s/ BRIAN P. ANDERSON           Senior Vice President and Chief Financial
--------------------------------     Officer (principal financial officer and
      Brian P. Anderson              principal accounting officer)

    /s/ WALTER E. BOOMER           Director
-------------------------------
        Walter E. Boomer

     /s/ PEI-YUAN CHIA             Director
-------------------------------
         Pei-yuan Chia

    /s/ JOHN W. COLLOTON           Director
-------------------------------
        John W. Colloton

      /s/ SUSAN CROWN              Director
-------------------------------
         Susan Crown

     /s/ BRIAN D. FINN             Director
-------------------------------
         Brian D. Finn

          Signature                       Title
          ---------                       -----

     /s/  GAIL D. FOSLER                Director
----------------------------------
       Gail D. Fosler

    /s/  MARTHA R. INGRAM               Director
----------------------------------
      Martha R. Ingram

/s/  JOSEPH B. MARTIN, M.D., PH.D.      Director
----------------------------------
Joseph B. Martin, M.D., Ph.D.

  /s/  THOMAS T. STALLKAMP              Director
----------------------------------
     Thomas T. Stallkamp

 /s/  MONROE E. TROUT, M.D.             Director
----------------------------------
    Monroe E. Trout, M.D.

     /s/  FRED L. TURNER                Director
----------------------------------
       Fred L. Turner

            EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

                                     Number and Description of Exhibit
                                     ---------------------------------

3.     Certificate of Incorporation and Bylaws
        3.1* Restated Certificate of Incorporation, as amended, including Certificate of Designation of Series
             B Junior Participating Preferred Stock and Certificate of Elimination of Series A Junior
             Participating Preferred Stock, filed as exhibit 3.1 to the company's quarterly report on Form
             10-Q for the quarter ended March 31, 2001, (the "March 2001 Form 10-Q").

        3.2* Certificate of Designation of Series A Junior Participating Preferred Stock, filed under the
             Securities Act of 1933 as Exhibit 4.3 to the company's registration statement on Form S-8 (No.
             33-28428).

        3.3* Amended and Restated Bylaws dated February 27, 2001, filed as exhibit 3.3 to the company's annual report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

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

        4.4* Fiscal and Paying Agency Agreement dated as of November 15, 1984, between the company and
             Citibank, N.A., as amended, filed as exhibit 4.16 to the company's annual report on Form 10-K for the year ended December 31, 1987 (the "1987 Form 10-K").

        4.5* Specimen 91/2% Note, filed as exhibit 4.3(a) to the company's current report on Form 8-K dated
             June 23, 1988.

        4.6* Specimen 91/4% Note, filed as exhibit 4.3(a) to the company's current report on Form 8-K dated
             September 13, 1989.

        4.7* Specimen 91/4% Note, filed as exhibit 4.3(a) to the company's current report on Form 8-K dated
             December 7, 1989.

        4.8* Specimen 7.125% Note, filed as exhibit 4.10 to the company's annual report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

        4.9* Specimen 7.65% Debenture, filed as exhibit 4.11 to the 1996 Form 10-K.

       4.10* Contingent Payment Rights Agreement, filed under the Securities Act of 1933 as exhibit 2 to the
             Company's registration statement on Form S-4 (No. 333-47927).

       4.11* Rights Agreement dated as of December 9, 1998, between the company and First Chicago Trust
             Company of New York, filed as Exhibit 1 to a registration statement on Form 8-A dated
             February 23, 1999.

       4.12* Indenture dated as of May 21, 2001 by and among the company and Bank One Trust Company,
             N.A. as trustee, filed as exhibit 4.6 to the company's registration statement on Form S-3 (No.
             333-67772).

                                      Number and Description of Exhibit
                                      ---------------------------------

        4.13* Form of Debenture, filed as exhibit 4.7 to the company's registration statement on Form S-3
              (No. 333-67772).

        4.14* Registration Rights Agreement dated May 16, 2001 by and among the company and the initial purchasers of the Debentures, filed as exhibit 4.8 to the company's registration statement on
              Form S-3 (No. 333-67772).

10.    Material Contracts
 C      10.1* Form of Indemnification Agreement entered into with directors and officers, filed as exhibit 19.4 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 1986.

 C      10.2  Baxter International Inc. International Retirement Plan.

 C      10.3* Baxter International Inc. and Subsidiaries Supplemental Pension Plan, filed as exhibit 10.18 to the company's annual report on Form 10-K for the year ended December 31, 1988.

        10.4  Intentionally omitted.

        10.5  Intentionally omitted.

 C      10.6* 1987 Incentive Compensation Program, filed as exhibit C to the company's proxy statement for use in connection with its May 13, 1987, annual meeting of stockholders.

 C      10.7* Amendment to 1987 Incentive Compensation Program, filed as exhibit 19.1 to September
              1989 Form 10-Q.

 C      10.8  Non-Employee Director Stock Option Plan for Annual Grant, as amended and restated
              effective February 25, 2002.

 C      10.9* Deferred Compensation Plan, amended and restated effective January 1, 1998, filed as exhibit
              10.17 to the company's annual report on Form 10-K for the year ended December 31, 1997
              (the "1997 Form 10-K").

       10.10  Intentionally omitted.

       10.11  Intentionally omitted.

 C     10.12* Corporate Aviation Policy, filed as exhibit 10.33 to the company's annual report on Form
              10-K for the year ended December 31, 1992.

 C     10.13* 1994 Incentive Compensation Program, filed as exhibit A to the company's proxy statement for use in connection with its April 29, 1994 annual meeting of stockholders.

 C     10.14* 1999 Shared Investment Plan, filed as exhibit 10.1 to the company's quarterly report on Form
              10-Q for the quarter ended June 30, 1999.

 C     10.15  Officer Incentive Compensation Plan.

 C     10.16* Baxter International Inc. Restricted Stock Plan for Non-Employee Directors, as amended and restated effective May 1, 2001, filed as exhibit 10.16 to the March 2001 Form 10-Q.

 C     10.17* 1995 Stock Option Grant Terms and Conditions, filed as exhibit 10.34 to the company's annual report on Form 10-K for the year ended December 31, 1995.

       10.18  Intentionally omitted.

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

 C  10.21*  November 1997 Stock Option Grant Terms and Conditions, filed as exhibit 10.36 to the 1997
            Form 10-K.

 C  10.22*  1998 Incentive Compensation Program, filed as exhibit 10.37 to the 1997 Form 10-K.

 C  10.23*  Long Term Incentive Plan, filed as exhibit 10.38 to the 1997 Form 10-K.

 C  10.24*  1997 Scientific Advisory Board Option Plan, filed as exhibit 4.4 to the company's registration statement on Form S-8 (No. 333-71533).

 C  10.25*  2000 Incentive Compensation Program, filed as Exhibit A to the company's proxy statement for use in connection with its May 2, 2000 annual meeting of stockholders.

 C  10.26*  Employee Stock Purchase Plan for United States Employees (as amended and restated
            effective October 1, 1999), filed as exhibit 10 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 1999.

 C  10.27   2001 Incentive Compensation Program and Amendment No. 1 thereto.

 C  10.28*  Consulting Agreement with Arnold J. Levine, Ph.D., filed as exhibit 10.28 to Amendment No. 1 to the 2000 Form 10-K.

12. Computation of Ratio of Earnings to Fixed Charges.

13. Selections from the 2001 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this annual report on Form 10-K).

21. Subsidiaries of Baxter International Inc.

23. Consent of PricewaterhouseCoopers LLP.

24. Powers of Attorney (included in signature page)

--------
*  Incorporated herein by reference.
C  Exhibit contemplated by Item 14(a)(3) of Form 10-K.

 Copies of the above exhibits are available at a charge of 35 cents per page upon written request to the Stockholder Services Department, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015. Copies are also available at a charge of at least 24 cents per page from the Public Reference Room of the Securities and Exchange Commission, Washington, D.C., 20549.