Form 10-Q
period 2002-03-31
BAXTER INTERNATIONAL INC
filed 2002-05-03
CIK 10456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          ---
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

     ________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

   The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of April 25, 2002 was 601,093,841 shares.

                            BAXTER INTERNATIONAL INC.
                                    FORM 10-Q

                  For the quarterly period ended March 31, 2002

                                TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
           Condensed Consolidated Statements of Income .............      2
           Condensed Consolidated Balance Sheets ...................      3
           Condensed Consolidated Statements of Cash Flows .........      4
           Notes to Condensed Consolidated Financial Statements ....      5
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ................................     10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17
Review by Independent Accountants ..................................     17
Report of Independent Accountants ..................................     18

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings .........................................     19
Item 6.  Exhibits and Reports on Form 8-K ..........................     22
Signature ..........................................................     23
Exhibits ...........................................................     24

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Baxter International Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (unaudited)
                      (in millions, except per share data)

                                                              Three months ended
                                                                   March 31,
                                                                 2002      2001
                                                              ------------------
Net sales                                                      $1,950    $1,757
Costs and expenses
  Cost of goods sold                                            1,064       986
  Marketing and administrative expenses                           400       343
  Research and development expenses                               115       103
  Goodwill amortization                                            --        12
  Interest, net                                                    16        19
  Other expense                                                    13         7
--------------------------------------------------------------------------------
  Total costs and expenses                                      1,608     1,470
--------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of accounting change                                     342       287
  Income tax expense                                               89        73
--------------------------------------------------------------------------------
Income before cumulative effect of accounting change              253       214
Cumulative effect of accounting change, net of
  income tax benefit of $32                                        --       (52)
--------------------------------------------------------------------------------
Net income                                                       $253      $162
================================================================================

Earnings per basic common share
  Before cumulative effect of accounting change                  $.42      $.36
  Cumulative effect of accounting change                           --      (.09)
--------------------------------------------------------------------------------
  Net income                                                     $.42      $.27
================================================================================
Earnings per diluted common share
  Before cumulative effect of accounting change                  $.41      $.35
  Cumulative effect of accounting change                           --      (.08)
--------------------------------------------------------------------------------
  Net income                                                     $.41      $.27
================================================================================
Weighted average number of common shares outstanding
  Basic                                                           600       590
================================================================================
  Diluted                                                         622       606
================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                          (in millions, except shares)

---------------------------------------------------------------------------------------------------------------------
                                                                                   March 31,           December 31,
                                                                                       2002                   2001
                                                                                (unaudited)
                                                                                -------------------------------------
Current assets    Cash and equivalents                                                 $522                   $582
                  Accounts receivable                                                 1,619                  1,493
                  Notes and other current receivables                                   122                    129
                  Inventories                                                         1,462                  1,341
                  Short-term deferred income taxes                                       40                     82
                  Prepaid expenses                                                      396                    350
                  ---------------------------------------------------------------------------------------------------
                  Total current assets                                                4,161                  3,977
---------------------------------------------------------------------------------------------------------------------
Property,         At cost                                                             5,788                  5,732
plant and         Accumulated depreciation and amortization                          (2,462)                (2,426)
equipment         ---------------------------------------------------------------------------------------------------
                  Net property, plant and equipment                                   3,326                  3,306
---------------------------------------------------------------------------------------------------------------------
Other assets      Goodwill and other intangibles                                      1,695                  1,698
                  Insurance receivables                                                  82                     93
                  Other                                                               1,353                  1,269
                  ---------------------------------------------------------------------------------------------------
                  Total other assets                                                  3,130                  3,060
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $10,617                $10,343
=====================================================================================================================

Current           Short-term debt                                                      $490                   $149
liabilities       Current maturities of long-term debt and lease obligations             52                     52
                  Accounts payable and accrued liabilities                            2,004                  2,432
                  Income taxes payable                                                  626                    661
                  ---------------------------------------------------------------------------------------------------
                  Total current liabilities                                           3,172                  3,294
---------------------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                                  2,677                  2,486
---------------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                         201                    218
---------------------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                                        131                    140
---------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                             496                    448
---------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
---------------------------------------------------------------------------------------------------------------------
Stockholders'     Common stock, $1 par value, authorized 1,000,000,000
equity               shares, issued 608,817,449 shares in 2002
                     and 608,817,449 shares in 2001                                     609                    609
                  Common stock in treasury, at cost, 7,943,249 shares
                     in 2002 and 9,924,459 shares in 2001                              (271)                  (328)
                  Additional contributed capital                                      2,813                  2,815
                  Retained earnings                                                   1,346                  1,093
                  Accumulated other comprehensive loss                                 (557)                  (432)
                  ---------------------------------------------------------------------------------------------------
                  Total stockholders' equity                                          3,940                  3,757
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $10,617                $10,343
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

                   Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                  (in millions)

---------------------------------------------------------------------------------------------------------------------
                                                                                         Three months ended March 31,
(brackets denote cash outflows)                                                          2002                   2001
                                                                                         ----------------------------
Cash flows        Income before cumulative effect of non-cash
from                 accounting change                                                   $253                   $214
operations        Adjustments
                     Depreciation and amortization                                        105                    108
                     Deferred income taxes                                                 34                     80
                     Other                                                                (16)                    15
                  Changes in balance sheet items
                     Accounts receivable                                                 (181)                   (11)
                     Inventories                                                         (128)                  (100)
                     Accounts payable and other accrued liabilities                      (124)                  (256)
                     Net litigation payable and other                                     (43)                   (83)
                  ---------------------------------------------------------------------------------------------------
                  Cash flows from operations                                             (100)                   (33)
---------------------------------------------------------------------------------------------------------------------
Cash flows        Capital expenditures                                                   (139)                  (131)
from investing    Acquisitions (net of cash received)
activities           and investments in affiliates                                        (49)                   (49)
                  Divestitures and other asset dispositions                                --                     19
                  ---------------------------------------------------------------------------------------------------
                  Cash flows from investing activities                                   (188)                  (161)
---------------------------------------------------------------------------------------------------------------------
Cash flows        Issuances of debt and lease obligations                                  53                    767
from financing    Redemptions of debt and lease obligations                              (285)                  (168)
activities        Increase in debt with maturities
                     of three months or less, net                                         749                     32
                  Common stock cash dividends                                            (348)                  (340)
                  Stock issued under employee benefit plans                                91                     64
                  Purchases of treasury stock                                             (35)                    --
                  ---------------------------------------------------------------------------------------------------
                  Cash flows from financing activities                                    225                    355
---------------------------------------------------------------------------------------------------------------------
Effect of currency exchange rate changes on cash and equivalents                            3                    (17)
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                               (60)                   144
Cash and equivalents at beginning of period                                               582                    579
---------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                    $522                   $723
=====================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (unaudited)

1. FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company's 2001 Annual Report to Stockholders.

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

Comprehensive income
Total comprehensive income was $128 million and $340 million for the three months ended March 31, 2002 and 2001, respectively. The decline in comprehensive income in the quarter was principally related to unfavorable foreign currency fluctuations, partially offset by increased net income.

Allowance for doubtful accounts
In the normal course of business, the company provides credit to customers in the health-care industry, performs credit evaluations of these customers and maintains reserves for potential credit losses. In determining the amount of the allowance for doubtful accounts, management considers historical credit losses, the past due status of receivables, payment history and other customer-specific information, and any other relevant factors or considerations. The past due status of a receivable is based on its contractual terms. Receivables are written off when management determines they are uncollectible. Credit losses, when realized, have been within the range of management's allowance for doubtful accounts.

2. CHANGE IN ACCOUNTING PRINCIPLE IN 2001

Effective at the beginning of 2001, the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments. In accordance with the transition provisions of SFAS No. 133, upon adoption the company recorded a cumulative effect after-tax reduction to earnings of $52 million and a cumulative effect after-tax increase to other comprehensive income of $8 million.

3. INVENTORIES

Inventories consisted of the following.

-------------------------------------------------------------------------------
                                                March 31,          December 31,
(in millions)                                      2002                 2001
-------------------------------------------------------------------------------
Raw materials                                      $387                 $353
Work in process                                     287                  244
Finished products                                   788                  744
-------------------------------------------------------------------------------
Total inventories                                $1,462               $1,341
===============================================================================

4. INTEREST, NET

Net interest expense consisted of the following.

-------------------------------------------------------------------------------
                                                             Three months ended
                                                                 March 31,
(in millions)                                                2002         2001
-------------------------------------------------------------------------------
Interest expense                                              $18          $28
Interest income                                                (2)          (9)
-------------------------------------------------------------------------------
Interest expense, net                                         $16          $19
===============================================================================

5. STOCK SPLIT

On February 27, 2001, Baxter's board of directors approved a two-for-one stock split of the company's common shares. On May 1, 2001, the split was approved by the company's shareholders. On May 30, 2001, shareholders of record on May 9, 2001 received one additional share of Baxter common stock for each share held on May 9, 2001. All share and per share data in the condensed consolidated financial statements and notes have been adjusted and restated to reflect the stock split.

6. EARNINGS PER SHARE

The numerator for both basic and diluted earnings per share (EPS) is net earnings available to common shareholders. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The following is a reconciliation of the shares (denominator) of the basic and diluted per-share computations.

-------------------------------------------------------------------------------
                                                             Three months ended
                                                                 March 31,
(in millions)                                                2002          2001
-------------------------------------------------------------------------------
Basic EPS shares                                              600           590
-------------------------------------------------------------------------------
Effect of dilutive securities
   Employee stock options                                      21            15
   Employee stock purchase plans and equity
      forward agreements                                        1             1
-------------------------------------------------------------------------------
Diluted EPS shares                                            622           606
===============================================================================

7. ACQUISITIONS AND INTANGIBLE ASSETS

Adoption of new accounting standards
SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued in July 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The amortization provisions of SFAS No. 142, including nonamortization of goodwill, apply to goodwill and intangible assets acquired after June 30, 2001. With the adoption of SFAS No. 142 in its entirety on January 1, 2002, all of the company's goodwill is no longer being amortized, but is subject to periodic impairment reviews, beginning on January 1, 2002.

In performing the reviews, potential impairment is to be identified by comparing the fair value of a reporting unit with its carrying amount, and if the fair value is less than the carrying amount, an impairment loss is recorded as the excess of the carrying amount of the goodwill over its implied fair value. The implied fair value is determined by allocating the fair value of the entire unit to all of its assets and liabilities, with any excess of fair value over the amount allocated representing the implied fair value of that unit's goodwill. The company's reporting units are the same as its reportable operating segments, and are referred to as Medication Delivery, BioScience and Renal. While the company is still in the process of performing the initial goodwill impairment review by reporting unit as of January 1, 2002, it is management's preliminary assessment that a goodwill impairment charge will not be recorded as of the date of adoption.

Goodwill
The carrying amount of goodwill as of March 31, 2002 was $646 million, $488 million and $210 million for Medication Delivery, BioScience and Renal, respectively. The change in goodwill during the three months ended March 31, 2002 was not significant. There was no impairment of goodwill during the quarter.

Other intangible assets
Intangible assets other than goodwill are separated into two categories. Intangible assets with finite useful lives are recorded on the condensed consolidated balance sheet and amortized over the estimated useful life of the asset. Intangible assets with indefinite useful lives are recorded on the condensed consolidated balance sheet, are not amortized, and are subject to periodic impairment tests. The amount of intangible assets with indefinite lives is immaterial. The following is a summary of the company's intangible assets subject to amortization at March 31, 2002.

----------------------------------------------------------------------------------------------
                                                             As of March 31, 2002
                                                 ---------------------------------------------
                                                                                     Weighted-
                                                                                       Average
                                                           Accumulated            Amortization
($ in millions)                                  Gross    Amortization     Net          Period
----------------------------------------------------------------------------------------------
Amortized intangible assets
  Developed technology, including patents         $492            $212    $280              14
  Manufacturing, distribution and
    other contracts                                 33               7      26              12
  Other                                             43               6      37              18
----------------------------------------------------------------------------------------------
Total amortized intangible assets                 $568            $225    $343              14
==============================================================================================

The amortization expense for these intangible assets was $8 million for the three months ended March 31, 2002. The anticipated annual amortization expense for these intangible assets is

$32 million, $33 million, $31 million, $28 million, $27 million and $24 million in 2002, 2003, 2004, 2005, 2006 and 2007, respectively.

Earnings and per share earnings in 2001 excluding amortization
Net-of-tax amortization expense relating to goodwill and indefinite-lived assets was $10 million, or $.02 per basic and diluted common share for the three months ended March 31, 2001. Adjusted for this amortization expense, income before cumulative effect of accounting change, net income, net income per basic common share and net income per diluted common share were $224 million, $172 million, $.29 and $.29, respectively, for the three months ended March 31, 2001.

Acquisitions
Acquisitions during the three months ended March 31, 2002 and 2001 were accounted for under the purchase method. Results of operations of acquired companies are included in the company's results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. The excess of the purchase price over the fair values of the tangible assets and identifiable intangible assets acquired and liabilities assumed is allocated to goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values.

Fusion Medical Technologies, Inc.
In February 2002, the company entered into an agreement to acquire Fusion Medical Technologies, Inc. (Fusion), subject to shareholder and regulatory approvals. The acquisition of Fusion, a business that develops and commercializes proprietary products used to control bleeding during surgery, supports the company's strategic initiative to expand and enhance the portfolio of innovative therapeutic solutions for biosurgery and tissue regeneration. The acquisition of Fusion, which will be included in the BioScience segment, is expected to close during the second quarter of 2002.

Pro forma information
The following pro forma information presents a summary of the company's consolidated results of operations as if acquisitions during the first quarter of 2002 and the first quarter of 2001 had taken place as of the beginning of the current and preceding fiscal year, giving effect to purchase accounting adjustments. No adjustments were made for charges for in-process research and development and acquisition-related costs.

-------------------------------------------------------------------------------
                                                             Three months ended
                                                                  March 31,
(in millions, except per share data)                           2002        2001
-------------------------------------------------------------------------------
Net sales                                                    $1,950      $1,836
Income before cumulative effect of accounting change           $253        $211
Net income                                                     $253        $159
Net income per diluted common share                           $0.41       $0.26
-------------------------------------------------------------------------------

These pro forma results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future. The pro forma earnings above relating to acquisitions completed after June 30, 2001 do not include amortization of goodwill.

8. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

Refer to "Part II - Item 1. Legal Proceedings" below.

9. SEGMENT INFORMATION

The company operates in three segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their businesses are as follows: Medication Delivery: medication delivery products and therapies, including intravenous infusion pumps and solutions, anesthesia-delivery devices and pharmaceutical agents, and oncology therapies;
BioScience: biopharmaceuticals and blood-collection, separation and storage products and technologies; and Renal: products and services to treat end-stage kidney disease.

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

Financial information for the company's segments for the quarter ended March 31 is as follows.

                                            Medication
(in millions)                                Delivery        BioScience          Renal          Other         Total
-------------------------------------------------------------------------------------------------------------------
For the three months ended
March 31,

2002
Net sales                                        $739              $746           $465             --        $1,950
Pretax income                                     120               171             56            ($5)          342

2001
Net sales                                        $669              $631           $457             --        $1,757
Pretax income                                     102               113             66             $6           287
-------------------------------------------------------------------------------------------------------------------

The following are reconciliations of total segment amounts to amounts per the condensed consolidated income statements.

                                                                                                    Three months
                                                                                                   ended March 31,
                                                                                                 ------------------
(in millions)                                                                                    2002          2001
-------------------------------------------------------------------------------------------------------------------
Pretax income
Total pretax income from segments                                                                $347          $281
Unallocated amounts
   Interest expense, net                                                                          (16)          (19)
   Other Corporate items                                                                           11            25
-------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of
   accounting change                                                                             $342          $287
-------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Baxter International Inc.'s (the company or Baxter) 2001 Annual Report to Stockholders (Annual Report) contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001. In the Annual Report, management outlined its key financial objectives for 2002. The table below reflects these objectives and the company's results through March 31, 2002.

--------------------------------------------------------------------------------------
                                                   RESULTS THROUGH
     FULL YEAR 2002 OBJECTIVES                      MARCH 31, 2002
--------------------------------------------------------------------------------------
.. Accelerate sales growth to the low- . Net sales for the quarter ended March 31,
  teens.                                2002 increased 11 percent. Excluding the
                                        effects of changes in currency exchange
                                        rates, net sales increased 14 percent.

--------------------------------------------------------------------------------------

.. Grow earnings per share in the      . Diluted earnings per share increased 17
  mid-teens.                            percent for the first quarter of the year,
                                        excluding the first quarter 2001 cumulative
                                        effect of a change in accounting principle.

--------------------------------------------------------------------------------------

.. Generate at least $500 million in   . The company had operational cash outflow
  operational cash flow, after          of $217 million during the quarter ended
  investing more than $1.3 billion in   March 31, 2002. The company typically
  capital expenditures and research     generates the majority of its annual cash
  and development.                      flow during the second half of the year. The
                                        total of capital expenditures and research
                                        and development expenses for the quarter
                                        ended March 31, 2002 was $254 million.

--------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

NET SALES


------------------------------------------------------------------------
                                   Three months ended
                                       March 31,             Percent
(in millions)                     2002           2001       increase
------------------------------------------------------------------------
International                     $991           $902           10%
United States                      959            855           12%
------------------------------------------------------------------------
Total net sales                 $1,950         $1,757           11%
========================================================================

Excluding the effect of fluctuations in currency exchange rates, which impacted sales growth unfavorably for all three segments, total net sales growth was 14 percent for the quarter ended March 31, 2002. The United States dollar strengthened principally relative to the Euro and the Japanese Yen. Refer to
Note 9 to the condensed consolidated financial statements for a summary of net sales by segment.

Medication Delivery
The Medication Delivery segment generated 10 percent sales growth during the three months ended March 31, 2002. Excluding the impact of fluctuations in currency exchange rates, sales growth was 12 percent for the quarter, with the strongest sales growth in the international market. Of the constant-currency sales growth, seven points of growth were generated by the October 2001 acquisition of a subsidiary of Degussa AG, ASTA Medica Onkologie GmbH & CoKG
(ASTA), which develops, produces and markets oncology products worldwide, and the August 2001 acquisition of Cook Pharmaceutical Solutions, formerly a unit of Cook Group Incorporated (Cook), which provides contract filling of syringes and vials. The drug delivery business, excluding the impact of the acquisition of Cook, contributed two points of sales growth, primarily driven by increased sales of frozen premixed products. The remaining sales growth for the quarter was principally driven by increased sales of specialty products, particularly outside the United States.

BioScience
Sales in the BioScience segment increased 18 percent for the three months ended March 31, 2002. Excluding the impact of fluctuations in currency exchange rates, sales growth was 21 percent for the quarter, with sales in both the domestic and international markets contributing strongly to the growth rate. The constant-currency sales growth was driven by increased sales of recombinant products, particularly Recombinate Antihemophilic Factor (rAHF) (Recombinate), with such growth principally a result of increased capacity, improved pricing, and continued strong demand for this product, as well as strong sales of vaccines. Sales of plasma-derived products for hemophilia and other conditions and sales of products that provide for leukoreduction, which is the removal of white blood cells from blood products used for transfusion, also contributed strongly to the segment's growth rate for the quarter.

Renal
The Renal segment generated sales growth of two percent during the three months ended March 31, 2002. Excluding the impact of fluctuations in currency exchange rates, sales growth was seven percent for the quarter. Of the constant-currency sales growth, approximately five points of growth were due to increased penetration of products for peritoneal dialysis. The penetration continues to be strongest in emerging markets such as Latin America and Asia, where many people with end-stage renal disease are currently under-treated. The remaining growth in the Renal segment was driven principally by the segment's Renal Therapy Services business, which operates dialysis clinics in partnership with local physicians in international markets, and the Renal Management Strategies business, which is a renal-disease management organization, with revenues from these businesses increasing approximately $6 million in the first quarter of 2002 as compared to the prior year quarter.

The following tables show key ratios of certain income statement items as a percent of sales.

GROSS MARGIN AND EXPENSE RATIOS

--------------------------------------------------------------------------
                                     Three months ended
                                       March 31,
                                    2002           2001       Increase
--------------------------------------------------------------------------
Gross profit margin                 45.4%          43.9%         1.5 pts
Marketing and
   administrative expenses          20.5%          19.5%         1.0 pt
----------------------------------------------------------------------------

The improvement in the gross profit margin during the quarter was primarily due to a change in the products and services mix in all three segments, and particularly as a result of increased sales of higher-margin products in the BioScience segment.

Marketing and administrative expenses increased as a percent of sales in the current quarter as compared to the prior year quarter. The company has been increasing its investments in sales and marketing programs in conjunction with the launch of new products, and to continue to drive overall sales growth. Management is also making other investments, including enhancing the technological infrastructure of the company and attracting and retaining a highly talented workforce. To offset these investments, management is aggressively managing expenses and leveraging recent acquisitions. Management expects the expense ratio to decline during the remainder of the year.

RESEARCH AND DEVELOPMENT


--------------------------------------------------------------------------
                                     Three months ended
                                        March 31,              Percent
(in millions)                       2002           2001       increase
--------------------------------------------------------------------------
Research and
   development expenses             $115           $103           12%
As a percent of sales                5.9%           5.9%
--------------------------------------------------------------------------

The increase in research and development (R&D) expenses for the quarter was due to increased spending in all three segments. Contributing to the growth rate was the Medication Delivery segment's October 2001 acquisition of ASTA, as well as increased spending relating to the development of a next-generation recombinant clotting factor for hemophilia, a next-generation oxygen-therapeutics program, initiatives in the wound management and plasma-based products area, as well as other R&D projects across the three segments. Management expects to significantly increase its growth rate in R&D spending during the remainder of the year.

GOODWILL AMORTIZATION

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer amortized, but is subject to periodic impairment reviews. Management expects to significantly increase R&D spending, offsetting the reduced expense due to the elimination of goodwill amortization.

INTEREST, NET AND OTHER EXPENSE

Net interest expense decreased for the three months ended March 31, 2002 as compared to the prior year period principally due to the May 2001 issuance of convertible debt, which bears a lower interest rate than the debt balances repaid with the proceeds from the issuance.

Other expense in both the current and prior year quarter primarily consisted of amounts relating to minority interests and fluctuations in currency exchange rates.

PRETAX INCOME

Refer to Note 9 to the condensed consolidated financial statements for a summary of financial results by segment. Certain items are maintained at the company's corporate headquarters and are not allocated to the segments. They primarily include the majority of the hedging activities, certain foreign currency fluctuations, net interest expense, income and expense related to certain non-strategic investments, corporate headquarters costs, and certain nonrecurring gains and losses. The following is a summary of the significant factors impacting the segments' financial results.

Medication Delivery
Pretax income increased 18 percent for the three months ended March 31, 2002. The growth in pretax income was primarily the result of solid sales growth, the close management of costs, the leveraging of expenses in conjunction with recent acquisitions, and decreased pump service costs, partially offset by the unfavorable impact of fluctuations in currency exchange rates and increased R&D spending, which was primarily related to the acquisition of ASTA.

BioScience
Pretax income increased 51 percent for the three months ended March 31, 2002. The growth in pretax income was primarily a result of strong sales growth, an improved gross margin due to a change in product mix, and the leveraging of expenses. Partially offsetting these increases was the unfavorable impact of fluctuations in currency exchange rates, as well as increased R&D investments in the business.

Renal
Pretax income decreased 15 percent for the three months ended March 31, 2002. The decrease in pretax income during the quarter was principally due to the unfavorable impact of fluctuations in currency exchange rates and increased R&D spending, partially offset by an improved sales mix and the close management of expenses.

INCOME TAXES

The effective income tax rate for the three months ended March 31, 2002 was substantially unchanged as compared to the prior year quarter. Management does not expect a significant change in the effective tax rate during the remainder of the year.

CHANGES IN ACCOUNTING PRINCIPLES

Refer to Note 7 to the condensed consolidated financial statements regarding the company's adoption in 2002 of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

The company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments at the beginning of 2001. In accordance with the transition provisions of SFAS No. 133, upon adoption the company recorded a cumulative effect reduction to earnings of approximately $52 million (net of tax benefit of approximately $32 million), and a cumulative effect increase to other comprehensive income of approximately $8 million (net of tax of approximately $5 million).

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations per the company's condensed consolidated statements of cash flows decreased for the three months ended March 31, 2002. The effect of increased earnings in 2002, improved cash flows relating to accounts payable and accrued liabilities, and decreased net cash payments relating to the company's litigation was more than offset by the effect of increases in accounts receivable and inventories, as the company continues to grow its businesses.

Cash flows from investing activities decreased for the three months ended March 31, 2002. Capital expenditures increased modestly during the three months ended March 31, 2002 as compared to the prior year quarter as the company increased its investments in various capital projects across the three segments. The increased investments principally pertained to the BioScience segment, as the company is in the process of increasing manufacturing capacity for vaccines, and plasma-based and recombinant products. The company plans to increase its level of capital expenditures during the remainder of the year. Net cash outflows relating to acquisitions remained constant during the first three months of 2002 as compared to the prior year period. Approximately $24 million of the 2002 total related to the Medication Delivery segment's January 2002 acquisition of Autros Healthcare Solutions Inc., a developer of automated patient information and medication management systems designed to reduce medication errors, with the remainder pertaining to individually insignificant acquisitions. Approximately $11 million of the 2001 total related to acquisitions of dialysis centers in international markets, with the remainder pertaining to individually insignificant acquisitions. In February 2001, the company acquired Sera-Tec Biologicals, L.P., which owned and operated 80 plasma centers in 28 states, and a central testing laboratory. The purchase price of this acquisition, which is included in the BioScience segment, was paid with Baxter International Inc. common stock. The cash flows relating to divestitures and other asset dispositions in 2001 principally related to the sale and leaseback of certain assets.

Cash flows from financing activities decreased for the three months ended March 31, 2002. Debt issuances, net of redemptions and other payments of debt, decreased in the current quarter as compared to the prior year quarter. Cash outflows relating to common stock dividends increased for the three-month period due to an increase in the number of shares outstanding. Cash received for stock issued under employee benefit plans increased due to a higher level of stock option exercises coupled with a higher average exercise price. In conjunction with the early termination of an equity forward agreement, the company purchased one million shares of common stock for $35 million during the first quarter of 2002. The company's net-debt-to-capital ratio was 40.6 percent and 35.9 percent at March 31, 2002 and December 31, 2001, respectively.

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

The following table reconciles cash flow provided by operations, as determined by generally accepted accounting principles (GAAP), to operational cash flow, which is not a measure defined by GAAP.

---------------------------------------------------------------------------------------
                                                        Three months ended March 31,
(in millions)                                            2002                  2001
---------------------------------------------------------------------------------------
Cash flows from operations per the company's
   condensed consolidated statements of cash flows      ($100)                 ($33)
Capital expenditures                                     (139)                 (131)
Net interest after tax                                     12                    11
Other, including mammary implant litigation                10                    42
---------------------------------------------------------------------------------------
Operational cash flow                                   ($217)                ($111)
=======================================================================================

As authorized by the board of directors, the company repurchases its stock to optimize its capital structure depending upon its operational cash flows, net debt level and current market conditions. In July 2001, the board of directors authorized the repurchase of $500 million of common stock. The company began repurchasing under this program in the third quarter of 2001, and, as discussed above, repurchased one million shares of common stock during the first quarter of 2002. Stock repurchases totaled $111 million under this program at March 31, 2002.

On February 27, 2001, Baxter's board of directors approved a two-for-one stock split of the company's common shares. On May 1, 2001, the split was approved by the company's shareholders. On May 30, 2001, shareholders of record on May 9, 2001 received one additional share of Baxter common stock for each share held on May 9, 2001. All share and per share data in the condensed consolidated financial statements and notes have been adjusted and restated to reflect the stock split.

The company intends to fund its short-term and long-term obligations as they mature through cash flow from operations, by issuing additional debt, by entering into other financing arrangements or by issuing common stock. In April 2002, the company issued $500 million of term debt, maturing in May 2007, and bearing a 5.25% coupon rate. The net proceeds will be used for working capital, to repay certain existing debt, for capital expenditures and for general corporate purposes. The company believes it has lines of credit adequate to support ongoing operational requirements. Beyond that, the company believes it has sufficient financial flexibility to attract long-term capital on acceptable terms as may be needed to support its growth objectives. The company's ability to generate cash flows from operations could be adversely affected in the event there is a material decline in the demand for the company's products, deterioration in the company's key financial ratios or credit ratings, or other significantly unfavorable change in conditions. With respect to the company's credit arrangements and debt outstanding at March 31, 2002, while a deterioration in the company's credit rating could unfavorably impact the financing costs associated with the credit arrangements, such a downgrade would not affect the company's ability to draw on the credit arrangements, and would not result in an acceleration of the scheduled maturities of the outstanding debt.

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

FORWARD-LOOKING INFORMATION

The matters discussed above that are not historical facts include forward-looking statements. These statements are based on the company's current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the company and the health-care arenas in which it operates. Many factors could affect the company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include, but are not limited to, interest rates; technological advances in the medical field; economic conditions; demand and market acceptance risks for new and existing products, technologies and health-care services; the impact of competitive products and pricing; manufacturing capacity; new plant start-ups; global regulatory, trade and tax policies; regulatory, legal or other developments relating to the company's Series A, AF and AX dialyzers; continued price competition; product development risks, including technological difficulties; ability to enforce patents; actions of regulatory bodies and other government authorities; reimbursement policies of government agencies; commercialization factors; results of product testing; and other factors described in this report or in the company's other filings with the Securities and Exchange Commission. Additionally, as discussed in "Legal Proceedings" below, upon the resolution of certain legal matters, the company may incur charges in excess of presently established reserves. Any such charge could have a material adverse effect on the company's results of operations or cash flows in the period in which it is recorded.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a complete discussion, refer to the caption "Financial Instrument Market Risk" in the company's 2001 Annual Report to Stockholders on Form 10-K. As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in fair value relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at March 31, 2002, the total of which did not change significantly from that at December 31, 2001, indicated that, if the U.S. Dollar uniformly fluctuated unfavorably by 10 percent against all currencies, the fair value of those contracts would decrease by approximately $139 million. With respect to the company's cross-currency swap agreements used to hedge net investments in foreign affiliates, if the U.S. Dollar uniformly weakened by 10 percent, the fair value of the contracts would decrease by approximately $249 million as of March 31, 2002. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

Review by Independent Accountants

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2002 and 2001 have been performed by PricewaterhouseCoopers LLP, the company's independent accountants. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Baxter International Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated February 14, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP
Chicago, Illinois
April 30, 2002

                           PART II. OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1. Legal Proceedings

Baxter International Inc. (Baxter or the company) and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the company or by companies that were acquired by the company. The most significant of these are reported in the company's Annual Report on Form 10-K for the year ended December 31, 2001, and material developments in such matters for the quarter ended March 31, 2002 are described below. Upon resolution of any such matters, Baxter may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the company's net income and net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Baxter's consolidated financial position.

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

As of March 31, 2002, Baxter, together with certain of its subsidiaries, was named as a defendant or co-defendant in 231 lawsuits and one claim relating to mammary implants, brought by approximately 480 plaintiffs, of which 385 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, 12 currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately 11 of the pending lawsuits against the company. Additionally, 283 plaintiffs have opted out of the Revised Settlement (representing approximately 176 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of March 31, 2002, 147 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the first quarter of 2002, Baxter obtained dismissals, or agreements for dismissals, with respect to 112 plaintiffs.

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

As of March 31, 2002, Baxter was named in 37 lawsuits and 91 claims in the United States, France, Ireland, Italy, Japan and Taiwan. The U.S.D.C. for the Northern District of Illinois has approved a settlement of all U.S. federal court factor concentrates cases. As of March 31, 2002, approximately 6,500 claimant groups had been found eligible to participate in the settlement, and approximately 350 claimants had opted out of the settlement. Approximately 6,236 of the claimant groups had received payments as of March 31, 2002.

In Japan, Baxter is a defendant, along with the Japanese government and four other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of March 31, 2002, the cases involved 1,351 plaintiffs, of whom 1,340 have settled their claims.

In addition, Immuno International AG (Immuno), a company acquired by Baxter in fiscal year 1997, has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by factor concentrates containing the HIV virus. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. Pursuant to the stock purchase agreement between the company and Immuno, as revised in April 1999 in consideration for payment by the company of 29 million Swiss Francs to Immuno as additional purchase price, approximately 26 million Swiss Francs of the purchase price is being withheld to cover these contingent liabilities.

As previously reported in the company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company's Gammagard(R) IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard(R) IVIG. As of March 31, 2002, Baxter was a defendant in 17 lawsuits and 26 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. One class action in the United States has been certified. In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used Gammagard(R) IVIG between January 1993 and February 1994.

Other
As of March 31, 2002, Baxter International Inc. and certain of its subsidiaries were named as defendants in three civil lawsuits, one of which is a purported class action, seeking damages on behalf of persons who allegedly died or were injured as a result of exposure to Baxter's A, AF and AX series dialyzers. One of these cases, which is pending in the Superior Court of San Bernardino County, California, was filed during the first quarter of 2002. The company has reached settlements with a number of the families of patients who died in Spain and Croatia after undergoing hemodialysis on Baxter Althane series dialyzers. Government criminal investigations concerning the patient deaths are pending in Spain and Croatia. Other lawsuits and claims may be filed in the United States and elsewhere.

Baxter International Inc. and certain of its subsidiaries have been named as defendants, along with others, in six lawsuits brought in U.S. federal courts on behalf of various classes of purchasers of Medicare and Medicaid eligible drugs alleged to have been injured by Baxter and other defendants as a result of pricing practices for such drugs, which are alleged to be artificially inflated. One of these cases was filed during the first quarter of 2002 in the U.S.D.C. for the Western District of Louisiana and another was filed in April 2002 in the U.S.D.C. for the Eastern District of Pennsylvania. All six of these U.S. federal court cases have been transferred to the U.S.D.C. for the District of Massachusetts for consolidated pretrial case management under Multi District Litigation rules. Claimants seek damages and declaratory and injunctive relief under various state and/or federal statutes. In addition, in January 2002, the Attorney General of Nevada filed a civil suit in the Second Judicial District Court of Washoe County, Nevada. In February 2002, the Attorney General of Montana filed a civil suit in the First Judicial District Court of Lewis and Clark County, Montana. These lawsuits in Nevada and Montana, which each name a subsidiary of Baxter International as a defendant and seek damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution, allege that prices for Medicare and Medicaid eligible drugs were artificially inflated in violation of various state laws. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement.

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of March 31, 2002, the company was named as a defendant in 494 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-1997 C.D.

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

                                     BAXTER INTERNATIONAL INC.
                                     -----------------------------------
                                          (Registrant)


Date: May 3, 2002                    By: /s/ Brian P. Anderson
                                         -------------------------------
                                         Brian P. Anderson
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Chief Accounting Officer)

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

--------------------------------------------------------------------------------

Number    Description of Exhibit
------    ----------------------

10.3      Baxter International Inc. and Subsidiaries Supplemental Pension Plan,
             as amended and restated effective January 1, 2002

10.9      Baxter International Inc. and Subsidiaries Deferred Compensation Plan,
             as amended and restated effective January 1, 2002

12        Computation of Ratio of Earnings to Fixed Charges

15        Letter Re Unaudited Interim Financial Information