Form 10-Q
period 2002-06-30
BAXTER INTERNATIONAL INC
filed 2002-08-07
CIK 10456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        ------
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

        ______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          Commission file number 1-4448

                            BAXTER INTERNATIONAL INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                             36-0781620
          ------------------------------             --------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

      One Baxter Parkway, Deerfield, Illinois              60015-4633
      ---------------------------------------              ----------
     (Address of principal executive offices)              (Zip Code)

                                 (847) 948-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X        No_____
                                     ------

   The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of July 31, 2002 was 603,073,736 shares.

                            BAXTER INTERNATIONAL INC.
                                    FORM 10-Q
                  For the quarterly period ended June 30, 2002
                                TABLE OF CONTENTS

                                                                               Page Number
                                                                               -----------
Part I.    FINANCIAL INFORMATION
--------------------------------
Item 1.    Financial Statements
              Condensed Consolidated Statements of Income .......................    2
              Condensed Consolidated Balance Sheets .............................    3
              Condensed Consolidated Statements of Cash Flows ...................    4
              Notes to Condensed Consolidated Financial Statements ..............    5
Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations .........................................   12
Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...........   21
Review by Independent Accountants ...............................................   22
Report of Independent Accountants ...............................................   23

Part II.   OTHER INFORMATION
----------------------------
Item 1.    Legal Proceedings ....................................................   24
Item 4.    Submission of Matters to a Vote of Security Holders ..................   28
Item 6.    Exhibits and Reports on Form 8-K .....................................   29
Signature .......................................................................   30
Exhibits ........................................................................   31

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                   Baxter International Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (unaudited)
                      (in millions, except per share data)

                                                                      Three months ended       Six months ended
                                                                            June 30,               June 30,
                                                                       2002        2001        2002         2001
                                                                  ----------------------- ------------------------
   Net sales                                                         $2,022      $1,870      $3,972       $3,627
   Costs and expenses
     Cost of goods sold                                               1,101       1,044       2,165        2,030
     Marketing and administrative expenses                              390         361         790          704
     Research and development expenses                                  123         104         238          207
     In-process research and development expense                         51          --          51           --
     Goodwill amortization                                               --          11          --           23
     Interest, net                                                       14          17          30           36
     Other expense (income)                                              66          (9)         79           (2)
------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                         1,745       1,528       3,353        2,998
------------------------------------------------------------------------------------------------------------------
   Income before income taxes and cumulative
     effect of accounting change                                        277         342         619          629
     Income tax expense                                                  77          89         166          162
------------------------------------------------------------------------------------------------------------------
   Income before cumulative effect of accounting change                 200         253         453          467
   Cumulative effect of accounting change, net of
     income tax benefit of $32                                           --          --          --          (52)
------------------------------------------------------------------------------------------------------------------
   Net income                                                        $  200      $  253      $  453       $  415
==================================================================================================================

   Earnings per basic common share
     Before cumulative effect of accounting change                   $  .33      $  .43      $  .75       $  .79
     Cumulative effect of accounting change                              --          --          --         (.09)
------------------------------------------------------------------------------------------------------------------
     Net income                                                      $  .33      $  .43      $  .75       $  .70
==================================================================================================================

   Earnings per diluted common share
     Before cumulative effect of accounting change                   $  .32      $  .42      $  .73       $  .77
     Cumulative effect of accounting change                              --          --          --         (.09)
------------------------------------------------------------------------------------------------------------------
     Net income                                                      $  .32      $  .42      $  .73       $  .68
==================================================================================================================

   Weighted average number of common shares outstanding
     Basic                                                              602         590         601          589
==================================================================================================================
     Diluted                                                            622         608         622          607
==================================================================================================================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                          (in millions, except shares)

------------------------------------------------------------------------------------------------------------
                                                                                   June 30,     December 31,
                                                                                       2002             2001
                                                                                 (unaudited)
                                                                                 ---------------------------
Current assets Cash and equivalents                                                 $   472          $   582
               Accounts receivable                                                    1,712            1,493
               Notes and other current receivables                                      121              129
               Inventories                                                            1,664            1,341
               Short-term deferred income taxes                                          46               82
               Prepaid expenses                                                         368              350
               ---------------------------------------------------------------------------------------------
               Total current assets                                                   4,383            3,977
------------------------------------------------------------------------------------------------------------
Property,      At cost                                                                6,086            5,732
plant and      Accumulated depreciation and amortization                             (2,571)          (2,426)
equipment      ---------------------------------------------------------------------------------------------
               Net property, plant and equipment                                      3,515            3,306
-----------------------------------------------------------------------------------------------------------
Other assets   Goodwill and other intangibles                                         1,862            1,698
               Insurance receivables                                                    132               93
               Other                                                                  1,296            1,269
               ---------------------------------------------------------------------------------------------
               Total other assets                                                     3,290            3,060
------------------------------------------------------------------------------------------------------------
Total assets                                                                        $11,188          $10,343
============================================================================================================

Current        Short-term debt                                                      $   166          $   149
liabilities    Current maturities of long-term debt and lease obligations                51               52
               Accounts payable and accrued liabilities                               2,341            2,432
               Income taxes payable                                                     574              661
               ---------------------------------------------------------------------------------------------
               Total current liabilities                                              3,132            3,294
------------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                                  3,290            2,486
------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                          82              218
------------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                                        125              140
------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                             482              448
------------------------------------------------------------------------------------------------------------
Commitments and contingencies
------------------------------------------------------------------------------------------------------------
Stockholders'  Common stock, $1 par value, authorized 2,000,000,000
equity            shares in 2002 and 1,000,000,000 shares in 2001, issued
                  611,632,739 shares in 2002 and 608,817,449 shares
                  in 2001                                                               612              609
               Common stock in treasury, at cost, 8,883,039 shares
                  in 2002 and 9,924,459 shares in 2001                                 (346)            (328)
               Additional contributed capital                                         2,980            2,815
               Retained earnings                                                      1,546            1,093
               Accumulated other comprehensive loss                                    (715)            (432)
               ---------------------------------------------------------------------------------------------
               Total stockholders' equity                                             4,077            3,757
------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $11,188          $10,343
============================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                  (in millions)

----------------------------------------------------------------------------------------------
                                                                     Six months ended June 30,
(brackets denote cash outflows)                                           2002       2001
                                                                     -------------------------
Cash flows      Income before cumulative effect of non-cash
from               accounting change                                      $453       $467
operations      Adjustments
                   Depreciation and amortization                           212        217
                   Deferred income taxes                                    62        124
                   In-process research and development                      51         --
                   Other                                                    93         (8)
                Changes in balance sheet items
                   Accounts receivable                                    (251)      (204)
                   Inventories                                            (257)      (227)
                   Accounts payable and other accrued liabilities         (266)      (237)
                   Net litigation payable and other                       (128)      (169)
                ------------------------------------------------------------------------------
                Cash flows from operations                                 (31)       (37)
----------------------------------------------------------------------------------------------
Cash flows      Capital expenditures                                      (339)      (306)
from investing  Acquisitions (net of cash received)
activities         and investments in affiliates                           (65)       (88)
                Divestitures and other asset dispositions                    5         19
                ------------------------------------------------------------------------------
                Cash flows from investing activities                      (399)      (375)
----------------------------------------------------------------------------------------------
Cash flows      Issuances of debt and lease obligations                    687      1,928
from financing  Redemptions of debt and lease obligations                 (367)      (992)
activities      Increase in debt with maturities
                   of three months or less, net                            348       (304)
                Common stock cash dividends                               (348)      (340)
                Stock issued under employee benefit plans                  131        101
                Purchases of treasury stock                               (141)      (143)
                ------------------------------------------------------------------------------
                Cash flows from financing activities                       310        250
----------------------------------------------------------------------------------------------
Effect of currency exchange rate changes on cash and equivalents            10         14
----------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                          (110)      (148)
Cash and equivalents at beginning of period                                582        579
----------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                     $472       $431
==============================================================================================

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

Comprehensive income

Total comprehensive income was $43 million and $265 million for the three months ended June 30, 2002 and 2001, respectively, and was $171 million and $605 million for the six months ended June 30, 2002 and 2001, respectively. The decline in comprehensive income in the quarter was principally related to unfavorable foreign currency fluctuations and a decrease in net income. The decline in the year-to-date period was principally related to unfavorable foreign currency fluctuations, partially offset by increased net income.

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

Other expense (income)

Other expense for the quarter and year-to-date period ended June 30, 2002 included a $70 million impairment charge for two investments whose decline in value was deemed to be other than temporary, with the investments written down to their market values. As of June 30, 2002, the company did not hold any investments with significant unrealized losses. Other income for the quarter and year-to-date period ended June 30, 2001 included a gain of approximately $105 million from the disposal of a non-strategic investment. This gain was substantially offset by impairment charges for other assets and investments whose decline in value was deemed to be other than temporary. Also included in other income and expense for both the quarter and year-to-date period of both 2002 and 2001 were amounts relating to minority interests and fluctuations in currency exchange rates.

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

3. INVENTORIES

Inventories consisted of the following.

--------------------------------------------------------------------------------
                                                 June 30,          December 31,
(in millions)                                     2002                2001
--------------------------------------------------------------------------------
Raw materials                                   $  426              $  353
Work in process                                    316                 244
Finished products                                  922                 744
--------------------------------------------------------------------------------
Total inventories                               $1,664              $1,341
================================================================================

4. INTEREST, NET

Net interest expense consisted of the following.

--------------------------------------------------------------------------------
                                      Three months ended      Six months ended
                                           June 30,                June 30,
(in millions)                           2002     2001          2002      2001
--------------------------------------------------------------------------------
Interest expense                         $22      $28           $40       $56
Interest income                           (8)     (11)          (10)      (20)
--------------------------------------------------------------------------------
Interest expense, net                    $14      $17           $30       $36
================================================================================

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

-----------------------------------------------------------------------------------------------
                                                   Three months ended      Six months ended
                                                         June 30,              June 30,
(in millions)                                        2002       2001        2002      2001
----------------------------------------------------------------------------------------------
Basic EPS shares                                      602        590         601       589
----------------------------------------------------------------------------------------------
Effect of dilutive securities
   Employee stock options                              19         17          20        17
   Employee stock purchase plans and equity
      forward agreements                                1          1           1         1
----------------------------------------------------------------------------------------------
Diluted EPS shares                                    622        608         622       607
==============================================================================================

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

In performing the reviews, potential impairment is to be identified by comparing the fair value of a reporting unit with its carrying amount. If the fair value is less than the carrying amount, an impairment loss is recorded as the excess of the carrying amount of the goodwill over its implied fair value. The implied fair value is determined by allocating the fair value of the entire unit to all of its assets and liabilities, with any excess of fair value over the amount allocated representing the implied fair value of that unit's goodwill. The company's reporting units are the same as its reportable operating segments and are referred to as Medication Delivery, BioScience and Renal. The company completed its initial goodwill impairment review by reporting unit as of the January 1, 2002 adoption date and determined that goodwill was not impaired.

Goodwill

The carrying amount of goodwill as of June 30, 2002 was $679 million, $512 million and $220 million for Medication Delivery, BioScience and Renal, respectively. The change in goodwill during the three- and six-month periods ended June 30, 2002 was not significant, and was partially due to the impact of changes in currency exchange rates on foreign entities' goodwill balances. There was no impairment of goodwill during the quarter or year-to-date period.

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

The following is a summary of the company's intangible assets subject to amortization at June 30, 2002.

---------------------------------------------------------------------------------------------------------------
                                                                              As of June 30, 2002
                                                          -----------------------------------------------------
                                                                                                      Weighted-
                                                                                                        Average
                                                                         Accumulated               Amortization
($ in millions)                                              Gross      Amortization        Net          Period
---------------------------------------------------------------------------------------------------------------
Amortized intangible assets
     Developed technology, including patents                  $590              $212       $378              15
     Manufacturing, distribution and other
       contracts                                                35                 9         26              12
     Other                                                      46                 7         39              18
---------------------------------------------------------------------------------------------------------------
Total amortized intangible assets                             $671              $228       $443              15
===============================================================================================================

The amortization expense for these intangible assets was $9 million and $18 million for the three months and six months ended June 30, 2002, respectively. The anticipated annual amortization expense for these intangible assets is $42 million, $40 million, $41 million, $37 million, $36 million and $32 million in 2002, 2003, 2004, 2005, 2006 and 2007, respectively.

Earnings and per share earnings in 2001 excluding amortization

Net-of-tax amortization expense relating to goodwill and indefinite-lived assets was $9 million or $.02 per basic and diluted common share for the three months ended June 30, 2001, and $19 million or $.03 per basic and diluted common share for the six months ended June 30, 2001. Adjusted for this amortization expense, income before cumulative effect of accounting change, net income, net income per basic common share and net income per diluted common share were $262 million, $262 million, $.45 and $.44, respectively, for the three months ended June 30, 2001, and $486 million, $434 million, $.73 and $.71, respectively, for the six months ended June 30, 2001.

Acquisitions

Acquisitions during the six months ended June 30, 2002 and 2001 were accounted for under the purchase method. Results of operations of acquired companies are included in the company's results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. The excess of the purchase price over the fair values of the tangible assets and identifiable intangible assets acquired and liabilities assumed is allocated to goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values. A portion of the purchase price for certain acquisitions is allocated to in-process research and development (IPR&D) which, under GAAP, is immediately expensed.

Amounts allocated to IPR&D are determined on the basis of independent valuations using the income approach, which measures the value of an asset by the present value of its future economic benefits. Estimated cash flows are discounted to their present values at rates of return that reflect the risks associated with the particular projects. The status of development, stage of completion, assumptions, nature and timing of remaining efforts for completion, risks and uncertainties, and other key factors may vary by individual project. The valuations incorporate the stage of completion for each individual project. Projected revenue and cost assumptions are determined considering the company's historical experience and industry trends and averages. No value is assigned to any IPR&D project unless it is probable of being further developed.

Fusion Medical Technologies, Inc.

In May 2002, the company acquired Fusion Medical Technologies, Inc. (Fusion) for a purchase price of $161 million. The acquisition of Fusion, a business that develops and commercializes proprietary products used to control bleeding during surgery, supports the company's strategic initiative to expand and enhance its portfolio of innovative therapeutic solutions for biosurgery and tissue regeneration. The purchase price was paid in 2,806,660 shares of Baxter common stock. Approximately $169 million of assets were acquired and approximately $8 million of liabilities were assumed. Included in the assets acquired were $51 million of IPR&D, $88 million of developed technology, $16 million of goodwill, and $14 million of other assets, which principally consisted of cash and investments, accounts receivable, inventories and property and equipment. Assumed liabilities principally consisted of accounts payable and accrued liabilities. The developed technology is being amortized on a straight-line basis over an estimated useful life of 20 years. The goodwill is not deductible for tax purposes. The results of operations and assets and liabilities, including goodwill, of Fusion, are included in the BioScience segment.

The $51 million IPR&D charge pertains to a product used to control bleeding during surgery. Material net cash inflows were forecasted in the valuation to commence between 2003 and 2004. A discount rate of 28 percent was used in the valuation. Assumed additional research and development (R&D) expenditures prior to the date of the initial product introduction totaled approximately $3 million. The project is proceeding in accordance with the original projections.

Pending acquisition

In June 2002, Baxter signed a definitive agreement with Wyeth to acquire the majority of ESI Lederle (ESI), a division of Wyeth, for approximately $305 million. ESI is a leading manufacturer and distributor of injectable drugs used in the U.S. hospital market, and it offers a complete range of sterile injectable manufacturing capabilities, including ampules and vials. The acquisition, which would be included in the Medication Delivery segment, is subject to approval by regulatory authorities.

Pro forma information

The following pro forma information presents a summary of the company's consolidated results of operations as if acquisitions during 2002 and 2001 had taken place as of the beginning of the current and preceding fiscal year, giving effect to purchase accounting adjustments. No adjustments were made for the charge for IPR&D.

--------------------------------------------------------------------------------------------------------------------------
                                                                   Three months ended                Six months ended
                                                                         June 30,                         June 30,
(in millions, except per share data)                               2002           2001              2002           2001
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                        $2,024         $1,936            $3,978          $3,777

Income from continuing operations before cumulative
   effect of accounting change                                   $  200         $  244            $  448          $  450
Net income                                                       $  200         $  244            $  448          $  398
Earnings per diluted common share                                $  .32         $  .40            $  .72          $  .65
--------------------------------------------------------------------------------------------------------------------------

These pro forma results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated or which may result in the future. The pro forma earnings above relating to acquisitions completed after June 30, 2001 do not include amortization of goodwill.

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

Certain items are maintained at corporate headquarters (Corporate) and are not allocated to the segments. They primarily include most of the company's debt and cash and equivalents and related net interest expense, corporate headquarters costs, certain non-strategic investments and related income and expense, certain nonrecurring gains and losses, deferred income taxes, the majority of hedging activities, and certain litigation liabilities and related insurance receivables.

Financial information for the company's segments for the three and six months ended June 30 is as follows.

                                           Medication
(in millions)                                Delivery        BioScience          Renal          Other         Total
-------------------------------------------------------------------------------------------------------------------
For the three months ended
--------------------------
June 30,
--------

2002
----
Net sales                                      $  817            $  732           $473             --        $2,022
Pretax income                                     147               138             76           ($84)          277

2001
----
Net sales                                      $  708            $  686           $476             --        $1,870
Pretax income                                     113               131             72            $26           342
-------------------------------------------------------------------------------------------------------------------

For the six months ended
------------------------
June 30,
--------

2002
----
Net sales                                      $1,556            $1,478           $938             --        $3,972
Pretax income                                     267               309            132           ($89)          619

2001
----
Net sales                                      $1,377            $1,317           $933             --        $3,627
Pretax income                                     215               244            138            $32           629
-------------------------------------------------------------------------------------------------------------------

The following are reconciliations of total segment amounts to amounts per the condensed consolidated income statements.

                                                                        Three months
                                                                       ended June 30,
                                                                       --------------
(in millions)                                                        2002         2001
--------------------------------------------------------------------------------------
Pretax income
-------------
Total pretax income from segments                                    $361         $316
Unallocated amounts
     Interest expense, net                                            (14)         (17)
     IPR&D                                                            (51)          --
     Other Corporate items                                            (19)          43
--------------------------------------------------------------------------------------
Income before income taxes                                           $277         $342
--------------------------------------------------------------------------------------


                                                                         Six months
                                                                       ended June 30,
                                                                       --------------
(in millions)                                                        2002         2001
--------------------------------------------------------------------------------------

Pretax income
-------------
Total pretax income from segments                                    $708         $597
Unallocated amounts
     Interest expense, net                                            (30)         (36)
     IPR&D                                                            (51)          --
     Other Corporate items                                             (8)          68
--------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of
     accounting change                                               $619         $629
--------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Baxter International Inc.'s (the company or Baxter) 2001 Annual Report to Stockholders (Annual Report) contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001. In the Annual Report, management outlined its key financial objectives for 2002. The table below reflects these objectives and the company's results through June 30, 2002.

--------------------------------------------------------------------------------
                                                      RESULTS THROUGH
     FULL YEAR 2002 OBJECTIVES                         JUNE 30, 2002
--------------------------------------------------------------------------------
..  Accelerate sales growth             .  Net sales for the six months ended
   to the low-teens.                      June 30, 2002 increased 10 percent.
                                          Excluding the effects of changes in
                                          currency exchange rates, net sales
                                          increased 11 percent. Management
                                          expects the sales growth rate to
                                          increase during the second half of the
                                          year.

--------------------------------------------------------------------------------

..  Grow earnings per share in the      .  Earnings per diluted common share
   mid-teens.                             increased seven percent for the first
                                          half of the year. Earnings in the
                                          first quarter of 2001 included the
                                          cumulative effect of a change in
                                          accounting principle, which reduced
                                          2001 earnings by $.09 per diluted
                                          share. Earnings in the second quarter
                                          of 2002 included an in-process
                                          research and development (IPR&D)
                                          charge and asset impairment charges,
                                          which in total reduced 2002 earnings
                                          by $.16 per diluted share. Excluding
                                          the 2001 change in accounting
                                          principle and the 2002 IPR&D and asset
                                          impairment charges, earnings per
                                          diluted share grew 15 percent during
                                          the first half of the year.

--------------------------------------------------------------------------------
..  Generate at least $500 million in   .  The company had operational cash
   operational cash flow. Management      outflow of $351 million during the six
   also expects to invest more than       months ended June 30, 2002. The
   $1.3 billion in capital                company typically generates the
   expenditures and research and          majority of its annual cash flow
   development.                           during the second half of the year.
                                          The total of capital expenditures and
                                          research and development (R&D)
                                          expenses for the six months ended June
                                          30, 2002, excluding the second quarter
                                          charge for IPR&D, was $577 million.

 -------------------------------------------------------------------------------

Refer to the condensed consolidated financial statements and accompanying notes for information regarding the company's financial position, results of operations and cash flows prepared in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

NET SALES

---------------------------------------------------------------------------------------------------------------
                             Three months ended                           Six months ended
                                   June 30,             Percent                June 30,             Percent
(in millions)                2002           2001       increase          2002           2001       increase
---------------------------------------------------------------------------------------------------------------
International              $1,020         $  932           10%         $2,011         $1,834           10%
United States               1,002            938            7%          1,961          1,793            9%
---------------------------------------------------------------------------------------------------------------
Total net sales            $2,022         $1,870            8%         $3,972         $3,627           10%
===============================================================================================================

Excluding the effect of fluctuations in currency exchange rates, total net sales growth was 9 percent and 11 percent for the three months and six months ended June 30, 2002, respectively. The United States dollar strengthened principally relative to the Japanese Yen, as well as certain Latin American currencies. Refer to Note 9 to the condensed consolidated financial statements for a summary of net sales by segment.

Medication Delivery

The Medication Delivery segment generated 15 percent and 13 percent sales growth during the three months and six months ended June 30, 2002. Excluding the impact of fluctuations in currency exchange rates, sales growth was 16 percent and 14 percent for the quarter and year-to-date period, respectively, with the strongest sales growth in the international market. Of the constant-currency sales growth in the quarter and year-to-date period, six points and seven points, respectively, of growth were generated by the October 2001 acquisition of a subsidiary of Degussa AG, ASTA Medica Onkologie GmbH & CoKG (ASTA), which develops, produces and markets oncology products worldwide, and the August 2001 acquisition of Cook Pharmaceutical Solutions, formerly a unit of Cook Group Incorporated (Cook), which provides contract filling of syringes and vials. The drug delivery business, excluding the impact of the acquisition of Cook, contributed two points and one point of sales growth in the quarter and year-to-date period, respectively. The anesthesia business contributed four points and two points of sales growth in the quarter and year-to-date period, respectively, primarily due to increased sales of certain generic drugs and recent new product launches. The remaining sales growth for the quarter was principally driven by increased sales of specialty products, particularly outside the United States. In June 2002, the company signed a definitive agreement to acquire the majority of ESI Lederle, a division of Wyeth, for approximately $305 million. This acquisition, the closing of which is subject to approval by regulatory authorities, will expand the segment's anesthesia and critical care business by expanding its injectable drug portfolio and manufacturing capabilities.

BioScience

Sales in the BioScience segment increased seven percent and 12 percent for the three months and six months ended June 30, 2002, respectively. Excluding the impact of fluctuations in currency exchange rates, sales growth was seven percent and 14 percent for the quarter and year-to-date period, respectively. The constant-currency sales growth for both the quarter and year-to-date period was principally driven by increased sales of recombinant products, particularly Recombinate Antihemophilic Factor (rAHF) (Recombinate). Sales of Recombinate grew more than 25 percent for both the quarter and year-to-date period. Such growth was principally a result of yield and cycle time improvements, improved pricing, and continued strong demand for this product. Sales of products that provide for leukoreduction, which is the removal of white blood cells from blood products used for transfusion, also contributed strongly to the segment's growth rate in both the quarter and year-to-date period, as well as strong sales of vaccines. Sales of plasma-derived products for hemophilia and other conditions declined, particularly in the second quarter, primarily due to a decline in sales of albumin, the re-entry of certain competitors who were out of the market in the prior year, and a continuing shift in the market from plasma to recombinant hemophilia products. As further discussed in Note 7 to the condensed consolidated financial statements, in May 2002 the company acquired Fusion Medical Technologies, Inc. (Fusion), a business that develops and commercializes proprietary products used to control bleeding during surgery. The acquisition of Fusion, which will enhance the segment's portfolio of innovative therapeutic solutions for biosurgery and tissue regeneration in the future, did not significantly impact the segment's sales for the quarter or six-month period.

Renal

The Renal segment had a sales decline of one percent during the three months ended June 30, 2002 and a sales increase of one percent during the six months ended June 30, 2002. Excluding the impact of fluctuations in currency exchange rates, sales growth was one percent and four percent for the quarter and year-to-date period, respectively. Of the constant-currency sales growth, the majority of the growth was due to increased penetration of products for peritoneal dialysis. The penetration continues to be strongest in emerging markets, where many people with end-stage renal disease are currently under-treated. Sales in the segment's Renal Therapy Services (RTS) business, which operates dialysis clinics in partnership with local physicians in international markets, primarily in Latin America, and in the Renal Management Strategies business, which is a renal-disease management organization, were relatively flat as compared to the prior year periods. Partially due to the economic and currency volatility in Latin America, where RTS primarily operates, management has reduced its level of acquisitions in this business, which has reduced sales growth.

The following tables show key ratios of certain income statement items as a percent of sales.


GROSS MARGIN AND EXPENSE RATIOS

-----------------------------------------------------------------------------------------------------------
                                  Three months ended                     Six months ended
                                       June 30,                              June 30,
                                 2002           2001      Increase      2002           2001     Increase
-----------------------------------------------------------------------------------------------------------
Gross margin                    45.5%          44.2%       1.3 pts     45.5%          44.0%      1.5 pts
Marketing and
   administrative expenses      19.3%          19.3%         0 pts     19.9%          19.4%      0.5 pts
-----------------------------------------------------------------------------------------------------------

The improvement in the gross margin during the quarter and year-to-date period was primarily due to a change in the products and services mix in all three segments, and was particularly a result of increased sales of higher-margin products in the BioScience and Medication Delivery segments. Foreign currency fluctuations and related hedging activities did not have a significant impact on the change in gross margin for the quarter and six-month period.

Marketing and administrative expenses were flat as a percent of sales in the quarter and increased as a percent of sales for the year-to-date period. The company has been increasing its investments in sales and marketing programs in conjunction with the launch of new products, and to continue to drive overall sales growth. Management is also making other investments, including enhancing the technological infrastructure of the company and attracting and retaining a highly talented workforce. To offset these investments, management is aggressively managing expenses and leveraging recent acquisitions.

RESEARCH AND DEVELOPMENT

-----------------------------------------------------------------------------------------------------
                               Three months ended                    Six months ended
                                    June 30,          Percent             June 30,         Percent
($ in millions)                2002          2001     increase     2002           2001     increase
-----------------------------------------------------------------------------------------------------
Research and
   development expenses        $123          $104        18%       $238           $207       15%
As a percent of sales          6.1%          5.6%                  6.0%           5.7%
-----------------------------------------------------------------------------------------------------

R&D expenses above exclude the $51 million IPR&D charge relating to the acquisition of Fusion in the second quarter of 2002. Refer to Note 7 to the condensed consolidated financial statements for a discussion of this acquisition and the related charge. The increase in R&D expenses for both the quarter and year-to-date period was due to increased spending in all three segments. Contributing to the growth rate was the Medication Delivery segment's October 2001 acquisition of ASTA, as well as increased spending relating to the development of a next-generation recombinant clotting factor for hemophilia, a next-generation oxygen-therapeutics program, initiatives in the wound management, vaccines and plasma-based products areas, as well as other R&D projects across the three segments. Management expects R&D spending to continue to grow during the remainder of the year.

GOODWILL AMORTIZATION

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer amortized, but is subject to periodic impairment reviews. Management expects to continue to increase R&D spending, offsetting the reduced expense due to the elimination of goodwill amortization.

INTEREST, NET AND OTHER EXPENSE (INCOME)

Net interest expense decreased for both the three months and six months ended June 30, 2002 as compared to the prior year periods principally due to the May 2001 issuance of convertible debt, which bears a lower interest rate than the debt balances repaid with the proceeds from the issuance, partially offset by the effect of higher average net debt balances.

Other expense in the quarter and year-to-date period ended June 30, 2002 included a $70 million charge for two investments whose decline in value was deemed to be other than temporary, with the investments written down to their market values. As of June 30, 2002, the company did not hold any investments with significant unrealized losses. Other income for the quarter and year-to-date period ended June 30, 2001 included a gain of approximately $105 million from the disposal of a non-strategic investment. This gain was substantially offset by impairment charges for other assets and investments whose decline in value was deemed to be other than temporary. Also included in other income and expense for both the quarter and year-to-date period of both 2002 and 2001 were amounts relating to minority interests and fluctuations in currency exchange rates.

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

Medication Delivery

Pretax income increased 30 percent and 24 percent for the three months and six months ended June 30, 2002, respectively. The growth in pretax income was primarily the result of strong sales growth, an improved gross margin due to a change in product mix, the close management of costs, the leveraging of expenses in conjunction with recent acquisitions, and decreased pump service costs, partially offset by the impact of foreign exchange rates and increased R&D spending, which was primarily related to the acquisition of ASTA.

BioScience

Pretax income increased five percent and 27 percent for the three months and six months ended June 30, 2002, respectively. The growth in pretax income was primarily a result of strong sales growth and an improved gross margin due to a change in product mix, as well as the continued leveraging of expenses. Partially offsetting these increases were increased R&D investments in the business, particularly for the three months ended June 30, 2002, as well as the impact of foreign exchange rates.

Renal

Pretax income increased six percent and decreased four percent for the three months and six months ended June 30, 2002, respectively. Impacting the change in pretax income for both the quarter and year-to-date period were unfavorable fluctuations in currency exchange rates, particularly with respect to Latin American currencies, and increased R&D spending. Offsetting these factors in both periods was the effect of an improved sales mix and the close management of expenses.

INCOME TAXES

The effective income tax rate for the three- and six-month periods ended June 30, 2002 was 28 percent and 27 percent, respectively. The effective income tax rate for the three- and six-month periods ended June 30, 2001, excluding the impact of the first quarter 2001 change in accounting principle, was 26 percent. The effective income tax rate was higher in 2002 principally due to the nondeductibility of the second quarter 2002 IPR&D charge relating to the acquisition of Fusion.

CHANGES IN ACCOUNTING PRINCIPLES

Refer to Note 7 to the condensed consolidated financial statements regarding the company's adoption in 2002 of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations per the company's condensed consolidated statements of cash flows increased for the six months ended June 30, 2002. The effect of increased earnings in 2002 (before non-cash items) and decreased net cash payments relating to the company's litigation were partially offset by reduced cash flows principally relating to accounts receivable and inventories, as the company continues to grow its businesses.

Cash flows from investing activities decreased for the six months ended June 30, 2002. Capital expenditures increased 11 percent during the six months ended June 30, 2002 as compared to the prior year period as the company increased its investments in various capital projects across the three segments. The increased investments principally pertained to the BioScience segment, as the company is in the process of increasing manufacturing capacity for vaccines, and plasma-based and recombinant products. Net cash outflows relating to acquisitions decreased during the first six months of 2002 as compared to the prior year period. Approximately $24 million of the 2002 total related to the Medication Delivery segment's January 2002 acquisition of Autros Healthcare Solutions Inc., a developer of automated patient information and medication management systems designed to reduce medication errors, with the remainder pertaining to individually insignificant acquisitions. In May 2002 the company acquired Fusion, with the purchase price paid in 2,806,660 shares of Baxter International Inc. common stock. Approximately $21 million of the 2001 total related to acquisitions of dialysis centers in international markets, with the remainder pertaining to individually insignificant acquisitions. In February 2001, the company acquired Sera-Tec Biologicals, L.P., which owned and operated 80 plasma centers in 28 states, and a central testing laboratory. The $127 million purchase price of this acquisition, which is included in the BioScience segment, was paid with Baxter International Inc. common stock. The cash flows relating to divestitures and other asset dispositions in 2001 principally related to the sale and leaseback of certain assets.

Cash flows from financing activities increased for the six months ended June 30, 2002. Debt issuances, net of redemptions and other payments of debt, increased as compared to the prior year period. Cash outflows relating to common stock dividends increased for the six-month period due to an increase in the number of shares outstanding. Cash received for stock issued under employee benefit plans increased due to a higher level of stock option exercises coupled with a higher average exercise price. Cash outflows in 2002 relating to purchases of company common stock were comparable to the prior year. The company's net-debt-to-capital ratio was 42.7 percent and 35.9 percent at June 30, 2002 and December 31, 2001, respectively.

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

------------------------------------------------------------------------------------------------
                                                                    Six months ended June 30,
(in millions)                                                     2002                  2001
------------------------------------------------------------------------------------------------
Cash flows from operations per the company's
   condensed consolidated statements of cash flows                ($31)                 ($37)
Capital expenditures                                              (339)                 (306)
Net interest after tax                                              23                    21
Other, including mammary implant litigation                         (4)                   43
------------------------------------------------------------------------------------------------
Operational cash flow                                            ($351)                ($279)
================================================================================================

As authorized by the board of directors, the company repurchases its stock to optimize its capital structure depending upon its operational cash flows, net debt level and current market conditions. In July 2001, the board of directors authorized the repurchase of $500 million of common stock. The company began repurchasing under this program in 2001, and repurchased approximately three million shares of common stock during the first six months of 2002. Stock repurchases totaled $217 million under this program at June 30, 2002.

In May 2002, shareholders of record on March 8, 2002 approved an amendment to the company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock to two billion shares from one billion shares. The additional shares will enhance the company's flexibility in connection with possible future actions, such as stock splits, stock dividends, acquisitions of property and securities of other companies, financings and other corporate purposes.

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

The company intends to fund its short-term and long-term obligations as they mature through cash flow from operations, by issuing additional debt, by entering into other financing arrangements or by issuing common stock. In April 2002, the company issued $500 million of term debt, maturing in May 2007, and bearing a 5.25% coupon rate. The net proceeds are being used for working capital, to repay certain existing debt, for capital expenditures and for general corporate purposes. With respect to the company's convertible debentures, which were issued in May of 2001 in the amount of $800 million, in May 2002 the company amended the outstanding debentures to allow the holders to require the company to repurchase the debt in May 2003, in addition to the original June 2006, June 2011 and June 2016 put dates. The repurchase amount would be equal to 100 percent of the principal amount plus accrued interest up to the repurchase date. In July 2002 the company closed a five-year operating lease agreement with a special purpose entity relating to company office space. The maximum amount committed by the lessor is $98 million, of which $16 million had been funded as of December 31, 2001. The company has the right to renegotiate renewal terms, exercise a purchase option with respect to the leased property or arrange for sale of the leased property. In the event the property is sold on behalf of the lessor and the sales proceeds are less than the lessor's investment in the property, the company is responsible for the shortfall, up to an aggregate maximum recourse amount of approximately $88 million.

The company believes it has lines of credit adequate to support ongoing operational requirements. Beyond that, the company believes it has sufficient financial flexibility to attract long-term capital on acceptable terms as may be needed to support its growth objectives. The company's ability to generate cash flows from operations could be adversely affected in the event there is a material decline in the demand for the company's products, deterioration in the company's key financial ratios or credit ratings, or other significantly unfavorable change in conditions. Refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk, for a discussion of certain of the company's financial instruments. With respect to the company's credit arrangements and debt outstanding at June 30, 2002, while a deterioration in the company's credit rating could unfavorably impact the financing costs associated with the credit arrangements, such a downgrade would not affect the company's ability to draw on the credit arrangements, and would not result in an acceleration of the scheduled maturities of the outstanding debt.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a complete discussion, refer to the caption "Financial Instrument Market Risk" in the company's 2001 Annual Report to Stockholders on Form 10-K. As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in fair value relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at June 30, 2002 indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10 percent against all currencies, the fair value of those contracts of $71 million would decrease by approximately $186 million. With respect to the company's cross-currency swap agreements used to hedge net investments in foreign affiliates, if the U.S. Dollar uniformly weakened by 10 percent, the fair value of those contracts, which was a negative $333 million as of June 30, 2002, would decrease by approximately $359 million. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

As also discussed in the 2001 Annual Report to Stockholders on Form 10-K, in order to partially offset the dilutive effect of employee stock options, the company periodically enters into forward agreements with independent third parties related to the company's common stock. In accordance with generally accepted accounting principles, these contracts are not carried on the balance sheet at fair value, but are recorded upon maturity, or at an earlier termination date, and are classified within stockholders' equity. If the company's stock price as of June 30, 2002 were to decline, the fair value of these contracts, which were in a negative position of $190 million at June 30, 2002 (based on a common stock price of $44.45 at June 30, 2002), would be reduced by approximately $155 million for each 10 percent decline in stock price.

Review by Independent Accountants

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2002 and 2001 have been performed by PricewaterhouseCoopers LLP, the company's independent accountants. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2002 and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of income, cash flows and stockholders' equity and comprehensive income for the year then ended (not presented herein), and in our report dated February 14, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP
Chicago, Illinois
July 31, 2002

                           PART II. OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

Baxter International Inc. (Baxter or the company) and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the company or by companies that were acquired by the company. The most significant of these are reported in the company's Annual Report on Form 10-K for the year ended December 31, 2001, and material developments in such matters for the quarter ended June 30, 2002 are described below. Upon resolution of any such matters, Baxter may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the company's net income and net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Baxter's consolidated financial position.

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

As of June 30, 2002, Baxter, together with certain of its subsidiaries, was named as a defendant or co-defendant in 185 lawsuits and three claims relating to mammary implants, brought by approximately 408 plaintiffs, of which 319 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, ten currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately nine of the pending lawsuits against the company. Additionally, 234 plaintiffs have opted out of the Revised Settlement (representing approximately 143 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of June 30, 2002, 105 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the second quarter of 2002, Baxter obtained dismissals, or agreements for dismissals, with respect to 47 plaintiffs.

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

As of June 30, 2002, Baxter was named in 29 lawsuits and 83 claims in the United States, Ireland, Italy, Japan and Taiwan. The U.S.D.C. for the Northern District of Illinois has approved a settlement of all U.S. federal court factor concentrates cases. As of June 30, 2002, approximately 6,241 claimant groups had been found eligible to participate in the settlement. Approximately 6,236 of the claimant groups had received payments as of June 30, 2002.

In Japan, Baxter is a defendant, along with the Japanese government and other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of June 30, 2002, the cases involved 1,353 plaintiffs, of whom 1,340 have settled their claims.

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

As previously reported in the company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company's Gammagard(R) IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard(R) IVIG. As of June 30, 2002, Baxter was a defendant in eleven lawsuits and twelve claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. One class action in the United States has been certified. In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used Gammagard(R) IVIG between January 1993 and February 1994.

Other

As of June 30, 2002, Baxter International Inc. and certain of its subsidiaries were named as defendants in five civil lawsuits seeking damages on behalf of persons who allegedly died or were injured as a result of exposure to Baxter's A, AF and AX series dialyzers. Three of these cases were filed during the second quarter of 2002. One of these cases was filed during the fourth quarter of 2001, but the company has not been served. Two cases, which had been pending in the in the U.S.D.C. for the Middle District of Louisiana and the U.S.D.C. for the Northern District of Illinois, respectively, have been dismissed. The company has reached settlements with a number of the families of patients who died in Spain, Croatia and the United States after undergoing hemodialysis on Baxter Althane series dialyzers. Government criminal investigations concerning the patient deaths are pending in Spain and Croatia. Other lawsuits and claims may be filed in the United States and elsewhere.

As of June 30, 2002, Baxter International Inc. and certain of its subsidiaries have been named as defendants, along with others, in eight lawsuits brought in U.S. federal courts on behalf of various classes of purchasers of Medicare and Medicaid eligible drugs alleged to have been injured by Baxter and other defendants as a result of pricing practices for such drugs, which are alleged to be artificially inflated. All eight of these U.S. federal court cases have been transferred to the U.S.D.C. for the District of Massachusetts for consolidated pretrial case management under Multi District Litigation rules. Claimants seek damages and declaratory and injunctive relief under various state and/or federal statutes. In addition, in January 2002, the Attorney General of Nevada filed a civil suit in the Second Judicial District Court of Washoe County, Nevada. In February 2002, the Attorney General of Montana filed a civil suit in the First Judicial District Court of Lewis and Clark County, Montana. These lawsuits in Nevada and Montana, which each name a subsidiary of Baxter International as a defendant and seek damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution, allege that prices for Medicare and Medicaid eligible drugs were artificially inflated in violation of various state laws. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement.

As of June 30, 2002, Baxter International Inc. and certain of its subsidiaries have been served as defendants, along with others, in 28 lawsuits filed in various state and U.S. federal courts, twelve of which are purported class actions, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or other attention deficit disorders as a result of exposure to vaccines for childhood diseases containing Thimerosal. In June 2002, the U.S.D.C. for the Southern District of Texas dismissed with prejudice one suit brought against Baxter and others based on the application of the National Vaccine Injury Compensation Act. Additional Thimerosal cases may be filed in the future against Baxter and other companies that marketed Thimerosal-containing products.

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of June 30, 2002, the company was named as a defendant in 434 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-1997 C.D.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The company's annual meeting of stockholders was held on May 7, 2002 for the purpose of electing directors, ratifying the appointment of PricewaterhouseCoopers LLP as independent accountants, approving an amendment to Baxter's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock, approving Baxter's Officer Incentive Compensation Plan, and voting on the stockholder proposal listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Each of management's nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below.

                                                                  Abstained/
                                             In Favor             Withheld
                                             --------             ---------
Harry M. Jansen Kraemer, Jr.               366,522,338          130,120,178

Joseph B. Martin, M.D., Ph.D.              484,074,680           12,567,836

Thomas T. Stallkamp                        384,779,550          111,862,966

Fred L. Turner                             383,757,078          112,885,438

The results of the other matters voted upon at the annual meeting are as follows:

                                                                                                 Broker
                                                  In Favor          Against       Abstained     Non-Votes
                                                  --------          -------       ---------     ---------
The appointment of                               469,278,887       24,917,214     2,446,415          -0-
PricewaterhouseCoopers LLP
as independent accountants for
the Company in 2002 was approved.

The proposal to amend Baxter's                   450,715,987       43,120,274     2,806,255          -0-
Restated Certificate of Incorporation,
as amended, to increase the number of
authorized shares of common stock
was approved.

Baxter's Officer Incentive                       466,576,363       25,785,189     4,280,964          -0-
Compensation Plan was approved.

The stockholder proposal relating to             165,777,930      258,246,784     6,039,163     66,578,639
cumulative voting in the election of
directors was not approved.

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

                                          BAXTER INTERNATIONAL INC.
                                          --------------------------------------
                                                     (Registrant)


Date: August 7, 2002                      By:  /s/ Brian P. Anderson
                                               ---------------------------------
                                               Brian P. Anderson
                                               Senior Vice President and Chief
                                               Financial Officer
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

15      Letter Re Unaudited Interim Financial Information

99.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

99.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350