Form 10-Q
period 2002-09-30
BAXTER INTERNATIONAL INC
filed 2002-11-12
CIK 10456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          -------
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          _______
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                  Yes  X      No_____
                                     -----
   The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of October 30, 2002 was 593,286,545 shares.

                            BAXTER INTERNATIONAL INC.
                                    FORM 10-Q
                For the quarterly period ended September 30, 2002
                                TABLE OF CONTENTS

                                                                                 Page Number
                                                                                 -----------
Part I.   FINANCIAL INFORMATION
-------------------------------
Item 1.   Financial Statements
            Condensed Consolidated Statements of Income ................................   2
            Condensed Consolidated Balance Sheets ......................................   3
            Condensed Consolidated Statements of Cash Flows ............................   4
            Notes to Condensed Consolidated Financial Statements .......................   5
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..................................................  14
Item 3.   Quantitative and Qualitative Disclosures About Market Risk ...................  25
Item 4.   Controls and Procedures ......................................................  26
Review by Independent Accountants ......................................................  27
Report of Independent Accountants ......................................................  28

Part II.  OTHER INFORMATION
---------------------------
Item 1.   Legal Proceedings ............................................................  29
Item 6.   Exhibits and Reports on Form 8-K .............................................  33
Signature ..............................................................................  34
Certifications .........................................................................  35
Exhibits ...............................................................................  39

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                   Baxter International Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (unaudited)
                      (in millions, except per share data)

                                                                      Three months ended         Nine months ended
                                                                         September 30,             September 30,
                                                                         2002       2001          2002        2001
                                                                     --------------------     --------------------
Net sales                                                              $2,102     $1,900        $6,074      $5,527
Costs and expenses
 Cost of goods sold                                                     1,156      1,045         3,321       3,075
 Marketing and administrative expenses                                    385        352         1,175       1,056
 Research and development expenses                                        122        105           360         312
 In-process research and development expense                               --         --            51          --
 Goodwill amortization                                                     --         12            --          35
 Interest, net                                                             11         19            41          55
 Other expense (income)                                                     6         (1)           85          (3)
------------------------------------------------------------------------------------------------------------------
 Total costs and expenses                                               1,680      1,532         5,033       4,530
------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
 effect of accounting change                                              422        368         1,041         997
 Income tax expense                                                       106         96           272         258
------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                      316        272           769         739
Cumulative effect of accounting change, net of
 income tax benefit of $32                                                 --         --            --         (52)
------------------------------------------------------------------------------------------------------------------
Net income                                                             $  316     $  272        $  769      $  687
==================================================================================================================

Earnings per basic common share
 Before cumulative effect of accounting change                         $ 0.52     $ 0.46        $ 1.28      $ 1.25
 Cumulative effect of accounting change                                    --         --            --       (0.09)
------------------------------------------------------------------------------------------------------------------
 Net income                                                            $ 0.52     $ 0.46        $ 1.28      $ 1.16
==================================================================================================================

Earnings per diluted common share
 Before cumulative effect of accounting change                         $ 0.51     $ 0.45        $ 1.24      $ 1.22
 Cumulative effect of accounting change                                    --         --            --       (0.09)
------------------------------------------------------------------------------------------------------------------
 Net income                                                            $ 0.51     $ 0.45        $ 1.24      $ 1.13
==================================================================================================================

Weighted average number of common shares outstanding
 Basic                                                                    603        589           602         589
==================================================================================================================
 Diluted                                                                  624        609           620         607
==================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                          (in millions, except shares)

---------------------------------------------------------------------------------------------------------------------
                                                                               September 30,          December 31,
                                                                                        2002                  2001
                                                                                 (unaudited)
                                                                                 ------------------------------------
Current assets    Cash and equivalents                                               $   278               $   582
                  Accounts receivable                                                  1,677                 1,493
                  Notes and other current receivables                                    184                   129
                  Inventories                                                          1,713                 1,341
                  Short-term deferred income taxes                                        36                    82
                  Prepaid expenses                                                       323                   350
                  ---------------------------------------------------------------------------------------------------
                  Total current assets                                                 4,211                 3,977
---------------------------------------------------------------------------------------------------------------------
Property,         At cost                                                              6,279                 5,732
plant and         Accumulated depreciation and amortization                           (2,629)               (2,426)
equipment         ---------------------------------------------------------------------------------------------------
                  Net property, plant and equipment                                    3,650                 3,306
---------------------------------------------------------------------------------------------------------------------
Other assets      Goodwill and other intangibles                                       1,894                 1,698
                  Insurance receivables                                                   91                    93
                  Other                                                                1,321                 1,269
                  ---------------------------------------------------------------------------------------------------
                  Total other assets                                                   3,306                 3,060
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $11,167               $10,343
=====================================================================================================================

Current           Short-term debt                                                    $   152               $   149
liabilities       Current maturities of long-term debt and lease obligations              50                    52
                  Accounts payable and accrued liabilities                             2,355                 2,432
                  Income taxes payable                                                   609                   661
                  ---------------------------------------------------------------------------------------------------
                  Total current liabilities                                            3,166                 3,294
---------------------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                                   2,935                 2,486
---------------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                           77                   218
---------------------------------------------------------------------------------------------------------------------
Long-term litigation liabilities                                                         143                   140
---------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                              488                   448
---------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
---------------------------------------------------------------------------------------------------------------------
Stockholders'     Common stock, $1 par value, authorized 2,000,000,000
equity             shares in 2002 and 1,000,000,000 shares in 2001,
                   issued 611,624,109 shares in 2002 and 608,817,449
                   shares in 2001                                                        612                   609
                  Common stock in treasury, at cost, 7,862,251 shares
                   in 2002 and 9,924,459 shares in 2001                                 (317)                 (328)
                  Additional contributed capital                                       2,984                 2,815
                  Retained earnings                                                    1,862                 1,093
                  Accumulated other comprehensive loss                                  (783)                 (432)
                  ---------------------------------------------------------------------------------------------------
                  Total stockholders' equity                                           4,358                 3,757
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $11,167               $10,343
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

                   Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                  (in millions)

--------------------------------------------------------------------------------------------------------------------
                                                                                      Nine months ended September 30,
(brackets denote cash outflows)                                                          2002                    2001
                                                                                 ------------------------------------
Cash flows        Income before cumulative effect of non-cash
from                accounting change                                                    $769                    $739
operations        Adjustments
                    Depreciation and amortization                                         332                     328
                    Deferred income taxes                                                  78                      90
                    In-process research and development                                    51                      --
                    Other                                                                  90                     (25)
                  Changes in balance sheet items
                    Accounts receivable                                                  (255)                   (199)
                    Inventories                                                          (310)                   (223)
                    Accounts payable and other accrued liabilities                       (254)                   (251)
                    Net litigation payable and other                                      (84)                    (98)
                  ---------------------------------------------------------------------------------------------------
                  Cash flows from operations                                              417                     361
---------------------------------------------------------------------------------------------------------------------
Cash flows        Capital expenditures                                                   (578)                   (493)
from investing    Acquisitions (net of cash received)
activities          and investments in affiliates                                        (120)                   (248)
                  Divestitures and other asset dispositions                                32                      (9)
                  ---------------------------------------------------------------------------------------------------
                  Cash flows from investing activities                                   (666)                   (750)
---------------------------------------------------------------------------------------------------------------------
Cash flows        Issuances of debt and lease obligations                                 689                   1,790
from financing    Redemptions of debt and lease obligations                              (541)                   (783)
activities        Increase in debt with maturities
                    of three months or less, net                                           92                    (323)
                  Common stock cash dividends                                            (348)                   (341)
                  Proceeds from stock issued under employee benefit
                    plans                                                                 165                     150
                  Purchases of treasury stock                                            (141)                   (219)
                  ---------------------------------------------------------------------------------------------------
                  Cash flows from financing activities                                    (84)                    274
---------------------------------------------------------------------------------------------------------------------
Effect of currency exchange rate changes on cash and equivalents                           29                       6
---------------------------------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                                         (304)                   (109)
Cash and equivalents at beginning of period                                               582                     579
---------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                    $278                    $470
=====================================================================================================================

Supplemental schedule of noncash investing activities
-----------------------------------------------------
    Fair value of assets acquired, net of liabilities assumed                            $280                    $484
    Common stock issued at fair value                                                     160                     236
---------------------------------------------------------------------------------------------------------------------
    Net cash paid                                                                        $120                    $248
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

Comprehensive income
Total comprehensive income was $248 million and $65 million for the three months ended September 30, 2002 and 2001, respectively, and was $418 million and $670 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in comprehensive income in the quarter was principally related to increased net income and favorable foreign currency fluctuations. The decline in the year-to-date period was principally related to unfavorable foreign currency fluctuations, partially offset by increased net income.

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

Other expense (income)
Other expense for the year-to-date period ended September 30, 2002 included a $70 million impairment charge recorded during the second quarter for two investments whose decline in value was deemed to be other than temporary, with the investments written down to their market values. All available information is evaluated in management's quarterly analysis of whether any declines in the fair values of individual securities are considered other than temporary. With respect to these impairment charges, significant unfavorable events occurred during the second quarter of 2002, causing management to conclude the declines in value were other than temporary. Most significantly, one of the investees announced during the quarter its decision to immediately commence a wind-down of operations principally due to its unsuccessful efforts to raise capital or to effect a business combination with another company, and the other investee received information from regulatory entities regarding the absence of material progress regarding one of its products under development. The company does not have significant unrealized losses relating to investments held at September 30, 2002.

Other income for the year-to-date period ended September 30, 2001 included a $105 million gain from the disposal of a non-strategic investment. This gain was substantially offset by impairment charges for other assets and investments whose decline in value was deemed to be other than temporary. Also included in other income and expense for both the quarter and year-to-date period of both 2002 and 2001 were amounts relating to minority interests and fluctuations in currency exchange rates.

Recently issued accounting pronouncement
Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, and requires that costs associated with exit or disposal activities be recognized when they are incurred rather than on the date the company commits to an exit or disposal plan. While the standard changes the timing of expense recognition related to any future exit or disposal activities, the standard does not affect the total expense recognized over time, and is not expected to have a material impact on the company's consolidated financial statements.

2. CHANGE IN ACCOUNTING PRINCIPLE IN 2001

Effective at the beginning of 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments. In accordance with the transition provisions of SFAS No. 133, the difference between the fair values and the book values of all freestanding derivatives at the adoption date was reported as the cumulative effect of a change in accounting principle. In accordance with the standard, the company recorded a cumulative effect reduction to earnings of $52 million (net of tax benefit of $32 million) and a cumulative effect increase to other comprehensive income of $8 million (net of tax of $5 million).

3. INVENTORIES

Inventories consisted of the following.

--------------------------------------------------------------------------------
                                            September 30,          December 31,
(in millions)                                     2002                 2001
--------------------------------------------------------------------------------
Raw materials                                   $  447               $  353
Work in process                                    453                  244
Finished products                                  813                  744
--------------------------------------------------------------------------------
Total inventories                               $1,713               $1,341
================================================================================

4. INTEREST, NET

Net interest expense consisted of the following.

--------------------------------------------------------------------------------
                                   Three months ended       Nine months ended
                                      September 30,           September 30,
(in millions)                      2002         2001       2002           2001
--------------------------------------------------------------------------------
Interest expense                    $14          $27        $54            $83
Interest income                      (3)          (8)       (13)           (28)
--------------------------------------------------------------------------------
Interest expense, net               $11          $19        $41            $55
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

--------------------------------------------------------------------------------------------------
                                                      Three months ended       Nine months ended
                                                         September 30,            September 30,
(in millions)                                         2002          2001      2002           2001
--------------------------------------------------------------------------------------------------
Basic EPS shares                                       603           589       602            589
--------------------------------------------------------------------------------------------------
Effect of dilutive securities
   Employee stock option plans                           7            19        15             17
   Equity forward agreements                            14             -         2              -
   Employee stock purchase plans                         -             1         1              1
--------------------------------------------------------------------------------------------------
Diluted EPS shares                                     624           609       620            607
==================================================================================================

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

Goodwill
The carrying amount of goodwill at September 30, 2002 was $710 million, $512 million and $223 million for the Medication Delivery, BioScience and Renal segments, respectively. The change in goodwill during the three- and nine-month periods ended September 30, 2002 was not significant, and was partially due to the impact of changes in currency exchange rates on foreign entities' goodwill balances. There was no impairment of goodwill during the quarter or year-to-date period.

Other intangible assets
Intangible assets other than goodwill are separated into two categories. Intangible assets with finite useful lives are recorded on the condensed consolidated balance sheet and amortized over the estimated useful life of the asset. Intangible assets with indefinite useful lives are recorded on the condensed consolidated balance sheet, are not amortized, and are subject to periodic impairment tests. The amount of intangible assets with indefinite lives is immaterial. The following is a summary of the company's intangible assets subject to amortization at September 30, 2002.

---------------------------------------------------------------------------------------------------------------
                                                                          As of September 30, 2002
                                                             --------------------------------------------------
                                                                                                     Weighted-
                                                                                                       average
                                                                         Accumulated              amortization
($ in millions)                                               Gross     amortization       Net          period
---------------------------------------------------------------------------------------------------------------
Amortized intangible assets
  Developed technology, including patents                      $598             $224      $374              14
  Manufacturing, distribution and other
     contracts                                                   39               10        29              11
  Other                                                          47                8        39              18
---------------------------------------------------------------------------------------------------------------
Total amortized intangible assets                              $684             $242      $442              14
===============================================================================================================

The amortization expense for these intangible assets was $13 million and $31 million for the three months and nine months ended September 30, 2002, respectively. The anticipated annual amortization expense for these intangible assets is $42 million, $40 million, $40 million, $37 million, $36 million and $31 million in 2002, 2003, 2004, 2005, 2006 and 2007, respectively.

Earnings and per share earnings for interim periods in 2001 excluding amortization
The following is earnings and per share earnings information for 2001 on a pro forma basis, assuming goodwill and indefinite-lived assets are not amortized.

-----------------------------------------------------------------------------------------------------------
                                                              Three months ended         Nine months ended
($ in millions, except per share data)                        September 30, 2001        September 30, 2001
-----------------------------------------------------------------------------------------------------------
Reported income before accounting change                                   $ 272                     $ 739
Goodwill and indefinite-lived assets amortization                             11                        30
-----------------------------------------------------------------------------------------------------------
Adjusted income before accounting change                                   $ 283                     $ 769
===========================================================================================================
Reported net income                                                        $ 272                     $ 687
Goodwill and indefinite-lived assets amortization                             11                        30
-----------------------------------------------------------------------------------------------------------
Adjusted net income                                                        $ 283                     $ 717
===========================================================================================================
Reported earnings per basic common share                                   $0.46                     $1.16
Goodwill and indefinite-lived assets amortization                           0.02                      0.05
-----------------------------------------------------------------------------------------------------------
Adjusted earnings per basic common share                                   $0.48                     $1.21
===========================================================================================================
Reported earnings per diluted common share                                 $0.45                     $1.13
Goodwill and indefinite-lived assets amortization                           0.02                      0.05
-----------------------------------------------------------------------------------------------------------
Adjusted earnings per diluted common share                                 $0.47                     $1.18
===========================================================================================================

Earnings and per share earnings for full year 2001, 2000 and 1999 excluding amortization
The following is earnings and per share earnings information for full year 2001, 2000 and 1999 on a pro forma basis, assuming goodwill and indefinite-lived assets are not amortized.

-----------------------------------------------------------------------------------------------------
($ in millions, except per share data)                           2001           2000            1999
-----------------------------------------------------------------------------------------------------
Reported income before accounting change                        $ 664          $ 738           $ 779
Goodwill and indefinite-lived assets amortization                  41             28              17
-----------------------------------------------------------------------------------------------------
Adjusted income before accounting change                        $ 705          $ 766           $ 796
=====================================================================================================
Reported net income                                             $ 612          $ 740           $ 797
Goodwill and indefinite-lived assets amortization                  41             28              17
-----------------------------------------------------------------------------------------------------
Adjusted net income                                             $ 653          $ 768           $ 814
=====================================================================================================
Reported earnings per basic common share                        $1.04          $1.26           $1.37
Goodwill and indefinite-lived assets amortization                0.07           0.05            0.03
-----------------------------------------------------------------------------------------------------
Adjusted earnings per basic common share                        $1.11          $1.31           $1.40
=====================================================================================================
Reported earnings per diluted common share                      $1.00          $1.24           $1.35
Goodwill and indefinite-lived assets amortization                0.07           0.05            0.03
-----------------------------------------------------------------------------------------------------
Adjusted earnings per diluted common share                      $1.07          $1.29           $1.38
=====================================================================================================

Acquisitions
Acquisitions during the nine months ended September 30, 2002 and 2001 were accounted for under the purchase method. Results of operations of acquired companies are included in the company's results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. The excess of the purchase price over the fair values of the tangible assets and identifiable intangible assets acquired and liabilities assumed is allocated to goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values. A portion of the purchase price for certain acquisitions is allocated to in-process research and development (IPR&D) which, under GAAP, is immediately expensed.

Amounts allocated to IPR&D are determined using the income valuation approach, which measures the value of an asset by the present value of its future economic benefits. Estimated cash flows are discounted to their present values at rates of return that reflect the risks associated with the particular projects. The status of development, stage of completion, assumptions, nature and timing of remaining efforts for completion, risks and uncertainties, and other key factors may vary by individual project. The valuations incorporate the stage of completion for each individual project. Projected revenue and cost assumptions are determined considering the company's historical experience and industry trends and averages. No value is assigned to any IPR&D project unless it is probable of being further developed.

Fusion Medical Technologies, Inc.
In May 2002, the company acquired Fusion Medical Technologies, Inc. (Fusion) for a purchase price of $161 million. The acquisition of Fusion, a business that develops and commercializes proprietary products used to control bleeding during surgery, supports the company's strategic initiative to expand and enhance its portfolio of innovative therapeutic solutions for biosurgery and tissue regeneration. Fusion's expertise in collagen- and gelatin-based products complements Baxter's fibrin-based technologies. With the combination, the company can now offer surgeons a broader array of solutions to seal tissue, enhance wound healing and manage hemostasis, including active bleeding. The purchase price was paid in 2,806,660 shares of Baxter common stock. Approximately $169 million of assets were acquired and approximately

$8 million of liabilities were assumed. Included in the assets acquired were $51 million of IPR&D, $88 million of developed technology, $16 million of goodwill, and $14 million of other assets, which principally consisted of cash and investments, accounts receivable, inventories and property and equipment. Assumed liabilities principally consisted of accounts payable and accrued liabilities. The developed technology is being amortized on a straight-line basis over an estimated useful life of 20 years. The goodwill is not deductible for tax purposes. With the exception of the IPR&D charge, which was recorded at the corporate level, the results of operations and assets and liabilities, including goodwill, of Fusion, are included in the BioScience segment.

The $51 million IPR&D charge pertains to a product used to control bleeding during surgery. Material net cash inflows were forecasted in the valuation to commence between 2003 and 2004. A discount rate of 28 percent was used in the valuation. Assumed additional research and development (R&D) expenditures prior to the date of the initial product introduction totaled approximately $3 million. The project is proceeding in accordance with the original projections. However, there can be no assurance such efforts will be successful. Delays in the development, introduction or marketing of a product can result either in such product being marketed at a time when its cost and performance characteristics might not be competitive in the marketplace or in a shortening of its commercial life. If a product is not completed on time, the expected return on the company's investments could be significantly and unfavorably impacted.

Pending acquisition
In June 2002, Baxter signed a definitive agreement with Wyeth to acquire the majority of ESI Lederle (ESI), a division of Wyeth, for approximately $305 million. ESI is a leading manufacturer and distributor of injectable drugs used in the U.S. hospital market, and it offers a complete range of sterile injectable manufacturing capabilities, including ampules and vials. ESI primarily manufactures injectable generic drugs, which leverages Baxter's injectable expertise, channel strength, manufacturing processes, customer relationships and research and development. The acquisition, which will be included in the Medication Delivery segment, and is subject to approval by regulatory authorities, is expected to close during the fourth quarter of 2002.

Pro forma information
The following pro forma information presents a summary of the company's consolidated results of operations as if acquisitions during 2002 and 2001 had taken place as of the beginning of the current and preceding fiscal year, giving effect to purchase accounting adjustments. No adjustments were made for the charge for IPR&D.

------------------------------------------------------------------------------------------------------------
                                                          Three months ended          Nine months ended
                                                             September 30,               September 30,
(in millions, except per share data)                       2002           2001        2002            2001
------------------------------------------------------------------------------------------------------------
Net sales                                                $2,102         $1,953      $6,084          $5,734
Income from continuing operations before cumulative
   effect of accounting change                           $  316         $  263      $  764          $  713
Net income                                               $  316         $  263      $  764          $  661
Earnings per diluted common share                        $ 0.51         $ 0.43      $ 1.23          $ 1.08
------------------------------------------------------------------------------------------------------------

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

8. 2001 SPECIAL CHARGE - A, AF AND AX SERIES DIALYZERS

Following reports in October 2001 of patient deaths in Croatia, Baxter initiated a global recall of its A, AF and AX series Renal segment dialyzers. Testing led the company to conclude that a processing fluid used during the manufacturing of a limited number of dialyzers produced in the company's Ronneby, Sweden facility may have played a role in the deaths reported in Croatia and other countries. Baxter decided to permanently cease manufacturing the A, AF and AX series dialyzers. The fluid is not used in the manufacturing process for other dialyzers that Baxter manufactures or distributes. The company ceased production of the discontinued dialyzers and closed its Ronneby facility. The Miami Lakes, Florida facility, which provided materials used in the discontinued dialyzers, is also in the process of being closed. The company has been fully cooperating with the United States Food and Drug Administration and other health authorities around the world.

In the fourth quarter of 2001 the company recorded a pretax charge of $189 million ($156 million on an after-tax basis) to cover the costs of discontinuing this product line and other related costs. Included in the total pretax charge was $116 million for non-cash costs, principally for the write-down of goodwill and other intangible assets, inventories and property, plant and equipment. Also included in the charge was $73 million for cash costs, principally pertaining to legal costs, recall costs, contractual commitments, and severance and other employee-related costs associated with the elimination of approximately 360 positions, the majority of which were located in the manufacturing facilities. Approximately $13 million of the cash costs were paid during the fourth quarter of 2001, and the remaining balance in the reserve was $60 million at December 31, 2001.

The following is a rollforward of the company's utilization of the reserve for cash costs from December 31, 2001 through September 30, 2002.

-------------------------------------------------------------------------------------------
                                        Reserve at                               Reserve at
                                          December         2002        2002   September 30,
(in millions)                             31, 2001  Utilization   Additions            2002
-------------------------------------------------------------------------------------------
Employee-related costs                         $ 9         ($ 3)         --             $ 6
Legal costs                                     36          (45)        $41              32
Recall and contractual costs                    15          (11)         --               4
-------------------------------------------------------------------------------------------
Total                                          $60         ($59)        $41             $42
===========================================================================================

During the three months ended September 30, 2002, utilization was $1 million, $27 million, and $5 million for employee-related costs, legal costs and recall and contractual costs, respectively.

In conjunction with the recording of the additional $41 million reserve for legal costs in 2002, a $41 million insurance receivable was recognized, and therefore there was no net impact on the company's results of operations for the period. Based on a review of additional information, management revised its initial estimates of the probable and estimable cash payments and related insurance recoveries relating to this legal contingency. Refer to Note 9 for a discussion of legal proceedings relating to this matter. Except for legal costs, the remaining balance in the reserve at September 30, 2002 is expected to be substantially utilized by the end of the year. Certain legal payments and related insurance recoveries are expected to occur in 2003 and 2004.

9. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

Refer to Part II - Item 1. Legal Proceedings below.

10.  SEGMENT INFORMATION

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

Financial information for the company's segments for the three and nine months ended September 30 is as follows.

                                 Medication
(in millions)                      Delivery   BioScience    Renal   Other     Total
-----------------------------------------------------------------------------------
For the three months ended
--------------------------
September 30,
-------------

2002
----
Net sales                            $  832       $  776   $  494      --    $2,102
Pretax income                           146          173       96     $ 7       422

2001
----
Net sales                            $  716       $  680   $  504      --    $1,900
Pretax income                           124          142       81     $21       368
-----------------------------------------------------------------------------------

For the nine months ended
-------------------------
September 30,
-------------

2002
----
Net sales                            $2,388       $2,254   $1,432      --    $6,074
Pretax income                           413          482      228    ($82)    1,041

2001
----
Net sales                            $2,093       $1,997   $1,437      --    $5,527
Pretax income                           339          386      219     $53       997
-----------------------------------------------------------------------------------

                                       12

The following are reconciliations of total segment amounts to amounts per the condensed consolidated income statements.

                                                             Three months ended
                                                               September 30,
                                                        ---------------------------

(in millions)                                               2002             2001
-----------------------------------------------------------------------------------
Pretax income
-------------
Total pretax income from segments                           $415             $347
Unallocated amounts
     Interest expense, net                                   (11)             (19)
     Other Corporate items                                    18               40
-----------------------------------------------------------------------------------
Income before income taxes                                  $422             $368
===================================================================================

                                                             Nine months ended
                                                               September 30,
                                                         --------------------------

(in millions)                                               2002             2001
-----------------------------------------------------------------------------------
Pretax income
-------------
Total pretax income from segments                         $1,123             $944
Unallocated amounts
     Interest expense, net                                   (41)             (55)
     IPR&D                                                   (51)              --
     Other Corporate items                                    10              108
-----------------------------------------------------------------------------------
Income before income taxes and cumulative effect of
     accounting change                                    $1,041             $997
===================================================================================


11.  SUBSEQUENT EVENT

In October 2002 the company completed the spin-off of Edwards Lifesciences Corporation (Edwards) by transferring the cardiovascular business in Japan to Edwards.

On March 31, 2000, Baxter stockholders of record on March 29, 2000 received all of the outstanding stock of Edwards, the company's cardiovascular business, in a tax-free spin-off. The cardiovascular business in Japan was not legally transferred to Edwards in 2000 due to Japanese regulatory requirements and business culture considerations. The business had been operated pursuant to a contractual joint venture under which a Japanese subsidiary of Baxter retained ownership of the business assets, but a subsidiary of Edwards held a 90 percent profit interest.

Edwards had an option to purchase the Japanese assets. In October 2002 Baxter and Edwards consummated an agreement whereby the joint venture and option were terminated and Edwards purchased the Japanese assets from Baxter. The transfer of the net assets of the Japan cardiovascular business to Edwards will result in a net cash inflow to the company in the fourth quarter of 2002 of $20 million. Upon completion of the transfer in the fourth quarter, a net credit of $167 million will be recorded to stockholders' equity. The transfer will have no impact on the company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Baxter International Inc.'s (the company or Baxter) 2001 Annual Report to Stockholders (Annual Report) contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001. In the Annual Report, management outlined its key financial objectives for 2002. The table below reflects these objectives, as well as management's revised expectations, and the company's results through September 30, 2002.

--------------------------------------------------------------------------------
   FULL YEAR 2002 OBJECTIVES PER                    RESULTS THROUGH
        2001 ANNUAL REPORT                         SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
..  Accelerate sales growth to the low-     .   Management now expects sales
   teens. growth for full-year 2002 to be in the low-double digits. Net sales for the nine months ended September 30, 2002 increased 10 percent. Excluding the effects of changes in currency exchange rates, net sales increased 11 percent.

--------------------------------------------------------------------------------
..  Grow earnings per share in the mid-     .   Earnings per diluted common share
   teens.                                      increased 10 percent for the
                                               first nine months of the year.
                                               Earnings in the first quarter of
                                               2001 included the cumulative
                                               effect of a change in accounting
                                               principle, which reduced 2001
                                               earnings by $.09 per diluted
                                               common share. Earnings in the
                                               second quarter of 2002 included
                                               an in-process research and
                                               development (IPR&D) charge and
                                               asset impairment charges, which
                                               in total reduced 2002 earnings by
                                               $.16 per diluted common share.
                                               Excluding nonrecurring charges,
                                               earnings per diluted common share
                                               grew 15 percent during the first
                                               nine months of the year.

--------------------------------------------------------------------------------
..  Generate at least $500 million in       .   The company had operational cash
   operational cash flow. Management           outflow of $146 million during
   also expects to invest more than            the nine months ended September
   $1.3 billion in capital expenditures        30, 2002. Due to certain seasonal
   and research and development.               patterns with respect to Baxter
                                               and its customers, the company
                                               typically generates a large
                                               portion of its annual cash flow
                                               during the fourth quarter of the
                                               year. The total of capital
                                               expenditures and research and
                                               development (R&D) expenses for
                                               the nine months ended September
                                               30, 2002, excluding the second
                                               quarter 2002 charge for IPR&D,
                                               was $938 million.

--------------------------------------------------------------------------------

Refer to the condensed consolidated financial statements and accompanying notes for information regarding the company's financial position, results of operations and cash flows prepared in accordance with generally accepted accounting principles (GAAP).

RESULTS OF OPERATIONS

NET SALES

----------------------------------------------------------------------------------------------
                          Three months ended                     Nine months ended
                            September 30,        Percent          September 30,        Percent
(in millions)            2002           2001    increase       2002           2001    increase
----------------------------------------------------------------------------------------------
International          $1,085         $  915         19%     $3,096         $2,749         13%
United States           1,017            985          3%      2,978          2,778          7%
----------------------------------------------------------------------------------------------
Total net sales        $2,102         $1,900         11%     $6,074         $5,527         10%
==============================================================================================

Excluding the effect of fluctuations in currency exchange rates, total net sales growth was 9 percent and 11 percent for the three months and nine months ended September 30, 2002, respectively. During the quarter, the United States Dollar weakened principally relative to the Euro, partially offset by a strengthening principally relative to certain Latin American currencies. For the year-to-date period, the United States Dollar strengthened principally relative to the Japanese Yen and certain Latin American currencies. Refer to Note 10 to the condensed consolidated financial statements for a summary of net sales by segment.

Medication Delivery
The Medication Delivery segment generated 16 percent and 14 percent sales growth during the three months and nine months ended September 30, 2002, respectively. Excluding the impact of fluctuations in currency exchange rates, sales growth was 15 percent and 14 percent for the quarter and year-to-date period, respectively, with the strongest sales growth in the international market. Of the constant-currency sales growth in both the quarter and year-to-date period, seven points of growth was generated by the October 2001 acquisition of a subsidiary of Degussa AG, ASTA Medica Onkologie GmbH & CoKG (ASTA), which develops, produces and markets oncology products worldwide, and the August 2001 acquisition of Cook Pharmaceutical Solutions, formerly a unit of Cook Group Incorporated (Cook), which provides contract filling of syringes and vials. The drug delivery business, excluding the impact of the acquisition of Cook, contributed three points and two points of sales growth in the quarter and year-to-date period, respectively, principally as a result of increased sales of certain generic and branded premixed drugs. The anesthesia business contributed two points of sales growth in both the quarter and year-to-date period, primarily due to increased sales of inhaled anesthetics and certain generic drugs, as well as improved pricing. The remaining sales growth for the quarter was principally driven by increased sales of parenteral nutrition products and specialty products, partially offset by the impact of the termination of certain distribution agreements. Refer to Note 7 regarding a pending acquisition relating to the Medication Delivery segment.

BioScience
Sales in the BioScience segment increased 14 percent and 13 percent for the three months and nine months ended September 30, 2002, respectively. Excluding the impact of fluctuations in currency exchange rates, sales growth was 10 percent and 12 percent for the quarter and year-to-date period, respectively, with the strongest sales growth in the international market. The constant-currency sales growth for both the quarter and year-to-date period was principally driven by increased sales of recombinant products, particularly Recombinate Antihemophilic Factor (rAHF) (Recombinate). Sales of Recombinate grew more than 25 percent for both the quarter and year-to-date period. Such growth was principally a result of yield and cycle time improvements, improved pricing, as well as continued strong demand for this product. The BioScience segment is experiencing a decrease in supply of bulk recombinant due to a third-party supplier's lower than expected manufacturing yields. Managment anticipates that this decrease in supply will unfavorably impact the sales growth for Recombinate in the fourth quarter of 2002 and in the first quarter of 2003. Sales of products that provide for leukoreduction, which is the removal of white blood cells from blood products used for transfusion, as well as strong sales of vaccines, also contributed significantly to the segment's growth rate in the year-to-date period. Sales of plasma-derived products declined in both the quarter and year-to-date period. The decline in sales of plasma-derived products was primarily due to the re-entry of certain competitors who were out of the market in the prior year, increased pricing pressures, and a continuing shift in the market from plasma to recombinant hemophilia products. As further discussed in Note 7, in May 2002 the company acquired Fusion Medical Technologies, Inc. (Fusion), a business that develops and commercializes proprietary products used to control bleeding during surgery. The acquisition of Fusion, which enhances the segment's portfolio of innovative therapeutic solutions for biosurgery and tissue regeneration, did not significantly impact the segment's sales for the quarter or nine-month period.

Renal
Sales in the Renal segment declined 2 percent during the three months ended September 30, 2002 and remained flat during the nine months ended September 30, 2002. Excluding the impact of fluctuations in currency exchange rates, sales declined 1 percent for the quarter and grew 2 percent for the year-to-date period. Sales of peritoneal dialysis products contributed percentage sales growth in the low- to mid-single digits in both the quarter and year-to-date period. This sales growth was principally driven by increased penetration of peritoneal dialysis in emerging markets, where many people with end-stage renal disease are currently under-treated. This sales growth was partially offset by a decline in sales of hemodialysis products in the quarter, primarily due to decreased sales outside the United States. Sales in the segment's services businesses, which are Renal Therapy Services (RTS), which operates dialysis clinics in partnership with local physicians in international markets, and Renal Management Strategies, which is a renal-disease management organization, declined by approximately $15 million and $4 million in the quarter and year-to-date period, respectively. RTS growth has declined as management has reduced its level of acquisitions in this business due to the economic and currency volatility in Latin America, where RTS primarily operates.

The following tables show key ratios of certain income statement items as a percent of sales.

GROSS MARGIN AND EXPENSE RATIOS

-------------------------------------------------------------------------------------------------------------
                                    Three months ended                         Nine months ended
                                       September 30,        Increase              September 30,
                                     2002         2001     (decrease)          2002          2001    Increase
-------------------------------------------------------------------------------------------------------------
Gross margin                        45.0%        45.0%          0 pts         45.3%         44.4%      .9 pts
Marketing and
   administrative expenses          18.3%        18.5%        (.2 pts)        19.3%         19.1%      .2 pts
-------------------------------------------------------------------------------------------------------------

The improvement in the gross margin for the nine-month period ended September 30, 2002 was primarily due to a change in the products and services mix, with sales of the company's higher-margin products, such as Recombinate, generating strong growth across the company's businesses. For the quarter, an improvement in the products and services mix was offset by the effects of changes in currency exchange rates and other items. Marketing and administrative expenses as a percent of sales were relatively unchanged in both the quarter and year-to-date period.

The company has been increasing its investments in sales and marketing programs in conjunction with the launch of new products, and to continue to drive overall sales growth. Management is also making other investments in order to enhance the technological infrastructure of the company and attract and retain a highly talented workforce. In conjunction with the annual remeasurement of pension and other post-employment benefit plan assets and obligations, management intends to change the long-term investment return and discount rate assumptions used to calculate the related benefit plan expenses for 2003, and estimates that these changes will increase such expenses by approximately $24 million in 2003. To offset these increases in costs and expenses, management is leveraging recent acquisitions and aggressively managing costs and expenses throughout the company.

RESEARCH AND DEVELOPMENT

------------------------------------------------------------------------------------------------------------
                                    Three months ended                         Nine months ended
                                       September 30,       Percent                September 30,     Percent
($ in millions)                     2002         2001      increase            2002        2001     increase
------------------------------------------------------------------------------------------------------------
Research and
   development expenses             $122         $105         16%              $360         $312       15%
As a percent of sales               5.8%         5.5%                          5.9%         5.6%
------------------------------------------------------------------------------------------------------------

R&D expenses for the year-to-date period exclude the $51 million IPR&D charge relating to the acquisition of Fusion in the second quarter of 2002. Refer to
Note 7 for a discussion of this acquisition. The IPR&D charge pertained to a product used to control bleeding during surgery. Material net cash inflows were forecasted in the valuation of the IPR&D charge to commence between 2003 and 2004. Assumed additional R&D expenditures prior to the date of the initial product introduction totaled approximately $3 million in the valuation. The project is proceeding in accordance with the original projections. However, there can be no assurance such efforts will be successful. Delays in the development, introduction or marketing of a product can result either in such product being marketed at a time when its cost and performance characteristics might not be competitive in the marketplace or in a shortening of its commercial life. If a product is not completed on time, the expected return on the company's investments could be significantly and unfavorably impacted.

Excluding the second quarter 2002 IPR&D charge, the increase in R&D expenses for both the quarter and year-to-date period was due to increased spending in all three segments. Primarily contributing to the growth rate was the Medication Delivery segment's October 2001 acquisition of ASTA, as well as increased spending in the BioScience segment relating to the development of a next-generation recombinant clotting factor for hemophilia, a next-generation oxygen-therapeutics program, and initiatives in the wound management, vaccines and plasma-based products areas. Management expects similar R&D growth rates for the remainder of the year. Refer to Note 7 regarding an expected IPR&D charge in the fourth quarter of 2002 relating to a pending acquisition.

2001 SPECIAL CHARGE - A, AF AND AX SERIES DIALYZERS

As further discussed in Note 8, in October 2001, the company recorded a $189 million pretax charge ($156 million on an after-tax basis) related to the decision to initiate a global recall and permanently cease manufacturing its Renal segment's A, AF and AX series dialyzers. Testing led the company to conclude that a processing fluid used during the manufacturing of a limited number of dialyzers produced in the company's Ronneby, Sweden facility may have played a role in patient deaths reported in Croatia and other countries.

Included in the total pretax charge was $116 million related to non-cash costs. These asset impairment charges principally related to goodwill and other intangible assets, inventories and property, plant and equipment, and were required based on management's estimates of the fair values (less costs to sell, as applicable) of the assets. Also included in the charge was $73 million related to cash costs, principally pertaining to legal costs, recall costs, contractual commitments, and severance and other employee-related costs associated with the elimination of approximately 360 positions. During 2002 certain adjustments were made to the reserve for legal costs and related insurance receivables, and the adjusted reserve for cash costs is $114 million. Of the $114 million cash charge (after adjustments), $13 million was paid during the fourth quarter of 2001, and $59 million was paid during the nine months ended September 30, 2002. Refer to Note 8 for a detailed summary of the activity in the reserve. Except for legal costs, the remaining balance in the reserve is expected to be substantially utilized by the end of the year. Certain legal payments and related insurance recoveries are expected to occur in

2003 and 2004. Management believes the established reserve for this exit program is adequate to complete the actions contemplated by the program. Total cash expenditures for this exit program are being funded with cash generated from operations. The operating results relating to the A, AF and AX series dialyzers were not significant.

GOODWILL AMORTIZATION

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer amortized, but is subject to periodic impairment reviews. Management is increasing R&D spending in order to drive the company's future sales growth, partially offsetting the reduced expense due to the elimination of goodwill amortization.

INTEREST, NET AND OTHER EXPENSE (INCOME)

Net interest expense decreased for both the three months and nine months ended September 30, 2002 as compared to the prior year periods. The decrease in both periods was principally due to the effect of lower interest rates, partially offset by the effect of higher average net debt balances. The decrease in net interest expense in the year-to-date period was impacted by the May 2001 issuance of convertible debt, which bears a lower interest rate than the debt balances repaid with the proceeds from the issuance.

Other expense in the year-to-date period ended September 30, 2002 included a $70 million charge for two investments whose decline in value was deemed to be other than temporary, with the investments written down to their market values. Refer to Note 1 for further information regarding these charges. Other income for the year-to-date period ended September 30, 2001 included a gain of approximately $105 million from the disposal of a non-strategic investment. This gain was substantially offset by impairment charges for other assets and investments whose decline in value was deemed to be other than temporary. Also included in other income and expense for both the quarter and year-to-date period of both 2002 and 2001 were amounts relating to minority interests and fluctuations in currency exchange rates.

PRETAX INCOME

Refer to Note 10 for a summary of financial results by segment. Certain items are maintained at the company's corporate headquarters and are not allocated to the segments. They primarily include the majority of the hedging activities, certain foreign currency fluctuations, net interest expense, income and expense related to certain non-strategic investments, corporate headquarters costs, and certain nonrecurring gains and losses (including IPR&D). The following is a summary of the significant factors impacting the segments' financial results.

Medication Delivery
Pretax income increased 18 percent and 22 percent for the three months and nine months ended September 30, 2002, respectively. The growth in pretax income was primarily the result of strong sales growth, an improved gross margin due to a change in product mix, the close management of costs, and the leveraging of expenses in conjunction with recent acquisitions. Partially offsetting these factors was increased R&D spending, particularly in the quarter, which was primarily related to the acquisition of ASTA.

BioScience
Pretax income increased 22 percent and 25 percent for the three months and nine months ended September 30, 2002, respectively. The growth in pretax income was primarily a result of strong sales growth, the continued leveraging of expenses, and an improved gross margin due to a change in product mix in the year-to-date period. These increases were partially offset by increased R&D spending in both the quarter and nine-month period, as the business segment continues to make investments in R&D initiatives consistent with management's growth strategy.

Renal
Pretax income increased 19 percent and 4 percent for the three months and nine months ended September 30, 2002, respectively. Impacting the change in pretax income for both the quarter and year-to-date period were unfavorable fluctuations in currency exchange rates, particularly with respect to Latin American currencies, and increased R&D spending, particularly in the nine-month period. Offsetting these factors was the effect of an improved sales mix, particularly for the quarter, and the close management of expenses.

INCOME TAXES

The effective income tax rate did not change significantly for the quarter or year-to-date period. The effective income tax rate for the three- and nine-month periods ended September 30, 2002 was 25 percent and 26 percent, respectively. The effective income tax rate for the three- and nine-month periods ended September 30, 2001, excluding the impact of the first quarter 2001 change in accounting principle, was 26 percent.

CHANGES IN ACCOUNTING PRINCIPLES

Refer to Note 7 regarding the company's adoption in 2002 of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

The company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments at the beginning of 2001. In accordance with the transition provisions of SFAS No. 133, the difference between the fair values and the book values of all freestanding derivatives at the adoption date was reported as the cumulative effect of a change in accounting principle. In accordance with the standard, the company recorded a cumulative effect reduction to earnings of $52 million (net of tax benefit of $32 million), and a cumulative effect increase to other comprehensive income of $8 million (net of tax of $5 million).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, and requires that costs associated with exit or disposal activities be recognized when they are incurred rather than on the date the company commits to an exit or disposal plan. While the standard changes the timing of expense recognition related to any future exit or disposal activities, the standard does not affect the total expense recognized over time, and is not expected to have a material impact on the company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations per the company's condensed consolidated statements of cash flows increased for the nine months ended September 30, 2002. The effect of increased earnings in 2002 was partially offset by reduced cash flows principally relating to accounts receivable and inventories, as the company continues to grow its businesses, particularly outside the United States. Accounts receivable balances generally increase as the company generates sales growth in certain regions outside the United States, which have longer collection periods. Inventory balances have increased partially in anticipation of the launch of new products.

Cash flows from investing activities increased for the nine months ended September 30, 2002. Capital expenditures increased 17 percent during the nine months ended September 30, 2002 as compared to the prior year period as the company increased its investments in various capital projects across the three segments. The increased investments principally pertained to the BioScience segment, as the company is in the process of increasing manufacturing capacity for vaccines, and plasma-based and recombinant products. Net cash outflows relating to acquisitions and investments decreased during the first nine months of 2002 as compared to the prior year period. In 2002, the majority of the cash outflows related to acquisitions and investments in the Medication Delivery segment, with $42 million relating to the July 2002 acquisition of Wockhardt Life Sciences Limited, an Indian manufacturer and distributor of intravenous fluids, and $24 million relating to the January 2002 acquisition of Autros Healthcare Solutions Inc., a developer of automated patient information and medication management systems designed to reduce medication errors. The remainder of the 2002 cash outflows relating to acquisitions and investments were individually insignificant. In May 2002 the company acquired Fusion in a non-cash transaction, with the purchase price paid in 2,806,660 shares of Baxter International Inc. common stock. Approximately $111 million of the 2001 net cash outflows related to acquisitions and investments pertained to the Medication Delivery segment's August 2001 acquisition of Cook. A portion of the purchase price of Cook was paid with company common stock. Approximately $31 million of the 2001 total related to acquisitions of dialysis centers in international markets, with the remainder of the cash outflows pertaining to individually insignificant acquisitions and investments. In February 2001, the company acquired Sera-Tec Biologicals, L.P., which owned and operated 80 plasma centers in 28 states, and a central testing laboratory. The $127 million purchase price of this acquisition, which is included in the BioScience segment, was paid with company common stock. The cash inflows relating to divestitures and other asset dispositions in 2002 principally related to the final cash receipt related to a prior year divestiture in the Medication Delivery segment.

Cash flows from financing activities decreased for the nine months ended September 30, 2002. Debt issuances, net of redemptions and other payments of debt, decreased as compared to the prior year period. Cash outflows relating to common stock dividends increased for the nine-month period due to an increase in the number of shares outstanding. Cash received for stock issued under employee benefit plans increased principally due to a higher level of stock option exercises coupled with a higher average exercise price. Cash outflows in 2002 relating to purchases of company common stock were lower than in the prior year period. The company's net-debt-to-capital ratio was 39.6 percent and 35.9 percent at September 30, 2002 and December 31, 2001, respectively.

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

The following table reconciles cash flow provided by operations, as determined by GAAP, to operational cash flow, which is not a measure defined by GAAP.

---------------------------------------------------------------------------------------------------------------------
                                                                                  Nine months ended September 30,
(in millions)                                                                          2002                  2001
---------------------------------------------------------------------------------------------------------------------
Cash flows from operations per the company's
   condensed consolidated statements of cash flows                                     $417                  $361
Capital expenditures                                                                   (578)                 (493)
Net interest after tax                                                                   32                    33
Other, including mammary implant litigation                                             (17)                   18
---------------------------------------------------------------------------------------------------------------------
Operational cash flow                                                                 ($146)                ($ 81)
=====================================================================================================================

As discussed above, due to certain seasonal patterns with respect to Baxter and its customers, the company typically generates a large portion of its annual cash flow during the fourth quarter of the year.

With respect to certain of the company's defined benefit pension plans, as a result of recent unfavorable asset returns and a decline in interest rates, at December 31, 2002 the company will record a reduction of approximately $509 million to other comprehensive income, which is a component of stockholders' equity, in order to establish an additional minimum liability on the consolidated balance sheet. This entry will have no impact on the company's results of operations. As required by SFAS No. 87, "Employers' Accounting for Pensions," if the accumulated benefit obligation relating to a pension plan exceeds the fair value of the plan's assets, the company's established liability for the plan must be at least equal to the unfunded accumulated benefit obligation.

As discussed in the 2001 Annual Report to Stockholders on Form 10-K and in Item
3. Quantitative and Qualitative Disclosures about Market Risk in this Form 10-Q, in order to partially offset the dilutive effect of employee stock options, the company has periodically entered into forward agreements with independent third parties related to the company's common stock. The forward agreements, which have a fair value of zero at inception, require the company to purchase its common stock from the counterparties on specified future dates and at specified prices. The company may, at its option, terminate and settle these agreements early at any time before maturity. The agreements include certain Baxter stock price thresholds, below which the counterparty has the right to terminate the agreements. If the thresholds were met in the future, the number of shares that could potentially be issued by the company under all of the agreements is subject to contractual maximums, and the maximum at September 30, 2002 is 239 million shares. The contracts give the company the choice of net-share, net-cash or physical settlement upon maturity or upon any earlier settlement date. In accordance with GAAP, these contracts are not recorded in the financial statements until they are settled. The settlements of these contracts (whether by net-share, net-cash or physical settlement) are classified within stockholders' equity. At September 30, 2002, the company had outstanding forward agreements related to approximately 35 million shares, which mature no later than 2003, and have a weighted-average exercise price of $51 per share (the company's common stock closed at $30.55 on September 30, 2002). Management intends to exit substantially all of the forward agreements and has commenced doing so during the fourth quarter of 2002. Consistent with its strategy for funding the company's other obligations, management intends to fund the exit of the forward agreements through cash flow from operations, by issuing additional debt, by entering into other financing arrangements, or by issuing common stock. The company may elect to net-share, net-cash or physically settle these agreements (or some combination of the three settlement options). The settlement of the outstanding forward agreements would not be expected to have a material impact on the company's earnings per diluted common share.

See Part II - Item 1. Legal Proceedings for a discussion of the company's legal contingencies with respect to cases and claims relating to the company's plasma-based therapies and mammary implants manufactured by the Heyer-Schulte division of American Hospital Supply Corporation, as well as other matters. Baxter has established reserves in accordance with GAAP for certain of the matters discussed therein. For these matters, there is a possibility that resolution of the matters could result in an additional loss in excess of presently established reserves. Also, there is a possibility that resolution of certain of the company's legal contingencies for which there is no reserve could result in a loss. Management is not able to estimate the amount of such loss or additional loss (or range of loss or additional loss).

However, management believes that, while such a future charge could have a material adverse impact on the company's net income and net cash flows in the period in which it is recorded or paid, no such charge would have a material adverse effect on Baxter's consolidated financial position.

The company intends to fund its short-term and long-term obligations as they mature through cash flow from operations, by issuing additional debt, by entering into other financing arrangements or by issuing common stock. In April 2002, the company issued $500 million of term debt, maturing in May 2007, and bearing a 5.25 percent coupon rate. The net proceeds are being used for working capital, to repay certain existing debt, for capital expenditures and for general corporate purposes. With respect to the company's convertible debentures, which were issued in May of 2001 in the amount of $800 million, in May 2002 the company amended the outstanding debentures to allow the holders to require the company to repurchase the debt in May 2003, in addition to the original June 2006, June 2011 and June 2016 put dates. The repurchase amount would be equal to 100 percent of the principal amount plus accrued interest at 1.25% per year (interest is paid semi-annually) up to the repurchase date.

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

The company believes it has lines of credit adequate to support ongoing operational requirements. Beyond that, the company believes it has sufficient financial flexibility to attract long-term capital on acceptable terms as may be needed to support its growth objectives and meet its short-term and long-term obligations, including the exit of its equity forward agreements. At September 30, 2002, the company can issue up to $500 million in aggregate principal amount of additional senior unsecured debt securities under effective registration statements filed with the Securities and Exchange Commission. In addition, the company has two credit facilities, which were renewed and increased in October 2002, that total $1.6 billion. These credit facilities contain various covenants, including a maximum debt-to-capital ratio and a minimum interest coverage ratio. There are no borrowings outstanding under these facilities at September 30, 2002. The company's ability to generate cash flows from operations could be adversely affected in the event there is a material decline in the demand for the company's products, deterioration in the company's key financial ratios or credit ratings, or other significantly unfavorable change in conditions. With respect to the company's credit facilities and debt outstanding, while a deterioration in the company's credit rating could unfavorably impact the financing costs associated with the credit arrangements, such a downgrade would not affect the company's ability to draw on the credit arrangements, and would not result in an acceleration of the scheduled maturities of the outstanding debt.

As authorized by the board of directors, the company repurchases its stock to optimize its capital structure depending upon its operational cash flows, net debt level and current market conditions. In July 2001, the board of directors authorized the repurchase of $500 million of common stock. The company began repurchasing under this program in 2001, and repurchased approximately 3 million shares of common stock during the first nine months of 2002. Stock repurchases totaled $217 million under this program at September 30, 2002. In October 2002, the board of directors authorized the repurchase of an additional $500 million of common stock.
                                       22

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

FORWARD-LOOKING INFORMATION

The matters discussed above that are not historical facts include forward-looking statements. These statements are based on the company's current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the company and the health-care arenas in which it operates. Many factors could affect the company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include, but are not limited to, interest rates; technological advances in the medical field; economic conditions; demand and market acceptance risks for new and existing products, technologies and health-care services; the impact of competitive products and pricing; manufacturing capacity; new plant start-ups; global regulatory, trade and tax policies; regulatory, legal or other developments relating to the company's Series A, AF and AX dialyzers; continued price competition; product development risks, including technological difficulties; ability to enforce patents; actions of regulatory bodies and other government authorities; reimbursement policies of government agencies; commercialization factors; results of product testing; and other factors described in this report or in the company's other filings with the Securities and Exchange Commission. Additionally, as discussed in Part II - Item 1. Legal Proceedings below, upon the resolution of certain legal matters, the company may incur charges in excess of presently established reserves. Any such charge could have a material adverse effect on the company's results of operations or cash flows in the period in which it is recorded or paid.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Currency risk
For a complete discussion, refer to the caption "Financial Instrument Market Risk" in the company's 2001 Annual Report to Stockholders on Form 10-K. As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange financial instruments relating to hypothetical and reasonably possible near-term movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at September 30, 2002, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10 percent against all currencies, the fair value of those contracts of $86 million would decrease by approximately $170 million. With respect to the company's cross-currency swap agreements used to hedge net investments in foreign affiliates, if the U.S. Dollar uniformly weakened by 10 percent, the fair value of those contracts, which was a negative $346 million as of September 30, 2002, would decrease by approximately $383 million. The model recalculates the fair value of the contracts outstanding at September 30, 2002 by replacing the actual exchange rates at September 30, 2002 with exchange rates that are 10 percent unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and asset and liability balances.

Equity risk
As further discussed in the 2001 Annual Report to Stockholders on Form 10-K as well as in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, in order to partially offset the dilutive effect of employee stock options, the company periodically enters into forward agreements with independent third parties related to the company's common stock. As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its forward agreements relating to hypothetical and reasonably possible near-term movements in the company's stock price. If the company's stock price as of September 30, 2002 were to decline by 10 percent, the fair value of these contracts, which were in a negative position of $683 million at September 30, 2002 (based on a common stock price of $30.55 at September 30, 2002), would be reduced by approximately $106 million.

Interest rate and other risks
For a complete discussion, refer to the caption "Financial Instrument Market Risk" in the company's 2001 Annual Report to Stockholders on Form 10-K. There have been no significant changes from the information discussed therein.

Item 4.  Controls and Procedures

Within 90 days of the filing date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's Disclosure Committee and the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to Baxter required to be included in the reports that the company files under the Exchange Act. There have been no significant changes in Baxter's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Review by Independent Accountants

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2002 and 2001 have been performed by PricewaterhouseCoopers LLP, the company's independent accountants. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Baxter International Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2002 and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers LLP
Chicago, Illinois
November 4, 2002

                           PART II. OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings

Baxter International Inc. (Baxter or the company) and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the company or by companies that were acquired by the company. The most significant of these are reported in the company's Annual Report on Form 10-K for the year ended December 31, 2001 and below, and material developments for the quarter ended September 30, 2002 are described below. These cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case and claim, the jurisdiction in which each suit is brought, and differences in applicable law. Baxter has established reserves in accordance with generally accepted accounting principles for certain of the matters discussed below. For these matters, there is a possibility that resolution of the matters could result in an additional loss in excess of presently established reserves. Also, there is a possibility that resolution of certain of the company's legal contingencies for which there is no reserve could result in a loss. Management is not able to estimate the amount of such loss or additional loss (or range of loss or additional loss). However, management believes that, while such a future charge could have a material adverse impact on the company's net income and net cash flows in the period in which it is recorded or paid, no such charge would have a material adverse effect on Baxter's consolidated financial position.

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

As of September 30, 2002, Baxter, together with certain of its subsidiaries, was named as a defendant or co-defendant in 133 lawsuits and two claims relating to mammary implants, brought by approximately 296 plaintiffs, of which 247 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, ten currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately nine of the pending lawsuits against the company. Additionally, 162 plaintiffs have opted out of the Revised Settlement (representing approximately 92 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of September 30, 2002, 91 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the third quarter of 2002, Baxter obtained dismissals, or agreements for dismissals, with respect to 72 plaintiffs.

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

As of September 30, 2002, Baxter was named in 24 lawsuits and 87 claims in the United States, Ireland, Italy, Japan, Spain, France and Taiwan. The U.S.D.C. for the Northern District of Illinois has approved a settlement of all U.S. federal court factor concentrates cases. As of September 30, 2002, approximately 6,241 claimant groups had been found eligible to participate in the settlement. Approximately 6,236 of the claimant groups had received payments as of September 30, 2002.

In Japan, Baxter is a defendant, along with the Japanese government and other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of September 30, 2002, the cases involved 1,356 plaintiffs, of whom 1,347 have settled their claims.

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

As previously reported in the company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company's Gammagard(R) IVIG (intravenous immuno-globulin), all of whom are seeking damages for

Hepatitis C infections allegedly caused by infusing Gammagard(R) IVIG. As of September 30, 2002, Baxter was a defendant in thirteen lawsuits and 24 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. One class action in the United States has been certified. In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used Gammagard(R) IVIG between January 1993 and February 1994.

Other
In August 2002, six purported class action lawsuits were filed in the U.S.D.C. for the Northern District of Illinois naming Baxter and its Chief Executive Officer and Chief Financial Officer as defendants. These lawsuits, which have been consolidated and seek recovery of unspecified damages, allege that the defendants violated the federal securities laws by making misleading statements that allegedly caused Baxter common stock to trade at inflated levels. In October 2002, Baxter and members of its Board of Directors were named as defendants in a lawsuit filed in the U.S.D.C. for the Northern District of Illinois by an alleged participant in the Baxter Incentive Investment Plan (the "Plan"), purportedly on behalf of the Plan and a class of Plan participants who purchased shares of Baxter common stock. This lawsuit sets forth claims for unspecified damages under the Employee Retirement Income Security Act of 1974, as amended, and is based on allegations similar to those made in the securities lawsuits described above. The Company believes that all of these lawsuits are without merit and intends to defend itself vigorously against these claims.

As of September 30, 2002, Baxter International Inc. and certain of its subsidiaries were named as defendants in six civil lawsuits seeking damages on behalf of persons who allegedly died or were injured as a result of exposure to Baxter's A, AF and AX series dialyzers. One of these cases was filed during the third quarter of 2002. The company has reached settlements with a number of the families of patients who died in Spain, Croatia and the United States after undergoing hemodialysis on Baxter Althane series dialyzers. A government criminal investigation concerning the patient deaths is pending in Spain. The Croatian government has closed its criminal investigation without initiating any criminal action against the Company. Other lawsuits and claims may be filed in the United States and elsewhere.

As of September 30, 2002, Baxter International Inc. and certain of its subsidiaries have been named as defendants, along with others, in eight lawsuits brought in U.S. federal courts on behalf of various classes of purchasers of Medicare and Medicaid eligible drugs alleged to have been injured by Baxter and other defendants as a result of pricing practices for such drugs, which are alleged to be artificially inflated. All eight of these U.S. federal court cases have been transferred to the U.S.D.C. for the District of Massachusetts for consolidated pretrial case management under Multi District Litigation rules. Claimants seek damages and declaratory and injunctive relief under various state and/or federal statutes. In addition, in January 2002, the Attorney General of Nevada filed a civil suit in the Second Judicial District Court of Washoe County, Nevada. In February 2002, the Attorney General of Montana filed a civil suit in the First Judicial District Court of Lewis and Clark County, Montana. These two lawsuits, which each name a subsidiary of Baxter International as a defendant and seek damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution, allege that prices for Medicare and Medicaid eligible drugs were artificially inflated in violation of various state laws. In October 2002, the Judicial Panel on Multi District Litigation issued an order denying plaintiffs' motions to vacate orders transferring the actions brought in Nevada and Montana to the U.S.D.C. for the District of Massachusetts for consolidated pretrial case management under the Multi District Litigation rules. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement.

As of September 30, 2002, Baxter International Inc. and certain of its subsidiaries have been served as defendants, along with others, in 71 lawsuits filed in various state and U.S. federal courts, eight of which are purported class actions, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or other attention deficit disorders as a result of exposure to vaccines for childhood diseases containing Thimerosal. In June 2002, the U.S.D.C. for the Southern District of Texas dismissed with prejudice one suit brought against Baxter and others based on the application of the National Vaccine Injury Compensation Act. Additional Thimerosal cases may be filed in the future against Baxter and other companies that marketed Thimerosal-containing products.

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of September 30, 2002, the company was named as a defendant in 416 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-1997 C.D.

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

(b)       Reports on Form 8-K

          On August 7, 2002, Baxter International Inc. filed a current report on Form 8-K under Item 9 which reported that the Chief Executive Officer and Chief Financial Officer filed with the Securities and Exchange Commission sworn statements pursuant to the SEC Order requiring the filing of the statements under Section 21(a)(1) of the Securities Exchange Act of 1934.

          On September 13, 2002, Baxter International Inc. filed a current report on Form 8-K under Item 5 attaching a press release relating to a hemodialysis treatment investigation.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BAXTER INTERNATIONAL INC.
                                    --------------------------------------------
                                               (Registrant)


Date: November 12, 2002             By:  /s/ Brian P. Anderson
                                         ---------------------------------------
                                         Brian P. Anderson
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Chief Accounting Officer)

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER ADOPTED PURSUANT TO SECTION
                     302 OF THE SARBANES-OXLEY ACT OF 2002


I, Harry M. Jansen Kraemer, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Baxter International Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 12, 2002       By: /s/ Harry M. Jansen Kraemer, Jr.
                                       ---------------------------------
                                       Harry M. Jansen Kraemer, Jr.
                                       Chairman of the Board and Chief Executive
                                       Officer

    CERTIFICATION OF CHIEF FINANCIAL OFFICER ADOPTED PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Brian P. Anderson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Baxter International Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 12, 2002               By: /s/ Brian P. Anderson
                                               -------------------------------
                                               Brian P. Anderson
                                               Senior Vice President and Chief
                                               Financial Officer
                                               (Chief Accounting Officer)

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION


Number    Description of Exhibit
------    ----------------------
3.3       Amended and Restated Bylaws dated September 24, 2002

10.10 First Amendment to Baxter International Inc. and Subsidiaries Deferred Compensation Plan

12        Computation of Ratio of Earnings to Fixed Charges

15        Letter Re Unaudited Interim Financial Information

99.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

99.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350