Form 10-K
period 2002-12-31
BAXTER INTERNATIONAL INC
filed 2003-03-12
CIK 10456

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the fiscal year ended December 31, 2002
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ________________________________ to _________________________________
                         Commission file number 1-4448

--------------------------------------------------------------------------------

                                     [LOGO]

                                     Baxter
                           Baxter International Inc.

--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                     Delaware                  36-0781620
             -------------------------  -------------------------
                  (State or Other           (I.R.S. Employer
                  Jurisdiction of          Identification No.)
                 Incorporation or
                   Organization)

                One Baxter Parkway,               60015
                Deerfield, Illinois
             -------------------------  -------------------------
               (Address of Principal           (Zip Code)
                Executive Offices)

Registrant's telephone number, including area code  847.948.2000
                                 -----------------------------------------------

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

             Preferred Stock Purchase   New York Stock Exchange,
              Rights                    Inc.
             (currently traded with     Chicago Stock Exchange,
              common stock)             Inc.
                                        Pacific Exchange, Inc.

             Corporate Units            New York Stock Exchange,
                                        Inc.

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

                      Yes  __(check mark)   No ____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                      Yes  __(check mark)   No ____

   The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), based on the per share closing sale price of $44.45 on that date and the assumption for the purpose of this computation only that all of the registrant's directors and executive officers are affiliates, was approximately $26.7 billion. There is no non-voting common equity held by non-affiliates of the registrant.

   The number of shares of the registrant's common stock, $1 par value, outstanding as of February 28, 2003, was 596,996,864.

                      Documents Incorporated By Reference

   Portions of the registrant's annual report to stockholders for fiscal year ended December 31, 2002 are incorporated by reference into Parts I, II and IV of this report. Portions of the registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on May 6, 2003 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                                               Page
                                                                                              Number
                                                                                              ------
Item 1.  Business
           (a) General Development of Business...............................................   1
           (b) Financial Information about Segments..........................................   1
           (c) Narrative Description of Business.............................................   1
           (d) Financial Information about Foreign and Domestic Operations and Export Sales..   8
           (e) Available Information.........................................................   8
Item 2.  Properties..........................................................................   9
Item 3.  Legal Proceedings...................................................................   9
Item 4.  Submission of Matters to a Vote of Security Holders.................................   14
Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters...........   15
Item 6.  Selected Financial Data.............................................................   15
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations........................................................................   15
Item 7A. Quantitative and Qualitative Disclosures about Market Risk..........................   15
Item 8.  Financial Statements and Supplementary Data.........................................   15
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure........................................................................   15
Item 10. Directors and Executive Officers of the Registrant..................................   16
           (a) Identification of Directors...................................................   16
           (b) Identification of Executive Officers..........................................   16
           (c) Compliance with Section 16(a) of the Securities Exchange Act of 1934..........   18
Item 11. Executive Compensation..............................................................   18
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters...............................................................   18
Item 13. Certain Relationships and Related Transactions......................................   18
Item 14. Controls and Procedures.............................................................   19
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................   19
           (a) Financial Statements..........................................................   19
           (b) Reports on Form 8-K...........................................................   19
           (c) Exhibits......................................................................   19

--------------------------------------------------------------------------------

   Accura, ADVATE, Althane, Aralast, Arena, Baxter, COLLEAGUE CX, EPOMAX, Extraneal, Gammagard, HomeChoice, INTERCEPT, Mesnex, NeisVac-C, Physioneal and Syntra are trademarks of Baxter International Inc. and its affiliates.

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

   Baxter engages in the worldwide development, manufacture and distribution of a diversified line of products, systems and services used primarily in the health-care field. The company manufactures products in 29 countries and sells them in over 100 countries. Health care is concerned with the preservation of health and the diagnosis, cure, mitigation and treatment of disease and body defects and deficiencies. Baxter's products are used by hospitals, clinical and medical research laboratories, blood and blood dialysis centers, rehabilitation centers, nursing homes, doctors' offices and by patients at home under physician supervision.

   For information regarding significant acquisitions, see Baxter's Annual Report to Stockholders for the year ended December 31, 2002 (Annual Report), pages 54-57, section entitled "Notes to Consolidated Financial
Statements--Acquisitions, Intangible Assets and Research & Development Costs" which is incorporated by reference.

(b) Financial Information About Segments.

   Incorporated by reference from the Annual Report, pages 71-72, section entitled "Notes to Consolidated Financial Statements--Segment Information."

(c) Narrative Description of Business.

Company Overview

   Baxter operates as a global medical products and services company with expertise in medical devices, pharmaceuticals and biotechnology to assist health-care professionals and their patients with the treatment of complex medical conditions, including hemophilia, immune disorders, infectious diseases, cancer, kidney disease, trauma and other conditions. Continuing operations are comprised of three segments: Medication Delivery, which provides a range of intravenous solutions and specialty products that are used in combination for fluid replenishment, nutrition therapy, pain management, antibiotic therapy and chemotherapy; BioScience, which develops biopharmaceuticals, biosurgery products, vaccines and blood collection, processing and storage products and technologies for transfusion therapies; and Renal, which develops products and provides services to treat end-stage kidney disease. Unless otherwise indicated, each of the factors discussed in Part I do not materially differ in their impact across each of the three segments.

   Information about operating results is incorporated by reference from Annual Report pages 25-41, section entitled "Management's Discussion and Analysis" and pages 71-72, section entitled "Notes to Consolidated Financial
Statements--Segment Information."

 Medication Delivery

   Business Description. Baxter develops and manufactures a wide range of products focused on delivering critical fluids and drugs to patients. These include basic intravenous (IV) solutions as well as higher-margin specialty products made up of pharmaceuticals and delivery devices. The pharmaceutical portfolio includes premixed drugs, critical care generics, anesthetic agents, nutrition and oncology products. These products work in combination with the delivery devices, such as drug-reconstitution systems and infusion pumps, to provide fluid replenishment, general anesthesia, nutrition therapy, pain management, antibiotic therapy, chemotherapy and other therapies. Baxter also is a pioneer in forming alliances with traditional pharmaceutical companies to formulate and package their drugs for delivery, providing more than 50 different compounds in ready-to-use or ready-to-mix formulations.

   Growth Strategy. This business expects continued growth through geographic expansion of specialty products, building on its strong base in IV solutions; reducing manufacturing costs to improve profitability; entering new market segments; and launching new products through internal development, acquisitions and alliances. In 2002, Baxter introduced bar-code technology and an advanced, computerized patient-care system that will link with its COLLEAGUE CX infusion pump to provide a comprehensive, integrated approach to the safe delivery of medications in hospitals, and introduced Mesnex Tablets, an oral form of its leading chemoprotectant drug Mesnex. Acquisitions included ESI Lederle, a leading manufacturer and distributor of injectable drugs, and AUTROS Healthcare Solutions, a developer of information technologies that enhance the safety of medication delivery.

   Product Development. Baxter continues to develop new products that promote efficiency, ease-of-use and enhanced patient safety, and technologies that enable its pharmaceutical partners to develop drugs with challenging formulation or delivery needs. The company added controlled-release protein and pulmonary-delivery formulation technologies with the acquisition of Epic Therapeutics in 2002, increasing its portfolio of injectable formulation technologies for poorly soluble drugs. Other delivery presentations include prefilled syringes for intramuscular and subcutaneous injections, and ready-to-mix reconstitution, vial filling and lyophilization technologies. Baxter continually seeks to improve its plastics technology for IV containers and sets to provide customers with a range of options, including non-polyvinyl chloride, to best address the complexity of drug compatibility requirements.

 BioScience

   Business Description. Baxter is a leading producer of plasma-based and recombinant clotting factor for hemophilia, and other biopharmaceuticals to treat immune deficiencies and other blood-related disorders. The company also develops and manufactures vaccines for the prevention of a variety of diseases, biosurgery products used in hemostasis and wound-sealing in surgery, and manual and automated blood-collection, processing and storage systems for transfusion therapies. Baxter's longstanding leadership in this business is based on a number of competitive advantages that distinguish the company from its competitors. These include continued innovation of differentiated products and services; cutting-edge technology platforms; global presence and infrastructure; strong customer relationships; reliability and consistency of supply; and an excellent track record in the safety and efficacy of its products.

   Growth Strategy. This business is focused on increasing production to meet current and future demand for its plasma-based and recombinant therapeutic products and vaccines, and on continuing to enhance production and safety in the blood supply through automation, leukoreduction and pathogen inactivation. The business also is focused on entering new markets for its therapeutic products outside the United States and Europe, where patients have been underserved, and on pursuing acquisitions and alliances to bring new technologies to market. In 2002, Baxter announced an agreement to acquire Alpha Therapeutic Corporation's Aralast, its plasma-derived Alpha-1 Antitrypsin product, recently approved by the Food and Drug Administration (FDA) for treatment of hereditary emphysema, and completed its acquisition of Fusion Medical Technologies, which broadens the capabilities of the company in hemostasis and tissue sealing.

   Product Development. In 2002, Baxter received approval for its tick-borne encephalitis vaccine in Germany; additional approvals for its NeisVac-C vaccine for meningitis C in Europe and several other countries; approval in Europe for the INTERCEPT Blood System for platelets, a pathogen-inactivation technology for transfusable blood components; and clearance in the United States for its ALYX Component Collection System. The company also filed for approval in the United States, Canada and Europe for ADVATE, its next-generation recombinant Factor VIII for the treatment of hemophilia A; began phase III clinical trials in the United States and Europe on a new liquid immune globulin product for people with immune deficiencies; and began the regulatory submission process for the INTERCEPT Blood System for platelets in the United States.

 Renal

   Business Description. Baxter is a leading provider of dialysis-related products and services designed to assist patients with kidney disease throughout the continuum of their care. The company is the world's leading manufacturer of products for peritoneal dialysis (PD), a self-administered home-based therapy that Baxter helped pioneer in the early 1970s. PD offers a number of lifestyle advantages over the more conventional hemodialysis (HD) therapy, which generally requires patients to visit a hospital or clinic several times each week to receive their therapy. Baxter's PD products include solutions, container systems and automated cyclers. Baxter also has a comprehensive portfolio of HD products, including HD machines and dialyzers, and instruments for acute kidney care. Renal is Baxter's most global business, with more than 70 percent of its sales outside the United States.

   Growth Strategy. Increasing PD usage remains the top priority for the Renal business. Baxter continues to introduce new products to improve PD therapy, and to support and communicate new research on the benefits of PD. Baxter also is growing its presence in renal care by providing pharmaceuticals for renal-related conditions. In addition, the company expects to strengthen its HD business through the introduction of new products, including Accura, a new system approved by the FDA in 2002 for delivering continuous renal replacement therapy (CRRT) to acute patients, the fastest-growing segment of the HD market. Also in 2002, Baxter announced plans to divest most of its renal services businesses, including U.S.-based RMS Disease Management and RMS Lifeline, as well as most of its Renal Therapy Services dialysis centers, which are located outside the United States.

   Product Development. Baxter continues to develop new PD solutions for special patient needs. In 2002, Baxter received approval from the FDA for Extraneal (icodextrin) PD solution. Extraneal offers the potential for increased fluid removal from the bloodstream during dialysis. Also in 2002, Baxter launched its HomeChoice Pediatric System for PD patients who require low fluid volume, and filed for European Union approval for Physioneal 35 PD solution, which helps reduce pain on infusion in some patients. The company is introducing its erythropoieten drug for treatment of anemia, called EPOMAX, in Latin America and Asia, and is beginning the clinical trials to support the registration of the drug in Western Europe and Japan. In 2003, the company expects to launch Extraneal in the U.S. and Japan; and Arena, an advanced HD machine, and Syntra Plus, a new synthetic dialyzer, in several countries.


   Information regarding the net sales contributed by the company's principal products is incorporated by reference from the Annual Report, pages 71-72, section entitled "Notes to Consolidated Financial Statements--Segment Information."

United States Markets

   The health-care marketplace continues to be highly competitive. There has been consolidation in the company's customer base, and by its competitors, which has resulted in pricing and market share pressures. These industry trends are expected to continue. The company intends to continue to manage these issues by capitalizing on its market-leading positions, developing innovative products and services, investing in human resources, upgrading and expanding facilities, leveraging its cost structure, making acquisitions and entering alliances.

International Markets

   Baxter generates approximately 50 percent of its revenues outside the United States. While health-care cost containment continues to be a focus around the world, demand for health-care products and services continues to be strong worldwide, particularly in developing markets. The company's strategies emphasize global expansion and technological innovation to advance medical care worldwide.

Joint Ventures and Affiliations

   In March 2000, Baxter partnered with other experienced companies in the health-care industry to form the Global Healthcare Exchange (GHX). GHX provides business-to-business procurement for the health-care industry. Utilizing Internet-based technology, GHX integrates hospitals and suppliers, in an attempt to improve efficiencies and add value throughout the supply chain. In December 2002, GHX and Medibuy, Inc. combined their operations into a single, comprehensive Internet-based exchange operating under the Global Healthcare Exchange name. Since Baxter does not exercise significant influence over GHX, Baxter's investment in GHX is accounted for on a cost basis in accordance with generally accepted accounting principles.

   Baxter also owns minority positions in certain publicly-traded companies, including Cerus Corporation, with which it is jointly developing a pathogen inactivation system for platelets, plasma and red blood cells for transfusion, and Acambis, a British vaccine developer with which Baxter is producing a smallpox vaccine for the U.S. government.

Methods of Distribution

   Baxter conducts its selling efforts through its subsidiaries and divisions, many of which have their own sales forces and direct their own sales efforts. In addition, sales are made to and through independent distributors and drug wholesalers acting as sales agents. In the United States, Cardinal Health warehouses and ships a significant portion of the company's products through its distribution centers. These centers are generally stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct-mail campaigns, trade publications and advertising. Customers may return defective merchandise for credit or replacement. In recent years, such returns have been immaterial.

   International sales are made and products are distributed on a direct basis or through independent local distributors in over 100 countries. International subsidiaries employ their own field sales forces in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, the Czech Republic, Denmark, Ecuador, Finland, France, Germany, Greece, Guatemala, Hungary, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Panama, Peru, the Philippines, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom and Venezuela. In other countries, sales are made through independent distributors or sales agents.

Raw Materials

   Raw materials essential to the company's business are purchased worldwide in the ordinary course of business from numerous suppliers. Although the vast majority of these materials are generally available, the company has experienced occasional shortages in supply of source plasma and of bulk recombinant factor VIII, used by Baxter in its BioScience business. In addition, certain raw materials used in producing some of the company's products are available only from a small number of suppliers. Baxter works closely with these suppliers to assure continuity of supply while maintaining high quality and reliability. The company also continues to develop new sources of supply.

   In some of these situations, the company has long-term supply contracts with its suppliers. Baxter does not always recover cost increases through customer pricing due to contractual limits and market pressure on such price increases. See "Contractual Arrangements."

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

Competition

   The changing health-care environment in recent years has led to increasingly intense competition among United States, European and Japanese health-care companies. Although no single company competes with Baxter in all of its businesses, Baxter faces substantial competition in each of its segments, generally from global and domestic health-care and pharmaceutical companies of all sizes. Competition is focused on price, cost-effectiveness, service, product performance, and technological innovation. Pressure in these areas is expected to continue.

   Baxter's Medication Delivery, BioScience and Renal businesses enjoy leading positions based on a number of competitive advantages. The Medication Delivery business benefits from the breadth and depth of its product offering, as well as strong relationships with customers, including customer purchasing groups and pharmaceutical companies. The BioScience business benefits from a number of competitive advantages, such as continued innovation of products and services, its strong customer relationships, and reliable and consistent supply of its products. Baxter's Renal business capitalizes on its position as the world's leading manufacturer of PD products, as well as its strong relationships with customers and patients, including the many patients who self-administer the home-based therapy supplied directly by Baxter.

   The company believes that it benefits from technological advantages of many of its products. For example, certain vaccines and recombinant therapeutic proteins, including the influenza vaccine and Baxter's next generation recombinant Factor VIII for the treatment of hemophilia, are produced without the addition of human or animal protein in the cell-culture process, purification or final therapeutic product. In addition, Baxter has introduced bar coding technology and advanced automation that will link intravenous containers and pumps to provide a comprehensive and integrated approach to the safe delivery of medication in hospitals. Baxter's nanoedge and microsphere technology platforms permit the formulation and administration of protein therapeutics as well as insoluble small molecule drugs.

   Baxter's competitors, large and small, will continue to introduce competitive products. However, the company believes that its research and development efforts will permit it to remain competitive in all three business segments. Baxter believes that its cost position will continue to benefit from improvements in manufacturing technology and increased economies of scale. The company continues to focus on proper prioritization and execution of research and development projects in order to develop new and improved products, leveraging its cost structure, meeting price competition, investing in human resources, upgrading and expanding manufacturing facilities, and making selected acquisitions.

Credit and Working Capital Practices

   As of March 1, 2003, Baxter's debt ratings on senior debt were A3 by Moody's, A by Standard & Poor's and A by Fitch. The company's credit practices and related working capital needs are comparable to those of other market participants. Collection periods tend to be longer for sales outside the United States.

Quality Management

   Baxter places significant emphasis on providing quality products and services to its customers. Quality management plays an essential role in determining and meeting customer requirements, preventing defects and improving the company's products and services. Baxter has implemented a network of quality systems throughout the company's business units and facilities which relate to the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of the company's products. These quality systems involve control procedures that result in rigid specifications. Baxter's quality systems also include assessments of Baxter's suppliers of raw materials, components and finished goods, and quality management reviews designed to inform management of key issues that may affect the quality of products and services, to assess the effectiveness of Baxter's quality systems and to identify areas for improvement.

   Technically trained professionals throughout the company develop and implement Baxter's quality systems. Baxter's Quality Institute provides training to Baxter's employees aimed at reinforcing Baxter's commitment to quality and promoting continuous improvement of products and services. In addition, the company has a Six Sigma Quality process to train all appropriate individuals in statistical process control and related subjects.

   Baxter's quality systems are designed to ensure that effective corrective and preventive actions are taken in response to quality issues that arise with respect to the company's products and services. From time to time, the company takes corrective actions when it determines that products manufactured or marketed by the company do not meet company specifications, published standards such as those issued by the International Standards Organization (ISO), or regulatory requirements. When a quality issue is identified, depending upon the circumstances, the corrective action may take the form of a withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling, and/or other actions.

Research and Development

   Baxter is actively engaged in research and development programs to develop innovative products, systems and manufacturing methods. These activities are performed at research and development centers located around the world and include facilities in Australia, Austria, Belgium, Canada, France, Germany, Italy, Japan, Malta, Sweden, the United States and Venezuela. Expenditures for Baxter-sponsored research and development activities relating to continuing operations were $501 million in 2002, $426 million in 2001 and $378 million in 2000.

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

Government Regulation

   The operations of Baxter and many of the products manufactured or sold by the company are subject to regulation by numerous governmental agencies, both within and outside the United States. In the United States, the federal agencies that regulate the company's facilities, operations, employees, products (their manufacture, sale, import and export) and services include: the FDA, the Drug Enforcement Agency, the Environmental Protection Agency, the Occupational Health & Safety Administration, the Department of Agriculture, the Department of Labor, the Department of Defense, the Customs Service, the Department of Commerce, the Treasury Department and others. Because Baxter supplies products and services to health-care providers that are reimbursed by Medicare, its activities are also subject to regulation by the Center for Medicare/Medicaid Services and enforcement by the Office of the Inspector General within the Department of Health and Human Services. State agencies also regulate the facilities, operations, employees, products and services of the company within their respective states. Government agencies outside the United States also regulate public health, product registration, manufacturing, environmental conditions, labor, exports, imports and other aspects of the company's global operations.

   With regard to the company's facilities and products, various governmental agencies, including the FDA, regulate manufacturing, labeling, promotion and advertising. In addition, the agencies have the authority to halt the distribution of medical products, detain or seize adulterated or misbranded medical products, or order the company to take other steps to correct issues surrounding the products. The agencies may also require notification of health professionals and others with regard to medical products that present risks of substantial harm to public health. From time to time, the company has removed products from the market that were found not to meet acceptable standards.

   Environmental policies of the company mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection. Various non-material capital expenditures for environmental protection were made by Baxter during 2002 and similar expenditures are planned for 2003. See
Item 3.--"Legal Proceedings."

Employees

   As of December 31, 2002, Baxter employed approximately 54,600 people.

Contractual Arrangements

   A substantial portion of the company's products are sold through contracts with customers, both within and outside the United States. Many of these contracts have terms of more than one year and limits on price increases. In the case of hospitals, clinical laboratories and other facilities, these contracts may specify minimum quantities of a particular product or categories of products to be purchased by the customer. In keeping with the increased emphasis on cost-effectiveness in health-care delivery, the current trend among hospitals and other customers of medical products manufacturers is to consolidate into purchasing groups to enhance purchasing power. The medical products industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger, more complex and tend to involve more long-term contracts than in the past. The enhanced purchasing power of these customers increases the pressure on product pricing.

   Sales by various Baxter businesses to members of a hospital buying group, Premier Purchasing Partners L.P., pursuant to various contracts with Premier represented approximately 8.9%, 10.1% and 10.0% of the company's consolidated net sales from continuing operations in 2002, 2001 and 2000, respectively. The company has a number of contracts with Premier that expire on various dates in 2003 and 2004. Sales to members of Premier could be impacted if any of the company's contracts with Premier are not renewed in part or in their entirety. However, Baxter's contracts with Premier are independently negotiated, members of the Premier group are free to purchase from the suppliers of their choice, and a loss of any contract would not necessarily mean the loss of all sales under that contract to all members of the group.

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

   Many factors could affect the company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include, but are not limited to, interest rates; technological advances in the medical field; economic conditions; demand and market acceptance risks for new and existing products, technologies and health-care services; the impact of competitive products and pricing; manufacturing capacity; availability of acceptable raw materials and component supply; new plant start-ups; global regulatory, trade and tax policies; regulatory, legal or other developments relating to the company's Series A, AF and AX dialyzers; the ability to obtain adequate insurance coverage at reasonable cost; continued price competition; product development risks, including technological difficulties; ability to enforce patents; patents of third parties preventing or restricting the company's manufacture, sale or use of affected products or technology; actions of regulatory bodies and other government authorities; reimbursement policies of government agencies and private payers; commercialization factors; results of product testing; unexpected quality or safety concerns, whether or not justified, leading to product launch delays, recalls, withdrawals, or declining sales; and other factors described elsewhere in this report or in the company's other filings with the Securities and Exchange Commission. Additionally, as discussed in Item 3.--"Legal Proceedings," upon the resolution of certain legal matters, the company may incur charges in excess of presently established reserves. Any such charge could have a material adverse effect on the company's results of operations or cash flows in the period in which it is recorded.

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

(d)  Financial Information About Foreign and Domestic Operations.

   International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action.

   Financial information is incorporated by reference from the Annual Report, pages 71-72, section entitled "Notes to Consolidated Financial
Statements--Segment Information."

(e)  Available Information.

   Baxter makes available free of charge on its website at www.baxter.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission.

   In addition, Baxter's Corporate Governance Guidelines, Global Business Practice Standards, and the written charters for the committees of Baxter's Board of Directors are available on Baxter's website at www.baxter.com under Corporate Governance and in print upon request by writing to Baxter International Inc., Corporate Secretary, One Baxter Parkway, Deerfield, Illinois 60015.

--------------------------------------------------------------------------------

Item 2.  Properties.

   Baxter owns or has long-term leases on substantially all of its major manufacturing facilities. With respect to its continuing operations, the company maintains 38 manufacturing facilities in the United States and its territories, including five in Puerto Rico. The company also manufactures in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, France, Germany, India, Ireland, Italy, Japan, Malta, Mexico, New Zealand, the Philippines, Poland, Singapore, Spain, Switzerland, Tunisia, Turkey and the United Kingdom. While the majority of these facilities are shared by more than one of the company's business segments, seventeen domestic facilities and twenty-one international facilities exclusively manufacture for the Medication Delivery operations; thirteen domestic and twenty-two international facilities exclusively manufacture for BioScience operations; and the Renal business is the exclusive operator of five domestic and six international facilities. The company also owns or operates shared distribution facilities throughout the world, including fifteen in the United States and Puerto Rico and 120 located in 34 foreign countries.

   The company maintains a continuous improvement program for its properties, including the retirement or improvement of older facilities and the construction of new facilities. This program includes improvement of manufacturing facilities to enable production and quality control programs to conform to the current state of technology and government regulations. Capital expenditures relating to continuing operations were $734 million in 2002, $641 million in 2001 and $524 million in 2000. Additions to the pool of equipment placed with or leased to customers relating to continuing operations were $114 million in 2002, $118 million in 2001 and $101 million in 2000.

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

Mammary Implant Litigation

   Baxter International, together with certain of its subsidiaries, is currently a defendant in various courts in a number of lawsuits brought by individuals, all seeking damages for injuries of various types allegedly caused by silicone mammary implants previously manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by Baxter in 1985, divested its Heyer-Schulte division in 1984. It is not known how many of these claims and lawsuits involve products manufactured and sold by Heyer-Schulte, as opposed to other manufacturers.

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

   As of December 31, 2002, Baxter International, together with certain of its subsidiaries, was named as a defendant or co-defendant in 129 lawsuits and three claims relating to mammary implants, brought by approximately 285 plaintiffs, of which 238 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, ten currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately nine of the pending lawsuits against the company. Additionally, 153 plaintiffs have opted out of the Revised Settlement (representing approximately 88 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of December 31, 2002, 88 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during 2002, Baxter obtained dismissals, or agreements for dismissals, with respect to 243 plaintiffs.

   In addition to the individual suits against the company, a class action on behalf of all women with silicone mammary implants was filed on March 23, 1994 and is pending in the United States District Court (U.S.D.C.) for the Northern District of Alabama involving most manufacturers of such implants, including Baxter, as successor to AHSC (Lindsey, et al., v. Dow Corning, et al., U.S.D.C., N. Dist. Ala., CV 94-P-11558-S). The class action was certified for settlement purposes only by the court on September 1, 1994, and the settlement terms were subsequently revised and approved on December 22, 1995 (the Revised Settlement). The monetary provisions of the Revised Settlement provide compensation for all present and future plaintiffs and claimants through a series of specific funds and a disease-compensation program involving certain specified medical conditions. All appeals directly challenging the Revised Settlement have been dismissed. Baxter, Bristol-Myers Squibb Company, Minnesota Mining and Manufacturing Company, Union Carbide Corporation and McGhan Medical Corporation are parties to the Revised Settlement.

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

   Baxter believes that a substantial portion of its liability and defense costs for mammary implant litigation will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. The company has entered into "coverage-in-place" agreements with almost all of its insurers, each of which issued or subscribed to policies of insurance between 1974 and 1985. These agreements resolve the signatory insurers' coverage defenses and specify rules and procedures for allocation and payment of defense and indemnity costs pursuant to which signatory insurers will reimburse Baxter for mammary implant losses. Five of the company's claims-made insurers, which issued policies subsequent to 1985, have agreed to pay under their policies with respect to mammary implant claims. The combined total of the amount thus far paid by insurers, committed for payment, and projected by Baxter to be paid by insurers under these agreements is in excess of $900 million, based on the company's current estimate of mammary implant expenditures.

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

   As of December 31, 2002, Baxter was named in 27 lawsuits and 85 claims in the United States, Ireland, Italy, Japan, France and Taiwan. All U.S. federal court factor concentrate cases were transferred to the U.S.D.C. for the Northern District of Illinois for case management under Multi District Litigation (MDL) rules (MDL Docket No. MDL-986), and were remanded in 2000 to the courts in which they were filed.

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

   Baxter and the other defendants have reached agreements to settle potential subrogation and reimbursement claims with most private insurers, the federal government and all 50 states, the District of Columbia and Puerto Rico. As of December 31, 2002, approximately 6,241 claimant groups had been found eligible to participate in the settlement. Approximately 6,238 of the claimant groups had received payments as of December 31, 2002.

   In Japan, Baxter is a defendant, along with the Japanese government and other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of December 31, 2002, the cases involved 1,359 plaintiffs, of whom 1,347 have settled their claims. Based upon the Osaka and Tokyo courts' recommendations, the parties have agreed to a settlement of all pending and future factor concentrate cases. In general, the settlement provides for payment of an up-front, lump-sum amount of approximately $360,000 per plaintiff to be funded 40 percent by the Japanese government and 60 percent by the corporate defendants. The share of the settlement to be paid by each corporate defendant was determined based upon its market share, resulting in a contribution by Baxter of 15.36 percent. The portion of the settlement to be funded by the corporate defendants will include credits for certain prior payments made by the corporate defendants under a separate Japanese government-administered program, which pays monthly amounts to HIV-positive and AIDS-manifested people with hemophilia and their survivors. Additionally, monthly payments will be made to each plaintiff according to a set schedule.

   In addition, Immuno International AG (Immuno), acquired by Baxter in 1996, has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by factor concentrates containing the HIV virus. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. Pursuant to the stock purchase agreement between the company and Immuno, as revised in April 1999, approximately 26 million Swiss Francs of the purchase price is being withheld to cover these contingent liabilities.

   Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company's Gammagard IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard IVIG. As of December 31, 2002, Baxter was a defendant in thirteen lawsuits and 24 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. One class action in the United States has been certified. All U.S. federal court Gammagard IVIG cases have been transferred to the U.S.D.C. for the Central District of California for case management under MDL rules. On February 21, 1996, the court certified a nationwide class of persons who had infused Gammagard IVIG (Geary, et al., v. Baxter Healthcare Corporation, U.S.D.C., C.D., CA, ML-95-160-R). In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used Gammagard IVIG between January 1993 and February 1994.

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

Other

   In August 2002, six purported class action lawsuits were filed in the U.S.D.C. for the Northern District of Illinois naming Baxter and its Chief Executive Officer and Chief Financial Officer as defendants. These lawsuits, which have been consolidated and seek recovery of unspecified damages, allege that the defendants violated the federal securities laws by making misleading statements that allegedly caused Baxter common stock to trade at inflated levels. In December 2002, plaintiffs filed their consolidated amended class action complaint which named nine additional Baxter officers as defendants. On January 24, 2003 all defendants moved for dismissal of the consolidated amended complaint. In October 2002, Baxter and members of its Board of Directors were named as defendants in a lawsuit filed in the U.S.D.C. for the Northern District of Illinois by an alleged participant in the Baxter Incentive Investment Plan (Plan), purportedly on behalf of the Plan and a class of Plan participants who purchased shares of Baxter common stock. This lawsuit sets forth claims for unspecified damages under the Employee Retirement Income Security Act of 1974, as amended, and is based on allegations similar to those made in the securities lawsuits described above. This action has been consolidated with the other actions described above. The Company believes that all of these lawsuits are without merit and intends to defend itself vigorously against these claims.

   As of December 31, 2002, Baxter International and certain of its subsidiaries were defendants in six civil lawsuits seeking damages on behalf of persons who allegedly died or were injured as a result of exposure to Baxter's Althane series dialyzers. The company has reached settlements with a number of the families of patients who died in Spain, Croatia and the United States after undergoing hemodialysis on Baxter Althane series dialyzers. The U.S. Government is investigating the matter and Baxter has received a subpoena to provide documents. A government criminal investigation concerning the patient deaths is pending in Spain. The Croatian government has closed its criminal investigation without initiating any criminal action against the Company. Other lawsuits and claims may be filed in the United States and elsewhere.

   As of December 31, 2002, Baxter International and certain of its subsidiaries have been named as defendants, along with others, in nine lawsuits brought in U.S. federal courts on behalf of various classes of purchasers of Medicare and Medicaid eligible drugs alleged to have been injured by Baxter and other defendants as a result of pricing practices for such drugs, which are alleged to be artificially inflated. All nine of these U.S. federal court cases have been transferred to the U.S.D.C. for the District of Massachusetts for consolidated pretrial case management under Multi District Litigation rules. Claimants seek damages and declaratory and injunctive relief under various state and/or federal statutes. In addition, in January 2002, the Attorney General of Nevada filed a civil suit in the Second Judicial District Court of Washoe County, Nevada. In February 2002, the Attorney General of Montana filed a civil suit in the First Judicial District Court of Lewis and Clark County, Montana. These two lawsuits, which each name a subsidiary of Baxter International as a defendant and seek damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution, allege that prices for Medicare and Medicaid eligible drugs were artificially inflated in violation of various state laws. In October 2002, the Judicial Panel on Multi District Litigation issued an order denying plaintiffs' motions to vacate orders transferring the actions brought in Nevada and Montana to the U.S.D.C. for the District of Massachusetts for consolidated pretrial case management under the Multi District Litigation rules. In December 2002, Baxter International and a subsidiary were named along with others in a lawsuit filed in the Superior Court of Maricopa County, Arizona, on behalf of a class of individuals and entities alleged to have been injured as the result of artificially inflated prices of prescription drugs. The complaint seeks civil damages, injunctive relief and costs. In January 2003, a subsidiary of Baxter International was named along with others in a lawsuit filed in the Circuit Court of Tennessee for the 30/th/ Judicial District on behalf of a class of individuals alleged to have been injured as the result of artificially inflated prices of prescription drugs. The complaint seeks treble damages, attorneys' fees, interest and restitution of alleged losses. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement.

   As of December 31, 2002, Baxter International and certain of its subsidiaries have been served as defendants, along with others, in 85 lawsuits filed in various state and U.S. federal courts, eight of which are purported class actions, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or other attention deficit disorders as a result of exposure to vaccines for childhood diseases containing Thimerosal. In the fourth quarter of 2002, the U.S.D.C. for the Southern District of Mississippi dismissed with prejudice three suits and the U.S.D.C. for the Southern District of New York dismissed with prejudice one suit brought against Baxter and others based on the application of the National Vaccine Injury Compensation Act. Additional Thimerosal cases may be filed in the future against Baxter and other companies that marketed Thimerosal-containing products.

   As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of December 31, 2002, the company was named as a defendant in 338 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-1997 C.D. On February 26, 1997, all federal cases involving latex gloves were ordered to be transferred to the U.S.D.C. for the Eastern District of Pennsylvania for case management under the MDL rules (MDL Docket No. 1148).

   Baxter has been named a potentially responsible party (PRP) for environmental clean-up costs at a number of hazardous-waste sites. Under the United States Superfund statute and many state laws, generators of hazardous waste that is sent to a disposal or recycling site are liable for clean-up of the site if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Allegiance has assumed responsibility for all but eight of these sites. The estimated exposure for Baxter's eight sites is approximately $2.3 million, which has been accrued (and not discounted) in the company's financial statements.

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

--------------------------------------------------------------------------------

                                    PART II

--------------------------------------------------------------------------------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

   Incorporated by reference from the Annual Report, page 73, section entitled "Notes to Consolidated Financial Statements--Quarterly Financial Results and Market for the Company's Stock (Unaudited)."

--------------------------------------------------------------------------------

Item 6.  Selected Financial Data.

   Incorporated by reference from the Annual Report, page 76, section entitled "Five-Year Summary of Selected Financial Data."

--------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Incorporated by reference from the Annual Report, pages 25-41, section entitled "Management's Discussion and Analysis."

--------------------------------------------------------------------------------

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   Incorporated by reference from the Annual Report, pages 39-40, section entitled "Financial Instrument Market Risk."

--------------------------------------------------------------------------------

Item 8.  Financial Statements and Supplementary Data.

   Incorporated by reference from the Annual Report, pages 43-73, sections entitled "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity and Comprehensive Income" and "Notes to Consolidated Financial Statements."

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

--------------------------------------------------------------------------------

                                   PART III

--------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant.

(a) Identification of Directors

   Incorporated by reference from Baxter's proxy statement for use in connection with its annual meeting of stockholders to be held on May 6, 2003 (Proxy Statement), page 4, section entitled "Election of Directors--Proposal 1 on the Proxy Card," and pages 12-14, section entitled "Board of Directors--Director Biographies."

(b) Identification of Executive Officers

   Following are the names and ages, as of March 12, 2003, of the executive officers of Baxter International, and one or both of its two principal operating subsidiaries, Baxter Healthcare Corporation and Baxter World Trade Corporation, their positions and summaries of their backgrounds and business experience. All executive officers of Baxter International are elected or appointed by the board of directors and hold office until the next annual meeting of directors and until their respective successors are elected and qualified. The annual meeting of directors is held on the date of the annual meeting of stockholders. All executive officers of Baxter Healthcare Corporation and Baxter World Trade Corporation are elected or appointed by the boards of directors of the applicable subsidiary and hold office until their respective successors are elected and qualified. As permitted by applicable law, actions by these boards (and their sole stockholder, Baxter International) may be taken by written consent in lieu of a meeting.

(1) Baxter International Inc. Executive Officers

   Harry M. Jansen Kraemer, Jr., age 48, has been a director of Baxter International since 1995 and chairman of the board since January 1, 2000. Mr. Kraemer has been president of Baxter International since 1997 and chief executive officer since January 1, 1999. From 1993 to 1997, he served as senior vice president and chief financial officer of Baxter International. Mr. Kraemer also serves as a director of Science Applications International Corporation.

   Brian P. Anderson, age 52, is senior vice president and chief financial officer of Baxter International, having served in those capacities since February 1998. Mr. Anderson is responsible for tax, treasury, finance, supply chain, information technology, and purchasing and supplier management.

   J. Robert Hurley, age 53, is a corporate vice president, integration and alliance management, of Baxter International. Prior to that from 1993 to 2000, he was a corporate vice president of Baxter World Trade Corporation and president--Japan.

   Neville J. Jeharajah, age 50, is a corporate vice president, investor relations and financial planning, of Baxter International, having served in that capacity since February 2001. Prior to that since 1982, Mr. Jeharajah held various finance positions with the company, the most recent of which was vice president, investor relations and financial planning.

   Karen J. May, age 44, is a corporate vice president, human resources, of Baxter International, having served in that capacity since February 2001. Prior to her current appointment she was vice president, human resources from 2000 until 2001, vice president, global planning and staffing from 1998 to 2000, and vice president, international finance from 1997 to 1998.

   Steven J. Meyer, age 46, is treasurer of Baxter International, having served in that capacity since February 1997.

   John C. Moon, age 44, is corporate vice president and chief information officer of Baxter International, having served as a corporate vice president since November 2002 and chief information officer since May 2000. Prior to that he served as vice president, information technology of Baxter's Renal business from September 1996 to May 2000.

   John L. Quick, age 58, is a corporate vice president, quality/regulatory, of Baxter International, having served in that capacity since 1996.

   Jan Stern Reed, age 43, is corporate secretary and associate general counsel of Baxter International, having served in those capacities since February 1998.

   Norbert G. Riedel, age 45, is a corporate vice president and chief scientific officer of Baxter International, having served in those capacities since May 2001. From 1998 to 2001 he served as president of the recombinant business unit of the BioScience division of Baxter Healthcare Corporation. Prior to joining Baxter in 1998 he was head of worldwide biotechnology and worldwide core research functions at Hoechst Marion Roussel.

   Thomas J. Sabatino, Jr., age 44, is a senior vice president and general counsel of Baxter International, having served as a senior vice president since May 2001 and as general counsel since December 1997. Mr. Sabatino is responsible for law, government affairs, business practices, environmental health and safety, business development and technology outlicensing. He was a corporate vice president from December 1997 to May 2001.

   Michael J. Tucker, age 50, is a senior vice president of Baxter International, having served in that capacity since since September 1995. Mr. Tucker is responsible for human resources, communications, Europe operations, corporate strategy, and integration and alliance management.

(2) Baxter Healthcare Corporation and Baxter World Trade Corporation Executive Officers

   Eric A. Beard, age 51, is a corporate vice president of Baxter World Trade Corporation and president--Baxter Europe, Africa and Middle East, having served in those capacities since October 1998. Prior to that, Mr. Beard was president of a division of a subsidiary of Baxter World Trade Corporation.

   Carlos del Salto, age 60, is a senior vice president of Baxter World Trade Corporation and president--Intercontinental/Asia, having served in that capacity since 1996.

   David F. Drohan, age 64, is a senior vice president of Baxter Healthcare Corporation and president--Medication Delivery, having served as a senior vice president since May 2001 and as president-Medication Delivery since 1996. He was a corporate vice president from 1996 to May 2001.

   James M. Gatling, age 53, is a corporate vice president, global manufacturing operations, of Baxter Healthcare Corporation, having served in that capacity since December 1996.

   Thomas H. Glanzmann, age 44, is a senior vice president of Baxter World Trade Corporation and Baxter Healthcare Corporation, and president--BioScience. He has served as a senior vice president since May 2001 and was a corporate vice president from October 1998 to May 2001. Prior to that, Mr. Glanzmann was president of a division of a subsidiary of Baxter World Trade Corporation.

   Alan L. Heller, age 49, is a senior vice president of Baxter Healthcare Corporation and Baxter World Trade Corporation, and president--Renal, having served as a senior vice president since May 2001 and as president--
Renal since he joined the Company in October 2000. He was a group vice president from October 2000 to May 2001. Prior to that, Mr. Heller was co-president and chief operating officer of G.D. Searle & Co.

   David C. McKee, age 56, is a corporate vice president and deputy general counsel of Baxter Healthcare Corporation and Baxter World Trade Corporation, having served as corporate vice president since 1997 and

1996, respectively, and as deputy general counsel of both entities since 1996. Mr. McKee has held various positions with Baxter International, including corporate vice president from 1997 to 1999 and deputy general counsel from 1996 to 1999.

   Gregory P. Young, age 49, is a corporate vice president of Baxter Healthcare Corporation and president of the Transfusion Therapies division. He has served as a corporate vice president since February 2001 and as president of the Transfusion Therapies division since 1999. Prior to that from 1985 to 1999, Mr. Young served in roles of increasing responsibility within the Medication Delivery division of Baxter Healthcare Corporation.

(c) Compliance with Section 16(a) of the Securities Exchange Act of 1934.

   Incorporated by reference from the Proxy Statement, page 35, section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

--------------------------------------------------------------------------------

Item 11.  Executive Compensation.

   Incorporated by reference from the Proxy Statement, page 21, section entitled "Board of Directors-Compensation of Directors" and pages 27-32, section entitled "Executive Compensation."

--------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

   Incorporated by reference from the Proxy Statement, pages 33-34, section entitled "Ownership of Baxter Stock" and pages 36-39, section entitled "Equity Compensation Plan Information."

--------------------------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions.

   None.

--------------------------------------------------------------------------------
                                    PART IV

--------------------------------------------------------------------------------

Item 14.  Controls and Procedures.

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

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   The following documents are filed as a part of this report:

(a) Financial Statements                                             Location

   Financial Statements Required By Item 8 of This Form
       Consolidated Balance Sheets                                   Annual Report, page 44
       Consolidated Statements of Income                             Annual Report, page 45
       Consolidated Statements of Cash Flows                         Annual Report, page 46
       Consolidated Statements of Stockholders' Equity and
         Comprehensive Income                                        Annual Report, page 47
       Notes to Consolidated Financial Statements                    Annual Report, pages 48-73
       Report of Independent Accountants                             Annual Report, page 43

       Schedules Required By Article 12 of Regulation S-X

       Report of Independent Accountants on Financial Statement
         Schedule                                                    page 20

       Schedule II--Valuation and Qualifying Accounts                page 21

   All other schedules have been omitted because they are not applicable or not required.

(b) Reports on Form 8-K

      On December 4, 2002, Baxter International filed a current report on Form 8-K under Item 5, "Other Events," which reported that Baxter International issued a press release announcing its intent to divest the majority of the services component of its Renal business and focus primarily on the products used in the treatment of kidney disease.

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

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Baxter International Inc.

   Our audits of the consolidated financial statements referred to in our report dated February 14, 2003 appearing in the 2002 Annual Report to Stockholders of Baxter International Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in
Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PRICEWATERHOUSECOOPERS LLP

  PricewaterhouseCoopers LLP


  Chicago, Illinois
  February 14, 2003

--------------------------------------------------------------------------------

SCHEDULE II


--------------------------------------------------------------------------------

Valuation and Qualifying Accounts

(in million of dollars)

--------------------------------------------------------------------------------

                                                        Additions
                                                        ----------
                                                                     Charged/
                                            Balance at  Charged to  (credited)                  Balance
                                           beginning of costs and    to other     Deductions   at end of
                                              period     expenses  accounts/(a)/ from reserves  period
--------------------------------------------------------------------------------------------------------
Year ended December 31, 2002:
   Allowance for doubtful accounts              57          14          (2)            (7)         62
   Inventory reserves                          125         177           7           (191)        118
   Litigation reserves                         287          58           8           (121)        232
   Deferred tax asset valuation allowance       58           9          --             --          67
--------------------------------------------------------------------------------------------------------
Year ended December 31, 2001:
   Allowance for doubtful accounts              43          17          --             (3)         57
   Inventory reserves                          110         116          (7)           (94)        125
   Litigation reserves /(b)/                   361          49           3           (126)        287
   Deferred tax asset valuation allowance       50          17          --             (9)         58
--------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
   Allowance for doubtful accounts              34          10           3             (4)         43
   Inventory reserves                           78          73           4            (45)        110
   Litigation reserves /(b)/                   458          42          --           (139)        361
   Deferred tax asset valuation allowance       43          12          --             (5)         50
--------------------------------------------------------------------------------------------------------

(a) Valuation accounts of acquired or divested companies and foreign currency translation adjustments. Reserves are deducted from assets to which they apply.
(b) Litigation reserve amounts have been changed to conform to the current year presentation.

                                  SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BAXTER INTERNATIONAL INC.

                                              By: /s/  HARRY M. JANSEN KRAEMER,
                                                               JR.

                                                  -----------------------------
                                                  Harry M. Jansen Kraemer, Jr.
                                                  Chairman and Chief Executive
                                                             Officer

DATE:  March 12, 2003

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2003.

            Signature                           Title
            ---------                           -----

/s/  HARRY M. JANSEN KRAEMER, JR.   Chairman of the Board of
                                  Directors and Chief
---------------------------------     Executive Officer (principal
  Harry M. Jansen Kraemer, Jr.    executive officer)

     /s/  BRIAN P. ANDERSON         Senior Vice President and Chief
                                  Financial Officer
---------------------------------     (principal financial officer
        Brian P. Anderson         and principal
                                      accounting officer)

      /s/  WALTER E. BOOMER         Director

---------------------------------
        Walter E. Boomer

       /s/  PEI-YUAN CHIA           Director

---------------------------------
          Pei-yuan Chia

      /s/  JOHN W. COLLOTON         Director

---------------------------------
        John W. Colloton

        /s/  SUSAN CROWN            Director

---------------------------------
           Susan Crown

             Signature                             Title
             ---------                             -----

        /s/  GAIL D. FOSLER            Director

------------------------------------
           Gail D. Fosler

/s/  JAMES R. GAVIN III, M.D., PH.D.   Director

------------------------------------
  James R. Gavin III, M.D., Ph.D.

 /s/  JOSEPH B. MARTIN, M.D., PH.D.    Director

------------------------------------
   Joseph B. Martin, M.D., Ph.D.

      /s/  THOMAS T. STALLKAMP         Director

------------------------------------
        Thomas T. Stallkamp

     /s/  MONROE E. TROUT, M.D.        Director

------------------------------------
       Monroe E. Trout, M.D.

        /s/  FRED L. TURNER            Director

------------------------------------
           Fred L. Turner

                                CERTIFICATIONS

         CERTIFICATION OF CHIEF EXECUTIVE OFFICER ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Harry M. Jansen Kraemer, Jr., certify that:

    1. I have reviewed this annual report on Form 10-K of Baxter International Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       By:  /s/  HARRY M. JANSEN KRAEMER, JR.
                                           -----------------------------------
                                                  Harry M. Kraemer, Jr.
                                             Chairman of the Board and Chief
                                                    Executive Officer

Date:  March 12, 2003

         CERTIFICATION OF CHIEF FINANCIAL OFFICER ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian P. Anderson, certify that:

    1. I have reviewed this annual report on Form 10-K of Baxter International Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

Date:  March 12, 2003

            EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

                                   Number and Description of Exhibit
                                   ---------------------------------

3.  Certificate of Incorporation and Bylaws
     3.1* Restated Certificate of Incorporation, as amended, including Certificate of Designation of
          Series B Junior Participating Preferred Stock and Certificate of Elimination of Series A Junior
          Participating Preferred Stock, filed as exhibit 3.1 to the company's quarterly report on
          Form 10-Q for the quarter ended June 30, 2002.

     3.2* Certificate of Designation of Series A Junior Participating Preferred Stock, filed under the
          Securities Act of 1933 as Exhibit 4.3 to the company's registration statement on Form S-8
          (No. 33-28428).

     3.3  Amended and Restated Bylaws dated February 25, 2003.

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

    4.15* Purchase Contract Agreement, dated as of December 17, 2002, between the company and Bank
          One Trust Company, N.A., as Purchase Contract Agent, filed as exhibit 4.2 to Amendment
          No. 1 to the Form 8-A dated December 23, 2002 ("December 2002 Form 8-A").

    4.16* Pledge Agreement, dated as of December 17, 2002, among the company, Bank One Trust
          Company, N.A., as Collateral Agent, Custodial Agent and Securities Intermediary and Bank
          One Trust Company, N.A., as Purchase Contract Agent, filed as exhibit 4.3 to December 2002
          Form 8-A.

    4.17* Remarketing Agreement, dated as of December 17, 2002, among the company, Bank One Trust
          Company, N.A., as Purchase Contract Agent, and the Remarketing Agent named therein, filed as exhibit 4.4 to December 2002 Form 8-A.

    4.18* Indenture, dated as of April 26, 2002 between the company and Bank One Trust Company,
          N.A., as Trustee, filed as exhibit 4.5 to December 2002 Form 8-A.

    4.19* Supplemental Indenture No. 1, dated as of December 17, 2002, between the company and Bank
          One Trust Company, N.A., as Trustee, filed as exhibit 4.6 to December 2002 Form 8-A.

    4.20* Form of Corporate Unit (included in exhibit 4.15).

    4.21* Form of Senior Note due 2008 (included in exhibit 4.19).

10. Material Contracts
C.. 10.1* Form of Indemnification Agreement entered into with directors and officers, filed as exhibit 19.4 to the company's quarterly report on Form 10-Q for the quarter ended
          September 30, 1986.

C   10.2* Baxter International Inc. International Retirement Plan, filed as exhibit 10.2 to the company's annual report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").

C   10.3* Baxter International Inc. and Subsidiaries Supplemental Pension Plan, as amended and restated
          effective January 1, 2002, filed as exhibit 10.3 to the company's quarterly report on Form 10-Q for the quarter ended March 31, 2002 (the "March 2002 Form 10-Q").

C   10.4  2001 Global Stock Option Plan

C   10.5* Baxter International Inc. Stock Option Plan adopted February 21, 2000, filed as exhibit 10.2 to the company's registration statement on Form S-8 (No. 333-48906).

C   10.6* 1987 Incentive Compensation Program, filed as exhibit C to the company's proxy statement for use in connection with its May 13, 1987, annual meeting of stockholders.

C   10.7* Amendment to 1987 Incentive Compensation Program, filed as exhibit 19.1 to September 1989
          Form 10-Q.

                                   Number and Description of Exhibit
                                   ---------------------------------

C    10.8* Non-Employee Director Stock Option Plan for Annual Grant, as amended and restated effective
           February 25, 2002, filed as exhibit 10.8 to the 2001 Form 10-K.

C..  10.9* Baxter International Inc. and Subsidiaries Deferred Compensation Plan, as amended and restated effective January 1, 2002, filed as exhibit 10.9 to the March 2002 Form 10-Q.

C.. 10.10* First Amendment to the Baxter International Inc. and Subsidiaries Deferred Compensation Plan,
           filed as exhibit 10.10 to the September 2002 Form 10-Q.

C.. 10.11* Stock Option Plan adopted March 14, 1997, filed as exhibit 4.8 to the company's registration statement on Form S-8 (No. 333-71533).

C.. 10.12* Corporate Aviation Policy, filed as exhibit 10.33 to the company's annual report on Form 10-K for the year ended December 31, 1992.

C.. 10.13* 1994 Incentive Compensation Program, filed as exhibit A to the company's proxy statement for use in connection with its April 29, 1994 annual meeting of stockholders.

C.. 10.14* 1999 Shared Investment Plan, filed as exhibit 10.1 to the company's quarterly report on
           Form 10-Q for the quarter ended June 30, 1999.

C.. 10.15* Officer Incentive Compensation Plan, filed as exhibit 10.15 to the 2001 Form 10-K.

C.. 10.16* Baxter International Inc. Restricted Stock Plan for Non-Employee Directors, as amended and restated effective May 1, 2001, filed as exhibit 10.16 to the quarterly report on Form 10-Q for the quarter ended March 31, 2001.

C.. 10.17* 1995 Stock Option Grant Terms and Conditions, filed as exhibit 10.34 to the company's annual report on Form 10-K for the year ended December 31, 1995.

C.. 10.18* Stock Option Plan adopted February 17, 1997, filed as Exhibit 4.2 to the company's registration statement on Form S-8 (No. 333-71533).

C.. 10.19* November 1996 Stock Option Grant Terms and Conditions, filed as exhibit 10.33 to the 1996
           Form 10-K.

C.. 10.20* November 1996 Premium Price Stock Option Grant Terms and Conditions, filed as exhibit 10.34 to the 1996 Form 10-K.

C.. 10.21* November 1997 Stock Option Grant Terms and Conditions, filed as exhibit 10.36 to the company's annual report on Form 10-K for the year ended December 31, 1997 (the "1997
           Form 10-K").

C.. 10.22* 1998 Incentive Compensation Program, filed as exhibit 10.37 to the 1997 Form 10-K.

C.. 10.23* Long Term Incentive Plan, filed as exhibit 10.38 to the 1997 Form 10-K.

C.. 10.24* 1997 Scientific Advisory Board Option Plan, filed as exhibit 4.4 to the company's registration statement on Form S-8 (No. 333-71533).

C.. 10.25* 2000 Incentive Compensation Program, filed as Exhibit A to the company's proxy statement for use in connection with its May 2, 2000 annual meeting of stockholders.

C.. 10.26* Employee Stock Purchase Plan for United States Employees (as amended and restated effective
           October 1, 1999), filed as exhibit 10 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 1999.

C.. 10.27* 2001 Incentive Compensation Program and Amendment No. 1 thereto, filed as exhibit 10.27 to the 2001 Form 10-K.

                                  Number and Description of Exhibit
                                  ---------------------------------

C    10.28*    Stock Option Plan adopted February 17, 1998, filed as exhibit 4.5 to the company's registration statement on Form S-8 (No. 333-71533).

C    10.29*    Special Stock Option Plan adopted February 17, 1998, filed as exhibit 4.6 to the company's registration statement on Form S-8 (No. 333-71533).

C    10.30*    2003 Incentive Compensation Program, filed as Exhibit A to the company's proxy statement for use in connection with its May 6, 2003 annual meeting of stockholders

12.  Computation of Ratio of Earnings to Fixed Charges.

13.  Selections from the 2002 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this annual report on Form 10-K).

21.  Subsidiaries of Baxter International Inc.

23.  Consent of PricewaterhouseCoopers LLP.

24.  Powers of Attorney (included in signature page)

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

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