Form 10-Q
period 2003-03-31
BAXTER INTERNATIONAL INC
filed 2003-05-07
CIK 10456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                  Yes X   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes X   No ___

   The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of April 30, 2003 was 597,506,191 shares.

                            BAXTER INTERNATIONAL INC.
                                    FORM 10-Q
                  For the quarterly period ended March 31, 2003
                                TABLE OF CONTENTS


Part I.    FINANCIAL INFORMATION                                                                     Page Number
--------------------------------                                                                     -----------
Item 1.    Financial Statements
              Condensed Consolidated Statements of Income......................................................2
              Condensed Consolidated Balance Sheets............................................................3
              Condensed Consolidated Statements of Cash Flows..................................................4
              Notes to Condensed Consolidated Financial Statements.............................................5
Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................................................13
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................21
Item 4.    Controls and Procedures............................................................................22
Review by Independent Accountants.............................................................................23
Report of Independent Accountants.............................................................................24

Part II.   OTHER INFORMATION
----------------------------
Item 1.    Legal Proceedings..................................................................................25
Item 6.    Exhibits and Reports on Form 8-K...................................................................29
Signature.....................................................................................................30
Certifications................................................................................................31
Exhibits......................................................................................................35

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                   Baxter International Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (unaudited)
                      (in millions, except per share data)

                                                                        Three months ended
                                                                             March 31,
                                                                         2003         2002
                                                                       -------------------
Net sales                                                              $1,997       $1,875
Costs and expenses
  Cost of goods sold                                                    1,117          995
  Marketing and administrative expenses                                   413          393
  Research and development expenses                                       136          115
  Interest, net                                                            19           16
  Other expense                                                            26           12
------------------------------------------------------------------------------------------
  Total costs and expenses                                              1,711        1,531
------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                     286          344
  Income tax expense                                                       69           91
------------------------------------------------------------------------------------------
Income from continuing operations                                         217          253
Discontinued operations                                                    (1)          --
------------------------------------------------------------------------------------------
Net income                                                             $  216       $  253
==========================================================================================

Earnings per basic common share
  Continuing operations                                                $ 0.36       $ 0.42
  Discontinued operations                                                  --           --
------------------------------------------------------------------------------------------
  Net income                                                           $ 0.36       $ 0.42
==========================================================================================

Earnings per diluted common share
  Continuing operations                                                $ 0.36       $ 0.41
  Discontinued operations                                               (0.01)          --
------------------------------------------------------------------------------------------
  Net income                                                           $ 0.35       $ 0.41
==========================================================================================

Weighted average number of common shares outstanding
  Basic                                                                   598          600
==========================================================================================
  Diluted                                                                 611          622
==========================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (unaudited)
                          (in millions, except shares)

                                                                                  March 31,    December 31,
                                                                                       2003            2002
                                                                                ----------------------------
Current assets    Cash and equivalents                                              $ 1,408         $ 1,169
                  Accounts and other current receivables                              1,918           1,838
                  Inventories                                                         1,917           1,745
                  Short-term deferred income taxes                                       87             125
                  Prepaid expenses and other                                            353             283
                  ------------------------------------------------------------------------------------------
                  Total current assets                                                5,683           5,160
------------------------------------------------------------------------------------------------------------
Property,         At cost                                                             6,907           6,679
plant and         Accumulated depreciation and amortization                          (2,882)         (2,772)
equipment         ------------------------------------------------------------------------------------------
                  Net property, plant and equipment                                   4,025           3,907
------------------------------------------------------------------------------------------------------------
Other assets      Goodwill                                                            1,551           1,494
                  Other intangible assets                                               530             526
                  Other                                                               1,537           1,391
                  ------------------------------------------------------------------------------------------
                  Total other assets                                                  3,618           3,411
------------------------------------------------------------------------------------------------------------
Total assets                                                                        $13,326         $12,478
============================================================================================================

Current           Short-term debt                                                   $   112         $   112
liabilities       Current maturities of long-term debt and lease obligations              4             108
                  Accounts payable and accrued liabilities                            2,732           3,043
                  Income taxes payable                                                  686             588
                  ------------------------------------------------------------------------------------------
                  Total current liabilities                                           3,534           3,851
------------------------------------------------------------------------------------------------------------
Long-term debt and lease obligations                                                  5,570           4,398
------------------------------------------------------------------------------------------------------------
Long-term deferred income taxes                                                          --              29
------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                           1,249           1,261
------------------------------------------------------------------------------------------------------------
Commitments and contingencies
------------------------------------------------------------------------------------------------------------
Stockholders'     Common stock, $1 par value, authorized 2,000,000,000
equity             shares, issued 626,574,109 shares                                    627             627
                  Common stock in treasury, at cost, 29,365,801 shares
                   in 2003 and 27,069,808 shares in 2002                             (1,453)         (1,326)
                  Additional contributed capital                                      3,213           3,223
                  Retained earnings                                                   1,891           1,689
                  Accumulated other comprehensive loss                               (1,305)         (1,274)
                  ------------------------------------------------------------------------------------------
                  Total stockholders' equity                                          2,973           2,939
------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $13,326         $12,478
============================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                  (in millions)

                                                                                Three months ended March 31,
(brackets denote cash outflows)                                                        2003             2002
                                                                                -----------------------------
Cash flows        Income from continuing operations                                  $  217            $ 253
from              Adjustments
operations           Depreciation and amortization                                      128              103
                     Deferred income taxes                                              (70)              37
                     Other                                                                8              (16)
                  Changes in balance sheet items
                     Accounts receivable                                                (56)            (174)
                     Inventories                                                       (135)            (127)
                     Accounts payable and other accrued liabilities                     (85)            (129)
                     Net litigation payable and other                                   (30)             (42)
                  -------------------------------------------------------------------------------------------
                  Cash flows from continuing operations                                 (23)             (95)
                  -------------------------------------------------------------------------------------------
                  Cash flows from discontinued operations                                (6)             (12)
                  -------------------------------------------------------------------------------------------
                  Cash flows from operations                                            (29)            (107)
-------------------------------------------------------------------------------------------------------------
Cash flows        Capital expenditures                                                 (174)            (132)
from investing    Acquisitions (net of cash received)
activities         and investments in affiliates                                        (71)             (49)
                  -------------------------------------------------------------------------------------------
                  Cash flows from investing activities                                 (245)            (181)
-------------------------------------------------------------------------------------------------------------
Cash flows        Issuances of debt and lease obligations                               610               53
from financing    Redemptions of debt and lease obligations                            (119)            (285)
activities        Increase in debt with maturities
                   of three months or less, net                                         527              749
                  Common stock cash dividends                                          (346)            (348)
                  Proceeds from stock issued under employee benefit plans                16               91
                  Purchases of treasury stock                                          (153)             (35)
                  -------------------------------------------------------------------------------------------
                  Cash flows from financing activities                                  535              225
-------------------------------------------------------------------------------------------------------------
Effect of currency exchange rate changes on cash and equivalents                        (22)               3
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                             239              (60)
Cash and equivalents at beginning of period                                           1,169              582
-------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                $1,408            $ 522
=============================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company's 2002 Annual Report to Stockholders.

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

Certain reclassifications have been made to conform the 2002 financial statements and notes to the 2003 presentation.

Stock compensation plans
The company has a number of stock-based employee compensation plans, including stock option, stock purchase and restricted stock plans. The company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. In accordance with this intrinsic value method, no compensation expense is recognized for the company's fixed stock option plans and employee stock purchase plans. The following table illustrates the effect on net income and earnings per share (EPS) if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," to all stock-based employee compensation.

                                                        Three months ended
                                                              March 31,
                                                          2003        2002
                                                        ------------------
  Net income, as reported                                $ 216       $ 253
  Add: Stock-based employee compensation expense
   included in reported net income, net of tax               -           1
  Deduct: Total stock-based employee
   compensation expense determined under the fair
   value method, net of tax                                 37          43
--------------------------------------------------------------------------
  Pro forma net income                                   $ 179       $ 211
==========================================================================

  Earnings per basic common share
   As reported                                           $0.36       $0.42
   Pro forma                                             $0.30       $0.35
--------------------------------------------------------------------------
  Earnings per diluted common share
   As reported                                           $0.35       $0.41
   Pro forma                                             $0.29       $0.34
--------------------------------------------------------------------------

Pro forma compensation expense for stock options and employee stock purchase subscriptions was calculated using the Black-Scholes model. The pro forma expense for stock option grants was calculated with the following weighted-average assumptions for grants in the first quarter of 2003 and 2002, respectively: dividend yield of 2.1% and 2.0%; expected life of six years for both periods; expected volatility of 37% and 35%; and risk-free interest rates of 3.4% and 4.5%. The weighted-average fair value of stock options granted during the first quarter were $9.22 in 2003 and $18.67 in 2002.

The pro forma expense for employee stock purchase subscriptions was calculated with the following weighted-average assumptions for the first quarter of 2003 and 2002, respectively: dividend yield of 2.0% for both periods; expected term of one year for both periods; expected volatility of 50% and 33%; and risk-free interest rates of 1.2% and 2.2%. The weighted-average fair value of the purchase rights granted during the first quarter were $10.31 in 2003 and $17.51 in 2002.

New accounting and disclosure standards
The Financial Accounting Standards Board's (FASB) proposed SFAS, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is expected to be issued as a final standard in 2003, will require that certain financial instruments, which previously had been classified as equity, be classified as liabilities in the company's balance sheet. The pending new rules are expected to be effective immediately for all contracts created or modified after the date the pronouncement is issued, and are expected to be otherwise effective for Baxter at the beginning of the third quarter of 2003. Under the pending new rules, the balance sheet classification of the company's equity forward agreements, which are discussed in Note 6, are expected to change from equity to liabilities. The company is in the process of exiting these agreements and expects to complete the exit strategy during 2003. Management is in the process of analyzing this pending accounting pronouncement.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (Interpretation No. 46) was issued in January 2003. Interpretation No. 46 defines variable interest entities (VIE) and requires that a VIE be consolidated if certain conditions are met. For VIEs created on or after January 31, 2003, the guidance will be applied immediately. For VIEs created before that date, the guidance will be applied at the beginning of the third quarter of 2003. The new rules may be applied prospectively with a cumulative-effect adjustment as of the beginning of the period in which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Interpretation No. 46 did not impact the company's consolidated financial statements for the three months ended March 31, 2003. Management is in the process of analyzing the impact of Interpretation No. 46 on the company's future consolidated financial statements. Based on analyses to date, management has preliminarily concluded that the company will consolidate certain VIEs as of July 1, 2003. The total assets and liabilities expected to be consolidated as of July 1, 2003 total less than $200 million.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) was issued in December 2002. The new standard provides alternative methods for transitioning, if a company elects to do so, from the intrinsic method to the fair value-based method of accounting for stock-based employee compensation. SFAS No. 148 also requires additional quarterly and annual disclosures about stock-based compensation. The annual disclosure requirements were effective for 2002, and the new interim disclosure requirements are effective for these financial statements. The company has implemented the required disclosure provisions. Management does not have immediate plans for the company to voluntarily elect to adopt the fair value-based method of accounting for stock-based employee compensation.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense
Net interest expense consisted of the following.

                                                            Three months ended
                                                                 March 31,
(in millions)                                                 2003       2002
------------------------------------------------------------------------------
Interest expense                                              $ 30        $18
Interest income                                                (10)        (2)
------------------------------------------------------------------------------
Interest expense, net                                         $ 20        $16
==============================================================================
Continuing operations                                         $ 19        $16
Discontinued operations                                       $  1        $--
==============================================================================

Comprehensive income
Total comprehensive income was $185 million and $128 million for the three months ended March 31, 2003 and 2002, respectively. The increase in comprehensive income in 2003 was principally related to changes in value of the company's net investment hedges, partially offset by unfavorable currency translation adjustments and lower net income.

Earnings per share
The numerator for both basic and diluted EPS is net earnings available to common shareholders. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The following is a reconciliation of the shares (denominator) of the basic and diluted per-share computations.

                                                            Three months ended
                                                                 March 31,
(in millions)                                               2003          2002
------------------------------------------------------------------------------
Basic shares                                                 598           600
------------------------------------------------------------------------------
Effect of dilutive securities
   Employee stock options                                      1            21
   Equity forward agreements                                  10            --
   Employee stock purchase plans                               2             1
------------------------------------------------------------------------------
Diluted shares                                               611           622
==============================================================================

Inventories
Inventories consisted of the following.
                                                       March 31,  December 31,
(in millions)                                               2003          2002
------------------------------------------------------------------------------
Raw materials                                             $  477        $  439
Work in process                                              613           511
Finished products                                            827           795
------------------------------------------------------------------------------
Total inventories                                         $1,917        $1,745
==============================================================================

Product warranties
The following is a summary of activity in the product warranty liability.

                                                         As of and for the
                                                        three months ended
                                                              March 31,
(in millions)                                              2003      2002
--------------------------------------------------------------------------
Beginning of period                                         $53       $45
New warranties and adjustments to existing warranties         8         8
Payments in cash or in kind                                  (8)       (6)
--------------------------------------------------------------------------
End of period                                               $53       $47
==========================================================================

3. DISCONTINUED OPERATIONS

During the fourth quarter of 2002, the company recorded a $294 million pre-tax charge ($229 million on an after-tax basis) principally associated with management's decision to divest the majority of the services businesses included in the Renal segment. The Renal segment's services portfolio consists of Renal Therapy Services (RTS), which operates dialysis clinics in partnership with local physicians in international markets, RMS Disease Management, Inc., which is a renal-disease management organization, and RMS Lifeline, Inc., which provides management services to renal access care centers.

Included in the total pre-tax charge was $269 million for non-cash costs, principally to write down certain property and equipment, goodwill and other intangible assets due to impairment. Also included in the pre-tax charge was $25 million for cash costs, principally relating to severance and other employee-related costs associated with the elimination of approximately 75 positions, as well as legal and contractual commitment costs. During the first quarter of 2003, $1 million of the reserve for cash costs was utilized, principally related to transaction costs. The majority of the remaining reserve for cash costs is expected to be utilized in 2003, and the divestiture plan is expected to be completed in 2003.

The company's consolidated statements of income and cash flows have been restated to reflect the results of operations and cash flows of the businesses to be divested as discontinued operations. The consolidated balance sheets at March 31, 2003 and December 31, 2002 have not been restated as the assets and liabilities of the businesses to be divested are immaterial to the company's consolidated balance sheets. Net revenues relating to the discontinued businesses were $48 million and $75 million for the periods ended March 31, 2003 and 2002, respectively.

4. ACQUISITIONS AND INTANGIBLE ASSETS

Pending acquisition
In December 2002, the company signed a definitive agreement to acquire certain assets from Alpha Therapeutic Corporation. The assets to be acquired include Aralast, a plasma-derived Alpha-1 Antitrypsin (A1P1) product, plasma collection centers in the United States, and a central testing laboratory. Aralast will expand the BioScience segment's product portfolio of biopharmaceuticals, as well as broaden its therapeutic focus in the pulmonology area. The transaction is expected to enhance the economics of the segment's plasma business by increasing the number of products Baxter obtains from a liter of plasma. Closing of the transaction is expected to occur during 2003.

Pro forma information
The following pro forma information presents a summary of the company's consolidated results of operations as if acquisitions during 2002 had taken place as of the beginning of 2002, giving effect to purchase accounting adjustments.

                                                        Three months ended
                                                             March 31,
(in millions, except per share data)                       2003       2002
--------------------------------------------------------------------------
Net sales                                                $1,997     $1,934
Income from continuing operations                        $  217     $  261
Net income                                               $  216     $  261
Net income per diluted common share                      $ 0.35     $ 0.42
--------------------------------------------------------------------------

These pro forma results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

Goodwill
The carrying amounts of goodwill at March 31, 2003 were $838 million, $555 million and $158 million for the Medication Delivery, BioScience and Renal segments, respectively. The change in goodwill during the three-month period ended March 31, 2003 was not significant, and was principally due to an additional purchase price payment related to the 2002 acquisition of ESI Lederle, a division of Wyeth, which is included in the Medication Delivery segment. There was no impairment of goodwill during the quarter.

Other intangible assets
Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with indefinite useful lives are not material to the company. The following is a summary of the company's intangible assets subject to amortization at March 31, 2003 and December 31, 2002.

                                                     Developed      Manufacturing,
(in millions, except amortization                  technology,    distribution and
 period data)                                including patents     other contracts          Other        Total
--------------------------------------------------------------------------------------------------------------
March 31, 2003
--------------
Gross intangible assets                                   $695                 $30            $60         $785
Accumulated amortization                                   242                  10             10          262
--------------------------------------------------------------------------------------------------------------
Net intangible assets                                     $453                 $20            $50         $523
==============================================================================================================
Weighted-average amortization
 period (in years)                                          15                   7             20           15
==============================================================================================================

December 31, 2002
-----------------
Gross intangible assets                                   $691                 $30            $50         $771
Accumulated amortization                                   235                   9              9          252
--------------------------------------------------------------------------------------------------------------
Net intangible assets                                     $457                 $21            $41         $519
==============================================================================================================
Weighted-average amortization
 period (in years)                                          15                   7             19           15
==============================================================================================================

The amortization expense for these intangible assets was $12 million and $8 million for the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003, the anticipated annual amortization expense for these intangible assets is $47 million, $49 million,

$45 million, $44 million, $39 million and $37 million in 2003, 2004, 2005, 2006,
2007 and 2008, respectively.

5. SPECIAL CHARGES

A, AF and AX series dialyzers
As further discussed in the 2002 Annual Report to Stockholders, in the fourth quarter of 2001 the company recorded a pretax charge of $189 million ($156 million on an after-tax basis) to cover the costs of discontinuing the A, AF and AX series Renal segment dialyzer product line and other related costs. Included in the total pretax charge was $116 million for non-cash costs, principally for the write-down of goodwill and other intangible assets, inventories and property, plant and equipment. Also included in the charge was $73 million for cash costs, principally pertaining to legal costs, recall costs, contractual commitments, and severance and other employee-related costs associated with the elimination of approximately 360 positions. The majority of the positions were located in the Ronneby, Sweden and Miami Lakes, Florida manufacturing facilities, which have been closed. Approximately $2 million in legal costs were paid during the first quarter of 2003, leaving a remaining balance in the reserve for cash costs of $36 million at March 31, 2003. Except for legal costs, the remaining balance in the reserve at March 31, 2003 is expected to be substantially utilized by the end of the year. Certain legal payments and related insurance recoveries are expected to occur in 2004. Refer to Note 7 for a discussion of legal proceedings and investigations relating to this matter.

Research and development prioritization
The company recorded a charge of $26 million in the fourth quarter of 2002 to prioritize the company's investments in certain of the company's research and development (R&D) programs across the three operating segments. The charge was a result of management's comprehensive assessment of the company's R&D pipeline with the goal of having a focused and balanced strategic portfolio, which maximizes the company's resources and generates the most significant return on the company's investment. The charge included $14 million of cash costs, primarily relating to employee severance associated with the elimination of approximately 160 R&D positions, and $12 million of non-cash costs to write down certain property, plant and equipment and other assets due to impairment. Approximately $2 million of cash costs were paid during the fourth quarter of 2002, and approximately $7 million of cash costs were paid during the first quarter of 2003. Approximately 142 positions have been eliminated through March 31, 2003. The majority of the remaining employee severance and other cash costs are expected to be paid in 2003.

6. FINANCIAL INSTRUMENTS

Securitizations
As further discussed in the 2002 Annual Report to Stockholders, the company has entered into agreements with various financial institutions whereby it periodically securitizes an undivided interest in certain pools of trade accounts receivable (including lease receivables). The company continues to service the receivables. Net operating cash outflows relating to the securitization arrangements were $73 million and $27 million for the periods ended March 31, 2003 and 2002, respectively. The $73 million net cash outflows for the first quarter of 2003 was comprised of $460 million of proceeds from sales of receivables, net of $533 million of cash collections relating to previously sold receivables, which were remitted to the financial institutions that own the receivables.

Equity forward agreements
As further discussed in the 2002 Annual Report to Stockholders, in order to partially offset the potentially dilutive effect of employee stock options, the company had periodically entered into forward agreements with independent third parties related to the company's common stock. The forward agreements, which have a fair value of zero at inception, require the company to purchase its common stock from the counterparties on specified future dates and at specified prices. The company may, at its option, terminate and settle these agreements at any time before maturity. The agreements include certain Baxter stock price thresholds, below which the counterparty has the right to terminate the agreements. If the thresholds were met in the future, the number of shares that could potentially be issued by the company under all of the agreements is subject to contractual maximums, and the maximum at March 31, 2003 was 81 million shares. The contracts give the company the choice of net-share, net-cash or physical settlement upon maturity or upon any earlier settlement date. In accordance with current GAAP, these contracts are not recorded in the financial statements until they are settled, and are recorded directly to stockholders' equity upon settlement.

At March 31, 2003, the company had outstanding forward agreements related to
11.9 million shares, which all mature in 2003 and have exercise prices ranging from $33 to $53 per share, with a weighted-average exercise price of $48 per share. During the quarter ended March 31, 2003, the company repurchased 3.1 million shares of its common stock for $153 million from counterparty financial institutions in conjunction with the settlement of equity forward agreements. Management intends to exit all of its outstanding agreements, and expects to complete the exit strategy during 2003. The settlement of the equity forward agreements has not had and is not expected to have a material impact on the company's earnings per diluted share.

With respect to the agreements outstanding at March 31, 2003, for each one dollar decrease in the price of a share of Baxter common stock, the fair value of these agreements, which were in a negative position of $349 million as of March 31, 2003 (based on a common stock price of $18.64 at March 31, 2003), would further decline by approximately $12 million.

7. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

Refer to "Part II - Item 1.  Legal Proceedings" below.

8. SEGMENT INFORMATION

The company operates in three segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their businesses are as follows: Medication Delivery: medication delivery products and therapies, including intravenous infusion pumps and solutions, anesthesia-delivery devices and pharmaceutical agents, and oncology therapies;
BioScience: biopharmaceutical and blood-collection, separation and storage products and technologies; and Renal: products and services to treat end-stage kidney disease.

Certain items are maintained at corporate headquarters (Corporate) and are not allocated to the segments. They primarily include most of the company's debt and cash and equivalents and related net interest expense, corporate headquarters costs, certain non-strategic investments and related income and expense, certain nonrecurring gains and losses, deferred income taxes, certain foreign currency fluctuations, the majority of foreign currency and interest rate hedging activities, and certain litigation liabilities and related insurance receivables.

Financial information for the company's segments for the quarter ended March 31 is as follows.

                                Medication
(in millions)                     Delivery       BioScience        Renal         Other        Total
---------------------------------------------------------------------------------------------------
For the three months ended
--------------------------
March 31,
---------

2003
Net sales                             $850             $740         $407         $ --        $1,997
Pretax income                          135              125           66          (40)          286

2002
Net sales                             $728             $746         $401         $ --        $1,875
Pretax income                          119              171           59           (5)          344
---------------------------------------------------------------------------------------------------

The following are reconciliations of total segment amounts to amounts per the condensed consolidated income statements.

                                                                            Three months
                                                                           ended March 31,
                                                                          -----------------
(in millions)                                                             2003        2002
-------------------------------------------------------------------------------------------
Pretax income
-------------
Total pretax income from segments                                         $326        $349
Unallocated amounts
    Interest expense, net                                                  (19)        (16)
    Other Corporate items                                                  (21)         11
-------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                     $286        $344
===========================================================================================

9.   SHARED INVESTMENT PLAN

As further discussed in the 2002 Annual Report to Stockholders, in order to align management and shareholder interests, in 1999 the company sold shares of the company's stock to 142 of Baxter's senior managers. The participants used five-year full-recourse personal bank loans to purchase the stock at the May 3, 1999 closing price (adjusted for the company's stock split) of $31.81. Baxter has guaranteed repayment to the banks in the event a participant in the plan defaults on his or her obligations. The plan also includes certain risk-sharing provisions whereby, after May 3, 2002, the company shares 50% in any loss incurred by the participants relating to a stock price decline.

In May 2003, management announced that, in order to continue to align management and shareholder interests and to balance both the short- and long-term needs of Baxter, the board of directors authorized the company to provide a new three-year guarantee at the May 6, 2004 loan due date for approximately 70 non-officer employees who remain in the plan, should they so elect to extend their loans. As of May 6, 2004, the 50% risk-sharing provision included in the current plan will terminate. The company's maximum loan guarantee as of May 6, 2004 relating to these employees, assuming all eligible employees elect to extend their loans, would be $79 million. As with the current guarantee, with respect to any new guarantees provided to eligible participants, the company may take actions relating to participants and their assets to obtain full reimbursement for any amounts paid by the company to the bank pursuant to the loan guarantee. The new three-year guarantee is not expected to have a material impact on the company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Baxter International Inc.'s (the company or Baxter) 2002 Annual Report to Stockholders (2002 Annual Report) contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002. In the 2002 Annual Report, management outlined its key financial objectives for 2003. The table below reflects these objectives, as well as management's revised expectations, and the company's results through March 31, 2003.

--------------------------------------------------------------------------------
      FULL YEAR 2003 OBJECTIVES                    RESULTS THROUGH
       PER 2002 ANNUAL REPORT                       MARCH 31, 2003
--------------------------------------------------------------------------------
..    Grow sales in the 10-12% range   .    Management now expects sales growth
                                           for full-year 2003 to be in the 8-12%
                                           range. Net sales for the quarter
                                           ended March 31, 2003 increased 6%.
--------------------------------------------------------------------------------
..    Grow earnings per diluted        .    Management now expects to grow
     share (from continuing                earnings per diluted share from
     operations) to the $2.22-$2.29        continuing operations to the
     range, or growth of 11-15%.           $2.10-$2.20 range. For the quarter
                                           ended March 31, 2003, earnings per
                                           diluted share from continuing
                                           operations were $0.36, declining 12%
                                           from the prior year.
--------------------------------------------------------------------------------
..    Generate $1.3-$1.5 billion in    .    The company generated a net cash
     cash flows from operations.           outflow from operations of $29
                                           million during the quarter ended
                                           March 31, 2003, with a $23 million
                                           outflow from continuing operations
                                           and a $6 million outflow from
                                           discontinued operations.
--------------------------------------------------------------------------------

RESULTS OF CONTINUING OPERATIONS
--------------------------------

NET SALES

                                                  Three months ended
                                                        March 31,        Percent
(in millions)                                        2003      2002     increase
--------------------------------------------------------------------------------
International                                      $1,041    $  958           9%
United States                                         956       917           4%
--------------------------------------------------------------------------------
Total net sales                                    $1,997    $1,875           6%
================================================================================

Fluctuations in currency exchange rates favorably impacted sales growth in 2003 by approximately 4 points, and affected all three segments. During the quarter, the United States Dollar weakened principally relative to the Euro and Japanese Yen, partially offset by a strengthening principally relative to certain Latin American currencies. Refer to Note 8 to the condensed consolidated financial statements for a summary of net sales by segment.

Medication Delivery
The Medication Delivery segment generated 17% sales growth during the three months ended March 31, 2003. Approximately 7 points of growth was generated by recent acquisitions, net of divestitures, which principally related to the December 2002 acquisition of ESI Lederle (ESI), a division of Wyeth, a leading manufacturer and distributor of injectable drugs used in the U.S. hospital market. Sales of anesthesia and critical care products, excluding ESI, contributed 3 points of sales growth, primarily due to increased sales of inhaled anesthetics and certain proprietary and generic drugs, as well as geographic expansion in this business. Sales of certain generic and branded pre-mixed drugs and drug delivery products contributed 4 points of sales growth in the quarter. The remaining growth was fueled by increased sales of intravenous therapies, which principally include intravenous solutions and nutritional products.

BioScience
Sales in the BioScience segment decreased 1% for the three months ended March 31, 2003. One point of the decline was related to plasma-derived products, primarily due to the re-entry of certain competitors who were out of the market in the prior year, increased pricing pressures, and a continuing shift in the market from plasma to recombinant hemophilia products. These factors may unfavorably impact sales beyond the first quarter of 2003. Another 2 points of the decline was related to vaccines, with increased sales of NeisVac-C vaccine for the prevention of meningitis C and other vaccines offset by the impact of a prior year sale of crude bulk vaccine to Acambis, Inc. (Acambis) in conjunction with its smallpox vaccine contract with the U.S. Government. Partially offsetting these declines were increased sales of recombinant products, as well as increased sales of products that provide for leukoreduction, which is the removal of white blood cells from blood products used for transfusion. The growth rate for Recombinate Antihemophilic Factor
(rAHF) (Recombinate) was lower than in recent periods primarily due to reductions in inventory by some providers resulting from increased confidence in the availability of Recombinate. Sales of the segment's advanced recombinant therapy, ADVATE, Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method (rAHF-PFM), which is subject to approval by regulatory authorities, is expected to contribute to the segment's growth rate in 2003. Refer to Note 4 regarding a pending acquisition relating to the BioScience segment.

Renal
Sales from continuing operations in the Renal segment increased 2% during the three months ended March 31, 2003. The sales growth was principally a result of improved sales of hemodialysis products outside the United States. Sales of peritoneal dialysis products were flat during the quarter, primarily due to favorable pricing extended to customers who entered into long-term sales agreements in the United States. As further discussed in Note 3, in the fourth quarter of 2002, management decided to divest the majority of the Renal segment's services businesses. The results of operations of the services businesses are no longer reported as part of continuing operations, but are restated as discontinued operations in the condensed consolidated statements of income.

The following tables show key ratios of certain income statement items as a percent of sales.

GROSS MARGIN AND EXPENSE RATIOS
---------------------------------------------------------------------------
                                      Three months ended
                                           March 31,
                                       2003           2002          Change
---------------------------------------------------------------------------
Gross margin                          44.1%          46.9%        (2.8 pts)
Marketing and
 administrative expenses              20.7%          21.0%        (0.3 pts)
---------------------------------------------------------------------------

The decline in the gross margin during the quarter was primarily due to changes in the products and services mix, competitive pricing pressures in the market for plasma-based products, and currency exchange rate fluctuations and related hedging activities.

Marketing and administrative expenses as a percentage of sales improved during the quarter as management is leveraging recent acquisitions and aggressively managing costs throughout the company. Partially offsetting these reductions are increased investments in sales and marketing programs in conjunction with the launch of new products, and to drive overall sales growth. As discussed in the 2002 Annual Report, the reduction in expenses in 2003 due to a change in the employee vacation policy is substantially offset by increased expenses in 2003 related to certain of the company's other benefit plans.

RESEARCH AND DEVELOPMENT
--------------------------------------------------------------------------
                                     Three months ended
                                          March 31,              Percent
(in millions)                         2003          2002        increase
--------------------------------------------------------------------------
Research and
 development expenses                 $136          $115             18%
As a percent of sales                 6.8%          6.1%
--------------------------------------------------------------------------

The increase in research and development (R&D) expenses for the quarter was primarily due to increased investments in the Medication Delivery and BioScience segments. Recent acquisitions, principally the Medication Delivery's late 2002 acquisitions of ESI and Epic Therapeutics, Inc. (Epic), contributed 5 points to the growth rate for the quarter. Also contributing to the growth rate was increased spending related to a number of projects across the three segments, as management's strategy is to continue to make focused investments on R&D initiatives which management believes will maximize the company's resources and generate the most significant return on the company's investment.

INTEREST, NET AND OTHER EXPENSE

Net interest expense increased for the three months ended March 31, 2003 as compared to the prior year period principally due to a higher level of debt outstanding as well as the impact of recent issuances of debt bearing higher fixed interest rates.

Other expense increased during 2003 principally due to a $13 million pre-tax impairment charge relating to an investment in a publicly-traded company, with the decline in value deemed to be other than temporary. Partially offsetting this charge was increased income relating to minority interest investments. Other expense in both years also included amounts relating to fluctuations in currency exchange rates.

PRETAX INCOME

Refer to Note 8 to the condensed consolidated financial statements for a summary of financial results by segment. Certain items are maintained at the company's corporate headquarters and are not allocated to the segments. They primarily include the majority of the foreign currency and interest rate hedging activities, certain foreign currency fluctuations, net interest expense, income and expense related to certain non-strategic investments, corporate headquarters costs, and certain nonrecurring gains and losses. The following is a summary of the significant factors impacting the segments' financial results.

Medication Delivery
Pretax income increased 13% for the three months ended March 31, 2003. The growth in pretax income was primarily the result of strong sales growth and a favorable change in sales mix, which were partially related to the 2002 acquisition of ESI, the close management of costs, and the leveraging of expenses in conjunction with recent acquisitions. These factors were partially offset by increased R&D spending, which was primarily related to the prior year acquisitions of ESI and Epic.

BioScience
Pretax income decreased 27% for the three months ended March 31, 2003. The decline in pretax income was primarily due to a decline in sales which, as discussed above, was principally due to competitive pricing pressures in the market for plasma-based products, an unfavorable change in sales mix and increased R&D investments, partially offset by the close management of costs.

Renal
Pretax income increased 12% for the three months ended March 31, 2003. The increase in pretax income during the quarter was principally due to the close management of expenses as well as reduced R&D spending as a result of the company's recent R&D prioritization initiative, as described in Note 5.

INCOME TAXES

The effective income tax rate decreased from 26% in the prior year quarter to 24% in the current year quarter primarily because a larger portion of the company's earnings were generated in lower tax jurisdictions.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $217 million for the three months ended March 31, 2003 decreased 14% from the $253 million in the prior year quarter. Income from continuing operations per diluted share decreased 12% to $0.36 from the $0.41 reported in the prior year quarter.

LOSS FROM DISCONTINUED OPERATIONS

The loss from discontinued operations during the first quarter of 2003 was $1 million. Discontinued operations had no impact on the company's results of operations in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS

Cash flows from operations increased $78 million for the three months ended March 31, 2003, with cash flows from continuing operations increasing $72 million. Cash flows relating to accounts receivable, accounts payable and accrued liabilities improved over the prior year as a result of more aggressive management of these working capital items. These improvements were partially offset by the effect of lower earnings as well as higher inventories due to lower sales of plasma-based products and the anticipation of the launch of new products, such as ADVATE. Cash flows from discontinued operations increased $6 million for the three months ended March 31, 2003 primarily due to management's 2002 decision to reduce the level of acquisitions of RTS centers due to economic and currency volatility in Latin America, where RTS primarily operates.

Cash flows from investing activities decreased $64 million for the three months ended March 31, 2003. Capital expenditures increased during the three months ended March 31, 2003 as compared to the prior year quarter as the company increased its investments in various capital projects across the three segments, including ongoing projects to increase manufacturing capacity for vaccines, drug delivery, plasma-based, recombinant and other products. Management currently expects to invest approximately $750 to $800 million in capital expenditures in 2003. Management expects to reduce its overall level of capital expenditures in 2004 as certain significant long-term projects are completed. Net cash outflows relating to acquisitions and investments in affiliates increased during the first three months of 2003 as compared to the prior year period principally due to the funding of a five-year $50 million loan to an affiliate. Also included in net cash outflows relating to acquisitions and investments in affiliates in 2003 was an $11 million common stock investment in Acambis, a minority investment holding which is included in the BioScience segment. Approximately $24 million of the 2002 total related to the acquisition of Autros Healthcare Solutions Inc., a developer of automated patient information and medication management systems, which is included in the Medication Delivery segment. The remainder of the outflows in both years pertained to individually insignificant acquisitions.

Cash flows from financing activities increased $310 million for the three months ended March 31, 2003. Debt issuances, net of redemptions and the net increase in debt with maturities of three months or less increased $501 million in the current quarter as compared to the prior year quarter. In March 2003, the company issued $600 million of term debt, maturing in March 2015, and bearing a 4.625% coupon rate. As further described in the 2002 Annual Report, in May 2001 the company issued $800 million of callable convertible debentures, whereby the holders can require the company to repurchase the debt in May of 2003, 2006, 2011 and 2016. A portion of the net proceeds of the March 2003 debt issuance is available to repurchase debt that may be put to the company in May 2003. Cash outflows relating to common stock dividends decreased slightly for the three-month period due to a decrease in the number of shares outstanding. Cash received for stock issued under employee benefit plans decreased principally due to a lower level of stock option exercises. In conjunction with the early termination of equity forward agreements, the company purchased 3,081,522 shares and 1,000,000 shares of common stock for $153 million and $35 million during the first quarters of 2003 and 2002, respectively.

NET DEBT, CREDIT FACILITIES, ACCESS TO CAPITAL, COMMITMENTS AND CONTINGENCIES

Refer to the 2002 Annual Report for a complete discussion of the company's net debt, credit facilities, access to capital, commitments and contingencies.

The company has $1.4 billion of cash and equivalents at March 31, 2003. The company also maintains two revolving credit facilities, which totaled $1.6 billion at March 31, 2003. These credit facilities, which were renewed and increased in October 2002, have funding expiration dates through November 2007. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates. The company has never drawn on these facilities and does not intend to do so in the foreseeable future. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a minimum interest coverage ratio. At March 31, 2003, as in prior periods, the company was in compliance with all covenants. The company's net-debt-to-capital ratio of 46.9% at March 31, 2003 was well below the credit facilities' net-debt-to-capital covenant. Similarly, the company's actual interest coverage ratio of 14.7 to 1 in the first quarter of 2003 was well in excess of the minimum interest coverage ratio covenant. The net-debt-to-capital ratio, which is calculated in accordance with the company's credit agreements, is calculated as net debt (short-term and long-term debt and lease obligations, net of cash and equivalents) divided by capital (the total of net debt and stockholders' equity). The net-debt-to-capital ratio at March 31, 2003 and the corresponding covenant in the company's credit agreements give 70% equity credit to the company's equity units. Refer to the 2002 Annual Report for a detailed description of the equity units, which were issued in December 2002. The minimum interest coverage ratio is a four-quarter rolling calculation of the total of income from continuing operations before income taxes plus net interest expense, divided by net interest expense.

The company intends to fund its short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, by issuing additional debt, by entering into other financing arrangements or by issuing common stock. As of March 31, 2003, the company can issue up to $70 million of securities, including debt, preferred stock, common stock, warrants, purchase contracts and other securities, under effective registration statements filed with the Securities and Exchange Commission. Management intends to file a registration statement in 2003 to increase the amount of the securities available for issuance. The company's debt ratings, which were reaffirmed by all three rating agencies during the first quarter of 2003, were A3 by Moody's, A by Standard & Poor's and A by Fitch on senior debt, and P2 by Moody's, A1 by Standard & Poor's and F1 by Fitch on short-term debt. Based on recent issuances, including the March 2003 issuance of $600 million of 12-year term debt, the December 2002 issuances of $1.25 billion of equity units and 14.95 million shares of common stock, as well as other recent transactions, management believes it has sufficient financial flexibility in the future to issue debt, enter into other financing arrangements, and attract long-term capital on acceptable terms as may be needed to support the company's growth objectives.

The company's ability to generate cash flows from operations, issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms could be adversely affected in the event there is a material decline in the demand for the company's products, deterioration in the company's key financial ratios or credit ratings, or other significantly unfavorable changes in conditions. While a deterioration in the company's credit ratings could unfavorably impact the financing costs associated with its credit arrangements and debt outstanding, such downgrades would not affect the company's ability to draw on the credit facilities, and would not result in an acceleration of the scheduled maturities of any of the company's outstanding debt.

As further discussed in Note 6, in order to partially offset the dilutive effect of employee stock options, the company had periodically entered into forward agreements with independent third parties related to the company's common stock. The forward agreements, which have a fair value of zero at inception, require the company to purchase its common stock from the counterparties on specified future dates and at specified prices. The company may, at its option, terminate and settle these agreements at any time before maturity. The agreements include certain Baxter stock price thresholds, below which the counterparty has the right to terminate the agreements. If the thresholds were met in the future, the number of shares that could potentially be issued by the company under all of the agreements is subject to contractual maximums, and the maximum at March 31, 2003 was 81 million shares. The contracts give the company the choice of net-share, net-cash or physical settlement upon maturity or upon any earlier settlement date. In accordance with current GAAP, these contracts are not recorded in the financial statements until they are settled, and are recorded directly to stockholders' equity upon settlement. At March 31, 2003, the company had outstanding forward agreements related to 11.9 million shares, which all mature in 2003 and have exercise prices ranging from $33 to $53 per share, with a weighted-average exercise price of $48 per share. As noted above, during the first quarter of 2003, the company repurchased 3.1 million shares of its common stock for $153 million from counterparty financial institutions in conjunction with the settlement of equity forward agreements. Management intends to exit all of its outstanding agreements, and expects to complete the exit strategy during 2003.

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

NEW ACCOUNTING AND DISCLOSURE STANDARDS
---------------------------------------

The Financial Accounting Standards Board's (FASB) proposed Statement of Financial Accounting Standards (SFAS), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is expected to be issued as a final standard in 2003, will require that certain financial instruments, which previously had been classified as equity, be classified as liabilities in the company's balance sheet. The pending new rules are expected to be effective immediately for all contracts created or modified after the date the pronouncement is issued, and are expected to be otherwise effective for Baxter at the beginning of the third quarter of 2003. Under the pending new rules, the balance sheet classification of the company's equity forward agreements, which are discussed in Note 6, are expected to change from equity to liabilities. The company is in the process of exiting these agreements and expects to complete the exit strategy during 2003. Management is in the process of analyzing this pending accounting pronouncement.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (Interpretation No. 46) was issued in January 2003. Interpretation No. 46 defines variable interest entities (VIE) and requires that a VIE be consolidated if certain conditions are met. For VIEs created on or after January 31, 2003, the guidance will be applied immediately. For VIEs created before that date, the guidance will be applied at the beginning of the third quarter of 2003. The new rules may be applied prospectively with a cumulative-effect adjustment as of the beginning of the period in which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Interpretation No. 46 did not impact the company's consolidated financial statements for the three months ended March 31, 2003. Management is in the process of analyzing the impact of Interpretation No. 46 on the company's future consolidated financial statements. Based on analyses to date, management has preliminarily concluded that the company will consolidate certain VIEs as of July 1, 2003. The total assets and liabilities expected to be consolidated as of July 1, 2003 total less than $200 million.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) was issued in December 2002. The new standard provides alternative methods for transitioning, if a company elects to do so, from the intrinsic method to the fair value-based method of accounting for stock-based employee compensation. SFAS No. 148 also requires additional quarterly and annual disclosures about stock-based compensation. The annual disclosure requirements were effective for 2002, and the new interim disclosure requirements are effective for these financial statements. The company has implemented the required disclosure provisions. Management does not have immediate plans for the company to voluntarily elect to adopt the fair value-based method of accounting for stock-based employee compensation.

FORWARD-LOOKING INFORMATION
---------------------------

The matters discussed above that are not historical facts include forward-looking statements. These statements are based on the company's current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the company and the health-care arenas in which it operates. Many factors could affect the company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include, but are not limited to interest rates; technological advances in the medical field; economic conditions; demand and market acceptance risks for new and existing products, technologies and health-care services; the impact of competitive products and pricing; manufacturing capacity; availability of acceptable raw materials and component supply; new plant start-ups; global regulatory, trade and tax policies; regulatory, legal or other developments relating to the company's Series A, AF and AX dialyzers; the ability to obtain adequate insurance coverage at reasonable costs; continued price competition; product development risks, including technological difficulties; ability to enforce patents; patents of third parties preventing or restricting the company's manufacture, sale or use of affected products or technology; actions of regulatory bodies and other government authorities; reimbursement policies of government agencies and private payers; commercialization factors; results of product testing; unexpected quality or safety concerns, whether or not justified, leading to product launch delays, recalls, withdrawals, or declining sales; and other factors described in this report or in the company's other filings with the Securities and Exchange Commission. Additionally, as discussed in Part II - Item
1. Legal Proceedings below, upon the resolution of certain legal matters, the company may incur charges in excess of presently established reserves. Any such charge could have a material adverse effect on the company's results of operations or cash flows in the period in which it is recorded.

Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are unreasonably expensive or unavailable. If the U.S. Dollar strengthens against most foreign currencies, the company's growth rates in its sales and net earnings could be negatively impacted.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Currency risk
For a complete discussion, refer to the caption "Financial Instrument Market Risk" in the company's 2002 Annual Report on Form 10-K. As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange financial instruments relating to hypothetical and reasonably possible near-term movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange forward and option contracts outstanding at March 31, 2003, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, the net liability balance of $5 million (on an after-tax basis) with respect to those contracts would increase by approximately $147 million (on an after-tax basis). With respect to the company's cross-currency swap agreements used to hedge the net assets of certain consolidated foreign affiliates, if the U.S. Dollar uniformly weakened by 10%, the net liability balance of $413 million (on an after-tax basis) with respect to those contracts would increase by approximately $258 million (on an after-tax basis). Any increase or decrease in the fair value of cross-currency swap agreements relating to changes in spot currency exchange rates is completely offset by the change in the value of the hedged net assets. Management intends to hedge the net assets of its consolidated foreign affiliates on a long-term basis, and therefore intends to continue to extend the terms of its hedging instruments past their current contractual maturity dates. At May 7, 2003, the majority of the cross-currency contracts have maturity dates in 2004 and beyond. The sensitivity analysis model recalculates the fair value of the foreign currency forward, option and swap contracts outstanding at March 31, 2003 by replacing the actual exchange rates at March 31, 2003 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

Equity risk
As further discussed in the 2002 Annual Report on Form 10-K as well as in Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, in order to partially offset the dilutive effect of employee stock options, the company had periodically entered into forward agreements with independent third parties related to the company's common stock. As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its forward agreements relating to hypothetical and reasonably possible near-term movements in the company's stock price. If the company's stock price as of March 31, 2003 were to decline by 10%, the fair value of these contracts, which were in a negative position of $349 million at March 31, 2003 (based on a common stock price of $18.64 at March 31, 2003), would further decline by approximately $22 million.

Interest rate and other risks
For a complete discussion, refer to the caption "Financial Instrument Market Risk" in the company's 2002 Annual Report on Form 10-K. There have been no significant changes from the information discussed therein.

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

Review by Independent Accountants

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2003 and 2002 have been performed by PricewaterhouseCoopers LLP, the company's independent accountants. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2003, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and in our report dated February 14, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopersLLP

PricewaterhouseCoopers LLP
Chicago, Illinois
May 5, 2003

                           PART II. OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1.   Legal Proceedings.

Baxter International Inc. (Baxter International) and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the company or by companies that were acquired by the company. The most significant of these are reported in the company's Annual Report on Form 10-K for the year ended December 31, 2002 and below, and material developments for the quarter ended March 31, 2003 are described below. These cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case and claim, the jurisdiction in which each suit is brought, and differences in applicable law. Baxter has established reserves in accordance with generally accepted accounting principles for certain of the matters discussed below. For these matters, there is a possibility that resolution of the matters could result in an additional loss in excess of presently established reserves. Also, there is a possibility that resolution of certain of the company's legal contingencies for which there is no reserve could result in a loss. Management is not able to estimate the amount of such loss or additional loss (or range of loss or additional loss). However, management believes that, while such a future charge could have a material adverse impact on the company's net income and net cash flows in the period in which it is recorded or paid, no such charge would have a material adverse effect on Baxter's consolidated financial position.

Mammary Implant Litigation
As previously reported in the company's Annual Report on Form 10-K, Baxter International, together with certain of its subsidiaries, is currently a defendant in various courts in a number of lawsuits brought by individuals, all seeking damages for injuries of various types allegedly caused by silicone mammary implants previously manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by Baxter in 1985, divested its Heyer-Schulte division in 1984. It is not known how many of these claims and lawsuits involve products manufactured and sold by Heyer-Schulte, as opposed to other manufacturers. In December 1998, a panel of independent medical experts appointed by a federal judge announced its findings that reported medical studies contained no clear evidence of a connection between silicone mammary implants and traditional or atypical systemic diseases. In June 1999, a similar conclusion was announced by a committee of independent medical experts from the Institute of Medicine, an arm of the National Academy of Sciences.

As of March 31, 2003, Baxter International, together with certain of its subsidiaries, was named as a defendant or co-defendant in 125 lawsuits and four claims relating to mammary implants, brought by approximately 278 plaintiffs, of which 231 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, ten currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately nine of the pending lawsuits against the company. Additionally, 146 plaintiffs have opted out of the Revised Settlement (representing approximately 84 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of March 31, 2003, 81 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the first quarter of 2003, Baxter obtained dismissals, or agreements for dismissals, with respect to eight plaintiffs.

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

As of March 31, 2003, Baxter was named in sixteen lawsuits and 85 claims in the United States, Ireland, Italy, Japan, France and Spain. The U.S.D.C. for the Northern District of Illinois has approved a settlement of all U.S. federal court factor concentrate cases. As of March 31, 2003, approximately 6,241 claimant groups had been found eligible to participate in the settlement. Approximately 6,239 of the claimant groups had received payments as of March 31, 2003.

In Japan, Baxter is a defendant, along with the Japanese government and other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of March 31, 2003, the cases involved 1,364 plaintiffs, of whom 1,353 have settled their claims.

In addition, Immuno International AG (Immuno), a company acquired by Baxter in 1997, has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by factor concentrates containing the HIV virus. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. Pursuant to the stock purchase agreement between the company and Immuno, as revised in April 1999, 26 million Swiss Francs of the purchase price is being withheld to cover these contingent liabilities.

As previously reported in the company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company's Gammagard (R) IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard (R) IVIG. As of March 31, 2003, Baxter was a defendant in twelve lawsuits and 24 claims in the United States, Denmark, France, Germany, Italy, Spain and the United Kingdom. One class action in the United States has been certified. In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used Gammagard(R) IVIG between January 1993 and February 1994.

Other
In April 2003, A. Nattermann & Cie GmbH and Aventis Behring L.L.C. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation as the defendant. The complaint, which seeks injunctive relief, alleges that, after FDA approval, Baxter's planned manufacture and sale of ADVATE, Baxter's new plasma and albumin-free recombinant Factor VIII therapy, will infringe United States Patent No. 5,565,427. Baxter believes that this lawsuit is without merit and intends to defend itself vigorously.

In August 2002, six purported class action lawsuits were filed in the U.S.D.C. for the Northern District of Illinois naming Baxter International and its Chief Executive Officer and Chief Financial Officer as defendants. These lawsuits, which have been consolidated and seek recovery of unspecified damages, allege that the defendants violated the federal securities laws by making misleading statements that allegedly caused Baxter International common stock to trade at inflated levels. In December 2002, plaintiffs filed their consolidated amended class action complaint which named nine additional Baxter officers as defendants. On January 24, 2003 all defendants moved for dismissal of the consolidated amended complaint. In October 2002, Baxter International and members of its Board of Directors were named as defendants in a lawsuit filed in the U.S.D.C. for the Northern District of Illinois by an alleged participant in the Baxter Incentive Investment Plan (Plan), purportedly on behalf of the Plan and a class of Plan participants who purchased shares of Baxter International common stock. This lawsuit sets forth claims for unspecified damages under the Employee Retirement Income Security Act of 1974, as amended, and is based on allegations similar to those made in the securities lawsuits described above. This action has been consolidated with the other actions described above. The company believes that all of these lawsuits are without merit and intends to defend itself vigorously against these claims.

As of March 31, 2003, Baxter International and certain of its subsidiaries were defendants in eight civil lawsuits seeking damages on behalf of persons who allegedly died or were injured as a result of exposure to Baxter's Althane series dialyzers. The company has reached settlements with a number of the families of patients who died in Spain, Croatia and the United States after undergoing hemodialysis on Baxter Althane series dialyzers. The U.S. Government is investigating the matter and Baxter has received a subpoena to provide documents. A government criminal investigation concerning the patient deaths is pending in Spain. The Croatian government has closed its criminal investigation without initiating any criminal action against the company. Other lawsuits and claims may be filed in the United States and elsewhere.

As of March 31, 2003, Baxter International and certain of its subsidiaries have been named as defendants, along with others, in twelve lawsuits brought in various state and U.S. federal courts on behalf of various classes of purchasers of Medicare and Medicaid eligible drugs alleged to have been injured by Baxter and other defendants as a result of pricing practices for such drugs, which are alleged to be artificially inflated. All of these cases have been transferred to the U.S.D.C. for the District of Massachusetts for consolidated pretrial case management under Multi District Litigation rules. Claimants seek damages and declaratory and injunctive relief under various state and/or federal statutes. In addition, in January 2002, the Attorney General of Nevada filed a civil suit in the Second Judicial District Court of Washoe County, Nevada. In February 2002, the Attorney General of Montana filed a civil suit in the First Judicial District Court of Lewis and Clark County, Montana. These two lawsuits, which each name a subsidiary of Baxter International as a defendant and seek damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution, allege that prices for Medicare and Medicaid eligible drugs were artificially inflated in violation of various state laws. In October 2002, the Judicial Panel on

Multi-District Litigation issued an order denying plaintiffs' motions to vacate orders transferring the actions brought in Nevada and Montana to the U.S.D.C. for the District of Massachusetts for consolidated pretrial case management under the Multi District Litigation rules. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement.

As of March 31, 2003, Baxter International and certain of its subsidiaries have been served as defendants, along with others, in 97 lawsuits filed in various state and U.S. federal courts, eight of which are purported class actions, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or other attention deficit disorders as a result of exposure to vaccines for childhood diseases containing Thimerosal. In the fourth quarter of 2002, the U.S.D.C. for the Southern District of Mississippi dismissed with prejudice three suits and the U.S.D.C. for the Southern District of New York dismissed with prejudice one suit brought against Baxter and others based on the application of the National Vaccine Injury Compensation Act. Additional Thimerosal cases may be filed in the future against Baxter and other companies that marketed Thimerosal-containing products.

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of March 31, 2003, the company was named as a defendant in 250 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-1997 C.D.

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

(b)       Reports on Form 8-K

          On January 22, 2003, Baxter International Inc. filed a current report on Form 8-K under Item 9 attaching a press release reporting its financial results for the fourth quarter and full-year 2002.

          On January 23, 2003, Baxter International Inc. filed a current report on Form 8-K under Item 9 reporting that Key Product Line Sales for 2002 attachment to the press release issued on January 22, 2003 contained an inadvertent typographical error, and including the corrected attachment.

          On March 13, 2003, Baxter International Inc. filed a current report on Form 8-K under Item 9 attaching a press release announcing revised sales growth and earnings per share expectations for the first quarter and full-year 2003.

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


                                         BAXTER INTERNATIONAL INC.
                                         -------------------------
                                              (Registrant)

Date: May 7, 2003                        By:    /s/ Brian P. Anderson
                                                --------------------------------
                                                Brian P. Anderson
                                                Senior Vice President and Chief
                                                Financial Officer
                                                (Chief Accounting Officer)

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

Date: May 7, 2003          By: /s/ Harry M. Jansen Kraemer, Jr.
                               -------------------------------------------------
                               Harry M. Jansen Kraemer, Jr.
                               Chairman of the Board and Chief Executive Officer

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

Date: May 7, 2003                     By: /s/ Brian P. Anderson
                                          --------------------------------------
                                                 Brian P. Anderson
                                                 Senior Vice President and Chief
                                                 Financial Officer
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