Form 10-Q
period 2003-06-30
BAXTER INTERNATIONAL INC
filed 2003-08-13
CIK 10456

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____ to ____

                          Commission file number 1-4448

                                   ----------

                            BAXTER INTERNATIONAL INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 36-0781620
----------------------------------------     -----------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

One Baxter Parkway, Deerfield, Illinois                  60015-4633
----------------------------------------     -----------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (847) 948-2000
                        --------------------------------
                         (Registrant's telephone number,
                              including area code)

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No[_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [X]  No[_]

     The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of July 31, 2003 was 586,898,883 shares.

================================================================================

                            BAXTER INTERNATIONAL INC.
                                    FORM 10-Q
                  For the quarterly period ended June 30, 2003
                                TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION                                       Page Number
------------------------------                                       -----------
Item 1.  Financial Statements
           Condensed Consolidated Statements of Income ........................2
           Condensed Consolidated Balance Sheets ..............................3
           Condensed Consolidated Statements of Cash Flows.....................4
           Notes to Condensed Consolidated Financial Statements................5
Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................16
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........27
Item 4.  Controls and Procedures..............................................28
Review by Independent Auditors................................................29
Report of Independent Auditors................................................30

Part II. OTHER INFORMATION
--------------------------
Item 1.  Legal Proceedings....................................................31
Item 4.  Submission of Matters to a Vote of Security Holders..................36
Item 6.  Exhibits and Reports on Form 8-K.....................................37
Signature ....................................................................38
Exhibits .....................................................................39

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                   Baxter International Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (unaudited)
                      (in millions, except per share data)

                                                              Three months ended          Six months ended
                                                                   June 30,                  June 30,
                                                               2003         2002         2003         2002
                                                         -----------------------   -------------------------
Net sales                                                    $2,163       $1,945       $4,160       $3,820
Costs and expenses
   Cost of goods sold                                         1,190        1,031        2,307        2,026
   Marketing and administrative expenses                        464          380          877          773
   Research and development expenses                            139          123          275          238
   In-process research and development expense                   --           51           --           51
   Restructuring charge                                         337           --          337           --
   Interest, net                                                 27           14           46           30
   Other expense                                                 14           64           40           76
------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                   2,171        1,663        3,882        3,194
------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income
   taxes                                                         (8)         282          278          626
   Income tax expense (benefit)                                 (57)          78           12          169
------------------------------------------------------------------------------------------------------------
Income from continuing operations                                49          204          266          457
Discontinued operations                                         (11)          (4)         (12)          (4)
------------------------------------------------------------------------------------------------------------
Net income                                                   $   38       $  200       $  254       $  453
============================================================================================================
Earnings per basic common share
   Continuing operations                                     $  .08       $  .34       $  .45       $  .76
   Discontinued operations                                     (.02)        (.01)        (.02)        (.01)
------------------------------------------------------------------------------------------------------------
   Net income                                                $  .06       $  .33       $  .43       $  .75
============================================================================================================
Earnings per diluted common share
   Continuing operations                                     $  .08       $  .33       $  .44       $  .73
   Discontinued operations                                     (.02)        (.01)        (.02)          --
------------------------------------------------------------------------------------------------------------
   Net income                                                $  .06       $  .32       $  .42       $  .73
============================================================================================================
Weighted average number of common shares outstanding
   Basic                                                        598          602          598          601
============================================================================================================
   Diluted                                                      613          622          611          622
============================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (unaudited)
                          (in millions, except shares)

--------------------------------------------------------------------------------
                                                         June 30,  December 31,
                                                             2003          2002
                                                      --------------------------
Current assets  Cash and equivalents                      $   608       $ 1,169
                Accounts and other current
                 receivables                                1,955         1,838
                Inventories                                 2,076         1,745
                Short-term deferred income taxes              229           125
                Prepaid expenses and other                    403           283
                ----------------------------------------------------------------
                Total current assets                        5,271         5,160
--------------------------------------------------------------------------------
Property,       At cost                                     7,282         6,679
plant and       Accumulated depreciation and
equipment        amortization                              (3,125)       (2,772)
                ----------------------------------------------------------------
                Net property, plant and equipment           4,157         3,907
--------------------------------------------------------------------------------
Other assets    Goodwill                                    1,584         1,494
                Other intangible assets                       545           526
                Other                                       1,658         1,391
                ----------------------------------------------------------------
                Total other assets                          3,787         3,411
--------------------------------------------------------------------------------
Total assets                                              $13,215       $12,478
================================================================================
Current         Short-term debts                          $   148       $   112
liabilities     Current maturities of long-term
                 debt and lease obligations                     3           108
                Accounts payable and accrued
                 liabilities                                2,391         3,043
                Income taxes payable                          700           588
                ----------------------------------------------------------------
                Total current liabilities                   3,242         3,851
--------------------------------------------------------------------------------
Long-term debt and lease obligations                        4,806         4,398
--------------------------------------------------------------------------------
Long-term deferred income taxes                                77            29
--------------------------------------------------------------------------------
Other long-term liabilities                                 1,999         1,261
--------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------
Stockholders'   Common stock, $1 par value,
equity           authorized 2,000,000,000 shares,
                 issued 626,574,109 shares                    627           627
                Common stock in treasury, at cost,
                 28,386,927 shares in 2003 and
                 27,069,808 shares in 2002                 (1,416)       (1,326)
                Additional contributed capital              3,191         3,223
                Retained earnings                           1,930         1,689
                Accumulated other comprehensive loss       (1,241)       (1,274)
                ----------------------------------------------------------------
                Total stockholders' equity                  3,091         2,939
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $13,215       $12,478
================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    Baxter International Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                  (in millions)

                                                     Six months ended June 30,
(brackets denote cash outflows)                             2003          2002
                                                     ---------------------------
Cash flows      Income from continuing operations         $  266         $ 457
from            Adjustments
operations        Depreciation and amortization              258           208
                  Deferred income taxes                     (161)           65
                  Restructuring charge                       337            --
                  In-process research and
                   development                                --            51
                  Other                                        6            93
                Changes in balance sheet items
                  Accounts receivable                        (32)         (233)
                  Inventories                               (203)         (257)
                  Accounts payable and accrued
                   liabilities                              (202)         (269)
                  Net litigation payable and other           (64)         (126)
                ----------------------------------------------------------------
                Cash flows from continuing
                 operations                                  205           (11)
                Cash flows from discontinued
                 operations                                  (10)          (31)
                ----------------------------------------------------------------
                Cash flows from operations                   195           (42)
--------------------------------------------------------------------------------
Cash flows      Capital expenditures                        (357)         (328)
from investing  Acquisitions (net of cash received)
activities       and investments in affiliates               (84)          (65)
                Divestitures and other asset
                 dispositions                                 --             5
                ----------------------------------------------------------------
                Cash flows from investing
                 activities                                 (441)         (388)
--------------------------------------------------------------------------------
Cash flows      Issuances of debt and lease
from financing   obligations                                 649           687
activities      Redemptions of debt and lease
                 obligations                                (988)         (367)
                Increase in debt with maturities
                 of three months or less, net                524           348
                Common stock cash dividends                 (346)         (348)
                Proceeds from stock issued under
                 employee benefit plans                       32           131
                Purchases of treasury stock                 (153)         (141)
                ----------------------------------------------------------------
                Cash flows from financing
                 activities                                 (282)          310
--------------------------------------------------------------------------------
Effect of currency exchange rate changes on cash
 and equivalents                                             (33)           10
--------------------------------------------------------------------------------
Decrease in cash and equivalents                            (561)         (110)
Cash and equivalents at beginning of period                1,169           582
--------------------------------------------------------------------------------
Cash and equivalents at end of period                     $  608         $ 472
================================================================================
Supplemental schedule of noncash investing
 activities
Fair value of assets acquired, net of liabilities
 assumed                                                  $   84         $ 225
Common stock issued at fair value                             --           160
--------------------------------------------------------------------------------
Net cash paid                                             $   84         $  65
================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Baxter International Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company's 2002 Annual Report to Stockholders (2002 Annual Report).

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

------------------------------------------------------------------------------------------------------------
                                                           Three months ended          Six months ended
                                                                June 30,                  June 30,
(in millions, except per share data)                           2003         2002         2003         2002
------------------------------------------------------------------------------------------------------------
Net income, as reported                                       $  38         $200         $254         $453
   Add: Stock-based employee compensation expense
        included in reported net income, net of tax              --            1           --            2
   Deduct: Total stock-based employee
        compensation expense determined under the fair
        value method, net of tax                                (48)         (37)         (85)         (80)
------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                   $ (10)        $164         $169         $375
============================================================================================================
Earnings (loss) per basic share
   As reported                                                $ .06         $.33         $.43         $.75
   Pro forma                                                  $(.02)        $.27         $.28         $.62
------------------------------------------------------------------------------------------------------------
Earnings (loss) per diluted share
   As reported                                                $ .06         $.32         $.42         $.73
   Pro forma                                                  $(.02)        $.27         $.28         $.61
------------------------------------------------------------------------------------------------------------

New accounting and disclosure standards
SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150), was issued in May 2003. SFAS No. 150 requires that certain financial instruments, which previously had been classified as equity, be classified as liabilities in the company's consolidated balance sheet. Under the new rules, the balance sheet classification of the company's equity forward agreements, which are discussed further in Note 6, will change from equity to liabilities. Effective July 1, 2003, all of the company's outstanding equity forward agreements require that the company repurchase its shares by physical settlement. As such, on the July 1, 2003 adoption date, Baxter will recognize a liability relating to these agreements of $571 million (representing the net present value of the redemption amounts as of July 1, 2003), reduce stockholders' equity by $561 million (representing the value of the underlying shares at the contract inception dates), and record the difference of $10 million in the consolidated income statement as the cumulative effect of a change in accounting principle. Subsequent to July 1, 2003, the interest on the established liability will be accreted to the redemption amounts through the contractual maturity dates of the equity forward agreements, or through any earlier termination dates. In calculating EPS, the shares underlying any remaining equity forward agreements will be treated as repurchased on July 1, 2003 for both the basic and diluted per share calculations. As previously disclosed, the company is in the process of exiting these agreements and expects to complete the exit strategy during 2003. Other than the initial impact of adoption, management does not expect that the new accounting rules will have a material impact on the company's consolidated financial statements, including its earnings per diluted share calculations.

Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (Interpretation No. 46) was issued in January 2003. Interpretation No. 46 defines variable interest entities (VIE) and requires that a VIE be consolidated if certain conditions are met. As a result of these new rules, Baxter will consolidate three VIEs effective July 1, 2003. The VIEs to be consolidated pertain to certain of Baxter's lease arrangements, which were described in Note 5 in Baxter's 2002 Annual Report, in which the company is the primary beneficiary. The leases principally relate to an office building in California, plasma collection centers in various locations throughout the United States, and certain other assets. Adoption of Interpretation No. 46 will result in a cumulative after-tax reduction in net income as of July 1, 2003 of less than $10 million and will increase total assets and liabilities by approximately $160 to $170 million. The ongoing impact of Interpretation No. 46 is not expected to be material.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) was issued in December 2002. The new standard provides alternative methods for transitioning, if a company elects to do so, from the intrinsic method to the fair value-based method of accounting for stock-based employee compensation. SFAS No. 148 also requires additional quarterly and annual disclosures about stock-based compensation. The annual disclosure requirements were effective for 2002, and the new interim disclosure requirements were effective beginning in the first quarter of 2003. The company has implemented the required disclosure provisions. Management does not have immediate plans for the company to voluntarily adopt the fair value-based method of accounting for stock-based employee compensation.

2.  SUPPLEMENTAL FINANCIAL INFORMATION
--------------------------------------

Net interest expense
Net interest expense consisted of the following.

--------------------------------------------------------------------------------
                                   Three months ended          Six months ended
                                        June 30,                   June 30,
(in millions)                       2003         2002         2003         2002
--------------------------------------------------------------------------------
Interest expense                     $31          $22         $ 61         $ 40
Interest income                       (4)          (8)         (14)         (10)
--------------------------------------------------------------------------------
Interest expense, net                $27          $14         $ 47         $ 30
================================================================================
Continuing operations                $27          $14         $ 46         $ 30
Discontinued operations               --           --         $  1           --
================================================================================

Comprehensive income
Total comprehensive income was $101 million and $43 million for the three months ended June 30, 2003 and 2002, respectively, and $286 million and $171 million for the six months ended June 30 2003 and 2002, respectively. The increase in comprehensive income during the quarter was principally related to favorable currency translation adjustments and increases in the value of the company's net investment hedges, partially offset by lower net income. The increase in comprehensive income for the year-to-date period was principally related to favorable currency translation adjustments, partially offset by lower net income.

Earnings per share
The numerator for both basic and diluted EPS is net earnings available to common shareholders. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The following is a reconciliation of the shares (denominator) of the basic and diluted per-share computations.

-------------------------------------------------------------------------
                                           Three months        Six months
                                         ended June 30,    ended June 30,
(in millions)                             2003     2002     2003     2002
-------------------------------------------------------------------------
Basic shares                               598      602      598      601
-------------------------------------------------------------------------
Effect of dilutive securities
   Employee stock options                    1       19        1       20
   Equity forward agreements                13       --       11       --
   Employee stock purchase plans             1        1        1        1
-------------------------------------------------------------------------
Diluted shares                             613      622      611      622
=========================================================================

As disclosed in Note 1, effective with the adoption of SFAS No. 150 on July 1, 2003, the shares underlying the equity forward agreements (11.9 million shares at June 30, 2003) will be treated as repurchased on July 1, 2003 for both the basic and diluted calculations.

Inventories
Inventories consisted of the following.

-----------------------------------------------------------------------------
                                                      June 30,   December 31,
(in millions)                                             2003           2002
-----------------------------------------------------------------------------
Raw materials                                           $  529         $  439
Work in process                                            740            511
Finished products                                          807            795
-----------------------------------------------------------------------------
Total inventories                                       $2,076         $1,745
=============================================================================

Other expense
Other income and expense generally includes the impact of fluctuations in currency exchange rates, and amounts relating to minority interests and equity method investments. Other expense for the six months ended June 30, 2003 and both the quarter and year-to-date period ending June 30, 2002 included impairment charges totaling $13 million and $70 million, respectively, relating to investments whose decline in value was deemed to be other than temporary, with the investments written down to their market values, as determined by reference to quoted market prices. Also included in other expense in the quarter and year-to-date period ended June 30, 2003 were costs associated with the redemption of the company's convertible bonds.

Product warranties
The following is a summary of activity in the product warranty liability.

------------------------------------------------------------------------------
                                        As of and for the    As of and for the
                                       three months ended     six months ended
                                            June 30,             June 30,
(in millions)                           2003       2002       2003       2002
------------------------------------------------------------------------------
Beginning of period                      $53        $47       $ 53       $ 45
   New warranties and adjustments
    to existing warranties                 5          7         13         15
   Payments in cash or in kind            (6)        (7)       (14)       (13)
------------------------------------------------------------------------------
End of period                            $52        $47       $ 52       $ 47
==============================================================================

3. DISCONTINUED OPERATIONS
--------------------------

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

Included in the total pre-tax charge was $269 million for non-cash costs, consisting of $174 million to write down certain property and equipment, goodwill and other intangible assets, and other assets due to impairment, with the impairment loss estimated based on market data for the related assets, and $95 million to write off the related cumulative currency translation losses included in stockholders' equity. The book values of goodwill and other intangible assets (which principally consisted of management contracts) of $96 million was completely written off as their fair values were estimated to be zero based on management's assessment of the value of the businesses. Because the discontinued operations consisted of recent acquisitions or businesses that had not been fully integrated into their respective segments, the book value of the acquired goodwill was written off. The property and equipment of $70 million was written down to $4 million. The remaining write-downs of $12 million related to other assets. Also included in the pre-tax charge was $25 million for cash costs, principally relating to severance and other employee-related costs associated with the elimination of approximately 75 positions, as well as legal and contractual commitment costs.

The company's consolidated statements of income and cash flows have been restated to reflect the results of operations and cash flows of the businesses to be divested as discontinued operations. The consolidated balance sheets at June 30, 2003 and December 31, 2002 have not been restated as the assets and liabilities of the businesses to be divested are immaterial to the company's consolidated balance sheets. Net revenues relating to the discontinued businesses were $51 million and $100 million for the quarter and year-to-date period ended June 30, 2003, respectively, and $77 million and $152 million for the quarter and year-to-date period ended June 30, 2002, respectively.

In July 2003, the company sold RMS Lifeline, Inc. and signed a definitive agreement to sell RMS Disease Management, Inc. The company has also closed the first in a series of transactions involving the divestiture of the RTS dialysis centers.

During the three- and six-month periods ended June 30, 2003, $1 million and $2 million of the reserve for cash costs was utilized, respectively. During the second quarter of 2003, as the final form of certain of the divestitures became known, approximately $8 million of the reserve for cash costs was reversed and reported within discontinued operations in the accompanying condensed consolidated income statements. The majority of the remaining reserve for cash costs is expected to be utilized in 2003, and the divestiture plan is expected to be completed in 2003.

4. ACQUISITIONS AND INTANGIBLE ASSETS
-------------------------------------

Pending acquisition
In December 2002, the company signed a definitive agreement to acquire certain assets from Alpha Therapeutic Corporation. The assets to be acquired principally include Aralast, a plasma-derived Alpha-1 Antitrypsin (A1P1) product. Aralast is expected to expand the BioScience segment's product portfolio of biopharmaceuticals, as well as broaden its therapeutic focus in the pulmonology area. The specific other assets and rights to be acquired, as well as other aspects of the pending transaction, are in the process of being negotiated. Closing of the transaction is expected to occur during 2003.

Pro forma information
The following pro forma information presents a summary of the company's consolidated results of operations as if any acquisitions during 2003 and 2002 had taken place as of the beginning of 2002, giving effect to purchase accounting adjustments.

-------------------------------------------------------------------------------
                                   Three months ended          Six months ended
(in millions, except per                 June 30,                  June 30,
  share data)                       2003         2002         2003         2002
-------------------------------------------------------------------------------
Net sales                         $2,163       $2,006       $4,160       $3,944
Income from continuing
 operations                       $   49       $  215       $  266       $  476
Net income                        $   38       $  211       $  254       $  472
Net income per diluted
 share                            $  .06       $  .34       $  .42       $  .76
-------------------------------------------------------------------------------

The 2003 amounts above are the same as the reported amounts, as there were no significant acquisitions impacting the consolidated income statement during 2003. The pro forma results of operations for 2002 have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the 2002 acquisitions occurred as of the beginning of 2002, or which may result in the future.

Goodwill
The following is a summary of the activity in goodwill by business segment.

-------------------------------------------------------------------------------
                                 Medication
(in millions)                      Delivery   BioScience     Renal      Total
-------------------------------------------------------------------------------
Balance at December 31, 2002           $797         $551      $146     $1,494
   ESI                                   27           --        --         27
   Other (principally due to
    changes in currency
    exchange rates)                      37            9        17         63
-------------------------------------------------------------------------------
Balance at June 30, 2003               $861         $560      $163     $1,584
===============================================================================

The change in goodwill during the three- and six-month periods ended June 30, 2003 was partly due to an additional purchase price payment made in the first quarter of 2003 related to the fourth quarter 2002 acquisition of ESI Lederle
(ESI), a division of Wyeth. The payment was contractually due based on the finalization of the ESI acquisition-date balance sheet. Goodwill impairment losses relating to the Medication Delivery and BioScience segments associated with management's second quarter 2003 restructuring decisions, as further discussed in Note 5, are included in "Other" in the table above, and were not material to the company's consolidated financial statements.

Other intangible assets
Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with indefinite useful lives are not material to the company. The following is a summary of the company's intangible assets subject to amortization at June 30, 2003 and December 31, 2002.

--------------------------------------------------------------------------------
                               Developed   Manufacturing,
                             technology,     distribution
(in millions, except           including        and other
amortization period data)        patents        contracts       Other      Total
--------------------------------------------------------------------------------
June 30, 2003
-------------
Gross intangible assets             $712              $39         $64       $815
Accumulated amortization             254               12          11        277
--------------------------------------------------------------------------------
   Net intangible assets            $458              $27         $53       $538
================================================================================
Weighted-average amortization
 period (in years)                    15                8          20         15
================================================================================

December 31, 2002
-----------------
Gross intangible assets             $691              $30         $50       $771
Accumulated amortization             234                9           9        252
---------------------------------------------------------------------------------
   Net intangible assets            $457              $21         $41       $519
================================================================================
Weighted-average amortization
 period (in years)                    15                7          19         15
================================================================================

The amortization expense for these intangible assets was $15 million and $9 million for the three months ended June 30, 2003 and 2002, respectively, and $27 million and $18 million for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003, the anticipated annual amortization expense for these intangible assets is $51 million, $51 million, $47 million, $45 million, $40 million and $38 million in 2003, 2004, 2005, 2006, 2007 and 2008, respectively.

5.  SPECIAL CHARGES
-------------------

Second quarter 2003 restructuring charge
During the second quarter of 2003, the company recorded a $337 million restructuring charge ($202 million, or $0.33 per diluted share, on an after-tax basis) principally associated with management's decision to close certain facilities and reduce headcount on a global basis. Management decided to take these actions in order to position the company more competitively and to enhance the company's profitability. The company is closing 26 plasma collection centers across the United States, as well as a plasma fractionation facility located in Rochester, Michigan, in order to improve the economics of its plasma therapies business. In addition, the company is consolidating and integrating several facilities, including facilities in Maryland; Frankfurt, Germany; Issoire, France; and Mirandola, Italy. Management also decided to discontinue Baxter's recombinant hemoglobin protein program because it did not meet the expected clinical milestones. Also included in the charge are costs related to other reductions in the company's workforce.

Included in the pre-tax charge was $128 million for non-cash costs, principally to write down property, plant and equipment (P,P&E), and goodwill and other intangible assets due to impairment, with the majority pertaining to P,P&E. Included in the pre-tax charge was $209 million for cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of approximately 3,200 positions worldwide. Approximately 40% of the reductions in positions will be in the United States, with the remaining 60% in the rest of the world. Across functional areas, about half of the total workforce reductions are manufacturing-related, with the remainder primarily selling, general and administrative positions. The majority of the cash costs are expected to be paid by the end of 2004.

Fourth quarter 2002 research and development prioritization charge
The company recorded a charge of $26 million in the fourth quarter of 2002 to prioritize the company's investments in certain of the company's research and development (R&D) programs across the three operating segments. The charge was a result of management's comprehensive assessment of the company's R&D pipeline with the goal of having a focused and balanced strategic portfolio, which maximizes the company's resources and generates the most significant return on the company's investment. The charge included $14 million of cash costs, primarily relating to employee severance associated with the elimination of approximately 160 R&D positions, and $12 million of non-cash costs to write down certain P,P&E and other assets due to impairment. Approximately $2 million and $9 million of cash costs were paid during the quarter and six-month period ended June 30, 2003, respectively, and the remaining reserve at June 30, 2003 was $3 million. Approximately 147 positions have been eliminated through June 30, 2003. The majority of the remaining employee severance and other cash costs are expected to be paid in 2003.

Fourth quarter 2001 A, AF and AX series dialyzers charge
As further discussed in the 2002 Annual Report, in the fourth quarter of 2001 the company recorded a pre-tax charge of $189 million ($156 million, or $0.26 per diluted share, on an after-tax basis) to cover the costs of discontinuing the A, AF and AX series Renal segment dialyzer product line and other related costs. Included in the total pre-tax charge was $116 million for non-cash costs, principally for the write-down of goodwill and other intangible assets, inventories and P,P&E. Also included in the charge was $73 million for cash costs, principally pertaining to legal costs, recall costs, contractual commitments, and severance and other employee-related costs associated with the elimination of approximately 360 positions. The majority of the positions were located in the Ronneby, Sweden and Miami Lakes, Florida manufacturing facilities, which have been closed. Approximately $1 million and $3 million in legal costs were paid during the three- and six-month periods ended June 30, 2003, respectively, and approximately $1 million in recall and contractual costs was paid during the three- and six-month periods ended June 30, 2003. The remaining balance in the reserve for cash costs is $34 million at June 30, 2003, of which $30 million relates to legal costs. Except for legal costs, the remaining balance in the reserve at June 30, 2003 is expected to be substantially utilized by the end of the year. Certain legal payments and related insurance recoveries are expected to occur in 2004. Refer to Note 7 for a discussion of legal proceedings and investigations relating to this matter.

6.  FINANCIAL INSTRUMENTS
-------------------------

Securitizations
Where economical, the company has entered into agreements with various financial institutions whereby it periodically securitizes an undivided interest in certain pools of trade accounts. The securitized receivables principally consist of lease receivables in the United States, and trade receivables in Europe and Japan. The company continues to service these receivables. The securitization programs include certain eligibility requirements, including concentration and aging limits. Certain of the arrangements are non-recourse, and others include limited recourse provisions, which are not material to the consolidated financial statements. A subordinated interest in the securitized portfolio is generally retained by the company. The carrying value of the transferred receivables is allocated between the portion sold and the portion retained by Baxter based on their relative fair values. The fair values of the retained interests are estimated based on expected future cash flows, factoring in expected losses, and discounted at an appropriate rate of interest. Assumptions used in estimating future cash flows take into consideration both historical experience and current projections. Refer to the 2002 Annual Report for a complete description of the company's securitization arrangements.

The company generated net cash inflows of $19 million and net cash outflows of $54 million for the three and six months ended June 30, 2003, respectively, and generated net cash inflows of $9 million and net cash outflows of $18 million for the three and six months ended June 30, 2002, respectively. A summary of activity is as follows.

--------------------------------------------------------------------------------
                                        Three months ended      Six months ended
                                              June 30,              June 30,
(in millions)                             2003       2002       2003       2002
--------------------------------------------------------------------------------
Sold receivables at beginning
 of period                               $ 640      $ 657      $ 721    $   683
   Proceeds from sales of
    receivables                            416        500        876      1,158
   Cash collections (remitted
    to the owners of the receivables) (397) (491) (930) (1,176) Effect of currency exchange-rate
    changes                                (15)        (7)       (23)        (6)
--------------------------------------------------------------------------------
Sold receivables at end of period        $ 644      $ 659      $ 644    $   659
================================================================================

Equity forward agreements
As further discussed in the 2002 Annual Report, in order to partially offset the potentially dilutive effect of employee stock options, the company had periodically entered into forward agreements with independent third parties related to the company's common stock. The forward agreements, which had a fair value of zero at inception, require the company to purchase its common stock from the counterparties on specified future dates and at specified prices. The company may, at its option, terminate and settle these agreements at any time before maturity. The agreements include certain Baxter stock price thresholds, below which the counterparty has the right to terminate the agreements. If the thresholds are met, the number of shares that could potentially be issued by the company under the net-share settlement option is subject to contractual maximums, and the maximum for all of the agreements at June 30, 2003 was 81 million shares.

During the second quarter of 2003, and in anticipation of the adoption of SFAS No. 150 on July 1, 2003, the agreements were modified, and effective July 1, 2003, the agreements require that the company repurchase its shares by physical settlement on the maturity date or any earlier termination date. Prior to July 1, 2003, the agreements gave the company the choice of net-share, net-cash or physical settlement. Upon adoption of SFAS No. 150 on July 1, 2003, the classification of the company's equity forward agreements will change from equity to liabilities. Refer to Note 1 for a discussion of the accounting treatment of these agreements under the new rules.

At June 30, 2003, the company had outstanding forward agreements related to 11.9 million shares, which all mature in 2003 and have exercise prices ranging from $33 to $53 per share, with a weighted-average exercise price of $48 per share. During the six-month period ended June 30, 2003, the company repurchased 3.1 million shares of its common stock for $153 million from counterparty financial institutions in conjunction with the settlement of equity forward agreements, all of which occurred in the first quarter of 2003. As previously disclosed, management intends to exit all of its outstanding agreements, and expects to complete the exit strategy during 2003. Management does not intend to enter into equity forward agreements in the future. The settlement of the equity forward agreements has not had, and is not expected to have, a material impact on the company's earnings per diluted share. Refer to Note 2 for a discussion of the impact of the adoption of SFAS No. 150 on the company's future earnings per share calculations.

With respect to the agreements outstanding at June 30, 2003, for each one dollar decrease in the price of a share of Baxter common stock, the fair value of these agreements, which were in a negative position of $263 million as of June 30, 2003 (based on a common stock price of $26.00 at June 30, 2003), would further decline by approximately $12 million.

7.  LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES
----------------------------------------------------

Refer to "Part II - Item 1. Legal Proceedings" below.

8.  SEGMENT INFORMATION
-----------------------

The company operates in three segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their businesses are as follows: Medication Delivery: medication delivery products and therapies, including intravenous infusion pumps and solutions, anesthesia-delivery devices and pharmaceutical agents, and oncology therapies;
BioScience: biopharmaceutical, biosurgical, vaccine, and blood-collection, separation and storage products and technologies; and Renal: products and services to treat end-stage kidney disease.

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

Financial information for the company's segments for the quarter and six-month period ended June 30 is as follows.

                                 Medication
(in millions)                      Delivery    BioScience      Renal      Other   Total
------------------------------------------------------------------------------------------
Three months ended June 30,
---------------------------

2003
----
Net sales                              $938          $773       $452         --  $2,163
Pre-tax income                          162           178         79      $(427)     (8)

2002
----
Net sales                              $805          $732       $408         --  $1,945
Pre-tax income                          148           138         80      $ (84)    282
------------------------------------------------------------------------------------------

                                 Medication
(in millions)                      Delivery    BioScience      Renal      Other    Total
------------------------------------------------------------------------------------------
Six months ended June 30,
-------------------------

2003
----
Net sales                            $1,788        $1,513       $859         --   $4,160
Pre-tax income                          297           303        145      $(467)     278

2002
----
Net sales                            $1,533        $1,478       $809         --   $3,820
Pre-tax income                          267           309        138      $ (88)     626
------------------------------------------------------------------------------------------

The following are reconciliations of total segment amounts to amounts per the condensed consolidated income statements.

                                                       Three months
                                                      ended June 30,
                                                    ------------------
(in millions)                                        2003       2002
----------------------------------------------------------------------
Pre-tax income
--------------
Total pre-tax income from
 segments                                           $ 419       $366
Unallocated amounts
    Interest expense, net                             (27)       (14)
    Restructuring charge                             (337)        --
    In-process research and
     development                                       --        (51)
    Other Corporate items                             (63)       (19)
----------------------------------------------------------------------
Income from continuing
 operations before income taxes                     $  (8)      $282
======================================================================

                                                                 Six months
                                                               ended June 30,
                                                         -----------------------
(in millions)                                                2003         2002
--------------------------------------------------------------------------------
Pre-tax income
--------------
Total pre-tax income from
 segments                                                   $ 745         $714
Unallocated amounts
   Interest expense, net                                      (46)         (30)
   Restructuring charge                                      (337)
   In-process research and
    development                                                --          (51)
   Other Corporate items                                      (84)          (7)
--------------------------------------------------------------------------------
Income from continuing
 operations before income taxes                             $ 278         $626
================================================================================

9.  SHARED INVESTMENT PLAN
--------------------------

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

In May 2003, management announced that, in order to continue to align management and shareholder interests and to balance both the short- and long-term needs of Baxter, the board of directors authorized the company to provide a new three-year guarantee at the May 6, 2004 loan due date for 71 non-officer employees who remain in the plan, should they so elect to extend their loans. As of May 6, 2004, the 50% risk-sharing provision included in the current plan will terminate. The company's loan guarantee that will be effective on May 6, 2004 relating to the eligible employees who have elected to extend their loans, is $81 million. As with the current guarantee, with respect to new guarantees provided to eligible participants, the company may take actions relating to participants and their assets to obtain full reimbursement for any amounts paid by the company to the bank pursuant to the loan guarantee. The new three-year guarantee is not expected to have a material impact on the company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Baxter International Inc.'s (the company or Baxter) 2002 Annual Report to Stockholders (2002 Annual Report) contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002. In the 2002 Annual Report, management outlined its key financial objectives for 2003. The table below reflects these objectives, as well as management's revised expectations, and the company's results through June 30, 2003.

--------------------------------------------------------------------------------
     FULL YEAR 2003 OBJECTIVES                      RESULTS THROUGH
       PER 2002 ANNUAL REPORT                        JUNE 30, 2003
--------------------------------------------------------------------------------
..  Grow sales in the 10-12% range.      .  Management now expects sales growth
                                           for full-year 2003 to be in the 8-10%
                                           range.  Net sales for the six months
                                           ended June 30, 2003 increased 9%.

--------------------------------------------------------------------------------
..  Grow earnings per diluted share      .  Management now expects to generate
   (from continuing operations) to the     earnings per diluted share from
   $2.22-$2.29 range, or growth of         continuing operations in the $1.65-$
   11-15%.                                 1.75 range. For the six months ended
                                           June 30, 2003, earnings per diluted
                                           share from continuing operations(EPS)
                                           was $0.44, declining 40% from the
                                           prior year. As further discussed
                                           below, included in 2003 EPS was a
                                           $0.33 per diluted share restructuring
                                           charge. Included in 2002 EPS were in-
                                           process research and development
                                           (IPR&D) and asset impairment charges
                                           totaling $0.16 per diluted share.

--------------------------------------------------------------------------------
..  Generate $1.3-$1.5 billion in cash   .  Management now expects to generate
   flows from operations.                  $1.2 billion in cash flows from
                                           operations.  The company generated a
                                           net cash inflow from operations of
                                           $195 million during the six months
                                           ended June 30, 2003, with a $205
                                           million inflow from continuing
                                           operations and a $10 million outflow
                                           from discontinued operations.

--------------------------------------------------------------------------------

RESULTS OF CONTINUING OPERATIONS
--------------------------------

NET SALES

------------------------------------------------------------------------------
                     Three months                  Six months ended
                    ended June 30,     Percent         June 30,        Percent
(in millions)      2003       2002    increase      2003       2002   increase
------------------------------------------------------------------------------
International    $1,166     $  989         18%    $2,207     $1,947        13%
United States       997        956          4%     1,953      1,873         4%
------------------------------------------------------------------------------
Total net
 sales           $2,163     $1,945         11%    $4,160     $3,820         9%
==============================================================================

Currency exchange rate fluctuations benefited sales growth by 5 points in both the quarter and year-to-date period. During the quarter and year-to-date period, the United States Dollar weakened principally relative to the Euro and Japanese Yen, partially offset by a strengthening principally relative to certain Latin American currencies. Refer to Note 8 to the condensed consolidated financial statements for a summary of net sales by segment.

Medication Delivery
The Medication Delivery segment generated 17% sales growth for both the three- and six-month periods ended June 30, 2003. Approximately 6 points and 7 points of growth in the quarter and year-to-date period, respectively, was generated by recent acquisitions, net of divestitures, which principally related to the December 2002 acquisition of ESI Lederle (ESI), a division of Wyeth, a leading manufacturer and distributor of injectable drugs used in the United States hospital market. Sales of anesthesia and critical care products, excluding ESI, contributed 1 point and 2 points to the segment's sales growth in the quarter and year-to-date period, respectively, primarily due to increased sales of inhaled anesthetics and geographic expansion, and in the year-to-date period, to increased sales of certain proprietary and generic drugs. Sales of certain generic and branded pre-mixed drugs and drug delivery products contributed 4 points of sales growth in both the quarter and year-to-date period, with the strongest growth in the United States market. The remaining growth was fueled by increased sales of intravenous therapies, which principally include intravenous solutions and nutritional products, as well as increased sales of tubing sets used with electronic infusion pumps.

BioScience
Sales in the BioScience segment increased 5% and 2% for the three- and six-month periods ended June 30, 2003, respectively. The primary driver was increased sales of vaccines, contributing approximately 4 points and 1 point of growth for the quarter and year-to-date period, respectively. Vaccines sales growth in both periods was principally fueled by strong sales of NeisVac-C, for the prevention of meningitis C, and the segment's tick-borne encephalitis vaccine, with growth for the year-to-date period partially offset by the impact of a prior year sale of crude bulk vaccine to Acambis, Inc. (Acambis) in conjunction with its smallpox vaccine contract with the U.S. Government. Sales of recombinant products added 1 point of growth in both the quarter and year-to-date period. The growth rate for Recombinate Antihemophilic Factor (rAHF) (Recombinate) was lower than in recent periods primarily due to reductions in inventory by some providers resulting from increased confidence in the availability of recombinant Factor VIII products. Modest growth in sales of biosurgery products was offset by a decline in sales of plasma-derived products. The decline in sales of plasma-based products was principally in the U.S. market, and was primarily due to increased competition, continued pricing pressures, and a continuing shift in the market from plasma to recombinant hemophilia products. These factors may unfavorably impact sales beyond the second quarter of 2003. The segment's advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, which received regulatory approval in the United States in July 2003, is expected to contribute to the segment's growth rate in 2003. Refer to Note 4 regarding a pending acquisition relating to the BioScience segment.

Renal
Sales from continuing operations in the Renal segment increased 11% and 6% for the three- and six-month periods ended June 30, 2003, respectively. Increased sales of peritoneal dialysis products contributed 8 points and 5 points to the sales growth for the quarter and year-to-date period, respectively, primarily as a result of an increase in patients in Japan, Europe and Asia. The remaining growth was primarily due to increased sales of hemodialysis products. As further discussed in Note 3, in the fourth quarter of 2002, management decided to divest the majority of the Renal segment's services businesses. The results of operations of the services businesses are no longer reported as part of continuing operations, but are restated as discontinued operations in the condensed consolidated statements of income.

The following tables show key ratios of certain income statement items as a percent of sales.

GROSS MARGIN AND EXPENSE RATIOS

------------------------------------------------------------------------------
                   Three months ended               Six months ended
                         June 30,                       June 30,
                      2003      2002    Change       2003      2002    Change
------------------------------------------------------------------------------
Gross margin         45.0%     47.0%   (2.0 pts)    44.5%     47.0%  (2.5 pts)
Marketing and
 administrative
 expenses            21.5%     19.5%    2.0 pts     21.1%     20.2%   0.9 pts
------------------------------------------------------------------------------

The decline in the gross margin during the quarter and year-to-date period primarily related to the BioScience segment. As discussed above, sales of the segment's plasma-based products have been significantly impacted by increased competition and related pricing pressures, which unfavorably affected the gross margin for these products. Also impacting the margin was a change in sales mix, with a lower sales contribution from the segment's higher-margin Recombinate product. Partially offsetting these reductions was an increase in the gross margin in the Medication Delivery segment, partially due to incremental sales related to the December 2002 acquisition of ESI, which have a higher gross margin, as well as reduced sales in certain lower-margin distribution businesses in certain countries outside the United States, as a result of management's decision to slowly withdraw from these businesses.

Marketing and administrative expenses as a percentage of sales increased during the quarter and year-to-date period primarily due to increased investments in sales and marketing programs in conjunction with the launch of new products, and to drive overall sales growth. The increase was also due to $13 million in favorable legal adjustments recorded in the second quarter of 2002, which was principally related to favorable insurance recoveries.

As discussed in the 2002 Annual Report, the reduction in expenses in 2003 due to a change in the employee vacation policy, which is expected to total approximately $30 million for the full year, is substantially offset by increased expenses in 2003 related to certain of the company's other benefit plans. The increased other benefit plan costs are principally resulting from a reduction in the long-term rate of return expected on pension assets and a lower discount rate assumption used to calculate pension and other postretirement benefit costs, as well as amortization of unrecognized net losses relating to the pension and other postretirement plans. Refer to the Critical Accounting Policies discussion in the 2002 Annual Report for further information regarding the change in assumptions and management's determination of the assumptions.

RESEARCH AND DEVELOPMENT

--------------------------------------------------------------------------------
                   Three months ended              Six months ended
                        June 30,         Percent       June 30,         Percent
(in millions)       2003        2002    increase   2003        2002    increase
--------------------------------------------------------------------------------
Research and
 development
 expenses           $139        $123         13%   $275        $238         16%
As a percent
 of sales           6.4%        6.3%               6.6%        6.2%
--------------------------------------------------------------------------------

The company's second quarter 2002 $51 million IPR&D charge relating to the acquisition of Fusion Medical Technologies, Inc. (Fusion) is reported separately on the consolidated income statements, and is not included in the research and development (R&D) amounts above. Refer to the 2002 Annual Report for a discussion of this acquisition and the related charge. The increase in R&D expenses for the quarter and year-to-date period was primarily due to increased investments in the Medication Delivery segment. Recent acquisitions, principally the Medication Delivery segment's late 2002 acquisitions of ESI and Epic Therapeutics, Inc. (Epic), contributed 5 points to the R&D growth rate for both the quarter and year-to-date period. Also contributing to the growth rate was increased spending relating to a number of projects across the three segments. Management's strategy is to make focused investments on key R&D initiatives, which management believes will maximize the company's resources and generate the most significant return on the company's investment. As discussed below, as part of the company's second quarter 2003 restructuring initiative, management decided to discontinue the BioScience segment's recombinant hemoglobin protein program because it did not meet the expected clinical milestones.

RESTRUCTURING CHARGE

During the second quarter of 2003, the company recorded a $337 million restructuring charge ($202 million, or $0.33 per diluted share, on an after-tax basis) principally associated with management's decision to close certain facilities and reduce headcount on a global basis. Management decided to take these actions in order to position the company more competitively and to enhance Baxter's profitability. The company is closing 26 plasma collection centers across the United States, as well as a plasma fractionation facility located in Rochester, Michigan, in order to improve the economics of its plasma therapies business. In addition, the company is consolidating and integrating several facilities, including facilities in Maryland; Frankfurt, Germany; Issoire, France; and Mirandola, Italy. Management decided to discontinue Baxter's recombinant hemoglobin protein program because it did not meet the expected clinical milestones. Also included in the charge are costs related to other reductions in the company's workforce. Management expects that these actions will generate incremental annual savings of $0.15 to $0.20 per diluted share when fully implemented, with the cost savings principally related to employee compensation, as well as depreciation.

Included in the pre-tax charge was $128 million for non-cash costs, principally to write down property, plant and equipment (P,P&E), and goodwill and other intangible assets due to impairment, with the majority pertaining to P,P&E. Included in the pre-tax charge was $209 million for cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of approximately 3,200 positions worldwide. Approximately 40% of the reductions in positions will be in the United States, with the remaining 60% in the rest of the world. Across functional areas, about half of the total workforce reductions are manufacturing-related, with the remainder primarily selling, general and administrative positions. The majority of the cash costs are expected to be paid by the end of 2004.

INTEREST, NET AND OTHER EXPENSE

Net interest expense increased for the three and six months ended June 30, 2003 as compared to the prior year periods principally due to a higher level of debt outstanding as well as the impact of recent issuances of debt bearing higher fixed interest rates.

Other expense decreased during both the three- and six-month periods ended June 30, 2003. Included in other expense for both years was the impact of fluctuations in currency exchange rates, and amounts relating to minority interests and equity method investments. Other expense for the six months ended June 30, 2003 and both the quarter and year-to-date period ending June 30, 2002 included impairment charges totaling $13 million and $70 million, respectively, relating to investments whose decline in value was deemed to be other than temporary. Also included in other expense in the quarter and year-to-date period ended June 30, 2003 were costs associated with the redemption of the company's convertible bonds.

PRE-TAX INCOME

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

Medication Delivery
Pre-tax income increased 9% and 11% for the three and six months ended June 30, 2003, respectively. The growth in pre-tax income was primarily the result of strong sales growth, a favorable change in sales mix, favorable changes in foreign currency exchange rates, the close management of costs, and the leveraging of expenses in conjunction with recent acquisitions. Favorably impacting the sales mix were higher-margin sales related to the December 2002 acquisition of ESI, as well as reduced sales in certain lower-margin distribution businesses in certain countries outside the United States, as a result of management's decision to slowly withdraw from these businesses. These factors were partially offset by increased R&D spending, which was primarily related to the prior year acquisitions of ESI and Epic.

BioScience
Pre-tax income increased 29% for the three months ended June 30, 2003 and decreased 2% for the six months ended June 30, 2002. The increase in the quarter was primarily due to favorable changes in foreign currency rates, reduced R&D spending, increased income from an equity method investment and the close management of costs, partially offset by lower gross margins and increased sales and marketing costs associated with the launch of new products. The decline in pre-tax income for the year-to-date period was primarily due to a lower gross margin, increased R&D investments and increased costs relating to the launch of new products. As discussed above, the lower gross margin in both the quarter and six-month period was primarily related to competitive pricing pressures in the plasma-based products business. The impact of the lower plasma-based products margins was partially offset by the effect of higher sales of vaccines, particularly during the second quarter, which have a higher gross margin. Partially offsetting the decline in pre-tax income in the six-month period were favorable changes in foreign currency rates and the close management of costs.

Renal
Pre-tax income decreased 1% for the three months ended June 30, 2003 and increased 5% for the six months ended June 30, 2003. The decrease in pre-tax income for the quarter was partially due to increased sales and marketing costs associated with the launch of new products and increased R&D spending, partially offset by favorable foreign currency fluctuations. The increase in pre-tax income in the year-to-date period was primarily due to reduced R&D spending as a result of the company's recent R&D prioritization initiative, as further discussed above and in Note 5, favorable foreign currency fluctuations, and the close management of expenses, partially offset by increased sales and marketing costs associated with the launch of new products.

INCOME TAXES

In the second quarter of 2003, the company generated a pre-tax loss of $8 million, and recorded a $57 million income tax benefit. The effective income tax rate for the second quarter of 2002 was 28%, and the effective income tax rate for the six months ended June 30 was 4% and 27% in 2003 and 2002, respectively. The effective income tax rate for the quarter and six-month period ended June 30, 2003 was impacted by the $337 million restructuring charge, which was tax-effected at a higher income tax rate than the company's other pre-tax results of operations, due to the higher income tax rates in the tax jurisdictions in which most of the charge pertains. The effective income tax rate for the quarter and six-month period ending June 30, 2002 was impacted by the non-deductibility of the $51 million IPR&D charge relating to the acquisition of Fusion. Excluding these items, the effective income tax rate from period to period was substantially unchanged, with small differences principally due to changes in the mix of earnings between the various tax jurisdictions.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations of $49 million and $266 million for the three and six months ended June 30, 2003 decreased 76% and 42%, respectively, from the $204 million and $457 million in the prior year periods. Income from continuing operations per diluted share for the quarter decreased 76%, from $0.33 in the prior year to $0.08 in the current year, and for the six-month period decreased 40%, from $0.73 in the prior year to $0.44 in the current year. As discussed above, the year-to-year comparisons were significantly impacted by the second quarter 2003 restructuring charge and the second quarter 2002 IPR&D and asset impairment charges.

LOSS FROM DISCONTINUED OPERATIONS

As further discussed in Note 3, in July 2003, the company sold RMS Lifeline, Inc. and signed a definitive agreement to sell RMS Disease Management, Inc. The company has also closed the first in a series of transactions involving the divestiture of the Renal Therapy Services (RTS) dialysis centers. The divestiture plan is expected to be completed in 2003.

The loss from discontinued operations for the three months ended June 30 was $11 million and $4 million in 2003 and 2002, respectively. The loss from discontinued operations for the six-month period ended June 30 was $12 million and $4 million in 2003 and 2002, respectively. The increased losses in both the quarter and year-to-date period were principally due to unfavorable changes in currency exchange rates. In addition, as discussed in Note 3, partially offsetting these losses during the second quarter and year-to-date period was the reversal of $8 million of reserves for cash costs, as the final form of certain of the divestitures became known.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS

Cash flows from operations increased $237 million for the six months ended June 30, 2003, with cash flows from continuing operations increasing $216 million. Cash flows relating to accounts receivable, inventories, accounts payable and accrued liabilities improved over the prior year as a result of more aggressive management of these working capital items. These improvements were partially offset by the impact of lower earnings, lower cash flows relating to the company's accounts receivable securitization arrangements, as well as higher inventories due to lower sales of plasma-based products and the anticipation of the launch of new products, such as ADVATE. Cash flows from discontinued operations increased $21 million for the six months ended June 30, 2003 primarily due to management's 2002 decision to reduce the level of acquisitions of RTS centers due to economic and currency volatility in Latin America, where RTS primarily operates.

Cash flows from investing activities decreased $53 million for the six months ended June 30, 2003. Capital expenditures increased 9% during the six months ended June 30, 2003 as the company continued its investments in various multi-year capital projects across the three segments, including ongoing projects to increase manufacturing capacity for vaccines, drug delivery, recombinant and other products. A significant portion of the increase from 2002 to 2003 was also due to fluctuations in currency exchange rates. Management currently expects to invest approximately $750 to $800 million in capital expenditures in 2003, and expects to reduce its overall level of capital expenditures in 2004 as certain significant long-term projects are completed. Net cash outflows relating to acquisitions and investments in affiliates increased during the first six months of 2003 as compared to the prior year period principally due to the funding of a five-year $50 million loan to Cerus Corporation, a minority investment holding which is included in the BioScience segment. Also included in net cash outflows relating to acquisitions and investments in affiliates in 2003 was an $11 million common stock investment in Acambis, a minority investment holding which is included in the BioScience segment, and an $11 million payment for an icodextrin manufacturing facility in England, which is included in the Renal segment. Approximately $24 million of the 2002 total related to the acquisition of Autros Healthcare Solutions Inc., a developer of automated patient information and medication management systems, which is included in the Medication Delivery segment. The remainder of the cash outflows in both years pertained to individually insignificant acquisitions. In May 2002 the company acquired Fusion, with the purchase price paid in 2,806,660 shares of Baxter common stock.

Cash flows from financing activities decreased $592 million for the six months ended June 30, 2003. Debt issuances, net of redemptions and the net increase in debt with maturities of three months or less decreased $483 million in the current period as compared to the prior year period. In March 2003, the company issued $600 million of term debt, maturing in March 2015, and bearing a 4.625% coupon rate. In June 2003, the company redeemed $800 million, or substantially all, of its convertible debentures, as the holders exercised their rights to put the debentures to the company. Cash outflows relating to common stock dividends decreased slightly for the six-month period due to a decrease in the number of shares outstanding. Cash received for stock issued under employee benefit plans decreased principally due to a lower level of stock option exercises, partially offset by a higher level of employee stock subscription purchases. In conjunction with the termination of equity forward agreements, the company purchased 3,081,522 shares and 2,409,087 shares of Baxter common stock for $153 million and $110 million during the first six months of 2003 and 2002, respectively. During the second quarter of 2002, the company also repurchased 600,000 shares of common stock for $31 million in open market purchases.

NET DEBT, CREDIT FACILITIES, ACCESS TO CAPITAL, COMMITMENTS AND CONTINGENCIES

Refer to the 2002 Annual Report for a complete discussion of the company's net debt, credit facilities, access to capital, commitments and contingencies.

The company has $608 million of cash and equivalents at June 30, 2003. The company also maintains two revolving credit facilities, which totaled $1.6 billion at June 30, 2003. These credit facilities, which were renewed and increased in October 2002, have funding expiration dates through November 2007. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates. The company has never drawn on these facilities and does not intend to do so in the foreseeable future. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a minimum interest coverage ratio. At June 30, 2003, as in prior periods, the company was in compliance with all covenants. The company's net-debt-to-capital ratio, as defined below, of 46.7% at June 30, 2003 was well below the credit facilities' net-debt-to-capital covenant. Similarly, the company's actual interest coverage ratio of 16.7 to 1 in the second quarter of 2003 was well in excess of the minimum interest coverage ratio covenant. The net-debt-to-capital ratio, which is calculated in accordance with the company's primary credit agreements, is calculated as net debt (short-term and long-term debt and lease obligations, net of cash and equivalents) divided by capital (the total of net debt and stockholders' equity). The net-debt-to-capital ratio at June 30, 2003 and the corresponding covenant in the company's credit agreements give 70% equity credit to the company's equity units. Refer to the 2002 Annual Report for a detailed description of the equity units, which were issued in December 2002. The minimum interest coverage ratio is a four-quarter rolling calculation of the total of income from continuing operations before income taxes plus net interest expense, divided by net interest expense.

The company intends to fund its short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, by issuing additional debt, by entering into other financing arrangements or by issuing common stock. As of June 30, 2003, the company can issue up to $70 million of securities, including debt, preferred stock, common stock, warrants, purchase contracts and other securities, under effective registration statements filed with the Securities and Exchange Commission. The company's debt ratings are A3 by Moody's, A by Standard & Poor's and A by Fitch on senior debt, and P2 by Moody's, A1 by Standard & Poor's and F1 by Fitch on short-term debt. Based on recent issuances, including the March 2003 issuance of $600 million of 12-year term debt, the December 2002 issuances of $1.25 billion of equity units and
14.95 million shares of common stock, as well as other recent transactions, management believes it has sufficient financial flexibility in the future to issue debt, enter into other financing arrangements, and attract long-term capital on acceptable terms as may be needed to support the company's growth objectives.

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

As further discussed in Note 6, in order to partially offset the potentially dilutive effect of employee stock options, the company had periodically entered into forward agreements with independent third parties related to the company's common stock. The forward agreements, which had a fair value of zero at inception, require the company to purchase its common stock from the counterparties on specified future dates and at specified prices. The company may, at its option, terminate and settle these agreements at any time before maturity. The agreements include certain Baxter stock price thresholds, below which the counterparty has the right to terminate the agreements. If the thresholds are met, the number of shares that could potentially be issued by the company under the net-share settlement option is subject to contractual maximums, and the maximum for all of the agreements at June 30, 2003 was 81 million shares. Refer to the "New Accounting and Disclosure Standards" section below and Note 1 regarding the change in accounting treatment of the equity forwards, which is effective July 1, 2003.

At June 30, 2003, the company had outstanding forward agreements related to 11.9 million shares, which all mature in 2003 and have exercise prices ranging from $33 to $53 per share, with a weighted-average exercise price of $48 per share. During the six-month period ended June 30, 2003, the company repurchased 3.1 million shares of its common stock for $153 million from counterparty financial institutions in conjunction with the settlement of equity forward agreements, all which occurred in the first quarter of 2003. As previously disclosed, management intends to exit all of its outstanding agreements, and expects to complete the exit strategy during 2003. Management does not intend to enter into equity forward agreements in the future. The settlement of the equity forward agreements has not had, and is not expected to have, a material impact on the company's earnings per diluted share. Refer to Note 2 for a discussion of the impact of the adoption of Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150), on the company's earnings per share calculations.

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

NEW ACCOUNTING AND DISCLOSURE STANDARDS
---------------------------------------

SFAS No. 150 requires that certain financial instruments, which previously had been classified as equity, be classified as liabilities in the company's consolidated balance sheet. Under the new rules, the balance sheet classification of the company's equity forward agreements, which are discussed further in Note 6, will change from equity to liabilities. Effective July 1, 2003, all of the company's outstanding equity forward agreements require that the company repurchase its shares by physical settlement. As such, on the July 1, 2003 adoption date, Baxter will recognize a liability relating to these agreements of $571 million (representing the net present value of the redemption amounts as of July 1, 2003), reduce stockholders' equity by $561 million (representing the value of the underlying shares at the contract inception dates), and record the difference of $10 million in the consolidated income statement as the cumulative effect of a change in accounting principle. Subsequent to July 1, 2003, the interest on the established liability will be accreted to the redemption amounts through the contractual maturity dates of the equity forward agreements, or through any earlier termination dates. In calculating earnings per share, the shares underlying any remaining equity forward agreements will be treated as repurchased on July 1, 2003 for both the basic and diluted per share calculations. As previously disclosed and as noted above, the company is in the process of exiting these agreements and expects to complete the exit strategy during 2003. Other than the initial impact of adoption, management does not expect that the new accounting rules will have a material impact on the company's consolidated financial statements, including its earnings per diluted share calculations.

Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (Interpretation No. 46) was issued in January 2003. Interpretation No. 46 defines variable interest entities (VIE) and requires that a VIE be consolidated if certain conditions are met. As a result of these new rules, Baxter will consolidate three VIEs effective July 1, 2003. The VIEs to be consolidated pertain to certain of Baxter's lease arrangements, which were described in Note 5 in Baxter's 2002 Annual Report, in which the company is the primary beneficiary. The leases principally relate to an office building in California, plasma collection centers in various locations throughout the United States, and certain other assets. Adoption of Interpretation No. 46 will result in a cumulative after-tax reduction in net income as of July 1, 2003 of less than $10 million and will increase total assets and liabilities by approximately $160 to $170 million. The ongoing impact of Interpretation No. 46 is not expected to be material.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) was issued in December 2002. The new standard provides alternative methods for transitioning, if a company elects to do so, from the intrinsic method to the fair value-based method of accounting for stock-based employee compensation. SFAS No. 148 also requires additional quarterly and annual disclosures about stock-based compensation. The annual disclosure requirements were effective for 2002, and the new interim disclosure requirements were effective beginning in the first quarter of 2003. The company has implemented the required disclosure provisions. Management does not have immediate plans for the company to voluntarily adopt the fair value-based method of accounting for stock-based employee compensation.

FORWARD-LOOKING INFORMATION
---------------------------

The matters discussed in this report that are not historical facts include forward-looking statements. These statements are based on the company's current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the company and the health-care arenas in which it operates. Many factors could affect the company's actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include, but are not limited to interest rates; technological advances in the medical field; economic conditions; demand and market acceptance risks for new and existing products, technologies and health-care services; the impact of competitive products and pricing; manufacturing capacity; availability of acceptable raw materials and component supply; new plant start-ups; global regulatory, trade and tax policies; regulatory, legal or other developments relating to the company's Series A, AF and AX dialyzers; the ability to obtain adequate insurance coverage at reasonable costs; continued price competition; product development risks, including technological difficulties; ability to enforce patents; patents of third parties preventing or restricting the company's manufacture, sale or use of affected products or technology; actions of regulatory bodies and other government authorities; reimbursement policies of government agencies and private payers; commercialization factors; results of product testing; unexpected quality or safety concerns, whether or not justified, leading to product launch delays, recalls, withdrawals, or declining sales; and other factors described in this report or in the company's other filings with the Securities and Exchange Commission. Additionally, as discussed in Part II - Item
1. Legal Proceedings below, upon the resolution of certain legal matters, the company may incur charges in excess of presently established reserves. Any such charge could have a material adverse effect on the company's results of operations or cash flows in the period in which it is recorded.

Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are unreasonably expensive or unavailable. If the U.S. Dollar strengthens against most foreign currencies, the company's growth rates in its sales and net earnings could be negatively impacted.

Insurance Coverage
------------------
In view of business conditions in the insurance industry, the company's liability insurance coverage, including product liability insurance, with respect to insured occurrences after April 30, 2003, is significantly less than the coverage available for insured occurrences prior to that date. These reductions in insurance coverage available to the company reflect current trends in the liability insurance area generally, and are not unique to the company. Management will continue to pursue higher coverage levels and lower self-insured retentions in the future, when available. It is possible that the company's net income and cash flows could be adversely affected in the future as a result of any losses sustained in the future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Currency risk
For a complete discussion, refer to the caption "Financial Instrument Market Risk" in the company's 2002 Annual Report on Form 10-K. As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange financial instruments relating to hypothetical and reasonably possible near-term movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange forward and option contracts outstanding at June 30, 2003, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, the net liability balance of $66 million (on an after-tax basis) with respect to those contracts would increase by approximately $143 million (on an after-tax basis). With respect to the company's cross-currency swap agreements used to hedge the net assets of certain consolidated foreign affiliates, if the U.S. Dollar uniformly weakened by 10%, the net liability balance of $489 million (on an after-tax basis) with respect to those contracts would increase by approximately $252 million (on an after-tax basis). Any increase or decrease in the fair value of cross-currency swap agreements relating to changes in spot currency exchange rates is completely offset by the change in the value of the hedged net assets. Management intends to hedge the net assets of its consolidated foreign affiliates on a long-term basis, and therefore intends to continue to extend the terms of its hedging instruments past their current contractual maturity dates. At June 30, 2003, all of the cross-currency contracts have maturity dates in 2004 and beyond. When the hedging instruments have been extended or are extended in the future, no cash has been or will be paid to or received from the counterparty. The sensitivity analysis model recalculates the fair value of the foreign currency forward, option and swap contracts outstanding at June 30, 2003 by replacing the actual exchange rates at June 30, 2003 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

Equity risk
As further discussed in the 2002 Annual Report on Form 10-K as well as in Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, in order to partially offset the dilutive effect of employee stock options, the company had periodically entered into forward agreements with independent third parties related to the company's common stock. As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its forward agreements relating to hypothetical and reasonably possible near-term movements in the company's stock price. If the company's stock price as of June 30, 2003 were to decline by 10%, the fair value of these contracts, which were in a negative position of $263 million at June 30, 2003 (based on a common stock price of $26.00 at June 30, 2003), would further decline by approximately $31 million.

Interest rate and other risks
For a complete discussion, refer to the caption "Financial Instrument Market Risk" in the company's 2002 Annual Report on Form 10-K. There have been no significant changes from the information discussed therein.

Item 4.  Controls and Procedures

The company carried out an evaluation, under the supervision and with the participation of the company's Disclosure Committee and the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarterly period covered by this report. The company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to Baxter required to be included in the reports that the company files under the Exchange Act. There has been no change in Baxter's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Baxter's internal control over financial reporting.

Review by Independent Auditors
------------------------------

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2003 and 2002 have been performed by PricewaterhouseCoopers LLP, the company's independent accountants. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants' liability under Section 11 does not extend to it.

                         Report of Independent Auditors
                         ------------------------------

To the Board of Directors and Stockholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2003, and the related condensed consolidated statements of income for each of the three- and six -month periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

/s/  PricewaterhouseCoopersLLP

PricewaterhouseCoopers LLP
Chicago, Illinois
August 6, 2003

                           PART II. OTHER INFORMATION
                   Baxter International Inc. and Subsidiaries

Item 1.  Legal Proceedings.

Baxter International Inc. (Baxter International) and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the company or by companies that were acquired by the company. The most significant of these are reported in the company's Annual Report on Form 10-K for the year ended December 31, 2002 and below, and material developments for the quarter ended June 30, 2003 are described below. These cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case and claim, the jurisdiction in which each suit is brought, and differences in applicable law. Baxter has established reserves in accordance with generally accepted accounting principles for certain of the matters discussed below. For these matters, there is a possibility that resolution of the matters could result in an additional loss in excess of presently established reserves. Also, there is a possibility that resolution of certain of the company's legal contingencies for which there is no reserve could result in a loss. Management is not able to estimate the amount of such loss or additional loss (or range of loss or additional loss). However, management believes that, while such a future charge could have a material adverse impact on the company's net income and net cash flows in the period in which it is recorded or paid, no such charge would have a material adverse effect on Baxter's consolidated financial position.

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

As of June 30, 2003, Baxter International, together with certain of its subsidiaries, was named as a defendant or co-defendant in 123 lawsuits relating to mammary implants, brought by approximately 271 plaintiffs, of which 224 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, ten currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately nine of the pending lawsuits against the company. Additionally, 138 plaintiffs have opted out of the Revised Settlement (representing approximately 81 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of June 30, 2003, 72 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the second quarter of 2003, Baxter obtained dismissals, or agreements for dismissals, with respect to eight plaintiffs.

In addition to the individual suits against the company, a class action on behalf of all women with silicone mammary implants was filed on March 23, 1994 and is pending in the United States District Court (U.S.D.C.) for the Northern District of Alabama involving most manufacturers of such implants, including Baxter, as successor to AHSC (Lindsey, et al., v. Dow Corning, et al.,U.S.D.C., N. Dist. Ala., CV 94-P-11558-S). The class action was certified for settlement purposes only by the court on September 1, 1994, and the settlement terms were subsequently revised and approved on December 22, 1995 (the Revised Settlement). All appeals directly challenging the Revised Settlement have been dismissed.

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

As of June 30, 2003, Baxter was named in 23 lawsuits and 74 claims in the United States, Ireland, Italy, Japan, France and Spain. The U.S.D.C. for the Northern District of Illinois has approved a settlement of all U.S. federal court factor concentrate cases. As of June 30, 2003, approximately 6,241 claimant groups had been found eligible to participate in the settlement. Approximately 6,239 of the claimant groups had received payments as of June 30, 2003.

In Japan, Baxter is a defendant, along with the Japanese government and other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of June 30, 2003, the cases involved 1,365 plaintiffs, of whom 1,354 have settled their claims.

In addition, Immuno International AG (Immuno), acquired by Baxter in 1996, has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by factor concentrates containing the HIV virus. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. Pursuant to the stock purchase agreement between the company and Immuno, as revised in April 1999, approximately 26 million Swiss Francs, which is the equivalent of approximately $19,262,000 based on the exchange rate as of June 30, 2003, of the purchase price is being withheld to cover these contingent liabilities.

As previously reported in the company's Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company's Gammagard (R) IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard (R) IVIG. As of June 30, 2003, Baxter was a defendant in eleven lawsuits and 24 claims in the United States, France, Germany, Italy, Spain and the United Kingdom. One class action in the United States has been certified. In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used Gammagard (R) IVIG between January 1993 and February 1994.

Other

Baxter International has received a request from the Midwest Regional Office of the Securities and Exchange Commission for the voluntary production of documents and information concerning the recent revisions to the company's growth and earnings forecasts for 2003. The company is cooperating fully with the SEC in this matter.

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

In August 2002, six purported class action lawsuits were filed in the U.S.D.C. for the Northern District of Illinois naming Baxter International and its Chief Executive Officer and Chief Financial Officer as defendants. These lawsuits, which were consolidated and sought recovery of unspecified damages, alleged that the defendants violated the federal securities laws by making misleading statements that allegedly caused Baxter International common stock to trade at inflated levels. In December 2002, plaintiffs filed their consolidated amended class action complaint which named nine additional Baxter officers as defendants. On July 17, 2003, the U.S.D.C. for the Northern District of Illinois dismissed in its entirety the consolidated amended class action complaint. In October 2002, Baxter International and members of its Board of Directors were named as defendants in a lawsuit filed in the U.S.D.C. for the Northern District of Illinois by an alleged participant in the Baxter Incentive Investment Plan
(Plan), purportedly on behalf of the Plan and a class of Plan participants who purchased shares of Baxter International common stock. This lawsuit set forth claims for unspecified damages under the Employee Retirement Income Security Act of 1974, as amended, and was based on allegations similar to those made in the securities lawsuits described above. In May 2003, this case was dismissed by the U.S.D.C. for the Northern District of Illinois.

As of June 30, 2003, Baxter International and certain of its subsidiaries were defendants in three civil lawsuits seeking unspecified damages on behalf of persons who allegedly died or were injured as a result of exposure to Baxter's Althane series dialyzers. The company has reached settlements with a number of the families of patients who died in Spain, Croatia and the United States after undergoing hemodialysis on Baxter Althane series dialyzers. The U.S. Government is investigating the matter and Baxter has received a subpoena to provide documents. The government criminal investigations in Spain and Croatia have been closed without the initiation of any criminal action against the company. Other lawsuits and claims may be filed in the United States and elsewhere.

As of June 30, 2003, Baxter International and certain of its subsidiaries have been named as defendants, along with others, in thirteen lawsuits brought in various state and U.S. federal courts on behalf of various classes of purchasers of Medicare and Medicaid eligible drugs alleged to have been injured by Baxter and other defendants as a result of pricing practices for such drugs, which are alleged to be artificially inflated. All of these cases have been transferred to the U.S.D.C. for the District of Massachusetts for consolidated pretrial case management under Multi District Litigation rules. Claimants seek unspecified damages and declaratory and injunctive relief under various state and/or federal statutes. In May 2003, the U.S.D.C. for the District of Massachusetts granted in part defendants' motion to dismiss the consolidated amended complaint. Plaintiffs have filed an amended master consolidated class action complaint. In addition, in January 2002, the Attorney General of Nevada filed a civil suit in the Second Judicial District Court of Washoe County, Nevada. In February 2002, the Attorney General of Montana filed a civil suit in the First Judicial District Court of Lewis and Clark County, Montana. These two lawsuits, which each name a subsidiary of Baxter International as a defendant and seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution, allege that prices for Medicare and Medicaid eligible drugs were artificially inflated in violation of various state laws. In June 2003, the U.S.D.C. for the District of Massachusetts remanded the Nevada case to Washoe County, Nevada and denied plaintiffs' motion to remand the Montana case. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement.

As of June 30, 2003, Baxter International and certain of its subsidiaries have been served as defendants, along with others, in 117 lawsuits filed in various state and U.S. federal courts, eight of which are purported class actions, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or other attention deficit disorders as a result of exposure to vaccines for childhood diseases containing Thimerosal. In the fourth quarter of 2002, the U.S.D.C. for the Southern District of Mississippi dismissed with prejudice three suits and the U.S.D.C. for the Southern District of New York dismissed with prejudice one suit brought against Baxter and others based on the application of the National Vaccine Injury Compensation Act. Additional Thimerosal cases may be filed in the future against Baxter and other companies that marketed Thimerosal-containing products.

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance's businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of June 30, 2003, the company was named as a defendant in 211 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-1997 C.D.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The company's annual meeting of stockholders was held on May 6, 2003, for the purpose of electing directors, ratifying the appointment of PricewaterhouseCoopers LLP as independent accountants, approving Baxter's 2003 Incentive Compensation Program, and voting on the stockholder proposal listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Each of management's nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below.

NAME                                IN FAVOR     ABSTAINED/WITHHELD
-------------------------------    -----------   ------------------
Walter E. Boomer                   462,404,722           41,689,910

James R. Gavin III, M.D., Ph.D.    491,091,725           13,002,907

Kees J. Storm                      490,636,652           13,457,980

The results of the other matters voted upon at the annual meeting are as follows:

                                                                             BROKER
PROPOSAL                            IN FAVOR       AGAINST     ABSTAINED    NON-VOTES
-------------------------------    -----------   -----------   ----------   ----------
The appointment of
PricewaterhouseCoopers LLP as
independent accountants for the
company in 2003 was approved.      442,451,417    57,588,901    4,054,314      -0-

Baxter's 2003 Incentive
Compensation Program was
approved.                          359,371,988   139,628,976    5,093,668      -0-

The stockholder proposal
relating to cumulative voting
in the election of directors
was not approved.                  158,746,314   221,919,738   53,047,630   70,380,950

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibits required by Item 601 of Regulation S-K are listed in the
         Exhibit Index hereto.

(b)      Reports on Form 8-K

         On April 16, 2003, Baxter International Inc. filed a current report on Form 8-K under Item 12 attaching a press release reporting its financial results for the first quarter of 2003.

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

                                          BAXTER INTERNATIONAL INC.
                                          --------------------------------------
                                                    (Registrant)


Date: August 13, 2003                    By:  /s/  Brian P. Anderson
                                               ---------------------------------
                                               Brian P. Anderson
                                               Senior Vice President and Chief
                                               Financial Officer
                                               (Chief Accounting Officer)

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

--------------------------------------------------------------------------------

Number  Description of Exhibit
------  ------------------------------------------------------------------------

10.8 Baxter International Inc. Non- Employee Director Stock Option Plan for Annual Grant, as amended and restated effective May 6, 2003

10.31 Baxter International Inc. Non- Employee Director Compensation Plan adopted May 6, 2003.

12      Computation of Ratio of Earnings to Fixed Charges

15      Letter Re Unaudited Interim Financial Information

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350