Form 10-Q
period 2003-09-30
BAXTER INTERNATIONAL INC
filed 2003-11-06
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-4448

BAXTER INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	36-0781620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Baxter Parkway, Deerfield, Illinois	60015-4633
(Address of principal executive offices)	(Zip Code)

(847) 948-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 31, 2003 was 610,302,038 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$2,219	$2,029	$6,379	$5,849
Costs and expenses
Cost of goods sold	1,247	1,089	3,554	3,115
Marketing and administrative expenses	438	377	1,315	1,150
Research and development expenses	137	121	412	359
In-process research and development expense	—	—	—	51
Restructuring charge	—	—	337	—
Interest, net	25	11	71	41
Other expense	6	6	46	82

Total costs and expenses	1,853	1,604	5,735	4,798

Income from continuing operations before income taxes and cumulative effect of accounting changes	366	425	644	1,051
Income tax expense	88	108	100	277

Income from continuing operations before cumulative effect of accounting changes	278	317	544	774
Discontinued operations	(5)	(1)	(17)	(5)

Income before cumulative effect of accounting changes	273	316	527	769
Cumulative effect of accounting changes, net of income tax benefit of $5	(17)	—	(17)	—

Net income	$256	$316	$510	$769

Earnings per basic common share
Continuing operations	$0.47	$0.52	$0.91	$1.29
Discontinued operations	(0.01)	—	(0.02)	(0.01)
Cumulative effect of accounting changes	(0.03)	—	(0.03)	—

Net income	$0.43	$0.52	$0.86	$1.28

Earnings per diluted common share
Continuing operations	$0.47	$0.51	$0.90	$1.25
Discontinued operations	(0.01)	—	(0.03)	(0.01)
Cumulative effect of accounting changes	(0.03)	—	(0.03)	—

Net income	$0.43	$0.51	$0.84	$1.24

Weighted average number of common shares outstanding
Basic	589	603	595	602

Diluted	592	624	604	620

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		September 30, 2003	December 31, 2002
Current assets	Cash and equivalents	$ 830	$ 1,169
	Accounts and other current receivables	1,900	1,838
	Inventories	2,101	1,745
	Short-term deferred income taxes	182	125
	Prepaid expenses and other	339	283

	Total current assets	5,352	5,160

Property, plant	At cost	7,535	6,679
and equipment	Accumulated depreciation and amortization	(3,155)	(2,772)

	Net property, plant and equipment	4,380	3,907

Other assets	Goodwill	1,581	1,494
	Other intangible assets	533	526
	Other	1,507	1,391

	Total other assets	3,621	3,411

Total assets		$13,353	$12,478

Current	Short-term debt	$ 149	$ 112
liabilities	Current maturities of long-term debt and lease obligations	2	108
	Accounts payable and accrued liabilities	2,546	3,043
	Income taxes payable	540	588

	Total current liabilities	3,237	3,851

Long-term debt and lease obligations		4,778	4,398

Long-term deferred income taxes		139	29

Other long-term liabilities		1,738	1,261

Commitments and contingencies

Stockholders’ equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,574,109 shares in 2003 and 626,574,109 shares in 2002	649	627
	Common stock in treasury, at cost, 38,752,456 shares in 2003 and 27,069,808 shares in 2002	(1,918)	(1,326)
	Additional contributed capital	3,783	3,223
	Retained earnings	2,184	1,689
	Accumulated other comprehensive loss	(1,237)	(1,274)

	Total stockholders’ equity	3,461	2,939

Total liabilities and stockholders’ equity		$13,353	$12,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Nine months ended September 30,
(brackets denote cash outflows)		2003	2002
Cash flows from	Income from continuing operations before cumulative effect of non-cash accounting changes	$ 544	$ 774
operations	Adjustments
	Depreciation and amortization	399	325
	Deferred income taxes	(135)	84
	Restructuring charge	337	—
	In-process research and development	—	51
	Other	34	90
	Changes in balance sheet items
	Accounts receivable	4	(228)
	Inventories	(236)	(297)
	Accounts payable and accrued liabilities	(204)	(260)
	Net litigation payable and other	(75)	(81)

	Cash flows from continuing operations	668	458
	Cash flows from discontinued operations	5	(55)

	Cash flows from operations	673	403

Cash flows	Capital expenditures	(562)	(564)
from investing	Acquisitions (net of cash received) and investments in affiliates	(106)	(120)
activities	Divestitures and other asset dispositions	—	32

	Cash flows from investing activities	(668)	(652)

Cash flows	Issuances of debt and lease obligations	654	689
from financing	Redemptions of debt and lease obligations	(1,001)	(541)
activities	Increase in debt with maturities of three months or less, net	335	92
	Common stock cash dividends	(346)	(348)
	Proceeds from stock issued under employee benefit plans	60	165
	Issuance of stock	644	—
	Purchases of treasury stock	(714)	(141)

	Cash flows from financing activities	(368)	(84)

Effect of currency exchange rate changes on cash and equivalents		24	29

Decrease in cash and equivalents		(339)	(304)
Cash and equivalents at beginning of period		1,169	582

Cash and equivalents at end of period		$ 830	$ 278

Supplemental schedule of non-cash investing activities
Fair value of assets acquired, net of liabilities assumed		$ 106	$ 280
Common stock issued at fair value		—	160

Net cash paid		$ 106	$ 120

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s 2002 Annual Report to Stockholders (2002 Annual Report).

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

Stock compensation plans

The company has a number of stock-based employee compensation plans, including stock option, stock purchase and restricted stock plans. The company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans. In accordance with this intrinsic value method, no compensation expense is recognized for the company’s fixed stock option plans and employee stock purchase plans. The following table illustrates the effect on net income and earnings per share (EPS) if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2003	2002	2003	2002
Net income, as reported	$ 256	$ 316	$ 510	$ 769
Add: Stock-based employee compensation expense included in reported net income, net of tax	1	—	1	2
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(35)	(35)	(120)	(115)

Pro forma net income	$ 222	$ 281	$ 391	$ 656

Earnings per basic share
As reported	$0.43	$0.52	$0.86	$ 1.28
Pro forma	$0.38	$0.47	$0.66	$ 1.09

Earnings per diluted share
As reported	$0.43	$0.51	$0.84	$ 1.24
Pro forma	$0.38	$0.46	$0.65	$ 1.07

Changes in accounting principles

The company adopted two new accounting standards during the third quarter of 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), and Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). In conjunction with the adoption of these standards, Baxter recorded a charge to earnings for the cumulative effect of these changes in accounting principles totaling $17 million (net of income tax benefit of $5 million).

SFAS No. 150

SFAS No. 150, which was effective July 1, 2003, requires that certain financial instruments, which previously had been classified as equity, be classified as liabilities. This new standard was applied to the company’s equity forward agreements, which are discussed further in Note 6. On July 1, 2003, the company recognized a $571 million liability relating to these agreements (representing the net present value of the redemption amounts on that date), reduced stockholders’ equity by $561 million (representing the value of the underlying shares at the contract inception dates), and recorded the difference of $10 million in the consolidated income statement as the cumulative effect of a change in accounting principle. Other than for the impact of adoption, SFAS No. 150 did not have a material impact on the company’s consolidated financial statements during the quarter and the ongoing impact is not expected to be material since the company settled its remaining equity forward agreements during the third quarter of 2003. Refer to Note 2 regarding the impact of SFAS No. 150 on the calculation of EPS.

FIN 46

FIN 46, which was adopted July 1, 2003, defines variable interest entities (VIEs) and requires that a VIE be consolidated if certain conditions are met. Upon adoption of this new standard, Baxter consolidated three VIEs. The VIEs pertain to certain of Baxter’s lease arrangements in which the company is the primary beneficiary. The lease arrangements are described in Note 5 to the consolidated financial statements for the year ended December 31, 2002, which are included in Baxter’s 2002 Annual Report. The leases principally relate to an office building in California, and plasma collection centers in various locations throughout the United States. The consolidation of the VIEs on July 1, 2003 resulted in an increase in property and equipment of $160 million and a net increase in debt and other liabilities of $167 million. The difference of $7 million was recorded in the consolidated income statement as the cumulative effect of a change in accounting principle. Other than for the impact of adoption, FIN 46 did not have a material impact on the company’s consolidated financial statements, and the ongoing impact is not expected to be material.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

Net interest expense consisted of the following.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Interest expense	$33	$ 14	$ 94	$ 54
Interest income	(7)	(3)	(21)	(13)

Interest expense, net	$26	$ 11	$ 73	$ 41

Continuing operations	$25	$ 11	$ 71	$ 41
Discontinued operations	$ 1	—	$ 2	—

Comprehensive income

Total comprehensive income was $260 million and $248 million for the three months ended September 30, 2003 and 2002, respectively, and $547 million and $418 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in comprehensive income during the quarter and year-to-date period was principally related to increases in the value of the company’s foreign currency hedges and favorable currency translation adjustments, partially offset by lower net income.

Earnings per share

The numerator for both basic and diluted EPS is net earnings available to common shareholders. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The following is a reconciliation of the shares (denominator) of the basic and diluted per-share computations.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Basic shares	589	603	595	602
Effect of dilutive securities
Employee stock options	1	7	1	15
Equity forward agreements	—	14	7	2
Employee stock purchase plans	2	—	1	1

Diluted shares	592	624	604	620

As discussed in Note 1, the company adopted SFAS No. 150 on July 1, 2003. Effective with the adoption of this accounting standard, the shares underlying the equity forward agreements (11.9 million shares on July 1, 2003) were treated as repurchased for both the basic and diluted calculations. The company exited all of these agreements during the third quarter of 2003.

Inventories

Inventories consisted of the following.

(in millions)	September 30, 2003	December 31, 2002
Raw materials	$ 532	$ 439
Work in process	706	511
Finished products	863	795

Total inventories	$2,101	$1,745

Other expense

Other income and expense generally includes the impact of fluctuations in currency exchange rates, and amounts relating to minority interests and equity method investments. Other expense for the nine months ended September 30, 2003 and September 30, 2002 included impairment charges totaling $13 million and $70 million, respectively, relating to investments whose decline in value was deemed to be other than temporary, with the investments written down to their market values, as determined by reference to quoted market prices. Also included in other expense in the year-to-date period ended September 30, 2003 were $11 million in costs associated with the redemption of the company’s convertible bonds.

Product warranties

The following is a summary of activity in the product warranty liability.

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(in millions)	2003	2002	2003	2002
Beginning of period	$52	$47	$ 53	$ 45
New warranties and adjustments to existing warranties	7	8	20	23
Payments in cash or in kind	(8)	(7)	(22)	(20)

End of period	$51	$48	$ 51	$ 48

3. DISCONTINUED OPERATIONS

During the fourth quarter of 2002, the company recorded a $294 million pre-tax charge ($229 million on an after-tax basis) principally associated with management’s decision to divest the majority of the services businesses included in the Renal segment. The Renal segment’s services portfolio consisted of Renal Therapy Services (RTS), which operates dialysis clinics in partnership with local physicians in international markets, RMS Disease Management, Inc., a renal-disease management organization, and RMS Lifeline, Inc., a provider of management services to renal access care centers.

Included in the total pre-tax charge was $269 million for non-cash costs, consisting of $174 million to write down certain property and equipment, goodwill and other intangible assets, and other assets due to impairment, with the impairment loss estimated based on market data for the related assets, and $95 million to write off the related cumulative currency translation losses included in stockholders’ equity. The book values of goodwill and other intangible assets (which principally consisted of management contracts) of $96 million were completely written off as their fair values were estimated to be zero based on management’s assessment of the value of the businesses. Because the discontinued operations consisted of recent acquisitions or businesses that had not been fully integrated into their respective segments, the book value of the acquired goodwill was written off. The property and equipment of $70 million was written down to $4 million. The remaining write-downs of $12 million related to other assets. Also included in the pre-tax charge was $25 million for cash costs, principally relating to severance and other employee-related costs associated with the elimination of approximately 75 positions, as well as legal and contractual commitment costs.

The company’s consolidated statements of income and cash flows have been restated to reflect the results of operations and cash flows of the businesses to be divested as discontinued operations. The consolidated balance sheets at September 30, 2003 and December 31, 2002 have not been restated as the assets and liabilities of the businesses to be divested are immaterial to the company’s consolidated balance sheets. Net revenues relating to the discontinued businesses were $42 million and $142 million for the quarter and year-to-date period ended September 30, 2003, respectively, and $73 million and $225 million for the quarter and year-to-date period ended September 30, 2002, respectively. The losses from the discontinued operations were $5 million and $1 million for the three months ended September 30, 2003 and 2002, respectively (net of tax benefits of $3 million and $2 million, respectively), and $17 million and $5 million for the nine months ended September 30, 2003 and 2002, respectively (net of tax benefits of $6 million and $5 million, respectively).

The company has sold RMS Lifeline, Inc. and RMS Disease Management, Inc. The company also closed certain transactions in conjunction with the divestiture of most of the RTS centers. The majority of the remaining RTS centers to be divested are expected to be sold, or be under contract for sale, by the end of 2003.

During the three- and nine-month periods ended September 30, 2003, $4 million and $6 million of the reserve for cash costs was utilized, respectively. During the year-to-date period, as the final form of certain of the divestitures became known, approximately $8 million of the reserve for cash costs was reversed and reported within discontinued operations in the accompanying consolidated income statements. The remaining reserve for cash costs of $11 million is expected to be utilized in 2003 and 2004.

4. ACQUISITIONS AND INTANGIBLE ASSETS

Pro forma information

The following pro forma information presents a summary of the company’s consolidated results of operations as if any acquisitions during 2003 and 2002 had taken place as of the beginning of 2002, giving effect to purchase accounting adjustments.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2003	2002	2003	2002
Net sales	$2,219	$2,084	$6,379	$6,028
Income from continuing operations before cumulative effect of accounting changes	$278	$329	$544	$804
Net income	$256	$328	$510	$799
Net income per diluted share	$0.43	$0.53	$0.84	$1.29

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

Goodwill

The following is a summary of the activity in goodwill by business segment.

(in millions)	Medication Delivery	BioScience	Renal	Total
Balance at December 31, 2002	$797	$551	$146	$1,494
ESI	24	—	—	24
Other (principally due to changes in currency exchange rates)	37	10	16	63

Balance at September 30, 2003	$858	$561	$162	$1,581

The company made a $24 million additional purchase price payment related to the fourth quarter 2002 acquisition of ESI Lederle (ESI), a division of Wyeth, which was contractually due based on the finalization of the acquisition-date balance sheet. Goodwill impairment losses relating to the Medication Delivery and BioScience segments associated with management’s second quarter 2003 restructuring decisions, as further discussed in Note 5, are included in “Other” in the table above, and were not material to the company’s consolidated financial statements.

Other intangible assets

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with indefinite useful lives are not material to the company. The following is a summary of the company’s intangible assets subject to amortization at September 30, 2003 and December 31, 2002.

(in millions, except amortization period data)	Developed technology, including patents	Manufacturing, distribution and other contracts	Other	Total
September 30, 2003

Gross intangible assets	$713	$39	$63	$815
Accumulated amortization	264	13	12	289

Net intangible assets	$449	$26	$51	$526

Weighted-average amortization period (in years)	15	8	20	15

December 31, 2002

Gross intangible assets	$691	$30	$50	$771
Accumulated amortization	234	9	9	252

Net intangible assets	$457	$21	$41	$519

Weighted-average amortization period (in years)	15	7	19	15

The amortization expense for these intangible assets was $11 million and $13 million for the three months ended September 30, 2003 and 2002, respectively, and $38 million and $31 million for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003, the anticipated annual amortization expense for these intangible assets is $51 million, $50 million, $47 million, $45 million, $40 million and $37 million in 2003, 2004, 2005, 2006, 2007 and 2008, respectively.

Subsequent event

In October 2003 the company acquired certain assets from Alpha Therapeutic Corporation (Alpha), most significantly Aralast, a plasma-derived alpha-1 antitrypsin therapeutic. Aralast is expected to expand the BioScience segment’s portfolio of biopharmaceutical products, as well as broaden its therapeutic focus in the pulmonology area. Concurrently, Baxter sold three plasma collection centers, a central testing laboratory and certain other assets acquired from Alpha. The purchase price, net of divestiture proceeds, was approximately $80 million (including a $10 million deferred payment to Alpha), and is subject to adjustment based on the resolution of certain contingencies. The company has closed the 38 plasma collection centers in the United States which were included in the assets acquired from Alpha.

5. SPECIAL CHARGES

Second quarter 2003 restructuring charge

During the second quarter of 2003, the company recorded a $337 million restructuring charge ($202 million, or $0.33 per diluted share, on an after-tax basis) principally associated with management’s decision to close certain facilities and reduce headcount on a global basis. Management decided to take these actions in order to position the company more competitively and to enhance the company’s profitability. The company has closed 26 plasma collection centers across the United States, as well as a plasma fractionation facility located in Rochester, Michigan, in order to improve the economics of its plasma therapies business. In addition, the company is consolidating and integrating several facilities, including facilities in Maryland; Frankfurt, Germany; Issoire, France; and Mirandola, Italy. Management also discontinued Baxter’s recombinant hemoglobin protein program because it did not meet expected clinical milestones. Also included in the charge are costs related to other reductions in the company’s workforce.

Included in the pre-tax charge was $128 million for non-cash costs, principally to write down property, plant and equipment (P,P&E), and goodwill and other intangible assets due to impairment, with the majority pertaining to P,P&E. The impairment loss relating to the P,P&E was based on market data for the assets. The impairment loss relating to goodwill and other intangible assets was based on management’s assessment of the value of the related businesses. Included in the pre-tax charge was $209 million for cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of approximately 3,200 positions worldwide. Approximately 40% of the reductions in positions are in the United States, with the remaining 60% in the rest of the world. Across functional areas, about half of the total workforce reductions are manufacturing-related, with the remainder primarily selling, general and administrative positions.

During the third quarter of 2003, $28 million of the reserve for cash costs was utilized, and approximately 1,740 positions were eliminated. The majority of the cash costs are expected to be paid and the remaining positions are expected to be eliminated by the end of 2004.

Fourth quarter 2002 research and development prioritization charge

The company recorded a charge of $26 million ($15 million, or $0.02 per diluted share, on an after-tax basis) in the fourth quarter of 2002 to prioritize the company’s investments in certain of the company’s research and development (R&D) programs across the three operating segments. The charge was a result of management’s comprehensive assessment of the company’s R&D pipeline with the goal of having a focused and balanced strategic portfolio, which maximizes the company’s resources and generates the most significant return on the company’s investment. The charge included $14 million of cash costs, primarily relating to employee severance associated with the planned elimination of approximately 160 R&D positions, and $12 million of non-cash costs to write down certain P,P&E and other assets due to impairment. Approximately $1 million and $10 million of cash costs were paid during the quarter and nine-month period ended September 30, 2003, respectively, and the remaining reserve at September 30, 2003 was $2 million. Approximately 148 positions have been eliminated through September 30, 2003, and management estimates that a total of approximately 152 positions will ultimately be eliminated. Management expects that the reserve will be fully utilized, with the majority of the remaining employee severance costs paid by the end of 2003, and certain lease payments, which continue without benefit, paid by early 2005.

Fourth quarter 2001 A, AF and AX series dialyzers charge

In the fourth quarter of 2001 the company recorded a pre-tax charge of $189 million ($156 million, or $0.26 per diluted share, on an after-tax basis) to cover the costs of discontinuing the A, AF and AX series Renal segment dialyzer product line and other related costs. Included in the total pre-tax charge was $116 million for non-cash costs, principally for the write-down of goodwill and other intangible assets, inventories and P,P&E. Also included in the charge was $73 million for cash costs, principally pertaining to legal costs, recall costs, contractual commitments, and severance and other employee-related costs associated with the elimination of approximately 360 positions. The majority of the positions were located in the Ronneby, Sweden and Miami Lakes, Florida, manufacturing facilities, which have been closed. Approximately $1 million and $4 million in legal costs were paid during the three- and nine-month periods ended September 30, 2003, respectively, approximately $1 million in severance and other employee-related costs were paid during both the three- and nine-month periods ended September 30, 2003, and approximately $1 million of recall and contractual costs were paid during the nine-month period ended September 30, 2003. The remaining balance in the reserve for cash costs is $32 million at September 30, 2003, of which $29 million relates to legal costs. Except for legal costs, the remaining balance in the reserve at September 30, 2003 is expected to be substantially utilized by the end of the year. Certain legal payments and related insurance recoveries are expected to occur in 2004. Refer to Note 7 for a discussion of legal proceedings and investigations relating to this matter.

6. FINANCIAL INSTRUMENTS

Securitizations

Where economical, the company has entered into agreements with various financial institutions whereby it periodically securitizes an undivided interest in certain pools of receivables. The securitized receivables principally consist of lease receivables originated in the United States, and trade receivables originated in Europe and Japan. The company continues to service these receivables. The securitization programs require that the underlying receivables meet certain eligibility criteria, including concentration and aging limits. Certain of the arrangements are non-recourse, and others include limited recourse provisions, which are not material to the consolidated financial statements. A subordinated interest in each securitized portfolio is generally retained by the company. The carrying value of the transferred receivables is allocated between the portion sold and the portion retained by Baxter based on their relative fair values. The fair values of the retained interests are estimated taking into consideration both historical experience and current projections with respect to the transferred assets’ future credit losses and prepayment rates. The key assumptions used when estimating the fair value of the retained interests include the discount rate (which generally averages approximately 5%), the expected weighted-average life (which averages approximately 4 years for lease receivables and 3 months for trade receivables) and anticipated credit losses (which are expected to be immaterial as a result of needing to meet the eligibility criteria mentioned above). Refer to the 2002 Annual Report for a complete description of the company’s securitization arrangements.

The company generated net cash inflows of $10 million and net cash outflows of $44 million for the three and nine months ended September 30, 2003, respectively, and generated net cash inflows of $2 million and net cash outflows of $16 million for the three and nine months ended September 30, 2002, respectively. A summary of activity is as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Sold receivables at beginning of period	$ 644	$ 659	$721	$683
Proceeds from sales of receivables	458	478	1,334	1,636
Cash collections (remitted to the owners of the receivables)	(448)	(476)	(1,378)	(1,652)
Effect of currency exchange-rate changes	7	2	(16)	(4)

Sold receivables at end of period	$ 661	$ 663	$661	$663

Equity forward agreements

In order to partially offset the potentially dilutive effect of employee stock options, the company had periodically entered into forward agreements with independent third parties related to the company’s common stock. Refer to Baxter’s 2002 Annual Report for further discussion of these agreements.

The adoption of SFAS No. 150 on July 1, 2003 changed the accounting for the company’s equity forward agreements. Refer to Notes 1 and 2 for a discussion of the impact of adoption and the accounting treatment for these agreements under the new rules.

As previously disclosed, management decided to exit all of Baxter’s equity forward agreements, and the company completed this exit strategy during the third quarter of 2003. During the three- and nine-month periods ended September 30, 2003, the company physically settled agreements related to 11.9 million and 15 million shares, respectively, of Baxter common stock. Such common stock repurchases totaled $561 million and $714 million during the quarter and year-to-date period ended September 30, 2003, respectively. As discussed in Note 2, with the adoption of SFAS No. 150, the shares underlying the equity forward agreements were treated as repurchased on July 1, 2003. The total cash payment of $574 million to exit the remaining equity forward agreements in September 2003 consisted of the $561 million stock repurchase amount on July 1, 2003 plus $13 million interest accretion through the September settlement date. During the third quarter the company issued 22 million of common shares and received net proceeds of $644 million, which were used primarily to settle the equity forward agreements. The settlement of the equity forward agreements has not had a material impact on Baxter’s earnings per diluted share. There were no equity forward agreements outstanding at September 30, 2003, and management does not intend to enter into equity forward agreements in the future.

7. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

Refer to “Part II - Item 1. Legal Proceedings” below.

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

Certain items are maintained at corporate headquarters (Corporate) and are not allocated to the segments. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, corporate headquarters costs, certain non-strategic investments and related income and expense, certain nonrecurring gains and losses, certain restructuring costs, deferred income taxes, certain foreign currency fluctuations, the majority of foreign currency and interest rate hedging activities, and certain litigation liabilities and related insurance receivables.

Financial information for the company’s segments for the quarter and nine-month period ended September 30 is as follows.

(in millions)	Medication Delivery	BioScience	Renal	Other	Total
Three months ended September 30,

2003
Net sales	$948	$820	$451	—	$2,219
Pre-tax income	186	163	82	$(65)	366

2002
Net sales	$820	$776	$433	—	$2,029
Pre-tax income	142	172	99	$ 12	425

(in millions)	Medication Delivery	BioScience	Renal	Other	Total
Nine months ended September 30,

2003
Net sales	$2,736	$2,333	$1,310	—	$6,379
Pre-tax income	483	466	227	$(532)	644

2002
Net sales	$2,353	$2,254	$1,242	—	$5,849
Pre-tax income	409	481	237	$ (76)	1,051

The following are reconciliations of total segment amounts to amounts per the condensed consolidated income statements.

	Three months ended September 30,
(in millions)	2003	2002
Pre-tax income
Total pre-tax income from segments	$431	$413
Unallocated amounts
Interest expense, net	(25)	(11)
Certain currency exchange rate fluctuations and hedging activities	(16)	6
Other Corporate items	(24)	17

Income from continuing operations before income taxes and cumulative effect of accounting changes	$366	$425

	Nine months ended September 30,
(in millions)	2003	2002
Pre-tax income
Total pre-tax income from segments	$1,176	$1,127
Unallocated amounts
Interest expense, net	(71)	(41)
Restructuring charge	(337)	—
In-process research and development	—	(51)
Certain currency exchange rate fluctuations and hedging activities	(49)	74
Other Corporate items	(75)	(58)

Income from continuing operations before income taxes and cumulative effect of accounting changes	$ 644	$1,051

9. SHARED INVESTMENT PLAN

As further discussed in the 2002 Annual Report, in order to align management and shareholder interests, in 1999 the company sold shares of the company’s stock to 142 of Baxter’s senior managers. The participants used five-year full-recourse personal bank loans to purchase the stock at the May 3, 1999 closing price (adjusted for the company’s stock split) of $31.81. Baxter has guaranteed repayment to the banks in the event a participant in the plan defaults on his or her obligations. The plan also includes certain risk-sharing provisions whereby, after May 3, 2002, the company shares 50% in any loss incurred by the participants relating to a stock price decline.

In May 2003, management announced that, in order to continue to align management and shareholder interests and to balance both the short- and long-term needs of Baxter, the board of directors authorized the company to provide a new three-year guarantee at the May 6, 2004 loan due date for 71 non-officer employees who remain in the plan, should they so elect to extend their loans. As of May 6, 2004, the 50% risk-sharing provision included in the current plan will terminate. The principal amount under the company’s loan guarantee that will be effective on May 6, 2004 relating to the eligible employees who have elected to extend their loans, is $81 million. With respect to the guarantees provided to eligible participants, the company may take actions relating to participants and their assets to obtain full reimbursement for any amounts paid by the company to the bank pursuant to the loan guarantee. The new three-year guarantee is not expected to have a material impact on the company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The 2002 Annual Report to Stockholders of Baxter International Inc. (2002 Annual Report) contains management’s discussion and analysis of the financial condition and results of operations of Baxter International Inc. and its subsidiaries (the company or Baxter) for the year ended December 31, 2002. In the 2002 Annual Report, management outlined its key financial objectives for 2003. The table below reflects these objectives, as well as management’s revised expectations, and the company’s results through September 30, 2003.

FULL YEAR 2003 OBJECTIVES PER 2002 ANNUAL REPORT	RESULTS THROUGH SEPTEMBER 30, 2003
• Grow sales in the 10-12% range.	• Management now expects sales growth for full-year 2003 to be in the 8-10% range. Net sales for the nine months ended September 30, 2003 increased 9%.

• Grow earnings per diluted share (from continuing operations) to the $2.22-$2.29 range, or growth of 11-15%.

•      Management now expects to generate earnings per diluted share from continuing operations in the $1.65-$1.75 range, including the $0.33 per diluted share impact of the restructuring charge. For the nine months ended September 30, 2003, earnings per diluted share from continuing operations before the cumulative effect of accounting changes (EPS) was $0.90, declining 28% from the prior year.

• Generate $1.3-$1.5 billion in cash flows from operations.

•      Management now expects to generate $1.2 billion in cash flows from operations. The company generated a net cash inflow from operations of $673 million during the nine months ended September 30, 2003, with a $668 million inflow from continuing operations and a $5 million inflow from discontinued operations.

RESULTS OF CONTINUING OPERATIONS

NET SALES

	Three months ended September 30,		Percent increase	Nine months ended September 30,		Percent increase
(in millions)	2003	2002		2003	2002
International	$1,152	$1,055	9%	$3,359	$3,002	12%
United States	1,067	974	10%	3,020	2,847	6%

Total net sales	$2,219	$2,029	9%	$6,379	$5,849	9%

Currency exchange rate fluctuations benefited sales growth by 3 percentage points in the quarter and 5 percentage points in the year-to-date period. During the quarter and year-to-date period, the United States Dollar weakened principally relative to the Euro and Japanese Yen, partially offset by a strengthening principally relative to certain Latin American currencies. Refer to Note 8 to the condensed consolidated financial statements for a summary of net sales by segment.

Medication Delivery

The Medication Delivery segment generated 16% sales growth for both the three- and nine-month periods ended September 30, 2003. Approximately 6 points and 7 points of growth in the quarter and year-to-date period, respectively, were generated by recent acquisitions, net of divestitures, which principally related to the December 2002 acquisition of ESI Lederle (ESI), a leading manufacturer and distributor of injectable drugs used in the United States hospital market. Sales of anesthesia and critical care products, excluding ESI, contributed 2 points to the segment’s sales growth in both the quarter and year-to-date period, respectively, primarily due to increased sales of certain proprietary and generic drugs. Sales of generic and branded pre-mixed drugs and drug delivery products contributed 4 points of sales growth in both the quarter and year-to-date period. The remaining growth was fueled by increased sales of intravenous therapies, which principally include intravenous solutions and nutritional products and increased sales of electronic infusion pumps and related tubing sets.

BioScience

Sales in the BioScience segment increased 6% and 4% for the three- and nine-month periods ended September 30, 2003, respectively. The primary driver was increased sales of recombinants, contributing 5 points and 2 points of growth for the quarter and year-to-date period, respectively. Recombinant growth was fueled by higher demand for Recombinate Antihemophilic Factor (rAHF) (Recombinate), primarily in the United States market, as well as the launch of the segment’s advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM (Advate), which received regulatory approval in the United States in July 2003. Sales growth in vaccines contributed 2 points and 1 point of growth, respectively, in the quarter and year-to-date periods. Vaccines growth in the quarter was principally fueled by increased sales of smallpox vaccines. In the year-to-date period, increased sales of tick-borne encephalitis vaccines were partially offset by the impact of a prior year sale of crude bulk vaccine to Acambis, Inc. in conjunction with its smallpox vaccine contract with the U.S. Government. Growth of biosurgery products sales in both the quarter and year-to-date period was offset by a decline in sales of plasma-derived products, including antibody therapies. The decline in sales of plasma-based products was principally in the U.S. market, and was primarily due to increased competition, lower pricing compared to the prior year, and a shift in the market from plasma to recombinant hemophilia products. While pricing has stabilized over the last nine months, these factors may unfavorably impact sales beyond the third quarter of 2003. In addition, refer to the discussion below regarding the company’s second quarter 2003 restructuring charge whereby, in addition to other actions, management has closed 26 plasma collection centers.

Renal

Sales from continuing operations in the Renal segment increased 4% and 5% for the three- and nine-month periods ended September 30, 2003, respectively. Increased sales of peritoneal dialysis products contributed 4 points to the sales growth for the both the quarter and year-to-date periods, primarily as a result of an increase in patients in certain markets, such as Latin America and Asia. The remaining growth in the year-to-date period was primarily due to increased sales of hemodialysis products. As further discussed in Note 3, in the fourth quarter of 2002, management decided to divest the majority of the Renal segment’s services businesses. The results of operations of the services businesses are no longer part of continuing operations, but are reported as discontinued operations in the consolidated statements of income.

The following tables show key ratios of certain income statement items as a percent of sales.

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2003	2002			2003	2002
Gross margin	43.8%	46.3%	(2.5 pts.	)	44.3%	46.7%	(2.4 pts.	)
Marketing and administrative expenses	19.7%	18.6%	1.1 pts.		20.6%	19.7%	0.9 pts.

The decline in Baxter’s gross margin during the quarter and year-to-date period primarily related to the BioScience segment, partially offset by increases in the Medication Delivery segment, coupled with the impact of foreign currency fluctuations. As discussed above, sales of the BioScience segment’s plasma-based products have been impacted by increased competition and related pricing pressures, which, while stabilizing, unfavorably affected the gross margin for these products during both the quarter and nine-month period. The increase in the gross margin in the Medication Delivery segment was principally due to strong sales of higher-margin anesthesia and drug delivery products, as well as incremental higher-margin sales related to the December 2002 acquisition of ESI. The product mix within Medication Delivery was also favorably impacted in the year-to-date period by reduced sales in certain lower-margin distribution businesses in countries outside the United States, as a result of management’s decision to slowly withdraw from these businesses.

Marketing and administrative expenses as a percentage of sales increased during the quarter and year-to-date period primarily due to increased investments in sales and marketing programs in conjunction with the launch of new products, such as Advate, and to drive overall sales growth. The increase was also due to favorable legal adjustments recorded in 2002, totaling $11 million and $24 million in the three months and nine months ended September 30, 2002, respectively, which was principally related to favorable insurance recoveries.

As discussed in the 2002 Annual Report, the company’s costs in 2003 were reduced by $30 million as a result of a change in the employee vacation policy. This benefit is more than offset by increased expenses in 2003 related to certain of the company’s other benefit plans. The increased other benefit plan costs are principally resulting from a reduction in the long-term rate of return expected on pension assets and a lower discount rate assumption used to calculate pension and other postretirement benefit costs (totaling $34 million), as well as amortization of unrecognized net losses relating to the pension and other postretirement plans (totaling $18 million). Refer to the Critical Accounting Policies discussion below for further information regarding the change in assumptions and management’s determination of the assumptions.

RESEARCH AND DEVELOPMENT

	Three months ended September 30,		Percent increase	Nine months ended September 30,		Percent increase
(in millions)	2003	2002		2003	2002
Research and development expenses	$137	$121	13%	$412	$359	15%
As a percent of sales	6.2%	6.0%		6.5%	6.1%

The company’s second quarter 2002 $51 million in-process research and development (IPR&D) charge relating to the acquisition of Fusion Medical Technologies, Inc. (Fusion), a business that develops and commercializes proprietary products used to control bleeding during surgery, is reported separately on the consolidated income statements, and is not included in the research and development (R&D) amounts above. Refer to the 2002 Annual Report for a discussion of this acquisition and the related charge. The increase in R&D expenses for the quarter and year-to-date period was primarily due to increased investments in the Medication Delivery segment. Recent acquisitions relating to this segment, principally the late 2002 acquisitions of ESI and Epic Therapeutics, Inc. (Epic), a business specializing in the formulation of drugs for injection or inhalation, contributed 4 points and 5 points to the R&D growth rate for the quarter and year-to-date period, respectively. Also contributing to the growth rate was increased spending relating to a number of projects across the three segments. Management’s strategy is to make focused investments on key R&D initiatives, which management believes will maximize the company’s resources and generate the most significant return on the company’s investment. As discussed below, as part of the company’s second quarter 2003 restructuring initiative, management decided to discontinue the BioScience segment’s recombinant hemoglobin protein program.

RESTRUCTURING CHARGE

During the second quarter of 2003, the company recorded a $337 million restructuring charge ($202 million, or $0.33 per diluted share, on an after-tax basis) principally associated with management’s decision to close certain facilities and reduce headcount on a global basis. Management decided to take these actions in order to position the company more competitively and to enhance the company’s profitability. The company has closed 26 plasma collection centers across the United States, as well as a plasma fractionation facility located in Rochester, Michigan, in order to improve the economics of its plasma therapies business. In addition, the company is consolidating and integrating several facilities, including facilities in Maryland; Frankfurt, Germany; Issoire, France; and Mirandola, Italy. Management also discontinued Baxter’s recombinant hemoglobin protein program because it did not meet expected clinical milestones. Also included in the charge are costs related to other reductions in the company’s workforce.

As further discussed in Note 5, included in the pre-tax charge was $128 million for non-cash costs, principally to write down property, plant and equipment, and goodwill and other intangible assets due to impairment. Included in the pre-tax charge was $209 million for cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of approximately 3,200 positions worldwide. Approximately 40% of the reductions in positions will be in the United States, with the remaining 60% in the rest of the world. Across functional areas, about half of the total workforce reductions are manufacturing-related, with the remainder primarily selling, general and administrative positions.

During the third quarter of 2003, $28 million of the reserve for cash costs was utilized, and approximately 1,740 positions were eliminated. The majority of the cash costs are expected to be paid and the majority of the remaining positions are expected to be eliminated by the end of 2004.

Management expects that these actions will generate incremental annual savings of $0.15 to $0.20 per diluted share when fully implemented, with the cost savings principally related to employee compensation, as well as depreciation. During the third quarter of 2003, management estimates that the cost savings were approximately $0.01 per diluted share.

INTEREST, NET AND OTHER EXPENSE

Net interest expense increased for both the three and nine months ended September 30, 2003 as compared to the prior year periods principally due to a higher level of debt outstanding, as well as generally higher interest rates on outstanding debt.

Other expense decreased during both the three- and nine-month periods ended September 30, 2003. Included in other expense for both periods was the impact of fluctuations in currency exchange rates, and amounts relating to minority interests and equity method investments. Other expense for the nine months ended September 30, 2003 and September 30, 2002 included impairment charges totaling $13 million and $70 million, respectively, relating to investments whose decline in value was deemed to be other than temporary. Also included in other expense in the year-to-date period ended September 30, 2003 were $11 million in costs associated with the redemption of the company’s convertible bonds.

PRE-TAX INCOME

Refer to Note 8 to the condensed consolidated financial statements for a summary of financial results by segment. Certain items are maintained at the company’s corporate headquarters and are not allocated to the segments. They primarily include the majority of the foreign currency and interest rate hedging activities, certain foreign currency fluctuations, net interest expense, income and expense related to certain non-strategic investments, corporate headquarters costs, and certain nonrecurring gains and losses. The following is a summary of the significant factors impacting the segments’ financial results.

Medication Delivery

Pre-tax income increased 31% and 18% for the three and nine months ended September 30, 2003, respectively. The growth in pre-tax income was primarily the result of strong sales growth, a favorable change in sales mix (as discussed above), favorable changes in foreign currency exchange rates, the close management of costs, and the leveraging of expenses in conjunction with recent acquisitions. These factors were partially offset by increased R&D spending, particularly in the year-to-date period, which was primarily related to the prior year acquisitions of ESI and Epic.

BioScience

Pre-tax income decreased 5% and 3% for the three and nine months ended September 30, 2003, respectively. The decline in pre-tax income for both the quarter and year-to-date period as compared to the prior year periods was primarily due to a lower gross margin and increased costs relating to the launch of new products. As discussed above, the lower gross margin in both the quarter and nine-month period was primarily related to competitive pricing pressures in the plasma-based products business. The impact of the lower plasma-based products margins was partially offset by the effect of higher sales of Recombinate, particularly during the third quarter, which have a higher gross margin. Partially offsetting the decline in pre-tax income were the impact of favorable changes in foreign currency rates, the close management of costs and lower R&D spending. As discussed above and in Note 5, in conjunction with the second quarter 2003 restructuring charge, management decided to discontinue the recombinant hemoglobin protein program.

Renal

Pre-tax income decreased 17% and 4% for the three and nine months ended September 30, 2003, respectively. The decrease in pre-tax income was partially due to increased selling and marketing costs associated with the launch of new products, such as the ARENA hemodialysis device, pricing pressures, and increased R&D spending, partially offset by the impact of favorable foreign currency fluctuations.

INCOME TAXES

The effective income tax rate from continuing operations before the cumulative effect of accounting changes for the third quarter of 2003 and 2002 was 24% and 25%, respectively, and the corresponding rate for the nine months ended September 30 was 16% and 26% in 2003 and 2002, respectively. The effective income tax rate for the nine-month period ended September 30, 2003 was impacted by the $337 million restructuring charge, which was tax-effected at a higher income tax rate than the company’s other pre-tax results of operations, due to the higher income tax rates in the tax jurisdictions in which most of the charge pertains. The effective income tax rate for the nine-month period ending September 30, 2002 was impacted by the non-deductibility of the $51 million IPR&D charge relating to the acquisition of Fusion. Excluding these items, the effective income tax rate from period to period was substantially unchanged, with minor differences principally due to changes in the mix of earnings between the various tax jurisdictions.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations before the cumulative effect of accounting changes of $278 million for the three months ended September 30, 2003 decreased 12% from the $317 million in the prior year quarter. The corresponding amount of $544 million for the nine months ended September 30, 2003 decreased 30% from the $774 million in the prior year period. The comparisons for the year-to-date period were significantly impacted by the second quarter 2003 restructuring charge and the second quarter 2002 IPR&D and asset impairment charges, as well as the other factors and events discussed above.

LOSS FROM DISCONTINUED OPERATIONS

As further discussed in Note 3, the company sold RMS Lifeline, Inc. and RMS Disease Management, Inc. The company also closed certain transactions in conjunction with the divestiture of most of the Renal Therapy Services (RTS) centers. The majority of the remaining RTS centers to be divested are expected to be sold, or be under contract for sale, by the end of 2003.

The loss from discontinued operations for the quarter ended September 30 was $5 million in 2003 and $1 million in 2002. The loss from discontinued operations for the nine-month period ended September 30 was $17 million in 2003 and $5 million in 2002. The increased losses in both the quarter and year-to-date period were principally due to unfavorable changes in currency exchange rates. In addition, as discussed in Note 3, partially offsetting these losses during the year-to-date period was the reversal of $8 million of reserves for cash costs, as the final form of certain of the divestitures became known.

CHANGES IN ACCOUNTING PRINCIPLES

As further discussed in Note 1, the company adopted two new accounting standards during the third quarter of 2003, Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.” In conjunction with the adoption of these standards, Baxter recorded a charge to earnings for the cumulative effect of these changes in accounting principles totaling $17 million (net of income tax benefit of $5 million).

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements for the year ended December 31, 2002, which are included in the 2002 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Estimation methodologies are applied consistently from year to year. Other than changes required due to the issuance of new accounting pronouncements, there have been no significant changes in the company’s application of its critical accounting policies since December 31, 2002. The company’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors. The following is a summary of accounting policies management considers critical to the company’s consolidated financial statements.

REVENUE RECOGNITION AND RELATED PROVISIONS AND ALLOWANCES

The company’s policy is to recognize revenues from product sales and services when earned, as defined by GAAP. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured.

The company enters into certain arrangements in which it commits to provide multiple elements to its customers. These arrangements are accounted for in accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” and other relevant accounting pronouncements. Total revenue for these arrangements is allocated among the elements based on the estimated fair value of the individual elements, with the fair values determined based on objective and reliable evidence (generally based on sales of the individual element to other third parties). Management has not determined how reported amounts would change if different fair values were used.

Provisions for discounts, rebates to customers, and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. These estimates are reviewed periodically and, if necessary, revised, with any revisions recognized immediately as adjustments to sales. The company periodically and systematically evaluates the collectibility of accounts receivable and determines the appropriate reserve for doubtful accounts. In determining the amount of the reserve, management considers historical credit losses, the past due status of receivables, payment history and other customer-specific information, and any other relevant factors or considerations.

The company also provides for the estimated costs that may be incurred under its warranty programs when the cost is both probable and reasonably estimable, which is at the time the related revenue is recognized. The cost is determined based upon actual company experience for the same or similar products as well as any relevant current information. Estimates of future costs under the company’s warranty programs could change based on developments in the future. Management is not able to estimate the probability or amount of any future developments that could impact its reserves, but believes its presently established reserves are adequate.

STOCK-BASED COMPENSATION

The company has elected to apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. In accordance with this intrinsic value method, no compensation expense is recognized for the company’s fixed stock option plans and employee stock purchase plans. Included in Note 1 to the consolidated financial statements of this Form 10-Q are disclosures of pro forma net income and earnings per share as if the company had accounted for employee stock options and stock purchase plans based on the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value method requires management to make assumptions, including estimated option and purchase plan lives and future volatilities. The use of different assumptions would result in different pro forma amounts of net income and earnings per share. Management is not able to estimate the probability of actual results differing from expected results, but believes its assumptions are appropriate.

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The company provides pension and other postretirement benefits to certain of its employees. The valuation of the funded status and net periodic pension and other postretirement benefit costs are calculated using actuarial assumptions, which are reviewed annually. The assumptions include rates of increases in employee compensation, interest rates used to discount liabilities, the long-term rate of return on plan assets, anticipated future health-care costs, and other assumptions involving demographic factors such as retirement, mortality and turnover. The selection of assumptions is based on both short-term and long-term historical trends and known economic and market conditions at the time of the valuation. The use of different assumptions would have resulted in different measures of the funded status and net periodic pension and other postretirement benefit expenses. Actual results in the future could differ from expected results. Management is not able to estimate the probability of actual results differing from expected results, but believes its assumptions are appropriate.

The assumptions selected as of the 2002 measurement date, which are used in measuring pension and other postretirement benefits expense for 2003, are listed in Note 9 to the consolidated financial statements for the year ended December 31, 2002, which are included in the 2002 Annual Report. The most critical assumptions pertain to the plans covering domestic and Puerto Rican employees, as these plans are the most significant to the company’s consolidated financial statements.

As of the 2002 measurement date, the company used a discount rate of 6.75% for both the pension and the other postretirement benefit plans, versus the 7.5% used in the prior year. The discount rate represents the company’s estimate of the market return on high-quality fixed-income investments. The change in the discount rate assumption from 2001 to 2002 reflects changes in market interest rates. The company estimates the discount rate using Moody’s Aa corporate bond index, adjusted for differences in duration between the bonds in the index and Baxter’s pension plan liabilities. Because the average duration of Baxter’s pension and other postretirement benefit plans’ liabilities is longer than the average duration of the bonds included in this index, adjustments are made (generally approximately 25 basis points), incorporating expected reinvestment rates, which are extrapolated from the measurement-date yield curve. Holding all other assumptions constant, for each 50 basis point increase in the discount rate, domestic pension and other postretirement benefit pre-tax expenses would decrease by approximately $8 million. For each 50 basis point decrease in the discount rate, domestic pension and other postretirement benefit pre-tax expenses would increase by approximately $12 million.

As of the 2002 measurement date, the company used a long-term rate of return of 10%, versus the 11% used in the prior year. Assets held by the trusts of the plans consist primarily (approximately 90%) of equity securities, and we plan to maintain this approximate asset allocation in the future. The long duration of the company’s pension and other postretirement benefit plan liabilities is one of the primary reasons that management has targeted this asset allocation. Based on history and management’s projections, the volatility of equity investment returns evens out over time, and we believe equity investment returns will be higher over time than for fixed income and other types of investments. Management revised this long-term asset return assumption based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on the company’s asset allocation), as well as an analysis of current market information and future expectations. The current asset return assumption is supported by historical market experience. In calculating net periodic pension cost, the expected return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. The difference between this expected return and the actual return on plan assets is a component of the net total unrecognized gain or loss and is subject to amortization in the future, as further discussed below. For each 50 basis point increase (decrease) in the assumed long-term asset rate of return, such expenses would decrease (increase) by approximately $8 million.

The assumptions relating to employee compensation increases and future health-care costs are based on historical experience, market trends, and anticipated future management actions.

The changes in assumptions for all of Baxter’s defined benefit pension plans from the 2001 to the 2002 measurement date will increase pension and other postretirement benefit expenses by approximately $34 million for the year ended December 31, 2003. These employee benefit expenses are reported in the same line items in the consolidated income statement as the applicable employee’s compensation expense. The changes in assumptions do not directly impact the company’s cash flows as funding requirements are pursuant to government regulations, which use different formulas and assumptions than GAAP. Management may or may not change certain of its assumptions as of the 2003 measurement date. Such determination will be based on market conditions and future expectations as of that date.

Also impacting pension and other postretirement benefit plan expense is the amortization of net unrecognized gains or losses. As disclosed in the 2002 Annual Report, the company’s benefit plans had a net unrecognized loss of $1.1 billion as of the 2002 measurement date. Gains and losses resulting from actual experience differing from assumptions are determined on each measurement date. If the net total gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion of the net unrecognized gain or loss is amortized to expense over the remaining service lives of employees participating in the plans, beginning in the following year. Based on the 2002 measurement date, the 2003 pre-tax amortization of the net unrecognized loss totals $18 million. Such amortization is subject to change in the future based on offsetting or increased net gains or losses calculated on future measurement dates. Therefore, any gain or loss amortization subsequent to 2003 cannot be determined with accuracy at this time.

LEGAL CONTINGENCIES

Baxter is currently involved in certain legal proceedings, lawsuits and other claims, which are further discussed in Note 7 to the consolidated financial statements in this Form 10-Q. Management assesses the likelihood of any adverse judgments or outcomes for these matters, as well as potential ranges of reasonably possible losses, and has established reserves in accordance with GAAP for certain of these legal proceedings. Management also records any insurance recoveries that are probable of occurring.

The loss estimates are developed in consultation with outside counsel and are based upon analyses of potential results. There is a possibility that resolution of these matters could result in an additional loss in excess of presently established reserves. Also, there is a possibility that resolution of certain of the company’s legal contingencies for which there is no reserve could result in a loss. Management is not able to estimate the amount of such loss or additional loss (or range of loss or additional loss). With respect to the recording of any insurance recoveries, after completing the assessment and accounting for the company’s legal contingencies, management separately and independently analyzes its insurance coverage and records any insurance recoveries that are probable of occurring at the gross amount that is expected to be collected. In performing the assessment, management reviews all available information, including historical company-specific and market collection experience for similar claims, current facts and circumstances pertaining to the particular insurance claim, the financial viability of the applicable insurance company or companies, and other relevant information. Management also consults with and obtains the opinion of third-party legal counsel in forming its conclusion.

It is possible that future results of operations or net cash flows could be materially affected by changes in management’s assumptions or estimates related to these matters. Management believes that, while such a future charge could have a material adverse impact on the company’s net income and net cash flows in the period in which it is recorded or paid, no such charge would have a material adverse effect on Baxter’s consolidated financial position.

INVENTORIES

The company values its inventories at the lower of cost, determined on a first-in, first-out method, or market value. Market value for raw materials is based on replacement costs and, for other inventory classifications, on net realizable value. We review inventories on hand at least quarterly and record provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, anticipated release of new products into the market (either by the company or by competitors), historical experience and product expiration. Uncertain timing of product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to inventory valuation. Additional inventory provisions may be required if future demand or market conditions are less favorable that the company has estimated. Management is not able to estimate the probability of actual results differing from expected results, but believes its estimates are appropriate.

TAX AUDITS AND VALUATION RESERVES

In the normal course of business, the company is regularly audited by federal, state and foreign tax authorities, and is periodically challenged regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Management believes the company’s tax positions comply with applicable tax law and intends to defend its positions. In evaluating the exposure associated with various tax filing positions, the company records reserves for uncertain tax positions, and management believes these reserves are adequate. The company’s effective tax rate in a given financial statement period could be impacted if the company prevailed in matters for which reserves have been established, or was required to pay amounts in excess of established reserves.

The company maintains valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in the company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

ACCOUNTING FOR BUSINESS COMBINATIONS

Assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price of many of the company’s acquisitions is assigned to intangible assets, including IPR&D. Management must use significant judgment in determining the fair values of these acquired assets. The income approach is used in estimating the fair value of IPR&D and other intangible assets (excluding goodwill). The income approach requires management to make estimates of future cash flows and to select an appropriate discount rate. Key factors that management considers are the status of development, stage of completion, nature and timing of remaining efforts for completion, risks and uncertainties, and other factors. Management projects future cash flows considering the company’s historical experience and industry trends and averages. No value is assigned to any IPR&D project unless it is probable of being further developed. The use of alternative purchase price allocations and alternative estimated useful lives could result in different intangible asset amortization expense in current and future periods. Intangible amortization expense is included in the results of operations of the applicable segment. IPR&D charges are recorded at the corporate level, and are not included in the results of operations of the segments.

IMPAIRMENT OF ASSETS

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets,” goodwill is subject to periodic impairment reviews, and whenever indicators of impairment exist. Intangible assets other than goodwill and other long-lived assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Refer to Note 1 to the consolidated financial statement for the year ended December 31, 2002 (included in the 2002 Annual Report) for further information. The company’s impairment review is based on a discounted cash flow approach that requires significant management judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, foreign exchange rates, the selection of an appropriate discount rate and other assumptions and estimates. The estimates and assumptions used are consistent with the company’s business plans. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the asset, and potentially result in different impacts to the company’s results of operations. Actual results may differ from management’s estimates.

HEDGING ACTIVITIES

As further discussed in Item 3 below and in Note 6 to the consolidated financial statements for the year ended December 31, 2002 (included in the 2002 Annual Report), the company utilizes derivative instruments to hedge certain of its risks. As Baxter operates on a global basis, there is a risk to earnings associated with fluctuations in currency exchange rates relating to the company’s firm commitments and forecasted transactions expected to be denominated in foreign currencies. Compliance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the company’s hedging policies requires management to make judgments as to the probability of anticipated hedged transactions. In making these estimates and assessments of probability, management analyzes historical trends and expected future cash flows and plans. The estimates and assumptions used are consistent with the company’s business plans. If management were to make different assessments of probability or make the assessments during a different fiscal period, the company’s results of operations for a given period would be different.

EQUITY UNITS

Certain financial instruments utilized by the company are complex and accounting for them requires management to make estimates and judgments that affect the reported amounts of liabilities, stockholders’ equity, net income and earnings per diluted common share. If management had made different estimates and judgments, amounts reported in the company’s consolidated financial statements would also be different.

Specifically, in December 2002 the company issued equity units, which are financial instruments that bear characteristics of both liabilities and equity. Each equity unit contains a senior note and a purchase contract that obligates the holder to purchase common stock from Baxter at a future date. The notes are initially pledged by the holders to secure their obligations under the purchase contracts. The holders may separate the notes and contracts by pledging U.S. Treasury securities as collateral. Refer to Note 5 to the consolidated financial statements for the year ended December 31, 2002 (included in the 2002 Annual Report) for a discussion of these financial instruments.

The proceeds obtained from issuance of the equity units were allocated to the senior notes and the purchase contracts on a relative fair value basis, with $1.25 billion allocated to the senior notes and $0 allocated to the purchase contracts. The estimated fair values were determined by management based on several valuation techniques, including a review of the prices of similar securities trading in the market, the Black-Scholes model, present value calculations, as well as consultation with outside experts. With respect to the related underwriting costs, management allocated to the senior notes the amount of fees typically charged in the marketplace for a similar issuance on a stand-alone basis ($7.5 million), with the remaining underwriting costs ($30 million) allocated to the purchase contracts. This method was determined to be the most appropriate and objective as, unlike for the purchase contracts, the costs of issuing the senior notes on a stand-alone basis are readily available and known in the marketplace. The costs allocated to the senior notes are being amortized through February 2006, which is the date holders have a contingent right to put the notes to Baxter. The costs allocated to the purchase contracts were charged to additional contributed capital on the issuance date. Had management allocated more (less) of the underwriting costs to the senior notes, Baxter’s results of operations would be less (more) in future periods.

The senior notes contain certain features, such as a remarketing provision (where the holders of the senior notes can elect to participate in a resale of the notes to new investors), and contingent put and call options. Management reviewed applicable GAAP and determined that no separate accounting for these features as stand-alone derivatives was required. In arriving at this determination, management made estimates of the probability of certain of the contingencies occurring. Had management made different judgments, the accounting treatment would be different. Management has not quantified this potential impact.

With respect to the calculation of earnings per diluted common share, the purchase contracts require the holder to settle the contracts in cash, which requires use of the treasury stock method for these contracts. Only in the event of a failed remarketing of the senior notes does the contract holder have the option to surrender the senior note in satisfaction of the purchase contract, triggering use of the if-converted method. As management believes the likelihood of a failed remarketing is remote, use of the treasury stock method is appropriate. Had management determined that the if-converted method was appropriate, the impact would be more dilutive than with use of the treasury stock method.

As disclosed in the 2002 Annual Report, Baxter is making quarterly contract adjustment payments to the purchase contract holders at a rate of 3.4%. The present value of these payments was charged to additional contributed capital and is included in other liabilities, and payments to the holders are allocated between the liability and interest expense over the life of the contracts. Management used a 3.75% discount rate to calculate this liability. Because, in the event of Baxter’s insolvency, the contract adjustment liability would be settled only after the senior notes have been repaid, the discount rate used to calculate the liability must be higher than the 3.6% coupon rate on the senior notes. The discount rate was estimated by management based on the inherently higher risk associated with the purchase contract liability, in consultation with outside experts. Had management selected a higher (lower) discount rate, the company’s net interest expense would be higher (lower) in future periods.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from operations of $673 million for the nine months ended September 30, 2003 increased $270 million as compared to the prior year period, with cash flows from continuing operations increasing $210 million. Cash flows relating to accounts receivable, inventories, accounts payable and accrued liabilities improved over the prior year as a result of more focus on working capital efficiency. These improvements were partially offset by the impact of lower earnings, lower cash flows relating to the company’s accounts receivable securitization arrangements, as well as higher inventories due to lower sales of plasma-based products and the launch of new products, such as Advate. Cash flows from discontinued operations increased $60 million for the nine months ended September 30, 2003 primarily due to management’s 2002 decision to reduce the level of acquisitions of RTS centers due to economic and currency volatility in Latin America, where RTS primarily operates.

Cash flows from investing activities decreased $16 million for the nine months ended September 30, 2003. Capital expenditures were relatively flat for the nine months ended September 30, 2003 as the company continued various investments in multi-year capital projects across the three segments, including ongoing projects to increase manufacturing capacity for vaccines, drug delivery, recombinant and other products. Capital expenditures in 2003 would have been lower if the impact of foreign currency fluctuations were excluded. Such fluctuations contributed over 5 percentage points of growth as compared to the prior year. Management currently expects to invest approximately $750 to $800 million in capital expenditures in 2003, and expects to reduce its overall level of capital expenditures in 2004 as certain significant long-term projects are completed. Net cash outflows relating to acquisitions and investments in affiliates decreased during the first nine months of 2003 as compared to the prior year period. The 2003 total includes the funding of a five-year $50 million loan to Cerus Corporation, a minority investment holding which is included in the BioScience segment. Also included in net cash outflows relating to acquisitions and investments in affiliates in 2003 was an $11 million common stock investment in Acambis, Inc., a minority investment holding which is included in the BioScience segment, a $24 million additional purchase price payment relating to the December 2002 acquisition of ESI, which is included in the Medication Delivery segment, and an $11 million payment for an icodextrin manufacturing facility in England, which is included in the Renal segment. In 2002, the majority of the cash outflows related to acquisitions and investments in affiliates in the Medication Delivery segment, with $42 million relating to the July 2002 acquisition of Wockhardt Life Sciences Limited, an Indian manufacturer and distributor of intravenous fluids, and $24 million relating to the acquisition of January 2002 acquisition of Autros Healthcare Solutions Inc., a developer of automated patient information and medication management systems. The remainder of the cash outflows in both years pertained to individually insignificant acquisitions. In May 2002 the company acquired Fusion, with the purchase price paid in 2,806,660 shares of Baxter common stock.

Cash flows from financing activities decreased $284 million for the nine months ended September 30, 2003. Debt issuances, net of redemptions and the net increase in debt with maturities of three months or less, decreased $252 million in the current period as compared to the prior year period. In March 2003, the company issued $600 million of term debt, maturing in March 2015, and bearing a 4.625% coupon rate. In June 2003, the company redeemed $800 million, or substantially all, of its convertible debentures, as the holders exercised their rights to put the debentures to the company. Cash outflows relating to common stock dividends decreased slightly for the nine-month period due to a decrease in the number of shares outstanding. Cash received for stock issued under employee benefit plans decreased by $105 million principally due to a lower level of stock option exercises, partially offset by a higher level of employee stock subscription purchases. In September 2003, the company issued 22 million shares of common stock under its existing shelf registration and received net proceeds of $644 million. The proceeds were used to settle all remaining equity forward agreements, to fund the company’s acquisition of certain assets of Alpha Therapeutic Corporation, and for other general corporate purposes. Refer to Note 6 for further information regarding the termination of the equity forward agreements, and Note 4 for further information regarding the October 2003 acquisition of certain assets of Alpha Therapeutic Corporation. In settling the equity forward agreements in 2003, the company purchased 15 million shares of Baxter common stock for $714 million during the nine months ended September 30, 2003. During 2002, the company repurchased 2.4 million shares for $110 million in conjunction with the settlement of equity forward agreements, and repurchased 600,000 shares of common stock for $31 million in open market purchases.

NET DEBT, CREDIT FACILITIES, ACCESS TO CAPITAL, COMMITMENTS AND CONTINGENCIES

Refer to the 2002 Annual Report for further discussion of the company’s net debt, credit facilities, access to capital, commitments and contingencies.

The company has $830 million of cash and equivalents at September 30, 2003. The company also maintains two revolving credit facilities, which totaled $1.6 billion at September 30, 2003. Based on a reassessment of the company’s short-term credit needs, and partly as a result of the above-mentioned June redemption of the company’s convertible bonds, the short-term facility was reduced by $200 million in October 2003. The credit facilities have funding expiration dates through November 2007. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates. The company has never drawn on these facilities and does not intend to do so in the foreseeable future. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a minimum interest coverage ratio. At September 30, 2003, as in prior periods, the company was in compliance with all covenants. The company’s net-debt-to-capital ratio, as defined below, of 42.7% at September 30, 2003 was well below the credit facilities’ net-debt-to-capital covenant. Similarly, the company’s actual interest coverage ratio of 9.9 to 1 in the third quarter of 2003 was well in excess of the minimum interest coverage ratio covenant. The net-debt-to-capital ratio, which is calculated in accordance with the company’s primary credit agreements, is calculated as net debt (short-term and long-term debt and lease obligations, less cash and equivalents) divided by capital (the total of net debt and stockholders’ equity). The net-debt-to-capital ratio at September 30, 2003 and the corresponding covenant in the company’s credit agreements give 70% equity credit to the company’s equity units. Refer to the 2002 Annual Report as well as the Critical Accounting Policies section above for a detailed description of the equity units, which were issued in December 2002. The minimum interest coverage ratio is a four-quarter rolling calculation of the total of income from continuing operations before income taxes plus interest expense (before interest income), divided by interest expense (before interest income).

The company intends to fund its short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, by issuing additional debt, or by issuing common stock. As of September 30, 2003, the company can issue up to $399 million of securities, including debt, preferred stock, common stock, warrants, purchase contracts and other securities, under an effective registration statement filed with the Securities and Exchange Commission. The company’s debt ratings are A3 by Moody’s, A by Standard & Poor’s and A by Fitch on senior debt, and P2 by Moody’s, A1 by Standard & Poor’s and F1 by Fitch on short-term debt. Based on recent issuances, including the September 2003 issuance of 22 million shares of common stock, the March 2003 issuance of $600 million of 12-year term debt, the December 2002 issuances of $1.25 billion of equity units and 14.95 million shares of common stock, as well as other recent transactions, management believes it has sufficient financial flexibility in the future to issue debt, enter into other financing arrangements, and attract long-term capital on acceptable terms as may be needed to support the company’s growth objectives.

The company’s ability to generate cash flows from operations, issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms could be adversely affected in the event there is a material decline in the demand for the company’s products, deterioration in the company’s key financial ratios or credit ratings, or other significantly unfavorable changes in conditions. While a deterioration in the company’s credit ratings could unfavorably impact the financing costs associated with its credit arrangements and debt outstanding, such downgrades would not affect the company’s ability to draw on the credit facilities, and would not result in an acceleration of the scheduled maturities of any of the company’s outstanding debt.

The company’s funding policy for its defined benefit pension plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amounts that management may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by the company, and other factors. The company has minimal funding requirements in 2003. Management expects to be required to fund certain of its plans in 2004, and the current expected funding amount is approximately $100 million.

See “Part II - Item 1. Legal Proceedings” for a discussion of the company’s legal contingencies and related insurance coverage with respect to cases and claims relating to the company’s plasma-based therapies and mammary implants manufactured by the Heyer-Schulte division of American Hospital Supply Corporation, as well as other matters. Upon resolution of any of these uncertainties, the company may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the company’s net income or cash flows in the period in which it is recorded or paid, based on the advice of counsel, management believes that any outcome of these actions, individually or in the aggregate, will not have a material adverse effect on the company’s consolidated financial position.

FORWARD-LOOKING INFORMATION

The matters discussed in this report that are not historical facts include forward-looking statements. These statements are based on the company’s current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the company and the health-care arenas in which it operates. Many factors could affect the company’s actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include, but are not limited to interest rates; technological advances in the medical field; economic conditions; demand and market acceptance risks for new and existing products, technologies and health-care services; the impact of competitive products and pricing; manufacturing capacity; availability of acceptable raw materials and component supply; new plant start-ups; global regulatory, trade and tax policies; regulatory, legal or other developments relating to the company’s Series A, AF and AX dialyzers; the ability to obtain adequate insurance coverage at reasonable costs; continued price competition; product development risks, including technological difficulties; ability to enforce patents; patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology; actions of regulatory bodies and other government authorities; reimbursement policies of government agencies and private payers; commercialization factors; results of product testing; unexpected quality or safety concerns, whether or not justified, leading to product launch delays, recalls, withdrawals, or declining sales; and other factors described in this report or in the company’s other filings with the Securities and Exchange Commission. Additionally, as discussed in Part II – Item 1. Legal Proceedings below, upon the resolution of certain legal matters, the company may incur charges in excess of presently established reserves. Any such charge could have a material adverse effect on the company’s results of operations or cash flows in the period in which it is recorded.

Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are unreasonably expensive or unavailable. If the U.S. Dollar strengthens against most foreign currencies, the company’s growth rates in its sales and net earnings could be negatively impacted.

Insurance Coverage

In view of business conditions in the insurance industry, the company’s liability insurance coverage, including product liability insurance, with respect to insured occurrences after April 30, 2003, is significantly less than the coverage available for insured occurrences prior to that date. These reductions in insurance coverage available to the company reflect current trends in the liability insurance area generally, and are not unique to the company. Management will continue to pursue higher coverage levels and lower self-insured retentions in the future, when available. It is possible that the company’s net income and cash flows could be adversely affected in the future as a result of any losses sustained in the future.

Management believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of the company’s business and operations, but there can be no assurance that the actual results or performance of the company will conform to any future results or performance expressed or implied by such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Currency risk

For a complete discussion, refer to the caption “Financial Instrument Market Risk” in the company’s 2002 Annual Report on Form 10-K. As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange financial instruments relating to hypothetical and reasonably possible near-term movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange forward and option contracts outstanding at September 30, 2003, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, the net liability balance of $81 million (on an after-tax basis) with respect to those contracts would increase by approximately $148 million (on an after-tax basis). With respect to the company’s cross-currency swap agreements used to hedge the net assets of certain consolidated foreign affiliates, if the U.S. Dollar uniformly weakened by 10%, the net liability balance of $432 million (on an after-tax basis) with respect to those contracts would increase by approximately $242 million (on an after-tax basis). Any increase or decrease in the fair value of cross-currency swap agreements relating to changes in spot currency exchange rates is completely offset by the change in the value of the hedged net assets. Management intends to hedge the net assets of its consolidated foreign affiliates on a long-term basis, and therefore intends to continue to extend the terms of its hedging instruments past their current contractual maturity dates. At September 30, 2003, all of the cross-currency contracts have maturity dates in 2004 and beyond. When the hedging instruments have been extended or are extended in the future, no cash has been or will be paid to or received from the counterparty. The sensitivity analysis model recalculates the fair value of the foreign currency forward, option and swap contracts outstanding at September 30, 2003 by replacing the actual exchange rates at September 30, 2003 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

Interest rate and other risks

For a complete discussion, refer to the caption “Financial Instrument Market Risk” in the company’s 2002 Annual Report on Form 10-K. There have been no significant changes from the information discussed therein.

Item 4. Controls and Procedures

The company carried out an evaluation, under the supervision and with the participation of the company’s Disclosure Committee and the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to Baxter required to be included in the reports that the company files under the Exchange Act. There has been no change in Baxter’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Auditors

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2003 and 2002 have been performed by PricewaterhouseCoopers LLP, the company’s independent accountants. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Auditors

To the Board of Directors and Stockholders of

Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2003, and the related condensed consolidated statements of income for each of the three- and nine -month periods ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, cash flows and stockholders’ equity for the year then ended (not presented herein), and in our report dated February 14, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopersLLP

PricewaterhouseCoopers LLP

Chicago, Illinois

October 31, 2003

PART II. OTHER INFORMATION

Baxter International Inc. and Subsidiaries

Item 1. Legal Proceedings.

Baxter International Inc. (Baxter International) and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the company or by companies that were acquired by the company. The most significant of these are reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2002 and below, and material developments for the quarter ended September 30, 2003 are described below. These cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case and claim, the jurisdiction in which each suit is brought, and differences in applicable law. Baxter has established reserves in accordance with generally accepted accounting principles for certain of the matters discussed below. For these matters, there is a possibility that resolution of the matters could result in an additional loss in excess of presently established reserves. Also, there is a possibility that resolution of certain of the company’s legal contingencies for which there is no reserve could result in a loss. Management is not able to estimate the amount of such loss or additional loss (or range of loss or additional loss). However, management believes that, while such a future charge could have a material adverse impact on the company’s net income and net cash flows in the period in which it is recorded or paid, no such charge would have a material adverse effect on Baxter’s consolidated financial position.

Mammary Implant Litigation

As previously reported in the company’s Annual Report on Form 10-K, Baxter International, together with certain of its subsidiaries, is currently a defendant in various courts in a number of lawsuits brought by individuals, all seeking damages for injuries of various types allegedly caused by silicone mammary implants previously manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by Baxter in 1985, divested its Heyer-Schulte division in 1984. It is not known how many of these claims and lawsuits involve products manufactured and sold by Heyer-Schulte, as opposed to other manufacturers. In December 1998, a panel of independent medical experts appointed by a federal judge announced its findings that reported medical studies contained no clear evidence of a connection between silicone mammary implants and traditional or atypical systemic diseases. In June 1999, a similar conclusion was announced by a committee of independent medical experts from the Institute of Medicine, an arm of the National Academy of Sciences.

As of September 30, 2003, Baxter International, together with certain of its subsidiaries, was named as a defendant or co-defendant in 118 lawsuits relating to mammary implants, brought by approximately 263 plaintiffs, of which 216 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, eleven currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately ten of the pending lawsuits against the company. Additionally, 132 plaintiffs have opted out of the Revised Settlement (representing approximately 76 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of September 30, 2003, 67 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the third quarter of 2003, Baxter obtained dismissals, or agreements for dismissals, with respect to five plaintiffs.

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

On March 31, 2000, the United States Department of Justice filed an action in the federal district court in Birmingham, Alabama against Baxter and other manufacturers of breast implants, as well as the escrow agent for the revised settlement fund, seeking reimbursement under various federal statutes for medical care provided to various women with mammary implants. On September 26, 2001 the district court granted the motion of all defendants, including Baxter, to dismiss the action. The federal government appealed the dismissal and on September 15, 2003 the Eleventh Circuit Court of Appeals reversed the order of dismissal and remanded the case to the district court.

Plasma-Based Therapies Litigation

As previously reported in the company’s Annual Report on Form 10-K, Baxter currently is a defendant in a number of claims and lawsuits brought by individuals who have hemophilia, all seeking damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII or IX derived from human blood plasma (factor concentrates) processed by the company from the late 1970s to the mid-1980s. The typical case or claim alleges that the individual was infected with the HIV virus by factor concentrates, which contained the HIV virus. None of these cases involves factor concentrates currently processed by the company.

As of September 30, 2003, Baxter was named in 22 lawsuits and 73 claims in the United States, Ireland, Italy, Japan, France and Spain. The U.S.D.C. for the Northern District of Illinois has approved a settlement of all U.S. federal court factor concentrate cases. As of September 30, 2003, approximately 6,243 claimant groups had been found eligible to participate in the settlement. Approximately 6,240 of the claimant groups had received payments as of September 30, 2003.

In Japan, Baxter is a defendant, along with the Japanese government and other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of September 30, 2003, the cases involved 1,367 plaintiffs, of whom 1,354 have received settlement payments.

In addition, Immuno International AG (Immuno), acquired by Baxter in 1996, has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by factor concentrates containing the HIV virus. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. Pursuant to the stock purchase agreement between the company and Immuno, as revised in April 1999, approximately 26 million Swiss Francs, which is the equivalent of approximately $19.6 million based on the exchange rate as of September 30, 2003, of the purchase price is being withheld to cover these contingent liabilities.

As previously reported in the company’s Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company’s Gammagard (R) IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard (R) IVIG. As of September 30, 2003, Baxter was a defendant in ten lawsuits and 24 claims in the United States, France, Denmark, Italy, Spain and the United Kingdom. One class action in the United States has been certified. In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used Gammagard (R) IVIG between January 1993 and February 1994.

Other

Baxter International has received a request from the Midwest Regional Office of the Securities and Exchange Commission for the voluntary production of documents and information concerning the revisions to the company’s growth and earnings forecasts for 2003. The company is cooperating fully with the SEC in this matter.

In April 2003, A. Nattermann & Cie GmbH and Aventis Behring L.L.C. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation as the defendant. In November 2003, plaintiffs dismissed without prejudice the lawsuit. The complaint, which sought injunctive relief, alleged that Baxter’s planned manufacture and sale of ADVATE would infringe United States Patent No. 5,565,427. Plaintiffs have indicated that they will request that the United States Patent and Trademark Office reexamine the patent, in view of invalidating prior art asserted by Baxter.

In August 2002, six purported class action lawsuits were filed in the U.S.D.C. for the Northern District of Illinois naming Baxter International and its Chief Executive Officer and Chief Financial Officer as defendants. These lawsuits, which were consolidated and sought recovery of unspecified damages, alleged that the defendants violated the federal securities laws by making misleading statements that allegedly caused Baxter International common stock to trade at inflated levels. In December 2002, plaintiffs filed their consolidated amended class action complaint which named nine additional Baxter officers as defendants. On July 17, 2003, the U.S.D.C. for the Northern District of Illinois dismissed in its entirety the consolidated amended class action complaint. The plaintiffs have appealed the District Court’s order of dismissal.

As of September 30, 2003, Baxter International and certain of its subsidiaries were defendants in three civil lawsuits seeking unspecified damages on behalf of persons who allegedly died or were injured as a result of exposure to Baxter’s Althane series dialyzers. The company has reached settlements with a number of the families of patients who died in Spain, Croatia and the United States after undergoing hemodialysis on Baxter Althane series dialyzers. The U.S.

Government is investigating the matter and Baxter has received a subpoena to provide documents. The government criminal investigations in Spain and Croatia have been closed without the initiation of any criminal action against the company. Other lawsuits and claims may be filed in the United States and elsewhere.

As of September 30, 2003, Baxter International and certain of its subsidiaries have been named as defendants, along with others, in fifteen lawsuits brought in various state and U.S. federal courts on behalf of various classes of purchasers of Medicare and Medicaid eligible drugs alleged to have been injured by Baxter and other defendants as a result of pricing practices for such drugs, which are alleged to be artificially inflated. All of these cases have been transferred to the U.S.D.C. for the District of Massachusetts for consolidated pretrial case management under Multi District Litigation rules. Claimants seek unspecified damages and declaratory and injunctive relief under various state and/or federal statutes. In May 2003, the U.S.D.C. for the District of Massachusetts granted in part defendants’ motion to dismiss the consolidated amended complaint. Plaintiffs have filed an amended master consolidated class action complaint and the defendants, including Baxter, have moved to dismissed the complaint. In addition, in January 2002, the Attorney General of Nevada filed a civil suit in the Second Judicial District Court of Washoe County, Nevada. In February 2002, the Attorney General of Montana filed a civil suit in the First Judicial District Court of Lewis and Clark County, Montana. These two lawsuits, which each name a subsidiary of Baxter International as a defendant and seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution, allege that prices for Medicare and Medicaid eligible drugs were artificially inflated in violation of various state laws. In June 2003, the U.S.D.C. for the District of Massachusetts remanded the Nevada case to Washoe County, Nevada and denied plaintiffs’ motion to remand the Montana case. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement.

As of September 30, 2003, Baxter International and certain of its subsidiaries have been served as defendants, along with others, in 134 lawsuits filed in various state and U.S. federal courts, eight of which are purported class actions, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or other attention deficit disorders as a result of exposure to vaccines for childhood diseases containing Thimerosal. As of September 30, 2003, four suits have been dismissed based on the application of the National Vaccine Injury Compensation Act. Additional Thimerosal cases may be filed in the future against Baxter and other companies that marketed Thimerosal-containing products.

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance’s businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of September 30, 2003, the company was named as a defendant in 187 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-1997 C.D.

In addition to the cases discussed above, Baxter is a defendant in a number of other claims, investigations and lawsuits. Based on the advice of counsel, management does not believe that, individually or in the aggregate, these other claims, investigations and lawsuits will have a material adverse effect on the company’s results of operations, cash flows or consolidated financial position.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)	Reports on Form 8-K

On July 2, 2003, Baxter International Inc. filed a current report on Form 8-K under Item 5 and Item 12 attaching a press release announcing a charge in the second quarter of 2003 and reduced guidance for full-year 2003.

On July 17, 2003, Baxter International Inc. filed a current report on Form 8-K under Item 12 attaching a press release reporting its financial results for the second quarter of 2003 and providing an update on restructuring initiatives.

On July 17, 2003, Baxter International Inc. filed a current report on Form 8-K under Item 5 attaching a press release stating that it is cooperating fully with a request from the Midwest Regional Office of the Securities and Exchange Commission to voluntarily provide information concerning downward revisions to the company’s growth and earnings forecasts for 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: November 6, 2003	By:	/s/ Brian P. Anderson
Brian P. Anderson Senior Vice President and Chief Financial Officer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Number	Description of Exhibit
10.32	Baxter International Inc. Non-Employee Director Deferred Compensation Plan

15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350