Form 10-K
period 2003-12-31
BAXTER INTERNATIONAL INC
filed 2004-03-12
CIK 10456

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 1-4448

Baxter International Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-0781620

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Baxter Parkway, Deerfield, Illinois	60015

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	847.948.2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange, Inc.
Chicago Stock Exchange, Inc.
Pacific Exchange, Inc.

Preferred Stock Purchase Rights (currently traded with common stock)	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc. Pacific Exchange, Inc.

Corporate Units	New York Stock Exchange, Inc.

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

Yes      ✓      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes      ✓      No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $26.00 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $15.5 billion. There is no non-voting common equity held by non-affiliates of the registrant.

The number of shares of the registrant’s common stock, $1 par value, outstanding as of March 1, 2004 was 612,327,565.

Documents Incorporated By Reference

Portions of the registrant’s annual report to stockholders for fiscal year ended December 31, 2003 are incorporated by reference into Parts I, II and IV of this report. Portions of the registrant’s proxy statement for use in connection with its annual meeting of stockholders to be held on May 4, 2004 are incorporated by reference into Part III of this report.

ADVATE, ALYX, ARALAST, ARENA, Baxter, ENLIGHTENEDHRBC, EXELTRA, EXTRANEAL, INTERCEPT, NANOEDGE, PREMASOL, PROMAXX, RENALSOFT and SYNDEO are trademarks of Baxter International Inc. and its affiliates.

Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015

PART I

Item 1.     Business.

Company Overview

Baxter operates as a global medical products and services company with expertise in medical devices, pharmaceuticals and biotechnology to assist health-care professionals and their patients with the treatment of complex medical conditions, including hemophilia, immune disorders, infectious diseases, cancer, kidney disease, trauma and other conditions. The company’s products are used by hospitals, clinical and medical research laboratories, blood and plasma collection centers, kidney dialysis centers, rehabilitation centers, nursing homes, doctors’ offices and by patients at home under physician supervision. Baxter manufactures products in 29 countries and sells them in over 100 countries.

Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, except as otherwise indicated in information incorporated by reference, “Baxter International” means Baxter International Inc. and “Baxter” or the “company” means Baxter International and its subsidiaries.

For information regarding significant divestitures, acquisitions and restructurings, see Baxter’s Annual Report to Stockholders for the year ended December 31, 2003 (Annual Report), page 49, section entitled “Notes to Consolidated Financial Statements—Discontinued Operations,” pages 50–53, section entitled “Notes to Consolidated Financial Statements—Acquisitions, Intangible Assets and IPR&D” and pages 53–54, section entitled “Notes to Consolidated Financial Statements—Other Special Charges” which are incorporated by reference.

Information about Baxter’s operating results and working capital practices is incorporated by reference from the Annual Report, pages 18–37, section entitled “Management’s Discussion and Analysis.”

Business Segments

Continuing operations are comprised of three segments: Medication Delivery, which provides a range of intravenous solutions and specialty products that are used in combination for fluid replenishment, general anesthesia, nutrition therapy, pain management, antibiotic therapy and chemotherapy; BioScience, which develops biopharmaceuticals, biosurgery products, vaccines and blood collection, processing and storage products and technologies for transfusion therapies; and Renal, which develops products and provides services to treat end-stage kidney disease. Financial information about Baxter’s segments is incorporated by reference from the Annual Report, pages 69–71, section entitled “Notes to Consolidated Financial Statements—Segment Information.” Unless otherwise indicated, each of the factors discussed in Part I do not materially differ in their impact across each of the three segments.

Medication Delivery

Business Description.    Baxter is a leading manufacturer of intravenous (IV) solutions and a range of specialty products. These products meet customer needs across the spectrum of injectable medication delivery, from formulation, packaging and administration through medication management. Specialty products include pharmaceuticals such as critical-care generic injectables, anesthetic agents, nutrition and oncology products. These products work with devices such as drug-reconstitution systems, IV infusion pumps, nutritional compounding equipment and medication management systems to provide fluid replenishment, general anesthesia, parenteral nutrition, pain management, antibiotic therapy, chemotherapy and other therapies.

Strategic Focus.    This business continues to strengthen its portfolio in geographies such as Europe, Latin America and the United States by enhancing its IV solutions and nutrition businesses, growing its multisource injectable franchise and expanding its contract manufacturing services. It continues to increase penetration of higher-margin specialty products in markets where it has a strong base in IV solutions, such as India, China and Mexico. The business also is leveraging the integration of infusion-pump data into hospital information systems and expanding formulation technologies to enable pharmaceutical partners to develop new drugs with challenging formulation or delivery needs.

Product Development.    Reducing medication errors is one of the biggest challenges facing hospitals today. In 2003, Baxter introduced bar-code technology for its flexible, plastic intravenous solution containers that offers enhanced readability and other features that improve patient safety. By the end of 2004, most of Baxter’s IV bags are expected to carry the ENLIGHTENEDHRBC bar code. In addition, the company implemented Baxter’s Patient Care System, a wireless patient-information and medication-management system that works with Baxter’s bar-coded solutions and other products to provide a comprehensive, integrated approach to reducing medication errors. Also in 2003, Baxter launched its SYNDEO patient-controlled analgesia (PCA) pump, which combines an intuitive user interface with enhanced safety features, and received U.S. Food and Drug Administration (FDA) approval for PREMASOL, an amino acid solution for infants and young children requiring IV nutrition. In addition, Baxter continues to develop new technologies to enable its pharmaceutical partners to develop drugs with challenging formulation or delivery needs. These include the company’s NANOEDGE technology, designed to enable water-insoluble drugs to become medications, and PROMAXX inhalation microspheres, a platform that allows for sustained release of a drug over a period of time.

BioScience

Business Description.    Baxter is a leading producer of plasma-based and recombinant proteins used to treat hemophilia, immune deficiencies and other blood-related disorders. Other biopharmaceutical products include vaccines for the prevention of diseases, and biosurgery products like fibrin sealant and others used in hemostasis and wound-sealing in surgery. Baxter also is a leading manufacturer of products used to collect, process and store blood for use in transfusion therapies. These include manual blood-collection systems, automated instruments for collecting and separating blood and blood components, leukoreduction filters and pathogen-inactivation systems.

Strategic Focus.    This business is focused on increasing quality of care for people with hemophilia, immune deficiencies and other conditions through advanced technologies and value-added services. It also is focused on increasing access to much-needed therapies for underserved populations and protecting healthy individuals from current and future infectious-disease outbreaks through development of new vaccines. For transfusion medicine, Baxter is focused on enhancing the safety and availability of the blood supply, despite a shrinking eligible donor pool, through advanced automation, leukoreduction and pathogen-inactivation technologies.

Product Development.    In 2003, the FDA approved ADVATE, Baxter’s new recombinant Factor VIII concentrate for hemophilia. The company received approval in Europe in 2004. As the first and only Factor VIII made without any added human or animal proteins in the cell culture, purification or final formulation process, ADVATE represents a breakthrough in hemophilia care by eliminating the risk of infections caused by viruses that could potentially be contained in these proteins. Also in 2003, Baxter launched ARALAST, an alpha-1 antitrypsin (AAT) therapy for treatment of hereditary emphysema, and began clinical trials with Arriva Pharmaceuticals on a recombinant AAT therapy. In the area of vaccines, the company was awarded a contract to develop and produce a vaccine against Severe Acute Respiratory Syndrome (SARS) for use in clinical trials by the National Institutes of Health, and is partnering with Avecia on a recombinant anthrax vaccine. Baxter launched the ALYX Component Collection System in the United States and Europe in 2003. The ALYX system allows blood centers to collect two units of red cells per donor compared to one using manual collection. The company and its partner Cerus also received approval in Europe for the INTERCEPT Blood System for platelets, a technology to inactivate pathogens in collected blood components.

Renal

Business Description.    Baxter provides a range of products for people with kidney disease. The company is the world’s leading manufacturer of products for peritoneal dialysis (PD), a home-based therapy that Baxter helped pioneer in the early 1970s. PD products include specialty solutions, container systems, solution-exchange devices and automated PD cyclers. Baxter also provides products for hemodialysis (HD), a therapy Baxter pioneered in the 1950s, which generally takes place in a hospital or clinic. HD products include HD machines and dialyzers as well as instruments for continuous renal replacement therapy, an acute therapy that represents the fastest growing segment of the HD market.

Strategic Focus.    Already the market leader in PD, Baxter plans to continue to expand the use of the therapy as well as grow its position through new product innovations and channel expertise. The business also will leverage its position in PD to support future home-based therapies. In addition, the company plans to strengthen its presence in in-center HD through new product introductions and technologies, and by optimizing its relationships with nephrologists. Baxter also continues to apply its therapeutic knowledge and technical expertise to new treatment areas such as continuous renal replacement therapy and renal-related pharmaceuticals.

Product Development.    Baxter introduced a number of new products in 2003 for both peritoneal dialysis (PD) and hemodialysis (HD) aimed at minimizing the challenges of renal therapy. For PD, the company launched its EXTRANEAL (icodextrin) solution in the United States and Japan. EXTRANEAL offers the potential for increased fluid removal from the bloodstream during dialysis, which helps patients continue on PD as their preferred form of therapy. For HD, Baxter introduced ARENA, the company’s newest HD instrument, in the United States and Europe. ARENA offers improved ease-of-use and a range of features to assist clinicians in setting up, administering and monitoring in-center HD treatment. The company also received FDA clearance for its new EXELTRA family of single-use dialyzers. The EXELTRA dialyzer has the thinnest high-flux membrane available in any single-use dialyzer, allowing for enhanced clearance of small and medium-sized toxic molecules from the blood. To complement its dialysis offerings, Baxter also launched RENALSOFT, an integrated software program to help nephrologists and other renal-care professionals better manage patient care from the earliest stages of treatment through dialysis and transplantation. The program provides tools to track disease progression, capture clinical information, manage co-morbidities, prepare patients for renal replacement therapies, and monitor treatment compliance.

Information regarding the net sales contributed by the company’s principal products is incorporated by reference from the Annual Report, pages 69–71, section entitled “Notes to Consolidated Financial Statements—Segment Information.”

International Markets

Baxter generates approximately 50 percent of its revenues outside the United States. While health-care cost containment continues to be a focus around the world, demand for health-care products and services continues to be strong worldwide, particularly in developing markets. The company’s strategies emphasize global expansion and technological innovation to advance medical care worldwide.

Methods of Distribution

Baxter conducts its selling efforts through its subsidiaries and divisions, many of which have their own sales forces and direct their own sales efforts. In addition, sales are made to and through independent distributors, drug wholesalers acting as sales agents and specialty pharmacy or homecare companies. In the United States, Cardinal Health, Inc. warehouses and ships a significant portion of the company’s products through its distribution centers. These centers are generally stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct-mail campaigns, trade publications and advertising. Customers may return defective merchandise for credit or replacement. In recent years, such returns have been immaterial.

International sales are made and products are distributed on a direct basis or through independent local distributors in more than 100 countries. International subsidiaries employ their own field sales forces in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, the Czech Republic, Denmark, Ecuador, Finland, France, Germany, Greece, Guatemala, Hungary, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Panama, Peru, the Philippines, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom and Venezuela. In other countries, sales are made through independent distributors or sales agents.

Raw Materials

Raw materials essential to the company’s business are purchased worldwide in the ordinary course of business from numerous suppliers. Although most of these materials are generally available, certain raw materials used in producing some of the company’s products are available only from a limited number of suppliers and Baxter has at times experienced occasional shortages of supply. In an effort to manage risk associated with raw materials supply, Baxter works closely with its suppliers to help ensure availability and continuity of supply while maintaining high quality and reliability. The company also seeks to develop new sources of supply where beneficial to its overall raw materials procurement strategy.

In some situations, the company has long-term supply contracts with its suppliers to help maintain continuity of supply and manage the risk of price increases. Baxter is not always able to recover cost increases for raw materials through customer pricing due to contractual limits and market pressure on such price increases. See “Contractual Arrangements.”

Patents and Trademarks

Baxter relies on a combination of patents, trademarks, copyrights, trade secrets, know-how and confidentiality agreements to protect the company’s products and technology. Baxter owns a number of patents and trademarks throughout the world and has entered into license arrangements relating to various third-party patents and technologies. Products manufactured by Baxter are sold primarily under its own trademarks and trade names. Some products distributed by the company are sold under the company’s trade names while others are sold under trade names owned by its suppliers. Trade secret protection of unpatented confidential and proprietary information is also important to Baxter. The company maintains certain details about its processes, products, and technology as trade secrets and generally requires employees, consultants, parties to collaboration agreements and other business partners to enter into confidentiality agreements. In the aggregate, the company’s intellectual property rights are of material importance to Baxter’s business. However, Baxter believes that its overall business position is not materially dependent upon any single patent or trademark.

Baxter’s policy is to protect its products and technology through patents and trademarks on a worldwide basis. This protection is sought in a manner that balances the cost of such protection against obtaining the greatest value for the company. The company also recognizes the need to promote the enforcement of its patents and trademarks. Over the past few years, Baxter has increased its enforcement activities by aggressively taking action in various countries to protect its patents and trademarks. Baxter will continue taking all commercially reasonable steps to enforce its patents and trademarks around the world against potential infringers. However, there can be no assurance that any action will result in favorable decisions. Moreover, patents relating to particular products, uses, formulations or processes may not preclude other manufacturers from employing alternative processes or from marketing alternative products or formulations that compete with the company’s products. In addition, third-parties could independently develop know-how similar to Baxter’s unpatented proprietary information.

Competition

The changing health-care environment in recent years has led to increasingly intense competition among biotechnology, pharmaceutical and medical device companies. Although no single company competes with

Baxter in all of its businesses, Baxter faces substantial competition in each of its segments, generally from global and domestic health-care companies of all sizes. There has been consolidation in the company’s customer base, and by its competitors, which has resulted in pricing and market share pressures. Some competitors, principally large pharmaceutical companies, have greater financial, research and development and marketing resources than Baxter, and large pharmaceutical companies are increasingly competing in the same markets as Baxter. Competition is focused on price, cost-effectiveness, service, product performance, and technological innovation. Pressure in these areas is expected to continue.

Many factors contribute to pricing pressure on Baxter and others in the health-care marketplace. Governments around the world utilize various mechanisms to control health-care expenditures, such as price controls, product formularies (lists of recommended or approved products), and competitive tenders which require the submission of a bid to sell products. Sales of Baxter’s products are dependent, in part, on the availability of reimbursement by government agencies and health-care programs, as well as insurance companies and other private payers. Many state governments have adopted or proposed initiatives relating to Medicaid and other health programs that may limit reimbursement or increase rebates that Baxter and other providers are required to pay to the state. In addition to government regulation, managed care organizations (MCOs) in the United States, which include medical insurance companies, medical plan administrators, health-maintenance organizations, hospital and physician alliances and pharmacy benefit managers, continue to put pressure on the price and usage of health-care products. MCOs seek to contain health-care expenditures, and their purchasing strength has been increasing due to their consolidation into fewer, larger organizations and a growing number of enrolled patients. Baxter faces similar issues outside of the United States. In Europe and some other markets, for example, the government provides health care at low cost to patients, and controls its expenditures by regulating prices or limiting reimbursement or patient access to certain products.

Competition has intensified in each of Baxter’s segments. In the BioScience business, the competitive environment for plasma-derived products has changed dramatically due to the entry of foreign competitors into the U.S. market and increased output by manufacturers, resulting in increased supply and pricing pressure. Competition in the recombinant marketplace has also increased, primarily due to the reentry of Bayer AG and Wyeth as manufacturers of recombinant Factor VIII and the expansion of their manufacturing capacity. The Medication Delivery business expects increased pricing pressure from generic competition for injectable drugs, and from group purchasing organizations (GPOs) in the United States. See “Contractual Arrangements” below for further discussion of Baxter’s relationship with Premier Purchasing Partners L.P. and other GPOs. In addition, the Medication Delivery business may face increased competition after the spin-off of the hospital products business of Abbott Laboratories as the new company, named Hospira, focuses its resources on the hospital market. In the Renal business, global and regional competitors are continuing to expand their manufacturing capacity for PD products and their PD sales and marketing channels.

The company intends to manage the challenges resulting from this intense competition by focusing on the following:

•	capitalizing on its market-leading positions;

•	strengthening its core businesses, and investing in faster growing, higher margin businesses;

•	prioritization and execution of research and development projects in order to develop innovative products and services;

•	leveraging and restructuring its cost structure and, where appropriate, restructuring or divesting under-performing assets;

•	upgrading and consolidating manufacturing and research and development facilities; and

•	entering strategic partnerships and alliances and making select acquisitions.

Baxter’s Medication Delivery, BioScience and Renal businesses enjoy leading positions based on a number of competitive advantages. The Medication Delivery business benefits from the breadth and depth of its product offering, as well as strong relationships with customers, including hospitals and acute care facilities, customer purchasing groups and pharmaceutical companies. The BioScience business benefits from a number of competitive advantages, such as continued innovation of products and services, its strong customer relationships, and reliable and consistent supply of its products. Baxter’s Renal business capitalizes on its position as the world’s leading manufacturer of PD products, as well as its strong relationships with customers and patients, including the many patients who self-administer the home-based therapy supplied by Baxter. In addition, the company believes that each of its three business segments benefits from the technological advantages of its products, as described above. See Item 1—Business—Business Segments.”

Baxter’s competitors, large and small, will continue to introduce competitive products. The company’s research and development efforts are essential to remaining competitive in all three business segments. The development and acquisition of innovative products and technologies that improve efficacy, safety, patients’ ease of use and cost-effectiveness are important to Baxter’s success. The success of new product offerings will depend on many factors, including the company’s ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economical and timely manner, and differentiate its products from those of competitors.

Seasonality

Sales and earnings have historically been higher in the fourth quarter of the year, reflecting principally the buying patterns of customers.

Quality Management

Baxter places significant emphasis on providing quality products and services to its customers. Quality management plays an essential role in determining and meeting customer requirements, preventing defects and improving the company’s products and services. Baxter has a network of quality systems throughout the company’s business units and facilities which relate to the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of the company’s products. To assess and facilitate compliance with applicable requirements, the company regularly reviews its quality systems to determine their effectiveness and identify areas for improvement. Baxter also performs assessments of its suppliers of raw materials, components and finished goods. In addition, the company conducts quality management reviews designed to inform management of key issues that may affect the quality of products and services.

In order to address matters of product quality that arise from time to time, Baxter has developed and begun the process of implementing a global quality system improvement strategy to review and redesign its quality systems. This new program is designed to enhance the effectiveness of corrective and preventive actions taken in response to quality issues that may arise with respect to the company’s products and facilities. As a part of this program, the company has initiated a number of organizational changes, including the hiring of a new corporate vice president for quality as well as other key management positions within the quality, regulatory affairs and medical surveillance functions. Baxter is also expanding its Six Sigma program to drive product and process improvements. As discussed under “Government Regulation” below, as is the case for any medical products company, Baxter is subject to regulatory scrutiny by the FDA and other regulatory agencies. Baxter has communicated with the FDA and various regulatory authorities outside of the U.S. about its global quality system improvement strategy and provides regular updates to the FDA about the status of the implementation efforts.

From time to time, the company may determine that products manufactured or marketed by the company do not meet company specifications, published standards such as those issued by the International Standards Organization (ISO), or regulatory requirements. When a quality issue is identified, depending upon the circumstances, Baxter may take corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling, and/or other actions.

Government Regulation

The operations of Baxter and many of the products manufactured or sold by the company are subject to extensive regulation by numerous governmental agencies, both within and outside the United States. In the United States, the federal agencies that regulate the company’s facilities, operations, employees, products (their manufacture, sale, import and export) and services include: the Food and Drug Administration, the Drug Enforcement Agency, the Environmental Protection Agency, the Occupational Health & Safety Administration, the Department of Agriculture, the Department of Labor, the Department of Defense, Customs and Border Protection, the Department of Commerce, the Department of Treasury and others. Because Baxter supplies products and services to health-care providers that are reimbursed by Medicare, its activities are also subject to regulation by the Center for Medicare/Medicaid Services and enforcement by the Office of the Inspector General within the Department of Health and Human Services. State agencies also regulate the facilities, operations, employees, products and services of the company within their respective states. Government agencies outside the United States also regulate public health, product registration, manufacturing, environmental conditions, labor, exports, imports and other aspects of the company’s global operations.

The FDA in the United States, as well as other governmental agencies inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of Baxter’s products. The company must obtain specific approval from the FDA and non-U.S. regulatory authorities before it can market and sell most of its products. Even after the company obtains regulatory approval to market a product, the product and the company’s manufacturing processes are subject to continued review by the FDA and other regulatory authorities. The requirements and reviews of these agencies increase the amount of time and money necessary to develop new products, bring them to market and maintain regulatory approval.

The company is subject to possible administrative and legal actions by the FDA and other regulatory agencies. Such actions may include product recalls, product seizures, injunctions to halt manufacture and distribution, and other civil and criminal sanctions. From time to time, the company has instituted voluntary compliance actions, such as removing products from the market that were found not to meet applicable requirements and efforts to improve the effectiveness of quality systems.

Environmental policies of the company require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection. Various non-material capital expenditures for environmental protection were made by Baxter during 2003 and similar expenditures are planned for 2004. See Item 3—“Legal Proceedings.”

Research and Development

Baxter is actively engaged in research and development programs to develop innovative products, systems and manufacturing methods. These activities are performed at research and development centers located around the world and include facilities in Australia, Austria, Belgium, Canada, China, Colombia, France, Germany, Italy, Japan, Malta, Sweden, the United States and Venezuela. Expenditures for Baxter-sponsored research and development activities relating to continuing operations were $553 million in 2003, $501 million in 2002 and $426 million in 2001.

Principal areas of strategic focus for research and development include recombinant therapeutics, plasma-based therapeutics, vaccines, small molecule drugs, medication delivery systems, kidney dialysis, drug formulation technologies and sterilization technologies. The company’s research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product lines. For example, research relating to the performance and purity of medical plastic materials has resulted in advances that are applicable to a large number of the company’s products.

Employees

As of December 31, 2003, Baxter employed approximately 51,300 people.

Contractual Arrangements

A substantial portion of the company’s products are sold through contracts with customers, both within and outside the United States. Many of these contracts have terms of more than one year and limits on price increases. In the case of hospitals, clinical laboratories and other facilities, these contracts may specify minimum quantities of a particular product or categories of products to be purchased by the customer. In keeping with the increased emphasis on cost-effectiveness in health-care delivery, hospitals and other customers of medical products manufacturers have combined to form group purchasing organizations, or GPOs, and integrated delivery networks, or IDNs, to enhance purchasing power. GPOs and IDNs negotiate pricing arrangements with manufacturers and distributors, and the negotiated prices are made available to members. The medical products industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger and more complex. The enhanced purchasing power of these customers increases the pressure on product pricing.

Baxter has purchasing agreements with several of the major GPOs in the United States, including Premier Purchasing Partners L.P. These agreements allow members of the GPO to purchase from the suppliers of their choice and, therefore, Baxter often enters into a separate contract directly with a customer even if the customer is a GPO member. Some of these GPOs, including Premier, have agreements with more than one supplier for certain products. This is the case, for instance, with respect to the company’s agreement with Premier for intravenous solutions, nutrition products and infusion and pain management pumps and sets. Accordingly, Baxter faces competition from other suppliers even where a customer is a member of a GPO under contract with Baxter.

Sales by various Baxter businesses to members of Premier, pursuant to various contracts, represented approximately 8.3%, 8.9% and 10.1% of the company’s consolidated net sales from continuing operations in 2003, 2002 and 2001, respectively. The company has a number of contracts with Premier that are independently negotiated and expire on various dates. Baxter’s sales could be adversely affected if any of its contracts with Premier or other GPOs or IDNs are terminated in part or in their entirety, or members decide to purchase from another supplier.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions

of the Private Securities Litigation Reform Act of 1995

Statements throughout this report that are not historical facts are forward-looking statements. These statements are based on the company’s current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the company and the health-care arenas in which it operates.

Many factors could affect the company’s actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include, but are not limited to, interest rates; technological advances in the medical field; economic conditions; demand and market acceptance risks for new and existing products, technologies and health-care services; the impact of competitive products and pricing; the company’s ability to realize in a timely manner the anticipated benefits from any restructuring programs that the company undertakes or acquisitions, alliances or other transactions; the geographic mix of the company’s sales; availability of acceptable raw materials and component supply; global regulatory, trade and tax policies; regulatory, legal or other developments relating to the company’s Series A, AF and AX dialyzers; the ability to obtain adequate insurance coverage at reasonable cost; continued price competition; product development risks, including technological difficulties; ability to enforce patents; patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology; actions of regulatory bodies and other government authorities; reimbursement policies of government agencies and private payers; commercialization factors; results of product testing; unexpected quality or safety concerns, whether or not justified, leading to product launch delays, recalls, withdrawals, or declining sales; and other factors described elsewhere in this report or in the company’s other filings with the Securities and Exchange

Commission. Additionally, as discussed in Item 3.—”Legal Proceedings,” upon the resolution of certain legal matters, the company may incur charges in excess of presently established reserves. Any such charge could have a material adverse effect on the company’s results of operations or cash flows in the period in which it is recorded.

Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are not economic or not available. If the United States dollar strengthens significantly against most foreign currencies, the company’s ability to realize projected growth rates in its sales and net earnings outside the United States could be negatively impacted.

The company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, but there can be no assurance that the actual results or performance of the company will conform to any future results or performance expressed or implied by such forward-looking statements.

Financial Information About Foreign and Domestic Operations

International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action, as well as volatile economic, social and political conditions in certain countries, particularly in Latin America.

Financial information is incorporated by reference from the Annual Report, pages 69–71, section entitled “Notes to Consolidated Financial Statements—Segment Information.”

Available Information

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

In addition, Baxter’s Corporate Governance Guidelines, Global Business Practice Standards, and the written charters for the committees of Baxter’s Board of Directors are available on Baxter’s website at www.baxter.com under Corporate Governance and in print upon request by writing to Baxter International Inc., Corporate Secretary, One Baxter Parkway, Deerfield, Illinois 60015.

Item 2.     Properties.

Baxter owns or has long-term leases on substantially all of its major manufacturing facilities. With respect to its continuing operations, the company maintains 35 manufacturing facilities in the United States and its territories, including five in Puerto Rico. The company also manufactures in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, France, Germany, India, Ireland, Italy, Japan, Malta, Mexico, New Zealand, the Philippines, Poland, Singapore, Spain, Switzerland, Tunisia, Turkey and the United Kingdom. While the majority of these facilities are shared by more than one of the company’s business segments, sixteen domestic facilities and seventeen international facilities exclusively manufacture for the Medication Delivery operations; twelve domestic and twenty-one international facilities exclusively manufacture for BioScience operations; and the Renal business is the exclusive operator of one domestic and eight international facilities. The company also owns or operates shared distribution facilities throughout the world, including seventeen in the United States and Puerto Rico and 111 located in 34 foreign countries.

The company maintains a continuous improvement program for its properties, including the retirement or improvement of older facilities and the construction of new facilities. This program includes improvement of manufacturing facilities to enable production and quality control programs to conform to the current state of technology and government regulations. Capital expenditures relating to continuing operations were $789 million in 2003, $848 million in 2002 and $759 million in 2001 (which amounts include additions to the pool of equipment placed with or leased to customers of $110 million in 2003, $114 million in 2002 and $118 million in 2001).

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

Mammary Implant Litigation

Baxter International, together with certain of its subsidiaries, is currently a defendant in various courts in a number of lawsuits seeking damages for injuries of various types allegedly caused by silicone mammary implants previously manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by Baxter in 1985, divested its Heyer-Schulte division in 1984. It is not known how many of these claims and lawsuits involve products manufactured and sold by Heyer-Schulte, as opposed to other manufacturers. In December 1998, a panel of independent medical experts appointed by a federal judge announced its findings that reported medical studies contained no clear evidence of a connection between silicone mammary implants and traditional or atypical systemic diseases. In June 1999, a similar conclusion was announced by a committee of independent medical experts from the Institute of Medicine, an arm of the National Academy of Sciences.

As of December 31, 2003, Baxter International, together with certain of its subsidiaries, was named as a defendant or co-defendant in 106 lawsuits relating to mammary implants, brought by approximately 246 plaintiffs, of which 47 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, ten currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately nine of the pending lawsuits against the company. Additionally, 132 plaintiffs have opted out of the Revised Settlement (representing approximately 76 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of December 31, 2003, 67 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the fourth quarter of 2003, Baxter obtained dismissals, or agreements for dismissals, with respect to 18 plaintiffs.

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

As of December 31, 2003, Baxter was named in 20 lawsuits and 76 claims in the United States, Ireland, Italy, Japan, France and Spain. The U.S.D.C. for the Northern District of Illinois has approved a settlement of U.S. federal court factor concentrate cases. As of December 31, 2003, approximately 6,243 claimant groups had been found eligible to participate in the settlement. Approximately 6,241 of the claimant groups had received payments as of December 31 2003. In addition, the company and other manufacturers have been named as defendants in a purported class action pending in the U.S.D.C. for the Northern District of Illinois on behalf of non-U.S. residents seeking damages for HIV and/or Hepatitis C infections and U.S. residents claiming compensation for Hepatitis C infections, and a purported class action pending in the U.S.D.C. for the Southern District of Florida on behalf of non-U.S. residents seeking damages for HIV and/or Hepatitis C infections.

In Japan, Baxter is a defendant, along with the Japanese government and other co-defendants, in factor concentrates cases in Osaka, Tokyo, Nagoya, Tohoku, Fukuoka, Sapporo and Kumamoto. As of December 31, 2003, the cases involved 1,368 plaintiffs, of whom 1,358 have received settlement payments.

In addition, Immuno International AG (Immuno), acquired by Baxter in 1996, has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV by factor concentrates containing the HIV virus. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. Pursuant to the stock purchase agreement between the company and Immuno, as revised in April 1999, approximately 26 million Swiss Francs, which is the equivalent of approximately $20 million based on the exchange rate as of December 31, 2003, of the purchase price is being withheld to cover these contingent liabilities.

Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company’s Gammagard IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard IVIG. As of December 31, 2003, Baxter was a defendant in nine lawsuits and 24 claims in the United States, France, Denmark, Italy, Spain and the United Kingdom. One class action in the United States has been certified. In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used Gammagard IVIG between January 1993 and February 1994.

The company believes that a substantial portion of the liability and defense costs related to its plasma-based therapies litigation will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency.

Other

In July 2003, Baxter International received a request from the Midwest Regional Office of the Securities and Exchange Commission for the voluntary production of documents and information concerning revisions to the company’s growth and earnings forecasts for 2003. The company is cooperating fully with the SEC in this matter.

In April 2003, A. Nattermann & Cie GmbH and Aventis Behring L.L.C. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation as the defendant. In November 2003, plaintiffs dismissed without prejudice the lawsuit. The complaint, which sought injunctive relief, alleged that Baxter’s planned manufacture and sale of ADVATE would infringe United States Patent No. 5,565,427. Plaintiffs have requested that the United States Patent and Trademark Office reexamine the patent, in view of invalidating prior art asserted by Baxter.

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

Baxter International and certain of its subsidiaries are defendants in one civil lawsuit seeking unspecified damages on behalf of a person who allegedly was injured as a result of exposure to Baxter’s Althane series dialyzers, as well as separate civil lawsuits seeking unspecified damages brought by the former distributor of Althane series dialyzers in Croatia and a dialyzer clinic in Spain. The company has reached settlements with a number of the families of patients who died in Spain, Croatia and the United States after undergoing hemodialysis on Baxter Althane series dialyzers. The U.S. Government is investigating the matter and Baxter has received a subpoena to provide documents. The government criminal investigations in Spain and Croatia have been closed without the initiation of any criminal action against the company. Other lawsuits and claims may be filed in the United States and elsewhere.

As of December 31, 2003, Baxter International and certain of its subsidiaries have been named as defendants, along with others, in fifteen lawsuits brought in various state and U.S. federal courts on behalf of various classes of purchasers of Medicare and Medicaid eligible drugs alleged to have been injured by Baxter and other defendants as a result of pricing practices for such drugs, which are alleged to be artificially inflated. All of these cases were initially transferred to the U.S.D.C. for the District of Massachusetts for consolidated pretrial case management under Multi District Litigation rules. Claimants seek unspecified damages and declaratory and injunctive relief under various state and/or federal statutes. In May 2003, the U.S.D.C. for the District of

Massachusetts granted in part defendants’ motion to dismiss the consolidated amended complaint. Plaintiffs filed an amended master consolidated class action complaint and the defendants, including Baxter, moved to dismiss the complaint. In February 2004, the court granted in part and denied in part defendants’ motion to dismiss. In addition, in January 2002, the Attorney General of Nevada filed a civil suit in the Second Judicial District Court of Washoe County, Nevada. In February 2002, the Attorney General of Montana filed a civil suit in the First Judicial District Court of Lewis and Clark County, Montana. These two lawsuits, which each name a subsidiary of Baxter International as a defendant and seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution, allege that prices for Medicare and Medicaid eligible drugs were artificially inflated in violation of various state laws. In June 2003, the U.S.D.C. for the District of Massachusetts remanded the Nevada case to Washoe County, Nevada and denied plaintiffs’ motion to remand the Montana case. In January 2004, the District Court remanded another case filed in state court (Swanston v. TAP Pharmaceutical Products, Inc., et al.) to the Superior Court of Maricopa County, Arizona. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement.

As of December 31, 2003, Baxter International and certain of its subsidiaries have been served as defendants, along with others, in 143 lawsuits filed in various state and U.S. federal courts, seven of which are purported class actions, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or other attention deficit disorders as a result of exposure to vaccines for childhood diseases containing Thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as others. As of December 31, 2003, four suits have been dismissed based on the application of the National Vaccine Injury Compensation Act. Additional Thimerosal cases may be filed in the future against Baxter and companies that marketed Thimerosal-containing products.

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance’s businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of December 31, 2003, the company was named as a defendant in 73 lawsuits, including the following purported class action: Swartz v. Baxter Healthcare Corporation, et al. Court of Common Pleas, Jefferson County, PA, 656-1997 C.D.

Baxter has been named a potentially responsible party (PRP) for environmental clean-up costs at a number of hazardous-waste sites. Under the United States Superfund statute and many state laws, generators of hazardous waste that is sent to a disposal or recycling site are liable for clean-up of the site if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Allegiance has assumed responsibility for all but seven of these sites. The estimated exposure for Baxter’s seven sites is approximately $2.2 million, which has been accrued (and not discounted) in the company’s financial statements.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters.

Incorporated by reference from the Annual Report, page 72, section entitled “Notes to Consolidated Financial Statements—Quarterly Financial Results and Market for the Company’s Stock (Unaudited).”

Item 6.     Selected Financial Data.

Incorporated by reference from the Annual Report, page 76, section entitled “Five-Year Summary of Selected Financial Data.”

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from the Annual Report, pages 18–37, section entitled “Management’s Discussion and Analysis.”

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from the Annual Report, pages 35–36, section entitled “Financial Instrument Market Risk.”

Item 8.     Financial Statements and Supplementary Data.

Incorporated by reference from the Annual Report, pages 39–72, sections entitled “Report of Independent Auditors,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Stockholders’ Equity and Comprehensive Income” and “Notes to Consolidated Financial Statements.”

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

The company carried out an evaluation, under the supervision and with the participation of the company’s Disclosure Committee and the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to Baxter required to be included in the reports that the company files under the Exchange Act. There has been no change in Baxter’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

(a)   Identification of Directors

Incorporated by reference from Baxter’s proxy statement for use in connection with its annual meeting of stockholders to be held on May 4, 2004 (Proxy Statement), page 4, section entitled “Election of Directors—Proposal 1 on the Proxy Card,” and pages 6–8, section entitled “Board of Directors—Director Biographies.”

(b)   Identification of Executive Officers

Following are the names and ages, as of March 12, 2004, of the executive officers of Baxter International, and one or both of its two principal operating subsidiaries, Baxter Healthcare Corporation and Baxter World Trade Corporation, their positions and summaries of their backgrounds and business experience. All executive officers of Baxter International are elected or appointed by the board of directors and hold office until the next annual meeting of directors and until their respective successors are elected and qualified. The annual meeting of directors is held on the date of the annual meeting of stockholders. All executive officers of Baxter Healthcare Corporation and Baxter World Trade Corporation are elected or appointed by the boards of directors of the applicable subsidiary and hold office until their respective successors are elected and qualified. As permitted by applicable law, actions by these boards (and their sole stockholder, Baxter International) may be taken by written consent in lieu of a meeting.

(1)  Baxter International Inc. Executive Officers

Harry M. Jansen Kraemer, Jr., age 49, has been a director of Baxter International since 1995 and chairman of the board since January 2000. Mr. Kraemer has been president of Baxter International since 1997 and chief executive officer since January 1999. In January 2004, Mr. Kraemer announced his decision to resign from the company, and agreed to serve as chairman and chief executive officer until his successor is named. Mr. Kraemer also serves as a director of Science Applications International Corporation.

Brian P. Anderson, age 53, is a senior vice president and chief financial officer of Baxter International, having served in those capacities since February 1998. Mr. Anderson is responsible for all finance functions, supply chain and information technology.

Karen J. May, age 45, is a corporate vice president, human resources, of Baxter International, having served in that capacity since February 2001. Prior to that, she was vice president, human resources from 2000 until 2001 and vice president, global planning and staffing from 1998 to 2000.

Norbert G. Riedel, age 46, is a senior vice president and chief scientific officer of Baxter International, having served in those capacities since May 2001. From 1998 to 2001 he served as president of the recombinant business unit of the BioScience division of Baxter Healthcare Corporation.

Thomas J. Sabatino, Jr., age 45, is a senior vice president and general counsel of Baxter International, having served as a senior vice president since May 2001 and as general counsel since December 1997. Mr. Sabatino is responsible for law, government affairs and business development. He was a corporate vice president from December 1997 to May 2001.

Michael J. Tucker, age 51, is a senior vice president of Baxter International, having served in that capacity since September 1995. Mr. Tucker is responsible for human resources, communications, Europe operations, corporate strategy, and integration and alliance management.

(2)  Baxter Healthcare Corporation and Baxter World Trade Corporation Executive Officers

Carlos del Salto, age 61, is a senior vice president of Baxter World Trade Corporation and Baxter Healthcare Corporation and president—Intercontinental/Asia and Renal, having served as senior vice president of Baxter World Trade Corporation and president—Intercontinental/Asia since 1996 and senior vice president of Baxter Healthcare Corporation and president—Renal since 2003.

David F. Drohan, age 65, is a senior vice president of Baxter Healthcare Corporation and president—Medication Delivery, having served as a senior vice president since May 2001 and as president-Medication Delivery since 1996. He was a corporate vice president from 1996 to May 2001.

John J. Greisch, age 48, is a corporate vice president of Baxter World Trade Corporation and Baxter Healthcare Corporation and president—BioScience, having served in those capacities since January 2004. Prior to that, Mr. Greisch served as vice president of finance and strategy for the BioScience division from May 2003 until January 2004 and as vice president of finance for the Renal division from April 2002 until May 2003. Prior to joining Baxter, he was president and chief executive officer of FleetPride Corporation, a distribution company.

(c)   Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Incorporated by reference from the Proxy Statement, page 31, section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

(d)   Code of Ethics.

The company has adopted a code of ethics, called the Global Business Practice Standards, that applies to members of Baxter’s Board of Directors and all employees of the company, including the chief executive officer, chief financial officer, controller and other senior financial officers. Baxter’s Global Business Practice Standards are available on Baxter’s website at www.baxter.com under “Corporate Governance” and in print free of charge upon request by writing to Baxter International Inc., Business Practices, One Baxter Parkway, Deerfield, Illinois 60015. Baxter intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of its Global Business Practice Standards that applies to Baxter’s chief executive officer, chief financial officer, controller or persons performing similar functions by posting such information on the company’s website, at www.baxter.com under “Corporate Governance.”

(e)   Audit Committee.

The current members of the Audit Committee of Baxter’s Board of Directors are Thomas T. Stallkamp (chairman), Pei-yuan Chia, Gail D. Fosler, K. J. Storm and Fred L. Turner. Baxter’s Board of Directors has determined that all members of the audit committee are independent, as defined by Baxter’s Corporate Governance Guidelines and New York Stock Exchange rules, and that Thomas T. Stallkamp and K. J. Storm each qualify as an “audit committee financial expert” as defined by the Securities and Exchange Commission.

Item 11.	Executive Compensation.

Incorporated by reference from the Proxy Statement, page 14, section entitled “Board of Directors-Compensation of Directors” and pages 24–28, section entitled “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the Proxy Statement, pages 29–30, section entitled “Ownership of Baxter Stock” and pages 32–35, section entitled “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the Proxy Statement, pages 4–5, section entitled “Ratification of Appointment of Independent Auditors—Proposal 2 on the Proxy Card.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as a part of this report:

(a) Financial Statements	Location

Financial Statements Required By Item 8 of This Form
Consolidated Balance Sheets	Annual Report, page 40
Consolidated Statements of Income	Annual Report, page 41
Consolidated Statements of Cash Flows	Annual Report, page 42
Consolidated Statements of Stockholders’ Equity and Comprehensive Income	Annual Report, page 43
Notes to Consolidated Financial Statements	Annual Report, pages 44–72
Report of Independent Auditors	Annual Report, page 39

Schedules Required By Article 12 of Regulation S-X

Report of Independent Auditors on Financial Statement Schedule	page 19

Schedule II—Valuation and Qualifying Accounts	page 20

All other schedules have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

On December 23, 2003, Baxter International furnished a current report on Form 8-K under Item 9, “Regulation FD Disclosure,” attaching a press release announcing revised earnings per diluted share expectations for the fourth quarter and full year 2003.

On October 16, 2003, Baxter International furnished a current report on Form 8-K under Item 12, “Results of Operations and Financial Condition,” attaching a press release reporting its financial results for the third quarter of 2003.

(c)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(a) of Form 10-K. The list of exhibits so designated is incorporated by reference in this Part IV, Item 15.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Baxter International Inc.

Our audits of the consolidated financial statements referred to in our report dated February 20, 2004 appearing in the 2003 Annual Report to Stockholders of Baxter International Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

February 20, 2004

SCHEDULE II

Valuation and Qualifying Accounts

(in millions of dollars)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged/ (credited) to other accounts(a)	Deductions from reserves	Balance at end of period

Year ended December 31, 2003:
Allowance for doubtful accounts	62	13	3	(12)	66
Inventory reserves	118	158	9	(164)	121
Litigation reserves	232	6	9	(36)	211
Deferred tax asset valuation allowance	67	96	—	(12)	151

Year ended December 31, 2002:
Allowance for doubtful accounts	57	14	(2)	(7)	62
Inventory reserves	125	177	7	(191)	118
Litigation reserves	287	58	8	(121)	232
Deferred tax asset valuation allowance	58	9	—	—	67

Year ended December 31, 2001:
Allowance for doubtful accounts	43	17	—	(3)	57
Inventory reserves	110	116	(7)	(94)	125
Litigation reserves	361	49	3	(126)	287
Deferred tax asset valuation allowance	50	17	—	(9)	58

(a)	Valuation accounts of acquired or divested companies and foreign currency translation adjustments. Reserves are deducted from assets to which they apply.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAXTER INTERNATIONAL INC.

By:	/s/ HARRY M. JANSEN KRAEMER, JR.
Harry M. Jansen Kraemer, Jr. Chairman and Chief Executive Officer

DATE:     March 12, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

Signature	Title

/s/ HARRY M. JANSEN KRAEMER, JR. Harry M. Jansen Kraemer, Jr.	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

/s/ BRIAN P. ANDERSON Brian P. Anderson	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ WALTER E. BOOMER Walter E. Boomer	Director

/s/ PEI-YUAN CHIA Pei-yuan Chia	Director

/s/ JOHN D. FORSYTH John D. Forsyth	Director

/s/ GAIL D. FOSLER Gail D. Fosler	Director

Signature	Title

/s/ JAMES R. GAVIN III, M.D., PH.D. James R. Gavin III, M.D., Ph.D.	Director

/s/ JOSEPH B. MARTIN, M.D., PH.D. Joseph B. Martin, M.D., Ph.D.	Director

/s/ THOMAS T. STALLKAMP Thomas T. Stallkamp	Director

/s/ K. J. STORM K. J. Storm	Director

/s/ MONROE E. TROUT, M.D. Monroe E. Trout, M.D	Director

/s/ FRED L. TURNER Fred L. Turner	Director

/s/ CAROLE J. UHRICH Carole J. Uhrich	Director

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Number and Description of Exhibit

3.	Certificate of Incorporation and Bylaws
	3.1*	Restated Certificate of Incorporation, as amended, including Certificate of Designation of Series B Junior Participating Preferred Stock and Certificate of Elimination of Series A Junior Participating Preferred Stock, filed as exhibit 3.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002.

	3.2*	Certificate of Designation of Series A Junior Participating Preferred Stock, filed under the Securities Act of 1933 as Exhibit 4.3 to the company’s registration statement on Form S-8 (No. 33-28428).

	3.3*	Amended and Restated Bylaws dated February 25, 2003, filed as exhibit 3.3 to the company’s annual report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4.	Instruments defining the rights of security holders, including indentures
	4.1*	Amended and Restated Indenture dated November 15, 1985 (the “Indenture”), between the company and First Trust N.A. (“First Trust”) as successor in interest to Continental Illinois National Bank and Trust Company of Chicago (“Continental”), filed under the Securities Act of 1933 as exhibit 4.1 to the company’s registration statement on Form S-3 (No. 33-1665).

	4.2*	First Supplemental Indenture to the Indenture between the company and First Trust (as successor in interest to Continental), filed under the Securities Act of 1933 as exhibit 4.1(A) to the company’s registration statement on Form S-3 (No. 33-6746).

	4.3*	Supplemental Indenture dated as of January 29, 1997, between the company and First Trust (as successor to Continental), filed under the Securities Act of 1933 as exhibit 4.1B to the company’s debt securities shelf registration statement on Form S-3 (No. 333-19025) (the “1997 Shelf”).

	4.4*	Fiscal and Paying Agency Agreement dated as of November 15, 1984, between the company and Citibank, N.A., as amended, filed as exhibit 4.16 to the company’s annual report on Form 10-K for the year ended December 31, 1987 (the “1987 Form 10-K”).

	4.5*	Specimen 9½% Note, filed as exhibit 4.3(a) to the company’s current report on Form 8-K dated June 23, 1988.

	4.6	Intentionally omitted.

	4.7	Intentionally omitted.

	4.8*	Specimen 7.125% Note, filed as exhibit 4.10 to the company’s annual report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”).

	4.9*	Specimen 7.65% Debenture, filed as exhibit 4.11 to the 1996 Form 10-K.

	4.10*	Contingent Payment Rights Agreement, filed under the Securities Act of 1933 as exhibit 2 to the Company’s registration statement on Form S-4 (No. 333-47927).

	4.11*	Rights Agreement dated as of December 9, 1998, between the company and First Chicago Trust Company of New York, filed as Exhibit 1 to a registration statement on Form 8-A dated February 23, 1999.

	4.12*	Indenture dated as of May 21, 2001 by and among the company and Bank One Trust Company, N.A. as trustee, filed as exhibit 4.6 to the company’s registration statement on Form S-3 (No. 333-67772).

Number and Description of Exhibit

	4.13*	Form of Debenture, filed as exhibit 4.7 to the company’s registration statement on Form S-3 (No. 333-67772).

	4.14*	Registration Rights Agreement dated May 16, 2001 by and among the company and the initial purchasers of the Debentures, filed as exhibit 4.8 to the company’s registration statement on Form S-3 (No. 333-67772).

	4.15*	Purchase Contract Agreement, dated as of December 17, 2002, between the company and Bank One Trust Company, N.A., as Purchase Contract Agent, filed as exhibit 4.2 to Amendment No. 1 to the Form 8-A dated December 23, 2002 (“December 2002 Form 8-A”).

	4.16*	Pledge Agreement, dated as of December 17, 2002, among the company, Bank One Trust Company, N.A., as Collateral Agent, Custodial Agent and Securities Intermediary and Bank One Trust Company, N.A., as Purchase Contract Agent, filed as exhibit 4.3 to December 2002 Form 8-A.

	4.17*	Remarketing Agreement, dated as of December 17, 2002, among the company, Bank One Trust Company, N.A., as Purchase Contract Agent, and the Remarketing Agent named therein, filed as exhibit 4.4 to December 2002 Form 8-A.

	4.18*	Indenture, dated as of April 26, 2002 between the company and Bank One Trust Company, N.A., as Trustee, filed as exhibit 4.5 to December 2002 Form 8-A.

	4.19*	Supplemental Indenture No. 1, dated as of December 17, 2002, between the company and Bank One Trust Company, N.A., as Trustee, filed as exhibit 4.6 to December 2002 Form 8-A.

	4.20*	Form of Corporate Unit (included in exhibit 4.15).

	4.21*	Form of Senior Note due 2008 (included in exhibit 4.19).

	4.22*	Second Supplemental Indenture, dated as of March 10, 2003 between the company and Bank One Trust Company, N.A., as Trustee, filed as exhibit 4.2 to the company’s registration statement on Form S-4 (No. 333-109329).

10.	Material Contracts
C	10.1*	Form of Indemnification Agreement entered into with directors and officers, filed as exhibit 19.4 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1986.

C	10.2*	Baxter International Inc. International Retirement Plan, filed as exhibit 10.2 to the company’s annual report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

C	10.3*	Baxter International Inc. and Subsidiaries Supplemental Pension Plan, as amended and restated effective January 1, 2002, filed as exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 (the “March 2002 Form 10-Q”).

C	10.4*	2001 Global Stock Option Plan, filed as exhibit 10.4 to the 2002 Form 10-K.

C	10.5*	Baxter International Inc. Stock Option Plan adopted February 21, 2000, filed as exhibit 10.2 to the company’s registration statement on Form S-8 (No. 333-48906).

C	10.6*	1987 Incentive Compensation Program, filed as exhibit C to the company’s proxy statement for use in connection with its May 13, 1987, annual meeting of stockholders.

C	10.7*	Amendment to 1987 Incentive Compensation Program, filed as exhibit 19.1 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1989.

Number and Description of Exhibit

C	10.8*	Baxter International Inc. Non-Employee Director Stock Option Plan for Annual Grant, as amended and restated effective May 6, 2003, filed as exhibit 10.8 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 Form 10-Q”).

C	10.9*	Baxter International Inc. and Subsidiaries Deferred Compensation Plan, as amended and restated effective January 1, 2002, filed as exhibit 10.9 to the March 2002 Form 10-Q.

C	10.10*	First Amendment to the Baxter International Inc. and Subsidiaries Deferred Compensation Plan, filed as exhibit 10.10 to the September 2002 Form 10-Q.

C	10.11*	Stock Option Plan adopted March 14, 1997, filed as exhibit 4.8 to the company’s registration statement on Form S-8 (No. 333-71533).

C	10.12*	Corporate Aviation Policy, filed as exhibit 10.33 to the company’s annual report on Form 10-K for the year ended December 31, 1992.

C	10.13*	1994 Incentive Compensation Program, filed as exhibit A to the company’s proxy statement for use in connection with its April 29, 1994 annual meeting of stockholders.

C	10.14*	1999 Shared Investment Plan, filed as exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999.

C	10.15*	Officer Incentive Compensation Plan, filed as exhibit 10.15 to the 2001 Form 10-K.

C	10.16*	Baxter International Inc. Restricted Stock Plan for Non-Employee Directors, as amended and restated effective May 1, 2001, filed as exhibit 10.16 to the quarterly report on Form 10-Q for the quarter ended March 31, 2001.

C	10.17*	1995 Stock Option Grant Terms and Conditions, filed as exhibit 10.34 to the company’s annual report on Form 10-K for the year ended December 31, 1995.

C	10.18*	Stock Option Plan adopted February 17, 1997, filed as exhibit 4.2 to the company’s registration statement on Form S-8 (No. 333-71533).

C	10.19*	November 1996 Stock Option Grant Terms and Conditions, filed as exhibit 10.33 to the 1996 Form 10-K.

C	10.20*	November 1996 Premium Price Stock Option Grant Terms and Conditions, filed as exhibit 10.34 to the 1996 Form 10-K.

C	10.21*	November 1997 Stock Option Grant Terms and Conditions, filed as exhibit 10.36 to the company’s annual report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

C	10.22*	1998 Incentive Compensation Program, filed as exhibit 10.37 to the 1997 Form 10-K.

C	10.23*	Long Term Incentive Plan, filed as exhibit 10.38 to the 1997 Form 10-K.

C	10.24*	1997 Scientific Advisory Board Option Plan, filed as exhibit 4.4 to the company’s registration statement on Form S-8 (No. 333-71533).

C	10.25*	2000 Incentive Compensation Program, filed as exhibit A to the company’s proxy statement for use in connection with its May 2, 2000 annual meeting of stockholders.

C	10.26*	Employee Stock Purchase Plan for United States Employees (as amended and restated effective October 1, 1999), filed as exhibit 10 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999.

C	10.27*	2001 Incentive Compensation Program and Amendment No. 1 thereto, filed as exhibit 10.27 to the 2001 Form 10-K.

Number and Description of Exhibit

C	10.28*	Stock Option Plan adopted February 17, 1998, filed as exhibit 4.5 to the company’s registration statement on Form S-8 (No. 333-71533).

C	10.29*	Special Stock Option Plan adopted February 17, 1998, filed as exhibit 4.6 to the company’s registration statement on Form S-8 (No. 333-71533).

C	10.30*	2003 Incentive Compensation Program, filed as exhibit A to the company’s proxy statement for use in connection with its May 6, 2003 annual meeting of stockholders.

C	10.31*	Baxter International Inc. Non-Employee Director Compensation Plan adopted May 6, 2003, filed as exhibit 10.31 to the June 2003 Form 10-Q.

C	10.32*	Baxter International Inc. Non-Employee Director Deferred Compensation Plan, filed as exhibit 10.32 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.

C	10.33	Separation Agreement with Alan Heller dated December 17, 2003.

C	10.34	Separation Agreement with Thomas Glanzmann dated January 30, 2004.

	12.	Computation of Ratio of Earnings to Fixed Charges.

	13.	Selections from the 2003 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this annual report on Form 10-K).

	21.	Subsidiaries of Baxter International Inc.

	23.	Consent of PricewaterhouseCoopers LLP.

	24.	Powers of Attorney (included in signature page).

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

*	Incorporated herein by reference.
C	Exhibit contemplated by Item 15(a)(3) of Form 10-K.

Copies of the above exhibits are available at a charge of 35 cents per page upon written request to the Stockholder Services Department, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015. Copies are also available at a charge of at least 24 cents per page from the Public Reference Room of the Securities and Exchange Commission, Washington, D.C., 20549.