Form 10-Q
period 2004-03-31
BAXTER INTERNATIONAL INC
filed 2004-05-10
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share,

outstanding as of April 30, 2004 was 612,918,400 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended March 31,
	2004	2003
Net sales	$2,209	$1,997
Costs and expenses
Cost of goods sold	1,315	1,117
Marketing and administrative expenses	464	413
Research and development expenses	136	136
Net interest expense	21	19
Other expense, net	21	26

Total costs and expenses	1,957	1,711

Income from continuing operations before income taxes	252	286
Income tax expense	63	69

Income from continuing operations	189	217
Discontinued operations	(11)	(1)

Net income	$178	$216

Earnings per basic common share
Continuing operations	$0.31	$0.36
Discontinued operations	(0.02)	—

Net income	$0.29	$0.36

Earnings per diluted common share
Continuing operations	$0.31	$0.36
Discontinued operations	(0.02)	(0.01)

Net income	$0.29	$0.35

Weighted average number of common shares outstanding
Basic	612	598

Diluted	616	611

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

	March 31, 2004	December 31, 2003
Current assets
Cash and equivalents	$ 648	$ 927
Accounts and other current receivables	2,097	1,979
Inventories	2,166	2,101
Short-term deferred income taxes	209	140
Prepaid expenses and other	280	290

Total current assets	5,400	5,437

Property, plant and equipment
At cost	7,815	7,781
Accumulated depreciation and amortization	(3,261)	(3,196)

Net property, plant and equipment	4,554	4,585

Other assets
Goodwill	1,648	1,648
Other intangible assets	605	611
Other	1,523	1,498

Total other assets	3,776	3,757

Total assets	$13,730	$13,779

Current liabilities
Short-term debt	$177	$153
Accounts payable and accrued liabilities	2,532	3,105
Income taxes payable	567	561

Total current liabilities	3,276	3,819

Long-term debt and lease obligations	4,630	4,421

Other long-term liabilities	2,289	2,216

Commitments and contingencies

Stockholders’ equity
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,574,109 shares in 2004 and 2003	649	649
Common stock in treasury, at cost, 36,110,243 shares in 2004 and 37,273,424 shares in 2003	(1,799)	(1,863)
Additional contributed capital	3,728	3,773
Retained earnings	2,372	2,194
Accumulated other comprehensive loss	(1,415)	(1,430)

Total stockholders’ equity	3,535	3,323

Total liabilities and stockholders’ equity	$13,730	$13,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
(brackets denote cash outflows)	2004	2003
Cash flows from operations
Income from continuing operations	$189	$217
Adjustments
Depreciation and amortization	148	128
Deferred income taxes	10	(70)
Other	23	8
Changes in balance sheet items
Accounts receivable	(99)	(56)
Inventories	(68)	(135)
Accounts payable and accrued liabilities	(196)	(78)
Restructuring payments	(37)	(7)
Contributions to pension trust	(54)	—
Other	30	(30)

Cash flows from continuing operations	(54)	(23)
Cash flows from discontinued operations	(1)	(6)

Cash flows from operations	(55)	(29)

Cash flows from investing activities
Capital expenditures	(89)	(174)
Acquisitions (net of cash received) and investments in and advances to affiliates	(14)	(71)
Divestitures and other	26	—

Cash flows from investing activities	(77)	(245)

Cash flows from financing activities
Issuances of debt	87	610
Redemptions of debt and lease obligations	(33)	(119)
Increase in debt with maturities of three months or less, net	137	527
Common stock cash dividends	(361)	(346)
Proceeds from stock issued under employee benefit plans	31	16
Purchases of treasury stock	(11)	(153)

Cash flows from financing activities	(150)	535

Effect of currency exchange rate changes on cash and equivalents	3	(22)

Increase (decrease) in cash and equivalents	(279)	239
Cash and equivalents at beginning of period	927	1,169

Cash and equivalents at end of period	$648	$1,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s 2003 Annual Report to Stockholders (2003 Annual Report).

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

Certain reclassifications have been made to conform the 2003 financial statements and notes to the 2004 presentation.

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

	Three months ended March 31,
(in millions, except per share data)	2004	2003
Net income, as reported	$178	$216
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	28	37

Pro forma net income	$150	$179

Earnings per basic share
As reported	$0.29	$0.36
Pro forma	$0.25	$0.30

Earnings per diluted share
As reported	$0.29	$0.35
Pro forma	$0.24	$0.29

Changes in accounting principles

Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) was adopted July 1, 2003. Refer to the 2003 Annual Report for further information. In December 2003 the FASB revised and reissued FIN 46 (FIN 46-R). The provisions of FIN 46-R were required to be adopted no later than March 31, 2004. Baxter adopted FIN 46-R on March 31, 2004, and adoption of the revised standard did not have a material impact on the company’s consolidated financial statements.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

Net interest expense consisted of the following.

	Three months ended March 31,
(in millions)	2004	2003
Interest expense	$ 28	$ 30
Interest income	(7)	(10)

Interest expense, net	$ 21	$ 20

Continuing operations	$ 21	$ 19
Discontinued operations	$—	$ 1

Other income and expense

Other income and expense generally includes amounts relating to fluctuations in currency exchange rates, minority interests, income and losses relating to equity method investments, divestitures gains and asset impairment charges. Other expense for the three months ended March 31, 2003 included a pre-tax impairment charge totaling $13 million, relating to an investment whose decline in value was deemed to be other than temporary, with the investment written down to its market value, as determined by reference to quoted market prices.

Comprehensive income

Total comprehensive income was $193 million and $185 million for the three months ended March 31, 2004 and 2003, respectively. The increase in comprehensive income during 2004 was principally related to favorable movements in the company’s foreign currency hedges, partially offset by reduced net income and unfavorable currency translation adjustments.

Earnings per share

The numerator for both basic and diluted EPS is net earnings available to common shareholders. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding employee stock options, employee stock purchase subscriptions and the purchase contracts in the company’s equity units is reflected in the denominator for diluted EPS by application of the treasury stock method under SFAS No. 128, “Earnings per Share.” Prior to the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,”

on July 1, 2003, the dilutive effect of equity forward agreements was reflected in the denominator for diluted EPS by application of the reverse treasury stock method. Refer to the 2003 Annual Report for additional information regarding the company’s equity units (which did not have a dilutive effect in either 2004 or 2003), as well as the equity forward agreements (which were terminated during the third quarter of 2003). The following is a reconciliation of the shares (denominator) of the basic and diluted per-share computations.

	Three months ended March 31,
(in millions)	2004	2003
Basic shares	612	598

Effect of dilutive securities
Employee stock options	2	1
Equity forward agreements	—	10
Employee stock purchase plans	2	2

Diluted shares	616	611

Inventories

Inventories consisted of the following.

(in millions)	March 31, 2004	December 31, 2003
Raw materials	$ 540	$ 568
Work in process	743	731
Finished products	883	802

Total inventories	$2,166	$2,101

Goodwill

Goodwill was $875 million, $603 million and $170 million for the Medication Delivery, BioScience and Renal segments, respectively, at March 31, 2004. Goodwill was $872 million, $605 million and $171 million for the Medication Delivery, BioScience and Renal segments, respectively, at December 31, 2003. The change in the goodwill balance during the quarter for each segment principally related to fluctuations in currency exchange rates.

Other intangible assets

The following is a summary of the company’s intangible assets subject to amortization at March 31, 2004 and December 31, 2003. Intangible assets with indefinite useful lives are not material to the company.

(in millions, except amortization period data)	Developed technology, including patents	Manufacturing, distribution and other contracts	Other	Total
March 31, 2004

Gross intangible assets	$814	$45	$77	$936
Accumulated amortization	298	19	21	338

Net intangible assets	$516	$26	$56	$598

Weighted-average amortization period (in years)	15	8	20	15

December 31, 2003

Gross intangible assets	$802	$39	$74	$915
Accumulated amortization	279	14	18	311

Net intangible assets	$523	$25	$56	$604

Weighted-average amortization period (in years)	15	9	20	15

The amortization expense for these intangible assets was $16 million and $12 million for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004, the anticipated annual amortization expense for these intangible assets is $62 million, $57 million, $54 million, $47 million, $42 million and $41 million in 2004, 2005, 2006, 2007, 2008 and 2009, respectively.

Product warranties

The following is a summary of activity in the product warranty liability.

	As of and for the three months ended March 31,
(in millions)	2004	2003
Beginning of period	$53	$53
New warranties and adjustments to existing warranties	3	8
Payments in cash or in kind	(6)	(8)

End of period	$50	$53

3. DISCONTINUED OPERATIONS

During the fourth quarter of 2002, the company recorded a $294 million pre-tax charge ($229 million on an after-tax basis) principally associated with management’s decision to divest the majority of the services businesses included in the Renal segment. Refer to the 2003 Annual Report for further information.

During 2003, the company sold RMS Lifeline, Inc. and RMS Disease Management, Inc. and the Medication Delivery segment’s offsite pharmacy admixture products and services business, and closed or had under contract the majority of transactions in connection with the divestiture of the Renal Therapy Services centers. Management expects the divestiture plan to be completed during 2004.

Net revenues relating to the discontinued businesses were $17 million and $48 million for the periods ended March 31, 2004 and 2003, respectively. The loss from the discontinued operations was $11 million for the three months ended March 31, 2004 (net of tax benefit of $4 million) and $1 million for the three months ended March 31, 2003 (net of tax benefit of $3 million).

Included in the pre-tax charge was $269 million pertaining to asset impairments, principally relating to goodwill and property and equipment. Also included in the charge was $25 million for cash costs, principally relating to severance and other employee-related costs associated with the elimination of approximately 75 positions, as well as legal and contractual commitment costs. The remaining reserve for cash costs of $8 million at March 31, 2004 is expected to be substantially utilized in 2004.

4. RESTRUCTURING INITIATIVES

Second quarter 2003 restructuring charge

During the second quarter of 2003, the company recorded a $337 million restructuring charge ($202 million, or $0.33 per diluted share, on an after-tax basis) principally associated with management’s decision to close certain facilities and reduce headcount on a global basis. Management decided to take these actions in order to position the company more competitively and to enhance profitability. The company has closed 26 plasma collection centers across the United States, as well as a plasma fractionation facility located in Rochester, Michigan. In addition, the company is consolidating and integrating several facilities, including facilities in Maryland; Frankfurt, Germany; Issoire, France; and Mirandola, Italy. Management discontinued Baxter’s recombinant hemoglobin protein program because it did not meet expected clinical milestones. Also included in the charge are costs related to other reductions in the company’s workforce. As further discussed below, management is implementing additional restructuring initiatives during 2004.

Included in the 2003 pre-tax charge was $128 million for non-cash costs, principally to write down property, plant and equipment, and goodwill and other intangible assets due to impairment. Also included in the 2003 pre-tax charge was $209 million for cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of approximately 3,200 positions worldwide.

The following summarizes the company’s utilization of the reserve for cash costs during the first quarter of 2004.

(in millions)	Employee- related costs	Contractual and other costs	Total
Reserve at December 31, 2003	$ 97	$ 43	$140
Utilization	(25)	(12)	(37)

Reserve at March 31, 2004	$ 72	$ 31	$103

Approximately 87% of the targeted positions have been eliminated as of March 31, 2004. The majority of the costs are expected to be paid and the remaining positions are expected to be eliminated in 2004.

2004 restructuring initiatives

In January 2004, management announced plans (which were finalized during the second quarter of 2004) to implement additional actions to improve the company’s financial position. These actions will include the elimination of approximately 3,500 to 4,000 additional positions, or approximately 7 to 8 percent of the global workforce. Nearly three quarters of the positions to be eliminated will impact general and administrative expenses. Baxter plans to reduce plasma production and close additional plasma collection centers. Management anticipates that a restructuring charge will be recorded in the second quarter of 2004, principally for severance and costs associated with the closing of facilities.

5. SECURITIZATIONS

Where economical, the company has entered into agreements with various financial institutions in which certain pools of receivables are sold. Refer to the 2003 Annual Report for further information regarding these arrangements. There have been no changes in the securitization arrangements, nor in the company’s related accounting policies. The key assumptions used in measuring the fair values of the retained interests are substantially unchanged from that disclosed in the 2003 Annual Report.

The securitization arrangements resulted in net cash outflows of $43 million and $73 million for the three months ended March 31, 2004 and 2003, respectively. A summary of the activity is as follows.

	Three months ended March 31,
(in millions)	2004	2003
Sold receivables at beginning of period	$742	$721
Proceeds from sales of receivables	375	460
Cash collections (remitted to the owners of the receivables)	(418)	(533)
Effect of currency exchange-rate changes	5	(8)

Sold receivables at end of period	$704	$640

6. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net pension and other postretirement benefits cost

The following is a summary of net expense relating to the company’s pension and other postretirement benefit plans.

	Three months ended March 31,
(in millions)	2004	2003
Pension benefits
Service cost	$ 20	$ 16
Interest cost	39	33
Expected return on plan assets	(48)	(43)
Amortization of net loss, prior service cost and transition obligation	16	6

Net periodic pension benefit cost	$ 27	$ 12

Other benefits
Service cost	$ 2	$ 2
Interest cost	8	7
Amortization of net loss and prior service cost	2	1

Net periodic other benefit cost	$ 12	$ 10

Medicare Prescription Drug, Improvement and Modernization Act

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare (Part D). Detailed regulations necessary to implement the Act have not yet been issued. The effects of the Act are not recognized in the company’s net expense and benefit obligation as management is not yet able to determine whether the company’s benefits are actuarially equivalent to Medicare (Part D). However, based on preliminary analyses, management does not expect the Act to have a material impact on the company’s consolidated financial statements.

7. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

Refer to “Part II - Item 1. Legal Proceedings” below.

8. SEGMENT INFORMATION

The company operates in three segments, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their businesses are as follows: Medication Delivery, which provides a range of intravenous solutions and specialty products that are used in combination for fluid replenishment, general anesthesia, nutrition therapy, pain management, and antibiotic therapy; BioScience, which develops biopharmaceuticals, biosurgery products, vaccines and blood collection, processing and storage products and technologies for transfusion therapies; and Renal, which develops products and provides services to treat end-stage kidney disease.

Certain items are maintained at corporate headquarters (Corporate) and are not allocated to the segments. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, corporate headquarters costs, certain non-strategic investments and related income and expense, certain nonrecurring gains and losses, certain special charges (such as in-process research and development, restructuring and asset impairments), deferred income taxes, certain foreign currency fluctuations, the majority of foreign currency and interest rate hedging activities, and certain litigation liabilities and related insurance receivables.

Financial information for the company’s segments for the quarter ended March 31 is as follows.

(in millions)	Medication Delivery	BioScience	Renal	Other	Total
Three months ended March 31,

2004
Net sales	$929	$810	$470	$ —	$2,209
Pre-tax income	153	122	81	(104)	252

2003
Net sales	$850	$740	$407	$ —	$1,997
Pre-tax income	135	125	66	(40)	286

The following is a reconciliation of total segment amounts to totals per the condensed consolidated income statements.

	Three months ended March 31,
(in millions)	2004	2003
Pre-tax income
Total pre-tax income from segments	$356	$326
Unallocated amounts
Interest expense, net	(21)	(19)
Certain currency exchange-rate fluctuations and hedging activities	(34)	(8)
Other Corporate items	(49)	(13)

Income from continuing operations before income taxes	$252	$286

9. SHARED INVESTMENT PLAN

As discussed in the 2003 Annual Report, in order to align management and shareholder interests, in 1999 the company sold 6.1 million shares of the company’s stock to 142 of Baxter’s senior managers for $198 million in cash. The participants used five-year full-recourse personal bank loans to purchase the stock at the May 3, 1999 closing price (adjusted for the company’s stock split) of $31.81. Baxter has guaranteed repayment to the banks in the event a participant in the plan defaults on his or her obligations, which are due on May 6, 2004. The plan also includes certain risk-sharing provisions, which terminate on May 6, 2004. The company was entitled to 50% of any gain relating to stock sold on or before May 3, 2002. For stock sold after May 3, 2002 and through May 6, 2004, the company shares 50% in any loss incurred by the participants relating to a stock price decline (at the Baxter common stock closing price at March 31, 2004 of $30.89, the loss-sharing amount relating to shares held by participants on that date is approximately $2 million).

With respect to the guarantees, the company may take actions relating to participants and their assets to obtain full reimbursement for any amounts the company pays to the bank pursuant to the loan guarantee (in excess of any obligation under the risk-sharing provision). Baxter’s maximum potential obligations for outstanding principal and interest and risk-sharing relating to this plan totaled $218 million as of March 31, 2004.

In May 2003, management announced that, in order to continue to align management and shareholder interests and to balance both the short- and long-term needs of Baxter, the board of directors authorized the company to provide a new three-year guarantee at the May 6, 2004 loan due date for the non-executive officer employees who remain in the plan, should they elect to extend their loans. As noted above, as of May 6, 2004, the 50% risk-sharing provision included in the current plan will terminate. The amount under the company’s loan guarantee that will be effective on May 6, 2004 relating to the 73 eligible employees who have elected to extend their loans is $102 million.

No liability is recorded relating to the outstanding guarantees at March 31, 2004. The new three-year guarantee is not expected to have a material impact on the company’s results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the 2003 Annual Report to Stockholders of Baxter International Inc. (2003 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of Baxter International Inc. and its subsidiaries (the company or Baxter) for the year ended December 31, 2003. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the quarter ended March 31, 2004.

RESULTS OF CONTINUING OPERATIONS

NET SALES

	Three months ended March 31,		Percent increase
(in millions)	2004	2003
International	$1,190	$1,041	14%
United States	1,019	956	7%

Total net sales	$2,209	$1,997	11%

Currency exchange rate fluctuations benefited sales growth by 7 points during the three months ended March 31, 2004 principally because the United States Dollar weakened since the prior year quarter relative to the Euro. These fluctuations impacted sales growth for all three segments. Refer to Note 8 to the condensed consolidated financial statements for a summary of net sales by segment.

Medication Delivery

The Medication Delivery segment generated 9% sales growth during the three months ended March 31, 2004 (including 5 percentage points due to the favorable impact of foreign currency fluctuations), with the strongest sales growth in international markets. Increased sales of certain generic and branded pre-mixed drugs and drug delivery products contributed 2 points of sales growth. Sales of intravenous therapies, which principally include intravenous solutions and nutritional products, contributed 4 points to the segment’s growth rate for the quarter. Sales of anesthesia and critical care products contributed 1 point to the growth rate, primarily due to increased sales of certain generic drugs. Sales of electronic infusion pumps and related tubing sets also contributed 1 point to the growth rate. Partially offsetting the growth in these product lines was the impact of management’s 2003 decision to exit certain lower-margin distribution businesses outside the United States. The segment’s sales growth in the United States during the first quarter of 2004 was not significantly impacted by the renegotiated long-term contracts with group purchasing organizations, principally Premier Purchasing Partners L.P. (Premier), the most significant of which became effective in February 2004. While sales growth during the remainder of 2004 is expected to be impacted by the reduced pricing included in these contracts, management believes that over time, the impact of reduced pricing will be substantially offset by increased sales volumes and product mix upgrades.

BioScience

Sales in the BioScience segment increased 9% for the three months ended March 31, 2004 (including 7 percentage points due to the favorable impact of foreign currency fluctuations), with sales growth strongest in the United States. The primary driver of the segment’s growth rate for the quarter was increased sales of recombinants, contributing 6 points of growth. Recombinant growth was principally fueled by higher demand for Recombinate Antihemophilic Factor (rAHF) (Recombinate), as well as the launch of the advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, which received regulatory approval in the United States in July 2003 and in Europe in March 2004. Of the 6 points of growth relating to recombinants, sales of ADVATE contributed 4 points, with an increased sales contribution expected during the remainder of 2004 as the launch of this new product continues and broadens in the United States and Europe. These factors were partially offset by the impact of the entry or re-entry into the marketplace in 2003 by certain competitors. Sales of plasma-based products, which were relatively flat for the quarter, were impacted by competitive pressures, as well as a continuing shift in the market from plasma-based to recombinant hemophilia products. As discussed further below, as a result of these competitive pressures, the company closed 26 plasma collection centers and a plasma fractionation plant during 2003, and plans to reduce plasma production and close additional centers during 2004, to improve the economics of the plasma business. Higher sales of anti-body therapies, including IGIV (immune globulin intravenous) for immune deficiencies, contributed 2 points to the growth rate for the quarter, and increased sales of biosurgery products contributed 1 point to the growth rate. Sales of transfusion therapies products contributed 1 point of growth, partially due to the continued launch and penetration of the ALYX platform, an automated blood collection system. Partially offsetting the growth in these product lines was the impact of lower sales of vaccines, principally due to lower sales of NeisVac-C for the prevention of meningitis C. Sales of vaccines are impacted by the timing of government tenders, and there were no significant tenders filled during the first quarter of 2004.

Renal

Sales from continuing operations in the Renal segment increased 16% for the three months ended March 31, 2004 (including 8 percentage points due to the favorable impact of foreign currency fluctuations), with sales growth strongest in international markets. Increased sales of products for peritoneal dialysis contributed 11 points to the segment’s growth rate for the quarter. Increased penetration of products for peritoneal dialysis continues to be strongest in emerging markets such as Latin America and Asia, where many people with end-stage renal disease are currently under-treated. The majority of the remaining 5 points of growth during the three months ended March 31, 2004 was related to increased sales of hemodialysis products.

The following tables show key ratios of certain income statement items as a percent of sales.

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended March 31,		Change
	2004	2003
Gross margin	40.5%	44.1%	(3.6 pts	)
Marketing and administrative expenses	21.0%	20.7%	0.3 pts

Foreign currency fluctuations, principally relating to the strengthened Euro, accounted for approximately 2 points of the gross margin decline from 2003 to 2004. Also, as discussed above, sales of the BioScience segment’s plasma-based products have been impacted by increased competition and related pricing pressures, which, while stabilizing, unfavorably affected the gross margin for these products during the first quarter of 2004 as compared to the prior year quarter. In addition, costs associated with the company’s employee pension and other postretirement benefit plans have increased since the prior year quarter (as further discussed below). These factors were partially offset by cost savings relating to the company’s restructuring initiatives (as further discussed below).

Marketing and administrative expenses as a percent of sales increased slightly during the quarter primarily due to foreign currency fluctuations, increased employee pension and other postretirement benefit plan costs, and the impact of reduced costs in the prior year quarter due to a change in the employee vacation policy. These factors were partially offset by cost savings relating to the company’s 2003 restructuring initiatives and other actions designed to reduce the company’s expense base.

Expenses associated with the company’s pension and other postretirement benefit plans increased $17 million during the first quarter of 2004, as detailed in Note 6, principally due to a reduction in the discount rate and the amortization of unrecognized losses. Refer to the 2003 Annual Report for further information.

RESEARCH AND DEVELOPMENT

	Three months ended March 31,		Percent increase
(in millions)	2004	2003
Research and development (R&D) expenses	$136	$136	— %
As a percent of sales	6.2%	6.8%

R&D expenses in the first quarter of 2004 were flat as compared to the prior year. Management does not expect R&D spending to increase significantly for full year 2004, with increased spending on certain projects across the three segments offset by the benefits of the 2003 restructuring initiatives, and the termination of certain programs (such as the recombinant hemoglobin protein project, which was terminated in the second quarter of 2003).

RESTRUCTURING INITIATIVES

Second quarter 2003 restructuring charge

During the second quarter of 2003, the company recorded a $337 million restructuring charge ($202 million, or $0.33 per diluted share, on an after-tax basis) principally associated with management’s decision to close certain facilities and reduce headcount on a global basis. Management decided to take these actions in order to position the company more competitively and to enhance the company’s profitability. Refer to Note 4 for additional information.

During the first quarter of 2004, $37 million of the reserve for cash costs was utilized. Approximately 87% of the targeted positions have been eliminated as of March 31, 2004. The majority of the costs are expected to be paid and the majority of the remaining positions are expected to be eliminated by the end of 2004.

Management expects that the actions initiated in 2003 will generate incremental annual savings of approximately $0.15 to $0.20 per diluted share when fully implemented. The cost savings principally relate to employee compensation and primarily benefit the marketing and administrative expenses line in the consolidated income statement. Management estimates that the cost savings in the first quarter of 2004 were approximately $0.04 per diluted share, and expects that the full year 2004 savings will total approximately $0.15 per diluted share.

2004 restructuring initiatives

In January 2004, management announced plans (which were finalized during the second quarter of 2004) to implement additional actions to improve the company’s financial position. These actions will include the elimination of approximately 3,500 to 4,000 additional positions, or approximately 7 to 8 percent of the global workforce. Nearly three quarters of the positions to be eliminated will impact general and administrative expenses. The company also intends to further enhance profitability and cash flows by adjusting its plasma production. Accordingly, Baxter plans to reduce plasma production and close additional plasma collection centers. Management anticipates that an after-tax restructuring charge of approximately $350 to $400 million, or $0.55 to $0.65 per diluted share, will be recorded in the second quarter of 2004, principally for severance and costs associated with the closing of facilities. Management anticipates that these additional initiatives will yield savings of $0.05 per diluted share in the second half of 2004, $0.20 to $0.25 per diluted share in 2005, and $0.30 to $0.35 per diluted share when fully implemented in 2006.

NET INTEREST EXPENSE

Net interest expense increased $2 million for the three months ended March 31, 2004 principally due to lower capitalized interest and higher effective interest rates.

OTHER EXPENSE, NET

Other expense decreased during the three months ended March 31, 2004. Included in other income and expense in both 2004 and 2003 were amounts relating to fluctuations in currency exchange rates, minority interests and income related to equity method investments. Other expense in 2003 included a $13 million pre-tax impairment charge relating to an investment in a publicly traded company, with the decline in value deemed to be other than temporary.

PRE-TAX INCOME

Refer to Note 8 to the condensed consolidated financial statements for a summary of financial results by segment. Certain items are maintained at the company’s corporate headquarters and are not allocated to the segments. They primarily include certain foreign currency fluctuations, the majority of the foreign currency and interest rate hedging activities, net interest expense, income and expense related to certain non-strategic investments, corporate headquarters costs, certain nonrecurring gains and losses, and certain special charges (such as in-process research and development, restructuring and asset impairments). In addition, the above-mentioned increased costs associated with the pension and other postretirement benefit plans have not been completely allocated to the segments. The following is a summary of significant factors impacting the segments’ financial results.

Medication Delivery

Pre-tax income increased 13% for the three months ended March 31, 2004. The growth in pre-tax income was primarily the result of strong sales growth, the close management of costs, the benefits of the recent restructuring initiatives, and changes in currency exchange rates (as noted above, foreign currency hedging activities for all segments are recorded at corporate, and are not included in segment results). As noted above, while results for the first quarter of 2004 were not significantly impacted by the recently renegotiated long-term contracts with group purchasing organizations, principally Premier, sales and earnings growth during the remainder of 2004 is expected to be impacted by the reduced pricing included in these contracts.

BioScience

Pre-tax income decreased 2% for the three months ended March 31, 2004. The decline in pre-tax income was primarily due to changes in currency exchange rates, lower sales of higher-margin vaccines, reduced gross margins for plasma-based products, and a modest increase in inventory reserves, partially offset by lower R&D spending as a result of the recent prioritization initiatives (including the termination of the recombinant hemoglobin protein project in 2003), the close management of costs, and the benefits of the recent restructuring initiatives.

Renal

Pre-tax income increased 23% for the three months ended March 31, 2004. The increase in pre-tax income was primarily due to strong sales growth, changes in currency exchange rates, an improved sales mix, the close management of costs, and the benefits of the recent restructuring initiatives, partially offset by increased R&D spending.

INCOME TAXES

The effective income tax rate from continuing operations for the first quarter of 2004 and 2003 was 25% and 24%, respectively. The effective income tax rate was substantially unchanged, with minor differences principally due to changes in the mix of earnings between the various tax jurisdictions.

INCOME AND EARNINGS PER DILUTED SHARE FROM CONTINUING OPERATIONS

Income from continuing operations of $189 million, or $0.31 per diluted share, for the three months ended March 31, 2004 decreased 13% from the $217 million, or $0.36 per diluted share, reported in the prior year quarter. The significant factors causing the decline are discussed above.

LOSS FROM DISCONTINUED OPERATIONS

The loss from discontinued operations was $11 million and $1 million in the current and prior year quarter, respectively. Refer to Note 3 for further discussion of the discontinued operations. Management expects the divestiture plan will be completed during 2004.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements for the year ended December 31, 2003, which are included in the 2003 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis section of the 2003 Annual Report. There have been no significant changes in the application of the critical accounting policies since December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from continuing operations

The company reported cash outflows from continuing operations of $54 million for the three months ended March 31, 2004. These cash outflows increased $31 million as compared to the prior year quarter. The increase in cash outflows was due to lower cash flows relating to accounts receivables and liabilities, payments related to the restructuring programs, and contributions to the pension trust, partially offset by higher earnings (before non-cash items) and improved cash flows relating to inventories.

Accounts Receivable

The decrease in cash flows relating to accounts receivable was partially due to reduced cash flows from the company’s securitization arrangements, as detailed in Note 5. Management continues to increase its focus on working capital efficiency. With this increased focus, the company improved its accounts receivable collections (days sales outstanding improved from 65.2 days at March 31, 2003 to 64.7 days at March 31, 2004).

Inventories

The following is a summary of inventories at March 31, 2004 and December 31, 2003, as well as inventory turns for the first quarter of 2004 and 2003, by segment.

	Inventories		Inventory turns for the three months ended March 31,
(in millions, except inventory turn data)	March 31, 2004	December 31, 2003	2004	2003
BioScience	$1,372	$1,381	1.42	1.36
Medication Delivery	590	529	3.63	3.70
Renal	204	191	4.07	3.62

Total	$2,166	$2,101	2.34	2.27

Inventory balances increased $65 million from December 31, 2003 to March 31, 2004. A portion of the increase related to fluctuations in currency exchange rates (particularly the strengthened Euro), which did not impact cash flows. Inventory turns are impacted by seasonality in certain of the company’s businesses, and are generally highest in the fourth quarter of the year, and lower earlier in the year, for these businesses.

Liabilities, Including Restructuring Payments and Contributions to the Pension Trust

Cash flows relating to accounts payable and accrued liabilities were lower in the first quarter of 2004 as compared to the prior year quarter, partially due to the timing of payments relating to income taxes. Cash payments associated with restructuring programs increased $30 million in the first quarter of 2004. The company also contributed $54 million to its pension trust during the first three months of 2004, versus no contributions in the prior year quarter.

Cash flows from discontinued operations

Cash outflows relating to discontinued operations decreased $5 million during the first quarter, from a $6 million outflow in 2003 to a $1 million outflow in 2004. As discussed in Note 3 and above, the company has divested the majority of the discontinued operations and plans to complete the divestiture plan in 2004.

Cash flows from investing activities

Capital Expenditures

Capital expenditures decreased for the three months ended March 31, 2004 by $85 million, from $174 million in 2003 to $89 million in 2004. As discussed in the 2003 Annual Report, management is reducing its level of investments in capital expenditures in 2004 as certain significant long-term projects are completed. Management currently anticipates that the company’s capital expenditures will not exceed $650 million in 2004. Construction in progress also decreased 8% from December 31, 2003 to March 31, 2004, as the company placed assets into service.

Acquisitions and Investments In and Advances to Affiliates

Net cash outflows relating to acquisitions and investments in and advances to affiliates decreased by $57 million during the first three months of 2004, from $71 million in 2003 to $14 million in 2004. The current quarter included outflows relating to the 2003 acquisition of certain assets of Alpha Therapeutic Corporation, which are included in the BioScience segment. The 2003 outflows included the funding of a $50 million loan to Cerus Corporation, a minority investment holding which is included in the BioScience segment. Also included in net cash outflows in 2003 was an $11 million common stock investment in Acambis, Inc., which was divested later in 2003.

Divestitures and Other

Net cash flows relating to divestitures and other totaled $26 million in 2004, and principally related to the sale of a building and the return of collateral.

Cash flows from financing activities

Debt Issuances, Net of Redemptions and Other Payments of Debt

Debt issuances, net of redemptions and other payments of debt, decreased $827 million in the first quarter, from $1.018 billion in 2003 to $191 million in 2004. As discussed in the 2003 Annual Report, in March 2003 the company issued $600 million of term debt in anticipation of the redemption of approximately $800 million of convertible debentures in May 2003, when the holders exercised their rights to put the debentures to the company.

Other Financing Activities

Common stock cash dividends increased in 2004 by $15 million due to a higher level of common shares outstanding. Cash received for stock issued under employee benefit plans increased by $15 million principally due to a higher level of stock option exercises and purchases under the company’s employee stock purchase plans. Stock repurchases decreased from 2003 to 2004. In the first quarter of 2004 the company paid $11 million to repurchase stock from Shared Investment Plan (SIP) participants. Refer to Note 9 and Part II, Item 2(e), Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities, of this report for further information regarding the SIP and these repurchases. In the first quarter of 2003 the company purchased 3.1 million shares of common stock for $153 million from counterparty financial institutions in conjunction with the settlement of equity forward agreements. Refer to the 2003 Annual Report for further information.

CREDIT FACILITIES, ACCESS TO CAPITAL, AND COMMITMENTS AND CONTINGENCIES

Refer to the 2003 Annual Report for further discussion of the company’s credit facilities, access to capital, and commitments and contingencies.

The company had $648 million of cash and equivalents at March 31, 2004. The company also maintains two revolving credit facilities, which totaled $1.4 billion at March 31, 2004, and which have funding expiration dates through November 2007. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates. The company has never drawn on these facilities and does not intend to do so in the foreseeable future. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a minimum interest coverage ratio. At March 31, 2004, as in prior periods, the company was in compliance with all covenants. The company’s net-debt-to-capital ratio, as defined below, of 42.7% at March 31, 2004 was well below the credit facilities’ net-debt-to-capital covenant. Similarly, the company’s actual interest coverage ratio of 11.1 to 1 in the first quarter of 2004 was well in excess of the minimum interest coverage ratio covenant. The net-debt-to-capital ratio, which is calculated in accordance with the company’s primary credit agreements, and is not a measure defined by GAAP, is calculated as net debt (short-term and long-term debt and lease obligations, less cash and equivalents) divided by capital (the total of net debt and stockholders’ equity). The net-debt-to-capital ratio at March 31, 2004 and the corresponding covenant in the company’s credit agreements give 70% equity credit to the company’s equity units. Refer to the 2003 Annual Report for a description of the equity units, which were issued in December 2002. The minimum interest coverage ratio is a four-quarter rolling calculation of the total of income from continuing operations before income taxes plus interest expense (before interest income), divided by interest expense (before interest income). Baxter also maintains certain other short-term credit arrangements.

The company intends to fund its short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, by issuing additional debt, or by issuing common stock. As of March 31, 2004, the company can issue up to $399 million of securities, including debt, common stock and other securities, under an effective registration statement filed with the Securities and Exchange Commission. The company’s debt ratings at March 31, 2004 were A3 by Moody’s, A- by Standard & Poor’s and A- by Fitch on senior debt, and P2 by Moody’s, A2 by Standard & Poor’s and F2 by Fitch on short-term debt (all with negative outlooks, with Moody’s ratings under review for possible downgrade based on concerns regarding the transition to new senior management, challenges in certain businesses, and other factors). The first quarter 2004 downgrade and any future downgrades of Baxter’s credit ratings unfavorably impact the financing costs associated with the company’s credit arrangements and future debt issuances. Certain specified downgrades, if they occur in the future, would also require the company to post additional collateral pursuant to certain of its arrangements. However, any future downgrades would not affect the company’s ability to draw on its credit facilities, and would not result in an acceleration of the scheduled maturities of any of the company’s outstanding debt.

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

See “Part II - Item 1. Legal Proceedings” for a discussion of the company’s legal contingencies. Upon resolution of any of these uncertainties, the company may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the company’s net income or cash flows in the period in which it is recorded or paid, based on the advice of counsel, management believes that any outcome of these actions, individually or in the aggregate, will not have a material adverse effect on the company’s consolidated financial position.

FORWARD-LOOKING INFORMATION

The matters discussed in this report that are not historical facts include forward-looking statements. These statements are based on the company’s current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the company and the health-care arenas in which it operates. Many factors could affect the company’s actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include, but are not limited to, interest rates; technological advances in the medical field; economic conditions; demand and market acceptance risks for new and existing products, technologies and health-care services; the impact of competitive products and pricing; the company’s ability to realize in a timely manner the anticipated benefits from any restructuring programs that the company undertakes, or acquisitions, alliances or other transactions; the geographic mix of the company’s sales; the availability of acceptable raw materials and component supply; global regulatory, trade and tax policies; regulatory, legal or other developments relating to the company’s A, AF and AX series dialyzers; the ability to obtain adequate insurance coverage at reasonable cost; continued price competition; product development risks, including technological difficulties; ability to enforce patents; patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology; actions of regulatory bodies and other government authorities; reimbursement policies of government agencies and private payers; commercialization factors; results of product testing; unexpected quality or safety concerns, whether or not justified, leading to product launch delays, recalls, withdrawals, or declining sales; and other factors described elsewhere in this report or in the company’s other filings with the Securities and Exchange Commission. Additionally, as discussed in Part II – Item 1. Legal Proceedings, upon the resolution of certain legal matters, the company may incur charges in excess of presently established reserves. Any such charge could have a material adverse effect on the company’s results of operations or cash flows in the period in which it is recorded.

Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are not economic or not available. If the United States Dollar strengthens significantly against foreign currencies, the company’s ability to realize projected growth rates in its sales and net earnings outside the United States could be negatively impacted.

Management believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of the company’s business and operations, but there can be no assurance that the actual results or performance of the company will conform to any future results or performance expressed or implied by such forward-looking statements. The company does not undertake any obligation to update any forward-looking statements as a result of new information, future events, changed assumptions or otherwise, and all forward-looking statements speak only as of the time when made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Currency risk

For a complete discussion, refer to the caption “Financial Instrument Market Risk” in the company’s 2003 Annual Report. As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange financial instruments relating to hypothetical and reasonably possible near-term movements in currency exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange forward and option contracts outstanding at March 31, 2004, while not predictive in nature, indicated that if the United States Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $88 million with respect to those contracts would increase by approximately $135 million.

With respect to the company’s cross-currency swap agreements used to hedge the net assets of certain consolidated foreign affiliates, if the United States Dollar uniformly weakened by 10%, on a net-of-tax basis, the net liability balance of $614 million with respect to those contracts would increase by approximately $262 million. Any increase or decrease in the fair value of cross-currency swap agreements relating to changes in spot currency exchange rates is completely offset by the change in the value of the hedged net assets. Management intends to continue to extend the terms of these instruments past their current contractual maturity dates. At March 31, 2004 approximately 75% of the net investment hedges have contractual maturity dates beyond one year in the future (with over 50% of these long-term contracts having maturity dates in 2007 and beyond).

The sensitivity analysis model recalculates the fair value of the foreign currency forward, option and swap contracts outstanding at March 31, 2004 by replacing the actual exchange rates at March 31, 2004 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

Interest rate and other risks

For a complete discussion, refer to the caption “Financial Instrument Market Risk” in the company’s 2003 Annual Report. There have been no significant changes from the information discussed therein.

Item 4. Controls and Procedures

The company carried out an evaluation, under the supervision and with the participation of the company’s Disclosure Committee and the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to Baxter required to be included in the reports that the company files under the Exchange Act. There has been no change in Baxter’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Accountants

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2004 and 2003 have been performed by PricewaterhouseCoopers LLP, the company’s independent accountants. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Accountants

To the Board of Directors and Stockholders of

Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2004, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, cash flows and stockholders’ equity and comprehensive income for the year then ended (not presented herein), and in our report dated February 20, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

May 6, 2004

PART II. OTHER INFORMATION

Baxter International Inc. and Subsidiaries

Item 1. Legal Proceedings.

Baxter International Inc. (Baxter International) and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the company or by companies that were acquired by the company. The most significant of these are reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2003 and below, and material developments for the quarter ended March 31, 2004 are described below. These cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case and claim, the jurisdiction in which each suit is brought, and differences in applicable law. Baxter has established reserves in accordance with generally accepted accounting principles for certain of the matters discussed below. For these matters, there is a possibility that resolution of the matters could result in an additional loss in excess of presently established reserves. Also, there is a possibility that resolution of certain of the company’s legal contingencies for which there is no reserve could result in a loss. Management is not able to estimate the amount of such loss or additional loss (or range of loss or additional loss). However, management believes that, while such a future charge could have a material adverse impact on the company’s net income and net cash flows in the period in which it is recorded or paid, no such charge would have a material adverse effect on Baxter’s consolidated financial position.

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

As of March 31, 2004, Baxter International, together with certain of its subsidiaries, was named as a defendant or co-defendant in 86 lawsuits relating to mammary implants, brought by approximately 186 plaintiffs, of which 156 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, ten currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately nine of the pending lawsuits against the company. Additionally, 89 plaintiffs have opted out of the Revised Settlement (representing approximately 64 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of March 31, 2004, 57 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the first quarter of 2004, Baxter obtained dismissals, or agreements for dismissals, with respect to 60 plaintiffs.

In addition to the individual suits against the company, a class action on behalf of all women with silicone mammary implants was filed on March 23, 1994 and is pending in the United States District Court (U.S.D.C.) for the Northern District of Alabama involving most manufacturers of such implants, including Baxter as successor to AHSC (Lindsey, et al., v. Dow Corning, et al.,U.S.D.C., N. Dist. Ala., CV 94-P-11558-S). The class action was certified for settlement purposes only by the court on September 1, 1994, and the settlement terms were subsequently revised and approved on December 22, 1995 (the Revised Settlement). All appeals directly challenging the Revised Settlement have been dismissed. In addition to the Lindsey class action, the company also has been named in three other purported class actions in various state and provincial courts, only one of which is certified.

On March 31, 2000, the United States Department of Justice filed an action in the federal district court in Birmingham, Alabama against Baxter and other manufacturers of breast implants, as well as the escrow agent for the revised settlement fund, seeking reimbursement under various federal statutes for medical care provided to various women with mammary implants. On September 26, 2001 the district court granted the motion of all defendants, including Baxter, to dismiss the action. The federal government appealed the dismissal and on September 15, 2003 the Eleventh Circuit Court of Appeals reversed the order of dismissal and remanded the case to the district court. The defendants, including Baxter, have filed a petition for a writ of certiorari in the United States Supreme Court.

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

As of March 31, 2004, Baxter was named in 24 lawsuits and 75 claims in the United States, Ireland, Italy, Japan and France. The U.S.D.C. for the Northern District of Illinois has approved a settlement of U.S. federal court factor concentrate cases. As of March 31, 2004, approximately 6,243 claimant groups had been found eligible to participate in the settlement. Approximately 6,241 of the claimant groups had received payments as of March 31 2004. In addition, the company and other manufacturers have been named as defendants in a purported class action pending in the U.S.D.C. for the Northern District of Illinois on behalf of non-U.S. residents seeking damages for HIV and/or Hepatitis C infections and U.S. residents claiming compensation for Hepatitis C infections, and a purported class action pending in the U.S.D.C. for the Southern District of Florida on behalf of non-U.S. residents seeking damages for HIV and/or Hepatitis C infections.

In addition, Immuno International AG (Immuno), acquired by Baxter in 1996, has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV and/or Hepatitis C by factor concentrates. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. Pursuant to the stock purchase agreement between the company and Immuno, as revised in April 1999, approximately 26 million Swiss Francs, which is the equivalent of approximately $20 million based on the exchange rate as of March 31, 2004, of the purchase price is being withheld to cover these contingent liabilities.

As previously reported in the company’s Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company’s Gammagard IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard IVIG. As of March 31, 2004, Baxter was a defendant in nine lawsuits and 6 claims in the United States, France, Denmark, Italy and Spain. One class action in the United States has been certified. In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used Gammagard IVIG between January 1993 and February 1994.

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

Baxter International and certain of its subsidiaries are defendants in one civil lawsuit seeking unspecified damages on behalf of a person who allegedly was injured as a result of exposure to Baxter’s Althane series dialyzers, as well as separate civil lawsuits seeking unspecified damages brought by the former distributor of Althane series dialyzers in Croatia and a dialyzer clinic and physician in Spain. The company has reached settlements with a number of the families of patients who died in Spain, Sweden, Croatia and the United States after undergoing hemodialysis on Baxter Althane series dialyzers. The U.S. Government is investigating the matter and Baxter has received a subpoena to provide documents. Other lawsuits and claims may be filed in the United States and elsewhere.

As of March 31, 2004, Baxter International and certain of its subsidiaries have been named as defendants, along with others, in fifteen lawsuits brought in various state and U.S. federal courts which allege that Baxter and other defendants reported artificially inflated average wholesale prices for Medicare and Medicaid eligible drugs. These cases have been brought by private parties on behalf of various purported classes of purchasers of Medicare and Medicaid eligible drugs, as well as by state attorneys general. As further explained below, all but two of these cases have been consolidated and are currently pending in the U.S.D.C. for the District of Massachusetts for pretrial case management under Multi District Litigation rules. Claimants seek unspecified damages and declaratory and injunctive relief under various state and/or federal statutes. In May 2003, the U.S.D.C. for the District of Massachusetts granted in part defendants’ motion to dismiss the consolidated amended complaint. Plaintiffs filed an amended master consolidated class action complaint and the defendants, including Baxter, moved to dismiss the complaint. In February 2004, the court granted in part and denied in part defendants’ motion to dismiss. The lawsuits against Baxter include three lawsuits brought by state attorneys general, which allege that prices for Medicare and Medicaid eligible drugs were artificially inflated and seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution. Specifically, in January 2002, the Attorney General of Nevada filed a civil suit in the Second Judicial District Court of Washoe County, Nevada. In February 2002, the Attorney General of Montana filed a civil suit in the First Judicial District Court of Lewis and Clark County, Montana. In March 2004, the Attorney General of Pennsylvania filed a civil suit in the Commonwealth Court of Pennsylvania. In June 2003, the U.S.D.C. for the District of Massachusetts remanded the Nevada case to Washoe County, Nevada and denied plaintiffs’ motion to remand the Montana case. In January 2004, the District Court remanded another case filed in state court to the Superior Court of Maricopa County, Arizona. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement.

As of March 31, 2004, Baxter International and certain of its subsidiaries have been served as defendants, along with others, in 148 lawsuits filed in various state and U.S. federal courts, seven of which are purported class actions, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or other attention deficit disorders as a result of exposure to vaccines for childhood diseases containing Thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as others. As of March 31, 2004, four suits have been dismissed based on the application of the National Vaccine Injury Compensation Act. Additional Thimerosal cases may be filed in the future against Baxter and companies that marketed Thimerosal-containing products.

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance’s businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of March 31, 2004, the company was named as a defendant in 48 lawsuits.

In addition to the cases discussed above, Baxter is a defendant in a number of other claims, investigations and lawsuits. Based on the advice of counsel, management does not believe that, individually or in the aggregate, these other claims, investigations and lawsuits will have a material adverse effect on the company’s results of operations, cash flows or consolidated financial position.

Item 2(e). Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table includes information about the company’s common stock repurchases during the first quarter of 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
January 1, 2004 through January 31, 2004	234,000	$31.37	—
February 1, 2004 through February 29, 2004	12,000	31.16	—
March 1, 2004 through March 31, 2004	134,000	31.08	—

Total	380,000	$31.26	—	$243,000,000

(1)	There were no share repurchases during the quarter pursuant to the company’s publicly announced repurchase program (see Note 2 below). The shares were repurchased from Shared Investment Plan participants in private transactions, and the price paid per share reported above includes settlements of the company’s risk-sharing obligation, totaling $209,000 in the aggregate. Refer to Note 9 to the consolidated financial statements for further information regarding the Shared Investment Plan.
(2)	In October 2002 the board of directors authorized the company to repurchase up to $500 million of its stock on the open market, of which $257 million (5,114,570 shares) has been repurchased to date. This program was announced in the company’s third quarter 2002 Form 10-Q, which was filed on November 12, 2002. As of March 31, 2004, $243 million has not yet been repurchased. The program does not have an expiration date.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)	Reports on Form 8-K

On January 29, 2004, Baxter International furnished a current report on Form 8-K under Item 12, “Results of Operations and Financial Condition,” attaching a press release reporting financial results for the fourth quarter and full year 2003 and providing an update on restructuring initiatives.

On January 26, 2004, Baxter International furnished a current report on Form 8-K under Item 9, “Regulation FD Disclosure,” attaching a press release announcing the resignation of Harry M. Jansen Kraemer, Jr., as Chairman and Chief Executive Officer of the company.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: May 10, 2004	By:	/s/ Brian P. Anderson
Brian P. Anderson
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Number	Description of Exhibit
10.23	Long-Term Incentive Plan, as amended and restated effective February 24, 2004

10.35	Employment Agreement between Robert L. Parkinson, Jr. and Baxter International Inc. dated April 19, 2004

15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350