Form 10-Q/A
period 2003-09-30
BAXTER INTERNATIONAL INC
filed 2004-08-09
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 31, 2004 was 614,790,270 shares.

EXPLANATORY NOTE

Baxter International Inc. is filing this Form 10-Q/A for the quarter ended September 30, 2003 to reflect the restatement of its consolidated financial statements for the quarterly and year-to-date periods ended September 30, 2003 and 2002. The restatement principally pertains to the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during the period. Refer to Note 1A to the consolidated financial statements for a complete description and quantification of the restatement.

This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This restatement includes changes to Part I, Items 1, 2 and 4. Items included in the original Form 10-Q that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the company subsequent to the original filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Restated
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$2,216	$2,027	$6,373	$5,842
Costs and expenses
Cost of goods sold	1,247	1,088	3,555	3,113
Marketing and administrative expenses	440	378	1,320	1,152
Research and development expenses	137	121	412	359
In-process research and development expense	—	—	—	51
Restructuring charge	—	—	337	—
Interest, net	25	11	71	41
Other expense	6	6	46	82

Total costs and expenses	1,855	1,604	5,741	4,798

Income from continuing operations before income taxes and cumulative effect of accounting changes	361	423	632	1,044
Income tax expense	86	108	96	275

Income from continuing operations before cumulative effect of accounting changes	275	315	536	769
Discontinued operations	(5)	(1)	(17)	(5)

Income before cumulative effect of accounting changes	270	314	519	764
Cumulative effect of accounting changes, net of income tax benefit of $5	(17)	—	(17)	—

Net income	$253	$314	$502	$764

Earnings per basic common share
Continuing operations	$0.47	$0.52	$0.90	$1.28
Discontinued operations	(0.01)	—	(0.02)	(0.01)
Cumulative effect of accounting changes	(0.03)	—	(0.03)	—

Net income	$0.43	$0.52	$0.85	$1.27

Earnings per diluted common share
Continuing operations	$0.46	$0.51	$0.89	$1.24
Discontinued operations	(0.01)	—	(0.03)	(0.01)
Cumulative effect of accounting changes	(0.03)	—	(0.03)	—

Net income	$0.42	$0.51	$0.83	$1.23

Weighted average number of common shares outstanding
Basic	589	603	595	602

Diluted	592	624	604	620

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

	Restated
	September 30, 2003	December 31, 2002
Current assets
Cash and equivalents	$ 830	$ 1,169
Accounts and other current receivables	1,843	1,793
Inventories	2,105	1,752
Short-term deferred income taxes	182	125
Prepaid expenses and other	326	268

Total current assets	5,286	5,107

Property, plant and equipment
At cost	7,543	6,685
Accumulated depreciation and amortization	(3,158)	(2,773)

Net property, plant and equipment	4,385	3,912

Other assets
Goodwill	1,581	1,494
Other intangible assets	533	526
Other	1,507	1,391

Total other assets	3,621	3,411

Total assets	$13,292	$12,430

Current liabilities
Short-term debt	$ 149	$ 112
Current maturities of long-term debt and lease obligations	2	108
Accounts payable and accrued liabilities	2,549	3,047
Income taxes payable	518	570

Total current liabilities	3,218	3,837

Long-term debt and lease obligations	4,778	4,398

Long-term deferred income taxes	139	29

Other long-term liabilities	1,738	1,261

Commitments and contingencies

Stockholders’ equity
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,574,109 shares in 2003 and 626,574,109 shares in 2002	649	627
Common stock in treasury, at cost, 38,752,456 shares in 2003 and 27,069,808 shares in 2002	(1,918)	(1,326)
Additional contributed capital	3,783	3,223
Retained earnings	2,142	1,655
Accumulated other comprehensive loss	(1,237)	(1,274)

Total stockholders’ equity	3,419	2,905

Total liabilities and stockholders’ equity	$13,292	$12,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Restated
	Nine months ended September 30,
(brackets denote cash outflows)	2003	2002
Cash flows from operations
Income from continuing operations before cumulative effect of non-cash accounting changes	$536	$769
Adjustments
Depreciation and amortization	400	326
Deferred income taxes	(135)	84
Restructuring charge	337	—
In-process research and development	—	51
Other	34	90
Changes in balance sheet items
Accounts receivable	16	(218)
Inventories	(233)	(297)
Accounts payable and accrued liabilities	(209)	(264)
Net litigation payable and other	(76)	(81)

Cash flows from continuing operations	670	460
Cash flows from discontinued operations	5	(55)

Cash flows from operations	675	405

Cash flows from investing activities
Capital expenditures	(564)	(566)
Acquisitions (net of cash received) and investments in affiliates	(106)	(120)
Divestitures and other asset dispositions	—	32

Cash flows from investing activities	(670)	(654)

Cash flows from financing activities
Issuances of debt and lease obligations	654	689
Redemptions of debt and lease obligations	(1,001)	(541)
Increase in debt with maturities of three months or less, net	335	92
Common stock cash dividends	(346)	(348)
Proceeds from stock issued under employee benefit plans	60	165
Issuance of stock	644	—
Purchases of treasury stock	(714)	(141)

Cash flows from financing activities	(368)	(84)

Effect of currency exchange rate changes on cash and equivalents	24	29

Decrease in cash and equivalents	(339)	(304)
Cash and equivalents at beginning of period	1,169	582

Cash and equivalents at end of period	$830	$278

Supplemental schedule of non-cash investing activities
Fair value of assets acquired, net of liabilities assumed	$106	$280
Common stock issued at fair value	—	160

Net cash paid	$106	$120

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

	Restated
	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2003	2002	2003	2002
Net income, as reported	$253	$314	$502	$764
Add: Stock-based employee compensation expense included in reported net income, net of tax	1	—	1	2
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(35)	(35)	(120)	(115)

Pro forma net income	$219	$279	$383	$651

Earnings per basic share
As reported	$0.43	$0.52	$0.85	$1.27
Pro forma	$0.38	$0.47	$0.65	$1.08

Earnings per diluted share
As reported	$0.42	$0.51	$0.83	$1.23
Pro forma	$0.37	$0.46	$0.64	$1.06

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

1A. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The company has restated its previously issued financial statements for 2001 through 2003 and the first quarter of 2004, primarily the result of the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during the period. Specifically, the company has restated previously issued financial information for 2001 through 2003 contained in its previously filed Form 10-Ks for the years ended December 31, 2003, 2002 and 2001 by filing a Form 10-K/A for the year ended December 31, 2003. The company’s previously reported quarterly information in its Form 10-Qs for the quarters ended March 31, 2004, September 30, 2003, June 30, 2003 and March 31, 2003 have also been restated by filing a Form 10-Q for the quarter ended June 30, 2004 and Form 10-Q/As for the quarters ended March 31, 2004 and September 30, 2003. As a result of the restatement, in aggregate, net sales decreased $37 million (0.2% of the originally reported amount) and net income decreased $33 million (1.5% of the originally reported amount) over the three-year period ended December 31, 2003. For the first quarter of 2004, net sales were unchanged as a result of the restatement and net income decreased $2 million (1.1% of the originally reported amount).

The following is a summary of the impact of the restatement on the previously issued consolidated income statements and consolidated balance sheets included in this filing. For the three and nine months ended September 30, 2003, net sales decreased $3 million and $6 million, respectively (0.1% and 0.1%, respectively, of the originally reported amounts) and net income decreased $3 million and $8 million, respectively (1.2% and 1.6%, respectively, of the originally reported amounts). For the three and nine months ended September 30, 2002, net sales decreased $2 million and $7 million, respectively (0.1% and 0.1%, respectively, of the originally reported amounts) and net income decreased $2 million and $5 million, respectively (0.6% and 0.7%, respectively, of the originally reported amounts).

Consolidated Statements of Income for the Three- and Nine-Months Ended September 30, 2003 and 2002

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
(in millions, except per share data)	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated
Net sales	$2,219	$2,216	$2,029	$2,027	$6,379	$6,373	$5,849	$5,842
Costs and expenses
Cost of goods sold	1,247	1,247	1,089	1,088	3,554	3,555	3,115	3,113
Marketing and administrative expenses	438	440	377	378	1,315	1,320	1,150	1,152
Research and development expenses	137	137	121	121	412	412	359	359
In-process research and development expense	—	—	—	—	—	—	51	51
Restructuring charge	—	—	—	—	337	337	—	—
Interest, net	25	25	11	11	71	71	41	41
Other expense	6	6	6	6	46	46	82	82

Total costs and expenses	1,853	1,855	1,604	1,604	5,735	5,741	4,798	4,798

Income from continuing operations before income taxes and cumulative effect of accounting changes	366	361	425	423	644	632	1,051	1,044
Income tax expense	88	86	108	108	100	96	277	275

Income from continuing operations before cumulative effect of accounting changes	278	275	317	315	544	536	774	769
Discontinued operations	(5)	(5)	(1)	(1)	(17)	(17)	(5)	(5)

Income before cumulative effect of accounting changes	273	270	316	314	527	519	769	764
Cumulative effect of accounting changes, net of income tax benefit of $5	(17)	(17)	—	—	(17)	(17)	—	—

Net income	$256	$253	$316	$314	$510	$502	$769	$764

Earnings per basic common share
Continuing operations	$0.47	$0.47	$0.52	$0.52	$0.91	$0.90	$1.29	$1.28
Discontinued operations	(0.01)	(0.01)	—	—	(0.02)	(0.02)	(0.01)	(0.01)
Cumulative effect of accounting changes	(0.03)	(0.03)	—	—	(0.03)	(0.03)	—	—

Net income	$0.43	$0.43	$0.52	$0.52	$0.86	$0.85	$1.28	$1.27

Earnings per diluted common share
Continuing operations	$0.47	$0.46	$0.51	$0.51	$0.90	$0.89	$1.25	$1.24
Discontinued operations	(0.01)	(0.01)	—	—	(0.03)	(0.03)	(0.01)	(0.01)
Cumulative effect of accounting changes	(0.03)	(0.03)	—	—	(0.03)	(0.03)	—	—

Net income	$0.43	$0.42	$0.51	$0.51	$0.84	$0.83	$1.24	$1.23

Consolidated Balance Sheets at September 30, 2003 and December 31, 2002

	September 30, 2003		December 31, 2002
(in millions, except shares)	As originally reported	As restated	As originally reported	As restated
Current assets
Cash and equivalents	$830	$830	$1,169	$1,169
Accounts and other current receivables	1,900	1,843	1,838	1,793
Inventories	2,101	2,105	1,745	1,752
Short-term deferred income taxes	182	182	125	125
Prepaid expenses and other	339	326	283	268

Total current assets	5,352	5,286	5,160	5,107

Property, plant and equipment
At cost	7,535	7,543	6,679	6,685
Accumulated depreciation and amortization	(3,155)	(3,158)	(2,772)	(2,773)

Net property, plant and equipment	4,380	4,385	3,907	3,912

Other assets
Goodwill	1,581	1,581	1,494	1,494
Other intangible assets	533	533	526	526
Other	1,507	1,507	1,391	1,391

Total other assets	3,621	3,621	3,411	3,411

Total assets	$13,353	$13,292	$12,478	$12,430

Current liabilities
Short-term debt	$149	$149	$112	$112
Current maturities of long-term debt and lease obligations	2	2	108	108
Accounts payable and accrued liabilities	2,546	2,549	3,043	3,047
Income taxes payable	540	518	588	570

Total current liabilities	3,237	3,218	3,851	3,837

Long-term debt and lease obligations	4,778	4,778	4,398	4,398

Long-term deferred income taxes	139	139	29	29

Other long-term liabilities	1,738	1,738	1,261	1,261

Commitments and contingencies
Stockholders’ equity
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,574,109 shares in 2003 and 626,574,109 shares in 2002	649	649	627	627
Common stock in treasury, at cost, 38,752,456 shares in 2003 and 27,069,808 shares in 2002	(1,918)	(1,918)	(1,326)	(1,326)
Additional contributed capital	3,783	3,783	3,223	3,223
Retained earnings	2,184	2,142	1,689	1,655
Accumulated other comprehensive loss	(1,237)	(1,237)	(1,274)	(1,274)

Total stockholders’ equity	3,461	3,419	2,939	2,905

Total liabilities and stockholders’ equity	$13,353	$13,292	$12,478	$12,430

Senior management became aware of these issues in 2004 through the reporting procedures established under Baxter’s Global Business Practice Standards. Upon becoming aware of the issues in Brazil, senior management, with the assistance of the company’s internal audit team, conducted a preliminary investigation. This preliminary investigation was followed by a more comprehensive investigation by the Audit Committee of Baxter’s Board of Directors with the assistance of independent legal counsel and forensic and other accountants. As a result of the issues in Brazil, the company is implementing changes to its internal control over financial reporting. Refer to “Item 4. Controls and Procedures” for further information.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

Net interest expense consisted of the following.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Interest expense	$33	$14	$94	$54
Interest income	(7)	(3)	(21)	(13)

Interest expense, net	$26	$11	$73	$41

Continuing operations	$25	$11	$71	$41
Discontinued operations	$ 1	—	$ 2	—

Comprehensive income

Total comprehensive income was $257 million (as restated) and $246 million (as restated) for the three months ended September 30, 2003 and 2002, respectively, and $539 million (as restated) and $413 million (as restated) for the nine months ended September 30, 2003 and 2002, respectively. The increase in comprehensive income during the quarter and year-to-date period was principally related to increases in the value of the company’s foreign currency hedges and favorable currency translation adjustments, partially offset by lower net income.

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

Inventories

Inventories consisted of the following.

	Restated
(in millions)	September 30, 2003	December 31, 2002
Raw materials	$ 532	$ 439
Work in process	706	511
Finished products	867	802

Total inventories	$2,105	$1,752

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

Product warranties

The following is a summary of activity in the product warranty liability.

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(in millions)	2003	2002	2003	2002
Beginning of period	$52	$47	$53	$45
New warranties and adjustments to existing warranties	7	8	20	23
Payments in cash or in kind	(8)	(7)	(22)	(20)

End of period	$51	$48	$51	$48

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

	Restated
	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2003	2002	2003	2002
Net sales	$2,216	$2,082	$6,373	$6,021
Income from continuing operations before cumulative effect of accounting changes	$275	$327	$536	$799
Net income	$253	$326	$502	$794
Net income per diluted share	$0.42	$0.53	$0.83	$1.28

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Sold receivables at beginning of period	$644	$659	$721	$683
Proceeds from sales of receivables	458	478	1,334	1,636
Cash collections (remitted to the owners of the receivables)	(448)	(476)	(1,378)	(1,652)
Effect of currency exchange-rate changes	7	2	(16)	(4)

Sold receivables at end of period	$661	$663	$661	$663

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

Financial information for the company’s segments for the quarter and nine-month period ended September 30 is as follows.

	Restated
(in millions)	Medication Delivery	BioScience	Renal	Other	Total
Three months ended September 30,

2003
Net sales	$945	$820	$451	—	$2,216
Pre-tax income	184	161	81	($65)	361

2002
Net sales	$819	$776	$432	—	$2,027
Pre-tax income	143	172	97	$11	423

	Restated
(in millions)	Medication Delivery	BioScience	Renal	Other	Total
Nine months ended September 30,

2003
Net sales	$2,730	$2,333	$1,310	—	$6,373
Pre-tax income	480	460	226	($534)	632

2002
Net sales	$2,350	$2,254	$1,238	—	$5,842
Pre-tax income	410	481	230	($77)	1,044

The following are reconciliations of total segment amounts to amounts per the condensed consolidated income statements.

	Restated
	Three months ended September 30,
(in millions)	2003	2002
Pre-tax income
Total pre-tax income from segments	$426	$412
Unallocated amounts
Interest expense, net	(25)	(11)
Certain currency exchange rate fluctuations and hedging activities	(16)	6
Other Corporate items	(24)	16

Income from continuing operations before income taxes and cumulative effect of accounting changes	$361	$423

	Restated
	Nine months ended September 30,
(in millions)	2003	2002
Pre-tax income
Total pre-tax income from segments	$1,166	$1,121
Unallocated amounts
Interest expense, net	(71)	(41)
Restructuring charge	(337)	—
In-process research and development	—	(51)
Certain currency exchange rate fluctuations and hedging activities	(49)	74
Other Corporate items	(77)	(59)

Income from continuing operations before income taxes and cumulative effect of accounting changes	$632	$1,044

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 1A to the consolidated financial statements, the company has restated its previously issued financial statements for the years ended December 31, 2001, 2002 and 2003 and the first quarter of 2004. The restatement is primarily the result of the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during the period. Refer to Note 1A for further information, including the impact of the restatement for each of the restated periods included in this filing. As a result of the restatement, in aggregate, net sales decreased $37 million (0.2% of the originally reported amount) and net income decreased $33 million (1.5% of the originally reported amount) over the three-year period ended December 31, 2003. For the first quarter of 2004, net sales were unchanged as a result of the restatement and net income decreased $2 million (1.1% of the originally reported amount).

The following is management’s discussion and analysis of the financial condition and results of operations of the company for the quarter and year-to-date period ended September 30, 2003. For the three and nine months ended September 30, 2003, net sales decreased $3 million and $6 million, respectively (0.1% and 0.1%, respectively, of the originally reported amounts) and net income decreased $3 million and $8 million, respectively (1.2% and 1.6%, respectively, of the originally reported amounts). For the three and nine months ended September 30, 2002, net sales decreased $2 million and $7 million, respectively (0.1% and 0.1%, respectively, of the originally reported amounts) and net income decreased $2 million and $5 million, respectively (0.6% and 0.7%, respectively, of the originally reported amounts). The information in this discussion and analysis reflects this restatement, but is not otherwise updated.

2003 OBJECTIVES

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

FULL YEAR 2003 OBJECTIVES PER 2002 ANNUAL REPORT	RESULTS THROUGH SEPTEMBER 30, 2003
• Grow sales in the 10-12% range.	• Management now expects sales growth for full-year 2003 to be in the 8-10% range. Net sales for the nine months ended September 30, 2003 increased 9%.

• Grow earnings per diluted share (from continuing operations) to the $2.22-$2.29 range, or growth of 11-15%.	• Management now expects to generate earnings per diluted share from continuing operations in the $1.65-$1.75 range, including the $0.33 per diluted share impact of the restructuring charge. For the nine months ended September 30, 2003, earnings per diluted share from continuing operations before the cumulative effect of accounting changes (EPS) was $0.89 (as restated), declining 28% from the prior year.

• Generate $1.3-$1.5 billion in cash flows from operations.	• Management now expects to generate $1.2 billion in cash flows from operations. The company generated a net cash inflow from operations of $675 million (as restated) during the nine months ended September 30, 2003, with a $670 million (as restated) inflow from continuing operations and a $5 million inflow from discontinued operations.

RESULTS OF CONTINUING OPERATIONS

NET SALES

	Restated
	Three months ended September 30,		Percent increase	Nine months ended September 30,		Percent increase
(in millions)	2003	2002		2003	2002
International	$1,149	$1,053	9%	$3,353	$2,995	12%
United States	1,067	974	10%	3,020	2,847	6%

Total net sales	$2,216	$2,027	9%	$6,373	$5,842	9%

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

Medication Delivery

The Medication Delivery segment generated 15% (as restated) and 16% of sales growth for the three- and nine-month periods ended September 30, 2003, respectively. Approximately 6 points and 7 points of growth in the quarter and year-to-date period, respectively, were generated by recent acquisitions, net of divestitures, which principally related to the December 2002 acquisition of ESI Lederle (ESI), a leading manufacturer and distributor of injectable drugs used in the United States hospital market. Sales of anesthesia and critical care products, excluding ESI, contributed 2 points to the segment’s sales growth in both the quarter and year-to-date period, respectively, primarily due to increased sales of certain proprietary and generic drugs. Sales of generic and branded pre-mixed drugs and drug delivery products contributed 3 points (as restated) and 4 points of sales growth in the quarter and year-to-date period, respectively. The remaining growth was fueled by increased sales of intravenous therapies, which principally include intravenous solutions and nutritional products and increased sales of electronic infusion pumps and related tubing sets.

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

Renal

Sales from continuing operations in the Renal segment increased 4% and 6% (as restated) for the three- and nine-month periods ended September 30, 2003, respectively. Increased sales of peritoneal dialysis products contributed 4 points to the sales growth for the both the quarter and year-to-date periods, primarily as a result of an increase in patients in certain markets, such as Latin America and Asia. The remaining growth in the year-to-date period was primarily due to increased sales of hemodialysis products. As further discussed in Note 3, in the fourth quarter of 2002, management decided to divest the majority of the Renal segment’s services businesses. The results of operations of the services businesses are no longer part of continuing operations, but are reported as discontinued operations in the consolidated statements of income.

The following tables show key ratios of certain income statement items as a percent of sales.

GROSS MARGIN AND EXPENSE RATIOS

	Restated
	Three months ended September 30,				Nine months ended September 30,
	2003	2002	Change		2003	2002	Change
Gross margin	43.7%	46.3%	(2.6 pts.	)	44.2%	46.7%	(2.5 pts.	)
Marketing and administrative expenses	19.9%	18.6%	1.3 pts.		20.7%	19.7%	1.0 pts.

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

RESEARCH AND DEVELOPMENT

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2003	2002	Percent increase	2003	2002	Percent increase
Research and development expenses	$137	$121	13%	$412	$359	15%
As a percent of sales	6.2%	6.0%		6.5%	6.1%

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

Medication Delivery

Pre-tax income increased 29% (as restated) and 17% (as restated) for the three and nine months ended September 30, 2003, respectively. The growth in pre-tax income was primarily the result of strong sales growth, a favorable change in sales mix (as discussed above), favorable changes in foreign currency exchange rates, the close management of costs, and the leveraging of expenses in conjunction with recent acquisitions. These factors were partially offset by increased R&D spending, particularly in the year-to-date period, which was primarily related to the prior year acquisitions of ESI and Epic.

BioScience

Pre-tax income decreased 6% (as restated) and 4% (as restated) for the three and nine months ended September 30, 2003, respectively. The decline in pre-tax income for both the quarter and year-to-date period as compared to the prior year periods was primarily due to a lower gross margin and increased costs relating to the launch of new products. As discussed above, the lower gross margin in both the quarter and nine-month period was primarily related to competitive pricing pressures in the plasma-based products business. The impact of the lower plasma-based products margins was partially offset by the effect of higher sales of Recombinate, particularly during the third quarter, which have a higher gross margin. Partially offsetting the decline in pre-tax income were the impact of favorable changes in foreign currency rates, the close management of costs and lower R&D spending. As discussed above and in Note 5, in conjunction with the second quarter 2003 restructuring charge, management decided to discontinue the recombinant hemoglobin protein program.

Renal

Pre-tax income decreased 16% (as restated) and 2% (as restated) for the three and nine months ended September 30, 2003, respectively. The decrease in pre-tax income was partially due to increased selling and marketing costs associated with the launch of new products, such as the ARENA hemodialysis device, pricing pressures, and increased R&D spending, partially offset by the impact of favorable foreign currency fluctuations.

INCOME TAXES

The effective income tax rate from continuing operations before the cumulative effect of accounting changes for the third quarter of 2003 and 2002 was 24% and 26% (as restated), respectively, and the corresponding rate for the nine months ended September 30 was 15% (as restated) and 26% in 2003 and 2002, respectively. The effective income tax rate for the nine-month period ended September 30, 2003 was impacted by the $337 million restructuring charge, which was tax-effected at a higher income tax rate than the company’s other pre-tax results of operations, due to the higher income tax rates in the tax jurisdictions in which most of the charge pertains. The effective income tax rate for the nine-month period ending September 30, 2002 was impacted by the non-deductibility of the $51 million IPR&D charge relating to the acquisition of Fusion. Excluding these items, the effective income tax rate from period to period was substantially unchanged, with minor differences principally due to changes in the mix of earnings between the various tax jurisdictions.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations before the cumulative effect of accounting changes of $275 million (as restated) for the three months ended September 30, 2003 decreased 13% (as restated) from the $315 million (as restated) in the prior year quarter. The corresponding amount of $536 million (as restated) for the nine months ended September 30, 2003 decreased 30% from the $769 million (as restated) in the prior year period. The comparisons for the year-to-date period were significantly impacted by the second quarter 2003 restructuring charge and the second quarter 2002 IPR&D and asset impairment charges, as well as the other factors and events discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from operations of $675 million (as restated) for the nine months ended September 30, 2003 increased $270 million as compared to the prior year period, with cash flows from continuing operations increasing $210 million. Cash flows relating to accounts receivable, inventories, accounts payable and accrued liabilities improved over the prior year as a result of more focus on working capital efficiency. These improvements were partially offset by the impact of lower earnings, lower cash flows relating to the company’s accounts receivable securitization arrangements, as well as higher inventories due to lower sales of plasma-based products and the launch of new products, such as Advate. Cash flows from discontinued operations increased $60 million for the nine months ended September 30, 2003 primarily due to management’s 2002 decision to reduce the level of acquisitions of RTS centers due to economic and currency volatility in Latin America, where RTS primarily operates.

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

The company has $830 million of cash and equivalents at September 30, 2003. The company also maintains two revolving credit facilities, which totaled $1.6 billion at September 30, 2003. Based on a reassessment of the company’s short-term credit needs, and partly as a result of the above-mentioned June redemption of the company’s convertible bonds, the short-term facility was reduced by $200 million in October 2003. The credit facilities have funding expiration dates through November 2007. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates. The company has never drawn on these facilities and does not intend to do so in the foreseeable future. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a minimum interest coverage ratio. At September 30, 2003, as in prior periods, the company was in compliance with all covenants. The company’s net-debt-to-capital ratio, as defined below, of 42.9% (as restated) at September 30, 2003 was well below the credit facilities’ net-debt-to-capital covenant. Similarly, the company’s actual interest coverage ratio of 9.7 to 1 (as restated) in the third quarter of 2003 was well in excess of the minimum interest coverage ratio covenant. The net-debt-to-capital ratio, which is calculated in accordance with the company’s primary credit agreements, is calculated as net debt (short-term and long-term debt and lease obligations, less cash and equivalents) divided by capital (the total of net debt and stockholders’ equity). The net-debt-to-capital ratio at September 30, 2003 and the corresponding covenant in the company’s credit agreements give 70% equity credit to the company’s equity units. Refer to the 2002 Annual Report as well as the Critical Accounting Policies section above for a detailed description of the equity units, which were issued in December 2002. The minimum interest coverage ratio is a four-quarter rolling calculation of the total of income from continuing operations before income taxes plus interest expense (before interest income), divided by interest expense (before interest income). The above-mentioned financial statement restatement had no impact on the company’s compliance with the financial covenants in its debt agreements.

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

Item 4. Controls and Procedures

The company carried out an evaluation, under the supervision and with the participation of the company’s Disclosure Committee and the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except as noted below, the company’s disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to Baxter required to be included in the reports that the company files under the Exchange Act.

The company has restated its previously issued financial results for the years 2001 through 2003, and for the first quarter of 2004. This restatement was primarily the result of the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during this period. Senior management became aware of these issues in 2004 through the reporting procedures established under Baxter’s Global Business Practice Standards. Upon becoming aware of the issues in Brazil, senior management, with the assistance of the company’s internal audit team, conducted a preliminary investigation. This preliminary investigation was followed by a more comprehensive investigation by the Audit Committee of Baxter’s Board of Directors, with the assistance of independent legal counsel and forensic and other accountants. Refer to Note 1A to the consolidated financial statements for further information regarding this restatement.

The investigations described above identified the following, which collectively constitute a material weakness in the company’s internal control over financial reporting:

•	an ineffective control environment maintained by senior management in Brazil, including intentional overrides by senior management in Brazil of internal controls;

•	inadequate revenue recognition controls in Brazil;

•	inadequate controls in Brazil to ensure adherence to generally accepted accounting principles for loss contingencies, including bad debts; and

•	ineffective financial review by management responsible for the Intercontinental region, which includes Latin America.

As a result, two members of senior management in the company’s Brazilian operations have been terminated. In addition, the Vice President, Finance responsible for the Intercontinental region has been replaced. In July 2004, the company began monthly detailed internal audits of the company’s Brazilian operations, including on-site reviews of accounting policies and practices with accounting personnel and management in Brazil. In addition, the company is in the process of implementing the following actions to improve its internal control over financial reporting:

•	a comprehensive review of internal control over financial reporting in Brazil, including additional remediation as necessary;

•	implementation of new controls in Brazil relating to the recording of revenues and loss contingencies, including improved documentation requirements;

•	additional training for finance, accounting and sales personnel in Brazil on appropriate accounting for revenue recognition;

•	additional training for finance and accounting personnel in Brazil on accounting and reporting policies, including those relating to accounting in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” and SEC Staff Accounting Bulletin No. 99 “Materiality;”

•	enhanced training for employees in Brazil regarding Baxter’s Global Business Practice Standards, including obligations to maintain accurate books and records and to report wrongdoing promptly;

•	enhanced financial review procedures at the Intercontinental region level; and

•	improved procedures and additional training for reporting legal contingencies and establishing appropriate legal reserves.

The changes to internal control over financial reporting described above were implemented in the third quarter of 2004 or are in the process of being implemented. There has been no change in Baxter’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2003 and 2002 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2003, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, cash flows and stockholders’ equity for the year then ended (not presented herein), and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As described in Note 1A, the Company has restated its previously issued consolidated financial statements.

/s/PricewaterhouseCoopersLLP

PricewaterhouseCoopers LLP

Chicago, Illinois

October 31, 2003, except for Note 1A which is as of August 9, 2004

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: August 6, 2004	By:	/s/ John J. Greisch
John J. Greisch
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Number	Description of Exhibit
10.32*	Baxter International Inc. Non-Employee Director Deferred Compensation Plan, filed as exhibit 10.32 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003

15*	Letter Re Unaudited Interim Financial Information, filed as exhibit 15 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

*	Incorporated herein by reference.