Form 10-K/A
period 2003-12-31
BAXTER INTERNATIONAL INC
filed 2004-08-09
CIK 10456

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑  No ☐

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

The number of shares of the registrant’s common stock, $1 par value, outstanding as of July 31, 2004 was 614,790,270.

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

EXPLANATORY NOTE

Baxter International Inc. is filing this Form 10-K/A for the year ended December 31, 2003 to reflect the restatement of its consolidated financial statements for the years ended December 31, 2001 through 2003. The restatement principally pertains to the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during the period. Refer to Note 1A to the consolidated financial statements for a complete description and quantification of the restatement.

This Form 10-K/A has not been updated except as required to reflect the effects of the restatement. This restatement includes changes to Items 6, 7, 8, 9A and 15. Items included in the original Form 10-K that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-K/A does not purport to provide an update or a discussion of any other developments at the company subsequent to the original filing.

ADVATE, ALYX, ARALAST, Baxter and PROMAXX are trademarks of Baxter International Inc. and its affiliates.

Item 6. Selected Financial Data.

Incorporated by reference from the Annual Report, section entitled “Five-Year Summary of Selected Financial Data” (as restated and included in Exhibit 13 to this Form 10-K/A).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from the Annual Report, section entitled “Management’s Discussion and Analysis” (as restated and included in Exhibit 13 to this Form 10-K/A).

Item 8. Financial Statements and Supplementary Data.

Incorporated by reference from the Annual Report, sections included in Exhibit 13 to this Form 10-K/A and entitled “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets” (as restated), “Consolidated Statements of Income” (as restated), “Consolidated Statements of Cash Flows” (as restated), “Consolidated Statements of Stockholders’ Equity and Comprehensive Income” (as restated) and “Notes to Consolidated Financial Statements” (as restated).

Item 9A. Controls and Procedures

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as a part of this report:

(a)

Financial Statements

Financial Statements Required By Item 8 of This Form

        Consolidated Balance Sheets – Restated

        Consolidated Statements of Income – Restated

        Consolidated Statements of Cash Flows – Restated

        Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Restated

        Notes to Consolidated Financial Statements – Restated

        Report of Independent Registered Public Accounting Firm

        Schedules Required By Article 12 of Regulation S-X

        Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

        Schedule II—Valuation and Qualifying Accounts – Restated

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

(c)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(a) of Form 10-K/A. The list of exhibits so designated is incorporated by reference in this Part IV, Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Baxter International Inc.

Our audits of the consolidated financial statements referred to in our report dated February 20, 2004, except for Note 1A which is as of August 9, 2004, appearing in Exhibit 13 of this Form 10-K/A (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K/A. In our opinion, this financial statement schedule (as restated) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

February 20, 2004, except for Note 1A, which is as of August 9, 2004

SCHEDULE II

Valuation and Qualifying Accounts

(in millions of dollars)

	Restated(b)
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged/ (credited) to other accounts(a)	Deductions from reserves	Balance at end of period
Year ended December 31, 2003:
Allowance for doubtful accounts	70	23	3	(12)	84
Inventory reserves	118	161	9	(164)	124
Litigation reserves	235	7	9	(36)	215
Deferred tax asset valuation allowance	67	96	—	(12)	151

Year ended December 31, 2002:
Allowance for doubtful accounts	62	17	(2)	(7)	70
Inventory reserves	125	177	7	(191)	118
Litigation reserves	290	58	8	(121)	235
Deferred tax asset valuation allowance	58	9	—	—	67

Year ended December 31, 2001:
Allowance for doubtful accounts	43	22	—	(3)	62
Inventory reserves	110	116	(7)	(94)	125
Litigation reserves	361	52	3	(126)	290
Deferred tax asset valuation allowance	50	17	—	(9)	58

(a)	Valuation accounts of acquired or divested companies and foreign currency translation adjustments. Reserves are deducted from assets to which they apply.
(b)	Refer to Note 1A for information regarding the company’s restatement of its previously issued financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAXTER INTERNATIONAL INC.

By:	/s/ Robert L. Parkinson, Jr.
Robert L. Parkinson, Jr. Chairman and Chief Executive Officer

DATE: August 6, 2004

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Parkinson, Jr., Jan Stern Reed and Marla S. Persky, each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 6, 2004.

Signature	Title

/s/ ROBERT L. PARKINSON, JR.	Chairman of the Board of Directors and Chief
Robert L. Parkinson, Jr.	Executive Officer (principal executive officer)

/s/ JOHN J. GREISCH	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)
John J. Greisch

/s/ WALTER E. BOOMER	Director
Walter E. Boomer

/s/ JOHN D. FORSYTH	Director
John D. Forsyth

/s/ GAIL D. FOSLER	Director
Gail D. Fosler

Signature	Title

/s/ JAMES R. GAVIN III, M.D., PH.D.	Director
James R. Gavin III, M.D., Ph.D.

/s/ JOSEPH B. MARTIN, M.D., PH.D.	Director
Joseph B. Martin, M.D., Ph.D.

/s/ THOMAS T. STALLKAMP	Director
Thomas T. Stallkamp

/s/ K. J. STORM	Director
K. J. Storm

/s/ FRED L. TURNER	Director
Fred L. Turner

/s/ CAROLE UHRICH SHAPAZIAN	Director
Carole Uhrich Shapazian

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Number and Description of Exhibit

3.	Certificate of Incorporation and Bylaws

	3.1*	Restated Certificate of Incorporation, as amended, including Certificate of Designation of Series B Junior Participating Preferred Stock and Certificate of Elimination of Series A Junior Participating Preferred Stock, filed as exhibit 3.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002.

	3.2*	Certificate of Designation of Series A Junior Participating Preferred Stock, filed under the Securities Act of 1933 as Exhibit 4.3 to the company’s registration statement on Form S-8 (No. 33-28428).

	3.3*	Amended and Restated Bylaws dated February 25, 2003, filed as exhibit 3.3 to the company’s annual report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4.	Instruments defining the rights of security holders, including indentures

	4.1*	Amended and Restated Indenture dated November 15, 1985 (the “Indenture”), between the company and First Trust N.A. (“First Trust”) as successor in interest to Continental Illinois National Bank and Trust Company of Chicago (“Continental”), filed under the Securities Act of 1933 as exhibit 4.1 to the company’s registration statement on Form S-3 (No. 33-1665).

	4.2*	First Supplemental Indenture to the Indenture between the company and First Trust (as successor in interest to Continental), filed under the Securities Act of 1933 as exhibit 4.1(A) to the company’s registration statement on Form S-3 (No. 33-6746).

	4.3*	Supplemental Indenture dated as of January 29, 1997, between the company and First Trust (as successor to Continental), filed under the Securities Act of 1933 as exhibit 4.1B to the company’s debt securities shelf registration statement on Form S-3 (No. 333-19025) (the “1997 Shelf”).

	4.4*	Fiscal and Paying Agency Agreement dated as of November 15, 1984, between the company and Citibank, N.A., as amended, filed as exhibit 4.16 to the company’s annual report on Form 10-K for the year ended December 31, 1987 (the “1987 Form 10-K”).

	4.5*	Specimen 9½% Note, filed as exhibit 4.3(a) to the company’s current report on Form 8-K dated June 23, 1988.

	4.6	Intentionally omitted.

	4.7	Intentionally omitted.

	4.8*	Specimen 7.125% Note, filed as exhibit 4.10 to the company’s annual report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”).

	4.9*	Specimen 7.65% Debenture, filed as exhibit 4.11 to the 1996 Form 10-K.

	4.10*	Contingent Payment Rights Agreement, filed under the Securities Act of 1933 as exhibit 2 to the Company’s registration statement on Form S-4 (No. 333-47927).

	4.11*	Rights Agreement dated as of December 9, 1998, between the company and First Chicago Trust Company of New York, filed as Exhibit 1 to a registration statement on Form 8-A dated February 23, 1999.

	4.12*	Indenture dated as of May 21, 2001 by and among the company and Bank One Trust Company, N.A. as trustee, filed as exhibit 4.6 to the company’s registration statement on Form S-3 (No. 333-67772).

Number and Description of Exhibit

	4.13*	Form of Debenture, filed as exhibit 4.7 to the company’s registration statement on Form S-3 (No. 333-67772).

	4.14*	Registration Rights Agreement dated May 16, 2001 by and among the company and the initial purchasers of the Debentures, filed as exhibit 4.8 to the company’s registration statement on Form S-3 (No. 333-67772).

	4.15*	Purchase Contract Agreement, dated as of December 17, 2002, between the company and Bank One Trust Company, N.A., as Purchase Contract Agent, filed as exhibit 4.2 to Amendment No. 1 to the Form 8-A dated December 23, 2002 (“December 2002 Form 8-A”).

	4.16*	Pledge Agreement, dated as of December 17, 2002, among the company, Bank One Trust Company, N.A., as Collateral Agent, Custodial Agent and Securities Intermediary and Bank One Trust Company, N.A., as Purchase Contract Agent, filed as exhibit 4.3 to December 2002 Form 8-A.

	4.17*	Remarketing Agreement, dated as of December 17, 2002, among the company, Bank One Trust Company, N.A., as Purchase Contract Agent, and the Remarketing Agent named therein, filed as exhibit 4.4 to December 2002 Form 8-A.

	4.18*	Indenture, dated as of April 26, 2002 between the company and Bank One Trust Company, N.A., as Trustee, filed as exhibit 4.5 to December 2002 Form 8-A.

	4.19*	Supplemental Indenture No. 1, dated as of December 17, 2002, between the company and Bank One Trust Company, N.A., as Trustee, filed as exhibit 4.6 to December 2002 Form 8-A.

	4.20*	Form of Corporate Unit (included in exhibit 4.15).

	4.21*	Form of Senior Note due 2008 (included in exhibit 4.19).

	4.22*	Second Supplemental Indenture, dated as of March 10, 2003 between the company and Bank One Trust Company, N.A., as Trustee, filed as exhibit 4.2 to the company’s registration statement on Form S-4 (No. 333-109329).

10.	Material Contracts

C	10.1*	Form of Indemnification Agreement entered into with directors and officers, filed as exhibit 19.4 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1986.

C	10.2*	Baxter International Inc. International Retirement Plan, filed as exhibit 10.2 to the company’s annual report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

C	10.3*	Baxter International Inc. and Subsidiaries Supplemental Pension Plan, as amended and restated effective January 1, 2002, filed as exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 (the “March 2002 Form 10-Q”).

C	10.4*	2001 Global Stock Option Plan, filed as exhibit 10.4 to the 2002 Form 10-K.

C	10.5*	Baxter International Inc. Stock Option Plan adopted February 21, 2000, filed as exhibit 10.2 to the company’s registration statement on Form S-8 (No. 333-48906).

C	10.6*	1987 Incentive Compensation Program, filed as exhibit C to the company’s proxy statement for use in connection with its May 13, 1987, annual meeting of stockholders.

C	10.7*	Amendment to 1987 Incentive Compensation Program, filed as exhibit 19.1 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1989.

Number and Description of Exhibit

C	10.8*	Baxter International Inc. Non-Employee Director Stock Option Plan for Annual Grant, as amended and restated effective May 6, 2003, filed as exhibit 10.8 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 Form 10-Q”).

C	10.9*	Baxter International Inc. and Subsidiaries Deferred Compensation Plan, as amended and restated effective January 1, 2002, filed as exhibit 10.9 to the March 2002 Form 10-Q.

C	10.10*	First Amendment to the Baxter International Inc. and Subsidiaries Deferred Compensation Plan, filed as exhibit 10.10 to the September 2002 Form 10-Q.

C	10.11*	Stock Option Plan adopted March 14, 1997, filed as exhibit 4.8 to the company’s registration statement on Form S-8 (No. 333-71533).

C	10.12*	Corporate Aviation Policy, filed as exhibit 10.33 to the company’s annual report on Form 10-K for the year ended December 31, 1992.

C	10.13*	1994 Incentive Compensation Program, filed as exhibit A to the company’s proxy statement for use in connection with its April 29, 1994 annual meeting of stockholders.

C	10.14*	1999 Shared Investment Plan, filed as exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999.

C	10.15*	Officer Incentive Compensation Plan, filed as exhibit 10.15 to the 2001 Form 10-K.

C	10.16*	Baxter International Inc. Restricted Stock Plan for Non-Employee Directors, as amended and restated effective May 1, 2001, filed as exhibit 10.16 to the quarterly report on Form 10-Q for the quarter ended March 31, 2001.

C	10.17*	1995 Stock Option Grant Terms and Conditions, filed as exhibit 10.34 to the company’s annual report on Form 10-K for the year ended December 31, 1995.

C	10.18*	Stock Option Plan adopted February 17, 1997, filed as exhibit 4.2 to the company’s registration statement on Form S-8 (No. 333-71533).

C	10.19*	November 1996 Stock Option Grant Terms and Conditions, filed as exhibit 10.33 to the 1996 Form 10-K.

C	10.20*	November 1996 Premium Price Stock Option Grant Terms and Conditions, filed as exhibit 10.34 to the 1996 Form 10-K.

C	10.21*	November 1997 Stock Option Grant Terms and Conditions, filed as exhibit 10.36 to the company’s annual report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

C	10.22*	1998 Incentive Compensation Program, filed as exhibit 10.37 to the 1997 Form 10-K.

C	10.23*	Long Term Incentive Plan, filed as exhibit 10.38 to the 1997 Form 10-K.

C	10.24*	1997 Scientific Advisory Board Option Plan, filed as exhibit 4.4 to the company’s registration statement on Form S-8 (No. 333-71533).

C	10.25*	2000 Incentive Compensation Program, filed as exhibit A to the company’s proxy statement for use in connection with its May 2, 2000 annual meeting of stockholders.

C	10.26*	Employee Stock Purchase Plan for United States Employees (as amended and restated effective October 1, 1999), filed as exhibit 10 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999.

C	10.27*	2001 Incentive Compensation Program and Amendment No. 1 thereto, filed as exhibit 10.27 to the 2001 Form 10-K.

Number and Description of Exhibit

C	10.28*	Stock Option Plan adopted February 17, 1998, filed as exhibit 4.5 to the company’s registration statement on Form S-8 (No. 333-71533).

C	10.29*	Special Stock Option Plan adopted February 17, 1998, filed as exhibit 4.6 to the company’s registration statement on Form S-8 (No. 333-71533).

C	10.30*	2003 Incentive Compensation Program, filed as exhibit A to the company’s proxy statement for use in connection with its May 6, 2003 annual meeting of stockholders.

C	10.31*	Baxter International Inc. Non-Employee Director Compensation Plan adopted May 6, 2003, filed as exhibit 10.31 to the June 2003 Form 10-Q.

C	10.32*	Baxter International Inc. Non-Employee Director Deferred Compensation Plan, filed as exhibit 10.32 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.

C	10.33*	Separation Agreement with Alan Heller dated December 17, 2003, filed as exhibit 10.33 to the company’s annual report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

C	10.34*	Separation Agreement with Thomas Glanzmann dated January 30, 2004, filed as exhibit 10.34 to the 2003 Form 10-K.

	12.	Computation of Ratio of Earnings to Fixed Charges.

	13.	Selections from the 2003 Annual Report to Stockholders, as amended to reflect the restatement (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this annual report on Form 10-K/A).

	21.*	Subsidiaries of Baxter International Inc., filed as exhibit 21 to the 2003 Form 10-K

	23.	Consent of PricewaterhouseCoopers LLP.

	24.	Powers of Attorney (included in signature page).

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

*	Incorporated herein by reference.

C	Exhibit contemplated by Item 15(a)(3) of Form 10-K/A.

Copies of the above exhibits are available at a charge of 35 cents per page upon written request to the Stockholder Services Department, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015. Copies are also available at a charge of at least 24 cents per page from the Public Reference Room of the Securities and Exchange Commission, Washington, D.C., 20549.