Form 10-Q/A
period 2004-03-31
BAXTER INTERNATIONAL INC
filed 2004-08-09
CIK 10456

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

EXPLANATORY NOTE

Baxter International Inc. is filing this Form 10-Q/A for the quarter ended March 31, 2004 to reflect the restatement of its consolidated financial statements for the quarters ended March 31, 2004 and 2003. The restatement principally pertains to the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during the period. Refer to Note 1A to the consolidated financial statements for a complete description and quantification of the restatement.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Restated
	Three months ended March 31,
	2004	2003
Net sales	$2,209	$1,995
Costs and expenses
Cost of goods sold	1,316	1,117
Marketing and administrative expenses	466	414
Research and development expenses	136	136
Net interest expense	21	19
Other expense, net	21	26

Total costs and expenses	1,960	1,712

Income from continuing operations before income taxes	249	283
Income tax expense	62	68

Income from continuing operations	187	215
Discontinued operations	(11)	(1)

Net income	$176	$214

Earnings per basic common share
Continuing operations	$0.31	$0.36
Discontinued operations	(0.02)	—

Net income	$0.29	$0.36

Earnings per diluted common share
Continuing operations	$0.30	$0.36
Discontinued operations	(0.02)	(0.01)

Net income	$0.28	$0.35

Weighted average number of common shares outstanding
Basic	612	598

Diluted	616	611

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

	Restated
	March 31, 2004	December 31, 2003
Current assets
Cash and equivalents	$ 646	$ 925
Accounts and other current receivables	2,029	1,914
Inventories	2,168	2,104
Short-term deferred income taxes	209	140
Prepaid expenses and other	268	277

Total current assets	5,320	5,360

Property, plant and equipment
At cost	7,825	7,791
Accumulated depreciation and amortization	(3,265)	(3,199)

Net property, plant and equipment	4,560	4,592

Other assets
Goodwill	1,648	1,648
Other intangible assets	605	611
Other	1,523	1,498

Total other assets	3,776	3,757

Total assets	$13,656	$13,709

Current liabilities
Short-term debt	$ 177	$ 153
Accounts payable and accrued liabilities	2,533	3,107
Income taxes payable	543	538

Total current liabilities	3,253	3,798

Long-term debt and lease obligations	4,630	4,421

Other long-term liabilities	2,289	2,216

Commitments and contingencies

Stockholders’ equity
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,574,109 shares in 2004 and 2003	649	649
Common stock in treasury, at cost, 36,110,243 shares in 2004 and 37,273,424 shares in 2003	(1,799)	(1,863)
Additional contributed capital	3,728	3,773
Retained earnings	2,321	2,145
Accumulated other comprehensive loss	(1,415)	(1,430)

Total stockholders’ equity	3,484	3,274

Total liabilities and stockholders’ equity	$13,656	$13,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Restated
	Three months ended March 31,
(brackets denote cash outflows)	2004	2003
Cash flows from operations
Income from continuing operations	$187	$215
Adjustments
Depreciation and amortization	149	128
Deferred income taxes	10	(70)
Other	23	8
Changes in balance sheet items
Accounts receivable	(96)	(53)
Inventories	(66)	(134)
Accounts payable and accrued liabilities	(198)	(79)
Restructuring payments	(37)	(7)
Contributions to pension trust	(54)	—
Other	29	(30)

Cash flows from continuing operations	(53)	(22)
Cash flows from discontinued operations	(1)	(6)

Cash flows from operations	(54)	(28)

Cash flows from investing activities
Capital expenditures	(90)	(175)
Acquisitions (net of cash received) and investments in and advances to affiliates	(14)	(71)
Divestitures and other	26	—

Cash flows from investing activities	(78)	(246)

Cash flows from financing activities
Issuances of debt	87	610
Redemptions of debt and lease obligations	(33)	(119)
Increase in debt with maturities of three months or less, net	137	527
Common stock cash dividends	(361)	(346)
Proceeds from stock issued under employee benefit plans	31	16
Purchases of treasury stock	(11)	(153)

Cash flows from financing activities	(150)	535

Effect of currency exchange rate changes on cash and equivalents	3	(22)

Increase (decrease) in cash and equivalents	(279)	239
Cash and equivalents at beginning of period	925	1,169

Cash and equivalents at end of period	$646	$1,408

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

	Restated
	Three months ended March 31,
(in millions, except per share data)	2004	2003
Net income, as reported	$176	$214
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	28	37

Pro forma net income	$148	$177

Earnings per basic share
As reported	$0.29	$0.36
Pro forma	$0.25	$0.30

Earnings per diluted share
As reported	$0.28	$0.35
Pro forma	$0.23	$0.29

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

The following is a summary of the impact of the restatement on the previously issued consolidated income statements and consolidated balance sheets included in this filing. For the first quarter of 2004, net sales were unchanged as a result of the restatement and net income decreased $2 million (1.1% of the originally reported amount). For the first quarter of 2003, net sales decreased $2 million (0.1% of the originally reported amount) and net income decreased $2 million (0.9% of the originally reported amount).

Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003

	Three months ended March 31,
	2004		2003
(in millions, except per share data)	As originally reported	As restated	As originally reported	As restated
Net sales	$2,209	$2,209	$1,997	$1,995
Costs and expenses
Cost of goods sold	1,315	1,316	1,117	1,117
Marketing and administrative expenses	464	466	413	414
Research and development expenses	136	136	136	136
Net interest expense	21	21	19	19
Other expense, net	21	21	26	26

Total costs and expenses	1,957	1,960	1,711	1,712

Income from continuing operations before income taxes	252	249	286	283
Income tax expense	63	62	69	68

Income from continuing operations	189	187	217	215
Discontinued operations	(11)	(11)	(1)	(1)

Net income	$ 178	$ 176	$ 216	$ 214

Earnings per basic common share
Continuing operations	$ 0.31	$ 0.31	$ 0.36	$ 0.36
Discontinued operations	(0.02)	(0.02)	—	—

Net income	$ 0.29	$ 0.29	$ 0.36	$ 0.36

Earnings per diluted common share
Continuing operations	$ 0.31	$ 0.30	$ 0.36	$ 0.36
Discontinued operations	(0.02)	(0.02)	(0.01)	(0.01)

Net income	$ 0.29	$ 0.28	$ 0.35	$ 0.35

Consolidated Balance Sheets at March 31, 2004 and December 31, 2003

	March 31, 2004		December 31, 2003
(in millions, except shares)	As originally reported	As restated	As originally reported	As restated
Current assets
Cash and equivalents	$648	$646	$927	$925
Accounts and other current receivables	2,097	2,029	1,979	1,914
Inventories	2,166	2,168	2,101	2,104
Short-term deferred income taxes	209	209	140	140
Prepaid expenses and other	280	268	290	277

Total current assets	5,400	5,320	5,437	5,360

Property, plant and equipment
At cost	7,815	7,825	7,781	7,791
Accumulated depreciation and amortization	(3,261)	(3,265)	(3,196)	(3,199)

Net property, plant and equipment	4,554	4,560	4,585	4,592

Other assets
Goodwill	1,648	1,648	1,648	1,648
Other intangible assets	605	605	611	611
Other	1,523	1,523	1,498	1,498

Total other assets	3,776	3,776	3,757	3,757

Total assets	$13,730	$13,656	$13,779	$13,709

Current liabilities
Short-term debt	$177	$177	$153	$153
Accounts payable and accrued liabilities	2,532	2,533	3,105	3,107
Income taxes payable	567	543	561	538

Total current liabilities	3,276	3,253	3,819	3,798

Long-term debt and lease obligations	4,630	4,630	4,421	4,421

Other long-term liabilities	2,289	2,289	2,216	2,216

Commitments and contingencies

Stockholders’ equity
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,574,109 shares in 2004 and 2003	649	649	649	649
Common stock in treasury, at cost, 36,110,243 shares in 2004 and 37,273,424 shares in 2003	(1,799)	(1,799)	(1,863)	(1,863)
Additional contributed capital	3,728	3,728	3,773	3,773
Retained earnings	2,372	2,321	2,194	2,145
Accumulated other comprehensive loss	(1,415)	(1,415)	(1,430)	(1,430)

Total stockholders’ equity	3,535	3,484	3,323	3,274

Total liabilities and stockholders’ equity	$13,730	$13,656	$13,779	$13,709

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

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

Net interest expense consisted of the following.

	Three months ended March 31,
(in millions)	2004	2003
Interest expense	$28	$30
Interest income	(7)	(10)

Interest expense, net	$21	$20

Continuing operations	$21	$19
Discontinued operations	$—	$1

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

Comprehensive income

Total comprehensive income was $191 million (as restated) and $183 million (as restated) for the three months ended March 31, 2004 and 2003, respectively. The increase in comprehensive income during 2004 was principally related to favorable movements in the company’s foreign currency hedges, partially offset by reduced net income and unfavorable currency translation adjustments.

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

	Three months ended March 31,
(in millions)	2004	2003
Basic shares	612	598

Effect of dilutive securities
Employee stock options	2	1
Equity forward agreements	—	10
Employee stock purchase plans	2	2

Diluted shares	616	611

Inventories

Inventories consisted of the following.

	Restated
(in millions)	March 31, 2004	December 31, 2003
Raw materials	$ 540	$ 568
Work in process	743	731
Finished products	885	805

Total inventories	$2,168	$2,104

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

The following summarizes the company’s utilization of the reserve for cash costs during the first quarter of 2004.

(in millions)	Employee- related costs	Contractual and other costs	Total
Reserve at December 31, 2003	$97	$43	$140
Utilization	(25)	(12)	(37)

Reserve at March 31, 2004	$72	$31	$103

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

6. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net pension and other postretirement benefits cost

The following is a summary of net expense relating to the company’s pension and other postretirement benefit plans.

	Three months ended March 31,
(in millions)	2004	2003
Pension benefits
Service cost	$20	$16
Interest cost	39	33
Expected return on plan assets	(48)	(43)
Amortization of net loss, prior service cost and transition obligation	16	6

Net periodic pension benefit cost	$27	$12

Other benefits
Service cost	$2	$2
Interest cost	8	7
Amortization of net loss and prior service cost	2	1

Net periodic other benefit cost	$12	$10

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

Financial information for the company’s segments for the quarter ended March 31 is as follows.

	Restated
(in millions)	Medication Delivery	BioScience	Renal	Other	Total
Three months ended March 31,

2004
Net sales	$926	$810	$473	$ —	$2,209
Pre-tax income	151	122	80	(104)	249

2003
Net sales	$848	$740	$407	$ —	$1,995
Pre-tax income	134	123	66	(40)	283

The following is a reconciliation of total segment amounts to totals per the condensed consolidated income statements.

	Restated
	Three months ended March 31,
(in millions)	2004	2003
Pre-tax income
Total pre-tax income from segments	$353	$323
Unallocated amounts
Interest expense, net	(21)	(19)
Certain currency exchange-rate fluctuations and hedging activities	(34)	(8)
Other Corporate items	(49)	(13)

Income from continuing operations before income taxes	$249	$283

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

Refer to the company’s Form 10-K/A for the year ended December 31, 2003 (which reflects the above-mentioned restatement) for management’s discussion and analysis of financial condition and results of operations of Baxter International Inc. and its subsidiaries (the company or Baxter) for the year ended December 31, 2003. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the quarter ended March 31, 2004. For the first quarter of 2004, net sales were unchanged as a result of the restatement and net income decreased $2 million (1.1% of the originally reported amount). For the first quarter of 2003, net sales decreased $2 million (0.1% of the originally reported amount) and net income decreased $2 million (0.9% of the originally reported amount). The information in this discussion and analysis reflects this restatement, but is not otherwise updated.

RESULTS OF CONTINUING OPERATIONS

NET SALES

	Restated
	Three months ended March 31,
(in millions)	2004	2003	Percent increase
International	$1,190	$1,039	15%
United States	1,019	956	7%

Total net sales	$2,209	$1,995	11%

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

GROSS MARGIN AND EXPENSE RATIOS

	Restated
	Three months ended March 31,
	2004	2003	Change
Gross margin	40.4%	44.0%	(3.6)pts
Marketing and administrative expenses	21.1%	20.8%	0.3 pts

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

RESEARCH AND DEVELOPMENT

	Three months ended March 31,
(in millions)	2004	2003	Percent increase
Research and development (R&D) expenses	$136	$136	— %
As a percent of sales	6.2%	6.8%

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

BioScience

Pre-tax income decreased 1% (as restated) for the three months ended March 31, 2004. The decline in pre-tax income was primarily due to changes in currency exchange rates, lower sales of higher-margin vaccines, reduced gross margins for plasma-based products, and a modest increase in inventory reserves, partially offset by lower R&D spending as a result of the recent prioritization initiatives (including the termination of the recombinant hemoglobin protein project in 2003), the close management of costs, and the benefits of the recent restructuring initiatives.

Renal

Pre-tax income increased 21% (as restated) for the three months ended March 31, 2004. The increase in pre-tax income was primarily due to strong sales growth, changes in currency exchange rates, an improved sales mix, the close management of costs, and the benefits of the recent restructuring initiatives, partially offset by increased R&D spending.

INCOME TAXES

The effective income tax rate from continuing operations for the first quarter of 2004 and 2003 was 25% and 24%, respectively. The effective income tax rate was substantially unchanged, with minor differences principally due to changes in the mix of earnings between the various tax jurisdictions.

INCOME AND EARNINGS PER DILUTED SHARE FROM CONTINUING OPERATIONS

Income from continuing operations of $187 million (as restated), or $0.30 per diluted share (as restated), for the three months ended March 31, 2004 decreased 13% from the $215 million (as restated), or $0.36 per diluted share, reported in the prior year quarter. The significant factors causing the decline are discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from continuing operations

The company reported cash outflows from continuing operations of $53 million (as restated) for the three months ended March 31, 2004. These cash outflows increased $31 million as compared to the prior year quarter. The increase in cash outflows was due to lower cash flows relating to accounts receivables and liabilities, payments related to the restructuring programs, and contributions to the pension trust, partially offset by higher earnings (before non-cash items) and improved cash flows relating to inventories.

Accounts Receivable

The decrease in cash flows relating to accounts receivable was partially due to reduced cash flows from the company’s securitization arrangements, as detailed in Note 5. Management continues to increase its focus on working capital efficiency. With this increased focus, the company improved its accounts receivable collections (days sales outstanding improved from 62.8 days (as restated) at March 31, 2003 to 61.4 days (as restated) at March 31, 2004).

Inventories

The following is a summary of inventories at March 31, 2004 and December 31, 2003, as well as inventory turns for the first quarter of 2004 and 2003, by segment.

	Restated
	Inventories		Inventory turns for the three months ended March 31,
(in millions, except inventory turn data)	March 31, 2004	December 31, 2003	2004	2003
BioScience	$1,369	$1,378	1.42	1.37
Medication Delivery	590	528	3.62	3.69
Renal	209	198	4.00	3.51

Total	$2,168	$2,104	2.34	2.27

Inventory balances increased $64 million (as restated) from December 31, 2003 to March 31, 2004. A portion of the increase related to fluctuations in currency exchange rates (particularly the strengthened Euro), which did not impact cash flows. Inventory turns are impacted by seasonality in certain of the company’s businesses, and are generally highest in the fourth quarter of the year, and lower earlier in the year, for these businesses.

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

Cash flows from investing activities

Capital Expenditures

Capital expenditures decreased for the three months ended March 31, 2004 by $85 million, from $175 million (as restated) in 2003 to $90 million (as restated) in 2004. As discussed in the 2003 Annual Report, management is reducing its level of investments in capital expenditures in 2004 as certain significant long-term projects are completed. Management currently anticipates that the company’s capital expenditures will not exceed $650 million in 2004. Construction in progress also decreased 8% from December 31, 2003 to March 31, 2004, as the company placed assets into service.

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

The company had $646 million (as restated) of cash and equivalents at March 31, 2004. The company also maintains two revolving credit facilities, which totaled $1.4 billion at March 31, 2004, and which have funding expiration dates through November 2007. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates. The company has never drawn on these facilities and does not intend to do so in the foreseeable future. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a minimum interest coverage ratio. At March 31, 2004, as in prior periods, the company was in compliance with all covenants. The company’s net-debt-to-capital ratio, as defined below, of 43.0% (as restated) at March 31, 2004 was well below the credit facilities’ net-debt-to-capital covenant. Similarly, the company’s actual interest coverage ratio of 10.4 to 1 (as restated) in the first quarter of 2004 was well in excess of the minimum interest coverage ratio covenant. The net-debt-to-capital ratio, which is calculated in accordance with the company’s primary credit agreements, and is not a measure defined by GAAP, is calculated as net debt (short-term and long-term debt and lease obligations, less cash and equivalents) divided by capital (the total of net debt and stockholders’ equity). The net-debt-to-capital ratio at March 31, 2004 and the corresponding covenant in the company’s credit agreements give 70% equity credit to the company’s equity units. Refer to the 2003 Annual Report for a description of the equity units, which were issued in December 2002. The minimum interest coverage ratio is a four-quarter rolling calculation of the total of income from continuing operations before income taxes plus interest expense (before interest income), divided by interest expense (before interest income). Baxter also maintains certain other short-term credit arrangements. The above-mentioned financial statement restatement had no impact on the company’s compliance with the financial covenants in its debt agreements.

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

Review by Independent Registered Public Accounting Firm

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q/A for the three months ended March 31, 2004 and 2003 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2004, and the related condensed consolidated statements of income for each of the three-month periods ended March 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, cash flows and stockholders’ equity and comprehensive income for the year then ended (not presented herein), and in our report dated February 20, 2004, except for Note 1A which is as of August 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As described in Note 1A, the Company has restated its previously issued consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

May 6, 2004, except for Note 1A which is as of August 9, 2004

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: August 6, 2004	By:	/s/ John J. Greisch
John J. Greisch
Senior Vice President and Chief Financial Officer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Number	Description of Exhibit
10.23*	Long-Term Incentive Plan, as amended and restated effective February 24, 2004, filed as exhibit 10.23 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004

10.35*	Employment Agreement between Robert L. Parkinson, Jr. and Baxter International Inc. dated April 19, 2004, filed as exhibit 10.35 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004

15*	Letter Re Unaudited Interim Financial Information, filed as exhibit 15 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

*	Incorporated herein by reference.