Form 10-Q
period 2004-06-30
BAXTER INTERNATIONAL INC
filed 2004-08-09
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-4448

BAXTER INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	36-0781620
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Baxter Parkway, Deerfield, Illinois	60015-4633
(Address of principal executive offices)	(Zip Code)

847-948-2000

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

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003 (restated)	2004	2003 (restated)
Net sales	$2,379	$2,162	$4,588	$4,157
Cost and expenses
Cost of goods sold	1,440	1,191	2,756	2,308
Marketing and administrative expenses	532	466	998	880
Research and development expenses	129	139	265	275
Restructuring charges	543	337	543	337
Net interest expense	25	27	46	46
Other expense, net	42	14	63	40

Total costs and expenses	2,711	2,174	4,671	3,886

Income (loss) from continuing operations before income taxes	(332)	(12)	(83)	271
Income tax expense (benefit)	(163)	(58)	(101)	10

Income (loss) from continuing operations	(169)	46	18	261
Discontinued operations	(1)	(11)	(12)	(12)

Net income (loss)	($170)	$35	$6	$249

Earnings (loss) per basic common share
Continuing operations	($0.28)	$0.08	$0.03	$0.44
Discontinued operations	—	(0.02)	(0.02)	(0.02)

Net income (loss)	($0.28)	$0.06	$0.01	$0.42

Earnings (loss) per diluted common share
Continuing operations	($0.28)	$0.08	$0.03	$0.43
Discontinued operations	—	(0.02)	(0.02)	(0.02)

Net income (loss)	($0.28)	$0.06	$0.01	$0.41

Weighted average number of common shares outstanding
Basic	613	598	613	598

Diluted	613	613	617	611

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		June 30, 2004	December 31, 2003 (restated)

Current assets	Cash and equivalents	$760	$925
	Accounts and other current receivables	2,069	1,914
	Inventories	2,117	2,104
	Short-term deferred income taxes	464	140
	Prepaid expenses and other	294	277

	Total current assets	5,704	5,360

Property, plant	At cost	7,799	7,791
and equipment	Accumulated depreciation and amortization	(3,469)	(3,199)

	Net property, plant and equipment	4,330	4,592

Other assets	Goodwill	1,633	1,648
	Other intangible assets	588	611
	Other	1,405	1,498

	Total other assets	3,626	3,757

Total assets		$13,660	$13,709

Current liabilities	Short-term debt	$205	$153
	Accounts payable and accrued liabilities	2,839	3,107
	Income taxes payable	586	538

	Total current liabilities	3,630	3,798

Long-term debt and lease obligations		4,429	4,421

Other long-term liabilities		2,299	2,216

Commitments and contingencies

Stockholders’ equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,574,109 shares in 2004 and 2003	649	649
	Common stock in treasury, at cost, 34,202,479 shares in 2004 and 37,273,424 shares in 2003	(1,696)	(1,863)
	Additional contributed capital	3,680	3,773
	Retained earnings	2,151	2,145
	Accumulated other comprehensive loss	(1,482)	(1,430)

	Total stockholders’ equity	3,302	3,274

	Total liabilities and stockholders’ equity	$13,660	$13,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

(brackets denote cash outflows)

		Six months ended June 30,
		2004	2003 (restated)

Cash flows from	Income from continuing operations	$18	$261
operations	Adjustments
	Depreciation and amortization	295	259
	Deferred income taxes	(203)	(161)
	Restructuring charges	543	337
	Other	147	6
	Changes in balance sheet items
	Accounts receivable	(162)	(25)
	Inventories	(75)	(201)
	Accounts payable and accrued liabilities	(175)	(185)
	Restructuring payments	(62)	(9)
	Contributions to pension trusts	(54)	(11)
	Other	(20)	(65)

	Cash flows from continuing operations	252	206
	Cash flows from discontinued operations	15	(10)

	Cash flows from operations	267	196

Cash flows from	Capital expenditures	(229)	(358)
investing activities	Acquisitions (net of cash received) and investments in and advances to affiliates	(20)	(84)
	Divestitures and other	31	—

	Cash flows from investing activities	(218)	(442)

Cash flows from	Issuances of debt	333	649
financing activities	Redemptions of financing obligations	(337)	(988)
	Increase in debt with maturities of three months or less, net	81	524
	Common stock cash dividends	(361)	(346)
	Proceeds from stock issued under employee benefit plans	75	32
	Purchases of treasury stock	(18)	(153)

	Cash flows from financing activities	(227)	(282)

Effect of currency exchange rate changes on cash and equivalents		13	(33)

Decrease in cash and equivalents		(165)	(561)
Cash and equivalents at beginning of period		925	1,169

Cash and equivalents at end of period		$760	$608

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the restated consolidated financial statements and notes included in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. Refer to Note 2 regarding the amendments made to the company’s Form 10-K for the year ended December 31, 2003.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature (refer to Note 3 for certain special charges recorded during the second quarter of 2004). The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

Certain reclassifications have been made to conform the 2003 financial statements and notes to the 2004 presentation.

Stock compensation plans

The company has a number of stock-based employee compensation plans, including stock option, stock purchase and restricted stock plans. The company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans. In accordance with this intrinsic value method, no compensation expense is recognized for the company’s fixed stock options that have an exercise price equal to or greater than the market price on the date of grant, and employee stock purchase subscriptions. The following table illustrates the effect on net income and earnings per share (EPS) if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” to all stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2004	2003 (restated)	2004	2003 (restated)
Net income (loss), as reported	($170)	$35	$6	$249
Add:
Stock-based employee compensation expense included in reported net income, net of tax	12	—	12	—
Deduct:
Total stock-based employee compensation expense determined under the fair value method, net of tax	(32)	(48)	(60)	(85)

Pro forma net income (loss)	($190)	($13)	($42)	$164

Earnings (loss) per basic share
As reported	($0.28)	$0.06	$0.01	$0.42
Pro forma	($0.31)	($0.02)	($0.07)	$0.27

Earnings (loss) per diluted share
As reported	($0.28)	$0.06	$0.01	$0.41
Pro forma	($0.31)	($0.02)	($0.07)	$0.27

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

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The company has restated its previously issued financial statements for 2001 through 2003 and the first quarter of 2004, primarily the result of the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during this period. Specifically, the company has restated previously issued financial information for 2001 through 2003 contained in its previously filed Form 10-Ks for the years ended December 31, 2003, 2002 and 2001 by filing a Form 10-K/A for the year ended December 31, 2003. The company’s previously reported quarterly information in its Form 10-Qs for the quarters ended March 31, 2004, September 30, 2003, June 30, 2003 and March 31, 2003 have also been restated by filing this Form 10-Q and Form 10-Q/As for the quarters ended March 31, 2004 and September 30, 2003. As a result of the restatement, in aggregate, net sales decreased $37 million (0.2% of the originally reported amount) and net income decreased $33 million (1.5% of the originally reported amount) over the three-year period ended December 31, 2003. For the first quarter of 2004, net sales were unchanged as a result of the restatement and net income decreased $2 million (1.1% of the originally reported amount).

The following is a summary of the impact of the restatement on the previously issued consolidated income statements and consolidated balance sheet included in this filing.

Consolidated Statements of Income for the Three- and Six-Month Periods Ended June 30, 2003

	Three months ended June 30, 2003			Six months ended June 30, 2003
(in millions, except per share data)	As originally reported	As restated	MMM	As originally reported	As restated
Net sales	$2,163	$2,162		$4,160	$4,157
Cost and expenses
Cost of goods sold	1,190	1,191		2,307	2,308
Marketing and administrative expenses	464	466		877	880
Research and development expenses	139	139		275	275
Restructuring charges	337	337		337	337
Net interest expense	27	27		46	46
Other expense, net	14	14		40	40

Total costs and expenses	2,171	2,174		3,882	3,886

Income (loss) from continuing operations before income taxes	(8)	(12)		278	271
Income tax expense (benefit)	(57)	(58)		12	10

Income from continuing operations	49	46		266	261
Discontinued operations	(11)	(11)		(12)	(12)

Net income	$ 38	$ 35		$ 254	$ 249

Earnings (loss) per basic common share
Continuing operations	$ 0.08	$ 0.08		$ 0.45	$ 0.44
Discontinued operations	(0.02)	(0.02)		(0.02)	(0.02)

Net income	$ 0.06	$ 0.06		$ 0.43	$ 0.42

Earnings (loss) per diluted common share
Continuing operations	$ 0.08	$ 0.08		$ 0.44	$ 0.43
Discontinued operations	(0.02)	(0.02)		(0.02)	(0.02)

Net income	$ 0.06	$ 0.06		$ 0.42	$ 0.41

Consolidated Balance Sheet at December 31, 2003

	December 31, 2003
(in millions, except shares)	As originally reported	As restated
Assets
Current assets
Cash and equivalents	$927	$925
Accounts and other current receivables	1,979	1,914
Inventories	2,101	2,104
Short-term deferred income taxes	140	140
Prepaid expenses and other	290	277

Total current assets	5,437	5,360

Property, plant and equipment
At cost	7,781	7,791
Accumulated depreciation and amortization	(3,196)	(3,199)

Net property, plant and equipment	4,585	4,592

Other assets
Goodwill	1,648	1,648
Other intangible assets	611	611
Other	1,498	1,498

Total other assets	3,757	3,757

Total assets	$13,779	$13,709

Liabilities
Current liabilities
Short-term debt	$153	$153
Accounts payable and accrued liabilities	3,105	3,107
Income taxes payable	561	538

Total current liabilities	3,819	3,798

Long-term debt and lease obligations	4,421	4,421
Other long-term liabilities	2,216	2,216
Commitments and contingencies

Stockholders’ equity
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,574,109 shares	649	649
Common stock in treasury, at cost, 37,273,424 shares	(1,863)	(1,863)
Additional contributed capital	3,773	3,773
Retained earnings	2,194	2,145
Accumulated other comprehensive loss	(1,430)	(1,430)

Total stockholders’ equity	3,323	3,274

Total liabilities and stockholders’ equity	$13,779	$13,709

Senior management became aware of these issues in 2004 through the reporting procedures established under Baxter’s Global Business Practice Standards. Upon becoming aware of the issues in Brazil, senior management, with the assistance of the company’s internal audit team, conducted a preliminary investigation. This preliminary investigation was followed by a more comprehensive investigation by the Audit Committee of Baxter’s Board of Directors with the assistance of independent legal counsel and forensic and other accountants. As a result of the issues in Brazil, the company is implementing changes to its internal control over financial reporting. Refer to “Part I. Item 4. Controls and Procedures” for further information.

3. SUPPLEMENTAL FINANCIAL INFORMATION

Second quarter 2004 special charges

Financial results for the second quarter of 2004 include several special charges in addition to the restructuring charge discussed in Note 5. These special charges, as summarized below, reduced pre-tax income from continuing operations by $115 million, and reduced net income by $20 million or $0.04 per diluted share. By line item, cost of goods sold increased $45 million, marketing and administrative expenses increased $55 million, other expense, net increased $15 million, and income tax expense decreased $95 million.

Accounts and other receivable reserves

The company established a reserve due to the uncertain collectibility of a loan from Cerus Corporation (Cerus). This reserve was determined based on Cerus’ current financial position. Also, based on the lengthening age of accounts receivables and more current market data in certain markets, the company increased the allowance for doubtful accounts. In addition, certain Shared Investment Plan participants have defaulted on their loans, which were due and payable in May 2004, requiring the company to make payments to the bank under its guarantee arrangement. Refer to Note 10 for further information regarding the Shared Investment Plan. While the company has not forgiven any of these loans and is pursuing repayment of the defaulted amounts, a reserve was recorded for potential losses, representing the amount that the company paid to the bank under the loan guarantee as a result of the defaulted loans. These adjustments, which were recorded in marketing and administrative expenses, totaled $55 million.

Inventories

Based upon second quarter 2004 restructuring decisions in the Bioscience segment, which will reduce inventory production in an effort to focus on more profitable sales in the plasma market, the company expects that future sales in this market will be less than previously expected. As a result, the company increased inventory reserves (a charge to cost of goods sold) by $28 million.

Hedges

As discussed in the 2003 Annual Report, the company uses forwards to hedge the risk to earnings relating to anticipated intercompany sales denominated in foreign currencies (cash flow hedges). Based on a current analysis, intercompany sales from the United States to Europe (denominated in Euros) are expected to be lower than originally projected. In particular, due to the strong European sales launch of ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, the company’s advanced recombinant therapy (which is manufactured in Europe), current forecasts of intercompany sales of Recombinate Antihemophilic Factor (rAHF) from the United States into Europe have been reduced. Because it is probable that these originally forecasted sales will no longer occur, the related deferred hedge loss was recorded as a $17 million charge to cost of goods sold.

Pathogen Inactivation program assets

Based on lower than expected sales from the company’s Pathogen Inactivation (PI) programs, strategic decisions announced by Cerus, Baxter’s strategic partner in PI development, during the second quarter of 2004, along with a current assessment of future market potential for these products, the company performed an impairment review of its fixed assets in this program and recorded a $15 million impairment charge, which was classified as other expense.

Income taxes

The income tax benefit relating to the above-mentioned charges totaled $40 million. In addition, as a result of the completion of tax audits in the second quarter of 2004, $55 million of reserves for matters previously under review were reversed into income in the quarter.

Net interest expense

Net interest expense consisted of the following.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Interest expense	$ 30	$ 31	$ 58	$61
Interest income	(5)	(4)	(12)	(14)

Interest expense, net	$ 25	$ 27	$ 46	$47

Continuing operations	$ 25	$ 27	$ 46	$46
Discontinued operations	$—	$—	$—	$ 1

Other income and expense

Other income and expense typically includes amounts relating to fluctuations in currency exchange rates, minority interests, income and losses relating to equity method investments, divestitures gains and asset impairment charges.

Asset impairment charges totaled $18 million in the three- and six-month periods ended June 30, 2004 (including the $15 million PI charge discussed above), and totaled $13 million in the six months ended June 30, 2003. The charges related to investments whose declines in value were deemed to be other than temporary, with the investments written down to estimated fair value, as determined by reference to quoted market values, where available. Expense for the quarter and year-to-date period ended June 30, 2004 also included $6 million relating to the application of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), to the company’s guarantee of the Shared Investment Plan loans (which were extended during the second quarter of 2004), as further discussed in Note 10. Included in other expense in the quarter and year-to-date period ended June 30, 2003 were $11 million in costs associated with the redemption of the company’s convertible bonds. Partially offsetting these expenses in 2003 was income relating to the company’s investment in Acambis, Inc. Baxter divested its equity method investment in Acambis, Inc. in late 2003. In addition, expense relating to fluctuations in currency exchange rates increased significantly in both the quarter and year-to-date period ended June 30, 2004.

Comprehensive income

Total comprehensive loss was $237 million and $46 million for the three and six months ended June 30, 2004, respectively, and total comprehensive income was $98 million (as restated) and $281 million (as restated) for the three and six months ended June 30, 2003, respectively. The decrease in comprehensive income during the quarter and year-to-date period was principally related to unfavorable currency translation adjustments and lower net income, partially offset by changes in the value of the company’s net investment and foreign currency cash flow hedges.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Basic shares	613	598	613	598

Effect of dilutive securities
Employee stock options	—	1	3	1
Equity forward agreements	—	13	—	11
Employee stock purchase plans	—	1	1	1

Diluted shares	613	613	617	611

Diluted shares were the same as basic shares for the quarter ended June 30, 2004 as the impact of the common stock equivalents would be anti-dilutive.

Inventories

Inventories consisted of the following.

(in millions)	June 30, 2004	December 31, 2003 (restated)
Raw materials	$476	$ 568
Work in process	776	731
Finished products	865	805

Total inventories	$2,117	$2,104

Goodwill

Goodwill was $864 million, $603 million and $166 million for the Medication Delivery, BioScience and Renal segments, respectively, at June 30, 2004. Goodwill was $872 million, $605 million and $171 million for the Medication Delivery, BioScience and Renal segments, respectively, at December 31, 2003. The change in the goodwill balance for each segment principally related to fluctuations in currency exchange rates.

Other intangible assets

The following is a summary of the company’s intangible assets subject to amortization at June 30, 2004 and December 31, 2003. Intangible assets with indefinite useful lives are not material to the company.

(in millions, except amortization period data)	Developed technology, including patents	Manufacturing, distribution and other contracts	Other	Total
June 30, 2004
Gross intangible assets	$798	$46	$74	$918
Accumulated amortization	296	21	20	337

Net intangible assets	$502	$25	$54	$581

Weighted-average amortization period (in years)	15	8	20	15

December 31, 2003
Gross intangible assets	$802	$39	$74	$915
Accumulated amortization	279	14	18	311

Net intangible assets	$523	$25	$56	$604

Weighted-average amortization period (in years)	15	9	20	15

The amortization expense for these intangible assets was $16 million and $15 million for the three months ended June 30, 2004 and 2003, respectively, and $32 million and $27 million for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004, the anticipated annual amortization expense for these intangible assets is $63 million, $57 million, $54 million, $47 million, $42 million and $41 million in 2004, 2005, 2006, 2007, 2008 and 2009, respectively.

Product Warranties

The following is a summary of activity in the product warranty liability.

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(in millions)	2004	2003	2004	2003
Beginning of period	$50	$53	$53	$53
New warranties and adjustments to existing warranties	7	5	10	13
Payments in cash or in kind	(5)	(6)	(11)	(14)

End of period	$52	$52	$52	$52

4. DISCONTINUED OPERATIONS

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

Net revenues relating to the discontinued businesses were $3 million and $51 million for the three months ended June 30, 2004 and 2003, respectively, and $20 million and $100 million for the six months ended June 30, 2004 and 2003, respectively. The losses from the discontinued operations were $1 million and $11 million for the three months ended June 30, 2004 and 2003, respectively (net of tax benefit of $1 million in 2003), and $12 million for the first six months of both 2004 and 2003 (net of tax benefits of $4 million in both year-to-date periods).

Included in the pre-tax charge was $269 million pertaining to asset impairments, principally relating to goodwill and property and equipment. Also included in the charge was $25 million for cash costs, principally relating to severance and other employee-related costs associated with the elimination of approximately 75 positions, as well as legal and contractual commitment costs. During the second quarter of 2004, $2 million of the reserve for cash costs was utilized. The remaining reserve is insignificant and is expected to be utilized in 2004.

5. RESTRUCTURING INITIATIVES

Second quarter 2004 restructuring charge

In January 2004, management announced plans (which were finalized during the second quarter of 2004) to implement restructuring initiatives (in addition to the actions initiated in 2003, as discussed below). Management undertook these actions in order to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance.

These actions include the elimination of approximately 4,000 positions, or 8% of the global workforce, as management reorganizes and streamlines the company. Approximately 50% of the positions being eliminated are in the United States. Approximately three quarters of the estimated savings will impact general and administrative expenses, with the remainder primarily impacting cost of sales. The eliminations impact all three of the company’s segments, along with the corporate headquarters and functions. Baxter is also further reducing plasma production and closing additional plasma collection centers. In addition, the company is exiting certain other facilities and activities. As a result, management recorded a restructuring charge in the second quarter of 2004 totaling $543 million ($394 million, or $0.64 per diluted share, on an after-tax basis), principally for severance and costs associated with the closing of facilities and the exiting of contracts.

Included in the 2004 pre-tax charge was $196 million relating to asset impairments, almost all of which was to write down property, plant and equipment (PP&E), based on market data for the assets. Also included in the 2004 pre-tax charge was $347 million for cash costs, principally pertaining to severance and other employee-related costs.

Second quarter 2003 restructuring charge

During the second quarter of 2003, the company recorded a $337 million restructuring charge ($202 million, or $0.33 per diluted share, on an after-tax basis) principally associated with management’s decision to close certain facilities and reduce headcount on a global basis. Management decided to take these actions in order to position the company more competitively and to enhance profitability. The company has closed 26 plasma collection centers across the United States, as well as a plasma fractionation facility located in Rochester, Michigan. In addition, the company is consolidating and integrating several facilities, including facilities in Maryland; Frankfurt, Germany; Issoire, France; and Mirandola, Italy. Management discontinued Baxter’s recombinant hemoglobin protein program because it did not meet expected clinical milestones. Also included in the charge were costs related to other reductions in the company’s workforce.

Included in the 2003 pre-tax charge was $128 million relating to asset impairments, principally to write down PP&E, and goodwill and other intangible assets. The impairment loss relating to the PP&E was based on market data for the assets. The impairment loss relating to goodwill and other intangible assets was based on management’s assessment of the value of the related businesses. Also included in the 2003 pre-tax charge was $209 million for cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of approximately 3,200 positions worldwide. Approximately 94% of the targeted positions have been eliminated as of June 30, 2004.

Restructuring reserves

The following summarizes activity in the company’s restructuring reserves for cash costs for the six-month period ended June 30, 2004.

(in millions)	Employee- related costs	Contractual and other costs	Total
2003 Restructuring Charge
Reserve at December 31, 2003	$ 97	$43	$140
Utilization	(25)	(12)	(37)

Reserve at March 31, 2004	$ 72	$31	$103
Utilization	(19)	(1)	(20)

Reserve at June 30, 2004	$ 53	$30	$ 83

2004 Restructuring Charge
Charge	$212	$135	$347
Utilization	(4)	—	(4)

Reserve at June 30, 2004	$208	$135	$343

With respect to the 2003 restructuring charge, the majority of the costs are expected to be paid and the remaining positions are expected to be eliminated in 2004. With respect to the 2004 restructuring charge, approximately $100 million and $150 million of the costs are expected to be paid in 2004 and 2005, respectively, with the remainder to be paid in 2006.

6. SECURITIZATIONS

Where economical, the company has entered into agreements with various financial institutions in which certain pools of receivables are sold. Refer to the 2003 Annual Report for further information regarding these arrangements. There have been no material changes in the company’s accounting policies with respect to its securitization arrangements. The key assumptions used in measuring the fair values of the retained interests are substantially unchanged from that disclosed in the 2003 Annual Report.

The securitization arrangements resulted in net cash outflows of $77 million and $120 million for the three and six months ended June 30, 2004, respectively, and generated net cash inflows of $19 million and net cash outflows of $54 million for the three and six months ended June 30, 2003, respectively. A summary of the activity is as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Sold receivables at beginning of period	$704	$640	$742	$721
Proceeds from sales of receivables	388	416	763	876
Cash collections (remitted to the owners of the receivables)	(465)	(397)	(883)	(930)
Effect of currency exchange rate changes	(10)	(15)	(5)	(23)

Sold receivables at end of period	$617	$644	$617	$644

7. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net pension and other postretirement benefits cost

The following is a summary of net expense relating to the company’s pension and other postretirement benefit plans.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Pension benefits
Service cost	$20	$17	$40	$33
Interest cost	37	33	76	66
Expected return on assets	(46)	(43)	(94)	(86)
Amortization of net loss, prior service cost and transition obligation	15	6	31	12

Net periodic pension benefit cost	$26	$13	$53	$25

Other benefits
Service cost	$ 2	$ 2	$ 4	$ 4
Interest cost	7	7	15	14
Amortization of net loss and prior service cost	3	1	5	2

Net periodic other benefit cost	$12	$10	$24	$20

Medicare Prescription Drug, Improvement and Modernization Act

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare (Part D). Detailed final regulations necessary to implement the Act have not yet been issued. The effects of the Act are not recognized in the company’s net expense and benefit obligation as management is not yet able to determine whether the company’s benefits are actuarially equivalent to Medicare (Part D). However, based on preliminary analyses, management does not expect the Act to have a material impact on the company’s consolidated financial statements.

8. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

Refer to “Part II – Item 1. Legal Proceedings” below.

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

Certain items are maintained at corporate headquarters (Corporate) and are not allocated to the segments. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, corporate headquarters costs, certain non-strategic investments and related income and expense, certain nonrecurring gains and losses, certain special charges (such as in-process research and development and restructuring), deferred income taxes, certain foreign currency fluctuations, the majority of foreign currency and interest rate hedging activities, and certain litigation liabilities and related insurance receivables.

Financial information for the company’s segments for the quarter and year-to-date period ended June 30 is as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003 (restated)	2004	2003 (restated)
Net sales
Medication Delivery	$1,006	$ 937	$1,932	$1,785
BioScience	893	773	1,703	1,513
Renal	480	452	953	859

Total	$2,379	$2,162	$4,588	$4,157

Pre-tax income from continuing operations
Medication Delivery	$182	$ 162	$333	$ 296
BioScience	137	176	259	299
Renal	93	79	172	145
Other	(744)	(429)	(847)	(469)

Total	($332)	($12)	($83)	$ 271

The following is a reconciliation of segment pre-tax income to income from continuing operations before income taxes per the consolidated income statements.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003 (restated)	2004	2003 (restated)
Total pre-tax income from segments	$ 412	$ 417	$764	$ 740
Unallocated amounts
Interest expense, net	(25)	(27)	(46)	(46)
Restructuring charges	(543)	(337)	(543)	(337)
Certain currency exchange rate fluctuations and hedging activities	(22)	(25)	(56)	(34)
Other corporate items	(154)	(40)	(202)	(52)

Income (loss) from continuing operations before income taxes	($332)	($12)	($83)	$ 271

10. SHARED INVESTMENT PLAN

As discussed in the 2003 Annual Report, in order to align management and shareholder interests, in 1999 the company sold 6.1 million shares of the company’s stock to 142 of Baxter’s senior managers for $198 million in cash. The participants used five-year full-recourse personal bank loans to purchase the stock at the May 3, 1999 closing price (adjusted for the company’s stock split) of $31.81. Baxter guaranteed repayment to the banks in the event a participant in the plan defaulted on his or her obligations, which were due on May 6, 2004. The plan also included certain risk-sharing provisions, which terminated on May 6, 2004. The company was entitled to 50% of any gain relating to stock sold on or before May 3, 2002. For stock sold after May 3, 2002 and through May 6, 2004, the company shared 50% in any loss incurred by the participants relating to a stock price decline.

In May 2003, management announced that, in order to continue to align management and shareholder interests and to balance both the short- and long-term needs of Baxter, the board of directors authorized the company to provide a new three-year guarantee at the May 6, 2004 loan due date for the non-executive officer employees who remain in the plan, should they elect to extend their loans. As noted above, as of May 6, 2004, the 50% risk-sharing provision included in the original plan terminated. The amount under the company’s loan guarantee at June 30, 2004 relating to the 72 eligible employees who have extended their loans was $100 million. In accordance with FIN 45 (which was effective for guarantees issued or modified after December 31, 2002), the company recorded a $6 million liability for the fair value of these guarantees in the consolidated balance sheet as of June 30, 2004. As with the guarantee issued in 1999, the company may take actions relating to participants and their assets to obtain full reimbursement for any amounts the company pays to the banks pursuant to the loan guarantee.

With respect to the participants who were either not eligible or did not elect to extend their loans on the May 6, 2004 due date, the majority paid their principal and interest obligations in full. However, seven participants have not paid their principal and interest obligations. The company is pursuing repayment of the defaulted loans, in order to obtain reimbursement for amounts the company paid to the bank pursuant to the loan guarantee. While the company has not forgiven any of these loans, a reserve of $10 million, which represents the amount that the company paid to the banks under the loan guarantee, was recorded during the second quarter of 2004 for potential losses (as discussed in Note 3 above).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in Note 2 to the consolidated financial statements, the company has restated its previously issued financial statements for the years ended December 31, 2001, 2002 and 2003 and the first quarter of 2004. The restatement is primarily the result of the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during this period. As a result of the restatement, in aggregate, net sales decreased $37 million (0.2% of the originally reported amount) and net income decreased $33 million (1.5% of the originally reported amount) over the three-year period ended December 31, 2003. For the first quarter of 2004, net sales were unchanged as a result of the restatement and net income decreased $2 million (1.1% of the originally reported amount). Refer to Note 2 for further information, including the impact of the restatement for each of the periods included in this filing.

Refer to the company’s Form 10-K/A for the year ended December 31, 2003 (which reflects the above-mentioned restatement) for management’s discussion and analysis of financial condition and results of operations of Baxter International Inc. and its subsidiaries (the company or Baxter) for the year ended December 31, 2003. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the quarter and year-to-date period ended June 30, 2004 (with the prior year information restated, as applicable).

RESULTS OF CONTINUING OPERATIONS

NET SALES

	Three months ended June 30,		Percent increase	Six months ended June 30,
(in millions)	2004	2003 (restated)		2004	2003 (restated)	Percent increase
International	$1,285	$1,165	10%	$2,475	$2,204	12%
United States	1,094	997	10%	2,113	1,953	8%

Total net sales	$2,379	$2,162	10%	$4,588	$4,157	10%

Currency exchange rate fluctuations benefited sales growth by 4 points and 5 points during the three and six months ended June 30, 2004, respectively, principally because the United States Dollar weakened since the prior year period relative to the Euro. These fluctuations impacted sales growth for all three segments. Refer to Note 9 for a summary of net sales by segment.

Medication Delivery

The Medication Delivery segment generated 7% and 8% sales growth for the three- and six-month periods ended June 30, 2004, respectively (including 2 and 4 percentage points due to the favorable impact of foreign currency fluctuations for the quarter and year-to-date period, respectively), with the strongest sales growth in international markets.

Increased sales of certain generic and branded pre-mixed drugs, as well as increased contract services revenues, contributed 2 points of sales growth for both the quarter and year-to-date period. Sales of intravenous therapies, which principally include intravenous solutions and nutritional products, contributed 2 points and 3 points to the segment’s growth rate for the quarter and year-to-date period, respectively, and principally related to growth outside the United States. Sales of anesthesia and critical care products were relatively flat for the quarter and contributed 1 point to the segment’s growth rate for the six-month period, with sales growth for the quarter impacted by domestic wholesaler inventory reduction actions. Sales of electronic infusion pumps and related tubing sets also contributed 2 points and 1 point to the growth rate for the quarter and year-to-date periods, respectively, with device sales in the United States and Canada the primary contributor. Impacting the segment’s growth for both the quarter and six-month period was the renegotiated long-term contracts with group purchasing organizations, principally Premier Purchasing Partners L. P. (Premier), the most significant of which became effective in February 2004. While sales growth during the remainder of 2004 is expected to continue to be impacted by the reduced pricing included in these contracts, management believes that over time, the impact of reduced pricing will be substantially offset by increased sales volumes and product mix upgrades.

BioScience

Sales in the BioScience segment increased 16% and 13% for the three- and six-month periods ended June 30, 2004, respectively (including 5 and 7 percentage points due to the favorable impact of foreign currency fluctuations for the quarter and year-to-date period, respectively), with sales growth strongest in the United States.

The primary driver of the segment’s growth rate for the quarter and year-to-date periods was increased sales of recombinant Factor VIII products, contributing 9 points and 7 points of growth in the three- and six-month periods, respectively. Growth in sales of recombinant products was principally fueled by higher demand for Recombinate Antihemophilic Factor (rAHF) (Recombinate), as well as the launch of the advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, which received regulatory approval in the United States in July 2003 and in Europe in March 2004. Of the contribution relating to recombinants, sales of ADVATE contributed 7 points and 5 points in the quarter and six-month period, respectively, with an increased sales contribution expected during the second half of 2004 as the launch of this new product continues and broadens in the United States and Europe. These factors were partially offset by the impact of the entry or re-entry into this marketplace in 2003 by certain competitors.

Sales of plasma-based products (excluding anti-body therapies) contributed 5 points and 3 points to the segment’s growth rate in the quarter and six-month period, respectively. The growth was primarily due to increased sales of FEIBA, an anti-inhibitor coagulant complex, and Tisseel, a fibrin sealant product, partially offset by the impact of competitive pressures across certain product lines, as well as a continuing shift in the market from plasma-based to recombinant hemophilia products. As discussed further below, as a result of these competitive pressures, the company closed 26 plasma collection centers and a plasma fractionation plant during 2003, and is reducing plasma production and closing additional centers during 2004, to improve the economics of the business.

Higher sales of anti-body therapies, including IGIV (immune globulin intravenous) for immune deficiencies, contributed 2 points to the growth rate for both the quarter and year-to-date period, principally due to increased volume and improved pricing in the United States. Increased sales of non-plasma-based biosurgery products (CoSeal and FloSeal) contributed 1 point to the growth rate for both the quarter and year-to-date period. Sales of transfusion therapies products were flat for the quarter and contributed 1 point of growth for the six-month period. Partially offsetting the growth in these product lines was the impact of lower sales of vaccines, principally due to lower sales of smallpox vaccines and Neis-Vac-C, which is for the prevention of meningitis C. Sales of vaccines are impacted by the timing of government tenders, and there were no significant tenders filled during the first half of 2004. Management expects the segment’s growth for the remainder of the year to be negatively impacted by expected reductions in wholesaler inventory levels, and lower sales of transfusion therapies products due to consolidation in the plasma industry.

Renal

Sales from continuing operations in the Renal segment increased 6% and 11% for the three- and six-month periods ended June 30, 2004, respectively (including 5 and 6 percentage points, respectively, due to the favorable impact of foreign currency fluctuations), with sales growth strongest in international markets. Increased sales of products for peritoneal dialysis contributed 4 and 7 points to the segment’s growth rate for the quarter and year-to-date periods, respectively, with an increased number of patients in Europe, Japan and Asia. Increased penetration of products for peritoneal dialysis continues to be strongest in emerging markets, where many people with end-stage renal disease are currently under-treated. The majority of the remaining 2 points and 4 points of growth during the quarter and six months ended June 30, 2004, respectively, was related to increased sales of hemodialysis products.

GROSS MARGIN AND EXPENSE RATIOS

The following table shows key ratios of certain income statement items as a percent of sales.

	Three months ended June 30,				Six months ended June 30,
	2004	2003 (restated)	Change		2004	2003 (restated)	Change
Gross margin	39.5%	44.9%	(5.4 pts	)	39.9%	44.5%	(4.6 pts	)
Marketing and administrative expenses	22.4%	21.6%	0.8 pts		21.8%	21.2%	0.6 pts

Foreign currency fluctuations (including the impact of hedging activities), principally relating to the strengthened Euro, accounted for approximately 1 point and 2 points of the gross margin decline for the three and six-month periods ended June 30, 2004, respectively. The increased inventory reserves and foreign currency hedge adjustments totaling $45 million (included in the second quarter 2004 special charges, which are discussed in Note 3) accounted for approximately 2 points and 1 point of the decline during the quarter and six-month period, respectively. In the BioScience segment, a higher mix of plasma-based product sales, coupled with competition and pricing pressures across certain product lines, unfavorably affected the company’s gross margin during both the second quarter and first half of 2004. In the Medication Delivery segment, the above-mentioned pricing pressures associated with the renegotiated contracts with Premier also contributed to Baxter’s margin decline, particularly during the second quarter. In addition, costs associated with the company’s employee pension and other postretirement benefit plans have increased since the prior year periods (as further discussed below). These factors, which unfavorably impacted the company’s gross margin, were partially offset by cost savings relating to the company’s 2003 restructuring programs (as further discussed below).

Marketing and administrative expenses as a percent of sales increased during both the quarter and year-to-date period. Increased receivable reserves totaling $55 million (discussed in Note 3) increased the expense ratio by approximately 3 points and 1 point in the quarter and year-to-date period ended June 30, 2004, respectively. Apart from these increased receivable reserves, increased expenses relating primarily to foreign currency fluctuations, employee pension and other postretirement benefit plan costs, and the impact of reduced costs in the prior year due to a change in the employee vacation policy, were more than offset by the benefits of the company’s restructuring programs. See further discussion below regarding the restructuring initiatives.

Expenses associated with the company’s pension and other postretirement benefit plans increased $15 million and $32 million during the second quarter and first half of 2004, respectively, as detailed in Note 7, principally due to a reduction in the discount rate and the amortization of unrecognized losses. Refer to the 2003 Annual Report for further information.

RESEARCH AND DEVELOPMENT

	Three months ended June 30		Percent decrease	Six months ended June 30		Percent decrease
(in millions)	2004	2003		2004	2003
Research and development (R&D) expenses	$129	$139	(7%)	$265	$275	(4%)
As a percent of sales	5.4%	6.4%		5.8%	6.6%

R&D expenses declined in both the second quarter and first six months of 2004, with increased spending on certain projects across the three segments more than offset by the cost savings generated by the restructuring initiatives and the termination of certain programs (such as the recombinant hemoglobin protein project, which was terminated in the second quarter of 2003). Management does not expect growth in full year R&D spending in 2004 as compared to full year 2003.

RESTRUCTURING INITIATIVES

Second quarter 2004 restructuring charge

In January 2004, management announced plans (which were finalized during the second quarter of 2004) to implement restructuring initiatives (in addition to the actions initiated in 2003, as discussed below). Management undertook these actions in order to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance.

These actions include the elimination of approximately 4,000 positions, or 8% of the global workforce, as management reorganizes and streamlines the company. Approximately 50% of the positions being eliminated are in the United States. Approximately three quarters of the estimated savings will impact general and administrative expenses, with the remainder primarily impacting cost of sales. The eliminations impact all three of the company’s segments, along with the corporate headquarters and functions. Baxter is also further reducing plasma production and closing additional plasma collection centers. In addition, the company is exiting certain other facilities and activities. As a result, management recorded a restructuring charge in the second quarter of 2004 totaling $543 million ($394 million, or $0.64 per diluted share, on an after-tax basis), principally for severance and costs associated with the closing of facilities and the exiting of contracts. Refer to Note 5 for additional information.

During the three-month period ended June 30, 2004, $4 million of the reserve for cash costs was utilized. Approximately $100 million and $150 million of the costs are expected to be paid in 2004 and 2005, respectively, with the remainder to be paid in 2006. The cash expenditures are being funded with cash generated from operations.

Management anticipates that these additional initiatives will yield savings of approximately $0.05 per diluted share in the second half of 2004, and approximately $0.20 to $0.25 per diluted share in 2005, and $0.30 to $0.35 per diluted share when fully implemented in 2006.

Second quarter 2003 restructuring charge

During the second quarter of 2003, the company recorded a $337 million restructuring charge ($202 million, or $0.33 per diluted share, on an after-tax basis) principally associated with management’s decision to close certain facilities and reduce headcount on a global basis. Management decided to take these actions in order to position the company more competitively and to enhance the company’s profitability. Refer to Note 5 for additional information.

During the three- and six-month period ended June 30, 2004, $20 million and $57 million, respectively, of the reserve for cash costs was utilized. Approximately 94% of the targeted positions have been eliminated as of June 30, 2004. The majority of the costs are expected to be paid and the majority of the remaining positions are expected to be eliminated by the end of 2004. The cash expenditures are being funded with cash generated from operations.

Management expects that the actions initiated in 2003 will generate incremental annual savings of approximately $0.15 to $0.20 per diluted share when fully implemented. The cost savings principally relate to employee compensation and primarily benefit general and administrative expenses. The restructuring program is proceeding on plan. Management estimates that the cost savings in the three- and six-month periods ended June 30, 2004 were approximately $0.04 and $0.08 per diluted share, respectively, and expects that the full year 2004 savings will total approximately $0.15 per diluted share.

NET INTEREST EXPENSE

Net interest expense decreased $2 million for the quarter and was flat for the six-month period principally due to a lower average net debt level, partially offset by lower capitalized interest, as the company completed certain projects and placed assets into service.

OTHER EXPENSE, NET

Other income and expense typically includes amounts relating to fluctuations in currency exchange rates, minority interests, income and losses relating to equity method investments, divestitures gains and asset impairment charges.

Other expense, net increased in both the quarter and year-to-date period principally due to higher asset impairment charges, reduced income from equity method investments, primarily relating to Acambis, Inc. (which was divested in late 2003), an expense relating to the Shared Investment Plan (SIP) guarantee, and increased expense relating to fluctuations in currency exchange rates. These increased expenses were partially offset by an $11 million expense in the quarter and year-to-date period ended June 30, 2003 associated with the redemption of the company’s convertible bonds. Refer to Note 3 for further information.

PRE-TAX INCOME

Refer to Note 9 to the condensed consolidated financial statements for a summary of financial results by segment. Certain items are maintained at the company’s corporate headquarters and are not allocated to the segments. They primarily include certain foreign currency fluctuations, the majority of the foreign currency and interest rate hedging activities, net interest expense, income and expense related to certain non-strategic investments, corporate headquarters costs, certain nonrecurring gains and losses and certain special charges (such as in-process research and development and restructuring). In addition, the above-mentioned increased costs associated with the pension and other postretirement benefit plans have not been completely allocated to the segments. The following is a summary of significant factors impacting the segments’ financial results.

Medication Delivery

Pre-tax income increased 12% and 13% for the three and six months ended June 30, 2004, respectively. The growth in pre-tax income was primarily the result of solid sales growth, the close management of costs, the benefits of the 2003 restructuring initiatives, and changes in currency exchange rates (as noted above, foreign currency hedging activities for all segments are recorded at corporate, and are not included in segment results). As noted above, these factors were partially offset by the impact of the renegotiated long-term contracts with group purchasing organizations, principally Premier, particularly during the second quarter. Earnings growth is expected to continue to be impacted by the reduced pricing in these contracts during the remainder of 2004.

BioScience

Pre-tax income decreased 22% and 13% for the three and six months ended June 30, 2004, respectively. The decline in pre-tax income was primarily due to increased inventory reserves and an asset impairment charge (recorded in the second quarter of 2004, as discussed in Note 3), changes in currency exchange rates, lower sales of higher-margin vaccines, and a higher mix of plasma-based product sales, partially offset by lower R&D spending as a result of the recent prioritization initiatives (including the termination of the recombinant hemoglobin protein project in 2003), the close management of costs, and the benefits of the recent restructuring initiatives. In addition, the prior year periods include income from the company’s investment in Acambis, Inc. As noted above, the investment was divested in late 2003.

Renal

Pre-tax income increased 18% and 19% for the three and six months ended June 30, 2004, respectively. The increase in pre-tax income was primarily due to solid sales growth, particularly in the year-to-date period, changes in currency exchange rates, an improved sales mix, the close management of costs, and the benefits of the recent restructuring initiatives, partially offset, in the six-month period, by increased R&D spending.

INCOME TAXES

As discussed in Note 3, as a result of the completion of tax audits in the second quarter of 2004, $55 million of reserves for matters previously under review were reversed into income in the quarter. In addition, the effective tax rates for both the three- and six-month periods of both 2004 and 2003 were impacted by the restructuring charges and the special charges discussed in Notes 5 and 3, respectively, which were tax-effected at different (generally higher) rates, depending on the particular tax jurisdictions. There were no other significant changes to the company’s effective income tax rate.

INCOME AND EARNINGS PER DILUTED SHARE FROM CONTINUING OPERATIONS

Income (loss) from continuing operations was ($169) million and $46 million (as restated) for the three months ended June 30, 2004 and 2003, respectively, and $18 million and $261 million (as restated) for the six months ended June 30, 2004 and 2003, respectively. Income (loss) from continuing operations per diluted share was ($0.28) and $0.08 in the three months ended June 30, 2004 and 2003, respectively, and $0.03 and $0.43 (as restated) for the three and six months ended June 30, 2004 and 2003, respectively. The significant factors and events causing the declines from 2003 to 2004 are discussed above.

LOSS FROM DISCONTINUED OPERATIONS

Discontinued operations generated a net-of-tax loss of $1 million and $11 million for the three months ended June 30, 2004 and 2003, respectively. The net-of-tax loss from discontinued operations for the six-month period ended June 30 was $12 million in both 2004 and 2003. Refer to Note 4 for further discussion of the discontinued operations. Management expects the divestiture plan will be completed during 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from continuing operations

The company reported cash flows from continuing operations of $252 million for the six months ended June 30, 2004, an increase of $46 million from the prior year. The increase in cash flows was principally due to increased earnings before non-cash items and improved inventory management, partially offset by lower cash flows relating to accounts receivables, increased payments related to the restructuring programs, and higher contributions to the pension trusts.

Accounts Receivable

The decrease in cash flows relating to accounts receivable was partially due to $66 million in reduced cash flows from the company’s securitization arrangements, as detailed in Note 6. Accounts receivable collections have improved, with days sales outstanding declining from 63.6 (as restated) days at June 30, 2003 to 60.5 days at June 30, 2004. Management continues to increase its focus on working capital efficiency.

Inventories

The following is a summary of inventories at June 30, 2004 and December 31, 2003, as well as inventory turns for the first six months of 2004 and 2003, by segment.

	Inventories		Inventory Turns
	June 30, 2004	December 31, 2003 (restated)	Six months ended June 30,
(in millions, except inventory turn data)			2004	2003 (restated)

BioScience	$1,290	$1,378	1.66	1.25
Medication Delivery	605	528	3.83	3.71
Renal	222	198	3.71	3.94

Total	$2,117	$2,104	2.61	2.24

Inventory balances increased slightly from December 31, 2003 to June 30, 2004. Inventory turns are impacted by seasonality in certain of the company’s businesses, and are generally highest in the fourth quarter of the year, and lower earlier in the year, for these businesses. Inventory turns increased in total and for most of the businesses as management continues to focus on working capital efficiency.

Liabilities, Including Restructuring Payments and Contributions to the Pension Trusts

Cash payments associated with restructuring programs increased $53 million in the first half of 2004, as the company continued its 2003 restructuring initiatives and began implementing the 2004 initiatives. The company also contributed $54 million to its pension trusts during the first six months of 2004, versus $11 million in contributions in the prior year period.

Cash flows from discontinued operations

Cash flows relating to discontinued operations increased $25 million during the first six months of 2004, from a $10 million outflow in 2003 to a $15 million inflow in 2004, with the increased cash flow primarily relating to divestiture proceeds. As discussed in Note 4 and above, the company has divested the majority of the discontinued operations and plans to complete the divestiture plan in 2004.

Cash flows from investing activities

Capital Expenditures

Capital expenditures decreased for the six months ended June 30, 2004 by $129 million, from $358 million in 2003 to $229 million in 2004. As discussed in the 2003 Annual Report, management is reducing its level of investments in capital expenditures in 2004 as certain significant long-term projects are completed. Management currently anticipates that the company’s capital expenditures will not exceed $650 million in 2004. Construction in progress also decreased over 10% from December 31, 2003 to June 30, 2004, as major projects were completed and the company placed assets into service.

Acquisitions and Investments In and Advances to Affiliates

Net cash outflows relating to acquisitions and investments in and advances to affiliates decreased by $64 million during the first six months of 2004, from $84 million in 2003 to $20 million in 2004. The current period included outflows relating to the 2003 acquisition of certain assets of Alpha Therapeutic Corporation, which are included in the BioScience segment. The 2003 outflows included the funding of a $50 million loan to Cerus Corporation, a minority investment holding which is included in the BioScience segment. Also included in net cash outflows in 2003 was an $11 million common stock investment in Acambis, Inc., which was divested later in 2003, and an $11 million payment for an icodextrin manufacturing facility in England, which is included in the Renal segment.

Divestitures and Other

Net cash flows relating to divestitures and other totaled $31 million in the first half of 2004, and principally related to the sale of a building and the return of collateral.

Cash flows from financing activities

Debt Issuances, Net of Redemptions and Other Payments of Financing Obligations

Debt issuances, net of redemptions and other payments of financing obligations, decreased $108 million in the first six months of 2004, from $185 million in 2003 to $77 million in 2004. Included in the second quarter 2004 outflows was a $40 million payment to exit one of the company’s cross-currency swap agreements.

Other Financing Activities

Common stock cash dividends increased in 2004 by $15 million due to a higher level of common shares outstanding. Cash received for stock issued under employee benefit plans increased by $43 million principally due to a higher level of stock option exercises and purchases under the company’s employee stock purchase plans. Stock repurchases decreased from 2003 to 2004. In the first six months of 2004 the company paid $18 million to repurchase stock from SIP participants. Refer to Note 10 and Part II, Item 2(e), Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities, of this report for further information regarding the SIP and these repurchases. In the first six months of 2003 the company purchased 3.1 million shares of common stock for $153 million from counterparty financial institutions in conjunction with the settlement of equity forward agreements. Refer to the 2003 Annual Report for further information.

CREDIT FACILITIES, ACCESS TO CAPITAL, AND COMMITMENTS AND CONTINGENCIES

Refer to the 2003 Annual Report for further discussion of the company’s credit facilities, access to capital, and commitments and contingencies.

The company had $760 million of cash and equivalents at June 30, 2004. The company also maintains two revolving credit facilities, which totaled $1.4 billion at June 30, 2004, and which have funding expiration dates through November 2007. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates. The company has never drawn on these facilities. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a minimum interest coverage ratio. At June 30, 2004, as in prior periods, the company was in compliance with all financial covenants. The company’s net-debt-to-capital ratio, as defined below, of 41.8% at June 30, 2004 was well below the credit facilities’ net-debt-to-capital covenant. Similarly, the company’s actual interest coverage ratio of 7.7 to 1 in the second quarter of 2004 was well in excess of the minimum interest coverage ratio covenant. The net-debt-to-capital ratio, which is calculated in accordance with the company’s primary credit agreements, and is not a measure defined by GAAP, is calculated as net debt (short-term and long-term debt and lease obligations, less cash and equivalents) divided by capital (the total of net debt and stockholders’ equity). The net-debt-to-capital ratio at June 30, 2004 and the corresponding covenant in the company’s credit agreements give 70% equity credit to the company’s equity units. Refer to the 2003 Annual Report for a description of the equity units, which were issued in December 2002. The minimum interest coverage ratio is a four-quarter rolling calculation of the total of income from continuing operations before income taxes plus interest expense (before interest income), divided by interest expense (before interest income). Baxter also maintains certain other short-term credit arrangements. The above-mentioned financial statement restatement had no impact on the company’s compliance with the financial covenants in its debt agreements.

The company intends to fund its short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, by issuing additional debt, or by issuing common stock. As of June 30, 2004, the company can issue up to $399 million of securities, including debt, common stock and other securities, under an effective registration statement filed with the Securities and Exchange Commission. The company’s debt ratings at June 30, 2004 were Baa1 by Moody’s, A- by Standard & Poor’s and A- by Fitch on senior debt, and P2 by Moody’s, A2 by Standard & Poor’s and F2 by Fitch on short-term debt. The outlooks were stable by Moody’s, and negative by Standard & Poor’s and Fitch. In July 2004 Standard & Poor’s changed its outlook to negative credit watch. The 2004 downgrades and any future downgrades of Baxter’s credit ratings unfavorably impact the financing costs associated with the company’s credit arrangements and future debt issuances. Certain specified downgrades, if they occur in the future, would also require the company to post additional collateral pursuant to certain of its arrangements. However, any future downgrades would not affect the company’s ability to draw on its credit facilities, and would result in an acceleration of the scheduled maturities of any of the company’s outstanding debt.

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

See “Part II – Item 1. Legal Proceedings” for a discussion of the company’s legal contingencies. Upon resolution of any of these uncertainties, the company may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the company’s net income or cash flows in the period in which it is recorded or paid, based on the advise of counsel, management believes that any outcome of these actions, individually or in the aggregate, will not have a material adverse effect on the company’s consolidated financial position.

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

Currency Risk

For a more complete discussion, refer to the caption “Financial Instrument Market Risk” in the company’s 2003 Annual Report. As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange financial instruments relating to hypothetical and reasonably possible near-term movements in currency exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange forward and option contracts outstanding at June 30, 2004, while not predictive in nature, indicated that if the United States Dollar uniformly fluctuated unfavorably by 10% against all currencies, the net liability balance (net of tax) of $66 million with respect to those contracts would increase by approximately $121 million.

With respect to the company’s cross-currency swap agreements used to hedge the net assets of certain consolidated foreign affiliates, if the United States Dollar uniformly weakened by 10%, the net liability balance (net of tax) of $608 million with respect to those contracts would increase by approximately $255 million. Any increase or decrease in the fair value of cross-currency swap agreements relating to changes in spot currency exchange rates is completely offset by the change in the value of the designated hedged net assets. During the second quarter of 2004, the company exited one of its cross-currency swap agreements and made a payment of $40 million. At June 30, 2004 approximately 75% of the net investment hedges have contractual maturity dates beyond one year in the future (with over 80% of these long-term contracts having maturity dates in 2007 and beyond).

The sensitivity analysis model calculates the fair value of the foreign currency forward, option and swap contracts outstanding at June 30, 2004 by replacing the actual exchange rates at June 30, 2004 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

The company has restated its previously issued financial results for the years 2001 through 2003, and for the first quarter of 2004. This restatement was primarily the result of the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during this period. Senior management became aware of these issues in 2004 through the reporting procedures established under Baxter’s Global Business Practice Standards. Upon becoming aware of the issues in Brazil, senior management, with the assistance of the company’s internal audit team, conducted a preliminary investigation. This preliminary investigation was followed by a more comprehensive investigation by the Audit Committee of Baxter’s Board of Directors, with the assistance of independent legal counsel and forensic and other accountants. Refer to Note 2 to the consolidated financial statements for further information regarding this restatement.

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

The changes to internal control over financial reporting described above were implemented in the third quarter of 2004 or are in the process of being implemented. There has been no change in Baxter’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2004 and 2003 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2004, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of income, cash flows and stockholders’ equity for the year then ended (not presented herein), and in our report dated February 20, 2004, except for Note 1A which is as of August 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As described in Note 2, the Company has restated its previously issued consolidated financial statements.

/s/ PricewaterhouseCoopersLLP

PricewaterhouseCoopers LLP

Chicago, Illinois

August 9, 2004

PART II. OTHER INFORMATION

Baxter International Inc. and Subsidiaries

Item 1.	Legal Proceedings.

Baxter International Inc. (Baxter International) and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings, including product liability claims involving products now or formerly manufactured or sold by the company or by companies that were acquired by the company. The most significant of these are reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2003 and below, and material developments for the quarter ended June 30, 2004 are described below. These cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case and claim, the jurisdiction in which each suit is brought, and differences in applicable law. Baxter has established reserves in accordance with generally accepted accounting principles for certain of the matters discussed below. For these matters, there is a possibility that resolution of the matters could result in an additional loss in excess of presently established reserves. Also, there is a possibility that resolution of certain of the company’s legal contingencies for which there is no reserve could result in a loss. Management is not able to estimate the amount of such loss or additional loss (or range of loss or additional loss). However, management believes that, while such a future charge could have a material adverse impact on the company’s net income and net cash flows in the period in which it is recorded or paid, no such charge would have a material adverse effect on Baxter’s consolidated financial position.

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

As of June 30, 2004, Baxter International, together with certain of its subsidiaries, was named as a defendant or co-defendant in 76 lawsuits relating to mammary implants, brought by approximately 159 plaintiffs, of which 129 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, eleven currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately ten of the pending lawsuits against the company. Additionally, 61 plaintiffs have opted out of the Revised Settlement (representing approximately 48 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of June 30, 2004, 31 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the second quarter of 2004, Baxter obtained dismissals, or agreements for dismissals, with respect to 27 plaintiffs.

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

On March 31, 2000, the United States Department of Justice filed an action in the federal district court in Birmingham, Alabama against Baxter and other manufacturers of breast implants, as well as the escrow agent for the revised settlement fund, seeking reimbursement under various federal statutes for medical care provided to various women with mammary implants. On September 26, 2001 the district court granted the motion of all defendants, including Baxter, to dismiss the action. The federal government appealed the dismissal and on September 15, 2003 the Eleventh Circuit Court of Appeals reversed the order of dismissal and remanded the case to the district court. The defendants, including Baxter, filed a petition for a writ of certiorari in the United States Supreme Court, which petition was denied in June 2004.

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

As of June 30, 2004, Baxter was named in 24 lawsuits and 140 claims in the United States, Ireland, Italy, Japan and France. The U.S.D.C. for the Northern District of Illinois has approved a settlement of U.S. federal court factor concentrate cases. As of June 30, 2004, approximately 6,246 claimant groups had been found eligible to participate in the settlement. Approximately 6,243 of the claimant groups had received payments as of June 30, 2004. In addition, the company and other manufacturers have been named as defendants in two purported class actions pending in the U.S.D.C. for the Northern District of Illinois on behalf of claimants, who are primarily non-U.S. residents, seeking unspecified damages for HIV and/or Hepatitis C infections.

In addition, Immuno International AG (Immuno), acquired by Baxter in 1996, has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV and/or Hepatitis C by factor concentrates. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. Pursuant to the stock purchase agreement between the company and Immuno, as revised in April 1999, approximately 26 million Swiss Francs, which is the equivalent of approximately $20 million based on the exchange rate as of June 30, 2004, of the purchase price is being withheld to cover these contingent liabilities.

As previously reported in the company’s Annual Report on Form 10-K, Baxter is currently a defendant in a number of claims and lawsuits brought by individuals who infused the company’s Gammagard IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard IVIG. As of June 30, 2004, Baxter was a defendant in nine lawsuits and five claims in the United States, France, Denmark, Italy, Germany and Spain. One class action in the United States has been certified. In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used Gammagard IVIG between January 1993 and February 1994.

Other

In July 2003, Baxter International received a request from the Midwest Regional Office of the Securities and Exchange Commission for the voluntary production of documents and information concerning revisions to the company’s growth and earnings forecasts for 2003. The company has also been requested to voluntarily provide information as to the events in connection with the restatement of its financial statements, previously announced on July 22, 2004. The company is cooperating fully with the SEC.

In August 2002, six purported class action lawsuits were filed in the U.S.D.C. for the Northern District of Illinois naming Baxter International and its Chief Executive Officer and Chief Financial Officer as defendants. These lawsuits, which were consolidated and sought recovery of unspecified damages, alleged that the defendants violated the federal securities laws by making misleading statements that allegedly caused Baxter International common stock to trade at inflated levels. In December 2002, plaintiffs filed their consolidated amended class action complaint which named nine additional Baxter officers as defendants. In July 2003, the U.S.D.C. for the Northern District of Illinois dismissed in its entirety the consolidated amended class action complaint. In July 2004, the Seventh Circuit Court of Appeals reversed the order of dismissal and remanded the case to the District Court.

In July 2004, a purported class action lawsuit was filed in the U.S.D.C. for the Northern District of Illinois, in connection with the previously disclosed restatement, naming Baxter International and its current Chief Executive Officer and Chief Financial Officer and their predecessors as defendants. The lawsuit, which seeks recovery of unspecified damages, alleges that the defendants violated the federal securities laws by making false and misleading statements regarding the company’s financial results, which allegedly caused Baxter International common stock to trade at inflated levels during the period between April 2001 and July 2004. The company believes it may be subject to additional class action litigation and regulatory proceedings in connection with the events preceding the restatement.

Baxter International and certain of its subsidiaries are defendants in one civil lawsuit seeking unspecified damages on behalf of a person who allegedly was injured as a result of exposure to Baxter’s Althane series dialyzers, as well as a separate civil lawsuit seeking unspecified damages brought by the former distributor of Althane series dialyzers in Croatia. The company has reached settlements with a number of the families of patients who died in Spain, Sweden, Croatia and the United States after undergoing hemodialysis on Baxter Althane series dialyzers. The U.S. Government is investigating the matter and Baxter has received a subpoena to provide documents. Other lawsuits and claims may be filed in the United States and elsewhere.

As of June 30, 2004, Baxter International and certain of its subsidiaries have been named as defendants, along with others, in seventeen lawsuits brought in various state and U.S. federal courts which allege that Baxter and other defendants reported artificially inflated average wholesale prices for Medicare and Medicaid eligible drugs. These cases have been brought by private parties on behalf of various purported classes of purchasers of Medicare and Medicaid eligible drugs, as well as by state attorneys general. As further explained below, all but five of these cases have been consolidated and are currently pending in the U.S.D.C. for the District of Massachusetts for pretrial case management under Multi District Litigation rules. Claimants seek unspecified damages and declaratory and injunctive relief under various state and/or federal statutes. In May 2003, the U.S.D.C. for the District of Massachusetts granted in part defendants’ motion to dismiss the consolidated amended complaint. Plaintiffs filed an amended master consolidated class action complaint and the defendants, including Baxter, moved to dismiss the complaint. In February 2004, the court granted in part and denied in part defendants’ motion to dismiss. The lawsuits against Baxter include five lawsuits brought by state attorneys general, which allege that prices for Medicare and Medicaid eligible drugs were artificially inflated and seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution. Specifically, in January 2002, the Attorney General of Nevada filed a civil suit in the Second Judicial District Court of Washoe County, Nevada. In February 2002, the Attorney General of Montana filed a civil suit in the First Judicial District Court of Lewis and Clark County, Montana. In June 2003, the U.S.D.C. for the District of Massachusetts remanded the Nevada case to Washoe County, Nevada and denied plaintiffs’ motion to remand the Montana case. In January 2004, the District Court remanded another case filed in state court to the Superior Court of Maricopa County, Arizona. In March 2004, the Attorney General of Pennsylvania filed a civil suit in the Commonwealth Court of Pennsylvania. In May 2004, the Attorney General of Texas filed a civil suit in the District Court of Travis County, Texas. In June 2004, the Attorney General of Wisconsin filed a civil suit in the Circuit Court of Dane County, Wisconsin. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement.

As of June 30, 2004, Baxter International and certain of its subsidiaries have been served as defendants, along with others, in 151 lawsuits filed in various state and U.S. federal courts, one of which is a purported class action, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or other attention deficit disorders as a result of exposure to vaccines for childhood diseases containing Thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as others. As of June 30, 2004, four suits have been dismissed based on the application of the National Vaccine Injury Compensation Act. Additional Thimerosal cases may be filed in the future against Baxter and companies that marketed Thimerosal-containing products.

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance’s businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of June 30, 2004, the company was named as a defendant in 37 lawsuits.

In addition to the cases discussed above, Baxter is a defendant in a number of other claims, investigations and lawsuits. Based on the advice of counsel, management does not believe that, individually or in the aggregate, these other claims, investigations and lawsuits will have a material adverse effect on the company’s results of operations, cash flows or consolidated financial position.

Item 2(e).	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table includes information about the company’s common stock repurchases during the second quarter of 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2004 through April 30, 2004	197,400	$31.57	—
May 1, 2004 through May 31, 2004	—	—	—
June 1, 2004 through June 30, 2004	—	—	—

Total	197,400	$31.57	—	$243,000,000

(1)	There were no share repurchases during the quarter pursuant to the company’s publicly announced repurchase program (see Note 2 below). The shares were repurchased from Shared Investment Plan participants in private transactions, and the price paid per share reported above includes settlements of the company’s risk-sharing obligation, totaling $49,000 in the aggregate. Refer to Note 10 to the consolidated financial statements for further information regarding the Shared Investment Plan.

(2)	In October 2002 the board of directors authorized the company to repurchase up to $500 million of its stock on the open market, of which $257 million (5,114,570 shares) has been repurchased to date. This program was announced in the company’s third quarter 2002 Form 10-Q, which was filed on November 12, 2002. As of June 30, 2004, $243 million has not yet been repurchased. The program does not have an expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders.

The company’s annual meeting of stockholders was held on May 4, 2004, for the purpose of electing directors, ratifying the appointment of PricewaterhouseCoopers LLP as independent auditors and voting on the stockholder proposal listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. Each of management’s nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below.

NAME	IN FAVOR	ABSTAINED/WITHHELD
John D. Forsyth	516,750,979	7,662,109
Gail D. Fosler	467,978,764	56,434,324
Carole J. Uhrich	516,682,633	7,730,455

The results of the other matters voted upon at the annual meeting are as follows:

PROPOSAL	IN FAVOR	AGAINST	ABSTAINED	BROKER NON-VOTES
The appointment of PricewaterhouseCoopers LLP as independent auditors for the company in 2004 was approved.	453,402,622	67,887,366	3,123,100	-0-
The stockholder proposal relating to cumulative voting in the election of directors was not approved.	146,921,137	240,275,662	58,019,559	79,196,730

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)	Reports on Form 8-K

On June 21, 2004, Baxter International furnished a current report on Form 8-K under Item 9, “Regulation FD Disclosure,” attaching a press release announcing the election of John Greisch as Senior Vice President and Chief Financial Officer of the company.

On April 22, 2004, Baxter International furnished a current report on Form 8-K under Item 12, “Results of Operations and Financial Condition,” attaching a press release reporting financial results for the first quarter of 2004 and providing an update on restructuring measures.

On April 19, 2004, Baxter International filed a current report on Form 8-K under Item 5, “Other Events and Regulation FD Disclosure,” attaching a press release announcing the election of Robert L. Parkinson, Jr. as Chairman and Chief Executive Officer of the company, effective April 26, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC. (Registrant)

Date: August 6, 2004	By:	/s/ JOHN J. GREISCH
John J. Greisch
Senior Vice President and Chief Financial Officer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Number	Description of Exhibit

10.31A	Amendment No. 1 to Baxter International Inc. Non-Employee Director Compensation Plan

10.36	Separation Agreement with Harry M. Jansen Kraemer, Jr. dated June 30, 2004

15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350