Form 10-Q
period 2004-09-30
BAXTER INTERNATIONAL INC
filed 2004-11-04
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒    No ☐

The number of shares of the registrant’s Common Stock, par value $1.00 per share,

outstanding as of October 31, 2004 was 616,448,448 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$2,320	$2,216	$6,908	$6,373
Cost and expenses
Cost of goods sold	1,357	1,247	4,113	3,555
Marketing and administrative expenses	462	440	1,460	1,320
Research and development expenses	124	137	389	412
Restructuring charges	—	—	543	337
Net interest expense	20	25	66	71
Other expense, net	11	6	74	46

Total costs and expenses	1,974	1,855	6,645	5,741

Income from continuing operations before income taxes and cumulative effect of accounting changes	346	361	263	632
Income tax expense (benefit)	87	86	(14)	96

Income before cumulative effect of accounting changes	259	275	277	536
Discontinued operations	17	(5)	5	(17)

Income from continuing operations before cumulative effect of accounting changes	276	270	282	519
Cumulative effect of accounting changes, net of income tax benefit of $5	—	(17)	—	(17)

Net income	$ 276	$ 253	$ 282	$ 502

Earnings per basic common share
Continuing operations	$ 0.42	$ 0.47	$ 0.45	$ 0.90
Discontinued operations	0.03	(0.01)	0.01	(0.02)
Cumulative effect of accounting changes	—	(0.03)	—	(0.03)

Net income	$ 0.45	$ 0.43	$ 0.46	$ 0.85

Earnings per diluted common share
Continuing operations	$ 0.42	$ 0.46	$ 0.45	$ 0.89
Discontinued operations	0.03	(0.01)	0.01	(0.03)
Cumulative effect of accounting changes	—	(0.03)	—	(0.03)

Net income	$ 0.45	$ 0.42	$ 0.46	$ 0.83

Weighted average number of common shares outstanding
Basic	615	589	613	595

Diluted	619	592	617	604

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		September 30, 2004	December 31, 2003
Current assets	Cash and equivalents	$ 822	$ 925
	Accounts and other current receivables	2,108	1,914
	Inventories	2,106	2,104
	Short-term deferred income taxes	405	140
	Prepaid expenses and other	282	277

	Total current assets	5,723	5,360

Property, plant	At cost	7,840	7,791
and equipment	Accumulated depreciation and amortization	(3,494)	(3,199)

	Net property, plant and equipment	4,346	4,592

Other assets	Goodwill	1,640	1,648
	Other intangible assets	572	611
	Other	1,488	1,498

	Total other assets	3,700	3,757

Total assets		$13,769	$13,709

Current liabilities	Short-term debt	$ 178	$ 153
	Accounts payable and accrued liabilities	2,800	3,107
	Income taxes payable	648	538

	Total current liabilities	3,626	3,798

Long-term debt and lease obligations		4,411	4,421

Other long-term liabilities		2,046	2,216

Commitments and contingencies
Stockholders’ equity	Common stock, $1 par value, authorized 2,000,000,000 shares, 648,417,007 issued in 2004 and 648,574,109 in 2003	648	649
	Common stock in treasury, at cost, 32,539,304 shares in 2004 and 37,273,424 shares in 2003	(1,613)	(1,863)
	Additional contributed capital	3,630	3,773
	Retained earnings	2,427	2,145
	Accumulated other comprehensive loss	(1,406)	(1,430)

	Total stockholders’ equity	3,686	3,274

	Total liabilities and stockholders’ equity	$13,769	$13,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

(brackets denote cash outflows)

		Nine months ended September 30,
		2004	2003
Cash flows from	Income from continuing operations	$277	$536
operations	Adjustments
	Depreciation and amortization	445	400
	Deferred income taxes	(238)	(135)
	Restructuring charges	543	337
	Other	151	34
	Changes in balance sheet items
	Accounts receivable	(155)	16
	Inventories	(44)	(233)
	Accounts payable and accrued liabilities	(175)	(160)
	Restructuring payments	(136)	(38)
	Contributions to pension trusts	(95)	(11)
	Other	(44)	(76)

	Cash flows from continuing operations	529	670
	Cash flows from discontinued operations	17	5

	Cash flows from operations	546	675

Cash flows from	Capital expenditures	(363)	(564)
investing activities	Acquisitions (net of cash received) and investments in and advances to affiliates	(20)	(106)
	Divestitures and other	31	—

	Cash flows from investing activities	(352)	(670)

Cash flows from	Issuances of debt	519	654
financing activities	Redemptions of financing obligations	(596)	(1,001)
	Increase in debt with maturities of three months or less, net	64	335
	Common stock cash dividends	(361)	(346)
	Proceeds from stock issued under employee benefit plans	108	60
	Issuance of stock	—	644
	Purchases of treasury stock	(18)	(714)

	Cash flows from financing activities	(284)	(368)

Effect of currency exchange rate changes on cash and equivalents		(13)	24

Decrease in cash and equivalents		(103)	(339)
Cash and equivalents at beginning of period		925	1,169

Cash and equivalents at end of period		$822	$830

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Form 10-K/A for the year ended December 31, 2003.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature (refer to Note 2 for certain special charges recorded during the second quarter of 2004). The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2004	2003	2004	2003
Net income, as reported	$276	$253	$282	$502
Add:
Stock-based employee compensation expense included in reported net income, net of tax	1	1	13	1
Deduct:
Total stock-based employee compensation expense determined under the fair value method, net of tax	(19)	(35)	(79)	(120)

Pro forma net income	$258	$219	$216	$383

Earnings per basic share
As reported	$0.45	$0.43	$0.46	$0.85
Pro forma	$0.42	$0.38	$0.35	$0.65

Earnings per diluted share
As reported	$0.45	$0.42	$0.46	$0.83
Pro forma	$0.42	$0.37	$0.35	$0.64

Changes in accounting principles

Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), was adopted July 1, 2003. Refer to the company’s 2003 Form 10-K/A for further information. In December 2003 the FASB revised and reissued FIN 46 (FIN 46-R). The provisions of FIN 46-R were required to be adopted no later than March 31, 2004. Baxter adopted FIN 46-R on March 31, 2004, and adoption of the revised standard did not have a material impact on the company’s consolidated financial statements.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

Net interest expense consisted of the following.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Interest expense	$ 29	$33	$ 87	$94
Interest income	(9)	(7)	(21)	(21)

Net interest expense	$ 20	$26	$ 66	$73

Continuing operations	$ 20	$25	$ 66	$71
Discontinued operations	$—	$ 1	$—	$ 2

Other income and expense

Other income and expense typically includes amounts relating to fluctuations in currency exchange rates, minority interests, income and losses relating to equity method investments, divestiture gains and asset impairment charges.

The increase in other expense for the three months ended September 30, 2004 principally related to foreign currency fluctuations. The increase in other expense for the nine months ended September 30, 2004 principally related to foreign currency fluctuations and lower equity method income. Equity method income was lower in 2004 because Baxter divested its equity method investment in Acambis, Inc. in late 2003.

In addition, asset impairment charges totaled $18 million and $13 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The charges related to investments whose declines in value were deemed to be other than temporary, with the investments written down to estimated fair value, as determined by reference to quoted market values, where available (see below for more information regarding the second quarter 2004 special charge). Other expense for the year-to-date period ended September 30, 2004 also included a charge relating to the application of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), to the company’s guarantee of the Shared Investment Plan loans, as further discussed in Note 9. Included in other expense in the year-to-date period ended September 30, 2003 were $11 million in costs associated with the redemption of the company’s convertible bonds.

Comprehensive income

Total comprehensive income was $352 million and $306 million for the three and nine months ended September 30, 2004, respectively, and $257 million and $539 million for the three and nine months ended September 30, 2003, respectively. The increase in comprehensive income during the quarter was principally related to favorable currency translation adjustments and higher net income. The decrease in comprehensive income during the year-to-date period was principally related to unfavorable currency translation adjustments and lower net income, partially offset by changes in the value of the company’s net investment and foreign currency cash flow hedges.

Earnings per share

The numerator for both basic and diluted EPS is net earnings available to common shareholders. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding employee stock options, employee stock purchase subscriptions and the purchase contracts in the company’s equity units is reflected in the denominator for diluted EPS by application of the treasury stock method under SFAS No. 128, “Earnings per Share.” Prior to the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” on July 1, 2003, the dilutive effect of equity forward agreements was reflected in the denominator for diluted EPS by application of the reverse treasury stock method. Refer to the 2003 Form 10-K/A for additional information regarding the company’s equity units (which did not have a dilutive effect in either 2004 or 2003), as well as the equity forward agreements (which were terminated during the third quarter of 2003). The following is a reconciliation of the shares (denominator) of the basic and diluted per-share computations.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Basic shares	615	589	613	595
Effect of dilutive securities
Employee stock options	3	1	3	1
Equity forward agreements	—	—	—	7
Employee stock purchase plans	1	2	1	1

Diluted shares	619	592	617	604

Inventories

Inventories consisted of the following.

(in millions)	September 30, 2004	December 31, 2003
Raw materials	$ 460	$ 568
Work in process	813	731
Finished products	833	805

Total inventories	$2,106	$2,104

Goodwill

Goodwill was $871 million, $602 million and $167 million for the Medication Delivery, BioScience and Renal segments, respectively, at September 30, 2004. Goodwill was $872 million, $605 million and $171 million for the Medication Delivery, BioScience and Renal segments, respectively, at December 31, 2003. The change in the goodwill balance for each segment principally related to fluctuations in currency exchange rates.

Other intangible assets

The following is a summary of the company’s intangible assets subject to amortization at September 30, 2004 and December 31, 2003. Intangible assets with indefinite useful lives are not material to the company.

(in millions, except amortization period data)	Developed technology, including patents	Manufacturing, distribution and other contracts	Other	Total
September 30, 2004
Gross intangible assets	$804	$46	$72	$922
Accumulated amortization	308	28	21	357

Net intangible assets	$496	$18	$51	$565

Weighted-average amortization period (in years)	15	8	20	15

December 31, 2003
Gross intangible assets	$802	$39	$74	$915
Accumulated amortization	279	14	18	311

Net intangible assets	$523	$25	$56	$604

Weighted-average amortization period (in years)	15	9	20	15

The amortization expense for these intangible assets was $16 million and $11 million for the three months ended September 30, 2004 and 2003, respectively, and $48 million and $38 million for the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004, the anticipated annual amortization expense for these intangible assets is $67 million, $60 million, $56 million, $45 million, $41 million and $39 million in 2004, 2005, 2006, 2007, 2008 and 2009, respectively.

Product warranties

The following is a summary of activity in the product warranty liability.

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(in millions)	2004	2003	2004	2003
Beginning of period	$52	$52	$53	$53
New warranties and adjustments to existing warranties	6	7	16	20
Payments in cash or in kind	(6)	(8)	(17)	(22)

End of period	$52	$51	$52	$51

Second quarter 2004 special charges

Financial results for the nine-month period ended September 30, 2004 include several special charges recorded during the second quarter, in addition to the restructuring charge discussed in Note 4. These special charges, as summarized below, reduced pre-tax income from continuing operations by $115 million, and reduced net income for the nine months ended September 30, 2004 by $20 million or $0.03 per diluted share. By line item, cost of goods sold increased $45 million, marketing and administrative expenses increased $55 million, other expense, net increased $15 million, and income tax expense decreased $95 million.

Accounts and other receivable reserves

The company established a reserve due to the uncertain collectibility of a loan from Cerus Corporation (Cerus). This reserve was determined based on Cerus’ current financial position. Also, based on the lengthening age of accounts receivables and more current market data in certain markets, the company increased the allowance for doubtful accounts. In addition, certain Shared Investment Plan participants defaulted on their loans, which were due and payable in May 2004, requiring the company to make payments to the bank under its guarantee arrangement. Refer to Note 9 for further information regarding the Shared Investment Plan. While the company has not forgiven any of these loans and is pursuing repayment of the defaulted amounts, a reserve was recorded for potential losses, representing the amount that the company paid to the bank under the loan guarantee as a result of the defaulted loans. These adjustments, which were recorded in marketing and administrative expenses, totaled $55 million.

Inventories

Based upon second quarter 2004 restructuring decisions in the Bioscience segment, which will reduce inventory production in an effort to focus on more profitable sales in the plasma market, the company expects that future sales in this market will be less than previously expected. As a result, the company increased inventory reserves (a charge to cost of goods sold) by $28 million.

Hedges

As discussed in the 2003 Form 10-K/A, the company uses forwards to hedge the risk to earnings relating to anticipated intercompany sales denominated in foreign currencies (cash flow hedges). Based on a second quarter 2004 analysis, intercompany sales from the United States to Europe (denominated in Euros) are expected to be lower than originally projected. In particular, due to the strong European sales launch of ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, the company’s advanced recombinant therapy (which is manufactured in Europe), the second quarter 2004 forecasts of intercompany sales of Recombinate Antihemophilic Factor (rAHF) from the United States into Europe had been reduced. Because it was probable that these originally forecasted sales would no longer occur, the related deferred hedge loss was recorded as a $17 million charge to cost of goods sold.

Pathogen Inactivation program assets

As a result of lower than expected sales from the company’s Pathogen Inactivation programs, strategic decisions announced in the second quarter of 2004 by Cerus, along with an assessment of future market potential for these products, the company performed an impairment review of its fixed assets in this program and recorded a $15 million impairment charge, which was classified as other expense.

Income taxes

The income tax benefit relating to the above-mentioned charges totaled $40 million. In addition, as a result of the completion of tax audits in the second quarter of 2004, $55 million of reserves for matters previously under review were reversed into income in the quarter.

3. DISCONTINUED OPERATIONS

During the fourth quarter of 2002, the company recorded a $294 million pre-tax charge ($229 million on an after-tax basis) principally associated with management’s decision to divest the majority of the services businesses included in the Renal segment. Refer to the 2003 Form 10-K/A for further information.

During 2003, the company sold RMS Lifeline, Inc. and RMS Disease Management, Inc. and the Medication Delivery segment’s offsite pharmacy admixture products and services business, and closed or had under contract the majority of transactions in connection with the divestiture of the Renal Therapy Services centers. Management expects the divestiture plan to be completed during 2004.

Net revenues relating to the discontinued businesses were $2 million and $42 million for the three months ended September 30, 2004 and 2003, respectively, and $22 million and $142 million for the nine months ended September 30, 2004 and 2003, respectively. During 2004, discontinued operations generated income of $17 million and $5 million for the three- and nine-month periods ended September 30, respectively (net of tax benefits of $24 million and $28 million, respectively). The income was principally related to tax and other adjustments, as the company completes divestitures. During 2003, discontinued operations generated losses of $5 million and $17 million for the three- and nine-month periods ended September 30, respectively (net of tax benefits of $3 million and $6 million, respectively).

Included in the pre-tax charge was $269 million pertaining to asset impairments, principally relating to goodwill and property and equipment. Also included in the charge was $25 million for cash costs, principally relating to severance and other employee-related costs associated with the elimination of approximately 75 positions, as well as legal and contractual commitment costs. Approximately $2 million of the reserve for cash costs was utilized during 2004. The remaining reserve is insignificant and is expected to be substantially utilized in 2004.

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

These actions include the elimination of over 4,000 positions, or 8% of the global workforce, as management reorganizes and streamlines the company. Approximately 50% of the positions being eliminated are in the United States. Approximately three quarters of the estimated savings impact general and administrative expenses, with the remainder primarily impacting cost of sales. The eliminations impact all three of the company’s segments, along with the corporate headquarters and functions. Baxter is also further reducing plasma production and closing additional plasma collection centers. In addition, the company is exiting certain other facilities and activities. As a result, management recorded a restructuring charge in the second quarter of 2004 totaling $543 million ($394 million, or $0.64 per diluted share, on an after-tax basis), principally for severance and costs associated with the closing of facilities and the exiting of contracts.

Included in the 2004 pre-tax charge was $196 million relating to asset impairments, almost all of which was to write down property, plant and equipment (PP&E), based on market data for the assets. Also included in the 2004 pre-tax charge was $347 million for cash costs, principally pertaining to severance and other employee-related costs. Approximately one third of the targeted positions have been eliminated as of September 30, 2004.

Second quarter 2003 restructuring charge

During the second quarter of 2003, the company recorded a $337 million restructuring charge ($202 million, or $0.33 per diluted share, on an after-tax basis) principally associated with management’s decision to close certain facilities and reduce headcount on a global basis. Management decided to take these actions in order to position the company more competitively and to enhance profitability. The company has closed 26 plasma collection centers across the United States, as well as a plasma fractionation facility located in Rochester, Michigan. In addition, the company has consolidated and integrated several facilities, including facilities in Maryland; Frankfurt, Germany; Issoire, France; and Mirandola, Italy. Management discontinued Baxter’s recombinant hemoglobin protein program because it did not meet expected clinical milestones. Also included in the charge were costs related to other reductions in the company’s workforce.

Included in the 2003 pre-tax charge was $128 million relating to asset impairments, principally to write down PP&E, and goodwill and other intangible assets. The impairment loss relating to the PP&E was based on market data for the assets. The impairment loss relating to goodwill and other intangible assets was based on management’s assessment of the value of the related businesses. Also included in the 2003 pre-tax charge was $209 million for cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of approximately 3,200 positions worldwide. Virtually all of the targeted positions have been eliminated as of September 30, 2004, and the program is substantially complete, except for remaining severance and other cash payments to be made in the future.

Restructuring reserves

The following summarizes activity in the company’s restructuring reserves for cash costs for the nine-month period ended September 30, 2004.

(in millions)	Employee- related costs	Contractual and other costs	Total
2003 Restructuring Charge
Reserve at December 31, 2003	$ 97	$ 43	$140
Utilization	(25)	(12)	(37)

Reserve at March 31, 2004	$ 72	$ 31	$103
Utilization	(19)	(1)	(20)

Reserve at June 30, 2004	$ 53	$ 30	$ 83
Utilization	(23)	(3)	(26)

Reserve at September 30, 2004	$ 30	$ 27	$ 57

2004 Restructuring Charge
Charge	$212	$135	$347
Utilization	(4)	—	(4)

Reserve at June 30, 2004	$208	$135	$343
Utilization	(29)	(18)	(47)

Reserve at September 30, 2004	$179	$117	$296

With respect to the 2003 restructuring charge, the majority of the severance and other costs are expected to be paid in 2004. With respect to the 2004 restructuring charge, approximately $50 million is expected to be paid during the remainder of 2004, approximately $150 million in 2005, and the remainder in 2006.

5. SECURITIZATIONS

Where economical, the company has entered into agreements with various financial institutions in which undivided interest in certain pools of receivables are sold. Refer to the 2003 Form 10-K/A for further information regarding these arrangements. There have been no material changes in the company’s accounting policies with respect to its securitization arrangements. The key assumptions used in measuring the fair values of the retained interests are substantially unchanged from those disclosed in the 2003 Form 10-K/A.

Baxter’s securitization arrangements resulted in net cash outflows of $84 million and $274 million for the three and nine months ended September 30, 2004, respectively, and generated net cash inflows of $10 million and net cash outflows of $44 million for the three and nine months ended September 30, 2003, respectively.

A summary of the activity for these securitization arrangements is as follows.

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Sold receivables at beginning of period	$ 547	$ 644	$742	$721
Proceeds from sales of receivables	307	458	1,000	1,334
Cash collections (remitted to the owners of the receivables)	(391)	(448)	(1,274)	(1,378)
Effect of currency exchange rate changes	(1)	7	(6)	(16)

Sold receivables at end of period	$ 462	$ 661	$462	$661

6. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net pension and other postretirement benefits cost

The following is a summary of net expense relating to the company’s pension and other postretirement benefit plans.

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Pension benefits
Service cost	$ 19	$ 18	$ 59	$ 51
Interest cost	38	38	114	104
Expected return on assets	(47)	(48)	(141)	(134)
Amortization of net loss, prior service cost and transition obligation	16	6	47	18

Net periodic pension benefit cost	$ 26	$ 14	$ 79	$ 39

Other benefits
Service cost	$ 3	$ 2	$ 7	$ 6
Interest cost	7	7	22	21
Amortization of net loss and prior service cost	2	2	7	4

Net periodic other benefit cost	$ 12	$ 11	$ 36	$ 31

Medicare Prescription Drug, Improvement and Modernization Act

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare (Part D). Detailed final regulations necessary to implement the Act have not yet been issued. The effects of the Act are not recognized in the company’s net expense and benefit obligation as management is not yet able to determine whether the company’s benefits are actuarially equivalent to Medicare (Part D). However, based on preliminary analyses, management has determined that any impact of the Act on the company’s consolidated financial statements will not be material.

7. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

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

Certain items are maintained at corporate headquarters (Corporate) and are not allocated to the segments. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, corporate headquarters costs, certain non-strategic investments and related income and expense, certain nonrecurring gains and losses, certain special charges (such as in-process research and development and restructuring), deferred income taxes, certain foreign currency fluctuations, certain employee benefit costs, the majority of foreign currency and interest rate hedging activities, and certain litigation liabilities and related insurance receivables.

Financial information for the company’s segments for the quarter and year-to-date period ended September 30 is as follows.

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales
Medication Delivery	$ 986	$ 945	$2,918	$2,730
BioScience	849	820	2,552	2,333
Renal	485	451	1,438	1,310

Total	$2,320	$2,216	$6,908	$6,373

Pre-tax income from continuing operations
Medication Delivery	$ 191	$ 184	$524	$480
BioScience	181	161	440	460
Renal	87	81	259	226
Other	(113)	(65)	(960)	(534)

Total	$ 346	$ 361	$263	$632

The following is a reconciliation of segment pre-tax income to income from continuing operations before income taxes per the consolidated income statements.

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Total pre-tax income from segments	$459	$426	$1,223	$1,166
Unallocated amounts
Interest expense, net	(20)	(25)	(66)	(71)
Restructuring charge	—	—	(543)	(337)
Certain currency exchange rate fluctuations and hedging activities	(21)	(16)	(91)	(49)
Other corporate items	(72)	(24)	(260)	(77)

Income from continuing operations before income taxes and cumulative effect of accounting changes	$346	$361	$263	$632

9. SHARED INVESTMENT PLAN

As discussed in the 2003 Form 10-K/A, in order to align management and shareholder interests, in 1999 the company sold 6.1 million shares of the company’s stock to 142 of Baxter’s senior managers for $198 million in cash. The participants used five-year full-recourse personal bank loans to purchase the stock at the May 3, 1999 closing price (adjusted for the company’s stock split) of $31.81. Baxter guaranteed repayment to the banks in the event a participant in the plan defaulted on his or her obligations, which were due on May 6, 2004. The plan also included certain risk-sharing provisions, which terminated on May 6, 2004. The company was entitled to 50% of any gain relating to stock sold on or before May 3, 2002. For stock sold after May 3, 2002 and through May 6, 2004, the company shared 50% in any loss incurred by the participants relating to a stock price decline.

In May 2003, management announced that, in order to continue to align management and shareholder interests and to balance both the short- and long-term needs of Baxter, the board of directors authorized the company to provide a new three-year guarantee at the May 6, 2004 loan due date for the non-executive officer employees who remain in the plan, should they elect to extend their loans. As noted above, as of May 6, 2004, the 50% risk-sharing provision included in the original plan terminated. The amount under the company’s loan guarantee at September 30, 2004 relating to the 70 eligible employees who have extended their loans was $95 million. In accordance with FIN 45 (which was effective for guarantees issued or modified after December 31, 2002), the company has recorded a $5 million liability for the fair value of these guarantees. As with the guarantee issued in 1999, the company may take actions relating to participants and their assets to obtain full reimbursement for any amounts the company pays to the banks pursuant to the loan guarantee.

With respect to the participants who were either not eligible or did not elect to extend their loans on the May 6, 2004 due date, the majority paid their principal and interest obligations in full. However, seven participants did not pay their principal and interest obligations in full on the due date. While the company has not forgiven any of these loans, a reserve of $10 million, which represented the amount that the company paid to the banks under the loan guarantee, was recorded during the second quarter of 2004 for potential losses (as discussed in Note 2 above).

The company collected monies during the third quarter from certain of the participants, and the reserve balance totaled $8 million at September 30, 2004. The company is pursuing repayment of the remaining defaulted loan balance in order to obtain full reimbursement for amounts the company paid to the bank pursuant to the loan guarantee.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Form 10-K/A for the year ended December 31, 2003 for management’s discussion and analysis of financial condition and results of operations of Baxter International Inc. and its subsidiaries (the company or Baxter) for the year ended December 31, 2003. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the quarter and year-to-date period ended September 30, 2004.

RESULTS OF CONTINUING OPERATIONS

NET SALES

	Three months ended September 30,		Percent increase	Nine months ended September 30,		Percent increase
(in millions)	2004	2003		2004	2003
International	$1,218	$1,149	6%	$3,693	$3,353	10%
United States	1,102	1,067	3%	3,215	3,020	6%

Total net sales	$2,320	$2,216	5%	$6,908	$6,373	8%

Currency exchange rate fluctuations benefited sales growth by 3 points and 4 points during the three and nine months ended September 30, 2004, respectively, principally because the United States Dollar weakened since the prior year periods relative to the Euro. These fluctuations impacted sales growth for all three segments. Refer to Note 8 for a summary of net sales by segment.

Medication Delivery

The Medication Delivery segment generated 4% and 7% sales growth for the three- and nine-month periods ended September 30, 2004, respectively (including 2 and 3 percentage points relating to the favorable impact of foreign currency fluctuations for the quarter and year-to-date period, respectively).

Increased sales of certain generic and branded pre-mixed drugs, as well as increased contract services revenues, contributed 1 point and 2 points of sales growth for the quarter and year-to-date period, respectively. Sales of intravenous therapies, which principally include intravenous solutions and nutritional products, were flat for the quarter and contributed 2 points to the segment’s growth rate for the year-to-date period. Sales of anesthesia and critical care products were flat for the quarter and contributed 1 point to the segment’s growth rate for the nine-month period, with pricing stable for both periods, and volume impacted by domestic wholesaler inventory reduction actions. Sales of electronic infusion pumps and related tubing sets contributed 3 points and 2 points to the growth rate for the quarter and year-to-date periods, respectively, with device sales the primary contributors. Increased device volume in the United States during the quarter, and in the United States and Canada during the year-to-date period, was partially offset by reduced pricing. The growth in volume in the United States in 2004 was partially due to the timing of group purchasing organization (GPO) contract awards, as certain customers delayed capital purchases in the prior year in anticipation of a new contract award. The reduced pricing, which is expected to impact growth for the remainder of

2004, is primarily due to the renegotiated long-term contracts with certain GPOs, principally Premier Purchasing Partners L. P. (Premier). The most significant renegotiated Premier contract became effective in February 2004. Management believes that over time, the impact of reduced pricing will be substantially offset by increased sales volumes and product mix upgrades.

BioScience

Sales in the BioScience segment increased 4% and 9% for the three- and nine-month periods ended September 30, 2004, respectively (including 4 and 5 percentage points due to the favorable impact of foreign currency fluctuations for the quarter and year-to-date period, respectively).

The primary driver of the segment’s growth rate for the quarter and year-to-date period was increased sales of recombinant Factor VIII products, contributing 6 points and 7 points of growth in the three- and nine-month periods, respectively. Growth in sales of recombinant products in both the quarter and year-to-date period was principally fueled by the launch of the advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, which received regulatory approval in the United States in July 2003 and in Europe in March 2004. Partially offsetting the growth in sales volume relating to the ADVATE launch in the year-to-date period was the impact of reductions in wholesaler inventory levels of recombinant products in the United States, which management expects will continue for the remainder of the year. Management expects an increased sales contribution from ADVATE during the remainder of 2004 as the launch of this new product continues.

Sales of plasma-based products (excluding anti-body therapies) increased slightly during the quarter and contributed 2 points to the segment’s growth rate in the year-to-date period. The increase in the quarter was due solely to foreign currency fluctuations. The growth in the year-to-date period was primarily due to increased sales volume of FEIBA, an anti-inhibitor coagulant complex, along with increased pricing of this product, partially offset by reduced pricing in other product lines. Increased sales of FEIBA were partially offset by the impact of competitive pressures across certain product lines, as well as a continuing shift in the market from plasma-based to recombinant hemophilia products. As discussed further below, as a result of these competitive pressures, the company closed 26 plasma collection centers and a plasma fractionation plant during 2003, and is reducing plasma production and closing additional centers during 2004, to improve the profitability of the business.

Higher sales of anti-body therapies, including IGIV (immune globulin intravenous) for immune deficiencies, contributed 1 point and 2 points to the growth rate for the quarter and year-to-date period, respectively, principally due to improved pricing in the United States and, in the year-to-date period, higher product availability due to cycle time reduction initiatives.

Partially offsetting the growth in these product lines was the impact of lower sales of transfusion therapies products and vaccines in both the quarter and year-to-date period. The lower sales of vaccines principally related to smallpox and Neis-Vac-C (for the prevention of meningitis C) vaccines. Sales of vaccines are impacted by the timing of government tenders, and there were no significant tenders filled during the first nine months of 2004. Management expects that the segment’s growth for the remainder of the year will continue to be impacted by lower sales of plasma and transfusion therapies products due to consolidation in the plasma industry.

Renal

Sales from continuing operations in the Renal segment increased 8% and 10% for the three- and nine-month periods ended September 30, 2004, respectively (including 4 and 6 percentage points, respectively, due to the favorable impact of foreign currency fluctuations). Increased sales of products for peritoneal dialysis contributed 5 points and 7 points to the segment’s growth rate for the quarter and year-to-date periods, respectively. In addition to the favorable impact of foreign currency fluctuations, the sales growth in both periods was primarily driven by an increased number of peritoneal dialysis patients, principally in Europe, Japan and Asia. Changes in the pricing of the segment’s peritoneal dialysis products were not a significant factor. Increased penetration of products for peritoneal dialysis continues to be strongest in emerging markets, where many people with end-stage renal disease are currently under-treated. The remaining 3 points of growth for both the quarter and the nine-month period ended September 30, 2004, respectively, was primarily related to increased sales of hemodialysis hardware and related products.

GROSS MARGIN AND EXPENSE RATIOS

The following table shows key ratios of certain income statement items as a percent of sales.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2004	2003			2004	2003
Gross margin	41.5%	43.7%	(2.2 pts	)	40.5%	44.2%	(3.7 pts	)
Marketing and administrative expenses	19.9%	19.9%	— pts		21.1%	20.7%	0.4 pts

The decline in gross margin in both the quarter and year-to-date period was impacted by changes in product mix. In the BioScience segment, the gross margin declined in the year-to-date period principally because increased margins in certain product lines, such as recombinants, were offset by lower sales of other high-margin products. In the Medication Delivery segment, the above-mentioned pricing pressures associated with the renegotiated contracts with Premier contributed to Baxter’s margin decline in both the quarter and year-to-date period. In the Renal segment, the margin declined in both the quarter and nine-month period due to an unfavorable mix of sales of peritoneal and hemodialysis products. In addition, while 2004 sales benefited from the effect of foreign currency fluctuations, principally relating to the strengthened Euro, the gross margin was unfavorably impacted by the company’s foreign currency hedging activities, especially in the year-to-date period ended September 30, 2004. Increased inventory reserves and foreign currency hedge adjustments totaling $45 million (included in the second quarter 2004 special charges, which are discussed in Note 2) accounted for almost 1 point of the decline during the year-to-date period. In addition, costs associated with the company’s employee pension and other postretirement benefit plans have increased since the prior year periods (as further discussed below). These factors, which unfavorably impacted the company’s gross margin, were partially offset by cost savings relating to the company’s 2003 and 2004 restructuring programs (as further discussed below).

Marketing and administrative expenses as a percent of sales were flat for the quarter and increased during the year-to-date period. Increased receivable reserves totaling $55 million (discussed in Note 2) increased the expense ratio by approximately 1 point in the year-to-date period. Expenses also increased because of foreign currency fluctuations, employee pension and other postretirement benefit plan costs, and the impact of reduced costs in the prior year due to a change in the employee vacation policy. Offsetting these increases were the benefits of the company’s restructuring programs. See further discussion below regarding the restructuring initiatives.

Expenses associated with the company’s pension and other postretirement benefit plans increased $13 million and $45 million during the third quarter and first nine months of 2004, respectively, as detailed in Note 6, principally due to a reduction in the discount rate and the amortization of unrecognized losses. Refer to the 2003 Form 10-K/A for further information. Expenses associated with Baxter’s pension and other postretirement benefit plans are expected to further increase in 2005, by approximately $40 million, primarily due to changes in pension assumptions. The 2005 assumptions for the domestic plans, which represent over three-quarters of the company’s total pension assets and obligation, will be reduced from 6.00% to 5.75% (discount rate) and from 10% to 8.5% (expected return on assets). The discount rate assumption change is due to reductions in market interest rates used to determine the appropriate pension discount rate. The change in the expected return on assets assumption is a result of anticipated changes in the company’s pension trust asset allocation.

RESEARCH AND DEVELOPMENT

(in millions)	Three months ended September 30,		Percent decrease		Nine months ended September 30,		Percent decrease
	2004	2003			2004	2003
Research and development (R&D)	$124	$137	(9%	)	$389	$412	(6%	)
As a percent of sales	5.3%	6.2%			5.6%	6.5%

R&D expenses declined in both the third quarter and first nine months of 2004, with increased spending on certain projects across the three segments more than offset by the cost savings generated by the restructuring initiatives and the termination of certain programs (such as the recombinant hemoglobin protein project, which was terminated in the second quarter of 2003). Management expects a similar decline in R&D spending during the fourth quarter of 2004.

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

These actions include the elimination of over 4,000 positions, or 8% of the global workforce, as management reorganizes and streamlines the company. Approximately 50% of the positions being eliminated are in the United States. Approximately three quarters of the estimated savings impact general and administrative expenses, with the remainder primarily impacting cost of sales. The eliminations impact all three of the company’s segments, along with the corporate headquarters and functions. Baxter is also further reducing plasma production and closing additional plasma collection centers. In addition, the company is exiting certain other facilities and activities. As a result, management recorded a restructuring charge in the second quarter of 2004 totaling $543 million ($394 million, or $0.64 per diluted share, on an after-tax basis), principally for severance and costs associated with the closing of facilities and the exiting of contracts. Refer to Note 4 for additional information.

During the three- and nine-month period ended September 30, 2004, $47 million and $51 million, respectively, of the reserve for cash costs was utilized. Approximately $50 million is expected to be paid during the remainder of 2004, approximately $150 million in 2005, and the remainder in 2006. The cash expenditures are being funded with cash generated from operations. Approximately one third of the targeted positions have been eliminated as of September 30, 2004, and management expects that approximately half of the targeted positions will be eliminated by the end of the year. The program is proceeding on plan.

Management estimates that these additional initiatives will yield savings of approximately $0.05 per diluted share in the second half of 2004, and anticipates that the initiatives will yield savings of approximately $0.20 to $0.25 per diluted share in 2005, an incremental $0.15 to $0.20 per diluted share as compared to 2004. Once fully implemented in 2006, management anticipates total annual savings will be approximately $0.30 to $0.35 per diluted share.

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

During the three- and nine-month period ended September 30, 2004, $26 million and $83 million, respectively, of the reserve for cash costs was utilized. Virtually all of the targeted positions have been eliminated as of September 30, 2004, and the program is substantially complete. The majority of the severance and other costs are expected to be paid by the end of 2004. The cash expenditures are being funded with cash generated from operations.

Management expects that the actions initiated in 2003 will generate incremental annual savings of approximately $0.15 to $0.20 per diluted share when fully implemented. Management estimates that the cost savings in the three- and nine-month periods ended September 30, 2004 were approximately $0.04 and $0.12 per diluted share, respectively, and expects that the full year 2004 savings will total approximately $0.15 per diluted share. As mentioned above, these benefits are offset by increased employee benefit costs.

NET INTEREST EXPENSE

Net interest expense decreased $5 million for both the quarter and year-to-date period ended September 30, 2004, principally due to a lower average net debt level, partially offset by lower capitalized interest, as the company completed certain projects and placed assets into service.

OTHER EXPENSE, NET

Other income and expense typically includes amounts relating to fluctuations in currency exchange rates, minority interests, income and losses relating to equity method investments, divestiture gains and asset impairment charges.

The increase in other expense for the three months ended September 30, 2004 principally related to foreign currency fluctuations. The increase in other expense for the nine months ended September 30, 2004 principally related to foreign currency fluctuations and lower equity method income. Equity method income was lower in 2004 because Baxter divested its equity method investment in Acambis, Inc. in late 2003. Refer to Note 2 for further information.

PRE-TAX INCOME

Refer to Note 8 to the condensed consolidated financial statements for a summary of financial results by segment. Certain items are maintained at the company’s corporate headquarters and are not allocated to the segments. They primarily include certain foreign currency fluctuations, the majority of the foreign currency and interest rate hedging activities, net interest expense, income and expense related to certain non-strategic investments, corporate headquarters costs, certain employee benefit costs, certain nonrecurring gains and losses and certain special charges (such as in-process research and development and restructuring). The following is a summary of significant factors impacting the segments’ financial results.

Medication Delivery

Pre-tax income increased 4% and 9% for the three and nine months ended September 30, 2004, respectively. The growth in pre-tax income was primarily the result of sales growth (especially in the year-to-date period), the close management of costs, the benefits of the restructuring initiatives, and changes in currency exchange rates (as noted above, foreign currency hedging activities for all segments are recorded at corporate, and are not included in segment results). As noted above, these factors were partially offset by the impact of reduced pricing in the renegotiated long-term contracts with GPOs, principally Premier. Earnings growth is expected to continue to be impacted by the reduced pricing in these contracts during the remainder of 2004.

BioScience

Pre-tax income increased 12% and decreased 4% for the three and nine months ended September 30, 2004, respectively. The increase in pre-tax income for the quarter was primarily due to lower R&D spending as a result of the recent prioritization initiatives (including the termination of the recombinant hemoglobin protein project in 2003), the close management of costs, the benefits of the recent restructuring initiatives, and changes in currency exchange rates. While many of these factors also impacted the year-to-date period, pre-tax income for the nine months ended September 30, 2004 declined primarily due to increased inventory reserves and an asset impairment charge (recorded as special charges in the second quarter of 2004, as discussed in Note 2) and lower sales of certain high-margin products. In addition, both prior year periods, particularly the year-to-date period, include income from the company’s investment in Acambis, Inc. As noted above, this investment was divested in late 2003.

Renal

Pre-tax income increased 7% and 15% for the three and nine months ended September 30, 2004, respectively. The increase in pre-tax income was primarily due to solid sales growth, particularly in the year-to-date period, changes in currency exchange rates, the close management of costs, and the benefits of the recent restructuring initiatives, partially offset by an unfavorable change in mix, particularly during the quarter.

INCOME TAXES

As discussed in Note 2, as a result of the completion of tax audits in the second quarter of 2004, $55 million of reserves for matters previously under review were reversed into income during the second quarter of 2004. In addition, the effective tax rates for both the three- and nine-month periods of both 2004 and 2003 were impacted by the restructuring charges and the special charges discussed in Notes 4 and 2, respectively, which were tax-effected at different (generally higher) rates, depending on the particular tax jurisdictions. There were no other significant changes to the company’s effective income tax rate.

In October 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. The Act includes numerous provisions, including the creation of a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad. The temporary tax deduction is subject to a number of limitations. Management is analyzing the provisions of the Act and has not yet determined the effects on the company’s plans or its consolidated financial statements.

INCOME AND EARNINGS PER DILUTED SHARE FROM CONTINUING OPERATIONS

Income from continuing operations before the cumulative effect of accounting changes was $259 million and $275 million for the three months ended September 30, 2004 and 2003, respectively, and $277 million and $536 million for the nine months ended September 30, 2004 and 2003, respectively. Income from continuing operations per diluted share was $0.42 and $0.46 in the three months ended September 30, 2004 and 2003, respectively, and $0.45 and $0.89 for the nine months ended September 30, 2004 and 2003, respectively. The significant factors and events causing the declines from 2003 to 2004 are discussed above.

DISCONTINUED OPERATIONS

During 2004, discontinued operations generated income of $17 million and $5 million for the three- and nine-month periods ended September 30, respectively (net of tax benefits of $24 million and $28 million, respectively). The income was principally related to tax and other adjustments, as the company completes divestitures. During 2003, discontinued operations generated losses of $5 million and $17 million for the three- and nine-month periods ended September 30, respectively (net of tax benefits of $3 million and $6 million, respectively). Refer to Note 3 for further discussion of the discontinued operations. Management expects the divestiture plan will be completed by the end of 2004.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements for the year ended December 31, 2003, which are included in the 2003 Form 10-K/A. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis section of the 2003 Form 10-K/A. There have been no significant changes in the application of the critical accounting policies since December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from continuing operations

The company reported cash flows from continuing operations of $529 million for the nine months ended September 30, 2004, a decrease of $141 million from the prior year. The decrease in cash flows was principally due to increased payments related to the restructuring programs, higher contributions to the pension trusts, and reduced accounts receivables securitization cash flows, partially offset by improved inventory management.

Accounts Receivable

The decrease in cash flows relating to accounts receivable was primarily due to $87 million in reduced cash flows from the company’s securitization and factoring activities, with $230 million in reduced cash flows from securitization arrangements, partially offset by $143 million of increased cash flows relating to factoring activities. In addition, days sales outstanding increased from 62.4 days at September 30, 2003 to 63.9 days at September 30, 2004.

Inventories

The following is a summary of inventories at September 30, 2004 and December 31, 2003, as well as inventory turns for the first nine months of 2004 and 2003, by segment.

	Inventories		Inventory Turns
	September 30, 2004	December 31, 2003	Nine months ended September 30,
(in millions, except inventory turn data)			2004	2003
BioScience	$1,271	$1,378	1.51	1.39
Medication Delivery	620	528	3.70	3.64
Renal	215	198	4.13	3.95

Total	$2,106	$2,104	2.48	2.31

Inventory balances were relatively flat from December 31, 2003 to September 30, 2004. The reduction in BioScience inventories principally related to the planned reduction in plasma inventories. Inventory turns are impacted by seasonality and the timing of facility shutdowns for planned maintenance in certain of the company’s businesses, and are generally highest in the fourth quarter of the year, and lower earlier in the year, for these businesses. Inventory turns increased in total and for all of the businesses as management continues to focus on working capital efficiency.

Liabilities, Including Restructuring Payments and Contributions to the Pension Trusts

As noted above, the most significant reasons for the decline in cash flows from continuing operations during the nine-month period were increased payments associated with restructuring programs and increased contributions to the company’s pension trusts. Restructuring payments increased $98 million, from $38 million to $136 million. Contributions to Baxter’s pension trusts increased $84 million, from $11 million to $95 million.

Cash flows from discontinued operations

Cash flows relating to discontinued operations increased $12 million during the first nine months of 2004, from $5 million in 2003 to $17 million in 2004, with the increased cash flows primarily relating to divestiture proceeds. As discussed in Note 3 and above, the company has divested the majority of the discontinued operations and plans to complete the divestiture plan in 2004.

Cash flows from investing activities

Capital Expenditures

Capital expenditures decreased for the nine months ended September 30, 2004 by $201 million, from $564 million in 2003 to $363 million in 2004. As discussed in the 2003 Form 10-K/A, management is reducing its level of investments in capital expenditures in 2004 as certain significant long-term projects are completed and as management more aggressively manages capital spending. Management currently anticipates that the company’s capital expenditures will not exceed $650 million in 2004. Construction in progress decreased 9% from December 31, 2003 to September 30, 2004, as major projects were completed and the company placed assets into service.

Acquisitions and Investments In and Advances to Affiliates

Net cash outflows relating to acquisitions and investments in and advances to affiliates decreased by $86 million during the first nine months of 2004, from $106 million in 2003 to $20 million in 2004. The current period included outflows relating to the 2003 acquisition of certain assets of Alpha Therapeutic Corporation, which are included in the BioScience segment. The 2003 outflows included the funding of a $50 million loan to Cerus Corporation, a minority investment holding (which is included in the BioScience segment), a $24 million additional purchase price payment relating to the December 2002 acquisition of ESI Lederle (which is included in the Medication Delivery segment), an $11 million common stock investment in Acambis, Inc., which was divested later in 2003, and an $11 million payment for an icodextrin manufacturing facility in England (which is included in the Renal segment).

Divestitures and Other

Net cash flows relating to divestitures and other totaled $31 million in the first nine months of 2004, and principally related to the sale of a building and the return of collateral.

Cash flows from financing activities

Debt Issuances, Net of Redemptions and Other Payments of Financing Obligations

Debt issuances, net of redemptions and other payments of financing obligations, were relatively flat for the first nine months of 2004 as compared to the prior year period. Included in the year-to-date outflows was a $40 million payment to exit one of the company’s cross-currency swap agreements.

Other Financing Activities

Common stock cash dividends increased in 2004 by $15 million due to a higher level of common shares outstanding. Cash received for stock issued under employee benefit plans increased by $48 million principally due to a higher level of stock option exercises and purchases under the company’s employee stock purchase plans. There were no common stock issuances in 2004. In September 2003, the company issued 22 million shares of common stock and received net proceeds of $644 million. The net proceeds were used to settle equity forward agreements, to fund the company’s acquisition of certain assets of Alpha Therapeutic Corporation, and for other general corporate purposes. Stock repurchases decreased from 2003 to 2004. In the first nine months of 2004 the company paid $18 million to repurchase stock from Shared Investment Plan participants. Refer to Note 9 for further information regarding the Shared Investment Plan. In the first nine months of 2003 the company purchased 15 million shares of common stock for $714 million from counterparty financial institutions in conjunction with the settlement of equity forward agreements. Refer to the 2003 Form 10-K/A for further information.

CREDIT FACILITIES, ACCESS TO CAPITAL, AND COMMITMENTS AND CONTINGENCIES

Refer to the 2003 Form 10-K/A for further discussion of the company’s credit facilities, access to capital, and commitments and contingencies.

Credit facilities

The company had $822 million of cash and equivalents at September 30, 2004. The company also maintains two revolving credit facilities, which totaled $1.44 billion at September 30, 2004. One of the facilities totals $640 million and matures in October 2007, and the other facility totals $800 million and matures in September 2009. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates. The company has never drawn on these facilities. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a minimum interest coverage ratio. At September 30, 2004, as in prior periods, the company was in compliance with all financial covenants. The company’s net-debt-to-capital ratio, as defined below, of 38.8% at September 30, 2004 was well below the credit facilities’ net-debt-to-capital covenant. Similarly, the company’s actual interest coverage ratio of 7.8 to 1 in the third quarter of 2004 was well in excess of the minimum interest coverage ratio covenant. The net-debt-to-capital ratio, which is calculated in accordance with the company’s primary credit agreements, and is not a measure defined by GAAP, is calculated as net debt (short-term and long-term debt and lease obligations, less cash and equivalents) divided by capital (the total of net debt and stockholders’ equity). The net-debt-to-capital ratio at September 30, 2004 and the corresponding covenant in the company’s credit agreements give 70% equity credit to the company’s equity units. Refer to the 2003 Form 10-K/A for a description of the equity units, which were issued in December 2002. The minimum interest coverage ratio is a four-quarter rolling calculation of the total of income from continuing operations before income taxes plus interest expense (before interest income), divided by interest expense (before interest income). Baxter also maintains certain other credit arrangements.

Access to capital

The company intends to fund its short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, by issuing additional debt, or by issuing common stock. As of September 30, 2004, the company can issue up to $399 million of securities, including debt, common stock and other securities, under an effective registration statement filed with the Securities and Exchange Commission.

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

Credit ratings

The company’s credit ratings at September 30, 2004 were Baa1 by Moody’s, A- by Standard & Poor’s and BBB+ by Fitch on senior debt, and P2 by Moody’s, A2 by Standard & Poor’s and F2 by Fitch on short-term debt. The outlooks were negative by Moody’s and Standard & Poor’s and stable by Fitch. The company’s credit ratings and outlooks have been downgraded during 2004. Refer to the 2003 Form 10-K/A for a summary of the company’s ratings and outlooks at December 31, 2003.

The rating agency downgrades in 2004 and any future downgrades of Baxter’s credit ratings unfavorably impact the financing costs associated with the company’s credit arrangements and future debt issuances. Management believes that the actual and anticipated impact of the recent downgrades and changes in outlook is not material. Management believes that the impact of reasonably possible future changes in credit ratings or outlook would also not be material.

Any future credit rating downgrades or changes in outlook would not affect the company’s ability to draw on its credit facilities, and would not result in an acceleration of the scheduled maturities of any of the company’s outstanding debt.

Certain specified rating agency downgrades, if they occur in the future, would require the company to post additional collateral pursuant to certain of its arrangements. These arrangements principally pertain to the company’s foreign currency and interest rate derivatives, which Baxter uses for hedging purposes. For risk-management purposes, certain of the company’s counterparty financial institutions require that collateral be posted under specified circumstances. The terms of the arrangements vary, but generally, the level of collateral postings is dependent upon the mark-to-market liability (if any) with the financial institution and the company’s credit ratings. It is not possible to know with certainty what each of these variables will be in the future. However, if Baxter’s credit rating on its senior unsecured debt declined to Baa2 or BBB (i.e., a one-rating or two-rating downgrade, depending upon the rating agency), the amount of collateral that would currently be required (holding the mark-to-market liability balance of outstanding derivative instruments constant) would total less than $100 million.

Net investment hedges

As discussed in the company’s 2003 Form 10-K/A, the company has historically used cross-currency swaps to hedge the net assets of certain of its foreign operations. These swaps have served as effective hedges for accounting purposes and have reduced volatility in the company’s stockholders’ equity balance and net-debt-to-capital ratio (as any increase or decrease in the fair value of the swaps relating to changes in spot currency exchange rates is offset by the change in value of the hedged net assets of the foreign operations relating to changes in spot currency exchange rates).

Because the United States Dollar has weakened relative to the hedged currency, the hedged net assets have increased in value over time, while the cross-currency swaps have decreased in value over time. At September 30, 2004, the company had a liability in its consolidated balance sheet of $956 million relating to these cross-currency swap agreements (before consideration of deferred tax benefits).

Management has reevaluated its net investment hedge strategy and has decided to reduce the use of these instruments as a risk-management tool as the current portfolio matures. At this time, management does not intend to extend the current maturity dates of the instruments. Management intends to settle the swaps that mature in 2005 as they mature, from cash flow from operations. Management anticipates that the remaining swaps will be settled as they mature, or possibly sooner, depending on the level of the company’s future cash flows.

In addition, in order to reduce financial risk and uncertainty through the maturity (or cash settlement) dates of the cross-currency swaps, the company is executing offsetting or mirror cross-currency swaps relating to approximately 50% of the existing portfolio. These mirror swaps will effectively fix the net amount that the company will ultimately pay to settle the cross-currency swap agreements subject to this strategy. The mirror swaps will be settled when the offsetting existing swaps are settled. Of the pre-tax liability of $956 million at September 30, 2004 relating to the cross-currency swaps, the company has fixed $296 million by entering into mirror swaps as of October 31, 2004. The maturity by year of the $956 million cross-currency swaps portfolio, as well as the portion that is fixed via October 2004 executions of mirror swaps, is as follows:

Maturity Date	Swaps Liability As of September 30, 2004	Portion Fixed by Mirror Swaps As of October 31, 2004
2005	$338 million	$296 million
2007	44 million	—
2008	232 million	—
2009	342 million	—

Total	$956 million	$296 million

For the mirrored swaps, the company will no longer realize the favorable interest rate differential between the two currencies, and this will result in increased net interest expense in the future. The amount of increased net interest expense will vary based on floating interest rates and the timing of the company’s settlements. Based on interest rates at September 30, 2004, the increase in net interest expense is estimated to be approximately $15 million on an annual basis.

Legal contingencies

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

FORWARD-LOOKING INFORMATION

The matters discussed in this report that are not historical facts include forward-looking statements. These statements are based on the company’s current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the company and the health-care arenas in which it operates. Many factors could affect the company’s actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include, but are not limited to:

•	the company’s ability to realize in a timely manner the anticipated benefits of restructuring initiatives;

•	the effect of economic conditions;

•	the impact of geographic and/or product mix on the company’s sales;

•	actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts;

•	unexpected product quality and/or patient safety concerns, leading to product recalls, withdrawals, launch delays or declining sales;

•	product development risks;

•	interest rates;

•	technological advances in the medical field;

•	demand for and market acceptance risks for new and existing products, such as ADVATE, and other technologies;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	foreign currency exchange rates;

•	the availability of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	regulatory, legal or other developments relating to the company’s A, AF and AX series dialyzers;

•	the ability to obtain adequate insurance coverage at reasonable cost;

•	ability to enforce patents;

•	patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	reimbursement policies of government agencies and private payers;

•	internal and external factors that could impact commercialization;

•	results of product testing;

•	other factors described elsewhere in this report or in the company’s other filings with the Securities and Exchange Commission.

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

Currency Risk

For a more complete discussion, refer to the caption “Financial Instrument Market Risk” in the company’s 2003 Form 10-K/A. As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange financial instruments relating to hypothetical and reasonably possible near-term movements in currency exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange forward and option contracts outstanding at September 30, 2004, while not predictive in nature, indicated that if the United States Dollar uniformly fluctuated unfavorably by 10% against all currencies, the net liability balance (net of tax) of $54 million with respect to those contracts would increase by approximately $85 million.

With respect to the company’s cross-currency swap agreements, if the United States Dollar uniformly fluctuated unfavorably by 10%, the net liability balance (net of tax) of $597 million with respect to those contracts would increase by approximately $265 million. Any increase or decrease in the fair value of cross-currency swap agreements relating to changes in spot currency exchange rates is completely offset by the change in the value of the designated hedged net assets. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for further discussion of the company’s cross-currency swap agreements.

The sensitivity analysis model calculates the fair value of the foreign currency forward, option and swap contracts outstanding at September 30, 2004 by replacing the actual exchange rates at September 30, 2004 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

Interest rate and other risks

For a complete discussion, refer to the caption “Financial Instrument Market Risk” in the company’s 2003 Form 10-K/A. There have been no significant changes from the information discussed therein.

Item 4.	Controls and Procedures

The company carried out an evaluation, under the supervision and with the participation of the company’s Disclosure Committee and the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective.

There has been no change in Baxter’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting, except for the aggregate effect of the changes to internal controls discussed below.

As previously reported, the company restated its previously issued financial results for the years 2001 through 2003, and for the first quarter of 2004. This restatement was primarily the result of the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during this period.

Management previously concluded that the following weaknesses in the company’s internal control over financial reporting collectively constituted a material weakness:

•	an ineffective control environment maintained by senior management in Brazil, including intentional overrides by senior management in Brazil of internal controls;

•	inadequate revenue recognition controls in Brazil;

•	inadequate controls in Brazil to ensure adherence to generally accepted accounting principles for loss contingencies, including bad debts; and

•	ineffective financial review by management responsible for the Intercontinental region, which includes Latin America.

During the third quarter of 2004, the company took several actions that it believes has remediated this material weakness. These actions include:

•	Terminated four members of senior management in the company’s Brazilian operations and replaced the Vice President, Finance responsible for the Intercontinental region;

•	Completed monthly detailed internal audits of the Brazilian operations, beginning in July 2004, with an emphasis on the areas that gave rise to the inaccurate financial reporting;

•	Completed additional training for finance, accounting and sales personnel in Brazil on appropriate accounting for revenue recognition;

•	Completed additional training for finance and accounting personnel in Brazil on accounting and reporting policies, including those relating to accounting in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” and SEC Staff Accounting Bulletin No. 99 “Materiality;”

•	Completed enhanced training for employees in Brazil regarding Baxter’s Global Business Practice Standards, including obligations to maintain accurate books and records and to report wrongdoing promptly;

•	Implemented enhanced financial review procedures at the Intercontinental region level, including quarterly financial reviews for each significant country;

•	Initiated a recruiting process for hiring a director of internal control for the Intercontinental region;

•	Implemented improved procedures for reporting legal contingencies and establishing appropriate legal reserves, and commenced training on these procedures;

•	Engaged a prominent independent public accounting firm (other than PricewaterhouseCoopers LLP) to perform a comprehensive review of internal control over financial reporting in Brazil, which began in the third quarter of 2004;

•	Began implementing new controls in Brazil relating to the recording of revenues and loss contingencies, including new revenue recognition procedures with enhanced documentation requirements, monitoring of inventory levels at distributors and specific tracking of equipment installation; and

•	Implemented new procedures in Brazil for determining bad debt reserve requirements.

The Company intends to continue its remediation efforts throughout the fourth quarter of 2004.

Review by Independent Registered Public Accounting Firm

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2004 and 2003 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2004, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ PricewaterhouseCoopersLLP

PricewaterhouseCoopers LLP

Chicago, Illinois

November 4, 2004

PART II. OTHER INFORMATION

Baxter International Inc. and Subsidiaries

Item 1.	Legal Proceedings

Baxter International Inc. (Baxter International) and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings. The most significant of these are reported in the company’s Form 10-K/A for the year ended December 31, 2003 and below, and material developments for the quarter ended September 30, 2004 are described below. These cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case and claim, the jurisdiction in which each suit is brought, and differences in applicable law. Baxter has established reserves in accordance with generally accepted accounting principles for certain of the matters discussed below. For these matters, there is a possibility that resolution of the matters could result in an additional loss in excess of presently established reserves. Also, there is a possibility that resolution of certain of the company’s legal contingencies for which there is no reserve could result in a loss. Management is not able to estimate the amount of such loss or additional loss (or range of loss or additional loss). However, management believes that, while such a future charge could have a material adverse impact on the company’s net income and net cash flows in the period in which it is recorded or paid, no such charge would have a material adverse effect on Baxter’s consolidated financial position.

Mammary Implant Litigation

As previously reported in the company’s 2003 Form 10-K/A, Baxter International, together with certain of its subsidiaries, is currently a defendant in various courts in a number of lawsuits seeking damages for injuries of various types allegedly caused by silicone mammary implants previously manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by Baxter in 1985, divested its Heyer-Schulte division in 1984. It is not known how many of these claims and lawsuits involve products manufactured and sold by Heyer-Schulte, as opposed to other manufacturers. In December 1998, a panel of independent medical experts appointed by a federal judge announced its findings that reported medical studies contained no clear evidence of a connection between silicone mammary implants and traditional or atypical systemic diseases. In June 1999, a similar conclusion was announced by a committee of independent medical experts from the Institute of Medicine, an arm of the National Academy of Sciences.

As of September 30, 2004, Baxter International, together with certain of its subsidiaries, was named as a defendant or co-defendant in 71 lawsuits relating to mammary implants, brought by approximately 159 plaintiffs, of which 129 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, eleven currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately ten of the pending lawsuits against the company. Additionally, 61 plaintiffs have opted out of the Revised Settlement (representing approximately 48 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, not all of the opt-out plaintiffs will have viable claims against the company. As of September 30, 2004, 31 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification.

Furthermore, during the third quarter of 2004, Baxter obtained dismissals, or agreements for dismissals, with respect to one plaintiff.

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

On March 31, 2000, the United States Department of Justice filed an action in the federal district court in Birmingham, Alabama against Baxter and other manufacturers of breast implants, as well as the escrow agent for the revised settlement fund, seeking reimbursement under various federal statutes for medical care provided to various women with mammary implants. On September 26, 2001 the district court granted the motion of all defendants, including Baxter, to dismiss the action. The federal government appealed the dismissal and on September 15, 2003 the Eleventh Circuit Court of Appeals reversed the order of dismissal and remanded the case to the district court. The defendants, including Baxter, filed a petition for a writ of certiorari in the United States Supreme Court, which petition was denied in June 2004. In October 2004, the district court approved a settlement between all defendants, including Baxter, and the Department of Justice.

Plasma-Based Therapies Litigation

As previously reported in the company’s 2003 Form 10-K/A, Baxter currently is a defendant in a number of claims and lawsuits brought by individuals who have hemophilia, all seeking damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII or IX derived from human blood plasma (factor concentrates) processed by the company from the late 1970s to the mid-1980s. The typical case or claim alleges that the individual was infected with the HIV virus by factor concentrates, which contained the HIV virus. None of these cases involves factor concentrates currently processed by the company.

As of September 30, 2004, Baxter was named as a defendant in 25 lawsuits and has received notice of 149 claims in the United States, France, Ireland, Italy, Japan and Spain. The U.S.D.C. for the Northern District of Illinois has approved a settlement of U.S. federal court factor concentrate cases. As of September 30, 2004, approximately 6,246 claimant groups had been found eligible to participate in the settlement. Approximately 6,244 of the claimant groups had received payments as of September 30, 2004. In addition, the company and other manufacturers have been named as defendants in two purported class actions pending in the U.S.D.C. for the Northern District of Illinois on behalf of claimants, who are primarily non-U.S. residents, seeking unspecified damages for HIV and/or Hepatitis C infections.

In addition, Immuno International AG (Immuno), acquired by Baxter in 1996, has unsettled claims for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV and/or Hepatitis C by factor concentrates. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. Pursuant to the stock purchase agreement between the company and Immuno, as revised in April 1999, approximately 26 million Swiss Francs, which is the equivalent of approximately $20 million based on the exchange rate as of September 30, 2004, of the purchase price is being withheld to cover these contingent liabilities.

As previously reported in the company’s 2003 Form 10-K/A, Baxter is currently named in a number of claims and lawsuits brought by individuals who infused the company’s Gammagard IVIG (intravenous immuno-globulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing Gammagard IVIG. As of September 30, 2004, Baxter was a defendant in ten lawsuits and has received notice of five claims in the United States, France, Denmark, Italy, Germany and Spain. One class action in the United States has been certified. In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used Gammagard IVIG between January 1993 and February 1994.

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

In August 2002, six purported class action lawsuits were filed in the U.S.D.C. for the Northern District of Illinois naming Baxter International and its then Chief Executive Officer and then Chief Financial Officer as defendants. These lawsuits, which were consolidated and sought recovery of unspecified damages, alleged that the defendants violated the federal securities laws by making misleading statements that allegedly caused Baxter International common stock to trade at inflated levels. In December 2002, plaintiffs filed their consolidated amended class action complaint which named nine additional Baxter officers as defendants. In July 2003, the U.S.D.C. for the Northern District of Illinois dismissed in its entirety the consolidated amended class action complaint. In July 2004, the Seventh Circuit Court of Appeals reversed the order of dismissal and remanded the case to the District Court. In September 2004, the Seventh Circuit Court of Appeals denied motions by Baxter for rehearing, rehearing en banc and to stay the order to remand the case pending a petition for a writ of certiorari to the U.S. Supreme Court.

In July 2004, a purported class action lawsuit was filed in the U.S.D.C. for the Northern District of Illinois, in connection with the previously disclosed restatement, naming Baxter International and its current Chief Executive Officer and Chief Financial Officer and their predecessors as defendants. The lawsuit, which seeks recovery of unspecified damages, alleges that the defendants violated the federal securities laws by making false and misleading statements regarding the company’s financial results, which allegedly caused Baxter International common stock to trade at inflated levels during the period between April 2001 and July 2004. Three similar purported class action lawsuits were filed in the third quarter of 2004 in the U.S.D.C. for the Northern District of Illinois against the same defendants. These cases are in the process of being consolidated before a single judge.

In October 2004, a sole plaintiff filed a purported class action in the U.S.D.C. for the Northern District of Illinois against Baxter International and its current Chief Executive Officer and Chief

Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s Incentive Investment Plan and Puerto Rico Savings and Investment Plan, which are the company’s 401(k) plans, breached their fiduciary duties to the plans’ participants by offering Baxter International common stock as an investment option in each of these plans during the period of January 2001 to October 2004. Plaintiff alleges that Baxter International common stock traded at artificially inflated prices during this period and seeks unspecified damages and declaratory and equitable relief.

In August and September 2004, three plaintiffs filed separate derivative lawsuits in the Circuit Court of Cook County, Illinois against the company’s Chief Executive Officer and Chief Financial Officer and certain other current and former officers and directors of the company. These actions, which plaintiffs purport to bring on the company’s behalf, seek unspecified damages for alleged breaches of fiduciary duty in connection with the company’s disclosures of its financial results between April 2001 and July 2004.

In October 2004, a solitary plaintiff filed a purported class action against Baxter International in the Circuit Court of Cook County, Illinois alleging a breach of federal securities law through Baxter International’s secondary offering of common stock in September 2003. The plaintiff alleges that the offering price of these shares was artificially inflated by virtue of the financial statements that the company filed prior to and concurrent with the offering, which the company later amended in connection with the restatement, and seeks unspecified damages.

The company believes that it may be subject to additional class action litigation and regulatory proceedings in connection with the events preceding the restatement announced in the third quarter of 2004.

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

As of September 30, 2004, Baxter International and certain of its subsidiaries have been named as defendants, along with others, in seventeen lawsuits brought in various state and U.S. federal courts which allege that Baxter and other defendants reported artificially inflated average wholesale prices for Medicare and Medicaid eligible drugs. These cases have been brought by private parties on behalf of various purported classes of purchasers of Medicare and Medicaid eligible drugs, as well as by state attorneys general. As further explained below, all but five of these cases have been consolidated and are currently pending in the U.S.D.C. for the District of Massachusetts for pretrial case management under Multi District Litigation rules. Claimants seek unspecified damages and declaratory and injunctive relief under various state and/or federal statutes. In May 2003, the U.S.D.C. for the District of Massachusetts granted in part defendants’ motion to dismiss the consolidated amended complaint. Plaintiffs filed an amended master consolidated class action complaint and the defendants, including Baxter, moved to dismiss the complaint. In February 2004, the court granted in part and denied in part defendants’ motion to dismiss. The lawsuits against Baxter include five lawsuits brought by state attorneys general, which allege that prices for Medicare and Medicaid eligible drugs were artificially inflated and seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution. Specifically, in January 2002, the Attorney General of Nevada filed a civil suit in the Second Judicial District Court of Washoe County, Nevada. In February 2002, the Attorney General of Montana filed a civil suit in the First Judicial District Court of Lewis and Clark County, Montana. In June 2003, the U.S.D.C. for the District of Massachusetts remanded the Nevada case to Washoe County, Nevada and denied plaintiffs’ motion to remand the Montana case. In January 2004, the District Court remanded another case filed in state court to the Superior Court of Maricopa County, Arizona. In March 2004, the Attorney General of Pennsylvania filed a civil suit in the Commonwealth Court of Pennsylvania. In May 2004, the Attorney General of Texas filed a civil suit in the District Court of Travis County, Texas. In June 2004, the Attorney General of Wisconsin filed a civil suit in the Circuit Court of Dane County, Wisconsin. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement.

As of September 30, 2004, Baxter International and certain of its subsidiaries have been served as defendants, along with others, in 142 lawsuits filed in various state and U.S. federal courts, one of which is a purported class action, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or other attention deficit disorders as a result of exposure to vaccines for childhood diseases containing Thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as others. As of September 30, 2004, seven suits have been dismissed based on the application of the National Vaccine Injury Compensation Act, five of which are pending on appeal. Additional Thimerosal cases may be filed in the future against Baxter and companies that marketed Thimerosal-containing products.

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance’s businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of September 30, 2004, the company was named as a defendant in 30 lawsuits.

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

BAXTER INTERNATIONAL INC.
(Registrant)

Date: November 4, 2004	By:	/s/ JOHN J. GREISCH
John J. Greisch
Corporate Vice President and Chief Financial Officer (Chief Accounting Officer)

EXHIBIT INDEX

Number	Description of Exhibit

10.39	Separation Agreement with Brian Anderson dated August 2, 2004

10.40	Form of Stock Option Plan Terms and Conditions

15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350