Form 10-K/A
period 2003-12-31
BAXTER INTERNATIONAL INC
filed 2005-03-14
CIK 10456

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The number of shares of the registrant’s common stock, $1 par value, outstanding as of March 4, 2005 was 619,703,972.

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

EXPLANATORY NOTE

Baxter International Inc. is filing this Form 10-K/A Amendment No. 2 for the year ended December 31, 2003 to reflect the restatement of its consolidated financial statements for the years ended December 31, 2001 through 2003. The restatement arises from the controls surrounding the income tax accounts. Specifically, current income taxes payable balances were not reconciled to expected tax payments due, and the company did not adequately review the difference between the income tax basis and the financial reporting basis of assets and liabilities, and reconcile the difference to recorded deferred income tax assets and liabilities. Refer to Note 1B for a complete description and quantification of the restatement. Also, refer to Note 1A regarding the company’s previous restatement of its consolidated financial statements for the years ended December 31, 2001 through 2003, filed as Amendment No. 1.

The information in this Form 10-K/A Amendment No. 2 has not been updated from the Form 10-K or Form 10-K Amendment No. 1 except as required to reflect the effects of the restatement. This restatement includes changes to Items 6, 7, 8, 9A and 15. Items included in the original Form 10-K that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-K/A does not purport to provide an update or a discussion of any other developments at the company subsequent to the original filing.

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

Item 9A. Controls and Procedures.

Controls and Procedures. The company carried out an evaluation, under the supervision and with the participation of the company’s Disclosure Committee and the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(d) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2003. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were not effective as of December 31, 2003 for the reasons described below.

The company has restated its previously issued financial results for the years 2001 through 2003, and will restate each of the quarters in 2004 as promptly as possible. This restatement was primarily the result of a material weakness that existed as it relates to the controls surrounding the income tax accounts. Specifically, current income taxes payable were not reconciled to expected tax payments due, and the company did not adequately review the difference between the income tax basis and financial reporting basis of assets and liabilities and reconcile the difference to recorded deferred income tax assets and liabilities. Refer to Note 1B to the consolidated financial statements for further information regarding this restatement. To address this material weakness, subsequent to December 31, 2004, the company’s management has taken the following actions:

1.	Performed an extensive study and reconciliation of the income tax accounts.

2.	During that study, the company identified adjustments to the income tax accounts that relate to prior periods.

3.	Assessed the materiality of these adjustments with the Chief Executive Officer and the Chief Financial Officer and the Audit Committee and concluded that the historical consolidated financial statements indicated above should be restated.

As a result of these actions, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. In addition, the more enhanced reconciliation procedures performed to address this issue subsequent to the 2004 year-end will continue to be performed in the future to ensure this matter is remediated.

In addition, as previously disclosed in the company’s Amendment to its Annual Report on Form 10-K for the year ended December 31, 2003, in August 2004 the company restated its previously issued financial results for the years 2001 through 2003, and for the first quarter of 2004. This restatement was primarily the result of the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during this period. Senior management became aware of these issues in 2004 through the reporting procedures established under Baxter’s Global Business Practice Standards. Upon becoming aware of the issues in Brazil, senior management, with the assistance of the company’s internal audit team, conducted a preliminary investigation. This preliminary investigation was followed by a more comprehensive investigation by the Audit Committee of Baxter’s Board of Directors, with the assistance of independent legal counsel and forensic and other accountants. Refer to Note 1A to the consolidated financial statements for further information regarding this restatement.

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

During the third and fourth quarters of 2004, the company took several actions that it believes has remediated this material weakness. These actions include:

•	Terminated four members of senior management in the company’s Brazilian operations and replaced the Vice President, Finance responsible for the Intercontinental region;

•	Completed monthly detailed internal audits of the Brazilian operations, beginning in July 2004, with an emphasis on the areas that gave rise to the inaccurate financial reporting;

•	Completed additional training for finance, accounting and sales personnel in Brazil on appropriate accounting for revenue recognition;

•	Completed additional training for finance and accounting personnel in Brazil on accounting and reporting policies, including those relating to accounting in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” and SEC Staff Accounting Bulletin No. 99 “Materiality;”

•	Completed enhanced training for employees in Brazil regarding Baxter’s Global Business Practice Standards, including obligations to maintain accurate books and records and to report wrongdoing promptly;

•	Implemented enhanced financial review procedures at the Intercontinental region level, including quarterly financial reviews for each significant country;

•	Hired a director of internal control for the Intercontinental region;

•	Implemented improved procedures for reporting legal contingencies and establishing appropriate legal reserves, and provided training on these procedures;

•	Engaged a prominent independent public accounting firm (other than PricewaterhouseCoopers LLP) to perform a comprehensive review of internal control over financial reporting in Brazil.

•	Implemented new controls in Brazil relating to the recording of revenues and loss contingencies, including new revenue recognition procedures with enhanced documentation requirements, monitoring of inventory levels at distributors and specific tracking of equipment installation; and

•	Implemented new procedures in Brazil for determining bad debt reserve requirements.

The changes to internal control over financial reporting described above were implemented subsequent to the quarter ended December 31, 2003. There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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
Report of Independent Registered Public Accounting Firm

Schedules Required By Article 12 of Regulation S-X

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule – Restated

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Baxter International Inc.

Our audits of the consolidated financial statements referred to in our report dated February 20, 2004, except for Note 1A which is as of August 9, 2004 and Note 1B which is as of March 14, 2005, appearing in Exhibit 13 of this Form 10-K/A (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K/A. In our opinion, this financial statement schedule (as restated) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

February 20, 2004, except for Note 1A, which is as of August 9, 2004 and Note 1B, which is as of March 14, 2005

SCHEDULE II

Valuation and Qualifying Accounts

(in millions of dollars)

	Restated(b)
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged/ (credited) to other accounts(a)	Deductions from reserves	Balance at end of period
Year ended December 31, 2003:
Allowance for doubtful accounts	70	23	3	(12)	84
Inventory reserves	118	161	9	(164)	124
Litigation reserves	235	7	9	(36)	215
Deferred tax asset valuation allowance	67	96	17	(12)	168

Year ended December 31, 2002:
Allowance for doubtful accounts	62	17	(2)	(7)	70
Inventory reserves	125	177	7	(191)	118
Litigation reserves	290	58	8	(121)	235
Deferred tax asset valuation allowance	58	9	—	—	67

Year ended December 31, 2001:
Allowance for doubtful accounts	43	22	—	(3)	62
Inventory reserves	110	116	(7)	(94)	125
Litigation reserves	361	52	3	(126)	290
Deferred tax asset valuation allowance	50	17	—	(9)	58

(a)	Valuation accounts of acquired or divested companies and foreign currency translation adjustments. Reserves are deducted from assets to which they apply.
(b)	Refer to Notes 1A and 1B for information regarding the company’s restatements of its previously issued financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAXTER INTERNATIONAL INC.

By:	/S/ ROBERT L. PARKINSON, JR.
Robert L. Parkinson, Jr. Chairman and Chief Executive Officer

DATE: March 14, 2005

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Parkinson, Jr., John J. Greisch and Robert Davis, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2005.

Signature	Title

/s/ ROBERT L. PARKINSON, JR.	Chairman of the Board of Directors and Chief
Robert L. Parkinson, Jr.	Executive Officer (principal executive officer)

/s/ JOHN J. GREISCH	Corporate Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)
John J. Greisch

/s/ WALTER E. BOOMER	Director
Walter E. Boomer

/s/ JOHN D. FORSYTH	Director
John D. Forsyth

/s/ GAIL D. FOSLER	Director
Gail D. Fosler

Signature	Title

/s/ JAMES R. GAVIN III, M.D., PH.D.	Director
James R. Gavin III, M.D., Ph.D.

/s/ JOSEPH B. MARTIN, M.D., PH.D.	Director
Joseph B. Martin, M.D., Ph.D.

/s/ CAROLE UHRICH SHAPAZIAN	Director
Carole Uhrich Shapazian

/s/ THOMAS T. STALLKAMP	Director
Thomas T. Stallkamp

/s/ K. J. STORM	Director
K. J. Storm

/S/ ALBERT P.L. STROUCKEN	Director
Albert P.L. Stroucken

/s/ FRED L. TURNER	Director
Fred L. Turner

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Number and Description of Exhibit

3.	Certificate of Incorporation and Bylaws

	3.1*	Restated Certificate of Incorporation, as amended, including Certificate of Designation of Series B Junior Participating Preferred Stock and Certificate of Elimination of Series A Junior Participating Preferred Stock, filed as exhibit 3.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002.

	3.2*	Certificate of Designation of Series A Junior Participating Preferred Stock, filed under the Securities Act of 1933 as Exhibit 4.3 to the company’s registration statement on Form S-8 (No. 33-28428).

	3.3*	Amended and Restated Bylaws dated February 25, 2003, filed as exhibit 3.3 to the company’s annual report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

4.	Instruments defining the rights of security holders, including indentures

	4.1*	Amended and Restated Indenture dated November 15, 1985 (the “Indenture”), between the company and First Trust N.A. (“First Trust”) as successor in interest to Continental Illinois National Bank and Trust Company of Chicago (“Continental”), filed under the Securities Act of 1933 as exhibit 4.1 to the company’s registration statement on Form S-3 (No. 33-1665).

	4.2*	First Supplemental Indenture to the Indenture between the company and First Trust (as successor in interest to Continental), filed under the Securities Act of 1933 as exhibit 4.1(A) to the company’s registration statement on Form S-3 (No. 33-6746).

	4.3*	Supplemental Indenture dated as of January 29, 1997, between the company and First Trust (as successor to Continental), filed under the Securities Act of 1933 as exhibit 4.1B to the company’s debt securities shelf registration statement on Form S-3 (No. 333-19025) (the “1997 Shelf”).

	4.4*	Fiscal and Paying Agency Agreement dated as of November 15, 1984, between the company and Citibank, N.A., as amended, filed as exhibit 4.16 to the company’s annual report on Form 10-K for the year ended December 31, 1987 (the “1987 Form 10-K”).

	4.5*	Specimen 9½% Note, filed as exhibit 4.3(a) to the company’s current report on Form 8-K dated June 23, 1988.

	4.6	Intentionally omitted.

	4.7	Intentionally omitted.

	4.8*	Specimen 7.125% Note, filed as exhibit 4.10 to the company’s annual report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”).

	4.9*	Specimen 7.65% Debenture, filed as exhibit 4.11 to the 1996 Form 10-K.

	4.10*	Contingent Payment Rights Agreement, filed under the Securities Act of 1933 as exhibit 2 to the Company’s registration statement on Form S-4 (No. 333-47927).

	4.11*	Rights Agreement dated as of December 9, 1998, between the company and First Chicago Trust Company of New York, filed as Exhibit 1 to a registration statement on Form 8-A dated February 23, 1999.

	4.12*	Indenture dated as of May 21, 2001 by and among the company and Bank One Trust Company, N.A. as trustee, filed as exhibit 4.6 to the company’s registration statement on Form S-3 (No. 333-67772).

Number and Description of Exhibit

	4.13*	Form of Debenture, filed as exhibit 4.7 to the company’s registration statement on Form S-3 (No. 333-67772).

	4.14*	Registration Rights Agreement dated May 16, 2001 by and among the company and the initial purchasers of the Debentures, filed as exhibit 4.8 to the company’s registration statement on Form S-3 (No. 333-67772).

	4.15*	Purchase Contract Agreement, dated as of December 17, 2002, between the company and Bank One Trust Company, N.A., as Purchase Contract Agent, filed as exhibit 4.2 to Amendment No. 1 to the Form 8-A dated December 23, 2002 (“December 2002 Form 8-A”).

	4.16*	Pledge Agreement, dated as of December 17, 2002, among the company, Bank One Trust Company, N.A., as Collateral Agent, Custodial Agent and Securities Intermediary and Bank One Trust Company, N.A., as Purchase Contract Agent, filed as exhibit 4.3 to December 2002 Form 8-A.

	4.17*	Remarketing Agreement, dated as of December 17, 2002, among the company, Bank One Trust Company, N.A., as Purchase Contract Agent, and the Remarketing Agent named therein, filed as exhibit 4.4 to December 2002 Form 8-A.

	4.18*	Indenture, dated as of April 26, 2002 between the company and Bank One Trust Company, N.A., as Trustee, filed as exhibit 4.5 to December 2002 Form 8-A.

	4.19*	Supplemental Indenture No. 1, dated as of December 17, 2002, between the company and Bank One Trust Company, N.A., as Trustee, filed as exhibit 4.6 to December 2002 Form 8-A.

	4.20*	Form of Corporate Unit (included in exhibit 4.15).

	4.21*	Form of Senior Note due 2008 (included in exhibit 4.19).

	4.22*	Second Supplemental Indenture, dated as of March 10, 2003 between the company and Bank One Trust Company, N.A., as Trustee, filed as exhibit 4.2 to the company’s registration statement on Form S-4 (No. 333-109329).

10.	Material Contracts

C	10.1*	Form of Indemnification Agreement entered into with directors and officers, filed as exhibit 19.4 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1986.

C	10.2*	Baxter International Inc. International Retirement Plan, filed as exhibit 10.2 to the company’s annual report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

C	10.3*	Baxter International Inc. and Subsidiaries Supplemental Pension Plan, as amended and restated effective January 1, 2002, filed as exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 (the “March 2002 Form 10-Q”).

C	10.4*	2001 Global Stock Option Plan, filed as exhibit 10.4 to the 2002 Form 10-K.

C	10.5*	Baxter International Inc. Stock Option Plan adopted February 21, 2000, filed as exhibit 10.2 to the company’s registration statement on Form S-8 (No. 333-48906).

C	10.6*	1987 Incentive Compensation Program, filed as exhibit C to the company’s proxy statement for use in connection with its May 13, 1987, annual meeting of stockholders.

C	10.7*	Amendment to 1987 Incentive Compensation Program, filed as exhibit 19.1 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1989.

Number and Description of Exhibit

C	10.8*	Baxter International Inc. Non-Employee Director Stock Option Plan for Annual Grant, as amended and restated effective May 6, 2003, filed as exhibit 10.8 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 Form 10-Q”).

C	10.9*	Baxter International Inc. and Subsidiaries Deferred Compensation Plan, as amended and restated effective January 1, 2002, filed as exhibit 10.9 to the March 2002 Form 10-Q.

C	10.10*	First Amendment to the Baxter International Inc. and Subsidiaries Deferred Compensation Plan, filed as exhibit 10.10 to the September 2002 Form 10-Q.

C	10.11*	Stock Option Plan adopted March 14, 1997, filed as exhibit 4.8 to the company’s registration statement on Form S-8 (No. 333-71533).

C	10.12*	Corporate Aviation Policy, filed as exhibit 10.33 to the company’s annual report on Form 10-K for the year ended December 31, 1992.

C	10.13*	1994 Incentive Compensation Program, filed as exhibit A to the company’s proxy statement for use in connection with its April 29, 1994 annual meeting of stockholders.

C	10.14*	1999 Shared Investment Plan, filed as exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999.

C	10.15*	Officer Incentive Compensation Plan, filed as exhibit 10.15 to the 2001 Form 10-K.

C	10.16*	Baxter International Inc. Restricted Stock Plan for Non-Employee Directors, as amended and restated effective May 1, 2001, filed as exhibit 10.16 to the quarterly report on Form 10-Q for the quarter ended March 31, 2001.

C	10.17*	1995 Stock Option Grant Terms and Conditions, filed as exhibit 10.34 to the company’s annual report on Form 10-K for the year ended December 31, 1995.

C	10.18*	Stock Option Plan adopted February 17, 1997, filed as exhibit 4.2 to the company’s registration statement on Form S-8 (No. 333-71533).

C	10.19*	November 1996 Stock Option Grant Terms and Conditions, filed as exhibit 10.33 to the 1996 Form 10-K.

C	10.20*	November 1996 Premium Price Stock Option Grant Terms and Conditions, filed as exhibit 10.34 to the 1996 Form 10-K.

C	10.21*	November 1997 Stock Option Grant Terms and Conditions, filed as exhibit 10.36 to the company’s annual report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”).

C	10.22*	1998 Incentive Compensation Program, filed as exhibit 10.37 to the 1997 Form 10-K.

C	10.23*	Long Term Incentive Plan, filed as exhibit 10.38 to the 1997 Form 10-K.

C	10.24*	1997 Scientific Advisory Board Option Plan, filed as exhibit 4.4 to the company’s registration statement on Form S-8 (No. 333-71533).

C	10.25*	2000 Incentive Compensation Program, filed as exhibit A to the company’s proxy statement for use in connection with its May 2, 2000 annual meeting of stockholders.

C	10.26*	Employee Stock Purchase Plan for United States Employees (as amended and restated effective October 1, 1999), filed as exhibit 10 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999.

C	10.27*	2001 Incentive Compensation Program and Amendment No. 1 thereto, filed as exhibit 10.27 to the 2001 Form 10-K.

Number and Description of Exhibit

C	10.28*	Stock Option Plan adopted February 17, 1998, filed as exhibit 4.5 to the company’s registration statement on Form S-8 (No. 333-71533).

C	10.29*	Special Stock Option Plan adopted February 17, 1998, filed as exhibit 4.6 to the company’s registration statement on Form S-8 (No. 333-71533).

C	10.30*	2003 Incentive Compensation Program, filed as exhibit A to the company’s proxy statement for use in connection with its May 6, 2003 annual meeting of stockholders.

C	10.31*	Baxter International Inc. Non-Employee Director Compensation Plan adopted May 6, 2003, filed as exhibit 10.31 to the June 2003 Form 10-Q.

C	10.32*	Baxter International Inc. Non-Employee Director Deferred Compensation Plan, filed as exhibit 10.32 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.

C	10.33*	Separation Agreement with Alan Heller dated December 17, 2003, filed as exhibit 10.33 to the company’s annual report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

C	10.34*	Separation Agreement with Thomas Glanzmann dated January 30, 2004, filed as exhibit 10.34 to the 2003 Form 10-K.

	12.	Computation of Ratio of Earnings to Fixed Charges.

	13.	Selections from the 2003 Annual Report to Stockholders, as amended to reflect the restatement (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this annual report on Form 10-K/A).

	21.*	Subsidiaries of Baxter International Inc., filed as exhibit 21 to the 2003 Form 10-K

	23.	Consent of PricewaterhouseCoopers LLP.

	24.	Powers of Attorney (included in signature page).

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

*	Incorporated herein by reference.

C	Exhibit contemplated by Item 15(a)(3) of Form 10-K.

Copies of the above exhibits are available at a charge of 35 cents per page upon written request to the Stockholder Services Department, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015. Copies are also available at a charge of at least 24 cents per page from the Public Reference Room of the Securities and Exchange Commission, Washington, D.C., 20549.