Form 10-K
period 2004-12-31
BAXTER INTERNATIONAL INC
filed 2005-03-16
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 1-4448

Baxter International Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-0781620
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Baxter Parkway, Deerfield, Illinois	60015
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	847.948.2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc. Pacific Exchange, Inc.

Preferred Stock Purchase Rights (currently traded with common stock)	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc. Pacific Exchange, Inc.

Corporate Units	New York Stock Exchange, Inc.

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

Yes   ✓       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   ✓       No

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $34.51 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $21.2 billion. There is no non-voting common equity held by non-affiliates of the registrant.

The number of shares of the registrant’s common stock, $1 par value, outstanding as of March 4, 2005 was 619,703,972.

Documents Incorporated By Reference

Portions of the registrant’s annual report to stockholders for fiscal year ended December 31, 2004 are incorporated by reference into Parts I, II and IV of this report. Portions of the registrant’s proxy statement for use in connection with its annual meeting of stockholders to be held on May 3, 2005 are incorporated by reference into Part III of this report.

TABL E OF CONTENTS

ADVATE, Baxter, COLLEAGUE CX, ENLIGHTENEDHRBC, EXTRANEAL and GAMMAGARD, are trademarks of Baxter International Inc. and its affiliates.

Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015

PART I

Item 1.	Business.

Company Overview

Baxter operates as a global diversified medical products and services company with expertise in medical devices, pharmaceuticals and biotechnology that assist healthcare professionals and their patients with the treatment of complex medical conditions, including hemophilia, immune disorders, infectious diseases, cancer, kidney disease, trauma and other conditions. The company’s products are used by hospitals, clinical and medical research laboratories, blood and plasma collection centers, kidney dialysis centers, rehabilitation centers, nursing homes, doctors’ offices and by patients at home under physician supervision. Baxter manufactures products in 28 countries and sells them in over 100 countries.

Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, except as otherwise indicated in information incorporated by reference, “Baxter International” means Baxter International Inc. and “Baxter” or the “company” means Baxter International and its subsidiaries.

For information regarding significant divestitures, acquisitions and restructurings, see Baxter’s Annual Report to Stockholders for the year ended December 31, 2004 (Annual Report), pages 50-51, section entitled “Notes to Consolidated Financial Statements—Discontinued Operations,” pages 51-53, section entitled “Notes to Consolidated Financial Statements—Acquisitions, Intangible Assets and IPR&D” and pages 53-55, section entitled “Notes to Consolidated Financial Statements—Special Charges” which are incorporated by reference.

Information about Baxter’s operating results and working capital practices is incorporated by reference from the Annual Report, pages 17-38, section entitled “Management’s Discussion and Analysis.”

Business Segments

Continuing operations are comprised of three segments: Medication Delivery, which provides a range of intravenous solutions and specialty products that are used in combination for fluid replenishment, general anesthesia, nutrition therapy, pain management, antibiotic therapy and chemotherapy; BioScience, which develops biopharmaceuticals, biosurgery products, vaccines and blood collection, processing and storage products and technologies for transfusion therapies; and Renal, which develops products and provides services to treat end-stage kidney disease. Financial information about Baxter’s segments is incorporated by reference from the Annual Report, pages 70-72, section entitled “Notes to Consolidated Financial Statements—Segment Information.” Unless otherwise indicated, each of the factors discussed in Part I do not materially differ in their impact across each of the three segments.

Medication Delivery

Business Overview.    Baxter has a history of firsts in the medication management and drug delivery business, including the introduction of the first flexible, closed-system intravenous (IV) solutions, eliminating ambient air that could carry potential contaminants. The company is a leading manufacturer of specialty pharmaceuticals and devices that help physicians, pharmacists and nurses effectively deliver critical fluids and drugs to patients. From the emergency and operating rooms through recovery, these products follow the patient through the continuum of care helping provide fluid replenishment, general anesthesia, parenteral nutrition, pain management, antibiotic therapy, chemotherapy and other therapies.

2004 Highlights.    Baxter’s Medication Delivery business continued to expand its generic injectable portfolio, launching a number of new products in the United States, and fulfilled several bio-defense contracts for the U.S. government in 2004. Baxter received 510(k) clearance from the Food and Drug Administration (FDA) to market its wireless pump connectivity interface, connecting Baxter’s COLLEAGUE CX infusion pump to its Patient Care System, a wireless patient information and medication management system that links with the company’s bar-coded solutions and drug delivery systems to provide a comprehensive, integrated approach to reducing medication errors. Conversion of manufacturing lines to accommodate the company’s ENLIGHTENEDHRBC bar-coding system for flexible IV containers continued in 2004, in advance of the FDA bar code mandate.

BioScience

Business Overview.    For more than 50 years, Baxter has pioneered the development of critical therapies to treat chronic diseases such as hemophilia, immune deficiencies and other blood disorders. The company also provides a range of support services for these patients – from education to reimbursement assistance. Baxter’s BioScience business also produces biosurgery products used for hemostasis and tissue-sealing, and is a leading manufacturer of products used by hospitals, blood banks and plasma collection centers worldwide to collect and process blood components. In addition, Baxter produces vaccines for the prevention of infectious diseases.

2004 Highlights.    In 2004, Baxter received approval in Europe for ADVATE Antihemophilic Factor (Recombinant), Plasma/Albumin Free Method (rAHF-PFM), the company’s next-generation recombinant Factor VIII, and launched the therapy in 12 European countries. ADVATE is the first and only Factor VIII made without any added human or animal proteins in the cell culture, purification or final formulation process. In 2004, ADVATE’s first full year on the market, sales of the product exceeded $280 million. In October 2004, Baxter applied for regulatory approval of the product in Japan. Also in 2004, Baxter filed for regulatory approval in the United States and Europe of a next-generation, liquid formulation intravenous immune globulin that offers more convenience and three viral-inactivation steps in the manufacturing process.

Renal

Business Overview.    Baxter leads the way in the development of renal products and services for patients suffering from end-stage renal disease (ESRD), or irreversible kidney failure. The company is the world’s leading provider of products for peritoneal dialysis (PD), a self-administered home-based treatment for kidney disease, and also provides products for hemodialysis (HD), a procedure that takes place at a hospital or clinic. With an estimated 1.2 million people worldwide suffering from ESRD, Baxter’s Renal business is committed to helping patients worldwide receive the best treatment options available.

2004 Highlights.    As the market leader in PD, Baxter continues to expand the use of this treatment option, and grow its position through new patient care solutions. In 2004, the company provided increased availability of low-cost PD therapy options to emerging markets, such as India, making this life-saving therapy available to a previously untreated population. Baxter also increased the availability of its specialty PD solutions portfolio around the world, with the expansion of its physiologic base solutions in Europe, Japan, Canada and Asia. In the United States, Baxter was granted an expanded FDA indication for EXTRANEAL, a specialty solution for management of ESRD.

Information regarding the net sales contributed by the company’s principal products is incorporated by reference from the Annual Report, pages 70-72, section entitled “Notes to Consolidated Financial Statements—Segment Information.”

International Markets

Baxter generates approximately 50 percent of its revenues outside the United States. While healthcare cost containment continues to be a focus around the world, demand for healthcare products and services continues to be strong worldwide, particularly in developing markets. The company’s strategies emphasize global expansion and technological innovation to advance medical care worldwide.

Methods of Distribution

Baxter International is the holding company for various subsidiaries and divisions, many of which have their own sales forces and direct their own sales efforts. In addition, sales are made to and through independent distributors, drug wholesalers acting as sales agents and specialty pharmacy or homecare companies. In the United States, Cardinal Health, Inc. (Cardinal Health) warehouses and ships a significant portion of the company’s products through its distribution centers. These centers are generally stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct-mail campaigns, trade publications and advertising. Customers may return defective merchandise for credit or replacement. In recent years, such returns have been immaterial.

International sales are made and products are distributed on a direct basis or through independent local distributors in more than 100 countries. International subsidiaries employ their own field sales forces in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, the Czech Republic, Denmark, Ecuador, Finland, France, Germany, Greece, Guatemala, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Panama, Peru, the Philippines, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom and Venezuela. In other countries, sales are made through independent distributors or sales agents.

Raw Materials

Raw materials essential to the company’s business are purchased worldwide in the ordinary course of business from numerous suppliers. Although most of these materials are generally available, certain raw materials used in producing some of the company’s products are available only from one or a limited number of suppliers and Baxter has at times experienced occasional shortages of supply. In an effort to manage risk associated with raw materials supply, Baxter works closely with its suppliers to help ensure availability and continuity of supply while maintaining high quality and reliability. The company also seeks to develop new sources of supply where beneficial to its overall raw materials procurement strategy.

In some situations, the company has long-term supply contracts with its suppliers to help maintain continuity of supply and manage the risk of price increases. Baxter is not always able to recover cost increases for raw materials through customer pricing due to contractual limits and market pressure on such price increases. See Item 1—“Business—Contractual Arrangements.”

Some of the raw materials employed in Baxter’s production processes are derived from human and animal origins. Though every care is taken in assuring the safety of these raw materials, the nature of their origin elevates the potential for the introduction of pathogenic agents. Baxter believes the production processes that employ these materials adequately eliminate infectious or toxic elements that may be present in these raw materials.

As is common in new technologies including biotechnology, the precision and accuracy of raw material specifications is less mature than in other industries. This can have a potential impact on the ability to produce product at the quality standards Baxter adheres to and within Baxter’s cost expectations.

Patents and Trademarks

Baxter relies on a combination of patents, trademarks, copyrights, trade secrets, know-how and confidentiality agreements to protect the company’s products and technology. Baxter owns a number of patents and trademarks throughout the world and has entered into license arrangements relating to various third-party patents and technologies. Products manufactured by Baxter are sold primarily under its own trademarks and trade names. While Baxter carefully develops its products and processes to avoid interfering with the intellectual property rights of other parties, disputes may arise between Baxter and such third parties concerning the enforceability and validity of those parties’ patents, trademarks and know-how with respect to certain Baxter products and processes. Some products distributed by the company are sold under the company’s trade names while others are sold under trade names owned by its suppliers. Trade secret protection of unpatented confidential and proprietary information is also important to Baxter. The company maintains certain details about its processes, products, and technology as trade secrets and generally requires employees, consultants, parties to collaboration agreements and other business partners to enter into confidentiality agreements. In the aggregate, the company’s intellectual property rights are of material importance to Baxter’s business. However, Baxter believes that its overall business position is not materially dependent upon any single patent or trademark.

Baxter’s policy is to protect its products and technology through patents and trademarks on a worldwide basis. This protection is sought in a manner that balances the cost of such protection against obtaining the greatest value for the company. The company also recognizes the need to promote the enforcement of its patents and trademarks. Baxter will continue to take all commercially reasonable steps to enforce its patents and trademarks around the world against potential infringers. However, there can be no assurance that any action will result in favorable decisions. Moreover, patents relating to particular products, uses, formulations or processes may not preclude other manufacturers from employing alternative processes or from marketing alternative products or formulations that compete with the company’s products. In addition, third-parties could independently develop know-how similar to Baxter’s unpatented proprietary information.

Competition

The changing healthcare environment in recent years has led to increasingly intense competition among biotechnology, pharmaceutical and medical device companies. Although no single company competes with Baxter in all of its businesses, Baxter faces substantial competition in each of its segments, generally from global and domestic healthcare companies of all sizes. There has been consolidation in the company’s customer base, and by its competitors, which has resulted in pricing and market share pressures. Some competitors, principally large pharmaceutical companies, have greater financial, research and development and marketing resources than Baxter, and large pharmaceutical companies are increasingly competing in the same markets as Baxter. Competition is focused on price, cost-effectiveness, service, product performance and technological innovation. Pressure in these areas is expected to continue.

Many factors contribute to pricing pressure on Baxter and others in the healthcare marketplace. Governments around the world utilize various mechanisms to control healthcare expenditures, such as price controls, product formularies (lists of recommended or approved products), and competitive tenders which require the submission of a bid to sell products. Sales of Baxter’s products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payers. Many state governments have adopted or proposed initiatives relating to Medicaid and other health programs that may limit reimbursement or increase rebates that Baxter and other providers are required to pay to the state. In addition to government regulation, managed care organizations (MCOs) in the United States, which include medical insurance companies, medical plan administrators, health-maintenance organizations, hospital and physician alliances and pharmacy benefit managers, continue to put pressure on the price and usage of healthcare products. MCOs seek to contain healthcare expenditures, and their purchasing strength has been increasing due to their consolidation into fewer, larger organizations and a growing number of enrolled patients. Baxter faces similar issues outside of the United States. In Europe and some other markets, for example, the government provides healthcare at low cost to patients, and controls its expenditures by regulating prices or limiting reimbursement or patient access to certain products.

Competition has intensified in each of Baxter’s segments. In the BioScience business, the competitive environment for plasma-derived products has changed dramatically due to the entry of foreign competitors into the United States market. Competition in the recombinant marketplace has also increased, primarily due to the reentry of Bayer AG and Wyeth as manufacturers of recombinant Factor VIII and Bayer AG’s expansion of its manufacturing capacity. The Medication Delivery business expects increased pricing pressure from generic competition for injectable drugs, and from group purchasing organizations (GPOs) in the United States. The company believes it is likely that additional competitors may enter the market selling a generic propofol, an anesthetic agent, which could result in a loss of market share and price erosion. See Item 1—“Business—Contractual Arrangements” below for further discussion of Baxter’s relationship with Premier Purchasing Partners L.P. and other GPOs. In addition, the Medication Delivery business faces increased competition from Hospira, Inc., the hospital products business spun-off by Abbott Laboratories in April 2004, which focuses its resources on the hospital market. In the Renal business, global and regional competitors are continuing to expand their manufacturing capacity for PD products and their PD sales and marketing channels.

The company intends to manage the challenges resulting from this intense competition by focusing on the following:

•	capitalizing on its market-leading positions;

•	strengthening its core businesses, and investing in faster growing, higher margin businesses;

•	prioritizing and executing research and development projects in order to develop innovative products and services;

•	leveraging and restructuring its cost structure and, where appropriate, restructuring or divesting under-performing assets;

•	upgrading and consolidating manufacturing and research and development facilities; and

•	entering strategic partnerships and alliances and making select acquisitions.

Baxter’s Medication Delivery, BioScience and Renal businesses enjoy leading positions based on a number of competitive advantages. The Medication Delivery business benefits from the breadth and depth of its product offering, as well as strong relationships with customers, including hospitals and acute care facilities, customer purchasing groups and pharmaceutical companies. The BioScience business benefits from a number of competitive advantages, such as continued innovation of products and services, its strong customer relationships, and reliable and consistent supply of its products. Baxter’s Renal business capitalizes on its position as the world’s leading manufacturer of PD products, as well as its strong relationships with customers and patients, including the many patients who self-administer the home-based therapy supplied by Baxter. In addition, the company believes that each of its three business segments benefits from the technological advantages of its products, as described above. See Item 1—“Business—Business Segments.”

Baxter’s competitors, large and small, will continue to introduce competitive products. The company’s research and development efforts are essential to remaining competitive in all three of its business segments. The development and acquisition of innovative products and technologies that improve efficacy, safety, patients’ ease of use and cost-effectiveness are important to Baxter’s success. The success of new product offerings will depend on many factors, including the company’s ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economical and timely manner, and differentiate its products from those of its competitors.

Seasonality

Sales and earnings have historically been higher in the fourth quarter of the year, principally reflecting the buying patterns of customers.

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

In order to address matters of product quality that arise from time to time, Baxter has developed and is implementing a global quality system improvement strategy to review and redesign its quality systems. This program is designed to enhance the effectiveness of corrective and preventive actions taken in response to quality issues that may arise with respect to the company’s products and facilities. As a part of this program, the company has initiated a number of organizational changes within the quality, regulatory affairs and medical surveillance functions. Baxter is also expanding its Six Sigma program to drive product and process improvements. As discussed under “Government Regulation” below, as is the case for any medical products company, Baxter is subject to regulatory scrutiny by the FDA and other regulatory agencies. Baxter has communicated with the FDA about its global quality system improvement strategy and provides regular updates to the FDA about the status of the implementation efforts.

From time to time, the company may determine that products manufactured or marketed by the company do not meet company specifications, published standards, such as those issued by the International Standards Organization, or regulatory requirements. When a quality issue is identified, depending upon the circumstances, Baxter will investigate and take appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling, and/or other actions.

Government Regulation

The operations of Baxter and many of the products manufactured or sold by the company are subject to extensive regulation by numerous governmental agencies, both within and outside the United States. In the United States, the federal agencies that regulate the company’s facilities, operations, employees, products (their manufacture, sale, import and export) and services include: the FDA, the Drug Enforcement Agency, the Environmental Protection Agency, the Occupational Health & Safety Administration, the Department of Agriculture, the Department of Labor, the Department of Defense, Customs and Border Protection, the Department of Commerce, the Department of Treasury and others. Because Baxter supplies products and services to healthcare providers that are reimbursed by federally funded programs such as Medicare, its activities are also subject to regulation by the Center for Medicare/Medicaid Services and enforcement by the Office of the Inspector General within the Department of Health and Human Services. State agencies also regulate the facilities, operations, employees, products and services of the company within their respective states. Government agencies outside the United States also regulate public health, product registration, manufacturing, environmental conditions, labor, exports, imports and other aspects of the company’s global operations.

The FDA in the United States, as well as other governmental agencies inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of Baxter’s products. The company must obtain specific approval from the FDA and non-U.S. regulatory authorities before it can market and sell most of its products in a particular country. Even after the company obtains regulatory approval to market a product, the product and the company’s manufacturing processes are subject to continued review by the FDA and other regulatory authorities.

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

Environmental policies of the company require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection. Various non-material capital expenditures for environmental protection were made by Baxter during 2004 and similar expenditures are planned for 2005. See Item 3—“Legal Proceedings.”

Research and Development

Baxter is actively engaged in research and development programs to develop innovative products, systems and manufacturing methods. These activities are performed at research and development centers located around the world and include facilities in Austria, Belgium, France, Japan, Malta and the United States. Expenditures for Baxter-sponsored research and development activities relating to continuing operations were $517 million in 2004, $553 million in 2003 and $501 million in 2002.

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

Employees

As of December 31, 2004, Baxter employed approximately 48,000 people.

Contractual Arrangements

A substantial portion of the company’s products are sold through contracts with customers, both within and outside the United States. Many of these contracts have terms of more than one year and place limits on price increases. In the case of hospitals, clinical laboratories and other facilities, these contracts may specify minimum quantities of a particular product or categories of products to be purchased by the customer. In keeping with the increased emphasis on cost-effectiveness in healthcare delivery, some hospitals and other customers of medical products have joined group purchasing organizations, or GPOs, or combined to form integrated delivery networks, or IDNs, to enhance purchasing power. GPOs and IDNs negotiate pricing arrangements with manufacturers and distributors, and the negotiated prices are made available to members. The medical products industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger and more complex. The enhanced purchasing power of these customers increases the pressure on product pricing.

Baxter has purchasing agreements with several of the major GPOs in the United States, including Premier Purchasing Partners L.P. (Premier). Some of these GPOs, including Premier, have agreements with more than one supplier for certain products. This is the case, for instance, with respect to the company’s agreement with Premier for intravenous solutions, nutrition products and infusion and pain management pumps and sets. Accordingly, in these cases, Baxter faces competition from other suppliers even where a customer is a member of a GPO under contract with Baxter. Baxter often enters into a separate contract directly with a customer even if the customer is a GPO member.

Sales by various Baxter businesses to members of Premier, pursuant to various contracts, represented approximately 7.7%, 8.4% and 8.9% of the company’s consolidated net sales from continuing operations in 2004, 2003 and 2002, respectively. The company has a number of contracts with Premier that are independently negotiated and expire on various dates. Baxter’s sales could be adversely affected if any of its contracts with Premier or other GPOs or IDNs are terminated in part or in their entirety, or members decide to purchase from another supplier.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this report that are not historical facts include forward-looking statements. These statements are based on the company’s current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the company and the healthcare arenas in which it operates. Many factors could affect the company’s actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include, but are not limited to:

•	the company’s ability to realize in a timely manner the anticipated benefits of restructuring initiatives;

•	the effect of economic conditions;

•	the impact of geographic and/or product mix on the company’s sales;

•	actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts that could delay, limit or suspend product sales and distribution;

•	product quality and/or patient safety concerns, leading to product recalls, withdrawals, launch delays or declining sales;

•	product development risks;

•	interest rates;

•	technological advances in the medical field;

•	demand for and market acceptance risks for new and existing products, such as ADVATE Antihemophilic Factor (Recombinant), Plasma/Albumin Free Method (rAHF-PFM), and other technologies;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	foreign currency exchange rates;

•	the availability of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	regulatory, legal or other developments relating to the company’s A, AF and AX series dialyzers;

•	the ability to obtain adequate insurance coverage at reasonable cost;

•	ability to enforce patents;

•	patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	reimbursement policies of government agencies and private payers;

•	internal and external factors that could impact commercialization;

•	results of product testing; and

•	other factors described elsewhere in this report or in the company’s other filings with the Securities and Exchange Commission (SEC).

Additionally, as discussed in Part I—Item 3—“Legal Proceedings,” upon the resolution of certain legal matters, the company may incur charges in excess of presently established reserves. Any such charge could have a material adverse effect on the company’s results of operations or cash flows in the period in which it is recorded.

Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are not economic or not available. If the United States Dollar strengthens significantly against foreign currencies, the company’s ability to realize projected growth rates in its sales and net earnings outside the United States, as reported in United States Dollars, could be negatively impacted.

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

Financial information about foreign and domestic operations is incorporated by reference from the Annual Report, pages 70-72, section entitled “Notes to Consolidated Financial Statements—Segment Information.”

Available Information

Baxter makes available free of charge on its website at www.baxter.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. The public may read and copy materials that Baxter files with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

In addition, Baxter’s Corporate Governance Guidelines, Global Business Practice Standards, and the written charters for the committees of Baxter’s Board of Directors are available on Baxter’s website at www.baxter.com under “Corporate Governance” and in print upon request by writing to: Corporate Secretary, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015.

Item 2.	Properties.

Baxter owns or has long-term leases on substantially all of its major manufacturing facilities. With respect to its continuing operations, the company maintains 29 manufacturing facilities in the United States and its territories, including five in Puerto Rico. The company also manufactures in Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, France, Germany, India, Ireland, Italy, Japan, Malta, Mexico, New Zealand, the Philippines, Poland, Singapore, Spain, Switzerland, Tunisia, Turkey and the United Kingdom. While the majority of these facilities are shared by more than one of the company’s business segments, ten domestic facilities and 16 international facilities exclusively manufacture for the Medication Delivery operations; nine domestic and 21 international facilities exclusively manufacture for the BioScience operations; and the Renal business is the exclusive operator of two domestic and eight international facilities. The company also owns or operates shared distribution facilities throughout the world, including ten in the United States and Puerto Rico and 113 located in 36 foreign countries.

The company maintains a continuous improvement program for its properties, including the retirement or improvement of older facilities and the construction of new facilities. This program includes improvement of manufacturing facilities to enable production and quality control programs to conform to the current state of technology and government regulations. Capital expenditures relating to continuing operations were $558 million in 2004, $792 million in 2003 and $852 million in 2002 (which amounts include additions to the pool of equipment placed with or leased to customers of $77 million in 2004, $113 million in 2003 and $118 million in 2002).

Baxter believes that its facilities are suitable for their intended use, provide adequate production capacity, are generally utilized at normal and acceptable levels, and are generally well maintained and in good operating condition and repair. The company continually evaluates its plants and production lines and believes that its current facilities plus any planned expansions are generally sufficient to meet its expected needs and expected near-term growth. Expansion projects and facility closings will be undertaken as necessary in response to market needs.

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

Product Liability

Mammary Implant Litigation

Baxter International, together with certain of its subsidiaries, is currently a defendant in various courts in a number of lawsuits seeking damages for injuries of various types allegedly caused by silicone mammary implants previously manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by Baxter in 1985, divested its Heyer-Schulte division in 1984. It is not known how many of these claims and lawsuits involve products manufactured and sold by Heyer-Schulte, as opposed to other manufacturers. In December 1998, a panel of independent medical experts appointed by a federal judge announced its findings that reported medical studies contained no clear evidence of a connection between silicone mammary implants and traditional or atypical systemic diseases. In June 1999, a similar conclusion was announced by a committee of independent medical experts from the Institute of Medicine, an arm of the National Academy of Sciences. The majority of the claims and lawsuits against the company have been resolved. Certain of the proceedings are ongoing, as described below.

As of December 31, 2004, Baxter International, together with certain of its subsidiaries, was named as a defendant or co-defendant in 67 lawsuits relating to mammary implants, brought by approximately 154 plaintiffs, of which 125 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, ten currently are included in the Lindsey class action Revised Settlement described below, which accounts for approximately nine of the pending lawsuits against the company. Additionally, 57 plaintiffs have opted out of the Revised Settlement (representing approximately 44 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, the company believes that not all of the opt-out plaintiffs will have viable claims against the company. As of December 31, 2004, 27 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during 2004, Baxter obtained dismissals, or agreements for dismissals, with respect to 76 plaintiffs.

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

On March 31, 2000, the United States Department of Justice filed an action in the federal district court in Birmingham, Alabama against Baxter and other manufacturers of breast implants, as well as the escrow agent for the Revised Settlement fund, seeking reimbursement under various federal statutes for medical care provided to various women with mammary implants. On September 26, 2001, the District Court granted the motion of all defendants, including Baxter, to dismiss the action. The federal government appealed the dismissal and on September 15, 2003 the Eleventh Circuit Court of Appeals reversed the order of dismissal and remanded the case to the District Court. The defendants, including Baxter, filed a petition for a writ of certiorari in the United States Supreme Court, which petition was denied in June 2004. In October 2004, the District Court approved a settlement between all defendants, including Baxter and the Department of Justice.

Baxter believes that a substantial portion of its liability and defense costs for mammary implant litigation will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer insolvency.

Plasma-Based Therapies Litigation

Baxter currently is a defendant in a number of claims and lawsuits brought by individuals who have hemophilia, and their families, all seeking damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII or IX derived from human blood plasma (factor concentrates) processed by the company from the late 1970s to the mid-1980s. The typical case or claim alleges that the individual was infected with the HIV virus by factor concentrates, which contained the HIV virus. None of these cases involves factor concentrates currently processed by the company.

As of December 31, 2004, Baxter was named as a defendant in 15 lawsuits and has received notice of 145 claims in the United States, France, Ireland, Italy, Japan and Spain. The U.S.D.C. for the Northern District of

Illinois has approved a settlement of U.S. federal court factor concentrate cases. As of December 31, 2004, all 6,246 claimant groups eligible to participate in the settlement have been paid. In addition, the company and other manufacturers have been named as defendants in 13 lawsuits, seven of which are purported class actions, pending in the U.S.D.C. for the Northern District of Illinois on behalf of claimants, who are primarily non-U.S. residents, seeking unspecified damages for HIV and/or Hepatitis C infections from their use of plasma based factor concentrates.

In addition, Immuno International AG (Immuno), acquired by Baxter in 1996, has unsettled claims and lawsuits for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV and/or Hepatitis C by factor concentrates. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. Pursuant to the stock purchase agreement between the company and Immuno, as revised in April 1999, approximately 26 million Swiss Francs, which is the equivalent of approximately $20 million based on the exchange rate as of December 31, 2004, of the purchase price is being withheld to cover these contingent liabilities.

Baxter is currently named in a number of claims and lawsuits brought by individuals who infused the company’s GAMMAGARD IVIG (intravenous immunoglobulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing GAMMAGARD IVIG. As of December 31, 2004, Baxter was a defendant in nine lawsuits and has received notice of six claims in the United States, France, Denmark, Italy, Germany and Spain. One class action in the United States has been certified. In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used GAMMAGARD IVIG between January 1993 and February 1994.

The company believes that a substantial portion of the liability and defense costs related to its plasma-based therapies litigation will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer insolvency.

Althane Dialyzers Litigation

Baxter has been a defendant in a number of civil cases seeking unspecified damages for alleged injury from exposure to Baxter’s Althane series of dialyzers, which were withdrawn from the market in 2001. All of these suits have been resolved, although the possibility of additional suits being filed cannot be excluded. Currently, there are a number of claims from Croatian citizens and one from the Spanish Ministry of Health, although suits have not been filed. The company previously reached settlements with a number of families of patients who died or were injured in Spain, Croatia and the United States allegedly after undergoing hemodialysis on an Althane dialyzer. The U.S. government is investigating the matter and Baxter has received a subpoena to provide documents. Baxter is fully cooperating with the Department of Justice.

Vaccines Litigation

As of December 31, 2004, Baxter and certain of its subsidiaries have been served as defendants, along with others, in 148 lawsuits filed in various state and U.S. federal courts, four of which are purported class actions, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or other attention deficit disorders as a result of exposure to vaccines for childhood diseases containing the preservative, Thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as other companies. As of December 31, 2004, ten suits have been dismissed based on the application of the National Vaccine Injury Compensation Act. Additional Thimerosal cases may be filed in the future against Baxter and companies that marketed Thimerosal-containing products.

Other

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance’s businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance, which merged with Cardinal Health in 1999, has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of December 31, 2004, the company was named as a defendant in 21 lawsuits.

Pricing

As of December 31, 2004, Baxter International and certain of its subsidiaries were named as defendants, along with others, in 19 lawsuits brought in various state and U.S. federal courts which allege that Baxter and other defendants reported artificially inflated average wholesale prices for Medicare and Medicaid eligible drugs. These cases have been brought by private parties on behalf of various purported classes of purchasers of Medicare and Medicaid eligible drugs, as well as by state attorneys general. As further explained below, all but six of these cases were consolidated in the U.S.D.C. for the District of Massachusetts for pretrial case management under Multi District Litigation rules. Claimants seek unspecified damages and declaratory and injunctive relief under various state and/or federal statutes. After the partial dismissal of the consolidated amended complaint, Plaintiffs filed an amended master consolidated class action complaint that the defendants, including Baxter, moved to dismiss. In February 2004, the court granted in part and denied in part defendants’ motion to dismiss. The lawsuits against Baxter include eight lawsuits brought by state attorneys general, which allege that prices for Medicare and Medicaid eligible drugs were artificially inflated and seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution. Specifically, in January 2002, the Attorney General of Nevada filed a civil suit in the Second Judicial District Court of Washoe County, Nevada. In February 2002, the Attorney General of Montana filed a civil suit in the First Judicial District Court of Lewis and Clark County, Montana. In June 2003, the U.S.D.C. for the District of Massachusetts remanded the Nevada case to Washoe County, Nevada and denied plaintiffs’ motion to remand the Montana case. In January 2004, the District Court remanded another case filed in state court to the Superior Court of Maricopa County, Arizona. In March 2004, the Attorney General of Pennsylvania filed a civil suit in the Commonwealth Court of Pennsylvania. That action was dismissed in February 2005. In March 2005, the Attorney General of Pennsylvania filed an amended complaint. In May 2004, the Attorney General of Texas filed a civil suit in the District Court of Travis County, Texas. In June 2004, the Attorney General of Wisconsin filed a civil suit in the Circuit Court of Dane County, Wisconsin. In November 2004, the Attorney General of Kentucky filed a civil suit in the Circuit Court of Franklin County, Kentucky. During the first quarter of 2005, Baxter has been named as a defendant in seven additional cases, three of which have been served upon the company. In January 2005, the Attorney General of Alabama filed a civil suit in the Circuit Court of Montgomery County, Alabama. In February 2005, the Attorney General of Illinois filed a civil suit in the Circuit Court of Cook County, Illinois. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement. These investigations may result in additional cases being filed by various state attorneys general.

Securities Laws and Other

In July 2003, Baxter received a request from the Midwest Regional Office of the Securities and Exchange Commission (SEC) for the voluntary production of documents and information concerning revisions to the company’s growth and earnings forecasts for 2003 and the establishment of certain reserves. The company has also been requested to voluntarily provide information as to the events in connection with the restatement of its consolidated financial statements, previously announced on July 22, 2004. The company is cooperating fully with the SEC.

In August 2002, six purported class action lawsuits were filed in the U.S.D.C. for the Northern District of Illinois naming Baxter and its then Chief Executive Officer and then Chief Financial Officer as defendants. These lawsuits, which were consolidated and sought recovery of unspecified damages, alleged that the defendants violated the federal securities laws by making misleading statements that allegedly caused Baxter common stock to trade at inflated levels. In December 2002, plaintiffs filed their consolidated amended class action complaint which named nine additional Baxter officers as defendants. In July 2003, the U.S.D.C. for the Northern District of Illinois dismissed in its entirety the consolidated amended class action complaint. In July 2004, the Seventh Circuit Court of Appeals reversed the order of dismissal and remanded the case to the District Court. In September 2004, the Seventh Circuit Court of Appeals denied motions by Baxter for rehearing, rehearing en banc and to stay the order to remand the case pending a petition for a writ of certiorari to the U.S. Supreme Court. In December 2004, Baxter filed its petition for a writ of certiorari in the U.S. Supreme Court. Plaintiffs filed a revised consolidated amended complaint in the District Court in November 2004. Baxter filed its motion to dismiss the complaint in December 2004. The District Court denied Baxter’s motion to dismiss in February 2005.

In July 2004, a purported class action lawsuit was filed in the U.S.D.C. for the Northern District of Illinois, in connection with the previously disclosed restatement, naming Baxter and its current Chief Executive Officer and Chief Financial Officer and their predecessors as defendants. The lawsuit, which seeks recovery of unspecified damages, alleges that the defendants violated the federal securities laws by making false and misleading statements regarding the company’s financial results, which allegedly caused Baxter common stock to trade at inflated levels during the period between April 2001 and July 2004. Three similar purported class action lawsuits were filed in the third quarter of 2004 in the U.S.D.C. for the Northern District of Illinois against the same defendants. These cases have been consolidated before a single judge. In October 2004, a solitary plaintiff filed a purported class action against Baxter in the Circuit Court of Cook County, Illinois alleging a breach of federal securities law through Baxter International’s secondary offering of common stock in September 2003. The plaintiff alleges that the offering price of these shares was artificially inflated by virtue of the financial statements that the company filed prior to and concurrent with the offering, which the company later amended in connection with the restatement, and seeks unspecified damages. Baxter has removed this case to the U.S.D.C. for the Northern District of Illinois and it has also been consolidated with the other federal cases. In January 2005, plaintiffs filed a consolidated amended complaint in the District Court. In February 2005, Baxter filed its motion to dismiss.

The company believes that it may be subject to additional class action litigation and regulatory proceedings in connection with the events preceding the restatement announced in the third quarter of 2004.

In October 2004, a sole plaintiff filed a purported class action in the U.S.D.C. for the Northern District of Illinois against Baxter and its current Chief Executive Officer and Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s Incentive Investment Plan and Puerto Rico Savings and Investment Plan (the Plans), which are the company’s 401(k) plans, breached their fiduciary duties to the Plans’ participants by offering Baxter common stock as an investment option in each of the Plans during the period of January 2001 to October 2004. Plaintiff alleges that Baxter common stock traded at artificially inflated prices during this period and seeks unspecified damages and declaratory and equitable relief. The plaintiff seeks to represent a class of the Plans’ participants who elected to acquire Baxter common stock through the Plans between January 2001 and the present.

In August and September 2004, three plaintiffs filed separate derivative complaints in the Circuit Court of Cook County, Illinois against the company’s Chief Executive Officer and Chief Financial Officer and certain other current and former officers and directors of the company. These actions, which plaintiffs purport to bring on the company’s behalf, seek unspecified damages for alleged breaches of fiduciary duty in connection with the company’s disclosures of its financial results between April 2001 and July 2004. These three cases have been consolidated before one judge in the state court.

In April 2003, A. Nattermann & Cie GmbH and Aventis Behring L.L.C. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation as the defendant. In

November 2003, plaintiffs dismissed the lawsuit without prejudice. The complaint, which sought injunctive relief, alleged that Baxter’s planned manufacture and sale of ADVATE would infringe United States Patent No. 5,565,427. A reexamination of the patent is pending before the United States Patent and Trademark Office.

Baxter has been named a potentially responsible party (PRP) for environmental clean-up at a number of sites. Under the United States Superfund statute and many state laws, generators of hazardous waste that is sent to a disposal or recycling site are liable for clean-up of the site if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Baxter’s estimated exposure for the eight sites where Baxter is contributing to cleanup costs is approximately $2.0 million, which has been accrued (and not discounted) in the company’s financial statements.

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

Incorporated by reference from the Annual Report, pages 17–38, section entitled “Management’s Discussion and Analysis.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from the Annual Report, pages 36–38, section entitled “Financial Instrument Market Risk.”

Item 8.	Financial Statements and Supplementary Data.

Incorporated by reference from the Annual Report, pages 40–72, sections entitled “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Stockholders’ Equity and Comprehensive Income” and “Notes to Consolidated Financial Statements.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Controls and Procedures.    The company carried out an evaluation, under the supervision and with the participation of the company’s Disclosure Committee and the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2004. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were not effective as of December 31, 2004 because of the material weakness described below.

Management’s Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The company’s internal control over financial reporting is a process designed under the supervision of the principal executive and financial officers, and effected by the board of directors and management, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, such as human judgment, errors or mistakes, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We performed an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment is to determine whether the company’s internal control over financial reporting was effective as of December 31, 2004.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management is not permitted to conclude that the company’s internal control over financial reporting is effective if there are one or more material weaknesses in internal control over financial reporting. As of December 31, 2004, the company did not maintain effective controls over the accounting for income taxes, including the determination of income taxes payable and deferred income tax assets and liabilities and the related income tax provisions. Specifically, current income taxes payable were not reconciled to expected tax payments due, and the company did not adequately review the difference between the income tax basis and financial reporting basis of assets and liabilities and reconcile the difference to recorded deferred income tax assets and liabilities. This control deficiency results in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. Further, it resulted in the restatement of the company’s consolidated financial statements for 2003, 2002 and 2001 and of the company’s interim financial statements for the first, second and third quarters of 2004. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control—Integrated Framework.

Our management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in the Annual Report on pages 40 and 41 and which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2004.

Changes in Internal Control over Financial Reporting.    There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect the company’s internal control over financial reporting.

However, to address the material weakness described above, subsequent to December 31, 2004, the company’s management has taken the following actions:

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

As a result of these actions, management believes that the financial statements included in this report fairly present in all material respects the company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. In addition, the enhanced reconciliation procedures performed to address this issue subsequent to year-end will continue to be performed in the future to ensure this matter is remediated.

In addition to the changes to control over the accounting for income taxes described above, in the first quarter of 2005, the company relocated its United States’ transaction processing activities (including cash disbursements, cash application and fixed asset processing) and general accounting activities from Northern Illinois to a new Baxter facility in Costa Rica. Also, during the first quarter of 2005, the company began to outsource its transaction processing activities in Europe to Accenture. In both cases, there have been minimal changes to the previously existing processes and the information technology systems used to process these activities. However, new people are performing many of these functions. Management believes it has taken appropriate steps to prepare for theses changes including extensive training and project management. Management is also taking appropriate steps to mitigate control risk that might otherwise arise as a result of these changes including auditing the effective performance of the controls and monitoring key performance indicators.

Item 9B.	Other Information.

On March 14, 2005, the Compensation Committee of the Board of Directors of the company approved the following 2005 incentive compensation arrangements for the company’s “named executive officers” (as that term is defined in Item 402(a)(3) of Regulation S-K), which were made pursuant to the Baxter International Inc. 2003 Incentive Compensation Program (the 2003 Program):

Executive Officer	Stock Options	Restricted Stock Units
Robert L. Parkinson, Jr. Chairman of the Board and Chief Executive Officer	750,750	80,438

John J. Greisch Corporate Vice President and Chief Financial Officer	195,000	29,250

Carlos del Salto Corporate Vice President, President, Intercontinental/Asia	165,000	25,500

David F. Drohan* Corporate Vice President, President, Medication Delivery	—	—

James E. Utts Corporate Vice President, President, Europe	90,000	13,500

*	As previously reported, Mr. Drohan is retiring from the company in early 2005.

The options to purchase the company’s common stock first become exercisable on the third anniversary of the grant date of such options and have an exercise price of $34.85, the closing price of the company’s common stock on the New York Stock Exchange on the date of the grant. Subject to certain exceptions described in the plan under which such grants of stock options were made, stock options that have not previously expired under the terms of the plan under which they were granted will expire at the close of business on the tenth anniversary of the grant date.

Restricted stock units (RSUs) vest in three equal installments beginning on the first anniversary date of the grant, subject to certain exceptions described in the plan under which such grants of RSUs were made.

The stock options and the RSUs are subject to the terms of the 2003 Program and the Baxter International Inc. LTI Stock Option and Restricted Stock Unit Plan under which they were granted, a form of which is filed with this Annual Report on Form 10-K as Exhibit 10.18 and incorporated by reference herein. The company intends to use such form of Baxter International Inc. LTI Stock Option and Restricted Stock Unit Plan from time to time in connection with future equity compensation awards to its named executive officers and other senior executives.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

(a)  Identification of Directors

Incorporated by reference from Baxter’s proxy statement for use in connection with its annual meeting of stockholders to be held on May 3, 2005 (Proxy Statement), page 4, section entitled “Election of Directors—Proposal 1 on the Proxy Card,” and pages 7-9, section entitled “Board of Directors—Director Biographies.”

(b)  Identification of Executive Officers

Following are the names and ages, as of March 16, 2005, of the executive officers of Baxter International, and one or both of its two principal operating subsidiaries, Baxter Healthcare Corporation and Baxter World Trade Corporation, their positions and summaries of their backgrounds and business experience. All executive officers of Baxter International are elected or appointed by the board of directors and hold office until the next annual meeting of directors and until their respective successors are elected and qualified. The annual meeting of directors is held on the date of the annual meeting of stockholders. All executive officers of Baxter Healthcare Corporation and Baxter World Trade Corporation are elected or appointed by the boards of directors of the applicable subsidiary and hold office until their respective successors are elected and qualified. As permitted by applicable law, actions by these boards (and their sole stockholder, Baxter International) may be taken by written consent in lieu of a meeting.

(1)  Baxter International Inc. Executive Officers

Robert L. Parkinson, Jr., age 54, is Chairman of the Board, Chief Executive Officer and President of Baxter International, having served in that capacity since April 2004. Prior to joining Baxter, Mr. Parkinson was Dean of Loyola University Chicago’s School of Business Administration and Graduate School of Business from 2002 to 2004. He retired from Abbott Laboratories in 2001 following a 25-year career, serving in a variety of domestic and international management and leadership positions, including as President and Chief Operating Officer.

Lawrence T. Gibbons, age 53, is Corporate Vice President—Quality of Baxter International, having served in that capacity since November 2003. Prior to joining Baxter, he was Vice President of Quality assurance and regulatory affairs of Tyco Healthcare Group, a subsidiary of Tyco International Ltd. from 1996 until 2003.

John J. Greisch, age 49, is Corporate Vice President and Chief Financial Officer of Baxter International, having served in that capacity since June 2004. From January to June 2004, he was a Corporate Vice President of Baxter World Trade Corporation and Baxter Healthcare Corporation and President—BioScience. Prior to that, Mr. Greisch served as Vice President of Finance and Strategy for the BioScience division from May 2003 to January 2004 and as Vice President of Finance for the Renal division from March 2002 until April 2003. Prior to joining Baxter, he was President and Chief Executive Officer of FleetPride Corporation, a distribution company, from 1998 until 2001.

Karen J. May, age 46, is Corporate Vice President Human Resources of Baxter International, having served in that capacity since February 2001. Prior to her current appointment, she was Vice President, Human Resources from 2000 to 2001 and Vice President, Global Planning and Staffing, from 1998 to 2000.

Marla S. Persky, age 50, is Acting General Counsel and Acting Corporate Secretary of Baxter International. She has been Acting General Counsel since March 2004 and Acting Corporate Secretary since November 2004. From 2001 to March 2004, Ms. Persky was Deputy General Counsel and from 1998 to 2001, she was an Associate General Counsel of Baxter Healthcare Corporation.

Norbert G. Riedel, age 47, is Corporate Vice President and Chief Scientific Officer of Baxter International, having served in that capacity since May 2001. From 1998 to 2001, he served as President of the recombinant business unit of the BioScience division of Baxter Healthcare Corporation.

(2)  Baxter Healthcare Corporation and Baxter World Trade Corporation Executive Officers

Joy A. Amundson, age 50, is Corporate Vice President—President, BioScience of Baxter Healthcare Corporation and Baxter World Trade Corporation, having served in that capacity since August 2004. Prior to joining Baxter in August 2004, Ms. Amundson was a principal of Amundson Partners, Inc., a healthcare-consulting firm, since 2001. From 1995 to 2001, she served as a Senior Vice President of Abbott Laboratories.

Carlos del Salto, age 62, is Corporate Vice President—President, Intercontinental/Asia of Baxter World Trade Corporation, having served in that capacity since August 2004. Mr. del Salto previously served as Senior Vice President of Baxter Healthcare Corporation from 2003 to August 2004 and as a Senior Vice President of Baxter World Trade Corporation and President—Intercontinental/Asia from 1996 until 2003.

David F. Drohan, age 66, is Corporate Vice President—President, Medication Delivery of Baxter Healthcare Corporation, having served in that capacity since August 2004. He previously served as a Senior Vice President of Baxter Healthcare Corporation since May 2001 and President-Medication Delivery, since 1996. He was a Corporate Vice President from 1996 to May 2001.

James M. Gatling, age 55, is Corporate Vice President—Global Manufacturing Operations of Baxter Healthcare Corporation and of Baxter World Trade Corporation, having served in that capacity since August 2004. Previously, from December 1996 to August 2004, he served as a Corporate Vice President, Global Manufacturing Operations, of Baxter Healthcare Corporation. Mr. Gatling is also responsible for environment, health and safety matters.

Bruce McGillivray, age 49, is Corporate Vice President—President, Renal of Baxter Healthcare Corporation and of Baxter World Trade Corporation, having served in that capacity since August 2004. From 2002 until August 2004, Mr. McGillivray was President of Renal-Europe and from 1997 to 2002, he was President of Baxter Corporation in Canada, a subsidiary of Baxter World Trade Corporation.

James E. Utts, age 51, is Corporate Vice President—President, Europe of Baxter World Trade Corporation, having served in that capacity since August 2004. He has served in various capacities in the oncology unit from 2001 to 2004, the most recent of which was President of that unit. Prior to that from 2000 to 2002, he served in Renal as a business unit President. He also served as President of Medication Delivery in Europe from 1998 to 2000.

(c)  Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Incorporated by reference from the Proxy Statement, page 36, section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

(d)  Code of Ethics.

The company has adopted a code of ethics, called the Global Business Practice Standards, that applies to members of Baxter’s Board of Directors and all employees of the company, including the chief executive officer, chief financial officer, controller and other senior financial officers. Baxter’s Global Business Practice Standards are available on Baxter’s website at www.baxter.com under “Corporate Governance—Business Practices” and in print free of charge upon request by writing to: Business Practices, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015. Baxter intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of its Global Business Practice Standards that applies to Baxter’s chief executive officer, chief financial officer, controller or persons performing similar functions by posting such information on the company’s website, at www.baxter.com under “Corporate Governance.”

(e)  Audit Committee.

The current members of the Audit Committee of Baxter’s Board of Directors are Thomas T. Stallkamp (chairman), Gail D. Fosler, K. J. Storm, Albert P.L. Stroucken and Fred L. Turner. Baxter’s Board of Directors has determined that all members of the audit committee are independent, as defined by Baxter’s Corporate Governance Guidelines and New York Stock Exchange rules, and that Thomas T. Stallkamp, K. J. Storm and Albert P.L. Stroucken each qualify as an “audit committee financial expert” as defined by SEC rules.

Item 11.	Executive Compensation.

Incorporated by reference from the Proxy Statement, page 15, section entitled “Board of Directors—Compensation of Directors” and pages 25-33, section entitled “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the Proxy Statement, pages 34-36, section entitled “Ownership of Baxter Stock” and pages 37-40, section entitled “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions.

Incorporated by reference from the Proxy Statement, page 16, section entitled “Certain Relationships—Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference from the Proxy Statement, pages 4-6, section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm—Proposal 2 on the Proxy Card.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

(a) Financial Statements	Location

Financial Statements Required By Item 8 of This Form
Consolidated Balance Sheets	Annual Report, page 42
Consolidated Statements of Income	Annual Report, page 43
Consolidated Statements of Cash Flows	Annual Report, page 44
Consolidated Statements of Stockholders’ Equity and Comprehensive Income	Annual Report, page 45
Notes to Consolidated Financial Statements	Annual Report, pages 46-72
Report of Independent Registered Public Accounting Firm	Annual Report, pages 40-41

Schedules Required By Article 12 of Regulation S-X

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	page 23

Schedule II—Valuation and Qualifying Accounts	page 24

All other schedules have been omitted because they are not applicable or not required.

(b)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(a) of Form 10-K. The list of exhibits so designated is incorporated by reference in this Part IV, Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Baxter International Inc.

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 14, 2005 appearing in the 2004 Annual Report to Stockholders of Baxter International Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois

March 14, 2005

SCHEDULE II

Valuation and Qualifying Accounts

(in millions of dollars)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged/ (credited) to other accounts (A)	Deductions from reserves	Balance at end of period
Year ended December 31, 2004:
Allowance for doubtful accounts	84	79	4	(20)	147
Inventory reserves	124	217	3	(202)	142
Litigation reserves	215	13	(1)	(59)	168
Deferred tax asset valuation allowance	168	124	42	(46)	288
Year ended December 31, 2003:
Allowance for doubtful accounts	70	23	3	(12)	84
Inventory reserves	118	161	9	(164)	124
Litigation reserves	235	7	9	(36)	215
Deferred tax asset valuation allowance	67	96	17	(12)	168
Year ended December 31, 2002:
Allowance for doubtful accounts	62	17	(2)	(7)	70
Inventory reserves	125	177	7	(191)	118
Litigation reserves	290	58	8	(121)	235
Deferred tax asset valuation allowance	58	9	—	—	67
(A)	Valuation accounts of acquired or divested companies and foreign currency translation adjustments. Reserves are deducted from assets to which they apply.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAXTER INTERNATIONAL INC.

By:	/S/ ROBERT L. PARKINSON, JR.
Robert L. Parkinson, Jr. Chairman and Chief Executive Officer

DATE:    March 16, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2005.

Signature	Title

/S/ ROBERT L. PARKINSON, JR. Robert L. Parkinson, Jr.	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

/S/ JOHN J. GREISCH John J. Greisch	Corporate Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/S/ WALTER E. BOOMER Walter E. Boomer	Director

/S/ JOHN D. FORSYTH John D. Forsyth	Director

/S/ GAIL D. FOSLER Gail D. Fosler	Director

/s/ JAMES R. GAVIN III, M.D., PH.D. James R. Gavin III, M.D., Ph.D.	Director

/s/ JOSEPH B. MARTIN, M.D., PH.D Joseph B. Martin, M.D., Ph.D	Director

Signature	Title

/S/ CAROLE UHRICH SHAPAZIAN Carole Uhrich Shapazian	Director

/S/ THOMAS T. STALLKAMP Thomas T. Stallkamp	Director

/S/ K. J. STORM K. J. Storm	Director

/S/ ALBERT P.L. STROUCKEN Albert P.L. Stroucken	Director

/S/ FRED L. TURNER Fred L. Turner	Director

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Number and Description of Exhibit

3.	Certificate of Incorporation and Bylaws
	3.1	Restated Certificate of Incorporation, as amended, including Certificate of Designation of Series B Junior Participating Preferred Stock and Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 7, 2002).

	3.2	Amended and Restated Bylaws, as amended September 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on October 1, 2004).

4.	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit (a) to the Company’s Registration Statement on Form S-16 (Registration No. 02-65269), filed on August 17, 1979).

	4.2	Rights Agreement, dated as of December 9, 1998, between the Company and First Chicago Trust Company of New York as Rights Agent (including Form of Certificate of Designation, Form of Rights Certificates and Form of Summary of Rights) (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on December 15, 1998).

	4.3	Certificate of Adjustment to the Rights Agreement, dated as of May 30, 2001 (incorporated by reference to Exhibit 2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A (File No. 1-4448), filed on May 30, 2001).

	4.4	Contingent Payment Rights Agreement, dated as of May 4, 1998, between the Company and First Trust National Association (including Form of Certificate for Contingent Payment Rights) (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 (Registration No. 333-47927), filed on April 6, 1998).

	4.5	Amended and Restated Indenture, dated November 15, 1985 (the “1985 Indenture”), between the Company and Continental Illinois National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-1665), filed on December 16, 1985).

	4.6	First Supplemental Indenture, dated as of May 18, 1988, to the 1985 Indenture, between the Company and Continental Bank National Association (formerly Continental Illinois National Bank and Trust Company of Chicago) (incorporated by reference to Exhibit 4.1(A) to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-6746), filed on May 27, 1988).

	4.7	Second Supplemental Indenture, dated as of January 28, 1997, to the 1985 Indenture, between the Company and First Trust National Association (successor to Continental Bank National Association) (incorporated by reference to Exhibit 4.1B to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-19025), filed on January 30, 1997).

	4.8	Form of 6.625% Debenture due 2028, issued under and pursuant to the 1985 Indenture, as amended and supplemented (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 33-1665), filed on November 20, 1985).

	4.9	Form of 7.25% Note due 2008, issued under and pursuant to the 1985 Indenture, as amended and supplemented (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration No. 33-1665), filed on November 20, 1985).

Number and Description of Exhibit

4.10	Form of 9.50% Note due 2008, issued under and pursuant to the 1985 Indenture, as amended and supplemented (incorporated by reference to Exhibit 4.3(a) to the Company’s Current Report on Form
8-K (File No. 1-4448), filed on June 24, 1988).

4.11	7.125% Notes due 2007, Global Certificate, dated February 3, 1997, issued under and pursuant to the
1985 Indenture, as amended and supplemented (incorporated by reference to Exhibit 4.10 to the
Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 19, 1997).

4.12	7.65% Debentures due 2027, Global Certificate, dated February 3, 1997, issued under and pursuant to the 1985 Indenture, as amended and supplemented (incorporated by reference to Exhibit 4.11 to the
Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 19, 1997).

4.13	Indenture, dated as of May 21, 2001, between the Company and Bank One Trust Company, N.A., as trustee (including Form of 1.25% Convertible Debentures due 2021) (incorporated by reference to
Exhibit 4.6 to the Company’s Pre-effective Amendment No. 1 to Registration Statement on Form S-3
(Registration No. 333-67772), filed on November 16, 2001).

4.14	Indenture, dated as of April 26, 2002 (the “2002 Indenture”), between the Company and Bank One
Trust Company, N.A., as Trustee (including Form of 5.25% Senior Notes due 2007) (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to Form 8-A (File No. 1-4448), filed on December 23,
2002).

4.15	Supplemental Indenture No. 1, dated as of December 17, 2002, to the 2002 Indenture, between the
Company and Bank One Trust Company, N.A., as Trustee (including Form of 3.6% Senior Notes due
2008) (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Form 8-A (File No. 1-4448),
filed on December 23, 2002).

4.16	Second Supplemental Indenture, dated as of March 10, 2003, to the 2002 Indenture, between the
Company and Bank One Trust Company, N.A., as Trustee (including Form of 4.625% Notes due
2015) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4
(Registration No. 333-109329), filed on September 30, 2003).

4.17	Purchase Contract Agreement, dated as of December 17, 2002, between the Company and Bank One
Trust Company, N.A., as Purchase Contract Agent (including Form of Corporate Unit) (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form 8-A (File No. 1-4448), filed on December
23, 2002).

4.18	Pledge Agreement, dated as of December 17, 2002, among the Company, Bank One Trust Company,
N.A., as Collateral Agent, Custodial Agent and Securities Intermediary and Bank One Trust Company,
N.A., as Purchase Contract Agent (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to
Form 8-A (File No. 1-4448), filed on December 23, 2002).

4.19	Remarketing Agreement, dated as of December 17, 2002, among the Company, Bank One Trust
Company, N.A., as Purchase Contract Agent, and the Remarketing Agent named therein (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to Form 8-A (File No. 1-4448), filed on December
23, 2002).

4.20	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorizes a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The
Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

Number and Description of Exhibit

10.	Material Contracts
10.1	$800,000,000 Five-Year Credit Agreement, dated September 29, 2004, among Baxter International
Inc. as Borrower; J.P. Morgan Chase Bank as Administrative Agent; Bank of America, N.A., as
Syndication Agent; J.P. Morgan Securities, Inc. and Banc of America Securities LLC as Co-Lead
Arrangers and Joint Bookrunners; and Citibank, N.A., Deutsche Bank Securities Inc. and ABN
AMRO Bank N.V. as Co-Documentation Agents (incorporated by reference to Exhibit 10.37 to the
		Company’s Current Report on Form 8-K (File No. 1-4448), filed on October 1, 2004).

10.2	$640,000,000 Five-Year Credit Agreement, dated October 3, 2002, among Baxter International Inc.
as Borrower; Bank One, NA as Administrative Agent; J.P. Morgan Chase Bank as Syndication
Agent; Banc One Capital Markets, Inc. and J.P. Morgan Securities Inc. as Co-Lead Arrangers and
Joint Bookrunners; and Bank of America, N.A., Citibank, N.A. and Deutsche Bank Securities Inc.
as Co-Documentation Agents (incorporated by reference to Exhibit 10.38 to the Company’s
		Current Report on Form 8-K (File No. 1-4448), filed on October 1, 2004).

10.3	Credit Agreement, dated as of January 7, 2005, among Baxter Healthcare S.A. as Borrower; J.P.
Morgan Europe Limited as Administrative Agent; ABN AMRO N.V., Banco Bilbao Vizcaya
Argentaria S.A., San Paolo IMI S.p.A. and Deutsche Bank Securities Inc. as Syndication Agents;
and J.P. Morgan plc, Deutsche Bank Securities Inc. and ABN AMRO Bank N.V. London Branch as
mandated Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.1 to the
		Company’s Current Report on Form 8-K (File No. 1-4448), filed on January 10, 2005).

10.4	Guaranty Agreement, dated as of January 7, 2005, by Baxter International Inc. in favor of J.P.
Morgan Europe Limited as Agent, in respect of obligations of Baxter Healthcare S.A. under the
Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on
		Form 8-K (File No. 1-4448), filed on January 10, 2005).

C	10.5	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed
		on November 14, 1986).

C	10.6	The International Retirement Plan of Baxter International Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 13, 2002).

C	10.7	Baxter International Inc. and Subsidiaries Supplemental Pension Plan (amended and restated
effective January 1, 2002) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly
		Report on Form 10-Q (File No. 1-4448), filed on May 3, 2002).

C	10.8	1987 Incentive Compensation Program (incorporated by reference to Exhibit C to the Company’s Definitive Annual Meeting Proxy Statement on Form 14A (File No. 1-4448), filed on March 27, 1987).

C	10.9	Amendment to 1987 Incentive Compensation Program (incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on March 27, 1987).

C	10.10	Baxter International Inc. 1994 Incentive Compensation Program (incorporated by reference to
Exhibit A to the Company’s Definitive Annual Meeting Proxy Statement on Form 14A (File No. 1-
		4448), filed on March 21, 1994).

C	10.11	Baxter International Inc. 1998 Incentive Compensation Program (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 20, 1998).

C	10.12	Baxter International Inc. 1999 Shared Investment Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on August 16, 1999).

Number and Description of Exhibit

C	10.13	Baxter International Inc. 2000 Incentive Compensation Program (incorporated by reference to Exhibit A to the Company’s Definitive Annual Meeting Proxy Statement on Form 14A (File No. 1-4448), filed on March 23, 2000).

C	10.14	Baxter International Inc. 2001 Incentive Compensation Program and Amendment No. 1 thereto (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 13, 2002).

C	10.15	Baxter International Inc. 2003 Incentive Compensation Program (incorporated by reference to Exhibit A to the Company’s Definitive Annual Meeting Proxy Statement on Form 14A (File No. 1-4448), filed on March 21, 2003).

C	10.16	Baxter International Inc. Officer Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 14, 2001).

C	10.17	Baxter International Inc. Long Term Incentive Plan (as amended and restated effective February 24, 2004) (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on May 10, 2004).

C	10.18*	Form of Baxter International Inc. LTI Stock Option and Restricted Stock Unit Plan.

C	10.19	Baxter International Inc. Stock Option Plan adopted July 31, 1995, Terms and Conditions (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 22, 1996).

C	10.20	Baxter International Inc. Stock Option Plan adopted November 18, 1996, Grant to Shared Investment Plan Participants, Terms and Conditions (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 19, 1997).

C	10.21	Baxter International Inc. Stock Option Plan adopted November 18, 1996, Premium-Priced Stock Option Grant, Terms and Conditions (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 19, 1997).

C	10.22	Baxter International Inc. Stock Option Plan adopted February 17, 1997 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-71553), filed on February 1, 1999).

C	10.23	Baxter International Inc. Stock Option Plan adopted March 14, 1997, Terms and Conditions (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No. 333-71553), filed on February 1, 1999).

C	10.24	Baxter International Inc. Stock Option Plan adopted November 18, 1997 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 20, 1998).

C	10.25	Baxter International Inc. Stock Option Plan adopted November 18, 1997, Terms and Conditions, Scientific Advisory Board (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-71553), filed on February 1, 1999).

C	10.26	Baxter International Inc. Stock Option Plan adopted February 17, 1998, Terms and Conditions (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-71553), filed on February 1, 1999).

C	10.27	Baxter International Inc. Stock Option Plan adopted February 21, 2000, Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-48906), filed on October 30, 2000).

C	10.28	2001 Global Stock Option Plan adopted February 27, 2001, Terms and Conditions (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 12, 2003).

Number and Description of Exhibit

C	10.29	Non-Employee Director Stock Option Plan adopted April 30, 2001, Terms and Conditions as amended and restated effective May 6, 2003 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on August 13, 2003).

C	10.30	Baxter International Inc. Employee Stock Purchase Plan for United States Employees (as amended and restated effective October 1, 1999) (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on November 12, 1999).

C	10.31	Baxter International Inc. Restricted Stock Plan for Non-Employee Directors, (as amended and restated effective May 1, 2001) (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q (File No. 1-4448), filed on May 15, 2001).

C	10.32	Baxter International Inc. and Subsidiaries Deferred Compensation Plan (amended and restated effective January 1, 2002) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on May 3, 2002).

C	10.33	First Amendment to the Baxter International Inc. and Subsidiaries Deferred Compensation Plan (amended and restated January 1, 2002) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on November 11, 2002).

C	10.34	Baxter International Inc. Non-Employee Director Compensation Plan adopted May 6, 2003, Terms and Conditions (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on August 13, 2003).

C	10.35	Amendment No. 1 to Baxter International Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.31A to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on August 9, 2004).

C	10.36	Baxter International Inc. Non-Employee Director Deferred Compensation Plan (effective July 1, 2003) (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on November 6, 2003).

C	10.37	Separation Agreement with Alan Heller, dated December 17, 2003 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 12, 2004).

C	10.38	Separation Agreement with Thomas Glanzmann, dated January 30, 2004 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (Form No. 1-4449), filed on March 12, 2004).

C	10.39	Separation Agreement with Harry M.J. Kraemer, Jr., dated June 30, 2004 (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on August 9, 2004).

C	10.40	Separation Agreement with Brian Anderson, dated August 2, 2004 (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on November 4, 2004).

C	10.41	Employment Agreement, between Robert L. Parkinson, Jr. and Baxter International Inc., dated April 19, 2004 (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on May 10, 2004).

	12.*	Computation of Ratio of Earnings to Fixed Charges.

	13.*	Selections from the 2004 Annual Report to Stockholders (such report, except to the extent expressly incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this Annual Report on Form 10-K).

Number and Description of Exhibit

21.*	Subsidiaries of Baxter International Inc.

23.*	Consent of PricewaterhouseCoopers LLP.

24.*	Powers of Attorney (included in signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
C	Exhibit contemplated by Item 15(a)(3) of Form 10-K.