Form 10-Q/A
period 2004-03-31
BAXTER INTERNATIONAL INC
filed 2005-03-31
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share,

outstanding as of March 28, 2005 was 619,758,508 shares.

EXPLANATORY NOTE

Baxter International Inc. is filing this Form 10-Q/A Amendment No. 2 for the quarter ended March 31, 2004 to reflect the restatement of its consolidated financial statements for the quarters ended March 31, 2004 and 2003. The restatement arises from the controls surrounding the income tax accounts. Specifically, current income taxes payable balances were not reconciled to expected tax payments due, and the company did not adequately review the difference between the income tax basis and the financial reporting basis of assets and liabilities, and reconcile the difference to recorded deferred income tax assets and liabilities. Refer to Note 1B for a complete description and quantification of the restatement. Also, refer to Note 1A regarding the company’s previous restatement of its consolidated financial statements for the quarters ended March 31, 2004 and 2003, filed as Form 10-Q/A Amendment No. 1.

The information in this Form 10-Q/A Amendment No. 2 has not been updated from the Form 10-Q or Form 10-Q/A Amendment No. 1 except as required to reflect the effects of the restatement. This restatement includes changes to Part I, Items 1, 2 and 4. Items included in the original Form 10-Q that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-Q/A Amendment No. 2 does not purport to provide an update or a discussion of any other developments at the company subsequent to the original filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Restated
	Three months ended March 31,
	2004	2003
Net sales	$2,209	$1,995
Costs and expenses
Cost of goods sold	1,316	1,117
Marketing and administrative expenses	466	414
Research and development expenses	136	136
Net interest expense	21	19
Other expense, net	21	26

Total costs and expenses	1,960	1,712

Income from continuing operations before income taxes	249	283
Income tax expense	62	68

Income from continuing operations	187	215
Discontinued operations	(11)	(1)

Net income	$ 176	$ 214

Earnings per basic common share
Continuing operations	$ 0.31	$ 0.36
Discontinued operations	(0.02)	—

Net income	$ 0.29	$ 0.36

Earnings per diluted common share
Continuing operations	$ 0.30	$ 0.36
Discontinued operations	(0.02)	(0.01)

Net income	$ 0.28	$ 0.35

Weighted average number of common shares outstanding
Basic	612	598

Diluted	616	611

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

	Restated
	March 31, 2004	December 31, 2003
Current assets
Cash and equivalents	$ 646	$ 925
Accounts and other current receivables	2,029	1,914
Inventories	2,168	2,104
Short-term deferred income taxes	209	140
Prepaid expenses and other	268	277

Total current assets	5,320	5,360

Property, plant and equipment
At cost	7,825	7,791
Accumulated depreciation and amortization	(3,265)	(3,199)

Net property, plant and equipment	4,560	4,592

Other assets
Goodwill	1,599	1,599
Other intangible assets	605	611
Other	1,570	1,545

Total other assets	3,774	3,755

Total assets	$13,654	$13,707

Current liabilities
Short-term debt	$ 177	$ 153
Accounts payable and accrued liabilities	2,533	3,107
Income taxes payable	443	438

Total current liabilities	3,153	3,698

Long-term debt and lease obligations	4,630	4,421

Other long-term liabilities	2,279	2,206

Commitments and contingencies

Stockholders’ equity
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,574,109 shares in 2004 and 2003	649	649
Common stock in treasury, at cost, 36,110,243 shares in 2004 and 37,273,424 shares in 2003	(1,799)	(1,863)
Additional contributed capital	3,741	3,786
Retained earnings	2,406	2,230
Accumulated other comprehensive loss	(1,405)	(1,420)

Total stockholders’ equity	3,592	3,382

Total liabilities and stockholders’ equity	$13,654	$13,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Restated
	Three months ended March 31,
(brackets denote cash outflows)	2004	2003
Cash flows from operations
Income from continuing operations	$ 187	$ 215
Adjustments
Depreciation and amortization	149	128
Deferred income taxes	10	(70)
Other	23	8
Changes in balance sheet items
Accounts receivable	(96)	(53)
Inventories	(66)	(134)
Accounts payable and accrued liabilities	(252)	(79)
Restructuring payments	(37)	(7)
Other	29	(30)

Cash flows from continuing operations	(53)	(22)
Cash flows from discontinued operations	(1)	(6)

Cash flows from operations	(54)	(28)

Cash flows from investing activities
Capital expenditures	(90)	(175)
Acquisitions (net of cash received) and investments in and advances to affiliates	(14)	(71)
Divestitures and other	26	—

Cash flows from investing activities	(78)	(246)

Cash flows from financing activities
Issuances of debt	87	610
Redemptions of debt and lease obligations	(33)	(119)
Increase in debt with maturities of three months or less, net	137	527
Common stock cash dividends	(361)	(346)
Proceeds from stock issued under employee benefit plans	31	16
Purchases of treasury stock	(11)	(153)

Cash flows from financing activities	(150)	535

Effect of currency exchange rate changes on cash and equivalents	3	(22)

Increase (decrease) in cash and equivalents	(279)	239
Cash and equivalents at beginning of period	925	1,169

Cash and equivalents at end of period	$ 646	$1,408

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

	Restated
	Three months ended March 31,
(in millions, except per share data)	2004	2003
Net income, as reported	$ 176	$ 214
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	28	37

Pro forma net income	$ 148	$ 177

Earnings per basic share
As reported	$0.29	$0.36
Pro forma	$0.25	$0.30

Earnings per diluted share
As reported	$0.28	$0.35
Pro forma	$0.23	$0.29

Changes in accounting principles

Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) was adopted July 1, 2003. Refer to the 2003 Annual Report for further information. In December 2003, the FASB revised and reissued FIN 46 (FIN 46-R). The provisions of FIN 46-R were required to be adopted no later than March 31, 2004. Baxter adopted FIN 46-R on March 31, 2004, and adoption of the revised standard did not have a material impact on the company’s consolidated financial statements.

1A. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS – AMENDMENT No. 1

The company has restated its previously issued financial statements for 2001 through 2003 and the first quarter of 2004, primarily the result of the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during the period. Specifically, the company has restated previously issued financial information for 2001 through 2003 contained in its previously filed Forms 10-K for the years ended December 31, 2003, 2002 and 2001 by filing a Form 10-K/A Amendment No. 1 for the year ended December 31, 2003. The company’s previously reported quarterly information in its Forms 10-Q for the quarters ended March 31, 2004, September 30, 2003, June 30, 2003 and March 31, 2003 have also been restated by filing a Form 10-Q for the quarter ended June 30, 2004 and a Form 10-Q/A Amendment No. 1 for each of the quarters ended March 31, 2004 and September 30, 2003. As a result of the restatement, in aggregate, net sales decreased $37 million (0.2% of the originally reported amount) and net income decreased $33 million (1.5% of the originally reported amount) over the three-year period ended December 31, 2003.

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

Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003

	Three months ended March 31,
	2004		2003
(in millions, except per share data)	As originally reported	As restated	As originally reported	As restated
Net sales	$2,209	$2,209	$1,997	$1,995
Costs and expenses
Cost of goods sold	1,315	1,316	1,117	1,117
Marketing and administrative expenses	464	466	413	414
Research and development expenses	136	136	136	136
Net interest expense	21	21	19	19
Other expense, net	21	21	26	26

Total costs and expenses	1,957	1,960	1,711	1,712

Income from continuing operations before income taxes	252	249	286	283
Income tax expense	63	62	69	68

Income from continuing operations	189	187	217	215
Discontinued operations	(11)	(11)	(1)	(1)

Net income	$ 178	$ 176	$ 216	$ 214

Earnings per basic common share
Continuing operations	$ 0.31	$ 0.31	$ 0.36	$ 0.36
Discontinued operations	(0.02)	(0.02)	—	—

Net income	$ 0.29	$ 0.29	$ 0.36	$ 0.36

Earnings per diluted common share
Continuing operations	$ 0.31	$ 0.30	$ 0.36	$ 0.36
Discontinued operations	(0.02)	(0.02)	(0.01)	(0.01)

Net income	$ 0.29	$ 0.28	$ 0.35	$ 0.35

Consolidated Balance Sheets at March 31, 2004 and December 31, 2003

	March 31, 2004		December 31, 2003
(in millions, except shares)	As originally reported	As restated	As originally reported	As restated
Current assets
Cash and equivalents	$ 648	$ 646	$ 927	$ 925
Accounts and other current receivables	2,097	2,029	1,979	1,914
Inventories	2,166	2,168	2,101	2,104
Short-term deferred income taxes	209	209	140	140
Prepaid expenses and other	280	268	290	277

Total current assets	5,400	5,320	5,437	5,360

Property, plant and equipment
At cost	7,815	7,825	7,781	7,791
Accumulated depreciation and amortization	(3,261)	(3,265)	(3,196)	(3,199)

Net property, plant and equipment	4,554	4,560	4,585	4,592

Other assets
Goodwill	1,648	1,648	1,648	1,648
Other intangible assets	605	605	611	611
Other	1,523	1,523	1,498	1,498

Total other assets	3,776	3,776	3,757	3,757

Total assets	$13,730	$13,656	$13,779	$13,709

Current liabilities
Short-term debt	$ 177	$ 177	$ 153	$ 153
Accounts payable and accrued liabilities	2,532	2,533	3,105	3,107
Income taxes payable	567	543	561	538

Total current liabilities	3,276	3,253	3,819	3,798

Long-term debt and lease obligations	4,630	4,630	4,421	4,421

Other long-term liabilities	2,289	2,289	2,216	2,216

Commitments and contingencies

Stockholders’ equity
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,574,109 shares in 2004 and 2003	649	649	649	649
Common stock in treasury, at cost, 36,110,243 shares in 2004 and 37,273,424 shares in 2003	(1,799)	(1,799)	(1,863)	(1,863)
Additional contributed capital	3,728	3,728	3,773	3,773
Retained earnings	2,372	2,321	2,194	2,145
Accumulated other comprehensive loss	(1,415)	(1,415)	(1,430)	(1,430)

Total stockholders’ equity	3,535	3,484	3,323	3,274

Total liabilities and stockholders’ equity	$13,730	$13,656	$13,779	$13,709

Senior management became aware of these issues in 2004 through the reporting procedures established under Baxter’s Global Business Practice Standards. Upon becoming aware of the issues in Brazil, senior management, with the assistance of the company’s internal audit team, conducted a preliminary investigation. This preliminary investigation was followed by a more comprehensive investigation by the Audit Committee of Baxter’s Board of Directors with the assistance of independent legal counsel and forensic and other accountants. As a result of the issues in Brazil, the company has implemented changes to its internal control over financial reporting. Refer to “Item 4. Controls and Procedures” for further information.

1B. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS – AMENDMENT No. 2

The company has restated its previously issued financial statements for 2001 through 2003 and the first three quarters of 2004 as a result of inadequate reconciliations, leading to classification errors in tax and other related balance sheet accounts. Specifically, the company restated previously issued financial information contained in its Form 10-K/A Amendment No. 1 for the years ended December 31, 2003, 2002 and 2001 by filing a Form 10-K/A Amendment No. 2 for the year ended December 31, 2003. The company’s previously reported quarterly information in its Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2004 has been restated by filing this Form 10-Q/A Amendment No. 2 for the quarter ended March 31, 2004. The company’s previously reported quarterly information in its Forms 10-Q for the quarters ended June 30, 2004 and September 30, 2004 has been restated by filing a Form 10-Q/A Amendment No. 1 for each of the quarters ended June 30, 2004 and September 30, 2004.

As a result of the restatement, stockholders’ equity as of both March 31, 2004 and December 31, 2003 increased approximately $108 million, with offsetting decreases of approximately $157 to net tax liabilities and $49 million to goodwill. The restatement did not impact the consolidated statements of income or cash flows for the quarters ended March 31, 2004 and 2003.

The following is a summary of the impact of the restatement on the previously filed (Form 10-Q/A Amendment No. 1) consolidated balance sheets at March 31, 2004 and December 31, 2003.

Consolidated Balance Sheets at March 31, 2004 and December 31, 2003

	March 31, 2004		December 31, 2003
(in millions, except shares)	As previously reported (Amendment No. 1)	As restated	As previously reported (Amendment No. 1)	As restated
Current assets
Cash and equivalents	$ 646	$ 646	$ 925	$ 925
Accounts and other current receivables	2,029	2,029	1,914	1,914
Inventories	2,168	2,168	2,104	2,104
Short-term deferred income taxes	209	209	140	140
Prepaid expenses and other	268	268	277	277

Total current assets	5,320	5,320	5,360	5,360

Property, plant and equipment
At cost	7,825	7,825	7,791	7,791
Accumulated depreciation and amortization	(3,265)	(3,265)	(3,199)	(3,199)

Net property, plant and equipment	4,560	4,560	4,592	4,592

Other assets
Goodwill	1,648	1,599	1,648	1,599
Other intangible assets	605	605	611	611
Other	1,523	1,570	1,498	1,545

Total other assets	3,776	3,774	3,757	3,755

Total assets	$13,656	$13,654	$13,709	$13,707

Current liabilities
Short-term debt	$ 177	$ 177	$ 153	$ 153
Accounts payable and accrued liabilities	2,533	2,533	3,107	3,107
Income taxes payable	543	443	538	438

Total current liabilities	3,253	3,153	3,798	3,698

Long-term debt and lease obligations	4,630	4,630	4,421	4,421

Other long-term liabilities	2,289	2,279	2,216	2,206

Commitments and contingencies

Stockholders’ equity
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,574,109 shares in 2004 and 2003	649	649	649	649
Common stock in treasury, at cost, 36,110,243 shares in 2004 and 37,273,424 shares in 2003	(1,799)	(1,799)	(1,863)	(1,863)
Additional contributed capital	3,728	3,741	3,773	3,786
Retained earnings	2,321	2,406	2,145	2,230
Accumulated other comprehensive loss	(1,415)	(1,405)	(1,430)	(1,420)

Total stockholders’ equity	3,484	3,592	3,274	3,382

Total liabilities and stockholders’ equity	$13,656	$13,654	$13,709	$13,707

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

Goodwill

Goodwill was $863 million (as restated), $569 million (as restated) and $167 million (as restated) for the Medication Delivery, BioScience and Renal segments, respectively, at March 31, 2004. Goodwill was $860 million (as restated), $571 million (as restated) and $168 million (as restated) for the Medication Delivery, BioScience and Renal segments, respectively, at December 31, 2003. The change in the goodwill balance during the quarter for each segment principally related to fluctuations in currency exchange rates.

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

	Three months ended March 31,
(in millions)	2004	2003
Sold receivables at beginning of period	$ 742	$ 721
Proceeds from sales of receivables	375	460
Cash collections (remitted to the owners of the receivables)	(418)	(533)
Effect of currency exchange-rate changes	5	(8)

Sold receivables at end of period	$ 704	$ 640

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENTS OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Amendment No. 1

As discussed in Note 1A to the consolidated financial statements, the company has restated its previously issued financial statements for the years ended December 31, 2001, 2002 and 2003 and the first quarter of 2004. The restatement was primarily the result of the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during the period. Refer to Note 1A for further information, including the impact of the restatement for each of the restated periods included in this filing. As a result of the restatement, in aggregate, net sales decreased $37 million (0.2% of the originally reported amount) and net income decreased $33 million (1.5% of the originally reported amount) over the three-year period ended December 31, 2003. For the first quarter of 2004, net sales were unchanged as a result of the restatement and net income decreased $2 million (1.1% of the originally reported amount). For the first quarter of 2003, net sales decreased $2 million (0.1% of the originally reported amount) and net income decreased $2 million (0.9% of the originally reported amount).

Amendment No. 2

As discussed in Note 1B to the consolidated financial statements, the company has restated its previously issued financial statements for 2001 through 2003 and the first three quarters of 2004 as a result of inadequate reconciliations, leading to classification errors in tax and other related balance sheet accounts. Refer to Note 1B for further information, including the impact of the restatement for each of the restated periods included in this filing. As a result of the restatement, stockholders’ equity as of both March 31, 2004 and December 31, 2003 increased approximately $108 million, with offsetting decreases of approximately $157 to net tax liabilities and $49 million to goodwill. The restatement does not impact the consolidated statements of income or cash flows for the quarters ended March 31, 2004 and 2003.

Refer to the company’s Form 10-K/A Amendment No. 2 for the year ended December 31, 2003 (which reflects the above-mentioned restatements) for management’s discussion and analysis of financial condition and results of operations of the company for the year ended December 31, 2003. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the quarter ended March 31, 2004. The information in this discussion and analysis reflects the restatements, but is not otherwise updated.

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

BioScience

Sales in the BioScience segment increased 9% for the three months ended March 31, 2004 (including 7 percentage points due to the favorable impact of foreign currency fluctuations), with sales growth strongest in the United States. The primary driver of the segment’s growth rate for the quarter was increased sales of recombinants, contributing 6 points of growth. Recombinant growth was principally fueled by higher demand for Recombinate Antihemophilic Factor (rAHF) (Recombinate), as well as the launch of the advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, which received regulatory approval in the United States in July 2003 and in Europe in March 2004. Of the 6 points of growth relating to recombinants, sales of ADVATE contributed 4 points, with an increased sales contribution expected during the remainder of 2004 as the launch of this new product continues and broadens in the United States and Europe. These factors were partially offset by the impact of the entry or re-entry into the marketplace in 2003 by certain competitors. Sales of plasma-based products, which were relatively flat for the quarter, were impacted by competitive pressures, as well as a continuing shift in the market from plasma-based to recombinant hemophilia products. As discussed further below, as a result of these competitive pressures, the company closed 26 plasma collection centers and a plasma fractionation plant during 2003, and plans to reduce plasma production and close additional centers during 2004, to improve the economics of the plasma business. Higher sales of anti-body therapies, including IVIG (immunoglobulin intravenous) for immune deficiencies, contributed 2 points to the growth rate for the quarter, and increased sales of biosurgery products contributed 1 point to the growth rate. Sales of transfusion therapies products contributed 1 point of growth, partially due to the continued launch and penetration of the ALYX platform, an automated blood collection system. Partially offsetting the growth in these product lines was the impact of lower sales of vaccines, principally due to lower sales of NeisVac-C for the prevention of meningitis C. Sales of vaccines are impacted by the timing of government tenders, and there were no significant tenders filled during the first quarter of 2004.

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

GROSS MARGIN AND EXPENSE RATIOS

	Restated
	Three months ended March 31,
	2004	2003	Change
Gross margin	40.4%	44.0%	(3.6)pts
Marketing and administrative expenses	21.1%	20.8%	0.3pts

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

RESEARCH AND DEVELOPMENT

	Three months ended March 31,
(in millions)	2004	2003	Percent increase
Research and development (R&D) expenses	$ 136	$ 136	— %
As a percent of sales	6.2%	6.8%

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

The company had $646 million (as restated) of cash and equivalents at March 31, 2004. The company also maintains two revolving credit facilities, which totaled $1.4 billion at March 31, 2004, and which have funding expiration dates through November 2007. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates. The company has never drawn on these facilities and does not intend to do so in the foreseeable future. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a minimum interest coverage ratio. At March 31, 2004, as in prior periods, the company was in compliance with all covenants. The company’s net-debt-to-capital ratio, as defined below, of 42.4% (as restated) at March 31, 2004 was well below the credit facilities’ net-debt-to-capital covenant. Similarly, the company’s actual interest coverage ratio of 10.4 to 1 (as restated) in the first quarter of 2004 was well in excess of the minimum interest coverage ratio covenant. The net-debt-to-capital ratio, which is calculated in accordance with the company’s primary credit agreements, and is not a measure defined by GAAP, is calculated as net debt (short-term and long-term debt and lease obligations, less cash and equivalents) divided by capital (the total of net debt and stockholders’ equity). The net-debt-to-capital ratio at March 31, 2004 and the corresponding covenant in the company’s credit agreements give 70% equity credit to the company’s equity units. Refer to the 2003 Annual Report for a description of the equity units, which were issued in December 2002. The minimum interest coverage ratio is a four-quarter rolling calculation of the total of income from continuing operations before income taxes plus interest expense (before interest income), divided by interest expense (before interest income). Baxter also maintains certain other short-term credit arrangements. The above-mentioned financial statement restatement had no impact on the company’s compliance with the financial covenants in its debt agreements.

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

FORWARD-LOOKING INFORMATION

The matters discussed in this report that are not historical facts include forward-looking statements. These statements are based on the company’s current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the company and the health-care arenas in which it operates. Many factors could affect the company’s actual results, causing results to differ, and possibly differ materially, from those expressed in any such forward-looking statements. These factors include, but are not limited to:

•	the company’s ability to realize in a timely manner the anticipated benefits of restructuring initiatives;

•	the effect of economic conditions;

•	the impact of geographic and/or product mix on the company’s sales;

•	actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts that could delay, limit or suspend product sales and distribution;

•	product quality and/or patient safety concerns, leading to product recalls, withdrawals, launch delays or declining sales;

•	product development risks;

•	interest rates;

•	technological advances in the medical field;

•	demand for and market acceptance risks for new and existing products, such as ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, and other technologies;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	foreign currency exchange rates;

•	the availability of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	regulatory, legal or other developments relating to the company’s A, AF and AX series dialyzers;

•	the ability to obtain adequate insurance coverage at reasonable cost;

•	the ability to enforce patents;

•	patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	reimbursement policies of government agencies and private payers;

•	internal and external factors that could impact commercialization;

•	results of product testing; and

•	other factors described elsewhere in this report or in the company’s other filings with the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

Controls and Procedures. The company carried out an evaluation, under the supervision and with the participation of the company’s Disclosure Committee and the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(d) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were not effective as of March 31, 2004 for the reasons described below.

The company has restated its previously issued financial results for the years 2001 through 2003, and the first three quarters of 2004. This restatement was primarily the result of a material weakness that existed as it relates to the controls surrounding the income tax accounts. Specifically, current income taxes payable were not reconciled to expected tax payments due, and the company did not adequately review the difference between the income tax basis and financial reporting basis of assets and liabilities and reconcile the difference to recorded deferred income tax assets and liabilities. Refer to Note 1B to the consolidated financial statements for further information regarding this restatement. To address this material weakness, subsequent to December 31, 2004, the company’s management has taken the following actions:

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

As a result of these actions, management believes that the financial statements included in this report fairly present in all material respects the company’s financial condition, results of operations and cash flows for the periods presented. In addition, the more enhanced reconciliation procedures performed to address this issue subsequent to the 2004 year-end will continue to be performed in the future to ensure this matter is remediated.

In addition, as previously disclosed in the company’s Amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, in August 2004 the company restated its previously issued financial results for the years 2001 through 2003, and for the first quarter of 2004. This restatement was primarily the result of the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during this period. Senior management became aware of these issues in 2004 through the reporting procedures established under Baxter’s Global Business Practice Standards. Upon becoming aware of the issues in Brazil, senior management, with the assistance of the company’s internal audit team, conducted a preliminary investigation. This preliminary investigation was followed by a more comprehensive investigation by the Audit Committee of Baxter’s Board of Directors, with the assistance of independent legal counsel and forensic and other accountants. Refer to Note 1A to the consolidated financial statements for further information regarding this restatement.

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

During the third and fourth quarters of 2004, the company took several actions that it believes has remediated this material weakness. These actions include:

•	Terminated four members of senior management in the company’s Brazilian operations and replaced the Vice President, Finance responsible for the Intercontinental region;

•	Completed monthly detailed internal audits of the Brazilian operations, beginning in July 2004, with an emphasis on the areas that gave rise to the inaccurate financial reporting;

•	Completed additional training for finance, accounting and sales personnel in Brazil on appropriate accounting for revenue recognition;

•	Completed additional training for finance and accounting personnel in Brazil on accounting and reporting policies, including those relating to accounting in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” and SEC Staff Accounting Bulletin No. 99 “Materiality;”

•	Completed enhanced training for employees in Brazil regarding Baxter’s Global Business Practice Standards, including obligations to maintain accurate books and records and to report wrongdoing promptly;

•	Implemented enhanced financial review procedures at the Intercontinental region level, including quarterly financial reviews for each significant country;

•	Hired a director of internal control for the Intercontinental region;

•	Implemented improved procedures for reporting legal contingencies and establishing appropriate legal reserves, and provided training on these procedures;

•	Engaged a prominent independent public accounting firm (other than PricewaterhouseCoopers LLP) to perform a comprehensive review of internal control over financial reporting in Brazil;

•	Implemented new controls in Brazil relating to the recording of revenues and loss contingencies, including new revenue recognition procedures with enhanced documentation requirements, monitoring of inventory levels at distributors and specific tracking of equipment installation; and

•	Implemented new procedures in Brazil for determining bad debt reserve requirements.

The changes to internal control over financial reporting described above were implemented subsequent to the quarter ended March 31, 2004. There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q/A Amendment No. 2 for the three months ended March 31, 2004 and 2003 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, cash flows and stockholders’ equity and comprehensive income for the year then ended (not presented herein), and in our report dated February 20, 2004, except for Note 1A which is as of August 9, 2004 and Note 1B which is as of March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As described in Notes 1A and 1B, the Company has restated its previously issued consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois

May 6, 2004, except for Note 1A which is as of August 9, 2004 and Note 1B which is as of March 28, 2005

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: March 31, 2005	By:	/s/ John J. Greisch
John J. Greisch
Corporate Vice President and Chief Financial Officer

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Number	Description of Exhibit
10.23*	Long-Term Incentive Plan, as amended and restated effective February 24, 2004, filed as exhibit 10.23 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004

10.35*	Employment Agreement between Robert L. Parkinson, Jr. and Baxter International Inc. dated April 19, 2004, filed as exhibit 10.35 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004

15	Letter Re Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

*	Incorporated herein by reference.