Form 10-Q/A
period 2004-06-30
BAXTER INTERNATIONAL INC
filed 2005-03-31
CIK 10456

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

EXPLANATORY NOTE

Baxter International Inc. is filing this Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2004 to reflect the restatement of its consolidated financial statements for the quarters ended June 30, 2004 and 2003. The restatement arises from the controls surrounding the income tax accounts. Specifically, current income taxes payable balances were not reconciled to expected tax payments due, and the company did not adequately review the difference between the income tax basis and the financial reporting basis of assets and liabilities, and reconcile the difference to recorded deferred income tax assets and liabilities. Refer to Note 2A for a complete description and quantification of the restatement. Also, refer to Note 2 regarding the company’s previous restatement of its consolidated financial statements for 2001 through 2003 and the first quarter of 2004.

The information in this Form 10-Q/A Amendment No. 1 has not been updated from the original Form 10-Q except as required to reflect the effects of the restatement. This restatement includes changes to Part I, Items 1, 2 and 4. Items included in the original Form 10-Q that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-Q/A Amendment No. 1 does not purport to provide an update or a discussion of any other developments at the company subsequent to the original filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003 (restated)	2004	2003 (restated)
Net sales	$2,379	$2,162	$4,588	$4,157
Cost and expenses
Cost of goods sold	1,440	1,191	2,756	2,308
Marketing and administrative expenses	532	466	998	880
Research and development expenses	129	139	265	275
Restructuring charges	543	337	543	337
Net interest expense	25	27	46	46
Other expense, net	42	14	63	40

Total costs and expenses	2,711	2,174	4,671	3,886

Income (loss) from continuing operations before income taxes	(332)	(12)	(83)	271
Income tax expense (benefit)	(163)	(58)	(101)	10

Income (loss) from continuing operations	(169)	46	18	261
Discontinued operations	(1)	(11)	(12)	(12)

Net income (loss)	$ (170)	$ 35	$ 6	$ 249

Earnings (loss) per basic common share
Continuing operations	$ (0.28)	$ 0.08	$ 0.03	$ 0.44
Discontinued operations	—	(0.02)	(0.02)	(0.02)

Net income (loss)	$ (0.28)	$ 0.06	$ 0.01	$ 0.42

Earnings (loss) per diluted common share
Continuing operations	$ (0.28)	$ 0.08	$ 0.03	$ 0.43
Discontinued operations	—	(0.02)	(0.02)	(0.02)

Net income (loss)	$ (0.28)	$ 0.06	$ 0.01	$ 0.41

Weighted average number of common shares outstanding
Basic	613	598	613	598

Diluted	613	613	617	611

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

	Restated
	June 30, 2004	December 31, 2003
Current assets
Cash and equivalents	$ 760	$ 925
Accounts and other current receivables	2,069	1,914
Inventories	2,117	2,104
Short-term deferred income taxes	464	140
Prepaid expenses and other	294	277

Total current assets	5,704	5,360

Property, plant and equipment
At cost	7,799	7,791
Accumulated depreciation and amortization	(3,469)	(3,199)

Net property, plant and equipment	4,330	4,592

Other assets
Goodwill	1,584	1,599
Other intangible assets	588	611
Other	1,452	1,545

Total other assets	3,624	3,755

Total assets	$13,658	$13,707

Current liabilities
Short-term debt	$ 205	$ 153
Accounts payable and accrued liabilities	2,839	3,107
Income taxes payable	486	438

Total current liabilities	3,530	3,698

Long-term debt and lease obligations	4,429	4,421

Other long-term liabilities	2,289	2,206

Commitments and contingencies

Stockholders’ equity
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,574,109 shares in 2004 and 2003	649	649
Common stock in treasury, at cost, 34,202,479 shares in 2004 and 37,273,424 shares in 2003	(1,696)	(1,863)
Additional contributed capital	3,693	3,786
Retained earnings	2,236	2,230
Accumulated other comprehensive loss	(1,472)	(1,420)

Total stockholders’ equity	3,410	3,382

Total liabilities and stockholders’ equity	$13,658	$13,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

(brackets denote cash outflows)

	Six months ended June 30,
	2004	2003 (restated)
Cash flows from operations
Income from continuing operations	$ 18	$ 261
Adjustments
Depreciation and amortization	295	259
Deferred income taxes	(203)	(161)
Restructuring charges	543	337
Other	147	6
Changes in balance sheet items
Accounts receivable	(162)	(25)
Inventories	(75)	(201)
Accounts payable and accrued liabilities	(229)	(196)
Restructuring payments	(62)	(9)
Other	(20)	(65)

Cash flows from continuing operations	252	206
Cash flows from discontinued operations	15	(10)

Cash flows from operations	267	196

Cash flows from investing activities
Capital expenditures	(229)	(358)
Acquisitions (net of cash received) and investments in and advances to affiliates	(20)	(84)
Divestitures and other	31	—

Cash flows from investing activities	(218)	(442)

Cash flows from financing activities
Issuances of debt	333	649
Redemptions of financing obligations	(337)	(988)
Increase in debt with maturities of three months or less, net	81	524
Common stock cash dividends	(361)	(346)
Proceeds from stock issued under employee benefit plans	75	32
Purchases of treasury stock	(18)	(153)

Cash flows from financing activities	(227)	(282)

Effect of currency exchange rate changes on cash and equivalents	13	(33)

Decrease in cash and equivalents	(165)	(561)
Cash and equivalents at beginning of period	925	1,169

Cash and equivalents at end of period	$ 760	$ 608

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

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2004	2003 (restated)	2004	2003 (restated)
Net income (loss), as reported	$ (170)	$ 35	$ 6	$ 249
Add:
Stock-based employee compensation expense included in reported net income, net of tax	12	—	12	—
Deduct:
Total stock-based employee compensation expense determined under the fair value method, net of tax	(32)	(48)	(60)	(85)

Pro forma net income (loss)	$ (190)	$ (13)	$ (42)	$ 164

Earnings (loss) per basic share
As reported	$(0.28)	$ 0.06	$ 0.01	$0.42
Pro forma	$(0.31)	$(0.02)	$(0.07)	$0.27

Earnings (loss) per diluted share
As reported	$(0.28)	$ 0.06	$ 0.01	$0.41
Pro forma	$(0.31)	$(0.02)	$(0.07)	$0.27

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

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS – REVENUE RECOGNITION AND PROVISIONS FOR BAD DEBTS

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

The following is a summary of the impact of the restatement on the previously issued consolidated income statements and consolidated balance sheet included in this filing. For the three- and six-month periods ended June 30, 2003, net sales decreased $1 million and $3 million, respectively. For the three- and six-month periods ended June 30, 2003, net income decreased $3 million and $5 million, respectively.

Consolidated Statements of Income for the Three- and Six-Month Periods Ended June 30, 2003

	Three months ended June 30, 2003		Six months ended June 30, 2003
(in millions, except per share data)	As originally reported	As restated	As originally reported	As restated
Net sales	$2,163	$2,162	$4,160	$4,157
Cost and expenses
Cost of goods sold	1,190	1,191	2,307	2,308
Marketing and administrative expenses	464	466	877	880
Research and development expenses	139	139	275	275
Restructuring charges	337	337	337	337
Net interest expense	27	27	46	46
Other expense, net	14	14	40	40

Total costs and expenses	2,171	2,174	3,882	3,886

Income (loss) from continuing operations before income taxes	(8)	(12)	278	271
Income tax expense (benefit)	(57)	(58)	12	10

Income from continuing operations	49	46	266	261
Discontinued operations	(11)	(11)	(12)	(12)

Net income	$ 38	$ 35	$ 254	$ 249

Earnings (loss) per basic common share
Continuing operations	$ 0.08	$ 0.08	$ 0.45	$ 0.44
Discontinued operations	(0.02)	(0.02)	(0.02)	(0.02)

Net income	$ 0.06	$ 0.06	$ 0.43	$ 0.42

Earnings (loss) per diluted common share
Continuing operations	$ 0.08	$ 0.08	$ 0.44	$ 0.43
Discontinued operations	(0.02)	(0.02)	(0.02)	(0.02)

Net income	$ 0.06	$ 0.06	$ 0.42	$ 0.41

Consolidated Balance Sheet at December 31, 2003

	December 31, 2003
(in millions, except shares)	As originally reported	As restated
Assets
Current assets
Cash and equivalents	$ 927	$ 925
Accounts and other current receivables	1,979	1,914
Inventories	2,101	2,104
Short-term deferred income taxes	140	140
Prepaid expenses and other	290	277

Total current assets	5,437	5,360

Property, plant and equipment
At cost	7,781	7,791
Accumulated depreciation and amortization	(3,196)	(3,199)

Net property, plant and equipment	4,585	4,592

Other assets
Goodwill	1,648	1,648
Other intangible assets	611	611
Other	1,498	1,498

Total other assets	3,757	3,757

Total assets	$13,779	$13,709

Liabilities
Current liabilities
Short-term debt	$ 153	$ 153
Accounts payable and accrued liabilities	3,105	3,107
Income taxes payable	561	538

Total current liabilities	3,819	3,798

Long-term debt and lease obligations	4,421	4,421
Other long-term liabilities	2,216	2,216
Commitments and contingencies

Stockholders’ equity
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,574,109 shares	649	649
Common stock in treasury, at cost, 34,202,479 shares in 2004 and 37,273,424 shares in 2003	(1,863)	(1,863)
Additional contributed capital	3,773	3,773
Retained earnings	2,194	2,145
Accumulated other comprehensive loss	(1,430)	(1,430)

Total stockholders’ equity	3,323	3,274

Total liabilities and stockholders’ equity	$13,779	$13,709

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

2A. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS –INCOME TAXES

The company has restated its previously issued financial statements for 2001 through 2003 and the first three quarters of 2004 as a result of inadequate reconciliations, leading to classification errors in tax and other related balance sheet accounts. Specifically, the company restated previously issued financial information contained in its Form 10-K/A Amendment No. 1 for the years ended December 31, 2003, 2002 and 2001 by filing a Form 10-K/A Amendment No. 2 for the year ended December 31, 2003. The company’s previously reported quarterly information in its Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2004 has been restated by filing a Form 10-Q/A Amendment No. 2 for the quarter ended March 31, 2004. The company’s previously reported quarterly information in its Forms 10-Q for the quarters ended June 30, 2004 and September 30, 2004 have been restated by filing a Form 10-Q/A Amendment No. 1 for each of the quarters ended June 30, 2004 and September 30, 2004.

As a result of the restatement, stockholders’ equity as of both June 30, 2004 and December 31, 2003 increased approximately $108 million, with offsetting decreases of approximately $157 to net tax liabilities and $49 million to goodwill. The restatement did not impact the consolidated statements of income or cash flows for the quarters or year-to-date periods ended June 30, 2004 and 2003.

The following is a summary of the impact of the restatement on the previously filed consolidated balance sheets at June 30, 2004 and December 31, 2003.

Consolidated Balance Sheets at June 30, 2004 and December 31, 2003

	June 30, 2004		December 31, 2003
(in millions, except shares)	As originally reported	As restated	As previously reported (Amendment No. 1)	As restated
Current assets
Cash and equivalents	$ 760	$ 760	$ 925	$ 925
Accounts and other current receivables	2,069	2,069	1,914	1,914
Inventories	2,117	2,117	2,104	2,104
Short-term deferred income taxes	464	464	140	140
Prepaid expenses and other	294	294	277	277

Total current assets	5,704	5,704	5,360	5,360

Property, plant and equipment
At cost	7,799	7,799	7,791	7,791
Accumulated depreciation and amortization	(3,469)	(3,469)	(3,199)	(3,199)

Net property, plant and equipment	4,330	4,330	4,592	4,592

Other assets
Goodwill	1,633	1,584	1,648	1,599
Other intangible assets	588	588	611	611
Other	1,405	1,452	1,498	1,545

Total other assets	3,626	3,624	3,757	3,755

Total assets	$13,660	$13,658	$13,709	$13,707

Current liabilities
Short-term debt	$ 205	$ 205	$ 153	$ 153
Accounts payable and accrued liabilities	2,839	2,839	3,107	3,107
Income taxes payable	586	486	538	438

Total current liabilities	3,630	3,530	3,798	3,698

Long-term debt and lease obligations	4,429	4,429	4,421	4,421

Other long-term liabilities	2,299	2,289	2,216	2,206

Commitments and contingencies

Stockholders’ equity
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,574,109 shares in 2004 and 2003	649	649	649	649
Common stock in treasury, at cost, 34,202,479 shares in 2004 and 37,273,424 shares in 2003	(1,696)	(1,696)	(1,863)	(1,863)
Additional contributed capital	3,680	3,693	3,773	3,786
Retained earnings	2,151	2,236	2,145	2,230
Accumulated other comprehensive loss	(1,482)	(1,472)	(1,430)	(1,420)

Total stockholders’ equity	3,302	3,410	3,274	3,382

Total liabilities and stockholders’ equity	$13,660	$13,658	$13,709	$13,707

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

Net interest expense

Net interest expense consisted of the following.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Interest expense	$ 30	$ 31	$ 58	$ 61
Interest income	(5)	(4)	(12)	(14)

Interest expense, net	$ 25	$ 27	$ 46	$ 47

Continuing operations	$ 25	$ 27	$ 46	$ 46
Discontinued operations	$—	$—	$—	$ 1

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Basic shares	613	598	613	598

Effect of dilutive securities
Employee stock options	—	1	3	1
Equity forward agreements	—	13	—	11
Employee stock purchase plans	—	1	1	1

Diluted shares	613	613	617	611

Diluted shares were the same as basic shares for the quarter ended June 30, 2004 as the impact of the common stock equivalents would be anti-dilutive.

Inventories

Inventories consisted of the following.

(in millions)	June 30, 2004	December 31, 2003 (restated)
Raw materials	$ 476	$ 568
Work in process	776	731
Finished products	865	805

Total inventories	$2,117	$2,104

Goodwill

Goodwill was $852 million (as restated), $569 million (as restated) and $163 million (as restated) for the Medication Delivery, BioScience and Renal segments, respectively, at June 30, 2004. Goodwill was $860 million (as restated), $571 million (as restated) and $168 million (as restated) for the Medication Delivery, BioScience and Renal segments, respectively, at December 31, 2003. The change in the goodwill balance for each segment principally related to fluctuations in currency exchange rates.

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

Product Warranties

The following is a summary of activity in the product warranty liability.

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(in millions)	2004	2003	2004	2003
Beginning of period	$50	$53	$ 53	$ 53
New warranties and adjustments to existing warranties	7	5	10	13
Payments in cash or in kind	(5)	(6)	(11)	(14)

End of period	$52	$52	$ 52	$ 52

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Sold receivables at beginning of period	$ 704	$ 640	$ 742	$ 721
Proceeds from sales of receivables	388	416	763	876
Cash collections (remitted to the owners of the receivables)	(465)	(397)	(883)	(930)
Effect of currency exchange rate changes	(10)	(15)	(5)	(23)

Sold receivables at end of period	$ 617	$ 644	$ 617	$ 644

7. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net pension and other postretirement benefits cost

The following is a summary of net expense relating to the company’s pension and other postretirement benefit plans.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Pension benefits
Service cost	$ 20	$ 17	$ 40	$ 33
Interest cost	37	33	76	66
Expected return on assets	(46)	(43)	(94)	(86)
Amortization of net loss, prior service cost and transition obligation	15	6	31	12

Net periodic pension benefit cost	$ 26	$ 13	$ 53	$ 25

Other benefits
Service cost	$ 2	$ 2	$ 4	$ 4
Interest cost	7	7	15	14
Amortization of net loss and prior service cost	3	1	5	2

Net periodic other benefit cost	$ 12	$ 10	$ 24	$ 20

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

Financial information for the company’s segments for the quarter and year-to-date period ended June 30 is as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003 (restated)	2004	2003 (restated)
Net sales
Medication Delivery	$1,006	$ 937	$1,932	$1,785
BioScience	893	773	1,703	1,513
Renal	480	452	953	859

Total	$2,379	$2,162	$4,588	$4,157

Pre-tax income from continuing operations
Medication Delivery	$ 182	$ 162	$ 333	$ 296
BioScience	137	176	259	299
Renal	93	79	172	145
Other	(744)	(429)	(847)	(469)

Total	$ (332)	$ (12)	$ (83)	$ 271

The following is a reconciliation of segment pre-tax income to income from continuing operations before income taxes per the consolidated income statements.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003 (restated)	2004	2003 (restated)
Total pre-tax income from segments	$ 412	$ 417	$ 764	$ 740
Unallocated amounts
Interest expense, net	(25)	(27)	(46)	(46)
Restructuring charges	(543)	(337)	(543)	(337)
Certain currency exchange rate fluctuations and hedging activities	(22)	(25)	(56)	(34)
Other corporate items	(154)	(40)	(202)	(52)

Income (loss) from continuing operations before income taxes	$(332)	$ (12)	$ (83)	$ 271

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENTS OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition and Provisions for Bad Debt

As discussed in Note 2 to the consolidated financial statements, the company has restated its previously issued financial statements for the years ended December 31, 2001, 2002 and 2003 and the first quarter of 2004. The restatement is primarily the result of the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during the period. Refer to Note 2 for further information, including the impact of the restatement for each of the periods included in this filing. As a result of the restatement, in aggregate, net sales decreased $37 million (0.2% of the originally reported amount) and net income decreased $33 million (1.5% of the originally reported amount) over the three-year period ended December 31, 2003. For the three- and six-month periods ended June 30, 2003, net sales decreased $1 million and $3 million, respectively. For the three- and six-month periods ended June 30, 2003, net income decreased $3 million and $5 million, respectively.

Income Taxes

As discussed in Note 2A to the consolidated financial statements, the company has restated its previously issued financial statements for 2001 through 2003 and the first three quarters of 2004 as a result of inadequate reconciliations, leading to classification errors in tax and other related balance sheet accounts. Refer to Note 2A for further information, including the impact of the restatement for each of the restated periods included in this filing. As a result of the restatement, stockholders’ equity as of both June 30, 2004 and December 31, 2003 increased approximately $108 million, with offsetting decreases of approximately $157 to net tax liabilities and $49 million to goodwill. The restatement does not impact the consolidated statements of income or cash flows for the quarters or year-to-date periods ended June 30, 2004 and 2003.

Refer to the company’s Form 10-K/A Amendment No. 2 for the year ended December 31, 2003 (which reflects the above-mentioned restatements) for management’s discussion and analysis of financial condition and results of operations of the company for the year ended December 31, 2003. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the quarter and year-to-date period ended June 30, 2004. The information in this discussion and analysis reflects the restatements, but is not otherwise updated.

RESULTS OF CONTINUING OPERATIONS

NET SALES

	Three months ended June 30,			Six months ended June 30,
(in millions)	2004	2003 (restated)	Percent increase	2004	2003 (restated)	Percent increase
International	$1,285	$1,165	10%	$2,475	$2,204	12%
United States	1,094	997	10%	2,113	1,953	8%

Total net sales	$2,379	$2,162	10%	$4,588	$4,157	10%

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

Higher sales of anti-body therapies, including IVIG (intravenous immunoglobulin) for immune deficiencies, contributed 2 points to the growth rate for both the quarter and year-to-date period, principally due to increased volume and improved pricing in the United States. Increased sales of non-plasma-based biosurgery products (CoSeal and FloSeal) contributed 1 point to the growth rate for both the quarter and year-to-date period. Sales of transfusion therapies products were flat for the quarter and contributed 1 point of growth for the six-month period. Partially offsetting the growth in these product lines was the impact of lower sales of vaccines, principally due to lower sales of smallpox vaccines and Neis-Vac-C, which is for the prevention of meningitis C. Sales of vaccines are impacted by the timing of government tenders, and there were no significant tenders filled during the first half of 2004. Management expects the segment’s growth for the remainder of the year to be negatively impacted by expected reductions in wholesaler inventory levels, and lower sales of transfusion therapies products due to consolidation in the plasma industry.

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

GROSS MARGIN AND EXPENSE RATIOS

The following table shows key ratios of certain income statement items as a percent of sales.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2004	2003 (restated)			2004	2003 (restated)
Gross margin	39.5%	44.9%	(5.4 pts	)	39.9%	44.5%	(4.6 pts	)
Marketing and administrative expenses	22.4%	21.6%	0.8 pts		21.8%	21.2%	0.6 pts

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

RESEARCH AND DEVELOPMENT

	Three months ended June 30		Percent decrease	Six months ended June 30		Percent decrease
(in millions)	2004	2003		2004	2003
Research and development (R&D) expenses	$ 129	$ 139	(7)%	$ 265	$ 275	(4)%
As a percent of sales	5.4%	6.4%		5.8%	6.6%

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

The company had $760 million of cash and equivalents at June 30, 2004. The company also maintains two revolving credit facilities, which totaled $1.4 billion at June 30, 2004, and which have funding expiration dates through November 2007. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates. The company has never drawn on these facilities. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a minimum interest coverage ratio. At June 30, 2004, as in prior periods, the company was in compliance with all financial covenants. The company’s net-debt-to-capital ratio, as defined below, of 41.2% (as restated) at June 30, 2004 was well below the credit facilities’ net-debt-to-capital covenant. Similarly, the company’s actual interest coverage ratio of 7.7 to 1 in the second quarter of 2004 was well in excess of the minimum interest coverage ratio covenant. The net-debt-to-capital ratio, which is calculated in accordance with the company’s primary credit agreements, and is not a measure defined by GAAP, is calculated as net debt (short-term and long-term debt and lease obligations, less cash and equivalents) divided by capital (the total of net debt and stockholders’ equity). The net-debt-to-capital ratio at June 30, 2004 and the corresponding covenant in the company’s credit agreements give 70% equity credit to the company’s equity units. Refer to the 2003 Annual Report for a description of the equity units, which were issued in December 2002. The minimum interest coverage ratio is a four-quarter rolling calculation of the total of income from continuing operations before income taxes plus interest expense (before interest income), divided by interest expense (before interest income). Baxter also maintains certain other short-term credit arrangements. The above-mentioned financial statement restatement had no impact on the company’s compliance with the financial covenants in its debt agreements.

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

Item 4. Controls and Procedures.

Controls and Procedures. The company carried out an evaluation, under the supervision and with the participation of the company’s Disclosure Committee and the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(d) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were not effective as of June 30, 2004 for the reasons described below.

The company has restated its previously issued financial results for the years 2001 through 2003, and the first three quarters of 2004. This restatement was primarily the result of a material weakness that existed as it relates to the controls surrounding the income tax accounts. Specifically, current income taxes payable were not reconciled to expected tax payments due, and the company did not adequately review the difference between the income tax basis and financial reporting basis of assets and liabilities and reconcile the difference to recorded deferred income tax assets and liabilities. Refer to Note 2A to the consolidated financial statements for further information regarding this restatement. To address this material weakness, subsequent to December 31, 2004, the company’s management has taken the following actions:

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

In addition, as previously disclosed in the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, in August 2004 the company restated its previously issued financial results for the years 2001 through 2003, and for the first quarter of 2004. This restatement was primarily the result of the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during this period. Senior management became aware of these issues in 2004 through the reporting procedures established under Baxter’s Global Business Practice Standards. Upon becoming aware of the issues in Brazil, senior management, with the assistance of the company’s internal audit team, conducted a preliminary investigation. This preliminary investigation was followed by a more comprehensive investigation by the Audit Committee of Baxter’s Board of Directors, with the assistance of independent legal counsel and forensic and other accountants. Refer to Note 2 to the consolidated financial statements for further information regarding this restatement.

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

The changes to internal control over financial reporting described above were implemented subsequent to the quarter ended June 30, 2004. There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q/A Amendment No. 1 for the three and six months ended June 30, 2004 and 2003 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

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

As described in Notes 2 and 2A, the Company has restated its previously issued consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

August 9, 2004, except for Note 2A which is as of March 28, 2005

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: March 31, 2005	By:	/S/ JOHN J. GREISCH
John J. Greisch
Corporate Vice President and Chief Financial Officer

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Number	Description of Exhibit
10.31A *	Amendment No. 1 to Baxter International Inc. Non-Employee Director Compensation Plan, filed as exhibit 10.31A to the company’s quarterly report on Form 10-Q for the quarter ended June 30. 2004.

10.36 *	Separation Agreement with Harry M. Jansen Kraemer, Jr. dated June 30, 2004, filed as exhibit 10.36 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

15	Letter Re Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

*	Incorporated herein by reference.