Form 10-Q/A
period 2004-09-30
BAXTER INTERNATIONAL INC
filed 2005-03-31
CIK 10456

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

EXPLANATORY NOTE

Baxter International Inc. is filing this Form 10-Q/A Amendment No. 1 for the quarter ended September 30, 2004 to reflect the restatement of its consolidated financial statements for the quarters ended September 30, 2004 and 2003. The restatement arises from the controls surrounding the income tax accounts. Specifically, current income taxes payable balances were not reconciled to expected tax payments due, and the company did not adequately review the difference between the income tax basis and the financial reporting basis of assets and liabilities, and reconcile the difference to recorded deferred income tax assets and liabilities. Refer to Note 1A for a complete description and quantification of the restatement.

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

Baxter International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

	Restated
	September 30, 2004	December 31, 2003
Current assets
Cash and equivalents	$ 822	$ 925
Accounts and other current receivables	2,108	1,914
Inventories	2,106	2,104
Short-term deferred income taxes	405	140
Prepaid expenses and other	282	277

Total current assets	5,723	5,360

Property, plant and equipment
At cost	7,840	7,791
Accumulated depreciation and amortization	(3,494)	(3,199)

Net property, plant and equipment	4,346	4,592

Other assets
Goodwill	1,591	1,599
Other intangible assets	572	611
Other	1,535	1,545

Total other assets	3,698	3,755

Total assets	$13,767	$13,707

Current liabilities
Short-term debt	$ 178	$ 153
Accounts payable and accrued liabilities	2,800	3,107
Income taxes payable	548	438

Total current liabilities	3,526	3,698

Long-term debt and lease obligations	4,411	4,421

Other long-term liabilities	2,036	2,206

Commitments and contingencies

Stockholders’ equity
Common stock, $1 par value, authorized 2,000,000,000 shares, 648,417,007 issued in 2004 and 648,574,109 in 2003	648	649
Common stock in treasury, at cost, 32,539,304 shares in 2004 and 37,273,424 shares in 2003	(1,613)	(1,863)
Additional contributed capital	3,643	3,786
Retained earnings	2,512	2,230
Accumulated other comprehensive loss	(1,396)	(1,420)

Total stockholders’ equity	3,794	3,382

Total liabilities and stockholders’ equity	$13,767	$13,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

(brackets denote cash outflows)

	Nine months ended September 30,
	2004	2003
Cash flows from operations
Income from continuing operations	$277	$536
Adjustments
Depreciation and amortization	445	400
Deferred income taxes	(238)	(135)
Restructuring charges	543	337
Other	151	34
Changes in balance sheet items
Accounts receivable	(155)	16
Inventories	(44)	(233)
Accounts payable and accrued liabilities	(270)	(171)
Restructuring payments	(136)	(38)
Other	(44)	(76)

Cash flows from continuing operations	529	670
Cash flows from discontinued operations	17	5

Cash flows from operations	546	675

Cash flows from investing activities
Capital expenditures	(363)	(564)
Acquisitions (net of cash received) and investments in and advances to affiliates	(20)	(106)
Divestitures and other	31	—

Cash flows from investing activities	(352)	(670)

Cash flows from financing activities
Issuances of debt	519	654
Redemptions of financing obligations	(596)	(1,001)
Increase in debt with maturities of three months or less, net	64	335
Common stock cash dividends	(361)	(346)
Proceeds from stock issued under employee benefit plans	108	60
Issuance of stock	—	644
Purchases of treasury stock	(18)	(714)

Cash flows from financing activities	(284)	(368)

Effect of currency exchange rate changes on cash and equivalents	(13)	24

Decrease in cash and equivalents	(103)	(339)
Cash and equivalents at beginning of period	925	1,169

Cash and equivalents at end of period	$822	$830

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

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2004	2003	2004	2003
Net income, as reported	$ 276	$ 253	$ 282	$ 502
Add:
Stock-based employee compensation expense included in reported net income, net of tax	1	1	13	1
Deduct:
Total stock-based employee compensation expense determined under the fair value method, net of tax	(19)	(35)	(79)	(120)

Pro forma net income	$ 258	$ 219	$ 216	$ 383

Earnings per basic share
As reported	$0.45	$0.43	$0.46	$0.85
Pro forma	$0.42	$0.38	$0.35	$0.65

Earnings per diluted share
As reported	$0.45	$0.42	$0.46	$0.83
Pro forma	$0.42	$0.37	$0.35	$0.64

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

As a result of the restatement, stockholders’ equity as of both September 30, 2004 and December 31, 2003 increased approximately $108 million, with offsetting decreases of approximately $157 to net tax liabilities and $49 million to goodwill. The restatement did not impact the consolidated statements of income or cash flows for the quarters or year-to-date periods ended September 30, 2004 and 2003.

The following is a summary of the impact of the restatement on the previously filed consolidated balance sheets at September 30, 2004 and December 31, 2003.

Consolidated Balance Sheets at September 30, 2004 and December 31, 2003

	September 30, 2004		December 31, 2003
(in millions, except shares)	As originally reported	As restated	As previously reported (Amendment No. 1)	As restated
Current assets
Cash and equivalents	$ 822	$ 822	$ 925	$ 925
Accounts and other current receivables	2,108	2,108	1,914	1,914
Inventories	2,106	2,106	2,104	2,104
Short-term deferred income taxes	405	405	140	140
Prepaid expenses and other	282	282	277	277

Total current assets	5,723	5,723	5,360	5,360

Property, plant and equipment
At cost	7,840	7,840	7,791	7,791
Accumulated depreciation and amortization	(3,494)	(3,494)	(3,199)	(3,199)

Net property, plant and equipment	4,346	4,346	4,592	4,592

Other assets
Goodwill	1,640	1,591	1,648	1,599
Other intangible assets	572	572	611	611
Other	1,488	1,535	1,498	1,545

Total other assets	3,700	3,698	3,757	3,755

Total assets	$13,769	$13,767	$13,709	$13,707

Current liabilities
Short-term debt	$ 178	$ 178	$ 153	$ 153
Accounts payable and accrued liabilities	2,800	2,800	3,107	3,107
Income taxes payable	648	548	538	438

Total current liabilities	3,626	3,526	3,798	3,698

Long-term debt and lease obligations	4,411	4,411	4,421	4,421

Other long-term liabilities	2,046	2,036	2,216	2,206

Commitments and contingencies

Stockholders’ equity
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,417,007 shares in 2004 and 648,574,109 shares in 2003	648	648	649	649
Common stock in treasury, at cost, 32,539,304 shares in 2004 and 37,273,424 shares in 2003	(1,613)	(1,613)	(1,863)	(1,863)
Additional contributed capital	3,630	3,643	3,773	3,786
Retained earnings	2,427	2,512	2,145	2,230
Accumulated other comprehensive loss	(1,406)	(1,396)	(1,430)	(1,420)

Total stockholders’ equity	3,686	3,794	3,274	3,382

Total liabilities and stockholders’ equity	$13,769	$13,767	$13,709	$13,707

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

Net interest expense consisted of the following.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Interest expense	$ 29	$33	$ 87	$ 94
Interest income	(9)	(7)	(21)	(21)

Net interest expense	$ 20	$26	$ 66	$ 73

Continuing operations	$ 20	$25	$ 66	$ 71
Discontinued operations	$—	$ 1	$—	$ 2

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

Goodwill

Goodwill was $859 million (as restated), $568 million (as restated) and $164 million (as restated) for the Medication Delivery, BioScience and Renal segments, respectively, at September 30, 2004. Goodwill was $860 million (as restated), $571 million (as restated) and $168 million (as restated) for the Medication Delivery, BioScience and Renal segments, respectively, at December 31, 2003. The change in the goodwill balance for each segment principally related to fluctuations in currency exchange rates.

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

Product warranties

The following is a summary of activity in the product warranty liability.

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(in millions)	2004	2003	2004	2003
Beginning of period	$52	$52	$ 53	$ 53
New warranties and adjustments to existing warranties	6	7	16	20
Payments in cash or in kind	(6)	(8)	(17)	(22)

End of period	$52	$51	$ 52	$ 51

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

A summary of the activity for these securitization arrangements is as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Sold receivables at beginning of period	$547	$ 644	$742	$721
Proceeds from sales of receivables	307	458	1,000	1,334
Cash collections (remitted to the owners of the receivables)	(391)	(448)	(1,274)	(1,378)
Effect of currency exchange rate changes	(1)	7	(6)	(16)

Sold receivables at end of period	$462	$ 661	$462	$661

6. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net pension and other postretirement benefits cost

The following is a summary of net expense relating to the company’s pension and other postretirement benefit plans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Pension benefits
Service cost	$ 19	$ 18	$ 59	$ 51
Interest cost	38	38	114	104
Expected return on assets	(47)	(48)	(141)	(134)
Amortization of net loss, prior service cost and transition obligation	16	6	47	18

Net periodic pension benefit cost	$ 26	$ 14	$ 79	$ 39

Other benefits
Service cost	$ 3	$ 2	$ 7	$ 6
Interest cost	7	7	22	21
Amortization of net loss and prior service cost	2	2	7	4

Net periodic other benefit cost	$ 12	$ 11	$ 36	$ 31

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

Financial information for the company’s segments for the quarter and year-to-date period ended September 30 is as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Net sales
Medication Delivery	$ 986	$ 945	$2,918	$2,730
BioScience	849	820	2,552	2,333
Renal	485	451	1,438	1,310

Total	$2,320	$2,216	$6,908	$6,373

Pre-tax income from continuing operations
Medication Delivery	$ 191	$ 184	$ 524	$ 480
BioScience	181	161	440	460
Renal	87	81	259	226
Other	(113)	(65)	(960)	(534)

Total	$ 346	$ 361	$ 263	$ 632

The following is a reconciliation of segment pre-tax income to income from continuing operations before income taxes per the consolidated income statements.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Total pre-tax income from segments	$459	$426	$1,223	$1,166
Unallocated amounts
Interest expense, net	(20)	(25)	(66)	(71)
Restructuring charge	—	—	(543)	(337)
Certain currency exchange rate fluctuations and hedging activities	(21)	(16)	(91)	(49)
Other corporate items	(72)	(24)	(260)	(77)

Income from continuing operations before income taxes and cumulative effect of accounting changes	$346	$361	$ 263	$ 632

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 1A to the consolidated financial statements, the company has restated its previously issued financial statements for 2001 through 2003 and the first three quarters of 2004 as a result of inadequate reconciliations, leading to classification errors in tax and other related balance sheet accounts. Refer to Note 1A for further information, including the impact of the restatement for each of the restated periods included in this filing. As a result of the restatement, stockholders’ equity as of both September 30, 2004 and December 31, 2003 increased approximately $108 million, with offsetting decreases of approximately $157 to net tax liabilities and $49 million to goodwill. The restatement does not impact the consolidated statements of income or cash flows for the quarters or year-to-date periods ended September 30, 2004 and 2003.

Refer to the company’s Form 10-K/A Amendment No. 2 for the year ended December 31, 2003 (which reflects the above-mentioned restatement) for management’s discussion and analysis of financial condition and results of operations of the company for the year ended December 31, 2003. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the quarter and year-to-date period ended September 30, 2004. The information in this discussion and analysis reflects the restatement, but is not otherwise updated.

RESULTS OF CONTINUING OPERATIONS

NET SALES

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2004	2003	Percent increase	2004	2003	Percent increase
International	$1,218	$1,149	6%	$3,693	$3,353	10%
United States	1,102	1,067	3%	3,215	3,020	6%

Total net sales	$2,320	$2,216	5%	$6,908	$6,373	8%

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

The primary driver of the segment’s growth rate for the quarter and year-to-date period was increased sales of recombinant Factor VIII products, contributing 6 points and 7 points of growth in the three- and nine-month periods, respectively. Growth in sales of recombinant products in both the quarter and year-to-date period was principally fueled by the launch of the advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method (rAHF-PFM)), which received regulatory approval in the United States in July 2003 and in Europe in March 2004. Partially offsetting the growth in sales volume relating to the ADVATE launch in the year-to-date period was the impact of reductions in wholesaler inventory levels of recombinant products in the United States, which management expects will continue for the remainder of the year. Management expects an increased sales contribution from ADVATE during the remainder of 2004 as the launch of this new product continues.

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

Higher sales of anti-body therapies, including IVIG (intravenous immunoglobulin) for immune deficiencies, contributed 1 point and 2 points to the growth rate for the quarter and year-to-date period, respectively, principally due to improved pricing in the United States and, in the year-to-date period, higher product availability due to cycle time reduction initiatives.

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

GROSS MARGIN AND EXPENSE RATIOS

The following table shows key ratios of certain income statement items as a percent of sales.

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Change		2004	2003	Change
Gross margin	41.5%	43.7%	(2.2 pts	)	40.5%	44.2%	(3.7 pts	)
Marketing and administrative expenses	19.9%	19.9%	— pts		21.1%	20.7%	0.4 pts

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

RESEARCH AND DEVELOPMENT

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2004	2003	Percent decrease	2004	2003	Percent decrease
Research and development (R&D)	$124	$137	(9)%	$389	$412	(6)%
As a percent of sales	5.3%	6.2%		5.6%	6.5%

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

			Inventory Turns
	Inventories		Nine months ended September 30,
(in millions, except inventory turn data)	September 30, 2004	December 31, 2003	2004	2003
BioScience	$1,271	$1,378	1.51	1.39
Medication Delivery	620	528	3.70	3.64
Renal	215	198	4.13	3.95

Total	$2,106	$2,104	2.48	2.31

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

Credit facilities

The company had $822 million of cash and equivalents at September 30, 2004. The company also maintains two revolving credit facilities, which totaled $1.44 billion at September 30, 2004. One of the facilities totals $640 million and matures in October 2007, and the other facility totals $800 million and matures in September 2009. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates. The company has never drawn on these facilities. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a minimum interest coverage ratio. At September 30, 2004, as in prior periods, the company was in compliance with all financial covenants. The company’s net-debt-to-capital ratio, as defined below, of 38.3% (as restated) at September 30, 2004 was well below the credit facilities’ net-debt-to-capital covenant. Similarly, the company’s actual interest coverage ratio of 7.8 to 1 in the third quarter of 2004 was well in excess of the minimum interest coverage ratio covenant. The net-debt-to-capital ratio, which is calculated in accordance with the company’s primary credit agreements, and is not a measure defined by GAAP, is calculated as net debt (short-term and long-term debt and lease obligations, less cash and equivalents) divided by capital (the total of net debt and stockholders’ equity). The net-debt-to-capital ratio at September 30, 2004 and the corresponding covenant in the company’s credit agreements give 70% equity credit to the company’s equity units. Refer to the 2003 Form 10-K/A for a description of the equity units, which were issued in December 2002. The minimum interest coverage ratio is a four-quarter rolling calculation of the total of income from continuing operations before income taxes plus interest expense (before interest income), divided by interest expense (before interest income). Baxter also maintains certain other credit arrangements.

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

Item 4. Controls and Procedures

Controls and Procedures. The company carried out an evaluation, under the supervision and with the participation of the company’s Disclosure Committee and the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(d) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were not effective as of September 30, 2004 for the reasons described below.

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

In addition, as previously disclosed in the company’s filings with the Securities and Exchange Commission, in August 2004 the company restated its previously issued financial results for the years 2001 through 2003, and for the first quarter of 2004. This restatement was primarily the result of the inappropriate application of accounting principles for revenue recognition and inadequate provisions for bad debts in Brazil during this period. Senior management became aware of these issues in 2004 through the reporting procedures established under Baxter’s Global Business Practice Standards. Upon becoming aware of the issues in Brazil, senior management, with the assistance of the company’s internal audit team, conducted a preliminary investigation. This preliminary investigation was followed by a more comprehensive investigation by the Audit Committee of Baxter’s Board of Directors, with the assistance of independent legal counsel and forensic and other accountants. Refer to the company’s Form 10-K/A Amendment No. 2 for the year ended December 31, 2003 for further information regarding this restatement.

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

The changes to internal control over financial reporting described above were implemented subsequent to June 30, 2004. Other than the actions mentioned above, there has been no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q/A Amendment No. 1 for the three and nine months ended September 30, 2004 and 2003 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

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

/s/ PricewaterhouseCoopersLLP

PricewaterhouseCoopers LLP Chicago, Illinois November 4, 2004, except for Note 1A which is as of March 28, 2005

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: March 31, 2005	By:	/S/ JOHN J. GREISCH
John J. Greisch
Corporate Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit
10.39*	Separation Agreement with Brian Anderson dated August 2, 2004, filed as exhibit 10.39 to the company’s quarterly report for the quarter ended September 30, 2004.

10.40*	Form of Stock Option Plan Terms and Conditions, filed as exhibit 10.40 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

15	Letter Re Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

*	Incorporated herein by reference.