Form 10-Q
period 2005-03-31
BAXTER INTERNATIONAL INC
filed 2005-05-06
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒    No ☐

The number of shares of the registrant’s Common Stock, par value $1.00 per share,

outstanding as of April 29, 2005 was 620,729,469 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended March 31,
	2005	2004
Net sales	$2,383	$2,209
Costs and expenses
Cost of goods sold	1,414	1,316
Marketing and administrative expenses	483	466
Research and development expenses	133	136
Net interest expense	31	21
Other expense, net	24	21

Total costs and expenses	2,085	1,960

Income from continuing operations before income taxes	298	249
Income tax expense	74	62

Income from continuing operations	224	187
Discontinued operations	2	(11)

Net income	$ 226	$ 176

Earnings per basic common share
Continuing operations	$ 0.36	$ 0.31
Discontinued operations	0.01	(0.02)

Net income	$ 0.37	$ 0.29

Earnings per diluted common share
Continuing operations	$ 0.36	$ 0.30
Discontinued operations	—	(0.02)

Net income	$ 0.36	$ 0.28

Weighted average number of common shares outstanding
Basic	619	612
Diluted	623	616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		March 31, 2005	December 31, 2004
Current assets	Cash and equivalents	$ 1,106	$ 1,109
	Accounts and other current receivables	1,982	2,091
	Inventories	2,105	2,135
	Short-term deferred income taxes	249	297
	Prepaid expenses and other	339	387

	Total current assets	5,781	6,019

Property, plant and equipment	At cost	7,994	7,991
	Accumulated depreciation and amortization	(3,684)	(3,622)

	Net property, plant and equipment	4,310	4,369

Other assets	Goodwill	1,617	1,648
	Other intangible assets	536	547
	Other	1,564	1,564

	Total other assets	3,717	3,759

Total assets		$13,808	$14,147

Current liabilities	Short-term debt	$ 550	$ 207
	Current maturities of long-term debt and lease obligations	1,027	154
	Accounts payable and accrued liabilities	2,701	3,531
	Income taxes payable	417	394

	Total current liabilities	4,695	4,286

Long-term debt and lease obligations		3,022	3,933

Other long-term liabilities		2,081	2,223

Commitments and contingencies

Stockholders’ equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,414,492 shares in 2005 and 2004	648	648
	Common stock in treasury, at cost, 28,414,340 shares in 2005 and 30,489,183 shares in 2004	(1,405)	(1,511)
	Additional contributed capital	3,549	3,597
	Retained earnings	2,485	2,259
	Accumulated other comprehensive loss	(1,267)	(1,288)

	Total stockholders’ equity	4,010	3,705

Total liabilities and stockholders’ equity		$13,808	$14,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Three months ended March 31,
(brackets denote cash outflows)		2005	2004
Cash flows from operations	Income from continuing operations	$ 224	$187
	Adjustments
	Depreciation and amortization	147	149
	Deferred income taxes	23	10
	Other	18	23
	Changes in balance sheet items
	Accounts and other current receivables	44	(96)
	Inventories	19	(66)
	Accounts payable and accrued liabilities	(245)	(252)
	Restructuring payments	(43)	(37)
	Other	84	29

	Cash flows from continuing operations	271	(53)
	Cash flows from discontinued operations	1	(1)

	Cash flows from operations	272	(54)

Cash flows from investing activities	Capital expenditures	(65)	(90)
	Acquisitions (net of cash received) and investments in and advances to affiliates	—	(14)
	Divestitures and other	49	26

	Cash flows from investing activities	(16)	(78)

Cash flows from financing activities	Issuances of debt	20	87
	Payments of obligations	(349)	(33)
	Increase in debt with maturities of three months or less, net	357	137
	Common stock cash dividends	(359)	(361)
	Proceeds from stock issued under employee benefit plans	53	31
	Purchases of treasury stock	—	(11)

	Cash flows from financing activities	(278)	(150)

Effect of currency exchange rate changes on cash and equivalents		19	3

Decrease in cash and equivalents		(3)	(279)
Cash and equivalents at beginning of period		1,109	925

Cash and equivalents at end of period		$1,106	$646

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s 2004 Annual Report to Stockholders (2004 Annual Report).

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

Certain reclassifications have been made to conform the 2004 financial statements and notes to the 2005 presentation.

Stock compensation plans

The company has a number of stock-based employee compensation plans, including stock option, stock purchase, restricted stock and restricted stock unit plans. The company measures stock-based compensation expense using the intrinsic value method of accounting. Generally, no expense is recognized for the company’s employee stock option and purchase plans. Expense is recognized relating to restricted stock and restricted stock unit grants and certain modifications to stock options.

Under the fair value method, expense would be recognized for the company’s employee stock option and purchase plans. The following table shows net income and earnings per share (EPS) had the company applied the fair value method of accounting for stock-based compensation.

	Three months ended March 31,
(in millions, except per share data)	2005	2004
Net income, as reported	$ 226	$ 176
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	12	28

Pro forma net income	$ 214	$ 148

Earnings per basic share
As reported	$0.37	$0.29
Pro forma	$0.35	$0.25
Earnings per diluted share
As reported	$0.36	$0.28
Pro forma	$0.34	$0.23

New accounting standard

In December 2004, the Financial Accounting Standards Board revised and reissued FASB No. 123, “Share-Based Payment” (FASB No. 123-R), which requires companies to expense the value of employee stock options and similar awards. The standard was to become effective July 1, 2005. In April 2005, the SEC amended Regulation S-X to provide a six-month adoption deferral period for public companies. Therefore, FASB No. 123-R will not become effective until January 1, 2006. The new rules provide for one of two transition elections, either prospective application or restatement (back to January 1, 1995). The company plans to adopt FASB No. 123-R on January 1, 2006 and has not yet decided which transition option the company will use. Management is in the process of analyzing the provisions of FASB No. 123-R and assessing the impact on the company’s future consolidated financial statements. The pro forma effect of expensing employee stock options and similar awards under existing rules is presented above.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net pension and other postemployment benefits expense

The following is a summary of net expense relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended March 31,
(in millions)	2005	2004
Pension benefits
Service cost	$21	$20
Interest cost	41	39
Expected return on plan assets	(43)	(48)
Amortization of net loss, prior service cost and transition obligation	21	16

Net pension plan expense	$40	$27

OPEB
Service cost	$ 2	$ 2
Interest cost	8	8
Amortization of net loss and prior service cost	3	2

Net OPEB plan expense	$13	$12

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to sponsors of retiree health-care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare (Part D). The final regulations for determining whether plans are actuarially equivalent to Medicare (Part D) were issued in January 2005. Based on these final regulations, management expects the company’s OPEB plan to be actuarially equivalent to Medicare (Part D), and that the company will be eligible for the federal subsidy. In accordance with GAAP, the estimated reduction in the accumulated OPEB obligation due to the federal subsidy will be reflected as an actuarial gain. The actuarial gain will be amortized, reducing OPEB plan expense in the future. The effect on the company’s consolidated financial statements is not expected to be material.

Net interest expense

Net interest expense consisted of the following.

	Three months ended March 31,
(in millions)	2005	2004
Interest expense	$41	$28
Interest income	(10)	(7)

Net interest expense	$31	$21

Other expense, net

Other income and expense principally includes amounts relating to foreign exchange, minority interests, income and losses relating to equity method investments, and divestiture gains and losses.

Comprehensive income

Total comprehensive income was $247 million for the three months ended March 31, 2005 and $191 million for the three months ended March 31, 2004. The increase in comprehensive income during 2005 principally related to increased net income and favorable movements in the company’s net investment hedges, partially offset by unfavorable currency translation adjustments.

Earnings per share

The numerator for both basic and diluted EPS is net income. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding employee stock options, employee stock purchase subscriptions and other common stock equivalents is reflected in the denominator for diluted EPS using the treasury stock method. The following is a reconciliation of basic shares to diluted shares.

	Three months ended March 31,
(in millions)	2005	2004
Basic shares	619	612

Effect of dilutive securities
Employee stock options	4	2
Employee stock purchase and other plans	—	2

Diluted shares	623	616

Inventories

Inventories consisted of the following.

(in millions)	March 31, 2005	December 31, 2004
Raw materials	$ 447	$ 456
Work in process	690	754
Finished products	968	925

Total inventories	$2,105	$2,135

Goodwill

Goodwill was $895 million, $578 million and $144 million for the Medication Delivery, BioScience and Renal segments, respectively, at March 31, 2005. Goodwill was $895 million, $583 million and $170 million for the Medication Delivery, BioScience and Renal segments, respectively, at December 31, 2004. The change in the goodwill balance related to foreign currency fluctuations and a divestiture in the Renal segment.

Other intangible assets

The following is a summary of the company’s intangible assets subject to amortization at March 31, 2005 and December 31, 2004. Intangible assets with indefinite useful lives are not material.

(in millions, except amortization period data)	Developed technology, including patents	Manufacturing, distribution and other contracts	Other	Total
March 31, 2005
Gross intangible assets	$803	$31	$80	$914
Accumulated amortization	343	15	27	385

Net intangible assets	$460	$16	$53	$529

Weighted-average amortization period (in years)	15	8	20	15

December 31, 2004
Gross intangible assets	$804	$28	$80	$912
Accumulated amortization	333	14	25	372

Net intangible assets	$471	$14	$55	$540

Weighted-average amortization period (in years)	14	8	20	15

The amortization expense for these intangible assets was $14 million for the three months ended March 31, 2005 and $16 million for the three months ended March 31, 2004. At March 31, 2005, the anticipated annual amortization expense for these intangible assets is $56 million, $54 million, $46 million, $41 million, $40 million and $39 million in 2005, 2006, 2007, 2008, 2009 and 2010, respectively.

Product warranties

The following is a summary of activity in the product warranty liability.

	As of and for the three months ended March 31,
(in millions)	2005	2004
Beginning of period	$57	$53
New warranties and adjustments to existing warranties	7	3
Payments in cash or in kind	(7)	(6)

End of period	$57	$50

Securitization arrangements

The company’s securitization arrangements resulted in net cash outflows of $52 million for the three months ended March 31, 2005 and $43 million for the three months ended March 31, 2004. A summary of the activity is as follows.

	As of and for the three months ended March 31,
(in millions)	2005	2004
Sold receivables at beginning of period	$594	$742
Proceeds from sales of receivables	356	375
Cash collections (remitted to the owners of the receivables)	(408)	(418)
Foreign exchange	(3)	5

Sold receivables at end of period	$539	$704

The American Jobs Creation Act of 2004

In October 2004, the American Jobs Creation Act of 2004 (the Jobs Creation Act) was enacted. The Act includes numerous provisions, including the creation of a temporary incentive for United States multinationals to repatriate accumulated income earned abroad. The temporary tax deduction of 85% of certain repatriated foreign earnings is subject to a number of limitations. Detailed final guidance necessary to implement the Jobs Creation Act has not yet been issued by the Internal Revenue Service. Management is analyzing the provisions of the Jobs Creation Act and has not yet determined the effects, if any, on the company’s plans or its consolidated financial statements. Management expects to complete its evaluation by the end of the third quarter of 2005. Refer to the 2004 Annual Report for further information.

3. RESTRUCTURING INITIATIVES

2004 Restructuring Charge

During the second quarter of 2004, the company recorded a $543 million restructuring charge principally associated with management’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. The charge was primarily for severance and costs associated with the closing of facilities (including the closure of additional plasma collection centers) and the exiting of contracts.

These actions include the elimination of over 4,000 positions, or 8% of the global workforce, as management reorganizes and streamlines the company. Approximately 50% of the positions being eliminated are in the United States. Approximately three-quarters of the estimated savings impact general and administrative expenses, with the remainder primarily impacting cost of sales. The eliminations impact all three of the company’s segments, along with the corporate headquarters and functions.

Included in the 2004 charge was $196 million relating to asset impairments, almost all of which was to write down property, plant and equipment (PP&E), based on market data for the assets. Also included in the 2004 charge was $347 million for cash costs, principally pertaining to severance and other employee-related costs. Approximately three-quarters of the targeted positions have been eliminated as of March 31, 2005.

2003 Restructuring Charge

During the second quarter of 2003, the company recorded a $337 million restructuring charge principally associated with management’s decision to close certain facilities and reduce headcount on a global basis. Management undertook these actions in order to position the company more competitively and to enhance profitability. The company closed plasma collection centers and a plasma fractionation facility. In addition, the company consolidated and integrated several facilities. Management discontinued Baxter’s recombinant hemoglobin protein program because it did not meet expected clinical milestones. Also included in the charge were costs related to other reductions in the company’s workforce.

Included in the 2003 charge was $128 million relating to asset impairments, principally to write down PP&E, goodwill and other intangible assets. The impairment loss relating to the PP&E was based on market data for the assets. The impairment loss relating to goodwill and other intangible assets was based on management’s assessment of the value of the related businesses. Also included in the 2003 charge was $209 million for cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of approximately 3,200 positions worldwide. Virtually all of the targeted positions have been eliminated as of March 31, 2005, and the program is substantially complete, except for remaining severance and other cash payments to be made in the future.

Restructuring Reserves

The following summarizes activity in the company’s restructuring reserves through March 31, 2005.

(in millions)	Employee- related costs	Contractual and other costs	Total
2003 Restructuring Charge
Charge	$160	$ 49	$209
Utilization	(63)	(6)	(69)

Reserve at December 31, 2003	97	43	140
Utilization	(74)	(17)	(91)

Reserve at December 31, 2004	23	26	49
Utilization	(5)	(1)	(6)

Reserve at March 31, 2005	$ 18	$ 25	$ 43

2004 Restructuring Charge
Charge	$212	$135	$347
Utilization	(60)	(32)	(92)

Reserve at December 31, 2004	152	103	255
Utilization	(26)	(11)	(37)

Reserve at March 31, 2005	$126	$ 92	$218

With respect to the 2003 restructuring charge, the remaining reserve is expected to be utilized during 2005. With respect to the 2004 restructuring charge, approximately $150 million of the reserve is expected to be utilized during full-year 2005, with the remainder to be utilized in 2006.

4. LEGAL PROCEEDINGS

Refer to “Part II - Item 1. Legal Proceedings” below.

5. SEGMENT INFORMATION

The company operates in three segments, each of which is a strategic business that is managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their products and services are as follows: Medication Delivery, which provides a range of intravenous solutions and specialty products that are used in combination for fluid replenishment, general anesthesia, nutrition therapy, pain management, antibiotic therapy and chemotherapy; BioScience, which develops biopharmaceuticals, biosurgery products, vaccines and blood collection, processing and storage products and technologies for transfusion therapies; and Renal, which develops products and provides services to treat end-stage kidney disease.

Certain items are maintained at the corporate level (Corporate) and are not allocated to the segments. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, corporate headquarters costs, certain non-strategic investments and related income and expense, certain nonrecurring gains and losses, certain special charges (such as in-process research and development, restructuring and certain asset impairments), deferred income taxes, certain foreign currency fluctuations, certain employee benefit costs, the majority of the foreign currency and interest rate hedging activities, and certain litigation liabilities and related insurance receivables.

Financial information for the company’s segments for the quarters ended March 31 is as follows.

	Three months ended March 31,
(in millions)	2005	2004
Net sales
Medication Delivery	$ 978	$ 926
BioScience	902	810
Renal	503	473

Total	$2,383	$2,209

Pre-tax income from continuing operations
Medication Delivery	$ 157	$ 151
BioScience	204	122
Renal	97	80
Other	(160)	(104)

Total	$ 298	$ 249

The following is a reconciliation of segment pre-tax income from continuing operations to the totals per the consolidated income statements.

	Three months ended March 31,
(in millions)	2005	2004
Total pre-tax income from segments	$458	$353
Unallocated amounts
Net interest expense	(31)	(21)
Foreign exchange fluctuations and hedging activities	(24)	(34)
Other Corporate items	(105)	(49)

Income from continuing operations before income taxes	$298	$249

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the 2004 Annual Report for management’s discussion and analysis of the financial condition and results of operations of the company for the year ended December 31, 2004. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the quarter ended March 31, 2005.

RESULTS OF CONTINUING OPERATIONS

NET SALES

	Three months ended March 31,		Percent change
(in millions)	2005	2004
Medication Delivery	$ 978	$ 926	6%
BioScience	902	810	11%
Renal	503	473	6%

Total net sales	$2,383	$2,209	8%

	Three months ended March 31,		Percent change
(in millions)	2005	2004
International	$1,339	$1,190	13%
United States	1,044	1,019	2%

Total net sales	$2,383	$2,209	8%

Foreign exchange benefited sales growth by 3 points in the first quarter of 2005 principally because the United States Dollar weakened relative to the Euro and the Japanese Yen. Foreign currency fluctuations favorably impacted sales growth for all three segments.

Medication Delivery

Net sales for the Medication Delivery segment increased 6% during the three months ended March 31, 2005 (including 3 percentage points relating to the favorable impact of foreign exchange).

The following is a summary of sales by significant product line.

	Three months ended March 31,		Percent change
(in millions)	2005	2004
IV Therapies	$296	$282	5%
Drug Delivery	204	188	9%
Infusion Systems	230	188	22%
Anesthesia	231	242	(5%	)
Other	17	26	(35%	)

Total net sales	$978	$926	6%

IV Therapies

This product line principally consists of intravenous solutions and nutritional products. Because approximately two-thirds of IV Therapies’ sales are generated outside the United States, sales growth in this product line particularly benefited from the weakened United States Dollar in the first quarter of 2005. Sales growth, which was primarily due to increased volume, was strong in international markets, partially offset by lower sales of nutritional products used with automated compounding equipment in the United States.

Drug Delivery

This product line primarily consists of drugs and contract services, principally for pharmaceutical and biotechnology customers. Sales growth in this product line for the first quarter of 2005 was principally driven by $9 million of sales under an existing order from the United States Government related to its biodefense program. In addition, increased sales of certain generic and branded pre-mixed drugs contributed to sales growth in the first quarter of 2005, with the growth driven by increases in volume, partially offset by lower pricing.

Infusion Systems

Sales growth of electronic infusion pumps and related tubing sets during the first quarter of 2005 was primarily driven by higher sales of devices, and was particularly strong due to the timing of customers’ purchases. Device volume was strong in both the United States and international markets, partially offset by reduced pricing related to certain renegotiated group purchasing organization contracts in the United States.

Anesthesia

Sales of anesthesia products declined during the first quarter of 2005, with the reduced sales volume primarily driven by wholesaler stocking actions in the United States during the fourth quarter of 2004. The wholesaler actions impacted sales of certain proprietary products, such as SUPRANE (Desflurane, USP), an inhaled anesthetic agent. As discussed in the 2004 Annual Report, management continues to believe additional competitors may enter the market in 2005 with a generic propofol, which could unfavorably impact market share and pricing for this product.

Other

This category primarily includes other hospital-distributed products. The decline in sales during the first quarter of 2005 was primarily due to the continued exit of certain lower-margin distribution businesses outside the United States.

BioScience

Net sales for the BioScience segment increased 11% during the three months ended March 31, 2005 (including 3 percentage points relating to the favorable impact of foreign exchange).

The following is a summary of sales by significant product line.

	Three months ended March 31,		Percent change
(in millions)	2005	2004
Recombinants	$344	$292	18%
Plasma Proteins	259	238	9%
Antibody Therapy	89	80	11%
Transfusion Therapies	133	140	(5%	)
Other	77	60	28%

Total net sales	$902	$810	11%

Recombinants

The primary driver of sales growth in the BioScience segment during the first quarter of 2005 was increased sales volume of recombinant Factor VIII products. Factor VIII products are used in the treatment of hemophilia A, which is a bleeding disorder caused by a deficiency in blood clotting Factor VIII. Sales growth for the first quarter of 2005 was primarily fueled by the continued launch of the advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, which received regulatory approval in the United States in July 2003 and in Europe in March 2004. ADVATE is the first and only Factor VIII product made without any added human or animal proteins in the cell culture, purification or final formulation process, thereby eliminating the risk of infections caused by viruses that could potentially be contained in these proteins. Increased sales volume in the first quarter of 2005 was partially offset by reduced pricing in the United States as compared to the prior year quarter. Management expects sales volumes of ADVATE will continue to grow in 2005 as the launch of this new product continues, and as pricing remains stable.

Plasma Proteins

The growth in sales of plasma-based products (excluding antibody therapies) during the first quarter of 2005 was primarily due to increased sales volume of FEIBA, an anti-inhibitor coagulant complex, increased sales volume of the company’s plasma-based sealant, TISSEEL, and the timing of certain tenders outside the United States. Overall, pricing was stable to slightly increasing. This growth was partially offset by lower sales of plasma to third parties as a result of management’s decision to exit certain lower-margin contracts. During the first quarter of 2005, and effective in the third quarter of 2005, the company and the American Red Cross terminated their contract manufacturing agreement and replaced it with a plasma procurement agreement. For the second half of 2005, this new arrangement is expected to result in lower revenues for the Plasma Proteins product line as compared to the prior arrangement (this impact is expected to be offset by increased sales in the Antibody Therapy product line, as further discussed below).

Antibody Therapy

Higher sales of IVIG (intravenous immunoglobulin), which is used in the treatment of immune deficiencies, fueled sales growth during the first quarter of 2005, primarily due to improved pricing in the United States as well as increased sales volume. Sales volume is expected to grow in the second half of the year as a result of the recently executed plasma procurement agreement with the American Red Cross which, as discussed above, is effective in the third quarter of 2005. Sales are also expected to increase during the remainder of 2005 as a result of the company recently assuming the exclusive rights to market and distribute Cangene Corporation’s WinRho ® SDF [Rho(D) Immune Globulin Intravenous (Human)] product in the United States. WinRho SDF is used to treat a critical bleeding disorder. In addition, a liquid formulation of IVIG, which received regulatory approval in the United States in April 2005 and is expected to be launched in the fourth quarter of 2005, is expected to fuel sales growth in the future, partly due to more favorable pricing and higher yields generated from the liquid formulation process.

Transfusion Therapies

Sales of transfusion therapies products, which are products and systems for use in the collection and preparation of blood and blood components, continued to be unfavorably impacted by consolidation in the plasma industry during the first quarter of 2005. Sales growth in the future is expected to be fueled by continued penetration in the United States of ALYX, the new system for the automated collection of red blood cells and plasma.

Other

Other BioScience products primarily consist of vaccines and non-plasma-based sealant products. Sales of vaccines increased during the first quarter of 2005 as a result of the timing of government tenders, particularly relating to NeisVac-C (for the prevention of meningitis C). The company’s non-plasma-based sealants are relatively new products, and sales increased during the first quarter of 2005 as the company continues to launch these products.

Renal

Net sales for the Renal segment increased 6% during the three months ended March 31, 2005 (including 4 percentage points relating to the favorable impact of foreign exchange).

The following is a summary of sales by significant product line.

	Three months ended March 31,		Percent change
(in millions)	2005	2004
PD Therapy	$374	$345	8%
HD Therapy	126	124	2%
Other	3	4	(25%	)

Total net sales	$503	$473	6%

PD Therapy

Peritoneal dialysis, or PD Therapy, is a dialysis treatment method for end-stage renal disease. PD Therapy, which is used primarily at home, uses the peritoneal membrane, or abdominal lining, as a natural filter to remove waste from the bloodstream. In addition to the favorable impact of foreign exchange, the sales growth in both periods was primarily driven by an increased number of patients, principally in Asia, Latin America and Japan. Changes in the pricing of the segment’s PD Therapy products were not a significant factor. Increased penetration of PD Therapy products continues to be strong in emerging markets, where many people with end-stage renal disease are currently under-treated.

HD Therapy

Hemodialysis, or HD Therapy, is another form of end-stage renal disease dialysis therapy, which is generally performed in a hospital or outpatient center. HD Therapy works by removing wastes and fluid from the blood by using a machine and a filter, also known as a dialyzer. This product line includes sales of products as well as revenues from the Renal Therapy Services (RTS) businesses outside the United States. Sales growth for the first quarter of 2005 was driven by the RTS businesses. RTS revenues from continuing operations are expected to decline in 2005 due to planned divestitures. As discussed below, the company divested its RTS business in Taiwan at the end of the first quarter of 2005.

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended March 31,
	2005	2004	Change
Gross margin	40.7%	40.4%	0.3 pts
Marketing and administrative expenses	20.3%	21.1%	(0.8 pts	)

Gross Margin

The improvement in gross margin in the first quarter of 2005 was principally driven by increased sales of higher-margin recombinant products and cost savings related to the company’s restructuring initiatives (as further discussed below). These increases were partially offset by an unfavorable mix in the Medication Delivery segment, which was partially due to lower sales in the Anesthesia product line. In addition, costs associated with the company’s pension and other postemployment benefit (OPEB) plans increased as compared to the prior year quarter (as further discussed below).

Marketing and Administrative Expenses

Marketing and administrative expenses as a percent of sales decreased as a result of cost savings relating to the company’s restructuring initiatives and other actions designed to reduce the company’s expense base. These cost reductions were partially offset by the impact of increased employee pension and OPEB plan costs.

Employee Benefit Plan Expenses

Pension and OPEB plan expenses increased $14 million during the first quarter of 2005, as detailed in Note 2, partially offsetting the above-mentioned improvements to the company’s gross margin and expense ratios. The increased pension and OPEB plan expenses were due to changes in the discount rate and expected return on assets assumptions, as well as increased amortization of unrecognized losses. Refer to the 2004 Annual Report for further information.

RESEARCH AND DEVELOPMENT

	Three months ended March 31,		Percent change
(in millions)	2005	2004
Research and development (R&D)	$133	$136	(2%	)
as a percent of sales	5.6%	6.2%

R&D expenses declined in the first quarter of 2005, with increased spending on certain projects more than offset by restructuring-related cost savings. Management expects that full-year 2005 R&D expenses will increase over the prior year as the company invests in various R&D projects across the three segments.

RESTRUCTURING INITIATIVES

2004 restructuring charge

During the second quarter of 2004, the company recorded a $543 million restructuring charge principally associated with management’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. The charge is primarily for severance and costs associated with the closing of facilities (including the closure of additional plasma collection centers) and the exiting of contracts.

These actions include the elimination of over 4,000 positions, or 8% of the global workforce, as management reorganizes and streamlines the company. Approximately 50% of the positions being eliminated are in the United States. Approximately three-quarters of the estimated savings impact general and administrative expenses, with the remainder primarily impacting cost of sales. The eliminations impact all three of the company’s segments, along with the corporate headquarters and functions.

During the first quarter of 2005, $37 million of the reserve for cash costs was utilized. Approximately $150 million of the reserve is expected to be utilized during full-year 2005, with the remainder to be utilized in 2006. The cash expenditures are being funded with cash generated from operations. Approximately three-quarters of the targeted positions have been eliminated as of March 31, 2005. The program is proceeding on plan. Refer to Note 3 for additional information.

Management continues to estimate that these initiatives will yield savings of approximately $0.20 to $0.25 per diluted share for full-year 2005 (assuming a constant diluted share count), or incremental savings of $0.15 to $0.20 as compared to full-year 2004. Savings for the first quarter of 2005 were consistent with management’s original estimates. Once fully implemented in 2006, management anticipates total annual savings will be approximately $0.30 to $0.35 per diluted share (assuming a constant diluted share count), or incremental savings of $0.10 as compared to full-year 2005.

2003 restructuring charge

As discussed in Note 3, this program is substantially complete, and management does not expect incremental cost savings in 2005. The remaining reserve principally relates to severance and other cash payments to be made in the future, and these payments are being funded with cash generated from operations.

NET INTEREST EXPENSE

Net interest expense increased $10 million for the first quarter of 2005 principally due to higher interest rates and the execution of the net investment hedge mirror strategy, as further discussed below.

OTHER EXPENSE, NET

Other expense, net increased slightly for the three months ended March 31, 2005. Other expense, net in both periods principally consisted of amounts relating to foreign exchange, minority interests, income and losses relating to equity method investments, and divestiture gains and losses.

PRE-TAX INCOME

Refer to Note 5 to the consolidated financial statements for a summary of financial results by segment. Certain items are maintained at the company’s corporate headquarters and are not allocated to the segments. They primarily include certain foreign currency fluctuations, the majority of the foreign currency and interest rate hedging activities, net interest expense, income and expense related to certain non-strategic investments, corporate headquarters costs, certain employee benefit plan costs, certain nonrecurring gains and losses and certain special charges (such as in-process research and development, restructuring and certain asset impairments). Included in Note 5 is a table that reconciles financial results for the segments to the consolidated company’s results. The following is a summary of significant factors impacting the segments’ financial results.

Medication Delivery

Pre-tax income increased 4% for the first quarter of 2005. The growth in pre-tax income was primarily the result of sales growth, the close management of costs, restructuring-related benefits, and foreign exchange (as noted above, the majority of foreign currency hedging activities for all segments are recorded at the corporate level, and are not included in segment results). These factors were partially offset by the impact of an unfavorable sales mix, which was partially due to lower sales in the Anesthesia product line.

BioScience

Pre-tax income increased 67% for the first quarter of 2005. The increase in pre-tax income was primarily due to strong sales growth, a higher gross margin, the close management of costs, restructuring-related benefits and foreign exchange, partially offset by increased R&D spending. As discussed above, the improved gross margin was due to a favorable sales mix, with strong sales of higher-margin recombinant products, as well as improved pricing in certain product lines.

Renal

Pre-tax income increased 21% for the first quarter of 2005. The increase in pre-tax income was primarily due to sales growth, the close management of costs, restructuring-related benefits and foreign exchange.

INCOME TAXES

The effective income tax rate relating to continuing operations was 25% for both the first quarter of 2005 and the first quarter of 2004.

The American Jobs Creation Act of 2004

In October 2004, the American Jobs Creation Act of 2004 (the Jobs Creation Act) was enacted. The Act includes numerous provisions, including the creation of a temporary incentive for United States multinationals to repatriate accumulated income earned abroad. The temporary tax deduction of 85% of certain repatriated foreign earnings is subject to a number of limitations. Detailed final guidance necessary to implement the Jobs Creation Act has not yet been issued by the Internal Revenue Service. Management is analyzing the provisions of the Jobs Creation Act and has not yet determined the effects, if any, on the company’s plans or its consolidated financial statements. Management expects to complete its evaluation by the end of the third quarter of 2005. Refer to the 2004 Annual Report for further information.

INCOME AND EARNINGS PER DILUTED SHARE FROM CONTINUING OPERATIONS

Income from continuing operations of $224 million, or $0.36 per diluted share, for the three months ended March 31, 2005 increased 20% from the $187 million, or $0.30 per diluted share, reported in the prior year quarter. The significant factors contributing to the growth are discussed above.

DISCONTINUED OPERATIONS

Refer to the 2004 Annual Report regarding the 2002 decision to divest the majority of the Renal segment’s services businesses. Discontinued operations generated income of $2 million in the first quarter of 2005 and a loss of $11 million in the first quarter of 2004. The divestiture plan is substantially complete, and is expected to be fully completed during 2005.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements for the year ended December 31, 2004, included in the 2004 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis section of the 2004 Annual Report. There have been no significant changes in the application of the critical accounting policies since December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from operations

Continuing operations  Cash flows from continuing operations increased in the first quarter of 2005 as compared to the prior year quarter. The increase in cash flows was primarily due to improved cash flows relating to inventories, receivables, accounts payable and accrued liabilities, and the settlement of certain mirror cross- currency swaps, partially offset by increased payments related to restructuring programs and higher contributions to the company’s primary pension trust relating to the United States and Puerto Rico pension plans.

Accounts Receivable

Cash flows relating to accounts receivable increased as management continues to increase its focus on working capital efficiency. With this increased focus, the company improved its accounts receivable collections. Days sales outstanding improved from 61.4 days at March 31, 2004 to 59.2 days at March 31, 2005. Proceeds from factoring of receivables increased during the quarter, partially offset by reduced cash flows from the company’s securitization arrangements (as detailed in Note 2).

Inventories

The following is a summary of inventories at March 31, 2005 and December 31, 2004, as well as inventory turns for the first quarter of 2005 and 2004, by segment.

	Inventories		Inventory turns for the three months ended March 31,
(in millions, except inventory turn data)	March 31, 2005	December 31, 2004	2005	2004
BioScience	$1,280	$1,332	1.54	1.42
Medication Delivery	595	587	3.91	3.62
Renal	230	216	3.89	4.00

Total	$2,105	$2,135	2.57	2.34

Inventories decreased $30 million from December 31, 2004 to March 31, 2005. The decline was primarily related to plasma inventories. Inventory turns are impacted by seasonality in certain of the company’s businesses, and are generally highest in the fourth quarter of the year, and lower earlier in the year, for these businesses.

Other

Cash flows relating to liabilities increased in the first quarter of 2005 as compared to the prior year quarter, as management focuses on the company’s working capital efficiency. Contributing to the increase in cash flows from operations was a $58 million cash inflow related to the settlement of certain mirror cross-currency swaps during the first quarter of 2005. Refer to the net investment hedges section below for further information regarding these swaps. Partially offsetting these cash inflows were increased payments associated with restructuring programs, with cash payments increasing $6 million, from $37 million in 2004 to $43 million in 2005. The company also made $46 million of increased contributions to its primary pension trust in the United States, from $54 million in the first quarter of 2004 to $100 million in the first quarter of 2005.

Discontinued operations Discontinued operations generated a net cash inflow of $1 million in the first quarter of 2005, and a net cash outflow of $1 million in the prior year quarter. As discussed above, the company has divested the majority of the discontinued operations and plans to complete the divestiture plan in 2005.

Cash flows from investing activities

Capital Expenditures

Capital expenditures decreased $25 million for the three months ended March 31, 2005, from $90 million in 2004 to $65 million in 2005, partially due to the timing of expenditures. As discussed in the 2004 Annual Report, management expects to spend approximately $550 million to $600 million in capital expenditures for full-year 2005.

Acquisitions and Investments In and Advances to Affiliates

There were no net cash outflows relating to acquisitions or investments in and advances to affiliates during the first three months of 2005. There were $14 million of payments in the first quarter of 2004, which primarily related to the 2003 acquisition of certain assets of Alpha Therapeutic Corporation, which are included in the BioScience segment.

Divestitures and Other

Net cash flows relating to divestitures and other totaled $49 million for the first quarter of 2005 and $26 million for the first quarter of 2004. The 2005 total principally related to the collection of a loan from Cerus Corporation, a company in which Baxter owns approximately 1% of the common stock, and the cash proceeds relating to the divestiture of the Renal segment’s RTS business in Taiwan. The 2004 total principally related to the sale of a building and the return of collateral.

Cash flows from financing activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows relating to debt issuances, net of payments of obligations, decreased $163 million in the first quarter, from $191 million of net cash inflows in 2004 to $28 million in 2005. Included in the net total for 2005 was $312 million in cash outflows associated with the settlement of certain of the company’s cross-currency swap agreements. Refer to further discussion below.

Other Financing Activities

Common stock cash dividends were substantially unchanged as compared to the prior year quarter. Cash received for stock issued under employee benefit plans increased by $22 million, from $31 million in the first quarter of 2004 to $53 million in the first quarter of 2005, primarily due to a higher level of employee stock option exercises coupled with a higher average exercise price. Stock repurchases decreased from 2004 to 2005. In the first quarter of 2004 the company paid $11 million to repurchase stock from Shared Investment Plan (SIP) participants. Refer to the 2004 Annual Report for further information regarding the SIP and these repurchases. There were no repurchases during the first quarter of 2005.

CREDIT FACILITIES, ACCESS TO CAPITAL, AND COMMITMENTS

Refer to the 2004 Annual Report for further discussion of the company’s credit facilities, access to capital, and commitments and contingencies.

Credit facilities

The company had $1.1 billion of cash and equivalents at March 31, 2005. The company also maintains three revolving credit facilities, which totaled approximately $2.1 billion at March 31, 2005. One of the facilities totals $640 million and matures in October 2007, another facility totals $800 million and matures in September 2009, and the third facility, which is denominated in Euros and was entered into in January 2005, totals approximately $650 million and matures in January 2008. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates. The company has never drawn on these facilities. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a minimum interest coverage ratio. At March 31, 2005, the company was in compliance with all financial covenants. The company’s net-debt-to-capital ratio, as defined below, of 34.9% at March 31, 2005 was well below the credit facilities’ net-debt-to-capital covenant. Similarly, the company’s actual interest coverage ratio of 4.5 to 1 in the first quarter of 2005 was well in excess of the minimum interest coverage ratio covenant. The net-debt-to-capital ratio, which is calculated in accordance with the company’s primary credit agreements, and is not a measure defined by GAAP, is calculated as net debt (short-term and long-term debt and lease obligations, less cash and equivalents) divided by capital (the total of net debt and stockholders’ equity). The net-debt-to-capital ratio at March 31, 2005 and the corresponding covenant in the company’s credit agreements give 70% equity credit to the company’s equity units. Refer to the 2004 Annual Report for a description of the equity units. The minimum interest coverage ratio is a four-quarter rolling calculation of the total of income from continuing operations before income taxes plus interest expense (before interest income), divided by interest expense (before interest income). Baxter also maintains certain other short-term credit arrangements.

Access to capital

Management intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, by issuing additional debt, or by issuing common stock. As of March 31, 2005, the company has approximately $399 million of shelf registration statement capacity available for the issuance of debt, common stock or other securities, for general corporate purposes.

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

Short-term debt and current maturities of long-term debt and lease obligations

The increase in short-term debt from December 31, 2004 to March 31, 2005 principally related to increased commercial paper ($0 at December 31, 2004 to $357 million at March 31, 2005). The increase in current maturities of long-term debt and lease obligations from December 31, 2004 to March 31, 2005 principally related to the reclassification of $873 million of notes due in the first quarter of 2006 from long-term to short-term.

Credit ratings

The company’s credit ratings at March 31, 2005 were as follows.

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	BBB+	Baa1
Short-term debt	A2	F2	P2
Outlook	Negative	Stable	Negative

Any future downgrades of Baxter’s credit ratings may unfavorably impact the financing costs related to the company’s credit arrangements and future debt issuances. Management believes that the impact of reasonably possible future changes in credit ratings or outlook would not be material.

Any future credit rating downgrades or changes in outlook would not affect the company’s ability to draw on its credit facilities, and would not result in an acceleration of the scheduled maturities of any of the company’s outstanding debt.

Certain specified rating agency downgrades, if they occur in the future, could require the company to post collateral for, or immediately settle certain of its arrangements. No collateral was required to be posted at March 31, 2005. In addition, in the event of certain specified downgrades (Baa3 or BBB-, depending on the rating agency), the company would no longer be able to securitize new receivables under certain of its securitization arrangements. However, any downgrade of credit ratings would not impact previously securitized receivables. Refer to the 2004 Annual Report for further information.

Net investment hedges

As further discussed in the 2004 Annual Report, the company has historically used cross-currency swaps to hedge the net assets of certain of its foreign operations using a combination of foreign currency denominated debt and cross-currency swaps. The swaps have served as effective hedges for accounting purposes and have reduced volatility in the company’s stockholders’ equity balance and net-debt-to-capital ratio (as any increase or decrease in the fair value of the swaps relating to changes in spot currency exchange rates is offset by the change in value of the hedged net assets of the foreign operations relating to changes in spot currency exchange rates).

Because the United States Dollar has weakened relative to the hedged currency, the hedged net assets have increased in value over time, while the cross-currency swaps have decreased in value over time. At March 31, 2005, as presented in the following table, the company had a pre-tax net liability of $893 million relating to these cross-currency swap agreements. Of this total, $125 million was short-term, and $768 million was long-term.

The company reevaluated its net investment hedge strategy in the fourth quarter of 2004 and decided to reduce the use of these instruments as a risk-management tool. Management intends to settle the swaps that mature in 2005 using cash flows from operations.

In addition, in order to reduce financial risk and uncertainty through the maturity (or cash settlement) dates of the cross-currency swaps, the company has executed offsetting or mirror cross-currency swaps. At March 31, 2005, mirror swaps were executed relating to 54% of the current notional amount of the portfolio. As of the date of execution, these mirror swaps effectively fixed the net amount that the company will ultimately pay to settle the cross-currency swap agreements subject to this strategy. After execution, as the market value of the fixed portion of the original portfolio decreases, the market value of the mirror swaps increases by an approximately offsetting amount, and vice versa. The mirror swaps will be settled when the offsetting existing swaps are settled. The following is a summary, by maturity date, of the mark-to-market liability position of the original cross-currency swaps portfolio, the offsetting mirror swaps net asset position, and the net mark-to-market position as of March 31, 2005 (in millions).

Maturity date	Swaps liability	Mirror swaps net asset	Net liability position
2005	$159	$(34)	$125
2007	39	(1)	38
2008	292	5	297
2009	433		433

Total	$923	$(30)	$893

Approximately $460 million of the total swaps net liability of $893 million as of March 31, 2005 has been fixed by the mirror swaps.

As discussed in the 2004 Annual Report and above, for the mirrored swaps, the company no longer realizes the favorable interest rate differential between the two currencies, and this results in increased net interest expense. The amount of increased net interest expense will vary based on floating interest rates and foreign exchange rates, and the timing of the company’s settlements.

As discussed above, during the first quarter of 2005, the company settled certain cross-currency swaps agreements (and related mirror swaps, as applicable), and made net payments totaling $254 million. In accordance with Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” when the original cross-currency swaps are settled, the cash flows are reported within the financing section of the consolidated statement of cash flows. When the mirror swaps are settled, the cash flows are reported in the operating section of the consolidated statement of cash flows. Of the $254 million in net settlement payments, $312 million of cash outflows were included in the financing section and $58 million of cash inflows were included in the operating section.

LEGAL CONTINGENCIES

Refer to Note 4 and “Part II - Item 1. Legal Proceedings” for a discussion of the company’s legal contingencies. Upon resolution of any of these uncertainties, the company may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the company’s net income or cash flows in the period in which it is recorded or paid, based on the advice of counsel, management believes that any outcome of these actions, individually or in the aggregate, will not have a material adverse effect on the company’s consolidated financial position.

NEW ACCOUNTING STANDARD

In December 2004, the Financial Accounting Standards Board revised and reissued FASB No. 123, “Share-Based Payment” (FASB No. 123-R), which requires companies to expense the value of employee stock options and similar awards. The standard was to become effective July 1, 2005. In April 2005, the Securities and Exchange Commission amended Regulation S-X to provide a six-month adoption deferral period for public companies. Therefore, FASB No. 123-R will not become effective until January 1, 2006. The new rules provide for one of two transition elections, either prospective application or restatement (back to January 1, 1995). The company plans to adopt FASB No. 123-R on January 1, 2006 and has not yet decided which transition option the company will use. Management is in the process of analyzing the provisions of FASB No. 123-R and assessing the impact on the company’s future consolidated financial statements. The pro forma effect of expensing employee stock options and similar awards under existing rules is presented in Note 1.

FORWARD-LOOKING INFORMATION

The matters discussed in this report that are not historical facts include forward-looking statements. These statements are based on the company’s current expectations and involve numerous risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the company and the health-care arenas in which it operates. Many factors could affect the company’s actual results, causing results to differ, possibly materially, from those expressed in any such forward-looking statements. These factors include, but are not limited to:

•	the company’s ability to realize in a timely manner the anticipated benefits of restructuring initiatives;

•	the effect of economic conditions;

•	the impact of geographic and/or product mix on the company’s sales;

•	actions of regulatory bodies and other government authorities, including the Food and Drug Administration and foreign counterparts that could delay, limit or suspend product sales and distribution;

•	product quality and/or patient safety concerns, leading to product recalls, withdrawals, launch delays or declining sales;

•	product development risks;

•	interest rates;

•	technological advances in the medical field;

•	demand for and market acceptance risks for new and existing products, such as ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, and other technologies;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	foreign currency exchange rates;

•	the availability of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	regulatory, legal or other developments relating to the company’s A, AF and AX series dialyzers;

•	the ability to obtain adequate insurance coverage at reasonable cost;

•	the ability to enforce patents;

•	patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	reimbursement policies of government agencies and private payers;

•	internal and external factors that could impact commercialization;

•	results of product testing; and

•	other factors described elsewhere in this report or in the company’s other filings with the Securities and Exchange Commission.

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

Management believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of the company’s business and operations, but there can be no assurance that the actual results or performance of the company will conform to any future results or performance expressed or implied by such forward-looking statements and undue reliance should not be placed upon them. Actual results could differ materially from such statements. Please refer to the company’s Annual Report on Form 10-K, and Quarterly Reports in Form 10-Q and other documents filed by the company with the Securities and Exchange Commission, which are available on the company’s website, for more details concerning important factors that could cause actual results to differ materially. The company disclaims any current intention to update any forward-looking statements as a result of new information, future events, changed assumptions or otherwise, and all forward-looking statements speak only as of the time when made.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Currency risk

For a complete discussion, refer to the caption “Financial Instrument Market Risk” in the company’s 2004 Annual Report. As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange forward and option contracts outstanding at March 31, 2005, while not predictive in nature, indicated that if the United States Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $48 million with respect to those contracts would increase by $69 million.

With respect to the company’s cross-currency swap agreements (including the outstanding mirror swaps) discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, if the United States Dollar uniformly weakened by 10%, on a net-of-tax basis, the net liability balance of $563 million with respect to those contracts outstanding at March 31, 2005 would increase by $93 million. Any increase or decrease in the fair value of cross-currency swap agreements designated as hedges of the net assets of foreign operations relating to changes in spot currency exchange rates is offset by the change in the value of the hedged net assets relating to changes in spot currency exchange rates. With respect to the portion of the cross-currency swap portfolio that is no longer designated as a net investment hedge, but is fixed via the mirror swaps, as the fair value of this fixed portion of the portfolio decreases, the fair value of the mirror swaps increases by an approximately offsetting amount, and vice versa.

The sensitivity analysis model recalculates the fair value of the foreign currency forward, option and cross-currency swap contracts outstanding at March 31, 2005 by replacing the actual exchange rates at March 31, 2005 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

Interest rate and other risks

For a complete discussion, refer to the caption “Financial Instrument Market Risk” in the company’s 2004 Annual Report. There have been no significant changes from the information discussed therein.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The company carried out an evaluation, under the supervision and with the participation of the company’s Disclosure Committee and the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective as of March 31, 2005.

Changes in Internal Control over Financial Reporting

As reported in the company’s Form 10-K for the year ended December 31, 2004, as of December 31, 2004, the company reported a material weakness relating to controls over the accounting for income taxes. During the first quarter of 2005, the company performed enhanced reconciliation procedures to address the issues reported in the Form 10-K. In the first quarter of 2005, the company relocated its United States’ transaction processing activities (including cash disbursements, cash application and fixed asset processing) and general accounting activities from Northern Illinois to a new Baxter facility in Costa Rica. Also, during the first quarter of 2005, the company began to outsource the transaction processing activities of one European country and certain previously centralized activities (expense report processing, accounts payable, accounts receivable, fixed asset and intercompany accounting). Management has taken appropriate steps to mitigate the risk associated with these transitions, including auditing of certain key controls, oversight of current control activities by managers directly responsible for the control activities prior to the changes and monitoring of key performance indicators.

Other than the actions mentioned above, there has been no change in Baxter’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2005 and 2004 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2005, and the related condensed consolidated statements of income for each of the three-month periods ended March 31, 2005 and 2004 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, cash flows and stockholders’ equity and comprehensive income for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 14, 2005, we expressed (i) an unqualified opinion on those consolidated financial statements, (ii) an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and (iii) an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

May 3, 2005

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

Product Liability

Mammary Implant Litigation

Baxter, together with certain of its subsidiaries, is currently a defendant in various courts in a number of lawsuits seeking damages for injuries of various types allegedly caused by silicone mammary implants previously manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by Baxter in 1985, divested its Heyer-Schulte division in 1984. It is not known how many of these claims and lawsuits involve products manufactured and sold by Heyer-Schulte, as opposed to other manufacturers. In December 1998, a panel of independent medical experts appointed by a federal judge announced its findings that reported medical studies contained no clear evidence of a connection between silicone mammary implants and traditional or atypical systemic diseases. In June 1999, a similar conclusion was announced by a committee of independent medical experts from the Institute of Medicine, an arm of the National Academy of Sciences. The majority of the claims and lawsuits against the company have been resolved. Certain of the proceedings are ongoing, as described below.

As of March 31, 2005, Baxter International, together with certain of its subsidiaries, was named as a defendant or co-defendant in 37 lawsuits relating to mammary implants, brought by approximately 100 plaintiffs, of which 89 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, two currently are included in the Lindsey class action Revised Settlement described below, which accounts for one of the pending lawsuits against the company. Additionally, 36 plaintiffs have opted out of the Revised Settlement (representing approximately 23 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, the company believes that not all of the opt-out plaintiffs will have viable claims against the company. As of March 31, 2005, 26 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the first quarter of 2005, Baxter obtained dismissals, or agreements for dismissals, with respect to 54 plaintiffs.

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

On March 31, 2000, the United States Department of Justice filed an action in the federal district court in Birmingham, Alabama against Baxter and other manufacturers of breast implants, as well as the escrow agent for the Revised Settlement fund, seeking reimbursement under various federal statutes for medical care provided to various women with mammary implants. On September 26, 2001, the District Court granted the motion of all defendants, including Baxter, to dismiss the action. The federal government appealed the dismissal and on September 15, 2003 the Eleventh Circuit Court of Appeals reversed the order of dismissal and remanded the case to the District Court. The defendants, including Baxter, filed a petition for a writ of certiorari in the United States Supreme Court, which petition was denied in June 2004. In October 2004, the District Court approved a settlement among all defendants, including Baxter, and the Department of Justice.

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

As of March 31, 2005, Baxter was named as a defendant in 48 lawsuits most of which are to be consolidated in the U.S.D.C. for the Northern District of Illinois and has received 163 claims in the United States, France, Ireland, Italy, Japan, Spain and Argentina. Among the lawsuits, the company and other manufacturers have been named as defendants in 32 lawsuits, eight of which are purported class actions, pending or expected to be transferred to the U.S.D.C. for the Northern District of Illinois on behalf of claimants, who are primarily non-U.S. residents, seeking unspecified damages for HIV and/or Hepatitis C infections from their use of plasma-based factor concentrates. In March 2005, the District Court denied Plaintiff’s motion to certify classes alleged. A Baxter subsidiary is currently participating in a foundation that would make payments to Italian applicants who have hemophilia and are HIV positive. At least 370 applications are pending before the foundation. The U.S.D.C. for the Northern District of Illinois has approved a settlement of U.S. federal court HIV factor concentrate cases. As of December 31, 2004, all 6,246 claimant groups eligible to participate in the settlement have been paid.

In addition, Immuno International AG (Immuno), acquired by Baxter in 1996, has unsettled claims and lawsuits for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV and/or Hepatitis C by factor concentrates. Immuno’s successor is a participant in a foundation that would make payments to Italian applicants who are HIV positive. At least 370 applications are pending before that foundation. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. Pursuant to the stock purchase agreement between the company and Immuno, as revised in April 1999, approximately 26 million Swiss Francs, which is the equivalent of approximately $22 million based on the exchange rate as of March 31, 2005, of the purchase price is being withheld to cover these contingent liabilities.

Baxter is currently named in a number of claims and lawsuits brought by individuals who infused the company’s GAMMAGARD IVIG (intravenous immunoglobulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing GAMMAGARD IVIG. As of March 31, 2005, Baxter was a defendant in nine lawsuits and has received notice of four claims in the United States, France, Denmark, Italy, Germany and Spain. One class action in the United States has been certified. In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used GAMMAGARD IVIG between January 1993 and February 1994.

The company believes that a substantial portion of the liability and defense costs related to its plasma-based therapies litigation will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer insolvency.

Althane Dialyzers Litigation

Baxter has been a defendant in a number of civil cases seeking unspecified damages for alleged injury from exposure to Baxter’s Althane series of dialyzers, which were withdrawn from the market in 2001. All of these suits have been resolved, although the possibility of additional suits being filed cannot be excluded. Currently, there are a number of claims from Croatian citizens and one from the Spanish Ministry of Health, although suits have not been filed. The company previously reached settlements with a number of families of patients who died or were injured in Spain, Croatia and the United States allegedly after undergoing hemodialysis on an Althane dialyzer. The U.S. government is investigating the matter and Baxter received a subpoena in December 2002 to provide documents. Baxter is fully cooperating with the Department of Justice.

Vaccines Litigation

As of March 31, 2005, Baxter and certain of its subsidiaries have been served as defendants, along with others, in 143 lawsuits filed in various state and U.S. federal courts, four of which are purported class actions, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or other attention deficit disorders as a result of exposure to vaccines for childhood diseases containing the preservative, Thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as other companies. As of December 31, 2004, ten suits have been dismissed based on the application of the National Vaccine Injury Compensation Act. Additional Thimerosal cases may be filed in the future against Baxter and companies that marketed Thimerosal-containing products.

Other

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance’s businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance, which merged with Cardinal Health in 1999, has not been named in most of this litigation but will be defending and indemnifying Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of March 31, 2005, the company has been served as a defendant in 17 lawsuits.

Pricing

As of March 31, 2005, Baxter International and certain of its subsidiaries were named as defendants, along with others, in more than 30 lawsuits brought in various state and U.S. federal courts which allege that Baxter and other defendants reported artificially inflated average wholesale prices for Medicare and Medicaid eligible drugs. These cases have been brought by private parties on behalf of various purported classes of purchasers of Medicare and Medicaid eligible drugs, as well as by state attorneys general. As further explained below, all but nine of these cases were consolidated in the U.S.D.C. for the District of Massachusetts for pretrial case management under Multi District Litigation rules. Claimants seek unspecified damages and declaratory and injunctive relief under various state and/or federal statutes. After the partial dismissal of the consolidated amended complaint, Plaintiffs filed an amended master consolidated class action complaint that the defendants, including Baxter, moved to dismiss. In February 2004, the court granted in part and denied in part defendants’ motion to dismiss. The lawsuits against Baxter include eight lawsuits brought by state attorneys general, which allege that prices for Medicare and Medicaid eligible drugs were artificially inflated and seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution. Specifically, in January 2002, the Attorney General of Nevada filed a civil suit in the Second Judicial District Court of Washoe County, Nevada. In February 2002, the Attorney General of Montana filed a civil suit in the First Judicial District Court of Lewis and Clark County, Montana. In June 2003, the U.S.D.C. for the District of Massachusetts remanded the Nevada case to Washoe County, Nevada and denied plaintiffs’ motion to remand the Montana case. In January 2004, the District Court remanded another case filed in state court to the Superior Court of Maricopa County, Arizona. In March 2004, the Attorney General of Pennsylvania filed a civil suit in the Commonwealth Court of Pennsylvania. That action was dismissed in February 2005. In March 2005, the Attorney General of Pennsylvania filed an amended complaint. In May 2004, the Attorney General of Texas filed a civil suit in the District Court of Travis County, Texas. In June 2004, the Attorney General of Wisconsin filed a civil suit in the Circuit Court of Dane County, Wisconsin. In November 2004, the Attorney General of Kentucky filed a civil suit in the Circuit Court of Franklin County, Kentucky. During the first quarter of 2005, Baxter has been named as a defendant in 13 additional cases, nine of which have been served upon the company. Additionally, during April 2005 Baxter has been named as a defendant in six cases, none of which has yet been served. In January 2005, the Attorney General of Alabama filed a civil suit in the Circuit Court of Montgomery County, Alabama. In February 2005, the Attorney General of Illinois filed a civil suit in the Circuit Court of Cook County, Illinois. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement. These investigations may result in additional cases being filed by various state attorneys general.

Securities Laws and Other

In July 2003, Baxter received a request from the Midwest Regional Office of the Securities and Exchange Commission (SEC) for the voluntary production of documents and information concerning revisions to the company’s growth and earnings forecasts for 2003 and the establishment of certain reserves. The company was also requested in late July 2004 to voluntarily provide information as to the events in connection with the restatement of its consolidated financial statements, previously announced on July 22, 2004. The company is cooperating fully with the SEC.

In August 2002, six purported class action lawsuits were filed in the U.S.D.C. for the Northern District of Illinois naming Baxter and its then Chief Executive Officer and then Chief Financial Officer as defendants. These lawsuits, which were consolidated and sought recovery of unspecified damages, alleged that the defendants violated the federal securities laws by making misleading statements that allegedly caused Baxter common stock to trade at inflated levels. In December 2002, plaintiffs filed their consolidated amended class action complaint which named nine additional Baxter officers as defendants. In July 2003, the U.S.D.C. for the Northern District of Illinois dismissed in its entirety the consolidated amended class action complaint. In July 2004, the Seventh Circuit Court of Appeals reversed the order of dismissal and remanded the case to the District Court. In September 2004, the Seventh Circuit Court of Appeals denied motions by Baxter for rehearing, rehearing en banc and to stay the order to remand the case pending a petition for a writ of certiorari to the U.S. Supreme Court. In December 2004, Baxter filed its petition for a writ of certiorari in the U.S. Supreme Court. Plaintiffs filed a revised consolidated amended complaint in the District Court in November 2004. Baxter filed its motion to dismiss the complaint in December 2004. The District Court denied Baxter’s motion to dismiss in February 2005. In March 2005, the U.S. Supreme Court denied Baxter’s petition for certiorari.

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

During the first quarter of 2005, Baxter and Haemonetics Corporation (Haemonetics) have been engaged in a binding arbitration proceeding brought by Haemonetics. Haemonetics has alleged that Baxter breached supply contracts assigned to it in connection with Baxter’s acquisition of assets from Alpha Corporation in 2003. Baxter has denied the allegations. The matter has been submitted for decision by the arbitration panel in the second quarter of 2005.

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

Baxter has been named a potentially responsible party (PRP) for environmental clean-up at a number of sites. Under the United States Superfund statute and many state laws, generators of hazardous waste that is sent to a disposal or recycling site are liable for clean-up of the site if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Baxter’s estimated exposure for the eight sites where Baxter is contributing to cleanup costs is approximately $2 million, which has been accrued (and not discounted) in the company’s financial statements.

In addition to the cases discussed above, Baxter is a defendant in a number of other claims, investigations and lawsuits. Based on the advice of counsel, management does not believe that, individually or in the aggregate, these other claims, investigations and lawsuits will have a material adverse effect on the company’s results of operations, cash flows or consolidated financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2005, the company issued 35,063 shares of its common stock to BioSurgical Liquidating Trust (BioSurgical) to satisfy its contractual obligations under an amended asset purchase agreement with BioSurgical to pay regulatory clearance payments and accrued contingent payments based on sales related to the technology acquired under the original agreement. The company may issue additional shares of common stock if additional consideration becomes payable by the company pursuant to the contingent payment provisions of the amended agreement. The company is contractually obligated to maintain an effective registration statement for the resale of such shares. The shares of common stock were issued in a transaction not involving a public offering and the issuance was deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act of 1933. The recipient of the shares in such transaction represented its intention to acquire the shares for investment only and not with a view to distribution thereof and appropriate legends were affixed to the share certificates issued in the transaction. No underwriters were involved in the issuance of the shares.

Item 5.	Other Information

Subsequent to the filing of the company’s annual meeting proxy statement on March 21, 2005, the company discovered that certain amounts reported for named executive officer James E. Utts were incorrectly reported in the proxy statement. The additional amounts relate to Mr. Utts’s international assignment as Corporate Vice President—President, Europe and relocation to Zurich, Switzerland. Mr. Utts received a cost of living adjustment of $15,636 in 2004, which is to be reported as salary. The aggregate incremental cost for Mr. Utt’s perquisites and personal benefits in 2004 was $79,504, $69,104 of which was attributable to relocation costs and expatriate support. Mr. Utts also received $22,389 in 2004 as reimbursement for the payment of taxes, $21,062 of which related to host country taxes.

On March 29, 2005, the company received a warning letter from the Food and Drug Administration (FDA) as a result of a manufacturing facility audit conducted in October 2004 at the company’s Tampa facility. The warning letter identified issues with the adequacy of the company’s documentation in response to FDA observations, primarily citing hemodialysis equipment, from an inspection of the Tampa facility. Before receiving the warning letter, Baxter was already working to address every issue the warning letter raised, and some of the issues have already been fully resolved to the FDA’s satisfaction, as indicated in the FDA letter. The company is in the process of addressing other issues that require more systemic change and will continue to collaborate closely with the FDA to make sure all concerns are appropriately resolved.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC. (Registrant)

Date: May 6, 2005	By:	/s/ JOHN J. GREISCH
John J. Greisch Corporate Vice President and Chief Financial Officer

EXHIBITS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

Number	Description of Exhibit
15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350