Form 10-Q
period 2005-06-30
BAXTER INTERNATIONAL INC
filed 2005-08-09
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 29, 2005 was 622,507,876 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales	$2,577	$2,379	$4,960	$4,588
Cost and expenses
Cost of goods sold	1,464	1,440	2,878	2,756
Marketing and administrative expenses	537	532	1,020	998
Research and development expenses	133	129	266	265
Restructuring	(104)	543	(104)	543
Infusion pump charge	77	—	77	—
Net interest expense	33	25	64	46
Other expense, net	25	42	49	63

Total costs and expenses	2,165	2,711	4,250	4,671

Income (loss) from continuing operations before income taxes	412	(332)	710	(83)
Income tax expense (benefit)	88	(163)	162	(101)

Income (loss) from continuing operations	324	(169)	548	18
Discontinued operations	(2)	(1)	—	(12)

Net income (loss)	$322	$(170)	$548	$6

Earnings (loss) per basic common share	$0.52	$(0.28)	$0.88	$0.03
Continuing operations
Discontinued operations	—	—	—	(0.02)

Net income (loss)	$0.52	$(0.28)	$0.88	$0.01

Earnings (loss) per diluted common share	$0.51	$(0.28)	$0.88	$0.03
Continuing operations
Discontinued operations	—	—	—	(0.02)

Net income (loss)	$0.51	$(0.28)	$0.88	$0.01

Weighted average number of common shares outstanding
Basic	621	613	620	613

Diluted	626	613	624	617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

	June 30, 2005	December 31, 2004
Current assets
Cash and equivalents	$1,428	$ 1,109
Accounts and other current receivables	1,959	2,091
Inventories	1,944	2,135
Short-term deferred income taxes	235	297
Prepaid expenses and other	273	387

Total current assets	5,839	6,019

Property, plant and equipment
At cost	7,831	7,991
Accumulated depreciation and amortization	(3,674)	(3,622)

Net property, plant and equipment	4,157	4,369

Other assets
Goodwill	1,560	1,648
Other intangible assets	502	547
Other	1,568	1,564

Total other assets	3,630	3,759

Total assets	$13,626	$14,147

Current liabilities
Short-term debt	$500	$ 207
Current maturities of long-term debt and lease obligations	950	154
Accounts payable and accrued liabilities	2,501	3,531
Income taxes payable	410	394

Total current liabilities	4,361	4,286

Long-term debt and lease obligations	3,039	3,933

Other long-term liabilities	2,016	2,223

Commitments and contingencies

Stockholders’ equity
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,414,492 shares in 2005 and 2004	648	648
Common stock in treasury, at cost, 26,856,182 shares in 2005 and 30,489,183 shares in 2004	(1,323)	(1,511)
Additional contributed capital	3,514	3,597
Retained earnings	2,807	2,259
Accumulated other comprehensive loss	(1,436)	(1,288)

Total stockholders’ equity	4,210	3,705

Total liabilities and stockholders’ equity	$13,626	$14,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2005	2004
Cash flows from operations
Income from continuing operations	$548	$18
Adjustments
Depreciation and amortization	292	295
Deferred income taxes	119	(203)
Restructuring	(104)	543
Infusion pump charge	77	—
Other	33	147
Changes in balance sheet items
Accounts receivable	20	(162)
Inventories	90	(75)
Accounts payable and accrued liabilities	(325)	(229)
Restructuring payments	(73)	(62)
Other	102	(20)

Cash flows from continuing operations	779	252
Cash flows from discontinued operations	(1)	15

Cash flows from operations	778	267

Cash flows from investing activities
Capital expenditures	(163)	(229)
Acquisitions (net of cash received) and investments in and advances to affiliates	—	(20)
Divestitures and other	49	31

Cash flows from investing activities	(114)	(218)

Cash flows from financing activities
Issuances of debt	41	333
Payments of obligations	(443)	(337)
Increase in debt with maturities of three months or less, net	312	81
Common stock cash dividends	(359)	(361)
Proceeds from stock issued under employee benefit plans	90	75
Purchases of treasury stock	—	(18)

Cash flows from financing activities	(359)	(227)

Effect of currency exchange rate changes on cash and equivalents	14	13

Increase (decrease) in cash and equivalents	319	(165)
Cash and equivalents at beginning of period	1,109	925

Cash and equivalents at end of period	$1,428	$760

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

Under the fair value method, additional expense would be recognized for the company’s employee stock option and purchase plans. The following table shows net income and earnings per share (EPS) had the company applied the fair value method of accounting for stock-based compensation.

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2005	2004	2005	2004
Net income (loss), as reported	$322	$(170)	$548	$6
Add:
Stock-based employee compensation expense included in reported net income, net of tax	2	12	2	12
Deduct:
Total stock-based employee compensation expense determined under the fair value method, net of tax	(18)	(32)	(30)	(60)

Pro forma net income (loss)	$306	$(190)	$520	$(42)

Earnings (loss) per basic share
As reported	$0.52	$(0.28)	$0.88	$0.01
Pro forma	$0.49	$(0.31)	$0.84	$(0.07)

Earnings (loss) per diluted share
As reported	$0.51	$(0.28)	$0.88	$0.01
Pro forma	$0.49	$(0.31)	$0.83	$(0.07)

New accounting standards

In December 2004, the Financial Accounting Standards Board (FASB) revised and reissued Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment” (SFAS No. 123-R), which requires companies to expense the value of employee stock options and similar awards. Due to an SEC amendment to Regulation S-X in April 2005, SFAS No. 123-R will become effective for the company on January 1, 2006. The new rules provide for one of two transition elections, either prospective application or restatement (back to January 1, 1995). The company plans to adopt SFAS No. 123-R on January 1, 2006 and has not yet decided which transition option the company will use. Management is in the process of analyzing the provisions of SFAS No. 123-R and assessing the impact on the company’s future consolidated financial statements.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS No. 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that those items be recognized as current period charges. In addition, the new standard requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities. The company plans to adopt SFAS No. 151 on its effective date of January 1, 2006. Management is in the process of analyzing the new standard and has not yet determined the impact on the company’s consolidated financial statements.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net pension and other postemployment benefits expense

The following is a summary of net expense relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004
Pension benefits
Service cost	$20	$20	$41	$40
Interest cost	40	37	81	76
Expected return on plan assets	(42)	(46)	(85)	(94)
Amortization of net loss, prior service cost and transition obligation	21	15	42	31

Net pension plan expense	$39	$26	$79	$53

OPEB
Service cost	$1	$2	$3	$4
Interest cost	7	7	15	15
Amortization of net loss and prior service cost	1	3	4	5

Net OPEB plan expense	$9	$12	$22	$24

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the Medicare Act) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to sponsors of retiree health-care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare (Part D). The final regulations for determining whether plans are actuarially equivalent to Medicare (Part D) were issued in January 2005. Based on these final regulations, management expects the company’s OPEB plan to be actuarially equivalent to Medicare (Part D), and that the company will be eligible for the federal subsidy. In accordance with GAAP, the estimated reduction in the accumulated OPEB obligation due to the federal subsidy is reflected as an actuarial gain, and the gain is being amortized. The effect on the company’s consolidated financial statements is not expected to be material.

Second quarter 2004 charges

Financial results for the second quarter of 2004 included several charges. These charges, as summarized below, reduced pre-tax income from continuing operations by $115 million, and reduced net income by $20 million or $0.04 per diluted share.

Cost of goods sold included $45 million relating to inventory reserve and foreign currency hedge adjustments (principally due to certain changes within the BioScience segment), marketing and administrative expenses included $55 million relating to adjustments to the allowance for doubtful accounts (principally related to the company’s loan to Cerus Corporation), other expense included a $15 million impairment charge (related to the company’s Pathogen Inactivation program), and income tax expense reflected a $95 million benefit relating to these charges, as well as a reversal of reserves based on the completion of tax audits. Refer to the 2004 Annual Report for a more complete discussion of each of these adjustments.

Net interest expense

Net interest expense consisted of the following.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004
Interest expense, net of capitalized interest	$ 43	$ 30	$ 84	$ 58
Interest income	(10)	(5)	(20)	(12)

Net interest expense	$ 33	$ 25	$ 64	$ 46

Other expense, net

Other income and expense includes amounts relating to foreign exchange, minority interests and equity method investments. Other income and expense may also include other items, such as legal settlement gains and losses, asset impairment charges and divestitures gains and losses.

Charges relating to legal matters totaled $9 million in both the three- and six-month periods ended June 30, 2005. Asset impairment charges totaled $18 million in the three- and six-month periods ended June 30, 2004, including the $15 million Pathogen Inactivation program charge discussed above. Expense for the quarter and year-to-date period ended June 30, 2004 also included $6 million relating to the application of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), to the company’s guarantee of the Shared Investment Plan loans (which were extended during the second quarter of 2004). Refer to the 2004 Annual Report for further information regarding the Shared Investment Plan.

Comprehensive income

Total comprehensive income was $153 million and $400 million for the three and six months ended June 30, 2005, respectively, and total comprehensive loss was $237 million and $46 million for the three and six months ended June 30, 2004, respectively. The increase in comprehensive income during the quarter and year-to-date period was principally related to increased net income and favorable movements in the company’s net investment hedges, partially offset by unfavorable currency translation adjustments.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004
Basic shares	621	613	620	613
Effect of dilutive securities
Employee stock options	4	—	4	3
Other	1	—	—	1

Diluted shares	626	613	624	617

Inventories

Inventories consisted of the following.

(in millions)	June 30, 2005	December 31, 2004
Raw Materials	$419	$ 456
Work in process	624	754
Finished products	901	925

Total inventories	$1,944	$2,135

Goodwill

Goodwill at June 30, 2005 totaled $859 million for the Medication Delivery segment, $567 million for the BioScience segment and $134 million for the Renal segment. Goodwill at December 31, 2004 totaled $895 million for the Medication Delivery segment, $583 million for the BioScience segment and $170 million for the Renal segments. The reduction in the goodwill balance for each segment related to foreign currency fluctuations and for the Renal segment, a first quarter 2005 divestiture (which resulted in a $28 million reduction in the Renal segment’s goodwill balance).

Other intangible assets

The following is a summary of the company’s intangible assets subject to amortization at June 30, 2005 and December 31, 2004. Intangible assets with indefinite useful lives are not material.

(in millions, except amortization period data)	Developed technology, including patents	Manufacturing, distribution and other contracts	Other	Total
June 30, 2005
Gross intangible assets	$778	$29	$75	$882
Accumulated amortization	346	14	27	387

Net intangible assets	$432	$15	$48	$495

Weighted-average amortization period (in years)	14	8	20	15

December 31, 2004
Gross intangible assets	$804	$28	$80	$912
Accumulated amortization	333	14	25	372

Net intangible assets	$471	$14	$55	$540

Weighted-average amortization period (in years)	14	8	20	15

The amortization expense for these intangible assets was $15 million and $16 million for the three months ended June 30, 2005 and 2004, respectively, and $29 million and $32 million for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, the anticipated annual amortization expense for these intangible assets is $56 million in 2005, $53 million in 2006, $45 million in 2007, $41 million in 2008, $38 million in 2009 and $38 million in 2010.

Product warranties

The following is a summary of activity in the product warranty liability.

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(in millions)	2005	2004	2005	2004
Beginning of period	$ 57	$ 50	$ 57	$ 53
New warranties and adjustments to existing warranties	5	7	12	10
Payments in cash or in kind	(5)	(5)	(12)	(11)

End of period	$ 57	$ 52	$ 57	$ 52

Securitization arrangements

The company’s securitization arrangements resulted in net cash outflows of $34 million and $86 million for the three and six months ended June 30, 2005, respectively, and $147 million and $190 million for the three and six months ended June 30, 2004, respectively. A summary of the activity is as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004
Sold receivables at beginning of period	$539	$704	$594	$742
Proceeds from sales of receivables	382	318	738	693
Cash collections (remitted to the owners of the receivables)	(416)	(465)	(824)	(883)
Effect of currency exchange rate changes	(20)	(10)	(23)	(5)

Sold receivables at end of period	$485	$547	$485	$547

Income taxes

The American Jobs Creation Act of 2004

No provision has been made for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings are currently deemed to be permanently invested.

In October 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. The Act allows U.S. companies a one-time opportunity to repatriate non-U.S. earnings through 2005 at a 5.25% tax rate rather than the normal U.S. tax rate of 35%, provided that certain criteria, including qualified reinvestment, are met. Management is analyzing the provisions of the Act. Detailed final guidance necessary to implement the Act has not yet been issued by the Internal Revenue Service. Management has not yet determined the effects on the company’s plans or its consolidated financial statements. Management expects to complete its evaluation by the end of the third quarter of 2005.

Effective income tax rate

As discussed in Notes 1, 3 and 4, included in results of operations in both 2005 and 2004 were certain unusual or nonrecurring charges and income items. The company’s effective tax rate was impacted by these items, which were tax-effected at varying rates, depending on the particular tax jurisdictions. In addition, during the second quarter of 2005, principally due to ongoing improvements to the company’s geographic product sourcing, the company revised its estimate and recorded a year-to-date income tax adjustment totaling approximately $20 million, to reflect a lower full-year 2005 projected effective income tax rate (reducing the expected full-year 2005 effective income tax rate from 25%, as disclosed in the 2004 Annual Report, to approximately 22%).

3. RESTRUCTURING

Second quarter 2004 restructuring charge

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

Included in the 2004 charge was $196 million relating to asset impairments, almost all of which was to write down property, plant and equipment (PP&E), based on market data for the assets. Also included in the 2004 charge was $347 million for cash costs, principally pertaining to severance and other employee-related costs. Approximately 80% of the targeted positions have been eliminated as of June 30, 2005. As discussed below, management adjusted the restructuring charge during the second quarter of 2005 based on changes in estimates.

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

Included in the 2003 charge was $128 million relating to asset impairments, principally to write down PP&E, goodwill and other intangible assets. The impairment loss relating to the PP&E was based on market data for the assets. The impairment loss relating to goodwill and other intangible assets was based on management’s assessment of the value of the related businesses. Also included in the 2003 charge was $209 million for cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of approximately 3,200 positions worldwide. Substantially all of the targeted positions have been eliminated as of June 30, 2005, and the program is substantially complete. As discussed below, management adjusted the restructuring charge during the second quarter of 2005 based on changes in estimates.

Restructuring reserves

The following summarizes activity in the company’s restructuring reserves through June 30, 2005.

(in millions)	Employee- related costs	Contractual and other costs	Total
2003 Restructuring Charge
Charge	$160	$ 49	$209
Utilization	(63)	(6)	(69)

Reserve at December 31, 2003	97	43	140
Utilization	(74)	(17)	(91)

Reserve at December 31, 2004	23	26	49
Utilization	(5)	(1)	(6)

Reserve at March 31, 2005	18	25	43
Utilization	(5)	—	(5)
Adjustments	(8)	(20)	(28)

Reserve at June 30, 2005	$ 5	$ 5	$10

2004 Restructuring Charge
Charge	$212	$135	$347
Utilization	(60)	(32)	(92)

Reserve at December 31, 2004	152	103	255
Utilization	(26)	(11)	(37)

Reserve at March 31, 2005	126	92	218
Utilization	(19)	(6)	(25)
Adjustments	(40)	(16)	(56)

Reserve at June 30, 2005	$ 67	$ 70	$137

With respect to the 2003 restructuring charge, the remaining reserve is expected to be utilized during 2005. With respect to the 2004 restructuring charge, approximately $50 million of the reserve is expected to be utilized during the second half of 2005, with the remainder to be utilized in 2006.

Second quarter 2005 adjustments to restructuring charges

During the second quarter of 2005, the company recorded a $104 million pre-tax benefit relating to the adjustment of restructuring charges recorded in 2004 and 2003. As detailed in the table above, $84 million of the adjustment related to improved estimates of restructuring reserves. The remaining $20 million represented asset disposal proceeds in excess of original estimates and finalization of certain employment termination arrangements.

The restructuring reserve adjustments principally related to severance and other employee-related costs. The company’s targeted headcount reductions are being achieved with a higher level of attrition than originally anticipated. Accordingly, the company’s severance payments are now projected to be lower than originally estimated. The remaining reserve adjustment principally related to changes in estimates regarding certain contract termination costs.

4. INFUSION PUMP CHARGE

On July 21, 2005, the company announced that the United States Food and Drug Adminstration (FDA) had classified a March 15, 2005 company voluntary notice to customers regarding certain user interface and failure code issues relating to the company’s COLLEAGUE® Volumetric Infusion Pump as a Class I recall (FDA’s highest priority level) and that there had been reports of three deaths and six serious injuries that may have been associated with the issues identified in the March 15, 2005 voluntary notice. The same announcement also described a field corrective action letter sent to customers on July 20, 2005 (also designated a Class I recall), notifying customers that the company is in the process of developing an action plan to address design issues relating to COLLEAGUE pump failure codes (with which one of the three previously described deaths may have been associated). While these actions do not require customers to return their COLLEAGUE pumps, the company will voluntarily hold shipments of new COLLEAGUE pumps until design issues are resolved.

During the second quarter of 2005 the company recorded a $77 million charge for costs associated with correcting the COLLEAGUE infusion pump design issues. The charge recorded during the quarter represents management’s current estimate of the costs to be incurred to remediate these issues. The charge principally consists of materials, labor and freight costs. The actual costs relating to this matter may differ from management’s estimate. It is possible that additional charges may be required in future periods. It is also possible that actual costs relating to this matter may be less than estimated costs.

5. LEGAL PROCEEDINGS

“Part II - Item 1. Legal Proceedings” is incorporated herein by reference.

6. SEGMENT INFORMATION

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

Certain items are maintained at the corporate level and are not allocated to the segments. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, corporate headquarters costs, certain non-strategic investments and related income and expense, certain nonrecurring gains and losses, certain special charges (such as in-process research and development, restructuring and certain asset impairments), deferred income taxes, certain foreign currency fluctuations, certain employee benefit costs, the majority of the foreign currency and interest rate hedging activities, and certain litigation liabilities and related insurance receivables.

The $77 million second quarter 2005 charge associated with the COLLEAGUE infusion pump is reflected in the Medication Delivery segment’s pre-tax income for the three- and six-month periods ended June 30, 2005 in the table below. Refer to Note 4 for further information.

Financial information for the company’s segments for the quarters and year-to-date periods ended June 30 is as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004
Net sales
Medication Delivery	$1,083	$1,006	$2,061	$1,932
BioScience	990	893	1,892	1,703
Renal	504	480	1,007	953

Total	$2,577	$2,379	$4,960	$4,588

Pre-tax income from continuing operations
Medication Delivery	$120	$182	$277	$333
BioScience	265	137	469	259
Renal	94	93	191	172
Other	(67)	(744)	(227)	(847)

Total	$412	$(332)	$710	$(83)

The following is a reconciliation of segment pre-tax income to income from continuing operations before income taxes per the consolidated income statements.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004
Total pre-tax income from segments	$479	$412	$937	$764
Unallocated amounts
Interest expense, net	(33)	(25)	(64)	(46)
Restructuring	104	(543)	104	(543)
Certain currency exchange rate fluctuations and hedging activities	(19)	(39)	(43)	(73)
Asset dispositions and impairments, net	—	(56)	—	(56)
Other corporate items	(119)	(81)	(224)	(129)

Income (loss) from continuing operations before income taxes	$412	$(332)	$710	$(83)

7. SUBSEQUENT EVENT—DECISION TO CEASE MANUFACTURING HEMODIALYSIS INSTRUMENTS

In July 2005, the company decided to discontinue the manufacture of HD instruments. Separately, the company entered into an agreement with Gambro to distribute Gambro’s HD instruments and related ancillary products. The company will have exclusive distribution rights throughout most of Latin America, and a non-exclusive arrangement in the United States and the rest of the world, excluding Japan where the company does not participate in the HD market. The decision to stop manufacturing HD instruments and the execution of the agreement with Gambro is consistent with the company’s strategy to optimize and improve the financial performance of the Renal business, focusing resources on peritoneal dialysis therapies while maintaining a broad portfolio of HD products. The company will continue to distribute its existing line of HD dialyzers, and provide HD solutions and concentrates that are manufactured by Baxter.

As a result of the decision to stop manufacturing HD instruments, management anticipates that charges for severance, contract termination and other costs will be incurred in future periods. While management has not finalized its exit plans, it currently estimates that the pre-tax cost will total between $40 million and $50 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF CONTINUING OPERATIONS

NET SALES

	Three months ended June 30,		Percent change	Six months ended June 30,		Percent change
(in millions)	2005	2004		2005	2004
Medication Delivery	$1,083	$1,006	8%	$2,061	$1,932	7%
BioScience	990	893	11%	1,892	1,703	11%
Renal	504	480	5%	1,007	953	6%

Total net sales	$2,577	$2,379	8%	$4,960	$4,588	8%

	Three months ended June 30,		Percent change	Six months ended June 30,		Percent change
(in millions)	2005	2004		2005	2004
International	$1,421	$1,285	11%	$2,760	$2,475	12%
United States	1,156	1,094	6%	2,200	2,113	4%

Total net sales	$2,577	$2,379	8%	$4,960	$4,588	8%

Foreign exchange benefited sales growth by 3 points during both the three- and six-month periods ended June 30, 2005, principally because the United States Dollar weakened relative to the Euro and the Japanese Yen. Foreign currency fluctuations favorably impacted sales growth for all three segments.

Medication Delivery

The Medication Delivery segment generated 8% and 7% sales growth for the three- and six-month periods ended June 30, 2005, respectively (including 3 percentage points due to the favorable impact of foreign currency fluctuations for both the quarter and year-to-date period).

The following is a summary of sales by significant product line.

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
(in millions)	2005	2004			2005	2004
IV Therapies	$312	$288	8%		$608	$570	7%
Drug Delivery	226	202	12%		430	390	10%
Infusion Systems	245	233	5%		475	421	13%
Anesthesia	282	259	9%		513	501	2%
Other	18	24	(25%	)	35	50	(30%	)

Total net sales	$1,083	$1,006	8%		$2,061	$1,932	7%

IV Therapies

This product line principally consists of intravenous solutions and nutritional products. Because approximately two-thirds of IV Therapies’ sales are generated outside the United States, sales growth in this product line particularly benefited from the weakened United States Dollar. Sales growth, which was primarily due to increased volume, was strong in international markets, partially offset by lower sales of nutritional products used with automated compounding equipment in the United States.

Drug Delivery

This product line primarily consists of pre-mixed drugs and contract services, principally for pharmaceutical and biotechnology customers. Contributing to sales growth for the second quarter of 2005 were increased contract services revenues as well as increased sales of small volume parenterals. Sales growth for the year-to-date period benefited from $9 million of sales during the first quarter of 2005 under an existing order from the United States Government related to its biodefense program. In addition, increased sales of certain generic and branded pre-mixed drugs contributed to sales growth in both the second quarter and first half of 2005, with the growth driven by increases in volume, partially offset by lower pricing.

Infusion Systems

Sales growth of electronic infusion pumps and related tubing sets during the second quarter and first six months of 2005 was primarily driven by higher sales volume of devices, and was particularly strong in the year-to-date period due to the timing of customers’ purchases. Refer to Note 4 and the discussion below regarding a charge recorded during the second quarter of 2005 relating to the COLLEAGUE infusion pump. As a result of the company’s decision to voluntarily stop shipping new COLLEAGUE infusion pumps, there will be no sales of these pumps until the issues are remediated. The company’s sales of COLLEAGUE pumps for the second half of 2004 totaled approximately $120 million.

Anesthesia

Sales of anesthesia products increased during the second quarter and first half of 2005, with sales growth in both periods reflecting increased volume and improved pricing, particularly with respect to one of the company’s proprietary products, SUPRANE (Desflurane, USP), an inhaled anesthetic agent. As discussed in prior filings, management continues to believe its sales volume and pricing of generic propofol could be negatively impacted by the entry of additional competitors into the marketplace in 2005. Late in the second quarter of 2005, a competitor launched a generic propofol product. The company’s sales of generic propofol in the second half of 2004 totaled approximately $120 million.

Other

This category primarily includes other hospital-distributed products. The decline in sales during the second quarter and first six months of 2005 was primarily due to the continued exit of certain lower-margin distribution businesses outside the United States.

BioScience

Sales in the BioScience segment increased 11% for both the three- and six-month periods ended June 30, 2005 (including 4 and 3 percentage points due to the favorable impact of foreign currency fluctuations for the quarter and year-to-date period, respectively).

The following is a summary of sales by significant product line.

	Three months ended June 30,		Percent change	Six months ended June 30,		Percent change
(in millions)	2005	2004		2005	2004
Recombinants	$397	$320	24%	$741	$612	21%
Plasma Proteins	266	267	—	525	505	4%
Antibody Therapy	93	90	3%	182	170	7%
Transfusion Therapies	140	136	3%	273	276	(1%	)
Other	94	80	18%	171	140	22%

Total net sales	$990	$893	11%	$1,892	$1,703	11%

Recombinants

The primary driver of sales growth in the BioScience segment during the second quarter and first half of 2005 was increased sales volume of recombinant Factor VIII products. Factor VIII products are used in the treatment of hemophilia A, which is a bleeding disorder caused by a deficiency in blood clotting Factor VIII. Sales growth for both the second quarter and first six months of 2005 was primarily fueled by the continued adoption by customers of the advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, which received regulatory approval in the United States in July 2003 and in Europe in March 2004. Pricing also improved with the continued launch of ADVATE. Management expects sales volumes of ADVATE will continue to grow during the remainder of 2005 as the launch of this new product continues.

Plasma Proteins

Sales of plasma-based products (excluding antibody therapies) were flat in the second quarter and grew in the first half of 2005 primarily due to increased sales volume of FEIBA, an anti-inhibitor coagulant complex, and the company’s plasma-based sealant, TISSEEL. This growth was partially offset by lower sales of plasma to third parties as a result of management’s decision to exit certain lower-margin contracts and, in the second quarter, to the impact of the timing of certain tenders outside the United States. During the first quarter of 2005, and effective in the third quarter of 2005, the company and the American Red Cross terminated their contract manufacturing agreement and replaced it with a plasma procurement agreement. For the second half of 2005, this new arrangement is expected to result in lower revenues for the Plasma Proteins product line as compared to the prior arrangement (this impact is expected to be offset by increased sales in the Antibody Therapy product line, as further discussed below).

Antibody Therapy

Higher sales of IVIG (intravenous immunoglobulin), which is used in the treatment of immune deficiencies, fueled sales growth during the second quarter and first half of 2005, primarily due to continued pricing recovery in the United States. Sales volume is expected to grow in the second half of the year as a result of the agreement with the American Red Cross which, as discussed above, is effective in the third quarter of 2005. Also contributing to sales growth during the second quarter of 2005 were sales of WinRho ® SDF [Rho(D) Immune Globulin Intravenous (Human)], which is a product used to treat a critical bleeding disorder. The company acquired the United States marketing and distribution rights relating to this product late in the first quarter of 2005. In addition, a liquid formulation of IVIG, which received regulatory approval in the United States in April 2005, is expected to be launched in the fourth quarter of 2005.

Transfusion Therapies

Sales of transfusion therapies products, which are products and systems for use in the collection and preparation of blood and blood components, continued to be unfavorably impacted by consolidation in the plasma industry during the second quarter and first half of 2005.

Other

Other BioScience products primarily consist of vaccines and non-plasma-based sealant products. Sales of vaccines, which are impacted by the timing of government tenders, increased during both the second quarter and first six months of 2005, and primarily related to increased sales volume of NeisVac-C (for the prevention of meningitis C) and FSME Immun (for the prevention of tick-borne encephalitis). The company’s non-plasma-based sealants are relatively new products, and sales increased significantly in both the three-month and six-month periods ended June 30, 2005, as the company continues to launch these products.

Renal

Sales from continuing operations in the Renal segment increased 5% and 6% for the three- and six-month periods ended June 30, 2005, respectively (including 5 percentage points due to the favorable impact of foreign currency fluctuations in both the quarter and year-to-date periods), with sales growth principally generated in international markets.

The following is a summary of sales by significant product line.

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
(in millions)	2005	2004			2005	2004
PD Therapy	$385	$357	8%		$759	$702	8%
HD Therapy	114	118	(3%	)	240	242	(1%	)
Other	5	5	— %		8	9	(11%	)

Total net sales	$504	$480	5%		$1,007	$953	6%

PD Therapy

Peritoneal dialysis, or PD Therapy, is a dialysis treatment method for end-stage renal disease. PD Therapy, which is used primarily at home, uses the peritoneal membrane, or abdominal lining, as a natural filter to remove waste from the bloodstream. In addition to the favorable impact of foreign exchange, the sales growth in both periods was primarily driven by an increased number of patients in the majority of markets, principally in Asia, Latin America and Europe. Changes in the pricing of the segment’s PD Therapy products were not a significant factor. Increased penetration of PD Therapy products continues to be strong in emerging markets, where many people with end-stage renal disease are currently under-treated.

HD Therapy

Hemodialysis, or HD Therapy, is another form of end-stage renal disease dialysis therapy, which is generally performed in a hospital or outpatient center. HD Therapy works by removing wastes and fluid from the blood by using a machine and a filter, also known as a dialyzer. This product line includes sales of products as well as revenues from the Renal Therapy Services (RTS) businesses outside the United States. The sales decline during the second quarter of 2005 was principally due to the divestiture of the RTS business in Taiwan at the end of the first quarter of 2005 (the company’s revenues relating to the

RTS business in Taiwan totaled approximately $20 million per quarter in 2004). The remainder of the decline in the quarter and year-to-date period was due to lower sales of dialyzers and related hardware. In July 2005, the company decided to discontinue the manufacture of HD instruments. Separately, the company entered into an agreement with Gambro to distribute Gambro’s HD instruments and related ancillary products. Refer to further discussion below. The decision and new agreement are not expected to have a significant impact on sales.

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2005	2004			2005	2004
Gross margin	43.2%	39.5%	3.7 pts		42.0%	39.9%	2.1 pts
Marketing and administrative expenses	20.8%	22.4%	(1.6 pts	)	20.6%	21.8%	(1.2 pts	)

Gross Margin

The improvement in gross margin in both the second quarter and first half of 2005 was principally driven by increased sales of higher-margin recombinant products, cost savings related to the company’s restructuring initiatives (as further discussed below), and improvements in the plasma proteins business. These increases were partially offset by increased costs associated with the company’s pension plans in both the quarter and six-month period (as further discussed below). Refer to the discussion below regarding a $77 million charge recorded in the second quarter of 2005 relating to the Medication Delivery segment’s COLLEAGUE infusion pumps. This charge is included as a separate line item in the consolidated statements of income. In addition, refer to Note 2 regarding certain charges recorded during the second quarter of 2004 which reduced the company’s gross margin in the prior year quarter and year-to-date period.

Marketing and Administrative Expenses

The marketing and administrative expenses ratio improved as a result of cost savings relating to the company’s restructuring initiatives and other actions designed to reduce the company’s expense base. In addition, as discussed in Note 2, certain charges were recorded during the second quarter of 2004 which increased the company’s expense ratio in the prior year quarter and year-to-date period. These reductions in expenses from 2004 to 2005 were partially offset by the impact of increased pension plan costs, reserves for bad debts and legal costs in 2005.

Pension Plan Expenses

Pension plan expenses increased $13 million in the second quarter of 2005 and $26 million in the first half of 2005, partially reducing the above-mentioned improvements to the company’s gross margin and expense ratios. The increased pension plan expenses were due to changes in the discount rate and expected return on assets assumptions, as well as increased amortization of unrecognized losses.

RESEARCH AND DEVELOPMENT

	Three months ended June 30,		Percent change	Six months ended June 30,		Percent change
(in millions)	2005	2004		2005	2004
Research and development (R&D) expenses	$133	$129	3%	$266	$265	—%
As a percent of sales	5.2%	5.4%		5.4%	5.8%

R&D expenses increased in the second quarter of 2005 and were flat for the first half of 2005, with increased spending on certain projects, principally in the BioScience segment, offset by restructuring-related cost savings. Management expects that full-year 2005 R&D expenses will increase over the prior year as the company invests in various R&D projects.

RESTRUCTURING

Second quarter 2004 restructuring charge

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

During the three- and six-month periods ended June 30, 2005, $25 million and $62 million, respectively, of the reserve for cash costs was utilized. Approximately $50 million of the remaining reserve is expected to be utilized during the second half of 2005, with the remainder to be utilized in 2006. The cash expenditures are being funded with cash generated from operations. Approximately 80% of the targeted positions have been eliminated as of June 30, 2005. See discussion below and Note 3 for additional information, including a discussion of restructuring charge adjustments recorded in the second quarter of 2005 based on changes in estimates.

Management’s original estimates of the benefits of the program are unchanged. Management continues to project that these initiatives will yield savings of approximately $0.20 to $0.25 per diluted share for full-year 2005 (assuming a constant diluted share count), or incremental savings of $0.15 to $0.20 as compared to full-year 2004. Savings for the second quarter and first half of 2005 were consistent with management’s original estimates. Once fully implemented in 2006, management anticipates total annual savings will be approximately $0.30 to $0.35 per diluted share (assuming a constant diluted share count), or incremental savings of $0.10 as compared to full-year 2005.

Second quarter 2003 restructuring charge

This program is substantially complete, and management does not expect incremental cost savings in 2005. The remaining reserve principally relates to severance and other cash payments to be made in the future, and these payments are being funded with cash generated from operations. See discussion below as well as Note 3 for additional information, including a discussion of restructuring charge adjustments recorded in the second quarter of 2005 based on changes in estimates.

Second quarter 2005 adjustments to restructuring charges

During the second quarter of 2005, the company recorded a $104 million pre-tax benefit relating to the adjustment of restructuring charges recorded in 2004 and 2003. The restructuring reserve adjustments principally related to severance and other employee-related costs. The company’s targeted headcount reductions are being achieved with a higher level of attrition than originally anticipated. Accordingly, the company’s severance payments are now projected to be lower than originally estimated. The remaining reserve adjustment principally related to changes in estimates regarding certain contract termination costs, certain adjustments related to asset disposal proceeds being in excess of original estimates, and the finalization of certain employment termination arrangements. Refer to Note 3 for additional information.

INFUSION PUMP CHARGE

During the second quarter of 2005 the company recorded a $77 million charge for costs associated with correcting the COLLEAGUE infusion pump design issues. The charge recorded during the quarter represents management’s current estimate of the costs to be incurred to remediate these issues. The charge principally consists of materials, labor and freight costs. The actual costs relating to this matter may differ from management’s estimate. It is possible that additional charges may be required in future periods. It is also possible that actual costs relating to this matter may be less than estimated costs. Refer to Note 4 for further information. Refer to Part II- Item 5. Other Information for additional discussion of related regulatory matters.

SUBSEQUENT EVENT – DECISION TO CEASE MANUFACTURING HEMODIALYSIS INSTRUMENTS

In July 2005, the company decided to discontinue the manufacture of HD instruments. Separately, the company entered into an agreement with Gambro to distribute Gambro’s HD instruments and related ancillary products. The company will have exclusive distribution rights throughout most of Latin America, and a non-exclusive arrangement in the United States and the rest of the world, excluding Japan where the company does not participate in the HD market. The decision to stop manufacturing HD instruments and the execution of the agreement with Gambro is consistent with the company’s strategy to optimize and improve the financial performance of the Renal business, focusing resources on peritoneal dialysis therapies while maintaining a broad portfolio of HD products. The company will continue to distribute its existing line of HD dialyzers, and provide HD solutions and concentrates that are manufactured by Baxter.

As a result of the decision to stop manufacturing HD instruments, management anticipates that charges for severance, contract termination and other costs will be incurred in future periods. While management has not finalized its exit plans, it currently estimates that the pre-tax cost will total between $40 million and $50 million.

NET INTEREST EXPENSE

Net interest expense increased $8 million and $18 million for the quarter and six-month period, respectively, principally due to higher interest rates and the execution of the net investment hedge mirror strategy, as further discussed below.

OTHER EXPENSE, NET

Other expense, net decreased for both the quarter and six-month period ended June 30, 2005. Other expense, net in both periods principally consisted of amounts relating to foreign exchange, minority interests, and equity method investments. Refer to Note 2 for additional information.

PRE-TAX INCOME

Refer to Note 6 to the condensed consolidated financial statements for a summary of financial results by segment. Certain items are maintained at the company’s corporate headquarters and are not allocated to the segments. They primarily include certain foreign currency fluctuations, the majority of the foreign currency and interest rate hedging activities, net interest expense, income and expense related to certain non-strategic investments, corporate headquarters costs, certain employee benefit plan costs, certain nonrecurring gains and losses and certain special charges (such as in-process research and development, restructuring and certain asset impairments). Included in Note 6 is a table that reconciles financial results for the segments to the consolidated company’s results. The following is a summary of significant factors impacting the segments’ financial results.

Medication Delivery

Pre-tax income decreased 34% and 17% for the three and six months ended June 30, 2005, respectively. Pre-tax income for both the three-and six-month periods ended June 30, 2005 includes the $77 million charge associated with the COLLEAGUE infusion pump. Refer to discussion above as well as Note 4 for additional information. Aside from the charge, growth in pre-tax income in both the quarter and year-to-date periods was primarily the result of sales growth, the close management of costs, restructuring-related benefits, and foreign currency fluctuations.

BioScience

Pre-tax income increased 93% and 81% for the three and six months ended June 30, 2005, respectively. The increase in pre-tax income was primarily due to strong sales growth, a higher gross margin, the close management of costs, restructuring-related benefits and foreign currency fluctuations, partially offset by increased R&D spending. As discussed above, the improved gross margin was due to a favorable sales mix, with strong sales of higher-margin recombinant products, as well as improved pricing in certain product lines.

Renal

Pre-tax income increased 1% and 11% for the three and six months ended June 30, 2005, respectively. The increase in pre-tax income was primarily due to sales growth, the close management of costs, restructuring-related benefits and foreign currency fluctuations.

INCOME TAXES

As discussed in the notes to the consolidated financial statements, included in results of operations in both 2005 and 2004 were certain unusual or nonrecurring charges and income items. The company’s effective tax rate was impacted by these items, which were tax-effected at varying rates, depending on the particular tax jurisdictions. In addition, during the second quarter of 2005, principally due to ongoing improvements to the company’s geographic product sourcing, the company revised its estimate and recorded a year-to-date income tax adjustment totaling approximately $20 million, to reflect a lower full-year 2005 projected effective income tax rate (reducing the expected full-year 2005 effective income tax rate from 25%, as disclosed in the 2004 Annual Report, to approximately 22%).

The American Jobs Creation Act of 2004

No provision has been made for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings are currently deemed to be permanently invested.

In October 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. The Act allows U.S. companies a one-time opportunity to repatriate non-U.S. earnings through 2005 at a 5.25% tax rate rather than the normal U.S. tax rate of 35%, provided that certain criteria, including qualified reinvestment, are met. Management is analyzing the provisions of the Act. Detailed final guidance necessary to implement the Act has not yet been issued by the Internal Revenue Service. Management has not yet determined the effects on the company’s plans or its consolidated financial statements. Management expects to complete its evaluation by the end of the third quarter of 2005.

INCOME AND EARNINGS PER DILUTED SHARE FROM CONTINUING OPERATIONS

Income (loss) from continuing operations was $324 million and ($169) million for the three months ended June 30, 2005 and 2004, respectively, and $548 million and $18 million for the six months ended June 30, 2005 and 2004, respectively. Income (loss) from continuing operations per diluted share was $0.51 and ($0.28) for the three months ended June 30, 2005 and 2004, respectively, and $0.88 and $0.03 for the three and six months ended June 30, 2005 and 2004, respectively. The significant factors contributing to the growth are discussed above.

DISCONTINUED OPERATIONS

Refer to the 2004 Annual Report regarding the 2002 decision to divest the majority of the Renal segment’s services businesses. Discontinued operations generated a net loss of $2 million for the second quarter of 2005 and a net loss of $1 million for the second quarter of 2004. No earnings were generated for the first six months of 2005, and a net loss of $12 million was generated for the first half of 2004. The divestiture plan is substantially complete, and is expected to be fully completed during 2005.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements for the year ended December 31, 2004, included in the 2004 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2004 Annual Report. There have been no significant changes in the application of the critical accounting policies since December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from operations

Continuing operations Cash flows from continuing operations increased during the first six months of 2005 as compared to the prior year. The increase in cash flows was primarily due to increased earnings (before non-cash items), improved working capital management, and the settlement of certain mirror cross-currency swaps (as further discussed below), partially offset by increased payments related to restructuring programs and higher contributions to the company’s pension trust relating to the United States and Puerto Rico pension plans.

Accounts Receivable

Cash flows relating to accounts receivable increased as management continues to increase its focus on working capital efficiency. With this increased focus, the company improved its accounts receivable collections. Days sales outstanding improved from 60.5 days at June 30, 2004 to 58.4 days at June 30, 2005. In addition, proceeds from the factoring of receivables increased and cash outflows relating to the company’s securitization arrangements decreased (as detailed in Note 2) during the first half of 2005.

Inventories

The following is a summary of inventories at June 30, 2005 and December 31, 2004, as well as inventory turns for the second quarter of 2005 and 2004, by segment.

	Inventories		Inventory turns for the six months ended June 30,
(in millions, except inventory turn data)	June 30, 2005	December 31, 2004	2005	2004
BioScience	$1,136	$1,332	1.78	1.66
Medication Delivery	581	587	4.30	3.83
Renal	227	216	4.00	3.71

Total	$1,944	$2,135	2.90	2.61

Inventories decreased $191 million from December 31, 2004 to June 30, 2005. The decline was primarily related to plasma inventories. Due to the recently executed agreement with the American Red Cross (discussed above), plasma inventories are expected to increase somewhat during the second half of 2005. Inventory turns are impacted by seasonality in certain of the company’s businesses, and are generally highest in the fourth quarter of the year, and lower earlier in the year, for these businesses.

Other

Contributing to the increase in cash flows from operations during the first half of 2005 was a $55 million cash inflow related to the settlement of certain mirror cross-currency swaps during the first half of 2005. Refer to the net investment hedges section below for further information regarding these swaps. Partially offsetting these cash inflows were increased payments associated with restructuring programs, with cash payments increasing $11 million, from $62 million in the first half of 2004 to $73 million in the first half of 2005. The company also made $46 million of increased contributions to its pension trust relating to its United States and Puerto Rico pension plans, from $54 million in the first half of 2004 to $100 million in the first half of 2005.

Discontinued operations Discontinued operations generated net cash outflows of $1 million and cash inflows of $15 million in the first six months of 2005 and 2004, respectively. The cash inflow in the prior year period primarily consisted of divestiture proceeds. As discussed above, the company has divested the majority of the discontinued operations and plans to complete the divestiture plan in 2005.

Cash flows from investing activities

Capital Expenditures

Capital expenditures decreased $66 million for the six months ended June 30, 2005, from $229 million in 2004 to $163 million in 2005, partially due to the timing of expenditures. Management expects to spend approximately $550 million in capital expenditures for full-year 2005.

Acquisitions and Investments In and Advances to Affiliates

There were no net cash flows relating to acquisitions or investments in and advances to affiliates during the first six months of 2005. There were $20 million of payments in the first six months of 2004, which primarily related to the 2003 acquisition of certain assets of Alpha Therapeutic Corporation, which are included in the BioScience segment.

Divestitures and Other

Net cash flows relating to divestitures and other totaled $49 million during the first half of 2005 and $31 million in the first half of 2004. The 2005 total principally related to the collection of a loan from Cerus Corporation, a company in which Baxter owns approximately 1% of the common stock, and the cash proceeds relating to the divestiture of the Renal segment’s RTS business in Taiwan. The 2004 total principally related to the sale of a building and the return of collateral.

Cash flows from financing activities

Debt Issuances, Net of Payments of Obligations

Net cash flows relating to debt issuances, net of payments of obligations, decreased $167 million in the first half of 2005, from $77 million of net cash inflows in 2004 to $90 million of net cash outflows in 2005. Included in the net total for 2005 and 2004 were $363 million and $40 million, respectively, in cash outflows associated with the settlement of certain of the company’s cross-currency swap agreements. Refer to further discussion below.

Other Financing Activities

Common stock cash dividends were substantially unchanged as compared to the prior year quarter. Cash received for stock issued under employee benefit plans increased by $15 million, from $75 million in the first half of 2004 to $90 million in the first half of 2005, primarily due to a higher level of employee stock option exercises coupled with a higher average option exercise price, partially offset by reduced cash proceeds from the employee stock purchase plans. Stock repurchases decreased from 2004 to 2005. In the first half of 2004 the company paid $18 million to repurchase stock from Shared Investment Plan (SIP) participants. Refer to the 2004 Annual Report for further information regarding the SIP and these repurchases. There were no repurchases during the first half of 2005.

CREDIT FACILITIES, ACCESS TO CAPITAL, AND COMMITMENTS

Refer to the 2004 Annual Report for further discussion of the company’s credit facilities, access to capital, and commitments and contingencies.

Credit facilities

The company had $1.4 billion of cash and equivalents at June 30, 2005. The company maintains three revolving credit facilities, which totaled approximately $2.0 billion at June 30, 2005. One of the facilities totals $640 million and matures in October 2007, another facility totals $800 million and matures in September 2009, and the third facility, which is denominated in Euros and was entered into in January 2005, totals approximately $600 million and matures in January 2008. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates. The company has never drawn on these facilities. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a minimum interest coverage ratio. At June 30, 2005, the company was in compliance with all financial covenants. The company’s net-debt-to-capital ratio, as defined below, of 30.1% at June 30, 2005 was well below the credit facilities’ net-debt-to-capital covenant. Similarly, the company’s actual interest coverage ratio of 9.0 to 1 in the second quarter of 2005 was well in excess of the minimum interest coverage ratio covenant. The net-debt-to-capital ratio, which is calculated in accordance with the company’s primary credit agreements, and is not a measure defined by GAAP, is calculated as net debt (short-term and long-term debt and lease obligations, less cash and equivalents) divided by capital (the total of net debt and stockholders’ equity). The net-debt-to-capital ratio at June 30, 2005 and the corresponding covenant in the company’s credit agreements give 70% equity credit to the company’s equity units. Refer to the 2004 Annual Report for a description of the equity units. The minimum interest coverage ratio is a four-quarter rolling calculation of the total of income from continuing operations before income taxes plus interest expense (before interest income), divided by interest expense (before interest income). Baxter also maintains certain other short-term credit arrangements.

Access to capital

Management intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, by issuing additional debt, or by issuing common stock. As of June 30, 2005, the company has approximately $399 million of shelf registration statement capacity available for the issuance of debt, common stock or other securities, and for general corporate purposes.

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

Short-term debt and current maturities of long-term debt and lease obligations

The increase in short-term debt from December 31, 2004 to June 30, 2005 principally related to increased commercial paper ($0 at December 31, 2004 to approximately $300 million at June 30, 2005). The increase in current maturities of long-term debt and lease obligations from December 31, 2004 to June 30, 2005 principally related to the reclassification of approximately $800 million of notes due in the first quarter of 2006 from long-term to short-term.

Credit ratings

The company’s credit ratings at June 30, 2005 were as follows.

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

Certain specified rating agency downgrades, if they occur in the future, could require the company to post collateral for, or immediately settle certain of its arrangements. No collateral was required to be posted at June 30, 2005. In addition, in the event of certain specified downgrades (Baa3 or BBB-, depending on the rating agency), the company would no longer be able to securitize new receivables under certain of its securitization arrangements. However, any downgrade of credit ratings would not impact previously securitized receivables. Refer to the 2004 Annual Report for further information.

Net investment hedges

As further discussed in the 2004 Annual Report, the company has historically hedged the net assets of certain of its foreign operations using a combination of foreign currency denominated debt and cross-currency swaps. The cross-currency swaps have served as effective hedges for accounting purposes and have reduced volatility in the company’s stockholders’ equity balance and net-debt-to-capital ratio (as any increase or decrease in the fair value of the swaps relating to changes in spot currency exchange rates is offset by the change in value of the hedged net assets of the foreign operations relating to changes in spot currency exchange rates).

Because the United States Dollar has weakened relative to the hedged currency, the hedged net assets have increased in value over time, while the cross-currency swaps have decreased in value over time. At June 30, 2005, as presented in the following table, the company had a pre-tax net liability of $733 million relating to these cross-currency swap agreements. Of this total, $71 million was short-term, and $662 million was long-term.

The company reevaluated its net investment hedge strategy in the fourth quarter of 2004 and decided to reduce the use of these instruments as a risk-management tool. Management intends to settle the swaps that mature in 2005 using cash flows from operations.

In addition, in order to reduce financial risk and uncertainty through the maturity (or cash settlement) dates of the cross-currency swaps, the company has executed offsetting or mirror cross-currency swaps. As of the date of execution, these mirror swaps effectively fixed the net amount that the company will ultimately pay to settle the cross-currency swap agreements subject to this strategy. After execution, as the market value of the fixed portion of the original portfolio decreases, the market value of the mirror swaps increases by an approximately offsetting amount, and vice versa. The mirror swaps will be settled when the offsetting existing swaps are settled. The following is a summary, by maturity date, of the mark-to-market position of the original cross-currency swaps portfolio, as well as the mirror swap portfolio, and the total mark-to-market position as of June 30, 2005 (in millions).

Maturity date	Original swaps	Mirror swaps	Total
2005	$ 67	$ 4	$71
2007	28	9	37
2008	222	76	298
2009	327	—	327

Total	$644	$89	$733

Approximately $406 million, or 55%, of the total swaps net liability of $733 million as of June 30, 2005 has been fixed by the mirror swaps.

As discussed in the 2004 Annual Report and above, for the mirrored swaps, the company no longer realizes the favorable interest rate differential between the two currencies, and this results in increased net interest expense. The amount of increased net interest expense will vary based on floating interest rates and foreign exchange rates, and the timing of the company’s settlements.

As discussed above, during the first half of 2005, the company settled certain cross-currency swaps agreements (and related mirror swaps, as applicable), and made net payments totaling $308 million. In accordance with Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” when the original cross-currency swaps are settled, the cash flows are reported within the financing section of the consolidated statement of cash flows. When the mirror swaps are settled, the cash flows are reported in the operating section of the consolidated statement of cash flows. Of the $308 million in net settlement payments, $363 million of cash outflows were included in the financing section and $55 million of cash inflows were included in the operating section.

The total swaps net liability decreased from $1.172 billion at December 31, 2004 to $733 million at June 30, 2005 due to the $308 million settlement payments and a $131 million favorable movement in the foreign currency rate.

LEGAL CONTINGENCIES

Refer to Note 5 and “Part II - Item 1. Legal Proceedings” for a discussion of the company’s legal contingencies. Upon resolution of any of these uncertainties, the company may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the company’s net income or cash flows in the period in which it is recorded or paid, based on the advice of counsel, management believes that any outcome of these actions, individually or in the aggregate, will not have a material adverse effect on the company’s consolidated financial position.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) revised and reissued Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment” (SFAS No. 123-R), which requires companies to expense the value of employee stock options and similar awards. Due to an SEC amendment to Regulation S-X in April 2005, SFAS No. 123-R will become effective for the company on

January 1, 2006. The new rules provide for one of two transition elections, either prospective application or restatement (back to January 1, 1995). The company plans to adopt SFAS No. 123-R on January 1, 2006 and has not yet decided which transition option the company will use. Management is in the process of analyzing the provisions of SFAS No. 123-R and assessing the impact on the company’s future consolidated financial statements.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS No. 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that those items be recognized as current period charges. In addition, the new standard requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities. The company plans to adopt SFAS No. 151 on its effective date of January 1, 2006. Management is in the process of analyzing the new standard and has not yet determined the impact on the company’s consolidated financial statements.

FORWARD-LOOKING INFORMATION

The matters discussed in this report that are not historical facts include forward-looking statements and include statements with respect to COLLEAGUE infusion pumps and other regulatory matters, restructuring programs progress and related reserves, sales and pricing forecasts, litigation outcomes, future costs relating to HD instruments, and developments with respect to credit and credit ratings. These statements are based on the company’s current expectations and involve numerous risks and uncertainties. Many factors may cause actual results to differ, possibly materially, from those expressed in the forward-looking statements. These factors include, but are not limited to:

•	the company’s ability to realize in a timely manner the anticipated benefits of restructuring initiatives;

•	the impact of geographic and/or product mix on the company’s sales;

•	actions of regulatory bodies and other government authorities, including the Food and Drug Administration and foreign counterparts that could delay, limit or suspend product sales and distribution, including with respect to the COLLEAGUE infusion pump;

•	product quality and/or patient safety concerns, leading to product recalls, withdrawals, launch delays or declining sales;

•	product development risks;

•	interest rates;

•	technological advances in the medical field;

•	demand for and market acceptance risks for new and existing products, such as ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, and other technologies;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	foreign currency exchange rates;

•	the availability of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	regulatory, legal or other developments relating to the company’s A, AF and AX series dialyzers;

•	the ability to obtain adequate insurance coverage at reasonable cost;

•	the ability to enforce patents;

•	patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	reimbursement policies of government agencies and private payers;

•	internal and external factors that could impact commercialization;

•	results of product testing; and

•	other factors described elsewhere in this report or in the company’s other filings with the Securities and Exchange Commission.

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

Please refer to the company’s Annual Report on Form 10-K and other documents filed by the company with the Securities and Exchange Commission, which are available on the company’s website, for more details concerning important factors that could cause actual results to differ materially. The company does not undertake to update its forward-looking statements.

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

A sensitivity analysis of changes in the fair value of foreign exchange forward and option contracts outstanding at June 30, 2005, while not predictive in nature, indicated that if the United States Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $44 million with respect to those contracts would increase by $65 million.

With respect to the company’s cross-currency swap agreements (including the outstanding mirror swaps) discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, if the United States Dollar uniformly weakened by 10%, on a net-of-tax basis, the net liability balance of $462 million with respect to those contracts outstanding at June 30, 2005 would increase by $66 million. Any increase or decrease in the fair value of cross-currency swap agreements designated as hedges of the net assets of foreign operations relating to changes in spot currency exchange rates is offset by the change in the value of the hedged net assets relating to changes in spot currency exchange rates. With respect to the portion of the cross-currency swap portfolio that is no longer designated as a net investment hedge, but is fixed via the mirror swaps, as the fair value of this fixed portion of the portfolio decreases, the fair value of the mirror swaps increases by an approximately offsetting amount, and vice versa.

The sensitivity analysis model recalculates the fair value of the foreign currency forward, option and cross-currency swap contracts outstanding at June 30, 2005 by replacing the actual exchange rates at June 30, 2005 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

Interest rate and other risks

For a complete discussion, refer to the caption “Financial Instrument Market Risk” in the company’s 2004 Annual Report. There have been no significant changes from the information discussed therein.

Item 4. Controls and Procedures

The company carried out an evaluation, under the supervision and with the participation of the company’s Disclosure Committee and the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective as of June 30, 2005.

Changes in Internal Control over Financial Reporting

During the first quarter of 2005, the company began to outsource the transaction processing activities of the company’s business in one European country and certain previously centralized activities (expense report processing, accounts payable, accounts receivable, fixed asset and intercompany accounting). After an analysis of the limited outsourcing that began during the first quarter, the company decided to discontinue this outsourcing initiative and to continue to perform these activities internally. Other than the item mentioned above, there has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2005 and 2004 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Their report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2005, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

August 1, 2005

PART II. OTHER INFORMATION

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

As of June 30, 2005, Baxter International, together with certain of its subsidiaries, was named as a defendant or co-defendant in 35 lawsuits relating to mammary implants, brought by approximately 91 plaintiffs, of which 80 are implant plaintiffs and the remainder are consortium or second generation plaintiffs. Of those plaintiffs, two currently are included in the Lindsey class action Revised Settlement described below, which accounts for one of the pending lawsuits against the company. Additionally, 34 plaintiffs have opted out of the Revised Settlement (representing approximately 21 pending lawsuits), and the status of the remaining plaintiffs with pending lawsuits is unknown. Some of the opt-out plaintiffs filed their cases naming multiple defendants and without product identification; thus, the company believes that not all of the opt-out plaintiffs will have viable claims against the company. As of June 30, 2005, 25 of the opt-out plaintiffs had confirmed Heyer-Schulte mammary implant product identification. Furthermore, during the second quarter of 2005, Baxter obtained dismissals, or agreements for dismissals, with respect to 9 plaintiffs.

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

As of June 30, 2005, Baxter was named as a defendant in 82 lawsuits most of which have been or are expected to be consolidated in the U.S.D.C. for the Northern District of Illinois and has received 161 claims in the United States, France, Ireland, Italy, Japan, Spain and Argentina. Among the lawsuits, the company and other manufacturers have been named as defendants in 70 lawsuits pending or expected to be transferred to the U.S.D.C. for the Northern District of Illinois on behalf of claimants, who are primarily non-U.S. residents, seeking unspecified damages for HIV and/or Hepatitis C infections from their use of plasma-based factor concentrates. In March 2005, the District Court denied plaintiff’s motion to certify the purported classes. Thereafter, plaintiffs have filed additional lawsuits on behalf of individual claimants outside of the United States. The defendants, including Baxter, have filed motions to dismiss these lawsuits based on forum non conveniens grounds. The U.S.D.C. for the Northern District of Illinois has approved a settlement of U.S. federal court HIV factor concentrate cases. As of December 31, 2004, all 6,246 claimant groups eligible to participate in the settlement have been paid.

In addition, Immuno International AG (Immuno), acquired by Baxter in 1996, has unsettled claims and lawsuits for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV and/or Hepatitis C by factor concentrates. Immuno’s successor is a participant in a foundation that would make payments to Italian applicants who are HIV positive. At least 370 applications are pending before that foundation. Additionally, Immuno faces multiple claims stemming from its vaccines and other biologically derived therapies. A portion of the liability and defense costs related to these claims will be covered by insurance, subject to exclusions, conditions, policy limits and other factors. Pursuant to the stock purchase agreement between the company and Immuno, as revised in April 1999, approximately 26 million Swiss Francs, which is the equivalent of approximately $20 million based on the exchange rate as of June 30, 2005, of the purchase price is being withheld to cover these contingent liabilities.

Baxter is currently named in a number of claims and lawsuits brought by individuals who infused the company’s GAMMAGARD IVIG (intravenous immunoglobulin), all of whom are seeking damages for Hepatitis C infections allegedly caused by infusing GAMMAGARD IVIG. As of June 30, 2005, Baxter was a defendant in nine lawsuits and has received notice of four claims in the United States, France, Denmark, Italy, Germany and Spain. One class action in the United States has been certified. In September 2000, the U.S.D.C. for the Central District of California approved a settlement of the class action that would provide financial compensation for U.S. individuals who used GAMMAGARD IVIG between January 1993 and February 1994.

The company believes that a substantial portion of the liability and defense costs related to its plasma-based therapies litigation will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer insolvency.

Althane Dialyzers Litigation

Baxter was named as a defendant in a number of civil cases seeking unspecified damages for alleged injury from exposure to Baxter’s Althane series of dialyzers, which were withdrawn from the market in 2001. All of these suits have been resolved, although the possibility of additional suits being filed cannot be excluded. Currently, there are a number of claims from Croatian citizens and one from the Spanish Ministry of Health, although suits have not been filed. The company previously reached settlements with a number of families of patients who died or were injured in Spain, Croatia and the United States allegedly after undergoing hemodialysis on an Althane dialyzer. The U.S. government is investigating the matter and Baxter received a subpoena in December 2002 to provide documents. Baxter is fully cooperating with the Department of Justice.

Vaccines Litigation

As of June 30, 2005, Baxter and certain of its subsidiaries have been named as defendants, along with others, in 142 lawsuits filed in various state and U.S. federal courts, four of which are purported class actions, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or other attention deficit disorders as a result of exposure to vaccines for childhood diseases containing the preservative, Thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as other companies. As of December 31, 2004, ten suits have been dismissed based on the application of the National Vaccine Injury Compensation Act. Additional Thimerosal cases may be filed in the future against Baxter and companies that marketed Thimerosal-containing products.

Other

As of September 30, 1996, the date of the spin-off of Allegiance Corporation (Allegiance) from Baxter, Allegiance assumed the defense of litigation involving claims related to Allegiance’s businesses, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance, which merged with Cardinal Health in 1999, has not been named in most of this litigation but has defended and indemnified Baxter pursuant to certain contractual obligations for all expenses and potential liabilities associated with claims pertaining to latex gloves. As of June 30, 2005, the company has been named as a defendant in 10 lawsuits.

Pricing

As of June 30, 2005, Baxter International and certain of its subsidiaries were named as defendants, along with others, in approximately 40 lawsuits brought in various state and U.S. federal courts which allege that Baxter and other defendants reported artificially inflated average wholesale prices for Medicare and Medicaid eligible drugs. These cases have been brought by private parties on behalf of various purported classes of purchasers of Medicare and Medicaid eligible drugs, as well as by state attorneys general. As further explained below, all but nine of these cases were consolidated in the U.S.D.C. for the District of Massachusetts for pretrial case management under Multi District Litigation rules. In July 2005, the defendants, including Baxter, removed an additional five lawsuits from state courts to the U.S.D.C. for the District of Massachusetts. Claimants seek unspecified damages and declaratory and injunctive relief under various state and/or federal statutes. After the partial dismissal of the consolidated amended complaint, Plaintiffs filed an amended master consolidated class action complaint that the defendants, including Baxter, moved to dismiss. In February 2004, the court granted in part and denied in part defendants’ motion to dismiss. The lawsuits against Baxter include eight lawsuits brought by state attorneys general, which allege that prices for Medicare and Medicaid eligible drugs were artificially inflated and seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution. Specifically, in January 2002, the Attorney General of Nevada filed a civil suit in the Second Judicial District Court of Washoe County, Nevada. In February 2002, the Attorney General of Montana filed a civil suit in the First Judicial District Court of Lewis and Clark County, Montana. In June 2003, the U.S.D.C. for the District of Massachusetts remanded the Nevada case to Washoe County, Nevada and denied plaintiffs’ motion to remand the Montana case. In January 2004, the District Court remanded another case filed in state court to the Superior Court of Maricopa County, Arizona. In March 2004, the Attorney General of Pennsylvania filed a civil suit in the Commonwealth Court of Pennsylvania. That action was dismissed in February 2005. In March 2005, the Attorney General of Pennsylvania filed an amended complaint. In May 2004, the Attorney General of Texas filed a civil suit in the District Court of Travis County, Texas. In June 2004, the Attorney General of Wisconsin filed a civil suit in the Circuit Court of Dane County, Wisconsin. In November 2004, the Attorney General of Kentucky filed a civil suit in the Circuit Court of Franklin County, Kentucky. During the first quarter of 2005, Baxter was named as a defendant in 14 additional cases, 13 of which have been served upon the company. Additionally, during April 2005 Baxter was named as a defendant in eight cases, five of which have been served. In January 2005, the Attorney General of Alabama filed a civil suit in the Circuit Court of Montgomery County, Alabama. In February 2005, the Attorney General of Illinois filed a civil suit in the Circuit Court of Cook County, Illinois. In July 2005, the lawsuits filed by the attorneys general of Pennsylvania, Wisconsin, Kentucky, Alabama and Illinois were removed by the defendants to the U.S.D.C. for the District of Massachusetts. Each of the state attorneys general has moved to remand these cases. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement. These investigations may result in additional cases being filed by various state attorneys general.

Securities Laws and Other

In July 2003, the Midwest Regional Office of the Securities and Exchange Commission (SEC) requested that the company voluntarily provide information concerning certain revisions to the company’s growth and earnings forecasts during 2003. In connection with this inquiry, in July 2004 the SEC sought information regarding the establishment of certain reserves as well as events in connection with the company’s restatement of its consolidated financial statements, previously announced in July 2004. The company is cooperating fully with the SEC.

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

In July 2004, a purported class action lawsuit was filed in the U.S.D.C. for the Northern District of Illinois, in connection with the previously disclosed restatement, naming Baxter and its current Chief Executive Officer and Chief Financial Officer and their predecessors as defendants. The lawsuit, which seeks recovery of unspecified damages, alleges that the defendants violated the federal securities laws by making false and misleading statements regarding the company’s financial results, which allegedly caused Baxter common stock to trade at inflated levels during the period between April 2001 and July 2004. Three similar purported class action lawsuits were filed in the third quarter of 2004 in the U.S.D.C. for the Northern District of Illinois against the same defendants. These cases have been consolidated before a single judge. In January 2005, plaintiffs filed a consolidated amended complaint in the District Court. In February 2005, Baxter filed its motion to dismiss. In May 2005, the District Court granted Baxter’s motion to dismiss this action in its entirety. One of the consolidated plaintiffs has moved to alter the judgment terminating its case and to file an amended complaint. That motion is pending before the District Court.

In October 2004, a solitary plaintiff filed a purported class action against Baxter in the Circuit Court of Cook County, Illinois alleging a breach of federal securities law through Baxter International’s secondary offering of common stock in September 2003. The plaintiff alleges that the offering price of these shares was artificially inflated by virtue of the financial statements that the company filed prior to and concurrent with the offering, which the company later amended in connection with the restatement, and seeks unspecified damages. In November 2004, Baxter removed this case to the U.S.D.C. for the Northern District of Illinois. In December 2004, plaintiff moved to remand the proceeding to state court. In May 2005, the District Court remanded the case back to state court.

The company believes that it may be subject to additional class action litigation and regulatory proceedings in connection with the events preceding the restatement announced in the third quarter of 2004.

In October 2004, a sole plaintiff filed a purported class action in the U.S.D.C. for the Northern District of Illinois against Baxter and its current Chief Executive Officer and Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s Incentive Investment Plan and Puerto Rico Savings and Investment Plan (the Plans), which are the company’s 401(k) plans, breached their fiduciary duties to the Plans’ participants by offering Baxter common stock as an investment option in each of the Plans during the period of January 2001 to October 2004. Plaintiff alleges that Baxter common stock traded at artificially inflated prices during this period and seeks unspecified damages and declaratory and equitable relief. The plaintiff seeks to represent a class of the Plans’ participants who elected to acquire Baxter common stock through the Plans between January 2001 and the present. The defendants have moved to dismiss this action and the motion currently is pending before the District Court.

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

During the first quarter of 2005, Baxter and Haemonetics Corporation (Haemonetics) have been engaged in a binding arbitration proceeding brought by Haemonetics. Haemonetics alleged that Baxter breached supply contracts assigned to it in connection with Baxter’s acquisition of assets from Alpha Corporation in 2003. Baxter denied the allegations. In May 2005, the arbitration panel awarded Haemonetics $27.7 million, plus attorneys’ fees.

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

Item 4. Submission of Matters to a Vote of Security Holders

The company’s annual meeting of stockholders was held on May 3, 2005, for the purpose of electing directors, ratifying the appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm and voting on the stockholder proposals listed below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. Each of management’s nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below.

NAME	FOR	ABSTAINED/WITHHELD
To hold office for two years:
Blake E. Devitt	533,080,996	5,669,605
To hold office for three years:
Joseph B. Martin, M.D., Ph.D.	533,121,028	5,629,573
Robert L. Parkinson, Jr.	530,476,516	8,274,085
Thomas T. Stallkamp	519,885,857	18,864,744
Albert P.L. Stroucken	533,077,273	5,673,328

In addition to the directors listed above, directors whose term of office as a director continued after the meeting are: Walter E. Boomer, John D. Forsyth, Gail D. Fosler, James R. Gavin III, M.D., Ph.D., Peter S. Hellman, Carole Shapazian and K.J. Storm.

The results of the other matters voted upon at the annual meeting are as follows:

PROPOSAL	FOR	AGAINST	ABSTAINED	BROKER NON-VOTES
The appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm in 2005 was approved.	508,806,791	26,293,567	3,650,243	—

The stockholder proposal relating to cumulative voting in the election of directors was not approved.	194,496,478	223,116,699	56,747,620	64,389,804

The stockholder proposal relating to restrictions on services performed by the independent registered public accounting firm was not approved.	55,680,412	412,250,755	6,429,630	64,389,804

The stockholder proposal relating to the annual election of directors was approved.	368,378,655	47,954,339	58,027,803	64,389,804

Item 5. Other Information

On July 21, 2005, the company announced that the FDA had classified a March 15, 2005 company voluntary notice to customers regarding certain user interface and failure code issues relating to the company’s COLLEAGUE® Volumetric Infusion Pump as a Class I recall (FDA’s highest priority level) and that there had been reports of three deaths and six serious injuries that may have been associated with the issues identified in the March 15, 2005 voluntary notice. The same announcement also described a field corrective action letter sent to customers on July 20, 2005 (also designated a Class I recall), notifying customers that the company is in the process of developing an action plan to address design issues relating to COLLEAGUE pump failure codes (with which one of the three previously described deaths may have been associated). While these actions do not require customers to return their COLLEAGUE pumps, the company will voluntarily hold shipments of new COLLEAGUE pumps until design issues are resolved. Refer to Part I, Item 2 for additional information.

The company is working to correct the issues with the COLLEAGUE pump. Nevertheless, as more fully described in the company’s filing on Form 10-K, Part I, Item 1, “Government Regulation,” the operations of the company and many of its products are subject to extensive regulation and review. Thus, the company is subject to possible administrative and legal actions by FDA and other agencies. Such actions may include product recalls, product seizures, injunctions to halt manufacture and distribution, and other civil sanctions, as well as in certain circumstances criminal sanctions. From time to time, the company has instituted voluntary compliance actions, such as removing products from the market and efforts to improve the effectiveness of quality systems. The company continues to work with the FDA with respect to its observations and investigation of these issues and remains committed to enhancing quality systems and processes across the company.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)
Date: August 8, 2005
	By:	/s/ John J. Greisch
John J. Greisch
Corporate Vice President and Chief Financial Officer

EXHIBITS FILED WITH OR FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION

Number	Description of Exhibit
10.1	Baxter International Inc. Non-Employee Director Compensation Plan adopted as of May 6, 2004 and amended through May 4, 2005

10.2	Guaranty Agreement entered as of January 7, 2005 and amended through June 1, 2005 by Baxter International Inc. in favor of J.P. Morgan Europe Limited as Agent in respect of obligations of Baxter Healthcare S.A. under the Credit Agreement of the same date.

15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350