Form 10-Q
period 2005-09-30
BAXTER INTERNATIONAL INC
filed 2005-11-03
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 31, 2005 was 623,621,610 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended September 30, 2005

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$2,398	$2,320	$7,358	$6,908
Cost and expenses
Cost of goods sold	1,388	1,357	4,266	4,113
Marketing and administrative expenses	491	462	1,511	1,460
Research and development expenses	133	124	399	389
Restructuring charge, net	(5)	—	(109)	543
Infusion pump charge	—	—	77	—
Net interest expense	31	20	95	66
Other expense, net	10	11	59	74

Total costs and expenses	2,048	1,974	6,298	6,645

Income from continuing operations before income taxes	350	346	1,060	263
Income tax expense (benefit)	234	87	396	(14)

Income from continuing operations	116	259	664	277
Discontinued operations	—	17	—	5

Net income	$116	$276	$664	$282

Earnings per basic common share
Continuing operations	$0.19	$0.42	$1.07	$0.45
Discontinued operations	—	0.03	—	0.01

Net income	$0.19	$0.45	$1.07	$0.46

Earnings per diluted common share
Continuing operations	$0.18	$0.42	$1.06	$0.45
Discontinued operations	—	0.03	—	0.01

Net income	$0.18	$0.45	$1.06	$0.46

Weighted average number of common shares outstanding
Basic	622	615	621	613

Diluted	632	619	627	617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		September 30,	December 31,
		2005	2004

Current assets	Cash and equivalents	$1,712	$1,109
	Accounts and other current receivables	1,863	2,091
	Inventories	1,948	2,135
	Short-term deferred income taxes	272	297
	Prepaid expenses and other	284	387

	Total current assets	6,079	6,019

Property, plant and equipment	At cost	7,854	7,991
	Accumulated depreciation and amortization	(3,740)	(3,622)

	Net property, plant and equipment	4,114	4,369

Other assets	Goodwill	1,560	1,648
	Other intangible assets	499	547
	Other	1,531	1,564

	Total other assets	3,590	3,759

Total assets		$13,783	$14,147

Current liabilities	Short-term debt	$423	$207
	Current maturities of long-term debt and obligations	931	154
	Accounts payable and accrued liabilities	2,415	3,531
	Income taxes payable	502	394

	Total current liabilities	4,271	4,286

Long-term debt and lease obligations		3,008	3,933

Other long-term liabilities		2,128	2,223

Commitments and contingencies

Stockholders’ equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 648,414,492 shares in 2005 and 2004	648	648
	Common stock in treasury, at cost, 25,049,482 shares in 2005 and 30,489,183 shares in 2004	(1,224)	(1,511)
	Additional contributed capital	3,472	3,597
	Retained earnings	2,923	2,259
	Accumulated other comprehensive loss	(1,443)	(1,288)

	Total stockholders’ equity	4,376	3,705

Total liabilities and stockholders’ equity		$13,783	$14,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Nine months ended
		September 30,
		2005	2004

Cash flows from operations	Income from continuing operations	$664	$277
	Adjustments
	Depreciation and amortization	437	445
	Deferred income taxes	199	(238)
	Restructuring, hemodialysis instrument and infusion pump charges, net	(4)	543
	Other	57	151
	Changes in balance sheet items
	Accounts and other current receivables	118	(155)
	Inventories	68	(44)
	Accounts payable and accrued liabilities	(273)	(270)
	Restructuring payments	(95)	(136)
	Other	144	(44)

	Cash flows from continuing operations	1,315	529
	Cash flows from discontinued operations	(1)	17

	Cash flows from operations	1,314	546

Cash flows from investing activities	Capital expenditures	(279)	(363)
	Acquisitions and investments in and advances to affiliates	(14)	(20)
	Divestitures and other	49	31

	Cash flows from investing activities	(244)	(352)

Cash flows from financing activities	Issuances of debt	52	519
	Payments of obligations	(561)	(596)
	Increase in debt with maturities of three months or less, net	265	64
	Common stock cash dividends	(359)	(361)
	Proceeds from stock issued under employee benefit plans	135	108
	Purchases of treasury stock	—	(18)

	Cash flows from financing activities	(468)	(284)

Effect of currency exchange rate changes on cash and equivalents		1	(13)

Increase (decrease) in cash and equivalents		603	(103)
Cash and equivalents at beginning of period		1,109	925

Cash and equivalents at end of period		$1,712	$822

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, except per share data)	2005	2004	2005	2004

Net income, as reported	$116	$276	$664	$282
Add:
Stock-based employee compensation expense included in reported net income, net of tax	2	1	4	13
Deduct:
Total stock-based employee compensation expense determined under the fair value method, net of tax	(15)	(19)	(45)	(79)

Pro forma net income	$103	$258	$623	$216

Earnings per basic share
As reported	$0.19	$0.45	$1.07	$0.46
Pro forma	$0.16	$0.42	$1.00	$0.35

Earnings per diluted share
As reported	$0.18	$0.45	$1.06	$0.46
Pro forma	$0.16	$0.42	$0.99	$0.35

New accounting standards
In December 2004, the Financial Accounting Standards Board (FASB) revised and reissued Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment” (SFAS No. 123-R), which requires companies to expense the value of employee stock options and similar awards. Due to an SEC amendment to Regulation S-X in April 2005, SFAS No. 123-R will become effective for the company on January 1, 2006, and the new rules provide for one of two transition elections, either prospective application or restatement (back to January 1, 1995). The company plans to adopt SFAS No. 123-R on January 1, 2006 and plans to use the prospective transition method. Management is in the process of analyzing the provisions of SFAS No. 123-R and assessing the impact on the company’s future consolidated financial statements. The effect of adopting the new standard on earnings in future periods is dependent upon a number of variables, including the number of stock options and other stock awards granted in the future, the terms of those awards, and their fair values.
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
2. SUPPLEMENTAL FINANCIAL INFORMATION
Net pension and other postemployment benefits expense
The following is a summary of net expense relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004

Pension benefits
Service cost	$20	$19	$61	$59
Interest cost	40	38	121	114
Expected return on plan assets	(43)	(47)	(128)	(141)
Amortization of net loss, prior service cost and transition obligation	21	16	63	47

Net pension plan expense	$38	$26	$117	$79

OPEB
Service cost	$2	$3	$5	$7
Interest cost	6	7	21	22
Amortization of net loss and prior service cost	1	2	5	7

Net OPEB plan expense	$9	$12	$31	$36

The company funded $120 million to its primary pension plans in the United States and Puerto Rico during the nine months ended September 30, 2005. As discussed below, management expects to make additional pension contributions with cash repatriated in conjunction with the American Jobs Creation Act of 2004.
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the Medicare Act) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare (Part D) as well as a federal subsidy to sponsors of retiree health-care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare (Part D). The final regulations for determining whether plans are actuarially equivalent to Medicare (Part D) were issued in January 2005. Based on these final regulations, management expects the company’s OPEB plan to be actuarially equivalent to Medicare (Part D), and that the company will be eligible for the federal subsidy. In accordance with GAAP, the estimated reduction in the accumulated OPEB obligation due to the federal subsidy is reflected as an actuarial gain, and the gain is being amortized. The effect on the company’s consolidated financial statements has not been and is not expected to be material.
Second quarter 2004 charges
Financial results for the second quarter of 2004 included several charges. These charges, as summarized below, reduced pre-tax income from continuing operations by $115 million, and reduced net income by $20 million.
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

Net interest expense
Net interest expense consisted of the following.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004

Interest expense, net of capitalized interest	$43	$29	$127	$87
Interest income	(12)	(9)	(32)	(21)

Net interest expense	$31	$20	$95	$66

Other expense, net
Other income and expense includes amounts relating to foreign exchange, minority interests and equity method investments. Other income and expense may also include other items, such as legal settlement gains and losses, asset impairment charges and divestiture gains and losses.
Charges relating to legal matters totaled $8 million in the nine-month period ended September 30, 2005. Asset impairment charges totaled $18 million for the nine-month period ended September 30, 2004 (including the Pathogen Inactivation charge discussed above). Other expense, net for the year-to-date period ended September 30, 2004 also included a charge relating to the application of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), to the company’s guarantee of the Shared Investment Plan loans (Refer to the 2004 Annual Report for further information regarding the Shared Investment Plan).
Comprehensive income
Total comprehensive income was $109 million and $509 million for the three and nine months ended September 30, 2005, respectively, and total comprehensive income was $352 million and $306 million for the three and nine months ended September 30, 2004, respectively. The decrease in comprehensive income during the quarter was principally related to unfavorable currency translation adjustments and lower net income, partially offset by favorable movements in the fair value of the company’s net investment hedges. The increase in comprehensive income during the year-to-date period was principally related to higher net income and favorable movements in the fair value of the company’s net investment hedges, partially offset by unfavorable currency translation adjustments.
Earnings per share
The numerator for both basic and diluted EPS is net income. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding employee stock options, employee stock purchase subscriptions, the purchase contracts in the company’s equity units, and other common stock equivalents is reflected in the denominator for diluted EPS using the treasury stock method. The equity unit purchase contracts obligate the holders to purchase between 35.0 and 43.4 million shares (based upon a specified exchange ratio) of Baxter common stock in February 2006 for $1.25 billion. Using the treasury stock method, prior to the February 2006 purchase date, the purchase contracts have a dilutive effect when the average market price of Baxter stock exceeds $35.69 (Refer to the 2004 Annual Report for a more complete description of the company’s equity units).

The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004

Basic shares	622	615	621	613

Effect of dilutive securities
Employee stock options	6	3	5	3
Equity units and other	4	1	1	1

Diluted shares	632	619	627	617

Inventories
Inventories consisted of the following.

	September 30,	December 31,
(in millions)	2005	2004

Raw materials	$432	$456
Work in process	624	754
Finished products	892	925

Total inventories	$1,948	$2,135

Goodwill
Goodwill at September 30, 2005 totaled $854 million for the Medication Delivery segment, $564 million for the BioScience segment and $142 million for the Renal segment. Goodwill at December 31, 2004 totaled $895 million for the Medication Delivery segment, $583 million for the BioScience segment and $170 million for the Renal segment. The reduction in the goodwill balance for each segment principally related to foreign currency fluctuations and, for the Renal segment, a first quarter 2005 divestiture (which resulted in a $28 million reduction in the Renal segment’s goodwill balance), partially offset by a third quarter 2005 acquisition (which resulted in a $6 million increase in the Renal segment’s goodwill balance).
Other intangible assets
The following is a summary of the company’s intangible assets subject to amortization at September 30, 2005 and December 31, 2004. Intangible assets with indefinite useful lives are not material.

	Developed	Manufacturing,
(in millions, except amortization	technology,	distribution and
period data)	including patents	other contracts	Other	Total

September 30, 2005
Gross intangible assets	$782	$29	$81	$892
Accumulated amortization	357	15	28	400

Net intangible assets	$425	$14	$53	$492

Weighted-average amortization period (in years)	14	8	19	15

December 31, 2004
Gross intangible assets	$804	$28	$80	$912
Accumulated amortization	333	14	25	372

Net intangible assets	$471	$14	$55	$540

Weighted-average amortization period (in years)	14	8	20	15

The amortization expense for these intangible assets was $14 million and $16 million for the three months ended September 30, 2005 and 2004, respectively, and $43 million and $48 million for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, the anticipated annual amortization expense for these intangible assets is $56 million in 2005, $54 million in 2006, $46 million in 2007, $43 million in 2008, $41 million in 2009 and $38 million in 2010.
Product warranties
The following is a summary of activity in the product warranty liability.

	As of and for the		As of and for the
	three months ended		nine months ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004

Beginning of period	$57	$52	$57	$53
New warranties and adjustments to existing warranties	(2)	6	10	16
Payments in cash or in kind	(6)	(6)	(18)	(17)

End of period	$49	$52	$49	$52

The $2 million decrease in the product warranty liability balance relating to new warranties and adjustments to existing warranties for the three months ended September 30, 2005 was due to the company’s July 2005 decision to hold shipments of COLLEAGUE and certain other pumps (as further discussed in Note 4), as well as changes in estimates relating to other product warranties.
Securitization arrangements
The company’s securitization arrangements resulted in net cash outflows of $12 million and $98 million for the three and nine months ended September 30, 2005, respectively, and $84 million and $274 million for the three and nine months ended September 30, 2004, respectively. A summary of the activity is as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004

Sold receivables at beginning of period	$485	$547	$594	$742
Proceeds from sales of receivables	348	307	1,086	1,000
Cash collections (remitted to the owners of the receivables)	(360)	(391)	(1,184)	(1,274)
Effect of currency exchange rate changes	(6)	(1)	(29)	(6)

Sold receivables at end of period	$467	$462	$467	$462

Joint development and commercialization arrangements
In the normal course of business, Baxter enters into joint development and commercialization arrangements with third parties, sometimes with investees of the company. The arrangements are varied but generally provide that Baxter will receive certain rights to manufacture, market or distribute a specified technology or product under development by the third party, in exchange for payments by Baxter. At September 30, 2005, the unfunded milestone payments under these arrangements totaled less than $300 million. The majority of the payments are contingent upon the third parties’ achievement of contractually specified milestones, and only a small portion of the total is expected to be paid within the next year.
Income taxes
The American Jobs Creation Act of 2004
In October 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. The Act creates a one-time incentive for U.S. corporations to repatriate undistributed foreign earnings by providing an 85% dividends received deduction. This allows U.S. companies to repatriate non-U.S. earnings through 2005 at a substantially reduced rate, provided that certain criteria are met.
Under a plan approved by the company’s board of directors in September 2005, the company intends to repatriate approximately $2 billion in earnings previously considered indefinitely reinvested outside the United States, the majority of which was repatriated in October 2005. In the third quarter of 2005, the company recorded the estimated income tax expense of $163 million associated with this planned repatriation. The estimated income tax expense recorded in the third quarter of 2005 may be adjusted in the future based on the final amount ultimately repatriated, tax law changes, or fluctuations in foreign currency rates. With respect to the income tax expense recorded in the third quarter of 2005, approximately $60 million is expected to result in cash outflows within the next six months. Other than the earnings to be repatriated, the company intends to continue to reinvest earnings outside the United States for the foreseeable future, and therefore has not recognized any U.S. tax expense on these earnings aside from certain amounts taxed under subpart F of the U.S. Internal Revenue Code.
As part of the company’s repatriation plan, in October 2005 Baxter Finco B.V., an indirectly wholly owned finance subsidiary of Baxter International Inc., issued $500 million of 4.75% five-year senior unsecured notes in a private placement, generating net proceeds of $496 million. The notes, which are irrevocably, fully and unconditionally guaranteed by Baxter International Inc., are redeemable, in whole or in part, at Baxter Finco B.V.’s option, subject to a make-whole premium. The indenture includes certain covenants, including restrictions relating to the company’s creation of secured debt, transfers of principal facilities, and sale and leaseback transactions.
The repatriation will consist of proceeds from the issuance of these notes, existing off-shore cash, and proceeds from an existing European credit facility that will be drawn upon in the fourth quarter of 2005. Total proceeds from the repatriation will be reinvested in the company’s domestic operations in accordance with the legislation. Management plans to use the proceeds to reduce the company’s debt, contribute to its pension plans, and fund capital investments.
Effective income tax rate
As discussed in these notes to the consolidated financial statements, included in results of operations in both 2005 and 2004 were certain unusual or nonrecurring pre-tax charges and income items. The company’s effective tax rate was impacted by these items, which were tax-effected at varying rates, depending on the particular tax jurisdictions. The effective tax rate for the three- and nine-month periods ended September 30, 2005 was also impacted by the $163 million tax charge related to the planned repatriation of foreign earnings.
In addition, principally due to ongoing improvements to the company’s geographic product sourcing, during 2005 the company lowered its full-year 2005 projected effective income tax rate to 21.5%, excluding the discrete items mentioned above. During the second and third quarters of 2005, the company recorded year-to-date income tax adjustments totaling approximately $20 million and $5 million, respectively.
3. RESTRUCTURING
Second quarter 2004 restructuring charge
During the second quarter of 2004, the company recorded a $543 million pre-tax restructuring charge principally associated with management’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. The charge was primarily for severance and costs associated with the closing of facilities (including the closure of additional plasma collection centers) and the exiting of contracts.
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
Included in the 2004 charge was $196 million relating to asset impairments, almost all of which was to write down property, plant and equipment (PP&E), based on market data for the assets. Also included in the 2004 charge was $347 million for cash costs, principally pertaining to severance and other employee-related costs. Approximately 87% of the targeted positions have been eliminated as of September 30, 2005. As discussed below, management adjusted the restructuring charge during the second and third quarters of 2005 based on changes in estimates and completion of planned actions.
Second quarter 2003 restructuring charge
During the second quarter of 2003, the company recorded a $337 million pre-tax restructuring charge principally associated with management’s decision to close certain facilities and reduce headcount on a global basis. Management undertook these actions in order to position the company more competitively and to enhance profitability. The company closed plasma collection centers and a plasma fractionation facility. In addition, the company consolidated and integrated several facilities. Management discontinued Baxter’s recombinant hemoglobin protein program because it did not meet expected clinical milestones. Also included in the charge were costs related to other reductions in the company’s workforce.
Included in the 2003 charge was $128 million relating to asset impairments, principally to write down PP&E, goodwill and other intangible assets. The impairment loss relating to the PP&E was based on market data for the assets. The impairment loss relating to goodwill and other intangible assets was based on management’s assessment of the value of the related businesses. Also included in the 2003 charge was $209 million for cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of approximately 3,200 positions worldwide. Substantially all of the targeted positions have been eliminated as of September 30, 2005, and the program is substantially complete. As discussed below, management adjusted the restructuring charge during the second quarter of 2005 based on changes in estimates and completion of planned actions.
Restructuring reserves
The following summarizes activity in the company’s restructuring reserves through September 30, 2005.

	Employee-	Contractual
	related	and other
(in millions)	costs	costs	Total

2003 Restructuring Charge
Charge	$160	$49	$209
Utilization	(63)	(6)	(69)

Reserve at December 31, 2003	97	43	140
Utilization	(74)	(17)	(91)

Reserve at December 31, 2004	23	26	49
Utilization	(5)	(1)	(6)

Reserve at March 31, 2005	18	25	43
Utilization	(5)	—	(5)
Adjustments	(8)	(20)	(28)

Reserve at June 30, 2005	5	5	10
Utilization	(1)	(2)	(3)

Reserve at September 30, 2005	$4	$3	$7

2004 Restructuring Charge
Charge	$212	$135	$347
Utilization	(60)	(32)	(92)

Reserve at December 31, 2004	152	103	255
Utilization	(26)	(11)	(37)

Reserve at March 31, 2005	126	92	218
Utilization	(19)	(6)	(25)
Adjustments	(40)	(16)	(56)

Reserve at June 30, 2005	67	70	137
Utilization	(16)	(4)	(20)
Adjustments	—	(5)	(5)

Reserve at September 30, 2005	$51	$61	$112

With respect to the 2003 restructuring charge, the remaining reserve is expected to be substantially utilized during 2005 (except for payments associated with certain long-term leases). With respect to the 2004 restructuring charge, approximately $30 million of the reserve is expected to be utilized during the fourth quarter of 2005, with the remainder to be utilized in 2006 and beyond for certain long-term leases.
Second and third quarter 2005 adjustments to restructuring charges
During the second quarter of 2005, the company recorded a $104 million pre-tax benefit relating to the adjustment of restructuring charges recorded in 2004 and 2003. As detailed in the table above, $84 million of the adjustment related to improved estimates of restructuring reserves. The remaining $20 million represented asset disposal proceeds in excess of original estimates and finalization of certain employment termination arrangements. In the third quarter of 2005, the company recorded an additional $5 million pre-tax benefit relating to the adjustment of restructuring reserves, as the implementation of the program progressed, actions were completed, and management refined its estimates of remaining spending.
The restructuring reserve adjustments principally related to severance and other employee-related costs. The company’s targeted headcount reductions are being achieved with a higher level of attrition than originally anticipated. Accordingly, the company’s severance payments are projected to be lower than originally estimated. The remaining reserve adjustments principally related to changes in estimates regarding certain contract termination costs. Additional adjustments may be recorded in the future as the restructuring program is completed.
4. INFUSION PUMP CHARGE
On September 21, 2005, the company announced that the U.S. Food and Drug Administration (FDA) had classified a February 25, 2005 company voluntary notice to customers regarding certain issues with the batteries of the COLLEAGUE® Volumetric Infusion Pump as a Class I recall (the FDA’s highest priority level) and that there had been reports of four deaths and ten serious injuries that may have been associated with the issues identified in the notice. On July 21, 2005, the company announced that the FDA had classified a March 15, 2005 company voluntary notice to customers regarding certain user interface and failure code issues relating to the company’s COLLEAGUE pump as a Class I recall and that there had been reports of three deaths and six serious injuries that may have been associated with the issues identified in the March 15, 2005 voluntary notice. Also, in a field corrective action letter sent to customers on July 20, 2005 (which the FDA separately designated a Class I recall), the company announced that it is in the process of developing an action plan to address design issues relating to COLLEAGUE pump failure codes (with which one of the three previously described deaths may have been associated).
While these actions do not require customers to return their COLLEAGUE pumps, in July 2005 the company decided to hold shipments of new COLLEAGUE pumps until the issues are resolved. The company also decided to hold shipments of new SYNDEO PCA syringe pumps due to design issues associated with those pumps. On October 13, 2005, the company further announced that the FDA had seized approximately 6,000 Baxter-owned COLLEAGUE pumps, as well as 850 SYNDEO PCA Syringe Pumps, which were on hold at two facilities in Northern Illinois. This action did not affect customer-owned pumps, of which there are approximately 250,000 COLLEAGUE pumps and 5,000 SYNDEO pumps in use worldwide. However, the company is unable to provide loaner pumps to customers who have removed their pumps from service in connection with the previously communicated field corrective actions, or which may have been removed for other reasons.
During the second quarter of 2005 the company recorded a $77 million pre-tax charge for costs associated with correcting the COLLEAGUE infusion pump design issues. The charge represented management’s estimate of the costs to be incurred to remediate these design issues. The charge principally consisted of materials, labor and freight costs. Based on third quarter 2005 developments and management’s reassessment of costs associated with correcting issues relating to the COLLEAGUE pump, no change to the second quarter 2005 estimate was made during the third quarter of 2005.
The actual costs relating to this matter may differ from management’s estimate. It is possible that additional charges may be required in future periods.

5. HEMODIALYSIS INSTRUMENTS CHARGE
During the third quarter of 2005, the company recorded a $28 million pre-tax charge associated with management’s decision to discontinue the manufacture of hemodialysis (HD) instruments. Separately, the company entered into an agreement with Gambro Renal Products (Gambro) to distribute Gambro’s HD instruments and related ancillary products. The company will have exclusive distribution rights throughout most of Latin America, and a non-exclusive arrangement in the United States and the rest of the world, excluding Japan where the company does not participate in the HD market. The decision to stop manufacturing HD instruments and the execution of the agreement with Gambro are consistent with the company’s strategy to optimize and improve the financial performance of the Renal business, focusing resources on peritoneal dialysis therapies while maintaining a broad portfolio of HD products. The company will continue to distribute its existing line of HD dialyzers and provide HD solutions and concentrates that are manufactured by Baxter.
Included in the charge was $24 million relating to asset impairments, principally to write down inventory based on current sales projections, and equipment and other assets used to manufacture HD machines based on market data for the assets. Also included in the charge was $4 million for cash costs, principally pertaining to severance and other employee-related costs. Approximately $27 million of the charge is classified in cost of goods sold in the accompanying consolidated statement of income, with the remaining $1 million classified in marketing and administrative expenses.
The company expects to record additional charges in future quarters, and management currently estimates that the pre-tax cost associated with the entire exit plan will total approximately $50 million.
6. LEGAL PROCEEDINGS
The company is involved in product liability, shareholder, patent, commercial, and other legal proceedings that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the lower end of the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. Baxter has established reserves for certain of the matters discussed below. Management is not able to estimate the amount or range of any loss for certain of the company’s legal contingencies for which there is no reserve or additional loss for matters already reserved. While the liability of the company in connection with the claims cannot be estimated with any certainty, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations for that period. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments or enter into material settlements of claims.
Product Liability
Mammary Implant Litigation
The company is currently a defendant in various courts in a number of lawsuits seeking damages for injuries of various types allegedly caused by silicone mammary implants previously manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by Baxter in 1985, divested its Heyer-Schulte division in 1984. It is not known how many of these claims and lawsuits involve products manufactured and sold by Heyer-Schulte, as opposed to other manufacturers. The majority of the claims and lawsuits against the company have been resolved. After concluding a class action settlement with a large group of U.S. claimants, the company will continue to participate in the resolution of class member claims, for which reserves have been established, until 2010. In addition, as of September 30, 2005, Baxter remains a defendant or co-defendant in approximately 30 lawsuits relating to mammary implants brought by claimants who have opted out of the class settlement. The company has also established reserves for these lawsuits. Baxter believes that a substantial portion of its liability and defense costs for mammary implant litigation may be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer insolvency.
Plasma-Based Therapies Litigation
Baxter currently is a defendant in a number of lawsuits and subject to additional claims brought by individuals who have hemophilia and their families, all seeking damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII or IX derived from human blood plasma (factor concentrates) processed by the company from the late 1970s to the mid-1980s. The typical case or claim alleges that the individual was infected with the HIV virus by factor concentrates that contained the HIV virus. None of these cases involves factor concentrates currently processed by the company.
After concluding a class action settlement with a group of U.S. claimants for which all eligible claims have been paid, as of September 30, 2005, Baxter remained as a defendant in approximately 80 lawsuits and subject to 180 additional claims. Among the lawsuits, the company and other manufacturers have been named as defendants in approximately 70 lawsuits pending or expected to be transferred to the U.S.D.C. for the Northern District of Illinois on behalf of claimants, who are primarily non-U.S. residents, seeking unspecified damages for HIV or Hepatitis C infections from their use of plasma-based factor concentrates. In March 2005, the District Court denied plaintiff’s motion to certify the purported classes. Thereafter, plaintiffs have filed additional lawsuits on behalf of individual claimants outside of the United States. The defendants, including Baxter, have filed motions to dismiss these lawsuits based on forum non conveniens grounds.
In addition, Immuno International AG (Immuno), acquired by the company in 1996, has unsettled claims and lawsuits for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV or Hepatitis C by factor concentrates. Immuno’s successor is a participant in a foundation that would make payments to Italian applicants who are HIV positive. Additionally, Immuno has received notice of a number of claims arising from its vaccines and other biologically derived therapies.
The company believes that a substantial portion of the liability and defense costs related to its plasma-based therapies litigation may be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer insolvency and that in regard to the Immuno liability, costs will be additionally covered by an approximately $20 million holdback of the purchase price, established at the time of the acquisition, to cover potential claims of this nature.
Althane Dialyzers Litigation
Baxter was named as a defendant in a number of civil cases seeking unspecified damages for alleged injury or death from exposure to Baxter’s Althane series of dialyzers, which were withdrawn from the market in 2001. All of these suits have been resolved. Currently, the Spanish Ministry of Health has raised a claim, although a suit has not been filed, and the U.S. government is investigating Baxter’s withdrawal of the dialyzers from the market. In December 2002, Baxter received a subpoena to provide documents to the U.S. Department of Justice and is cooperating fully with the investigation.

Vaccines Litigation
As of September 30, 2005, the company has been named as a defendant, along with others, in approximately 150 lawsuits filed in various state and U.S. federal courts, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or other attention deficit disorders as a result of exposure to vaccines for childhood diseases containing the preservative, thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as by other companies.
Securities Laws
In July 2003, the Midwest Regional Office of the SEC requested that the company voluntarily provide information concerning certain revisions to the company’s growth and earnings forecasts during 2003. In connection with this inquiry, in July 2004 the SEC sought information regarding the establishment of certain reserves as well as events in connection with the company’s restatement of its consolidated financial statements, previously announced in July 2004. The company is cooperating fully with the SEC.
In August 2002, six purported class action lawsuits were filed in the U.S.D.C. for the Northern District of Illinois naming Baxter and its then Chief Executive Officer and then Chief Financial Officer as defendants. These lawsuits, which were consolidated, alleged that the defendants violated the federal securities laws by making misleading statements regarding the company’s financial guidance that allegedly caused Baxter common stock to trade at inflated levels. The Court of Appeals for the Seventh Circuit reversed a trial court order granting Baxter’s motion to dismiss the complaint and the U.S. Supreme Court declined to grant certiorari in March 2005.
In July 2004, a series of four purported class action lawsuits, now consolidated, were filed in the U.S.D.C. for the Northern District of Illinois, in connection with the previously disclosed restatement, naming Baxter and its current Chief Executive Officer and Chief Financial Officer and their predecessors as defendants. The lawsuits allege that the defendants violated the federal securities laws by making false and misleading statements regarding the company’s financial results, which allegedly caused Baxter common stock to trade at inflated levels during the period between April 2001 and July 2004. In May 2005, the District Court granted Baxter’s motion to dismiss this action in its entirety. One of the consolidated plaintiff’s motion for leave to file an amended complaint has been granted. In August and September 2004, three plaintiffs raised similar allegations based on breach of fiduciary duty in separate derivative actions filed against the company’s leadership and Directors and now consolidated in the Circuit Court of Cook County Illinois. The Defendants have moved to dismiss the consolidated action and the motion is currently pending before the state court. Similarly, a plaintiff filed a purported class action in October 2004, before the U.S.D.C. for the Northern District of Illinois against Baxter and its current Chief Executive Officer and Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s 401(k) plans, breached their fiduciary duties to the Plan participants by offering Baxter common stock as an investment option in each of the Plans during the period of January 2001 to October 2004. Plaintiff alleges that Baxter common stock traded at artificially inflated prices during this period and seeks unspecified damages and declaratory and equitable relief. The plaintiff seeks to represent a class of Plan participants who elected to acquire Baxter common stock through the Plans between January 2001 and the present. The defendants have moved to dismiss this action and the motion currently is pending before the District Court.

In October 2004, a solitary plaintiff filed a purported class action against Baxter in the Circuit Court of Cook County, Illinois alleging a breach of federal securities law through the company’s secondary offering of common stock in September 2003. The plaintiff alleges that the offering price of these shares was artificially inflated by virtue of the financial statements that the company filed prior to and concurrent with the offering, which the company later restated.
Other
In April 2003, A. Nattermann & Cie GmbH and Aventis Behring L.L.C. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation as the defendant. In November 2003, plaintiffs dismissed the lawsuit without prejudice. The complaint, which sought injunctive relief, alleged that Baxter’s planned manufacture and sale of ADVATE would infringe U.S. Patent No. 5,565,427. A reexamination of the patent has been proceeding in the U.S. Patent and Trademark Office since October 2003. During these proceedings certain of the original claims were amended or rejected, and new claims have been added. The Patent Office has recently issued a Notice of Intent to issue the patent, and a reexamination certificate is expected to issue in the near term.
The company is a defendant, along with others, in approximately 40 lawsuits brought in various state and U.S. federal courts, which allege that Baxter and other defendants reported artificially inflated average wholesale prices for Medicare and Medicaid eligible drugs. These cases have been brought by private parties on behalf of various purported classes of purchasers of Medicare and Medicaid eligible drugs, as well as by state attorneys general. A number of these cases were consolidated in the U.S.D.C. for the District of Massachusetts for pretrial case management under Multi District Litigation rules. Others are pending in state courts in Alabama, Arizona, Montana, Nevada, Texas, and Wisconsin. The lawsuits against Baxter include eight lawsuits brought by state attorneys general, which seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement. These investigations may result in additional cases being filed by various state attorneys general.
As further described in Note 4, on October 12, 2005 the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to effect the seizure described in Note 4. Additional third party claims may be filed in connection with the COLLEAGUE matter.
Baxter has been named a potentially responsible party (PRP) for environmental clean-up at a number of sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for clean-up of the site if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site.
7. SEGMENT INFORMATION
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
The $28 million third quarter 2005 charge associated with the exit of the hemodialysis instruments manufacturing business is reflected in the Renal segment’s pre-tax income for the three- and nine-month periods ended September 30, 2005. Refer to Note 5 for further information. The $77 million second quarter 2005 charge associated with the COLLEAGUE infusion pump design issues is reflected in the Medication Delivery segment’s pre-tax income for the nine-month period ended September 30, 2005 in the table below. Refer to Note 4 for further information.
Financial information for the company’s segments for the quarters and year-to-date periods ended September 30 is as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004

Net sales
Medication Delivery	$957	$986	$3,018	$2,918
BioScience	950	849	2,842	2,552
Renal	491	485	1,498	1,438

Total	$2,398	$2,320	$7,358	$6,908

Pre-tax income from continuing operations
Medication Delivery	$168	$191	$445	$524
BioScience	251	181	720	440
Renal	62	87	253	259
Other	(131)	(113)	(358)	(960)

Total	$350	$346	$1,060	$263

The following is a reconciliation of segment pre-tax income to income from continuing operations before income taxes per the consolidated income statements.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004

Total pre-tax income from segments	$481	$459	$1,418	$1,223
Unallocated amounts
Interest expense, net	(31)	(20)	(95)	(66)
Restructuring income (charge)	5	—	109	(543)
Certain foreign exchange fluctuations and hedging activities	(13)	(21)	(65)	(91)
Other corporate items	(92)	(72)	(307)	(260)

Income from continuing operations before income taxes	$350	$346	$1,060	$263

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF CONTINUING OPERATIONS
NET SALES

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2005	2004	change		2005	2004	change

Medication Delivery	$957	$986	(3%	)	$3,018	$2,918	3%
BioScience	950	849	12%		2,842	2,552	11%
Renal	491	485	1%		1,498	1,438	4%

Total net sales	$2,398	$2,320	3%		$7,358	$6,908	7%

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2005	2004	change		2005	2004	change

International	$1,322	$1,218	9%		$4,082	$3,693	11%
United States	1,076	1,102	(2%	)	3,276	3,215	2%

Total net sales	$2,398	$2,320	3%		$7,358	$6,908	7%

Foreign exchange benefited sales growth by 1 percentage point during the third quarter and 3 percentage points during the nine-month period ended September 30, 2005. The impact was principally due to the weaker United States Dollar relative to the Euro during the quarter, and the weakening relative to the Euro and Japanese Yen during the year-to-date period. Foreign currency fluctuations favorably impacted sales growth for all three segments.
Medication Delivery
Sales for the Medication Delivery segment declined 3% for the third quarter of 2005 and increased 3% for the nine months ended September 30, 2005 (with the percentage change in sales favorably impacted by foreign currency fluctuations by 1 percentage point in the quarter and 2 percentage points in the year-to-date period).
The following is a summary of sales by significant product line.

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2005	2004	change		2005	2004	change

IV Therapies	$301	$275	9%		$909	$845	8%
Drug Delivery	192	198	(3%	)	622	588	6%
Infusion Systems	184	248	(26%	)	659	669	(1%	)
Anesthesia	259	248	4%		772	749	3%
Other	21	17	24%		56	67	(16%	)

Total net sales	$957	$986	(3%	)	$3,018	$2,918	3%

IV Therapies
This product line principally consists of intravenous solutions and nutritional products. Because approximately two-thirds of IV Therapies’ sales are generated outside the United States, sales growth in this product line benefited from the weakened United States Dollar, especially in the year-to-date period. Excluding the impact of currency fluctuations, sales of both intravenous solutions and nutritional products increased in both the United States and international markets.
Drug Delivery
This product line primarily consists of pre-mixed drugs and contract services, principally for pharmaceutical and biotechnology customers. The sales decline in the third quarter of 2005 was primarily a result of pricing pressures from generic competition related to the expiration of the patent for Rocephin, a frozen premixed drug. In addition, sales growth for the quarter ended September 30, 2005 was unfavorably impacted by the third quarter 2004 sale to the United States Government related to its biodefense program, which totaled approximately $10 million. Sales growth for the nine-month period ended September 30, 2005 benefited from an additional sale totaling approximately $10 million during the first quarter of 2005 to the United States Government related to this program. Partially offsetting the sales decline in the third quarter of 2005 and contributing to the growth for the year-to-date period were increased contract services revenues as well as increased sales of small volume parenterals.
Infusion Systems
Sales of electronic infusion pumps and related tubing sets declined for both the third quarter and first nine months of 2005. The decline was principally due to the company’s decision in July 2005 to stop shipping new COLLEAGUE infusion pumps due to certain pump design issues. Refer to Note 4 and the discussion below for additional information, including a charge recorded during the second quarter of 2005 relating to this matter. As a result of the company’s decision to stop shipping new COLLEAGUE infusion pumps, there were no sales of the pumps in the third quarter of 2005. The company’s sales of COLLEAGUE pumps totaled approximately $65 million in the third quarter of 2004 and approximately $120 million for the second half of 2004.
Anesthesia
Sales of anesthesia products increased during the third quarter and first nine months of 2005. Sales growth in the quarter and year-to-date period benefited from the launch of a new generic vial product, Ceftriaxone, increased sales of generic products, and strong growth in international markets. Sales of one of the company’s proprietary products, SUPRANE (Desflurane, USP), an inhaled anesthetic agent, declined during the quarter in the United States, partially offset by strong growth in Europe. As discussed in prior filings, management continues to believe the sales volume and the pricing of generic propofol could be negatively impacted by the entry of additional competitors into the marketplace in 2005. Late in the second quarter of 2005, a competitor launched a generic propofol product. The company’s sales of generic propofol totaled approximately $120 million for the second half of 2004.
Other
This category primarily includes other hospital-distributed products, and sales for this product line increased slightly during the third quarter of 2005. The decline in sales during the nine months ended September 30, 2005 was primarily due to the exit of certain lower-margin distribution businesses outside the United States.

BioScience
Sales in the BioScience segment increased 12% for the third quarter of 2005 and 11% for the nine months ended September 30, 2005 (with the percentage change in sales favorably impacted by foreign currency fluctuations by 1 percentage point in the quarter and 2 percentage points in the year-to-date period).
The following is a summary of sales by significant product line.

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2005	2004	change		2005	2004	change

Recombinants	$392	$341	15%		$1,133	$953	19%
Plasma Proteins	242	254	(5%	)	767	759	1%
Antibody Therapy	123	82	50%		305	252	21%
Transfusion Therapies	134	124	8%		407	400	2%
Other	59	48	23%		230	188	22%

Total net sales	$950	$849	12%		$2,842	$2,552	11%

Recombinants
The primary driver of sales growth in the BioScience segment during the third quarter and first nine months of 2005 was increased sales volume of recombinant Factor VIII products. Factor VIII products are used in the treatment of hemophilia A, which is a bleeding disorder caused by a deficiency in blood clotting Factor VIII. Sales growth for both the three- and nine-month periods ended September 30, 2005 was primarily fueled by the continuing adoption by customers of the advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, which received regulatory approval in the United States in July 2003 and in Europe in March 2004.
Plasma Proteins
Sales of plasma-based products (excluding antibody therapies) declined in the third quarter and grew slightly in the first nine months of 2005. The primary driver of the sales decline in the third quarter of 2005 and impacting the growth in the nine-month period was the new agreement with the American Red Cross. Effective at the beginning of the third quarter of 2005, the company and the American Red Cross terminated their contract manufacturing agreement and replaced it with a plasma procurement agreement. This new arrangement is resulting in lower revenues for the Plasma Proteins product line as compared to the prior arrangement (however, this impact is being offset by increased sales in the Antibody Therapy product line, as further discussed below). Aside from the impact of the American Red Cross agreement, sales increased for FEIBA, an anti-inhibitor coagulant complex, in both the quarter and year-to-date period. Sales of TISSEEL, the company’s plasma-based sealant, also contributed to the growth rate in both the quarter and year-to-date period. In addition, sales of plasma to third parties declined in both the quarter and year-to-date period as a result of management’s decision to exit certain lower-margin contracts.
Antibody Therapy
Higher sales of IVIG (intravenous immunoglobulin), which is used in the treatment of immune deficiencies, fueled sales growth during the third quarter and first nine months of 2005, with pricing in the United States continuing to improve. The company launched a liquid formulation of IVIG in September 2005. Sales volume increased in both the three- and nine-month periods ended September 30, 2005 as a result of the new agreement with the American Red Cross (as discussed above), which was effective at the beginning of the third quarter of 2005. In addition, sales of WinRho ® SDF [Rho(D) Immune Globulin Intravenous (Human)], which is a product used to treat a critical bleeding disorder, contributed to the product line’s sales growth in both the quarter and nine-month period. The company acquired the United States marketing and distribution rights relating to this product late in the first quarter of 2005.
Transfusion Therapies
Sales growth in the transfusion therapies product line, which includes products and systems for use in the collection and preparation of blood and blood components, was favorably impacted in both the quarter and year-to-date period by continued penetration in the United States of ALYX, a system for the automated collection of red blood cells and plasma. Partially offsetting growth in sales volume in this product line was the unfavorable pricing impact of consolidation by customers in the plasma industry.
Other
Other BioScience products primarily consist of vaccines and non-plasma-based sealant products. Sales of vaccines, which fluctuate based on the timing of government tenders, increased during both the third quarter and first nine months of 2005. Growth in the third quarter of 2005 was fueled by increased sales volume of FSME Immun (for the prevention of tick-borne encephalitis), partially offset by reduced sales of NeisVac-C (for the prevention of meningitis C). Sales increased for both of these vaccines in the nine-month period ended September 30, 2005. The company’s non-plasma-based sealants, FloSeal and CoSeal, are relatively new products, and generated strong sales growth in both the three-month and nine-month periods ended September 30, 2005, as the company continues to launch these products.
Renal
Sales from continuing operations in the Renal segment increased 1% for the third quarter of 2005 and 4% for the nine months ended September 30, 2005 (with the percentage change in sales favorably impacted by foreign currency fluctuations by 2 percentage points in the quarter and 4 percentage points in the year-to-date period).
The following is a summary of sales by significant product line.

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2005	2004	change		2005	2004	change

PD Therapy	$381	$361	6%		$1,140	$1,063	7%
HD Therapy	105	123	(15%	)	345	365	(5%	)
Other	5	1	400%		13	10	30%

Total net sales	$491	$485	1%		$1,498	$1,438	4%

PD Therapy
Peritoneal dialysis, or PD Therapy, is a dialysis treatment method for end-stage renal disease. PD Therapy, which is used primarily at home, uses the peritoneal membrane, or abdominal lining, as a natural filter to remove waste from the bloodstream. In addition to the favorable impact of foreign exchange, the sales growth in both the quarter and year-to-date period was primarily driven by an increased number of patients in the majority of markets, principally in Asia, Latin America and Europe. Changes in the pricing of the segment’s PD Therapy products were not a significant factor. Increased penetration of PD

Therapy products continues to be strong in emerging markets, where many people with end-stage renal disease are currently under-treated.
HD Therapy
Hemodialysis, or HD Therapy, is another form of end-stage renal disease dialysis therapy, which is generally performed in a hospital or outpatient center. HD Therapy works by removing wastes and fluid from the blood by using a machine and a filter, also known as a dialyzer. This product line includes sales of products as well as revenues from the Renal Therapy Services (RTS) businesses outside the United States. The sales decline during the third quarter and first nine months of 2005 was principally due to the divestiture of the RTS business in Taiwan at the end of the first quarter of 2005 (the company’s revenues relating to the RTS business in Taiwan totaled approximately $20 million per quarter in 2004). The impact of the divestiture was partially offset by the favorable impact of foreign exchange, particularly in the year-to-date period. As further discussed below and in Note 5, in July 2005, the company decided to discontinue the manufacture of HD instruments. Separately, the company entered into an agreement with Gambro Renal Products (Gambro) to distribute Gambro’s HD instruments and related ancillary products. The decision and new agreement are not expected to have a significant impact on sales.
GROSS MARGIN AND EXPENSE RATIOS

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
	2005	2004	change	2005	2004	change

Gross Margin	42.1%	41.5%	0.6%	42.0%	40.5%	1.5%
Marketing and administrative expenses	20.5%	19.9%	0.6%	20.5%	21.1%	(0.6%	)

Gross Margin
The improvement in gross margin in both the third quarter and first nine months of 2005 was principally driven by increased sales of higher-margin recombinant products, largely the result of the conversion to ADVATE, improved pricing for certain products, as well as continuing benefits from the company’s restructuring initiatives. These increases were partially offset by the impact of the third quarter 2005 charge associated with the Renal segment’s exit of the hemodialysis manufacturing business (as further discussed in Note 5), and increased costs related to the company’s pension plans in both the quarter and nine-month period (as further discussed below). In addition, refer to Note 2 regarding certain charges recorded during the second quarter of 2004 which reduced the company’s gross margin in the prior year-to-date period.
Included in a separate line in the consolidated statement of income for the nine-month period ended September 30, 2005 is a $77 million charge recorded in the second quarter of 2005 relating to the Medication Delivery segment’s COLLEAGUE infusion pumps.
Marketing and Administrative Expenses
The marketing and administrative expenses ratio increased in the third quarter of 2005 and decreased in the nine-month period ended September 30, 2005. Favorably impacting the ratio in both periods were cost savings relating to the company’s restructuring initiatives and other actions designed to reduce the company’s expense base. In addition, as discussed in Note 2, certain charges were recorded during the second quarter of 2004 which increased the company’s expense ratio in the prior year-to-date period.

These reductions in expenses from 2004 to 2005 were more than offset during the quarter by increased pension plan costs and higher spending on marketing programs in the BioScience segment. In the year-to-date period, the reductions in expenses were partially offset by increased pension plan costs and higher reserves for bad debts and legal costs in 2005.
Pension Plan Expenses
Pension plan expenses increased $12 million in the third quarter of 2005 and $38 million in the nine-month period ended September 30, 2005, partially reducing the above-mentioned improvements to the company’s gross margin and expense ratios. The increased pension plan expenses were due to changes in the discount rate and expected return on assets assumptions, as well as increased amortization of unrecognized losses.
RESEARCH AND DEVELOPMENT

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
(in millions)	2005	2004	change	2005	2004	change

Research and development
(R&D) expenses	$133	$124	7%	$399	$389	3%
As a percent of sales	5.5%	5.3%		5.4%	5.6%

R&D expenses increased in both the third quarter of 2005 and the first nine months of 2005, with increased spending on certain projects, primarily in the BioScience and Medication Delivery segments, partially offset by restructuring-related cost savings. Contributing to the increased R&D expenses were payments associated with two agreements entered into during the third quarter of 2005 to develop longer-acting forms of blood clotting proteins. The objective of these BioScience segment collaborations is to reduce the frequency of injections required to treat blood clotting disorders such as hemophilia A.
RESTRUCTURING
Second quarter 2004 restructuring charge
During the second quarter of 2004, the company recorded a $543 million pre-tax restructuring charge principally associated with management’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. The charge was primarily for severance and costs associated with the closing of facilities (including the closure of additional plasma collection centers) and the exiting of contracts.
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
During the three- and nine-month periods ended September 30, 2005, $20 million and $82 million, respectively, of the reserve for cash costs was utilized. Approximately $30 million of the remaining reserve is expected to be utilized during the fourth quarter of 2005, with the remainder to be utilized in

2006 and beyond for certain long-term leases. The cash expenditures are being funded with cash generated from operations. Approximately 87% of the targeted positions have been eliminated as of September 30, 2005. See discussion below and Note 3 for additional information, including a discussion of restructuring charge adjustments recorded in the second and third quarters of 2005 based on changes in estimates and completion of planned actions.
Management’s original estimates of the benefits of the program are unchanged. Management continues to project that these initiatives will yield savings of approximately $0.20 to $0.25 per diluted share for full-year 2005 (assuming a constant diluted share count), or incremental savings of $0.15 to $0.20 as compared to full-year 2004. Savings for the third quarter and first nine months of 2005 were consistent with management’s original estimates. Once fully implemented in 2006, management anticipates total annual savings will be approximately $0.30 to $0.35 per diluted share (assuming a constant diluted share count), or incremental savings of $0.10 as compared to full-year 2005.
Second quarter 2003 restructuring charge
During the second quarter of 2003, the company recorded a $337 million pre-tax restructuring charge principally associated with management’s decision to close certain facilities and reduce headcount on a global basis. This program is substantially complete, and management does not expect incremental cost savings in 2005. The remaining reserve principally relates to severance and other cash payments to be made in the future, and these payments are being funded with cash generated from operations. See discussion below as well as Note 3 for additional information, including a discussion of restructuring charge adjustments recorded in the second quarter of 2005 based on changes in estimates and completion of planned actions.
Second and third quarter 2005 adjustments to restructuring charges
During the second quarter of 2005, the company recorded a $104 million pre-tax benefit relating to the adjustment of restructuring charges recorded in 2004 and 2003. In the third quarter of 2005, the company recorded an additional $5 million pre-tax benefit relating to restructuring reserves, as the implementation of the program progressed, actions were completed, and management refined its estimates of remaining spending. The restructuring reserve adjustments principally related to severance and other employee-related costs. The company’s targeted headcount reductions are being achieved with a higher level of attrition than originally anticipated. Accordingly, the company’s severance payments are projected to be lower than originally estimated. The remaining reserve adjustments principally related to changes in estimates regarding certain contract termination costs, certain adjustments related to asset disposal proceeds which were in excess of original estimates, and the finalization of certain employment termination arrangements. Additional adjustments may be recorded in the future as the restructuring programs are completed. Refer to Note 3 for additional information.
INFUSION PUMP CHARGE
During the second quarter of 2005 the company recorded a $77 million pre-tax charge for costs associated with correcting certain issues related to the COLLEAGUE infusion pump. The charge recorded during the second quarter represented management’s estimate of the costs to be incurred to remediate design issues. The charge principally consisted of materials, labor and freight costs. It is possible that additional charges may be required in future periods. Refer to Notes 4 and 6 for further information.

HEMODIALYSIS INSTRUMENTS CHARGE
During the third quarter of 2005, the company recorded a $28 million pre-tax charge associated with management’s decision to discontinue the manufacture of HD instruments. Separately, the company entered into an agreement with Gambro to distribute Gambro’s HD instruments and related ancillary products. The company will have exclusive distribution rights throughout most of Latin America, and a non-exclusive arrangement in the United States and the rest of the world, excluding Japan where the company does not participate in the HD market. The decision to stop manufacturing HD instruments and the execution of the agreement with Gambro is consistent with the company’s strategy to optimize and improve the financial performance of the Renal business, focusing resources on peritoneal dialysis therapies while maintaining a broad portfolio of HD products. The company will continue to distribute its existing line of HD dialyzers, and provide HD solutions and concentrates that are manufactured by Baxter. Refer to Note 5 for additional information.
NET INTEREST EXPENSE
Net interest expense increased $11 million and $29 million for the quarter and nine-month period ended September 30, 2005, respectively, principally due to higher interest rates and the execution of the net investment hedge mirror strategy, as further discussed below.
OTHER EXPENSE, NET
Other expense, net was substantially unchanged for the third quarter of 2005 and decreased for the nine-month period ended September 30, 2005. Other expense, net in both periods principally consisted of amounts relating to foreign exchange, minority interests, and equity method investments. Refer to Note 2 for additional information.
PRE-TAX INCOME
Refer to Note 7 for a summary of financial results by segment. Certain items are maintained at the company’s corporate headquarters and are not allocated to the segments. They primarily include certain foreign currency fluctuations, the majority of the foreign currency and interest rate hedging activities, net interest expense, income and expense related to certain non-strategic investments, corporate headquarters costs, certain employee benefit plan costs, certain nonrecurring gains and losses and certain special charges (such as in-process research and development, restructuring and certain asset impairments). The following is a summary of significant factors impacting the segments’ financial results.
Medication Delivery
Pre-tax income decreased 12% and 15% for the three and nine months ended September 30, 2005, respectively. The primary driver of the decline in pre-tax income for both the quarter and the year-to-date period was the company’s decision to voluntarily hold shipments of new COLLEAGUE and certain other pumps effective in July 2005. The segment’s results of operations for the nine-month period ended September 30, 2005 included the $77 million charge associated with this matter. Refer to discussion above as well as Notes 4 and 6 for additional information. Partially offsetting the impact of this matter were the continued benefits from the restructuring program, and foreign currency fluctuations.
BioScience
Pre-tax income increased 39% and 64% for the three and nine months ended September 30, 2005, respectively. The primary driver of the increase in pre-tax income was the strong sales of higher-margin recombinant products, which was fueled by the continued adoption of ADVATE. Also contributing to the increased pre-tax earnings in both periods was improved pricing in certain product lines, the close management of costs, restructuring-related benefits and foreign currency fluctuations. Partially offsetting this growth was the impact of increased R&D spending, especially during the third quarter.
Renal
Pre-tax income decreased 29% and 2% for the three and nine months ended September 30, 2005, respectively. Pre-tax income for both the three- and nine-month period ended September 30, 2005 included the $28 million third quarter 2005 charge associated with the exit of the hemodialysis instruments manufacturing business. Refer to discussion above as well as Note 5 for additional information. Partially offsetting this decline in the quarter and year-to-date period was the impact of the close management of costs, restructuring-related benefits and foreign currency fluctuations.
Other
As mentioned above, certain income and expense amounts are not allocated to the segments. These amounts are detailed in the table in Note 7 and include net interest expense, restructuring, certain foreign exchange fluctuations and hedging activities, and other corporate items.
The increase in the expense for other corporate items for both the three- and nine-month periods ended September 30, 2005 was partially due to increased pension plan expenses. As discussed above, these expenses increased due to changes in the discount rate and expected return on assets assumptions, as well as increased amortization of unrecognized losses. Legal settlement costs also increased in the year-to-date period ended September 30, 2005. Partially offsetting the pension plan and other increased expenses in both the three- and nine-month periods were certain declines in expenses, including lower corporate headquarters spending, as management implemented actions designed to reduce the company’s expense base. In addition, the total other corporate items expense for the prior nine-month period included certain of the second quarter 2004 special charges discussed in Note 2.
INCOME TAXES
The American Jobs Creation Act of 2004
In October 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. The Act creates a one-time incentive for U.S. corporations to repatriate undistributed foreign earnings by providing an 85% dividends received deduction. This allows U.S. companies to repatriate non-U.S. earnings through 2005 at a substantially reduced rate, provided that certain criteria are met.
Under a plan approved by the company’s board of directors in September 2005, the company intends to repatriate approximately $2 billion in earnings previously considered indefinitely reinvested outside the United States, the majority of which was repatriated in October 2005. In the third quarter of 2005, the company recorded the estimated income tax expense of $163 million associated with this planned repatriation. The estimated income tax expense recorded in the third quarter of 2005 may be adjusted in the future based on the final amount ultimately repatriated, tax law changes, or fluctuations in foreign currency rates. With respect to the income tax expense recorded in the third quarter of 2005, approximately $60 million is expected to result in cash outflows within the next six months. Other than the earnings to be repatriated, the company intends to continue to reinvest earnings outside the United States for the foreseeable future, and therefore has not recognized any U.S. tax expense on these earnings aside from certain amounts taxed under subpart F of the U.S. Internal Revenue Code.

Effective Tax Rate
As discussed in the notes to the consolidated financial statements, included in results of operations in both 2005 and 2004 were certain unusual or nonrecurring pre-tax charges and income items. The company’s effective tax rate was impacted by these items, which were tax-effected at varying rates, depending on the particular tax jurisdictions. The effective tax rate for the three- and nine-month periods ended September 30, 2005 was also impacted by the $163 million tax charge related to the planned repatriation of foreign earnings.
In addition, principally due to ongoing improvements to the company’s geographic product sourcing, during 2005 the company lowered its full-year 2005 projected effective income tax rate to 21.5%, excluding the discrete items mentioned above. During the second and third quarters of 2005, the company recorded year-to-date income tax adjustments totaling approximately $20 million and $5 million, respectively.
INCOME AND EARNINGS PER DILUTED SHARE FROM CONTINUING OPERATIONS
Income from continuing operations was $116 million and $259 million for the three months ended September 30, 2005 and 2004, respectively, and $664 million and $277 million for the nine months ended September 30, 2005 and 2004, respectively. Income from continuing operations per diluted share was $0.18 and $0.42 for the three months ended September 30, 2005 and 2004, respectively, and $1.06 and $0.45 for the nine months ended September 30, 2005 and 2004, respectively. The significant factors and events contributing to the growth are discussed above.
DISCONTINUED OPERATIONS
Refer to the 2004 Annual Report regarding the 2002 decision to divest the majority of the Renal segment’s services businesses. Discontinued operations had no earnings for the third quarter of 2005 and generated income of $17 million for the third quarter of 2004. No earnings were generated for the first nine months of 2005, and income of $5 million was generated for the nine-month period ended September 30, 2004. The divestiture plan is substantially complete, and is expected to be fully completed during 2005.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2004 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2004 Annual Report.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operations
Continuing operations Cash flows from continuing operations increased during the first nine months of 2005 as compared to the prior year. The increase in cash flows was primarily due to increased earnings

(before non-cash items), improved working capital management, lower payments related to restructuring programs, and the settlement of certain mirror cross-currency swaps (as further discussed below), partially offset by higher contributions to the company’s pension trust relating to the United States and Puerto Rico pension plans.
Accounts Receivable
Cash flows relating to accounts receivable increased as management continues to increase its focus on working capital efficiency. With this increased focus, the company improved its accounts receivable collections. Days sales outstanding improved from 63.9 days at September 30, 2004 to 61.0 days at September 30, 2005. In addition, proceeds from the factoring of receivables increased and cash outflows relating to the company’s securitization arrangements decreased (as detailed in Note 2) during the first nine months of 2005.
Inventories
The following is a summary of inventories at September 30, 2005 and December 31, 2004, as well as inventory turns for the nine months ended September 30, 2005 and 2004, by segment.

	Inventories		Inventory turns for the nine
	September 30,	December 31,	months ended September 30,
(in millions, except inventory turn data)	2005	2004	2005	2004

BioScience	$1,115	$1,332	1.75	1.51
Medication Delivery	625	587	3.50	3.70
Renal	208	216	4.83	4.13

Total	$1,948	$2,135	2.74	2.48

Inventories decreased $187 million from December 31, 2004 to September 30, 2005. The decline was primarily related to plasma inventories. Due to the recently executed agreement with the American Red Cross (discussed above), plasma inventories are expected to increase somewhat during the fourth quarter of 2005. Inventory turns are impacted by seasonality in certain of the company’s businesses, and are generally highest in the fourth quarter of the year, and lower earlier in the year, for these businesses.
Other
Contributing to the increase in cash flows from operations during the first nine months of 2005 was a $53 million cash inflow related to the settlement of certain mirror cross-currency swaps during the first nine months of 2005. Refer to the net investment hedges section below for further information regarding these swaps. Cash payments related to the company’s restructuring program declined from $136 million in the first nine months of 2004 to $95 million in the corresponding year-to-date period in 2005. Partially offsetting these increases were $25 million of increased contributions to the company’s pension trust relating to its United States and Puerto Rico pension plans, from $95 million in the first nine months of 2004 to $120 million in the first nine months of 2005. As discussed below, management expects to make additional pension contributions with cash repatriated in conjunction with the American Jobs Creation Act of 2004.
Discontinued operations Discontinued operations generated net cash outflows of $1 million and cash inflows of $17 million in the first nine months of 2005 and 2004, respectively. As discussed above, the company has divested the majority of the discontinued operations and plans to complete the divestiture plan in 2005.

Cash flows from investing activities
Capital Expenditures
Capital expenditures decreased $84 million for the nine-month period, from $363 million in 2004 to $279 million in 2005, partially due to the timing of expenditures. Management expects to spend approximately $500 million in capital expenditures for full-year 2005.
Acquisitions and Investments In and Advances to Affiliates
Net cash flows relating to acquisitions or investments in and advances to affiliates totaled $14 million during the first nine months of 2005 and related to the acquisition of certain assets of a distributor of peritoneal dialysis supplies, which are included in the Renal segment. There were $20 million of payments in the first nine months of 2004, primarily related to the 2003 acquisition of certain assets of Alpha Therapeutic Corporation, which are included in the BioScience segment.
Divestitures and Other
Net cash flows relating to divestitures and other totaled $49 million during the first nine months of 2005 and $31 million in the first nine months of 2004. The 2005 total principally related to the collection of a loan from Cerus Corporation, a company in which Baxter owns approximately 1% of the common stock, and the cash proceeds relating to the divestiture of the Renal segment’s RTS business in Taiwan. The 2004 total principally related to the sale of a building and the return of collateral.
Cash flows from financing activities
Debt Issuances, Net of Payments of Obligations
Net cash flows relating to debt issuances, net of payments of obligations, decreased $231 million in the first nine months of 2005, from $13 million of net cash outflows in 2004 to $244 million of net cash outflows in 2005. Included in the net total for 2005 and 2004 were $432 million and $40 million, respectively, in cash outflows associated with the settlement of certain of the company’s cross-currency swap agreements. Refer to further discussion below.
Other Financing Activities
Common stock cash dividends were substantially unchanged as compared to the prior year quarter. Cash received for stock issued under employee benefit plans increased by $27 million, from $108 million in the first nine months of 2004 to $135 million in the first nine months of 2005, primarily due to a higher level of employee stock option exercises coupled with a higher average option exercise price, partially offset by reduced cash proceeds from the employee stock purchase plans. Stock repurchases decreased from 2004 to 2005. In the first half of 2004 the company paid $18 million to repurchase stock from Shared Investment Plan (SIP) participants. Refer to the 2004 Annual Report for further information regarding the SIP and these repurchases. There were no repurchases during the first nine months of 2005.
CREDIT FACILITIES, ACCESS TO CAPITAL, AND COMMITMENTS
Refer to the 2004 Annual Report for further discussion of the company’s credit facilities, access to capital, and commitments and contingencies.

Credit facilities
The company had $1.7 billion of cash and equivalents at September 30, 2005. The company maintains three primary revolving credit facilities, which totaled approximately $2.0 billion at September 30, 2005. One of the facilities totals $640 million and matures in October 2007, another facility totals $800 million and matures in September 2009, and the third facility, which is denominated in Euros and was entered into in January 2005, totals approximately $600 million and matures in January 2008. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a minimum interest coverage ratio. At September 30, 2005, the company was in compliance with all financial covenants. The company’s net-debt-to-capital ratio, as defined below, of 25.3% at September 30, 2005 was well below the credit facilities’ net-debt-to-capital covenant. Similarly, the company’s actual interest coverage ratio of 8.4 to 1 in the third quarter of 2005 was well in excess of the minimum interest coverage ratio covenant. The net-debt-to-capital ratio, which is calculated in accordance with the company’s primary credit agreements, and is not a measure defined by GAAP, is calculated as net debt (short-term and long-term debt and lease obligations, less cash and equivalents) divided by capital (the total of net debt and stockholders’ equity). The net-debt-to-capital ratio at September 30, 2005 and the corresponding covenant in the company’s credit agreements give 70% equity credit to the company’s equity units. Refer to the 2004 Annual Report for a description of the equity units. The minimum interest coverage ratio is a four-quarter rolling calculation of the total of income from continuing operations before income taxes plus interest expense (before interest income), divided by interest expense (before interest income). Baxter also maintains certain other short-term credit arrangements.
The American Jobs Creation Act of 2004
Refer to the discussion above regarding the Act and the company’s repatriation plan. As part of the company’s plan, in October 2005 Baxter Finco B.V., an indirectly wholly owned finance subsidiary of Baxter International Inc., issued $500 million of 4.75% five-year senior unsecured notes in a private placement, generating net proceeds of $496 million. The notes, which are irrevocably, fully and unconditionally guaranteed by Baxter International Inc., are redeemable, in whole or in part, at Baxter Finco B.V.’s option, subject to a make-whole premium. The indenture includes certain covenants, including restrictions relating to the company’s creation of secured debt, transfers of principal facilities, and sale and leaseback transactions. The repatriation, which is expected to total approximately $2 billion, will consist of proceeds from the issuance of these notes, existing off-shore cash, and proceeds from an existing European credit facility (discussed above) that will be drawn upon in the fourth quarter of 2005. Total proceeds from the repatriation will be reinvested in the company’s domestic operations in accordance with the legislation. Management plans to use the proceeds to reduce the company’s debt, contribute to its pension plans, and fund capital investments. Specifically, in October 2005 management initiated the redemption of approximately $500 million of 5.25% notes that mature in 2007, and management plans to bid for and, if successful, purchase and retire a portion of the company’s 3.6% notes that mature in 2008 (which are part of the equity units) as part of the fourth quarter 2005 remarketing of these notes. Refer to the 2004 Annual Report for additional information regarding the equity units.
Access to capital
Management intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, by issuing additional debt, or by issuing common stock. As of September 30, 2005, the company has approximately $399 million of shelf registration statement capacity available for the issuance of debt, common stock or other securities, and for general corporate purposes.

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
Short-term debt and current maturities of long-term debt and lease obligations
The increase in short-term debt from December 31, 2004 to September 30, 2005 principally related to increased commercial paper ($0 at December 31, 2004 to approximately $265 million at September 30, 2005). The increase in current maturities of long-term debt and lease obligations from December 31, 2004 to September 30, 2005 principally related to the reclassification of approximately $800 million of notes due in the first quarter of 2006 from long-term to short-term.
Credit ratings
The company’s credit ratings at September 30, 2005 were as follows.

	Standard & Poor’s (S&P)	Fitch	Moody’s

Ratings
Senior debt	A-	BBB+	Baa1
Short-term debt	A2	F2	P2
Outlook	Stable	Positive	Stable

During the third quarter of 2005, each of the rating agencies changed its outlook, from Negative to Stable for S&P, from Stable to Positive for Fitch, and from Negative to Stable for Moody’s.
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
Certain specified rating agency downgrades, if they occur in the future, could require the company to post collateral for, or immediately settle certain of its arrangements. No collateral was required to be posted at September 30, 2005. In addition, in the event of certain specified downgrades (Baa3 or BBB-, depending on the rating agency), the company would no longer be able to securitize new receivables under certain of its securitization arrangements. However, any downgrade of credit ratings would not impact previously securitized receivables. Refer to the 2004 Annual Report for further information.
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
Because the United States Dollar has weakened relative to the hedged currency, the hedged net assets have increased in value over time, while the cross-currency swaps have decreased in value over time. At September 30, 2005, as presented in the following table, the company had a pre-tax net liability of $642 million relating to these cross-currency swap agreements.
The company reevaluated its net investment hedge strategy in the fourth quarter of 2004 and decided to reduce the use of these instruments as a risk-management tool.
In addition, in order to reduce financial risk and uncertainty through the maturity (or cash settlement) dates of the cross-currency swaps, the company has executed offsetting or mirror cross-currency swaps. As of the date of execution, these mirror swaps effectively fixed the net amount that the company will ultimately pay to settle the cross-currency swap agreements subject to this strategy. After execution, as the market value of the fixed portion of the original portfolio decreases, the market value of the mirror swaps increases by an approximately offsetting amount, and vice versa. The mirror swaps will be settled when the offsetting existing swaps are settled. The following is a summary, by maturity date, of the mark-to-market position of the original cross-currency swaps portfolio, as well as the mirror swap portfolio, and the total mark-to-market position as of September 30, 2005 (in millions).

Maturity date	Original swaps	Mirror swaps	Total

2007	$25	$12	$37
2008	208	90	298
2009	307	—	307

Total	$540	$102	$642

Approximately $335 million, or 52%, of the total swaps net liability of $642 million as of September 30, 2005 has been fixed by the mirror swaps.
As discussed in the 2004 Annual Report and above, for the mirrored swaps, the company no longer realizes the favorable interest rate differential between the two currencies, and this results in increased net interest expense. The amount of increased net interest expense will vary based on floating interest rates and foreign exchange rates, and the timing of the company’s settlements.
As discussed above, during the first nine months of 2005, the company settled certain cross-currency swaps agreements (and related mirror swaps, as applicable), and made net payments totaling $379 million. In accordance with Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” when the original cross-currency swaps are settled, the cash flows are reported within the financing section of the consolidated statement of cash flows. When the mirror swaps are settled, the cash flows are reported in the operating section of the consolidated statement of cash flows. Of the $379 million in net settlement payments, $432 million of cash outflows were included in the financing section and $53 million of cash inflows were included in the operating section.
The total swaps net liability decreased from $1.172 billion at December 31, 2004 to $642 million at September 30, 2005 due to the $379 million settlement payments and a $151 million favorable movement in the foreign currency rate.

Joint development and commercialization arrangements
As further discussed in Note 2, at September 30, 2005 the company has unfunded milestone payments associated with joint development and commercialization arrangements totaling less than $300 million. The majority of the payments are contingent upon the third parties’ achievement of contractually specified milestones, and only a small portion of the total is expected to be paid within the next year.
LEGAL CONTINGENCIES
Refer to Note 6 for a discussion of the company’s legal contingencies. Upon resolution of any of these uncertainties, the company may incur charges in excess of presently established reserves. While such a future charge could have a material adverse impact on the company’s net income or cash flows in the period in which it is recorded or paid, the company believes that the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on the company’s consolidated financial position.
NEW ACCOUNTING STANDARDS
In December 2004, the Financial Accounting Standards Board (FASB) revised and reissued SFAS No. 123, “Share-Based Payment” (SFAS No. 123-R), which requires companies to expense the value of employee stock options and similar awards. Due to a Securities and Exchange Commission amendment to Regulation S-X in April 2005, SFAS No. 123-R will become effective for the company on January 1, 2006, and the new rules provide for one of two transition elections, either prospective application or restatement (back to January 1, 1995). The company plans to adopt SFAS No. 123-R on January 1, 2006 and plans to use the prospective transition method. Management is in the process of analyzing the provisions of SFAS No. 123-R and assessing the impact on the company’s future consolidated financial statements. The effect of adopting the new standard on earnings in future periods is dependent upon a number of variables, including the number of stock options and other stock awards granted in the future, the terms of those awards, and their fair values.
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
FORWARD-LOOKING INFORMATION
Except for historical information and discussions included herein, statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements with respect to COLLEAGUE infusion pumps and other regulatory matters, restructuring programs progress and related reserves, sales and pricing forecasts, litigation outcomes, future costs relating to HD instruments, and developments with respect to credit and credit ratings. These statements are based on the company’s current expectations and involve numerous risks and uncertainties. Many factors may cause actual results to differ, possibly materially, from those expressed in the forward-looking statements. These factors include, but are not limited to, the following:
•	the company’s ability to realize in a timely manner the anticipated benefits of restructuring initiatives;

•	the impact of geographic and product mix on the company’s sales;

•	actions of regulatory bodies and other government authorities, including the Food and Drug Administration and foreign counterparts that could delay, limit or suspend product sales or result in seizures, injunctions and monetary sanctions, including with respect to the COLLEAGUE infusion pump;

•	product quality and patient safety concerns, leading to product recalls, withdrawals, launch delays, litigation, or declining sales;

•	product development risks;

•	demand for and market acceptance risks for new and existing products, such as ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, and other technologies;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	the ability to enforce patents;

•	patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	reimbursement policies of government agencies and private payers;

•	internal and external factors that could impact commercialization;

•	results of product testing; and

•	other factors described elsewhere in this report or in the company’s other filings with the Securities and Exchange Commission.
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
A sensitivity analysis of changes in the fair value of foreign exchange forward and option contracts outstanding at September 30, 2005, while not predictive in nature, indicated that if the United States Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $33 million with respect to those contracts would increase by $62 million.
With respect to the company’s cross-currency swap agreements (including the outstanding mirror swaps) discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, if the United States Dollar uniformly weakened by 10%, on a net-of-tax basis, the net liability balance of $405 million with respect to those contracts outstanding at September 30, 2005 would increase by $85 million. Any increase or decrease in the fair value of cross-currency swap agreements designated as hedges of the net assets of foreign operations relating to changes in spot currency exchange rates is offset by the change in the value of the hedged net assets relating to changes in spot currency exchange rates. With respect to the portion of the cross-currency swap portfolio that is no longer designated as a net investment hedge, but is fixed via the mirror swaps, as the fair value of this fixed portion of the portfolio decreases, the fair value of the mirror swaps increases by an approximately offsetting amount, and vice versa.
The sensitivity analysis model recalculates the fair value of the foreign currency forward, option and cross-currency swap contracts outstanding at September 30, 2005 by replacing the actual exchange rates at September 30, 2005 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest rate and other risks
Refer to the caption “Financial Instrument Market Risk” in the company’s 2004 Annual Report.

Item 4. Controls and Procedures
The company carried out an evaluation, under the supervision and with the participation of the company’s Disclosure Committee and the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective as of September 30, 2005.
Changes in Internal Control over Financial Reporting
There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 and 2004 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2005, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
October 31, 2005

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 5. Other Information
In addition to previous actions taken with respect to the company’s COLLEAGUE Volumetric Infusion Pump and described in Part II, Item 5 of the company’s filing on Form 10-Q for the period ended June 30, 2005, on September 21, 2005, the company announced that the FDA had classified a February 25, 2005 voluntary notice to customers regarding issues with the pump’s batteries as a Class I recall (the FDA’s highest priority level) and that there had been reports of four deaths and ten serious injuries that may have been associated with the issues identified in the notice. On October 13, 2005, the company further announced that the FDA had seized approximately 6,000 Baxter-owned COLLEAGUE pumps, as well as 850 SYNDEO PCA Syringe Pumps, which were on hold at two facilities in Northern Illinois (the company having placed a hold on shipments of new COLLEAGUE and SYNDEO pumps earlier in the year). The latter action did not affect customer-owned pumps, of which there are approximately 250,000 COLLEAGUE pumps and 5,000 SYNDEO pumps in use worldwide. See Part I, Item I, Notes 4 and 6 for additional discussion of this issue, which discussion is incorporated herein by reference.
The company is working to correct pump issues and with the FDA concerning these issues. Nevertheless, as more fully described in the company’s filing on Form 10-K, Part I, Item 1, “Government Regulation,” the operations of the company and many of its products are subject to extensive regulation and review. Thus, the company is subject to administrative and legal actions by the FDA and other agencies. Such actions may include product recalls, additional product seizures, injunctions to halt manufacture and distribution, and other civil sanctions, including monetary sanctions, as well as in certain circumstances criminal sanctions. From time to time, the company has instituted voluntary compliance actions, such as removing products from the market and efforts to improve the effectiveness of quality systems. The company continues to work with the FDA with respect to its observations and investigation of these issues and remains committed to enhancing quality systems and processes across the company.
Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.

(Registrant)

Date: November 3, 2005	By:	/s/ John J. Greisch

John J. Greisch
Corporate Vice President and Chief Financial Officer
(duly authorized officer and chief financial officer)

EXHIBITS FILED WITH OR FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION

Number	Description of Exhibit
15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350