Form 10-K
period 2005-12-31
BAXTER INTERNATIONAL INC
filed 2006-03-07
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4448
Baxter International Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-0781620
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Baxter Parkway, Deerfield, Illinois	60015
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code  847.948.2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $1.00 par value	New York Stock Exchange Chicago Stock Exchange Pacific Exchange
Preferred Stock Purchase Rights (currently traded with common stock)	New York Stock Exchange Chicago Stock Exchange Pacific Exchange
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
     The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $37.10 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $24.0 billion. There is no non-voting common equity held by non-affiliates of the registrant.
     The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2006 was 648,483,996.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Annual Report to Shareholders for fiscal year ended December 31, 2005 are incorporated by reference into Parts I, II and IV of this report. Portions of the registrant’s definitive 2006 proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 9, 2006 are incorporated by reference into Part III of this report.

PART I

Item 1.	Business.
Company Overview
      Baxter assists healthcare professionals and their patients with the treatment of complex medical conditions, including hemophilia, immune disorders, infectious diseases, cancer, kidney disease, trauma and other conditions. The company applies its expertise in medical devices, pharmaceuticals and biotechnology to make a meaningful difference in patients’ lives. Baxter’s products are used by hospitals, clinical and medical research laboratories, blood and plasma collection centers, kidney dialysis centers, rehabilitation centers, nursing homes, doctors’ offices and by patients at home under physician supervision. Baxter manufactures products in 28 countries and sells them in over 100 countries.
      Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, except as otherwise indicated in information incorporated by reference, “Baxter International” means Baxter International Inc. and “Baxter” or the “company” means Baxter International and its subsidiaries.
Business Segments
      The Medication Delivery, BioScience and Renal segments comprise Baxter’s continuing operations. Unless otherwise indicated, each of the factors discussed in Part I do not materially differ in their impact across each of the three segments.
      Medication Delivery. The Medication Delivery business is a manufacturer of intravenous (IV) solutions and administration sets, premixed drugs and drug reconstitution systems, pre-filled vials and syringes for injectable drugs, electronic infusion pumps, and other products used to deliver fluids and drugs to patients. The business also provides IV nutrition solutions, containers and compounding systems and services, general anesthetic agents and critical care drugs, contract manufacturing services, and drug packaging and formulation technologies.
      BioScience. The BioScience business manufactures plasma-based and recombinant proteins used to treat hemophilia, and other biopharmaceutical products, including plasma-based therapies to treat immune disorders, alpha 1 antitrypsin deficiency and other chronic blood-related conditions, biosurgery products for hemostasis, wound-sealing, and tissue regeneration, and vaccines. The business also manufactures manual and automated blood and blood-component separation and collection systems.
      Renal. The Renal business manufactures products for peritoneal dialysis (PD), a home therapy for people with end-stage renal disease, or irreversible kidney failure. These products include a range of PD solutions and related supplies to help patients safely perform solution exchanges, as well as automated PD cyclers that perform solution exchanges for patients overnight while they sleep. The business also distributes products (hemodialysis instruments and disposables, including dialyzers) for hemodialysis, a form of dialysis generally conducted several times a week in a hospital or clinic.
      Financial information about Baxter’s segments and principal product lines is incorporated by reference from the section entitled “Notes to Consolidated Financial Statements — Note 10 Segment Information” on pages 81-83 of Baxter’s Annual Report to Shareholders for fiscal year 2005, which is filed as Exhibit 13 to this Report on Form 10-K.
Sales and Distribution
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
Contractual Arrangements
      A substantial portion of the company’s products are sold through contracts with customers, both within and outside the United States. Many of these contracts have terms of more than one year and place limits on price increases. In the case of hospitals, clinical laboratories and other facilities, these contracts may specify minimum quantities of a particular product or categories of products to be purchased by the customer. In keeping with the increased emphasis on cost-effectiveness in healthcare delivery, some hospitals and other customers of medical products have joined group purchasing organizations (GPOs), or combined to form integrated delivery networks (IDNs), to enhance purchasing power. GPOs and IDNs negotiate pricing arrangements with manufacturers and distributors, and the negotiated prices are made available to members. The medical products industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger and more complex. The enhanced purchasing power of these customers increases the pressure on product pricing.
      Baxter has purchasing agreements with several of the major GPOs in the United States. Some of these GPOs have agreements with more than one supplier for certain products. Accordingly, in these cases, Baxter faces competition from other suppliers even where a customer is a member of a GPO under contract with Baxter. As a result, Baxter often enters into a separate contract directly with a customer even if the customer is a GPO member. Baxter’s sales could be adversely affected if any of its contracts with its GPOs or IDNs are terminated in part or in their entirety, or members decide to purchase from another supplier.
Raw Materials
      Raw materials essential to Baxter’s business are purchased worldwide in the ordinary course of business from numerous suppliers. Although most of these materials are generally available, certain raw materials used in producing some of the company’s products are available only from one or a limited number of suppliers, and Baxter has at times experienced occasional shortages of supply. In an effort to manage risk associated with raw materials supply, Baxter works closely with its suppliers to help ensure availability and continuity of supply while maintaining high quality and reliability. The company also seeks to develop new sources of supply where beneficial to its overall raw materials procurement strategy.
      In some situations, the company has long-term supply contracts with its suppliers to help maintain continuity of supply and manage the risk of price increases. Baxter is not always able to recover cost increases for raw materials through customer pricing due to contractual limits and market pressure on such price increases.
      Some of the raw materials employed in Baxter’s production processes are derived from human and animal origins. Though every care is taken in assuring the safety of these raw materials, the nature of their origin elevates the potential for the introduction of pathogenic agents. Baxter believes the production processes that employ these materials adequately eliminate or inactivate infectious or toxic elements that may be present in these raw materials.

      As is common in new technologies including biotechnology, the precision and accuracy of raw material specifications is less mature than in other industries. This can have a potential impact on the ability to produce product at the quality standards Baxter adheres to and within Baxter’s cost expectations.
Competition
      Although no single company competes with Baxter in all of its businesses, Baxter faces substantial competition in each of its segments from international and domestic healthcare and pharmaceutical companies of all sizes. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation. There has been consolidation in the company’s customer base, and by its competitors, which has resulted in pricing and market share pressures.
      Global efforts toward healthcare cost containment continue to exert pressure on product pricing. Governments around the world utilize various mechanisms to control healthcare expenditures, such as price controls, product formularies (lists of recommended or approved products), and competitive tenders which require the submission of a bid to sell products. Sales of Baxter’s products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payers. Many state governments have adopted or proposed initiatives relating to Medicaid and other health programs that may limit reimbursement or increase rebates that Baxter and other providers are required to pay to the state. In addition to government regulation, managed care organizations (MCOs) in the United States, which include medical insurance companies, medical plan administrators, health-maintenance organizations, hospital and physician alliances and pharmacy benefit managers, continue to put pressure on the price and usage of healthcare products. MCOs seek to contain healthcare expenditures, and their purchasing strength has been increasing due to their consolidation into fewer, larger organizations and a growing number of enrolled patients. Baxter faces similar issues outside of the United States. In Europe and some other markets, for example, the government provides healthcare at low cost to patients, and controls its expenditures by regulating prices or limiting reimbursement or patient access to certain products.
      Baxter faces substantial competition in each of its segments. In the BioScience business, Baxter faces intense competition in the recombinant marketplace, primarily from Bayer AG and Wyeth as manufacturers of recombinant Factor VIII. The Medication Delivery business expects increased pricing pressure from generic competition for injectable drugs, and from GPOs in the United States. The company believes that additional competitors will continue to enter the market selling a generic form of Rocephin, an antibiotic, and propofol, an anesthetic agent, resulting in reductions in Baxter sales. In the Renal business, global and regional competitors continue to expand their manufacturing capacity for PD products and their PD sales and marketing channels.
      Baxter’s Medication Delivery, BioScience and Renal businesses enjoy leading positions based on a number of competitive advantages. The Medication Delivery business benefits from the breadth and depth of its product offering, as well as strong relationships with customers, including hospitals and acute care facilities, customer purchasing groups and pharmaceutical companies. The BioScience business benefits from a number of competitive advantages, such as continued innovation of products and services, consistency of its supply of products, and strong customer relationships. Baxter’s Renal business benefits from its position as one of the world’s leading manufacturer of PD products, as well as its strong relationships with customers and patients, including the many patients who self-administer the home-based therapy supplied by Baxter. Baxter also benefits from cost advantages as a result of shared manufacturing facilities and the technological advantages of its products.
Intellectual Property
      Patents and other proprietary rights are essential to Baxter’s business. Baxter also relies on trademarks, copyrights, trade secrets, know-how and confidentiality agreements to develop, maintain and strengthen its competitive position. Baxter owns a number of patents and trademarks throughout the world and has entered into license arrangements relating to various third-party patents and technologies. Products manufactured by Baxter are sold primarily under its own trademarks and trade names. Some products distributed by the company are sold under the company’s trade names while others are sold under trade names owned by its suppliers. Trade secret protection of unpatented confidential and proprietary information is also important to Baxter. The company maintains certain details about its processes, products, and technology as trade secrets and generally requires employees, consultants, parties to collaboration agreements and other business partners to enter into confidentiality agreements.
      Baxter’s policy is to protect its products and technology through patents and trademarks on a worldwide basis. This protection is sought in a manner that balances the cost of such protection against obtaining the greatest value for the company. Baxter also recognizes the need to promote the enforcement of its patents and trademarks. Baxter will continue to take commercially reasonable steps to enforce its patents and trademarks around the world against potential infringers.
      Baxter cannot assure that pending patent applications will result in issued patents, that patents issued or licensed will not be challenged or circumvented by competitors, that Baxter patents will not be found to be invalid or that the intellectual property rights of others will not prevent the company from selling certain products or including key features in the company’s products.
      Baxter operates in an industry susceptible to significant patent litigation. At any given time, the company generally is involved as both a plaintiff and defendant in a number of patent infringement and other intellectual-property related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products.
Research and Development
      Baxter’s investment in research and development is essential to its future growth. Accordingly, Baxter is actively engaged in research and development programs to develop innovative products, systems and manufacturing methods. Expenditures for Baxter’s research and development activities relating to continuing operations were $533 million in 2005, $517 million in 2004 and $553 million in 2003. These activities are performed at research and development centers located around the world and include facilities in Austria, Belgium, France, Japan and the United States.
      Principal areas of strategic focus for research and development include recombinant therapeutics, plasma-based therapeutics, biosurgery products, small molecule drugs, enhanced packaging systems for medication delivery, kidney dialysis, drug formulation technologies and sterilization technologies. The company’s research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product lines. For example, research relating to the performance and purity of medical plastic materials has resulted in advances that are applicable to a large number of the company’s products. Baxter supplements its own research and development efforts by acquiring various technologies and entering into development agreements with third parties. For example, in 2005 we acquired the exclusive worldwide rights from Kuros Biosurgery AG, a Swiss biotech company, to develop and commercialize a portfolio of hard and soft tissue-repair products.
      Baxter’s competitors will continue to introduce competitive products. The company’s research and development efforts are essential to remaining competitive in all three of its business segments. The development and acquisition of innovative products and technologies that improve efficacy, safety, patients’ ease of use and cost-effectiveness are important to Baxter’s success. The success of new product offerings will depend on many factors, including the company’s ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economical and timely manner, and differentiate its products from those of its competitors.
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
      In order to address matters of product quality that arise from time to time, Baxter has developed and is implementing a global quality system improvement strategy to review and redesign its quality systems. This program is designed to enhance the effectiveness of corrective and preventive actions taken in response to quality issues that may arise with respect to the company’s products and facilities. As a part of this program, the company has initiated a number of organizational changes within the quality, regulatory affairs and medical surveillance functions. The company also is increasing its investments in human and other resources, and has product improvement plans in place, in order to improve the overall quality of the company’s device portfolio. With this renewed focus, management is providing more frequent and informative communications to customers regarding the company’s products, with the goal of enhancing overall customer satisfaction.
      From time to time, the company may determine that products manufactured or marketed by the company do not meet company specifications, published standards, such as those issued by the International Standards Organization, or regulatory requirements. When a quality issue is identified, Baxter will investigate and take appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling, and/or other actions. Please refer to our discussion of the COLLEAGUE infusion pump under the caption entitled “COLLEAGUE Matter” in “Management’s Discussion and Analysis” on pages 42-43 of Baxter’s Annual Report to Shareholders for fiscal year 2005.
Government Regulation
      The operations of Baxter and many of the products manufactured or sold by the company are subject to extensive regulation by numerous governmental agencies, both within and outside the United States. In the United States, the federal agencies that regulate the company’s facilities, operations, employees, products (their manufacture, sale, import and export) and services include: the United States Food and Drug Administration (FDA), the Drug Enforcement Agency, the Environmental Protection Agency, the Occupational Health & Safety Administration, the Department of Agriculture, the Department of Labor, the Department of Defense, Customs and Border Protection, the Department of Commerce, the Department of Treasury and others. Because Baxter supplies products and services to healthcare providers that are reimbursed by federally funded programs such as Medicare, its activities are also subject to regulation by the Center for Medicare/ Medicaid Services and enforcement by the Office of the Inspector General within the Department of Health and Human Services. State agencies also regulate the facilities, operations, employees, products and services of the company within their respective states. Government agencies outside the United States also regulate public health, product registration, manufacturing, environmental conditions, labor, exports, imports and other aspects of the company’s global operations.
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
      The company is subject to possible administrative and legal actions by the FDA and other regulatory agencies. Such actions may include product recalls, product seizures, injunctions to halt manufacture and distribution, and other civil and criminal sanctions. From time to time, the company has instituted compliance actions, such as removing products from the market that were found not to meet applicable requirements and improving the effectiveness of quality systems. Please refer to our discussion of the COLLEAGUE infusion pump under the caption entitled “COLLEAGUE Matter” in “Management’s Discussion and Analysis” on pages 42-43 of Baxter’s Annual Report to Shareholders for fiscal year 2005.
      Environmental policies of the company require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection. Baxter made various non-material capital expenditures for environmental protection during 2005 and similar expenditures are planned for 2006.
International Markets
      Baxter generates more than 50% of its revenues outside the United States. While healthcare cost containment continues to be a focus around the world, demand for healthcare products and services continues to be strong worldwide, particularly in developing markets. The company’s strategies emphasize global expansion and technological innovation to advance medical care worldwide. International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action, violations of U.S. or local laws as well as volatile economic, social and political conditions in certain countries.
      Financial information about foreign and domestic operations is incorporated by reference from the section entitled “Notes to Consolidated Financial Statements — Note 10 Segment Information” on pages 81-83 of Baxter’s Annual Report to Shareholders for fiscal year 2005.
Restructuring Programs
      Information regarding Baxter’s restructuring programs is incorporated by reference from the section entitled “Notes to Consolidated Financial Statements  — Note 3 Restructuring and Other Special Charges” on pages 61-64 of Baxter’s Annual Report to Shareholders for fiscal year 2005.
Employees
      As of December 31, 2005, Baxter employed approximately 47,000 people.
Available Information
      Baxter makes available free of charge on its website at www.baxter.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission (SEC). The public may read and copy materials that Baxter files with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.
      In addition, Baxter’s Corporate Governance Guidelines, Global Business Practice Standards, and the written charters for the committees of Baxter’s Board of Directors are available on Baxter’s website at www.baxter.com under “Corporate Governance” and in print upon request by writing to: Corporate Secretary, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
      This report includes forward-looking statements, including accounting estimates, expectations with respect to restructuring activities, statements with respect to infusion pumps and other regulatory matters, sales and pricing forecasts, litigation outcomes, future costs relating to hemodialysis instruments, developments with respect to credit and credit ratings, including the adequacy of credit facilities, estimates of liabilities, statements regarding future capital expenditures, the expected net-to-debt capital ratio, the sufficiency of the company’s financial flexibility, future pension plan funding and the expected impact of the implementation of SFAS No. 123-R, and all other statements that do not relate to historical facts.
      These forward-looking statements are based on assumptions about many important factors, including assumptions concerning: future actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts, that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions and monetary sanctions, including with respect to the company’s infusion pumps; product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, litigation, or declining sales; product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle; demand for and market acceptance risks for new and existing products, such as ADVATE, and other technologies; the impact of geographic and product mix on the company’s sales; the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies; inventory reductions or fluctuations in buying patterns by wholesalers or distributors; the availability of acceptable raw materials and component supply; global regulatory, trade and tax policies; the ability to enforce patents; patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology; reimbursement policies of government agencies and private payers; the company’s ability to realize in a timely manner the anticipated benefits of restructuring initiatives; foreign currency fluctuations; change in credit agency ratings; and other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described below under the caption “Item 1A. Risk Factors”, all of which are available are on the company’s website. In addition to these risks, upon the resolution of certain legal matters, Baxter may incur charges in excess of presently established reserves as discussed in “Notes to Consolidated Financial Statements — Note 9 Legal Proceedings” on pages 77-80 of Baxter’s Annual Report to Shareholders for fiscal year 2005. Any such charge could have a material adverse effect on Baxter’s results of operations or cash flows in the period in which it is recorded.
      Actual results may differ materially from those projected in the forward-looking statements. Baxter does not undertake to update its forward-looking statements.
Item 1A.     Risk Factors.
      In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors. If any of the events described below occurs, our business, financial condition and results of operations and future growth prospects could suffer.

If we are unable to successfully introduce new products or fail to keep pace with advances in technology, our business, financial condition and results of operations could be adversely affected.
      The successful and timely implementation of our business model depends on our ability to adapt to changing technologies and introduce new products. The success of new product offerings will depend on many factors, including our ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, maintain advantageous positions with respect to intellectual property, and differentiate our products from those of our competitors. A failure by us to introduce planned products or other new products or to introduce these products on schedule could have an adverse effect on our business, financial condition and results of operations.

      The development and acquisition of innovative products and technologies that improve efficacy, safety, patients’ ease of use and cost-effectiveness are important to Baxter’s success. If we cannot adapt to changing technologies, our products may become obsolete, and our business could suffer. Because the healthcare industry is characterized by rapid technological change, we may be unable to anticipate changes in our current and potential customers’ requirements. Our success will depend, in part, on our ability to continue to enhance our existing products, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license or acquire leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks.

We are subject to a number of existing laws and regulations, non-compliance with certain of which could adversely affect our business, financial condition and results of operations, and we are susceptible to a changing regulatory environment.
      As a participant in the healthcare industry, our operations and products, and those of our customers, are regulated by numerous governmental agencies, both within and outside the United States. The impact of this on us is direct, to the extent we are ourselves subject to these laws and regulations, and is also indirect in that in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations.
      The manufacture, distribution and marketing of our products are subject to extensive ongoing regulation by the FDA. Any new product must undergo lengthy and rigorous clinical testing and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. We may elect to delay or cancel our anticipated regulatory submissions for new indications for our current or proposed new products for a number of reasons. Failure to comply with the requirements of the FDA could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of the government to grant approvals, restrictions on operations or withdrawal of existing approvals.
      We are currently addressing issues with our infusion pumps that are discussed further under the caption entitled “COLLEAGUE Matter” in “Management’s Discussion and Analysis” on pages 42-43 of Baxter’s Annual Report to Shareholders for fiscal year 2005. Although we are working to resolve these pump issues with the FDA and in related litigation, we nevertheless are subject to administrative and legal actions. These actions include product recalls, additional product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. Any of these actions could have an adverse effect on our business and subject us to additional regulatory actions including costly litigation. There can be no assurance that we will resolve these pump issues without incurring additional charges or facing sanctions. In addition, our sales of other products may be adversely affected if we experience a loss of customer confidence as a result of these pump issues.
      In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. The healthcare industry is likely to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on our business, financial condition and results of operations. We cannot predict the effect of possible future legislation and regulation.

If reimbursement for our current or future products is reduced or modified, our business would suffer.
      Sales of our products depends, in part, on the extent to which the costs of our products are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. These healthcare management organizations and third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been targeted in this effort. We also face challenges in certain foreign markets where the pricing and profitability of our products generally are subject to government controls. Accordingly, our current and potential products may not be considered cost effective, and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. Legislation and regulations affecting reimbursement for our products may change at any time, including in ways that are adverse to us. Any reduction in Medicare, Medicaid or other third-party payor reimbursements could have a negative effect on our operating results.

Failure to provide quality products and services to our customers could have an adverse effect on our business and subject us to regulatory actions and costly litigation.
      Our future operating results will depend on our ability to implement and improve our quality management program, and effectively train and manage our employee base with respect to quality management. We place significant emphasis on providing quality products and services to our customers. Quality management plays an essential role in determining and meeting customer requirements, preventing defects and improving the company’s products and services. While Baxter has a network of quality systems throughout our business units and facilities, which relate to the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our products, quality and safety issues may occur with respect to any of our products. A quality or safety issue could have an adverse effect on our business, financial condition and results of operations and may result in any of the actions described above on page 5. In addition, we may be named as a defendant in product liability lawsuits, which could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time, attention and resources. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.
      There has been consolidation in our customer base, and by our competitors, which has resulted in pricing and sales pressures. As these consolidations occur, competition to provide products like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. Customers will continue to work and organize to negotiate price reductions for our products and services. To the extent we are forced to reduce our prices, our business will become less profitable unless we were able to achieve corresponding reductions in our expenses.

If we are unable to protect our patents and other proprietary rights or infringe upon the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.
      Patent and other proprietary rights are essential to our business. Our success depends to a significant degree on our ability to obtain and enforce patents and licenses to patent rights, both in the U.S. and in other countries. The patent position of a healthcare company is often uncertain and involves complex legal and factual questions. Significant litigation concerning patents and products is pervasive in our industry. Patent claims include challenges to the coverage and validity of our patents on products or processes as well as allegations that our products infringe patents held by competitors or other third parties. A loss in any of these types of cases could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.
      We also rely on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen our competitive positions. While we protect our proprietary rights to the extent possible, we cannot guarantee that third parties will not know, discover or develop independently equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets. Misappropriation of our intellectual property would have an adverse effect on our competitive position and may cause us to incur substantial litigation costs.

We have many competitors, several of which have significantly greater financial and other resources.
      Although no single company competes with Baxter in all of its businesses, Baxter faces substantial competition in each of its segments, from international and domestic healthcare and pharmaceutical companies of all sizes. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation. Some competitors, principally large pharmaceutical companies, have greater financial, research and development and marketing resources than Baxter. Competition may increase further as additional companies begin to enter our markets or modify their existing products to compete directly with ours. Greater financial, research and development and marketing resources may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements that may render our products obsolete or non-competitive.

If our competitors develop more effective or affordable products, or achieve earlier patent protection or product commercialization than we do, our operations will likely be negatively affected.
      We also face competition for marketing, distribution and collaborative development agreements, for establishing relationships with academic and research institutions, and for licenses to intellectual property. In addition, academic institutions, government agencies and other public and private research organizations also may conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs.

We are subject to risks associated with doing business internationally.
      Our foreign operations are subject to risks which are inherent in conducting business overseas and under foreign laws, regulations and customs. These risks include possible nationalization, expropriation, importation limitations, violations of U.S. or local laws, pricing restrictions, and other restrictive governmental actions or economic destabilization, instability, disruption or destruction in a significant geographic region — due to the location of manufacturing facilities, distribution facilities or customers — regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. Also, fluctuations in foreign currency exchange rates can impact our consolidated financial results.
Item 1B.     Unresolved Staff Comments.
      None.

Item 2.	Properties.
      Baxter’s corporate offices are located at One Baxter Parkway, Deerfield, Illinois 60015.
      Baxter owns or has long-term leases on substantially all of its major manufacturing facilities. With respect to its continuing operations, the company maintains 28 manufacturing facilities in the United States and its territories, including six in Puerto Rico. The company also manufactures in Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, France, Germany, India, Ireland, Italy, Japan, Malta, Mexico, New Zealand, the Philippines, Poland, Singapore, Spain, Switzerland, Tunisia, Turkey and the United Kingdom. While the majority of these facilities are shared by more than one of the company’s business segments, nine domestic facilities and 17 international facilities exclusively manufacture for the Medication Delivery operations; 12 domestic and 16 international facilities exclusively manufacture for BioScience operations; and the Renal business is the exclusive operator of one domestic and four international facilities. The company also owns or operates shared distribution facilities throughout the world, including 12 in the United States and Puerto Rico and 119 located in 34 foreign countries.

      The company continually evaluates its plants and production lines and believes that its current facilities plus any planned expansions are generally sufficient to meet its expected needs and expected near-term growth. Expansion projects and facility closings will be undertaken as necessary in response to market needs.

Item 3.	Legal Proceedings.
      Incorporated by reference to “Notes to Consolidated Financial Statements — Note 9 Legal Proceedings” on pages 77-80 of Baxter’s Annual Report to Shareholders for fiscal year 2005.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
Executive Officers of the Registrant
      The executive officers of Baxter International and its two principal operating subsidiaries, Baxter Healthcare Corporation and Baxter World Trade Corporation, are as follows.
      Robert L. Parkinson, Jr., age 55, is Chairman of the Board, Chief Executive Officer and President of Baxter International, having served in that capacity since April 2004. Prior to joining Baxter, Mr. Parkinson was Dean of Loyola University Chicago’s School of Business Administration and Graduate School of Business from 2002 to 2004. He retired from Abbott Laboratories in 2001 following a 25-year career, having served in a variety of domestic and international management and leadership positions, including as President and Chief Operating Officer.
      Joy A. Amundson, age 51, is Corporate Vice President — President, BioScience of Baxter Healthcare Corporation and Baxter World Trade Corporation, having served in that capacity since August 2004. Prior to joining Baxter in August 2004, Ms. Amundson was a principal of Amundson Partners, Inc., a healthcare-consulting firm, from 2001. From 1995 to 2001, she served as a Senior Vice President of Abbott Laboratories.
      Peter J. Arduini, age 41, is Corporate Vice President — President, Medication Delivery of Baxter Healthcare Corporation and Baxter World Trade Corporation. Prior to joining Baxter in March 2005, Mr. Arduini spent 15 years at General Electric Healthcare in a variety of management roles for domestic and global businesses, the most recent of which was global general manager of General Electric Healthcare’s cat scan (CT) and functional imaging business.
      James M. Gatling, age 56, is Corporate Vice President — Global Manufacturing Operations of Baxter Healthcare Corporation and of Baxter World Trade Corporation, having served in that capacity since August 2004. Previously, from December 1996 to August 2004, he served as a Corporate Vice President, Global Manufacturing Operations, of Baxter Healthcare Corporation. Mr. Gatling is also responsible for environment, health and safety matters.
      John J. Greisch, age 50, is Corporate Vice President and Chief Financial Officer of Baxter International, having served in that capacity since June 2004. From January to June 2004, he was a Corporate Vice President of Baxter World Trade Corporation and Baxter Healthcare Corporation and President — BioScience. Prior to that, Mr. Greisch served as Vice President of Finance and Strategy for the BioScience division from May 2003 to January 2004 and as Vice President of Finance for the Renal division from March 2002 until April 2003. Prior to joining Baxter, he was President and Chief Executive Officer of FleetPride Corporation, a distribution company, from 1998 until 2001.
      Susan R. Lichtenstein, age 49, is Corporate Vice President, General Counsel and Corporate Secretary of Baxter International. Prior to joining Baxter in March 2005, Ms. Lichtenstein was a partner with McDermott Will & Emery. She joined the law firm after having served as general counsel to Illinois Governor Rod Blagojevich from 2003 to 2004. Ms. Lichtenstein served as senior vice president, general counsel and corporate secretary for Tellabs, Inc. from 2000 to 2002. From 1994 to 2000, Ms. Lichtenstein held several positions with Ameritech Corporation, including senior vice president, general counsel and corporate secretary from 1999 to 2000.
      Bruce McGillivray, age 50, is Corporate Vice President — President, Renal of Baxter Healthcare Corporation and of Baxter World Trade Corporation, having served in that capacity since August 2004. From 2002 until August 2004, Mr. McGillivray was President of Renal-Europe and from 1997 to 2002, he was President of Baxter Corporation in Canada, a subsidiary of Baxter World Trade Corporation.
      Norbert G. Riedel, age 48, is Corporate Vice President and Chief Scientific Officer of Baxter International, having served in that capacity since May 2001. From 1998 to 2001, he served as President of the recombinant business unit of the BioScience division of Baxter Healthcare Corporation. Prior to joining Baxter, Dr. Riedel was head of worldwide biotechnology and worldwide core research functions at Hoechst Marion Roussel, now Sanofi-Aventis.
      James E. Utts, age 52, is Corporate Vice President — President, Europe of Baxter World Trade Corporation, having served in that capacity since August 2004. He has served in various capacities in the oncology unit from 2001 to 2004, the most recent of which was President of that unit. Prior to that from 2000 to 2002, he served in Renal as a business unit President. He also served as President of Medication Delivery in Europe from 1998 to 2000.
      All executive officers of Baxter International, Baxter Healthcare Corporation and Baxter World Trade Corporation hold office until the next annual election of officers and until their respective successors are elected and qualified.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Incorporated by reference from the sections entitled “Notes to Consolidated Financial Statements — Note 6 Common and Preferred Stock” and “Notes to Consolidated Financial Statements — Note 11 Quarterly Financial Results and Market for the Company’s Stock (Unaudited)” on pages 70-72 and 83-84, respectively, of Baxter’s Annual Report to Shareholders for fiscal year 2005.

Item 6.	Selected Financial Data.
      Incorporated by reference from the section entitled “Five-Year Summary of Selected Financial Data” on page 88 of Baxter’s Annual Report to Shareholders for fiscal year 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Incorporated by reference from the section entitled “Management’s Discussion and Analysis” on pages 17-45 of Baxter’s Annual Report to Shareholders for fiscal year 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      Incorporated by reference from the section entitled “Financial Instrument Market Risk” on pages 41-42 of Baxter’s Annual Report to Shareholders for fiscal year 2005.

Item 8.	Financial Statements and Supplementary Data.
      Incorporated by reference from the sections entitled “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders’ Equity and Comprehensive Income” and “Notes to Consolidated Financial Statements” on pages 47-84 of Baxter’s Annual Report to Shareholders for fiscal year 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
      Baxter carried out an evaluation, under the supervision and with the participation of the its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.
      Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2005.
     Assessment of Internal Control Over Financial Reporting
      Baxter included a report of management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 in its Annual Report to Shareholders for fiscal year 2005. Baxter’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, also audited, and reported on, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included on pages 46 and 47-48, respectively, of Baxter’s Annual Report to Shareholders for fiscal year 2005 and incorporated herein by reference.
     Changes in Internal Control over Financial Reporting
      There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.
Item 9B.     Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Refer to information under the captions entitled “Election of Directors”, “Committees of the Board — Audit Committee” and “Corporate Governance — Global Business Practice Standards and Corporate Responsibility Office” on pages 3, 6 and 10, respectively, of Baxter’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 9, 2006 (the “Proxy Statement”), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.
      Refer to information under the captions entitled “Compensation of Directors” and “Executive Compensation” on pages 7 and 15, respectively, of the Proxy Statement, all of which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
      The following table provides information relating to shares of Common Stock that may be issued under Baxter’s existing equity compensation plans as of December 31, 2005. Share numbers and per share amounts have been adjusted to reflect the stock dividend paid pursuant to the spin-off of Edwards Lifesciences Corporation in March 2000 and the two-for-one split of Baxter’s Common Stock in May 2001.

	Number of Shares to				Number of Shares Remaining
	be Issued upon		Weighted-Average		Available for Future Issuance
	Exercise of		Exercise Price of		Under Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Shares
	Warrants and Rights		Warrants and Rights		Reflected in Column a)
Plan Category	(a)		(b)		(c)

Equity Compensation Plans Approved by Shareholders(1)	55,048,031	(2)	$37.80	(3)	26,597,070	(4)
Equity Compensation Plans Not Approved by Shareholders(5)	11,687,025	(2)(6)	$35.08		2,212,032	(7)

Total	66,735,056		$37.32		28,809,102

(1)	Consists of the 1987, 1994, 1998, 2000, 2001 and 2003 Incentive Compensation Programs (collectively, the “Programs”) and the Employee Stock Purchase Plan for United States Employees and the Employee Stock Purchase Plan for International Employees (collectively, the “Employee Stock Purchase Plans”). No additional awards may be granted under the 1987 and 1994 Incentive Compensation Programs.

(2)	Excludes purchase rights under the Employee Stock Purchase Plans. Under the Employee Stock Purchase Plans, eligible employees may purchase shares of Common Stock through payroll deductions of up to 12 percent of base pay. For subscriptions that began on or after April 1, 2005, the employee purchase price is 95 percent of the closing market price on the purchase date, as defined by the Employee Stock Purchase Plans. Prior to April 1, 2005, participating employees purchased shares on the last trading day of each month at a per share price equal to the lower of (i) 85 percent of the closing price on the first day of the employee’s 24-month subscription period or (ii) 85 percent of the closing price on the monthly purchase date. A participating employee may not purchase more than $25,000 in fair market value of Common Stock under the Employee Stock Purchase Plans in any calendar year and may withdraw from the Employee Stock Purchase Plans at any time.

(3)	Restricted stock units are excluded when determining the weighted average price of outstanding options.

(4)	Includes 5,459,106 shares of Common Stock available for purchase under the Employee Stock Purchase Plan for United States Employees as of December 31, 2005.

(5)	Consists of the 2001 Global Stock Option Plan, 3,500,000 additional shares of Common Stock available under the 2001 Incentive Compensation Program pursuant to an amendment thereto not approved by shareholders, and various other plans that are described below.

(6)	Of the 11,687,025 shares issuable upon exercise of outstanding options granted under equity compensation plans not approved by shareholders, 5,162,400 shares are issuable upon exercise of options granted in February 2001 under the 2001 Global Stock Option Plan, 2,630,190 shares are issuable upon exercise of options granted under the 2001 Incentive Compensation Program pursuant to an amendment thereto not approved by shareholders, and 3,894,435 shares are issuable upon exercise of options granted under various other plans which are described below.

(7)	Consists of (i) 1,344,922 shares of Common Stock available for purchase under the Employee Stock Purchase Plan for International Employees and (ii) 867,110 additional shares of Common Stock available under the 2001 Incentive Compensation Program. Although the Employee Stock Purchase Plan for International Employees and the 2001 Incentive Compensation Program have been approved by the company’s shareholders, the additional shares in (i) and (ii) have been approved by the company’s Board of Directors but not by the company’s shareholders.

      The material features of each equity compensation plan under which equity securities are authorized for issuance that was adopted without the approval of shareholders are described below.

2001 Global Stock Option Plan
      The 2001 Global Stock Option Plan is a broad-based plan that was adopted by Baxter’s Board of Directors in February 2001 to enable Baxter to make a special one-time stock option grant to eligible non-officer employees worldwide. On February 28, 2001, Baxter granted a non-qualified option to purchase 200 shares of Common Stock at an exercise price of $45.515 per share to approximately 44,000 eligible employees under the 2001 Global Stock Option Plan. The exercise price of these options equals the closing price for Baxter Common Stock on the New York Stock Exchange on the grant date. The options became exercisable on February 28, 2004, which was the third anniversary of the grant date, and expire on February 25, 2011. If an option holder leaves Baxter after the vesting date, then the option will expire three months after the holder leaves the company.

Other Stock Option Grants Not Approved by Shareholders
      Baxter has made several stock option grants outside of the Programs approved by shareholders. However, the terms and conditions of each of these grants provide that the provisions of either the 1994 Incentive Compensation Program or the 1998 Incentive Compensation Program, as the case may be, govern these stock option grants (except for the limit on shares available under these Programs). Accordingly, the terms and conditions of these grants are consistent with the terms of the Programs, which were previously approved by shareholders.
      The Compensation Committee approved the following grants of non-qualified stock options: options to purchase 1,685,538 shares granted in February 1997 to Baxter employees (the “February 1997 Grant”); options to purchase 13,588 shares granted in November 1997 to members of Baxter’s scientific advisory board (the “Scientific Advisory Board Grant”); options to purchase 2,621,855 shares granted in November 1997 to Baxter employees (the “November 1997 Grant”); options to purchase 4,305,501 shares granted in February 1998 to Baxter employees (the “February 1998 Grant”); and options to purchase 5,625,114 shares granted in February 2000 to Baxter employees (the “February 2000 Grant”).
      The exercise price of these stock options is equal to the fair market value of Baxter Common Stock on the date of grant, which is the closing sale price of the Common Stock as reported on the New York Stock Exchange composite reporting tape on the grant date. The exercise price of the options may be paid in cash or in certain shares of Baxter Common Stock. All of the stock options granted under these programs have vested as of the date hereof.
      The February 1997 Grant options expire on the earlier of (1) one year after death or disability; (2) five years after termination of employment by retirement at or after age 55; (3) three months after termination of employment (except as provided in (1) and (2) above), unless the holder dies or becomes disabled during the three-month period in which case the option shall expire one year after termination of employment; or (4) ten years after the grant date.

      The November 1997 Grant, February 1998 Grant and February 2000 Grant options expire on the earlier of (1) one year after death or disability; (2) five years after termination of employment if, on the employment termination date, the holder is age 50 or older and has completed 15 or more years of employment with the company; (3) three months after termination of employment (except as provided in (1) and (2) above), unless the holder dies or becomes disabled during the three-month period in which case the option shall expire one year after termination of employment; or (4) ten years after the grant date.
      The Scientific Advisory Board Grant options expire on the earlier of (1) one year after death or disability; (2) three months after termination of service for a reason other than death or disability, unless the holder dies or becomes disabled during the three-month period in which case the option shall expire one year after termination of employment; or (3) ten years after the grant date.
      Refer to information under the captions entitled “Security Ownership by Directors and Executive Officers” and “Security Ownership by Certain Beneficial Owners” on pages 21 and 22, respectively, of the Proxy Statement for additional information required by this item, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.
      Refer to the information under the caption entitled “Certain Relationships and Related Transactions” on page 20 of the Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
      Refer to the information under the caption entitled “Audit and Non-Audit Fees” on page 24 of the Proxy Statement, all of which information is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      The following documents are filed as a part of this report:

(1)	Financial Statements:

Consolidated Balance Sheets	Annual Report, page 49
Consolidated Statements of Income	Annual Report, page 50
Consolidated Statements of Cash Flows	Annual Report, page 51
Consolidated Statements of Shareholders’ Equity and Comprehensive Income	Annual Report, page 52
Notes to Consolidated Financial Statements	Annual Report, pages 53-84
Report of Independent Registered Public Accounting Firm	Annual Report, pages 47-48

(2)	Schedules required by Article 12 of Regulation S-X:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	Page 22
Schedule II — Valuation and Qualifying Accounts	Page 23
      All other schedules have been omitted because they are not applicable or not required.

(3)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baxter International Inc.

By:	/s/ Robert L. Parkinson, Jr.

Robert L. Parkinson, Jr.
Chairman and Chief Executive Officer
DATE: March 7, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2006.

Signature	Title

/s/ Robert L. Parkinson, Jr. Robert L. Parkinson, Jr.	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

/s/ John J. Greisch John J. Greisch	Corporate Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Walter E. Boomer Walter E. Boomer	Director

/s/ Blake E. Devitt Blake E. Devitt	Director

/s/ John D. Forsyth John D. Forsyth	Director

/s/ Gail D. Fosler Gail D. Fosler	Director

/s/ James R. Gavin III, M.D., Ph.D. James R. Gavin III, M.D., Ph.D.	Director

/s/ Peter S. Hellman Peter S. Hellman	Director

/s/ Joseph B. Martin, M.D., Ph.D Joseph B. Martin, M.D., Ph.D	Director

/s/ Carole Shapazian Carole Shapazian	Director

/s/ Thomas T. Stallkamp Thomas T. Stallkamp	Director

/s/ K. J. Storm K. J. Storm	Director

/s/ Albert P. L. Stroucken Albert P. L. Stroucken	Director

EXHIBIT INDEX

Exhibit
Number	Description

3. Certificate of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation, as amended, including Certificate of Designation of Series B Junior Participating Preferred Stock and Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly report on Form 10-Q, filed on August 7, 2002).
3.2	Amended and Restated Bylaws, as amended September 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on October 1, 2004).
4. Instruments defining the rights of security holders, including indentures
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit (a) to the Company’s Registration Statement on Form S-16 (Registration No. 02-65269), filed on August 17, 1979).
4.2	Rights Agreement, dated as of December 9, 1998, between the Company and First Chicago Trust Company of New York as Rights Agent (including Form of Certificate of Designation, Form of Rights Certificates and Form of Summary of Rights) (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on December 15, 1998).
4.3	Certificate of Adjustment to the Rights Agreement, dated as of May 30, 2001 (incorporated by reference to Exhibit 2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A (File No. 1-4448), filed on May 30, 2001).
4.4	Amended and Restated Indenture, dated November 15, 1985 (the “1985 Indenture”), between the company and Continental Illinois National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-1665), filed on December 16, 1985).
4.5	First Supplemental Indenture, dated as of May 18, 1988, to the Indenture dated as of November 15, 1985, between the Company and Continental Illinois National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 4.1(A) to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-6746), filed on May 27, 1988).
4.6	Second Supplemental Indenture, dated as of January 29, 1997, to Indenture dated as of November 15, 1985, between the company and First Trust National Association (incorporated by reference to Exhibit 4.1B to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-19025), filed on January 30, 1997).
4.7	Form of 6.625% Debenture due 2028, issued under and pursuant to the 1985 Indenture, as amended and supplemented (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 33-1665), filed on November 20, 1985).
4.8	Form of 7.25% Note due 2008, issued under and pursuant to the 1985 Indenture, as amended and supplemented (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration No. 33-1665), filed on November 20, 1985).
4.9	Form of 9.50% Note due 2008, issued under and pursuant to the 1985 Indenture, as amended (incorporated by reference to Exhibit 4.3(a) to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on June 24, 1988).
4.10	7.125% Notes due 2007, Global Certificate, dated February 3, 1997 (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 19, 1997).
4.11	7.65% Debentures due 2027, Global Certificate, dated February 3, 1997 (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 19, 1997).

Exhibit
Number	Description

4.12	Indenture, dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to Form 8-A (File No. 1-4448), filed on December 23, 2002).
4.13	Supplemental Indenture No. 1, dated as of December 17, 2002, to Indenture dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (including Form of 3.6% Senior Notes due 2008) (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-4448), filed on November 10, 2005).
4.14	Second Supplemental Indenture, dated as of March 10, 2003, to Indenture dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (including the 4.625% Notes due 2015) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109329), filed on September 30, 2003).
10. Material Contracts
10.1	$800,000,000 Five-Year Credit Agreement dated September 29, 2004, among Baxter International Inc. as Borrower; J.P. Morgan Chase Bank as Administrative Agent; Bank of America, N.A., as Syndication Agent; J.P. Morgan Securities, Inc. and Banc of America Securities LLC as Co-Lead Arrangers and Joint Bookrunners; and Citibank, N.A., Deutsche Bank Securities Inc. and ABN AMRO Bank N.V. as Co-Documentation Agents (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on October 1, 2004).
10.2	$640,000,000 Five-Year Credit Agreement dated October 3, 2002, among Baxter International Inc. as Borrower; Bank One, NA as Administrative Agent; J.P. Morgan Chase Bank as Syndication Agent; Banc One Capital Markets, Inc. and J.P. Morgan Securities Inc. as Co-Lead Arrangers and Joint Bookrunners; and Bank of America, N.A., Citibank, N.A. and Deutsche Bank Securities Inc. as Co-Documentation Agents (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on October 1, 2004).
10.3	Credit Agreement, dated as of January 7, 2005, among Baxter Healthcare S.A. as Borrower; J.P. Morgan Europe Limited as Administrative Agent; ABN AMRO N.V., Banco Bilbao Vizcaya Argentaria S.A., San Paolo IMI S.p.A. and Deutsche Bank Securities Inc. as Syndication Agents; and J.P. Morgan plc, Deutsche Bank Securities Inc. and ABN AMRO Bank N.V. London Branch as mandated Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on January 10, 2005).
10.4	Guaranty Agreement entered as of January 7, 2005 and amended through June 1, 2005 by Baxter International Inc. in favor of J.P. Morgan Europe Limited as Agent in respect of obligations of Baxter Healthcare S.A. under the Credit Agreement of the same date (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on August 9, 2005).
C 10.5	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on November 14, 1986).
C 10.6	The International Retirement Plan of Baxter International Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 13, 2002).
C 10.7	Baxter International Inc. and Subsidiaries Supplemental Pension Plan (Amended and Restated Effective January 1, 2002) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on May 3, 2002).
C 10.8	1987 Incentive Compensation Program (incorporated by reference to Exhibit C to the Company’s Definitive Annual Meeting Proxy Statement on Form 14A (File No. 1-4448), filed on March 27, 1987).
C 10.9	Amendment to 1987 Incentive Compensation Program (incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on March 27, 1987).

Exhibit
Number	Description

C 10.10	Baxter International Inc. 1994 Incentive Compensation Program (incorporated by reference to Exhibit A to the Company’s Definitive Annual Meeting Proxy Statement on Form 14A (File No. 1-4448), filed on March 21, 1994).
C 10.11	Baxter International Inc. 1998 Incentive Compensation Program (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 20, 1998).
C 10.12	Baxter International Inc. 2000 Incentive Compensation Program (incorporated by reference to Exhibit A to the Company’s Definitive Annual Meeting Proxy Statement on Form 14A (File No. 1-4448), filed on March 23, 2000).
C 10.13	Baxter International Inc. 2001 Incentive Compensation Program and Amendment No. 1 thereto (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 13, 2002).
C 10.14	Baxter International Inc. 2003 Incentive Compensation Program (incorporated by reference to Exhibit A to the Company’s Definitive Annual Meeting Proxy Statement on Form 14A (File No. 1-4448), filed on March 21, 2003).
C 10.15	Baxter International Inc. Officer Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 14, 2001).
C 10.16	Baxter International Inc. Long Term Incentive Plan (as amended and restated effective February 24, 2004) (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on May 10, 2004).
C 10.17	Form of Stock Option Plan Terms and Conditions (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on November 4, 2004).
C 10.18	Baxter International Inc. Stock Option Plan adopted November 18, 1996, Grant to Shared Investment Plan Participants, Terms and Conditions (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 19, 1997).
C 10.19	Baxter International Inc. Stock Option Plan adopted November 18, 1996, Premium-Priced Stock Option Grant, Terms and Conditions (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 19, 1997).
C 10.20	Baxter International Inc. Stock Option Plan adopted February 17, 1997 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-71553), filed on February 1, 1999).
C 10.21	Baxter International Inc. Stock Option Plan adopted November 18, 1997 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 20, 1998).
C 10.22	Baxter International Inc. Stock Option Plan adopted November 18, 1997, Terms and Conditions, Scientific Advisory Board (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-71553), filed on February 1, 1999).
C 10.23	Baxter International Inc. Stock Option Plan adopted February 17, 1998, Terms and Conditions (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-71553), filed on February 1, 1999).
C 10.24	Baxter International Inc. Stock Option Plan adopted February 21, 2000, Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-48906), filed on October 30, 2000).
C 10.25	2001 Global Stock Option Plan adopted February 27, 2001, Terms and Conditions (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 12, 2003).
C 10.26	Non-Employee Director Stock Option Plan adopted April 30, 2001, Terms and Conditions as amended and restated effective May 6, 2003 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on August 13, 2003).

Exhibit
Number		Description

C 10.27		Baxter International Inc. Employee Stock Purchase Plan for United States Employees (as amended and restated effective October 1, 1999) (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on November 12, 1999).
C 10.28		Baxter International Inc. Restricted Stock Plan for Non-Employee Directors, (as amended and restated effective May 1, 2001) (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q (File No. 1-4448), filed on May 15, 2001).
C 10.29		Baxter International Inc. and Subsidiaries Deferred Compensation Plan (amended and restated effective January 1, 2002) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on May 3, 2002).
C 10.30		First Amendment to the Baxter International Inc. and Subsidiaries Deferred Compensation Plan (amended and restated January 1, 2002) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on November 11, 2002).
C 10.31		Baxter International Inc. Non-Employee Director Compensation Plan adopted as of May 6, 2003 and as amended on May 4, 2004 and July 26, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on August 9, 2005).
C 10.32		Baxter International Inc. Non-Employee Director Deferred Compensation Plan (effective July 1, 2003) (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on November 6, 2003).
C 10.33		Employment Agreement, between Robert L. Parkinson, Jr. and Baxter International Inc., dated April 19, 2004 (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on May 10, 2004).
C 10.34		Form of Baxter International Inc. LTI Stock Option and Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 16, 2005).
*12	.	Computation of Ratio of Earnings to Fixed Charges.
*13	.	Selections from the 2005 Annual Report to Shareholders (such report, except to the extent expressly incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this Annual Report on Form 10-K).
*21	.	Subsidiaries of Baxter International Inc.
*23	.	Consent of PricewaterhouseCoopers LLP.
*31	.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

C	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors of Baxter International Inc.:
      Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2006 appearing in the 2005 Annual Report to Shareholders of Baxter International Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
March 1, 2006

SCHEDULE II

		Additions

	Balance at	Charged to			Balance at
	Beginning	costs and	Charged/(credited) to	Deductions	End of
Valuation and Qualifying Accounts	of Period	expenses	other accounts (A)	from reserves	Period
(in millions of dollars)
Year ended December 31, 2005:
Allowance for doubtful accounts	147	46	(5)	(68)	120
Inventory reserves	142	179	(7)	(168)	146
Deferred tax asset valuation allowance	288	40	(3)	(6)	319
Year ended December 31, 2004:
Allowance for doubtful accounts	84	79	4	(20)	147
Inventory reserves	124	217	3	(202)	142
Deferred tax asset valuation allowance	168	124	42	(46)	288
Year ended December 31, 2003:
Allowance for doubtful accounts	70	23	3	(12)	84
Inventory reserves	118	161	9	(164)	124
Deferred tax asset valuation allowance	67	96	17	(12)	168

(A)	Valuation accounts of acquired or divested companies and foreign currency translation adjustments. Reserves are deducted from assets to which they apply.