Form 10-Q
period 2006-03-31
BAXTER INTERNATIONAL INC
filed 2006-05-03
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 28, 2006 was 654,803,810 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended
	March 31,
	2006	2005

Net sales	$2,409	$2,383
Cost and expenses
Cost of goods sold	1,357	1,414
Marketing and administrative expenses	526	483
Research and development expenses	138	133
Net interest expense	18	31
Other expense, net	16	24

Total costs and expenses	2,055	2,085

Income from continuing operations before income taxes	354	298
Income tax expense	72	74

Income from continuing operations	282	224
Income from discontinued operations	—	2

Net income	$282	$226

Earnings per basic common share
Continuing operations	$0.44	$0.36
Discontinued operations	—	0.01

Net income	$0.44	$0.37

Earnings per diluted common share
Continuing operations	$0.43	$0.36
Discontinued operations	—	—

Net income	$0.43	$0.36

Weighted average number of common shares outstanding
Basic	641	619

Diluted	648	623

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		March 31,	December 31,
		2006	2005

Current assets	Cash and equivalents	$881	$841
	Accounts and other current receivables	1,750	1,766
	Inventories	2,006	1,925
	Other current assets	594	584

	Total current assets	5,231	5,116

Property, plant and equipment, net		4,122	4,144

Other assets	Goodwill	1,562	1,552
	Other intangible assets	488	494
	Other	1,377	1,421

	Total other assets	3,427	3,467

Total assets		$12,780	$12,727

Current liabilities	Short-term debt	$64	$141
	Current maturities of long-term debt and lease obligations	65	783
	Accounts payable and accrued liabilities	2,796	3,241

	Total current liabilities	2,925	4,165

Long-term debt and lease obligations		2,276	2,414

Other long-term liabilities		1,832	1,849

Commitments and contingencies

Shareholders’ equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2006 and 648,483,996 shares in 2005	683	648
	Common stock in treasury, at cost, 26,400,227 shares in 2006 and 23,586,172 shares in 2005	(1,234)	(1,150)
	Additional contributed capital	4,636	3,446
	Retained earnings	3,133	2,851
	Accumulated other comprehensive loss	(1,471)	(1,496)

	Total shareholders' equity	5,747	4,299

Total liabilities and shareholders’ equity		$12,780	$12,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Three months ended
		March 31,
			2005
		2006	(revised)

Cash flows from operating activities	Net income	$282	$226
	Adjustments
	Depreciation and amortization	139	147
	Deferred income taxes	2	23
	Stock compensation	18	1
	Other	18	17
	Changes in balance sheet items
	Accounts and other current receivables	38	59
	Inventories	(63)	19
	Accounts payable and accrued liabilities	(105)	(259)
	Restructuring payments	(19)	(43)
	Other	(5)	82

	Cash flows from operating activities	305	272

Cash flows from investing activities	Capital expenditures	(76)	(65)
	Divestitures and other	11	49

	Cash flows from investing activities	(65)	(16)

Cash flows from financing activities	Issuances of debt	75	20
	Payments of obligations	(1,003)	(349)
	Increase in debt with maturities of three months or less, net	—	357
	Common stock cash dividends	(363)	(359)
	Proceeds from stock issued under employee benefit plans	44	53
	Issuances of common stock	1,249	—
	Purchases of treasury stock	(171)	—

	Cash flows from financing activities	(169)	(278)

Effect of currency exchange rate changes on cash and equivalents		(31)	19

Increase (decrease) in cash and equivalents		40	(3)
Cash and equivalents at beginning of period		841	1,109

Cash and equivalents at end of period		$881	$1,106

The accompanying notes are an integral part of these condensed consolidated financial statements. Refer to Note 1 for a description of the revision to the 2005 condensed consolidated statement of cash flows.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s 2005 Annual Report to Shareholders (2005 Annual Report).
In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.
Adoption of new stock compensation accounting rules
The company adopted Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment” (SFAS No. 123-R) on January 1, 2006. This new standard requires companies to expense the fair value of employee stock options and similar awards. The company adopted SFAS No. 123-R using the modified prospective transition method. Refer to Note 4 for further information about the company’s stock-based compensation plans and related accounting treatment in the current and prior periods.
Revision to prior year statement of cash flows
The condensed consolidated statement of cash flows for the first quarter of 2005 has been revised to combine cash flows from discontinued operations with cash flows from continuing operations for each line in the operating activities section (previously, all cash flows from discontinued operations were presented in one line within the operating activities section of the statement). Also, the 2005 condensed consolidated statement of cash flows has been revised to begin the operating activities section with net income (previously, the operating activities section reconciled from income from continuing operations). These revisions had no impact on previously reported total company cash flows from operating activities, or cash flows from investing and financing activities.
New accounting standards
During the first quarter of 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS No. 155) and SFAS No. 156, “Accounting for Servicing of Financial Instruments — an amendment of FASB Statement No. 140” (SFAS No. 156). SFAS No. 155 requires that interests in securitized financial assets be evaluated to determine whether they contain embedded derivatives, and permits the accounting for any such hybrid financial instruments as single financial instruments at fair value with changes in fair value recognized directly in earnings. SFAS No. 156 specifies that servicing assets or liabilities recognized upon the sale of financial assets must be initially measured at fair value, and subsequently either measured at fair value or amortized in proportion to and over the period of estimated net servicing income or loss. The company plans to adopt both standards on January 1, 2007. Management is in the process of analyzing the new standards.

2. SUPPLEMENTAL FINANCIAL INFORMATION
Net pension and other postemployment benefits expense
The following is a summary of net expense relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended
	March 31,
(in millions)	2006	2005

Pension benefits
Service cost	$22	$21
Interest cost	43	41
Expected return on plan assets	(49)	(43)
Amortization of net loss, prior service cost and transition obligation	29	21

Net pension plan expense	$45	$40

OPEB
Service cost	$2	$2
Interest cost	7	8
Amortization of net loss and prior service cost	1	3

Net OPEB plan expense	$10	$13

Net interest expense

Net interest expense consisted of the following.

	Three months ended
	March 31,
(in millions)	2006	2005

Interest expense, net of capitalized interest	$27	$41
Interest income	(9)	(10)

Net interest expense	$18	$31

Comprehensive income
Total comprehensive income was $307 million for the three months ended March 31, 2006 and $247 million for the three months ended March 31, 2005. The increase in comprehensive income in 2006 was principally due to higher net income and favorable currency translation adjustments.
Effective tax rate
The company’s effective income tax rate was 20.3% in the first quarter of 2006 and 24.8% in the first quarter of 2005. The company’s effective income tax rate has declined over the last year principally due to ongoing improvements to the company’s geographic product sourcing.

Earnings per share
The numerator for both basic and diluted earnings per share (EPS) is net income. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding employee stock options, employee stock purchase subscriptions, the purchase contracts in the company’s equity units, restricted stock and restricted stock units is reflected in the denominator for diluted EPS principally using the treasury stock method.
Employee stock options to purchase 40 million and 33 million shares in the first quarter of 2006 and 2005, respectively, were not included in the computation of diluted EPS because the assumed proceeds were greater than the average market price of the company’s common stock. When applying the treasury stock method, assumed proceeds include both the employee’s purchase price as well as any measured but not yet recognized stock compensation cost.
Refer to the 2005 Annual Report and the discussion below regarding the purchase contracts included in the company’s equity units. The purchase contracts were settled in February 2006, and the company issued approximately 35 million shares of common stock in exchange for $1.25 billion. Using the treasury stock method, prior to the February 2006 settlement date, the purchase contracts had a dilutive effect when the average market price of Baxter stock exceeded $35.69.
The following is a reconciliation of basic shares to diluted shares.

	Three months ended
	March 31,
(in millions)	2006	2005

Basic shares	641	619
Effect of dilutive securities
Employee stock options	6	4
Equity unit purchase contracts and other	1	—

Diluted shares	648	623

Inventories

Inventories consisted of the following.

	March 31,	December 31,
(in millions)	2006	2005

Raw materials	$480	$435
Work in process	574	614
Finished products	952	876

Total inventories	$2,006	$1,925

Property, plant and equipment, net

	March 31,	December 31,
(in millions)	2006	2005

Property, plant and equipment, at cost	$7,886	$7,878
Accumulated depreciation and amortization	(3,764)	(3,734)

Property, plant and equipment, net	$4,122	$4,144

Goodwill
Goodwill at March 31, 2006 totaled $862 million for the Medication Delivery segment, $567 million for the BioScience segment and $133 million for the Renal segment. Goodwill at December 31, 2005 totaled $855 million for the Medication Delivery segment, $564 million for the BioScience segment and $133 million for the Renal segment. The change in the goodwill balance from December 31, 2005 to March 31, 2006 for each segment related to foreign currency fluctuations.
Other intangible assets
The following is a summary of the company’s intangible assets subject to amortization at March 31, 2006 and December 31, 2005.

	Developed	Manufacturing,
	technology,	distribution and
(in millions, except amortization period data)	including patents	other contracts	Other	Total

March 31, 2006
Gross intangible assets	$791	$34	$84	$909
Accumulated amortization	380	16	32	428

Net intangible assets	$411	$18	$52	$481

Weighted-average amortization period (in years)	15	8	18	14

December 31, 2005
Gross intangible assets	$784	$34	$82	$900
Accumulated amortization	368	15	30	413

Net intangible assets	$416	$19	$52	$487

Weighted-average amortization period (in years)	15	8	18	15

The amortization expense for these intangible assets was $14 million for both the first quarter of 2006 and the first quarter of 2005. At March 31, 2006, the anticipated annual amortization expense for these intangible assets is $53 million in 2006, $46 million in 2007, $43 million in 2008, $42 million in 2009, $39 million in 2010 and $35 million in 2011.
Securitization arrangements
The company’s securitization arrangements resulted in net cash outflows of $33 million and $52 million during the first quarter of 2006 and 2005, respectively. A summary of the activity is as follows.

	Three months ended
	March 31,
(in millions)	2006	2005

Sold receivables at beginning of period	$451	$594
Proceeds from sales of receivables	332	356
Cash collections (remitted to the owners of the receivables)	(365)	(408)
Effect of currency exchange rate changes	2	(3)

Sold receivables at end of period	$420	$539

Stock issuances and repurchases
Stock Issuances
Refer to the 2005 Annual Report regarding the purchase contracts included in the company’s equity units. The purchase contracts were settled in February 2006, and the company issued 35 million shares of common stock in exchange for $1.25 billion. Management is using these proceeds to pay down maturing debt, for stock repurchases, and for other general corporate purposes.
Stock Repurchases
As authorized by the board of directors, from time to time the company repurchases its stock on the open market depending upon the company’s cash flows, net debt level and current market conditions. During the first quarter of 2006, the company repurchased approximately 4.5 million shares for $171 million under the board of directors’ October 2002 authorization. As of March 31, 2006, $72 million was available for repurchases under this authorization. In February 2006, the board of directors authorized the repurchase of an additional $1.5 billion of the company’s common stock. There have been no repurchases under this program to date.
3. RESTRUCTURING AND OTHER SPECIAL CHARGES
2004 restructuring charge
In 2004 the company recorded a $543 million pre-tax restructuring charge principally associated with management’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. The charge was primarily for severance and costs associated with the closing of facilities (including the closure of additional plasma collection centers) and the exiting of contracts. These actions included the elimination of over 4,000 positions, or 8% of the global workforce, as management reorganized and streamlined the company.
Included in the 2004 charge was $196 million relating to asset impairments, almost all of which was to write down property, plant and equipment. Also included in the 2004 charge was $347 million for cash costs, principally pertaining to severance and other employee-related costs. Refer to the 2005 Annual Report for additional information.
Substantially all of the targeted positions have been eliminated through the first quarter of 2006.

The following table summarizes activity in the company’s restructuring reserves.

	Employee-	Contractual
	related	and other
(in millions)	costs	costs	Total

Charge	$212	$135	$347
Utilization and adjustments in 2004 and 2005	(167)	(87)	(254)

Reserve at December 31, 2005	45	48	93
Utilization	(14)	(4)	(18)

Reserve at March 31, 2006	$31	$44	$75

Approximately $60 million of the remaining reserve is expected to be utilized during the remainder of 2006, with the rest of the cash outflows principally relating to certain long-term leases and remaining employee severance payments.

Restructuring reserve utilization in the first quarter of 2006 totaled $19 million, with $18 million relating to the 2004 program (as detailed above) and $1 million relating to a program initiated in 2003, which is substantially complete.
Other special charges
The 2005 and 2006 charges discussed below were classified in cost of goods sold in the company’s consolidated income statements. The actual costs relating to certain of the matters below may differ from management’s estimates. It is possible that additional charges may be required in future periods, based on new information or changes in estimates.
COLLEAGUE Pump — 2005 and 2006 Charges
The company has held shipments of COLLEAGUE infusion pumps since July 2005. Please refer to the company’s 2005 Annual Report at pages 42-43 for a description of recalls designated by the U.S. Food and Drug Administration (FDA) as “Class I,” the FDA’s highest priority, as well as a description of deaths and serious injuries that may have been associated with the product. Refer to Note 5 for a description of related COLLEAGUE litigation.
The company recorded a $77 million pre-tax charge in 2005 for remediation costs associated with correcting design issues related to its COLLEAGUE infusion pump. Included in the $77 million charge was $73 million for cash costs and $4 million relating to asset impairments. The $73 million reserve represented management’s estimate of the cash expenditures for the materials, labor and freight costs expected to be incurred to remediate these design issues. During the first quarter of 2006, the company recorded an additional $18 million pre-tax expense, of which $7 million related to asset impairments and $11 million related to additional warranty and other commitments made to customers during the quarter. The company has utilized $8 million of the total reserve for cash costs through the first quarter of 2006.
The company is in the process of working with the U.S. Food and Drug Administration and regulatory bodies in other countries to develop and execute the remediation plans.
6060 Infusion Pump — 2005 Charge
The company recorded a $49 million pre-tax charge in 2005 for costs associated with withdrawing its 6060 multi-therapy infusion pump from the market. Included in the $49 million charge was $41 million for cash costs. The charge principally consisted of the estimated costs to provide customers with replacement pumps, with the remainder of the charge related to asset impairments, principally to write off customer lease receivables. The company has utilized $2 million of the reserve for cash costs through March 31, 2006. The majority of the remaining reserve is expected to be utilized by the end of 2006.
Hemodialysis Instruments — 2005 Charge
The company recorded a $50 million pre-tax charge in 2005 associated with management’s decision to discontinue the manufacture of hemodialysis (HD) instruments, including the company’s Meridian instrument. Included in the $50 million charge was $23 million relating to asset impairments, principally to write down inventory, equipment and other assets used to manufacture HD machines. The remaining $27 million of the charge related to the estimated cash payments associated with providing customers with replacement instruments. The company has utilized $4 million of the reserve for cash costs through the first quarter of 2006. The remainder of the reserve is expected to be utilized in 2006 and 2007.

4. STOCK-BASED COMPENSATION PLANS
Summary
The company has a number of stock-based employee compensation plans, including stock option, stock purchase, restricted stock and restricted stock unit (to be settled in stock) (RSU) plans. Refer to the separate discussions below regarding the nature and terms of each of these plans.
The company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the first quarter of 2006 includes the following:
(a)	Compensation expense for all stock-based compensation awards granted before January 1, 2006, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and
(b)	Compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.
Prior to January 1, 2006, the company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25). Thus, expense was generally not recognized for the company’s employee stock option and purchase plans, but expense was recognized relating to the company’s restricted stock and RSU grants and certain modifications to stock options. Results for prior periods have not been restated.
Impact of adoption of SFAS No. 123-R in Q1 2006
Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $18 million ($12 million on a net-of-tax basis, or $0.02 per basic and diluted share) in the first quarter of 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $15 million ($10 million on a net-of-tax basis, or $0.02 per basic and diluted share) as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25 (relating to RSU and restricted stock plans only). In the first quarter of 2005, approximately $1 million of pre-tax expense was recorded under APB No. 25 (relating to RSU and restricted stock plans only).
Stock compensation expense is recorded at the corporate headquarters level and is not allocated to the segments. Approximately three-quarters of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of goods sold and research and development expenses. Costs capitalized in the consolidated balance sheet in the first quarter of 2006 were not significant.
Pro forma impact in Q1 2005 had the company applied the fair value provisions of SFAS No. 123
The following table shows net income and EPS had the company applied the fair value method of accounting for stock compensation in accordance with SFAS No. 123 during the first quarter of 2005 (in millions, except per share data).

Q1 2005
(SFAS No. 123
Pro Forma)

Net income, as reported	$ 226
Add:
Stock compensation expense included in reported net income, net of tax	—
Deduct:
Total stock compensation expense determined under the fair value method, net of tax	12

Pro forma net income	$ 214

Basic EPS
As reported	$0.37
Pro forma	$0.35

Diluted EPS
As reported	$0.36
Pro forma	$0.34

Impact of SFAS No. 123-R in Q1 2006 compared to the pro forma impact of SFAS No. 123 in Q1 2005
As noted above, the adoption of SFAS No. 123-R in the first quarter of 2006 impacted net income by $0.02 per diluted share. Had the company applied the fair value method of accounting for stock compensation pursuant to SFAS No. 123 during the first quarter of 2005, net income for that period would also have been impacted by $0.02 per diluted share.
Methods of estimating fair value
Under both SFAS No. 123-R and under the fair value method of accounting under SFAS No. 123 (i.e., SFAS No. 123 Pro Forma), the fair value of restricted stock and RSUs is determined based on the number of shares granted and the quoted price of the company’s common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes model.
Significant assumptions used to estimate fair value
The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant date fair values, were as follows.

		Q1 2005
	Q1 2006	(SFAS No. 123
	(SFAS No. 123-R)	Pro Forma)

Expected volatility	27.6%	37.0%
Expected life (in years)	5.5	5.5
Risk-free interest rate	4.7%	4.2%
Dividend yield	1.5%	1.7%
Fair value per stock option	$11	$12

Under SFAS No 123-R, the company’s expected volatility assumption is based on an equal weighting of the historical volatility of Baxter’s stock and the implied volatility from traded options on Baxter’s stock. Under SFAS No. 123 Pro Forma, the company’s expected volatility assumption was based on the historical volatility of Baxter’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield reflects historical experience as well as future expectations over the expected term of the option.
Stock compensation expense recognized in the first quarter of 2006 is based on awards expected to vest, and therefore has been reduced by estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. Under SFAS No. 123 Pro Forma, the company accounted for forfeitures as they occurred. The cumulative effect of estimating future forfeitures in determining expense, rather than recording forfeitures when they occur, was immaterial.
Types of stock compensation plans
In anticipation of the adoption of SFAS No. 123-R, the company did not modify the terms of previously granted options. As part of an overall, periodic reevaluation of the company’s stock compensation programs, the company did make changes to its equity compensation program relating to key employees beginning in the first quarter of 2005, reducing the overall number of options granted and utilizing a mix of stock options and RSUs. As noted below, the company modified its employee stock purchase plans during 2005.
Shares issued as a result of stock option exercises, restricted stock and RSU grants, and employee stock purchase plan purchases are generally issued out of treasury stock. As of March 31, 2006, approximately 22 million authorized shares are available for future awards under the company’s stock-based compensation plans.
The following is a summary of each of the company’s stock compensation plans.
Stock Option Plans
Stock options are granted to employees and non-employee directors with exercise prices at least equal to 100% of the market value on the date of grant. Generally, employee stock options vest 100% in three years from the grant date and have a contractual term of 10 years. Stock options granted to non-employee directors generally vest 100% one year from the grant date and have a contractual term of 10 years. Expense is recognized on a straight-line basis over the vesting period.
Stock option activity for the first quarter of 2006 is as follows.

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic
(options and aggregate intrinsic values in thousands)	Options	exercise price	(in years)	value

Outstanding at January 1, 2006	65,986	$37.32
Granted	9,365	38.35
Exercised	(1,400)	27.94
Forfeited	(1,803)	36.10

Outstanding at March 31, 2006	72,148	$37.67	6.3	$293,428

Vested or expected to vest as of March 31, 2006	70,241	$37.66	6.2	$291,675

Exercisable at March 31, 2006	45,539	$39.56	3.0	$176,672

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last trading day of the period. The total intrinsic value of options exercised during the first quarter of 2006 was $15 million.
As of March 31, 2006, $178 million of pre-tax unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 1.9 years.
Restricted Stock and RSU Plans
The company grants restricted stock and RSUs to key employees, and grants restricted stock to non-employee directors. Grants of RSUs were first made in 2005, and principally vest in one-third increments over a three-year period. The total grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the vesting period.
The following table summarizes nonvested restricted stock and RSU activity for the first quarter of 2006.

	Shares	Weighted-average
	or	grant-date
(shares and share units in thousands)	share units	fair value

Nonvested restricted stock and RSUs at January 1, 2006	870	$34.98
Granted	697	38.34
Vested	(213)	34.85
Forfeited	(98)	35.50

Nonvested restricted stock and RSUs at March 31, 2006	1,256	$36.83

As of March 31, 2006, $41 million of pre-tax unrecognized compensation cost related to restricted stock and RSUs is expected to be recognized as expense over a weighted-average period of 2.3 years.
Employee Stock Purchase Plans
Nearly all employees are eligible to participate in the company’s employee stock purchase plans. For subscriptions that began prior to April 1, 2005, the employee purchase price was the lower of 85% of the closing market price on the date of subscription or 85% of the closing market price on the purchase dates, as defined by the plans. For subscriptions that began on or after April 1, 2005, the employee purchase price is 95% of the closing market price on the purchase date, as defined by the plans. The change to the employee stock purchase plan in 2005 was made as part of an overall reassessment of employee benefits and in contemplation of the new stock compensation accounting rules.
Under SFAS No. 123-R, no compensation expense is recognized for subscriptions that began on or after April 1, 2005. The first quarter 2006 and expected future expense relating to subscriptions that began prior to April 1, 2005 is immaterial. During the first quarter of 2006 and 2005, the company issued approximately 175,000 and 500,000 shares, respectively, under these plans. The number of shares under subscription at March 31, 2006 totaled approximately 560,000.
Other
Realized Income Tax Benefits and the Impact on the Statement of Cash Flows
SFAS No. 123-R changes the presentation of realized excess tax benefits associated with exercised stock options in the statement of cash flows. Prior to the adoption of SFAS No. 123-R, such realized tax benefits were required to be presented as an inflow within the operating section of the statement. Under SFAS No. 123-R, such realized tax benefits are presented as an inflow within the financing section of the statement. Due primarily to the company’s U.S. net operating loss position, no income tax benefits were realized from stock option exercises during the first quarters of 2006 and 2005.
Special Vesting Provisions
The company’s stock options and RSUs provide that if the grantee retires and meets certain age and years of service thresholds, the options or RSUs continue to vest for a period of time after retirement as if the grantee continued to be an employee. In these cases, for awards granted prior to the adoption of SFAS No. 123-R, expense will be recognized for such awards over the service period, and any unrecognized costs will be accelerated into expense when the employee retires. For awards granted on or after January 1, 2006, expense will be recognized over the period from the grant date to the date the employee would no longer be required to perform services to vest in the award. The difference between the two accounting methods was not material for the quarters ended March 31, 2006 or 2005.
5. LEGAL PROCEEDINGS
Baxter is involved in product liability, patent, shareholder, commercial, and other legal proceedings that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.
Baxter has established reserves for certain of the matters discussed below. Management is not able to estimate the amount or range of any loss for certain of the company’s legal contingencies for which there is no reserve or additional loss for matters already reserved. While the liability of the company in connection with the claims cannot be estimated with any certainty and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments or enter into material settlements of claims.
In addition to the matters described below, the company remains subject to other additional potential administrative and legal actions. With respect to regulatory matters in particular, these actions include product recalls, additional product seizures, injunctions to halt manufacture and distribution, restrictions on the company’s operations, civil sanctions, including monetary sanctions, and criminal sanctions. Any of these actions could have an adverse effect on the company’s business and subject the company to additional regulatory actions and costly litigation. With respect to patents, the company may be exposed to significant litigation concerning patents and products, challenges to the coverage and validity of the company’s patents on products or processes and allegations that the company’s products infringe patents held by competitors or other third parties. A loss in any of these types of cases could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.

Product Liability
Mammary Implant Litigation
The company is currently a defendant in various courts in a number of lawsuits seeking damages for injuries of various types allegedly caused by silicone mammary implants previously manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by Baxter in 1985, divested its Heyer-Schulte division in 1984. The majority of the claims and lawsuits against the company have been resolved. After concluding a class action settlement with a large group of U.S. claimants, the company will continue to participate in the resolution of class member claims, for which reserves have been established, until 2010. In addition, as of March 31, 2006, Baxter remains a defendant or co-defendant in approximately 30 lawsuits relating to mammary implants brought by claimants who have opted out of the class settlement. The company has also established reserves for these lawsuits. Baxter believes that a substantial portion of its liability and defense costs for mammary implant litigation may be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer insolvency.
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
After concluding a class action settlement with a group of U.S. claimants for which all eligible claims have been paid, Baxter remained as a defendant in approximately 90 lawsuits and subject to approximately 128 additional claims. Among the lawsuits, the company and other manufacturers have been named as defendants in approximately 70 lawsuits pending or expected to be transferred to the U.S.D.C. for the Northern District of Illinois on behalf of claimants, who are primarily non-U.S. residents, seeking unspecified damages for HIV or Hepatitis C infections from their use of plasma-based factor concentrates. In March 2005, the District Court denied plaintiff’s motion to certify purported classes. Thereafter, plaintiffs have filed additional lawsuits on behalf of individual claimants outside of the United States. In December 2005, the District Court granted defendants’ motion to return U.K. claimants to their home jurisdiction. That matter is on appeal.
In addition, Immuno International AG (Immuno), acquired by the company in 1996, has unsettled claims and lawsuits for damages for injuries allegedly caused by its plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV or Hepatitis C by factor concentrates. Immuno’s successor, an indirect Austrian subsidiary of Baxter International Inc., is a participant in a foundation that would make payments to Italian applicants who are HIV positive. Additionally, Immuno has received notice of a number of claims arising from its vaccines and other biologically derived therapies.
The company believes that a substantial portion of the liability and defense costs related to its plasma-based therapies litigation may be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer insolvency and that in regard to the Immuno liability, costs will be additionally covered by an approximately $16 million holdback of the purchase price, established at the time of the acquisition, to cover potential claims of this nature.
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
Vaccines Litigation
As of March 31, 2006, the company has been named as a defendant, along with others, in approximately 134 lawsuits filed in various state and U.S. federal courts, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or attention deficit disorders as a result of exposure to vaccines for childhood diseases containing the preservative, thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as by other companies.
Patent Litigation
ADVATE Litigation
In April 2003, A. Nattermann & Cie GmbH and Aventis Behring L.L.C. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation as the defendant. In November 2003, the lawsuit was dismissed without prejudice. The complaint, which sought injunctive relief, alleged that Baxter’s planned manufacture and sale of ADVATE would infringe U.S. Patent No. 5,565,427. A reexamination of the patent has been proceeding in the U.S. Patent and Trademark Office since October 2003. During these proceedings certain of the original claims were amended or rejected, and new claims have been added. The Patent Office has recently issued a Notice of Intent to issue the patent, and a reexamination certificate is expected to be issued in the near term.
Sevoflurane Litigation
In September 2005, the U.S.D.C. for the Northern District of Illinois ruled that a patent owned by Abbott Laboratories and the Central Glass Company, U.S. Patent No. 5,990,176, was not infringed by Baxter’s generic version of sevoflurane. Abbott and Central Glass have appealed and Baxter has filed a cross-appeal on the validity of the patent.
Related actions are pending in various jurisdictions in the United States and abroad. Abbott and Central Glass filed another patent infringement action on two related patents against Baxter in the U.S.D.C. for the Northern District of Illinois. Baxter has filed a motion asserting that judgment of non-infringement should be entered based on the September 2005 decision. In May 2005, Abbott and Central Glass filed suit in the Tokyo District Court on a counterpart Japanese patent. In June 2005, Baxter filed suit in the High Court of Justice in London, England seeking revocation of the U.K. part of the related European patent and a declaration of non-infringement. Trial in this action is expected to commence in late 2006. Parallel opposition proceedings in the European and Japanese Patent Offices seeking to revoke versions of the patent are also pending.
GAMMAGARD Liquid Litigation
In June 2005, Talecris Biotherapeutics, Inc. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation as the defendant. The complaint, which seeks injunctive relief, alleges that Baxter’s planned manufacture and sale of GAMMAGARD liquid would infringe U.S. Patent No. 6,686,191. The case is presently pending before the District Court and is in its early stages. Trial is scheduled to commence in July 2007. Related actions are pending in various jurisdictions abroad. Baxter has filed a declaratory judgment action in the High Court of Justice in London, England seeking to invalidate the U.K. part of the related European patent and to receive a judgment of non-infringement. Baxter has also filed a corresponding action in Belgium. A parallel opposition proceeding in the European Patent Office is also pending.

Alyx Component Collection System Litigation
In December 2005, Haemonetics Corporation filed a lawsuit in the U.S.D.C. for the District of Massachusetts naming Baxter Healthcare Corporation as a defendant. The complaint, which seeks injunctive relief, alleges that Baxter’s Alyx Component Collection System infringes U.S. Patent No. 6,705,983. The case is in a preliminary stage.
In addition, Haemonetics filed a demand for arbitration in December 2005 against Baxter Healthcare Corporation, Baxter Healthcare S.A. and Baxter International Inc. with the American Arbitration Association in Boston, Massachusetts. The demand alleges that the Baxter parties breached their obligations under the parties’ technology development agreement related to pathogen inactivation.
Securities Laws
In August 2002, six purported class action lawsuits were filed in the U.S.D.C. for the Northern District of Illinois naming Baxter and its then Chief Executive Officer and then Chief Financial Officer as defendants. These lawsuits, which were consolidated, alleged that the defendants violated the federal securities laws by making misleading statements regarding the company’s financial guidance that allegedly caused Baxter common stock to trade at inflated levels. The Court of Appeals for the Seventh Circuit reversed a trial court order granting Baxter’s motion to dismiss the complaint and the U.S. Supreme Court declined to grant certiorari in March 2005. In February 2006, the trial court denied Baxter’s motion for judgment on the pleadings. In October 2004, a purported class action was filed in the same court against Baxter and its current Chief Executive Officer and Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s 401(k) plans, breached their fiduciary duties to the plan participants by offering Baxter common stock as an investment option in each of the plans during the period of January 2001 to October 2004. Plaintiff alleges that Baxter common stock traded at artificially inflated prices during this period and seeks unspecified damages and declaratory and equitable relief. In March 2006, the trial court certified a class of plan participants who elected to acquire Baxter common stock through the plans between January 2001 and the present, and denied defendants’ motion to dismiss.
In July 2004, a series of four purported class action lawsuits, now consolidated, were filed in the U.S.D.C. for the Northern District of Illinois, in connection with the company’s restatement of its consolidated financial statements, previously announced in July 2004, naming Baxter and its current Chief Executive Officer and Chief Financial Officer and their predecessors as defendants. The lawsuits allege that the defendants violated the federal securities laws by making false and misleading statements regarding the company’s financial results, which allegedly caused Baxter common stock to trade at inflated levels during the period between April 2001 and July 2004. As of December 2005, the District Court had dismissed the last of the remaining actions. The matter is on appeal. In August and September 2004, three plaintiffs raised similar allegations based on breach of fiduciary duty in separate derivative actions filed against members of the company’s management and directors and consolidated in the Circuit Court of Cook County Illinois. The Circuit Court dismissed those claims in December 2005 on defendants’ motion, and the time for the plaintiffs to appeal has expired. One of the plaintiffs thereafter sent to the company’s board of directors a letter demanding that the company take action to recover sums paid to certain directors and employees, which demand the board of directors has taken under advisement.
Other
On October 12, 2005 the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to effect the seizure of COLLEAGUE pumps that were on hold in Northern Illinois (customer-owned pumps were not affected), which the company has answered. Additional third party claims may be filed in connection with the COLLEAGUE matter.

The company is a defendant, along with others, in approximately 50 lawsuits brought in various state and U.S. federal courts, which allege that Baxter and other defendants reported artificially inflated average wholesale prices for Medicare and Medicaid eligible drugs. These cases have been brought by private parties on behalf of various purported classes of purchasers of Medicare and Medicaid eligible drugs, as well as by state attorneys general. A number of these cases were consolidated in the U.S.D.C. for the District of Massachusetts for pretrial case management under Multi District Litigation rules. The lawsuits against Baxter include eleven lawsuits brought by state attorneys general, which seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement. These investigations may result in additional cases being filed by various state attorneys general.
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
6. SEGMENT INFORMATION
Baxter operates in three segments, each of which is a strategic business that is managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their products and services are as follows:
The Medication Delivery business is a manufacturer of intravenous (IV) solutions and administration sets, pre-mixed drugs and drug reconstitution systems, pre-filled vials and syringes for injectable drugs, electronic infusion pumps, and other products used to deliver fluids and drugs to patients. The business also provides IV nutrition solutions, containers and compounding systems and services, general anesthetic agents and critical care drugs, contract manufacturing services, and drug packaging and formulation technologies.
The BioScience business manufactures plasma-based and recombinant proteins used to treat hemophilia, and other biopharmaceutical products, including plasma-based therapies to treat immune disorders, alpha 1 antitrypsin deficiency and other chronic blood-related conditions; biosurgery products for hemostasis, wound-sealing and tissue regeneration; and vaccines. The business also manufactures manual and automated blood and blood-component separation and collection systems.
The Renal business manufactures products for peritoneal dialysis (PD), a home therapy for people with end-stage renal disease, or irreversible kidney failure. These products include a range of PD solutions and related supplies to help patients safely perform fluid exchanges, as well as automated PD cyclers that perform solution exchanges for patients overnight while they sleep. The business also distributes products (hemodialysis instruments and disposables, including dialyzers) for hemodialysis, a form of dialysis generally conducted several times a week in a hospital or clinic.
Management uses more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the company’s consolidated financial statements and, accordingly, are reported on the same basis herein. Management evaluates the performance of its segments and allocates resources to them primarily based on pre-tax income along with cash flows and overall economic returns.

Intersegment sales are generally accounted for at amounts comparable to sales to unaffiliated customers, and are eliminated in consolidation.
Certain items are maintained at the corporate level (Corporate) and are not allocated to the segments. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, corporate headquarters costs, certain non-strategic investments and related income and expense, certain nonrecurring gains and losses, certain special charges (such as restructuring and certain asset impairments), deferred income taxes, certain foreign currency fluctuations, certain employee benefit costs, stock compensation expense, the majority of the foreign currency and interest rate hedging activities, and certain litigation liabilities and related insurance receivables. With respect to depreciation and amortization and expenditures for long-lived assets, the difference between the segment totals and the consolidated totals principally relate to assets maintained at Corporate.
Financial information for the company’s segments for the quarters ended March 31 is as follows.

	Three months ended
	March 31,
(in millions)	2006	2005

Net sales
Medication Delivery	$916	$978
BioScience	1,000	902
Renal	493	503

Total	$2,409	$2,383

Pre-tax income from continuing operations
Medication Delivery	$121	$157
BioScience	290	204
Renal	90	97

Total pre-tax income from segments	$501	$458

The following is a reconciliation of segment pre-tax income to income from continuing operations before income taxes per the consolidated income statements.

	Three months ended
	March 31,
(in millions)	2006	2005

Total pre-tax income from segments	$501	$458
Unallocated amounts
Interest expense, net	(18)	(31)
Certain foreign currency fluctuations and hedging activities	(10)	(24)
Stock compensation expense	(18)	(1)
Other corporate items	(101)	(104)

Income from continuing operations before income taxes	$354	$298

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the 2005 Annual Report for management’s discussion and analysis of the financial condition and results of operations of the company for the year ended December 31, 2005. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the first quarter of 2006.
RESULTS OF CONTINUING OPERATIONS
ADOPTION OF SFAS NO. 123-R
The company adopted Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment” (SFAS No. 123-R) on January 1, 2006. This new standard requires companies to expense the fair value of employee stock options and similar awards. The company adopted SFAS No. 123-R using the modified prospective transition method. Therefore, stock compensation expense measured in accordance with SFAS No. 123-R was recorded during the first quarter of 2006, but the prior year consolidated statement of income was not restated. The adoption of SFAS No. 123-R resulted in incremental expense in the first quarter of 2006 of $15 million ($10 million on a net-of-tax basis, or $0.02 per diluted share). Refer to Note 4 for further information.
NET SALES

	Three months ended
	March 31,		Percent
(in millions)	2006	2005	change

Medication Delivery	$916	$978	(6%	)
BioScience	1,000	902	11%
Renal	493	503	(2%	)

Total net sales	$2,409	$2,383	1%

	Three months ended
	March 31,		Percent
(in millions)	2006	2005	change

International	$1,350	$1,339	1%
United States	1,059	1,044	1%

Total net sales	$2,409	$2,383	1%

Foreign currency fluctuations reduced sales growth by 3 percentage points during the first quarter of 2006. The impact was principally due to the stronger U.S. Dollar relative to the Euro and the Japanese Yen during the quarter.
Certain reclassifications have been made to the prior year sales by product line data within the BioScience and Renal segments to conform to the current year presentation. Specifically, for BioScience, sales of Tisseel, which were previously reported in Plasma Proteins, are now reported in BioSurgery. Sales of plasma to third parties and contract manufacturing revenues, which also were previously reported in Plasma Proteins, are now reported in Other. Sales of FloSeal and CoSeal, which were previously reported in Other, are now reported in BioSurgery. For Renal, sales of pharmaceutical and certain other products, which were previously reported in Other, are now reported in PD Therapy. There were no sales reclassifications between segments.
Medication Delivery
Net sales for the Medication Delivery segment declined 6% during the first quarter of 2006 (including a reduction of 2 percentage points relating to the unfavorable impact of foreign currency fluctuations).
The following is a summary of sales by significant product line.

	Three months ended
	March 31,		Percent
(in millions)	2006	2005	change

IV Therapies	$304	$296	3%
Drug Delivery	195	204	(4%	)
Infusion Systems	195	230	(15%	)
Anesthesia	212	231	(8%	)
Other	10	17	(41%	)

Total net sales	$916	$978	(6%	)

IV Therapies
This product line principally consists of intravenous (IV) solutions and nutritional products. Growth for the quarter was principally driven by strong global sales of nutritional products as well as strong U.S. sales of IV solutions.
Drug Delivery
This product line primarily consists of pre-mixed drugs and contract manufacturing services, principally for pharmaceutical and biotechnology customers. Sales growth in this product line for the first quarter of 2006 was unfavorably impacted by $9 million of sales in the prior year quarter under an order from the U.S. Government related to its biodefense program. Sales levels in 2006 were also unfavorably impacted by pricing pressures from generic competition related to the expiration of the patent for Rocephin, a frozen pre-mixed antibiotic. Partially offsetting these items were increased contract manufacturing services revenues and increased sales of certain generic and branded pre-mixed drugs and small parenterals in the United States.
Infusion Systems
Sales of electronic infusion pumps declined in 2006 principally due to the company’s ceasing in July 2005 to ship new COLLEAGUE infusion pumps due to certain pump design issues. Refer to the 2005 Annual Report and Note 3 in this report for additional information. As a result of the decision to stop shipping new COLLEAGUE infusion pumps, there were no sales of the pumps during the second half of 2005 or during the first quarter of 2006. The company’s sales of COLLEAGUE pumps totaled approximately $40 million in the first quarter of 2005. Refer to the COLLEAGUE Matter section below for additional information. However, the segment’s sales of disposable tubing sets used with Baxter pumps (including COLLEAGUE pumps) increased during the first quarter of 2006.

Anesthesia
The primary reason for the decrease in sales in this product line during the first quarter of 2006 was the decline in both sales volume and pricing of generic propofol due to additional competition. Partially offsetting this sales decline were strong sales of SUPRANE (Desflurane, USP), an inhaled anesthetic agent, and increased sales of multi-source generic products in the United States, which were driven by the continued launch of a new vial product, ceftriaxone, as well as sevoflurane.
Other
This category primarily includes other hospital-distributed products in international markets. The decline in sales during 2006 was largely due to the continued exit of certain lower-margin distribution businesses outside the United States.
BioScience
Sales in the BioScience segment increased 11% during the first quarter of 2006 (net of a 4 percentage point decline relating to the unfavorable impact of foreign currency fluctuations).
The following is a summary of sales by significant product line.

	Three months ended
	March 31,		Percent
(in millions)	2006	2005	change

Recombinants	$374	$344	9%
Plasma Proteins	192	170	13%
Antibody Therapy	183	89	106%
BioSurgery	69	66	5%
Transfusion Therapies	124	133	(7%	)
Other	58	100	(42%	)

Total net sales	$1,000	$902	11%

Recombinants
The primary driver of sales growth in the BioScience segment during the first quarter of 2006 was increased sales volume of recombinant Factor VIII products. Factor VIII products are used in the treatment of hemophilia A, which is a bleeding disorder caused by a deficiency in blood clotting Factor VIII. Sales growth was fueled by the continuing adoption by customers of the advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM. Sales of ADVATE totaled approximately $170 million in the first quarter of 2006, as compared to approximately $120 million in the first quarter of 2005.
Plasma Proteins
The Plasma Proteins product line includes plasma-derived hemophilia, albumin and certain other specialty therapeutics, including FEIBA, an anti-inhibitor coagulant complex, and ARALAST (alpha1-proteinase inhibitor (human)) for the treatment of hereditary emphysema. The primary driver of the increase in sales in the Plasma Proteins product line in the first quarter of 2006 was increased volume due to the 2005 plasma procurement agreement with the American Red Cross (ARC). Effective at the beginning of the third quarter of 2005, the company and the ARC terminated their contract manufacturing agreement (which is reported in the Other product line) and replaced it with a plasma procurement agreement. In addition, pricing improved across the plasma-based products portfolio in the first quarter of 2006 as compared to the prior year quarter.
Antibody Therapy
Higher sales of IVIG (intravenous immunoglobulin), which is used in the treatment of immune deficiencies, fueled sales growth during the first quarter of 2006, with pricing in the United States continuing to improve, and with customers converting to the liquid formulation of the product. The company launched its liquid formulation of IVIG in the United States in September 2005. Because it does not need to be reconstituted prior to infusion, the liquid formulation offers added convenience for clinicians and patients. Sales volume in this product line also increased in 2006 as a result of the new procurement agreement with the ARC in mid-2005 (as discussed above). In addition, sales of WinRho SDF [Rho(D) Immune Globulin Intravenous (Human)], which is a product used to treat a critical bleeding disorder, contributed to the product line’s sales growth in the first quarter of 2006. The company acquired the U.S. marketing and distribution rights relating to this product at the end of the first quarter of 2005. The company launched the liquid formulation of WinRho during the first quarter of 2006.
BioSurgery
This product line includes plasma-based and non-plasma-based products for hemostasis, wound-sealing and tissue regeneration. Growth in the first quarter of 2006 was principally driven by increased sales of FloSeal and CoSeal.
Transfusion Therapies
The transfusion therapies product line includes products and systems for use in the collection and preparation of blood and blood components. Sales volume and pricing continued to be unfavorably impacted in the first quarter of 2006 by consolidation by customers in the plasma industry.
Other
Other BioScience products primarily consist of vaccines and sales of plasma to third parties. Sales in 2005 included the above-mentioned ARC contract manufacturing revenues. The decline in sales in this product line was principally due to the termination of the contract manufacturing agreement with the ARC in mid-2005, as well as a decline in sales of plasma to third parties as a result of management’s decision to exit certain lower-margin contracts. Partially offsetting these declines were increased sales of certain vaccines, particularly FSME Immun (for the prevention of tick-borne encephalitis). Sales of vaccines fluctuate from period to period based on the timing of government tenders.
Renal
Sales in the Renal segment decreased 2% during the first quarter of 2006 (including a decline of 3 percentage points relating to the unfavorable impact of foreign currency fluctuations).
The following is a summary of sales by significant product line.

	Three months ended
	March 31,		Percent
(in millions)	2006	2005	change

PD Therapy	$388	$377	3%
HD Therapy	105	126	(17%	)

Total net sales	$493	$503	(2%	)

PD Therapy
Peritoneal dialysis, or PD Therapy, is a dialysis treatment method for end-stage renal disease. PD Therapy, which is used primarily at home, uses the peritoneal membrane, or abdominal lining, as a natural filter to remove waste from the bloodstream. Excluding the unfavorable impact of foreign currency fluctuations, the sales growth during the first quarter of 2006 was primarily driven by an increased number of patients in all major markets, especially in Latin America and Asia, as well as improved pricing. Increased penetration of PD Therapy products continues to be strong in emerging markets, where many people with end-stage renal disease are currently under-treated.
HD Therapy
Hemodialysis, or HD Therapy, is another form of end-stage renal disease dialysis therapy, which is generally performed in a hospital or outpatient center. HD Therapy works by removing wastes and fluid from the blood by using a machine and a filter, also known as a dialyzer. The sales decline during the first quarter of 2006 was principally due to the divestiture of the Renal Therapy Services (RTS) business in Taiwan at the end of the first quarter of 2005. Revenues relating to this business totaled approximately $20 million during the first quarter of 2005. In addition, sales declined due to the decision in 2005 to discontinue the manufacture of HD instruments. Refer to the 2005 Annual Report for further information.
GROSS MARGIN AND EXPENSE RATIOS

	Three months ended
	March 31,
	2006	2005	Change

Gross margin	43.7%	40.7%	3.0 pts.
Marketing and administrative expenses	21.8%	20.3%	1.5 pts.

Gross Margin
The improvement in gross margin in the first quarter of 2006 was principally driven by an improved mix of sales, with increased sales of higher-margin recombinant products, largely the result of the continued adoption by customers of ADVATE, and improved pricing for IVIG and certain other products. These improvements were partially offset by the impact of generic competition and an $18 million COLLEAGUE pump-related expense, principally associated with additional warranty and other commitments made to customers during the quarter.
Marketing and Administrative Expenses
Approximately one-third of the increase in the marketing and administrative expense ratio during the first quarter of 2006 resulted from the adoption of SFAS No. 123-R on January 1, 2006. The remainder of the increase in the ratio was principally due to increased spending in the BioScience segment relating to new marketing programs and product launches. Partially offsetting these increases were cost savings relating to the company’s restructuring initiatives.

RESEARCH AND DEVELOPMENT

	Three months ended
	March 31,		Percent
(in millions)	2006	2005	change

Research and development (R&D) expenses	$138	$133	4%
As a percent of sales	5.7%	5.6%

R&D expenses increased during the first quarter of 2006, with increased spending on R&D projects across all three segments. Refer to the 2005 Annual Report for a discussion of the company’s R&D pipeline.
RESTRUCTURING PROGRAM
During 2004, the company recorded a $543 million restructuring charge principally associated with management’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. The charge was primarily for severance and costs associated with the closing of facilities (including the closure of additional plasma collection centers) and the exiting of contracts. These actions included the elimination of over 4,000 positions, or 8% of the global workforce, as management reorganized and streamlined the company.
Refer to Note 3 for further information, including reserve utilization and headcount eliminations through March 31, 2006. The cash expenditures are being funded with cash generated from operations. Management’s original estimates of the benefits of the program are unchanged.
NET INTEREST EXPENSE
Net interest expense decreased $13 million, or 42%, during the first quarter of 2006, principally due to a lower average debt level. Refer to the 2005 Annual Report for a discussion of debt retirements during the fourth quarter of 2005. Also, as discussed below, during the first quarter of 2006, certain maturing debt was paid down using a portion of the $1.25 billion cash proceeds received upon settlement of the equity units purchase contracts in February 2006.
OTHER EXPENSE, NET
Other expense, net was $16 million during the first quarter of 2006 and $24 million in the first quarter of 2005. Other income and expense in both periods principally included amounts relating to foreign exchange, minority interests and equity method investments, with the decline in expense in 2006 primarily relating to foreign exchange.
PRE-TAX INCOME
Refer to Note 6 for a summary of financial results by segment. Certain items are maintained at the company’s corporate level and are not allocated to the segments. These items primarily include net interest expense, certain foreign currency fluctuations, the majority of the foreign currency and interest rate hedging activities, stock compensation expense, income and expense related to certain non-strategic investments, corporate headquarters costs, certain employee benefit plan costs, certain nonrecurring gains and losses and certain special charges (such as restructuring and certain asset impairments). The following is a summary of significant factors impacting the segments’ financial results.

Medication Delivery
Pre-tax income decreased 23% during the first quarter of 2006. The primary driver of the decline was the company’s continuing to hold shipments of new COLLEAGUE pumps (which began in July 2005), as well as the above-mentioned $18 million expense in the first quarter of 2006, which was principally associated with additional warranty and other commitments made to customers during the quarter. In addition, the lower pre-tax earnings were a result of generic competition for certain products, the impact of the significant order in the first quarter of 2005 by the U.S. government related to its biodefense program, and higher R&D spending. Partially offsetting these items were the continued benefits from restructuring initiatives.
BioScience
Pre-tax income increased 42% during the first quarter of 2006. The primary driver of the increase was the strong sales of higher-margin recombinant products, which was fueled by the continued adoption of ADVATE. Also contributing to the increased pre-tax earnings was improved pricing in certain product lines, such as IVIG, as well as restructuring-related benefits. Partially offsetting this growth was the impact of higher spending on new marketing programs and product launches, as well as increased R&D spending.
Renal
Pre-tax income decreased 7% during the first quarter of 2006. The decrease was principally due to higher R&D spending and lower sales of HD Therapy products.
Other
As mentioned above, certain income and expense amounts are not allocated to the segments. These amounts are detailed in the table in Note 6 and include net interest expense, certain foreign currency fluctuations and hedging activities, stock compensation expense and other corporate items. Refer to the discussion above regarding the change in net interest expense and stock compensation expense from the first quarter of 2005 to the first quarter of 2006. The expense associated with foreign currency fluctuations and hedging activities declined from 2005 to 2006 principally due to reduced expenses related to the company’s cash flow hedges. There was no significant change in the total of other corporate items from 2005 to 2006.
INCOME TAXES
The effective income tax rate was 20.3% in the first quarter of 2006 and 24.8% in the first quarter of 2005. The company’s effective income tax rate has declined over the last year principally due to ongoing improvements to the company’s geographic product sourcing.
INCOME AND EARNINGS PER DILUTED SHARE FROM CONTINUING OPERATIONS
Income from continuing operations of $282 million, or $0.43 per diluted share, for the first quarter of 2006 increased 26% from the $224 million, or $0.36 per diluted share, reported in the prior year quarter. The significant factors and events contributing to the growth are discussed above.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies as of December 31, 2005 is included in Note 1 to the company’s consolidated financial statements in the 2005 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2005 Annual Report.
The company adopted SFAS No. 123-R effective January 1, 2006. The following is a summary of the critical judgments and estimates made by management in applying these new accounting rules. Refer to Note 4 for further information regarding this new accounting standard.
STOCK-BASED COMPENSATION PLANS
Under SFAS No. 123-R, stock compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. Determining the appropriate fair value model to use requires judgment. Determining the assumptions that enter into the model is highly subjective and also requires judgment, including long-term projections regarding stock price volatility, employee exercise, post-vesting termination, and pre-vesting forfeiture behaviors, interest rates and dividend yields. Management used the guidance outlined in Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB No. 107) relating to SFAS No. 123-R in selecting a model and developing assumptions.
The company has historically used the Black-Scholes model for estimating the fair value of stock options in providing the pro forma fair value method disclosures pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). After a review of alternatives, the company decided to continue to use this model for estimating the fair value of stock options as it meets the fair value measurement objective of SFAS No. 123-R.
Under SFAS No 123-R, the company’s expected volatility assumption is based on an equal weighting of the historical volatility of Baxter’s stock and the implied volatility from traded options on Baxter’s stock. Management arrived at this expected volatility assumption based on a consideration and weighting of the factors outlined in SAB No. 107. The expected life assumption is primarily based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. The forfeiture rate used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns. In finalizing its assumptions, management also reviewed comparable companies’ assumptions, as available in published surveys and in publicly available financial filings.
The use of different assumptions would result in different amounts of stock compensation expense. Holding all other variables constant, the indicated change in each of the assumptions below increases or decreases the fair value of an option (and hence, expense), as follows:

Assumption	Change to Assumption	Impact on Fair Value of Option
Expected volatility	Higher	Higher
Expected life	Higher	Higher
Risk-free interest rate	Higher	Higher
Dividend yield	Higher	Lower

The pre-vesting forfeitures assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeitures assumption would not impact the total amount of expense ultimately recognized over the vesting period. Different forfeitures assumptions would only impact the timing of expense recognition over the vesting period. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.
The fair value of an option is particularly impacted by the expected volatility and expected life assumptions. In order to understand the impact of changes in these assumptions on the fair value of an option, management performed sensitivity analyses. Holding all other variables constant, if the expected volatility assumption used in valuing the stock options granted in the first quarter 2006 was increased by 100 basis points, the fair value of a stock option relating to one share of common stock would increase by approximately 2%, from $11.33 to $11.61. Holding all other variables constant (including the expected volatility assumption), if the expected term assumption used in valuing the stock options granted in the first quarter of 2006 was increased by one year, the fair value of a stock option relating to one share of common stock would increase by approximately 8%, from $11.33 to $12.24.
Management is not able to estimate the probability of actual results differing from expected results, but believes the company’s assumptions are appropriate, based upon the requirements of SFAS No. 123-R, the guidance included in SAB No. 107, and the company’s historical and expected future experience.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operating activities
Cash flows from operating activities increased during the first quarter of 2006. The increase in cash flows in 2006 was primarily due to higher earnings (before non-cash items), improved working capital management, lower payments related to restructuring programs, and lower contributions to the company’s pension plans, partially offset by the impact of cash inflows in the first quarter of 2005 relating to the settlements of certain mirror cross-currency swaps.
Accounts Receivable
Cash flows relating to accounts receivable decreased slightly during 2006. Days sales outstanding declined from 59.2 days at March 31, 2005 to 54.8 days at March 31, 2006, partially due to continued improvement in the collection of international receivables. Proceeds from the factoring of receivables increased, while net cash outflows relating to the company’s securitization arrangements totaled $33 million during the first quarter of 2006 (as detailed in Note 2).
Inventories
The following is a summary of inventories at March 31, 2006 and December 31, 2005, as well as inventory turns for the first quarter of 2006 and 2005, by segment.

	Inventories		Annualized inventory turns
	March 31,	December 31,	for the three months ended March 31,
(in millions, except inventory turn data)	2006	2005	2006	2005

BioScience	$1,110	$1,102	1.73	1.54
Medication Delivery	694	624	3.19	3.91
Renal	202	199	4.86	3.89

Total	$2,006	$1,925	2.55	2.57

Inventory turns in the first quarter of 2006 were relatively flat as compared to the prior year, as improved performances in the BioScience and Renal segments were offset by a decline in turns in the Medication Delivery segment. The lower inventory turns in the Medication Delivery segment were partially due to the above-mentioned sales hold on COLLEAGUE pumps, as well as to support the launch of sevoflurane.
Other
Other cash outflows decreased in the first quarter of 2006 as compared to the prior year quarter. Contributing to the decrease in cash outflows were reduced payments related to the company’s restructuring program, with payments declining $24 million, from $43 million in the first quarter of 2005 to $19 million in the first quarter of 2006. Contributions to the company’s pension plans also declined, with a contribution to a non-U.S. plan of $31 million during the first quarter of 2006, as compared to a contribution to the U.S. and Puerto Rico plans of $100 million during the prior year quarter. Partially offsetting these and other declines was the impact of a $58 million cash inflow related to the settlement of certain mirror cross-currency swaps during the first quarter of 2005. There were no settlements of cross-currency swaps during the first quarter of 2006. Refer to the 2005 Annual Report for further information regarding these swaps.
Cash flows from investing activities
Capital Expenditures
Capital expenditures increased $11 million during the first quarter of 2006, from $65 million in 2005 to $76 million in 2006. The company is investing in various multi-year capital projects across its three segments, including ongoing projects to upgrade facilities or increase manufacturing capacity for drug delivery, plasma-based (including antibody therapy) and other products. Two of the significant projects include the expansion of the company’s manufacturing facility in Bloomington, Indiana and the upgrade of the company’s plasma fractionation facility in Los Angeles, California.
Divestitures and Other
Net cash inflows relating to divestitures and other activities totaled $11 million during the first quarter of 2006 and $49 million during the first quarter of 2005. The 2006 total principally related to cash collections on retained interests associated with securitization arrangements. The 2005 total principally related to the collection of a loan from Cerus Corporation, a company in which Baxter owns approximately 1% of the common stock, and cash proceeds relating to the divestiture of the Renal segment’s RTS business in Taiwan.
Cash flows from financing activities
Debt Issuances, Net of Payments of Obligations
Net cash outflows relating to debt and other financing obligations totaled $928 million during the first quarter of 2006. Using the cash proceeds from the settlement of the equity units purchase contracts (further discussed below), the company paid down maturing debt during the quarter. In the first quarter of 2005, a net cash inflow of $28 million was generated from debt issuances, net of payments of obligations. Included in the net total for 2005 was $312 million in cash outflows associated with the settlement of certain of the company’s cross-currency swap agreements. Refer to further discussion below.

Other Financing Activities
Cash dividend payments, which totaled $363 million in the first quarter of 2006, increased from the prior year quarter due to a higher number of common shares outstanding, and were funded with cash generated from operations. Cash received for stock issued under employee stock plans decreased by $9 million, from $53 million in the first quarter of 2005 to $44 million in the first quarter of 2006, primarily due to a lower cash receipts relating to employee stock purchase plans.
In February 2006 the company issued 35 million shares of common stock for $1.25 billion in conjunction with the settlement of the purchase contracts included in the company’s equity units. Management is using these proceeds to pay down maturing debt, for stock repurchases, and for other general corporate purposes. Refer to the 2005 Annual Report for further information regarding the equity units.
Stock repurchases totaled $171 million in the first quarter of 2006. There were no stock repurchases during the first quarter of 2005. As authorized by the board of directors, from time to time the company repurchases its stock on the open market depending upon the company’s cash flows, net debt level and current market conditions. The repurchases during the first quarter of 2006 were made pursuant to the board of directors’ October 2002 $500 million authorization. At March 31, 2006, $72 million remained available under this authorization. In February 2006, the board of directors authorized the repurchase of an additional $1.5 billion of the company’s common stock. No shares have been repurchased under this authorization.
CREDIT FACILITIES, ACCESS TO CAPITAL, AND COMMITMENTS
Refer to the 2005 Annual Report for further discussion of the company’s credit facilities, access to capital, and commitments and contingencies.
Credit facilities
The company had $881 million of cash and equivalents at March 31, 2006. The company also maintains three primary revolving credit facilities, which totaled $2 billion at March 31, 2006. One of the facilities totals $640 million and matures in October 2007, another facility totals $800 million and matures in September 2009, and the third facility, which is denominated in Euros, totals $610 million and matures in January 2008. The facilities enable the company to borrow funds in U.S. Dollars, Euros or Swiss Francs on an unsecured basis at variable interest rates. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a quarterly minimum interest coverage ratio. At March 31, 2006, the company was in compliance with the financial covenants in these agreements. At March 31, 2006, there was $244 million in borrowings under the $610 million Euro-denominated credit facility. The borrowings bear interest at a variable rate and are repayable at any time, in whole or in part, through the maturity date of the revolving facility. There were no other borrowings outstanding under the company’s primary credit facilities at March 31, 2006.
Access to capital
Management intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt or common stock. As of March 31, 2006, the company has $399 million of shelf registration statement capacity available for the issuance of debt, common stock or other securities.

The company’s ability to generate cash flows from operations, issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms could be adversely affected if there is a material decline in the demand for the company’s products, deterioration in the company’s key financial ratios or credit ratings, or other significantly unfavorable changes in conditions. Management believes the company has sufficient financial flexibility in the future to issue debt, enter into other financing arrangements, and attract long-term capital on acceptable terms to support the company’s growth objectives.
LEGAL CONTINGENCIES
Refer to Note 5 for a discussion of the company’s legal contingencies. Upon resolution of any of these uncertainties, the company may incur charges in excess of presently established liabilities. While the liability of the company in connection with the claims cannot be estimated with any certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments or enter into material settlements of claims.
COLLEAGUE MATTER
The company has held shipments of COLLEAGUE infusion pumps since July 2005. Please see the company’s 2005 Annual Report at pages 42-43 for a description of recalls designated by the U.S. Food and Drug Administration (FDA) as “Class I,” the FDA’s highest priority, as well as a description of deaths and serious injuries that may have been associated with the product. In October 2005, the FDA seized approximately 6,000 Baxter-owned COLLEAGUE pumps, as well as 850 SYNDEO PCA syringe pumps, which were on hold at two facilities in Northern Illinois. The seizure did not affect customer-owned pumps. Litigation relating to the seizure is described in Note 5.
Although the company is working to resolve these infusion pump issues with the FDA and in the related seizure litigation, the company nevertheless remains subject to administrative and legal actions. These actions include product recalls, additional product seizures, injunctions to halt manufacture and distribution, restrictions on the company’s operations, civil sanctions, including monetary sanctions, and criminal sanctions. Any of these actions could have an adverse effect on the company’s business and subject the company to additional regulatory actions and costly litigation. While, as further described in Note 3, the company has provided COLLEAGUE customers with additional warranty and other commitments, there can be no assurance that sales of disposables used with COLLEAGUE pumps or any other products may not be adversely affected as the company works to resolve these issues. The company continues to work with the FDA with respect to its observations and investigations of these issues and remains committed to enhancing quality systems and processes across the company. Please see “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2005 for additional discussion of COLLEAGUE matters.
NEW ACCOUNTING STANDARDS
During the first quarter of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS No. 155) and

SFAS No. 156, “Accounting for Servicing of Financial Instruments — an amendment of FASB Statement No. 140” (SFAS No. 156). SFAS No. 155 requires that interests in securitized financial assets be evaluated to determine whether they contain embedded derivatives, and permits the accounting for any such hybrid financial instruments as single financial instruments at fair value with changes in fair value recognized directly in earnings. SFAS No. 156 specifies that servicing assets or liabilities recognized upon the sale of financial assets must be initially measured at fair value, and subsequently either measured at fair value or amortized in proportion to and over the period of estimated net servicing income or loss. The company plans to adopt both standards on January 1, 2007. Management is in the process of analyzing the new standards.
FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including accounting estimates, expectations with respect to restructuring activities, statements with respect to infusion pumps and other regulatory matters, sales and pricing forecasts, litigation outcomes, future costs relating to HD instruments, developments with respect to credit and credit ratings, including the adequacy of credit facilities, estimates of liabilities, statements regarding future capital expenditures, the expected net-to-debt capital ratio, the sufficiency of the company’s financial flexibility, and the expected impact of the implementation of SFAS No. 123-R, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:
•	future actions of regulatory bodies and other government authorities, including the FDA and foreign counterparts, that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions and monetary sanctions, including with respect to the company’s infusion pumps;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, litigation, or declining sales;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	demand for and market acceptance risks for new and existing products, such as ADVATE, and other technologies;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	the ability to enforce patents;

•	patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	reimbursement policies of government agencies and private payers;

•	the company’s ability to realize in a timely manner the anticipated benefits of restructuring initiatives;

•	foreign currency fluctuations;

•	change in credit agency ratings; and

•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described under the caption “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2005, all of which are available are on the company’s website.
Actual results may differ materially from those projected in the forward-looking statements. The company does not undertake to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Currency risk
Refer to the caption “Financial Instrument Market Risk” in the company’s 2005 Annual Report. As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange forward and option contracts outstanding at March 31, 2006, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $11 million with respect to those contracts would increase by $65 million.
With respect to the company’s cross-currency swap agreements (including the outstanding mirror swaps), if the U.S. Dollar uniformly weakened by 10%, on a net-of-tax basis, the net liability balance of $410 million with respect to those contracts outstanding at March 31, 2006 would increase by $85 million. Any increase or decrease in the fair value of cross-currency swap agreements designated as hedges of the net assets of foreign operations relating to changes in spot currency exchange rates is offset by the change in the value of the hedged net assets relating to changes in spot currency exchange rates. With respect to the portion of the cross-currency swap portfolio that is no longer designated as a net investment hedge, but is fixed via the mirror swaps, as the fair value of this fixed portion of the portfolio decreases, the fair value of the mirror swaps increases by an approximately offsetting amount, and vice versa.
The sensitivity analysis model recalculates the fair value of the foreign currency forward, option and cross-currency swap contracts outstanding at March 31, 2006 by replacing the actual exchange rates at March 31, 2006 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Financial Instrument Market Risk” in the company’s 2005 Annual Report. There were no significant changes during the first quarter of 2006.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.
Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2006.
Changes in Internal Control over Financial Reporting
There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2006 and 2005 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2006, and the related condensed consolidated statements of income and of cash flows for each of the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Note 1 to the condensed consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123-R, “Share Based Payment.”
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 1, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
May 2, 2006

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 5 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the first quarter of 2006.
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number	Average	Shares Purchased as	May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program (1)	Programs (1) (2)

January 1, 2006 through January 31, 2006
February 1, 2006 through February 28, 2006	502,800	$38.23	502,800
March 1, 2006 through March 31, 2006	3,957,795	38.34	3,957,795

Total	4,460,595	$38.33	4,460,595	$1.572 billion

(1)	In November 2002 the company announced that its board of directors authorized the company to repurchase up to $500 million of its common stock on the open market, of which $428 million (approximately 9.6 million shares) has been repurchased to date. During the first quarter of 2006, the company repurchased $171 million, or approximately 4.5 million shares, under this program. The program does not have an expiration date.

(2)	In February 2006, the company announced that its board of directors authorized the company to repurchase up to $1.5 billion of its common stock on the open market. There have been no repurchases under this program to date. The program does not have an expiration date.

The total dollar value of shares that may be repurchased under the two programs at March 31, 2006 is as follows:

October 2002 authorization	$72 million
February 2006 authorization	1,500 million

Total	$1,572 million

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.

(Registrant)

Date: May 3, 2006	By:	/s/ John J. Greisch

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