Form 10-Q
period 2006-06-30
BAXTER INTERNATIONAL INC
filed 2006-08-01
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 27, 2006 was 652,387,915 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$2,649	$2,577	$5,058	$4,960
Cost and expenses
Cost of goods sold	1,494	1,541	2,851	2,955
Marketing and administrative expenses	582	537	1,108	1,020
Research and development expenses	146	133	284	266
Restructuring adjustments	—	(104)	—	(104)
Net interest expense	10	33	28	64
Other expense, net	19	25	35	49

Total costs and expenses	2,251	2,165	4,306	4,250

Income from continuing operations before income taxes	398	412	752	710
Income tax expense	89	88	161	162

Income from continuing operations	309	324	591	548
Discontinued operations	—	(2)	—	—

Net income	$309	$322	$591	$548

Earnings per basic common share
Continuing operations	$0.47	$0.52	$0.91	$0.88
Discontinued operations	—	—	—	—

Net income	$0.47	$0.52	$0.91	$0.88

Earnings per diluted common share
Continuing operations	$0.47	$0.51	$0.90	$0.88
Discontinued operations	—	—	—	—

Net income	$0.47	$0.51	$0.90	$0.88

Weighted average number of common shares outstanding
Basic	654	621	648	620

Diluted	659	626	654	624

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		June 30,	December 31,
		2006	2005

Current assets	Cash and equivalents	$ 1,061	$ 841
	Accounts and other current receivables	1,754	1,766
	Inventories	2,020	1,925
	Other current assets	592	584

	Total current assets	5,427	5,116

Property, plant and equipment, net		4,159	4,144

Other assets	Goodwill	1,581	1,552
	Other intangible assets	487	494
	Other	1,353	1,421

	Total other assets	3,421	3,467

Total assets		$13,007	$12,727

Current liabilities	Short-term debt	$ 59	$ 141
	Current maturities of long-term debt and lease obligations	56	783
	Accounts payable and accrued liabilities	2,846	3,241

	Total current liabilities	2,961	4,165

Long-term debt and lease obligations		2,244	2,414

Other long-term liabilities		1,937	1,849

Commitments and contingencies

Shareholders’ equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2006 and 648,483,996 shares in 2005	683	648
	Common stock in treasury, at cost, 31,106,337 shares in 2006 and 23,586,172 shares in 2005	(1,393)	(1,150)
	Additional contributed capital	4,627	3,446
	Retained earnings	3,442	2,851
	Accumulated other comprehensive loss	(1,494)	(1,496)

	Total shareholders’ equity	5,865	4,299

Total liabilities and shareholders’ equity		$13,007	$12,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Six months ended
		June 30,
			2005
		2006	(revised)

Cash flows from operating activities	Net income	$ 591	$ 548
	Adjustments
	Depreciation and amortization	285	292
	Deferred income taxes	18	119
	Stock compensation	38	4
	Infusion pump charges	76	77
	Restructuring adjustments	—	(104)
	Other	22	26
	Changes in balance sheet items
	Accounts and other current receivables	15	35
	Inventories	(50)	90
	Accounts payable and accrued liabilities	(137)	(342)
	Restructuring payments	(25)	(73)
	Other	15	106

	Cash flows from operating activities	848	778

Cash flows from investing activities	Capital expenditures	(198)	(163)
	Divestitures and other	25	49

	Cash flows from investing activities	(173)	(114)

Cash flows from financing activities	Issuances of debt	83	41
	Payments of obligations	(1,042)	(443)
	Increase in debt with maturities of three months or less, net	—	312
	Common stock cash dividends	(363)	(359)
	Proceeds from stock issued under employee benefit plans	75	90
	Issuances of common stock	1,249	—
	Purchases of treasury stock	(392)	—

	Cash flows from financing activities	(390)	(359)

Effect of currency exchange rate changes on cash and equivalents		(65)	14

Increase in cash and equivalents		220	319
Cash and equivalents at beginning of period		841	1,109

Cash and equivalents at end of period		$1,061	$1,428

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
Revision to prior year statement of cash flows
The condensed consolidated statement of cash flows for the six months ended June 30, 2005 has been revised to combine cash flows from discontinued operations with cash flows from continuing operations for each line in the operating activities section. Previously, all cash flows from discontinued operations were presented in one line within the operating activities section of the statement. Also, the 2005 condensed consolidated statement of cash flows has been revised to begin the operating activities section with net income. Previously, the operating activities section reconciled from income from continuing operations. These revisions had no impact on previously reported total company cash flows from operating activities, or cash flows from investing and financing activities.
New accounting standards
During the first quarter of 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155) and SFAS No. 156, “Accounting for Servicing of Financial Instruments – an amendment of FASB Statement No. 140” (SFAS No. 156). SFAS No. 155 requires that interests in securitized financial assets be evaluated to determine whether they contain embedded derivatives, and permits the accounting for any such hybrid financial instruments as single financial instruments at fair value with changes in fair value recognized directly in earnings. SFAS No. 156 specifies that servicing assets or liabilities recognized upon the sale of financial assets must be initially measured at fair value, and subsequently either measured at fair value or amortized in proportion to and over the period of estimated net servicing income or loss. The company is in the process of analyzing the new standards and plans to adopt both standards on January 1, 2007.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN No. 48), which will be effective for the company on January 1, 2007. FIN No. 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The company is in the process of analyzing this new standard.
2. SUPPLEMENTAL FINANCIAL INFORMATION
Net pension and other postemployment benefits expense
The following is a summary of net expense relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Pension benefits
Service cost	$23	$20	$45	$41
Interest cost	44	40	87	81
Expected return on plan assets	(50)	(42)	(99)	(85)
Amortization of net loss, prior service cost and transition obligation	29	21	58	42

Net pension plan expense	$46	$39	$91	$79

OPEB
Service cost	$1	$1	$3	$3
Interest cost	8	7	15	15
Amortization of net loss and prior service cost	2	1	3	4

Net OPEB plan expense	$11	$9	$21	$22

Net interest expense
Net interest expense consisted of the following.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Interest expense, net of capitalized interest	$18	$43	$45	$84
Interest income	(8)	(10)	(17)	(20)

Net interest expense	$10	$33	$28	$64

Comprehensive income
Total comprehensive income was $286 million and $153 million for the three months ended June 30, 2006 and 2005, respectively, and $593 million and $400 million for the six months ended June 30, 2006 and 2005, respectively. The increase in comprehensive income in 2006 was principally due to favorable currency translation adjustments.

Effective tax rate
The company’s effective income tax rate was 22.4% and 21.4% in the second quarter of 2006 and 2005, respectively, and 21.4% and 22.8% in the six-month periods ended June 30, 2006 and 2005, respectively. The effective income tax rates in both 2006 and 2005 were impacted by unusual or nonrecurring items, which were tax-effected at varying rates, depending on the particular tax jurisdictions. The decline in the effective income tax rate in the year-to-date period was also due to continued improvements to the company’s geographic product and sales sourcing, which are key drivers of the rate.
The company has ongoing tax audits in the United States (federal and state) and international jurisdictions, including Brazil, Finland, France, Japan, Italy and Belgium. In the opinion of management, the company has recorded adequate tax reserves for all years subject to examination. However, effective tax rates in future periods could vary based on the ultimate resolution of the tax audits.
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
Employee stock options to purchase 46 million and 31 million shares for the second quarter of 2006 and 2005, respectively, and 43 million and 31 million for the six-month periods ended June 30, 2006 and 2005, respectively, were not included in the computation of diluted EPS because the assumed proceeds were greater than the average market price of the company’s common stock. When applying the treasury stock method, assumed proceeds include both the employee’s purchase price as well as any measured but not yet recognized stock compensation cost.
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
The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Basic shares	654	621	648	620
Effect of dilutive securities
Employee stock options	5	4	5	4
Equity unit purchase contracts and other	—	1	1	—

Diluted shares	659	626	654	624

Inventories
Inventories consisted of the following.

	June 30,	December 31,
(in millions)	2006	2005

Raw materials	$493	$435
Work in process	644	614
Finished products	883	876

Total inventories	$2,020	$1,925

Property, plant and equipment, net

	June 30,	December 31,
(in millions)	2006	2005

Property, plant and equipment, at cost	$8,041	$7,878
Accumulated depreciation and amortization	(3,882)	(3,734)

Property, plant and equipment, net	$4,159	$4,144

Goodwill
Goodwill at June 30, 2006 totaled $875 million for the Medication Delivery segment, $571 million for the BioScience segment and $135 million for the Renal segment. Goodwill at December 31, 2005 totaled $855 million for the Medication Delivery segment, $564 million for the BioScience segment and $133 million for the Renal segment. The change in the goodwill balance from December 31, 2005 to June 30, 2006 for each segment related to foreign currency fluctuations.
Other intangible assets
The following is a summary of the company’s intangible assets subject to amortization at June 30, 2006 and December 31, 2005.

	Developed	Manufacturing,
	technology,	distribution and
(in millions, except amortization period data)	including patents	other contracts	Other	Total

June 30, 2006
Gross intangible assets	$807	$34	$85	$926
Accumulated amortization	395	17	34	446

Net intangible assets	$412	$17	$51	$480

Weighted-average amortization period (in years)	15	9	20	16

December 31, 2005
Gross intangible assets	$784	$34	$82	$900
Accumulated amortization	368	15	30	413

Net intangible assets	$416	$19	$52	$487

Weighted-average amortization period (in years)	15	8	18	15

The amortization expense for these intangible assets was $13 million and $15 million for the three months ended June 30, 2006 and 2005, respectively, and $27 million and $29 million for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, the anticipated annual amortization expense for these intangible assets is $57 million in 2006, $50 million in 2007, $46 million in 2008, $45 million in 2009, $43 million in 2010 and $39 million in 2011.
Securitization arrangements
The company’s securitization arrangements resulted in net cash outflows of $1 million and $34 million for the three months ended June 30, 2006 and 2005, respectively, and $34 million and $86 million for the six months ended June 30, 2006 and 2005, respectively. A summary of the activity is as follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Sold receivables at beginning of period	$420	$539	$451	$594
Proceeds from sales of receivables	349	382	681	738
Cash collections (remitted to the owners of the receivables)	(350)	(416)	(715)	(824)
Effect of currency exchange rate changes	10	(20)	12	(23)

Sold receivables at end of period	$429	$485	$429	$485

Stock issuances and repurchases
Stock Issuances
Refer to the 2005 Annual Report regarding the purchase contracts included in the company’s equity units. The purchase contracts were settled in February 2006, and the company issued 35 million shares of common stock in exchange for $1.25 billion. The company has been using these proceeds to pay down maturing debt, for stock repurchases, and for other general corporate purposes.
Stock Repurchases
As authorized by the board of directors, from time to time the company repurchases its stock on the open market depending upon the company’s cash flows, net debt level and current market conditions. During the three- and six-month periods ended June 30, 2006, the company repurchased 5.9 million shares and 10.4 million shares for $221 million and $392 million, respectively, under the board of directors’ authorizations. In October 2002, the board of directors authorized the company to repurchase up to $500 million of its common stock. No amount remains under this authorization. In February 2006, the board of directors authorized the repurchase of an additional $1.5 billion of the company’s common stock. At June 30, 2006, $1,351 million remained available under this authorization.
3. RESTRUCTURING AND OTHER SPECIAL CHARGES
2004 restructuring charge
In 2004 the company recorded a $543 million pre-tax restructuring charge principally associated with management’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. The charge was primarily for severance and costs associated with the closing of facilities and the exiting of contracts. These actions included the elimination of over 4,000 positions, or 8% of the global workforce, as management reorganized and streamlined the company.

Included in the 2004 charge was $196 million relating to asset impairments, almost all of which was to write down property, plant and equipment. Also included in the 2004 charge was $347 million for cash costs, principally pertaining to severance and other employee-related costs. Refer to the 2005 Annual Report for additional information.
Substantially all of the targeted positions have been eliminated through the second quarter of 2006.
The following table summarizes activity in the company’s restructuring reserves.

	Employee-	Contractual
	related	and other
(in millions)	costs	costs	Total

Charge	$212	$135	$347
Utilization and adjustments in 2004 and 2005	(167)	(87)	(254)

Reserve at December 31, 2005	45	48	93
Utilization	(14)	(4)	(18)

Reserve at March 31, 2006	31	44	75
Utilization	(3)	(1)	(4)

Reserve at June 30, 2006	$28	$43	$71

During the second quarter of 2005, the company recorded a $104 million pre-tax benefit relating to the adjustment of restructuring charges recorded in 2004 and 2003. Refer to the 2005 Annual Report for further information.
The majority of the remaining reserve is expected to be utilized during the remainder of 2006, with the rest of the cash outflows principally relating to certain long-term leases and remaining employee severance payments. The company believes that the restructuring program is substantially complete and that the remaining reserves are adequate. However, remaining cash payments are subject to change as the company completes the execution of the restructuring program.
Restructuring reserve utilization in the six-month period ended June 30, 2006 totaled $25 million, with $22 million relating to the 2004 program (as detailed above) and $3 million relating to a program initiated in 2003, which is substantially complete.
Other special charges
The 2005 and 2006 charges discussed below were classified in cost of goods sold in the company’s consolidated income statements. The actual costs relating to certain of the matters below may differ from the company’s estimates. It is possible that additional charges may be required in future periods, based on new information or changes in estimates.
COLLEAGUE Pump – 2005 and 2006 Charges
The company has held shipments of COLLEAGUE infusion pumps since July 2005. Please refer to the company’s 2005 Annual Report at pages 42-43 for a description of this matter. Refer to Note 5 of these financial statements for a description of related COLLEAGUE legal matters, including the Consent Decree for Condemnation and Permanent Injunction entered into with the United States during the second quarter of 2006.

The company recorded a $77 million pre-tax charge in 2005 for remediation costs associated with correcting design issues related to its COLLEAGUE infusion pump. Included in the $77 million charge was $73 million for cash costs and $4 million relating to asset impairments. The $73 million reserve represented an estimate of the cash expenditures for the materials, labor and freight costs expected to be incurred to remediate these design issues. During the first quarter of 2006, the company recorded an additional $18 million pre-tax expense, of which $7 million related to asset impairments and $11 million related to additional warranty and other commitments made to customers during the quarter. During the second quarter of 2006, the company recorded an additional $76 million pre-tax charge, of which $73 million related to COLLEAGUE infusion pumps and $3 million related to SYNDEO PCA syringe pumps. Included in the $76 million charge was $73 million for cash costs and $3 million relating to asset impairments. The $73 million reserve for cash costs recorded in the second quarter of 2006 related to additional customer accommodations and adjustments to the previously established reserves for remediation costs based on further definition of the potential remediation requirements and the company’s experience remediating pumps outside of the United States. As of June 30, 2006, the company has utilized $14 million of the total reserve for cash costs, with $6 million utilized in the second quarter of 2006.
As discussed further in Note 5, the company is in the process of working with the U.S. Food and Drug Administration (FDA) to develop and execute the remediation plans. Outside of the United States, the remediation has begun on the installed base of pumps.
6060 Infusion Pump – 2005 Charge
The company recorded a $49 million pre-tax charge in 2005 for costs associated with withdrawing its 6060 multi-therapy infusion pump from the market. Included in the $49 million charge was $41 million for cash costs. The charge principally consisted of the estimated costs to provide customers with replacement pumps, with the remainder of the charge related to asset impairments, principally to write off customer lease receivables. The company has utilized $5 million of the reserve for cash costs through June 30, 2006. The majority of the remaining reserve is expected to be utilized by early 2007.
Hemodialysis Instruments – 2005 Charge
The company recorded a $50 million pre-tax charge in 2005 associated with management’s decision to discontinue the manufacture of hemodialysis (HD) instruments, including the company’s Meridian instrument. Included in the $50 million charge was $23 million relating to asset impairments, principally to write down inventory, equipment and other assets used to manufacture HD machines. The remaining $27 million of the charge related to the estimated cash payments associated with providing customers with replacement instruments. The company has utilized $6 million of the reserve for cash costs through the second quarter of 2006. The remainder of the reserve is expected to be utilized in 2006 and 2007.
4. STOCK-BASED COMPENSATION PLANS
Summary
The company has a number of stock-based employee compensation plans, including stock option, stock purchase, restricted stock and restricted stock unit (to be settled in stock) (RSU) plans. Refer to the separate discussions below regarding the nature and terms of each of these plans.

The company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the first and second quarters of 2006 includes the following:
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
Impact of adoption of SFAS No. 123-R in 2006
Stock compensation expense measured in accordance with SFAS No. 123-R totaled $20 million ($14 million on a net-of-tax basis, or $0.02 per basic and diluted share) and $38 million ($26 million on a net-of-tax basis, or $0.04 per basic and diluted share) for the three and six months ended June 30, 2006, respectively. The adoption of SFAS No. 123-R resulted in increased expense of $16 million ($10 million on a net-of-tax basis, or $0.02 per basic and diluted share) and $31 million ($20 million on a net-of-tax basis, or $0.03 per basic and diluted share) for the three and six months ended June 30, 2006, respectively, as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25 (relating to RSU and restricted stock plans only). Approximately $3 million and $4 million of pre-tax expense was recorded under APB No. 25 (relating to RSU and restricted stock plans only) for the three and six months ended June 30, 2005, respectively.
Stock compensation expense is recorded at the corporate headquarters level and is not allocated to the segments. Approximately three-quarters of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of goods sold and research and development expenses. Costs capitalized in the consolidated balance sheet in the second quarter of 2006 were not significant.
Pro forma impact in 2005 had the company applied the fair value provisions of SFAS No. 123
The following table shows net income and EPS had the company applied the fair value method of accounting for stock compensation in accordance with SFAS No. 123 during the second quarter and first six months of 2005 (in millions, except per share data).

	Three months	Six months
	ended	ended
(in millions, except per share data)	June 30, 2005	June 30, 2005

Net income, as reported	$ 322	$ 548
Add:
Stock compensation expense included in reported net income, net of tax	2	2
Deduct:
Total stock compensation expense determined under the fair value method, net of tax	(18)	(30)

Pro forma net income	$ 306	$ 520

Basic EPS
As reported	$0.52	$0.88
Pro forma	$0.49	$0.84

Diluted EPS
As reported	$0.51	$0.88
Pro forma	$0.49	$0.83

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

		Six months ended
	Six months ended	June 30, 2005
	June 30, 2006	(SFAS No. 123
	(SFAS No. 123-R)	Pro forma)

Expected volatility	27.6%	36.2%
Expected life (in years)	5.5	5.5
Risk-free interest rate	4.7%	4.1%
Dividend yield	1.5%	1.6%
Fair value per stock option	$11	$12

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
Stock compensation expense recognized in 2006 is based on awards expected to vest, and therefore has been reduced by estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. Under SFAS No. 123 Pro Forma, the company accounted for forfeitures as they occurred. The cumulative effect of estimating future forfeitures in determining expense, rather than recording forfeitures when they occur, was immaterial.

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
Shares issued as a result of stock option exercises, restricted stock and RSU grants, and employee stock purchase plan purchases are generally issued out of treasury stock. As of June 30, 2006, approximately 22 million authorized shares are available for future awards under the company’s stock-based compensation plans.
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
Stock option activity during 2006 was as follows.

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic
(options and aggregate intrinsic values in thousands)	Options	exercise price	(in years)	value

Outstanding at January 1, 2006	65,986	$37.32
Granted	9,837	38.34
Exercised	(2,371)	27.37
Forfeited	(3,644)	37.61

Outstanding at June 30, 2006	69,808	$37.79	5.7	$206,400

Vested or expected to vest as of June 30, 2006	66,595	$37.86	6.0	$201,978

Exercisable at June 30, 2006	43,914	$39.68	2.9	$133,550

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last trading day of the period. The total intrinsic value of options exercised for the three and six months ended June 30, 2006 was $11 million and $26 million, respectively.
As of June 30, 2006, $141 million of pre-tax unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 1.9 years.
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

The following table summarizes nonvested restricted stock and RSU activity for the first and second quarters of 2006.

	Shares	Weighted-average
	or	grant-date
(shares and share units in thousands)	share units	fair value

Nonvested restricted stock and RSUs at January 1, 2006	870	$34.98
Granted	787	38.27
Vested	(234)	34.77
Forfeited	(140)	35.73

Nonvested restricted stock and RSUs at June 30, 2006	1,283	$37.01

As of June 30, 2006, $38 million of pre-tax unrecognized compensation cost related to restricted stock and RSUs is expected to be recognized as expense over a weighted-average period of 2.2 years.
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
Under SFAS No. 123-R, no compensation expense is recognized for subscriptions that began on or after April 1, 2005. Expense for the first half of 2006 and expected expense in the future relating to subscriptions that began prior to April 1, 2005 is immaterial. During the second quarter of 2006 and 2005, the company issued approximately 167,000 and 223,000 shares, respectively, under these plans. The number of shares under subscription at June 30, 2006 totaled approximately 396,000.
Other
Realized Income Tax Benefits and the Impact on the Statement of Cash Flows
SFAS No. 123-R changes the presentation of realized excess tax benefits associated with exercised stock options in the statement of cash flows. Prior to the adoption of SFAS No. 123-R, such realized tax benefits were required to be presented as an inflow within the operating section of the statement. Under SFAS No. 123-R, such realized tax benefits are presented as an inflow within the financing section of the statement. Due primarily to the company’s current U.S. net operating loss position, no income tax benefits were realized from stock option exercises during the second quarters of 2006 and 2005.
Special Vesting Provisions
The company’s stock options and RSUs provide that if the grantee retires and meets certain age and years of service thresholds, the options or RSUs continue to vest for a period of time after retirement as if the grantee continued to be an employee. In these cases, for awards granted prior to the adoption of SFAS

No. 123-R, expense will be recognized for such awards over the service period, and any unrecognized costs will be accelerated into expense when the employee retires. For awards granted on or after January 1, 2006, expense will be recognized over the period from the grant date to the date the employee would no longer be required to perform services to vest in the award. The difference between the two accounting methods was not material for the quarterly and year-to-date periods ended June 30, 2006 or 2005.
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
Baxter has established reserves for certain of the matters discussed below. The company is not able to estimate the amount or range of any loss for certain of the company’s legal contingencies for which there is no reserve or additional loss for matters already reserved. While the liability of the company in connection with the claims cannot be estimated with any certainty and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments or enter into material settlements of claims.
In addition to the matters described below, the company remains subject to other additional potential administrative and legal actions. With respect to regulatory matters in particular, these actions include product recalls, injunctions to halt manufacture and distribution, other restrictions on the company’s operations, civil sanctions, including monetary sanctions, and criminal sanctions. Any of these actions could have an adverse effect on the company’s business and subject the company to additional regulatory actions and costly litigation. With respect to patents, the company may be exposed to significant litigation concerning patents and products, challenges to the coverage and validity of the company’s patents on products or processes, and allegations that the company’s products infringe patents held by competitors or other third parties. A loss in any of these types of cases could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.
Product Liability
Mammary Implant Litigation
The company is currently a defendant in various courts in a number of lawsuits seeking damages for injuries of various types allegedly caused by silicone mammary implants previously manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by Baxter in 1985, divested its Heyer-Schulte division in 1984. The majority of the claims and lawsuits against the company have been resolved. After concluding a class action settlement with a large group of U.S. claimants, the company will continue to participate in the resolution of class member claims, for which reserves have been established, until 2010. In addition, as of June 30, 2006, Baxter remains a defendant or co-defendant in approximately 27 lawsuits relating to mammary implants brought by claimants who have opted out of, or are not bound by, the class settlement. The company has also established reserves for these lawsuits. Baxter believes that a substantial portion of its liability and defense costs for mammary implant litigation may be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer insolvency.
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
After concluding a class action settlement with a group of U.S. claimants for which all eligible claims have been paid, Baxter remained as a defendant in approximately 90 lawsuits and subject to approximately 125 additional claims. Among the lawsuits, the company and other manufacturers have been named as defendants in approximately 70 lawsuits pending or expected to be transferred to the U.S.D.C. for the Northern District of Illinois on behalf of claimants, who are primarily non-U.S. residents, seeking unspecified damages for HIV or Hepatitis C infections from their use of plasma-based factor concentrates. In March 2005, the District Court denied plaintiff’s motion to certify purported classes. Thereafter, plaintiffs have filed additional lawsuits on behalf of individual claimants outside of the U.S. In December 2005, the District Court granted defendants’ motion to return U.K. claimants to their home jurisdiction. That matter is on appeal.
In addition, through its 1996 acquisition of Immuno International AG (Immuno), the company has unsettled claims and lawsuits for damages for injuries allegedly caused by Immuno’s plasma-based therapies. The typical claim alleges that the individual with hemophilia was infected with HIV or Hepatitis C by factor concentrates. Additionally, the company has received notice of a number of claims arising from Immuno’s vaccines and other biologically derived therapies.
The company believes that a substantial portion of the liability and defense costs related to its plasma-based therapies litigation may be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer insolvency.
Althane Dialyzers Litigation
Baxter was named as a defendant in a number of civil cases seeking unspecified damages for alleged injury or death from exposure to Baxter’s Althane series of dialyzers, which were withdrawn from the market in 2001. All of these suits have been resolved. The Spanish Ministry of Health has previously raised a claim, but a suit has not been filed. Currently, the U.S. government is investigating Baxter’s withdrawal of the dialyzers from the market. In December 2002, Baxter received a subpoena to provide documents to the U.S. Department of Justice and is cooperating fully with the investigation.
Vaccines Litigation
As of June 30, 2006, the company has been named as a defendant, along with others, in approximately 130 lawsuits filed in various state and U.S. federal courts, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or attention deficit disorders as a result of exposure to vaccines for childhood diseases containing the preservative, thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as by other companies.

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
Sevoflurane Litigation
In September 2005, the U.S.D.C. for the Northern District of Illinois ruled that a patent owned by Abbott Laboratories and the Central Glass Company, U.S. Patent No. 5,990,176, was not infringed by Baxter’s generic version of sevoflurane. Abbott and Central Glass have appealed and Baxter has filed a cross-appeal on the validity of the patent. A decision on the appeal and cross-appeal is anticipated in the first half of 2007.
Related actions are pending in various jurisdictions in the United States and abroad. Abbott and Central Glass filed another patent infringement action on two related patents against Baxter in the U.S.D.C. for the Northern District of Illinois. Baxter has filed a motion asserting that judgment of non-infringement should be entered based on the September 2005 decision. In May 2005, Abbott and Central Glass filed suit in the Tokyo District Court on a counterpart Japanese patent. In June 2005, Baxter filed suit in the High Court of Justice in London, England seeking revocation of the U.K. part of the related European patent and a declaration of non-infringement. Trial in this action is expected to commence in late 2006. Parallel opposition proceedings in the European and Japanese Patent Offices seeking to revoke certain versions of the patent are also pending.
GAMMAGARD Liquid Litigation
In June 2005, Talecris Biotherapeutics, Inc. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation as the defendant. The complaint, which seeks injunctive relief, alleges that Baxter’s manufacture and sale of GAMMAGARD liquid infringes U.S. Patent No. 6,686,191. The case is presently pending before the District Court and is in its early stages. Trial is scheduled to commence in July 2007. Related actions are pending in various jurisdictions abroad. Baxter has filed a declaratory judgment action in the High Court of Justice in London, England seeking to invalidate the U.K. part of the related European patent and to receive a judgment of non-infringement, and Talecris has filed a counterclaim for infringement. Baxter has also filed a corresponding action in Belgium. A parallel opposition proceeding in the European Patent Office is also pending.
Alyx Component Collection System Litigation
In December 2005, Haemonetics Corporation filed a lawsuit in the U.S.D.C. for the District of Massachusetts naming Baxter Healthcare Corporation as a defendant. The complaint, which seeks injunctive relief, alleges that Baxter’s Alyx Component Collection System infringes U.S. Patent No. 6,705,983. A scheduling order has been set and trial is expected in 2008.
In addition, Haemonetics filed a demand for arbitration in December 2005 against Baxter Healthcare Corporation, Baxter Healthcare S.A., and Baxter International Inc. with the American Arbitration Association in Boston, Massachusetts. The demand alleges that the Baxter parties breached their obligations under the parties’ technology development agreement related to pathogen inactivation.

Securities Laws
In August 2002, six purported class action lawsuits were filed in the U.S.D.C. for the Northern District of Illinois naming Baxter and its then Chief Executive Officer and then Chief Financial Officer as defendants. These lawsuits, which were consolidated, alleged that the defendants violated the federal securities laws by making misleading statements regarding the company’s financial guidance that allegedly caused Baxter common stock to trade at inflated levels. The Court of Appeals for the Seventh Circuit reversed a trial court order granting Baxter’s motion to dismiss the complaint and the U.S. Supreme Court declined to grant certiorari in March 2005. In February 2006, the trial court denied Baxter’s motion for judgment on the pleadings. In October 2004, a purported class action was filed in the same court against Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s 401(k) plans, breached their fiduciary duties to the plan participants by offering Baxter common stock as an investment option in each of the plans during the period of January 2001 to October 2004. Plaintiff alleges that Baxter common stock traded at artificially inflated prices during this period and seeks unspecified damages and declaratory and equitable relief. In March 2006, the trial court certified a class of plan participants who elected to acquire Baxter common stock through the plans between January 2001 and the present. The court denied defendants’ motion to dismiss but has allowed Baxter to seek an interlocutory appeal of the decision.
In July 2004, a series of four purported class action lawsuits, now consolidated, were filed in the U.S.D.C. for the Northern District of Illinois, in connection with the company’s restatement of its consolidated financial statements, previously announced in July 2004, naming Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors as defendants. The lawsuits allege that the defendants violated the federal securities laws by making false and misleading statements regarding the company’s financial results, which allegedly caused Baxter common stock to trade at inflated levels during the period between April 2001 and July 2004. As of December 2005, the District Court had dismissed the last of the remaining actions. The matter is on appeal. In August and September 2004, three plaintiffs raised similar allegations based on breach of fiduciary duty in separate derivative actions filed against members of the company’s management and directors and consolidated in the Circuit Court of Cook County Illinois. The Circuit Court dismissed those claims in December 2005 on defendants’ motion, and the time for the plaintiffs to appeal has expired. One of the plaintiffs thereafter sent to the company’s board of directors a letter demanding that the company take action to recover sums paid to certain directors and employees, which demand the board of directors has taken under advisement.
Other
On October 12, 2005 the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to affect the seizure of COLLEAGUE and SYNDEO pumps that were on hold in Northern Illinois. Customer-owned pumps were not affected. On June 29, 2006, Baxter Healthcare Corporation, a direct wholly-owned subsidiary of Baxter, entered into a Consent Decree for Condemnation and Permanent Injunction with the United States to resolve this seizure litigation. The Consent Decree outlines the steps the company must take to resume sales of new pumps in the United States. The steps include obtaining FDA approval of the company’s plan to resolve issues with the pumps currently in use in the United States, third-party expert reviews of COLLEAGUE and SYNDEO operations, and other measures to ensure compliance with the FDA’s Quality System Regulations. Additional third party claims may be filed in connection with the COLLEAGUE matter.
The company is a defendant, along with others, in approximately 50 lawsuits brought in various state and U.S. federal courts, which allege that Baxter and other defendants reported artificially inflated average wholesale prices for Medicare and Medicaid eligible drugs. These cases have been brought by private parties on behalf of various purported classes of purchasers of Medicare and Medicaid eligible drugs, as well as by state attorneys general. A number of these cases were consolidated in the U.S.D.C. for the District of Massachusetts for pretrial case management under Multi District Litigation rules. The lawsuits against Baxter include eleven lawsuits brought by state attorneys general, which seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution. In June 2006, Baxter settled the claims brought by the Texas Attorney General related to the unique reimbursement system in Texas. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement. These investigations may result in additional cases being filed by various state attorneys general.
6. SEGMENT INFORMATION
Baxter operates in three segments, each of which is a strategic business that is managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their products and services are as follows:
The Medication Delivery business manufactures intravenous (IV) solutions and administration sets, pre-mixed drugs and drug reconstitution systems, pre-filled vials and syringes for injectable drugs, electronic infusion pumps, and other products used to deliver fluids and drugs to patients. The business also provides IV nutrition solutions, containers and compounding systems and services, general anesthetic agents and critical care drugs, contract manufacturing services, and drug packaging and formulation technologies.
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
The special charges in 2006 and 2005 relating to infusion pumps are reflected in the Medication Delivery segment’s pre-tax income in the table below. The special charge in 2005 relating to hemodialysis instruments is reflected in the Renal segment’s pre-tax income in the table below. Refer to Note 3 for further information.
Financial information for the company’s segments for the three and six months ended June 30 is as follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Net sales
Medication Delivery	$1,012	$1,083	$1,928	$2,061
BioScience	1,121	990	2,121	1,892
Renal	516	504	1,009	1,007

Total	$2,649	$2,577	$5,058	$4,960

Pre-tax income from continuing operations
Medication Delivery	$107	$120	$228	$277
BioScience	379	265	669	469
Renal	108	94	198	191

Total pre-tax income from segments	$594	$479	$1,095	$937

The following is a reconciliation of segment pre-tax income to income from continuing operations before income taxes per the consolidated income statements.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Total pre-tax income from segments	$594	$479	$1,095	$937
Unallocated amounts
Interest expense, net	(10)	(33)	(28)	(64)
Restructuring adjustments	—	104	—	104
Certain foreign currency fluctuations and hedging activities	(11)	(19)	(21)	(43)
Stock compensation	(20)	(3)	(38)	(4)
Other corporate items	(155)	(116)	(256)	(220)

Income from continuing operations before income taxes	$398	$412	$752	$710

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the 2005 Annual Report for management’s discussion and analysis of the financial condition and results of operations of the company for the year ended December 31, 2005. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and six months ended June 30, 2006.
RESULTS OF CONTINUING OPERATIONS
ADOPTION OF SFAS NO. 123-R
The company adopted Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment” (SFAS No. 123-R) on January 1, 2006. This new standard requires companies to expense the fair value of employee stock options and similar awards. The company adopted SFAS No. 123-R using the modified prospective transition method. Therefore, stock compensation expense measured in accordance with SFAS No. 123-R was recorded during the first and second quarters of 2006, but the prior year consolidated statements of income were not restated. The adoption of SFAS No. 123-R resulted in incremental expense for the three- and six-months ended June 30, 2006 of $16 million ($10 million on a net-of-tax basis, or $0.02 per diluted share) and $31 million ($20 million on a net-of-tax basis, or $0.03 per diluted share), respectively. Refer to Note 4 for further information.
NET SALES

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2006	2005	change	2006	2005	change

Medication Delivery	$1,012	$1,083	(7%)	$1,928	$2,061	(6%)
BioScience	1,121	990	13%	2,121	1,892	12%
Renal	516	504	2%	1,009	1,007	—%

Total net sales	$2,649	$2,577	3%	$5,058	$4,960	2%

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2006	2005	change	2006	2005	change

International	$1,462	$1,421	3%	$2,812	$2,760	2%
United States	1,187	1,156	3%	2,246	2,200	2%

Total net sales	$2,649	$2,577	3%	$5,058	$4,960	2%

Foreign currency fluctuations reduced sales growth by 1 and 2 percentage points during the three- and six-month periods ended June 30, 2006, respectively. The impact was principally due to the stronger U.S. Dollar relative to the Euro and the Japanese Yen.
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
Medication Delivery
Net sales for the Medication Delivery segment declined 7% during the second quarter and 6% for the six months ended June 30, 2006 (including a reduction of 1 percentage point relating to the unfavorable impact of foreign currency fluctuations in both the quarter and year-to-date period).
The following is a summary of sales by significant product line.

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2006	2005	change	2006	2005	change

IV Therapies	$323	$312	4%	$627	$608	3%
Drug Delivery	213	226	(6%)	408	430	(5%)
Infusion Systems	204	245	(17%)	399	475	(16%)
Anesthesia	258	282	(9%)	470	513	(8%)
Other	14	18	(22%)	24	35	(31%)

Total net sales	$1,012	$1,083	(7%)	$1,928	$2,061	(6%)

IV Therapies
This product line principally consists of intravenous (IV) solutions and nutritional products. Growth was principally driven by strong sales of these products in the United States.
Drug Delivery
This product line primarily consists of pre-mixed drugs and contract manufacturing services, principally for pharmaceutical and biotechnology customers. Sales levels in 2006 were unfavorably impacted by pricing pressures from generic competition related to the expiration of the patent for Rocephin, a frozen pre-mixed antibiotic. Sales growth for the year-to-date period was also unfavorably impacted by $9 million of sales in the first quarter of 2005 under an order from the U.S. Government related to its biodefense program. Partially offsetting these items were increased contract manufacturing services revenues and increased sales of certain generic and branded pre-mixed drugs and small volume parenterals in the United States.
Infusion Systems
Sales of electronic infusion pumps declined in 2006 principally due to the company’s ceasing in July 2005 to ship new COLLEAGUE infusion pumps. Refer to the 2005 Annual Report and Note 3 in this report for additional information. As a result of the decision to stop shipping new COLLEAGUE infusion pumps, there were no sales of the pumps during the second half of 2005 or during the first half of 2006. The company’s sales of COLLEAGUE pumps totaled approximately $85 million in the first six months of 2005. Refer to the COLLEAGUE Matter section below for additional information. However, the segment’s sales of disposable sets used with Baxter pumps (including COLLEAGUE pumps) increased during both the second quarter and first half of 2006.

Anesthesia
The primary reason for the decrease in sales in this product line during the second quarter and first half of 2006 was the decline in both sales volume and pricing of generic propofol due to additional competition. Partially offsetting this sales decline were strong sales of SUPRANE (Desflurane, USP), an inhaled anesthetic agent, and increased sales of multi-source generic products in the United States, which were driven by the continued launch of a new vial product, ceftriaxone, as well as sevoflurane.
Other
This category primarily includes other hospital-distributed products in international markets. The decline in sales during the second quarter and first six months of 2006 was largely due to the continued exit of certain lower-margin distribution businesses outside the United States.
BioScience
Sales in the BioScience segment increased 13% during the second quarter and 12% for the six months ended June 30, 2006 (including a 2 and 3 percentage point unfavorable impact of foreign currency fluctuations in the three and six months ended June 30, 2006, respectively).
The following is a summary of sales by significant product line.

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2006	2005	change	2006	2005	change

Recombinants	$437	$397	10%	$811	$741	9%
Plasma Proteins	213	170	25%	405	340	19%
Antibody Therapy	199	93	114%	382	182	110%
BioSurgery	79	70	13%	148	136	9%
Transfusion Therapies	126	140	(10%)	250	273	(8%)
Other	67	120	(44%)	125	220	(43%)

Total net sales	$1,121	$990	13%	$2,121	$1,892	12%

Recombinants
The primary driver of sales growth in the Recombinants products line during the second quarter and first half of 2006 was increased sales volume of recombinant Factor VIII products. Factor VIII products are used in the treatment of hemophilia A, which is a bleeding disorder caused by a deficiency in blood clotting Factor VIII. Sales growth was fueled by the continuing adoption by customers of the advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM. Sales of ADVATE totaled approximately $215 million and $385 million for the three- and six-month periods ended June 30, 2006, respectively, as compared to approximately $145 million and $265 million for the three- and six-month periods ended June 30, 2005, respectively. Contributing to the growth in the second quarter of 2006 was the U.S. launch of an ultra-high dosage strength of ADVATE, which makes it easier for people requiring higher doses to administer ADVATE by reducing both the infusion volume of drug solutions and the storage space.
Plasma Proteins
The Plasma Proteins product line includes plasma-derived hemophilia, albumin and certain other specialty therapeutics, including FEIBA, an anti-inhibitor coagulant complex, and ARALAST (alpha1-proteinase inhibitor (human)) for the treatment of hereditary emphysema. The primary driver of the increase in sales in the Plasma Proteins product line in the second quarter and first half of 2006 was increased volume due to the 2005 plasma procurement agreement with the American Red Cross (ARC). Effective at the beginning of the third quarter of 2005, the company and the ARC terminated their contract manufacturing agreement (which is reported in the Other product line) and replaced it with a plasma procurement agreement. Also driving the increase in sales in the quarter and year-to-date period was improved pricing and volume for several plasma protein products.
Antibody Therapy
Sales volume in this product line increased in the second quarter and first half of 2006 as a result of the new procurement agreement with the ARC in mid-2005 (as discussed above). In addition, higher sales of IVIG (intravenous immunoglobulin), which is used in the treatment of immune deficiencies, fueled sales growth during the second quarter and first half of 2006, with pricing in the United States continuing to improve, and with customers converting to the liquid formulation of the product. The company launched its liquid formulation of IVIG in the United States in September 2005. Because it does not need to be reconstituted prior to infusion, the liquid formulation offers added convenience for clinicians and patients. Sales of WinRho SDF [Rho(D) Immune Globulin Intravenous (Human)], which is a product used to treat a critical bleeding disorder, also contributed to the product line’s sales growth in the second quarter of 2006. The company acquired the U.S. marketing and distribution rights relating to this product at the end of the first quarter of 2005. The company launched the liquid formulation of WinRho during the first quarter of 2006.
BioSurgery
This product line includes plasma-based and non-plasma-based products for hemostasis, wound-sealing and tissue regeneration. Growth in the three and six months ended June 30, 2006 was principally driven by increased sales of FloSeal and CoSeal.
Transfusion Therapies
The transfusion therapies product line includes products and systems for use in the collection and preparation of blood and blood components. Sales volume and pricing continued to be unfavorably impacted in the second quarter and first half of 2006 by consolidation by customers in the plasma industry.
Other
Other BioScience products primarily consist of vaccines and sales of plasma to third parties. Sales in 2005 included the above-mentioned ARC contract manufacturing revenues. The decline in sales in this product line was principally due to the termination of the contract manufacturing agreement with the ARC in mid-2005, as well as a decline in sales of plasma to third parties as a result of management’s decision to exit certain lower-margin contracts. Partially offsetting these declines were increased sales of certain vaccines, particularly FSME Immun (for the prevention of tick-borne encephalitis). Sales of vaccines may fluctuate from period to period based on the timing of government tenders.
Renal
Sales in the Renal segment increased 2% during the second quarter and were flat for the six-month period ended June 30, 2006 (including a 2 percentage point unfavorable impact relating to foreign currency fluctuations in both periods).

The following is a summary of sales by significant product line.

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2006	2005	change	2006	2005	change

PD Therapy	$408	$390	5%	$796	$767	4%
HD Therapy	108	114	(5%)	213	240	(11%)

Total net sales	$516	$504	2%	$1,009	$1,007	—%

PD Therapy
Peritoneal dialysis, or PD Therapy, is a dialysis treatment method for end-stage renal disease. PD Therapy, which is used primarily at home, uses the peritoneal membrane, or abdominal lining, as a natural filter to remove waste from the bloodstream. Excluding the unfavorable impact of foreign currency fluctuations, the sales growth in both periods was primarily driven by an increased number of patients in all major markets, especially in Latin America and Asia, as well as improved pricing. Increased penetration of PD Therapy products continues to be strong in emerging markets, where many people with end-stage renal disease are currently under-treated.
HD Therapy
Hemodialysis, or HD Therapy, is another form of end-stage renal disease dialysis therapy, which is generally performed in a hospital or outpatient center. HD Therapy works by removing wastes and fluid from the blood by using a machine and a filter, also known as a dialyzer. The sales decline for the year-to-date period was principally due to the divestiture of the Renal Therapy Services (RTS) business in Taiwan at the end of the first quarter of 2005. Revenues relating to this business totaled approximately $20 million during the first quarter of 2005. In addition, sales declined due to the decision in 2005 to discontinue the manufacture of HD instruments. Refer to the 2005 Annual Report for further information.
GROSS MARGIN AND EXPENSE RATIOS

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change

Gross margin	43.6%	40.2%	3.4 pts.	43.6%	40.4%	3.2 pts.
Marketing and administrative expenses	22.0%	20.8%	1.2 pts.	21.9%	20.6%	1.3 pts.

Gross Margin
The improvement in gross margin in both the second quarter and first half of 2006 was principally driven by an improved mix of sales, with increased sales of higher-margin recombinant products, largely the result of the continued adoption by customers of ADVATE, improved pricing for IVIG and certain other products, and manufacturing efficiencies and yield improvements, as well as reduced expenses related to the company’s cash flow hedges. These improvements were partially offset by the impact of generic competition, and the continuing hold on shipments of new COLLEAGUE pumps, which began in July 2005.
Included in the company’s gross margin were pre-tax charges relating to the Medication Delivery segment’s COLLEAGUE and SYNDEO infusion pumps of $76 million and $77 million in the three months ended June 30, 2006 and 2005, respectively. Also included in the gross margin for the six months ended June 30, 2006 was an additional $18 million pre-tax expense related to COLLEAGUE infusion pumps. Refer to Note 3 for further information.
Marketing and Administrative Expenses
Approximately one-third of the increase in the marketing and administrative expense ratio during the second quarter and first half of 2006 resulted from the adoption of SFAS No. 123-R on January 1, 2006. The remainder of the increase in the ratio was principally due to increased benefit costs and spending relating to new marketing programs and product launches. Partially offsetting these increases were cost savings relating to the company’s restructuring initiatives.
RESEARCH AND DEVELOPMENT

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2006	2005	change	2006	2005	change

Research and development (R&D) expenses	$146	$133	10%	$284	$266	7%
As a percent of sales	5.5%	5.2%		5.6%	5.4%

R&D expenses increased during the second quarter and first half of 2006, with increased spending on R&D projects across all three segments, particularly in the BioScience segment. Refer to the 2005 Annual Report for a discussion of the company’s R&D pipeline.
RESTRUCTURING PROGRAM
During 2004, the company recorded a $543 million pre-tax restructuring charge principally associated with management’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. The charge was primarily for severance and costs associated with the closing of facilities and the exiting of contracts. These actions included the elimination of over 4,000 positions, or 8% of the global workforce, as the company was reorganized and streamlined.
Refer to Note 3 for further information, including reserve utilization and headcount eliminations through June 30, 2006, and a $104 million pre-tax benefit recorded in the second quarter of 2005 relating to the adjustment of restructuring charges. The company believes that the restructuring program is substantially complete and that the remaining reserves are adequate. However, remaining cash payments are subject to change as the company completes the execution of the restructuring program. The cash expenditures are being funded with cash generated from operations. Original estimates of the benefits of the program are substantially unchanged.
NET INTEREST EXPENSE
Net interest expense decreased $23 million, or 70%, during the second quarter of 2006, and $36 million, or 56%, for the six-month period, principally due to a lower average debt level. Refer to the 2005 Annual Report for a discussion of debt retirements during the fourth quarter of 2005. Also, as discussed below, during the first quarter of 2006, certain maturing debt was paid down using a portion of the $1.25 billion cash proceeds received upon settlement of the equity units purchase contracts in February 2006.

OTHER EXPENSE, NET
Other expense, net decreased for both the quarter and six-month period ended June 30, 2006. Other income and expense in both periods principally included amounts relating to foreign exchange, minority interests and equity method investments, with the decline in expense in 2006 primarily relating to foreign exchange.
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
Medication Delivery
Pre-tax income decreased 11% and 18% for the three and six months ended June 30, 2006, respectively. The primary drivers of the decline were the impact of generic competition for certain products, and the company’s continuing to hold shipments of new COLLEAGUE pumps, which began in July 2005. Pre-tax income in 2006 and 2005 included the COLLEAGUE-related charges described in Note 3. In addition, the lower pre-tax earnings were a result of the impact of the significant order in the first quarter of 2005 by the U.S. government related to its biodefense program and higher R&D spending. Partially offsetting these items were the continued benefits from restructuring initiatives.
BioScience
Pre-tax income increased 43% for both the three and six months ended June 30, 2006. The primary driver of the increase was the strong sales of higher-margin recombinant products, which was fueled by the continued adoption of ADVATE. Also contributing to the increased pre-tax earnings was improved pricing in certain product lines, such as IVIG and albumin, as well as restructuring-related benefits. Partially offsetting this growth was the impact of higher spending on new marketing programs and product launches, as well as increased R&D spending.
Renal
Pre-tax income increased 15% and 4% for the three and six months ended June 30, 2006, respectively. The increase was principally due to an improved mix of sales, partially offset by higher R&D spending and lower sales of HD Therapy products.
Other
As mentioned above, certain income and expense amounts are not allocated to the segments. These amounts are detailed in the table in Note 6 and include net interest expense, certain foreign currency fluctuations and hedging activities, stock compensation expense, restructuring charges (and any related adjustments) and other corporate items. Refer to the discussion above regarding net interest expense and stock compensation expense, as well as restructuring adjustments recorded in the second quarter of 2005. The expense associated with foreign currency fluctuations and hedging activities declined from 2005 to 2006 principally due to reduced expenses related to the company’s cash flow hedges. The expense associated with other corporate items increased in both the quarter and year-to-date period, partially due to a reduction in royalty income resulting from the expiration of the patent on sevoflurane, increased benefit plan costs and increased spending related to the company’s adult stem cell therapy program.
INCOME TAXES
The effective income tax rate was 22.4% and 21.4% in the second quarter of 2006 and 2005, respectively, and 21.4% and 22.8% in the six-month periods ended June 30, 2006 and 2005, respectively. The effective income tax rates in both 2006 and 2005 were impacted by unusual or nonrecurring items, which were tax-effected at varying rates, depending on the particular tax jurisdictions. The decline in the effective income tax rate in the year-to-date period was also due to continued improvements to the company’s geographic product and sales sourcing, which are key drivers of the rate.
The company has ongoing tax audits in the United States (federal and state) and international jurisdictions, including Brazil, Finland, France, Japan, Italy and Belgium. In the opinion of management, the company has recorded adequate tax reserves for all years subject to examination. However, effective tax rates in future periods could vary based on the ultimate resolution of the tax audits.
INCOME AND EARNINGS PER DILUTED SHARE FROM CONTINUING OPERATIONS
Income from continuing operations was $309 million and $324 million for the three months ended June 30, 2006 and 2005, respectively, and $591 million and $548 million for the six months ended June 30, 2006 and 2005, respectively. Income from continuing operations per diluted share was $0.47 and $0.51 for the three months ended June 30, 2006 and 2005, respectively, and $0.90 and $0.88 for the six months ended June 30, 2006 and 2005, respectively. The significant factors and events contributing to the changes are discussed above.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies as of December 31, 2005 is included in Note 1 to the company’s consolidated financial statements in the 2005 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2005 Annual Report.
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
The fair value of an option is particularly impacted by the expected volatility and expected life assumptions. In order to understand the impact of changes in these assumptions on the fair value of an option, management performed sensitivity analyses. Holding all other variables constant, if the expected volatility assumption used in valuing the stock options granted in the first six months of 2006 was increased by 100 basis points, the fair value of a stock option relating to one share of common stock would increase by approximately 2%, from $11.33 to $11.61. Holding all other variables constant (including the expected volatility assumption), if the expected term assumption used in valuing the stock options granted in the first six months of 2006 was increased by one year, the fair value of a stock option relating to one share of common stock would increase by approximately 8%, from $11.33 to $12.24.
Management is not able to estimate the probability of actual results differing from expected results, but believes the company’s assumptions are appropriate, based upon the requirements of SFAS No. 123-R, the guidance included in SAB No. 107, and the company’s historical and expected future experience.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operating activities
Cash flows from operating activities increased during the first six months of 2006 as compared to the prior year. The increase in cash flows in 2006 was primarily due to higher earnings (before non-cash items), improved working capital management, lower payments related to restructuring programs, and lower contributions to the company’s pension plans, partially offset by the impact of cash inflows in 2005 relating to the settlements of certain mirror cross-currency swaps.
Accounts Receivable
Cash flows relating to accounts receivable decreased slightly during 2006. Days sales outstanding declined from 58.4 days at June 30, 2005 to 52.1 days at June 30, 2006, partially due to continued improvement in the collection of international receivables. Proceeds from the factoring of receivables increased, while net cash outflows relating to the company’s securitization arrangements totaled $34 million during the first six months of 2006 as compared to $86 million in the prior year period (as detailed in Note 2).
Inventories
The following is a summary of inventories at June 30, 2006 and December 31, 2005, as well as inventory turns for the six months ended June 30, 2006 and 2005, by segment.

	Inventories		Annualized inventory turns
	June 30,	December 31,	for the six months ended June 30,
(in millions, except inventory turn data)	2006	2005	2006	2005

BioScience	$1,110	$1,102	1.93	1.78
Medication Delivery	697	624	3.37	4.30
Renal	213	199	4.45	4.00

Total	$2,020	$1,925	2.70	2.90

Improved inventory turns in the BioScience and Renal segments were offset by a decline in turns in the Medication Delivery segment. The lower inventory turns in the Medication Delivery segment were partially due to the above-mentioned sales hold on COLLEAGUE pumps.
Other
Other cash flows decreased in the first half of 2006 as compared to the prior year period. Contributing to the decrease in cash flows were reduced payments related to the company’s restructuring program, with payments declining $48 million, from $73 million in the first half of 2005 to $25 million in the first half of 2006. Contributions to the company’s pension plans also declined, with a contribution to a non-U.S. plan of $31 million during the first six months of 2006, as compared to a contribution to the U.S. and Puerto Rico plans of $100 million during the prior year period. Partially offsetting these and other declines was the impact of a $55 million cash inflow related to the settlement of certain mirror cross-currency swaps during the first half of 2005. There were no settlements of cross-currency swaps during the first half of 2006. Refer to the 2005 Annual Report for further information regarding these swaps.

Cash flows from investing activities
Capital Expenditures
Capital expenditures increased $35 million for the six months ended June 30, 2006, from $163 million in 2005 to $198 million in 2006. The company is investing in various multi-year capital projects across its three segments, including ongoing projects to upgrade facilities or increase manufacturing capacity for drug delivery, plasma-based (including antibody therapy) and other products. Two of the significant projects include the expansion of the company’s manufacturing facility in Bloomington, Indiana and the upgrade of the company’s plasma fractionation facility in Los Angeles, California. The company also plans to make a significant investment to expand production capacity at its four manufacturing facilities in China to support sales growth in the Medication Delivery and Renal segments. Management continues to improve capital allocation discipline in making investments to enhance long-term growth.
Divestitures and Other
Net cash inflows relating to divestitures and other activities totaled $25 million during the first half of 2006 as compared to $49 million during the first half of 2005. The 2006 total principally related to cash collections on retained interests associated with securitization arrangements. The 2005 total principally related to the collection of a loan from Cerus Corporation, a company in which Baxter owns approximately 1% of the common stock, and cash proceeds relating to the divestiture of the Renal segment’s RTS business in Taiwan.
Cash flows from financing activities
Debt Issuances, Net of Payments of Obligations
Net cash outflows relating to debt and other financing obligations totaled $959 million during the first half of 2006 as compared to $90 million during the prior year period. Using the cash proceeds from the settlement of the equity units purchase contracts (further discussed below), the company paid down maturing debt during the first half of 2006. Included in the net total for 2005 was $363 million in cash outflows associated with the settlement of certain of the company’s cross-currency swap agreements. Refer to further discussion below.
Other Financing Activities
Cash dividend payments, which totaled $363 million in the first half of 2006, increased from the prior year due to a higher number of common shares outstanding, and were funded with cash generated from operations. Cash received for stock issued under employee stock plans decreased by $15 million, from $90 million in the first half of 2005 to $75 million in the first half of 2006, primarily due to lower cash receipts relating to employee stock purchase plans.
In February 2006 the company issued 35 million shares of common stock for $1.25 billion in conjunction with the settlement of the purchase contracts included in the company’s equity units. The company has been using these proceeds to pay down maturing debt, for stock repurchases, and for other general corporate purposes. Refer to the 2005 Annual Report for further information regarding the equity units.
Stock repurchases totaled $392 million in the first half of 2006. There were no stock repurchases during the first half of 2005. As authorized by the board of directors, from time to time the company repurchases its stock on the open market depending upon the company’s cash flows, net debt level and current market conditions. In October 2002, the board of directors authorized the company to repurchase up to $500 million of its common stock. No amount remains under this authorization. In February 2006, the board of directors authorized the repurchase of an additional $1.5 billion of the company’s common stock. At June 30, 2006, $1,351 million remained available under this authorization.
CREDIT FACILITIES, ACCESS TO CAPITAL, AND COMMITMENTS
Refer to the 2005 Annual Report for further discussion of the company’s credit facilities, access to capital, and commitments and contingencies.
Credit facilities
The company had $1.1 billion of cash and equivalents at June 30, 2006. The company also maintains three primary revolving credit facilities, which totaled $2.1 billion at June 30, 2006. One of the facilities totals $640 million and matures in October 2007, another facility totals $800 million and matures in September 2009, and the third facility, which is denominated in Euros, totals approximately $630 million and matures in January 2008. The facilities enable the company to borrow funds in U.S. Dollars, Euros or Swiss Francs on an unsecured basis at variable interest rates. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a quarterly minimum interest coverage ratio. At June 30, 2006, the company was in compliance with the financial covenants in these agreements. At June 30, 2006, there were $220 million in borrowings under the Euro-denominated credit facility. The borrowings bear interest at a variable rate and are repayable at any time, in whole or in part, through the maturity date of the revolving facility. There were no other borrowings outstanding under the company’s primary credit facilities at June 30, 2006.
The company’s net-debt-to-capital ratio was 18.1% at June 30, 2006, declining significantly during the first half of 2006 due to the above-mentioned debt paydowns.
Access to capital
Management intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt or common stock. During the second quarter, Fitch upgraded the company’s debt rating on senior debt from BBB+ to A- and maintained their positive outlook. There were no other changes in the company’s debt ratings in the first half of 2006.
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
COLLEAGUE MATTER
The company has held shipments of COLLEAGUE infusion pumps since July 2005. On October 12, 2005 the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to effect the seizure of approximately 6,000 Baxter-owned COLLEAGUE pumps, as well as 850 SYNDEO PCA syringe pumps that were on hold in Northern Illinois. Customer-owned pumps were not affected. On June 29, 2006, Baxter Healthcare Corporation, a direct wholly-owned subsidiary of Baxter, entered into a Consent Decree for Condemnation and Permanent Injunction with the United States to resolve this seizure litigation. The Consent Decree outlines the steps the company must take to resume sales of new pumps in the United States. The steps include obtaining U.S. Food and Drug Administration (FDA) approval of the company’s plan to resolve issues with the pumps currently in use in the United States, third-party expert reviews of COLLEAGUE and SYNDEO operations, and other measures to ensure compliance with the FDA’s Quality System Regulations. While the company is taking the steps necessary for compliance with the terms of the Consent Decree as the steps are required, there can be no assurance that additional costs or penalties will not be incurred or that sales of disposables used with COLLEAGUE pumps or any other products may not be adversely affected. Please see the company’s 2005 Annual Report at pages 42-43 and “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2005 for additional discussion of COLLEAGUE matters.
NEW ACCOUNTING STANDARDS
During the first quarter of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155) and SFAS No. 156, “Accounting for Servicing of Financial Instruments – an amendment of FASB Statement No. 140” (SFAS No. 156). SFAS No. 155 requires that interests in securitized financial assets be evaluated to determine whether they contain embedded derivatives, and permits the accounting for any such hybrid financial instruments as single financial instruments at fair value with changes in fair value recognized directly in earnings. SFAS No. 156 specifies that servicing assets or liabilities recognized upon the sale of financial assets must be initially measured at fair value, and subsequently either measured at fair value or amortized in proportion to and over the period of estimated net servicing income or loss. The company is in the process of analyzing the new standards and plans to adopt both standards on January 1, 2007.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN No. 48), which will be effective for the company on January 1, 2007. FIN No. 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The company is in the process of analyzing this new standard.

FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including accounting estimates, expectations with respect to restructuring activities, statements with respect to infusion pumps and other regulatory matters, sales and pricing forecasts, litigation outcomes, future costs relating to HD instruments, developments with respect to credit and credit ratings, including the adequacy of credit facilities, estimates of liabilities, statements regarding future capital expenditures, the sufficiency of the company’s financial flexibility and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:
•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, litigation, or declining sales;

•	future actions of regulatory bodies and other government authorities, including the FDA, that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions and monetary or other sanctions, including any sanctions available under the Consent Decree entered with the FDA concerning the COLLEAGUE and SYNDEO pumps;

•	reimbursement policies of government agencies and private payers;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	demand for and market acceptance risks for new and existing products, such as ADVATE and IVIG, and other therapies;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	the ability to enforce the company’s patent rights;

•	patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	foreign currency fluctuations;

•	change in credit agency ratings; and

•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described under the caption “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2005, all of which are available are on the company’s website.
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
A sensitivity analysis of changes in the fair value of foreign exchange forward and option contracts outstanding at June 30, 2006, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $22 million with respect to those contracts would increase by $57 million.
With respect to the company’s cross-currency swap agreements (including the outstanding mirror swaps), if the U.S. Dollar uniformly weakened by 10%, on a net-of-tax basis, the net liability balance of $441 million with respect to those contracts outstanding at June 30, 2006 would increase by $89 million. Any increase or decrease in the fair value of cross-currency swap agreements designated as hedges of the net assets of foreign operations relating to changes in spot currency exchange rates is offset by the change in the value of the hedged net assets relating to changes in spot currency exchange rates. With respect to the portion of the cross-currency swap portfolio that is no longer designated as a net investment hedge, but is fixed via the mirror swaps, as the fair value of this fixed portion of the portfolio decreases, the fair value of the mirror swaps increases by an approximately offsetting amount, and vice versa.
The sensitivity analysis model recalculates the fair value of the foreign currency forward, option and cross-currency swap contracts outstanding at June 30, 2006 by replacing the actual exchange rates at June 30, 2006 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Financial Instrument Market Risk” in the company’s 2005 Annual Report. There were no significant changes during the second quarter and six months ended June 30, 2006.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer and Chief Financial Officer, and the Board of Directors to allow timely decisions regarding required disclosure.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2006.
Changes in Internal Control over Financial Reporting
There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006 and 2005 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2006, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2006 and 2005 and condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
August 1, 2006

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 5 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the three-month period ended June 30, 2006.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average	Part of Publicly	May Yet Be
	Shares Purchased	Price Paid	Announced Programs	Purchased Under the
Period	(1)(2)	per Share	(1)(2)	Programs (1) (2)

April 1, 2006 through April 30, 2006	2,285,530	$37.28	2,285,530
May 1, 2006 through May 31, 2006	2,905,730	37.59	2,905,730
June 1, 2006 through June 30, 2006	696,300	37.98	696,300

Total	5,887,560	$37.87	5,887,560	$1,350,989,520

(1)	In October 2002, the company announced that its board of directors authorized the company to repurchase up to $500 million of its common stock on the open market. No amount remains under this authorization at June 30, 2006. During the second quarter of 2006, the company repurchased $72 million, or approximately 1.9 million shares, under this program.

(2)	In February 2006, the company announced that its board of directors authorized the company to repurchase up to $1.5 billion of its common stock on the open market. During the second quarter of 2006, the company repurchased $149 million, or approximately 4.0 million shares, under this program, and the remaining authorization totaled approximately $1.4 billion at June 30, 2006. The program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders
a)	The company’s annual meeting of shareholders was held on May 9, 2006.

b)	All director nominees were elected.

c)	The results of the matters voted upon at the annual meeting of shareholders are as follows:
Election of Directors
Each of management’s nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below.

DIRECTOR	FOR	WITHHELD
Walter E. Boomer	580,517,880	7,862,440
James R. Gavin III, M.D., Ph.D.	580,977,684	7,402,636
Peter S. Hellman	580,784,345	7,595,975
K. J. Storm	580,900,511	7,479,809
In addition to the directors listed above whose terms will expire in 2009, continuing as directors with terms expiring in 2007 are Blake E. Devitt, John D. Forsyth, Gail D. Fosler and Carole Shapazian; and continuing as directors with terms expiring in 2008 are Joseph B. Martin, M.D., Ph.D., Robert L. Parkinson, Jr., Thomas T. Stallkamp and Albert P.L. Stroucken.
Management Proposals
There were no broker non-votes with respect to any of the management proposals because all of these matters were deemed “routine” by the New York Stock Exchange.

PROPOSAL	FOR	AGAINST	ABSTAINED
Appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm	575,965,699	7,897,779	4,516,842

Amendments to the company’s restated certificate of incorporation to reduce the minimum and maximum number of directors	578,121,188	5,236,572	5,022,559

Amendments to the company’s restated certificate of incorporation to eliminate the classified board and provide for the annual election of directors (1)	25,746	1,426	834

(1)	Pursuant to Article SIXTH of the company’s restated certificate of incorporation and as approved by shareholders in 1987, the affirmative vote of two-thirds of the holders of the outstanding shares of Baxter common stock was required to approve the proposed amendments to the company’s restated certificate of incorporation to eliminate the classified board. As of the record date for the annual meeting, there were 67,297 holders of record of outstanding shares of Baxter common stock. Accordingly, this management proposal required the affirmative vote of 44,864 holders of Baxter common stock to be approved. As the proposal received the affirmative vote of 25,746 holders of record of Baxter common stock, it was not approved. The board of directors recommended these amendments for shareholder approval as a result of a shareholder proposal that was approved in 2005 recommending that each director be elected annually. In an effort to obtain the requisite approval for this management proposal, the company retained a proxy solicitation firm, Georgeson Shareholder Communications Inc., to mount a solicitation campaign on behalf of the company.
Shareholder Proposal
A precatory shareholder proposal relating to the shareholder rights plan, which was included in the proxy statement for the annual meeting, was not presented for a shareholder vote at the annual meeting because neither the shareholder nor his representative appeared at the meeting to present the proposal.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.

(Registrant)

Date: August 1, 2006	By:	/s/ Robert M. Davis

Robert M. Davis
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