Form 10-Q
period 2006-09-30
BAXTER INTERNATIONAL INC
filed 2006-11-03
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 31, 2006 was 654,456,738 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended September 30, 2006
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$2,557	$2,398	$7,615	$7,358
Cost and expenses
Cost of goods sold	1,342	1,388	4,193	4,343
Marketing and administrative expenses	562	491	1,670	1,511
Research and development expenses	149	133	433	399
Restructuring adjustments	—	(5)	—	(109)
Net interest expense	5	31	33	95
Other expense, net	20	10	55	59

Total costs and expenses	2,078	2,048	6,384	6,298

Income before income taxes	479	350	1,231	1,060
Income tax expense	105	234	266	396

Net income	$374	$116	$965	$664

Earnings per common share
Basic	$0.58	$0.19	$1.49	$1.07

Diluted	$0.57	$0.18	$1.47	$1.06

Weighted average number of common shares outstanding
Basic	653	622	650	621

Diluted	661	632	656	627

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		September 30,	December 31,
		2006	2005

Current assets	Cash and equivalents	$2,067	$841
	Accounts and other current receivables	1,751	1,766
	Inventories	2,089	1,925
	Other current assets	512	584

	Total current assets	6,419	5,116

Property, plant and equipment, net		4,095	4,144

Other assets	Goodwill	1,587	1,552
	Other intangible assets	485	494
	Other	1,345	1,421

	Total other assets	3,417	3,467

Total assets		$13,931	$12,727

Current liabilities	Short-term debt	$72	$141
	Current maturities of long-term debt and lease obligations	56	783
	Accounts payable and accrued liabilities	2,841	3,241

	Total current liabilities	2,969	4,165

Long-term debt and lease obligations		2,680	2,414

Other long-term liabilities		1,944	1,849

Commitments and contingencies

Shareholders’ equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2006 and 648,483,996 shares in 2005	683	648
	Common stock in treasury, at cost, 29,028,437 shares in 2006 and 23,586,172 shares in 2005	(1,261)	(1,150)
	Additional contributed capital	4,558	3,446
	Retained earnings	3,816	2,851
	Accumulated other comprehensive loss	(1,458)	(1,496)

	Total shareholders’ equity	6,338	4,299

Total liabilities and shareholders’ equity		$13,931	$12,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Nine months ended
		September 30,
			2005
		2006	(revised)

Cash flows from operating activities	Net income	$965	$664
	Adjustments
	Depreciation and amortization	431	437
	Deferred income taxes	76	198
	Stock compensation	68	7
	Infusion pump charges	76	77
	Hemodialysis instrument charges	—	28
	Restructuring adjustments	—	(109)
	Other	29	46
	Changes in balance sheet items
	Accounts and other current receivables	33	133
	Inventories	(108)	68
	Accounts payable and accrued liabilities	(159)	(287)
	Restructuring payments	(34)	(95)
	Other	44	147

	Cash flows from operating activities	1,421	1,314

Cash flows from investing activities	Capital expenditures	(336)	(279)
	Acquisitions and investments in and advances to affiliates	(3)	(14)
	Divestitures and other	140	49

	Cash flows from investing activities	(199)	(244)

Cash flows from financing activities	Issuances of debt	707	52
	Payments of obligations	(1,235)	(561)
	Increase in debt with maturities of three months or less, net	—	265
	Common stock cash dividends	(363)	(359)
	Proceeds from stock issued under employee benefit plans	195	135
	Issuances of common stock	1,249	—
	Purchases of treasury stock	(479)	—

	Cash flows from financing activities	74	(468)

Effect of currency exchange rate changes on cash and equivalents		(70)	1

Increase in cash and equivalents		1,226	603
Cash and equivalents at beginning of period		841	1,109

Cash and equivalents at end of period		$2,067	$1,712

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
Adoption of new stock compensation accounting rules
The company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R) on January 1, 2006. This new standard requires companies to expense the fair value of employee stock options and similar awards. The company adopted SFAS No. 123-R using the modified prospective transition method. Refer to Note 4 for further information about the company’s stock-based compensation plans and related accounting treatment in the current and prior periods.
Revision to prior year statement of cash flows
The condensed consolidated statement of cash flows for the nine months ended September 30, 2005 has been revised to combine cash flows from discontinued operations with cash flows from continuing operations for each line in the operating activities section. Previously, all cash flows from discontinued operations were presented in one line within the operating activities section of the statement. Also, the 2005 condensed consolidated statement of cash flows has been revised to begin the operating activities section with net income. Previously, the operating activities section reconciled from income from continuing operations. These revisions had no impact on previously reported total company cash flows from operating activities, or cash flows from investing and financing activities.
New accounting standards
SFAS Nos. 155 and 156
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
FIN No. 48
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN No. 48), which will be effective for the company on January 1, 2007. FIN No. 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The company is in the process of analyzing this new standard.
SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings. The company is in the process of analyzing this new standard, which will be effective for the company on January 1, 2008.
SFAS No. 158
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status (measured as the difference between the fair value of plan assets and the benefit obligation) of defined benefit postemployment plans as an asset or liability in the consolidated balance sheet. For pension plans, the benefit obligation is the projected benefit obligation (PBO), and for other postemployment benefit (OPEB) plans, the benefit obligation is the accumulated postemployment benefit obligation (APBO). The new standard does not change how pension and other OPEB plan benefits are accounted for and reported in the income statement. SFAS No. 158 also requires that the company measure its defined benefit postemployment plan assets and obligations as of the company’s fiscal year-end, December 31, rather than the September 30 measurement date currently used by the company. Finally, the new standard provides additional guidance regarding the financial statement classification of defined benefit postemployment plan assets and liabilities, and revises existing disclosure requirements, including additional information about the effects on net expense for the next fiscal year that arise from delayed recognition of gains and losses, prior service costs or credits, and transition assets or obligations.
The requirement to recognize the funded status of defined benefit postemployment plan assets and liabilities in the consolidated balance sheet, as well as the financial statement classification and disclosure provisions included in the standard, are effective for the company on December 31, 2006. The requirement to measure plan assets and benefit obligations as of December 31 is effective for the company in 2008. SFAS No. 158 is required to be adopted on a prospective basis, and therefore prior period financial statements will not be restated.
The company is in the process of analyzing the new standard. Based on preliminary estimates of the new standard’s effect on its assets, liabilities and shareholders’ equity, the company anticipates that the requirement to recognize the funded status of its defined benefit postemployment plan assets and liabilities in the consolidated balance sheet at December 31, 2006 will be substantially offset by the elimination of the company’s alternative minimum liability (AML). Under existing rules, the company was required to recognize the unfunded pension plan accumulated benefit obligation in its consolidated balance sheet by recording an AML as a charge to shareholders’ equity, which resulted in an AML of approximately $1.1 billion in 2005. Due to large fourth quarter 2005 contributions to the pension plan, increases in discount rates, higher than anticipated asset returns, and other developments since 2005, the AML would be substantially eliminated as of the 2006 measurement date. However, in adopting SFAS No. 158, the unfunded PBO and APBO will be recognized as a charge to shareholders’ equity of approximately $1 billion. As a result, the company expects that the adoption of SFAS No. 158 will not have a net material impact on the company’s assets, liabilities or shareholders’ equity.
SAB No. 108
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 eliminates the diversity in practice surrounding how public companies quantify financial statement misstatements and establishes an approach that requires quantification and assessment of misstatements based on the effects of the misstatements on each of the company’s financial statements and the related footnote disclosures. Adoption of this new standard, which will be effective for the company’s annual financial statements for the year ended December 31, 2006, is not expected to impact the company’s financial statements.
2. SUPPLEMENTAL FINANCIAL INFORMATION
Net pension and other postemployment benefits expense
The following is a summary of net expense relating to the company’s pension and OPEB plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Pension benefits
Service cost	$23	$20	$68	$61
Interest cost	44	40	131	121
Expected return on plan assets	(50)	(43)	(149)	(128)
Amortization of net loss, prior service cost and transition obligation	29	21	87	63

Net pension plan expense	$46	$38	$137	$117

OPEB

Service cost	$2	$2	$5	$5
Interest cost	7	6	22	21
Amortization of net loss and prior service cost	1	1	4	5

Net OPEB plan expense	$10	$9	$31	$31

During the third quarter, the company amended its U.S. qualified defined benefit pension plan and U.S. qualified defined contribution plan. Employees hired on or after January 1, 2007 will receive a higher level of company contributions in the defined contribution plan but will not be eligible to participate in the pension plan. Employees hired prior to January 1, 2007 who are not fully vested in the pension plan as of December 31, 2006 must elect, by February 15, 2007, to either continue their current participation in the pension and defined contribution plans, or to cease to earn additional service in the pension plan as of December 31, 2006 and participate in the higher level of company contributions in the defined contribution plan (“the new arrangement”). There is no change to the plans for employees who are fully vested in the pension plan as of December 31, 2006.
This amendment to the U.S. pension plan will not result in a curtailment gain or loss, but may impact the amount of future pension expense, as participation in the pension plan is reduced related to new employees and unvested current participants who elect the new arrangement. In addition, based on the number of unvested current participants who elect the new arrangement, the company may be required to remeasure the plan’s assets and liabilities in February 2007. The impact of the change on future pension expense cannot be estimated at this time.
Net interest expense

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Interest expense, net of capitalized interest	$25	$43	$70	$127
Interest income	(20)	(12)	(37)	(32)

Net interest expense	$5	$31	$33	$95

Comprehensive income
Total comprehensive income was $410 million and $109 million for the three months ended September 30, 2006 and 2005, respectively, and $1,003 million and $509 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in comprehensive income in 2006 was principally due to higher net income and favorable currency translation adjustments, partially offset by unfavorable movements in the fair value of the company’s net investment hedges.
Effective tax rate
The company’s effective income tax rate was 21.9% and 66.9% in the third quarters of 2006 and 2005, respectively, and 21.6% and 37.4% in the nine-month periods ended September 30, 2006 and 2005, respectively. The effective income tax rates in both 2006 and 2005 were impacted by unusual or nonrecurring items, which were tax-effected at varying rates, depending on the particular tax jurisdictions. The effective tax rates for the nine months ended September 30, 2006 and 2005 were impacted by costs associated with the COLLEAGUE and SYNDEO infusion pumps (as further discussed in Note 3) that have lower tax benefits. The effective tax rates for the three- and nine-month periods ended September 30, 2005 were also impacted by a $163 million tax charge related to the repatriation of foreign earnings.
The company has ongoing tax audits in the United States (federal and state) and international jurisdictions, including Brazil, Finland, France, Japan, Italy and Belgium. In the opinion of management, the company has recorded adequate tax reserves for all years subject to examination. However, effective tax rates in future periods could vary based on the ultimate resolution of the tax audits.

Earnings per share
The numerator for both basic and diluted earnings per share (EPS) is net income. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding employee stock options, employee stock purchase subscriptions, the purchase contracts in the company’s equity units (which were settled in February 2006), restricted stock and restricted stock units is reflected in the denominator for diluted EPS principally using the treasury stock method.
Employee stock options to purchase 28 million and 30 million shares for the third quarter of 2006 and 2005, respectively, and 42 million and 31 million for the nine-month periods ended September 30, 2006 and 2005, respectively, were not included in the computation of diluted EPS because the assumed proceeds were greater than the average market price of the company’s common stock, resulting in an anti-dilutive effect on diluted earnings per share. When applying the treasury stock method, assumed proceeds include both the employee’s purchase price as well as any measured but not yet recognized stock compensation cost.
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
The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Basic shares	653	622	650	621
Effect of dilutive securities
Employee stock options	7	6	6	5
Equity unit purchase contracts and other	1	4	—	1

Diluted shares	661	632	656	627

Inventories

	September 30,	December 31,
(in millions)	2006	2005

Raw materials	$526	$435
Work in process	599	614
Finished products	964	876

Total inventories	$2,089	$1,925

Property, plant and equipment, net

	September 30,	December 31,
(in millions)	2006	2005

Property, plant and equipment, at cost	$8,070	$7,878
Accumulated depreciation and amortization	(3,975)	(3,734)

Property, plant and equipment, net	$4,095	$4,144

Goodwill
Goodwill at September 30, 2006 totaled $878 million for the Medication Delivery segment, $572 million for the BioScience segment and $137 million for the Renal segment. Goodwill at December 31, 2005 totaled $855 million for the Medication Delivery segment, $564 million for the BioScience segment and $133 million for the Renal segment. The change in the goodwill balance from December 31, 2005 to September 30, 2006 for each segment related to foreign currency fluctuations.
Other intangible assets
The following is a summary of the company’s intangible assets subject to amortization at September 30, 2006 and December 31, 2005.

	Developed	Manufacturing,
	technology,	distribution and
(in millions, except amortization period data)	including patents	other contracts	Other	Total

September 30, 2006
Gross intangible assets	$819	$34	$86	$939
Accumulated amortization	407	18	36	461

Net intangible assets	$412	$16	$50	$478

Weighted-average amortization period (in years)	15	9	19	16

December 31, 2005

Gross intangible assets	$784	$34	$82	$900
Accumulated amortization	368	15	30	413

Net intangible assets	$416	$19	$52	$487

Weighted-average amortization period (in years)	15	8	18	15

The amortization expense for these intangible assets was $15 million and $14 million for the three months ended September 30, 2006 and 2005, respectively, and $42 million and $43 million for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, the anticipated annual amortization expense for these intangible assets is $57 million in 2006, $52 million in 2007, $48 million in 2008, $47 million in 2009, $45 million in 2010 and $40 million in 2011.
Securitization arrangements
The company’s securitization arrangements resulted in net cash outflows of $71 million and $12 million for the three months ended September 30, 2006 and 2005, respectively, and $105 million and $98 million for the nine months ended September 30, 2006 and 2005, respectively. A summary of the activity is as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Sold receivables at beginning of period	$429	$485	$451	$594
Proceeds from sales of receivables	358	348	1,039	1,086
Cash collections (remitted to the owners of the receivables)	(429)	(360)	(1,144)	(1,184)
Effect of currency exchange rate changes	(1)	(6)	11	(29)

Sold receivables at end of period	$357	$467	$357	$467

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
Stock Repurchases
As authorized by the board of directors, from time to time the company repurchases its stock on the open market depending upon the company’s cash flows, net debt level and current market conditions. During the three- and nine-month periods ended September 30, 2006, the company repurchased 2.1 million shares and 12.4 million shares for $87 million and $479 million, respectively, under stock repurchase programs authorized by the board of directors. In February 2006, the board of directors authorized the repurchase of up to an additional $1.5 billion of the company’s common stock. At September 30, 2006, $1.26 billion remained available under this authorization.
3. RESTRUCTURING AND OTHER SPECIAL CHARGES
2004 restructuring charge
In 2004, the company recorded a $543 million pre-tax restructuring charge principally associated with management’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. The charge was primarily for severance and costs associated with the closing of facilities and the exiting of contracts. These actions included the elimination of over 4,000 positions, or 8% of the global workforce, as the company was reorganized and streamlined.
Included in the 2004 charge was $196 million relating to asset impairments, almost all of which was to write down property, plant and equipment. Also included in the 2004 charge was $347 million for cash costs, principally pertaining to severance and other employee-related costs. Refer to the 2005 Annual Report for additional information.
Substantially all of the targeted positions have been eliminated through the third quarter of 2006.

The following table summarizes activity in the company’s 2004 restructuring reserve.

	Employee-	Contractual
	related	and other
(in millions)	costs	costs	Total

Charge	$212	$135	$347
Utilization and adjustments in 2004 and 2005	(167)	(87)	(254)

Reserve at December 31, 2005	45	48	93
Utilization	(14)	(4)	(18)

Reserve at March 31, 2006	31	44	75
Utilization	(3)	(1)	(4)

Reserve at June 30, 2006	28	43	71
Utilization	(7)	(2)	(9)

Reserve at September 30, 2006	$21	$41	$62

During the three- and nine-month periods ended September 30, 2005, the company recorded $5 million and $109 million, respectively, of pre-tax benefits relating to the adjustment of restructuring reserves recorded in 2004 and 2003. Refer to the 2005 Annual Report for further information.
The majority of the remaining reserves are expected to be utilized during the remainder of 2006, with the rest of the cash outflows principally relating to certain long-term leases and remaining employee severance payments. The company believes that the restructuring programs are substantially complete and that the remaining reserves are adequate. However, remaining cash payments are subject to change.
Restructuring reserve utilization in the nine-month period ended September 30, 2006 totaled $34 million, with $31 million relating to the 2004 program (as detailed in the table above) and $3 million relating to a program initiated in 2003, which is substantially complete.
Other special charges
The 2005 and 2006 charges discussed below were classified in cost of goods sold in the company’s consolidated income statements. The actual costs relating to certain matters below may differ from the company’s estimates. It is possible that additional charges may be required in future periods, based on new information or changes in estimates.
COLLEAGUE Pump – 2005 and 2006 Charges
The company began to hold shipments of COLLEAGUE infusion pumps in July 2005, and continues to hold shipments in the United States. Please refer to the company’s 2005 Annual Report at pages 42-43 for a description of this matter. Refer to Note 6 of these financial statements for a description of related COLLEAGUE legal matters, including the Consent Decree for Condemnation and Permanent Injunction entered into with the United States during the second quarter of 2006.
The company recorded a $77 million pre-tax charge in 2005 for remediation costs associated with correcting design issues related to its COLLEAGUE infusion pump. Included in the $77 million charge was $73 million for cash costs and $4 million relating to asset impairments. The $73 million reserve represented an estimate of the cash expenditures for the materials, labor and freight costs expected to be incurred to remediate these design issues. During the first quarter of 2006, the company recorded an additional $18 million pre-tax expense, of which $7 million related to asset impairments and $11 million related to additional warranty and other commitments made to customers during the quarter. During the second quarter of 2006, the company recorded an additional $76 million pre-tax charge, of which $73 million related to COLLEAGUE infusion pumps and $3 million related to SYNDEO PCA syringe pumps. Included in the $76 million charge was $73 million for cash costs and $3 million relating to asset impairments. The $73 million reserve for cash costs recorded in the second quarter of 2006 related to additional customer accommodations and adjustments to the previously established reserves for remediation costs based on further definition of the potential remediation requirements and the company’s experience remediating pumps outside of the United States. As of September 30, 2006, the company has utilized $28 million of the total reserve for cash costs, with $14 million utilized in the third quarter of 2006.

As discussed further in Note 6, the company is in the process of working with the U.S. Food and Drug Administration (FDA) to develop and execute a corrective action plan. Outside of the United States, the company has made significant progress on the remediation of the installed base of pumps, with a majority of the remediation plan now complete. In addition, during the quarter, sales of the COLLEAGUE pumps have resumed in all key markets outside of the United States.
6060 Infusion Pump – 2005 Charge
The company recorded a $49 million pre-tax charge in the fourth quarter of 2005 for costs associated with withdrawing its 6060 multi-therapy infusion pump from the market. Included in the $49 million charge was $41 million for cash costs. The charge principally consisted of the estimated costs to provide customers with replacement pumps, with the remainder of the charge related to asset impairments, principally to write off customer lease receivables. The company has utilized $9 million of the reserve for cash costs through September 30, 2006, and the matter is expected to be resolved in early 2007.
Hemodialysis Instruments – 2005 Charge
The company recorded a $50 million pre-tax charge, with $28 million recorded in the third quarter of 2005 and $22 million recorded in the fourth quarter of 2005, associated with management’s decision to discontinue the manufacture of hemodialysis (HD) instruments, including the company’s Meridian instrument. Included in the $50 million charge was $23 million relating to asset impairments, principally to write down inventory, equipment and other assets used to manufacture HD machines. The remaining $27 million of the charge related to the estimated cash payments associated with providing customers with replacement instruments. The company has utilized $9 million of the reserve for cash costs through the third quarter of 2006. The remainder of the reserve is expected to be utilized in 2006 and 2007.
4. STOCK-BASED COMPENSATION PLANS
Summary
The company has a number of stock-based employee compensation plans, including stock option, stock purchase, restricted stock and restricted stock unit (to be settled in stock) (RSU) plans. Refer to the separate discussions below regarding the nature and terms of each of these plans.
The company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized during the first nine months of 2006 includes the following:
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
Impact of adoption of SFAS No. 123-R in 2006
Stock compensation expense measured in accordance with SFAS No. 123-R totaled $30 million ($19 million on a net-of-tax basis, or $0.03 per basic and diluted share) and $68 million ($45 million on a net-of-tax basis, or $0.07 per basic and diluted share) for the three and nine months ended September 30, 2006, respectively. The adoption of SFAS No. 123-R resulted in increased expense of $25 million ($18 million on a net-of-tax basis, or $0.03 per basic and diluted share) and $56 million ($38 million on a net-of-tax basis, or $0.06 per basic and diluted share) for the three and nine months ended September 30, 2006, respectively, as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25 (relating to RSU and restricted stock plans only). Approximately $3 million and $7 million of pre-tax expense was recorded under APB No. 25 (relating to RSU and restricted stock plans only) for the three and nine months ended September 30, 2005, respectively.
Stock compensation expense is recorded at the corporate headquarters level and is not allocated to the segments. Approximately three-quarters of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of goods sold and research and development expenses.
Pro forma impact in 2005 had the company applied the fair value provisions of SFAS No. 123
The following table shows net income and EPS had the company applied the fair value method of accounting for stock compensation in accordance with SFAS No. 123 during the third quarter and first nine months of 2005.

	Three months	Nine months
	ended,	ended,
(in millions, except per share data)	September 30, 2005	September 30, 2005

Net income, as reported	$ 116	$ 664
Add:
Stock compensation expense included in reported net income, net of tax	2	4
Deduct:
Total stock compensation expense determined under the fair value method, net of tax	(15)	(45)

Pro forma net income	$ 103	$ 623

Basic EPS
As reported	$0.19	$1.07
Pro forma	$0.16	$1.00

Diluted EPS
As reported	$0.18	$1.06
Pro forma	$0.16	$0.99

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

		Nine months ended
	Nine months ended	September 30, 2005
	September 30, 2006	(SFAS No. 123
	(SFAS No. 123-R)	Pro forma)

Expected volatility	27.5%	37.0%
Expected life (in years)	5.5	5.5
Risk-free interest rate	4.7%	4.2%
Dividend yield	1.5%	1.7%
Fair value per stock option	$11	$12

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
Shares issued as a result of stock option exercises, restricted stock and RSU grants, and employee stock purchase plan purchases are generally issued out of treasury stock. As of September 30, 2006, approximately 23 million authorized shares are available for future awards under the company’s stock-based compensation plans.
The following is a summary of the company’s stock compensation plans.
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
Stock option activity during 2006 was as follows.

			Weighted average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic
(options and aggregate intrinsic values in thousands)	Options	exercise price	(in years)	value

Outstanding at January 1, 2006	65,986	$37.32
Granted	10,050	38.46
Exercised	(6,390)	28.40
Forfeited	(5,207)	38.39

Outstanding at September 30, 2006	64,439	$38.30	5.6	$518,618

Vested or expected to vest as of September 30, 2006	61,622	$38.37	5.9	$494,054

Exercisable at September 30, 2006	39,452	$40.59	2.7	$249,094

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last trading day of the period. The total intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $52 million and $78 million, respectively.
As of September 30, 2006, $126 million of pre-tax unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 2.0 years.
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
The following table summarizes nonvested restricted stock and RSU activity for the nine months ended September 30, 2006.

	Shares	Weighted-average
	or	grant-date
(shares and share units in thousands)	share units	fair value

Nonvested restricted stock and RSUs at January 1, 2006	870	$34.98
Granted	807	38.48
Vested	(250)	34.83
Forfeited	(197)	36.12

Nonvested restricted stock and RSUs at September 30, 2006	1,230	$37.12

As of September 30, 2006, $31 million of pre-tax unrecognized compensation cost related to restricted stock and RSUs is expected to be recognized as expense over a weighted-average period of 2.1 years.

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
Under SFAS No. 123-R, no compensation expense is recognized for subscriptions that began on or after April 1, 2005. Expense for the first nine months of 2006 and expected expense in the future relating to subscriptions that began prior to April 1, 2005 is immaterial. During the third quarter of 2006 and 2005, the company issued approximately 119,000 and 209,000 shares, respectively, under these plans. The number of shares under subscription at September 30, 2006 totaled approximately 299,000.
Other
Realized Income Tax Benefits and the Impact on the Statement of Cash Flows
SFAS No. 123-R changes the presentation of realized excess tax benefits associated with exercised stock options in the statement of cash flows. Prior to the adoption of SFAS No. 123-R, such realized tax benefits were required to be presented as an inflow within the operating section of the statement. Under SFAS No. 123-R, such realized tax benefits are presented as an inflow within the financing section of the statement. Due primarily to the company’s current U.S. net operating loss position, no income tax benefits were realized from stock option exercises during the quarterly or year-to-date periods ended September 30, 2006 or 2005.
Special Vesting Provisions
The company’s stock options and RSUs provide that if the grantee retires and meets certain age and years of service thresholds, the options or RSUs continue to vest for a period of time after retirement as if the grantee continued to be an employee. In these cases, for awards granted prior to the adoption of SFAS No. 123-R, expense will be recognized for such awards over the service period, and any unrecognized costs will be accelerated into expense when the employee retires. For awards granted on or after January 1, 2006, expense will be recognized over the period from the grant date to the date the employee would no longer be required to perform services to vest in the award. The difference between the two accounting methods was not material for the quarterly and year-to-date periods ended September 30, 2006 and 2005.
5. DEBT
In August 2006, the company issued $600 million of term debt, maturing in September 2016 and bearing a 5.9% coupon rate. The net proceeds will be used for the repayment of outstanding indebtedness and general corporate purposes, which may include acquisitions, additions to working capital, capital expenditures and investments in the company’s subsidiaries. Pending any specific application, the net proceeds have been temporarily invested in short-term marketable securities.
Using the cash proceeds from the settlement of the equity units purchase contracts, the company paid down its 5.75% notes, which approximated $780 million, upon their maturity in February 2006.

Refer to the 2005 Annual Report for further information regarding the company’s debt, including the equity units, credit facilities and other commitments and contingencies.
6. LEGAL PROCEEDINGS
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
Product Liability
Mammary Implant Litigation
The company is currently a defendant in various courts in a number of lawsuits seeking damages for injuries of various types allegedly caused by silicone mammary implants previously manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by Baxter in 1985, divested its Heyer-Schulte division in 1984. The majority of the claims and lawsuits against the company have been resolved. After concluding a class action settlement with a large group of U.S. claimants, the company will continue to participate in the resolution of class member claims, for which reserves have been established, until 2010. In addition, as of September 30, 2006, Baxter remains a defendant or co-defendant in approximately 27 lawsuits relating to mammary implants brought by claimants who have opted out of, or are not bound by, the class settlement. The company has also established reserves for these lawsuits. Baxter believes that a substantial portion of its liability and defense costs for mammary implant litigation may be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer insolvency.

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
After concluding a class action settlement with a group of U.S. claimants for whom all eligible claims have been paid, Baxter remained as a defendant in approximately 95 lawsuits and subject to approximately 125 additional claims. Among the lawsuits, the company and other manufacturers have been named as defendants in approximately 70 lawsuits pending or expected to be transferred to the U.S.D.C. for the Northern District of Illinois on behalf of claimants, who are primarily non-U.S. residents, seeking unspecified damages for HIV or Hepatitis C infections from their use of plasma-based factor concentrates. In March 2005, the District Court denied plaintiff’s motion to certify purported classes. Thereafter, plaintiffs have filed additional lawsuits on behalf of individual claimants outside of the U.S. In December 2005, the District Court granted defendants’ motion to return U.K. claimants to their home jurisdiction. That matter is on appeal.
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
Althane Dialyzers Litigation
Baxter was named as a defendant in a number of civil cases seeking unspecified damages for alleged injury or death from exposure to Baxter’s Althane series of dialyzers, which were withdrawn from the market in 2001. All of these suits have been resolved. The Spanish Ministry of Health has previously raised a claim, but a suit has not been filed. Currently, the U.S. government is investigating Baxter’s withdrawal of the dialyzers from the market. In December 2002, Baxter received a subpoena to provide documents to the U.S. Department of Justice and has cooperated fully with the investigation.
Vaccines Litigation
As of September 30, 2006, the company has been named as a defendant, along with others, in approximately 125 lawsuits filed in various state and U.S. federal courts, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or attention deficit disorders as a result of exposure to vaccines for childhood diseases containing the preservative, thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as by other companies.
Patent Litigation
ADVATE Litigation
In April 2003, A. Nattermann & Cie GmbH and Aventis Behring L.L.C. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation as the defendant. In November 2003, the lawsuit was dismissed without prejudice. The complaint, which sought injunctive relief, alleged that Baxter’s planned manufacture and sale of ADVATE would infringe U.S. Patent No. 5,565,427. In October 2003, reexamination proceedings were initiated in the U.S. Patent and Trademark Office. During these proceedings certain of the original claims were amended or rejected, and new claims were added. On October 10, 2006, the Patent Office issued a reexamination certificate and subsequently on October 16, 2006, Aventis Pharma S.A. filed a patent infringement lawsuit naming Baxter Healthcare Corporation as the defendant in the U.S.D.C. for the District of Delaware.
Sevoflurane Litigation
In September 2005, the U.S.D.C. for the Northern District of Illinois ruled that a patent owned by Abbott Laboratories and the Central Glass Company, U.S. Patent No. 5,990,176, was not infringed by Baxter’s generic version of sevoflurane. Abbott and Central Glass appealed and Baxter has filed a cross-appeal on the validity of the patent. A decision on the appeal and cross-appeal is anticipated in the first half of 2007.
Related actions are pending in various jurisdictions in the United States and abroad. Abbott and Central Glass filed another patent infringement action on two related patents against Baxter in the U.S.D.C. for the Northern District of Illinois. Baxter has filed a motion asserting that judgment of non-infringement should be entered based on the September 2005 decision. In May 2005, Abbott and Central Glass filed suit in the Tokyo District Court on a counterpart Japanese patent and in September 2006, the Tokyo District Court ruled in favor of Abbott and Central Glass on this matter. Baxter has appealed this decision. In June 2005, Baxter filed suit in the High Court of Justice in London, England seeking revocation of the U.K. part of the related European patent and a declaration of non-infringement. Trial in this action is expected to commence in late 2006. Parallel opposition proceedings in the European and Japanese Patent Offices seeking to revoke certain versions of the patent are also pending.
GAMMAGARD Liquid Litigation
In June 2005, Talecris Biotherapeutics, Inc. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation as the defendant. The complaint, which seeks injunctive relief, alleges that Baxter’s manufacture and sale of GAMMAGARD liquid infringes U.S. Patent No. 6,686,191. The case is presently pending before the District Court with the trial scheduled to commence in July 2007. Baxter filed a declaratory judgment action in the High Court of Justice in London, England seeking to invalidate the U.K. part of the related European patent and to receive a judgment of non-infringement. Bayer AG (as patentee of the European patent in the U.K.) and Talecris have consented in the High Court to a decision of invalidity of the U.K. part of the European patent. Baxter has also filed a corresponding action in Belgium. A parallel opposition proceeding in the European Patent Office is also pending.
Peritoneal Dialysis Litigation
On October 16, 2006, Baxter Healthcare Corporation and Deka Products Limited Partnership filed a patent infringement lawsuit in the U.S.D.C. for the Eastern District of Texas against Fresenius Medical Care Holdings, Inc. and Fresenius USA, Inc. The complaint alleges that Fresenius’s sale of the Liberty Cycler peritoneal dialysis systems and related disposable items and equipment infringes U.S. Patent No. 5,421,823, as to which Deka has granted Baxter an exclusive license in the peritoneal dialysis field.
Alyx Component Collection System Litigation
In December 2005, Haemonetics Corporation filed a patent infringement lawsuit in the U.S.D.C. for the District of Massachusetts naming Baxter Healthcare Corporation as a defendant. The complaint, which seeks injunctive relief, alleges that Baxter’s Alyx Component Collection System infringes U.S. Patent No. 6,705,983. A scheduling order has been set and trial is expected in 2008.

In addition, Haemonetics filed a demand for arbitration in December 2005 against Baxter Healthcare Corporation, Baxter Healthcare S.A., and Baxter International Inc. with the American Arbitration Association in Boston, Massachusetts. The demand alleges that the Baxter parties breached their obligations under the parties’ technology development agreement related to pathogen inactivation.
Securities Laws
In August 2002, six purported class action lawsuits were filed in the U.S.D.C. for the Northern District of Illinois naming Baxter and its then Chief Executive Officer and then Chief Financial Officer as defendants. These lawsuits, which were consolidated, alleged that the defendants violated the federal securities laws by making misleading statements regarding the company’s financial guidance that allegedly caused Baxter common stock to trade at inflated levels. The Court of Appeals for the Seventh Circuit reversed a trial court order granting Baxter’s motion to dismiss the complaint and the U.S. Supreme Court declined to grant certiorari in March 2005. In February 2006, the trial court denied Baxter’s motion for judgment on the pleadings. The court has denied Plaintiffs’ request for certification of a class action based on the inadequacy of their class representatives but allowed Plaintiffs leave to find new ones. In October 2006, separate plaintiffs’ law firms have identified new, different proposed class representatives and will be in contention over the status as lead Plaintiffs. In October 2004, a purported class action was filed in the same court against Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s 401(k) plans, breached their fiduciary duties to the plan participants by offering Baxter common stock as an investment option in each of the plans during the period of January 2001 to October 2004. Plaintiff alleges that Baxter common stock traded at artificially inflated prices during this period and seeks unspecified damages and declaratory and equitable relief. In March 2006, the trial court certified a class of plan participants who elected to acquire Baxter common stock through the plans between January 2001 and the present. The court denied defendants’ motion to dismiss but has allowed Baxter to seek an interlocutory appeal of the decision.
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
Other
On August 11, 2006, Genetics Institute, LLC, a subsidiary of Wyeth Corporation, filed a lawsuit in Delaware Chancery Court seeking damages and injunctive relief to compel the company to produce and sell RECOMBINATE made from the bulk recombinant Factor VIII that had been manufactured by Genetics Institute and purchased by the company pursuant to a now-terminated 2001 supply agreement between the parties, and to pay Genetics Institute a portion of the profits that would be realized from sales of RECOMBINATE made from such bulk. In its complaint, Genetics Institute also claims that the company’s use of Baxter-manufactured bulk recombinant Factor VIII to produce RECOMBINATE violates its obligations under the supply agreement. The company has filed a motion to dismiss the complaint based on the lack of any obligation in the supply agreement requiring Baxter to favor Genetics Institute-manufactured recombinant Factor VIII over that manufactured by Baxter in its production of RECOMBINATE. That motion is pending before the court.
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
The company is a defendant, along with others, in over 50 lawsuits brought in various state and U.S. federal courts, which allege that Baxter and other defendants reported artificially inflated average wholesale prices for Medicare and Medicaid eligible drugs. These cases have been brought by private parties on behalf of various purported classes of purchasers of Medicare and Medicaid eligible drugs, as well as by state attorneys general. A number of these cases were consolidated in the U.S.D.C. for the District of Massachusetts for pretrial case management under Multi District Litigation rules. The lawsuits against Baxter include a number of cases brought by state attorneys general and New York entities, which seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution. In June 2006, Baxter settled the claims brought by the Texas Attorney General related to the unique requirements of the Texas reimbursement system. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement. These investigations may result in additional cases being filed by various state attorneys general.
7. SEGMENT INFORMATION
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
The BioScience business manufactures plasma-based and recombinant proteins used to treat hemophilia, and other biopharmaceutical products, including plasma-based therapies to treat immune disorders, alpha 1 antitrypsin deficiency and other chronic blood-related conditions; biosurgery products for hemostasis, wound-sealing and tissue regeneration; and vaccines. The business also manufactures manual and automated blood and blood-component separation and collection systems (the Transfusion Therapies business). Refer to Note 8 regarding the company’s October 2, 2006 agreement to sell substantially all of the assets and liabilities of the Transfusion Therapies business.
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
Financial information for the company’s segments for the three and nine months ended September 30 is as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Net sales
Medication Delivery	$ 950	$ 957	$2,878	$3,018
BioScience	1,088	950	3,209	2,842
Renal	519	491	1,528	1,498

Total	$2,557	$2,398	$7,615	$7,358

Pre-tax income
Medication Delivery	$ 157	$ 168	$ 385	$ 445
BioScience	414	251	1,083	720
Renal	75	62	273	253

Total pre-tax income from segments	$ 646	$ 481	$1,741	$1,418

The following is a reconciliation of segment pre-tax income to income before income taxes per the consolidated income statements.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Total pre-tax income from segments	$ 646	$481	$1,741	$1,418
Unallocated amounts
Interest expense, net	(5)	(31)	(33)	(95)
Restructuring adjustments	—	5	—	109
Certain foreign currency fluctuations and hedging activities	(10)	(13)	(31)	(65)
Stock compensation	(30)	(3)	(68)	(7)
Other corporate items	(122)	(89)	(378)	(300)

Income before income taxes	$ 479	$350	$1,231	$1,060

8. SUBSEQUENT EVENT – AGREEMENT TO SELL TRANSFUSION THERAPIES BUSINESS
On October 2, 2006, the company entered into a definitive agreement to sell substantially all of the assets and liabilities of its Transfusion Therapies business (TT) to an affiliate of Texas Pacific Group (TPG) for $540 million. Subject to customary closing conditions, including, among other things, the receipt of necessary government approvals and necessary consents, the sale is expected to close by the first quarter of 2007. As discussed below, the agreements with the buyer provide that Baxter will deliver certain manufacturing and other services for a period of time post-divestiture. Under the terms of the sale agreement, TPG will acquire the net assets of the TT business, including its product portfolio of manual and automated blood-collection products and storage equipment, as well as five manufacturing facilities located in Haina, Dominican Republic; La Chatre, France; Maricao and San German, Puerto Rico; and Nabeul, Tunisia. The decision to sell the TT net assets was based on the results of strategic and financial reviews of the company’s business portfolio, and will allow the company to increase its focus and investment on businesses with more long-term strategic value to the company.
Under transition agreements, the company will provide manufacturing and a variety of support services to the business for a period of time after divestiture, which varies based on the product or service provided. Due to the company’s expected significant continuing cash flows associated with this business, the company continues to include the results of operations of TT in the company’s results of operations. TT’s sales, which are reported in the BioScience segment, were $121 million and $134 million for the three months ended September 30, 2006 and 2005, respectively, and $371 million and $407 million for the nine months ended September 30, 2006 and 2005, respectively.

Pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on October 2, 2006, the assets and liabilities of the TT business will be classified as held for sale in the company’s consolidated financial statements. The major classes of the assets and liabilities to be sold were included in the consolidated balance sheets as of September 30, 2006 and December 31, 2005 as follows.

	September 30,	December 31,
(in millions)	2006	2005

Current assets	$219	$209
Noncurrent assets	$215	$226

Total assets	$434	$435
Total liabilities	$ 63	$ 76

Management currently projects that a modest gain will be recognized on the divestiture closing date. The income statement effect of the sale will depend on the book values of the net assets to be sold on the closing date, and will be recorded net of transaction costs, a required allocation of a portion of BioScience segment goodwill (not included in the table above), and other items. Also, a portion of the $540 million cash proceeds will be allocated to the manufacturing and other transition agreements as partial consideration for those services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the 2005 Annual Report for management’s discussion and analysis of the financial condition and results of operations of the company for the year ended December 31, 2005. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and nine months ended September 30, 2006.
RESULTS OF OPERATIONS
ADOPTION OF SFAS NO. 123-R
The company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R) on January 1, 2006. This new standard requires companies to expense the fair value of employee stock options and similar awards. The company adopted SFAS No. 123-R using the modified prospective transition method. Therefore, stock compensation expense measured in accordance with SFAS No. 123-R was recorded during the first, second and third quarters of 2006, but the prior year consolidated statements of income were not restated. The adoption of SFAS No. 123-R resulted in incremental expense for the three and nine months ended September 30, 2006 of $25 million ($18 million on a net-of-tax basis, or $0.03 per diluted share) and $56 million ($38 million on a net-of-tax basis, or $0.06 per diluted share), respectively. Refer to Note 4 for further information.
NET SALES

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2006	2005	change		2006	2005	change

Medication Delivery	$ 950	$ 957	(1%	)	$2,878	$3,018	(5%	)
BioScience	1,088	950	15%		3,209	2,842	13%
Renal	519	491	6%		1,528	1,498	2%

Total net sales	$2,557	$2,398	7%		$7,615	$7,358	3%

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
(in millions)	2006	2005	change	2006	2005	change

International	$1,445	$1,322	9%	$4,257	$4,082	4%
United States	1,112	1,076	3%	3,358	3,276	3%

Total net sales	$2,557	$2,398	7%	$7,615	$7,358	3%

During the third quarter of 2006, foreign currency fluctuations benefited sales growth by 1 percentage point, principally due to the weakening of the U.S. Dollar relative to the Euro. During the nine months ended September 30, 2006, foreign currency fluctuations reduced sales growth by 1 percentage point, principally due to the stronger U.S. Dollar relative to both the Japanese Yen and the Euro during that period.
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
Medication Delivery
Net sales for the Medication Delivery segment declined 1% during the third quarter and 5% for the nine months ended September 30, 2006 (including a 1 percentage point favorable impact and 1 percentage point unfavorable impact of foreign currency fluctuations in the three and nine months ended September 30, 2006, respectively).
The following is a summary of sales by significant product line.

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2006	2005	change		2006	2005	change

IV Therapies	$317	$301	5%		$ 944	$ 909	4%
Drug Delivery	205	192	7%		613	622	(1%	)
Infusion Systems	197	184	7%		596	659	(10%	)
Anesthesia and Injectable Drugs	221	259	(15%	)	691	772	(10%	)
Other	10	21	(52%	)	34	56	(39%	)

Total net sales	$950	$957	(1%	)	$2,878	$3,018	(5%	)

IV Therapies
This product line principally consists of intravenous (IV) solutions and nutritional products. Growth for the quarter was principally driven by sales of nutritional products, which generated strong growth outside the United States. The IV Therapies product line generated solid U.S. and international sales in the year-to-date period.
Drug Delivery
This product line primarily consists of pre-mixed drugs and contract manufacturing services, principally for pharmaceutical and biotechnology customers. Sales growth in the third quarter was driven by an acceleration in contract manufacturing services revenues as a result of capacity expansion, as well as increased sales of certain pre-mixed generic and branded drugs. Sales growth was unfavorably impacted, particularly in the year-to-date period, by pricing pressures from generic competition related to the expiration of the patent for Rocephin, a frozen pre-mixed antibiotic that the company manufactured for Roche Pharmaceuticals. Sales growth for the year-to-date period was also unfavorably impacted by $9 million of sales in the first quarter of 2005 from an order from the U.S. Government related to its biodefense program.
Infusion Systems
Sales of electronic infusion pumps declined in the first nine months of 2006 principally due to the company’s decision to cease shipping new COLLEAGUE infusion pumps in July 2005. Refer to the 2005 Annual Report and Note 3 in this report and the COLLEAGUE MATTER section below for additional information. As a result of this decision, there were no sales of the pumps during the second half of 2005 or during the first six months of 2006. The company’s sales of COLLEAGUE pumps totaled approximately $85 million in the first half of 2005. The sales growth in the third quarter of 2006 was principally due to international sales of the COLLEAGUE pumps, as sales have resumed in all key markets outside of the United States. The company does not expect any sales of COLLEAGUE infusion pumps in the United States for at least the remainder of the year.
Anesthesia and Injectable Drugs
The primary reason for the decrease in sales in this product line during the third quarter and first nine months of 2006 was the decline in both sales volume and pricing of generic propofol and other multi-source generic products as a result of additional competition. Partially offsetting this sales decline were strong international sales of SUPRANE (desflurane, USP) and the impact of market launches of sevoflurane. Both SUPRANE and sevoflurane are inhaled anesthetic agents.
Other
This category primarily includes other hospital-distributed products in international markets. The decline in sales during the third quarter and first nine months of 2006 was largely due to the continued exit of certain lower-margin distribution businesses outside the United States.
BioScience
Sales in the BioScience segment increased 15% during the third quarter and 13% for the nine months ended September 30, 2006 (including a 2 percentage point favorable impact and 1 percentage point unfavorable impact of foreign currency fluctuations in the three and nine months ended September 30, 2006, respectively).
The following is a summary of sales by significant product line.

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2006	2005	change		2006	2005	change

Recombinants	$ 433	$392	10%		$1,244	$1,133	10%
Plasma Proteins	214	176	22%		619	516	20%
Antibody Therapy	196	123	59%		578	305	90%
BioSurgery	72	63	14%		220	199	11%
Transfusion Therapies	121	134	(10%	)	371	407	(9%	)
Other	52	62	(16%	)	177	282	(37%	)

Total net sales	$1,088	$950	15%		$3,209	$2,842	13%

Recombinants
The primary driver of sales growth in the Recombinants products line during the third quarter and first nine months of 2006 was increased sales volume of recombinant Factor VIII therapies. Factor VIII products are used in the treatment of hemophilia A, which is a bleeding disorder caused by a deficiency in blood clotting Factor VIII. Sales growth was fueled by the continuing adoption by customers of the advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM. Sales of ADVATE totaled approximately $220 million and $605 million for the three- and nine-month periods ended September 30, 2006, respectively, as compared to approximately $160 million and $425 million for the three- and nine-month periods ended September 30, 2005, respectively.

Plasma Proteins
Plasma Proteins include plasma-derived hemophilia treatments, albumin and certain other specialty therapeutics, including FEIBA, an anti-inhibitor coagulant complex, and ARALAST (alpha1-proteinase inhibitor (human)) for the treatment of hereditary emphysema. Sales growth in the quarter and nine months ended September 30, 2006 was driven by increased sales of FEIBA and several other plasma protein products. In addition, the increase in sales in the year-to-date period was due to increased volume resulting from the 2005 plasma procurement agreement with the American Red Cross (ARC). Effective at the beginning of the third quarter of 2005, the company and the ARC terminated their contract manufacturing agreement (2005 revenues associated with this arrangement are reported in the Other product line) and replaced it with a plasma procurement agreement.
Antibody Therapy
Higher sales of IVIG (intravenous immunoglobulin), which is used in the treatment of immune deficiencies, was the primary driver of sales growth during the third quarter and first nine months of 2006, with pricing in the United States continuing to recover, and with customers converting to the liquid formulation of the product. The company launched its liquid formulation of IVIG in the United States in September 2005. Because it does not need to be reconstituted prior to infusion, the liquid formulation offers added convenience for clinicians and patients. Sales of WinRho SDF [Rho(D) Immune Globulin Intravenous (Human)], which is a product used to treat a critical bleeding disorder, also contributed to the product line’s sales growth in the third quarter and first nine months of 2006. The company acquired the U.S. marketing and distribution rights relating to this product at the end of the first quarter of 2005, and launched the liquid formulation of WinRho during the first quarter of 2006. In addition, sales volume in this product line increased in the first nine months of 2006 as a result of the new procurement agreement with the ARC in mid-2005 (as discussed above).
BioSurgery
This product line includes plasma-based and non-plasma-based products for hemostasis, wound-sealing and tissue regeneration. Growth in the three and nine months ended September 30, 2006 was principally driven by increased sales of FloSeal and CoSeal.
Transfusion Therapies
The transfusion therapies product line includes products and systems for use in the collection and preparation of blood and blood components. Sales volume and pricing continued to be unfavorably impacted in the third quarter and first nine months of 2006 by consolidation by customers in the plasma industry. See Note 8 for information regarding the company’s execution of a definitive agreement in October 2006 to sell substantially all of the assets and liabilities of this business.
Other
Other BioScience products primarily consist of vaccines and sales of plasma to third parties. The decline in sales in this product line in the third quarter and year-to-date period was due to a decline in sales of plasma to third parties as a result of management’s decision to exit certain lower-margin contracts. In addition, the termination of the above-mentioned contract manufacturing agreement with the ARC in mid-2005 contributed to the decline in sales in the year-to-date period. Partially offsetting these declines in both the quarter and year-to-date period were increased sales of certain vaccines, particularly FSME Immun (for the prevention of tick-borne encephalitis). Sales of vaccines may fluctuate from period to period based on the timing of government tenders.

Renal
Sales in the Renal segment increased 6% during the third quarter and 2% for the nine months ended September 30, 2006 (including a 1 percentage point favorable impact and 1 percentage point unfavorable impact of foreign currency fluctuations in the three and nine months ended September 30, 2006, respectively).
The following is a summary of sales by significant product line.

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
(in millions)	2006	2005	change	2006	2005	change

PD Therapy	$409	$386	6%	$1,205	$1,153	5%
HD Therapy	110	105	5%	323	345	(6%)

Total net sales	$519	$491	6%	$1,528	$1,498	2%

PD Therapy
Peritoneal dialysis, or PD Therapy, is a dialysis treatment method for end-stage renal disease. PD Therapy, which is used primarily at home, uses the peritoneal membrane, or abdominal lining, as a natural filter to remove waste from the bloodstream. The sales growth in both periods was primarily driven by an increased number of patients in all major markets, especially in Latin America and Asia. Increased penetration of PD Therapy products continues to be strong in emerging markets, where many people with end-stage renal disease are currently under-treated.
HD Therapy
Hemodialysis, or HD Therapy, is another form of end-stage renal disease dialysis therapy, which is generally performed in a hospital or outpatient center. HD Therapy works by removing wastes and fluid from the blood by using a machine and a filter, also known as a dialyzer. The sales growth during the third quarter was principally driven by increased sales of products used in HD Therapy in international markets. The sales decline for the year-to-date period was partially due to the divestiture of the Renal Therapy Services (RTS) business in Taiwan at the end of the first quarter of 2005. Revenues relating to this business totaled approximately $20 million during the first quarter of 2005. In addition, sales in the year-to-date period declined due to the decision in mid-2005 to discontinue the manufacture of HD instruments. Refer to the 2005 Annual Report for further information.
GROSS MARGIN AND EXPENSE RATIOS

	Three months ended			Nine months ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Gross margin	47.5%	42.1%	5.4 pts	44.9%	41.0%	3.9 pts
Marketing and administrative expenses	22.0%	20.5%	1.5 pts	21.9%	20.5%	1.4 pts

Gross Margin
The improvement in gross margin in both the third quarter and first nine months of 2006 was principally driven by an improved mix of sales, largely the result of the continued adoption by customers of ADVATE, customer conversion to the liquid formulation of IVIG, manufacturing efficiencies and yield improvements, as well as improved pricing for certain plasma protein products and increased demand for specialty therapeutics. Also contributing to the improvement were reduced expenses related to the company’s cash flow hedges and the impact of a $28 million third quarter 2005 charge associated with the Renal segment’s exit of hemodialysis instrument manufacturing (as further discussed in Note 3). These improvements were partially offset by the impact of generic competition, and, for the year-to-date period, the hold on shipments of new COLLEAGUE pumps, which began in July 2005 and continues in the United States.
In addition, included in the company’s gross margin were pre-tax costs relating to the Medication Delivery segment’s COLLEAGUE and SYNDEO infusion pumps of $94 million and $77 million in the nine months ended September 30, 2006 and 2005, respectively. Refer to Note 3 for further information.
Marketing and Administrative Expenses
The adoption of SFAS No. 123-R on January 1, 2006 contributed approximately one-half and one-third of the increase in the marketing and administrative expense ratio during the third quarter and first nine months of 2006, respectively. The remainder of the increase in the ratio was principally due to increased benefit costs and spending relating to new marketing programs and product launches.
RESEARCH AND DEVELOPMENT

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
(in millions)	2006	2005	change	2006	2005	change

Research and development (R&D) expenses	$149	$133	12%	$433	$399	9%
As a percent of sales	5.8%	5.5%		5.7%	5.4%

R&D expenses increased during the third quarter and first nine months of 2006, with increased spending on R&D projects reflecting the company’s commitment to accelerate R&D investments. Refer to the 2005 Annual Report for a discussion of the company’s R&D pipeline.
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
Refer to Note 3 for further information, including reserve utilization and headcount eliminations through September 30, 2006, and a $5 million and $109 million pre-tax benefit recorded in the three and nine months ended September 30, 2005, respectively, relating to the adjustment of restructuring charges. The company believes that the restructuring program is substantially complete and that the remaining reserves are adequate. However, remaining cash payments are subject to change. The cash expenditures are being funded with cash generated from operations. Original estimates of the benefits of the program are substantially unchanged.

NET INTEREST EXPENSE
Net interest expense decreased $26 million, or 84%, during the third quarter of 2006, and $62 million, or 65%, for the nine-month period, principally due to a lower average debt level and a higher average cash balance. Refer to the 2005 Annual Report for a discussion of debt retirements during the fourth quarter of 2005. Also, as discussed below, during the first quarter of 2006, certain maturing debt was paid down using a portion of the $1.25 billion cash proceeds received upon settlement of the equity units purchase contracts in February 2006. In addition, during the third quarter of 2006, the company issued $600 million of term debt.
OTHER EXPENSE, NET
Other expense, net increased in the quarter and decreased in the nine-month period ended September 30, 2006. Other income and expense in both periods principally included amounts relating to foreign exchange, minority interests and equity method investments, with the increase in expense in the quarter primarily relating to foreign exchange.
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
Medication Delivery
Pre-tax income decreased 7% and 13% for the three and nine months ended September 30, 2006, respectively. The primary drivers of the decline were the impact of generic competition for certain products, and, in the year-to-date period, the company’s hold on shipments of new COLLEAGUE pumps, which began in July 2005 and continues in the United States. Pre-tax income for the nine months ended September 30, 2006 and 2005 included the COLLEAGUE-related charges described in Note 3. In addition, the lower pre-tax earnings were a result of the impact of the significant order in the first quarter of 2005 by the U.S. government related to its biodefense program, as well as higher R&D spending in both the quarter and year-to-date period.
BioScience
Pre-tax income increased 65% and 50% for the three and nine months ended September 30, 2006. The primary drivers of the increase were the strong sales of higher-margin products, which was fueled by the continued adoption of ADVATE, the conversion to the liquid formulation of IVIG, improved pricing of certain plasma protein products and incremental volume related to the ARC plasma procurement agreement. Partially offsetting this growth was the impact of higher spending on new marketing programs and product launches.
Renal
Pre-tax income increased 21% and 8% for the three and nine months ended September 30, 2006, respectively. The increase was principally due to an improved mix of sales, partially offset by higher

R&D spending, particularly during the third quarter. Pre-tax income for both the three- and nine-month periods ended September 30, 2005 included the above-mentioned $28 million charge associated with the exit of the hemodialysis instruments manufacturing business.
Other
As mentioned above, certain income and expense amounts are not allocated to the segments. These amounts are detailed in the table in Note 7 and include net interest expense, certain foreign currency fluctuations and hedging activities, stock compensation expense, restructuring charges (and any related adjustments) and other corporate items. Refer to the discussion above regarding net interest expense and stock compensation expense, as well as restructuring adjustments recorded in 2005. The expense associated with foreign currency fluctuations and hedging activities declined from 2005 to 2006 principally due to reduced expenses related to the company’s cash flow hedges. The expense associated with other corporate items increased in both the quarter and year-to-date period, partially due to a reduction in royalty income resulting from the expiration of the patent on sevoflurane and increased spending related to the company’s adult stem cell therapy program.
INCOME TAXES
The company’s effective income tax rate was 21.9% and 66.9% in the third quarters of 2006 and 2005, respectively, and 21.6% and 37.4% in the nine-month periods ended September 30, 2006 and 2005, respectively. The effective income tax rates in both 2006 and 2005 were impacted by unusual or nonrecurring items, which were tax-effected at varying rates, depending on the particular tax jurisdictions. The effective tax rates for the nine months ended September 30, 2006 and 2005 were impacted by costs associated with the COLLEAGUE and SYNDEO infusion pumps (as further discussed in Note 3) that have lower tax benefits. The effective tax rates for the three- and nine-month periods ended September 30, 2005 were also impacted by a $163 million tax charge related to the repatriation of foreign earnings.
The company has ongoing tax audits in the United States (federal and state) and international jurisdictions, including Brazil, Finland, France, Japan, Italy and Belgium. In the opinion of management, the company has recorded adequate tax reserves for all years subject to examination. However, effective tax rates in future periods could vary based on the ultimate resolution of the tax audits.
INCOME AND EARNINGS PER DILUTED SHARE
Net income was $374 million and $116 million for the three months ended September 30, 2006 and 2005, respectively, and $965 million and $664 million for the nine months ended September 30, 2006 and 2005, respectively. Earnings per diluted share was $0.57 and $0.18 for the three months ended September 30, 2006 and 2005, respectively, and $1.47 and $1.06 for the nine months ended September 30, 2006 and 2005, respectively. The significant factors and events contributing to the changes are discussed above.
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
The use of different assumptions would result in different amounts of stock compensation expense. Holding all other variables constant, the indicated change in each of the assumptions below increases or decreases the fair value of an option (and hence, expense), as follows:

Assumption	Change to Assumption	Impact on Fair Value of Option
Expected volatility Expected life Risk-free interest rate Dividend yield	Higher Higher Higher Higher	Higher Higher Higher Lower
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

The fair value of an option is particularly impacted by the expected volatility and expected life assumptions. In order to understand the impact of changes in these assumptions on the fair value of an option, management performed sensitivity analyses. Holding all other variables constant, if the expected volatility assumption used in valuing the stock options granted in the first nine months of 2006 was increased by 100 basis points, the fair value of a stock option relating to one share of common stock would increase by approximately 2%, from $11.37 to $11.65. Holding all other variables constant (including the expected volatility assumption), if the expected term assumption used in valuing the stock options granted in the first nine months of 2006 was increased by one year, the fair value of a stock option relating to one share of common stock would increase by approximately 8%, from $11.37 to $12.28.
Management is not able to estimate the probability of actual results differing from expected results, but believes the company’s assumptions are appropriate, based upon the requirements of SFAS No. 123-R, the guidance included in SAB No. 107, and the company’s historical and expected future experience.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operating activities
Cash flows from operating activities increased during the first nine months of 2006 as compared to the prior year. The increase in cash flows in 2006 was primarily due to higher earnings (before non-cash items), improved working capital management, lower payments related to restructuring programs, and lower contributions to the company’s pension plans, partially offset by the impact of cash inflows in 2005 relating to the settlements of certain mirror cross-currency swaps.
Accounts Receivable
Cash flows relating to accounts receivable decreased during 2006 as compared to 2005. However, days sales outstanding declined from 61 days at September 30, 2005 to 56 days at September 30, 2006, partially due to continued improvement in the collection of international receivables. Proceeds from the factoring of receivables increased, while net cash outflows relating to the company’s securitization arrangements totaled $105 million during the first nine months of 2006 as compared to $98 million in the prior year period (as detailed in Note 2).
Inventories
Cash flows relating to inventories decreased during 2006. The following is a summary of inventories at September 30, 2006 and December 31, 2005, as well as inventory turns for the nine months ended September 30, 2006 and 2005, by segment.

	Inventories		Annualized inventory turns
	September 30,	December 31,	for the nine months ended September 30,
(in millions, except inventory turn data)	2006	2005	2006	2005

BioScience	$1,134	$1,102	1.72	1.75
Medication Delivery	731	624	3.01	3.50
Renal	224	199	4.24	4.83

Total	$2,089	$1,925	2.44	2.74

The lower inventory turns in the Medication Delivery segment were partially due to the above-mentioned sales hold on COLLEAGUE pumps, while the decline in inventory turns in the Renal segment was partially due to the $28 million third quarter 2005 charge associated with the Renal segment’s exit of hemodialysis instrument manufacturing.
Other
Other cash outflows decreased in the first nine months of 2006 as compared to the prior year period, principally due to reduced payments related to the company’s restructuring program, with payments declining $61 million, and a decline in contributions to the company’s pension plans, with a contribution to a non-U.S. plan of $31 million during the first nine months of 2006, as compared to a contribution to the U.S. and Puerto Rico plans of $120 million during the prior year period. These declines were partially offset by the impact of a $53 million cash inflow related to the settlement of certain mirror cross-currency swaps during the first nine months of 2005. There were no settlements of cross-currency swaps during the first nine months of 2006. Refer to the 2005 Annual Report for further information regarding these swaps.
Cash flows from investing activities
Capital Expenditures
Capital expenditures increased $57 million for the nine months ended September 30, 2006, from $279 million in 2005 to $336 million in 2006. The company is investing in various multi-year capital projects across its three segments, including ongoing projects to upgrade facilities or increase manufacturing capacity for drug delivery, plasma-based (including antibody therapy) and other products. Two of the significant projects include the expansion of the company’s manufacturing facility in Bloomington, Indiana and the upgrade of the company’s plasma fractionation facility in Los Angeles, California. The company also plans to make a significant investment to expand production capacity at its four manufacturing facilities in China to support sales growth in the Medication Delivery and Renal segments. Management continues to improve capital allocation discipline in making investments to enhance long-term growth.
Acquisitions, Divestitures and Other
Net cash inflows relating to acquisitions, divestitures and other activities totaled $137 million during the first nine months of 2006 as compared to $35 million during the first nine months of 2005. The 2006 total principally related to cash proceeds related to the sale and leaseback of an office building and cash collections on retained interests associated with securitization arrangements. The 2005 total principally related to the collection of a loan from Cerus Corporation, a company in which Baxter owns approximately 1% of the common stock, and cash proceeds relating to the divestiture of the Renal segment’s RTS business in Taiwan.
Cash flows from financing activities
Debt Issuances, Net of Payments of Obligations
Net cash outflows relating to debt and other financing obligations totaled $528 million during the first nine months of 2006 as compared to $244 million during the prior year period. In August 2006, the company issued $600 million of term debt, maturing in September 2016 and bearing a 5.9% coupon rate. The net proceeds will be used for the repayment of outstanding indebtedness and general corporate purposes, which may include acquisitions, additions to working capital, capital expenditures and investments in the company’s subsidiaries. Pending any specific application, the net proceeds have been temporarily invested in short-term marketable securities. Using the cash proceeds from the settlement of the equity units purchase contracts in February 2006 (further discussed below), the company paid down maturing debt during the first nine months of 2006. Included in the net total for 2005 was $432 million in cash outflows associated with the settlement of certain of the company’s cross-currency swap agreements. Refer to further discussion below.
Other Financing Activities
Cash dividend payments, which totaled $363 million in the first nine months of 2006, increased from the prior year due to a higher number of common shares outstanding, and were funded with cash generated from operations. Cash received for stock issued under employee stock plans increased by $60 million, from $135 million in the first nine months of 2005 to $195 million in the first nine months of 2006, primarily due to higher cash receipts relating to employee stock option exercises.
In February 2006, the company issued 35 million shares of common stock for $1.25 billion in conjunction with the settlement of the purchase contracts included in the company’s equity units. The company has been using these proceeds to pay down maturing debt, for stock repurchases, and for other general corporate purposes. Refer to the 2005 Annual Report for further information regarding the equity units.
Stock repurchases totaled $479 million in the first nine months of 2006. There were no stock repurchases during the first nine months of 2005. As authorized by the board of directors, from time to time the company repurchases its stock on the open market depending upon the company’s cash flows, net debt level and current market conditions. In February 2006, the board of directors authorized the repurchase of up to an additional $1.5 billion of the company’s common stock. At September 30, 2006, $1.26 billion remained available under this authorization.
CREDIT FACILITIES, ACCESS TO CAPITAL, AND COMMITMENTS
Refer to the 2005 Annual Report for further discussion of the company’s credit facilities, access to capital, and commitments and contingencies.
Credit facilities
The company had $2.1 billion of cash and equivalents at September 30, 2006. The company also maintains three primary revolving credit facilities, which totaled $2.1 billion at September 30, 2006. One of the facilities totals $640 million and matures in October 2007, another facility totals $800 million and matures in September 2009, and the third facility, which is denominated in Euros, totals approximately $635 million and matures in January 2008. The facilities enable the company to borrow funds in U.S. Dollars, Euros or Swiss Francs on an unsecured basis at variable interest rates. Management believes these credit facilities are adequate to support ongoing operational requirements. The credit facilities contain certain covenants, including a maximum net-debt-to-capital ratio and a quarterly minimum interest coverage ratio. At September 30, 2006, the company was in compliance with the financial covenants in these agreements. At September 30, 2006, there were $133 million in borrowings under the Euro-denominated credit facility. The borrowings bear interest at a variable rate and are repayable at any time, in whole or in part, through the maturity date of the revolving facility. There were no other borrowings outstanding under the company’s primary credit facilities at September 30, 2006.
The company’s net-debt-to-capital ratio was 10.5% at September 30, 2006, declining significantly during the first nine months of 2006 due to the above-mentioned debt paydowns.

Access to capital
Management intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt or common stock. During the second quarter, Fitch upgraded the company’s debt rating on senior debt from BBB+ to A- and maintained its positive outlook. There were no other changes in the company’s debt ratings in the first nine months of 2006.
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
COLLEAGUE MATTER
The company began to hold shipments of COLLEAGUE infusion pumps in July 2005, and continues to hold shipments in the United States. On October 12, 2005 the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to effect the seizure of approximately 6,000 Baxter-owned COLLEAGUE pumps, as well as 850 SYNDEO PCA syringe pumps that were on hold in Northern Illinois. Customer-owned pumps were not affected. On June 29, 2006, Baxter Healthcare Corporation, a direct wholly-owned subsidiary of Baxter, entered into a Consent Decree for Condemnation and Permanent Injunction with the United States to resolve this seizure litigation. The Consent Decree outlines the steps the company must take to resume sales of new pumps in the United States. The steps include obtaining U.S. Food and Drug Administration (FDA) approval of the company’s plan to resolve issues with the pumps currently in use in the United States, third-party expert reviews of COLLEAGUE and SYNDEO operations, and other measures to ensure compliance with the FDA’s Quality System Regulations. While the company is taking the steps necessary for compliance with the terms of the Consent Decree as the steps are required, there can be no assurance that additional costs or penalties will not be incurred or that sales of disposables used with COLLEAGUE pumps or any other products may not be adversely affected. Please see the company’s 2005 Annual Report at pages 42-43 and “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2005 for additional discussion of COLLEAGUE matters.

NEW ACCOUNTING STANDARDS
SFAS Nos. 155 and 156
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
FIN No. 48
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN No. 48), which will be effective for the company on January 1, 2007. FIN No. 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The company is in the process of analyzing this new standard.
SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings. The company is in the process of analyzing this new standard, which will be effective for the company on January 1, 2008.
SFAS No. 158
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status (measured as the difference between the fair value of plan assets and the benefit obligation) of defined benefit postemployment plans as an asset or liability in the consolidated balance sheet. For pension plans, the benefit obligation is the projected benefit obligation (PBO), and for other postemployment benefit (OPEB) plans, the benefit obligation is the accumulated postemployment benefit obligation (APBO). The new standard does not change how pension and other OPEB plan benefits are accounted for and reported in the income statement. SFAS No. 158 also requires that the company measure its defined benefit postemployment plan assets and obligations as of the company’s fiscal year-end, December 31, rather than the September 30 measurement date currently used by the company. Finally, the new standard provides additional guidance regarding the financial statement classification of defined benefit postemployment plan assets and liabilities, and revises existing disclosure requirements, including additional information about the effects on net expense for the next fiscal year that arise from delayed recognition of gains and losses, prior service costs or credits, and transition assets or obligations.
The requirement to recognize the funded status of defined benefit postemployment plan assets and liabilities in the consolidated balance sheet, as well as the financial statement classification and disclosure provisions included in the standard, are effective for the company on December 31, 2006. The requirement to measure plan assets and benefit obligations as of December 31 is effective for the company in 2008. SFAS No. 158 is required to be adopted on a prospective basis, and therefore prior period financial statements will not be restated.
The company is in the process of analyzing the new standard. Based on preliminary estimates of the new standard’s effect on its assets, liabilities and shareholders’ equity, the company anticipates that the requirement to recognize the funded status of its defined benefit postemployment plan assets and liabilities in the consolidated balance sheet at December 31, 2006 will be substantially offset by the elimination of the company’s alternative minimum liability (AML). Under existing rules, the company was required to recognize the unfunded pension plan accumulated benefit obligation in its consolidated balance sheet by recording an AML as a charge to shareholders’ equity, which resulted in an AML of approximately $1.1 billion in 2005. Due to large fourth quarter 2005 contributions to the pension plan, increases in discount rates, higher than anticipated asset returns, and other developments since 2005, the AML would be substantially eliminated as of the 2006 measurement date. However, in adopting SFAS No. 158, the unfunded PBO and APBO will be recognized as a charge to shareholders’ equity of approximately $1 billion. As a result, the company expects that the adoption of SFAS No. 158 will not have a net material impact on the company’s assets, liabilities or shareholders’ equity.
SAB No. 108
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). SAB No. 108 eliminates the diversity in practice surrounding how public companies quantify financial statement misstatements and establishes an approach that requires quantification and assessment of misstatements based on the effects of the misstatements on each of the company’s financial statements and the related footnote disclosures. Adoption of this new standard, which will be effective for the company’s annual financial statements for the year ended December 31, 2006, is not expected to impact the company’s financial statements.
FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including accounting estimates and assumptions, litigation outcomes, statements with respect to infusion pumps and other regulatory matters, expectations with respect to restructuring activities, sales and pricing forecasts, future costs relating to the discontinuation of the manufacturing of HD instruments, developments with respect to credit and credit ratings, including the adequacy of credit facilities, estimates of liabilities, statements regarding future capital expenditures, the sufficiency of the company’s financial flexibility and the adequacy of reserves, expectations with respect to the closing of the sale of the Transfusion Therapies business and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:

•	the ability to identify growth opportunities for existing products and to exit low margin businesses or products;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	demand for and market acceptance risks for new and existing products, such as ADVATE and IVIG, and other therapies;

•	reimbursement policies of government agencies and private payers;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, litigation, or declining sales;

•	future actions of regulatory bodies and other government authorities, including any sanctions available under the Consent Decree entered with the FDA concerning the COLLEAGUE and SYNDEO pumps;

•	the ability to enforce the company’s patent rights;

•	patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	fluctuations in the balance between supply and demand with respect to the market for plasma protein products;

•	the availability of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	foreign currency fluctuations;

•	change in credit agency ratings;

•	failure to obtain necessary consents or to satisfy other closing conditions related to the sale of the Transfusion Therapies business; and

•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described under the caption “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2005, all of which are available are on the company’s website.
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
A sensitivity analysis of changes in the fair value of foreign exchange forward and option contracts outstanding at September 30, 2006, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $12 million with respect to those contracts would increase by $56 million.
With respect to the company’s cross-currency swap agreements (including the outstanding mirror swaps), if the U.S. Dollar uniformly weakened by 10%, on a net-of-tax basis, the net liability balance of $432 million with respect to those contracts outstanding at September 30, 2006 would increase by $88 million. Any increase or decrease in the fair value of cross-currency swap agreements designated as hedges of the net assets of foreign operations relating to changes in spot currency exchange rates is offset by the change in the value of the hedged net assets relating to changes in spot currency exchange rates. With respect to the portion of the cross-currency swap portfolio that is no longer designated as a net investment hedge, but is fixed via the mirror swaps, as the fair value of this fixed portion of the portfolio decreases, the fair value of the mirror swaps increases by an approximately offsetting amount, and vice versa.
The sensitivity analysis model recalculates the fair value of the foreign currency forward, option and cross-currency swap contracts outstanding at September 30, 2006 by replacing the actual exchange rates at September 30, 2006 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Financial Instrument Market Risk” in the company’s 2005 Annual Report. There were no significant changes during the third quarter and nine months ended September 30, 2006.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.
Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2006.
Changes in Internal Control over Financial Reporting
There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2006 and 2005 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2006, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2006 and 2005 and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
November 2, 2006

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the three-month period ended September 30, 2006.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average	Part of Publicly	May Yet Be
	Shares Purchased	Price Paid	Announced Programs	Purchased Under the
Period	(1)	per Share	(1)	Programs (1)

July 1, 2006 through July 31, 2006	319,900	$41.58	319,900
August 1, 2006 through August 31, 2006	1,736,900	42.37	1,736,900
September 1, 2006 through September 30, 2006	—	—	—

Total	2,056,800	$42.25	2,056,800	$1,264,055,133

(1)	In February 2006, the company announced that its board of directors authorized the company to repurchase up to $1.5 billion of its common stock on the open market. During the third quarter of 2006, the company repurchased $87 million, or approximately 2.1 million shares, under this program, and the remaining authorization totaled approximately $1.26 billion at September 30, 2006. The program does not have an expiration date.

Item 6. Exhibits
Exhibit Index:

Exhibit
Number	Description
15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.

(Registrant)

Date: November 3, 2006	By:	/s/ Robert M. Davis

Robert M. Davis
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)