Form 10-K
period 2006-12-31
BAXTER INTERNATIONAL INC
filed 2007-02-28
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $36.76 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $24.0 billion. There is no non-voting common equity held by non-affiliates of the registrant.

The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2007 was 649,813,287.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for fiscal year ended December 31, 2006 are incorporated by reference into Parts I, II and IV of this report. Portions of the registrant’s definitive 2007 proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 1, 2007 are incorporated by reference into Part III of this report.

PART I

Item 1.	Business.

Company Overview

Baxter is a global diversified medical products and services company with expertise in medical devices, pharmaceuticals and biotechnology that assists healthcare professionals and their patients with the treatment of complex medical conditions, including hemophilia, immune disorders, cancer, infectious diseases, kidney disease, trauma and other conditions. The company applies its expertise to make a meaningful difference in patients’ lives. Baxter’s products are used by hospitals, clinical and medical research laboratories, kidney dialysis centers, rehabilitation centers, nursing homes, doctors’ offices and by patients at home under physician supervision. Baxter manufactures products in 28 countries and sells them in over 100 countries.

Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, except as otherwise indicated in information incorporated by reference, “Baxter International” means Baxter International Inc. and “Baxter”, the “company” or the “Company” means Baxter International and its consolidated subsidiaries.

Business Segments

The BioScience, Medication Delivery and Renal segments comprise Baxter’s continuing operations.

BioScience.  The BioScience business manufactures plasma-based and recombinant proteins used to treat hemophilia. Other products include plasma-based therapies to treat immune disorders, alpha 1-antitrypsin deficiency and other chronic blood-related conditions; biosurgery products for hemostasis, wound-sealing, and tissue regeneration; and vaccines. The business also provides technologies used in adult stem-cell therapies. Throughout 2006 the BioScience business also manufactured manual and automated blood and blood-component separation and collection systems through its Transfusion Therapies business (TT). On October 2, 2006, the company entered into a definitive agreement to sell substantially all of the assets and liabilities of TT to an affiliate of Texas Pacific Group (TPG) for $540 million. Subject to customary closing conditions, the sale is expected to close in the first quarter of 2007. Under transition agreements, the company will provide manufacturing and a variety of support services to the business for a period of time after divestiture, which varies based on the product or service provided and other factors.

Medication Delivery.  The Medication Delivery business manufactures intravenous (IV) solutions and administration sets, pre-mixed drugs and drug reconstitution systems, pre-filled vials and syringes for injectable drugs and electronic infusion devices. The business also provides IV nutrition products, inhalation anesthetics for general anesthesia, contract manufacturing services, and drug formulation and packaging technologies.

Renal.  The Renal business manufactures products for peritoneal dialysis (PD), a home therapy for people with end-stage renal disease, or irreversible kidney failure. These products include PD solutions and related supplies to help patients safely perform solution exchanges, as well as automated PD cyclers that provide therapy to patients overnight. The business also distributes products for hemodialysis.

Financial information about Baxter’s segments and principal product lines is incorporated by reference from the section entitled “Notes to Consolidated Financial Statements — Note 11 Segment Information” of Baxter’s Annual Report to Shareholders for fiscal year 2006 which is filed as Exhibit 13 to this Report on Form 10-K.

Sales and Distribution

The company has its own sales force and also makes sales to and through independent distributors, drug wholesalers acting as sales agents and specialty pharmacy or homecare companies. In the United States, Cardinal Health, Inc. (Cardinal Health) warehouses and ships a significant portion of the company’s products through its distribution centers. These centers are generally stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct-mail campaigns, trade publication presence and advertising.

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

Contractual Arrangements

A substantial portion of the company’s products are sold through contracts with customers, both within and outside the United States. Many of these contracts have terms of more than one year and place limits on price increases. In the case of hospitals, clinical laboratories and other facilities, these contracts may specify minimum quantities of a particular product or categories of products to be purchased by the customer. In keeping with the increased emphasis on cost-effectiveness in healthcare delivery, some hospitals and other customers of medical products have joined group purchasing organizations (GPOs), or combined to form integrated delivery networks (IDNs), to enhance purchasing power. GPOs and IDNs negotiate pricing arrangements with manufacturers and distributors, and the negotiated prices are made available to members. There has been consolidation in our customer base. As a result, transactions with customers are larger and more complex. The enhanced purchasing power of these customers increases the pressure on product pricing.

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

Competition

Although no single company competes with Baxter in all of its businesses, Baxter faces competition in each of its segments from international and domestic healthcare and pharmaceutical companies of all sizes. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation. There has been consolidation in the company’s customer base, and by its competitors, which has resulted in pricing and market share pressures.

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

Baxter faces competition from global and regional companies both large and small in each of the markets in which it participates. BioScience continues to face competitors from pharmaceutical, biotechnology and other companies. Medication Delivery faces competition from medical device manufacturers and pharmaceutical companies particularly in the multi-source generics and inhaled anesthetics markets. In Renal, global and regional competitors continue to expand their manufacturing capacity for PD products and their PD sales and marketing channels.

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

Baxter operates in an industry susceptible to significant patent litigation. At any given time, the company generally is involved as either a plaintiff or defendant in a number of patent infringement and other intellectual-property related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products.

Research and Development

Baxter’s investment in research and development is essential to its future growth. Accordingly, Baxter is increasingly engaged in research and development programs to develop innovative products, systems and manufacturing methods. Expenditures for Baxter’s research and development activities relating to continuing operations were $614 million in 2006, $533 million in 2005 and $517 million in 2004. These activities are performed at research and development centers located around the world including facilities in Austria, Belgium, France, Japan and the United States.

Principal areas of strategic focus for research and development include recombinant therapeutics, adult stem-cell therapy, plasma-based therapeutics, biosurgery products, small molecule drugs, enhanced packaging systems for medication delivery, kidney dialysis, drug formulation technologies and sterilization technologies. The company’s research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product lines. Baxter supplements its own research and development efforts by acquiring various technologies and entering into development agreements with third parties. For example, Baxter is involved in partnerships with both Nektar Therapeutics and Lipoxen Technologies to leverage each company’s expertise in developing new therapies to reduce the frequency of injections required to treat blood-clotting disorders.

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

From time to time, the company may determine that products manufactured or marketed by the company do not meet company specifications, published standards, such as those issued by the International Standards Organization, or regulatory requirements. When a quality issue is identified, Baxter will investigate and take appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling, and/or other actions. Please refer to our discussion of the COLLEAGUE infusion pump under the caption entitled “COLLEAGUE Matter” in “Management’s Discussion and Analysis” of Baxter’s Annual Report to Shareholders for fiscal year 2006.

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

The company is subject to possible administrative and legal actions by the FDA and other regulatory agencies for violations of laws and regulations including, without limitation, those laws and regulations described above. Such actions may include product recalls, product seizures, injunctions to halt manufacture and distribution, and other civil and criminal sanctions. From time to time, the company has instituted compliance actions, such as removing products from the market that were found not to meet applicable requirements and improving the effectiveness of quality systems. Please refer to our discussion of the COLLEAGUE infusion pump under the caption entitled “COLLEAGUE Matter” in “Management’s Discussion and Analysis” of Baxter’s Annual Report to Shareholders for fiscal year 2006.

Environmental policies of the company require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection. Baxter made various non-material capital expenditures for environmental protection during 2006 and similar expenditures are planned for 2007.

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

Financial information about foreign and domestic operations is incorporated by reference from the section entitled “Notes to Consolidated Financial Statements — Note 11 Segment Information” of Baxter’s Annual Report to Shareholders for fiscal year 2006.

Employees

As of December 31, 2006, Baxter employed approximately 48,000 people.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This annual report includes forward-looking statements, including accounting estimates and assumptions, litigation outcomes, statements with respect to infusion pumps and other regulatory matters, expectations with respect to restructuring activities, sales and pricing forecasts, future costs relating to the discontinuation of the manufacturing of HD instruments, developments with respect to credit and credit ratings, including the adequacy of credit facilities, estimates of liabilities, statements regarding tax provisions, deferred tax assets and future pension plan expense, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility and the adequacy of reserves, expectations with respect to the closing of the sale of the Transfusion Therapies business, the effective income tax rate in 2007 and the adoption of FIN. No. 48 and SFAS Nos. 155 and 156, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning: demand for and market acceptance risks for new and existing products, such as ADVATE and IVIG, and other therapies; the company’s ability to identify growth opportunities for existing products and to exit low margin businesses or products; the balance between supply and demand with respect to the market for plasma protein products; reimbursement policies of government agencies and private payers; product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, litigation, or declining sales; future actions of regulatory bodies and other government authorities, including any sanctions available under the Consent Decree entered with the FDA concerning the COLLEAGUE and SYNDEO pumps; product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle; the ability to enforce the company’s patent rights; patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology; the impact of geographic and product mix on the company’s sales; the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies; inventory reductions or fluctuations in buying patterns by wholesalers or distributors; the availability of acceptable raw materials and component supply; global regulatory, trade and tax policies; foreign currency fluctuations; change in credit agency ratings; failure to satisfy closing conditions related to the sale of the Transfusion Therapies business; and other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described below under the caption “Item 1A. Risk Factors” all of which are available on the company’s website. In addition to these risks, upon the resolution of certain legal matters, Baxter may incur charges in excess of presently established reserves as discussed in “Notes to Consolidated Financial Statements — Note 10 Legal Proceedings” of Baxter’s Annual Report to Shareholders for fiscal year 2006. Any such charge could have a material adverse effect on Baxter’s results of operations or cash flows in the period in which it is recorded.

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

If we are unsuccessful in identifying growth opportunities in which to invest or if we are unsuccessful in exiting low margin businesses or products our business, financial condition and results could be adversely affected.

Successful execution of our business strategy depends in part on improving the profit margins we earn with respect to our current and future products. A failure to identify and take advantage of opportunities which allow us to increase our profit margins or a failure by us to exit low profit margin businesses or terminate low profit margin products may result in us failing to meet our financial targets and may otherwise have an adverse effect on our business, financial condition and results of operations.

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

The manufacture, distribution and marketing of our products are subject to extensive ongoing regulation by the FDA. Any new product must undergo lengthy and rigorous clinical testing and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. We may elect to delay or cancel our anticipated regulatory submissions for new indications for our current or proposed new products for a number of reasons. Failure to comply with the requirements of the FDA could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of the government to grant approvals, restrictions on operations or withdrawal of existing approvals. Any of these actions could cause a loss of customer confidence in us and our products which could adversely affect our sales.

We continue to address issues with our infusion pumps as discussed further under the caption entitled “COLLEAGUE Matter” in “Management’s Discussion and Analysis” of Baxter’s Annual Report to Shareholders for fiscal year 2006. There can be no assurance that we will resolve these pump issues without incurring additional charges or facing any of the sanctions available to the FDA under the Consent Decree entered into with the United States concerning our infusion pumps. Third parties may file claims against us in connection these pump issues. In addition, our sales of other products may be adversely affected if we experience a loss of customer confidence as a result of these pump issues.

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

Sales of our products depend, in part, on the extent to which the costs of our products are paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. These health care management organizations and third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been targeted in this effort. We also face challenges in certain foreign markets where the pricing and profitability of our products generally are subject to government controls. Accordingly, our current and potential products may not be considered cost effective, and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. Legislation and regulations affecting reimbursement for our products may change at any time, including in ways that are adverse to us. Any reduction in Medicare, Medicaid or other third-party payor reimbursements could have a negative effect on our operating results.

Failure to provide quality products and services to our customers could have an adverse effect on our business and subject us to regulatory actions and costly litigation.

Our future operating results will depend on our ability to implement and improve our quality management program, and effectively train and manage our employee base with respect to quality management. We place significant emphasis on providing quality products and services to our customers. Quality management plays an essential role in determining and meeting customer requirements, preventing defects and improving the company’s products and services. While Baxter has a network of quality systems throughout our business units and facilities, which relate to the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our products, quality and safety issues may occur with respect to any of our products. A quality or safety issue could have an adverse effect on our business, financial condition and results of operations and may result in any of the actions described in the first paragraph above. In addition, we may be named as a defendant in product liability lawsuits, which could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time, attention and resources. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees.

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

We are subject to risks associated with doing business globally.

Our operations, both within and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include possible nationalization, expropriation, importation limitations, violations of U.S. or local laws, pricing restrictions, and other restrictive governmental actions or economic destabilization, instability, disruption or destruction in a significant geographic region — due to the location of manufacturing facilities, distribution facilities or customers — regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. Also, fluctuations in foreign currency exchange rates can impact our consolidated financial results.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate offices are owned and located at One Baxter Parkway, Deerfield, Illinois 60015.

Baxter owns or has long-term leases on substantially all of its major manufacturing facilities. With respect to its continuing operations, the company maintains 18 manufacturing facilities in the United States and its territories, including five in Puerto Rico. The company also manufactures in Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Czech Republic, the Dominican Republic, France, Germany, India, Ireland, Italy, Japan, Malta, Mexico, the Philippines, Poland, Singapore, Spain, Switzerland, Tunisia, Turkey and the United Kingdom. The majority of these facilities are shared by more than one of the company’s business segments. Our principal manufacturing facilities by segment are listed below:

Business	Location	Owned/Leased

BioScience
	Orth, Austria	Owned
	Vienna, Austria	Owned
	Lessines, Belgium	Owned
	Neuchatel, Switzerland	Owned
	Los Angeles, California	Owned
	Thousand Oaks, California	Owned
	Hayward, California	Leased
	Rieti, Italy	Owned
	Bohumile, Czech Republic	Owned

Business	Location	Owned/Leased

Medication Delivery
	Aibonito, Puerto Rico	Leased
	Cartago, Costa Rica	Owned
	Guayama, Puerto Rico	Owned
	Jayuya, Puerto Rico	Leased
	Bloomington, Indiana	Owned/Leased*
	Cherry Hill, New Jersey	Owned/Leased*
	Cleveland, Mississippi	Leased
	Woodlands, Singapore	Owned/Leased**
	Mountain Home, Arkansas	Owned
	North Cove, North Carolina	Owned
	Round Lake, Illinois	Owned
	Castlebar, Ireland	Owned
	Halle, Germany	Owned
	Sabinanigo, Spain	Owned
Renal
	Largo, Florida	Leased
	Mountain Home, Arkansas	Owned
	Castlebar, Ireland	Owned
	Miyazaki, Japan	Owned
	Cuernavaca, Mexico	Owned
	North Cove, North Carolina	Owned
	Woodlands, Singapore	Owned/Leased**

*	The Bloomington, IN and Cherry Hill, NJ locations include both owned and leased facilities.

**	Baxter owns the facility located at Woodlands, Singapore and leases the property upon which it rests.

The company also owns or operates shared distribution facilities throughout the world. In the United States and Puerto Rico, there are 12 shared distribution facilities with the principal facilities located in Memphis, Tennessee; Catano, Puerto Rico; North Cove, North Carolina; and Round Lake, Illinois. Internationally, we have more than 100 shared distribution facilities of these the principal facilities are located in Argentina, Austria, Belgium, Brazil, Chile, China, Colombia, Costa Rica, Czech Republic, Ecuador, France, Germany, Greece, Guatemala, Hong Kong, India, Italy, Japan, Korea, Mexico, Netherlands, Norway, Panama, Peru, Philippines, Poland, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, United Kingdom, and Venezuela.

The company continually evaluates its plants and production lines and believes that its current facilities plus any planned expansions are generally sufficient to meet its expected needs and expected near-term growth. Expansion projects and facility closings will be undertaken as necessary in response to market needs.

Item 3.	Legal Proceedings.

Incorporated by reference to “Notes to Consolidated Financial Statements — Note 10 Legal Proceedings” of Baxter’s Annual Report to Shareholders for fiscal year 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

The company’s executive officers are as follows.

Robert L. Parkinson, Jr., age 56, is Chairman of the Board and Chief Executive Officer having served in that capacity since April 2004. Prior to joining Baxter, Mr. Parkinson was Dean of Loyola University Chicago’s School of Business Administration and Graduate School of Business from 2002 to 2004. He retired from Abbott Laboratories in 2001 following a 25-year career, having served in a variety of domestic and international management and leadership positions, including as President and Chief Operating Officer.

Joy A. Amundson, age 52, is Corporate Vice President — President, BioScience having served in that capacity since August 2004. Prior to joining Baxter in August 2004, Ms. Amundson was a principal of Amundson Partners, Inc., a healthcare-consulting firm, from 2001. From 1995 to 2001, she served as a Senior Vice President of Abbott Laboratories.

Peter J. Arduini, age 42, is Corporate Vice President — President, Medication Delivery. Prior to joining Baxter in March 2005, Mr. Arduini spent 15 years at General Electric Healthcare in a variety of management roles for domestic and global businesses, the most recent of which was global general manager of General Electric Healthcare’s cat scan (CT) and functional imaging business.

Michael J. Baughman, age 42, is Corporate Vice President and Controller having served in that capacity since May 2006. Mr. Baughman joined Baxter in 2003 as Vice President of Corporate Audit and was appointed Controller in March 2005. Before joining Baxter, Mr. Baughman spent 16 years at PricewaterhouseCoopers LLP, in roles of increasing responsibility, which included audit partner and partner in the firm’s mergers and acquisitions practice.

Robert M. Davis, age 40, is Corporate Vice President and Chief Financial Officer, having served in that capacity since May 2006. Mr. Davis joined Baxter as Treasurer in November 2004. Prior to joining Baxter, Mr. Davis was with Eli Lilly and Company from 1990 where he held a number of financial positions, including Assistant Treasurer, Director of Corporate Financial Planning and tax counsel.

James M. Gatling, age 57, is Corporate Vice President — Global Manufacturing Operations and Supply Chain Operations having served in that capacity since August 2004. Previously, from December 1996 to August 2004, he served as a Corporate Vice President, Global Manufacturing Operations. Mr. Gatling is also responsible for environment, health and safety matters.

John J. Greisch, age 51, is Corporate Vice President — President, International having served in that capacity since May 2006. From June 2004 to May 2006, he served as Corporate Vice President and Chief Financial Officer and from January to June 2004, he was a Corporate Vice President and President — BioScience. Prior to that, Mr. Greisch served as Vice President of Finance and Strategy for BioScience from May 2003 to January 2004 and as Vice President of Finance for Renal from March 2002 until April 2003. Prior to joining Baxter, he was President and Chief Executive Officer of FleetPride Corporation, a distribution company, from 1998 until 2001.

Susan R. Lichtenstein, age 50, is Corporate Vice President and General Counsel. Prior to joining Baxter in March 2005, Ms. Lichtenstein was a partner with McDermott Will & Emery. She joined the law firm after having served as General Counsel to Illinois Governor Rod Blagojevich from 2003 to 2004. Ms. Lichtenstein served as Senior Vice President, General Counsel and Corporate Secretary for Tellabs, Inc. from 2000 to 2002. From 1994 to 2000, Ms. Lichtenstein held several positions with Ameritech Corporation, including Senior Vice President, General Counsel and Corporate Secretary from 1999 to 2000.

Jeanne K. Mason, age 51, is Corporate Vice President, Human Resources. Prior to joining Baxter in May 2006, Ms. Mason was with General Electric from 1988, holding various leadership positions, the most recent of which was with GE Insurance Solutions, a primary insurance and reinsurance business, where she was responsible for global human resource functions.

Bruce McGillivray, age 51, is Corporate Vice President — President, Renal having served in that capacity since August 2004. From 2002 until August 2004, Mr. McGillivray was President of Renal — Europe and from 1997 to 2002, he was President of Baxter Corporation in Canada, a subsidiary of Baxter World Trade Corporation.

Norbert G. Riedel, age 49, is Corporate Vice President and Chief Scientific Officer having served in that capacity since May 2001. From 1998 to 2001, he served as President of the recombinant business unit of BioScience. Prior to joining Baxter, Dr. Riedel was head of worldwide biotechnology and worldwide core research functions at Hoechst Marion Roussel, now Sanofi-Aventis.

Karenann K. Terrell, age 45, is Corporate Vice President and Chief Information Officer. Prior to joining Baxter in April 2006, Ms. Terrell was with DaimlerChrysler Corporation from 2000 where she served in various positions, the most recent of which was Vice President and Chief Information Officer, Chrysler Group and Mercedes Benz North America. Prior to that, she spent 16 years with General Motors with responsibility for brand development and e-business management.

Cheryl L. White, age 53, is Corporate Vice President, Quality having served in that capacity since March 2006. From 1997 to 2006, Ms. White held various management positions in Baxter’s BioScience business, the most recent of which was Vice President, Quality Management.

All executive officers of the company hold office until the next annual election of officers and until their respective successors are elected and qualified.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table includes information about the company’s common stock repurchases during the three-month period ended December 31, 2006.

Issuer Purchases of Equity Securities

			Total Number of Shares	Approximate Dollar
	Total Number		Purchased as Part of	Value of Shares that
	of Shares	Average Price	Publicly Announced	may yet be Purchased
Period	Purchased(1)	Paid per Share	Program(1)	Under the Program(1)

October 1, 2006 through October 31, 2006	844,300	$46.06	844,300
November 1, 2006 through November 30, 2006	2,710,300	$45.64	2,710,300
December 1, 2006 through December 31, 2006	2,091,056	$45.47	2,091,056

Total	5,645,656	$45.64	5,645,656	$1,006,288,807

(1)	In February 2006, the company announced that its board of directors authorized the company to repurchase up to $1.5 billion of its common stock. During the fourth quarter of 2006, the company repurchased $258 million, or approximately 5.6 million shares, under this program, and the remaining authorization totaled approximately $1 billion at December 31, 2006. The program does not have an expiration date.

Additional information required by this item is incorporated by reference from the sections entitled “Notes to Consolidated Financial Statements — Note 7 Common and Preferred Stock” and “Notes to Consolidated Financial Statements — Note 12 Quarterly Financial Results and Market for the Company’s

Stock (Unaudited)” of Baxter’s Annual Report to Shareholders for fiscal year 2006.

Item 6.	Selected Financial Data

Incorporated by reference from the section entitled “Five-Year Summary of Selected Financial Data” of Baxter’s Annual Report to Shareholders for fiscal year 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference from the section entitled “Management’s Discussion and Analysis” of Baxter’s Annual Report to Shareholders for fiscal year 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference from the section entitled “Management’s Discussion and Analysis - Financial Instrument Market Risk” of Baxter’s Annual Report to Shareholders for fiscal year 2006.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference from the sections entitled “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders’ Equity and Comprehensive Income” and “Notes to Consolidated Financial Statements” of Baxter’s Annual Report to Shareholders for fiscal year 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of the its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.

Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

Assessment of Internal Control Over Financial Reporting

Baxter included a report of management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006 in its Annual Report to Shareholders for fiscal year 2006. Baxter’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, also audited, and reported on, the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in Baxter’s Annual Report to Shareholders for fiscal year 2006 and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Refer to information under the captions entitled “Election of Directors”, “Committees of the Board — Audit Committee”, “Corporate Governance — Global Business Practice Standards” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Baxter’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 1, 2007 (the “Proxy Statement”), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Refer to information under the captions entitled “Executive Compensation”, “Director Compensation” and “Compensation Committee Report” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Refer to information under the captions entitled “Security Ownership by Directors and Executive Officers” and “Security Ownership by Certain Beneficial Owners” in the Proxy Statement all of which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Refer to the information under the caption entitled “Equity Compensation Plan Information”, “Certain Relationships and Related Transactions”, “Board of Directors” and “Corporate Governance — Director Independence” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Refer to the information under the caption entitled “Audit and Non-Audit Fees” in the Proxy Statement, all of which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

(1) Financial Statements:

Consolidated Balance Sheets	Annual Report, page 60
Consolidated Statements of Income	Annual Report, page 61
Consolidated Statements of Cash Flows	Annual Report, page 62
Consolidated Statements of Shareholders’ Equity and Comprehensive Income	Annual Report, page 63
Notes to Consolidated Financial Statements	Annual Report, pages 64-93
Report of Independent Registered Public Accounting Firm	Annual Report, pages 59

(2) Schedules required by Article 12 of Regulation S-X:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	Page 23
Schedule II — Valuation and Qualifying Accounts	Page 24

All other schedules have been omitted because they are not applicable or not required.

(3)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baxter International Inc.

By:	/s/ Robert L. Parkinson, Jr.
Robert L. Parkinson, Jr.
Chairman and Chief Executive Officer

DATE: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2007.

Signature	Title

/s/ Robert L. Parkinson, Jr. Robert L. Parkinson, Jr.	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

/s/ Robert M. Davis Robert M. Davis	Corporate Vice President and Chief Financial Officer (principal financial officer)

/s/ Michael J. Baughman Michael J. Baughman	Corporate Vice President and Controller (principal accounting officer)

/s/ Walter E. Boomer Walter E. Boomer	Director

/s/ Blake E. Devitt Blake E. Devitt	Director

/s/ John D. Forsyth John D. Forsyth	Director

/s/ Gail D. Fosler Gail D. Fosler	Director

/s/ James R. Gavin III, M.D., Ph.D. James R. Gavin III, M.D., Ph.D.	Director

/s/ Peter S. Hellman Peter S. Hellman	Director

/s/ Joseph B. Martin, M.D., Ph.D. Joseph B. Martin, M.D., Ph.D.	Director

Signature	Title

/s/ Carole J. Shapazian Carole J. Shapazian	Director

/s/ Thomas T. Stallkamp Thomas T. Stallkamp	Director

/s/ K. J. Storm K. J. Storm	Director

/s/ Albert P. L. Stroucken Albert P. L. Stroucken	Director

EXHIBIT INDEX

Number and Description of Exhibit

3. Certificate of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on May 18, 2006).
3.2	Bylaws, as amended October 3, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on October 4, 2006).
4. Instruments defining the rights of security holders, including indentures
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit(a) to the Company’s Registration Statement on Form S-16 (Registration No. 02-65269), filed on August 17, 1979).
4.2	Rights Agreement, dated as of December 9, 1998, between the Company and First Chicago Trust Company of New York as Rights Agent (including Form of Certificate of Designation, Form of Rights Certificates and Form of Summary of Rights) (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on December 15, 1998).
4.3	Certificate of Adjustment to the Rights Agreement, dated as of May 30, 2001 (incorporated by reference to Exhibit 2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A (File No. 1-4448), filed on May 30, 2001).
4.4	Amended and Restated Indenture, dated November 15, 1985 (the “1985 Indenture”), between the Company and Continental Illinois National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-1665), filed on December 16, 1985).
4.5	First Supplemental Indenture, dated as of May 18, 1988, to the Indenture dated as of November 15, 1985, between the Company and Continental Illinois National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 4.1(A) to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 33-6746), filed on May 27, 1988).
4.6	Second Supplemental Indenture, dated as of January 29, 1997, to Indenture dated as of November 15, 1985, between the Company and First Trust National Association (incorporated by reference to Exhibit 4.1B to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-19025), filed on January 30, 1997).
4.7	Form of 9 1/2% Note due 2008, issued under and pursuant to the 1985 Indenture, as amended (incorporated by reference to Exhibit 4.3(a) to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on June 24, 1988).
4.8	7.125% Notes due 2007, Global Certificate, dated February 3, 1997 (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 19, 1997).
4.9	7.65% Debentures due 2027, Global Certificate, dated February 3, 1997 (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 19, 1997).
4.10	Indenture, dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to Form 8-A (File No. 1-4448), filed on December 23, 2002).
4.11	Supplemental Indenture No. 1, dated as of December 17, 2002, to Indenture dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (including Form of 5.196% Senior Notes due 2008) (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-4448), filed on November 10, 2005).
4.12	Second Supplemental Indenture, dated as of March 10, 2003, to Indenture dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (including the 4.625% Notes due 2015) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109329), filed on September 30, 2003).

Number and Description of Exhibit

4.13	Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on August 9, 2006).
4.14	First Supplemental Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (including Form of 5.90% Senior Note due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on August 9, 2006).
10. Material Contracts
10.1	Credit Agreement, dated December 20, 2006, among Baxter International Inc. as Borrower; J.P. Morgan Chase Bank, as Administrative Agent; Bank of America, N.A., as Syndication Agent; J.P. Morgan Securities, Inc. and Banc of America Securities LLC as Co-Lead Arrangers and Joint Bookrunners; and Citibank, N.A., Deutsche Bank Securities Inc. and ABN AMRO Bank N.V. as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on December 22, 2006).
10.2	Credit Agreement, dated as of January 7, 2005, among Baxter Healthcare S.A. as Borrower; J.P. Morgan Europe Limited as Administrative Agent; ABN AMRO N.V., Banco Bilbao Vizcaya Argentaria S.A., San Paolo IMI S.p.A. and Deutsche Bank Securities Inc. as Syndication Agents; and J.P. Morgan plc, Deutsche Bank Securities Inc. and ABN AMRO Bank N.V. London Branch as mandated Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on January 10, 2005).
10.3	Guaranty Agreement entered as of January 7, 2005 and amended through June 1, 2005 by Baxter International Inc. in favor of J.P. Morgan Europe Limited as Agent in respect of obligations of Baxter Healthcare S.A. under the Credit Agreement of the same date (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on August 9, 2005).
10.4	Consent Decree for Condemnation and Permanent Injunction with the United States of America dated June 29, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on June 29, 2006).
C 10.5	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on November 14, 1986).
C 10.6	Baxter International Inc. 1998 Incentive Compensation Program (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 20, 1998).
C 10.7	Baxter International Inc. 2000 Incentive Compensation Program (incorporated by reference to Exhibit A to the Company’s Definitive Annual Meeting Proxy Statement on Form 14A (File No. 1-4448), filed on March 23, 2000).
C 10.8	Baxter International Inc. 2001 Incentive Compensation Program and Amendment No. 1 thereto (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 13, 2002).
C 10.9	Baxter International Inc. 2003 Incentive Compensation Program (incorporated by reference to Exhibit A to the Company’s Definitive Annual Meeting Proxy Statement on Form 14A (File No. 1-4448), filed on March 21, 2003).
C 10.10	Baxter International Inc. Officer Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 13, 2002).
C 10.11	Baxter International Inc. Long Term Incentive Plan (as amended and restated effective February 24, 2004) (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on May 10, 2004).
C 10.12	Form of Baxter International Inc. LTI Stock Option and Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 16, 2005).

Number and Description of Exhibit

C 10.13		Form of Stock Option Plan Terms and Conditions (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on November 4, 2004).
C 10.14		Baxter International Inc. Stock Option Plan adopted November 18, 1996, Grant to Shared Investment Plan Participants, Terms and Conditions (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 19, 1997).
C 10.15		Baxter International Inc. Stock Option Plan adopted November 18, 1996, Premium-Priced Stock Option Grant, Terms and Conditions (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 19, 1997).
C 10.16		Baxter International Inc. Stock Option Plan adopted February 17, 1997 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-71553), filed on February 1, 1999).
C 10.17		Baxter International Inc. Stock Option Plan adopted November 18, 1997 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 20, 1998).
C 10.18		Baxter International Inc. Stock Option Plan adopted November 18, 1997, Terms and Conditions, Scientific Advisory Board (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-71553), filed on February 1, 1999).
C 10.19		Baxter International Inc. Stock Option Plan adopted February 17, 1998, Terms and Conditions (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-71553), filed on February 1, 1999).
C 10.20		Baxter International Inc. Stock Option Plan adopted February 21, 2000, Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-48906), filed on October 30, 2000).
C 10.21		2001 Global Stock Option Plan adopted February 27, 2001, Terms and Conditions (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 1-4448), filed on March 12, 2003).
C 10.22		Baxter International Inc. Employee Stock Purchase Plan for United States Employees (as amended and restated effective October 1, 1999) (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on November 12, 1999).
C 10.23		Baxter International Inc. Non-Employee Director Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on October 4, 2006).
C 10.24		Baxter International Inc. Directors’ Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on October 4, 2006).
C 10.25		Employment Agreement, between Robert L. Parkinson, Jr. and Baxter International Inc., dated April 19, 2004 (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q (File No. 1-4448), filed on May 10, 2004).
C 10.26		Form of Severance Agreement entered into with executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-4448), filed on December 22, 2006).
C *10	.27	Baxter International Inc. and Subsidiaries Supplemental Pension Plan (amended and restated effective January 1, 2007).
C *10	.28	Baxter International Inc. and Subsidiaries Deferred Compensation Plan (amended and restated effective January 1, 2007).
*12	.	Computation of Ratio of Earnings to Fixed Charges.
*13	.	Selections from the 2006 Annual Report to Shareholders (such report, except to the extent expressly incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this Annual Report on Form 10-K).
*21	.	Subsidiaries of Baxter International Inc.

Number and Description of Exhibit

*23	.	Consent of PricewaterhouseCoopers LLP.
*31	.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

C	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Baxter International Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2007 appearing in the 2006 Annual Report to Shareholders of Baxter International Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 27, 2007

SCHEDULE II

		Additions
	Balance at	Charged to			Balance at
Valuation and Qualifying Accounts	Beginning	Costs and	Charged/(Credited) to	Deductions	End of
(In millions of dollars)	of Period	Expenses	Other Accounts(A)	From Reserves	Period

Year ended December 31, 2006:
Allowance for doubtful accounts	120	23	8	(24)	127
Inventory reserves	146	176	6	(148)	180
Deferred tax asset valuation allowance	319	21	(46)	(60)	234
Year ended December 31, 2005:
Allowance for doubtful accounts	147	46	(5)	(68)	120
Inventory reserves	142	179	(7)	(168)	146
Deferred tax asset valuation allowance	288	40	(3)	(6)	319
Year ended December 31, 2004:
Allowance for doubtful accounts	84	79	4	(20)	147
Inventory reserves	124	217	3	(202)	142
Deferred tax asset valuation allowance	168	124	42	(46)	288

(A)	Valuation accounts of acquired or divested companies and foreign currency translation adjustments. Reserves are deducted from assets to which they apply.