Form 10-Q
period 2007-03-31
BAXTER INTERNATIONAL INC
filed 2007-05-04
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 30, 2007 was 651,517,206 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended
	March 31,
	2007	2006

Net sales	$2,675	$2,409
Costs and expenses
Cost of goods sold	1,409	1,357
Marketing and administrative expenses	583	526
Research and development expenses	159	138
Net interest expense	5	18
Other (income) expense, net	(10)	16

Total costs and expenses	2,146	2,055

Income before income taxes	529	354
Income tax expense	126	72

Net income	$403	$282

Earnings per common share
Basic	$0.62	$0.44

Diluted	$0.61	$0.43

Weighted average number of common shares outstanding
Basic	650	641

Diluted	659	648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		March 31,	December 31,
		2007	2006

Current assets	Cash and equivalents	$2,384	$2,485
	Accounts and other current receivables	1,899	1,838
	Inventories	2,119	2,066
	Other current assets	572	581

	Total current assets	6,974	6,970

Property, plant and equipment, net		4,047	4,229

Other assets	Goodwill	1,610	1,618
	Other intangible assets	470	480
	Other	1,382	1,389

	Total other assets	3,462	3,487

Total assets		$14,483	$14,686

Current liabilities	Short-term debt	$192	$57
	Current maturities of long-term debt and lease obligations	404	177
	Accounts payable and accrued liabilities	3,028	3,376

	Total current liabilities	3,624	3,610

Long-term debt and lease obligations		2,124	2,567

Other long-term liabilities		2,131	2,237

Commitments and contingencies

Shareholders’ equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2007 and 2006	683	683
	Common stock in treasury, at cost, 32,537,473 shares in 2007 and 33,016,340 shares in 2006	(1,417)	(1,433)
	Additional contributed capital	5,212	5,177
	Retained earnings	3,491	3,271
	Accumulated other comprehensive loss	(1,365)	(1,426)

	Total shareholders’ equity	6,604	6,272

Total liabilities and shareholders’ equity		$14,483	$14,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Three months ended
		March 31,
		2007	2006

Cash flows from operating activities	Net income	$403	$282
	Adjustments
	Depreciation and amortization	140	139
	Deferred income taxes	(13)	2
	Stock compensation	27	18
	Other	4	18
	Changes in balance sheet items
	Accounts and other current receivables	(98)	38
	Inventories	(128)	(63)
	Accounts payable and accrued liabilities	(158)	(105)
	Restructuring payments	(3)	(19)
	Other	41	(5)

	Cash flows from operating activities	215	305

Cash flows from investing activities	Capital expenditures	(93)	(76)
	Acquisitions of and investments in businesses and technologies	(31)	—
	Divestitures and other	447	11

	Cash flows from investing activities	323	(65)

Cash flows from financing activities	Issuances of debt	15	75
	Payments of obligations	(221)	(1,003)
	Cash dividends on common stock	(380)	(363)
	Proceeds from stock issued under employee benefit plans	201	44
	Excess tax benefits from stock compensation	25	—
	Other issuances of stock	—	1,249
	Purchases of treasury stock	(270)	(171)

	Cash flows from financing activities	(630)	(169)

Effect of currency exchange rate changes on cash and equivalents		(9)	(31)

(Decrease) increase in cash and equivalents		(101)	40
Cash and equivalents at beginning of period		2,485	841

Cash and equivalents at end of period		$2,384	$881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s 2006 Annual Report to Shareholders (2006 Annual Report).
In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.
Adoption of FIN No. 48
On January 1, 2007, the company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN No. 48). FIN No. 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The cumulative effect of applying FIN No. 48 is to be reported as an adjustment to the opening balance of retained earnings in the period of adoption.
The adoption of FIN No. 48 by the company on January 1, 2007 had no impact on the opening balance of retained earnings.
At January 1, 2007, the company’s liability for uncertain tax positions totaled $405 million, including liabilities related to interest and penalties. The liabilities related to interest and penalties at January 1, 2007 were not material. At December 31, 2006, the entire balance was classified as a current liability. In applying FIN No. 48’s liability classification provisions, the company reclassified $200 million of the total liability to noncurrent liabilities on January 1, 2007. There was no material change in the liability for uncertain tax positions during the first quarter of 2007.
None of the positions included in the liability for uncertain tax positions related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
The company has historically classified interest and penalties associated with income taxes in the income tax expense line in the consolidated statement of income, and this treatment is unchanged under FIN No. 48. Interest and penalties recorded during the first quarter of 2007 were not material.
Refer to the Annual Report included in the company’s Form 10-K for the year ended December 31, 2006 for a description, by major tax jurisdiction, of tax years that remain subject to examination. There were no material changes during the first quarter of 2007.
As of January 1, 2007, Baxter had ongoing audits in several jurisdictions, as well as bilateral Advance Pricing Agreement proceedings that the company voluntarily initiated between the U.S. government and the governments of Switzerland and Japan with respect to intellectual property, product, and service transfer pricing arrangements. Baxter expects to settle these proceedings within the next 12 months. In the opinion of management, the company has made adequate tax provisions for all years subject to examination. There is a reasonable possibility that the ultimate settlements will be more or less than the amounts reserved for these unrecognized tax benefits.

Issued but not yet effective accounting standards
SFAS No. 157
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings. The company is in the process of analyzing this new standard, which will be effective for the company on January 1, 2008.
SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. The company is in the process of analyzing this new standard, which will be effective for the company on January 1, 2008.
2. SUPPLEMENTAL FINANCIAL INFORMATION
Net pension and other postemployment benefits expense
The following is a summary of net expense relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended
	March 31,
(in millions)	2007	2006

Pension benefits
Service cost	$21	$22
Interest cost	46	43
Expected return on plan assets	(53)	(49)
Amortization of net loss, prior service cost and transition obligation	24	29

Net pension plan expense	$38	$45

OPEB
Service cost	$1	$2
Interest cost	8	7
Amortization of net loss and prior service cost	1	1

Net OPEB plan expense	$10	$10

Net interest expense

	Three months ended
	March 31,
(in millions)	2007	2006

Interest expense, net of capitalized interest	$29	$27
Interest income	(24)	(9)

Net interest expense	$5	$18

Comprehensive income
Total comprehensive income was $464 million and $307 million for the three months ended March 31, 2007 and 2006, respectively. The increase in comprehensive income in 2007 was principally due to higher net income and favorable movements in the fair value of the company’s net investment hedges, partially offset by unfavorable movements in currency translation adjustments.
Effective tax rate
The company’s effective income tax rate was 23.8% and 20.3% in the first quarters of 2007 and 2006, respectively. The increase in the effective income tax rate was principally due to the tax impact of the gain on the divestiture of the Transfusion Therapies business and related charges. Refer to Note 3 for further information. The company anticipates that the effective tax rate will be in the range of 20% to 21% for 2007.
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
Employee stock options to purchase 12 million and 40 million shares for the first quarters of 2007 and 2006, respectively, were not included in the computation of diluted EPS because the assumed proceeds were greater than the average market price of the company’s common stock, resulting in an anti-dilutive effect on diluted EPS.
Refer to the 2006 Annual Report regarding the purchase contracts included in the company’s equity units. The purchase contracts were settled in February 2006, and the company issued approximately 35 million shares of common stock in exchange for $1.25 billion. Using the treasury stock method, prior to the February 2006 settlement date, the purchase contracts had a dilutive effect when the average market price of Baxter stock exceeded $35.69.
The following is a reconciliation of basic shares to diluted shares.

	Three months ended
	March 31,
(in millions)	2007	2006

Basic shares	650	641
Effect of dilutive securities
Employee stock options	8	6
Equity unit purchase contracts and other	1	1

Diluted shares	659	648

Inventories

	March 31,	December 31,
(in millions)	2007	2006

Raw materials	$ 581	$ 526
Work in process	637	676
Finished products	901	864

Total inventories	$2,119	$2,066

Property, plant and equipment, net

	March 31,	December 31,
(in millions)	2007	2006

Property, plant and equipment, at cost	$7,981	$8,311
Accumulated depreciation and amortization	(3,934)	(4,082)

Property, plant and equipment, net	$4,047	$4,229

Goodwill
Goodwill at March 31, 2007 totaled $573 million for the BioScience segment, $895 million for the Medication Delivery segment and $142 million for the Renal segment. Goodwill at December 31, 2006 totaled $579 million for the BioScience segment, $898 million for the Medication Delivery segment and $141 million for the Renal segment. Approximately $12 million of goodwill in the BioScience segment was included in the book value of the Transfusion Therapies business in determining the divestiture gain. Refer to Note 3 for further information. The remaining change in the goodwill balance from December 31, 2006 to March 31, 2007 for each segment principally related to foreign currency fluctuations.
Other intangible assets
The following is a summary of the company’s intangible assets subject to amortization at March 31, 2007 and December 31, 2006.

	Developed
	technology,
(in millions, except amortization period data)	including patents	Other	Total

March 31, 2007
Gross intangible assets	$814	$122	$936
Accumulated amortization	412	61	473

Net intangible assets	$402	$61	$463

Weighted-average amortization period (in years)	14	15	14

December 31, 2006
Gross intangible assets	$827	$122	$949
Accumulated amortization	418	58	476

Net intangible assets	$409	$64	$473

Weighted-average amortization period (in years)	15	15	15

The amortization expense for these intangible assets was $15 million and $14 million for the three months ended March 31, 2007 and 2006, respectively. The anticipated annual amortization expense for intangible assets recorded as of March 31, 2007 is $56 million in 2007, $50 million in 2008, $49 million in 2009, $47 million in 2010, $42 million in 2011 and $38 million in 2012.
Securitization arrangements
The company’s securitization arrangements resulted in net cash outflows of $27 million and $33 million for the three months ended March 31, 2007 and 2006, respectively. A summary of the activity is as follows.

	Three months ended
	March 31,
(in millions)	2007	2006

Sold receivables at beginning of period	$348	$451
Proceeds from sales of receivables	356	332
Cash collections (remitted to the owners of the receivables)	(383)	(365)
Effect of currency exchange rate changes	(1)	2

Sold receivables at end of period	$320	$420

3. SALE OF TRANSFUSION THERAPIES BUSINESS
On February 28, 2007, the company completed the disposition of substantially all of the assets and liabilities of its Transfusion Therapies (TT) business to an affiliate of TPG Capital, L.P. (TPG), which has established the new company as Fenwal Inc. (Fenwal), for $540 million. This purchase price is subject to customary adjustments based upon the finalization of the net assets transferred. Under the terms of the sale agreement, TPG acquired the net assets of the TT business, including its product portfolio of manual and automated blood-collection products and storage equipment, as well as five manufacturing facilities located in Haina, Dominican Republic; La Chatre, France; Maricao and San German, Puerto Rico; and Nabeul, Tunisia. The decision to sell the TT net assets was based on the results of strategic and financial reviews of the company’s business portfolio, and will allow the company to increase its focus and investment on businesses with more long-term strategic value to the company.
Under transition agreements, the company will provide manufacturing and a variety of support services to Fenwal for a period of time after divestiture, which varies based on the product or service provided and other factors, but generally approximates two years. Due to the company’s expected significant continuing cash flows associated with this business, the company continued to include the results of operations of TT in the company’s results of continuing operations through the February 28, 2007 sale date. TT’s sales, which were reported in the BioScience segment, were $79 million and $124 million during the first quarters of 2007 and 2006, respectively. Revenues associated with the manufacturing, distribution and other transition services provided by the company to Fenwal post-divestiture are reported at the corporate headquarters level and not allocated to a segment.
The major classes of the assets and liabilities classified as held for sale as of the February 28, 2007 sale date and that were included in the company’s consolidated financial statements as of December 31, 2006 were as follows.

	February 28,	December 31,
(in millions)	2007	2006

Current assets	$149	$208
Noncurrent assets	$224	$206

Total assets	$373	$414
Total liabilities	$58	$64

The company recorded a gain on the sale of the TT business of $58 million ($30 million, or $0.05 per diluted share, on an after-tax basis) during the first quarter. Cash proceeds were $473 million, representing the purchase price of $540 million net of certain items, principally international receivables that have been retained by the company post-divestiture. The gain on the sale was recorded net of transaction-related expenses and other costs of $36 million, and a $12 million allocation of a portion of BioScience segment goodwill. In addition, $52 million of the cash proceeds were allocated to the manufacturing, distribution and other transition agreements because those arrangements provide for below-market consideration for those services.
In connection with the TT divestiture, the company recorded a $35 million charge ($24 million, or $0.04 per diluted share, on an after-tax basis) principally associated with severance and other employee-related costs. Reserve utilization in the first quarter of 2007 was not material. The reserve is expected to be utilized by the end of 2008, and the company believes that the reserves are adequate. However, adjustments may be recorded in the future as the program is completed.
The gain on the sale of the TT business and the related charges were recorded in other income and expense, net on the consolidated statement of income. The items were reported at the corporate headquarters level and were not allocated to a segment.
4. RESTRUCTURING AND OTHER SPECIAL CHARGES
2004 restructuring charge
In 2004, the company recorded a $543 million pre-tax restructuring charge principally associated with management’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. Included in the 2004 charge was $196 million relating to asset impairments, almost all of which was to write down property, plant and equipment. Also included in the 2004 charge was $347 million for cash costs, principally pertaining to severance and other employee-related costs. Refer to the 2006 Annual Report for additional information.
The following table summarizes cash activity in the company’s 2004 restructuring reserve.

	Employee-	Contractual
	related	and other
(in millions)	costs	costs	Total

Charge	$212	$135	$347
Utilization and adjustments in 2004, 2005 and 2006	(198)	(94)	(292)

Reserve at December 31, 2006	14	41	55
Utilization	(2)	(1)	(3)

Reserve at March 31, 2007	$12	$40	$52

Substantially all of the remaining reserve is expected to be utilized in 2007, with the rest of the cash outflows principally relating to certain long-term leases and remaining employee severance payments. The company believes that the restructuring program is substantially complete and that the remaining reserves are adequate. However, remaining cash payments are subject to change.
Other charges
The 2005 and 2006 charges discussed below were classified in cost of goods sold in the company’s consolidated income statements. The actual costs relating to certain of these matters may differ from the company’s estimates. It is possible that additional charges may be required in future periods, based on new information or changes in estimates. For additional information on these other charges, please refer to the 2006 Annual Report.
Infusion Pumps

The company began to hold shipments of COLLEAGUE infusion pumps in July 2005, and continues to hold shipments in the United States. Please refer to the company’s 2006 Annual Report and the “COLLEAGUE Matter” section in this report for further information.
The company recorded pre-tax charges of $77 million in the second quarter of 2005 and $76 million in the second quarter of 2006 related to issues associated with its COLLEAGUE and SYNDEO infusion pumps. Included in the 2005 charge was $4 million relating to asset impairments and $73 million for cash costs, representing an estimate of the cash expenditures for the materials, labor and freight costs expected to be incurred to remediate the design issues. Included in the 2006 charge was $3 million relating to asset impairments and $73 million for cash costs, which related to additional customer accommodations and adjustments to the previously established reserves for remediation costs based on further definition of the potential remediation requirements and the company’s experience remediating pumps outside of the United States. Also in the first quarter of 2006, the company recorded an additional $18 million pre-tax expense, of which $7 million related to asset impairments and $11 million related to additional warranty and other commitments made to customers.
In December 2006, the company received conditional approval from the U.S. Food and Drug Administration (FDA) for the company’s plan to resolve issues with the COLLEAGUE pumps currently in use in the United States. On February 27, 2007, the company received clearance from the FDA on its COLLEAGUE infusion pump 510(k) pre-market notification, which included modifications to the current COLLEAGUE pump to resolve the issues with the pump. On May 2, 2007, the company received the FDA’s approval to modify pumps currently in the United States. Outside of the United States, sales have resumed in all markets.
In the fourth quarter of 2005, the company recorded a charge associated with the withdrawal of its 6060 multi-therapy infusion pump from the market. Included in the $49 million charge was $41 million for cash costs. The charge principally consisted of the estimated costs to provide customers with replacement pumps, with the remainder of the charge related to asset impairments, principally to write off customer lease receivables. During 2006, the company recorded a $16 million adjustment to reduce the amount of the reserve, as the estimated costs associated with providing customers with replacement pumps were refined. The remainder of the reserve is expected to be utilized in 2007.
The following table summarizes cash activity in the company’s infusion pump reserves, including the COLLEAGUE, SYNDEO and 6060 infusion pumps, through March 31, 2007.

	COLLEAGUE
(in millions)	and SYNDEO	6060	Total

Charge	$157	$41	$198
Utilization and adjustments	(46)	(33)	(79)

Reserve at December 31, 2006	111	8	119
Utilization	(9)	(2)	(11)

Reserve at March 31, 2007	$102	$6	$108

Hemodialysis Instruments
The company recorded a $50 million pre-tax charge, with $28 million recorded in the third quarter of 2005 and $22 million recorded in the fourth quarter of 2005, associated with management’s decision to discontinue the manufacture of hemodialysis (HD) instruments, including the company’s Meridian instrument. Included in the $50 million charge was $23 million relating to asset impairments, principally to write down inventory, equipment and other assets used to manufacture HD machines. The remaining $27 million of the charge related to the estimated cash payments associated with providing customers with replacement instruments. The company has utilized $16 million of the reserve for cash costs through the first quarter of 2007. The remainder of the reserve is expected to be utilized in 2007.
5. COMMON STOCK
Stock-based compensation plans
On January 1, 2006, the company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R) using the modified prospective transition method. Stock compensation expense measured in accordance with SFAS No. 123-R totaled $27 million ($18 million on a net-of-tax basis, or $0.03 per diluted share) and $18 million ($12 million on a net-of-tax basis, or $0.02 per diluted share) for the three months ended March 31, 2007 and 2006, respectively. Approximately three-quarters of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of goods sold and research and development expenses.
In March 2007, the company made its annual stock compensation grants, which consisted of approximately 7.2 million stock options and 1.1 million performance share units (PSUs) and restricted stock units (RSUs).
Stock options
The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average fair values, were as follows.

	Three months ended
	March 31,
	2007	2006

Expected volatility	23.5%	27.6%
Expected life (in years)	4.5	5.5
Risk-free interest rate	4.5%	4.7%
Dividend yield	1.2%	1.5%
Fair value per stock option	$13	$11

Employee stock options granted prior to 2007 generally vest 100% on the third anniversary of the grant date and have a contractual term of 10 years. Beginning in the first quarter of 2007, stock options granted have a three-year ratable vesting schedule with a contractual term of 10 years.
The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $85 million and $15 million, respectively.
As of March 31, 2007, $163 million of pre-tax unrecognized compensation cost related to all unvested stock options is expected to be recognized as expense over a weighted-average period of 2.3 years.
Performance share and restricted stock units
As part of an overall, periodic reevaluation of the company’s stock compensation programs, the company made changes to its long-term incentive plan for senior management effective in the first quarter of 2007. The RSU component of the plan has been replaced by PSUs with market-based conditions. In addition, the overall mix of stock compensation awarded under the plan has changed, from a weighting of 70% stock options and 30% RSUs to 50% stock options and 50% PSUs.
Awards of PSUs will be earned by comparing the company’s growth in shareholder value relative to a performance peer group over a three-year period. Based upon the company’s performance, the recipient of a PSU may earn a total award ranging from 0% to 200% of the initial grant. As part of the transition to the new program, the March 2007 annual grant also included RSUs.
The fair value of PSUs is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of March 31, 2007, pre-tax unrecognized compensation cost related to all unvested RSUs and PSUs of $76 million is expected to be recognized as expense over a weighted-average period of 2.5 years.
Realized excess income tax benefits
In accordance with SFAS No. 123-R, realized excess tax benefits of $25 million, principally associated with stock option exercises, have been presented as an outflow within the operating section and an inflow within the financing section of the statement of cash flows in the first quarter of 2007. No income tax benefits were realized from stock-based compensation during the first quarter of 2006, due primarily to the company’s U.S. net operating loss position at that time.
Stock issuances
Refer to the 2006 Annual Report regarding the purchase contracts included in the company’s equity units. The purchase contracts were settled in February 2006, and the company issued 35 million shares of common stock in exchange for $1.25 billion.
Stock repurchases
As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and current market conditions. During the three-month period ended March 31, 2007, the company repurchased 5.5 million shares for $270 million under the board of directors’ February 2006 $1.5 billion share repurchase authorization. In February 2007, the board of directors authorized the repurchase of an additional $2.0 billion of the company’s common stock. At March 31, 2007, $736 million remained available under the February 2006 authorization.
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
In addition to the matters described below, the company remains subject to other additional potential administrative and legal actions. With respect to regulatory matters in particular, these actions include product recalls, injunctions to halt manufacture and distribution, other restrictions on the company’s operations, civil sanctions, including monetary sanctions, and criminal sanctions. Any of these actions could have an adverse effect on the company’s business and subject the company to additional regulatory actions and costly litigation. With respect to patents, the company may be exposed to significant litigation concerning patents and products, challenges to the coverage and validity of the company’s patents on products or processes, and allegations that the company’s products infringe patents held by competitors or other third parties. A loss in any of these types of cases could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations or cash flows.
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
Sevoflurane Litigation
In September 2005, the U.S.D.C. for the Northern District of Illinois ruled that a patent owned by Abbott Laboratories and the Central Glass Company, U.S. Patent No. 5,990,176, was not infringed by Baxter’s generic version of sevoflurane. Abbott and Central Glass appealed and Baxter filed a cross-appeal as to the validity of the patent. In November 2006, the Court of Appeals for the Federal Circuit granted Baxter’s cross-appeal and held Abbott’s patent invalid. Abbott’s motions to have that appeal re-heard were denied in January 2007.
Related actions are pending in various jurisdictions in the United States and abroad. In February 2004, Abbott and Central Glass filed another patent infringement action on two related patents against Baxter in the U.S.D.C. for the Northern District of Illinois. Baxter has filed a motion asserting that judgment of non-infringement and invalidity should be entered based in part on findings made in the earlier case. In May 2005, Abbott and Central Glass filed suit in the Tokyo District Court on a counterpart Japanese patent and in September 2006, the Tokyo District Court ruled in favor of Abbott and Central Glass on this matter. Baxter has appealed this decision. In June 2005, Baxter filed suit in the High Court of Justice in London, England seeking revocation of the U.K. part of the related European patent and a declaration of non-infringement. In March 2007, the High Court ruled in Baxter’s favor, concluding that the U.K. patent was invalid. Parallel opposition proceedings in the European and Japanese Patent Offices seeking to revoke certain versions of the patent are also pending.
GAMMAGARD Liquid Litigation
In June 2005, Talecris Biotherapeutics, Inc. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation and Baxter International Inc. as defendants. The complaint, which seeks injunctive relief, alleges that Baxter’s manufacture and sale of GAMMAGARD liquid infringes U.S. Patent No. 6,686,191. The case is presently pending before the District Court with the trial scheduled to commence in July 2007. Baxter filed a declaratory judgment action in the High Court of Justice in London, England seeking to invalidate the related U.K. patent and to receive a judgment of non-infringement. In October 2006, Bayer AG (as patentee of the European patent in the U.K.) and Talecris consented in the High Court to a decision of invalidity of the U.K. patent. Baxter has also filed a corresponding action in Belgium. A parallel opposition proceeding in the European Patent Office is also pending.
Peritoneal Dialysis Litigation
On October 16, 2006, Baxter Healthcare Corporation and Deka Products Limited Partnership filed a patent infringement lawsuit in the U.S.D.C. for the Eastern District of Texas against Fresenius Medical Care Holdings, Inc. and Fresenius USA, Inc. The complaint alleges that Fresenius’ sale of the Liberty Cycler peritoneal dialysis systems and related disposable items and equipment infringes U.S. Patent No. 5,421,823, as to which Deka has granted Baxter an exclusive license in the peritoneal dialysis field. The case has been transferred to the U.S.D.C. for the Northern District of California.
Alyx Component Collection System Litigation
In December 2005, Haemonetics Corporation filed a patent infringement lawsuit in the U.S.D.C. for the District of Massachusetts naming Baxter Healthcare Corporation as a defendant. The complaint, which seeks injunctive relief, alleges that Baxter’s Alyx Component Collection System infringes U.S. Patent No. 6,705,983. A scheduling order has been set and trial is expected in 2008. Fenwal assumed the obligations arising out of this litigation in connection with Fenwal’s acquisition of the TT business from the company.
In addition, Haemonetics filed a demand for arbitration in December 2005 against Baxter Healthcare Corporation, Baxter Healthcare S.A., and Baxter International Inc. with the American Arbitration Association in Boston, Massachusetts. The demand alleges that the Baxter parties breached their obligations under the parties’ technology development agreement related to pathogen inactivation. In January 2007, Baxter reached a settlement with Haemonetics resolving this matter, which was within the company’s reserve level and did not require a material payment from Baxter.
Product Liability
Mammary Implant Litigation
The company is currently a defendant in various courts in a number of lawsuits seeking damages for injuries of various types allegedly caused by silicone mammary implants previously manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by Baxter in 1985, divested its Heyer-Schulte division in 1984. The majority of the claims and lawsuits against the company have been resolved. After concluding a class action settlement with a large group of U.S. claimants, the company will continue to participate in the resolution of class member claims, for which reserves have been established, until 2010. In addition, as of March 31, 2007, Baxter remains a defendant or co-defendant in approximately 25 lawsuits relating to mammary implants brought by claimants who have opted out of, or are not bound by, the class settlement. The company has also established reserves for these lawsuits. Baxter believes that a substantial portion of its liability and defense costs for mammary implant litigation may be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer insolvency.
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
After concluding a class action settlement with a group of U.S. claimants for whom all eligible claims have been paid, Baxter remained as a defendant in approximately 95 lawsuits and subject to approximately 145 additional claims. Among the lawsuits, the company and other manufacturers have been named as defendants in approximately 70 lawsuits pending or expected to be transferred to the U.S.D.C. for the Northern District of Illinois on behalf of claimants, who are primarily non-U.S. residents, seeking unspecified damages for HIV or Hepatitis C infections from their use of plasma-based factor concentrates. In March 2005, the District Court denied plaintiff’s motion to certify purported classes. Thereafter, plaintiffs have filed additional lawsuits on behalf of individual claimants outside of the U.S. In December 2005, the District Court granted defendants’ motion to return U.K. claimants to their home jurisdiction. That matter is on appeal.
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
Vaccines Litigation
As of March 31, 2007, the company has been named as a defendant, along with others, in approximately 125 lawsuits filed in various state and U.S. federal courts, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or attention deficit disorders as a result of exposure to vaccines for childhood diseases containing the preservative, thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as by other companies.
Securities Laws
In August 2002, six purported class action lawsuits were filed in the U.S.D.C. for the Northern District of Illinois naming Baxter and its then Chief Executive Officer and then Chief Financial Officer as defendants. These lawsuits, which were consolidated, alleged that the defendants violated the federal securities laws by making misleading statements regarding the company’s financial guidance that allegedly caused Baxter common stock to trade at inflated levels. The Court of Appeals for the Seventh Circuit reversed a trial court order granting Baxter’s motion to dismiss the complaint and the U.S. Supreme Court declined to grant certiorari in March 2005. In February 2006, the trial court denied Baxter’s motion for judgment on the pleadings. The court has twice denied Plaintiffs’ request for certification of a class action based on the inadequacy of their class representatives but allowed Plaintiffs a final chance to find new ones. In October 2006, separate plaintiffs’ law firms identified new, different proposed class representatives, but in January 2007, the trial court found both new proposed class representatives to be inadequate, effectively ending the suit as a class action. In October 2004, a purported class action was filed in the same court against Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s 401(k) plans, breached their fiduciary duties to the plan participants by offering Baxter common stock as an investment option in each of the plans during the period of January 2001 to October 2004. Plaintiff alleges that Baxter common stock traded at artificially inflated prices during this period and seeks unspecified damages and declaratory and equitable relief. In March 2006, the trial court certified a class of plan participants who elected to acquire Baxter common stock through the plans between January 2001 and the present. The court denied defendants’ motion to dismiss but has allowed Baxter to seek an interlocutory appeal of the decision, which Baxter has done. Discovery has begun in this matter.
In July 2004, a series of four purported class action lawsuits, now consolidated, were filed in the U.S.D.C. for the Northern District of Illinois, in connection with the company’s restatement of its consolidated financial statements, previously announced in July 2004, naming Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors as defendants. The lawsuits allege that the defendants violated the federal securities laws by making false and misleading statements regarding the company’s financial results, which allegedly caused Baxter common stock to trade at inflated levels during the period between April 2001 and July 2004. As of December 2005, the District Court had dismissed the last of the remaining actions. The matter is on appeal. In August and September 2004, three plaintiffs raised similar allegations based on breach of fiduciary duty in separate derivative actions filed against members of the company’s management and directors and consolidated in the Circuit Court of Cook County Illinois. The Circuit Court dismissed those claims in December 2005 on defendants’ motion, and the time for the plaintiffs to appeal has expired. One of the plaintiffs thereafter sent to the company’s board of directors a letter demanding that the company take action to recover sums paid to certain directors and employees. A special committee of independent directors of the company’s board of directors conducted an investigation of the allegations of the demand and, based on that investigation, rejected the demand in March 2007.
Other
On August 11, 2006, Genetics Institute, LLC, a subsidiary of Wyeth Corporation, filed a lawsuit in Delaware Chancery Court seeking damages and injunctive relief to compel the company to produce and sell RECOMBINATE made from the bulk recombinant Factor VIII that had been manufactured by Genetics Institute and purchased by the company pursuant to a now-terminated 2001 supply agreement between the parties and to pay Genetics Institute a portion of the profits that would be realized from sales of RECOMBINATE made from such bulk. In January 2007, the parties resolved this matter pursuant to terms facilitating the sale of the factor VIII inventory.
On October 12, 2005 the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to affect the seizure of COLLEAGUE and SYNDEO pumps that were on hold in Northern Illinois. Customer-owned pumps were not affected. On June 29, 2006, Baxter Healthcare Corporation, a direct wholly-owned subsidiary of Baxter, entered into a Consent Decree for Condemnation and Permanent Injunction with the United States to resolve this seizure litigation. The Consent Decree also outlines the steps the company must take to resume sales of new pumps in the United States. Additional third party claims may be filed in connection with the COLLEAGUE matter.
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
The BioScience business is a manufacturer of plasma-based and recombinant proteins used to treat hemophilia. Other products include plasma-based therapies to treat immune disorders, alpha 1-antitrypsin deficiency and other chronic blood-related conditions; albumin, used to treat burns and shock; products for regenerative medicine, such as proteins used in hemostasis, wound-sealing and tissue regeneration, and products used in adult stem-cell therapies; and vaccines. In addition, the business manufactured manual and automated blood and blood-component separation and collection systems (the Transfusion Therapies business). Refer to Note 3 regarding the company’s February 28, 2007 sale of substantially all of the assets and liabilities of the TT business.
The Medication Delivery business is a manufacturer of products used to deliver fluids and drugs to patients. These include intravenous (IV) solutions and administration sets, pre-mixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, and electronic infusion devices. The business also provides IV nutrition products, inhalation anesthetics for general anesthesia, contract manufacturing services, and drug formulation and packaging technologies.
The Renal business is a manufacturer of products for peritoneal dialysis (PD), a home therapy for people with irreversible kidney failure who require renal replacement therapy. These products include PD solutions and related supplies to help patients manually perform solution exchanges, as well as automated PD cyclers that provide therapy to patients overnight. The business also distributes products for hemodialysis, which is generally conducted in a hospital or clinic.
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
Certain items are maintained at the corporate level (Corporate) and are not allocated to the segments. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, corporate headquarters costs, certain non-strategic investments and related income and expense, certain nonrecurring gains and losses, certain special charges (such as restructuring and certain asset impairments), deferred income taxes, certain foreign currency fluctuations, certain employee benefit costs, stock compensation expense, the majority of the foreign currency and interest rate hedging activities, certain litigation liabilities and related insurance receivables, and the revenues, income and expenses related to the manufacturing, distribution and other transition agreements with Fenwal.
Financial information for the company’s segments for the three months ended March 31 is as follows.

	Three months ended
	March 31,
(in millions)	2007	2006

Net sales
BioScience	$1,151	$1,000
Medication Delivery	990	916
Renal	525	493
Other	9	—

Total	$2,675	$2,409

Pre-tax income
BioScience	$412	$290
Medication Delivery	153	121
Renal	93	90

Total pre-tax income from segments	$658	$501

Net sales and pre-tax income for the BioScience segment include sales of TT products until the completion of the sale of the TT business on February 28, 2007. Other net sales represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal subsequent to the divestiture. Refer to Note 3 for further information.
The following is a reconciliation of segment pre-tax income to income before income taxes per the consolidated income statements.

	Three months ended
	March 31,
(in millions)	2007	2006

Total pre-tax income from segments	$658	$501
Unallocated amounts
Interest expense, net	(5)	(18)
Certain foreign currency fluctuations and hedging activities	(8)	(10)
Stock compensation	(27)	(18)
Other corporate items	(89)	(101)

Income before income taxes	$529	$354

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the 2006 Annual Report for management’s discussion and analysis of the financial condition and results of operations of the company for the year ended December 31, 2006. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three months ended March 31, 2007.
RESULTS OF OPERATIONS
NET SALES

	Three months ended
	March 31,		Percent
(in millions)	2007	2006	change

BioScience	$1,151	$1,000	15%
Medication Delivery	990	916	8%
Renal	525	493	6%
Other	9	—	100%

Total net sales	$2,675	$2,409	11%

	Three months ended
	March 31,		Percent
(in millions)	2007	2006	change

International	$1,536	$1,350	14%
United States	1,139	1,059	8%

Total net sales	$2,675	$2,409	11%

During the first quarter of 2007, foreign currency fluctuations benefited sales growth by 3 percentage points, principally due to the weakening of the U.S. Dollar relative to the Euro.
Certain reclassifications have been made to the prior year sales by product line data within the BioScience and Medication Delivery segments to conform to the current year presentation. Specifically, for BioScience, sales of recombinant FIX (BeneFIX), which were previously reported in Recombinants, are now reported in Other. Sales of BeneFIX, which the company markets for Wyeth outside of the United States, will cease when the company transfers marketing and distribution rights back to Wyeth in the middle of 2007. The BioSurgery product line is now referred to as Regenerative Medicine. For Medication Delivery, sales of generic injectables, previously included in Anesthesia, are now included in Global Injectables, which was previously referred to as Drug Delivery. There were no sales reclassifications between segments.
BioScience
Sales in the BioScience segment increased 15% during the first quarter of 2007 (including a 4 percentage point favorable impact from foreign currency fluctuations).
The following is a summary of sales by significant product line.

	Three months ended
	March 31,		Percent
(in millions)	2007	2006	change

Recombinants	$388	$335	16%
Plasma Proteins	225	192	17%
Antibody Therapy	222	183	21%
Regenerative Medicine	82	69	19%
Transfusion Therapies	79	124	(36%	)
Other	155	97	60%

Total net sales	$1,151	$1,000	15%

Recombinants
The primary driver of sales growth in the Recombinants product line during the first quarter of 2007 was increased sales volume of recombinant factor VIII therapies. Factor VIII products are used in the treatment of hemophilia A, which is a bleeding disorder caused by a deficiency in blood clotting factor VIII. Sales growth was fueled by the continuing adoption by customers of the advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, with strong patient conversion in both the United States and international markets. Sales of ADVATE totaled approximately $260 million in the first quarter of 2007, as compared to $170 million in the first quarter of 2006.
Plasma Proteins
Plasma Proteins include plasma-derived hemophilia treatments, albumin and certain other specialty therapeutics, including FEIBA, an anti-inhibitor coagulant complex, and ARALAST (alpha 1-proteinase inhibitor (human)) for the treatment of hereditary emphysema. Sales growth in the first quarter of 2007 was driven by strong sales of FEIBA, albumin and plasma-derived factor VIII, with both volume and pricing improvements contributing to the sales growth.
Antibody Therapy
Higher sales of IVIG (intravenous immunoglobulin), which is used in the treatment of immune deficiencies, fueled sales growth during the first quarter of 2007, with increased volume, continuing improvements in pricing in the United States and Europe, and continuing customer conversions to the liquid formulation for the product. Since it does not need to be reconstituted prior to infusion, the liquid formulation offers added convenience for clinicians and patients.
Regenerative Medicine
This product line principally includes plasma-based and non-plasma-based biosurgery products for hemostasis, wound-sealing and tissue regeneration. Growth in the first quarter of 2007 was principally driven by increased sales in both the United States and internationally.
Transfusion Therapies
The transfusion therapies product line included products and systems for use in the collection and preparation of blood and blood components. See Note 3 for information regarding the company’s February 28, 2007 sale of substantially all of the assets and liabilities of this business.
Other
Other BioScience products primarily consist of vaccines and sales of plasma to third parties. The increase in sales in this product line in the first quarter of 2007 was due to strong international sales of certain vaccines, including FSME Immun (for the prevention of tick-borne encephalitis) and NeisVac-C (for the prevention of meningitis C), principally due to recent climate factors in Europe, as well as recent changes in government vaccination recommendations in Germany. The increase was also due to $20 million in sales in the quarter related to shipments of candidate H5N1 influenza vaccine to various governments worldwide. Sales of vaccines may fluctuate from period to period based on the timing of government tenders and new supply agreements.
Medication Delivery
Net sales for the Medication Delivery segment increased 8% during the first quarter of 2007 (including a 2 percentage point favorable impact from foreign currency fluctuations).
The following is a summary of sales by significant product line.

	Three months ended
	March 31,		Percent
(in millions)	2007	2006	change

IV Therapies	$320	$304	5%
Global Injectables	361	353	2%
Infusion Systems	209	195	7%
Anesthesia	89	54	65%
Other	11	10	10%

Total net sales	$990	$916	8%

IV Therapies
This product line principally consists of intravenous (IV) solutions and nutritional products. Growth for the quarter was principally driven by sales of nutritional products, which generated strong growth outside the United States.
Global Injectables
This product line primarily consists of the company’s pharmaceutical company partnering business, enhanced packaging, pre-mixed drugs and generic injectables. Sales growth in the first quarter of 2007 was driven by accelerated sales associated with the pharmaceutical company partnering business, partially offset by the continuing decline in sales of generic propofol due to additional competition.
Infusion Systems
The sales growth in the first quarter of 2007 was principally due to international sales of the COLLEAGUE pumps, as sales have resumed in all markets outside of the United States, partially offset by a decline in disposable access sets in the United States. Refer to the 2006 Annual Report and Note 4 in this report and the “COLLEAGUE Matter” section below for additional information.
Anesthesia
Sales growth in the first quarter of 2007 was due to strong sales of SUPRANE (desflurane, USP) and the impact of launches of sevoflurane in additional geographic markets. The company continues to benefit from its position as the only global supplier of all three modern inhaled anesthetics (SUPRANE, sevoflurane and isoflurane).
Other
This category primarily includes other hospital-distributed products in international markets. Sales were relatively flat during the first quarter of 2007 as compared to the prior year quarter.
Renal
Sales in the Renal segment increased 6% during the first quarter of 2007 (including a 2 percentage point favorable impact from foreign currency fluctuations).
The following is a summary of sales by significant product line.

	Three months ended
	March 31,		Percent
(in millions)	2007	2006	change

PD Therapy	$419	$388	8%
HD Therapy	106	105	1%

Total net sales	$525	$493	6%

PD Therapy
Peritoneal dialysis, or PD Therapy, is a dialysis treatment method for end-stage renal disease. PD Therapy, which is used primarily at home, uses the peritoneal membrane, or abdominal lining, as a natural filter to remove waste from the bloodstream. The sales growth in both periods was primarily driven by an increased number of patients in Latin America, Asia, particularly in China, Central and Eastern Europe, and the United States. Increased penetration of PD Therapy products continues to be strong in emerging markets, where many people with end-stage renal disease are currently under-treated.
HD Therapy
Hemodialysis, or HD Therapy, is another form of end-stage renal disease dialysis therapy, which is generally performed in a hospital or outpatient center. HD Therapy works by removing wastes and fluid from the blood by using a machine and a filter, also known as a dialyzer. The sales growth during the first quarter of 2007 was principally driven by the favorable impact of foreign exchange, which was partially offset by the company’s decision to exit certain lower-margin service businesses.

Other
Other net sales represents revenues associated with manufacturing, distribution and other services provided by the company to Fenwal Inc. (Fenwal) subsequent to the divestiture of the Transfusion Therapies (TT) business on February 28, 2007. See Note 3 for further information.
GROSS MARGIN AND EXPENSE RATIOS

	Three months ended
	March 31,
	2007	2006	Change

Gross margin	47.3%	43.7%	3.6 pts
Marketing and administrative expenses	21.8%	21.8%	0 pts

Gross Margin
The improvement in gross margin in the first quarter of 2007 was principally driven by an improved mix of sales in all three segments, largely the result of the continued adoption by customers of ADVATE, customer conversion to the liquid formulation of IVIG, manufacturing efficiencies and yield improvements, improved pricing for certain plasma protein products and strong sales of vaccines.
Also contributing to the improvement in 2007 were costs of $18 million recorded in the first quarter of 2006 relating to the Medication Delivery segment’s COLLEAGUE infusion pumps. Refer to Note 4 for further information.
Marketing and Administrative Expenses
The marketing and administrative expense ratio was flat in the first quarter of 2007 as compared to the prior year quarter, while marketing and administrative expenses increased from $526 million in the first quarter of 2006 to $583 million in the first quarter of 2007. This increase was principally due to an increase in stock compensation costs, a $10 million voluntary contribution to the Baxter International Foundation and fluctuations in foreign currency.
RESEARCH AND DEVELOPMENT

	Three months ended
	March 31,		Percent
(in millions)	2007	2006	change

Research and development (R&D) expenses	$159	$138	15%
As a percent of sales	5.9%	5.7%

R&D expenses increased during the first quarter of 2007, with strong growth in spending on R&D projects across all three of the company’s businesses reflecting the company’s commitment to accelerate R&D investments. Refer to the 2006 Annual Report for a discussion of the company’s R&D pipeline.
RESTRUCTURING PROGRAM
During 2004, the company recorded a $543 million pre-tax restructuring charge principally associated with management’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. The charge was primarily for severance and costs associated with the closing of facilities and the exiting of contracts. Refer to Note 4 for further information, including reserve utilization through March 31, 2007. The company believes that the restructuring program is substantially complete and that the remaining reserves are adequate. However, remaining cash payments are subject to change. The cash expenditures are being funded with cash generated from operations. Original estimates of the benefits of the program are substantially unchanged.
NET INTEREST EXPENSE
Net interest expense decreased $13 million, or 72%, during the first quarter of 2007, principally due to a lower average debt level and a higher average cash balance. As discussed below, during the first quarter of 2006, certain maturing debt was paid down using a portion of the $1.25 billion cash proceeds received upon settlement of the equity units purchase contracts in February 2006.

OTHER (INCOME) EXPENSE, NET
Other (income) expense, net was income of $10 million during the first quarter of 2007 and expense of $16 million during the first quarter of 2006. Other income and expense in both periods principally included amounts relating to foreign exchange, minority interests and equity method investments. In 2007, other income and expense, net included a gain on the sale of the TT business of $58 million less related charges of $35 million, for a net impact of $0.01 per diluted share on an after-tax basis. See Note 3 for further information.
PRE-TAX INCOME
Refer to Note 7 for a summary of financial results by segment. Certain items are maintained at the company’s corporate level and are not allocated to the segments. These items primarily include net interest expense, certain foreign currency fluctuations, the majority of the foreign currency and interest rate hedging activities, stock compensation expense, income and expense related to certain non-strategic investments, corporate headquarters costs, certain employee benefit plan costs, certain nonrecurring gains and losses and certain special charges (such as restructuring and certain asset impairments), and income related to the manufacturing, distribution and other transition agreements with Fenwal. The following is a summary of significant factors impacting the segments’ financial results.
BioScience
Pre-tax income increased 42% in the first quarter of 2007. The primary drivers of the increase were the strong sales of higher-margin products, which were fueled by the continued adoption of ADVATE, the conversion to the liquid formulation of IVIG, improved pricing of certain plasma protein products, strong sales of vaccines and continued cost and yield improvements. Partially offsetting this growth was the impact of higher spending on new marketing programs and increased R&D spending related to the adult stem-cell therapy program and the long-term R&D agreement with the company’s partner Kuros Biosurgery AG.
Medication Delivery
Pre-tax income increased 26% in the first quarter of 2007. The primary driver was an improved product mix, with sales of higher-margin sevoflurane and SUPRANE offsetting the continued decline in propofol due to generic competition. Pre-tax income in the first quarter of 2007 also benefited from sales of COLLEAGUE pumps, which have resumed in all markets outside of the United States, as well as $18 million of COLLEAGUE-related costs that were recorded in the first quarter of 2006. See Note 4 for further information. Partially offsetting this growth was increased spending on R&D and marketing programs.
Renal
Pre-tax income increased 3% in the first quarter of 2007. The increase was principally due to an improved mix of sales, with an increase in sales of higher-margin PD products. Partially offsetting this growth was increased spending on marketing programs and new product development.
Other
As mentioned above, certain income and expense amounts are not allocated to the segments. These amounts are detailed in the table in Note 7 and include net interest expense, certain foreign currency fluctuations and hedging activities, stock compensation expense, restructuring charges (and any related adjustments) and other corporate items. Refer to the discussion above regarding net interest expense and stock compensation expense. Other corporate items decreased principally due to other income of $23 million, which reflects a $58 million gain on the sale of the TT business less related charges of $35 million. Refer to Note 3 for further information.
INCOME TAXES
The company’s effective income tax rate was 23.8% and 20.3% in the first quarters of 2007 and 2006, respectively. The increase in the effective income tax rate was principally due to the tax impact of the gain on the divestiture of the TT business and related charges. Refer to Note 3 for further information. The company anticipates that the effective tax rate will be in the range of 20% to 21% for 2007.

INCOME AND EARNINGS PER DILUTED SHARE
Net income of $403 million, or $0.61 per diluted share, for the first quarter of 2007 increased 43% from the $282 million, or $0.43 per diluted share, reported in the prior year quarter. The significant factors and events contributing to the changes are discussed above.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies as of December 31, 2006 is included in Note 1 to the company’s consolidated financial statements in the 2006 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2006 Annual Report.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operating activities
Cash flows from operating activities decreased during the first quarter of 2007 as compared to the prior year. Higher earnings (before non-cash items), lower payments related to restructuring programs, lower contributions to the company’s pension plans, and a prepayment relating to the Fenwal manufacturing, distribution and other transition agreements were more than offset by reduced cash flows relating to accounts receivable, inventories and liabilities, excess tax benefits associated with stock option exercises, and cash payments relating to the settlement of mirror cross-currency swaps.
Accounts Receivable
Cash flows relating to accounts receivable decreased during the first quarter of 2007 as compared to the prior year. Days sales outstanding increased from 54.8 days at March 31, 2006 to 55.3 days at March 31, 2007, with continuing improvements in the collection of international receivables offset by a slight increase in days sales outstanding in the United States. Proceeds from the factoring of receivables increased, while net cash outflows relating to the company’s securitization arrangements totaled $27 million during the first three months of 2007 as compared to $33 million in the prior year period (as detailed in Note 2).
Inventories
Cash flows relating to inventories decreased in 2007. The following is a summary of inventories at March 31, 2007 and December 31, 2006, as well as inventory turns for the three months ended March 31, 2007 and 2006, by segment.

	Inventories		Annualized inventory turns
	March 31,	December 31,	for the three months ended March 31,
(in millions, except inventory turn data)	2007	2006	2007	2006

BioScience	$1,143	$1,138	1.87	1.73
Medication Delivery	756	719	3.08	3.19
Renal	220	209	4.48	4.86

Total	$2,119	$2,066	2.59	2.55

The higher inventory turns in the BioScience segment were due to a decline in inventory related to the divestiture of the TT business, partially offset by an increase in inventory as a result of a settlement with a supplier during the first quarter of 2007. The lower inventory turns in the Medication Delivery segment were primarily due to an increase in infusion pump inventory related to the above-mentioned sales hold on COLLEAGUE pumps in the United States.
Liabilities, Restructuring Payments and Other
Cash outflows related to liabilities, restructuring payments and other decreased in the first three months of 2007 as compared to the prior year period, principally due to $52 million of cash inflows resulting from a prepayment relating to the Fenwal manufacturing, distribution and other transition agreements. Refer to Note 3 for further information. Also contributing to the decrease in cash outflows were reduced payments related to the company’s restructuring program, which declined by $16 million, and decreased contributions to the company’s pension plans, which declined by $26 million.
Partially offsetting these declines in cash outflows in the first quarter of 2007 were realized excess tax benefits of $25 million, principally associated with stock option exercises. In accordance with SFAS No. 123-R, such excess tax benefits are presented as an outflow within the operating section and an inflow within the financing section of the statement of cash flows. No income tax benefits were realized from stock-based compensation during the first quarter of 2006, due primarily to the company’s U.S. net operating loss position at that time. In addition, the first quarter of 2007 included operating cash outflows of $31 million related to the settlement of certain mirror cross-currency swaps. There were no settlements of cross-currency swaps during the first quarter of 2006. Refer to the 2006 Annual Report for further information regarding these swaps.
Cash flows from investing activities
Capital Expenditures
Capital expenditures increased $17 million for the three months ended March 31, 2007, from $76 million in 2006 to $93 million in 2007. The company is investing in various multi-year capital projects across its three segments, including ongoing projects to upgrade facilities or increase manufacturing capacity for global injectables, plasma-based (including antibody therapy) and other products.
Acquisitions of and Investments in Businesses and Technologies
Cash outflows relating to the acquisitions of and investments in businesses and technologies of $31 million in the first quarter of 2007 related to the expansion of the company’s existing agreements with Halozyme Therapeutics, Inc. to include the use of HYLENEX recombinant (hyaluronidase human injection) with the company’s proprietary and non-proprietary small molecule drugs.
Divestitures and Other
Cash inflows relating to divestitures and other in the first quarter of 2007 principally related to $421 million of cash proceeds from the divestiture of the TT business. Refer to Note 3 for further information about the TT divestiture. The $421 million represented the $473 million cash received upon divestiture less the $52 million prepayment related to the manufacturing, distribution and other transition agreements, which was classified in the operating section of the statement of cash flows. The cash inflows in both 2007 and 2006 included collections on retained interests associated with securitization arrangements.
Cash flows from financing activities
Debt Issuances, Net of Payments of Obligations
Net cash outflows relating to debt and other financing obligations totaled $206 million during the first quarter of 2007 as compared to $928 million during the prior year period. The first quarter of 2007 included financing cash outflows of $147 million related to the settlement of certain cross-currency swaps. Refer to the 2006 Annual Report for further information regarding these swaps. Using the cash proceeds from the settlement of the equity units purchase contracts in February 2006 (further discussed below), the company paid down maturing debt during the first quarter of 2006.
Other Financing Activities
Cash dividend payments, which totaled $380 million in the first quarter of 2007, increased from the prior year quarter due to a higher number of common shares outstanding. Beginning in 2007, the company converted from an annual to a quarterly dividend payment schedule and increased its dividend by 15% on an annual basis. The first quarterly dividend of $0.1675 per share was payable on April 2, 2007 to shareholders of record as of March 10, 2007.
Cash received for stock issued under employee stock plans increased by $157 million, from $44 million in the first quarter of 2006 to $201 million in the first quarter of 2007, primarily due to an increase in stock option exercises, as well as a higher average exercise price. As discussed above, realized excess tax benefits of $25 million, principally associated with stock option exercises, were presented as an inflow within the financing section of the statement of cash flows for the three months ended March 31, 2007. No income tax benefits were realized from stock-based compensation during the first quarter of 2006 due primarily to the company’s U.S. net operating loss position at that time.

In February 2006, the company issued 35 million shares of common stock for $1.25 billion in conjunction with the settlement of the purchase contracts included in the company’s equity units. Refer to the 2006 Annual Report for further information regarding the equity units.
Stock repurchases totaled $270 million in the first quarter of 2007 as compared to $171 million in the prior year quarter. As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and current market conditions. In February 2006, the board of directors authorized the repurchase of $1.5 billion of the company’s common stock. In February 2007, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock. At March 31, 2007, $736 million remained available under the February 2006 authorization.
CREDIT FACILITIES AND ACCESS TO CAPITAL
Refer to the 2006 Annual Report for further discussion of the company’s credit facilities and access to capital.
Credit facilities
The company had $2.4 billion of cash and equivalents at March 31, 2007. The company has two primary revolving credit facilities, which totaled approximately $2.2 billion at March 31, 2007. One of the facilities totals $1.5 billion and matures in December 2011 and the second facility, which is denominated in Euros, totals approximately $665 million and matures in January 2008. These facilities enable the company to borrow funds in U.S. Dollars, Euros, Japanese Yen or Swiss Francs on an unsecured basis at variable interest rates and contain various covenants, including a maximum net-debt-to-capital ratio and, solely with respect to the Euro-denominated facility, a minimum interest coverage ratio. At March 31, 2007, the company was in compliance with the financial covenants in these agreements. Borrowings outstanding under these facilities totaled $140 million at March 31, 2007.
Access to capital
The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt or common stock. During the quarter, Fitch upgraded the company’s debt ratings on senior debt from A- to A and short-term debt from F2 to F1, with a stable outlook.
The company’s ability to generate cash flows from operations, issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms could be adversely affected if there is a material decline in the demand for the company’s products, deterioration in the company’s key financial ratios or credit ratings, or other significantly unfavorable changes in conditions. The company believes it has sufficient financial flexibility in the future to issue debt, enter into other financing arrangements, and attract long-term capital on acceptable terms to support the company’s growth objectives.
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
COLLEAGUE MATTER
The company began to hold shipments of COLLEAGUE infusion pumps in July 2005, and continues to hold shipments of new pumps in the United States. On October 12, 2005 the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to effect the seizure of approximately 5,400 Baxter-owned COLLEAGUE pumps, as well as 830 SYNDEO PCA syringe pumps that were on hold in Northern Illinois. Customer-owned pumps were not affected. On June 29, 2006, Baxter Healthcare Corporation (BHC), a direct wholly-owned subsidiary of the company, entered into a Consent Decree for Condemnation and Permanent Injunction with the United States to resolve this seizure litigation. The Consent Decree outlines the steps BHC must take to resume sales of new pumps in the United States. The steps include obtaining FDA approval of BHC’s plan to resolve issues with the pumps currently in use in the United States, third-party expert reviews of COLLEAGUE and SYNDEO operations, and other measures to ensure compliance with the FDA’s Quality System Regulations. In December 2006, BHC received conditional approval from the FDA for its plan to resolve issues with the COLLEAGUE pumps currently in use in the United States. On February 27, 2007, BHC received clearance from the FDA on its COLLEAGUE infusion pump 510(k) pre-market notification, which included modifications to the current COLLEAGUE device to resolve the issues with the pumps. BHC is preparing to modify pumps currently in the United States and has submitted manufacturing and service documentation to the FDA in advance of deploying upgrades to these COLLEAGUE infusion pumps. On May 2, 2007, BHC received the FDA’s authorization to modify pumps currently in the United States.
While the company is taking the steps necessary for compliance with the terms of the Consent Decree as the steps are required, there can be no assurance that additional costs or penalties will not be incurred or that sales of disposables used with COLLEAGUE pumps or any other products may not be adversely affected. Please see “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2006 for additional discussion of COLLEAGUE matters.
NEW ACCOUNTING STANDARDS
SFAS No. 157
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings. The company is in the process of analyzing this new standard, which will be effective for the company on January 1, 2008.
SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. The company is in the process of analyzing this new standard, which will be effective for the company on January 1, 2008.
FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including accounting estimates and assumptions, litigation outcomes, statements with respect to infusion pumps and other regulatory matters, expectations with respect to restructuring activities, sales and pricing forecasts, developments with respect to credit and credit ratings, including the adequacy of credit facilities, estimates of liabilities, statements regarding ongoing tax audits, management of currency risk, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility and the adequacy of reserves, the effective income tax rate in 2007, statements with respect to ongoing cash flows from the TT business, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:
•	demand for and market acceptance risks for new and existing products, such as ADVATE and IVIG, and other therapies;

•	the company’s ability to identify growth opportunities for existing products and to exit low margin businesses or products;

•	the balance between supply and demand with respect to the market for plasma protein products;

•	reimbursement policies of government agencies and private payers;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, litigation, or declining sales;

•	future actions of regulatory bodies and other government authorities, including any sanctions available under the Consent Decree entered with the FDA concerning the COLLEAGUE and SYNDEO pumps;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	future actions by tax authorities in connection with ongoing tax audits;

•	foreign currency fluctuations;

•	continued developments in the market for transfusion therapies products and Fenwal’s ability to execute with respect to the acquired business;

•	change in credit agency ratings; and

•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described under the caption “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2006, all of which are available are on the company’s website.
Actual results may differ materially from those projected in the forward-looking statements. The company does not undertake to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Currency Risk
Refer to the caption “Financial Instrument Market Risk” in the company’s 2006 Annual Report. As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange forward and option contracts outstanding at March 31, 2007, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $21 million with respect to those contracts would increase by $39 million.
With respect to the company’s cross-currency swap agreements (including the outstanding mirror swaps), if the U.S. Dollar uniformly weakened by 10%, on a net-of-tax basis, the net liability balance of $345 million with respect to those contracts outstanding at March 31, 2007 would increase by $91 million. Any increase or decrease in the fair value of cross-currency swap agreements designated as hedges of the net assets of foreign operations relating to changes in spot currency exchange rates is offset by the change in the value of the hedged net assets relating to changes in spot currency exchange rates. With respect to the portion of the cross-currency swap portfolio that is no longer designated as a net investment hedge, but is fixed via the mirror swaps, as the fair value of this fixed portion of the portfolio decreases, the fair value of the mirror swaps increases by an approximately offsetting amount, and vice versa.
The sensitivity analysis model recalculates the fair value of the foreign currency forward, option and cross-currency swap contracts outstanding at March 31, 2007 by replacing the actual exchange rates at March 31, 2007 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Financial Instrument Market Risk” in the company’s 2006 Annual Report. There were no significant changes during the quarter ended March 31, 2007.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.
Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
Changes in Internal Control over Financial Reporting
There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and 2006 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2007, and the related condensed consolidated statements of income and cash flows for each of the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for the year then ended, and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. The consolidated financial statements referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
May 3, 2007

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the three-month period ended March 31, 2007.
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar Value of
	Total Number		Shares Purchased as	Shares that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under the
Period	Purchased (1)	Paid per Share	Announced Programs (1)	Programs (1)(2)

January 1, 2007 through January 31, 2007	2,319,766	$47.42	2,319,766
February 1, 2007 through February 28, 2007	1,110,100	49.76	1,110,100
March 1, 2007 through March 31, 2007	2,070,980	50.59	2,070,980

Total	5,500,846	$49.09	5,500,846	$2,736,168,338

(1)	In February 2006, the company announced that its board of directors authorized the company to repurchase up to $1.5 billion of its common stock on the open market. During the first quarter of 2007, the company repurchased 5.5 million shares for $270 million under this program, and the remaining authorization totaled $736 million at March 31, 2007. This program does not have an expiration date.
(2)	In February 2007, the company announced that its board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock on the open market. No repurchases have been made under this authorization. This program does not have an expiration date.

Item 6. Exhibits
Exhibit Index:

Exhibit
Number	Description

15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.

(Registrant)

Date: May 3, 2007	By:	/s/ Robert M. Davis

Robert M. Davis
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)