Form 10-Q
period 2007-06-30
BAXTER INTERNATIONAL INC
filed 2007-08-01
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☐  No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 30, 2007 was 644,730,185 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended June 30, 2007
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$2,829	$2,649	$5,504	$5,058
Costs and expenses
Cost of goods sold	1,437	1,494	2,846	2,851
Marketing and administrative expenses	621	582	1,204	1,108
Research and development expenses	177	146	336	284
Restructuring charges	70	—	70	—
Net interest (income) expense	(1)	10	4	28
Other expense, net	17	19	7	35

Total costs and expenses	2,321	2,251	4,467	4,306

Income before income taxes	508	398	1,037	752
Income tax expense	77	89	203	161

Net income	$431	$309	$834	$591

Earnings per common share
Basic	$0.66	$0.47	$1.28	$0.91

Diluted	$0.65	$0.47	$1.26	$0.90

Weighted average number of common shares outstanding
Basic	650	654	650	648

Diluted	661	659	660	654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		June 30,	December 31,
		2007	2006

Current assets	Cash and equivalents	$2,486	$2,485
	Accounts and other current receivables	1,993	1,838
	Inventories	2,186	2,066
	Other current assets	520	581

	Total current assets	7,185	6,970

Property, plant and equipment, net		4,110	4,229

Other assets	Goodwill	1,620	1,618
	Other intangible assets	458	480
	Other	1,286	1,389

	Total other assets	3,364	3,487

Total assets		$14,659	$14,686

Current liabilities	Short-term debt	$190	$57
	Current maturities of long-term debt and lease obligations	476	177
	Accounts payable and accrued liabilities	3,126	3,376

	Total current liabilities	3,792	3,610

Long-term debt and lease obligations		2,051	2,567

Other long-term liabilities		2,127	2,237

Commitments and contingencies

Shareholders’ equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2007 and 2006	683	683
	Common stock in treasury, at cost, 36,265,887 shares in 2007 and 33,016,340 shares in 2006	(1,683)	(1,433)
	Additional contributed capital	5,217	5,177
	Retained earnings	3,767	3,271
	Accumulated other comprehensive loss	(1,295)	(1,426)

	Total shareholders’ equity	6,689	6,272

Total liabilities and shareholders’ equity		$14,659	$14,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Six months ended
		June 30,
		2007	2006

Cash flows from operating activities	Net income	$834	$591
	Adjustments
	Depreciation and amortization	287	285
	Deferred income taxes	18	18
	Stock compensation	63	38
	Restructuring and infusion pump charges	70	76
	Other	37	22
	Changes in balance sheet items
	Accounts and other current receivables	(154)	15
	Inventories	(170)	(50)
	Accounts payable and accrued liabilities	(91)	(137)
	Restructuring payments	(6)	(25)
	Other	58	15

	Cash flows from operating activities	946	848

Cash flows from investing activities	Capital expenditures	(258)	(198)
	Acquisitions of, and investments in, businesses and technologies	(43)	(2)
	Divestitures and other	467	27

	Cash flows from investing activities	166	(173)

Cash flows from financing activities	Issuances of debt	57	83
	Payments of obligations	(249)	(1,042)
	Cash dividends on common stock	(489)	(363)
	Proceeds from stock issued under employee benefit plans	428	75
	Other issuances of stock	—	1,249
	Purchases of treasury stock	(814)	(392)

	Cash flows from financing activities	(1,067)	(390)

Effect of currency exchange rate changes on cash and equivalents		(44)	(65)

Increase in cash and equivalents		1	220
Cash and equivalents at beginning of period		2,485	841

Cash and equivalents at end of period		$2,486	$1,061

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
Adoption of FIN No. 48
On January 1, 2007, the company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN No. 48). FIN No. 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The cumulative effect of applying FIN No. 48 is to be reported as an adjustment to the opening balance of retained earnings in the period of adoption.
The adoption of FIN No. 48 by the company on January 1, 2007 had no impact on the opening balance of retained earnings.
At January 1, 2007, the company’s liability for uncertain tax positions totaled $405 million, including liabilities related to interest and penalties. The liabilities related to interest and penalties at January 1, 2007 were not material. At December 31, 2006, the entire balance was classified as a current liability. In applying FIN No. 48’s liability classification provisions, the company reclassified $200 million of the total liability to noncurrent liabilities on January 1, 2007. There was no material change in the liability for uncertain tax positions during the second quarter or first half of 2007.
None of the positions included in the liability for uncertain tax positions related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
The company has historically classified interest and penalties associated with income taxes in the income tax expense line in the consolidated statement of income, and this treatment is unchanged under FIN No. 48. Interest and penalties recorded during the first half of 2007 were not material.
Refer to the Annual Report included in the company’s Form 10-K for the year ended December 31, 2006 for a description, by major tax jurisdiction, of tax years that remain subject to examination. Other than the settlement of a tax audit outside the United States during the second quarter, there were no material changes during the second quarter or first half of 2007.
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
2. SUPPLEMENTAL FINANCIAL INFORMATION
Net pension and other postemployment benefits expense
The following is a summary of net expense relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006

Pension benefits
Service cost	$ 22	$ 23	$ 43	$ 45
Interest cost	46	44	92	87
Expected return on plan assets	(54)	(50)	(107)	(99)
Amortization of net loss, prior service cost and transition obligation	25	29	49	58

Net pension plan expense	$ 39	$ 46	$ 77	$ 91

OPEB
Service cost	$ 2	$ 1	$ 3	$ 3
Interest cost	7	8	15	15
Amortization of net loss and prior service cost	1	2	2	3

Net OPEB plan expense	$ 10	$ 11	$ 20	$ 21

Net interest (income) expense

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006

Interest expense, net of capitalized interest	$ 31	$ 18	$ 60	$ 45
Interest income	(32)	(8)	(56)	(17)

Net interest (income) expense	$ (1)	$ 10	$ 4	$ 28

Comprehensive income
Total comprehensive income was $501 million and $286 million for the three months ended June 30, 2007 and 2006, respectively, and $965 and $593 million for the six months ended June 30, 2007 and 2006, respectively. The increase in comprehensive income in 2007 was principally due to higher net income, favorable movements in the fair value of the company’s net investment hedges and favorable movements in currency translation adjustments.
Effective tax rate
The company’s effective income tax rate was 15.2% and 22.4% in the second quarters of 2007 and 2006, respectively, and 19.6% and 21.4% in the six-month periods ended June 30, 2007 and 2006, respectively. The decrease in the quarter and year-to-date period was principally due to the extension of tax incentives and the favorable settlement of a tax audit in jurisdictions outside of the United States, as well as the impact of the second quarter 2007 restructuring charges. In the year-to-date period, these benefits were partially offset by the tax impact of the gain on the divestiture of the Transfusion Therapies business and related charges. Refer to Note 3 for further information on the divestiture and Note 4 for further information on the restructuring charges recorded in 2007. The company anticipates that the effective tax rate will be approximately 20% for full-year 2007, excluding any impact from additional audit developments or other special items.
Earnings per share
The numerator for both basic and diluted earnings per share (EPS) is net income. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding employee stock options, employee stock purchase subscriptions, the purchase contracts in the company’s equity units (which were settled in February 2006), restricted stock units, performance share units and restricted stock is reflected in the denominator for diluted EPS principally using the treasury stock method.
Employee stock options to purchase 7 million and 46 million shares for the second quarters of 2007 and 2006, respectively, and 11 million and 43 million for the six-month periods ended June 30, 2007 and 2006, respectively, were not included in the computation of diluted EPS because the assumed proceeds were greater than the average market price of the company’s common stock, resulting in an anti-dilutive effect on diluted EPS.
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
The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006

Basic shares	650	654	650	648
Effect of dilutive securities
Employee stock options	11	5	10	5
Equity unit purchase contracts and other	—	—	—	1

Diluted shares	661	659	660	654

Inventories

	June 30,	December 31,
(in millions)	2007	2006

Raw materials	$ 601	$ 526
Work in process	607	676
Finished products	978	864

Total inventories	$2,186	$2,066

Property, plant and equipment, net

	June 30,	December 31,
(in millions)	2007	2006

Property, plant and equipment, at cost	$ 8,192	$ 8,311
Accumulated depreciation and amortization	(4,082)	(4,082)

Property, plant and equipment, net (PP&E)	$ 4,110	$ 4,229

Goodwill
Goodwill at June 30, 2007 totaled $572 million for the BioScience segment, $901 million for the Medication Delivery segment and $147 million for the Renal segment. Goodwill at December 31, 2006 totaled $579 million for the BioScience segment, $898 million for the Medication Delivery segment and $141 million for the Renal segment. Approximately $12 million of goodwill in the BioScience segment was included in the book value of the Transfusion Therapies business in determining the divestiture gain. Refer to Note 3 for further information. The remaining change in the goodwill balance from December 31, 2006 to June 30, 2007 for each segment principally related to foreign currency fluctuations.
Other intangible assets
The following is a summary of the company’s intangible assets subject to amortization at June 30, 2007 and December 31, 2006.

	Developed
	technology,
(in millions, except amortization period data)	including patents	Other	Total

June 30, 2007
Gross intangible assets	$816	$122	$938
Accumulated amortization	424	63	487

Net intangible assets	$392	$ 59	$451

Weighted-average amortization period (in years)	14	14	14

December 31, 2006
Gross intangible assets	$827	$122	$949
Accumulated amortization	418	58	476

Net intangible assets	$409	$ 64	$473

Weighted-average amortization period (in years)	15	15	15

The amortization expense for these intangible assets was $14 million and $13 million for the three months ended June 30, 2007 and 2006, respectively, and $29 million and $27 million for the six months ended June 30, 2007 and 2006, respectively. The anticipated annual amortization expense for intangible assets recorded as of June 30, 2007 is $55 million in 2007, $50 million in 2008, $48 million in 2009, $48 million in 2010, $42 million in 2011 and $38 million in 2012.
Acquisition
In June 2007, the company acquired certain assets of MAAS Medical, LLC, a company that specializes in infusion systems technology. This acquisition expands Baxter’s research and development (R&D) capabilities, as the talent and technology acquired will be incorporated into Baxter’s R&D pipeline and applied in the development of infusion systems and related technologies within the Medication Delivery segment. The purchase price of $11 million was principally allocated to in-process R&D, and expensed at the acquisition date. The in-process R&D relates to products under development which have not achieved regulatory approval and have no alternative future use. Baxter may be required to make additional payments of up to $14 million based on the achievement of specified regulatory approvals of products as well as the retention of certain key employees. These contingent payments will be recorded if and when the contingencies are resolved, as the outcomes of the contingencies are not determinable beyond a reasonable doubt on the acquisition date.

Securitization arrangements
The company’s securitization arrangements resulted in net cash inflows of $19 million and net cash outflows of $1 million for the three months ended June 30, 2007 and 2006, respectively, and generated net cash outflows of $8 million and $34 million for the six months ended June 30, 2007 and 2006, respectively. A summary of the activity is as follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006

Sold receivables at beginning of period	$320	$420	$348	$451
Proceeds from sales of receivables	414	349	770	681
Cash collections (remitted to the owners of the receivables)	(395)	(350)	(778)	(715)
Effect of currency exchange rate changes	(2)	10	(3)	12

Sold receivables at end of period	$337	$429	$337	$429

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
Under transition agreements, the company will provide manufacturing and a variety of support services to Fenwal for a period of time after divestiture, which varies based on the product or service provided and other factors, but generally approximates two years. Due to the company’s expected significant continuing cash flows associated with this business, the company continued to include the results of operations of TT in the company’s results of continuing operations through the February 28, 2007 sale date. No facts or circumstances have arisen in the second quarter of 2007 that change the expectation of significant continuing cash flows. TT’s sales, which were reported in the BioScience segment, were $79 million in 2007 through the February 28 sale date and $126 million and $250 million in the second quarter and first six months of 2006, respectively. Revenues associated with the manufacturing, distribution and other transition services provided by the company to Fenwal post-divestiture, which were $47 million in the second quarter and $56 million in the year-to-date period, are reported at the corporate headquarters level and not allocated to a segment.
The major classes of the assets and liabilities classified as held for sale as of the February 28, 2007 sale date and that were included in the company’s consolidated financial statements as of December 31, 2006 were as follows.

	February 28,	December 31,
(in millions)	2007	2006

Current assets	$149	$208
Noncurrent assets	$224	$206

Total assets	$373	$414
Total liabilities	$ 58	$ 64

The company recorded a pre-tax gain on the sale of the TT business of $58 million ($30 million, or $0.05 per diluted share, on an after-tax basis) during the first quarter of 2007. Cash proceeds were $473 million, representing the purchase price of $540 million net of certain items, principally international receivables that have been retained by the company post-divestiture. The gain on the sale was recorded net of transaction-related expenses and other costs of $36 million, and a $12 million allocation of a portion of BioScience segment goodwill. In addition, $52 million of the cash proceeds were allocated to the manufacturing, distribution and other transition agreements because these arrangements provide for below-market consideration for those services. During the second quarter of 2007, approximately $10 million of deferred revenue related to these arrangements was recognized as the services were performed.
In connection with the TT divestiture, the company recorded a $35 million pre-tax charge ($24 million, or $0.04 per diluted share, on an after-tax basis) principally associated with severance and other employee-related costs. Reserve utilization in the second quarter of 2007 was not material. The reserve is expected to be utilized by the end of 2008, and the company believes that the reserves are adequate. However, adjustments may be recorded in the future as the program is completed.
The gain on the sale of the TT business and the related charges were recorded in other income and expense, net on the consolidated statement of income. The items were reported at the corporate headquarters level and were not allocated to a segment.
4. RESTRUCTURING AND OTHER SPECIAL CHARGES
2007 restructuring charges
During the second quarter of 2007, the company recorded pre-tax restructuring charges of $70 million ($46 million, or $0.07 per diluted share, on an after-tax basis) principally associated with the consolidation of certain commercial and manufacturing operations outside of the United States. Based upon a review of current and future capacity needs, the company decided to integrate several facilities in order to reduce the company’s cost structure and optimize the company’s operations, principally within the Medication Delivery segment.
Included in the charge was $17 million related to asset impairments, principally to write down PP&E based on market data for the assets. Also included in the charge was $53 million for cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of approximately 550 positions, or approximately 1% of the company’s total workforce. Reserve utilization in the second quarter of 2007 was not material. The reserve for severance and other costs is expected to be utilized by the end of 2009, with the majority of the payments to be made in 2007 and 2008. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.
2004 restructuring charge
During 2004, the company recorded a $543 million pre-tax restructuring charge principally associated with management’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. Included in the 2004 charge was $196 million relating to asset impairments, almost all of which was to write down PP&E. Also included in the 2004 charge was $347 million for cash costs, principally pertaining to severance and other employee-related costs. Refer to the 2006 Annual Report for additional information.
The following table summarizes cash activity in the company’s 2004 restructuring reserve.

	Employee-	Contractual
	related	and other
(in millions)	costs	costs	Total

Charge	$212	$135	$347
Utilization and adjustments in 2004, 2005 and 2006	(198)	(94)	(292)

Reserve at December 31, 2006	$ 14	$ 41	$ 55
Utilization	(2)	(1)	(3)

Reserve at March 31, 2007	$ 12	$ 40	$ 52
Utilization	(2)	(1)	(3)

Reserve at June 30, 2007	$ 10	$ 39	$ 49

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
Infusion Pumps
The company began to hold shipments of COLLEAGUE infusion pumps in July 2005, and continues to hold shipments in the United States. Please refer to the company’s 2006 Annual Report and the “Certain Regulatory Matters” section in this report for further information.
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
In December 2006, the company received conditional approval from the U.S. Food and Drug Administration (FDA) for the company’s plan to resolve issues with the COLLEAGUE pumps currently in use in the United States. In February 2007, the company received clearance from the FDA on its COLLEAGUE infusion pump 510(k) pre-market notification, which included modifications to the current COLLEAGUE pump to resolve the issues with the pump. The company began deployment of the modifications in the second quarter of 2007.
In June 2007, the company halted modifications to triple channel COLLEAGUE pumps as a result of a field corrective action related to the modifications made to the pumps, which the FDA subsequently classified as a Class I recall. The effect of this recall on the costs associated with the company’s COLLEAGUE pump remediation plan is not expected to be significant. Outside of the United States, sales have resumed in all markets.
In the fourth quarter of 2005, the company recorded a charge associated with the withdrawal of its 6060 multi-therapy infusion pump from the market. Included in the $49 million pre-tax charge was $41 million for cash costs. The charge principally consisted of the estimated costs to provide customers with replacement pumps, with the remainder of the charge related to asset impairments, principally to write off customer lease receivables. During 2006, the company recorded a $16 million adjustment to reduce the amount of the reserve, as the estimated costs associated with providing customers with replacement pumps were refined. The remainder of the reserve is expected to be utilized in 2007.
The following table summarizes cash activity in the company’s infusion pump reserves, including the COLLEAGUE, SYNDEO and 6060 infusion pumps, through June 30, 2007.

	COLLEAGUE
(in millions)	and SYNDEO	6060	Total

Charge	$157	$41	$198
Utilization and adjustments	(46)	(33)	(79)

Reserve at December 31, 2006	$111	$ 8	$119
Utilization	(9)	(2)	(11)

Reserve at March 31, 2007	$102	$ 6	$108
Utilization	(9)	(2)	(11)

Reserve at June 30, 2007	$ 93	$ 4	$ 97

Hemodialysis Instruments
During 2005, the company recorded a $50 million pre-tax charge associated with management’s decision to discontinue the manufacture of hemodialysis (HD) instruments, including the company’s Meridian instrument. Included in the $50 million charge was $23 million relating to asset impairments, principally to write down inventory, equipment and other assets used to manufacture HD machines. The remaining $27 million of the charge related to the estimated cash payments associated with providing customers with replacement instruments. The company has utilized $17 million of the reserve for cash costs through the second quarter of 2007. The remainder of the reserve is expected to be utilized in 2007.
5. COMMON STOCK
Stock-based compensation plans
On January 1, 2006, the company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R) using the modified prospective transition method. Stock compensation expense measured in accordance with SFAS No. 123-R totaled $36 million ($24 million on a net-of-tax basis, or $0.03 per diluted share) and $20 million ($14 million on a net-of-tax basis, or $0.02 per diluted share) for the three months ended June 30, 2007 and 2006, respectively, and $63 million ($42 million on a net-of-tax basis, or $0.06 per diluted share) and $38 million ($26 million on a net-of-tax basis, or $0.04 per diluted share) for the six months ended June 30, 2007 and 2006, respectively. Approximately three-quarters of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of goods sold and research and development expenses.
In March 2007, the company made its annual stock compensation grants, which consisted of approximately 7.2 million stock options and 1.1 million performance share units (PSUs) and restricted stock units (RSUs). Stock compensation grants made in the second quarter of 2007 were not material.
Stock options
The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average fair values, were as follows.

	Six months ended
	June 30,
	2007	2006

Expected volatility	23.4%	27.6%
Expected life (in years)	4.5	5.5
Risk-free interest rate	4.5%	4.7%
Dividend yield	1.2%	1.5%
Fair value per stock option	$13	$11

Employee stock options granted prior to 2007 generally vest 100% on the third anniversary of the grant date and have a contractual term of 10 years. Beginning in the first quarter of 2007, stock options granted generally vest in one-third increments over a three-year period, and have a contractual term of 10 years.
The total intrinsic value of stock options exercised was $103 million and $11 million during the three months ended June 30, 2007 and 2006, respectively, and $188 million and $26 million during the six months ended June 30, 2007 and 2006, respectively.
As of June 30, 2007, $142 million of pre-tax unrecognized compensation cost related to all unvested stock options is expected to be recognized as expense over a weighted-average period of 2.1 years.
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
The fair value of PSUs is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of June 30, 2007, pre-tax unrecognized compensation cost related to all unvested RSUs and PSUs of $67 million is expected to be recognized as expense over a weighted-average period of 2.2 years.
Realized excess income tax benefits
Realized excess tax benefits associated with stock-based compensation are required to be presented on the statement of cash flows as an outflow within the operating section and an inflow within the financing section. No income tax benefits were realized from stock-based compensation during the first half of 2007 or 2006, due primarily to the company’s U.S. net operating loss position.
Stock issuances
Refer to the 2006 Annual Report regarding the purchase contracts included in the company’s equity units. The purchase contracts were settled in February 2006, and the company issued 35 million shares of common stock in exchange for $1.25 billion.
Stock repurchases
As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and current market conditions. During the three- and six-month periods ended June 30, 2007, the company repurchased 9.6 million shares and 15.1 million shares for $544 million and $814 million, respectively, under the board of directors’ February 2006 $1.5 billion share repurchase authorization. In February 2007, the board of directors authorized the repurchase of an additional $2.0 billion of the company’s common stock. At June 30, 2007, $2.2 billion remained available under the February 2006 and February 2007 authorizations.
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

Patent Litigation
ADVATE Litigation
In April 2003, A. Nattermann & Cie GmbH and Aventis Behring L.L.C. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation as the defendant. The complaint, which sought injunctive relief, alleged that Baxter’s planned manufacture and sale of ADVATE would infringe U.S. Patent No. 5,565,427. In November 2003, the lawsuit was dismissed without prejudice. In October 2003, reexamination proceedings were initiated in the U.S. Patent and Trademark Office. During these proceedings certain of the original claims were amended or rejected, and new claims were added. On October 10, 2006, the Patent Office issued a reexamination certificate and subsequently on October 16, 2006, Aventis Pharma S.A. filed a patent infringement lawsuit naming Baxter Healthcare Corporation as the defendant in the U.S.D.C. for the District of Delaware.
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
GAMMAGARD Liquid Litigation
In June 2005, Talecris Biotherapeutics, Inc. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation and Baxter International Inc. as defendants. The complaint, which sought injunctive relief, alleged that Baxter’s manufacture and sale of GAMMAGARD liquid infringes U.S. Patent No. 6,686,191. In July 2007, the parties entered into a letter of intent to resolve this litigation on terms which do not require a material payment by Baxter.
Peritoneal Dialysis Litigation
On October 16, 2006, Baxter Healthcare Corporation and Deka Products Limited Partnership filed a patent infringement lawsuit in the U.S.D.C. for the Eastern District of Texas against Fresenius Medical Care Holdings, Inc. and Fresenius USA, Inc. The complaint alleges that Fresenius’ sale of the Liberty Cycler peritoneal dialysis systems and related disposable items and equipment infringes U.S. Patent No. 5,421,823, as to which Deka has granted Baxter an exclusive license in the peritoneal dialysis field. The case has been transferred to the U.S.D.C. for the Northern District of California. Trial is expected to commence in January 2009.
Product Liability
Mammary Implant Litigation
The company is currently a defendant in various courts in a number of lawsuits seeking damages for injuries of various types allegedly caused by silicone mammary implants previously manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by Baxter in 1985, divested its Heyer-Schulte division in 1984. The majority of the claims and lawsuits against the company have been resolved. After concluding a class action settlement with a large group of U.S. claimants, the company will continue to participate in the resolution of class member claims, for which reserves have been established, until 2010. In addition, as of June 30, 2007, Baxter remains a defendant or co-defendant in approximately 25 lawsuits relating to mammary implants brought by claimants who have opted out of, or are not bound by, the class settlement. The company has also established reserves for these lawsuits. Baxter believes that a substantial portion of its liability and defense costs for mammary implant litigation may be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer insolvency.

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
After concluding a class action settlement with a group of U.S. claimants for whom all eligible claims have been paid, Baxter remained as a defendant in approximately 95 lawsuits and subject to approximately 145 additional claims. Among the lawsuits, the company and other manufacturers have been named as defendants in approximately 70 lawsuits pending or expected to be transferred to the U.S.D.C. for the Northern District of Illinois on behalf of claimants, who are primarily non-U.S. residents, seeking unspecified damages for HIV or Hepatitis C infections from their use of plasma-based factor concentrates. In March 2005, the District Court denied plaintiff’s motion to certify purported classes. Thereafter, plaintiffs have filed additional lawsuits on behalf of individual claimants outside of the U.S. In December 2005, the District Court granted defendants’ motion to return U.K. claimants to their home jurisdiction. The appellate court has affirmed that decision.
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
Vaccines Litigation
As of June 30, 2007 the company has been named as a defendant, along with others, in approximately 120 lawsuits filed in various state and U.S. federal courts, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or attention deficit disorders as a result of exposure to vaccines for childhood diseases containing the preservative, thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as by other companies.
Securities Laws
In August 2002, six purported class action lawsuits were filed in the U.S.D.C. for the Northern District of Illinois naming Baxter and its then Chief Executive Officer and then Chief Financial Officer as defendants. These lawsuits, which were consolidated, alleged that the defendants violated the federal securities laws by making misleading statements regarding the company’s financial guidance that allegedly caused Baxter common stock to trade at inflated levels. The Court of Appeals for the Seventh Circuit reversed a trial court order granting Baxter’s motion to dismiss the complaint and the U.S. Supreme Court declined to grant certiorari in March 2005. In February 2006, the trial court denied Baxter’s motion for judgment on the pleadings. The court has twice denied Plaintiffs’ request for certification of a class action based on the inadequacy of their class representatives but allowed Plaintiffs a final chance to find new ones. In October 2006, separate plaintiffs’ law firms identified new, different proposed class representatives, but in January 2007, the trial court found both new proposed class representatives to be inadequate, effectively ending the suit as a class action. Plaintiffs have appealed this decision and such appeal is pending.
In October 2004, a purported class action was filed in the U.S.D.C. for the Northern District of Illinois against Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s 401(k) plans, breached their fiduciary duties to the plan participants by offering Baxter common stock as an investment option in each of the plans during the period of January 2001 to October 2004. Plaintiff alleges that Baxter common stock traded at artificially inflated prices during this period and seeks unspecified damages and declaratory and equitable relief. In March 2006, the trial court certified a class of plan participants who elected to acquire Baxter common stock through the plans between January 2001 and the present. The court denied defendants’ motion to dismiss but has allowed Baxter to seek an interlocutory appeal of the decision, which Baxter has done. Discovery has begun in this matter.
In July 2004, a series of four purported class action lawsuits, now consolidated, were filed in the U.S.D.C. for the Northern District of Illinois, in connection with the company’s restatement of its consolidated financial statements, previously announced in July 2004, naming Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors as defendants. The lawsuits allege that the defendants violated the federal securities laws by making false and misleading statements regarding the company’s financial results, which allegedly caused Baxter common stock to trade at inflated levels during the period between April 2001 and July 2004. As of December 2005, the District Court had dismissed the last of the remaining actions. The Court of Appeals for the Seventh Circuit affirmed the lower court’s decision on July 27, 2007.
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
The BioScience business is a manufacturer of plasma-based and recombinant proteins used to treat hemophilia. Other products include plasma-based therapies to treat immune disorders, alpha 1-antitrypsin deficiency and other chronic blood-related conditions; albumin, used to treat burns and shock; products for regenerative medicine, such as proteins used in hemostasis, and wound-sealing and tissue regeneration; and vaccines. In addition, the business manufactured manual and automated blood and blood-component separation and collection systems (the TT business). Refer to Note 3 regarding the company’s February 28, 2007 sale of substantially all of the assets and liabilities of the TT business.
The Medication Delivery business is a manufacturer of products used to deliver fluids and drugs to patients. These include intravenous (IV) solutions and administration sets, pre-mixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, and electronic infusion devices. The business also provides IV nutrition products, inhalation anesthetics for general anesthesia, pharmaceutical company partnering services, and drug formulation and packaging technologies.
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

Certain items are maintained at the corporate level (Corporate) and are not allocated to the segments. They primarily include most of the company’s debt and cash and equivalents and related net interest (income) expense, corporate headquarters costs, certain non-strategic investments and related income and expense, certain nonrecurring gains and losses, in-process R&D expenses, certain special charges (such as restructuring and certain asset impairments), deferred income taxes, certain foreign currency fluctuations, certain employee benefit costs, stock compensation expense, the majority of the foreign currency and interest rate hedging activities, certain litigation liabilities and related insurance receivables, and the revenues, income and expenses related to the manufacturing, distribution and other transition agreements with Fenwal.
The costs recorded in 2006 relating to COLLEAGUE infusion pumps are reflected in the Medication Delivery segment’s pre-tax income in the table below. See Note 4 for further information.
Financial information for the company’s segments for the three and six months ended June 30 is as follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006

Net sales
BioScience	$1,190	$1,121	$2,341	$2,121
Medication Delivery	1,039	1,012	2,029	1,928
Renal	553	516	1,078	1,009
Other	47	—	56	—

Total	$2,829	$2,649	$5,504	$5,058

Pre-tax income
BioScience	$ 462	$ 379	$ 874	$ 669
Medication Delivery	172	107	325	228
Renal	96	108	189	198

Total pre-tax income from segments	$ 730	$ 594	$1,388	$1,095

Net sales and pre-tax income for the BioScience segment include the results of the TT business until the completion of the sale of the TT business on February 28, 2007. Other net sales represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal subsequent to the divestiture. Refer to Note 3 for further information.
The following is a reconciliation of segment pre-tax income to income before income taxes per the consolidated income statements.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006

Total pre-tax income from segments	$730	$594	$1,388	$1,095
Unallocated amounts
Net interest income (expense)	1	(10)	(4)	(28)
Restructuring charges	(70)	—	(70)	—
Certain foreign currency fluctuations and hedging activities	(1)	(11)	(9)	(21)
Stock compensation	(36)	(20)	(63)	(38)
Other corporate items	(116)	(155)	(205)	(256)

Income before income taxes	$508	$398	$1,037	$ 752

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the company’s 2006 Annual Report to Shareholders (2006 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company for the year ended December 31, 2006. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and six months ended June 30, 2007.
RESULTS OF OPERATIONS
NET SALES

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2007	2006	change	2007	2006	change

BioScience	$1,190	$1,121	6%	$2,341	$2,121	10%
Medication Delivery	1,039	1,012	3%	2,029	1,928	5%
Renal	553	516	7%	1,078	1,009	7%
Other	47	—	N/A	56	—	N/A

Total net sales	$2,829	$2,649	7%	$5,504	$5,058	9%

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2007	2006	change	2007	2006	change

International	$1,633	$1,462	12%	$3,169	$2,812	13%
United States	1,196	1,187	1%	2,335	2,246	4%

Total net sales	$2,829	$2,649	7%	$5,504	$5,058	9%

Foreign currency fluctuations benefited sales growth by 4 percentage points in both the three- and six-month periods ending June 30, 2007, principally due to the weakening of the U.S. Dollar relative to the Euro in both periods.
Certain reclassifications have been made to the prior year sales by product line data within the BioScience and Medication Delivery segments to conform to the current year presentation. Specifically, for BioScience, sales of recombinant FIX (BeneFIX), which were previously reported in Recombinants, are now reported in Other. Sales of BeneFIX, which the company marketed for Wyeth outside of the United States, ceased when the company transferred marketing and distribution rights back to Wyeth as of June 30, 2007. The BioSurgery product line is now referred to as Regenerative Medicine. For Medication Delivery, sales of generic injectables, previously included in Anesthesia, are now included in Global Injectables, which was previously referred to as Drug Delivery. There were no sales reclassifications between business segments.
BioScience
Net sales in the BioScience segment increased 6% during the second quarter and 10% for the six months ended June 30, 2007 (including a 4 percentage point favorable impact from foreign currency fluctuations in both the three and six months ended June 30, 2007).
The following is a summary of sales by significant product line.

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2007	2006	change		2007	2006	change

Recombinants	$431	$394	9%		$819	$729	12%
Plasma Proteins	243	213	14%		468	405	16%
Antibody Therapy	238	199	20%		460	382	20%
Regenerative Medicine	87	79	10%		169	148	14%
Transfusion Therapies	—	126	(100%	)	79	250	(68%	)
Other	191	110	74%		346	207	67%

Total net sales	$1,190	$1,121	6%		$2,341	$2,121	10%

Recombinants
The primary driver of sales growth in the Recombinants product line during the second quarter and first half of 2007 was increased sales volume of the company’s advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, which is used in the treatment of hemophilia A, a bleeding disorder caused by a deficiency in blood clotting factor VIII. Sales growth of ADVATE was fueled by the continuing adoption of this therapy by customers, with strong patient conversion in both the United States and international markets, as well as the impact of recent market launches and the favorable impact of foreign currency fluctuations.
Plasma Proteins
Plasma Proteins include specialty therapeutics, including FEIBA, an anti-inhibitor coagulant complex, and ARALAST (alpha 1-proteinase inhibitor (human)) for the treatment of hereditary emphysema, plasma-derived hemophilia treatments and albumin. Sales growth in the second quarter and first half of 2007 was driven by strong volume growth of FEIBA and ARALAST, improved pricing of albumin, and the continuing launch of FLEXBUMIN [Albumin (Human)], an albumin therapy packaged in flexible containers, in the United States. Sales growth in both periods was also favorably impacted by foreign currency fluctuations.
Antibody Therapy
Higher sales of IVIG (intravenous immunoglobulin), which is used in the treatment of immune deficiencies, fueled sales growth during the second quarter and first half of 2007, with increased volume, continuing customer conversions to the liquid formulation of the product and continuing improvements in pricing in the United States and Europe.
Regenerative Medicine
This product line principally includes plasma-based and non-plasma-based biosurgery products for hemostasis, wound-sealing and tissue regeneration. Growth in the second quarter and first half of 2007 was principally driven by increased international sales.
Transfusion Therapies
The transfusion therapies product line included products and systems for use in the collection and preparation of blood and blood components. See Note 3 for information regarding the company’s February 28, 2007 sale of substantially all of the assets and liabilities of this business.
Other
Other BioScience products primarily consist of vaccines and sales of plasma to third parties. The increase in sales in this product line in the second quarter and first half of 2007 was due to strong international sales of certain vaccines, including FSME Immun (for the prevention of tick-borne encephalitis) and NeisVac-C (for the prevention of meningitis C), principally due to recent climate factors in Europe, as well as recent changes in government vaccination recommendations in Germany. The increase in the second quarter and first half of 2007 was also due to increased sales of recombinant FIX (BeneFIX), which the company marketed for Wyeth outside of the United States until marketing and distribution rights were transferred back to Wyeth effective June 30, 2007. Also contributing to the increase in sales in the first half of 2007 was approximately $20 million in sales in the first quarter related to shipments of candidate H5N1 influenza vaccine, primarily for government stockpiles around the world. Sales of vaccines may fluctuate from period to period based on the timing of government tenders and new supply agreements, and are generally higher in the first half of the year.
Medication Delivery
Net sales for the Medication Delivery segment increased 3% during the second quarter and 5% for the six months ended June 30, 2007 (including a 3 percentage point favorable impact from foreign currency fluctuations in the three and six months ended June 30, 2007).

The following is a summary of sales by significant product line.

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2007	2006	change		2007	2006	change

IV Therapies	$346	$323	7%		$666	$627	6%
Global Injectables	381	376	1%		742	729	2%
Infusion Systems	208	204	2%		417	399	5%
Anesthesia	96	95	1%		185	149	24%
Other	8	14	(43%	)	19	24	(21%	)

Total net sales	$1,039	$1,012	3%		$2,029	$1,928	5%

IV Therapies
This product line principally consists of intravenous (IV) solutions and nutritional products. Growth for the second quarter and first half of 2007 was principally driven by strong international sales of nutritional products and the favorable impact of foreign currency fluctuations, partially offset by a slight decline in sales in the United States.
Global Injectables
This product line primarily consists of the company’s pharmaceutical company partnering business, enhanced packaging, pre-mixed drugs and generic injectables. Sales levels in the second quarter and first half of 2007 benefited from accelerated growth associated with the pharmaceutical company partnering business, but were unfavorably impacted by a decrease in sales of generic injectables, including the continuing decline in sales of generic propofol due to additional competition.
Infusion Systems
Sales growth, particularly for the first half of 2007, was due to increased international sales of COLLEAGUE infusion pumps, as well as the favorable impact of foreign currency fluctuations. There were no sales of COLLEAGUE infusion pumps in the first six months of 2006. Refer to the 2006 Annual Report and Note 4 in this report and the “Certain Regulatory Matters” section below for additional information.
Anesthesia
Sales growth in the second quarter and first half of 2007 was due to strong international sales of SUPRANE (desflurane, USP), the impact of launches of sevoflurane in additional geographic markets and the impact of favorable foreign currency fluctuations. While sales of SUPRANE increased in the first half of 2007 compared to the first half of 2006, sales growth of SUPRANE in the second quarter was negatively impacted by wholesaler purchasing patterns in the United States in the prior year. The company continues to benefit from its position as the only global supplier of all three modern inhaled anesthetics (SUPRANE, sevoflurane and isoflurane).
Other
This category primarily includes other hospital-distributed products in international markets.
Renal
Net sales in the Renal segment increased 7% in both the second quarter and the six months ended June 30, 2007 (including a 4 and 3 percentage point favorable impact from foreign currency fluctuations in the three- and six-month periods ended June 30, 2007, respectively).
The following is a summary of sales by significant product line.

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2007	2006	change	2007	2006	change

PD Therapy	$443	$408	9%	$862	$796	8%
HD Therapy	110	108	2%	216	213	1%

Total net sales	$553	$516	7%	$1,078	$1,009	7%

PD Therapy
Peritoneal dialysis, or PD Therapy, is a dialysis treatment method for end-stage renal disease. PD Therapy, which is used primarily at home, uses the peritoneal membrane, or abdominal lining, as a natural filter to remove waste from the bloodstream. The sales growth in the second quarter and first half of 2007 was primarily driven by an increased number of patients in Asia, particularly in China, Central and Eastern Europe, and Latin America, as well as the favorable impact of foreign currency fluctuations. Increased penetration of PD Therapy products continues to be strong in emerging markets, where many people with end-stage renal disease are currently under-treated.

HD Therapy
Hemodialysis, or HD Therapy, is another form of end-stage renal disease dialysis therapy, which is generally performed in a hospital or outpatient center. HD Therapy works by removing wastes and fluid from the blood by using a machine and a filter, also known as a dialyzer. The sales growth during the second quarter and first half of 2007 was principally driven by the favorable impact of foreign exchange, which was partially offset by a decline in sales of dialyzers and the company’s decision to exit certain lower-margin service businesses.
Other
Other net sales represents revenues associated with manufacturing, distribution and other services provided by the company to Fenwal Inc. (Fenwal) subsequent to the divestiture of the Transfusion Therapies (TT) business on February 28, 2007. See Note 3 for further information.
GROSS MARGIN AND EXPENSE RATIOS

	Three months ended			Six months ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Gross margin	49.2%	43.6%	5.6 pts	48.3%	43.6%	4.7 pts
Marketing and administrative expenses	22.0%	22.0%	0 pts	21.9%	21.9%	0 pts

Gross Margin
The improvement in gross margin in the second quarter and first half of 2007 was principally driven by the continued adoption by customers of ADVATE, customer conversion to the liquid formulation of IVIG, manufacturing efficiencies and yield improvements, improved pricing for certain plasma protein products, strong sales of vaccines, and, particularly in the second quarter, the impact of the February 28, 2007 divestiture of the TT business. Refer to Note 3 for further information.
Also contributing to the improvement in 2007 were costs of $76 million and $94 million recorded in the second quarter and first half of 2006, respectively, relating to the Medication Delivery segment’s COLLEAGUE infusion pumps. Refer to Note 4 for further information.
Marketing and Administrative Expenses
The marketing and administrative expense ratio was flat in both the second quarter and first half of 2007 as compared to the prior year periods. Marketing and administrative expenses were $621 million and $582 million in the second quarters of 2007 and 2006, respectively, and $1.2 billion and $1.1 billion in the first half of 2007 and 2006, respectively. The increase in both the second quarter and the year-to-date period was principally due to an increase in compensation costs, including both cash and stock-based compensation, and fluctuations in foreign currency, partially offset by a reduction in expenses due to the February 28, 2007 divestiture of the TT business.
RESEARCH AND DEVELOPMENT

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2007	2006	change	2007	2006	change

Research and development (R&D) expenses	$177	$146	21%	$336	$284	18%
As a percent of sales	6.3%	5.5%		6.1%	5.6%

R&D expenses increased during the second quarter and first half of 2007, with strong growth in spending on R&D projects across all three of the company’s businesses reflecting the company’s commitment to accelerate R&D investments. Refer to the 2006 Annual Report for a discussion of the company’s R&D pipeline. In addition, the increase in R&D expenses in the second quarter and first half of 2007 was due to an $11 million in-process R&D charge relating to the acquisition of certain assets of MAAS Medical, LLC, a company that specializes in infusion systems technology, as well as the impact of foreign currency fluctuations. See Note 2 for further information regarding this acquisition.

RESTRUCTURING PROGRAMS
2007 Restructuring Charges
During the second quarter of 2007, the company recorded pre-tax restructuring charges of $70 million ($46 million, or $0.07 per diluted share, on an after-tax basis) principally associated with the consolidation of certain commercial and manufacturing operations outside of the United States. Based upon a review of current and future capacity needs, the company decided to integrate several facilities in order to reduce the company’s cost structure and optimize the company’s operations.
Included in the charge was $17 million related to asset impairments, principally to write down property, plant and equipment based on market data for the assets. Also included in the charge was $53 million for cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of approximately 550 positions, or approximately 1% of the company’s total workforce. Reserve utilization in the second quarter of 2007 was not material. The reserve for severance and other costs is expected to be utilized by the end of 2009, with the majority of the payments to be made in 2007 and 2008. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed. Cash expenditures are being funded with cash generated from operations.
Management estimates that these initiatives will yield savings of approximately $0.02 per diluted share when the programs are fully implemented in 2009. The savings from these actions will impact cost of sales, general and administrative expenses and R&D, principally within the company’s Medication Delivery segment.
2004 Restructuring Charge
During 2004, the company recorded a $543 million pre-tax restructuring charge principally associated with management’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. The charge was primarily for severance and costs associated with the closing of facilities and the exiting of contracts. Refer to Note 4 for further information, including reserve utilization through June 30, 2007. The company believes that the restructuring program is substantially complete and that the remaining reserves are adequate. However, remaining cash payments are subject to change. The cash expenditures are being funded with cash generated from operations. Original estimates of the benefits of the program are substantially unchanged.
NET INTEREST (INCOME) EXPENSE
Net interest (income) expense was ($1) million and $10 million during the second quarters of 2007 and 2006, respectively, and $4 million and $28 million for the six months ended June 30, 2007 and 2006, respectively. The change was principally due to a higher average cash balance and higher interest rates. As discussed below, during the first quarter of 2006, certain maturing debt was paid down using a portion of the $1.25 billion cash proceeds received upon settlement of the equity units purchase contracts in February 2006.
OTHER EXPENSE, NET
Other expense, net was $17 million and $19 million during the second quarters of 2007 and 2006, respectively, and $7 million and $35 million during the six-month periods ended June 30, 2007 and 2006, respectively. Other expense, net in both periods principally included amounts relating to foreign exchange, minority interests and equity method investments. In the first half of 2007, other expense, net included a gain on the sale of the TT business of $58 million less related charges of $35 million, for a net impact of $0.01 per diluted share on an after-tax basis. See Note 3 for further information.
PRE-TAX INCOME
Refer to Note 7 for a summary of financial results by segment. Certain items are maintained at the company’s corporate level and are not allocated to the segments. These items primarily include net interest (income) expense, certain foreign currency fluctuations, the majority of the foreign currency and interest rate hedging activities, stock compensation expense, income and expense related to certain non-strategic investments, corporate headquarters costs, certain employee benefit plan costs, certain nonrecurring gains and losses and certain special charges (such as restructuring and certain asset impairments), and income related to the manufacturing, distribution and other transition agreements with Fenwal. The following is a summary of significant factors impacting the segments’ financial results.

BioScience
Pre-tax income increased 22% and 31% for the three- and six-month periods ending June 30, 2007, respectively. The primary drivers of the increase were strong sales of higher-margin products, which were fueled by the continued adoption of ADVATE, the conversion to the liquid formulation of IVIG, volume growth and improved pricing of certain plasma protein products, strong sales of vaccines and continued cost and yield improvements, and the favorable impact of foreign currency fluctuations. Partially offsetting this growth was the impact of higher spending on new marketing programs, increased R&D spending related to the adult stem-cell therapy program and the long-term R&D agreement with the company’s partner Kuros Biosurgery AG, and the February 28, 2007 divestiture of the TT business. See Note 3 for further information regarding the divestiture.
Medication Delivery
Pre-tax income increased 61% and 43% for the three- and six-month periods ending June 30, 2007, respectively. The primary driver was an improved product mix, with sales of higher-margin sevoflurane and SUPRANE offsetting the continued decline in sales of propofol due to generic competition. Pre-tax income in the second quarter and first half of 2007 also benefited from sales of COLLEAGUE pumps, which have resumed in all markets outside of the United States, as well as $76 million and $94 million of COLLEAGUE-related costs that were recorded in the second quarter and first half of 2006, respectively. See Note 4 for further information. Partially offsetting this growth was increased spending on R&D and marketing programs.
Renal
Pre-tax income decreased 11% and 5% for the three- and six-month periods ending June 30, 2007, respectively. The segment’s sales growth, which was driven by continued PD patient growth in developing countries, was more than offset by increased spending on marketing programs and new product development.
Other
As mentioned above, certain income and expense amounts are not allocated to the segments. These amounts are detailed in the table in Note 7 and include net interest (income) expense, certain foreign currency fluctuations and hedging activities, stock compensation expense, restructuring charges (and any related adjustments) and other corporate items. Refer to the discussion above regarding restructuring charges, net interest (income) expense and stock compensation expense. Other corporate items increased in the second quarter principally due to reduced benefit plan costs held at corporate, partially offset by in-process R&D expenses associated with the second quarter acquisition of certain assets of MAAS Medical, LLC. Refer to Note 2 for further information. The increase in the first half of 2007 was principally due to other income of $23 million, which reflects a $58 million gain on the sale of the TT business less related charges of $35 million. Refer to Note 3 for further information.
INCOME TAXES
The company’s effective income tax rate was 15.2% and 22.4% in the second quarters of 2007 and 2006, respectively, and 19.6% and 21.4% in the six-month periods ended June 30, 2007 and 2006, respectively. The decrease in the quarter and year-to-date period was principally due to the extension of tax incentives and the favorable settlement of a tax audit in jurisdictions outside of the United States, as well as the impact of the second quarter 2007 restructuring charges. In the year-to-date period, these benefits were partially offset by the tax impact of the gain on the divestiture of the TT business and related charges. Refer to Note 3 for further information on the divestiture and Note 4 for further information on the restructuring charges recorded in 2007. The company anticipates that the effective tax rate will be approximately 20% for full-year 2007, excluding any impact from additional audit developments or other special items.
INCOME AND EARNINGS PER DILUTED SHARE
Net income was $431 million and $309 million for the three months ended June 30, 2007 and 2006, respectively, and $834 million and $591 million for the six months ended June 30, 2007 and 2006, respectively. Net income per diluted share was $0.65 and $0.47 for the three months ended June 30, 2007 and 2006, respectively, and $1.26 and $0.90 for the six months ended June 30, 2007 and 2006, respectively. The significant factors and events contributing to the changes are discussed above.

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
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operating activities
Cash flows from operating activities increased during the first half of 2007 as compared to the prior year. Higher earnings (before non-cash items), lower payments related to restructuring programs, lower contributions to the company’s pension plans, and a prepayment relating to the Fenwal manufacturing, distribution and other transition agreements were partially offset by reduced cash flows relating to accounts receivable and inventories, and cash payments relating to the settlement of mirror cross-currency swaps.
Accounts Receivable
Cash flows relating to accounts receivable decreased during the first half of 2007 as compared to the prior year. Days sales outstanding increased from 52.1 days at June 30, 2006 to 56.0 days at June 30, 2007, primarily due to a shift in the geographic mix of sales, partially offset by an improvement in the collection of receivables in the United States. Proceeds from the factoring of receivables decreased slightly, while net cash outflows relating to the company’s securitization arrangements totaled $8 million during the first six months of 2007 as compared to $34 million in the prior year period (as detailed in Note 2).
Inventories
Cash flows relating to inventories decreased in 2007. The following is a summary of inventories at June 30, 2007 and December 31, 2006, as well as inventory turns for the six months ended June 30, 2007 and 2006, by segment.

	Inventories		Annualized inventory turns
	June 30,	December 31,	for the six months ended June 30,
(in millions, except inventory turn data)	2007	2006	2007	2006

BioScience	$1,133	$1,138	1.85	1.93
Medication Delivery	823	719	2.95	3.37
Renal	230	209	4.47	4.45

Total	$2,186	$2,066	2.55	2.70

The lower inventory turns in the BioScience segment were due to an increase in inventory as a result of a settlement with a supplier during the first quarter of 2007, partially offset by a decline in inventory related to the divestiture of the TT business. The lower inventory turns in the Medication Delivery segment were primarily due to an increase in infusion pump inventory related to the above-mentioned sales hold on COLLEAGUE pumps in the United States.
Liabilities, Restructuring Payments and Other
Cash outflows related to liabilities, restructuring payments and other decreased in the first six months of 2007 as compared to the prior year period, principally due to $52 million of cash inflows resulting from a prepayment relating to the Fenwal manufacturing, distribution and other transition agreements. Refer to Note 3 for further information. Also contributing to the decrease in cash outflows were reduced payments related to the company’s restructuring programs, which declined by $19 million, and decreased contributions to the company’s pension plans. The first six months of 2006 included a contribution to a non-U.S. plan of $31 million. There were no significant pension plan contributions in the first half of 2007.
Partially offsetting the decrease in cash outflows in the first half of 2007 were operating cash outflows of $31 million related to the settlement of certain mirror cross-currency swaps. There were no settlements of cross-

currency swaps during the first half of 2006. Refer to the 2006 Annual Report for further information regarding these swaps.
Cash flows from investing activities
Capital Expenditures
Capital expenditures increased $60 million for the six months ended June 30, 2007, from $198 million in 2006 to $258 million in 2007. The company is investing in various multi-year capital projects across its three segments, including ongoing projects to upgrade facilities or increase manufacturing capacity for global injectables, plasma-based (including antibody therapy) and other products.
Acquisitions of, and Investments in, Businesses and Technologies
Cash outflows relating to the acquisitions of, and investments in, businesses and technologies of $43 million in the first half of 2007 principally related to the expansion of the company’s existing agreements with Halozyme Therapeutics, Inc. to include the use of HYLENEX recombinant (hyaluronidase human injection) with the company’s proprietary and non-proprietary small molecule drugs. The cash outflows in the first half of 2007 also included $11 million for the acquisition of certain assets of MAAS Medical, LLC, a company that specializes in infusion systems technology. See Note 2 for further information about this acquisition.
Divestitures and Other
Cash inflows relating to divestitures and other in the first half of 2007 principally related to $421 million of cash proceeds from the divestiture of the TT business. Refer to Note 3 for further information about the TT divestiture. The $421 million represented the $473 million cash received upon divestiture less the $52 million prepayment related to the manufacturing, distribution and other transition agreements, which was classified in the operating section of the statement of cash flows. The cash inflows in both 2007 and 2006 included collections on retained interests associated with securitization arrangements.
Cash flows from financing activities
Debt Issuances, Net of Payments of Obligations
Net cash outflows relating to debt and other financing obligations totaled $192 million during the first half of 2007 as compared to $959 million during the prior year period. The first half of 2007 included financing cash outflows of $147 million related to the settlement of certain cross-currency swaps. Refer to the 2006 Annual Report for further information regarding these swaps. Using the cash proceeds from the settlement of the equity units purchase contracts in February 2006 (further discussed below), the company paid down maturing debt during the first quarter of 2006.
Other Financing Activities
Cash dividend payments, which totaled $489 million in the first half of 2007, increased from the prior year due to a change in the company’s dividend payment schedule. Beginning in 2007, the company converted from an annual to a quarterly dividend and increased its dividend by 15% on an annual basis. The first quarterly dividend of $0.1675 per share was paid on April 2, 2007 to shareholders of record as of March 10, 2007.
Cash received for stock issued under employee stock plans increased by $353 million, from $75 million in the first half of 2006 to $428 million in the second half of 2007, primarily due to an increase in stock option exercises, as well as a higher average exercise price.
In February 2006, the company issued 35 million shares of common stock for $1.25 billion in conjunction with the settlement of the purchase contracts included in the company’s equity units. Refer to the 2006 Annual Report for further information regarding the equity units.
Stock repurchases totaled $814 million in the first half of 2007 as compared to $392 million in the prior year. As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and current market conditions. In February 2006, the board of directors authorized the repurchase of up to $1.5 billion of the company’s common stock. In February 2007, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock. At June 30, 2007, $2.2 billion remained available under the February 2006 and February 2007 authorizations.
CREDIT FACILITIES AND ACCESS TO CAPITAL
Refer to the 2006 Annual Report for further discussion of the company’s credit facilities and access to capital.

Credit facilities
The company had $2.5 billion of cash and equivalents at June 30, 2007. The company has two primary revolving credit facilities, which totaled approximately $2.2 billion at June 30, 2007. One of the facilities totals $1.5 billion and matures in December 2011 and the second facility, which is denominated in Euros, totals approximately $671 million and matures in January 2008. These facilities enable the company to borrow funds in U.S. Dollars, Euros, Japanese Yen or Swiss Francs on an unsecured basis at variable interest rates and contain various covenants, including a maximum net-debt-to-capital ratio and, solely with respect to the Euro-denominated facility, a minimum interest coverage ratio. At June 30, 2007, the company was in compliance with the financial covenants in these agreements. Borrowings outstanding under these facilities totaled $141 million at June 30, 2007.
Access to capital
The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt or common stock. During the first half of 2007, Fitch upgraded the company’s debt ratings on senior debt from A- to A and short-term debt from F2 to F1, with a Stable outlook, and Moody’s favorably changed its outlook on Baxter from Stable to Positive.
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
CERTAIN REGULATORY MATTERS
The company began to hold shipments of COLLEAGUE infusion pumps in July 2005, and continues to hold shipments of new pumps in the United States. In October 2005, the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to effect the seizure of approximately 5,400 Baxter-owned COLLEAGUE pumps, as well as 830 SYNDEO PCA syringe pumps that were on hold in Northern Illinois. Customer-owned pumps were not affected. In June 2006, Baxter Healthcare Corporation (BHC), a direct wholly-owned subsidiary of the company, entered into a Consent Decree for Condemnation and Permanent Injunction with the United States to resolve this seizure litigation. The Consent Decree outlines the steps BHC must take to resume sales of new pumps in the United States. The steps include obtaining U.S. Food and Drug Administration (FDA) approval of BHC’s plan to resolve issues with the pumps currently in use in the United States, third-party expert reviews of COLLEAGUE and SYNDEO operations, and other measures to ensure compliance with FDA’s Quality System Regulations. In December 2006, BHC received conditional approval from FDA for its plan to resolve issues with the COLLEAGUE pumps currently in use in the United States. In February 2007, BHC received clearance from FDA on its COLLEAGUE infusion pump 510(k) pre-market notification, which included modifications to the current COLLEAGUE device to resolve the issues with the pumps. BHC began deployment of the modifications in the second quarter.
In June 2007, BHC halted modifications to triple channel COLLEAGUE pumps as a result of a field corrective action related to the modifications made to the pumps, which FDA subsequently classified as a Class I recall. BHC removed approximately 4,500 affected modified triple channel COLLEAGUE pumps from use. The 75,000 non-modified triple channel COLLEAGUE pumps and 200,000 single channel COLLEAGUE pumps were not affected by the recall and remain in use. Modifications continue on the 200,000 single channel COLLEAGUE pumps.

In July 2007, FDA classified BHC’s field corrective action regarding falsification of service and repair data for the COLLEAGUE and FLO-GARD infusion pumps as a Class I recall. The recall pertained to infusion pumps in the United States brought in for routine maintenance or corrections at BHC’s Phoenix, Arizona service center and is not directly associated with the COLLEAGUE remediation efforts discussed above.
As previously disclosed, BHC received a warning letter from FDA in March 2005 regarding observations, primarily related to dialysis equipment, that arose from FDA’s inspection of the company’s manufacturing facility located in Largo, Florida. During 2007, the FDA reinspected the Largo manufacturing facility and, in a follow-up regulatory meeting, indicated that a number of observations remain open.
While the company continues to work to resolve the issues described above, there can be no assurance that additional costs or penalties will not be incurred or that additional regulatory actions will not occur or that sales of any other product may not be adversely affected. Please see “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2006 for additional discussion of regulatory matters.
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
FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including accounting estimates and assumptions, litigation outcomes, statements with respect to infusion pumps and other regulatory matters, expectations with respect to restructuring and acquisition activities, strategic plans, sales and pricing forecasts, developments with respect to credit and credit ratings, including the adequacy of credit facilities, estimates of liabilities, statements regarding ongoing tax audits, management of currency risk, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility and the adequacy of reserves, the effective income tax rate in 2007, statements with respect to ongoing cash flows from the TT business, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:
•	demand for and market acceptance risks for new and existing products, such as ADVATE and IVIG, and other therapies;

•	the company’s ability to identify business development initiatives and growth opportunities for existing products and to exit low margin businesses or products;

•	the balance between supply and demand with respect to the market for plasma protein products;

•	reimbursement policies of government agencies and private payers;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	future actions of regulatory bodies and other government authorities, that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered with the FDA concerning the COLLEAGUE and SYNDEO pumps;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	future actions by tax authorities in connection with ongoing tax audits;

•	foreign currency fluctuations;

•	continued developments in the market for transfusion therapies products and Fenwal’s ability to execute with respect to the acquired business;

•	change in credit agency ratings; and

•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described under the caption “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2006, all of which are available are on the company’s website.
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
A sensitivity analysis of changes in the fair value of foreign exchange forward and option contracts outstanding at June 30, 2007, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $27 million with respect to those contracts would increase by $48 million.
With respect to the company’s cross-currency swap agreements (including the outstanding mirror swaps), if the U.S. Dollar uniformly weakened by 10%, on a net-of-tax basis, the net liability balance of $329 million with respect to those contracts outstanding at June 30, 2007 would increase by $89 million. Any increase or decrease in the fair value of cross-currency swap agreements designated as hedges of the net assets of foreign operations relating to changes in spot currency exchange rates is offset by the change in the value of the hedged net assets relating to changes in spot currency exchange rates. With respect to the portion of the cross-currency swap portfolio that is no longer designated as a net investment hedge, but is fixed via the mirror swaps, as the fair value of this fixed portion of the portfolio decreases, the fair value of the mirror swaps increases by an approximately offsetting amount, and vice versa.
The sensitivity analysis model recalculates the fair value of the foreign currency forward, option and cross-currency swap contracts outstanding at June 30, 2007 by replacing the actual exchange rates at June 30, 2007 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Financial Instrument Market Risk” in the company’s 2006 Annual Report. There were no significant changes during the quarter ended June 30, 2007.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.
Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.
Changes in Internal Control over Financial Reporting
There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007 and 2006, respectively, have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2007, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
July 31, 2007

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the three-month period ended June 30, 2007.
Issuer Purchases of Equity Securities

				Approximate Dollar Value of
	Total Number		Total Number of Shares	Shares that May Yet Be
	of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the
Period	Purchased (1)	Paid per Share	Announced Programs (1)	Programs (1)(2)

April 1, 2007 through April 30, 2007	2,086,666	$54.72	2,086,666
May 1, 2007 through May 31, 2007	3,833,265	57.34	3,833,265
June 1, 2007 through June 30, 2007	3,700,331	56.74	3,700,331

Total	9,620,262	$56.52	9,620,262	$2,192,254,022

(1)	In February 2006, the company announced that its board of directors authorized the company to repurchase up to $1.5 billion of its common stock on the open market. During the second quarter of 2007, the company repurchased 9.6 million shares for $544 million under this program, and the remaining authorization totaled $192 million at June 30, 2007. This program does not have an expiration date.

(2)	In February 2007, the company announced that its board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock on the open market. No repurchases have been made under this authorization. This program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders
The company’s annual meeting of shareholders was held on May 1, 2007. The results of the matters voted upon at the annual meeting of shareholders are as follows:
Election of Directors
Each of management’s nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below.

Director	For	Against	Abstain

Blake E. Devitt	559,617,939	6,102,521	6,381,308
John D. Forsyth	559,112,944	6,769,093	6,219,733
Gail D. Fosler	554,639,773	11,110,428	6,351,568
Carole J. Shapazian	559,154,733	6,567,546	6,379,489
In addition to the directors listed above whose terms will expire in 2010, continuing as directors with terms expiring in 2008 are Joseph B. Martin, M.D., Ph.D., Robert L. Parkinson, Jr., Thomas T. Stallkamp and Albert P.L. Stroucken; and continuing as directors with terms expiring in 2009 are Walter E. Boomer, James R. Gavin III, M.D., Ph.D., Peter S. Hellman and K.J. Storm.
Management Proposals

Proposal	For	Against	Abstain	Broker Non-Votes

Appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm	556,180,000	12,451,230	3,470,539	—

Approval of the 2007 Incentive Plan	411,346,286	100,089,875	4,429,649	56,235,960

Item 6. Exhibits
Exhibit Index:

Exhibit
Number	Description

10.1	Baxter International Inc. 2007 Incentive Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement (File No. 1-4448), filed on March 20, 2007)

15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.

(Registrant)

Date: July 30, 2007	By:	/s/ Robert M. Davis

Robert M. Davis
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)