Form 10-Q
period 2007-09-30
BAXTER INTERNATIONAL INC
filed 2007-11-05
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 30, 2007 was 634,072,529 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$2,750	$2,557	$8,254	$7,615
Costs and expenses
Cost of goods sold	1,374	1,342	4,220	4,193
Marketing and administrative expenses	663	562	1,867	1,670
Research and development expenses	203	149	539	433
Restructuring charges	—	—	70	—
Net interest expense	6	5	10	33
Other expense, net	21	20	28	55

Total costs and expenses	2,267	2,078	6,734	6,384

Income before income taxes	483	479	1,520	1,231
Income tax expense	88	105	291	266

Net income	$395	$374	$1,229	$965

Earnings per common share
Basic	$0.62	$0.58	$1.90	$1.49

Diluted	$0.61	$0.57	$1.87	$1.47

Weighted average number of common shares outstanding
Basic	641	653	647	650

Diluted	651	661	657	656

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		September 30,	December 31,
		2007	2006

Current assets	Cash and equivalents	$1,818	$2,485
	Accounts and other current receivables	1,976	1,838
	Inventories	2,320	2,066
	Other current assets	526	581

	Total current assets	6,640	6,970

Property, plant and equipment, net		4,216	4,229

Other assets	Goodwill	1,649	1,618
	Other intangible assets, net	457	480
	Other	1,185	1,389

	Total other assets	3,291	3,487

Total assets		$14,147	$14,686

Current liabilities	Short-term debt	$46	$57
	Current maturities of long-term debt and lease obligations	500	177
	Accounts payable and accrued liabilities	3,143	3,376

	Total current liabilities	3,689	3,610

Long-term debt and lease obligations		2,024	2,567

Other long-term liabilities		2,142	2,237

Commitments and contingencies

Shareholders’ equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2007 and 2006	683	683
	Common stock in treasury, at cost, 49,669,849 shares in 2007 and 33,016,340 shares in 2006	(2,420)	(1,433)
	Additional contributed capital	5,251	5,177
	Retained earnings	4,039	3,271
	Accumulated other comprehensive loss	(1,261)	(1,426)

	Total shareholders’ equity	6,292	6,272

Total liabilities and shareholders’ equity		$14,147	$14,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Nine months ended
		September 30,
		2007	2006

Cash flows from operating activities	Net income	$1,229	$965
	Adjustments
	Depreciation and amortization	428	431
	Deferred income taxes	32	76
	Stock compensation	99	68
	Restructuring and infusion pump charges	70	76
	Average wholesale pricing litigation charge	56	—
	In-process research and development charges	46	—
	Other	53	29
	Changes in balance sheet items
	Accounts and other current receivables	(114)	33
	Inventories	(261)	(108)
	Accounts payable and accrued liabilities	(85)	(159)
	Restructuring payments	(20)	(34)
	Other	21	44

	Cash flows from operating activities	1,554	1,421

Cash flows from investing activities	Capital expenditures	(424)	(336)
	Acquisitions of, and investments in, businesses and technologies	(83)	(3)
	Divestitures and other	490	140

	Cash flows from investing activities	(17)	(199)

Cash flows from financing activities	Issuances of debt	73	707
	Payments of obligations	(501)	(1,235)
	Cash dividends on common stock	(598)	(363)
	Proceeds from stock issued under employee benefit plans	500	195
	Other issuances of stock	—	1,249
	Purchases of treasury stock	(1,641)	(479)

	Cash flows from financing activities	(2,167)	74

Effect of currency exchange rate changes on cash and equivalents		(37)	(70)

(Decrease) increase in cash and equivalents		(667)	1,226
Cash and equivalents at beginning of period		2,485	841

Cash and equivalents at end of period		$1,818	$2,067

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
Adoption of FIN No. 48
On January 1, 2007, the company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN No. 48). FIN No. 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The cumulative effect of applying FIN No. 48 is to be reported as an adjustment to the opening balance of retained earnings in the period of adoption.
The adoption of FIN No. 48 by the company on January 1, 2007 had no impact on the opening balance of retained earnings.
At January 1, 2007, the company’s liability for uncertain tax positions totaled $405 million, including liabilities related to interest and penalties. The liabilities related to interest and penalties at January 1, 2007 were not material. At December 31, 2006, the entire balance was classified as a current liability. In applying FIN No. 48’s liability classification provisions, the company reclassified $200 million of the total liability to noncurrent liabilities on January 1, 2007. There was no material change in the liability for uncertain tax positions during the third quarter or first nine months of 2007.
None of the positions included in the liability for uncertain tax positions related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
The company has historically classified interest and penalties associated with income taxes in the income tax expense line in the consolidated statement of income, and this treatment is unchanged under FIN No. 48. Interest and penalties recorded during the third quarter or first nine months of 2007 were not material.
Refer to the Annual Report included in the company’s Form 10-K for the year ended December 31, 2006 for a description, by major tax jurisdiction, of tax years that remain subject to examination. Other than the settlement of a tax audit outside the United States during the second quarter, there were no material changes during the first nine months of 2007.
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
2. SUPPLEMENTAL FINANCIAL INFORMATION
Net pension and other postemployment benefits expense
The following is a summary of net expense relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006

Pension benefits
Service cost	$22	$23	$65	$68
Interest cost	47	44	139	131
Expected return on plan assets	(54)	(50)	(161)	(149)
Amortization of net loss, prior service cost and transition obligation	24	29	73	87

Net pension plan expense	$39	$46	$116	$137

OPEB
Service cost	$1	$2	$4	$5
Interest cost	8	7	23	22
Amortization of net loss and prior service cost	1	1	3	4

Net OPEB plan expense	$10	$10	$30	$31

Net interest expense

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006

Interest expense, net of capitalized interest	$30	$25	$90	$70
Interest income	(24)	(20)	(80)	(37)

Net interest expense	$6	$5	$10	$33

Comprehensive income
Total comprehensive income was $429 million and $410 million for the three months ended September 30, 2007 and 2006, respectively, and $1,394 million and $1,003 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in comprehensive income in both periods was principally due to higher net income and favorable movements in currency translation adjustments, partially offset, particularly in the third quarter, by unfavorable movements in the fair value of the company’s net investment hedges.
Effective tax rate
The company’s effective income tax rate was 18.2% and 21.9% in the third quarters of 2007 and 2006, respectively, and 19.1% and 21.6% in the nine-month periods ended September 30, 2007 and 2006, respectively. For a discussion of the effective tax rate anticipated for the full-year 2007, see the Income Taxes section of Management’s Discussion and Analysis below.
The decrease in the third quarter was principally due to a $57 million reduction of the valuation allowance on net operating loss carryforwards in a foreign jurisdiction due to recent profitability improvements, a $12 million reduction in tax expense due to recently enacted legislation reducing corporate income tax rates in Germany, as well as an approximately $8 million net favorable tax impact of a charge related to the company’s average wholesale pricing litigation (see Note 6 for further information regarding this charge) and in-process research and development (IPR&D) charges recorded in the quarter (see Acquisitions of, and investments in, businesses and technologies section below for further information regarding these charges). In addition, as a result of profitability in lower tax rate jurisdictions around the world that was higher than previous estimates, the company lowered its expected full-year tax rate on earnings excluding special items, which reduced income tax expense in the quarter by approximately $14 million related to earnings through the first half of 2007. Partially offsetting these items in the quarter was $84 million of U.S. income tax expense related to foreign earnings, which are no longer considered permanently reinvested outside of the United States because management now believes these earnings will be remitted to the United States in the foreseeable future.
In addition to the items noted above, the decrease in the year-to-date period was due to the extension of tax incentives and the favorable settlement of a tax audit in jurisdictions outside of the United States, as well as the impact of the second quarter 2007 restructuring charges. These benefits were partially offset by the tax impact of the gain on the divestiture of the Transfusion Therapies (TT) business and related charges. The effective tax rate for the nine months ended September 30, 2006 was impacted by costs associated with the COLLEAGUE and SYNDEO infusion pumps that have lower tax benefits. Refer to Note 3 for further information on the divestiture and Note 4 for further information on the restructuring charges recorded in 2007 and the infusion pump charges recorded in 2006.
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
Employee stock options to purchase 11 million and 28 million shares for the third quarters of 2007 and 2006, respectively, and 11 million and 42 million for the nine-month periods ended September 30, 2007 and 2006, respectively, were not included in the computation of diluted EPS because the assumed proceeds were greater than the average market price of the company’s common stock, resulting in an anti-dilutive effect on diluted EPS.
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
The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006

Basic shares	641	653	647	650
Effect of dilutive securities
Employee stock options	9	7	9	6
Performance share units, restricted stock units and other	1	1	1	—

Diluted shares	651	661	657	656

Inventories

	September 30,	December 31,
(in millions)	2007	2006

Raw materials	$650	$526
Work in process	667	676
Finished products	1,003	864

Total inventories	$2,320	$2,066

Property, plant and equipment, net

	September 30,	December 31,
(in millions)	2007	2006

Property, plant and equipment, at cost	$8,430	$8,311
Accumulated depreciation and amortization	(4,214)	(4,082)

Property, plant and equipment, net (PP&E)	$4,216	$4,229

Goodwill
Goodwill at September 30, 2007 totaled $579 million for the BioScience segment, $921 million for the Medication Delivery segment and $149 million for the Renal segment. Goodwill at December 31, 2006 totaled $579 million for the BioScience segment, $898 million for the Medication Delivery segment and $141 million for the Renal segment. Approximately $12 million of goodwill in the BioScience segment was included in the book value of the TT business in determining the divestiture gain. Refer to Note 3 for further information. The remaining change in the goodwill balance from December 31, 2006 to September 30, 2007 for each segment principally related to foreign currency fluctuations.
Other intangible assets, net
The following is a summary of the company’s intangible assets subject to amortization at September 30, 2007 and December 31, 2006.

	Developed
	technology,
(in millions, except amortization period data)	including patents	Other	Total

September 30, 2007
Gross intangible assets	$834	$126	$960
Accumulated amortization	442	68	510

Net intangible assets	$392	$58	$450

Weighted-average amortization period (in years)	14	14	14

December 31, 2006
Gross intangible assets	$827	$122	$949
Accumulated amortization	418	58	476

Net intangible assets	$409	$64	$473

Weighted-average amortization period (in years)	15	15	15

The amortization expense for these intangible assets was $14 million and $15 million for the three months ended September 30, 2007 and 2006, respectively, and $43 million and $42 million for the nine months ended September 30, 2007 and 2006, respectively.

The anticipated annual amortization expense for intangible assets recorded as of September 30, 2007 is $57 million in 2007, $51 million in 2008, $50 million in 2009, $48 million in 2010, $43 million in 2011 and $39 million in 2012.
Acquisitions of, and investments in, businesses and technologies
MAAS Medical, LLC
In June 2007, the company acquired certain assets of MAAS Medical, LLC, a company that specializes in infusion systems technology. This acquisition expands Baxter’s R&D capabilities, as the talent and technology acquired will be incorporated into Baxter’s R&D pipeline and applied in the development of infusion systems and related technologies within the Medication Delivery segment. The purchase price of $11 million was principally allocated to IPR&D, and expensed at the acquisition date. The IPR&D relates to products under development which had not achieved regulatory approval and had no alternative future use. Baxter may be required to make additional payments of up to $14 million based on the achievement of specified regulatory approvals of products as well as the retention of certain key employees. These contingent payments will be recorded if and when the contingencies are resolved, as the outcomes of the contingencies are not determinable beyond a reasonable doubt on the acquisition date.
HHD
In August 2007, the company entered into a collaboration with HHD, LLC (HHD) and DEKA Products Limited Partnership and DEKA Research and Development Corp. (collectively, DEKA) for the development of a next-generation home hemodialysis (HD) machine. This Renal business collaboration highlights Baxter’s ongoing commitment to innovation in end-stage renal disease treatment, and reflects the company’s strategic approach to expediting and enhancing product development through targeted partnerships. The arrangement will provide Baxter with the opportunity to offer two forms of at-home dialysis, peritoneal dialysis (PD) and home HD, with the goal of continuing to offer patients an improved quality of life, and greater flexibility and control as to when and where they receive treatment.
HHD owns certain intellectual property and licensing rights that will be used in developing the next-generation home HD machine. In addition, pursuant to an R&D and license agreement between HHD and DEKA, DEKA will perform R&D activities for HHD in exchange for compensation for the R&D services and licensing rights, plus royalties on any commercial sales of the developed product.
In connection with this collaboration, the company purchased an option for $25 million to acquire the assets of HHD, and will reimburse HHD for the R&D services performed by DEKA, as well as other of HHD’s costs associated with developing the home HD machine. Pursuant to the option agreement with HHD, the company can exercise the option at any time between the effective date of the agreement and the earlier of U.S. Food and Drug Administration approval of the product or January 31, 2011. The exercise price is fixed, varying only based on the timing of exercise, with the exercise price decreasing over the exercise period, from $45 million to $19 million. Upon exercise, the company would make an additional payment of up to $4 million based on a contractual relationship between HHD and a third party. Because the company is the primary beneficiary of the risks and rewards of HHD’s activities, the company is consolidating the financial results of HHD from the date of the option purchase.
HHD’s assets and technology have not yet received regulatory approval and no alternative future use has been identified. In conjunction with the execution of the option agreement with HHD and the related payment of $25 million, the company recognized a net IPR&D charge of $25 million during the third quarter of 2007.
Halozyme Therapeutics, Inc.
In February 2007, the company entered into an arrangement to expand the company’s existing arrangements with Halozyme Therapeutics, Inc. (Halozyme) to include the use of HYLENEX recombinant (hyaluronidase human injection) with the company’s proprietary and non-proprietary small molecule drugs. Under the terms of the arrangement, the company made an initial payment of $10 million for license and other rights, which was capitalized as an intangible asset, and made a $20 million investment in the common stock of Halozyme. The company assumes the development, manufacturing, clinical, regulatory, and sales and marketing costs associated with the products included in the arrangement. This arrangement will provide the Medication Delivery segment with a new route of administration for injected drugs and fluids, and a potential pipeline of proprietary drug applications through the kitting and co-formulating of HYLENEX with generic molecules.

In September 2007, the company entered into an arrangement with Halozyme to apply Halozyme’s Enhanze technology to the development of a subcutaneous route of administration for Baxter’s liquid formulation of IVIG (intravenous immunoglobulin). Under this arrangement, the company made an initial payment of $10 million, which was expensed as IPR&D as the licensed technology had not received regulatory approval and had no alternative future use. The goal of this BioScience segment collaboration is to enable the company to provide patients with immunodeficiency disorders access to enhanced administration of IVIG therapy.
With respect to both of these arrangements, the company may be required to make additional payments of up to $62 million based on the successful completion of specified regulatory and sales milestones, as well as royalty payments on future sales of the related products. Based on the company’s projections, any contingent payments made in the future will be more than offset over time by the estimated net future cash flows related to the rights acquired for those payments.
Securitization arrangements
The company’s securitization arrangements resulted in net cash outflows of $23 million and $71 million for the three months ended September 30, 2007 and 2006, respectively, and $31 million and $105 million for the nine months ended September 30, 2007 and 2006, respectively. A summary of the activity is as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006

Sold receivables at beginning of period	$337	$429	$348	$451
Proceeds from sales of receivables	402	358	1,172	1,039
Cash collections (remitted to the owners of the receivables)	(425)	(429)	(1,203)	(1,144)
Effect of currency exchange rate changes	13	(1)	10	11

Sold receivables at end of period	$327	$357	$327	$357

3. SALE OF TRANSFUSION THERAPIES BUSINESS
On February 28, 2007, the company completed the disposition of substantially all of the assets and liabilities of its TT business to an affiliate of TPG Capital, L.P. (TPG), which has established the new company as Fenwal Inc. (Fenwal), for $540 million. This purchase price is subject to customary adjustments based upon the finalization of the net assets transferred. Under the terms of the sale agreement, TPG acquired the net assets of the TT business, including its product portfolio of manual and automated blood-collection products and storage equipment, as well as five manufacturing facilities located in Haina, Dominican Republic; La Chatre, France; Maricao and San German, Puerto Rico; and Nabeul, Tunisia. The decision to sell the TT net assets was based on the results of strategic and financial reviews of the company’s business portfolio, and will allow the company to increase its focus and investment on businesses with more long-term strategic value to the company.
Under transition agreements, the company is providing manufacturing and a variety of support services to Fenwal for a period of time after divestiture, which vary based on the products or services provided and other factors, but generally approximate two years. Due to the company’s expected significant continuing cash flows associated with this business, the company continued to include the results of operations of TT in the company’s results of continuing operations through the February 28, 2007 sale date. No facts or circumstances have arisen in the second or third quarter of 2007 that change the expectation of significant continuing cash flows. TT’s sales, which were reported in the BioScience segment, were $79 million in 2007 through the February 28 sale date and $121 million and $371 million in the third quarter and first nine months of 2006, respectively. Revenues associated with the manufacturing, distribution and other transition services provided by the company to Fenwal post-divestiture, which were $44 million in the third quarter of 2007 and $100 million in the year-to-date period, are reported at the corporate headquarters level and not allocated to a segment.
The major classes of the assets and liabilities classified as held for sale as of the February 28, 2007 sale date and that were included in the company’s consolidated financial statements as of December 31, 2006 were as follows.

	February 28,	December 31,
(in millions)	2007	2006

Current assets	$149	$208
Noncurrent assets	$224	$206

Total assets	$373	$414
Total liabilities	$58	$64

The company recorded a pre-tax gain on the sale of the TT business of $58 million ($30 million, or $0.05 per diluted share, on an after-tax basis) during the first quarter of 2007. Cash proceeds were $473 million, representing the purchase price of $540 million net of certain items, principally international receivables that have been retained by the company post-divestiture. The gain on the sale was recorded net of transaction-related expenses and other costs of $36 million, and a $12 million allocation of a portion of BioScience segment goodwill. In addition, $52 million of the cash proceeds were allocated to the manufacturing, distribution and other transition agreements because these arrangements provide for below-market consideration for those services. Approximately $7 million and $17 million of deferred revenue related to these arrangements was recognized during the third quarter of 2007 and in the year-to-date period, respectively, as the services were performed.
In connection with the TT divestiture, the company recorded a $35 million pre-tax charge ($24 million, or $0.04 per diluted share, on an after-tax basis) principally associated with severance and other employee-related costs. Reserve utilization in the third quarter of 2007 was $5 million. The reserve is expected to be utilized by the end of 2008, and the company believes that the reserves are adequate. However, adjustments may be recorded in the future as the program is completed.
The gain on the sale of the TT business and the related charges were recorded in other income and expense, net on the consolidated statement of income. These amounts were reported at the corporate headquarters level and were not allocated to a segment.
4. RESTRUCTURING AND OTHER SPECIAL CHARGES
2007 restructuring charges
During the second quarter of 2007, the company recorded pre-tax restructuring charges of $70 million principally associated with the consolidation of certain commercial and manufacturing operations outside of the United States. Based upon a review of current and future capacity needs, the company decided to integrate several facilities in order to reduce the company’s cost structure and optimize the company’s operations, principally within the Medication Delivery segment.
Included in the charge was $17 million related to asset impairments, principally to write down PP&E based on market data for the assets. Also included in the charge was $53 million for cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of approximately 550 positions, or approximately 1% of the company’s total workforce. Reserve utilization through September 30, 2007 was not significant. The reserve for severance and other costs is expected to be utilized by the end of 2009, with the majority of the payments to be made in 2007 and 2008. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.
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
The following table summarizes cash activity in the company’s 2004 restructuring reserve.

	Employee-	Contractual
	related	and other
(in millions)	costs	costs	Total

Charge	$212	$135	$347
Utilization and adjustments in 2004, 2005 and 2006	(198)	(94)	(292)

Reserve at December 31, 2006	$ 14	$ 41	$ 55
Utilization	(2)	(1)	(3)

Reserve at March 31, 2007	$ 12	$ 40	$ 52
Utilization	(2)	(1)	(3)

Reserve at June 30, 2007	$ 10	$ 39	$ 49
Utilization	(4)	(2)	(6)

Reserve at September 30, 2007	$ 6	$ 37	$ 43

Substantially all of the reserve is expected to be utilized by the end of 2007, with the rest of the cash outflows principally relating to certain long-term leases and remaining employee severance payments. The company believes that the restructuring program is substantially complete and that the remaining reserves are adequate. However, remaining cash payments are subject to change.
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
Infusion Pumps
The company began to hold shipments of COLLEAGUE infusion pumps in July 2005, and continues to hold shipments in the United States. Please refer to the company’s 2006 Annual Report for further information on the charges related to the COLLEAGUE and SYNDEO pumps, and the “Certain Regulatory Matters” section in Management’s Discussion and Analysis below regarding recent developments related to this matter.
The company recorded pre-tax charges of $77 million in the second quarter of 2005 and $76 million in the second quarter of 2006 related to issues associated with its COLLEAGUE and SYNDEO infusion pumps. Included in the 2005 charge was $4 million relating to asset impairments and $73 million for cash costs, representing an estimate of the cash expenditures for the materials, labor and freight costs expected to be incurred to remediate the design issues. Included in the 2006 charge was $3 million relating to asset impairments and $73 million for cash costs, which related to additional customer accommodations and adjustments to the previously established reserves for remediation costs based on further definition of the potential remediation requirements and the company’s experience remediating pumps outside of the United States. Also, in the first quarter of 2006, the company recorded an additional $18 million pre-tax expense, of which $7 million related to asset impairments and $11 million related to additional warranty and other commitments made to customers.
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
The following table summarizes cash activity in the company’s infusion pump reserves, including the COLLEAGUE, SYNDEO and 6060 infusion pumps, through September 30, 2007.

	COLLEAGUE
(in millions)	and SYNDEO	6060	Total

Charge	$157	$41	$198
Utilization and adjustments	(46)	(33)	(79)

Reserve at December 31, 2006	$111	$ 8	$119
Utilization	(9)	(2)	(11)

Reserve at March 31, 2007	$102	$ 6	$108
Utilization	(9)	(2)	(11)

Reserve at June 30, 2007	$93	$ 4	$97
Utilization	(18)	(1)	(19)

Reserve at September 30, 2007	$75	$ 3	$78

Substantially all of the remaining infusion pump reserves are expected to be utilized during 2007 and 2008.
Hemodialysis Instruments
During 2005, the company recorded a $50 million pre-tax charge associated with management’s decision to discontinue the manufacture of HD instruments, including the company’s Meridian instrument. Included in the $50 million charge was $23 million relating to asset impairments, principally to write down inventory, equipment and other assets used to manufacture HD machines. The remaining $27 million of the charge related to the estimated cash payments associated with providing customers with replacement instruments. The company has utilized $18 million of the reserve for cash costs through the third quarter of 2007. Substantially all of the remaining reserve is expected to be utilized in 2007 and 2008.
5. COMMON STOCK
Stock-based compensation plans
On January 1, 2006, the company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R) using the modified prospective transition method. Stock compensation expense measured in accordance with SFAS No. 123-R totaled $36 million ($24 million on a net-of-tax basis, or $0.04 per diluted share) and $30 million ($19 million on a net-of-tax basis, or $0.03 per diluted share) for the three months ended September 30, 2007 and 2006, respectively, and $99 million ($66 million on a net-of-tax basis, or $0.10 per diluted share) and $68 million ($45 million on a net-of-tax basis, or $0.07 per diluted share) for the nine months ended September 30, 2007 and 2006, respectively. Approximately three-quarters of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of goods sold and research and development expenses.
In March 2007, the company made its annual stock compensation grants, which consisted of approximately 7.2 million stock options and 1.1 million performance share units (PSUs) and restricted stock units (RSUs). Stock compensation grants made in the second and third quarters of 2007 were not material.
Stock options
The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average fair values, were as follows.

	Nine months ended
	September 30,
	2007	2006

Expected volatility	23.4%	27.5%
Expected life (in years)	4.5	5.5
Risk-free interest rate	4.5%	4.7%
Dividend yield	1.2%	1.5%
Fair value per stock option	$13	$11

Employee stock options granted prior to 2007 generally vest 100% on the third anniversary of the grant date and have a contractual term of 10 years. Beginning in the first quarter of 2007, stock options granted generally vest in one-third increments over a three-year period, and have a contractual term of 10 years.
The total intrinsic value of stock options exercised was $37 million and $52 million during the three months ended September 30, 2007 and 2006, respectively, and $225 million and $78 million during the nine months ended September 30, 2007 and 2006, respectively.
As of September 30, 2007, $120 million of pre-tax unrecognized compensation cost related to all unvested stock options is expected to be recognized as expense over a weighted-average period of 1.9 years.
Performance share and restricted stock units
As part of an overall periodic reevaluation of the company’s stock compensation programs, the company made changes to its long-term incentive plan for senior management effective in the first quarter of 2007. The RSU component of the plan has been replaced by PSUs with market-based conditions. In addition, the overall mix of stock compensation awarded under the plan has changed, from a weighting of 70% stock options and 30% RSUs to 50% stock options and 50% PSUs.
Awards of PSUs will be earned by comparing the company’s growth in shareholder value relative to a performance peer group over a three-year period. Based upon the company’s performance, the recipient of a PSU may earn a total award ranging from 0% to 200% of the initial grant. As part of the transition to the new program, the March 2007 annual grant also included RSUs.
The fair value of PSUs is estimated at the grant date using a Monte Carlo simulation. Expense is recognized on a straight-line basis over the service period. As of September 30, 2007, pre-tax unrecognized compensation cost related to all unvested RSUs and PSUs of $57 million is expected to be recognized as expense over a weighted-average period of 2.0 years.
Realized excess income tax benefits
Realized excess tax benefits associated with stock-based compensation are required to be presented on the statement of cash flows as an outflow within the operating section and an inflow within the financing section. No income tax benefits were realized from stock-based compensation during the first nine months of 2007 or 2006, due primarily to the company’s U.S. net operating loss position.
Stock issuances
Refer to the 2006 Annual Report regarding the purchase contracts included in the company’s equity units. The purchase contracts were settled in February 2006, and the company issued 35 million shares of common stock in exchange for $1.25 billion.
Stock repurchases
As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and current market conditions. During the three- and nine-month periods ended September 30, 2007, the company repurchased 15.3 million shares and 30.4 million shares for $827 million and $1.64 billion, respectively, under stock repurchase programs authorized by the board of directors. In March 2007, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock. At September 30, 2007, $1.37 billion remained available under this authorization.
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
Patent Litigation
ADVATE Litigation
In April 2003, A. Nattermann & Cie GmbH and Aventis Behring L.L.C. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation as the defendant. The complaint, which sought injunctive relief, alleged that Baxter’s planned manufacture and sale of ADVATE would infringe U.S. Patent No. 5,565,427. In November 2003, the lawsuit was dismissed without prejudice. In October 2003, re-examination proceedings were initiated in the U.S. Patent and Trademark Office. During these proceedings certain of the original claims were amended or rejected, and new claims were added. On October 10, 2006, the Patent Office issued a reexamination certificate and subsequently on October 16, 2006, Aventis Pharma S.A. filed a patent infringement lawsuit naming Baxter Healthcare Corporation as the defendant in the U.S.D.C. for the District of Delaware. A trial date of December 8, 2008 has been set and discovery has begun.
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
Related actions are pending in various jurisdictions in the United States and abroad. Another patent infringement action against Baxter remains pending in the U.S.D.C. for the Northern District of Illinois on a related patent owned by Abbott and Central Glass. Baxter has filed a motion asserting that judgment of non-infringement and invalidity should be entered based in part on findings made in the earlier case. In May 2005, Abbott and Central Glass filed suit in the Tokyo District Court on a counterpart Japanese patent and in September 2006, the Tokyo District Court ruled in favor of Abbott and Central Glass on this matter. Baxter has appealed this decision. In June 2005, Baxter filed suit in the High Court of Justice in London, England seeking revocation of the U.K. part of the related European patent and a declaration of non-infringement. In March 2007, the High Court ruled in Baxter’s favor, concluding that the U.K. patent was invalid. Parallel opposition proceedings in the European and Japanese Patent Offices seeking to revoke certain versions of the patent are also pending.
GAMMAGARD Liquid Litigation
In June 2005, Talecris Biotherapeutics, Inc. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation and Baxter International Inc. as defendants. The complaint, which sought injunctive relief, alleged that Baxter’s manufacture and sale of GAMMAGARD liquid infringes U.S. Patent No. 6,686,191. In July 2007, the parties settled this litigation on terms which did not require a material payment by Baxter.
Peritoneal Dialysis Litigation
On October 16, 2006, Baxter Healthcare Corporation and DEKA Products Limited Partnership filed a patent infringement lawsuit in the U.S.D.C. for the Eastern District of Texas against Fresenius Medical Care Holdings, Inc. and Fresenius USA, Inc. The complaint alleges that Fresenius’ sale of the Liberty Cycler peritoneal dialysis systems and related disposable items and equipment infringes U.S. Patent No. 5,421,823, as to which DEKA has granted Baxter an exclusive license in the peritoneal dialysis field. The case has been transferred to the U.S.D.C. for the Northern District of California. The trial is expected to commence in January 2009.
Product Liability
Mammary Implant Litigation
The company is currently a defendant in various courts in a number of lawsuits seeking damages for injuries of various types allegedly caused by silicone mammary implants previously manufactured by the Heyer-Schulte division of American Hospital Supply Corporation (AHSC). AHSC, which was acquired by Baxter in 1985, divested its Heyer-Schulte division in 1984. The majority of the claims and lawsuits against the company have been resolved. After concluding a class action settlement with a large group of U.S. claimants, the company will continue to participate in the resolution of class member claims, for which reserves have been established, until 2010. In addition, as of September 30, 2007, Baxter remains a defendant or co-defendant in approximately 20 lawsuits relating to mammary implants brought by claimants who have opted out of, or are not bound by, the class settlement. The company has also established reserves for these lawsuits. Baxter believes that a substantial portion of its liability and defense costs for mammary implant litigation may be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer insolvency.
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
Vaccines Litigation
As of September 30, 2007 the company has been named as a defendant, along with others, in approximately 120 lawsuits filed in various state and U.S. federal courts, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or attention deficit disorders as a result of exposure to vaccines for childhood diseases containing the preservative thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as by other companies.
Securities Laws
In August 2002, six purported class action lawsuits were filed in the U.S.D.C. for the Northern District of Illinois naming Baxter and its then Chief Executive Officer and then Chief Financial Officer as defendants. These lawsuits, which were consolidated, alleged that the defendants violated the federal securities laws by making misleading statements regarding the company’s financial guidance that allegedly caused Baxter common stock to trade at inflated levels. The Court of Appeals for the Seventh Circuit reversed a trial court order granting Baxter’s motion to dismiss the complaint and the U.S. Supreme Court declined to grant certiorari in March 2005. In February 2006, the trial court denied Baxter’s motion for judgment on the pleadings. The court has twice denied Plaintiffs’ request for certification of a class action based on the inadequacy of their class representatives but allowed Plaintiffs a final chance to find new ones. In October 2006, separate plaintiffs’ law firms identified new, different proposed class representatives, but in January 2007, the trial court found both new proposed class representatives to be inadequate. In October 2007, the Court of Appeals for the Seventh Circuit dismissed plaintiffs’ appeal of this decision, effectively ending the suit as a class action.
In October 2004, a purported class action was filed in the U.S.D.C. for the Northern District of Illinois against Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s 401(k) plans, breached their fiduciary duties to the plan participants by offering Baxter common stock as an investment option in each of the plans during the period of January 2001 to October 2004. Plaintiff alleges that Baxter common stock traded at artificially inflated prices during this period and seeks unspecified damages and declaratory and equitable relief. In March 2006, the trial court certified a class of plan participants who elected to acquire Baxter common stock through the plans between January 2001 and the present. The court denied defendants’ motion to dismiss but has allowed Baxter to seek an interlocutory appeal of the decision, which Baxter has done. Discovery is underway in this matter.
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
Other
On October 12, 2005 the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to effect the seizure of COLLEAGUE and SYNDEO pumps that were on hold in Northern Illinois. Customer-owned pumps were not affected. On June 29, 2006, Baxter Healthcare Corporation, a direct wholly-owned subsidiary of Baxter, entered into a Consent Decree for Condemnation and Permanent Injunction with the United States to resolve this seizure litigation. The Consent Decree also outlines the steps the company must take to resume sales of new pumps in the United States. Additional third party claims may be filed in connection with the COLLEAGUE matter.
The company is a defendant, along with others, in over 50 lawsuits brought in various state and U.S. federal courts, which allege that Baxter and other defendants reported artificially inflated average wholesale prices for Medicare and Medicaid eligible drugs. These cases have been brought by private parties on behalf of various purported classes of purchasers of Medicare and Medicaid eligible drugs, as well as by state attorneys general. A number of these cases were consolidated in the U.S.D.C. for the District of Massachusetts for pretrial case management under Multi District Litigation rules. The lawsuits against Baxter include a number of cases brought by state attorneys general and New York entities, which seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution. In June 2006, Baxter settled the claims brought by the Texas Attorney General related to the unique requirements of the Texas reimbursement system. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement. These investigations may result in additional cases being filed by various state attorneys general. Due to anticipated progress with respect to resolution of portions of the matter, during the third quarter of 2007, the company established a $56 million reserve for this matter.
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
The Renal business is a manufacturer of products for PD, a home therapy for people with irreversible kidney failure who require renal replacement therapy. These products include PD solutions and related supplies to help patients manually perform solution exchanges, as well as automated PD cyclers that provide therapy to patients overnight. The business also distributes products for HD, which is generally conducted in a hospital or clinic.
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
Certain items are maintained at the corporate level and are not allocated to the segments. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, corporate headquarters costs, certain non-strategic investments and related income and expense, certain nonrecurring gains and losses, certain special charges (such as certain restructuring, IPR&D and litigation-related charges), deferred income taxes, certain foreign currency fluctuations, certain employee benefit costs, stock compensation expense, the majority of the foreign currency and interest rate hedging activities, certain litigation liabilities and related insurance receivables, and the revenues, income and expenses related to the manufacturing, distribution and other transition agreements with Fenwal.
Special charges that were not allocated to a segment in the third quarter and year-to-date period were a third quarter 2007 charge of $56 million related to the average wholesale pricing litigation and IPR&D charges totaling $46 million, with $25 million related to the company’s third quarter 2007 collaboration with HHD and DEKA, $10 million related to the company’s third quarter 2007 in-licensing arrangement with Halozyme, and $11 million related to the second quarter 2007 acquisition of certain assets of MAAS Medical, LLC. See Note 6 for further information regarding the litigation charge and Note 2 for further information regarding the IPR&D charges. Costs of $94 million recorded in the first nine months of 2006 relating to COLLEAGUE infusion pumps are reflected in the Medication Delivery segment’s pre-tax income in the table below. See Note 4 for further information regarding the COLLEAGUE infusion pumps.
Financial information for the company’s segments for the three and nine months ended September 30 is as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006

Net sales
BioScience	$1,099	$1,088	$3,440	$3,209
Medication Delivery	1,047	950	3,076	2,878
Renal	560	519	1,638	1,528
Transition services to Fenwal	44	—	100	—

Total	$2,750	$2,557	$8,254	$7,615

Pre-tax income
BioScience	$464	$414	$1,338	$1,083
Medication Delivery	183	157	508	385
Renal	91	75	280	273

Total pre-tax income from segments	$738	$646	$2,126	$1,741

Net sales and pre-tax income for the BioScience segment include the results of the TT business until the completion of the sale of the TT business on February 28, 2007. Net sales related to transition services to Fenwal represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal subsequent to the divestiture. Refer to Note 3 for further information.
The following is a reconciliation of segment pre-tax income to income before income taxes per the consolidated income statements.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006

Total pre-tax income from segments	$738	$646	$2,126	$1,741
Unallocated amounts
Net interest expense	(6)	(5)	(10)	(33)
Certain foreign currency fluctuations and hedging activities	(2)	(10)	(11)	(31)
Stock compensation	(36)	(30)	(99)	(68)
Restructuring charges	—	—	(70)	—
Average wholesale pricing litigation charge	(56)	—	(56)	—
IPR&D charges	(35)	—	(46)	—
Other corporate items	(120)	(122)	(314)	(378)

Income before income taxes	$483	$479	$1,520	$1,231

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the company’s 2006 Annual Report to Shareholders (2006 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company for the year ended December 31, 2006. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and nine months ended September 30, 2007.
RESULTS OF OPERATIONS
NET SALES

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
(in millions)	2007	2006	change	2007	2006	change

BioScience	$1,099	$1,088	1%	$3,440	$3,209	7%
Medication Delivery	1,047	950	10%	3,076	2,878	7%
Renal	560	519	8%	1,638	1,528	7%
Transition services to Fenwal Inc.	44	—	N/A	100	—	N/A

Total net sales	$2,750	$2,557	8%	$8,254	$7,615	8%

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
(in millions)	2007	2006	change	2007	2006	change

International	$1,539	$1,445	7%	$4,708	$4,257	11%
United States	1,211	1,112	9%	3,546	3,358	6%

Total net sales	$2,750	$2,557	8%	$8,254	$7,615	8%

Foreign currency fluctuations benefited sales growth by 4 and 3 percentage points in the three- and nine-month periods ending September 30, 2007, respectively, principally due to the weakening of the U.S. Dollar relative to the Euro in both periods.
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
BioScience
Net sales in the BioScience segment increased 1% during the third quarter and 7% for the nine months ended September 30, 2007 (including a 3 and 4 percentage point favorable impact from foreign currency fluctuations in the three and nine months ended September 30, 2007, respectively).
The following is a summary of sales by significant product line.

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2007	2006	change		2007	2006	change

Recombinants	$432	$389	11%		$1,251	$1,118	12%
Plasma Proteins	246	214	15%		714	619	15%
Antibody Therapy	245	196	25%		705	578	22%
Regenerative Medicine	82	72	14%		251	220	14%
Transfusion Therapies	—	121	N/A		79	371	(79%	)
Other	94	96	(2%	)	440	303	45%

Total net sales	$1,099	$1,088	1%		$3,440	$3,209	7%

Recombinants
The primary driver of sales growth in the Recombinants product line during the third quarter and first nine months of 2007 was increased sales volume of the company’s advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, which is used in the treatment of hemophilia A, a bleeding disorder caused by a deficiency in blood clotting factor VIII. Sales growth of ADVATE was fueled by the continuing adoption of this therapy by customers, with strong patient conversion in both the United States and international markets, and increased demand for new dosage forms that reduce both the volume of drug and infusion time required for hemophilia patients needing high doses of factor VIII.
Plasma Proteins
Plasma Proteins include specialty therapeutics, such as FEIBA, an anti-inhibitor coagulant complex, and ARALAST (alpha 1-proteinase inhibitor (human)) for the treatment of hereditary emphysema, plasma-derived hemophilia treatments and albumin. Sales growth in the third quarter and first nine months of 2007 was driven by strong volume growth of FEIBA, particularly in Europe, improved pricing of albumin in the United States, and the continuing launch of FLEXBUMIN [Albumin (Human)], an albumin therapy packaged in flexible containers, in the United States. Also impacting sales growth, particularly in the third quarter, were strong sales of plasma-derived factor VIII due to increased volume and improved pricing. Sales growth in both periods was also favorably impacted by foreign currency fluctuations.
Antibody Therapy
Higher sales of the liquid formulation of IVIG (intravenous immunoglobulin), which is used in the treatment of immune deficiencies, spurred sales growth during the third quarter and first nine months of 2007, with increased volume, driven by strong patient conversion from lyophilized IVIG to the liquid formulation, and continuing improvements in pricing in the United States and Europe.
Regenerative Medicine
This product line principally includes plasma-based and non-plasma-based biosurgery products for hemostasis, wound-sealing and tissue regeneration. Growth in both the third quarter and first nine months of 2007 was principally driven by increased sales volume of the company’s sealants, FloSeal and CoSeal.
Transfusion Therapies
The transfusion therapies product line included products and systems for use in the collection and preparation of blood and blood components. See Note 3 for information regarding the company’s February 28, 2007 sale of substantially all of the assets and liabilities of this business.
Other
Other BioScience products primarily consist of vaccines and sales of plasma to third parties. The decrease in sales in this product line in the third quarter was due to the transfer of marketing and distribution rights for recombinant FIX (BeneFIX) back to Wyeth effective June 30, 2007. Sales of BeneFIX were approximately $110 million in 2007 through the June 30, 2007 transition date, and approximately $45 million and $130 million in the third quarter and first nine months of 2006, respectively. Partially offsetting this impact in the quarter was approximately $15 million of milestone revenue associated with the development of a candidate pandemic vaccine and a seasonal influenza vaccine for the U.S. government, and strong international sales of FSME Immun (for the prevention of tick-borne encephalitis) and NeisVac-C (for the prevention of meningitis C). Sales growth in the first nine months of 2007 was driven by increased sales of FSME Immun and NeisVac-C, sales related to shipments of influenza vaccines for government stockpiles around the world, and the favorable impact of foreign currency fluctuations. Sales of vaccines may fluctuate from period to period based on the timing of government tenders and new supply agreements, and are generally higher in the first half of the year as a result of increased seasonal usage of certain vaccines, such as FSME Immun.
Medication Delivery
Net sales for the Medication Delivery segment increased 10% during the third quarter and 7% for the nine months ended September 30, 2007 (including a 4 and 3 percentage point favorable impact from foreign currency fluctuations in the three and nine months ended September 30, 2007, respectively).

The following is a summary of sales by significant product line.

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
(in millions)	2007	2006	change	2007	2006	change

IV Therapies	$346	$317	9%	$1,012	$944	7%
Global Injectables	372	350	6%	1,114	1,079	3%
Infusion Systems	207	197	5%	624	596	5%
Anesthesia	111	76	46%	296	225	32%
Other	11	10	10%	30	34	(12%	)

Total net sales	$1,047	$950	10%	$3,076	$2,878	7%

IV Therapies
This product line principally consists of intravenous (IV) solutions and nutritional products. Growth for the third quarter and first nine months of 2007 was principally driven by the favorable impact of foreign currency fluctuations, strong international sales of nutritional products, and increased sales volume of IV therapy products in Asia, particularly in China, and Europe. Also impacting sales growth in the third quarter were modest pricing improvements for IV therapy products in the United States.
Global Injectables
This product line primarily consists of the company’s pharmaceutical company partnering business, enhanced packaging, pre-mixed drugs and generic injectables. Sales levels in the third quarter and first nine months of 2007 benefited from accelerated growth associated with the pharmaceutical company partnering business, but were unfavorably impacted by a decrease in sales of generic injectables, primarily driven by the continued decline in sales of generic propofol due to the transfer of marketing and distribution rights for propofol back to Teva Pharmaceutical Industries Ltd. effective July 1, 2007. Sales of propofol were insignificant in the third quarter of 2007, and were approximately $20 million in the third quarter of 2006. Sales of propofol totaled approximately $35 million and $85 million in the first nine months of 2007 and 2006, respectively.
Infusion Systems
Sales growth in this product line was consistent with market growth. Increased international sales of disposable tubing sets used in the administration of IV solutions and the favorable impact of foreign currency fluctuations contributed to the sales growth in both the third quarter and first nine months of 2007. Also impacting sales growth in the first nine months of 2007 were increased international sales of COLLEAGUE infusion pumps. Refer to the 2006 Annual Report and Note 4 in this report and the “Certain Regulatory Matters” section below for additional information.
Anesthesia
Sales growth in the third quarter and first nine months of 2007 was due to strong sales of SUPRANE (desflurane, USP) and sevoflurane, as well as the impact of favorable foreign currency fluctuations. Sales growth of SUPRANE for the third quarter was positively impacted by wholesaler purchasing patterns in the United States in the prior year. The company continues to benefit from its position as the only global supplier of all three modern inhaled anesthetics (SUPRANE, sevoflurane and isoflurane).
Other
This category primarily includes other hospital-distributed products in international markets.
Renal
Net sales in the Renal segment increased 8% during the third quarter and 7% for the nine months ended September 30, 2007 (including a 5 and 4 percentage point favorable impact from foreign currency fluctuations in the three and nine months ended September 30, 2007, respectively).
The following is a summary of sales by significant product line.

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
(in millions)	2007	2006	change	2007	2006	change

PD Therapy	$448	$409	10%	$1,310	$1,205	9%
HD Therapy	112	110	2%	328	323	2%

Total net sales	$560	$519	8%	$1,638	$1,528	7%

PD Therapy
Peritoneal dialysis, or PD Therapy, is a dialysis treatment method for end-stage renal disease. PD Therapy, which is used primarily at home, uses the peritoneal membrane, or abdominal lining, as a natural filter to remove waste from the bloodstream. The sales growth in the third quarter and first nine months of 2007 was primarily driven by an increased number of patients in Latin America, Asia, particularly in China, and the United States, as well as the favorable impact of foreign currency fluctuations. Increased penetration of PD Therapy products continues to be strong in emerging markets, where many people with end-stage renal disease are currently under-treated.

HD Therapy
Hemodialysis, or HD Therapy, is another form of end-stage renal disease dialysis therapy, which is generally performed in a hospital or outpatient center. HD Therapy works by removing wastes and fluid from the blood by using a machine and a filter, also known as a dialyzer. Sales levels in the third quarter and first nine months of 2007 benefited from the favorable impact of foreign exchange, partially offset by a decline in sales of dialyzers in both periods.
Transition services to Fenwal Inc.
Net sales in this category represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal Inc. (Fenwal) subsequent to the divestiture of the Transfusion Therapies (TT) business on February 28, 2007. See Note 3 for further information.
GROSS MARGIN AND EXPENSE RATIOS

	Three months ended			Nine months ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Gross margin	50.0%	47.5%	2.5 pts	48.9%	44.9%	4.0 pts
Marketing and administrative expenses	24.1%	22.0%	2.1 pts	22.6%	21.9%	0.7 pts

Gross Margin
The improvement in gross margin in the third quarter and first nine months of 2007 was principally driven by the continued adoption by customers of ADVATE, customer conversion to the liquid formulation of IVIG, manufacturing efficiencies and yield improvements, improved pricing for certain plasma protein products, and strong sales of vaccines. Also contributing to the improvement in 2007 were costs of $94 million in the first nine months of 2006 relating to the Medication Delivery segment’s COLLEAGUE infusion pumps. Refer to Note 4 for further information.
Marketing and Administrative Expenses
The increase in the marketing and administrative expenses ratio in the third quarter and first nine months of 2007 was principally due to fluctuations in foreign currency, an increase in compensation costs, including both cash and stock-based compensation, and a pre-tax charge of $56 million to establish reserves related to the average wholesale pricing litigation, partially offset by a reduction in expenses due to the February 28, 2007 divestiture of the TT business. See Note 3 regarding the divestiture of the TT business and Note 6 regarding the average wholesale pricing litigation.
RESEARCH AND DEVELOPMENT

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
(in millions)	2007	2006	change	2007	2006	change

Research and development (R&D) expenses	$203	$149	36%	$539	$433	24%
As a percent of sales	7.4%	5.8%		6.5%	5.7%

R&D expenses increased during the third quarter and first nine months of 2007, reflecting the company’s commitment to accelerate R&D investments. Refer to the 2006 Annual Report for a discussion of the company’s R&D pipeline. The increase in the third quarter and first nine months of 2007 was driven by a significant increase in R&D spending in the BioScience segment related to the adult stem-cell therapy program and certain clinical trials. In addition, the increase in R&D expenses in both periods was due to a $25 million in-process R&D (IPR&D)

charge related to a collaboration for the development of a next-generation home HD machine and a $10 million IPR&D charge related to an in-licensing arrangement with Halozyme Therapeutics, Inc. (Halozyme). The increase in the year-to-date period was also due to an $11 million IPR&D charge relating to the acquisition of certain assets of MAAS Medical, LLC, a company that specializes in infusion systems technology. See Note 2 for further information regarding these IPR&D charges.
RESTRUCTURING PROGRAMS
2007 Restructuring Charges
During the second quarter of 2007, the company recorded pre-tax restructuring charges of $70 million principally associated with the consolidation of certain commercial and manufacturing operations outside of the United States. Based upon a review of current and future capacity needs, the company decided to integrate several facilities in order to reduce the company’s cost structure and optimize the company’s operations.
Included in the charge was $17 million related to asset impairments, principally to write down property, plant and equipment based on market data for the assets. Also included in the charge was $53 million for cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of approximately 550 positions, or approximately 1% of the company’s total workforce. Reserve utilization through the third quarter of 2007 was not significant. The reserve for severance and other costs is expected to be utilized by the end of 2009, with the majority of the payments to be made in 2007 and 2008. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed. Cash expenditures are being funded with cash generated from operations.
Management estimates that these initiatives will yield savings of approximately $0.02 per diluted share when the programs are fully implemented in 2009. The savings from these actions will impact cost of sales, general and administrative expenses and R&D, principally within the company’s Medication Delivery segment.
2004 Restructuring Charge
During 2004, the company recorded a $543 million pre-tax restructuring charge principally associated with management’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. The charge was primarily for severance and costs associated with the closing of facilities and the exiting of contracts. Refer to Note 4 for further information, including reserve utilization through September 30, 2007. The company believes that the restructuring program is substantially complete and that the remaining reserves are adequate. However, remaining cash payments are subject to change. The cash expenditures are being funded with cash generated from operations. Original estimates of the benefits of the program are substantially unchanged.
NET INTEREST EXPENSE
Net interest expense was $6 million and $5 million during the third quarters of 2007 and 2006, respectively, and $10 million and $33 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in the first nine months of 2007 was principally due to a higher average cash balance and higher interest rates. As discussed below, during the first quarter of 2006, certain maturing debt was paid down using a portion of the $1.25 billion cash proceeds received upon settlement of the equity units purchase contracts in February 2006.
OTHER EXPENSE, NET
Other expense, net was $21 million and $20 million during the third quarters of 2007 and 2006, respectively, and $28 million and $55 million during the nine-month periods ended September 30, 2007 and 2006, respectively. Other expense, net in both periods principally included amounts relating to foreign exchange, minority interests and equity method investments. In the first nine months of 2007, other expense, net included a gain on the sale of the TT business of $58 million less related charges of $35 million, for a net impact of $0.01 per diluted share on an after-tax basis. See Note 3 for further information.
PRE-TAX INCOME
Refer to Note 7 for a summary of financial results by segment. Certain items are maintained at the company’s corporate level and are not allocated to the segments. The following is a summary of significant factors impacting the segments’ financial results.

BioScience
Pre-tax income increased 12% and 24% for the three- and nine-month periods ending September 30, 2007, respectively. The primary drivers of the increase in both periods were strong sales of higher-margin products, which were fueled by the continued adoption of ADVATE, the conversion to the liquid formulation of IVIG, volume growth and improved pricing of certain plasma protein products, strong sales of vaccines, as well as continued cost and yield improvements. Partially offsetting this growth was increased spending related to the adult stem-cell therapy program and certain clinical trials. Also contributing to the growth in pre-tax income in both periods was the favorable impact of foreign currency fluctuations.
Medication Delivery
Pre-tax income increased 17% and 32% for the three- and nine-month periods ending September 30, 2007, respectively. The primary driver in the third quarter was an improved product mix, with sales of higher-margin SUPRANE and disposable access sets offsetting the continued decline in sales of generic propofol. Also contributing to the increase in pre-tax income in the nine months ended September 30, 2007 were costs of $94 million related to COLLEAGUE infusion pumps recorded in the nine months ended September 30, 2006. See Note 4 for further information. Pre-tax income in both periods also benefited from the favorable impact of foreign currency fluctuations, partially offset by increased spending on R&D and marketing programs.
Renal
Pre-tax income increased 21% and 3% for the three- and nine-month periods ending September 30, 2007, respectively. The segment’s sales growth, which was driven by continued PD patient growth in developing countries and the favorable impact of foreign currency fluctuations, was partially offset by increased spending on marketing programs and new product development.
Other
Certain income and expense amounts are not allocated to the segments. These amounts are detailed in a table in Note 7 and include net interest expense, certain foreign currency fluctuations and the majority of the foreign currency and interest rate hedging activities, stock compensation expense, income and expense related to certain non-strategic investments, corporate headquarters costs, certain employee benefit plan costs, certain nonrecurring gains and losses and certain special charges (such as certain restructuring, litigation-related and IPR&D charges), and income related to the manufacturing, distribution and other transition agreements with Fenwal. Refer to the discussion above regarding restructuring charges and net interest expense, and Note 5 regarding stock compensation expense.
Net costs not allocated to the segments increased in the third quarter due to a pre-tax charge of $56 million to establish reserves related to the average wholesale pricing litigation and IPR&D charges of $25 million associated with the company’s collaboration for the development of a next-generation home HD machine and $10 million related to the in-licensing arrangement with Halozyme. In the year-to-date period, net costs not allocated to the segments increased due to the items noted above as well as an $11 million IPR&D charge associated with the second quarter acquisition of certain assets of MAAS Medical, LLC. The increase in the year-to-date period was partially offset by other income of $23 million, which reflects a $58 million gain on the first quarter sale of the TT business less related charges of $35 million, and reduced spending on corporate staffing costs. Refer to Note 2 regarding the acquisitions of, and investments in, businesses and technologies, Note 3 regarding the divestiture of the TT business and Note 6 regarding the average wholesale pricing litigation.
INCOME TAXES
The company’s effective income tax rate was 18.2% and 21.9% in the third quarters of 2007 and 2006, respectively, and 19.1% and 21.6% in the nine-month periods ended September 30, 2007 and 2006, respectively. The company anticipates that the effective tax rate, calculated in accordance with generally accepted accounting principles, will be approximately 19% for full-year 2007, excluding any impact from additional audit developments or other special items.
The decrease in the third quarter was principally due to a $57 million reduction of the valuation allowance on net operating loss carryforwards in a foreign jurisdiction due to recent profitability improvements, a $12 million reduction in tax expense due to recently enacted legislation reducing corporate income tax rates in Germany, as well as an approximately $8 million net favorable tax impact of a charge related to the company’s average wholesale pricing litigation (see Note 6 for further information regarding this charge) and IPR&D charges recorded in the quarter (see Note 2 for further information regarding these charges). In addition, as a result of profitability in lower tax rate jurisdictions around the world that was higher than previous estimates, the company lowered its expected full-year tax rate on earnings excluding special items, which reduced income tax expense in the quarter by approximately $14 million related to earnings through the first half of 2007. Partially offsetting these items in the quarter was $84 million of U.S. income tax expense related to foreign earnings, which are no longer considered permanently reinvested outside of the United States because management now believes these earnings will be remitted to the United States in the forseeable future.
In addition to the items noted above, the decrease in the year-to-date period was due to the extension of tax incentives and the favorable settlement of a tax audit in jurisdictions outside of the United States, as well as the impact of the second quarter 2007 restructuring charges. These benefits were partially offset by the tax impact of the gain on the divestiture of the TT business and related charges. The effective tax rate for the nine months ended September 30, 2006 was impacted by costs associated with the COLLEAGUE and SYNDEO infusion pumps that have lower tax benefits. Refer to Note 3 for further information on the divestiture and Note 4 for further information on the restructuring charges recorded in 2007 and the infusion pump charges recorded in 2006.
INCOME AND EARNINGS PER DILUTED SHARE
Net income was $395 million and $374 million for the three months ended September 30, 2007 and 2006, respectively, and $1,229 million and $965 million for the nine months ended September 30, 2007 and 2006, respectively. Net income per diluted share was $0.61 and $0.57 for the three months ended September 30, 2007 and 2006, respectively, and $1.87 and $1.47 for the nine months ended September 30, 2007 and 2006, respectively. The significant factors and events contributing to these changes are discussed above.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies as of December 31, 2006 is included in Note 1 to the company’s consolidated financial statements in the 2006 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2006 Annual Report.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operating activities
Cash flows from operating activities increased by $133 million during the first nine months of 2007 as compared to the prior year due to the impact of higher earnings (before non-cash items) and the other factors discussed below.
Accounts Receivable
Cash flows relating to accounts receivable decreased during the first nine months of 2007 as compared to the prior year. Days sales outstanding increased from 55.9 days at September 30, 2006 to 58.7 days at September 30, 2007, primarily due to a shift in the geographic mix of sales to certain international locations with longer collection periods, partially offset by an improvement in the collection of receivables in the United States and an increase in the cash proceeds from the securitization and factoring of receivables.
Inventories
The company’s investment in inventories increased in 2007, resulting in cash outflows of $261 million in the first nine months of 2007, compared to cash outflows of $108 million in the first nine months of 2006. The following is a summary of inventories at September 30, 2007 and December 31, 2006, as well as inventory turns for the nine months ended September 30, 2007 and 2006, by segment.

	Inventories		Annualized inventory turns
	September 30,	December 31,	for the nine months ended September 30,
(in millions, except inventory turn data)	2007	2006	2007	2006

BioScience	$1,232	$1,138	1.43	1.72
Medication Delivery	850	719	2.85	3.01
Renal	238	209	4.55	4.24

Total	$2,320	$2,066	2.28	2.44

The lower inventory turns in the BioScience segment were due to a planned increase in plasma inventories and increased inventory as a result of a settlement with a supplier during the first quarter of 2007, partially offset by a decline in inventory related to the divestiture of the TT business. The lower inventory turns in the Medication Delivery segment were primarily due to an increase in infusion pump inventory related to the above-mentioned sales hold on COLLEAGUE pumps in the United States.
Liabilities, Restructuring Payments and Other
Cash outflows related to liabilities, restructuring payments and other decreased in the first nine months of 2007 as compared to the prior year period, principally due to $52 million of cash inflows resulting from a prepayment relating to the Fenwal manufacturing, distribution and other transition agreements. Refer to Note 3 for further information. Also contributing to the decrease in cash outflows were reduced payments related to the company’s restructuring programs, which declined by $14 million, and decreased contributions to the company’s pension plans. The first nine months of 2006 included a contribution to a non-U.S. plan of $31 million. There were no significant pension plan contributions in the first nine months of 2007.
Partially offsetting the decrease in cash outflows in the first nine months of 2007 were operating cash outflows of $31 million related to the settlement of certain mirror cross-currency swaps. There were no settlements of cross-currency swaps during the first nine months of 2006. Refer to the 2006 Annual Report for further information regarding these swaps.
Cash flows from investing activities
Capital Expenditures
Capital expenditures increased $88 million for the nine months ended September 30, 2007, from $336 million in 2006 to $424 million in 2007. The company is investing in various multi-year capital projects across its three segments, including ongoing projects to upgrade facilities or increase manufacturing capacity for global injectables, plasma-based (including antibody therapy) and other products.
Acquisitions of, and Investments in, Businesses and Technologies
Cash outflows relating to the acquisitions of, and investments in, businesses and technologies of $83 million in the first nine months of 2007 included $30 million related to the expansion of the company’s existing agreements with Halozyme to include the use of HYLENEX recombinant (hyaluronidase human injection) with the company’s proprietary and non-proprietary small molecule drugs, $25 million related to the company’s collaboration with HHD, LLC, DEKA Products Limited Partnership and DEKA Research and Development Corp. for the development of a next-generation home HD machine, $11 million for the acquisition of certain assets of MAAS Medical, LLC, a company that specializes in infusion systems technology, and $10 million related to an in-licensing arrangement to apply Halozyme’s Enhanze technology to the development of a subcutaneous route of administration for Baxter’s liquid formulation of IVIG. See Note 2 for further information.
Divestitures and Other
Cash inflows relating to divestitures and other in the first nine months of 2007 principally related to $421 million of cash proceeds from the divestiture of the TT business. Refer to Note 3 for further information about the TT divestiture. The $421 million represented the $473 million cash received upon divestiture less the $52 million prepayment related to the manufacturing, distribution and other transition agreements, which was classified in the operating section of the statement of cash flows. The cash inflows in both 2007 and 2006 also included collections on retained interests associated with securitization arrangements.
Cash flows from financing activities
Debt Issuances, Net of Payments of Obligations
Net cash outflows relating to debt and other financing obligations totaled $428 million during the first nine months of 2007 as compared to $528 million during the prior year period. The first nine months of 2007 included financing cash outflows of $196 million related to the settlement of certain cross-currency swaps. Refer to the 2006 Annual Report for further information regarding these swaps. Using the cash proceeds from the settlement of the equity units purchase contracts in February 2006 (further discussed below), the company paid down maturing debt during the first quarter of 2006.
Other Financing Activities
Cash dividend payments, which totaled $598 million in the first nine months of 2007, increased from the prior year due to a change in the company’s dividend payment schedule. Beginning in 2007, the company converted from an annual to a quarterly dividend and increased its dividend by 15% on an annual basis. The second quarterly dividend of $0.1675 per share was paid on July 2, 2007 to shareholders of record as of June 10, 2007.
Cash received for stock issued under employee stock plans increased by $305 million, from $195 million in the first nine months of 2006 to $500 million in the first nine months of 2007, primarily due to an increase in stock option exercises, as well as a higher average exercise price.
In February 2006, the company issued 35 million shares of common stock for $1.25 billion in conjunction with the settlement of the purchase contracts included in the company’s equity units. In August 2006, the company issued $600 million of term debt, maturing in September 2016 and bearing a 5.9% coupon rate. Refer to the 2006 Annual Report for further information regarding the equity units and the August 2006 debt issuance.
Stock repurchases totaled $1.64 billion in the first nine months of 2007 as compared to $479 million in the prior year period. As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and current market conditions. In March 2007, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock. At September 30, 2007, $1.37 billion remained available under the February 2007 authorization.
CREDIT FACILITIES AND ACCESS TO CAPITAL
Refer to the 2006 Annual Report for further discussion of the company’s credit facilities and access to capital.
Credit facilities
The company had $1.8 billion of cash and equivalents at September 30, 2007. The company has two primary revolving credit facilities, which totaled approximately $2.2 billion at September 30, 2007. One of the facilities totals $1.5 billion and matures in December 2011 and the second facility, which is denominated in Euros, totals approximately $698 million and matures in January 2008. These facilities enable the company to borrow funds in U.S. Dollars, Euros, Japanese Yen or Swiss Francs on an unsecured basis at variable interest rates and contain various covenants, including a maximum net-debt-to-capital ratio and, solely with respect to the Euro-denominated facility, a minimum interest coverage ratio. At September 30, 2007, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under these facilities at September 30, 2007.
Access to capital
The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt or common stock. During the first nine months of 2007, Fitch upgraded the company’s debt ratings on senior debt from A- to A and short-term debt from F2 to F1, with a Stable outlook, and Moody’s favorably changed its outlook on Baxter from Stable to Positive.
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
In June 2007, BHC halted modifications to triple channel COLLEAGUE pumps as a result of a field corrective action related to the modifications made to the pumps, which FDA subsequently classified as a Class I recall. BHC removed approximately 4,500 affected modified triple channel COLLEAGUE pumps from use. The 75,000 non-modified triple channel COLLEAGUE pumps remain in use pending future modifications to be made subject to FDA approval. Modifications continue on the 200,000 single channel COLLEAGUE pumps not affected by the recall.
In July 2007, FDA classified BHC’s field corrective action regarding service and repair data for the COLLEAGUE and FLO-GARD infusion pumps as a Class I recall. The recall pertained to infusion pumps in the United States brought in for routine maintenance or corrections and is not directly associated with the COLLEAGUE remediation efforts discussed above.
In August 2007, FDA classified BHC’s field corrective action regarding certain remediated COLLEAGUE infusion pumps as a Class I recall. The recall pertained to certain infusion pumps in remediation where all elements required under the company’s remediation plan failed to be completed. All infusion pumps subject to this Class I recall have been removed from use.
As required under the Consent Decree, the company’s outside expert (Paraxel) has reviewed and certified the company’s facilities, processes and controls. The certification was delivered to FDA in October 2007. As provided for in the Consent Decree, FDA may now inspect the company’s facilities, processes and controls to determine that the requirements of the Consent Decree have been met.
As previously disclosed, BHC received a Warning Letter from FDA in March 2005 regarding observations, primarily related to dialysis equipment, that arose from FDA’s inspection of the company’s manufacturing facility located in Largo, Florida. During 2007, the FDA re-inspected the Largo manufacturing facility and, in a follow-up regulatory meeting, indicated that a number of observations remain open.
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
FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including accounting estimates and assumptions, litigation outcomes, statements with respect to infusion pumps and other regulatory matters, expectations with respect to restructuring and acquisition activities, strategic plans, sales and pricing forecasts, developments with respect to credit and credit ratings, including the adequacy of credit facilities, estimates of liabilities, statements regarding ongoing tax audits, management of currency risk, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility and the adequacy of reserves, the effective income tax rate in 2007, statements with respect to ongoing cash flows from the TT business, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:
•	demand for and market acceptance risks for new and existing products, such as ADVATE and IVIG, and other therapies;

•	the company’s ability to identify business development initiatives and growth opportunities for existing products and to exit low margin businesses or products;

•	the balance between supply and demand with respect to the market for plasma protein products;

•	reimbursement policies of government agencies and private payers;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	future actions of regulatory bodies and other government authorities, that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered with the FDA concerning the COLLEAGUE and SYNDEO pumps;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	foreign currency fluctuations;

•	the availability of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	future actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize in a timely manner the anticipated benefits of restructuring initiatives;

•	continued developments in the market for transfusion therapies products and Fenwal’s ability to execute with respect to the acquired business;

•	change in credit agency ratings; and

•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described under the caption “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2006, all of which are available are on the company’s website.
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
A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at September 30, 2007, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $39 million with respect to those contracts would increase by $47 million.
With respect to the company’s cross-currency swap agreements (including the outstanding mirror swaps), if the U.S. Dollar uniformly weakened by 10%, on a net-of-tax basis, the net liability balance of $338 million with respect to those contracts outstanding at September 30, 2007 would increase by $83 million. Any increase or decrease in the fair value of cross-currency swap agreements designated as hedges of the net assets of foreign operations relating to changes in spot currency exchange rates is offset by the change in the value of the hedged net assets relating to changes in spot currency exchange rates. With respect to the portion of the cross-currency swap portfolio that is no longer designated as a net investment hedge, but is fixed via the mirror swaps, as the fair value of this fixed portion of the portfolio decreases, the fair value of the mirror swaps increases by an approximately offsetting amount, and vice versa.
The sensitivity analysis model recalculates the fair value of the foreign currency forward, option and cross-currency swap contracts outstanding at September 30, 2007 by replacing the actual exchange rates at September 30, 2007 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Financial Instrument Market Risk” in the company’s 2006 Annual Report. There were no significant changes during the third quarter and nine months ended September 30, 2007.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.
Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.
Changes in Internal Control over Financial Reporting
There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007 and 2006, respectively, have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2007, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
Chicago, Illinois November 5, 2007

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the three-month period ended September 30, 2007.
Issuer Purchases of Equity Securities

				Approximate Dollar Value of
	Total Number		Total Number of Shares	Shares that May Yet Be
	of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the
Period	Purchased (1)(2)	Paid per Share	Announced Programs (1)(2)	Program (2)

July 1, 2007 through July 31, 2007	3,685,259	$56.88	3,685,259
August 1, 2007 through August 31, 2007	7,732,984	52.31	7,732,984
September 1, 2007 through September 30, 2007	3,902,108	54.43	3,902,108

Total	15,320,351	$53.97	15,320,351	$1,365,415,552

(1)	In February 2006, the company announced that its board of directors authorized the company to repurchase up to $1.5 billion of its common stock on the open market. During the third quarter of 2007, the company repurchased 3.4 million shares for $192 million under this program. No amount remains under this authorization at September 30, 2007.

(2)	In March 2007, the company announced that its board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock on the open market. During the third quarter of 2007, the company repurchased 11.9 million shares for $635 million under this program, and the remaining authorization totaled $1.37 billion at September 30, 2007. This program does not have an expiration date.

Item 6. Exhibits
Exhibit Index:

Exhibit
Number	Description

15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.

(Registrant)

Date: November 5, 2007	By:	/s/ Robert M. Davis

Robert M. Davis
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)