Form 10-Q
period 2008-03-31
BAXTER INTERNATIONAL INC
filed 2008-05-02
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 30, 2008 was 627,379,237 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended
	March 31,
	2008	2007

Net sales	$2,877	$2,675
Costs and expenses
Cost of goods sold	1,497	1,409
Marketing and administrative expenses	640	583
Research and development expenses	190	159
Net interest expense	17	5
Other income, net	(1)	(10)

Total costs and expenses	2,343	2,146

Income before income taxes	534	529
Income tax expense	105	126

Net income	$429	$403

Earnings per common share
Basic	$0.68	$0.62

Diluted	$0.67	$0.61

Weighted average number of common shares outstanding
Basic	632	650

Diluted	644	659

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		March 31,	December 31,
		2008	2007

Current assets	Cash and equivalents	$1,736	$2,539
	Accounts and other current receivables	2,096	2,026
	Inventories	2,536	2,334
	Other current assets	645	656

	Total current assets	7,013	7,555

Property, plant and equipment, net		4,633	4,487

Other assets	Goodwill	1,768	1,690
	Other intangible assets, net	461	455
	Other	1,097	1,107

	Total other assets	3,326	3,252

Total assets		$14,972	$15,294

Current liabilities	Short-term debt	$44	$45
	Current maturities of long-term debt and lease obligations	97	380
	Accounts payable and accrued liabilities	3,095	3,387

	Total current liabilities	3,236	3,812

Long-term debt and lease obligations		2,731	2,664

Other long-term liabilities		2,008	1,902

Commitments and contingencies

Shareholders’ equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2008 and 2007	683	683
	Common stock in treasury, at cost, 55,832,435 shares in 2008 and 49,857,061 shares in 2007	(2,930)	(2,503)
	Additional contributed capital	5,322	5,297
	Retained earnings	4,671	4,379
	Accumulated other comprehensive loss	(749)	(940)

	Total shareholders’ equity	6,997	6,916

Total liabilities and shareholders’ equity		$14,972	$15,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Three months ended
		March 31,
		2008	2007

Cash flows from operating activities	Net income	$429	$403
	Adjustments
	Depreciation and amortization	156	140
	Deferred income taxes	61	(13)
	Stock compensation	38	27
	Infusion pump charge	53	—
	Other	9	4
	Changes in balance sheet items
	Accounts and other current receivables	18	(98)
	Inventories	(105)	(128)
	Accounts payable and accrued liabilities	(341)	(158)
	Restructuring payments	(12)	(3)
	Other	56	41

	Cash flows from operating activities	362	215

Cash flows from investing activities	Capital expenditures	(157)	(93)
	Acquisitions of and investments in businesses and technologies	(61)	(31)
	Divestitures and other	29	447

	Cash flows from investing activities	(189)	323

Cash flows from financing activities	Issuances of debt	4	15
	Payments of obligations	(459)	(221)
	Cash dividends on common stock	(138)	(380)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	112	226

	Purchases of treasury stock	(545)	(270)

	Cash flows from financing activities	(1,026)	(630)

Effect of currency exchange rate changes on cash and equivalents		50	(9)

Decrease in cash and equivalents		(803)	(101)
Cash and equivalents at beginning of period		2,539	2,485

Cash and equivalents at end of period		$1,736	$2,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s 2007 Annual Report to Shareholders (2007 Annual Report).
In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.
Adoption of new accounting standards
SFAS No. 159
On January 1, 2008, the company adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the company’s consolidated financial statements as the company did not elect the fair value option for any instruments existing as of the adoption date. However, the company will evaluate the fair value measurement election with respect to financial instruments the company enters into in the future.
Issued but not yet effective accounting standards
SFAS No. 161
In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). The standard expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The company is in the process of analyzing this new standard, which will be effective for the company in the first quarter of 2009.
SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). The new standard changes the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS No. 160 requires that noncontrolling interests be presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity, and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest will continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, the acquiring company will recognize at fair value, 100% of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The new standard will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The company is in the process of analyzing the standard, which will be adopted by the company at the beginning of 2009.

SFAS No. 141-R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141-R). The new standard changes the accounting for business combinations in a number of significant respects. The key changes include the expansion of transactions that will qualify as business combinations, the capitalization of in-process research and development as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition costs, the expensing of costs associated with restructuring the acquired company, the recognition of contingent consideration at fair value on the acquisition date, and the recognition of post-acquisition date changes in deferred tax asset valuation allowances and acquired income tax uncertainties as income tax expense or benefit. SFAS No. 141-R is effective for business combinations that close in years beginning on or after December 15, 2008, with early adoption prohibited. The company is in the process of analyzing this new standard, which will be adopted by the company at the beginning of 2009.
Partial adoption of SFAS No. 157
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
In February 2008, FASB Staff Position (FSP) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the company’s consolidated financial statements. See Note 5 for the fair value measurement disclosures for these assets and liabilities. The company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.
2. SUPPLEMENTAL FINANCIAL INFORMATION
Net pension and other postemployment benefits expense
The following is a summary of net expense relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended
	March 31,
(in millions)	2008	2007

Pension benefits
Service cost	$21	$21
Interest cost	51	46
Expected return on plan assets	(58)	(53)
Amortization of net loss, prior service cost and transition obligation	20	24

Net pension plan expense	$34	$38

OPEB
Service cost	$1	$1
Interest cost	8	8
Amortization of net loss and prior service cost	—	1

Net OPEB plan expense	$9	$10

Net interest expense

	Three months ended
	March 31,
(in millions)	2008	2007

Interest expense, net of capitalized interest	$37	$29
Interest income	(20)	(24)

Net interest expense	$17	$5

Comprehensive income
Total comprehensive income was $620 million and $464 million for the three months ended March 31, 2008 and 2007, respectively. The increase in comprehensive income in 2008 was principally due to higher net income and favorable movements in currency translation adjustments, partially offset by unfavorable movements in the fair value of the company’s net investment hedges.
Effective tax rate
The company’s effective income tax rate was 19.7% and 23.8% in the first quarters of 2008 and 2007, respectively. The effective tax rate in the first quarter of 2007 was unusually high due to the tax impact of the gain on the divestiture of the Transfusion Therapies (TT) business and related charges recorded in that period. Refer to Note 3 for further information about the divestiture of the TT business.
Earnings per share
The numerator for both basic and diluted earnings per share (EPS) is net income. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding employee stock options, performance share units, restricted stock units and restricted stock is reflected in the denominator for diluted EPS principally using the treasury stock method.
In the first quarters of 2008 and 2007, 8 million and 12 million employee stock options, respectively, were not included in the computation of diluted EPS because the assumed proceeds were greater than the average market price of the company’s common stock, resulting in an anti-dilutive effect on diluted EPS.
The following is a reconciliation of basic shares to diluted shares.

	Three months ended
	March 31,
(in millions)	2008	2007

Basic shares	632	650
Effect of employee stock options and other dilutive securities	12	9

Diluted shares	644	659

Inventories

	March 31,	December 31,
(in millions)	2008	2007

Raw materials	$672	$624
Work in process	779	695
Finished products	1,085	1,015

Total inventories	$2,536	$2,334

Property, plant and equipment, net

	March 31,	December 31,
(in millions)	2008	2007

Property, plant and equipment, at cost	$9,182	$8,824
Accumulated depreciation and amortization	(4,549)	(4,337)

Property, plant and equipment, net	$4,633	$4,487

Goodwill
Goodwill at March 31, 2008 totaled $609 million for the BioScience segment, $993 million for the Medication Delivery segment and $166 million for the Renal segment. Goodwill at December 31, 2007 totaled $587 million for the BioScience segment, $948 million for the Medication Delivery segment and $155 million for the Renal segment. The increase in the goodwill balance is principally due to several small acquisitions in the Medication Delivery and BioScience segments, as well as foreign currency fluctuations.
Other intangible assets
The following is a summary of the company’s intangible assets subject to amortization at March 31, 2008 and December 31, 2007.

	Developed
	technology,
(in millions)	including patents	Other	Total

March 31, 2008
Gross other intangible assets	$874	$138	$1,012
Accumulated amortization	(481)	(77)	(558)

Other intangible assets, net	$393	$61	$454

December 31, 2007
Gross other intangible assets	$848	$130	$978
Accumulated amortization	(458)	(72)	(530)

Other intangible assets, net	$390	$58	$448

The amortization expense for these intangible assets was $13 million and $15 million for the three months ended March 31, 2008 and 2007, respectively. The anticipated annual amortization expense for intangible assets recorded as of March 31, 2008 is $54 million in 2008, $52 million in 2009, $51 million in 2010, $44 million in 2011, $41 million in 2012 and $37 million in 2013.
Securitization arrangements
The company’s securitization arrangements resulted in net cash outflows of $16 million and $27 million for the three months ended March 31, 2008 and 2007, respectively. A summary of the activity is as follows.

	Three months ended
	March 31,
(in millions)	2008	2007

Sold receivables at beginning of period	$129	$348
Proceeds from sales of receivables	104	356
Cash collections (remitted to the owners of the receivables)	(120)	(383)
Effect of currency exchange rate changes	16	(1)

Sold receivables at end of period	$129	$320

3. SALE OF TRANSFUSION THERAPIES BUSINESS
On February 28, 2007, the company divested substantially all of the assets and liabilities of its TT business to an affiliate of TPG Capital, L.P., which established the new company as Fenwal Inc. (Fenwal), for $540 million. Prior to the divestiture, the TT business was part of the BioScience business. Refer to the 2007 Annual Report for further information.

Under transition agreements, the company is providing manufacturing and support services to Fenwal for a period of time after divestiture, which varies based on the product or service provided and other factors, but generally approximates two years. Due to the company’s actual and expected significant continuing cash flows associated with this business, the company continued to include the results of operations of TT in the company’s results of continuing operations through the February 28, 2007 sale date. No facts or circumstances arose subsequent to the divestiture date that changed the initial expectation of significant continuing cash flows. Revenues associated with the manufacturing, distribution and other transition services provided by the company, which were $44 million and $9 million in the first quarters of 2008 and 2007, respectively, are reported at the corporate headquarters level and not allocated to a segment. Included in these revenues in the first quarter of 2008 was $8 million of deferred revenue related to the manufacturing, distribution and other transition agreements. As of March 31, 2008, deferred revenue that will be recognized in the future as the services under these arrangements are performed totaled $21 million.
In the first quarter of 2007, the company recorded a pre-tax gain on the sale of the TT business of $58 million. In the first quarter of 2008, the company recorded an income adjustment to the gain of $16 million as a result of the finalization of the net assets transferred in the divestiture.
In connection with the TT divestiture, in the first quarter of 2007, the company recorded a $35 million pre-tax charge principally associated with severance and other employee-related costs. Reserve utilization through the end of the first quarter of 2008 was $6 million. The reserve is expected to be substantially utilized by the end of 2009, and the company believes that the reserves are adequate. However, adjustments may be recorded in the future as the transition is completed.
The gain on the sale of the TT business and the related charges and adjustments in 2008 and 2007 were recorded in other income, net on the consolidated statements of income.
4. RESTRUCTURING AND OTHER SPECIAL CHARGES
Restructuring charges
The following is a summary of restructuring charges recorded in 2007 and 2004. Refer to the 2007 Annual Report for additional information about these charges.
2007
In 2007, the company recorded a restructuring charge of $70 million principally associated with the consolidation of certain commercial and manufacturing operations outside of the United States. Based on a review of current and future capacity needs, the company decided to integrate several facilities to reduce the company’s cost structure and optimize operations, principally in the Medication Delivery segment.
Included in the charge was $17 million related to asset impairments, principally to write down property, plant and equipment (PP&E) based on market data for the assets. Also included in the charge was $53 million for cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of approximately 550 positions, or approximately 1% of the company’s total workforce.
2004
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

Restructuring reserves
The following table summarizes cash activity in the company’s 2007 and 2004 restructuring charges.

	Employee-	Contractual
	related	and other
(in millions)	costs	costs	Total

2004 Charge	$212	$135	$347
Utilization and adjustments in 2004, 2005 and 2006	(198)	(94)	(292)

Reserve at December 31, 2006	14	41	55
2007 Charge	46	7	53
Utilization	(15)	(12)	(27)

Reserve at December 31, 2007	45	36	81
Utilization	(6)	(6)	(12)

Reserve at March 31, 2008	$39	$30	$69

Restructuring reserve utilization in the first quarter of 2008 totaled $12 million, with $3 million relating to the 2007 program and $9 million relating to the 2004 program. The 2007 and 2004 reserves are expected to be utilized by the end of 2009, with the majority of the payments to be made in 2008. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.
Other charges
The charges discussed below were classified in cost of goods sold in the company’s consolidated income statements, and were reflected in the Medication Delivery segment. The actual costs relating to certain of these matters may differ from the company’s estimates. It is possible that additional charges may be required in future periods, based on new information or changes in estimates.
While the company continues to work to resolve the issues associated with COLLEAGUE infusion pumps and its heparin products described below, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, or that sales of any other product may not be adversely affected.
COLLEAGUE Infusion Pumps
The company began to hold shipments of COLLEAGUE infusion pumps in July 2005, and continues to hold shipments of new pumps in the United States. Please refer to the company’s 2007 Annual Report for further information.
The company recorded charges of $171 million ($157 million for cash costs and $14 million for asset impairments) in 2006 and 2005 related to issues associated with its COLLEAGUE infusion pumps. The reserve for cash costs represented an estimate of the cash expenditures for the materials, labor and freight costs expected to be incurred to remediate the design issues, customer accommodations, and warranty and other commitments made to customers. In 2007, the company increased its reserve for cash costs by $14 million as estimates were refined based on the company’s experience executing the remediation plan.
As a result of delays in the remediation plan, principally due to additional software modifications and validation and testing required to remediate the pumps, and other changes in the estimated costs to execute the remediation plan, the company recorded an additional $53 million charge associated with the COLLEAGUE pumps during the first quarter of 2008. The charge consisted of $39 million for cash costs and $14 million principally relating to asset impairments. The reserve for cash costs principally relates to customer accommodations, including extended warranties, and other costs associated with the delay in the recommercialization timeline.
The following table summarizes cash activity in the company’s COLLEAGUE infusion pump reserves through March 31, 2008.

(in millions)

Charges in 2005 and 2006	$157
Utilization and adjustments in 2005 through 2007	(87)

Reserve at December 31, 2007	70
Charge	39
Utilization	(12)

Reserve at March 31, 2008	$97

The majority of the remaining infusion pump reserves are expected to be utilized in 2008 and 2009.

Heparin
During the first quarter of 2008, the company recorded a charge of $19 million related to the company’s recall of its heparin sodium injection products in the United States. During the first quarter of 2008, the company identified an increasing level of severe allergic-type and hypotensive adverse reactions occurring in patients using its heparin sodium injection products in the United States, and initiated a field corrective action with respect to these products.
Included in the charge were $14 million of asset impairments, primarily heparin inventory that will not be sold, and $5 million of cash costs related to the recall. The reserve for cash costs is expected to be utilized by the end of 2008.
The company’s sales of these heparin products totaled approximately $30 million in 2007.
5. FAIR VALUE MEASUREMENTS
The following table summarizes the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the balance sheet.

		Basis of Fair Value Measurement
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance at	Identical Assets	Observable Inputs	Inputs
(in millions)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$22	$—	$22	$—
Interest rate hedges	32	—	32	—
Equity securities	14	14	—	—

Total assets	$68	$14	$54	$—

Liabilities
Foreign currency hedges	$127	$—	$127	$—
Net investment hedges	455	—	455	—

Total liabilities	$582	$—	$582	$—

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The majority of the derivatives entered into by the company are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs, which are observable, depend on the type of derivative, and include contractual terms, interest rate yield curves, foreign exchange rates and volatility.
6. COMMON STOCK
Stock-based compensation plans
Stock compensation expense totaled $38 million ($26 million on a net-of-tax basis, or $0.04 per diluted share) and $27 million ($18 million on a net-of-tax basis, or $0.03 per diluted share) for the three months ended March 31, 2008 and 2007, respectively. Approximately three-quarters of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of goods sold and research and development expenses.
In March 2008, the company made its annual stock compensation grants, which consisted of approximately 7 million stock options and 0.7 million performance share units (PSUs).

Stock options
The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average fair values, were as follows.

	Three months ended
	March 31,

	2008	2007

Expected volatility	23.8%	23.5%
Expected life (in years)	4.5	4.5
Risk-free interest rate	2.4%	4.5%
Dividend yield	1.5%	1.2%
Fair value per stock option	$12	$13

The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $61 million and $85 million, respectively.
As of March 31, 2008, $145 million of pre-tax unrecognized compensation cost related to all unvested stock options is expected to be recognized as expense over a weighted-average period of 2.3 years.
Performance share and restricted stock units
The assumptions used in estimating the fair value of PSUs granted during the period, along with the fair values, were as follows.

	Three months ended
	March 31,
	2008	2007

Baxter volatility	19.7%	17.8%
Peer group volatility	12.4% - 37.1%	13.0% - 38.6%
Correlation of returns	0.12 - 0.40	0.09 - 0.34
Risk-free interest rate	1.9%	4.5%
Dividend yield	1.5%	1.2%
Fair value per PSU	$64	$64

As of March 31, 2008, pre-tax unrecognized compensation cost related to all unvested PSUs of $51 million is expected to be recognized as expense over a weighted-average period of 2.4 years, and pre-tax unrecognized compensation cost related to all unvested restricted stock units of $19 million is expected to be recognized as expense over a weighted-average period of 1.7 years.
Realized excess income tax benefits
In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, in the first quarter of 2007, realized excess tax benefits of $25 million, principally associated with stock option exercises, were presented as an outflow within the operating section and an inflow within the financing section of the statement of cash flows. No income tax benefits were realized from stock-based compensation during the first quarter of 2008, due to the company’s U.S. net operating loss position.
Stock repurchases
As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and current market conditions. During the three-month period ended March 31, 2008, the company repurchased 9.1 million shares for $545 million under the board of directors’ March 2007 $2.0 billion share repurchase authorization. In March 2008, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock. At March 31, 2008, $2.6 billion remained available under the March 2007 and March 2008 authorizations.
7. LEGAL PROCEEDINGS
Baxter is involved in product liability, patent, commercial, and other legal proceedings that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.
Baxter has established reserves for certain of the matters discussed below. The company is not able to estimate the amount or range of any loss for certain of the legal contingencies for which there is no reserve or additional loss for matters already reserved. While the liability of the company in connection with the claims cannot be estimated with any certainty and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments or enter into material settlements of claims.
In addition to the matters described below, the company remains subject to other potential administrative and legal actions. With respect to regulatory matters, these actions may lead to product recalls, injunctions to halt manufacture and distribution, other restrictions on the company’s operations and monetary sanctions. With respect to intellectual property, the company may be exposed to significant litigation concerning the scope of the company’s and others’ rights. Such litigation could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.
Patent Litigation
ADVATE Litigation
In April 2003, A. Nattermann & Cie GmbH and Aventis Behring L.L.C. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation as the defendant. In November 2003, the lawsuit was dismissed without prejudice. The complaint, which sought injunctive relief, alleged that Baxter’s planned manufacture and sale of ADVATE would infringe U.S. Patent No. 5,565,427. In October 2003, reexamination proceedings were initiated in the U.S. Patent and Trademark Office. During these proceedings certain of the original claims were amended or rejected, and new claims were added. On October 10, 2006, the Patent Office issued a reexamination certificate and subsequently on October 16, 2006, Aventis Pharma S.A. again filed a patent infringement lawsuit naming Baxter Healthcare Corporation as the defendant in the U.S.D.C. for the District of Delaware. The parties have agreed to resolve this matter through binding arbitration and without injunctive relief.
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
Related actions are pending in various jurisdictions in the United States and abroad. Another patent infringement action against Baxter remains pending in the U.S.D.C. for the Northern District of Illinois on a related patent owned by Abbott and Central Glass. Baxter has filed a motion asserting that judgment of non-infringement and invalidity should be entered based in part on findings made in the earlier case. In May 2005, Abbott and Central Glass filed suit in the Tokyo District Court on a counterpart Japanese patent and in September 2006, the Tokyo District Court ruled in favor of Abbott and Central Glass on this matter. Baxter has appealed this decision. In June 2005, Baxter filed suit in the High Court of Justice in London, England seeking revocation of the U.K. part of the related European patent and a declaration of non-infringement. In March 2007, the High Court ruled in Baxter’s favor, concluding that the U.K. patent was invalid. In 2007, Abbott brought a patent infringement action against Baxter in the Cali Circuit Court of Colombia based on a Colombian counterpart patent, and obtained an injunction preliminarily prohibiting the approval of Baxter’s generic sevoflurane in Colombia during the pendency of the infringement suit. Baxter has moved to overturn the injunction and has answered the lawsuit. Parallel opposition proceedings in the European and Japanese Patent Offices seeking to revoke certain versions of the patent are also pending.
Peritoneal Dialysis Litigation
On October 16, 2006, Baxter Healthcare Corporation and DEKA Products Limited Partnership filed a patent infringement lawsuit against Fresenius Medical Care Holdings, Inc. and Fresenius USA, Inc. The complaint alleges that Fresenius’s sale of the Liberty Cycler peritoneal dialysis systems and related disposable items and equipment infringes nine U.S. patents owned by Baxter, as to which DEKA has granted Baxter an exclusive license in the peritoneal dialysis field. The case is pending in the U.S.D.C. for the Northern District of California with a trial date scheduled for April 2009.
Hemodialysis Litigation
Since April 2003, Baxter has been pursuing a patent infringement action against Fresenius Medical Care Holdings, Inc. for infringement of certain Baxter patents. The patents cover Fresenius’s 2008K hemodialysis instrument.

In 2007, the court entered judgment in Baxter’s favor holding the patents valid and infringed, and a jury assessed damages at $14 million for past sales only. On April 4, 2008, the U.S.D.C. for the Northern District of California granted Baxter’s motion for permanent injunction, and granted Baxter’s request for royalties on Fresenius’s sales of the 2008K hemodialysis machines during a nine-month transition period before the permanent injunction takes effect. The order also granted a royalty on disposables. Fresenius has filed a notice of appeal.
Securities Laws
In October 2004, a purported class action was filed in the U.S.D.C. for the Northern District of Illinois against Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s 401(k) plans, breached their fiduciary duties to the plan participants by offering Baxter common stock as an investment option in each of the plans during the period of January 2001 to October 2004. In March 2006, the trial court certified a class of plan participants who elected to acquire Baxter common stock through the plans between January 2001 and the present. In April 2008, the Court of Appeals for the Seventh Circuit denied Baxter’s interlocutory appeal and upheld the trial court’s denial of Baxter’s motion to dismiss. Baxter has filed a motion for judgment on the pleadings. Discovery is underway in this matter.
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
In connection with the recall of heparin products in the United States described in Note 4, approximately 20 lawsuits, some purported class actions, have been filed alleging that plaintiffs suffered allergic or hypotensive symptoms following the administration of heparin, in some cases resulting in fatalities. These cases are each in their earliest stages, and no discovery has commenced.
The company is a defendant, along with others, in over 50 lawsuits brought in various state and U.S. federal courts, which allege that Baxter and other defendants reported artificially inflated average wholesale prices for Medicare and Medicaid eligible drugs. These cases have been brought by private parties on behalf of various purported classes of purchasers of Medicare and Medicaid eligible drugs, as well as by state attorneys general. A number of these cases were consolidated in the U.S.D.C. for the District of Massachusetts for pretrial case management under Multi District Litigation rules. In April 2008, the court preliminarily approved a class settlement resolving Medicare Part B claims and independent health plan claims against Baxter and others, which had previously been reserved for by the company. Final approval of this settlement is expected later this year. Remaining lawsuits against Baxter include a number of cases brought by state attorneys general and New York entities, which seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement. These investigations may result in additional cases being filed by various state attorneys general.
Baxter currently is a defendant in a number of lawsuits and subject to additional claims brought by individuals who have hemophilia and their families, all seeking damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII or IX derived from human blood plasma (factor concentrates) processed by the company and other acquired entities from the late 1970s to the mid-1980s. The typical case or claim alleges that the individual was infected with the HIV or HCV virus by factor concentrates that contained one or the other or both viruses. None of these cases involves factor concentrates currently processed by the company.
As of March 31, 2008, the company has been named as a defendant, along with others, in approximately 125 lawsuits filed in various state and U.S. federal courts, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or attention deficit disorders as a result of exposure to vaccines for childhood diseases containing the preservative, thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as by other companies.

8. SEGMENT INFORMATION
Baxter operates in three segments, each of which is a strategic business that is managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their products and services are as follows:
The BioScience business manufactures recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders, plasma-based therapies to treat immune deficiencies, biosurgery and other products for regenerative medicine, and vaccines. Prior to the divestiture of the TT business on February 28, 2007, the business also manufactured manual and automated blood and blood-component separation and collection systems.
The Medication Delivery business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics, as well as products and services related to drug formulation and enhanced packaging technologies.
The Renal business provides products to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis, a home-based therapy, and also distributes products for hemodialysis, which is generally conducted in a hospital or clinic.
The company uses more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the company’s consolidated financial statements and, accordingly, are reported on the same basis herein. The company evaluates the performance of its segments and allocates resources to them primarily based on pre-tax income along with cash flows and overall economic returns. Intersegment sales are generally accounted for at amounts comparable to sales to unaffiliated customers, and are eliminated in consolidation.
Certain items are maintained at the corporate level and are not allocated to the segments. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations and the majority of the foreign currency and interest rate hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, deferred income taxes, certain litigation liabilities and related insurance receivables, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal.
Financial information for the company’s segments for the three months ended March 31 is as follows.

	Three months ended
	March 31,
(in millions)	2008	2007

Net sales
BioScience	$1,210	$1,151
Medication Delivery	1,065	990
Renal	558	525
Transition services to Fenwal Inc.	44	9

Total	$2,877	$2,675

Pre-tax income
BioScience	$500	$412
Medication Delivery	92	153
Renal	77	93

Total pre-tax income from segments	$669	$658

Net sales and pre-tax income for the BioScience segment include sales of TT products until the completion of the sale of the TT business on February 28, 2007. Transition services to Fenwal represents revenues associated with manufacturing, distribution and other services provided by the company to Fenwal subsequent to the divestiture. Refer to Note 3 for further information.

The following is a reconciliation of segment pre-tax income to income before income taxes per the consolidated income statements.

	Three months ended
	March 31,
(in millions)	2008	2007

Total pre-tax income from segments	$669	$658
Unallocated amounts
Interest expense, net	(17)	(5)
Certain foreign currency fluctuations and hedging activities	1	(8)
Stock compensation	(38)	(27)
Other corporate items	(81)	(89)

Income before income taxes	$534	$529

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the 2007 Annual Report for management’s discussion and analysis of the financial condition and results of operations of the company for the year ended December 31, 2007. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three months ended March 31, 2008.
RESULTS OF OPERATIONS
NET SALES

	Three months ended
	March 31,		Percent
(in millions)	2008	2007	change

BioScience	$1,210	$1,151	5%
Medication Delivery	1,065	990	8%
Renal	558	525	6%
Transition services to Fenwal Inc.	44	9	389%

Total net sales	$2,877	$2,675	8%

	Three months ended
	March 31,		Percent
(in millions)	2008	2007	change

International	$1,698	$1,536	11%
United States	1,179	1,139	4%

Total net sales	$2,877	$2,675	8%

During the first quarter of 2008, foreign currency fluctuations benefited sales growth by 6 percentage points, principally due to the weakening of the U.S. Dollar relative to the Euro.

	Three months ended
	March 31,		Percent
(in millions)	2008	2007	change

Total net sales	$2,877	$2,675	8%
Pre-divestiture sales of Transfusion Therapies products (included in BioScience segment through the February 28, 2007 divestiture date)	—	79	(100%	)
Transition services to Fenwal Inc. (subsequent to the February 28, 2007 divestiture date)	44	9	389%

Total net sales excluding Transfusion Therapies	$2,833	$2,587	10%

Net sales excluding Transfusion Therapies (TT) increased 10% during the first quarter of 2008 (including a 6 percentage point favorable impact from foreign currency fluctuations). Management believes that net sales and sales growth excluding TT facilitates a more meaningful analysis of the company’s net sales growth due to the divestiture of this business in 2007. See Note 3 for further information regarding the divestiture of the TT business.
BioScience
Sales in the BioScience segment increased 5% during the first quarter of 2008 (including a 5 percentage point favorable impact from foreign currency fluctuations).
The following is a summary of sales by significant product line.

	Three months ended
	March 31,		Percent
(in millions)	2008	2007	change

Recombinants	$436	$388	12%
Plasma Proteins	260	225	16%
Antibody Therapy	286	222	29%
Regenerative Medicine	94	82	15%
Transfusion Therapies	—	79	(100%	)
Other	134	155	(14%	)

Total net sales	$1,210	$1,151	5%

Recombinants
The primary driver of sales growth in the Recombinants product line during the first quarter of 2008 was increased sales volume of recombinant factor VIII therapies. Factor VIII products are used in the treatment of hemophilia A, which is a bleeding disorder caused by a deficiency in blood clotting factor VIII. Sales growth was fueled by the continuing adoption by customers of the advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, with strong patient conversion in both the United States and international markets, and increased demand for new dosage forms that reduce both the volume of drug and infusion time required for hemophilia patients needing high doses of factor VIII. Sales of ADVATE totaled approximately $325 million in the first quarter of 2008, compared to $260 million in the first quarter of 2007.
Plasma Proteins
Plasma Proteins include specialty therapeutics, such as FEIBA, an anti-inhibitor coagulant complex, and ARALAST (alpha 1-proteinase inhibitor (human)) for the treatment of hereditary emphysema, plasma-derived hemophilia treatments and albumin. Sales growth in the first quarter of 2008 was driven by strong sales of albumin, FLEXBUMIN [Albumin (Human)] (an albumin therapy packaged in flexible containers), FEIBA and ARALAST, with both volume and pricing improvements contributing to the sales growth of these products.
Antibody Therapy
Higher sales of IGIV (immune globulin intravenous), which is used in the treatment of immune deficiencies, fueled sales growth during the first quarter of 2008, with increased volume, continuing improvements in pricing in the United States and Europe, and continuing customer conversions to the liquid formulation for the product. Because it does not need to be reconstituted prior to infusion, the higher-yielding liquid formulation offers added convenience for clinicians and patients.
Regenerative Medicine
This product line principally includes plasma-based and non-plasma-based biosurgery products for hemostasis (the stoppage of bleeding), wound-sealing and tissue regeneration. Growth in the first quarter of 2008 was driven by increased sales of the company’s FLOSEAL and COSEAL sealants.
Transfusion Therapies
The transfusion therapies product line included products and systems for use in the collection and preparation of blood and blood components. See Note 3 for information regarding the company’s February 28, 2007 sale of substantially all of the assets and liabilities of this business.
Other
Other BioScience products primarily consist of vaccines and sales of plasma to third parties. The decrease in sales in this product line in the first quarter of 2008 was primarily due to the transfer of marketing and distribution rights for recombinant FIX (BeneFIX) back to Wyeth effective June 30, 2007. Sales of BeneFIX were approximately $50 million in the first quarter of 2007. Also contributing to the decrease in sales were large shipments of candidate H5N1 influenza vaccine to various governments worldwide in the first quarter of 2007. Partially offsetting these declines in the quarter were strong international sales of FSME Immun (for the prevention of tick-borne encephalitis), principally due to pricing improvements. Sales of vaccines may fluctuate from period to period based on the timing of government tenders and new supply agreements.
Medication Delivery
Net sales for the Medication Delivery segment increased 8% during the first quarter of 2008 (including a 6 percentage point favorable impact from foreign currency fluctuations).

The following is a summary of sales by significant product line.

	Three months ended
	March 31,		Percent
(in millions)	2008	2007	change

IV Therapies	$371	$320	16%
Global Injectables	368	361	2%
Infusion Systems	220	209	5%
Anesthesia	99	89	11%
Other	7	11	(36%	)

Total net sales	$1,065	$990	8%

IV Therapies
This product line principally consists of intravenous (IV) solutions and nutritional products. Growth for the quarter was principally driven by increased demand for IV therapy products in Europe, Latin America, and Asia, particularly in China, and strong international sales of nutritional products. Also impacting sales growth in the quarter were pricing improvements for IV therapy products in the United States and the favorable impact of foreign currency fluctuations.
Global Injectables
This product line primarily consists of the company’s pharmaceutical company partnering business, enhanced packaging, premixed drugs and generic injectables. Contributing to sales growth in the first quarter of 2008 were strong international sales in the pharmacy-compounding business. Sales levels in the quarter were unfavorably impacted by a decline in revenues in the pharmaceutical company partnering business in the United States and lower sales of generic injectables, principally due to the transfer of marketing and distribution rights for generic propofol back to Teva Pharmaceutical Industries Ltd. effective July 1, 2007. Sales of propofol totaled approximately $20 million in the first quarter of 2007.
Infusion Systems
Sales growth in the first quarter of 2008 was driven by the favorable impact of foreign currency fluctuations and increased sales of disposable tubing sets used in the administration of IV solutions. Sales of COLLEAGUE infusion pumps were flat in the first quarter of 2008 as compared to the prior year period. Refer to Note 4 and the “Certain Regulatory Matters” section below for additional information, including charges recorded in the first quarter of 2008, related to the COLLEAGUE infusion pump.
Anesthesia
Sales growth in the first quarter of 2008 was driven by strong international sales, principally as a result of increased penetration of SUPRANE (desflurane, USP) and the impact of the launch of sevoflurane in additional geographic markets. Partially offsetting this growth were decreased sales in the United States, which were unfavorably impacted by wholesaler purchasing patterns in the first quarter of 2008.
Renal
Sales in the Renal segment increased 6% during the first quarter of 2008 (including an 8 percentage point favorable impact from foreign currency fluctuations).
The following is a summary of sales by significant product line.

	Three months ended
	March 31,		Percent
(in millions)	2008	2007	change

PD Therapy	$445	$419	6%
HD Therapy	113	106	7%

Total net sales	$558	$525	6%

PD Therapy
Peritoneal dialysis, or PD Therapy, is a dialysis treatment method for end-stage renal disease. PD Therapy, which is used primarily at home, uses the peritoneal membrane, or abdominal lining, as a natural filter to remove waste from the bloodstream. Excluding the impact of foreign currency, sales declined slightly in the quarter, as increased numbers of patients in Asia, particularly in China, the United States, and Central and Eastern Europe were more than offset by the loss of a government tender in Mexico. Increased penetration of PD Therapy products continues to be strong in emerging markets, where many people with end-stage renal disease are currently under-treated.

HD Therapy
Hemodialysis, or HD Therapy, is another form of end-stage renal disease dialysis therapy that is generally performed in a hospital or outpatient center. In HD Therapy, the patient’s blood is pumped outside the body to be cleansed of wastes and fluid using a machine and an external filter, also known as a dialyzer. The sales growth during the first quarter of 2008 was principally driven by the favorable impact of foreign exchange, which was partially offset by a decline in sales of dialyzers.
Transition Services to Fenwal Inc.
Net sales in this category represents revenues associated with manufacturing, distribution and other services provided by the company to Fenwal Inc. (Fenwal) subsequent to the divestiture of the TT business on February 28, 2007. See Note 3 for further information.
GROSS MARGIN AND EXPENSE RATIOS

	Three months ended
	March 31,
	2008	2007	Change

Gross margin	48.0%	47.3%	0.7 pts
Marketing and administrative expenses	22.2%	21.8%	0.4 pts

Gross Margin
The improvement in gross margin in the first quarter of 2008 was principally driven by continued customer conversion to ADVATE and the liquid formulation of IGIV, manufacturing efficiencies and yield improvements, improved pricing for certain plasma protein products, and strong sales of certain vaccines.
Included in the company’s gross margin in the first quarter of 2008 were charges of $53 million related to COLLEAGUE infusion pumps and $19 million related to the company’s recall of its heparin products in the United States. These charges decreased the gross margin by approximately 2.5 percentage points in the quarter. Refer to Note 4 for further information on these charges.
Marketing and Administrative Expenses
The increase in the marketing and administrative expense ratio in the first quarter of 2008 was principally due to an increase in stock compensation costs and spending related to certain marketing programs, particularly in the BioScience segment, partially offset by a reduction in expenses due to the February 28, 2007 divestiture of the TT business. See Note 3 for further information about the TT divestiture.
RESEARCH AND DEVELOPMENT

	Three months ended
	March 31,		Percent
(in millions)	2008	2007	change

Research and development (R&D) expenses	$190	$159	19%
As a percent of sales	6.6%	5.9%

R&D expenses increased during the first quarter of 2008, with strong growth in spending on R&D projects across all three of the company’s businesses reflecting the company’s commitment to accelerate R&D investments. Refer to the 2007 Annual Report for a discussion of the company’s R&D pipeline.
2007 RESTRUCTURING CHARGE
During 2007, the company recorded a restructuring charge of $70 million principally associated with the consolidation of certain commercial and manufacturing operations outside of the United States. Based upon a review of current and future capacity needs, the company decided to integrate several facilities in order to reduce the company’s cost structure and optimize the company’s operations.
Included in the charge was $17 million related to asset impairments and $53 million for cash costs, principally pertaining to severance and other employee-related costs. The reserve for cash costs is expected to be utilized by the end of 2009. Refer to Note 4 for further information, including reserve utilization through March 31, 2008.

The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed. Cash expenditures are being funded with cash generated from operations.
NET INTEREST EXPENSE
Net interest expense was $17 million in the first quarter of 2008, compared to $5 million in the first quarter of 2007. The increase was driven by a higher average debt level, principally due to the December 2007 issuance of $500 million of senior unsecured notes, and a lower average cash balance, partially due to share repurchases in the quarter. Also contributing to the increase in net interest expense was the impact of the terminations of certain cross-currency swap agreements.
OTHER INCOME, NET
Other income, net was $1 million and $10 million during the first quarters of 2008 and 2007, respectively. Other income, net in both periods principally included amounts relating to foreign exchange, minority interests and equity method investments. Other income, net in the first quarter of 2008 included $16 million of income related to the finalization of the net assets transferred in the divestiture of the TT business. Other income, net in the first quarter of 2007 included a gain on the sale of the TT business of $58 million less related charges of $35 million. See Note 3 for further information.
PRE-TAX INCOME
Refer to Note 8 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.
BioScience
Pre-tax income increased 21% in the first quarter of 2008. The primary drivers of the increase were strong sales of higher-margin products, which were fueled by the continued adoption of ADVATE, the conversion to the liquid formulation of IGIV, improved pricing of certain plasma protein products, strong sales of certain vaccines, continued cost and yield improvements and the favorable impact of foreign currency fluctuations. Partially offsetting this growth was the impact of higher spending on new marketing programs and increased R&D spending related to the adult stem-cell therapy program and certain clinical trials.
Medication Delivery
Pre-tax income decreased 40% in the first quarter of 2008. The primary drivers of the decline were charges in the first quarter of 2008 of $53 million related to COLLEAGUE infusion pumps and $19 million related to the company’s recall of its heparin products in the United States, as well as increased spending on marketing programs and R&D. See Note 4 for further information about the COLLEAGUE and heparin charges. Partially offsetting the impact of these items was an improved product mix, particularly outside of the United States, and the favorable impact of foreign currency fluctuations.
Renal
Pre-tax income decreased 17% in the first quarter of 2008. The decrease was principally due to the loss of a PD tender in Mexico and increased spending on marketing programs and new product development, including the next-generation home HD machine, partially offset by the favorable impact of foreign currency fluctuations.
Other
Certain items are maintained at the company’s corporate level and are not allocated to the segments. These items primarily include net interest expense, certain foreign currency fluctuations and the majority of the foreign currency and interest rate hedging activities, stock compensation expense, income and expense related to certain non-strategic investments, corporate headquarters costs, certain employee benefit plan costs, certain nonrecurring gains and losses, and income related to the manufacturing, distribution and other transition agreements with Fenwal. Refer to Note 8 for a reconciliation of segment pre-tax income to income before income taxes per the consolidated income statements. The significant factors impacting these other items are described below.

Refer to the discussion above regarding net interest expense. The $9 million change related to foreign exchange fluctuations and hedging activities was due to the favorable impact of the company’s cash flow hedges. The increase in stock compensation expense was principally due to recent changes in the company’s stock compensation programs, including the granting of performance share units beginning in 2007 and an amendment to the company’s employee stock purchase plan effective January 1, 2008. Refer to the 2007 Annual Report for further information regarding these changes.
The decrease in other corporate items in the first quarter of 2008 was primarily due to income of $16 million related to the finalization of the net assets transferred in the divestiture of the TT business, revenue recognized as services were performed under the manufacturing, distribution and other transition agreements with the buyer of the TT business, and the impact of a $10 million voluntary contribution to the Baxter International Foundation in the first quarter of 2007. These items were partially offset by income of $23 million in the first quarter of 2007, reflecting the $58 million gain on the sale of the TT business less related charges of $35 million. Refer to Note 3 for further information regarding the divestiture of the TT business.
INCOME TAXES
The company’s effective income tax rate was 19.7% and 23.8% in the first quarters of 2008 and 2007, respectively. The effective tax rate in the first quarter of 2007 was unusually high due to the tax impact of the gain on the divestiture of the TT business and related charges recorded in that period. Refer to Note 3 for further information about the divestiture of the TT business. The company anticipates that the effective tax rate, calculated in accordance with generally accepted accounting principles (GAAP), will be approximately 19% to 19.5% in 2008, excluding any impact from additional audit developments or other special items.
INCOME AND EARNINGS PER DILUTED SHARE
Net income was $429 million, or $0.67 per diluted share, for the first quarter of 2008 and $403 million, or $0.61 per diluted share, in the prior year quarter. The significant factors and events contributing to the changes are discussed above.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies as of December 31, 2007 is included in Note 1 to the company’s consolidated financial statements in the 2007 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2007 Annual Report.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operating activities
Cash flows from operating activities increased during the first quarter of 2008 as compared to the prior year, totaling $362 million in the first quarter of 2008 and $215 million in 2007. The increase in cash flows was primarily due to higher earnings (before non-cash items) and the other factors discussed below.
Accounts Receivable
Cash flows relating to accounts receivable increased during the first quarter of 2008 as compared to the prior year. Days sales outstanding increased from 55.3 days at March 31, 2007 to 56.3 days at March 31, 2008, primarily due to a shift in the geographic mix of sales to certain international locations with longer collection periods and a decrease in cash proceeds from the securitization and factoring of receivables, principally due to the termination of the European securitization arrangement in the fourth quarter of 2007. See the 2007 Annual Report for further information. The impact of these factors was partially offset by an improvement in the collection of receivables in the United States.

Inventories
Cash outflows relating to inventories decreased in 2008. The following is a summary of inventories at March 31, 2008 and December 31, 2007, as well as inventory turns for the three months ended March 31, 2008 and 2007, by segment.

	Inventories		Annualized inventory turns
	March 31,	December 31,	for the three months ended March 31,
(in millions, except inventory turn data)	2008	2007	2008	2007

BioScience	$1,355	$1,234	1.44	1.87
Medication Delivery	880	826	2.98	3.08
Renal	263	236	4.18	4.48
Other	38	38	—	—

Total	$2,536	$2,334	2.27	2.59

Inventories increased $202 million in the first quarter of 2008, with approximately half of the increase related to foreign currency fluctuations. The lower inventory turns in the BioScience segment were primarily due to an increase in plasma inventories as a result of the transition to the company’s new plasma fractionation facility in Los Angeles, California, as well as planned increases in stock levels of certain plasma protein products to ensure continuity of care. The lower inventory turns in the Medication Delivery segment were primarily due to an increase in infusion pump inventory related to the above-mentioned sales hold on COLLEAGUE pumps in the United States.
Liabilities, Restructuring Payments and Other
Cash outflows related to liabilities, restructuring payments and other increased in the first three months of 2008 as compared to the prior year period, principally driven by the timing of accounts payable and the payment of income taxes. Also contributing to the increase in cash outflows were the impact of cash inflows in the first quarter of 2007 of $52 million resulting from a prepayment relating to the Fenwal manufacturing, distribution and other transition agreements and $25 million of excess tax benefits from stock option exercises. Refer to Note 3 for further information regarding the agreements with Fenwal and Note 6 regarding the excess tax benefits from stock option exercises. Also contributing to the increase in cash outflows were payments related to the company’s restructuring programs, which increased by $9 million.
Partially offsetting these increases in cash outflows were the settlements of certain mirror cross-currency swaps, which resulted in operating cash inflows of $12 million in the first quarter of 2008 as compared to cash outflows of $31 million in the first quarter of 2007. Refer to the 2007 Annual Report for further information regarding these swaps.
Cash flows from investing activities
Capital Expenditures
Capital expenditures increased $64 million for the three months ended March 31, 2008, from $93 million in 2007 to $157 million in 2008. The company is investing in various multi-year capital projects across its three segments, including ongoing projects to upgrade facilities or increase manufacturing capacity for global injectables, plasma-based (including antibody therapy) and other products.
Acquisitions of and Investments in Businesses and Technologies
Cash outflows relating to acquisitions of and investments in businesses and technologies of $61 million in the first quarter of 2008 principally related to an IV solutions business in China and certain smaller acquisitions and investments. Included in the cash outflows in the first quarter of 2008 were payments of $10 million related to the company’s fourth quarter 2007 agreement with Nycomed Pharma AS (Nycomed) to market and distribute Nycomed’s TachoSil surgical patch in the United States, and $5 million related to the fourth quarter 2007 amendment of the company’s exclusive R&D, license and manufacturing agreement with Nektar Therapeutics (Nektar) to include the use of Nektar’s proprietary PEGylation technology in the development of longer-acting forms of blood clotting proteins.
Cash outflows relating to the acquisitions of and investments in businesses and technologies of $31 million in the first quarter of 2007 principally related to the expansion of the company’s existing agreements with Halozyme Therapeutics, Inc. (Halozyme) to include the use of HYLENEX recombinant (hyaluronidase human injection) with the company’s proprietary and non-proprietary small molecule drugs.

Refer to the 2007 Annual Report for further information about the arrangements with Nycomed, Nektar and Halozyme.
Divestitures and Other
Cash inflows relating to divestitures and other in the first quarter of 2008 principally consisted of cash collections from customers relating to previously securitized receivables. In the fourth quarter of 2007, the company repurchased the third party interest in receivables previously sold under the European securitization arrangement, and the European facility was not renewed. Refer to the 2007 Annual Report for further information.
Cash inflows in the first quarter of 2007 principally related to cash proceeds from the divestiture of the TT business. Refer to Note 3 for further information. Cash inflows in both 2008 and 2007 also included collections on retained interests associated with securitization arrangements.
Cash flows from financing activities
Debt Issuances, Net of Payments of Obligations
Net cash outflows relating to debt and other financing obligations in the first quarter of 2008 totaled $455 million, as compared to $206 million in the prior year period. Financing cash outflows related to the settlement of certain cross-currency swaps were $169 million and $147 million during the first quarters of 2008 and 2007, respectively. Refer to the 2007 Annual Report for further information regarding these swaps. Cash outflows in the first quarter of 2008 also included the repayment of the company’s 5.196% notes, which approximated $250 million, upon their maturity in February 2008.
Other Financing Activities
Cash dividend payments totaled $138 million in the first quarter of 2008 and $380 million in the first quarter of 2007. Beginning in 2007, the company converted from an annual to a quarterly dividend payment and increased the dividend by 15% on an annualized basis, to $0.1675 per share per quarter. The final annual dividend of $380 million was paid in January 2007, and the first quarterly dividend was paid in the second quarter of 2007. In November 2007, the board of directors declared a quarterly dividend of $0.2175 per share ($0.87 per share on an annualized basis), which was paid on January 3, 2008 to shareholders of record as of December 10, 2007. This dividend represented an increase of 30% over the previous quarterly rate of $0.1675 per share.
Cash received for stock issued under employee stock plans decreased by $89 million, from $201 million in the first quarter of 2007 to $112 million in the first quarter of 2008, primarily due to a decrease in stock option exercises. Also, realized excess tax benefits of $25 million, principally associated with stock option exercises, were presented as an inflow within the financing section of the statement of cash flows in the first quarter of 2007. No income tax benefits were realized from stock-based compensation during the first quarter of 2008 due to the company’s U.S. net operating loss position. Refer to Note 6 for further information.
Stock repurchases totaled $545 million in the first quarter of 2008 as compared to $270 million in the prior year quarter. As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and current market conditions. In March 2007, the board of directors authorized the repurchase of up to $2.0 billion of the company’s common stock. In March 2008, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock. At March 31, 2008, $2.6 billion remained available under the March 2007 and March 2008 authorizations.
CREDIT FACILITIES AND ACCESS TO CAPITAL
Refer to the 2007 Annual Report for further discussion of the company’s credit facilities and access to capital.
Credit facilities
The company had $1.7 billion of cash and equivalents at March 31, 2008. The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in December 2011. The company also maintains a credit facility denominated in Euros with a maximum capacity of approximately $475 million at March 31, 2008. This facility, which matures in January 2013, replaced the previous Euro-denominated facility, which matured in January 2008. The company’s facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At March 31, 2008, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of the two outstanding facilities at March 31, 2008.

Access to capital
The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt or common stock. There were no changes in the company’s debt ratings in the first quarter of 2008.
The company’s ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for the company’s products, deterioration in the company’s key financial ratios or credit ratings, or other significantly unfavorable changes in conditions. The company believes it has sufficient financial flexibility in the future to issue debt, enter into other financing arrangements, and attract long-term capital on acceptable terms to support the company’s growth objectives.
LEGAL CONTINGENCIES
Refer to Note 7 for a discussion of the company’s legal contingencies. Upon resolution of any of these uncertainties, the company may incur charges in excess of presently established liabilities. While the liability of the company in connection with the claims cannot be estimated with any certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments or enter into material settlements of claims.
CERTAIN REGULATORY MATTERS
The company began to hold shipments of COLLEAGUE infusion pumps in July 2005, and continues to hold shipments of new pumps in the United States. Following a number of Class I recalls (recalls at the highest priority level for the U.S. Food and Drug Administration (FDA)) relating to the performance of the pumps, as well as the seizure litigation described in Note 7, the company entered into a Consent Decree in June 2006 outlining the steps the company must take to resume sales of new pumps in the United States. Additional Class I recalls related to remediation and repair and maintenance activities were addressed by the company in 2007. The Consent Decree provides for reviews of the company’s facilities, processes and controls by the company’s outside expert, followed by the FDA. In December 2007, following the outside expert’s review the FDA inspected and remains in a dialogue with the company with respect to observations from its inspection as well as the validation of modifications to the pump required to be completed in order to secure approval for recommercialization.
As previously disclosed, the company received a Warning Letter from the FDA in March 2005 regarding observations, primarily related to dialysis equipment, that arose from the FDA’s inspection of the company’s manufacturing facility located in Largo, Florida. During 2007, the FDA re-inspected the Largo manufacturing facility and, in a follow-up regulatory meeting, indicated that a number of observations remain open.
In the first quarter of 2008, the company identified an increasing level of severe allergic-type and hypotensive adverse reactions occurring in patients using its heparin sodium injection products in the United States. The company initiated a field corrective action with respect to the products; however, due to users’ needs for the products, the company and the FDA concluded that public health considerations warranted permitting selected dosages of the products to remain in distribution for use where medically necessary until alternate sources became available in the quarter, at which time the company’s products were removed from distribution.
While the company continues to work to resolve the issues described above, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of any other product may not be adversely affected, or that additional legislation or regulation will not be introduced that may adversely affect the company’s operations. Please see “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2007 for additional discussion of regulatory matters.

NEW ACCOUNTING STANDARDS
SFAS No. 161
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). The standard expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The company is in the process of analyzing this new standard, which will be effective for the company in the first quarter of 2009.
SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). The new standard changes the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS No. 160 requires that noncontrolling interests be presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity, and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest will continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, the acquiring company will recognize at fair value, 100% of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The new standard will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The company is in the process of analyzing the standard, which will be adopted by the company at the beginning of 2009.
SFAS No. 141-R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141-R). The new standard changes the accounting for business combinations in a number of significant respects. The key changes include the expansion of transactions that will qualify as business combinations, the capitalization of in-process research and development as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition costs, the expensing of costs associated with restructuring the acquired company, the recognition of contingent consideration at fair value on the acquisition date, and the recognition of post-acquisition date changes in deferred tax asset valuation allowances and acquired income tax uncertainties as income tax expense or benefit. SFAS No. 141-R is effective for business combinations that close in years beginning on or after December 15, 2008, with early adoption prohibited. The company is in the process of analyzing this new standard, which will be adopted by the company at the beginning of 2009.
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
In February 2008, FASB Staff Position (FSP) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the company’s consolidated financial statements. See Note 5 for the fair value measurement disclosures for these assets and liabilities. The company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.
FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including accounting estimates and assumptions, litigation outcomes, statements with respect to infusion pumps and other regulatory matters, expectations with respect to restructuring and acquisition activities, strategic plans, sales and pricing forecasts, the adequacy of credit facilities, estimates of liabilities, management of currency risk, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility and the adequacy of reserves, the effective income tax rate in 2008, statements with respect to ongoing cash flows from the TT business, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:
•	demand for and market acceptance risks for new and existing products, such as ADVATE and IGIV, and other therapies;

•	the company’s ability to identify business development and growth opportunities for existing products and to exit low-margin businesses or products;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales, including with respect to the company’s heparin products;

•	future actions of regulatory bodies and other government authorities that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO pumps;

•	fluctuations in the balance between supply and demand with respect to the market for plasma protein products;

•	reimbursement policies of government agencies and private payers;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of restructuring initiatives;

•	continued developments in the market for transfusion therapies products and Fenwal’s ability to execute with respect to the acquired business;

•	foreign currency fluctuations;

•	change in credit agency ratings; and

•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described under the caption “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2007, all of which are available on the company’s website.
Actual results may differ materially from those projected in the forward-looking statements. The company does not undertake to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Currency Risk
The company uses derivative instruments to hedge the foreign currency risk to earnings relating to certain firm commitments, forecasted transactions, intercompany and third-party receivables, payables and debt denominated in foreign currencies. The company has also historically hedged certain of its net investments in international affiliates, using a combination of debt denominated in foreign currencies and cross-currency swap agreements. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce earnings and shareholders’ equity volatility relating to foreign currency fluctuations. Refer to the caption “Financial Instrument Market Risk” in the company’s 2007 Annual Report for further information.
As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange hedge contracts outstanding at March 31, 2008, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $79 million, which principally related to a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary, would increase by $67 million.
With respect to the company’s net investment hedges, if the U.S. Dollar uniformly weakened by 10%, on a net-of-tax basis, the liability balance of $288 million with respect to those contracts outstanding at March 31, 2008 would increase by $74 million. Any increase or decrease in the fair value of the net investment hedge contracts is almost entirely offset by the change in the value of the hedged net assets.
The sensitivity analysis model recalculates the fair value of the foreign currency option, forward and cross-currency swap contracts outstanding at March 31, 2008 by replacing the actual exchange rates at March 31, 2008 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Financial Instrument Market Risk” in the company’s 2007 Annual Report. There were no significant changes during the quarter ended March 31, 2008.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.
Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.
Changes in Internal Control over Financial Reporting
There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008 and 2007 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2008, and the related condensed consolidated statements of income and cash flows for each of the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for the year then ended, and in our report dated February 26, 2008, we expressed an unqualified opinion on those consolidated financial statements. The consolidated financial statements referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
May 2, 2008

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 7 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the three-month period ended March 31, 2008.
Issuer Purchases of Equity Securities

				Approximate Dollar Value of
	Total Number		Total Number of Shares	Shares that May Yet Be
	of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the
Period	Purchased (1)	Paid per Share	Announced Program (1)	Programs (1)(2)

January 1, 2008 through January 31, 2008	1,197,391	$62.64	1,197,391
February 1, 2008 through February 29, 2008	3,857,304	$60.48	3,857,304
March 1, 2008 through March 31, 2008	4,091,258	$57.69	4,091,258

	9,145,953	$59.51	9,145,953	$2,606,963,542

(1)	In March 2007, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market. During the first quarter of 2008, the company repurchased 9.1 million shares for $545 million under this program, and the remaining authorization totaled $607 million at March 31, 2008. This program does not have an expiration date.

(2)	In March 2008, the company announced that its board of directors authorized the company to repurchase up to an additional $2.0 billion of its common stock on the open market. No repurchases have been made under this authorization. This program does not have an expiration date.

Item 6. Exhibits
Exhibit Index:

Exhibit
Number	Description

15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: May 2, 2008	By:	/s/ Robert M. Davis

Robert M. Davis
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)