Form 10-Q
period 2008-06-30
BAXTER INTERNATIONAL INC
filed 2008-07-29
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 25, 2008 was 627,659,273 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$3,189	$2,829	$6,066	$5,504
Costs and expenses
Cost of goods sold	1,562	1,437	3,059	2,846
Marketing and administrative expenses	703	621	1,343	1,204
Research and development expenses	222	177	412	336
Restructuring charge	—	70	—	70
Net interest expense (income)	25	(1)	42	4
Other expense, net	5	17	4	7

Total costs and expenses	2,517	2,321	4,860	4,467

Income before income taxes	672	508	1,206	1,037
Income tax expense	128	77	233	203

Net income	$544	$431	$973	$834

Earnings per common share
Basic	$0.87	$0.66	$1.55	$1.28

Diluted	$0.85	$0.65	$1.52	$1.26

Weighted average number of common shares outstanding
Basic	626	650	629	650

Diluted	638	661	641	660

Cash dividends declared per common share	$0.218	$0.168	$0.435	$0.335

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		June 30,	December 31,
		2008	2007

Current assets	Cash and equivalents	$2,147	$2,539
	Accounts and other current receivables	2,217	2,026
	Inventories	2,571	2,334
	Other current assets	624	656

	Total current assets	7,559	7,555

Property, plant and equipment, net		4,680	4,487

Other assets	Goodwill	1,761	1,690
	Other intangible assets, net	444	455
	Other	1,026	1,107

	Total other assets	3,231	3,252

Total assets		$15,470	$15,294

Current liabilities	Short-term debt	$40	$45
	Current maturities of long-term debt and lease obligations	22	380
	Accounts payable and accrued liabilities	3,331	3,387

	Total current liabilities	3,393	3,812

Long-term debt and lease obligations		3,172	2,664

Other long-term liabilities		1,686	1,902

Commitments and contingencies

Shareholders' equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2008 and 2007	683	683
	Common stock in treasury, at cost, 58,802,813 shares in 2008 and 49,857,061 shares in 2007	(3,193)	(2,503)
	Additional contributed capital	5,362	5,297
	Retained earnings	5,078	4,379
	Accumulated other comprehensive loss	(711)	(940)

	Total shareholders’ equity	7,219	6,916

Total liabilities and shareholders’ equity		$15,470	$15,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Six months ended
		June 30,
		2008	2007

Cash flows from operating activities	Net income	$973	$834
	Adjustments
	Depreciation and amortization	316	287
	Deferred income taxes	110	18
	Stock compensation	73	63
	Infusion pump and restructuring charges	53	70
	Other	23	37
	Changes in balance sheet items
	Accounts and other current receivables	(93)	(154)
	Inventories	(155)	(170)
	Accounts payable and accrued liabilities	(254)	(91)
	Restructuring payments	(26)	(6)
	Other	62	58

	Cash flows from operating activities	1,082	946

Cash flows from investing activities	Capital expenditures	(364)	(258)
	Acquisitions of and investments in businesses and technologies	(61)	(43)
	Divestitures and other	42	467

	Cash flows from investing activities	(383)	166

Cash flows from financing activities	Issuances of debt	509	57
	Payments of obligations	(675)	(249)
	Cash dividends on common stock	(275)	(489)
	Proceeds from stock issued under employee benefit plans	245	428
	Purchases of treasury stock	(933)	(814)

	Cash flows from financing activities	(1,129)	(1,067)

Effect of currency exchange rate changes on cash and equivalents		38	(44)

(Decrease) increase in cash and equivalents		(392)	1
Cash and equivalents at beginning of period		2,539	2,485

Cash and equivalents at end of period		$2,147	$2,486

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
SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). The new standard changes the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS No. 160 requires that noncontrolling interests be presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity, and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest will continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, the acquiring company will recognize, at fair value, 100% of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The new standard will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The company is in the process of analyzing the standard, which will be adopted by the company at the beginning of 2009.

SFAS No. 141-R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141-R). The new standard changes the accounting for business combinations in a number of significant respects. The key changes include the expansion of transactions that will qualify as business combinations, the capitalization of in-process research and development as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition costs, the expensing of costs associated with restructuring the acquired company, the recognition of contingent consideration at fair value on the acquisition date, and the recognition of post-acquisition date changes in deferred tax asset valuation allowances and acquired income tax uncertainties as income tax expense or benefit. SFAS No. 141-R is effective for business combinations that close in years beginning on or after December 15, 2008, with early adoption prohibited. This new standard will be adopted by the company at the beginning of 2009.
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
2. SUPPLEMENTAL FINANCIAL INFORMATION
Net pension and other postemployment benefits expense
The following is a summary of net expense relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007

Pension benefits
Service cost	$22	$22	$43	$43
Interest cost	51	46	102	92
Expected return on plan assets	(58)	(54)	(116)	(107)
Amortization of net loss, prior service cost and transition obligation	20	25	40	49

Net pension plan expense	$35	$39	$69	$77

OPEB
Service cost	$1	$2	$2	$3
Interest cost	7	7	15	15
Amortization of net loss and prior service cost	—	1	—	2

Net OPEB plan expense	$8	$10	$17	$20

Net interest expense (income)

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007

Interest expense, net of capitalized interest	$39	$31	$76	$60
Interest income	(14)	(32)	(34)	(56)

Net interest expense (income)	$25	$(1)	$42	$4

Comprehensive income
Total comprehensive income was $582 million and $501 million for the three months ended June 30, 2008 and 2007, respectively, and $1,202 million and $965 million for the six months ended June 30, 2008 and 2007, respectively. The increase in comprehensive income in the second quarter of 2008 was due to higher net income and favorable movements in the fair value of the company’s net investment hedges, partially offset by unfavorable movements in currency translation adjustments. The increase in the first half of 2008 was due to higher net income and favorable movements in currency translation adjustments, partially offset by unfavorable movements in the fair value of the company’s net investment hedges.
Effective tax rate
The company’s effective income tax rate was 19.0% and 15.2% in the second quarters of 2008 and 2007, respectively, and 19.3% and 19.6% in the six-month periods ended June 30, 2008 and 2007, respectively. The effective tax rate in the second quarter of 2007 was unusually low due to the extension of tax incentives, the favorable settlement of a tax audit in jurisdictions outside of the United States, and the impact of a restructuring charge recorded in the second quarter of 2007. In the 2007 year-to-date period, these benefits were partially offset by the tax impact of the gain on the divestiture of the Transfusion Therapies (TT) business and related charges. Refer to Note 3 for further information on the TT divestiture and Note 4 for further information on the second quarter 2007 restructuring charge.
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
Employee stock options to purchase 8 million and 7 million shares for the second quarters of 2008 and 2007, respectively, and 8 million and 11 million for the six-month periods ended June 30, 2008 and 2007, respectively, were not included in the computation of diluted EPS because the assumed proceeds were greater than the average market price of the company’s common stock, resulting in an anti-dilutive effect on diluted EPS.
The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007

Basic shares	626	650	629	650
Effect of employee stock options and other dilutive securities	12	11	12	10

Diluted shares	638	661	641	660

Inventories

	June 30,	December 31,
(in millions)	2008	2007

Raw materials	$601	$624
Work in process	828	695
Finished products	1,142	1,015

Total inventories	$2,571	$2,334

Property, plant and equipment, net

	June 30,	December 31,
(in millions)	2008	2007

Property, plant and equipment, at cost	$9,334	$8,824
Accumulated depreciation and amortization	(4,654)	(4,337)

Property, plant and equipment, net	$4,680	$4,487

Goodwill
Goodwill at June 30, 2008 totaled $607 million for the BioScience segment, $988 million for the Medication Delivery segment and $166 million for the Renal segment. Goodwill at December 31, 2007 totaled $587 million for the BioScience segment, $948 million for the Medication Delivery segment and $155 million for the Renal segment. The increase in the goodwill balance is due to foreign currency fluctuations and several small acquisitions completed in the first quarter of 2008.
Other intangible assets, net
The following is a summary of the company’s intangible assets subject to amortization at June 30, 2008 and December 31, 2007.

	Developed
	technology,
(in millions)	including patents	Other	Total

June 30, 2008
Gross other intangible assets	$830	$132	$962
Accumulated amortization	(450)	(75)	(525)

Other intangible assets, net	$380	$57	$437

December 31, 2007
Gross other intangible assets	$848	$130	$978
Accumulated amortization	(458)	(72)	(530)

Other intangible assets, net	$390	$58	$448

The amortization expense for these intangible assets was $14 million for both the three months ended June 30, 2008 and 2007, and $27 million and $29 million for the six months ended June 30, 2008 and 2007, respectively. The anticipated annual amortization expense for intangible assets recorded as of June 30, 2008 is $53 million in 2008, $53 million in 2009, $51 million in 2010, $45 million in 2011, $42 million in 2012 and $38 million in 2013.
Securitization arrangements
The company’s securitization arrangements resulted in net cash inflows of $6 million and $19 million for the three months ended June 30, 2008 and 2007, respectively, and net cash outflows of $10 million and $8 million for the six months ended June 30, 2008 and 2007, respectively. A summary of the activity is as follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007

Sold receivables at beginning of period	$129	$320	$129	$348
Proceeds from sales of receivables	116	414	220	770
Cash collections (remitted to the owners of the receivables)	(110)	(395)	(230)	(778)
Effect of currency exchange rate changes	(11)	(2)	5	(3)

Sold receivables at end of period	$124	$337	$124	$337

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
Under transition agreements, the company is providing manufacturing and support services to Fenwal for a period of time after divestiture, which varies based on the product or service provided and other factors, but generally approximates two years. Due to the company’s actual and expected significant continuing cash flows associated with this business, the company continued to include the results of operations of TT in the company’s results of continuing operations through the February 28, 2007 sale date. No facts or circumstances arose subsequent to the divestiture date that changed the initial expectation of significant continuing cash flows. Revenues associated with the manufacturing, distribution and other transition services provided by the company, which were $42 million and $47 million in the three months ended June 30, 2008 and 2007, respectively, and $86 million and $56 million in the six months ended June 30, 2008 and 2007, respectively, are reported at the corporate headquarters level and not allocated to a segment. Included in these revenues were $6 million and $14 million in the second quarter and first half of 2008, respectively, of deferred revenue related to the manufacturing, distribution and other transition agreements. As of June 30, 2008, deferred revenue that will be recognized in the future as the services under these arrangements are performed totaled $15 million.
In the first quarter of 2007, the company recorded a pre-tax gain on the sale of the TT business of $58 million. In the first quarter of 2008, the company recorded an income adjustment to the gain of $16 million as a result of the finalization of the net assets transferred in the divestiture.
In connection with the TT divestiture, in the first quarter of 2007, the company recorded a $35 million pre-tax charge principally associated with severance and other employee-related costs. Reserve utilization through June 30, 2008 was $7 million. The reserve is expected to be substantially utilized by the end of 2009, and the company believes that the reserves are adequate. However, adjustments may be recorded in the future as the transition is completed.
The gain on the sale of the TT business and the related charges and adjustments in 2008 and 2007 were recorded in other expense, net on the consolidated statements of income.
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

Restructuring reserves
The following table summarizes cash activity in the company’s 2007 and 2004 restructuring charges.

	Employee-	Contractual
	related	and other
(in millions)	costs	costs	Total

2004 Charge	$212	$135	$347
Utilization and adjustments in 2004, 2005 and 2006	(198)	(94)	(292)

Reserve at December 31, 2006	14	41	55
2007 Charge	46	7	53
Utilization	(15)	(12)	(27)

Reserve at December 31, 2007	45	36	81
Utilization	(6)	(6)	(12)

Reserve at March 31, 2008	39	30	69
Utilization	(6)	(5)	(11)

Reserve at June 30, 2008	$33	$25	$58

Restructuring reserve utilization in the second quarter of 2008 totaled $11 million, with $4 million relating to the 2007 program and $7 million relating to the 2004 program. The 2007 and 2004 reserves are expected to be utilized by the end of 2009, with the majority of the payments to be made in 2008. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.
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

The following table summarizes cash activity in the company’s COLLEAGUE infusion pump reserves through June 30, 2008.

(in millions)

Charges in 2005 and 2006	$157
Utilization and adjustments in 2005 through 2007	(87)

Reserve at December 31, 2007	70
Charge	39
Utilization	(12)

Reserve at March 31, 2008	97
Utilization	(11)

Reserve at June 30, 2008	$86

The majority of the remaining infusion pump reserves are expected to be utilized in 2008 and 2009.
Heparin
During the first quarter of 2008, the company recorded a charge of $19 million related to the company’s recall of its heparin sodium injection products in the United States. During the first quarter of 2008, the company identified an increasing level of allergic-type and hypotensive adverse reactions occurring in patients using its heparin sodium injection products in the United States, and initiated a field corrective action with respect to these products.
Included in the charge were $14 million of asset impairments, primarily heparin inventory that will not be sold, and $5 million of cash costs related to the recall. The reserve for cash costs is expected to be substantially utilized by the end of 2008.
The company’s sales of these heparin products totaled approximately $30 million in 2007.
5. DEBT, NET INVESTMENT HEDGES AND FAIR VALUE MEASUREMENTS
Debt
The company repaid its 5.196% notes, which approximated $250 million, upon their maturity in February 2008. In May 2008, the company issued $500 million of senior unsecured notes, maturing in June 2018 and bearing a 5.375% coupon rate. The net proceeds are being used for general corporate purposes, including the settlement of certain cross-currency swaps (including swaps originally designated as net investment hedges and mirror, or offsetting, swaps), as further described below.
Net Investment Hedges
During the first half of 2008 and 2007, the company terminated certain cross-currency and mirror swaps, resulting in net settlement payments of $288 million and $178 million, respectively. The remaining swap liability of $268 million at June 30, 2008 has not been fixed by mirror swaps and matures in 2009. Refer to the 2007 Annual Report for further information regarding these swaps.
In accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” when the cross-currency swaps are settled, the cash flows are reported within the financing section of the consolidated statement of cash flows. When the mirror swaps were settled, the cash flows were reported in the operating section of the consolidated statement of cash flows. Of the $288 million of net settlement payments in the first half of 2008, $300 million of cash outflows were included in the financing section and $12 million of cash inflows were included in the operating section. Of the $178 million of net settlement payments in the first half of 2007, $147 million of cash outflows were included in the financing section and $31 million of cash outflows were included in the operating section.

Fair Value Measurements
The following table summarizes the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the balance sheet.

		Basis of Fair Value Measurement
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance at	Identical Assets	Observable Inputs	Inputs
(in millions)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$43	$—	$43	$—
Interest rate hedges	2	—	2	—
Equity securities	12	12	—	—

Total assets	$57	$12	$45	$—

Liabilities
Foreign currency hedges	$127	$—	$127	$—
Net investment hedges	268	—	268	—

Total liabilities	$395	$—	$395	$—

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
6. COMMON STOCK
Stock-based compensation plans
Stock compensation expense totaled $35 million and $36 million for the three months ended June 30, 2008 and 2007, respectively, and $73 million and $63 million for the six months ended June 30, 2008 and 2007, respectively. Approximately three-quarters of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of goods sold and research and development expenses.
In March 2008, the company made its annual stock compensation grants, which consisted of approximately 7 million stock options and 0.7 million performance share units (PSUs). Stock compensation grants made in the second quarter of 2008 were not material.
Stock options
The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average fair values, were as follows.

	Six months ended
	June 30,
	2008	2007

Expected volatility	23.7%	23.4%
Expected life (in years)	4.5	4.5
Risk-free interest rate	2.4%	4.5%
Dividend yield	1.5%	1.2%
Fair value per stock option	$12	$13

The total intrinsic value of stock options exercised was $71 million and $103 million during the three months ended June 30, 2008 and 2007, respectively, and $132 million and $188 million during the six months ended June 30, 2008 and 2007, respectively.
As of June 30, 2008, $127 million of pre-tax unrecognized compensation cost related to all unvested stock options is expected to be recognized as expense over a weighted-average period of 2.1 years.

Performance share and restricted stock units
The assumptions used in estimating the fair value of PSUs granted during the period, along with the fair values, were as follows.

	Six months ended
	June 30,
	2008	2007

Baxter volatility	19.7%	17.8%
Peer group volatility	12.4%-37.1%	13.0%-38.6%
Correlation of returns	0.12-0.40	0.09-0.34
Risk-free interest rate	1.9%	4.5%
Dividend yield	1.5%	1.2%
Fair value per PSU	$64	$64

As of June 30, 2008, pre-tax unrecognized compensation cost related to all unvested PSUs of $43 million is expected to be recognized as expense over a weighted-average period of 2.2 years, and pre-tax unrecognized compensation cost related to all unvested restricted stock units of $18 million is expected to be recognized as expense over a weighted-average period of 1.7 years.
Realized excess income tax benefits
Realized excess tax benefits associated with stock-based compensation are required to be presented on the statement of cash flows as an outflow within the operating section and an inflow within the financing section. No income tax benefits were realized from stock-based compensation during the first half of 2008 or 2007, due to the company’s U.S. net operating loss position.
Stock repurchases
As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and current market conditions. During the three- and six-month periods ended June 30, 2008, the company repurchased 6.4 million shares and 15.5 million shares for $388 million and $933 million, respectively, under the board of directors’ March 2007 $2.0 billion share repurchase authorization. In March 2008, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock. At June 30, 2008, $2.2 billion remained available under the March 2007 and March 2008 authorizations.
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
Patent Litigation
ADVATE Litigation
In April 2003, A. Nattermann & Cie GmbH and Aventis Behring L.L.C. filed a patent infringement lawsuit in the U.S.D.C. for the District of Delaware naming Baxter Healthcare Corporation as the defendant. In November 2003, the lawsuit was dismissed without prejudice. The complaint, which sought injunctive relief, alleged that Baxter’s planned manufacture and sale of ADVATE would infringe U.S. Patent No. 5,565,427. In October 2003, reexamination proceedings were initiated in the U.S. Patent and Trademark Office. During these proceedings certain of the original claims were amended or rejected, and new claims were added. On October 10, 2006, the Patent Office issued a reexamination certificate and subsequently on October 16, 2006, Aventis Pharma S.A. again filed a patent infringement lawsuit naming Baxter Healthcare Corporation as the defendant in the U.S.D.C. for the

District of Delaware. The parties resolved this matter through binding arbitration in the second quarter of 2008. Pursuant to the resulting arbitration agreement, the parties entered into a license agreement requiring modest royalty payments from the company.
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
Related actions are pending in various jurisdictions in the United States and abroad. Another patent infringement action against Baxter remains pending in the U.S.D.C. for the Northern District of Illinois on a related patent owned by Abbott and Central Glass. Baxter has filed a motion asserting that judgment of non-infringement and invalidity should be entered based in part on findings made in the earlier case. In May 2005, Abbott and Central Glass filed suit in the Tokyo District Court on a counterpart Japanese patent and in September 2006, the Tokyo District Court ruled in favor of Abbott and Central Glass on this matter. Baxter has appealed this decision. In June 2005, Baxter filed suit in the High Court of Justice in London, England seeking revocation of the U.K. part of the related European patent and a declaration of non-infringement. In March 2007, the High Court ruled in Baxter’s favor, concluding that the U.K. patent was invalid. In 2007, Abbott brought a patent infringement action against Baxter in the Cali Circuit Court of Colombia based on a Colombian counterpart patent, and obtained an injunction preliminarily prohibiting the approval of Baxter’s generic sevoflurane in Colombia during the pendency of the infringement suit. In May 2008, the Court issued a decision maintaining the injunction, but suspending it during an appeal of the Court’s decision, which appeal was immediately granted. Parallel opposition proceedings in the European and Japanese Patent Offices, or on appeal from those Offices, seeking to revoke certain versions of the patent are also pending.
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
In connection with the recall of heparin products in the United States described in Note 4, approximately 40 lawsuits, some of which are purported class actions, have been filed alleging that plaintiffs suffered allergic or hypotensive symptoms following the administration of heparin, in some cases resulting in fatalities. In June 2008, a number of these cases were consolidated in the U.S.D.C. for the Northern District of Ohio for pretrial case management under the Multi District Litigation rules. These cases are each in their earliest stages of litigation.
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
As of June 30, 2008, the company has been named as a defendant, along with others, in approximately 125 lawsuits filed in various state and U.S. federal courts, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or attention deficit disorders as a result of exposure to vaccines for childhood diseases containing the preservative, thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as by other companies.
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
Certain items are maintained at the corporate level and are not allocated to the segments. They primarily include most of the company’s debt and cash and equivalents and related net interest expense (income), certain foreign exchange fluctuations and the majority of the foreign currency and interest rate hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, deferred income taxes, certain litigation liabilities and related insurance receivables, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal.
Financial information for the company’s segments for the three and six months ended June 30 is as follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007

Net sales
BioScience	$1,385	$1,190	$2,595	$2,341
Medication Delivery	1,164	1,039	2,229	2,029
Renal	598	553	1,156	1,078
Transition services to Fenwal	42	47	86	56

Total net sales	$3,189	$2,829	$6,066	$5,504

Pre-tax income
BioScience	$565	$462	$1,065	$874
Medication Delivery	208	172	300	325
Renal	83	96	160	189

Total pre-tax income from segments	$856	$730	$1,525	$1,388

Net sales and pre-tax income for the BioScience segment include sales of TT products until the completion of the sale of the TT business on February 28, 2007. Transition services to Fenwal represents revenues associated with manufacturing, distribution and other services provided by the company to Fenwal subsequent to the divestiture. Refer to Note 3 for further information.
The following is a reconciliation of segment pre-tax income to income before income taxes per the consolidated income statements.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007

Total pre-tax income from segments	$856	$730	$1,525	$1,388
Unallocated amounts
Net interest (expense) income	(25)	1	(42)	(4)
Restructuring charge	—	(70)	—	(70)
Certain foreign currency fluctuations and hedging activities	9	(1)	10	(9)
Stock compensation	(35)	(36)	(73)	(63)
Other corporate expenses, net	(133)	(116)	(214)	(205)

Income before income taxes	$672	$508	$1,206	$1,037

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the 2007 Annual Report for management’s discussion and analysis of the financial condition and results of operations of the company for the year ended December 31, 2007. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and six months ended June 30, 2008.
RESULTS OF OPERATIONS
NET SALES

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2008	2007	change		2008	2007	change

BioScience	$1,385	$1,190	16%		$2,595	$2,341	11%
Medication Delivery	1,164	1,039	12%		2,229	2,029	10%
Renal	598	553	8%		1,156	1,078	7%
Transition services to Fenwal Inc.	42	47	(11%	)	86	56	54%

Total net sales	$3,189	$2,829	13%		$6,066	$5,504	10%

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2008	2007	change	2008	2007	change

International	$1,948	$1,633	19%	$3,646	$3,169	15%
United States	1,241	1,196	4%	2,420	2,335	4%

Total net sales	$3,189	$2,829	13%	$6,066	$5,504	10%

Foreign currency fluctuations benefited sales growth by 8 and 7 percentage points in the three- and six-month periods ending June 30, 2008, respectively, principally due to the weakening of the U.S. Dollar relative to the Euro in both periods.

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2008	2007	change		2008	2007	change

Total net sales	$3,189	$2,829	13%		$6,066	$5,504	10%
Pre-divestiture sales of Transfusion Therapies products (included in BioScience segment through the February 28, 2007 divestiture date)	—	—	N/A		—	79	(100%	)
Transition services to Fenwal Inc. (subsequent to the February 28, 2007 divestiture date)	42	47	(11%	)	86	56	54%

Total net sales excluding Transfusion Therapies	$3,147	$2,782	13%		$5,980	$5,369	11%

Net sales excluding Transfusion Therapies (TT) increased 13% and 11% in the three- and six-month periods ended June 30, 2008 (including an 8 percentage point and a 6 percentage point favorable impact from foreign currency fluctuations in the three- and six-month periods ended June 30, 2008, respectively). Management believes that net sales and sales growth excluding TT facilitates a more meaningful analysis of the company’s net sales growth due to the divestiture of this business in 2007. See Note 3 for further information regarding the divestiture of the TT business.
BioScience
Net sales in the BioScience segment increased 16% and 11% for the three- and six-month periods ended June 30, 2008 (including an 8 and 7 percentage point favorable impact from foreign currency fluctuations in the three- and six-month periods ended June 30, 2008, respectively).

The following is a summary of sales by significant product line.

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2008	2007	change		2008	2007	change

Recombinants	$508	$431	18%		$944	$819	15%
Plasma Proteins	291	243	20%		551	468	18%
Antibody Therapy	315	238	32%		601	460	31%
Regenerative Medicine	109	87	25%		203	169	20%
Transfusion Therapies	—	—	N/A		—	79	(100%	)
Other	162	191	(15%	)	296	346	(14%	)

Total net sales	$1,385	$1,190	16%		$2,595	$2,341	11%

Recombinants
The primary driver of sales growth in the Recombinants product line during the second quarter and first half of 2008 was increased sales volume of recombinant factor VIII therapies. Factor VIII products are used in the treatment of hemophilia A, which is a bleeding disorder caused by a deficiency in blood clotting factor VIII. Sales growth was fueled by the continuing adoption by customers of the advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, with strong patient conversion in both the United States and international markets, and increased demand for new dosage forms that reduce both the volume of drug and infusion time required for hemophilia patients needing high doses of factor VIII. Sales of ADVATE totaled approximately $720 million in the first half of 2008, compared to approximately $560 million in the first half of 2007.
Plasma Proteins
Plasma Proteins include specialty therapeutics, such as FEIBA, an anti-inhibitor coagulant complex, and ARALAST (alpha 1-proteinase inhibitor (human)) for the treatment of hereditary emphysema, plasma-derived hemophilia treatments and albumin. Sales growth in the second quarter and first half of 2008 was driven by strong sales of albumin, plasma-derived factor VIII, FEIBA and ARALAST, with both volume and pricing improvements contributing to the sales growth of these products.
Antibody Therapy
Higher sales of IGIV (immune globulin intravenous), which is used in the treatment of immune deficiencies, fueled sales growth during the second quarter and first half of 2008, with increased volume, continuing improvements in pricing in the United States and Europe, and continuing customer conversions to the liquid formulation of the product. Because it does not need to be reconstituted prior to infusion, the higher-yielding liquid formulation offers added convenience for clinicians and patients.
Regenerative Medicine
This product line principally includes plasma-based and non-plasma-based biosurgery products for hemostasis (the stoppage of bleeding) and wound-sealing. Growth in the second quarter and first half of 2008 was driven by increased sales of the company’s FLOSEAL and COSEAL sealants.
Transfusion Therapies
The transfusion therapies product line included products and systems for use in the collection and preparation of blood and blood components. See Note 3 for information regarding the company’s February 28, 2007 sale of substantially all of the assets and liabilities of this business.
Other
Other BioScience products primarily consist of vaccines and sales of plasma to third parties. The decrease in sales in this product line in the second quarter and first half of 2008 was primarily due to the transfer of marketing and distribution rights for recombinant FIX (BeneFIX) back to Wyeth effective June 30, 2007. Sales of BeneFIX were approximately $65 million and $110 million in the second quarter and first half of 2007, respectively. Also contributing to the decrease in sales in the year-to-date period were significant shipments of candidate H5N1 influenza vaccine to various governments worldwide in the first quarter of 2007. Partially offsetting these declines in the second quarter and first half of 2008 were strong international sales of FSME Immun (for the prevention of tick-borne encephalitis), due to both volume and pricing improvements. Sales of vaccines may fluctuate from period to period based on the seasonal nature of demand, timing of government tenders and new supply agreements.

Medication Delivery
Net sales for the Medication Delivery segment increased 12% and 10% for the three- and six-month periods ended June 30, 2008 (including a 7 and 6 percentage point favorable impact from foreign currency fluctuations in the three- and six-month periods ended June 30, 2008, respectively).
The following is a summary of sales by significant product line.

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2008	2007	change	2008	2007	change

IV Therapies	$408	$346	18%	$779	$666	17%
Global Injectables	393	381	3%	761	742	3%
Infusion Systems	229	208	10%	449	417	8%
Anesthesia	122	96	27%	221	185	19%
Other	12	8	50%	19	19	0%

Total net sales	$1,164	$1,039	12%	$2,229	$2,029	10%

IV Therapies
This product line principally consists of intravenous (IV) solutions and nutritional products. Growth for the second quarter and first half of 2008 was principally driven by increased demand for IV therapy products in Europe, Latin America, and Asia, particularly in China, and strong international sales of nutritional products. Also impacting sales growth in the second quarter and first half of 2008 were pricing improvements for IV therapy products in the United States and the favorable impact of foreign currency fluctuations.
Global Injectables
This product line primarily consists of the company’s pharmaceutical company partnering business, enhanced packaging, premixed drugs and generic injectables. Sales growth in the second quarter and first half of 2008 was driven by strong international sales in the pharmacy-compounding business and the favorable impact of foreign currency fluctuations. Partially offsetting this growth in both periods was a decline in the pharmaceutical company partnering business in the United States and lower sales of generic injectables, principally due to the transfer of marketing and distribution rights for generic propofol back to Teva Pharmaceutical Industries Ltd. effective July 1, 2007. Sales of propofol totaled approximately $10 million and $35 million in the second quarter and first half of 2007, respectively.
Infusion Systems
Sales growth in the second quarter and first half of 2008 was driven by increased sales of disposable tubing sets used in the administration of IV solutions, the favorable impact of foreign currency fluctuations, and in the second quarter, increased revenues relating to COLLEAGUE infusion pumps which remain in use as the remediation plan is executed. Refer to Note 4 and the “Certain Regulatory Matters” section below for additional information related to the COLLEAGUE infusion pump.
Anesthesia
Sales growth in the second quarter and first half of 2008 was driven by the launch of sevoflurane in additional geographic markets and strong sales of SUPRANE (desflurane, USP) internationally and, in the second quarter, in the United States.
Renal
Net sales in the Renal segment increased 8% and 7% for the three- and six-month periods ended June 30, 2008 (including a 9 and 8 percentage point favorable impact from foreign currency fluctuations in the three- and six-month periods ended June 30, 2008, respectively).
The following is a summary of sales by significant product line.

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2008	2007	change	2008	2007	change

PD Therapy	$479	$443	8%	$924	$862	7%
HD Therapy	119	110	8%	232	216	7%

Total net sales	$598	$553	8%	$1,156	$1,078	7%

PD Therapy
Peritoneal dialysis, or PD Therapy, is a dialysis treatment method for end-stage renal disease. PD Therapy, which is used primarily at home, uses the peritoneal membrane, or abdominal lining, as a natural filter to remove waste from the bloodstream. Excluding the impact of foreign currency, sales declined slightly in the second quarter and first half of 2008, as increased numbers of patients in Asia (particularly in China), the United States, and Central and Eastern Europe were more than offset by the loss of a government tender in Mexico in the first quarter of 2008. Increased penetration of PD Therapy products continues to be strong in emerging markets, where many people with end-stage renal disease are currently under-treated.
HD Therapy
Hemodialysis, or HD Therapy, is another form of end-stage renal disease dialysis therapy that is generally performed in a hospital or outpatient center. In HD Therapy, the patient’s blood is pumped outside the body to be cleansed of wastes and fluid using a machine and an external filter, also known as a dialyzer. The sales growth during the second quarter and first half of 2008 was principally driven by the favorable impact of foreign exchange, which was partially offset, particularly in the second quarter, by lower saline sales.
Transition Services to Fenwal Inc.
Net sales in this category represents revenues associated with manufacturing, distribution and other services provided by the company to Fenwal Inc. (Fenwal) subsequent to the divestiture of the TT business on February 28, 2007. See Note 3 for further information.
GROSS MARGIN AND EXPENSE RATIOS

	Three months ended			Six months ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change

Gross margin	51.0%	49.2%	1.8 pts	49.6%	48.3%	1.3 pts
Marketing and administrative expenses	22.0%	22.0%	0 pts	22.1%	21.9%	0.2 pts

Gross Margin
The improvement in gross margin in the second quarter and first half of 2008 was principally driven by continued customer conversion to ADVATE and the liquid formulation of IGIV, manufacturing efficiencies, improved pricing for certain plasma protein and other products, and strong sales of certain vaccines. In the second quarter, these factors were partially offset by increased raw material and other costs.
The first half of 2008 also included charges of $53 million related to COLLEAGUE infusion pumps and $19 million related to the company’s recall of its heparin products in the United States. These charges decreased the gross margin by 1.2 percentage points in the first half of the year. Refer to Note 4 for further information on these charges.
Marketing and Administrative Expenses
The marketing and administrative expense ratio was flat in the second quarter of 2008, and slightly higher in the first half of 2008 than the first half of 2007. The increase in the first half of 2008 was principally due to an increase in stock compensation costs and spending related to certain marketing programs, particularly in the BioScience segment, partially offset by a reduction in expenses due to the TT divestiture. Refer to Note 3 for further information about the TT divestiture.
RESEARCH AND DEVELOPMENT

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2008	2007	change	2008	2007	change

Research and development (R&D) expenses	$222	$177	25%	$412	$336	23%
As a percent of sales	7.0%	6.3%		6.8%	6.1%

R&D expenses increased during the second quarter and first half of 2008 with strong growth in spending on R&D projects across all three of the company’s businesses, particularly BioScience, reflecting the company’s commitment to accelerate R&D investments. Foreign currency fluctuations also contributed to the increase in R&D expenses in both periods. Included in R&D expenses in the second quarter of 2007 was an $11 million in-process R&D charge relating to the acquisition of certain assets of MAAS Medical, LLC (MAAS Medical). Refer to the 2007 Annual Report for a discussion of the company’s R&D pipeline and the acquisition of MAAS Medical.
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
Included in the charge was $17 million related to asset impairments and $53 million for cash costs, principally pertaining to severance and other employee-related costs. The reserve for cash costs is expected to be utilized by the end of 2009. Refer to Note 4 for further information, including reserve utilization through June 30, 2008. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed. Cash expenditures are being funded with cash generated from operations.
NET INTEREST EXPENSE (INCOME)
Net interest expense (income) was $25 million and ($1) million in the second quarters of 2008 and 2007, respectively, and $42 million and $4 million for the six months ended June 30, 2008 and 2007, respectively. The increased expense was driven by lower average cash balances, partially due to share repurchases in the quarter and year-to-date period, lower U.S. interest rates, and higher average debt levels, principally due to the December 2007 issuance of $500 million of senior unsecured notes and the May 2008 issuance of $500 million of senior unsecured notes.
OTHER EXPENSE, NET
Other expense, net was $5 million and $17 million during the second quarters of 2008 and 2007, respectively, and $4 million and $7 million during the six-month periods ended June 30, 2008 and 2007, respectively. Other expense, net in both periods principally included amounts relating to foreign exchange, minority interests and equity method investments. Other expense, net in the first half of 2008 included $16 million of income related to the finalization of the net assets transferred in the divestiture of the TT business. Other expense, net in the first half of 2007 included a gain on the sale of the TT business of $58 million less related charges of $35 million. See Note 3 for further information.
PRE-TAX INCOME
Refer to Note 8 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.
BioScience
Pre-tax income increased 22% for both the three- and six- month periods ended June 30, 2008. The primary drivers of the increase in both periods were the continued customer conversion to ADVATE and the liquid formulation of IGIV, improved pricing of certain plasma protein products, strong sales of certain vaccines, manufacturing efficiencies and the favorable impact of foreign currency fluctuations. Partially offsetting this growth was higher spending on new marketing programs and increased R&D spending related to product development and milestone payments to partners.
Medication Delivery
Pre-tax income increased 21% for the three-month period ended June 30, 2008 and decreased 8% for the six-month period ended June 30, 2008. The increase in the second quarter was driven by an improved product mix, with increased sales of certain higher-margin products such as SUPRANE and sevoflurane, as well as the favorable impact of foreign currency fluctuations. In the year-to-date period, these factors were more than offset by the impact of the first quarter 2008 charges of $53 million related to COLLEAGUE infusion pumps and $19 million related to the company’s recall of its heparin products in the United States. See Note 4 for further information about these charges. Also unfavorably impacting pre-tax earnings in both periods was increased spending on marketing programs and R&D.
Renal
Pre-tax income decreased 14% and 15% for the three- and six-month periods ended June 30, 2008. The decrease in both periods was principally due to the loss of a PD tender in Mexico, and increased spending on marketing programs and new product development, including a next-generation home HD machine, partially offset by the favorable impact of foreign currency fluctuations.
Other
Certain items are maintained at the company’s corporate level and are not allocated to the segments. These items primarily include net interest expense (income), certain foreign currency fluctuations and the majority of the foreign currency and interest rate hedging activities, stock compensation expense, income and expense related to certain non-strategic investments, corporate headquarters costs, certain employee benefit plan costs, certain nonrecurring gains and losses, and income related to the manufacturing, distribution and other transition agreements with Fenwal. Refer to Note 8 for a reconciliation of segment pre-tax income to income before income taxes per the consolidated income statements. The significant factors impacting these other items are described below.
Refer to the discussion above regarding net interest expense (income). The increase in stock compensation expense in the year-to-date period was principally due to changes in the company’s stock compensation programs, including the granting of performance share units beginning in 2007 and an amendment to the company’s employee stock purchase plan effective January 1, 2008. Refer to the 2007 Annual Report for further information regarding these changes.
The increase in other corporate expenses, net in both the second quarter and first half of 2008 was primarily driven by increased legal and other costs held at corporate, partially offset by the impact of the second quarter 2007 acquisition of MAAS Medical. Also contributing to the increase in other corporate expenses, net in the year-to-date period was income in the first quarter of 2007 related to the divestiture of the TT business, partially offset by income in the first quarter of 2008 related to the finalization of the net assets transferred in the divestiture of the TT business and the impact of a voluntary contribution to the Baxter International Foundation in the first quarter of 2007. Refer to Note 3 for further information regarding the divestiture of the TT business and the 2007 Annual Report for further information regarding the acquisition of MAAS Medical.
INCOME TAXES
The company’s effective income tax rate was 19.0% and 15.2% in the second quarters of 2008 and 2007, respectively, and 19.3% and 19.6% in the six-month periods ended June 30, 2008 and 2007, respectively. The effective tax rate in the second quarter of 2007 was unusually low due to the extension of tax incentives, the favorable settlement of a tax audit in jurisdictions outside of the United States, and the impact of a restructuring charge recorded in the second quarter of 2007. In the year-to-date period, these 2007 benefits were partially offset by the tax impact of the gain on the first quarter 2007 divestiture of the TT business and related charges. Refer to Note 3 for further information on the TT divestiture and Note 4 for further information on the second quarter 2007 restructuring charge. The company anticipates that the effective tax rate will be approximately 19.0% for full-year 2008, excluding any impact from additional audit developments or other special items.
INCOME AND EARNINGS PER DILUTED SHARE
Net income was $544 million and $431 million for the three months ended June 30, 2008 and 2007, respectively, and $973 million and $834 million for the six months ended June 30, 2008 and 2007, respectively. Net income per diluted share was $0.85 and $0.65 for the three months ended June 30, 2008 and 2007, respectively, and $1.52 and $1.26 for the six months ended June 30, 2008 and 2007, respectively. The significant factors and events contributing to the changes are discussed above.

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
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operating activities
Cash flows from operating activities increased during the first half of 2008 as compared to the prior year, totaling $1,082 million in 2008 and $946 million in 2007. The increase in cash flows was primarily due to higher earnings (before non-cash items) and the other factors discussed below.
Accounts Receivable
Cash outflows relating to accounts receivable decreased during the first half of 2008 as compared to the prior year. Days sales outstanding increased from 56.0 days at June 30, 2007 to 56.8 days at June 30, 2008, primarily due to a shift in the geographic mix of sales to certain international locations with longer collection periods and a decrease in cash proceeds from the securitization and factoring of receivables, principally due to the termination of the European securitization arrangement in the fourth quarter of 2007. See the 2007 Annual Report for further information.
Inventories
Cash outflows relating to inventories decreased in 2008. The following is a summary of inventories at June 30, 2008 and December 31, 2007, as well as inventory turns for the six months ended June 30, 2008 and 2007, by segment.

	Inventories		Annualized inventory turns
	June 30,	December 31,	for the six months ended June 30,
(in millions, except inventory turn data)	2008	2007	2008	2007

BioScience	$1,379	$1,234	1.45	1.85
Medication Delivery	879	826	3.12	2.95
Renal	274	236	3.91	4.47
Other	39	38	—	—

Total	$2,571	$2,334	2.30	2.55

The lower inventory turns in the BioScience segment were primarily due to an increase in plasma inventories in anticipation of a planned facility shutdown in the third quarter, planned increases in stock levels of certain plasma protein products to ensure continuity of care, and the impact of foreign currency fluctuations.
Liabilities, Restructuring Payments and Other
Cash outflows related to liabilities, restructuring payments and other increased in the first six months of 2008 as compared to the prior year period, principally driven by the timing of the payment of trade accounts payable. Also contributing to the increase in cash outflows were the impact of cash inflows in the first quarter of 2007 of $52 million resulting from a prepayment relating to the Fenwal manufacturing, distribution and other transition agreements. Refer to Note 3 for further information regarding the agreements with Fenwal. Also contributing to the increase in cash outflows were payments related to the company’s restructuring programs, which increased by $20 million in the first half of 2008.
Partially offsetting these increases in cash outflows were the settlements of certain mirror cross-currency swaps, which resulted in operating cash inflows of $12 million in the first half of 2008 as compared to cash outflows of $31 million in the first half of 2007. Refer to the 2007 Annual Report for further information regarding these swaps.
Cash flows from investing activities
Capital Expenditures

Capital expenditures increased $106 million for the six months ended June 30, 2008, from $258 million in 2007 to $364 million in 2008. The company is investing in various multi-year capital projects across its three segments, including ongoing projects to upgrade facilities or increase manufacturing capacity for global injectables, plasma-based (including antibody therapy) and other products. Foreign currency fluctuations also contributed to the increase in capital expenditures in both periods.
Acquisitions of and Investments in Businesses and Technologies
Cash outflows relating to acquisitions of and investments in businesses and technologies of $61 million in the first half of 2008 principally related to an IV solutions business in China and certain smaller acquisitions and investments. Included in the cash outflows in the first half of 2008 were payments of $10 million related to the company’s fourth quarter 2007 agreement with Nycomed Pharma AS (Nycomed) to market and distribute Nycomed’s TachoSil surgical patch in the United States, and $5 million related to the fourth quarter 2007 amendment of the company’s exclusive R&D, license and manufacturing agreement with Nektar Therapeutics (Nektar) to include the use of Nektar’s proprietary PEGylation technology in the development of longer-acting forms of blood clotting proteins.
Cash outflows relating to the acquisitions of and investments in businesses and technologies of $43 million in the first half of 2007 principally related to the expansion of the company’s existing agreements with Halozyme Therapeutics, Inc. (Halozyme) to include the use of HYLENEX recombinant (hyaluronidase human injection) with the company’s proprietary and non-proprietary small molecule drugs. The cash outflows in the first half of 2007 also included $11 million for the acquisition of certain assets of MAAS Medical, a company that specializes in infusion systems technology.
Refer to the 2007 Annual Report for further information about the arrangements with Nycomed, Nektar and Halozyme, and the acquisition of MAAS Medical.
Divestitures and Other
Cash inflows relating to divestitures and other in the first half of 2008 principally consisted of cash collections from customers relating to previously securitized receivables. In the fourth quarter of 2007, the company repurchased the third party interest in receivables previously sold under the European securitization arrangement, and the European facility was not renewed. Refer to the 2007 Annual Report for further information.
Cash inflows in the first half of 2007 principally related to cash proceeds from the divestiture of the TT business. Refer to Note 3 for further information. Cash inflows in both 2008 and 2007 also included collections on retained interests associated with securitization arrangements.
Cash flows from financing activities
Debt Issuances and Payments of Obligations
Net cash outflows relating to debt issuances and payments of obligations in the first half of 2008 totaled $166 million, as compared to $192 million in the prior year period. Debt issuances in the first half of 2008 principally related to the May 2008 issuance of $500 million of senior unsecured notes, maturing in June 2018 and bearing a 5.375% coupon rate. The net proceeds are being used for general corporate purposes, including the settlement of certain cross-currency swaps, as further described below.
Financing cash outflows related to the settlement of certain cross-currency swaps were $300 million and $147 million during the first half of 2008 and 2007, respectively. Refer to the 2007 Annual Report for further information regarding these swaps. Payments of obligations in the first half of 2008 also included the repayment of the company’s 5.196% notes, which approximated $250 million, upon their maturity in February 2008.
Other Financing Activities
Cash dividend payments totaled $275 million in the first half of 2008 and $489 million in the first half of 2007. Beginning in 2007, the company converted from an annual to a quarterly dividend payment and increased the dividend by 15% on an annualized basis, to $0.1675 per share per quarter. The final annual dividend of $380 million was paid in January 2007, and the first quarterly dividend of $109 million was paid in the second quarter of 2007. In the first half of 2008, the company paid quarterly dividends of $0.2175 per share ($0.87 per share on an annualized basis), which represented an increase of 30% over the previous quarterly rate of $0.1675 per share.
Cash proceeds from stock issued under employee benefit plans decreased by $183 million, from $428 million in the first half of 2007 to $245 million in the first half of 2008, primarily driven by a decrease in stock option exercises, as a lower level of exercisable options were outstanding during the first half of 2008 as compared to the first half of 2007.
Stock repurchases totaled $933 million in the first half of 2008 as compared to $814 million in the prior year period. As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and current market conditions. In March 2007, the board of directors authorized the repurchase of up to $2.0 billion of the company’s common stock. In March 2008, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock. At June 30, 2008, $2.2 billion remained available under the March 2007 and March 2008 authorizations.
CREDIT FACILITIES AND ACCESS TO CAPITAL
Refer to the 2007 Annual Report for further discussion of the company’s credit facilities and access to capital.
Credit facilities
The company had $2.1 billion of cash and equivalents at June 30, 2008. The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in December 2011. The company also maintains a credit facility denominated in Euros with a maximum capacity of approximately $470 million at June 30, 2008, which matures in January 2013. The company’s facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At June 30, 2008, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of the two outstanding facilities at June 30, 2008.
Access to capital
The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt or common stock. There were no changes in the company’s debt ratings in the first half of 2008.
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
CERTAIN REGULATORY MATTERS
The company began to hold shipments of COLLEAGUE infusion pumps in July 2005, and continues to hold shipments of new pumps in the United States. Following a number of Class I recalls (recalls at the highest priority level for the U.S. Food and Drug Administration (FDA)) relating to the performance of the pumps, as well as the seizure litigation described in Note 7, the company entered into a Consent Decree in June 2006 outlining the steps the company must take to resume sales of new pumps in the United States. Additional Class I recalls related to remediation and repair and maintenance activities were addressed by the company in 2007. The Consent Decree provides for reviews of the company’s facilities, processes and controls by the company’s outside expert, followed by the FDA. In December 2007, following the outside expert’s review, the FDA inspected and remains in a dialogue with the company with respect to observations from its inspection as well as the validation of modifications to the pump required to be completed in order to secure approval for recommercialization.

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
In the first quarter of 2008, the company identified an increasing level of allergic-type and hypotensive adverse reactions occurring in patients using its heparin sodium injection products in the United States. The company initiated a field corrective action with respect to the products; however, due to users’ needs for the products, the company and the FDA concluded that public health considerations warranted permitting selected dosages of the products to remain in distribution for use where medically necessary until alternate sources became available in the quarter, at which time the company’s products were removed from distribution.
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
SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). The new standard changes the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS No. 160 requires that noncontrolling interests be presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity, and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest will continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, the acquiring company will recognize, at fair value, 100% of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The new standard will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The company is in the process of analyzing the standard, which will be adopted by the company at the beginning of 2009.
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
FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including accounting estimates and assumptions, litigation outcomes, statements with respect to infusion pumps, heparin and other regulatory matters, expectations with respect to restructuring and acquisition activities, strategic plans, sales and pricing forecasts, estimates of liabilities, management of currency risk, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility and the adequacy of reserves, the effective income tax rate in 2008, statements with respect to ongoing cash flows from the TT business, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:
•	demand for and market acceptance risks for new and existing products, such as ADVATE and IGIV, and other therapies;

•	the company’s ability to identify business development and growth opportunities for existing products and to exit low-margin businesses or products;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales, including with respect to the company’s heparin products;

•	future actions of regulatory bodies and other government authorities that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO pumps;

•	fluctuations in the balance between supply and demand with respect to the market for plasma protein products;

•	reimbursement policies of government agencies and private payers;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability of acceptable raw materials and component supply;

•	foreign currency fluctuations;

•	global regulatory, trade and tax policies;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of restructuring initiatives;

•	change in credit agency ratings;

•	continued developments in the market for transfusion therapies products and Fenwal’s ability to execute with respect to the acquired business; and

•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described under the caption “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2007, all of which are available on the company’s website.
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
A sensitivity analysis of changes in the fair value of foreign exchange hedge contracts outstanding at June 30, 2008, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $65 million, which principally related to a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary, would increase by $82 million.
With respect to the company’s net investment hedges, if the U.S. Dollar uniformly weakened by 10%, on a net-of-tax basis, the liability balance of $170 million with respect to those contracts outstanding at June 30, 2008 would increase by $47 million. Any increase or decrease in the fair value of the net investment hedge contracts is almost entirely offset by the change in the value of the hedged net assets.
The sensitivity analysis model recalculates the fair value of the foreign currency option, forward and cross-currency swap contracts outstanding at June 30, 2008 by replacing the actual exchange rates at June 30, 2008 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Financial Instrument Market Risk” in the company’s 2007 Annual Report. There were no significant changes during the quarter ended June 30, 2008.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.
Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.
Changes in Internal Control over Financial Reporting
There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008 and 2007, respectively, have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2008, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
July 28, 2008

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 7 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the three-month period ended June 30, 2008.
Issuer Purchases of Equity Securities

				Approximate Dollar Value of
	Total Number		Total Number of Shares	Shares that May Yet Be
	of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the
Period	Purchased (1)	Paid per Share	Announced Programs (1)	Programs (1)(2)

April 1, 2008 through April 30, 2008	1,965,600	$59.67	1,965,600
May 1, 2008 through May 31, 2008	2,992,864	62.02	2,992,864
June 1, 2008 through June 30, 2008	1,400,521	61.30	1,400,521

Total	6,358,985	$61.13	6,358,985	$2,218,093,709

(1)	In March 2007, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market. During the second quarter of 2008, the company repurchased 6.4 million shares for $388 million under this program, and the remaining authorization totaled $218 million at June 30, 2008. This program does not have an expiration date.

(2)	In March 2008, the company announced that its board of directors authorized the company to repurchase up to an additional $2.0 billion of its common stock on the open market. No repurchases have been made under this authorization. This program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders
The company’s annual meeting of shareholders was held on May 6, 2008. The results of the matters voted upon at the annual meeting of shareholders are as follows:
Election of Directors
Each of management’s nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below.

Director	For	Against	Abstain

Wayne T. Hockmeyer, Ph.D.	551,814,418	3,740,949	4,731,821
Joseph B. Martin, M.D., Ph.D.	551,832,753	3,740,027	4,714,409
Robert L. Parkinson, Jr.	544,921,372	10,629,289	4,736,527
Thomas T. Stallkamp	542,839,844	12,541,389	4,905,956
Albert P.L. Stroucken	551,576,879	3,894,818	4,815,491
The directors listed above have terms that expire in 2011. Directors with terms expiring in 2009 are Walter E. Boomer, James R. Gavin III, M.D., Ph.D., Peter S. Hellman and K.J. Storm. The remaining directors, Blake E. Devitt, John D. Forsyth, Gail D. Fosler and Carole J. Shapazian have terms expiring in 2010.
Management Proposal

Proposal	For	Against	Abstain

Appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm	541,983,466	13,696,029	4,607,693

Item 6. Exhibits
Exhibit Index:

Exhibit
Number	Description

15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: July 28, 2008	By:	/s/ Robert M. Davis

Robert M. Davis
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)