Form 10-Q
period 2008-09-30
BAXTER INTERNATIONAL INC
filed 2008-10-31
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 28, 2008 was 620,171,069 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$3,151	$2,750	$9,217	$8,254
Costs and expenses
Cost of goods sold	1,630	1,374	4,689	4,220
Marketing and administrative expenses	681	663	2,024	1,867
Research and development expenses	230	203	642	539
Restructuring charge	—	—	—	70
Net interest expense	20	6	62	10
Other expense, net	32	21	36	28

Total costs and expenses	2,593	2,267	7,453	6,734

Income before income taxes	558	483	1,764	1,520
Income tax expense	86	88	319	291

Net income	$472	$395	$1,445	$1,229

Earnings per common share
Basic	$0.76	$0.62	$2.30	$1.90

Diluted	$0.74	$0.61	$2.26	$1.87

Weighted average number of common shares outstanding
Basic	625	641	628	647

Diluted	638	651	640	657

Cash dividends declared per common share	$0.218	$0.168	$0.653	$0.503

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		September 30,	December 31,
		2008	2007

Current assets	Cash and equivalents	$2,191	$2,539
	Accounts and other current receivables	2,101	2,026
	Inventories	2,520	2,334
	Other current assets	625	656

	Total current assets	7,437	7,555

Property, plant and equipment, net		4,598	4,487

Other assets	Goodwill	1,703	1,690
	Other intangible assets, net	417	455
	Other	1,054	1,107

	Total other assets	3,174	3,252

Total assets		$15,209	$15,294

Current liabilities	Short-term debt	$230	$45
	Current maturities of long-term debt and lease obligations	5	380
	Accounts payable and accrued liabilities	3,089	3,387

	Total current liabilities	3,324	3,812

Long-term debt and lease obligations		3,185	2,664

Other long-term liabilities		1,641	1,902

Commitments and contingencies

Shareholders’ equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2008 and 2007	683	683
	Common stock in treasury, at cost, 60,665,621 shares in 2008 and 49,857,061 shares in 2007	(3,491)	(2,503)
	Additional contributed capital	5,418	5,297
	Retained earnings	5,415	4,379
	Accumulated other comprehensive loss	(966)	(940)

	Total shareholders’ equity	7,059	6,916

Total liabilities and shareholders’ equity		$15,209	$15,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Nine months ended
		September 30,
		2008	2007

Cash flows from operating activities	Net income	$1,445	$1,229
	Adjustments
	Depreciation and amortization	481	428
	Deferred income taxes	164	32
	Stock compensation	111	99
	Restructuring and infusion pump charges	125	70
	Impairment charge	31	—
	Average wholesale pricing litigation charge	—	56
	In-process research and development charges	12	46
	Other	27	53
	Changes in balance sheet items
	Accounts and other current receivables	(86)	(114)
	Inventories	(207)	(261)
	Accounts payable and accrued liabilities	(236)	(85)
	Restructuring payments	(35)	(20)
	Other	63	21

	Cash flows from operating activities	1,895	1,554

Cash flows from investing activities	Capital expenditures	(615)	(424)
	Acquisitions of and investments in businesses and technologies	(73)	(83)
	Divestitures and other	45	490

	Cash flows from investing activities	(643)	(17)

Cash flows from financing activities	Issuances of debt	518	73
	Payments of obligations	(942)	(501)
	Increase in debt with original maturities of three months or less, net	192	—
	Cash dividends on common stock	(411)	(598)
	Proceeds and excess tax benefits from stock issued under employee benefit plans	547	500
	Purchases of treasury stock	(1,522)	(1,641)

	Cash flows from financing activities	(1,618)	(2,167)

Effect of currency exchange rate changes on cash and equivalents		18	(37)

Decrease in cash and equivalents		(348)	(667)
Cash and equivalents at beginning of period		2,539	2,485

Cash and equivalents at end of period		$2,191	$1,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s 2007 Annual Report to Shareholders (2007 Annual Report).
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
Issued but not yet effective accounting standards
SFAS No. 161
In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). The standard expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The company is in the process of analyzing this new standard, which will be effective for disclosures made by the company in the first quarter of 2009.
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

SFAS No. 141-R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141-R). The new standard changes the accounting for business combinations in a number of significant respects. The key changes include the expansion of transactions that will qualify as business combinations, the capitalization of in-process research and development as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition costs, the expensing of costs associated with restructuring the acquired company, the recognition of contingent consideration at fair value on the acquisition date, and the recognition of post-acquisition date changes in deferred tax asset valuation allowances and acquired income tax uncertainties as income tax expense or benefit. SFAS No. 141-R is effective for business combinations that close in years beginning on or after December 15, 2008, with early adoption prohibited. The company will adopt this standard at the beginning of 2009.
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
2. SUPPLEMENTAL FINANCIAL INFORMATION
Net pension and other postemployment benefits expense
The following is a summary of net expense relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Pension benefits
Service cost	$22	$22	$65	$65
Interest cost	51	47	153	139
Expected return on plan assets	(58)	(54)	(174)	(161)
Amortization of net loss, prior service cost and transition obligation	19	24	59	73

Net pension plan expense	$34	$39	$103	$116

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

OPEB
Service cost	$2	$1	$4	$4
Interest cost	7	8	22	23
Amortization of net loss and prior service cost	—	1	—	3

Net OPEB plan expense	$9	$10	$26	$30

The company’s funding policy for its pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by the company and other factors. Continued volatility in the global financial markets could have an unfavorable impact on future funding requirements.
Net interest expense

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Interest expense, net of capitalized interest	$37	$30	$113	$90
Interest income	(17)	(24)	(51)	(80)

Net interest expense	$20	$6	$62	$10

Comprehensive income
Total comprehensive income was $217 million and $429 million for the three months ended September 30, 2008 and 2007, respectively, and $1,419 million and $1,394 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in comprehensive income in the third quarter of 2008 was principally due to unfavorable movements in foreign currency translation adjustments, partially offset by higher net income. The increase in the first nine months of 2008 was principally due to higher net income, partially offset by unfavorable movements in foreign currency translation adjustments.
Effective tax rate
The company’s effective income tax rates were 15.4% and 18.2% in the third quarters of 2008 and 2007, respectively, and were 18.1% and 19.1% in the nine-month periods ended September 30, 2008 and 2007, respectively.
The effective tax rates in the third quarters and first nine months of 2008 and 2007 were impacted by reductions of $29 million and $57 million, respectively, of valuation allowances on net operating loss carryforwards in foreign jurisdictions due to profitability improvements, and $14 million and $84 million, respectively, of additional U.S. income tax expense related to foreign earnings which are no longer considered indefinitely reinvested outside of the United States because management planned to remit these earnings to the United States in the foreseeable future. Also impacting the tax rate in the 2007 year-to-date period was the extension of tax incentives and the settlement of tax audits in jurisdictions outside of the United States.
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
The computation of diluted EPS excludes employee stock options to purchase 7 million and 11 million shares for the third quarters of 2008 and 2007, respectively, and 8 million and 11 million shares for the nine-month periods ended September 30, 2008 and 2007, respectively, because the assumed proceeds were greater than the average market price of the company’s common stock, resulting in an anti-dilutive effect on diluted EPS.

The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Basic shares	625	641	628	647
Effect of employee stock options and other dilutive securities	13	10	12	10

Diluted shares	638	651	640	657

Inventories

	September 30,	December 31,
(in millions)	2008	2007

Raw materials	$634	$624
Work in process	776	695
Finished products	1,110	1,015

Total inventories	$2,520	$2,334

Property, plant and equipment, net

	September 30,	December 31,
(in millions)	2008	2007

Property, plant and equipment, at cost	$9,189	$8,824
Accumulated depreciation and amortization	(4,591)	(4,337)

Property, plant and equipment, net	$4,598	$4,487

Goodwill
Goodwill at September 30, 2008 totaled $596 million for the BioScience segment, $952 million for the Medication Delivery segment and $155 million for the Renal segment. Goodwill at December 31, 2007 totaled $587 million for the BioScience segment, $948 million for the Medication Delivery segment and $155 million for the Renal segment. The increase in the goodwill balance was due to several small acquisitions completed in the first quarter of 2008, partially offset by the impact of foreign currency fluctuations.
Other intangible assets, net
The following is a summary of the company’s intangible assets subject to amortization at September 30, 2008 and December 31, 2007.

	Developed
	technology,
(in millions)	including patents	Other	Total

September 30, 2008
Gross other intangible assets	$802	$123	$925
Accumulated amortization	(446)	(69)	(515)

Other intangible assets, net	$356	$54	$410

December 31, 2007
Gross other intangible assets	$848	$130	$978
Accumulated amortization	(458)	(72)	(530)

Other intangible assets, net	$390	$58	$448

The amortization expense for these intangible assets was $13 million and $14 million for the three months ended September 30, 2008 and 2007, respectively, and $40 million and $43 million for the nine months ended September 30, 2008 and 2007, respectively. The anticipated annual amortization expense for intangible assets recorded as of September 30, 2008 is $52 million in 2008, $51 million in 2009, $49 million in 2010, $44 million in 2011, $41 million in 2012 and $37 million in 2013.

Securitization arrangements
The company’s securitization arrangements resulted in net cash outflows of $2 million and $23 million for the three months ended September 30, 2008 and 2007, respectively, and $12 million and $31 million for the nine months ended September 30, 2008 and 2007, respectively. A summary of the activity is as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Sold receivables at beginning of period	$124	$337	$129	$348
Proceeds from sales of receivables	112	402	332	1,172
Cash collections (remitted to the owners of the receivables)	(114)	(425)	(344)	(1,203)
Effect of currency exchange rate changes	2	13	7	10

Sold receivables at end of period	$124	$327	$124	$327

Investment in technologies
In July 2008, the company entered into an in-licensing agreement with Innocoll Pharmaceuticals Ltd. (Innocoll), a division of Innocoll, Inc., granting Baxter exclusive rights to market and distribute Innocoll’s gentamicin surgical implant in the United States. The gentamicin surgical implant is a biodegradable, leave-behind antibiotic surgical sponge used as an adjunct (add-on) therapy for the prevention and treatment of surgical site infections. This BioScience segment arrangement included an up-front cash obligation of $12 million, which was expensed as in-process research and development (IPR&D) as the licensed technology had not received regulatory approval in the United States and had no alternative future use. The company will also contribute to the funding of Innocoll’s clinical trial costs. In addition, the company may be required to make additional payments of up to $89 million based on the successful completion of specified development, regulatory and sales milestones.
3. SALE OF TRANSFUSION THERAPIES BUSINESS
On February 28, 2007, the company divested substantially all of the assets and liabilities of its Transfusion Therapies (TT) business to an affiliate of TPG Capital, L.P., which established the new company as Fenwal Inc. (Fenwal), for $540 million. Prior to the divestiture, the TT business was part of the BioScience business. Refer to the 2007 Annual Report for further information.
Under transition agreements, the company is providing manufacturing and support services to Fenwal for a period of time after divestiture, which varies based on the product or service provided and other factors, but generally approximates two years. Due to the company’s actual and expected significant continuing cash flows associated with this business, the company continued to include the results of operations of TT in the company’s results of continuing operations through the February 28, 2007 sale date. No facts or circumstances arose subsequent to the divestiture date that changed the initial expectation of significant continuing cash flows. Revenues associated with the manufacturing, distribution and other transition services provided by the company, which were $47 million and $44 million in the three months ended September 30, 2008 and 2007, respectively, and $133 million and $100 million in the nine months ended September 30, 2008 and 2007, respectively, are reported at the corporate headquarters level and not allocated to a segment. Included in these revenues were $5 million and $19 million in the third quarter and first nine months of 2008, respectively, of deferred revenue related to the manufacturing, distribution and other transition agreements. As of September 30, 2008, deferred revenue that will be recognized in the future as the services under these arrangements are performed totaled $10 million.
In the first quarter of 2007, the company recorded a pre-tax gain on the sale of the TT business of $58 million. In the first quarter of 2008, the company recorded an income adjustment to the gain of $16 million as a result of the finalization of the net assets transferred in the divestiture.
In connection with the TT divestiture, in the first quarter of 2007, the company recorded a $35 million pre-tax charge principally associated with severance and other employee-related costs. Reserve utilization through September 30, 2008 was $10 million. The reserve is expected to be substantially utilized by the end of 2009, and the company believes that the reserves are adequate. However, adjustments may be recorded in the future as the transition is completed.
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
2004
In 2004, the company recorded a $543 million restructuring charge principally associated with management’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. Included in the 2004 charge was $196 million relating to asset impairments, almost all of which was to write down PP&E. Also included in the 2004 charge was $347 million for cash costs, principally pertaining to severance and other employee-related costs.
Restructuring reserves
The following table summarizes cash activity in the company’s 2007 and 2004 restructuring charges.

	Employee-	Contractual
	related	and other
(in millions)	costs	costs	Total

2004 Charge	$212	$135	$347
Utilization and adjustments in 2004, 2005 and 2006	(198)	(94)	(292)

Reserve at December 31, 2006	14	41	55
2007 Charge	46	7	53
Utilization	(15)	(12)	(27)

Reserve at December 31, 2007	45	36	81
Utilization	(6)	(6)	(12)

Reserve at March 31, 2008	39	30	69
Utilization	(6)	(5)	(11)

Reserve at June 30, 2008	33	25	58
Utilization	(3)	(3)	(6)

Reserve at September 30, 2008	$30	$22	$52

Restructuring reserve utilization in the third quarter of 2008 totaled $6 million, with $3 million relating to the 2007 program and $3 million relating to the 2004 program. The 2007 and 2004 reserves are expected to be substantially utilized by the end of 2009. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.
Other charges
The COLLEAGUE infusion pump and heparin charges discussed below were classified in cost of goods sold in the company’s consolidated statements of income, and were reflected in the Medication Delivery segment’s pre-tax income. The actual costs relating to these matters may differ from the company’s estimates; with respect to COLLEAGUE, while the company’s estimates are based on the information available to the company at this time, the company remains in a dialogue with the U.S. Food and Drug Administration, the outcome of which dialogue may impact the nature and timing of the company’s actions, which, in turn, may significantly impact these estimates. It is possible that additional charges may be required in future periods, based on new information or changes in estimates.

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
COLLEAGUE Infusion Pumps
The company began to hold shipments of COLLEAGUE infusion pumps in July 2005 and continues to hold shipments of new pumps in the United States. Please refer to the company’s 2007 Annual Report for further information.
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
As a result of delays in the remediation plan, principally due to additional software modifications and validation and testing required to remediate the pumps, and other changes in the estimated costs to execute the remediation plan, the company recorded a charge associated with the COLLEAGUE infusion pump of $53 million in the first quarter of 2008. This charge consisted of $39 million for cash costs and $14 million principally relating to asset impairments. The reserve for cash costs principally related to customer accommodations, including extended warranties, and other costs associated with the delay in the recommercialization timeline.
In the third quarter of 2008, as a result of the company’s decision to upgrade the global pump base to a standard software platform and other changes in the estimated costs to execute the remediation plan, the company recorded a charge of $72 million. This charge consisted of $46 million for cash costs and $26 million principally relating to asset impairments and inventory used in the remediation plan. The reserve for cash costs primarily consisted of costs associated with the deployment of the new software and additional repair and warranty costs.
The following table summarizes cash activity in the company’s COLLEAGUE infusion pump reserves through September 30, 2008.

(in millions)

Charges in 2005 and 2006	$157
Utilization and adjustments in 2005 through 2007	(87)

Reserve at December 31, 2007	70
Charge	39
Utilization	(12)

Reserve at March 31, 2008	97
Utilization	(11)

Reserve at June 30, 2008	86
Charge	46
Utilization	(8)

Reserve at September 30, 2008	$124

The majority of the remaining infusion pump reserves are expected to be utilized by 2010.
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
Included in the charge were $14 million of asset impairments, primarily heparin inventory that will not be sold, and $5 million of cash costs related to the recall. The reserve for cash costs has been substantially utilized as of September 30, 2008.

The company’s sales of these heparin products totaled approximately $30 million in 2007.
CLEARSHOT Pre-Filled Syringes
During the third quarter of 2008, the company recorded a $31 million charge related to the company’s decision to discontinue its CLEARSHOT pre-filled syringe program based on management’s assessment of the market demand and expected profitability for this product. Substantially all of the charge related to asset impairments, principally to write off equipment used to manufacture the CLEARSHOT syringes. The charge was recorded in other expense, net on the consolidated statement of income, and was reflected in the Medication Delivery segment’s pre-tax income.
5. DEBT, NET INVESTMENT HEDGES AND FAIR VALUE MEASUREMENTS
Debt
The company repaid its 5.196% notes, which approximated $250 million, upon their maturity in February 2008. In May 2008, the company issued $500 million of senior unsecured notes, maturing in June 2018 and bearing a 5.375% coupon rate. The net proceeds were used for general corporate purposes, including the settlement of cross-currency swaps (including swaps originally designated as net investment hedges and mirror, or offsetting, swaps), as further described below. In addition, during the third quarter of 2008, the company issued commercial paper, of which $192 million was outstanding as of September 30, 2008, with a weighted-average interest rate of 2.8%.
Net Investment Hedges
During the first nine months of 2008 and 2007, the company terminated certain cross-currency and mirror swaps, resulting in net settlement payments of $528 million and $227 million, respectively. As a result, as of the end of the third quarter of 2008, the company has completely terminated its net investment hedge portfolio, and, therefore, is no longer party to any agreement whereby the counterparty financial institution can terminate or accelerate the maturity date of a financial instrument due solely to unfavorable changes in the company’s credit ratings. Refer to the 2007 Annual Report for further information regarding these swaps.
In accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” when the cross-currency swaps are settled, the cash flows are reported within the financing section of the consolidated statement of cash flows. When the mirror swaps are settled, the cash flows are reported in the operating section of the consolidated statement of cash flows. Of the $528 million of net settlement payments in the first nine months of 2008, $540 million of cash outflows were included in the financing section and $12 million of cash inflows were included in the operating section. Of the $227 million of net settlement payments in the first nine months of 2007, $196 million of cash outflows were included in the financing section and $31 million of cash outflows were included in the operating section.
Fair Value Measurements
The following table summarizes the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the balance sheet.

		Basis of Fair Value Measurement
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance at	Identical Assets	Observable Inputs	Inputs
(in millions)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$70	$—	$70	$—
Interest rate hedges	10	—	10	—
Equity securities	16	16	—	—

Total assets	$96	$16	$80	$—

Liabilities
Foreign currency hedges	$94	$—	$94	$—

Total liabilities	$94	$—	$94	$—

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The majority of the derivatives entered into by the company are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs, which are observable, depend on the type of derivative, and include contractual terms, counterparty credit risk, interest rate yield curves, foreign exchange rates and volatility.
6. COMMON STOCK
Stock-based compensation plans
Stock compensation expense totaled $38 million and $36 million for the three months ended September 30, 2008 and 2007, respectively, and $111 million and $99 million for the nine months ended September 30, 2008 and 2007, respectively. Approximately three-quarters of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of goods sold and research and development expenses.
In March 2008, the company made its annual stock compensation grants, which consisted of approximately 7.0 million stock options and 0.7 million performance share units (PSUs). Stock compensation grants made in the second and third quarters of 2008 were not material.
Stock options
The weighted-average assumptions used in estimating the fair value of stock options granted during the periods, along with the weighted-average fair values, were as follows.

	Nine months ended
	September 30,
	2008	2007

Expected volatility	23.7%	23.4%
Expected life (in years)	4.5	4.5
Risk-free interest rate	2.5%	4.5%
Dividend yield	1.5%	1.2%
Fair value per stock option	$12	$13

The total intrinsic value of stock options exercised was $174 million and $37 million during the three months ended September 30, 2008 and 2007, respectively, and $306 million and $225 million during the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, $108 million of pre-tax unrecognized compensation cost related to all unvested stock options is expected to be recognized as expense over a weighted-average period of 1.9 years.

Performance share and restricted stock units

The assumptions used in estimating the fair value of PSUs granted during the periods, along with the fair values, were as follows.

	Nine months ended
	September 30,
	2008	2007

Baxter volatility	19.7%	17.8%
Peer group volatility	12.4%-37.1%	13.0%-38.6%
Correlation of returns	0.12-0.40	0.09-0.34
Risk-free interest rate	1.9%	4.5%
Dividend yield	1.5%	1.2%
Fair value per PSU	$64	$64

As of September 30, 2008, pre-tax unrecognized compensation cost related to all unvested PSUs of $39 million is expected to be recognized as expense over a weighted-average period of 1.9 years, and pre-tax unrecognized compensation cost related to all unvested restricted stock units of $18 million is expected to be recognized as expense over a weighted-average period of 1.8 years.

Realized excess income tax benefits
Realized excess tax benefits associated with stock-based compensation are required to be presented on the statement of cash flows as an outflow within the operating section and an inflow within the financing section. Realized excess tax benefits for the nine-month period ended September 30, 2008 were $28 million. No income tax benefits were realized from stock-based compensation during 2007.
Stock repurchases
As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and current market conditions. During the three- and nine-month periods ended September 30, 2008, the company repurchased 8.5 million shares and 24.0 million shares in open market purchases for $589 million and $1,522 million, respectively, under stock repurchase programs authorized by the board of directors. In March 2008, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock. At September 30, 2008, $1.6 billion remained available under the March 2008 authorization.
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
In addition to the matters described below, the company remains subject to other potential administrative and legal actions. With respect to regulatory matters, these actions may lead to product recalls, injunctions to halt manufacture and distribution, and other restrictions on the company’s operations and monetary sanctions. With respect to intellectual property, the company may be exposed to significant litigation concerning the scope of the company’s and others’ rights. Such litigation could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.
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
Related actions are pending in various jurisdictions in the United States and abroad. Another patent infringement action against Baxter remains pending in the U.S.D.C. for the Northern District of Illinois on a related patent owned by Abbott and Central Glass. Baxter has filed a motion asserting that judgment of non-infringement and invalidity should be entered based in part on findings made in the earlier case. In May 2005, Abbott and Central Glass filed suit in the Tokyo District Court on a counterpart Japanese patent and in September 2006, the Tokyo District Court ruled in favor of Abbott and Central Glass on this matter. Baxter has appealed this decision. In June 2005, Baxter filed suit in the High Court of Justice in London, England seeking revocation of the U.K. part of the related European patent and a declaration of non-infringement. In March 2007, the High Court ruled in Baxter’s favor, concluding that the U.K. patent was invalid. In 2007, Abbott brought a patent infringement action against Baxter in the Cali Circuit Court of Colombia based on a Colombian counterpart patent, and obtained an injunction preliminarily prohibiting the approval of Baxter’s generic sevoflurane in Colombia during the pendency of the infringement suit. In May 2008, the Court issued a decision maintaining the injunction, but suspending it during an appeal of the Court’s decision, which appeal was immediately granted. Parallel opposition proceedings in the European and Japanese Patent Offices, or on appeal from those Offices, seeking to revoke certain versions of the patent are also pending. A decision in the European opposition proceeding is expected from the Board of Appeals in December 2008.
Peritoneal Dialysis Litigation
On October 16, 2006, Baxter Healthcare Corporation and DEKA Products Limited Partnership (DEKA) filed a patent infringement lawsuit against Fresenius Medical Care Holdings, Inc. and Fresenius USA, Inc. The complaint alleges that Fresenius’s sale of the Liberty Cycler peritoneal dialysis systems and related disposable items and equipment infringes nine U.S. patents owned by Baxter, as to which DEKA has granted Baxter an exclusive license in the peritoneal dialysis field. The case is pending in the U.S.D.C. for the Northern District of California with a trial date scheduled for April 2009.
Hemodialysis Litigation
Since April 2003, Baxter has been pursuing a patent infringement action against Fresenius Medical Care Holdings, Inc. for infringement of certain Baxter patents. The patents cover Fresenius’s 2008K hemodialysis instrument. In 2007, the court entered judgment in Baxter’s favor holding the patents valid and infringed, and a jury assessed damages at $14 million for past sales only. On April 4, 2008, the U.S.D.C. for the Northern District of California granted Baxter’s motion for permanent injunction, and granted Baxter’s request for royalties on Fresenius’s sales of the 2008K hemodialysis machines during a nine-month transition period before the permanent injunction takes effect. The order also granted a royalty on disposables, which Fresenius has appealed. A decision is expected in the second quarter of 2009.
Securities Laws
In October 2004, a purported class action was filed in the U.S.D.C. for the Northern District of Illinois against Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s 401(k) plans, breached their fiduciary duties to the plan participants by offering Baxter common stock as an investment option in each of the plans during the period of January 2001 to October 2004. In March 2006, the trial court certified a class of plan participants who elected to acquire Baxter common stock through the plans between January 2001 and the present. In April 2008, the Court of Appeals for the Seventh Circuit denied Baxter’s interlocutory appeal and upheld the trial court’s denial of Baxter’s motion to dismiss. Baxter has filed a motion for judgment on the pleadings. Discovery has been completed in this matter.
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
In connection with the recall of heparin products in the United States described in Note 4, approximately 50 lawsuits, some of which are purported class actions, have been filed alleging that plaintiffs suffered allergic or hypotensive symptoms following the administration of heparin, in some cases resulting in fatalities. In June 2008, a number of these federal cases were consolidated in the U.S.D.C. for the Northern District of Ohio for pretrial case management under the Multi District Litigation rules. In September 2008, a number of state court cases were consolidated in Cook County, Illinois for pretrial case management. These cases are each in their earliest stages of litigation.
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
As of September 30, 2008, the company has been named as a defendant, along with others, in approximately 125 lawsuits filed in various state and U.S. federal courts, seeking damages, injunctive relief and medical monitoring for claimants alleged to have contracted autism or attention deficit disorders as a result of exposure to vaccines for childhood diseases containing the preservative, thimerosal. These vaccines were formerly manufactured and sold by North American Vaccine, Inc., which was acquired by Baxter in June 2000, as well as by other companies.
8. SEGMENT INFORMATION
Baxter operates in three segments, each of which is a strategic business that is managed separately because each business develops, manufactures and sells distinct products and services. The segments and a description of their products and services are as follows:
The BioScience business manufactures recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders, plasma-based therapies to treat immune deficiencies, biosurgery and other products for regenerative medicine and vaccines. Prior to the divestiture of the TT business on February 28, 2007, the business also manufactured manual and automated blood and blood-component separation and collection systems.
The Medication Delivery business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics, as well as products and services related to drug formulation and enhanced packaging technologies.
The Renal business provides products to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis, a home-based therapy, and also distributes products for hemodialysis, which is a therapy generally conducted in a hospital or clinic.
The company uses more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the company’s consolidated financial statements and, accordingly, are reported on the same basis herein. The company evaluates the performance of its segments and allocates resources to them primarily based on pre-tax income along with cash flows and overall economic returns. Intersegment sales are generally accounted for at amounts comparable to sales to unaffiliated customers and are eliminated in consolidation.
Certain items are maintained at the corporate level and are not allocated to the segments. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations and the majority of the foreign currency and interest rate hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, IPR&D charges, deferred income taxes, certain litigation liabilities and related insurance receivables and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal.
The third quarter 2008 IPR&D charge of $12 million related to the company’s in-licensing arrangement with Innocoll was not allocated to a segment. Special charges that were not allocated to a segment for the third quarter and nine months ended September 30, 2007 were a third quarter 2007 charge of $56 million related to the average wholesale pricing (AWP) litigation and IPR&D charges totaling $46 million, with $25 million relating to the company’s third quarter 2007 collaboration with HHD, LLC, $10 million related to the company’s third quarter 2007 in-licensing arrangement with Halozyme Therapeutics, Inc. (Halozyme), and $11 million related to the second quarter 2007 acquisition of certain assets of MAAS Medical, LLC (MAAS Medical). Refer to Note 2 for additional information on the arrangement with Innocoll and the 2007 Annual Report for a discussion of the AWP litigation, the arrangements with Halozyme and HHD, LLC, and the acquisition of MAAS Medical.
Included in the Medication Delivery segment’s pre-tax income in 2008 were charges of $125 million related to COLLEAGUE infusion pumps, which consisted of a charge of $53 million in the first quarter and a charge of $72 million in the third quarter of 2008. Also included in pre-tax income for the Medication Delivery segment in the third quarter of 2008 was an impairment charge of $31 million associated with the discontinuation of the CLEARSHOT pre-filled syringe program. Refer to Note 4 for additional information on these charges.
Financial information for the company’s segments for the three and nine months ended September 30 is as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Net sales
BioScience	$1,354	$1,099	$3,949	$3,440
Medication Delivery	1,157	1,047	3,386	3,076
Renal	593	560	1,749	1,638
Transition services to Fenwal	47	44	133	100

Total net sales	$3,151	$2,750	$9,217	$8,254

Pre-tax income
BioScience	$548	$464	$1,613	$1,338
Medication Delivery	96	183	396	508
Renal	86	91	246	280

Total pre-tax income from segments	$730	$738	$2,255	$2,126

Net sales and pre-tax income for the BioScience segment include sales of TT products until the completion of the sale of the TT business on February 28, 2007. Transition services to Fenwal represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal subsequent to the divestiture. Refer to Note 3 for further information.
The following is a reconciliation of segment pre-tax income to income before income taxes per the consolidated income statements.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Total pre-tax income from segments	$730	$738	$2,255	$2,126
Unallocated amounts
Net interest expense	(20)	(6)	(62)	(10)
Restructuring charge	—	—	—	(70)
Certain foreign currency fluctuations and hedging activities	20	(2)	30	(11)
AWP litigation charge	—	(56)	—	(56)
IPR&D charges	(12)	(35)	(12)	(46)
Stock compensation	(38)	(36)	(111)	(99)
Other corporate expenses, net	(122)	(120)	(336)	(314)

Income before income taxes	$558	$483	$1,764	$1,520

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the 2007 Annual Report to Shareholders (2007 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company for the year ended December 31, 2007. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and nine months ended September 30, 2008.
RESULTS OF OPERATIONS
NET SALES

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
(in millions)	2008	2007	change	2008	2007	change

BioScience	$1,354	$1,099	23%	$3,949	$3,440	15%
Medication Delivery	1,157	1,047	11%	3,386	3,076	10%
Renal	593	560	6%	1,749	1,638	7%
Transition services to Fenwal Inc.	47	44	7%	133	100	33%

Total net sales	$3,151	$2,750	15%	$9,217	$8,254	12%

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
(in millions)	2008	2007	change	2008	2007	change

International	$1,879	$1,539	22%	$5,525	$4,708	17%
United States	1,272	1,211	5%	3,692	3,546	4%

Total net sales	$3,151	$2,750	15%	$9,217	$8,254	12%

Foreign currency fluctuations benefited sales growth by 6 and 7 percentage points in the three- and nine-month periods ended September 30, 2008, respectively, principally due to the weakening of the U.S. Dollar relative to the Euro in both periods.

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
(in millions)	2008	2007	change	2008	2007	change

Total net sales	$3,151	$2,750	15%	$9,217	$8,254	12%
Pre-divestiture sales of Transfusion Therapies products (included in BioScience segment through the February 28, 2007 divestiture date)	—	—	N/A	—	79	(100%)
Transition services to Fenwal Inc. (subsequent to the February 28, 2007 divestiture date)	47	44	7%	133	100	33%

Total net sales excluding Transfusion Therapies	$3,104	$2,706	15%	$9,084	$8,075	12%

Net sales excluding Transfusion Therapies (TT) increased 15% and 12% in the three- and nine-month periods ended September 30, 2008 (including a 6 percentage point favorable impact from foreign currency fluctuations for both the three- and nine-month periods ended September 30, 2008). Management believes that net sales and sales growth excluding TT facilitates a more meaningful analysis of the company’s net sales growth due to the divestiture of this business in 2007. See Note 3 for further information regarding the divestiture of the TT business.
BioScience
Net sales in the BioScience segment increased 23% and 15% for the three- and nine-month periods ended September 30, 2008 (including a 6 and 7 percentage point favorable impact from foreign currency fluctuations in the three- and nine-month periods ended September 30, 2008, respectively).
The following is a summary of sales by significant product line.

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2008	2007	change		2008	2007	change

Recombinants	$516	$432	19%		$1,460	$1,251	17%
Plasma Proteins	338	246	37%		889	714	25%
Antibody Therapy	307	245	25%		908	705	29%
Regenerative Medicine	104	82	27%		307	251	22%
Transfusion Therapies	—	—	N/A		—	79	(100%)
Other	89	94	(5%	)	385	440	(13%)

Total net sales	$1,354	$1,099	23%		$3,949	$3,440	15%

Recombinants
The primary driver of sales growth in the Recombinants product line during the third quarter and first nine months of 2008 was increased sales volume of recombinant factor VIII therapies. Factor VIII products are used in the treatment of hemophilia A, which is a bleeding disorder caused by a deficiency in blood clotting factor VIII. Sales growth was fueled by the continuing adoption by customers of the advanced recombinant therapy, ADVATE (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM, with strong patient conversion in both the United States and international markets, and increased demand for new dosage forms that reduce both the volume of drug and infusion time required for hemophilia patients needing high doses of factor VIII.
Plasma Proteins
Plasma Proteins include specialty therapeutics, such as FEIBA, an anti-inhibitor coagulant complex, and ARALAST (alpha 1-proteinase inhibitor (human)) for the treatment of hereditary emphysema, plasma-derived hemophilia treatments and albumin. Sales growth in the third quarter and first nine months of 2008 was driven by growth across all plasma protein products, including albumin, FEIBA, plasma-derived factor VIII and ARALAST, as a result of strong demand and pricing improvements, primarily for albumin, as well as the timing of international tenders.
Antibody Therapy
Higher sales of IGIV (immune globulin intravenous), which is used in the treatment of immune deficiencies, fueled sales growth during the third quarter and first nine months of 2008, with increased volume, continuing improvements in pricing in the United States, and continuing customer conversions to the liquid formulation of the product. Because it does not need to be reconstituted prior to infusion, the higher-yielding liquid formulation offers added convenience for clinicians and patients.
Regenerative Medicine
This product line principally includes plasma-based and non-plasma-based biosurgery products for hemostasis (the stoppage of bleeding) and wound-sealing. Growth in the third quarter and first nine months of 2008 was driven by increased sales volume of the company’s portfolio of fibrin sealant products, FLOSEAL, COSEAL and TISSEEL.
Transfusion Therapies
The Transfusion Therapies product line included products and systems for use in the collection and preparation of blood and blood components. See Note 3 for information regarding the company’s February 28, 2007 sale of substantially all of the assets and liabilities of this business.
Other
Other BioScience products primarily consist of vaccines and sales of plasma to third parties. The decrease in sales in this product line in the third quarter of 2008 was primarily due to the impact of lower milestone revenue associated with the development of a candidate pandemic vaccine and a seasonal influenza vaccine for the U.S. government. The decrease in sales in this product line in the first nine months of 2008 was primarily due to the transfer of marketing and distribution rights for recombinant FIX (BeneFIX) back to Wyeth effective June 30, 2007. Sales of BeneFIX were approximately $110 million through the June 30, 2007 transition date. Also contributing to the decrease in sales in the year-to-date period were significant shipments of candidate H5N1 influenza vaccine to various governments worldwide in the first quarter of 2007. Partially offsetting these declines in the first nine months of 2008 were strong international sales of FSME Immun (for the prevention of tick-borne encephalitis), due to both volume and pricing improvements. Sales of vaccines may fluctuate from period to period based on the seasonal nature of demand, timing of government tenders and new supply agreements.

Medication Delivery
Net sales in the Medication Delivery segment increased 11% and 10% for the three- and nine-month periods ended September 30, 2008 (including a 5 percentage point favorable impact from foreign currency fluctuations for both the three- and nine-month periods ended September 30, 2008).
The following is a summary of sales by significant product line.

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2008	2007	change		2008	2007	change

IV Therapies	$403	$346	16%		$1,182	$1,012	17%
Global Injectables	403	372	8%		1,164	1,114	4%
Infusion Systems	235	207	14%		684	624	10%
Anesthesia	112	111	1%		333	296	13%
Other	4	11	(64%	)	23	30	(23%)

Total net sales	$1,157	$1,047	11%		$3,386	$3,076	10%

IV Therapies
This product line principally consists of intravenous (IV) solutions and nutritional products. Growth for the third quarter and first nine months of 2008 was principally driven by increased demand for IV therapy products in Europe, Latin America, and Asia, and strong international sales of nutritional products. Also impacting sales growth in the third quarter and first nine months of 2008 were pricing improvements for IV therapy products in the United States.
Global Injectables
This product line primarily consists of the company’s pharmaceutical company partnering business, enhanced packaging, premixed drugs and generic injectables. Sales growth in the third quarter and first nine months of 2008 was driven by strong international sales in the pharmacy-compounding business, partially offset by lower sales of generic injectables. In the year-to-date period, lower sales of generic injectables was principally driven by the transfer of marketing and distribution rights for generic propofol back to Teva Pharmaceutical Industries Ltd. effective July 1, 2007. Sales of propofol totaled approximately $35 million in the first nine months of 2007.
Infusion Systems
Sales growth in the third quarter and first nine months of 2008 was driven by increased revenues relating to COLLEAGUE infusion pumps which remain in use as the remediation plan is executed and increased sales of disposable tubing sets used in the administration of IV solutions. Refer to Note 4 and the “Certain Regulatory Matters” section below for additional information related to the COLLEAGUE infusion pump.
Anesthesia
Sales in this product line in the third quarter of 2008 benefited from strong international sales of SUPRANE (desflurane, USP) and sevoflurane. However, sales growth of SUPRANE in the United States in the third quarter of 2008 was negatively impacted by wholesaler purchasing patterns. Sales growth in the first nine months of 2008 was driven by the launch of sevoflurane in additional geographic markets and strong global sales of SUPRANE.
Renal
Net sales in the Renal segment increased 6% and 7% for the three- and nine-month periods ended September 30, 2008 (including a 7 and 8 percentage point favorable impact from foreign currency fluctuations in the three- and nine-month periods ended September 30, 2008, respectively).
The following is a summary of sales by significant product line.

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
(in millions)	2008	2007	change	2008	2007	change

PD Therapy	$480	$448	7%	$1,404	$1,310	7%
HD Therapy	113	112	1%	345	328	5%

Total net sales	$593	$560	6%	$1,749	$1,638	7%

PD Therapy
Peritoneal dialysis, or PD Therapy, is a home dialysis treatment for end-stage renal disease. PD Therapy uses the peritoneal membrane, or abdominal lining, as a natural filter to remove waste from the bloodstream. Excluding the impact of foreign currency, sales were flat in the third quarter and declined slightly in the first nine months of 2008, as increased numbers of patients in Asia (particularly in China), the United States, and Central and Eastern Europe were more than offset by the loss of a government tender in Mexico in the first quarter of 2008. Increased penetration of PD Therapy products continues to be strong in emerging markets, where many people with end-stage renal disease are currently under-treated.
HD Therapy
Hemodialysis, or HD Therapy, is another form of end-stage renal disease dialysis therapy that is generally performed in a hospital or outpatient center. In HD Therapy, the patient’s blood is pumped outside the body to be cleansed of wastes and fluid using a machine and an external filter, also known as a dialyzer. The favorable impact of foreign currency fluctuations in the third quarter and first nine months of 2008 were partially offset by lower saline sales.
Transition Services to Fenwal Inc.
Net sales in this category represents revenues associated with manufacturing, distribution and other services provided by the company to Fenwal Inc. (Fenwal) subsequent to the divestiture of the TT business on February 28, 2007. See Note 3 for further information.
GROSS MARGIN AND EXPENSE RATIOS

	Three months ended				Nine months ended
	September 30,				September 30,
	2008	2007	Change		2008	2007	Change

Gross margin	48.3%	50.0%	(1.7 pts	)	49.1%	48.9%	0.2 pts
Marketing and administrative expenses	21.6%	24.1%	(2.5 pts	)	22.0%	22.6%	(0.6 pts	)

Gross Margin
The gross margin in both the third quarter and the first nine months of 2008 benefited from continued customer conversion to ADVATE and the liquid formulation of IGIV, manufacturing efficiencies and improved volumes and pricing for certain plasma protein and other products.
Included in the company’s gross margin in 2008 were charges of $125 million related to COLLEAGUE infusion pumps (with $72 million recorded in the third quarter and $53 million recorded in the first quarter) and a $19 million charge in the first quarter related to the company’s recall of its heparin products in the United States. These charges decreased the gross margin by 2.3 percentage points in the third quarter and 1.6 percentage points in the year-to-date period. Refer to Note 4 for further information on these charges. Also negatively impacting the gross margin in both periods were increased raw material costs.
Marketing and Administrative Expenses
The decline in the marketing and administrative expense ratios for the third quarter and first nine months of 2008 was principally due to leverage from higher sales, stronger cost controls and the impact of the third quarter 2007 charge of $56 million to establish reserves related to the average wholesale pricing (AWP) litigation, partially offset by an increase in stock compensation costs and spending related to certain marketing programs, particularly in the BioScience segment.
RESEARCH AND DEVELOPMENT

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
(in millions)	2008	2007	change	2008	2007	change

Research and development (R&D) expenses	$230	$203	13%	$642	$539	19%
As a percent of sales	7.3%	7.4%		7.0%	6.5%

R&D expenses increased during the third quarter and first nine months of 2008 with strong growth in spending on R&D projects across all three of the company’s businesses, particularly BioScience, reflecting the company’s commitment to accelerate R&D investments. Foreign currency fluctuations also contributed to the increase in R&D expenses in both periods.
Included in R&D expenses in the third quarter of 2008 was a $12 million in-process R&D (IPR&D) charge related to an in-licensing agreement with Innocoll Pharmaceuticals Ltd. (Innocoll) to market and distribute Innocoll’s gentamicin surgical implant in the United States upon receipt of regulatory approval. Included in R&D expenses in the third quarter of 2007 was a $25 million IPR&D charge related to a collaboration for the development of a next-generation home HD machine with HHD, LLC, and a $10 million IPR&D charge related to an in-licensing arrangement with Halozyme Therapeutics, Inc. (Halozyme). The nine months ended September 30, 2007 also included an $11 million IPR&D charge relating to the acquisition of certain assets of MAAS Medical, LLC (MAAS Medical). Refer to Note 2 for additional information regarding the company’s in-licensing agreement with Innocoll and the 2007 Annual Report for a discussion of the company’s R&D pipeline, arrangements with HHD, LLC and Halozyme and the acquisition of MAAS Medical.
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
Included in the charge was $17 million related to asset impairments and $53 million for cash costs, principally pertaining to severance and other employee-related costs. The reserve for cash costs is expected to be substantially utilized by the end of 2009. Refer to Note 4 for further information, including reserve utilization through September 30, 2008. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed. Cash expenditures are being funded with cash generated from operations.
NET INTEREST EXPENSE
Net interest expense was $20 million and $6 million in the third quarters of 2008 and 2007, respectively, and $62 million and $10 million for the nine months ended September 30, 2008 and 2007, respectively. The increased expense was driven by lower interest rates and higher average debt levels, principally due to the December 2007 issuance of $500 million of senior unsecured notes and the May 2008 issuance of $500 million of senior unsecured notes. The increase in net interest expense for the nine months ended September 30, 2008 was also driven by lower average cash balances.
OTHER EXPENSE, NET
Other expense, net was $32 million and $21 million in the third quarters of 2008 and 2007, respectively, and $36 million and $28 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Other expense, net in both periods included amounts relating to foreign exchange, minority interests and equity method investments. Included in other expense, net for the three and nine months ended September 30, 2008 was a third quarter 2008 charge of $31 million associated with the discontinuation of the company’s CLEARSHOT pre-filled syringe program. Also included in other expense, net for the nine months ended September 30, 2008 and 2007 was income recognized in the first quarter of 2007 related to the divestiture of the TT business, which included a gain on the sale of the TT business of $58 million less related charges of $35 million, and $16 million of income in the first quarter of 2008 related to the finalization of the net assets transferred in the TT divestiture. See Note 3 for further information on the TT business divestiture and Note 4 for further information on the CLEARSHOT charge.
PRE-TAX INCOME
Refer to Note 8 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.
BioScience
Pre-tax income increased 18% and 21% for the three- and nine-month periods ended September 30, 2008, respectively. The primary drivers of the increase in both periods were the continued customer conversion to ADVATE and the liquid formulation of IGIV, improved pricing of certain plasma protein products, manufacturing efficiencies and the favorable impact of foreign currency fluctuations. Partially offsetting this growth was higher spending on new marketing programs and increased R&D spending related to product development and milestone payments to partners.
Medication Delivery
Pre-tax income decreased 48% and 22% for the three- and nine-month periods ended September 30, 2008, respectively. The improvements in product mix, with increased sales of certain higher-margin products such as SUPRANE, sevoflurane and nutritional products, as well as the favorable impact of foreign currency fluctuations, were more than offset by the impact of special charges and increased spending on R&D. The nine months ended September 30, 2008 included $125 million of charges related to the COLLEAGUE infusion pump (with $72 million recorded in the third quarter and $53 million recorded in the first quarter), a third quarter 2008 charge of $31 million related to the discontinuation of the CLEARSHOT pre-filled syringe program and a first quarter 2008 charge of $19 million related to the company’s recall of its heparin products in the United States. See Note 4 for further information about these charges.
Renal
Pre-tax income decreased 5% and 12% for the three- and nine-month periods ended September 30, 2008, respectively. The decrease in both periods was principally due to the loss of a PD tender in Mexico, and increased spending on new product development, including a next-generation home HD machine, partially offset by the favorable impact of foreign currency fluctuations.
Other
Certain items are maintained at the company’s corporate level and are not allocated to the segments. These items primarily include net interest expense, certain foreign currency fluctuations and the majority of the foreign currency and interest rate hedging activities, stock compensation expense, income and expense related to certain non-strategic investments, corporate headquarters costs, certain employee benefit plan costs, certain nonrecurring gains and losses, IPR&D charges and income related to the manufacturing, distribution and other transition agreements with Fenwal. Refer to Note 8 for a reconciliation of segment pre-tax income to income before income taxes per the consolidated income statements. The significant factors impacting these other items are described below.
Refer to the discussion above regarding net interest expense, the 2007 restructuring charge, the AWP charge and IPR&D charges.
The increase in stock compensation expense in the quarter and year-to-date period was principally due to changes in the company’s stock compensation programs, including the granting of performance share units beginning in 2007 and an amendment to the company’s employee stock purchase plan effective January 1, 2008. Refer to the 2007 Annual Report for further information regarding these changes.
The increase in other corporate expenses, net in the first nine months of 2008 was primarily driven by increased legal and other costs held at corporate and the impact of the income in the first quarter of 2007 related to the divestiture of the TT business, partially offset by income in the first quarter of 2008 related to the finalization of the net assets transferred in the divestiture of the TT business. Refer to Note 3 for further information regarding the divestiture of the TT business.
INCOME TAXES
The company’s effective income tax rates were 15.4% and 18.2% in the third quarters of 2008 and 2007, respectively, and were 18.1% and 19.1% in the nine-month periods ended September 30, 2008 and 2007, respectively.
The effective tax rates in the third quarters and first nine months of 2008 and 2007 were impacted by reductions of $29 million and $57 million, respectively, of valuation allowances on net operating loss carryforwards in foreign jurisdictions due to profitability improvements, and $14 million and $84 million, respectively, of additional U.S. income tax expense related to foreign earnings which are no longer considered indefinitely reinvested outside of the United States because management planned to remit these earnings to the United States in the foreseeable future. Also impacting the tax rate in the 2007 year-to-date period was the extension of tax incentives and the settlement of tax audits in jurisdictions outside of the United States.

INCOME AND EARNINGS PER DILUTED SHARE
Net income was $472 million and $395 million for the three months ended September 30, 2008 and 2007, respectively, and $1,445 million and $1,229 million for the nine months ended September 30, 2008 and 2007, respectively. Net income per diluted share was $0.74 and $0.61 for the three months ended September 30, 2008 and 2007, respectively, and $2.26 and $1.87 for the nine months ended September 30, 2008 and 2007, respectively. The significant factors and events contributing to the changes are discussed above.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies as of December 31, 2007 is included in Note 1 to the company’s consolidated financial statements in the 2007 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2007 Annual Report.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operating activities
Cash flows from operating activities increased during the first nine months of 2008 as compared to the prior year, totaling $1,895 million in 2008 and $1,554 million in 2007. The increase in cash flows was primarily due to higher earnings (before non-cash items) and the other factors discussed below.
Accounts Receivable
Cash outflows relating to accounts receivable decreased during the first nine months of 2008 as compared to the prior year. Days sales outstanding improved from 58.7 days at September 30, 2007 to 55.6 days at September 30, 2008, primarily due to improved collection periods in the United States and certain international locations, partially offset by a decrease in cash proceeds from the securitization and factoring of receivables, principally due to the termination of the European securitization arrangement in the fourth quarter of 2007. See the 2007 Annual Report for further information.
Inventories
Cash outflows relating to inventories decreased in 2008. The following is a summary of inventories at September 30, 2008 and December 31, 2007, as well as inventory turns for the nine months ended September 30, 2008 and 2007, by segment.

			Annualized inventory
	Inventories		turns for the nine
	September 30,	December 31,	months ended September 30,
(in millions, except inventory turn data)	2008	2007	2008	2007

BioScience	$1,368	$1,234	1.61	1.43
Medication Delivery	857	826	3.08	2.85
Renal	262	236	4.28	4.55
Other	33	38	—	—

Total	$2,520	$2,334	2.40	2.28

Liabilities, Restructuring Payments and Other
Cash outflows related to liabilities, restructuring payments and other increased in the first nine months of 2008 as compared to the prior year period, principally driven by the timing of payment of trade accounts payable and increased payments related to the company’s restructuring programs. Also contributing to the increase in cash outflows were the impact of cash inflows in the first quarter of 2007 of $52 million resulting from a prepayment relating to the Fenwal manufacturing, distribution and other transition agreements. Refer to Note 3 for further information regarding the agreements with Fenwal. Further contributing to the increase in cash outflows were realized excess tax benefits of $28 million associated with stock-based compensation. Excess tax benefits are presented as an outflow within the operating section and an inflow within the financing section of the statement of cash flows. No income tax benefits were realized from stock-based compensation during the first nine months of 2007.
Partially offsetting these increases in cash outflows were the settlements of mirror cross-currency swaps, which resulted in operating cash inflows of $12 million in the first nine months of 2008 as compared to cash outflows of $31 million in the first nine months of 2007. Refer to Note 5 for further information regarding these swaps.
Cash flows from investing activities
Capital Expenditures
Capital expenditures increased $191 million for the nine months ended September 30, 2008, from $424 million in 2007 to $615 million in 2008. The company is investing in various multi-year capital projects across its three segments, including ongoing projects to upgrade facilities or increase manufacturing capacity for global injectables, plasma-based (including antibody therapy) and other products. Foreign currency fluctuations also contributed to the increase in capital expenditures in both periods.
Acquisitions of and Investments in Businesses and Technologies
Cash outflows relating to acquisitions of and investments in businesses and technologies of $73 million in the first nine months of 2008 principally related to an IV solutions business in China, the company’s in-licensing agreement to market and distribute Innocoll’s gentamicin surgical implant in the United States upon receipt of regulatory approval and certain smaller acquisitions and investments. Also included in the cash outflows in the first nine months of 2008 were payments related to the company’s fourth quarter 2007 agreement with Nycomed Pharma AS (Nycomed) to market and distribute Nycomed’s TachoSil surgical patch in the United States, and a fourth quarter 2007 amendment of the company’s exclusive R&D, license and manufacturing agreement with Nektar Therapeutics (Nektar) to include the use of Nektar’s proprietary PEGylation technology in the development of longer-acting forms of blood clotting proteins.
Cash outflows relating to the acquisitions of and investments in businesses and technologies of $83 million in the first nine months of 2007 included $30 million related to the expansion of the company’s existing agreements with Halozyme to include the use of HYLENEX recombinant (hyaluronidase human injection) with the company’s proprietary and non-proprietary small molecule drugs, $25 million related to the company’s collaboration with HHD, LLC for the development of a next-generation home HD machine, $11 million for the acquisition of certain assets of MAAS Medical, a company that specializes in infusion systems technology, and $10 million related to an in-licensing arrangement to apply Halozyme’s Enhanze technology to the development of a subcutaneous route of administration for Baxter’s liquid formulation of IGIV. Refer to the 2007 Annual Report for a discussion of the 2007 arrangements.
Divestitures and Other
Cash inflows relating to divestitures and other in the first nine months of 2008 principally consisted of cash collections from customers relating to previously securitized receivables. In the fourth quarter of 2007, the company repurchased the third party interest in receivables previously sold under the European securitization arrangement, and the European facility was not renewed. Refer to the 2007 Annual Report for further information.
Cash inflows in the first nine months of 2007 principally related to cash proceeds from the divestiture of the TT business. Refer to Note 3 for further information. Cash inflows in both 2008 and 2007 also included collections on retained interests associated with securitization arrangements.
Cash flows from financing activities
Debt Issuances and Payments of Obligations
Net cash outflows relating to debt issuances and payments of obligations in the first nine months of 2008 totaled $232 million, as compared to $428 million in the prior year period. Debt issuances in the first nine months of 2008 principally related to the May 2008 issuance of $500 million of senior unsecured notes, maturing in June 2018 and bearing a 5.375% coupon rate. The net proceeds were used for general corporate purposes, including the settlement of cross-currency swaps, as further described below. In addition, during the third quarter of 2008, the company issued commercial paper, of which $192 million was outstanding as of September 30, 2008.

Financing cash outflows for payments of obligations included the settlement of certain cross-currency swaps of $540 million and $196 million during the first nine months of 2008 and 2007, respectively. Refer to Note 5 and the 2007 Annual Report for further information regarding these swaps. Payments of obligations for the nine months ended September 30, 2008 also included the repayment of the company’s 5.196% notes, which approximated $250 million, upon their maturity in February 2008. Financing cash outflows in the first nine months of 2008 and 2007 included other payments of obligations totaling $152 million and $305 million, respectively.
Other Financing Activities
Cash dividend payments totaled $411 million in the first nine months of 2008 and $598 million in the first nine months of 2007. Beginning in 2007, the company converted from an annual to a quarterly dividend payment and increased the dividend by 15% on an annualized basis, to $0.1675 per share per quarter. The final annual dividend of $380 million was paid in January 2007, and the first quarterly dividend of $109 million was paid in the second quarter of 2007. In the first nine months of 2008, the company paid quarterly dividends of $0.2175 per share ($0.87 per share on an annualized basis), which represented an increase of 30% over the previous quarterly rate of $0.1675 per share.
Cash proceeds from stock issued under employee benefit plans increased by $47 million, from $500 million in the first nine months of 2007 to $547 million in the first nine months of 2008, primarily driven by an increased participation in the company’s employee stock purchase plans in 2008 and an increase in excess tax benefits related to stock options.
Stock repurchases totaled $1.52 billion in the first nine months of 2008 as compared to $1.64 billion in the prior year period. As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level, and current market conditions. In March 2008, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock. At September 30, 2008, $1.6 billion remained available under the March 2008 authorization.
CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS
Credit facilities
The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in December 2011. The company also maintains a credit facility denominated in Euros with a maximum capacity of approximately $435 million at September 30, 2008, which matures in January 2013. The company’s facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At September 30, 2008, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of the two outstanding facilities at September 30, 2008. The non-performance of any financial institution supporting the credit facility would reduce the maximum capacity of these facilities by each institution’s respective commitment. Refer to the 2007 Annual Report for further discussion of the company’s credit facilities.
Access to capital
The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt or common stock. The company had $2.2 billion of cash and equivalents at September 30, 2008. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.
The global financial markets have recently experienced unprecedented levels of volatility. The company’s ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for the company’s products or in the solvency of its customers or suppliers, deterioration in the company’s key financial ratios or credit ratings, or other significantly unfavorable changes in conditions. In addition, continuing volatility in the global financial markets could increase borrowing costs or affect the company’s ability to access the capital markets. However, the company believes it has sufficient financial flexibility in the future to issue debt, enter into other financing arrangements, and attract long-term capital on acceptable terms to support the company’s growth objectives.

Credit ratings
There were no changes in the company’s debt ratings in the first nine months of 2008. As a result of the termination of the company’s remaining net investment hedge portfolio in the third quarter of 2008, the company is no longer party to any agreement whereby the counterparty financial institution can terminate or accelerate the maturity date of a financial instrument solely due to unfavorable changes in the company’s credit ratings. Refer to Note 5 for further information regarding the company’s net investment hedges.
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
NEW ACCOUNTING STANDARDS
SFAS No. 161
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). The standard expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The company is in the process of analyzing this new standard, which will be effective for disclosures made by the company in the first quarter of 2009.
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
SFAS No. 141-R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141-R). The new standard changes the accounting for business combinations in a number of significant respects. The key changes include the expansion of transactions that will qualify as business combinations, the capitalization of IPR&D as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition costs, the expensing of costs associated with restructuring the acquired company, the recognition of contingent consideration at fair value on the acquisition date, and the recognition of post-acquisition date changes in deferred tax asset valuation allowances and acquired income tax uncertainties as income tax expense or benefit. SFAS No. 141-R is effective for business combinations that close in years beginning on or after December 15, 2008, with early adoption prohibited. The company will adopt this standard at the beginning of 2009.
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

FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including accounting estimates and assumptions, litigation outcomes, statements with respect to infusion pumps, heparin and other regulatory matters, expectations with respect to restructuring and acquisition activities, strategic plans, sales and pricing forecasts, estimates of liabilities, management of currency risk, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility and the adequacy of reserves, statements with respect to ongoing cash flows from the TT business, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:
•	demand for and market acceptance risks for new and existing products, such as ADVATE and IGIV, and other therapies;

•	the company’s ability to identify business development and growth opportunities for existing products and to exit low-margin businesses or products;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales, including with respect to the company’s heparin products;

•	future actions of regulatory bodies and other government authorities that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO pumps;

•	fluctuations in the balance between supply and demand with respect to the market for plasma protein products;

•	reimbursement policies of government agencies and private payers;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	foreign currency fluctuations, particularly due to reduced benefits from the company’s natural hedges and limitations on the ability to cost-effectively hedge resulting from the recent financial market and currency volatility;

•	global regulatory, trade and tax policies;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of restructuring initiatives;

•	change in credit agency ratings;

•	any impact of the commercial and credit environment on the company and its customers;

•	continued developments in the market for transfusion therapies products and Fenwal’s ability to execute with respect to the acquired business; and

•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described under the caption “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2007, all of which are available on the company’s website.
Actual results may differ materially from those projected in the forward-looking statements. The company does not undertake to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Currency Risk
The company is primarily exposed to foreign exchange risk with respect to firm commitments, forecasted transactions and net assets denominated in the Euro, Japanese Yen, British Pound, Swiss Franc, Australian Dollar, Brazilian Real, Colombian Peso and Mexican Peso. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce earnings and shareholders’ equity volatility relating to foreign exchange.
The company uses option and forward contracts to hedge the foreign exchange risk to earnings relating to firm commitments and forecasted transactions denominated in foreign currencies. The company enters into derivative instruments to hedge certain intercompany and third-party receivables, payables and debt denominated in foreign currencies. The company has also historically hedged certain of its net investments in international affiliates, using a combination of debt denominated in foreign currencies and cross-currency swap agreements. As further discussed in Note 5, in the third quarter of 2008, the company terminated all of its remaining net investment hedges. The recent financial market and currency volatility may reduce the benefits of the company’s natural hedges and limit the company’s ability to cost-effectively hedge these exposures.
As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange hedge contracts outstanding at September 30, 2008, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $25 million, which principally related to a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary, would increase by $82 million.
The sensitivity analysis model recalculates the fair value of the foreign currency option, forward and cross-currency swap contracts outstanding at September 30, 2008 by replacing the actual exchange rates at September 30, 2008 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Financial Instrument Market Risk” in the company’s 2007 Annual Report. There were no significant changes during the quarter ended September 30, 2008.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.
Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2008.
Changes in Internal Control over Financial Reporting
There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008 and 2007, respectively, have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2008, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the company’s management.
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
October 31, 2008

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 7 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the three-month period ended September 30, 2008.
Issuer Purchases of Equity Securities

				Approximate Dollar Value of
	Total Number		Total Number of Shares	Shares that May Yet Be
	of Shares	Average Price	Purchased as Part of Publicly	Purchased Under the
Period	Purchased (1)(2)	Paid per Share	Announced Programs (1)(2)	Program (2)

July 1, 2008 through July 31, 2008	1,343,559	$65.86	1,343,559
August 1, 2008 through August 31, 2008	5,736,344	69.73	5,736,344
September 1, 2008 through September 30, 2008	1,462,297	68.38	1,462,297

Total	8,542,200	$68.89	8,542,200	$1,629,437,930

(1)	On March 13, 2007, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market. During the third quarter of 2008, the company repurchased 3.2 million shares in open market purchases for $218 million under this program. No amount remains under this authorization at September 30, 2008.

(2)	On March 18, 2008, the company announced that its board of directors authorized the company to repurchase up to an additional $2.0 billion of its common stock on the open market. During the third quarter of 2008, the company repurchased 5.3 million shares in open market purchases for $371 million under this program, and the remaining authorization totaled $1.6 billion at September 30, 2008. This program does not have an expiration date.

Item 6. Exhibits
Exhibit Index:

Exhibit
Number	Description

15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.

(Registrant)

Date: October 31, 2008	By:	/s/ Robert M. Davis

Robert M. Davis
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)