Form 10-K
period 2008-12-31
BAXTER INTERNATIONAL INC
filed 2009-02-19
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-4448

Baxter International Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-0781620

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Baxter Parkway, Deerfield, Illinois	60015
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 847.948.2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $1.00 par value	New York Stock Exchange Chicago Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
(currently traded with common stock)	Chicago Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $63.94 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $40 billion. There is no non-voting common equity held by non-affiliates of the registrant.

The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2009 was 613,849,295.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for fiscal year ended December 31, 2008 are incorporated by reference into Parts I, II and IV of this report. Portions of the registrant’s definitive 2009 proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 5, 2009 are incorporated by reference into Part III of this report.

		Page
		Number

Item 1.	Business	1
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 8.	Financial Statements and Supplementary Data	14
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
Item 9A.	Controls and Procedures	15
Item 9B.	Other Information	15
Item 10.	Directors, Executive Officers and Corporate Governance	15
Item 11.	Executive Compensation	15
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16
Item 13.	Certain Relationships and Related Transactions and Director Independence	17
Item 14.	Principal Accountant Fees and Services	17
Item 15.	Exhibits and Financial Statement Schedules	18
Directors' Deferred Compensation Plan
Form of Severance Agreement
Supplemental Pension Plan
Deferred Compensation Plan
Non-Employee Director Compensation Plan
Computation of Ratio of Earnings to Fixed Charges
Selections from the 2008 Annual Report to Shareholders
Subsidiaries
Consent of PricewaterhouseCoopers LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

PART I

Item 1.	Business.

Company Overview

Baxter develops, manufactures and markets products that save and sustain the lives of people with hemophilia, immune disorders, infectious diseases, kidney disease, trauma and other chronic and acute medical conditions. As a global, diversified healthcare company, Baxter applies a unique combination of expertise in medical devices, pharmaceuticals and biotechnology to create products that advance patient care worldwide. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices, clinical and medical research laboratories, and by patients at home under physician supervision. Baxter manufactures products in 26 countries and sells them in more than 100 countries.

Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, except as otherwise indicated in information incorporated by reference, “Baxter International” means Baxter International Inc. and “Baxter,” the “company” or the “Company” means Baxter International and its consolidated subsidiaries.

Business Segments

The BioScience, Medication Delivery and Renal segments comprise Baxter’s continuing operations.

BioScience.  The BioScience business manufactures recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha 1-antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; products for regenerative medicine, such as biosurgery products and technologies used in adult stem-cell therapies; and vaccines.

Medication Delivery.  The Medication Delivery business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics, as well as products and services related to pharmacy compounding, drug formulation and packaging technologies.

Renal.  The Renal business provides products to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis (PD), a home-based therapy, and also distributes products for hemodialysis (HD), which is generally conducted in a hospital or clinic.

Financial information about Baxter’s segments and principal product lines is incorporated by reference from the section entitled “Notes to Consolidated Financial Statements — Note 12 Segment Information” of Baxter’s Annual Report to Shareholders for fiscal year 2008 (the “Annual Report”), which is filed as Exhibit 13 to this Report on Form 10-K.

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

International Markets

Baxter generates approximately 60% of its revenues outside the United States. While healthcare cost containment continues to be a focus around the world, demand for healthcare products and services continues to be strong worldwide. The company’s strategies emphasize global expansion and technological innovation to advance medical care worldwide. Baxter’s operations are subject to certain additional risks inherent in conducting business outside the United States, such as fluctuations in currency exchange rates, changes in exchange controls, loss of business in government tenders, nationalization, increasingly complex labor environments, expropriation and other governmental actions, changes in taxation, importation limitations, export control restrictions, violations of U.S. or local laws, dependence on a few government entities as customers, pricing restrictions, economic destabilization, instability, disruption or destruction in a significant geographic region — due to the location of manufacturing facilities, distribution facilities or customers.

Financial information about foreign and domestic operations and geographic information is incorporated by reference from the section entitled “Notes to Consolidated Financial Statements — Note 12 Segment Information” of the Annual Report.

Contractual Arrangements

Substantial portions of the company’s products are sold through contracts with customers, both within and outside the United States. Some of these contracts have terms of more than one year and place limits on our ability to increase prices. In the case of hospitals and other facilities, these contracts may specify minimum quantities of a particular product or categories of products to be purchased by the customer.

In keeping with the increased emphasis on cost-effectiveness in healthcare delivery, many hospitals and other customers of medical products in the United States and in other countries have joined group purchasing organizations (GPOs), or combined to form integrated delivery networks (IDNs), to enhance purchasing power. GPOs and IDNs negotiate pricing arrangements with manufacturers and distributors, and the negotiated prices are made available to members. Baxter has purchasing agreements with several of the major GPOs in the United States. GPOs may have agreements with more than one supplier for certain products. Accordingly, in these cases, Baxter faces competition from other suppliers even where a customer is a member of a GPO under contract with Baxter.

Raw Materials

Raw materials essential to Baxter’s business are purchased from numerous suppliers worldwide in the ordinary course of business. Although most of these materials are generally available, certain raw materials used in producing some of the company’s products are available only from one or a limited number of suppliers, and Baxter at times may experience shortages of supply. In an effort to manage risk associated with raw materials supply, Baxter works closely with its suppliers to help ensure availability and continuity of supply while maintaining high quality and reliability. The company also seeks to develop new and alternative sources of supply where beneficial to its overall raw materials procurement strategy.

The company also utilizes long-term supply contracts with some suppliers to help maintain continuity of supply and manage the risk of price increases. Baxter is not always able to recover cost increases for raw materials through customer pricing due to contractual limits and market pressure on such price increases.

Competition

Baxter’s Medication Delivery, BioScience and Renal businesses enjoy leading positions based on a number of competitive advantages. The Medication Delivery business benefits from the breadth and depth of its product offering, as well as strong relationships with customers, including hospitals, customer purchasing groups and pharmaceutical and biotechnology companies. The BioScience business benefits from continued innovation in its products and therapies, consistency of its supply of products, and strong customer relationships. The Renal business benefits from its position as one of the world’s leading manufacturers of PD products, as well as its strong relationships with customers and patients, including the many patients who self-administer the home-based therapy supplied by Baxter. Baxter as a whole benefits from efficiencies and cost advantages resulting from shared manufacturing facilities and the technological advantages of its products.

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

Global efforts toward healthcare cost containment continue to exert pressure on product pricing. Governments around the world use various mechanisms to control healthcare expenditures, such as price controls, product formularies (lists of recommended or approved products), and competitive tenders which require the submission of a bid to sell products. Sales of Baxter’s products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payers. In the United States, many state governments have adopted or proposed initiatives relating to Medicaid and other health programs that may limit reimbursement or increase rebates that Baxter and other providers are required to pay to the state. In addition to government regulation, managed care organizations in the United States, which include medical insurance companies, medical plan administrators, health-maintenance organizations, hospital and physician alliances and pharmacy benefit managers, continue to put pressure on the price and usage of healthcare products. Managed care organizations seek to contain healthcare expenditures, and their purchasing strength has been increasing due to their consolidation into fewer, larger organizations and a growing number of enrolled patients. Baxter faces similar issues outside of the United States. In Europe and Latin America, for example, the government provides healthcare at low cost to patients, and controls its expenditures by purchasing products through public tenders, regulating prices, setting reference prices in public tenders or limiting reimbursement or patient access to certain products.

Intellectual Property

Patents and other proprietary rights are essential to Baxter’s business. Baxter relies on trademarks, copyrights, trade secrets, know-how and confidentiality agreements to develop, maintain and strengthen its competitive position. Baxter owns a number of patents and trademarks throughout the world and has entered into license arrangements relating to various third-party patents and technologies. Products manufactured by Baxter are sold primarily under its own trademarks and trade names. Some products distributed by the company are sold under the company’s trade names while others are sold under trade names owned by its suppliers. Trade secret protection of unpatented confidential and proprietary information is also important to Baxter. The company maintains certain details about its processes, products, and technology as trade secrets and generally requires employees, consultants, parties to collaboration agreements and other business partners to enter into confidentiality agreements.

Baxter’s policy is to protect its products and technology through patents and trademarks on a worldwide basis. This protection is sought in a manner that balances the cost of such protection against obtaining the greatest value for the company. Baxter also recognizes the need to promote the enforcement of its patents and trademarks. Baxter will continue to take commercially reasonable steps to enforce its patents and trademarks around the world against potential infringers, including judicial or administrative action where appropriate.

Baxter operates in an industry susceptible to significant patent litigation. At any given time, the company is involved as either a plaintiff or defendant in a number of patent infringement and other intellectual property-related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products.

Research and Development

Baxter’s investment in research and development is essential to its future growth and its ability to remain competitive in all three of its business segments. Accordingly, Baxter continues to increase its investment in research and development programs to develop innovative products, systems and manufacturing methods. Expenditures for Baxter’s research and development activities were $868 million in 2008, $760 million in 2007 and $614 million in 2006. These expenditures include costs associated with research and development activities performed at the company’s research and development centers located around the world, which include facilities in Austria, Belgium, Japan and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for research and development work performed at non-Baxter locations.

Principal areas of strategic focus for research and development include recombinant therapeutics, plasma-based therapeutics, vaccines, initiatives in regenerative medicine including adult stem-cell therapy, kidney dialysis, small molecule drugs, enhanced packaging systems for medication delivery, drug formulation technologies, and pharmacy compounding. The company’s research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product lines. Baxter supplements its own research and development efforts by acquiring various technologies and entering into development and other collaboration agreements with third parties. For more information on the company’s research and development activities, please refer to our discussion under the caption entitled “Research and Development” in “Management’s Discussion and Analysis” of the Annual Report.

Quality Management

Baxter places significant emphasis on providing quality products and services to its customers. Quality management plays an essential role in determining and meeting customer requirements, preventing defects and improving the company’s products and services. Baxter has a network of quality systems throughout the company’s business units and facilities that relate to the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of the company’s products. To assess and facilitate compliance with applicable requirements, the company regularly reviews its quality systems to determine their effectiveness and identify areas for improvement. Baxter also performs assessments of its suppliers of raw materials, components and finished goods. In addition, the company conducts quality management reviews designed to inform management of key issues that may affect the quality of products and services.

From time to time, the company may determine that products manufactured or marketed by the company do not meet company specifications, published standards, such as those issued by the International Standards Organization, or regulatory requirements. When a quality issue is identified, Baxter investigates the issue and takes appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling, and other actions. For more information on corrective actions taken by Baxter, please refer to our discussion under the caption entitled “Certain Regulatory Matters” in “Management’s Discussion and Analysis” of the Annual Report.

Government Regulation

The operations of Baxter and many of the products manufactured or sold by the company are subject to extensive regulation by numerous government agencies, both within and outside the United States. In the United States, the federal agencies that regulate the company’s facilities, operations, employees, products (their manufacture, sale, import and export) and services include: the U.S. Food and Drug Administration (FDA), the Drug Enforcement Agency, the Environmental Protection Agency, the Occupational Health & Safety Administration, the Department of Agriculture, the Department of Labor, the Department of Defense, Customs and Border Protection, the Department of Commerce, the Department of Treasury and others. Because Baxter supplies products and services to healthcare providers that are reimbursed by federally funded programs such as Medicare, its activities are also subject to regulation by the Center for Medicare/Medicaid Services and enforcement by the Office of the Inspector General within the Department of Health and Human Services. State agencies in the United States also regulate the facilities, operations, employees, products and services of the company within their respective states. Outside the United States, our products and operations are subject to extensive regulation by government agencies, including the European Medicines Agency (EMEA) in the European Union. International government agencies also regulate public health, product registration, manufacturing, environmental conditions, labor, exports, imports and other aspects of the company’s global operations.

The FDA in the United States, the EMEA in Europe, and other government agencies inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of Baxter’s products. The company must obtain specific approval from the FDA and non-U.S. regulatory authorities before it can market and sell most of its products in a particular country. Even after the company obtains regulatory approval to market a product, the product and the company’s manufacturing processes are subject to continued review by the FDA and other regulatory authorities.

The company is subject to possible administrative and legal actions by the FDA and other regulatory agencies inside and outside the United States. Such actions may include warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals, restrictions on operations or withdrawal of existing approvals. From time to time, the company institutes compliance actions, such as removing products from the market found not to meet applicable requirements and improving the effectiveness of quality systems. For more information on compliance actions taken by the company, please refer to our discussion under the caption entitled “Certain Regulatory Matters” in “Management’s Discussion and Analysis” of the Annual Report.

Environmental policies of the company require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection.

Employees

As of December 31, 2008, Baxter employed approximately 48,500 people.

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

In addition, Baxter’s Corporate Governance Guidelines, Code of Conduct, and the charters for the committees of Baxter’s Board of Directors are available on Baxter’s website at www.baxter.com under “Corporate Governance” and in print upon request by writing to: Corporate Secretary, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015. Information contained on Baxter’s website shall not be deemed incorporated into, or to be a part of, this Annual Report on Form 10-K.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, future litigation outcomes, the company’s efforts to remediate its infusion pumps and other regulatory matters, expectations with respect to restructuring programs (including expected cost savings), strategic plans, product mix, promotional efforts, geographic expansion, sales and pricing forecasts, expectations with respect to business development activities, the divestiture of low margin businesses, potential developments with respect to credit and credit ratings, interest expense in 2009, estimates of liabilities, ongoing tax audits and related tax provisions, deferred tax assets, future pension plan expense, expectations with respect to the company’s exposure to foreign currency risk, the company’s internal R&D pipeline, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility and the adequacy of credit facilities and reserves, the effective tax rate in 2009, expected revenues from the Fenwal transition services agreements, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning: demand for and market acceptance risks for new and existing products, such as ADVATE and IGIV, and other therapies; the company’s ability to identify business development and growth opportunities for existing products and to exit low margin businesses or products; product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales, including with respect to the company’s heparin products; future actions of regulatory bodies and other government authorities that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil penalties, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO pumps; foreign currency fluctuations, particularly due to reduced benefits from the company’s natural hedges and limitations on the ability to cost-effectively hedge resulting from the recent financial market and currency volatility; fluctuations in the balance between supply and demand with respect to the market for plasma protein products; reimbursement policies of government agencies and private payers; product development risks including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle; the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology; the impact of geographic and product mix on the company’s sales; the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies; inventory reductions or fluctuations in buying patterns by wholesalers or distributors; the availability and pricing of acceptable raw materials and component supply; global regulatory, trade and tax policies; any changes in law concerning the taxation of income, including income earned outside of the United States; actions by tax authorities in connection with ongoing tax audits; the company’s ability to realize the anticipated benefits of restructuring initiatives; change in credit agency ratings; any impact of the commercial and credit environment on the company and its customers; continued developments in the market for transfusion therapies products and Fenwal’s ability to execute with respect to the acquired business; and other factors identified elsewhere in this report, including those factors described below under the caption “Item 1A. Risk Factors,” and other filings with the Securities and Exchange Commission, all of which are available on the company’s website.

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

The successful and timely implementation of our business model depends on our ability to adapt to changing technologies and introduce new products. As Baxter’s competitors will continue to introduce competitive products, the development and acquisition of innovative products and technologies that improve efficacy, safety, patients’ and clinicians’ ease of use and cost-effectiveness are important to Baxter’s success. The success of new product offerings will depend on many factors, including our ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, maintain advantageous positions with respect to intellectual property, and differentiate our products from those of our competitors. A failure by us to introduce planned products or other new products or to introduce these products on schedule could have an adverse effect on our business, financial condition and results of operations.

The development and acquisition of innovative products and technologies that improve efficacy, safety, patients’ and clinicians’ ease of use and cost-effectiveness involve significant technical and business risks. If we cannot adapt to changing technologies, our products may become obsolete, and our business could suffer. Because the healthcare industry is characterized by rapid technological change, we may be unable to anticipate changes in our current and potential customers’ requirements. Our success will depend, in part, on our ability to continue to enhance our existing products, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license or acquire leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.

We are subject to a number of existing laws and regulations, non-compliance with which could adversely affect our business, financial condition and results of operations, and we are susceptible to a changing regulatory environment.

As a participant in the healthcare industry, our operations and products, and those of our customers, are regulated by numerous government agencies, both within and outside the United States. The impact of this on us is direct, to the extent we are subject to these laws and regulations, and indirect in that in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations.

The manufacture, distribution and marketing of our products are subject to extensive ongoing regulation by the FDA and other regulatory authorities both within and outside the United States. Any new product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. We may elect to delay or cancel our anticipated regulatory submissions for new indications for our current or proposed new products for a number of reasons. Failure to comply with the requirements of the FDA or other regulatory authorities could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals, restrictions on operations or withdrawal of existing approvals. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales.

We continue to address issues with our infusion pumps as discussed further under the caption entitled “Certain Regulatory Matters” in “Management’s Discussion and Analysis” of the Annual Report. In connection with these issues, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that substantial additional charges or significant asset impairments may not be required, or that additional legislation or regulation will not be introduced that may adversely affect the company’s operations. Third parties may also file claims against us in connection with these pump issues. In addition, sales of these products may continue to be affected and sales of other Baxter products may be adversely affected if we do not adequately address these pump issues.

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

Quality management plays an essential role in determining and meeting customer requirements, preventing defects and improving the company’s products and services. Our future operating results will depend on our ability to implement and improve our quality management program, and effectively train and manage our employee base with respect to quality management. While Baxter has a network of quality systems throughout our business units and facilities, which relates to the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our products, quality and safety issues may occur with respect to any of our products. In addition, some of the raw materials employed in Baxter’s production processes are derived from human and animal origins. Though great care is taken to assure the safety of these raw materials, the nature of their origin elevates the potential for the introduction of pathogenic agents or other contaminants.

A quality or safety issue could have an adverse effect on our business, financial condition and results of operations and may result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals, restrictions on operations or withdrawal of existing approvals. An inability to address a quality or safety issue in an effective manner on a timely basis may also cause a loss of customer confidence in us or our products, which may result in losses of sales. In addition, we may be named as a defendant in product liability lawsuits, which could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time, attention and resources. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees.

In 2008, we removed our heparin sodium injection products from distribution in the United States after identifying an increasing level of allergic-type and hypotensive adverse reactions occurring in certain patients. For more information on this recall and the lawsuits we face in connection with this recall, please refer to “Certain Regulatory Matters” in “Management’s Discussion and Analysis” of the Annual Report and “Notes to Consolidated Financial Statements — Note 11 Legal Proceedings” of the Annual Report.

If reimbursement for our current or future products is reduced or modified, our business could suffer.

Sales of our products depend, in part, on the extent to which the costs of our products are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. These healthcare management organizations and third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been targeted in this effort. We also face challenges in certain foreign markets where the pricing and profitability of our products generally are subject to government controls. Government controls in foreign markets also impact our ability to collect accounts receivable in a timely manner. Accordingly, our current and potential products may not be considered cost effective, and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. Legislation and regulations affecting reimbursement for our products may change at any time and in ways that are difficult to predict and these changes may be adverse to us. Any reduction in Medicare, Medicaid or other third-party payor reimbursements could have a negative effect on our operating results.

If we are unable to obtain sufficient components and/or raw materials on a timely basis, our business may be adversely affected.

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in over 50 manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. While efforts are made to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. We work closely with our suppliers to ensure the continuity of supply but we cannot guarantee these efforts will continue to be successful. In addition, due to the regulatory environment in which we operate, we may not be able to quickly establish additional or replacement sources for some components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner, and our ability to make product sales.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

There has been consolidation in our customer base, and by our competitors, which has resulted in pricing and sales pressures. As these consolidations occur, competition to provide products like ours will become more intense, and the importance of establishing relationships with key industry participants including GPOs, IDNs and other customers will become greater. Customers will continue to work and organize to negotiate price reductions for our products and services. To the extent we are forced to reduce our prices, our business will become less profitable unless we are able to achieve corresponding reductions in costs. The company’s sales could be adversely affected if any of its contracts with its GPOs, IDNs or other customers are terminated in part or in their entirety, or members decide to purchase from another supplier.

If we are unable to protect our patents or other proprietary rights, or if we infringe on the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.

Patent and other proprietary rights are essential to our business. Our success depends to a significant degree on our ability to obtain and enforce patents and licenses to patent rights, both in the United States and in other countries. We cannot assure that pending patent applications will result in issued patents, that patents issued or licensed will not be challenged or circumvented by competitors, that our patents will not be found to be invalid or that the intellectual property rights of others will not prevent the company from selling certain products or including key features in the company’s products.

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

We also rely on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen our competitive positions. While we protect our proprietary rights to the extent possible, we cannot guarantee that third parties will not know, discover or develop independently equivalent proprietary information or techniques, or that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets. Misappropriation of our intellectual property would have an adverse effect on our competitive position and may cause us to incur substantial litigation costs.

If our business development activities are unsuccessful, our business could suffer and our financial performance could be adversely affected.

We are engaged in business development activities including evaluating acquisitions, joint development opportunities, technology licensing arrangements and other opportunities. These activities may result in substantial investment of the company’s resources. Our success developing products or expanding into new markets from such activities will depend on a number of factors, including our ability to find suitable opportunities for acquisition, investment or alliance; whether we are able to establish an acquisition, investment or alliance on terms that are satisfactory to us; the strength of the other company’s underlying technology, products and ability to execute its business strategies; any intellectual property and litigation related to these products or technology; and our ability to successfully integrate the acquired company, business, product, technology or research into our existing operations including the ability to adequately fund acquired in-process research and development projects. If we are unsuccessful in our business development activities, we may be unable to meet our financial targets and we may be required to record asset impairment charges.

If we are unsuccessful in identifying growth opportunities or if we are unsuccessful in exiting low margin businesses or discontinuing low profit products, our business, financial condition and results could be adversely affected.

Successful execution of our business strategy depends, in part, on improving the profit margins we earn with respect to our current and future products. A failure to identify and take advantage of opportunities that allow us to increase our profit margins or a failure by us to exit low profit margin businesses or discontinue low profit margin products, may result in us failing to meet our financial targets and may otherwise have an adverse effect on our business, financial condition and results of operations.

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

We also face competition for marketing, distribution and collaborative development agreements, for establishing relationships with academic and research institutions, and for licenses to intellectual property. In addition, academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs. If we are unable to successfully compete with these companies and institutions, our business may suffer.

We are subject to risks associated with doing business globally.

Our operations, both within and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include fluctuations in currency exchange rates, changes in exchange controls, loss of business in government tenders that are held annually in many cases, nationalization, increasingly complex labor environments, expropriation and other governmental actions, changes in taxation, including legislative changes in United States and international taxation of income earned outside of the United States, importation limitations, export control restrictions, violations of U.S. or local laws, including the U.S. Foreign Corrupt Practices Act (FCPA), dependence on a few government entities as customers, pricing restrictions, economic destabilization, instability, disruption or destruction in a significant geographic region — due to the location of manufacturing facilities, distribution facilities or customers — regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, or natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. Failure to comply with the laws and regulations that affect our global operations, including the FCPA, could have an adverse effect on our business, financial condition or results of operations.

We are subject to foreign currency exchange risk.

In 2008, we generated approximately 60% of our revenue outside the United States. Our financial results may be adversely affected by fluctuations in foreign currency exchange rates, especially in light of recent market volatility and drastic movements in currency exchange rates. These conditions may also reduce the benefits from our natural hedges and limit our ability to cost-effectively hedge against our foreign currency exposure. A discussion of the financial impact of foreign exchange rate fluctuations and the ways and extent to which we attempt to mitigate such impact is contained under the heading “Financial Instrument Market Risk” contained in “Management’s Discussion and Analysis” of the Annual Report. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can mitigate these risks.

Current challenges in the commercial and credit environment may adversely affect our business and financial condition.

The global financial markets have recently experienced unprecedented levels of volatility. The company’s ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for the company’s products or in the solvency of its customers or suppliers, deterioration in the company’s key financial ratios or credit ratings, or other significantly unfavorable changes in conditions. While these conditions and the current economic downturn have not meaningfully impaired our ability to access credit markets or meaningfully adversely affected our operations to date, continuing volatility in the global financial markets could increase borrowing costs or affect the company’s ability to access the capital markets. Current or worsening economic conditions may also adversely affect the business of our customers, including their ability to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products.

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

Business	Location	Owned/Leased

BioScience
	Orth, Austria	Owned
	Vienna, Austria	Owned
	Lessines, Belgium	Owned
	Hayward, California	Leased
	Los Angeles, California	Owned
	Thousand Oaks, California	Owned
	Bohumil, Czech Republic	Owned
	Pisa, Italy	Owned
	Rieti, Italy	Owned
	Beltsville, Maryland	Leased
	Neuchatel, Switzerland	Owned
Medication Delivery
	Mountain Home, Arkansas	Owned
	Toongabbie, Australia	Owned
	Lessines, Belgium	Owned
	Sao Paulo, Brazil	Owned
	Alliston, Canada	Owned
	Shanghai, China	Owned
	Cali, Colombia	Owned
	Cartago, Costa Rica	Owned
	Thetford, England	Owned
	Halle, Germany	Owned
	Round Lake, Illinois	Owned
	Bloomington, Indiana	Owned/Leased(1)
	Grosotto, Italy	Owned
	Cleveland, Mississippi	Leased
	Cherry Hill, New Jersey	Owned/Leased(1)
	North Cove, North Carolina	Owned
	Aibonito, Puerto Rico	Leased
	Guayama, Puerto Rico	Owned
	Jayuya, Puerto Rico	Leased
	Woodlands, Singapore	Owned/Leased(2)
	Sabinanigo, Spain	Owned

Business	Location	Owned/Leased

Renal
	Mountain Home, Arkansas	Owned
	Toongabbie, Australia	Owned
	Sao Paulo, Brazil	Owned
	Alliston, Canada	Owned
	Guangzhou, China	Owned(3)
	Cali, Colombia	Owned
	Castlebar, Ireland	Owned
	Miyazaki, Japan	Owned
	Cuernavaca, Mexico	Owned
	North Cove, North Carolina	Owned
	Woodlands, Singapore	Owned/Leased(2)

(1)	The Bloomington, Indiana and Cherry Hill, New Jersey locations include both owned and leased facilities.

(2)	Baxter owns the facility located at Woodlands, Singapore and leases the property upon which it rests.

(3)	The Guangzhou, China facility is owned by a joint venture in which Baxter owns a majority share.

The company also owns or operates shared distribution facilities throughout the world. In the United States and Puerto Rico, there are 13 shared distribution facilities with the principal facilities located in Memphis, Tennessee; Catano, Puerto Rico; North Cove, North Carolina; and Round Lake, Illinois. Internationally, we have more than 100 shared distribution facilities located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, Czech Republic, Ecuador, France, Germany, Greece, Guatemala, Hong Kong, India, Italy, Japan, Korea, Mexico, New Zealand, Panama, Peru, Philippines, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates, the United Kingdom, and Venezuela.

The company continually evaluates its plants and production lines and believes that its current facilities plus any planned expansions are generally sufficient to meet its expected needs and expected near-term growth. Expansion projects and facility closings will be undertaken as necessary in response to market needs.

Item 3.	Legal Proceedings.

Incorporated by reference to “Notes to Consolidated Financial Statements — Note 11 Legal Proceedings” of the Annual Report.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

Robert L. Parkinson, Jr., age 58, is Chairman and Chief Executive Officer of Baxter, having served in that capacity since April 2004. Prior to joining Baxter, Mr. Parkinson was Dean of Loyola University Chicago’s School of Business Administration and Graduate School of Business from 2002 to 2004. He retired from Abbott Laboratories in 2001 following a 25-year career, having served in a variety of domestic and international management and leadership positions, including as President and Chief Operating Officer. Mr. Parkinson also serves on the boards of directors of Chicago-based Northwestern Memorial Hospital and the Northwestern Memorial Foundation as well as Loyola University Chicago’s Board of Trustees.

Joy A. Amundson, age 54, is Corporate Vice President — President, BioScience, having served in that capacity since August 2004. Prior to joining Baxter in August 2004, Ms. Amundson was a principal of Amundson Partners, Inc., a healthcare-consulting firm, from 2001. From 1995 to 2001, she served as a Senior Vice President of Abbott Laboratories.

Peter J. Arduini, age 44, is Corporate Vice President — President, Medication Delivery. Prior to joining Baxter in March 2005, Mr. Arduini spent 15 years at GE Healthcare in a variety of management roles for domestic and global businesses, the most recent of which was global general manager of GE Healthcare’s computerized axial tomography scan (CT) and functional imaging business.

Michael J. Baughman, age 44, is Corporate Vice President and Controller, having served in that capacity since May 2006. Mr. Baughman joined Baxter in 2003 as Vice President of Corporate Audit and was appointed Controller in March 2005. Before joining Baxter, Mr. Baughman spent 16 years at PricewaterhouseCoopers LLP, in roles of increasing responsibility, which included audit partner and partner in the firm’s mergers and acquisitions practice.

Robert M. Davis, age 42, is Corporate Vice President and Chief Financial Officer, having served in that capacity since May 2006. Mr. Davis joined Baxter as Treasurer in November 2004. Prior to joining Baxter, Mr. Davis was with Eli Lilly and Company from 1990 where he held a number of financial positions, including Assistant Treasurer, Director of Corporate Financial Planning and tax counsel.

James M. Gatling, age 59, is Corporate Vice President — Manufacturing having served in that capacity since December 1996. Mr. Gatling is also responsible for the environment, health and safety function.

John J. Greisch, age 53, is Corporate Vice President — President, International, having served in that capacity since May 2006. From June 2004 to May 2006, he served as Corporate Vice President and Chief Financial Officer and from January to June 2004, he was Corporate Vice President — President, BioScience. Prior to that, Mr. Greisch served as Vice President of Finance and Strategy for BioScience from May 2003 to January 2004 and as Vice President of Finance for Renal from March 2002 until April 2003. Prior to joining Baxter, he was President and Chief Executive Officer of FleetPride Corporation, a distribution company, from 1998 until 2001.

Susan R. Lichtenstein, age 52, is Corporate Vice President and General Counsel. Prior to joining Baxter in April 2005, Ms. Lichtenstein was a partner with McDermott Will & Emery. She joined the law firm after having served as General Counsel to the Governor of Illinois from 2003 to 2004. Ms. Lichtenstein served as Senior Vice President, General Counsel and Corporate Secretary for Tellabs, Inc. from 2000 to 2002. From 1994 to 2000, Ms. Lichtenstein held several positions with Ameritech Corporation, including Senior Vice President, General Counsel and Corporate Secretary from 1999 to 2000.

Jeanne K. Mason, age 53, is Corporate Vice President, Human Resources. Prior to joining Baxter in May 2006, Ms. Mason was with General Electric from 1988, holding various leadership positions, the most recent of which was with GE Insurance Solutions, a primary insurance and reinsurance business, where she was responsible for global human resource functions.

Bruce H. McGillivray, age 53, is Corporate Vice President — President, Renal, having served in that capacity since August 2004. From 2002 until August 2004, Mr. McGillivray was President of Renal, Europe and from 1997 to 2002, he was President of Baxter Corporation in Canada.

Norbert G. Riedel, age 51, is Corporate Vice President and Chief Scientific Officer, having served in that capacity since May 2001. From 1998 to 2001, he served as President of the recombinant business unit of BioScience. Prior to joining Baxter, Dr. Riedel was head of worldwide biotechnology and worldwide core research functions at Hoechst Marion Roussel, now Sanofi-Aventis.

Karenann K. Terrell, age 47, is Corporate Vice President and Chief Information Officer. Prior to joining Baxter in April 2006, Ms. Terrell was with DaimlerChrysler Corporation from 2000 where she served in various positions, the most recent of which was Vice President and Chief Information Officer, Chrysler Group and Mercedes Benz North America. Prior to that, she spent 16 years with General Motors with responsibility for brand development and e-business management.

Cheryl L. White, age 55, is Corporate Vice President, Quality, having served in that capacity since March 2006. From 1997 to 2006, Ms. White held various management positions in Baxter’s BioScience business, the most recent of which was Vice President, Quality Management.

All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table includes information about the company’s common stock repurchases during the three-month period ended December 31, 2008.

Issuer Purchases of Equity Securities

			Total Number of Shares	Approximate Dollar
	Total Number		Purchased as Part of	Value of Shares that
	of Shares	Average Price	Publicly Announced	may yet be Purchased
Period	Purchased(1)	Paid per Share	Program(1)	Under the Program(1)

October 1, 2008 through October 31, 2008	3,072,800	$60.60	3,072,800
November 1, 2008 through November 30, 2008	3,127,267	$56.68	3,127,267
December 1, 2008 through December 31, 2008	1,911,418	$52.26	1,911,418

Total	8,111,485	$57.12	8,111,485	$1,165,944,322

(1)	On March 18, 2008, the company announced that its Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. During the fourth quarter of 2008, the company repurchased approximately 8.1 million shares in open market purchases for approximately $463 million under this program. The remaining authorization under this program totaled approximately $1.2 billion at December 31, 2008. The program does not have an expiration date.

Additional information required by this item is incorporated by reference from the section entitled “Notes to Consolidated Financial Statements — Note 13 Quarterly Financial Results and Market for the Company’s Stock (Unaudited)” of the Annual Report.

Item 6.	Selected Financial Data.

Incorporated by reference from the section entitled “Five-Year Summary of Selected Financial Data” of the Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from the section entitled “Management’s Discussion and Analysis” of the Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from the section entitled “Financial Instrument Market Risk” in “Management’s Discussion and Analysis” of the Annual Report.

Item 8.	Financial Statements and Supplementary Data.

Incorporated by reference from the sections entitled “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders’ Equity and Comprehensive Income” and “Notes to Consolidated Financial Statements” of the Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors, to allow timely decisions regarding required disclosure.

Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2008.

Assessment of Internal Control Over Financial Reporting

Baxter included a report of management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2008 in its Annual Report. Baxter’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, also audited, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in the Annual Report and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Refer to information under the captions entitled “Election of Directors,” “Committees of the Board — Audit Committee,” “Corporate Governance — Code of Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 5, 2009 (the “Proxy Statement”), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Refer to information under the captions entitled “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information relating to shares of common stock that may be issued under Baxter’s existing equity compensation plans as of December 31, 2008.

					Number of Shares
	Number of Shares to be		Weighted-Average		Remaining Available
	Issued upon Exercise		Exercise Price of		for Future Issuance
	of Outstanding		Outstanding		Under Equity Compensation
	Options, Warrants		Options, Warrants		Plans (Excluding Shares
Plan Category	and Rights(a)		and Rights(b)		Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Shareholders(1)	42,520,943	(2)	$44.46	(3)	33,401,811	(4)
Equity Compensation Plans Not Approved by Shareholders(5)	3,530,851	(2)(6)	$40.41		847,839	(7)

Total	46,051,794	(8)	$44.13		34,249,650

(1)	Consists of the 2000, 2001, 2003 Incentive Compensation Programs, the 2007 Incentive Plan and the Employee Stock Purchase Plan for United States Employees and the Employee Stock Purchase Plan for International Employees (collectively, the “Employee Stock Purchase Plans”).

(2)	Excludes purchase rights under the Employee Stock Purchase Plans. Under the Employee Stock Purchase Plans, eligible employees may purchase shares of common stock through payroll deductions of up to 15 percent of base pay at a purchase price equal to 85 percent of the closing market price on the purchase date (as defined by the Employee Stock Purchase Plans). A participating employee may not purchase more than $25,000 in fair market value of common stock under the Employee Stock Purchase Plans in any calendar year and may withdraw from the Employee Stock Purchase Plans at any time.

(3)	Restricted stock units and performance share units are excluded when determining the weighted-average exercise price of outstanding options.

(4)	Includes (i) 4,484,436 shares of common stock available for purchase under the Employee Stock Purchase Plan for United States Employees as of December 31, 2008; (ii) 213,668 shares of common stock available under the 2000 Incentive Compensation Program; (iii) 1,258,172 shares of common stock available under the 2001 Incentive Compensation Program; (iv) 4,021,395 shares of common stock available under the 2003 Incentive Compensation Program; and (v) 23,424,140 shares of common stock available under the 2007 Incentive Plan.

(5)	Consists of the 2001 Global Stock Option Plan, additional shares of common stock available under the 2001 Incentive Compensation Program pursuant to an amendment thereto not approved by shareholders, and the stock option grants described below under “February 2000 Stock Option Grant.”

(6)	Of the 3,530,851 shares issuable upon exercise of outstanding options granted under equity compensation plans not approved by shareholders, 1,237,831 shares are issuable upon exercise of options granted in February 2001 under the 2001 Global Stock Option Plan, 1,690,656 shares are issuable upon exercise of options granted under the 2001 Incentive Compensation Program pursuant to an amendment thereto not approved by shareholders, and 602,364 shares are issuable upon exercise of the options described below under “February 2000 Stock Option Grant.”

(7)	Consists of 847,839 shares of common stock available for purchase under the Employee Stock Purchase Plan for International Employees. Although the company’s shareholders have approved the Employee Stock Purchase Plan for International Employees, only the company’s Board of Directors has approved these additional shares.

(8)	Includes outstanding awards of 44,026,498 stock options, which have a weighted-average exercise price of $44.13 and a weighted-average remaining term of 5.9 years, 655,274 shares issuable upon vesting of restricted stock units, and 1,370,022 shares issuable upon vesting of performance share units.

The material features of each equity compensation plan under which equity securities are authorized for issuance that was adopted without the approval of shareholders are described below.

February 2000 Stock Option Grant

The Compensation Committee approved grants to Baxter employees of non-qualified stock options to purchase 5,625,114 shares in February 2000. As of December 31, 2008, 602,364 shares are issuable under the February 2000 grant. The exercise price of these stock options is equal to the fair market value of Baxter common stock on the date of grant, which is the closing price of the common stock on the New York Stock Exchange on the grant date. The exercise price of the options may be paid in cash or in certain shares of Baxter common stock. All of the stock options granted under these programs have vested. The terms and conditions of each of these grants provide that the provisions of the shareholder-approved 1998 Incentive Compensation Program govern these stock option grants (except for the limit on shares available under the 1998 Program).

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

Refer to the information under the caption entitled “Certain Relationships and Related Transactions,” “Board of Directors” and “Corporate Governance — Director Independence” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Refer to the information under the caption entitled “Audit and Non-Audit Fees” in the Proxy Statement, all of which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

(1)	Financial Statements:

Consolidated Balance Sheets	Annual Report, page 55
Consolidated Statements of Income	Annual Report, page 56
Consolidated Statements of Cash Flows	Annual Report, page 57
Consolidated Statements of Shareholders’ Equity and Comprehensive Income	Annual Report, page 58
Notes to Consolidated Financial Statements	Annual Report, pages 59-85
Report of Independent Registered Public Accounting Firm	Annual Report, page 54

(2)	Schedules required by Article 12 of Regulation S-X:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	Page 24
Schedule II — Valuation and Qualifying Accounts	Page 25

All other schedules have been omitted because they are not applicable or not required.

(3)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baxter International Inc.

By:	/s/ Robert L. Parkinson, Jr.
Robert L. Parkinson, Jr.
Chairman and Chief Executive Officer

DATE: February 19, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2009.

Signature	Title

/s/ Robert L. Parkinson, Jr. Robert L. Parkinson, Jr.	Chairman and Chief Executive Officer (principal executive officer)

/s/ Robert M. Davis Robert M. Davis	Corporate Vice President and Chief Financial Officer (principal financial officer)

/s/ Michael J. Baughman Michael J. Baughman	Corporate Vice President and Controller (principal accounting officer)

/s/ Walter E. Boomer Walter E. Boomer	Director

/s/ Blake E. Devitt Blake E. Devitt	Director

/s/ John D. Forsyth John D. Forsyth	Director

/s/ Gail D. Fosler Gail D. Fosler	Director

/s/ James R. Gavin III, M.D., Ph.D. James R. Gavin III, M.D., Ph.D.	Director

/s/ Peter S. Hellman Peter S. Hellman	Director

/s/ Wayne T. Hockmeyer, Ph.D Wayne T. Hockmeyer, Ph.D	Director

Signature	Title

/s/ Joseph B. Martin, M.D., Ph.D. Joseph B. Martin, M.D., Ph.D.	Director

/s/ Carole J. Shapazian Carole J. Shapazian	Director

/s/ Thomas T. Stallkamp Thomas T. Stallkamp	Director

/s/ Albert P. L. Stroucken Albert P. L. Stroucken	Director

EXHIBIT INDEX

Number and Description of Exhibit

3.	Certificate of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 18, 2006).
3.2	Bylaws, as amended and restated on November 11, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 17, 2008).
4.	Instruments defining the rights of security holders, including indentures
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit (a) to the Company’s Registration Statement on Form S-16 (Registration No. 02-65269), filed on August 17, 1979).
4.2	Rights Agreement, dated as of December 9, 1998, between the Company and First Chicago Trust Company of New York as Rights Agent (including form of Certificate of Designation, form of Rights Certificates and form of Summary of Rights) (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed on December 15, 1998).
4.3	Certificate of Adjustment to the Rights Agreement, dated as of May 30, 2001 (incorporated by reference to Exhibit 2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, filed on May 30, 2001).
4.4	Indenture, dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to Form 8-A, filed on December 23, 2002).
4.5	Second Supplemental Indenture, dated as of March 10, 2003, to Indenture dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (including form of 4.625% Notes due 2015) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109329), filed on September 30, 2003).
4.6	Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on August 9, 2006).
4.7	First Supplemental Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (including form of 5.90% Senior Note due 2016) (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on August 9, 2006).
4.8	Second Supplemental Indenture, dated December 7, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 6.250% Senior Note due 2037) (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on December 7, 2007).
4.9	Third Supplemental Indenture, dated May 22, 2008, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 5.375% Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on May 22, 2008).
10.	Material Contracts
10.1	Credit Agreement, dated December 20, 2006, among Baxter International Inc. as Borrower, J.P. Morgan Chase Bank, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2006).
10.2	Consent Decree for Condemnation and Permanent Injunction with the United States of America (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2006).
C 10.3	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 1986).
C 10.4	Baxter International Inc. 1998 Incentive Compensation Program (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed on March 20, 1998).

Number and Description of Exhibit

C 10.5	Baxter International Inc. 2000 Incentive Compensation Program (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 23, 2000).
C 10.6	Baxter International Inc. 2001 Incentive Compensation Program and Amendment No. 1 thereto (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on March 13, 2002).
C 10.7	Baxter International Inc. 2003 Incentive Compensation Program (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 21, 2003).
C 10.8	Baxter International Inc. 2007 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2007).
C 10.9	Form of Baxter International Inc. LTI Stock Option and Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on March 16, 2005).
C 10.10	Baxter International Inc. Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 16, 2007).
C 10.11	Form of Stock Option Plan Terms and Conditions (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q, filed on November 4, 2004).
C 10.12	Baxter International Inc. Stock Option Plan adopted February 17, 1998, Terms and Conditions (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-71553), filed on February 1, 1999).
C 10.13	Baxter International Inc. Stock Option Plan adopted February 21, 2000, Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-48906), filed on October 30, 2000).
C 10.14	2001 Global Stock Option Plan adopted February 27, 2001, Terms and Conditions (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed on March 12, 2003).
C *10.15	Baxter International Inc. Directors’ Deferred Compensation Plan (amended and restated effective January 1, 2009).
C 10.16	Amended and Restated Employment Agreement, between Robert L. Parkinson, Jr. and Baxter International Inc., dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 17, 2008).
C *10.17	Form of Severance Agreement entered into with executive officers (amended and restated effective December 18, 2008).
C *10.18	Baxter International Inc. and Subsidiaries Supplemental Pension Plan (amended and restated effective January 1, 2009).
C *10.19	Baxter International Inc. and Subsidiaries Deferred Compensation Plan (amended and restated effective January 1, 2009).
C 10.20	Baxter International Inc. Employee Stock Purchase Plan for United States Employees (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on February 26, 2008).
C *10.21	Baxter International Inc. Non-Employee Director Compensation Plan (as amended and restated effective January 1, 2009).
*12.	Computation of Ratio of Earnings to Fixed Charges.
*13.	Selections from the 2008 Annual Report to Shareholders (such report, except to the extent expressly incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed to be filed as part of this Annual Report on Form 10-K).
*21.	Subsidiaries of Baxter International Inc.
*23.	Consent of PricewaterhouseCoopers LLP.

Number and Description of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
C	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Baxter International Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 19, 2009 appearing in the 2008 Annual Report to Shareholders of Baxter International Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 19, 2009

SCHEDULE II

		Additions
	Balance at	Charged to			Balance at
Valuation and Qualifying Accounts	Beginning	Costs and	Charged/(Credited) to	Deductions	End of
(In millions of dollars)	of Period	Expenses	Other Accounts(1)	From Reserves	Period

Year ended December 31, 2008:
Allowance for doubtful accounts	$134	2	(17)	(16)	$103
Inventory reserves	$212	158	(11)	(112)	$247
Deferred tax asset valuation allowance	$196	8	(18)	(46)	$140
Year ended December 31, 2007:
Allowance for doubtful accounts	$127	6	13	(12)	$134
Inventory reserves	$180	139	3	(110)	$212
Deferred tax asset valuation allowance	$234	32	(8)	(62)	$196
Year ended December 31, 2006:
Allowance for doubtful accounts	$120	23	8	(24)	$127
Inventory reserves	$146	176	6	(148)	$180
Deferred tax asset valuation allowance	$319	21	(46)	(60)	$234

(1)	Valuation accounts of acquired or divested companies and foreign currency translation adjustments. Reserves are deducted from assets to which they apply.