Form 10-Q
period 2009-03-31
BAXTER INTERNATIONAL INC
filed 2009-05-05
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 30, 2009 was 605,024,157 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended
	March 31,
	2009	2008

Net sales	$2,824	$2,877
Cost of sales	1,336	1,497

Gross margin	1,488	1,380

Marketing and administrative expenses	611	640
Research and development expenses	212	190
Net interest expense	26	17
Other expense (income), net	2	(4)

Income before income taxes	637	537
Income tax expense	119	105

Net income	518	432

Less: Noncontrolling interests	2	3

Net income attributable to Baxter International Inc. (Baxter)	$516	$429

Net income attributable to Baxter per common share
Basic	$0.84	$0.68

Diluted	$0.83	$0.67

Weighted-average number of common shares outstanding
Basic	613	632

Diluted	621	644

Cash dividends declared per common share	$0.260	$0.218

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		March 31,	December 31,
		2009	2008

Current assets	Cash and equivalents	$1,703	$2,131
	Accounts and other current receivables	1,940	1,980
	Inventories	2,421	2,361
	Prepaid expenses and other	626	676

	Total current assets	6,690	7,148

Property, plant and equipment, net		4,598	4,609

Other assets	Goodwill	1,642	1,654
	Other intangible assets, net	401	390
	Other	1,622	1,604

	Total other assets	3,665	3,648

Total assets		$14,953	$15,405

Current liabilities	Short-term debt	$230	$388
	Current maturities of long-term debt and lease obligations	5	6
	Accounts payable and accrued liabilities	2,887	3,241

	Total current liabilities	3,122	3,635

Long-term debt and lease obligations		3,675	3,362

Other long-term liabilities		1,998	2,117

Commitments and contingencies

Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2009 and 2008	683	683
	Common stock in treasury, at cost, 75,799,962 shares in 2009 and 67,501,988 shares in 2008	(4,379)	(3,897)
	Additional contributed capital	5,620	5,533
	Retained earnings	6,152	5,795
	Accumulated other comprehensive loss	(1,977)	(1,885)

	Total Baxter shareholders’ equity	6,099	6,229

	Noncontrolling interests	59	62

	Total equity	6,158	6,291

Total liabilities and equity		$14,953	$15,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Three months ended
		March 31,
		2009	2008

Cash flows from operations	Net income	$518	$432
	Adjustments
	Depreciation and amortization	148	156
	Deferred income taxes	59	61
	Stock compensation	38	38
	Realized excess tax benefits from stock issued under employee benefit plans	(78)	—
	Infusion pump charge	—	53
	Other	9	6
	Changes in balance sheet items
	Accounts and other current receivables	45	18
	Inventories	(86)	(105)
	Accounts payable and accrued liabilities	(304)	(341)
	Restructuring payments	(21)	(12)
	Other	(91)	56

	Cash flows from operations	237	362

Cash flows from investing activities	Capital expenditures	(171)	(157)
	Acquisitions of and investments in businesses and technologies	—	(61)
	Other	(25)	29

	Cash flows from investing activities	(196)	(189)

Cash flows from financing activities	Issuances of debt	358	4
	Payments of obligations	(164)	(459)
	Cash dividends on common stock	(160)	(138)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	139	112
	Purchases of treasury stock	(566)	(545)

	Cash flows from financing activities	(393)	(1,026)

Effect of currency exchange rate changes on cash and equivalents		(76)	50

Decrease in cash and equivalents		(428)	(803)
Cash and equivalents at beginning of period		2,131	2,539

Cash and equivalents at end of period		$1,703	$1,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s 2008 Annual Report to Shareholders (2008 Annual Report).
In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.
Adoption of new accounting standard
SFAS No. 160
On January 1, 2009, the company adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). The new standard changed the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS No. 160 requires that noncontrolling interests be presented in the consolidated balance sheets within equity, but separate from Baxter shareholders’ equity, and that the amount of consolidated net income attributable to Baxter and to the noncontrolling interests be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest will continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, Baxter recognizes, at fair value, 100% of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The new standard has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for prior periods presented. Prior to the adoption of SFAS No. 160, the noncontrolling interests’ share of net income was included in other expense (income), net in the consolidated statement of income and the noncontrolling interests’ equity was included in other long-term liabilities in the consolidated balance sheet.
Issued but not yet effective accounting standard
FSP FAS No. 132(R)-1
In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS No. 132(R)-1). This FSP expands the disclosure requirements relating to pension and other postretirement benefits to require enhanced disclosures about how investment allocation decisions are made and the investment policies and strategies that support those decisions, major categories of plan assets, the input and valuation techniques used in measuring plan assets at fair value, and significant concentrations of credit risk within plan assets. The company will include the disclosures required by this standard beginning with its 2009 year-end consolidated financial statements.
Reclassifications
Certain reclassifications have been made to conform prior period consolidated financial statements and notes to the current period presentation, including reclassifications related to the company’s adoption of SFAS No. 160.
2. SUPPLEMENTAL FINANCIAL INFORMATION
Net pension and other postemployment benefits expense
The following is a summary of net expense relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended
	March 31,
(in millions)	2009	2008

Pension benefits
Service cost	$21	$21
Interest cost	54	51
Expected return on plan assets	(62)	(58)
Amortization of net losses and other deferred amounts	25	20

Net pension plan expense	$38	$34

OPEB
Service cost	$1	$1
Interest cost	8	8
Amortization of net losses and other deferred amounts	(1)	—

Net OPEB plan expense	$8	$9

Net interest expense

	Three months ended
	March 31,
(in millions)	2009	2008

Interest expense, net of capitalized interest	$31	$37
Interest income	(5)	(20)

Net interest expense	$26	$17

Comprehensive income

	Three months ended
	March 31,
(in millions)	2009	2008

Comprehensive income	$422	$616
Less: Comprehensive loss attributable to noncontrolling interests	(2)	(4)

Comprehensive income attributable to Baxter	$424	$620

The decrease in comprehensive income attributable to Baxter was principally due to unfavorable movements in currency translation adjustments.
Effective tax rate
The company’s effective income tax rate was 18.7% and 19.6% in the first quarters of 2009 and 2008, respectively. The effective tax rate in the first quarter of 2008 was higher due to a lower tax rate associated with the COLLEAGUE infusion pump charge recorded in that period. Refer to Note 3 for further information on the COLLEAGUE charge.
Earnings per share
The numerator for both basic and diluted earnings per share (EPS) is net income attributable to Baxter. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding employee stock options, performance share units and restricted stock units is reflected in the denominator for diluted EPS using the treasury stock method.
The computation of diluted EPS excludes employee stock options to purchase 17 million and 8 million shares for the first quarters of 2009 and 2008, respectively, because the assumed proceeds were greater than the average market price of the company’s common stock, resulting in an anti-dilutive effect on diluted EPS.
The following is a reconciliation of basic shares to diluted shares.

	Three months ended
	March 31,
(in millions)	2009	2008

Basic shares	613	632
Effect of employee stock options and other dilutive securities	8	12

Diluted shares	621	644

Inventories

	March 31,	December 31,
(in millions)	2009	2008

Raw materials	$647	$600
Work in process	722	737
Finished goods	1,052	1,024

Inventories	$2,421	$2,361

Property, plant and equipment, net

	March 31,	December 31,
(in millions)	2009	2008

Property, plant and equipment, at cost	$9,068	$9,021
Accumulated depreciation and amortization	(4,470)	(4,412)

Property, plant and equipment, net	$4,598	$4,609

Goodwill
The following is a summary of the activity in goodwill by business segment.

		Medication
(in millions)	BioScience	Delivery	Renal	Total

Balance as of December 31, 2008	$585	$917	$152	$1,654
Cumulative translation adjustment	(3)	(6)	(3)	(12)

Balance as of March 31, 2009	$582	$911	$149	$1,642

As of March 31, 2009, the company has recorded no goodwill impairment losses since its adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”
Other intangible assets, net
The following is a summary of the company’s intangible assets subject to amortization at March 31, 2009 and December 31, 2008.

	Developed
	technology,
(in millions)	including patents	Other	Total

March 31, 2009
Gross other intangible assets	$806	$108	$914
Accumulated amortization	(457)	(63)	(520)

Other intangible assets, net	$349	$45	$394

December 31, 2008
Gross other intangible assets	$777	$117	$894
Accumulated amortization	(444)	(67)	(511)

Other intangible assets, net	$333	$50	$383

The amortization expense for these intangible assets was $12 million and $13 million for the three months ended March 31, 2009 and 2008, respectively. The anticipated annual amortization expense for intangible assets recorded as of March 31, 2009 is $50 million in 2009, $49 million in 2010, $44 million in 2011, $41 million in 2012, $38 million in 2013 and $34 million in 2014.
Collaborative arrangements
On January 1, 2009, the company adopted Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF No. 07-1). EITF No. 07-1 was required to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF No. 07-1 did not result in a change to the company’s historical consolidated financial statements.
In the normal course of business, and as part of the execution of the company’s strategy to achieve sustainable growth and deliver shareholder value, Baxter enters into collaborative arrangements with third parties. Certain of these collaborative arrangements include joint operating activities involving active participation by both partners, where both Baxter and the other entity are exposed to risks and rewards dependent on the commercial success of the activity. These collaborative arrangements exist in all three of the company’s segments, take a number of forms and structures, principally pertain to the joint development and commercialization of new products, and are designed to enhance and expedite long-term sales and profitability growth.
The collaborative arrangements can broadly be grouped into two categories, those relating to new product development, and those relating to existing commercial products.
New Product Development Arrangements
The company’s joint new product development and commercialization arrangements generally provide that Baxter license certain rights to manufacture, market or distribute a specified technology or product under development. Baxter’s consideration for the rights generally consists of some combination of up-front payments, ongoing research and development (R&D) cost reimbursements, royalties, and contingent payments relating to the achievement of specified pre-clinical, clinical, regulatory approval or sales milestones. Joint steering committees often exist to manage the various stages and activities of the arrangement. Control over the R&D activities may be shared or may be performed by Baxter. Baxter generally controls the commercialization phase, sometimes purchasing raw materials from the collaboration partner.
During the development phase, Baxter’s R&D costs are expensed as incurred. These costs may include R&D cost reimbursements to the partner, as well as up-front and milestone payments to the partner prior to the date the product receives regulatory approval. Milestone payments made to the partner subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of sales over the useful life of the related asset. Royalty payments are expensed as cost of sales when they become due and payable. Any purchases of raw materials from the partner during the development stage are expensed as R&D, while such purchases during the commercialization phase are capitalized as inventory and recognized as cost of sales when the related finished products are sold. Baxter generally records the amount invoiced to the third-party customer for the finished product as sales, as Baxter is the principal and primary obligor in the arrangement.
Payments to collaborative partners classified in cost of sales were not significant in the quarters ended March 31, 2009 and March 31, 2008. Payments to collaborative partners classified in R&D expense principally related to the BioScience segment and totaled approximately 7% and 8% of total R&D expense in the first quarters of 2009 and 2008, respectively. The payments principally related to the development of tissue repair products, longer-acting forms of blood clotting proteins to treat hemophilia and a next-generation home hemodialysis device.
Commercial Product Arrangements
The company’s commercial product collaborative arrangements generally provide for a sharing of manufacturing, marketing or distribution activities between Baxter and the partner, along with a sharing of the related profits. The nature and split of the shared activities varies, sometimes split by type of activity and sometimes split by geographic area.
The entity that invoices the third-party customer is generally the principal and primary obligor in the arrangement and therefore records the invoiced amount as a sale. Cost-sharing payments are generally recorded in cost of sales. Baxter’s payments to partners under these types of arrangements totaled less than 1% of total cost of sales in both the first quarter of 2009 and the first quarter of 2008.

3. RESTRUCTURING AND OTHER CHARGES
Restructuring charges
The company recorded restructuring charges of $70 million and $543 million in 2007 and 2004, respectively. The 2007 charge was principally associated with the consolidation of certain commercial and manufacturing operations outside of the United States. The 2004 charge was principally associated with management’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. Refer to Note 5 to the company’s consolidated financial statements in the 2008 Annual Report for additional information about these charges.
Included in the 2007 and 2004 restructuring charges were $53 million and $347 million of cash costs, respectively. The following table summarizes the current year cash activity and outstanding reserves related to the company’s 2007 and 2004 restructuring charges.

	Employee-	Contractual
	related	and other
(in millions)	costs	costs	Total

Reserves at December 31, 2008	$25	$14	$39
Utilization	(15)	(3)	(18)

Reserves at March 31, 2009	$10	$11	$21

The 2007 and 2004 reserves are expected to be substantially utilized by the end of 2009. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.
Transfusion Therapies
During 2007, the company divested substantially all of the assets and liabilities of its Transfusion Therapies (TT) business. In connection with the TT divestiture, the company recorded a $35 million charge principally associated with severance and other employee-related costs. Reserve utilization through March 31, 2009 was $15 million. The reserve is expected to be substantially utilized by the end of 2009. The company believes that the reserve is adequate, however, adjustments may be recorded in the future as the transition is completed. Refer to Note 3 to the company’s consolidated financial statements in the 2008 Annual Report for further information regarding the TT divestiture.
Other charges
The COLLEAGUE and SYNDEO infusion pump and heparin charges discussed below were classified in cost of sales in the company’s consolidated statements of income, and were included in the Medication Delivery segment’s pre-tax income.
With respect to COLLEAGUE, the company remains in active dialogue with the U.S. Food and Drug Administration (FDA) about various matters, including the company’s remediation plan and reviews of the company’s facilities, processes and quality controls by the company’s outside expert pursuant to the requirements of the company’s Consent Decree. The outcome of these discussions with the FDA is uncertain and may impact the nature and timing of the company’s actions and decisions with respect to the COLLEAGUE pump. The company’s estimates of the costs related to these matters are based on the current remediation plan and information currently available. It is possible that additional charges related to COLLEAGUE may be required in future periods, based on new information, changes in estimates, and modifications to the current remediation plan as a result of ongoing dialogue with the FDA.
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

COLLEAGUE and SYNDEO Infusion Pumps
The company began to hold shipments of COLLEAGUE infusion pumps in July 2005 and continues to hold shipments of new pumps in the United States. Refer to the Certain Regulatory Matters section below and Note 5 to the company’s consolidated financial statements in the 2008 Annual Report for further information on COLLEAGUE and SYNDEO infusion pumps.
In 2008, the company recorded charges totaling $125 million ($53 million in the first quarter and $72 million in the third quarter) related to issues associated with its COLLEAGUE infusion pumps. From 2005 through 2007, the company recorded charges and other costs totaling $185 million related to its COLLEAGUE and SYNDEO infusion pumps. In aggregate, these charges included $256 million of cash costs and $54 million principally related to asset impairments. The reserves for cash costs related to customer accommodations, estimated expenditures for the materials, labor and freight costs expected to be incurred to remediate the design issues, additional warranty and other commitments made to customers.
The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through March 31, 2009.

(in millions)

Charges in 2005 through 2008	$256
Utilization in 2005 through 2008	(141)

Reserves at December 31, 2008	115
Utilization	(8)

Reserves at March 31, 2009	$107

The remaining infusion pump reserves are expected to be substantially utilized by 2010.
Heparin
In 2008, the company recorded a charge of $19 million related to the company’s recall of its heparin sodium injection products in the United States. During the first quarter of 2008, the company identified an increasing level of allergic-type and hypotensive adverse reactions occurring in patients using its heparin sodium injection products in the United States and initiated a field corrective action with respect to these products. The charge principally related to asset impairments. The reserve established for cash costs has been substantially utilized.
4. DEBT, FINANCIAL INSTRUMENTS AND RELATED FAIR VALUE MEASUREMENTS
Significant debt issuances and redemptions
In February 2009, the company issued $350 million of senior unsecured notes, maturing in March 2014 and bearing a 4.0% coupon rate. The net proceeds were used for general corporate purposes, including the repayment of approximately $160 million of outstanding borrowings related to the company’s Euro-denominated credit facility. There were no borrowings outstanding under the company’s primary revolving or Euro-denominated credit facilities as of March 31, 2009. In addition, during the first quarter of 2009, the company issued and redeemed commercial paper, of which $200 million was outstanding as of March 31, 2009, with a weighted-average interest rate of 0.38%.
Securitization arrangements
The company’s securitization arrangements resulted in net cash outflows of $19 million and $16 million for the three months ended March 31, 2009 and 2008, respectively. A summary of the activity is as follows.

	Three months ended
	March 31,
(in millions)	2009	2008

Sold receivables at beginning of period	$154	$129
Proceeds from sales of receivables	124	104
Cash collections (remitted to the owners of the receivables)	(143)	(120)
Effect of currency exchange rate changes	(8)	16

Sold receivables at end of period	$127	$129

Derivatives and hedging activities
The company operates on a global basis and is exposed to the risk that its earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. The company’s hedging policy attempts to manage these risks to an acceptable level based on the company’s judgment of the appropriate trade-off between risk, opportunity and costs.
The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, Japanese Yen, British Pound, Australian Dollar, Canadian Dollar and certain Latin American currencies. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from foreign exchange. The recent financial market and currency volatility may reduce the benefits of the company’s natural hedges and limit the company’s ability to cost-effectively hedge these exposures.
The company is also exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in interest rates. The company’s policy is to manage interest costs using a mix of fixed- and floating-rate debt that the company believes is appropriate. To manage this mix in a cost-efficient manner, the company periodically enters into interest rate swaps in which the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount.
The company does not hold any instruments for trading purposes and none of the company’s outstanding derivative instruments contain credit-risk-related contingent features.
All derivative instruments subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and its amendments are recognized as either assets or liabilities at fair value in the consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. Based upon the exposure being hedged, the company designates its hedging instruments as cash flow or fair value hedges.
Cash Flow Hedges
The company uses options, including collars and purchased options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The company periodically uses forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with movements in interest rates relating to anticipated issuances of debt. Certain other firm commitments and forecasted transactions are also periodically hedged. Cash flow hedges primarily relate to forecasted intercompany sales denominated in foreign currencies, a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary and anticipated issuances of debt.
For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is accumulated in accumulated other comprehensive income (AOCI), a component of equity, and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to other comprehensive income (OCI) over the life of the option, and then recognized in earnings consistent with the underlying hedged item.
The notional amounts of foreign exchange contracts, interest rate contracts and cross-currency swaps (used to hedge U.S. Dollar-denominated debt issued by a foreign subsidiary) were $1.9 billion, $700 million and $500 million, respectively, as of March 31, 2009.
As of March 31, 2009, $43 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at March 31, 2009 is 15 months.
Fair Value Hedges
The company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These instruments hedge the company’s earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the gain or loss on the underlying hedged item.
The total notional amount of interest rate contracts designated as fair value hedges was $1.2 billion as of March 31, 2009.
Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. If the company removes the cash flow hedge designation because the hedged forecasted transactions are no longer probable of occurring, any gains or losses are immediately reclassified from AOCI to earnings. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the income or loss recognition of the underlying hedged items. If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item.
Undesignated Derivative Instruments
The company uses forward contracts to hedge earnings from the effects of foreign exchange relating to certain of the company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges, and the change in fair value of the instruments, which substantially offsets the change in book value of the hedged items, is recorded directly to other expense (income), net. Generally, the terms of these instruments do not exceed one month.
The total notional amount of undesignated derivative instruments was $329 million as of March 31, 2009.
Gains and Losses on Derivative Instruments
The following table summarizes the locations and gains and losses on the company’s derivative instruments for the three months ended March 31, 2009.

	(Gain) loss	Location of (gain) loss in	(Gain) loss reclassified	Loss recognized
(in millions)	recognized in OCI	income statement	from AOCI into income	in income

Cash flow hedges
Interest rate contracts	$(20)	Net interest expense	$1	n/a
Foreign exchange contracts	1	Net sales	(2)	n/a
Foreign exchange contracts	(12)	Cost of sales	(24)	n/a
Foreign exchange contracts	2	Other expense (income), net	(9)	n/a

Total	$(29)		$(34)	n/a

Fair value hedges
Interest rate contracts	n/a	Net interest expense	n/a	$17

Undesignated derivative instruments
Foreign exchange contracts	n/a	Other expense (income), net	n/a	$27

For the company’s fair value hedges, an equal and offsetting gain of $17 million was recognized in net interest expense as an adjustment to the underlying hedged item, fixed-rate debt.
Ineffectiveness related to the company’s cash flow and fair value hedges in the three months ended March 31, 2009 was not material.

Fair Values of Derivative Instruments
The following table summarizes the location and fair value amounts of derivative instruments reported in the consolidated balance sheet as of March 31, 2009.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$130	Accounts payable and accrued liabilities	$30
Foreign exchange contracts	Prepaid expenses and other	102	Accounts payable and accrued liabilities	12
Foreign exchange contracts	Other long-term assets	10	Other long-term liabilities	55

Total derivative instruments designated as hedges		$242		$97

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$—

Total derivative instruments		$242		$97

Presentation in the Statement of Cash Flows
Derivatives, including those that are not designated as hedges under SFAS No. 133, are principally classified in the operating section of the consolidated statements of cash flows, in the same category as the related consolidated balance sheet account. Derivatives that include an other-than-insignificant financing element at inception are classified in the financing section of the consolidated statements of cash flows.
Fair value measurements
On January 1, 2009, the company completed the adoption of SFAS No. 157, “ Fair Value Measurements,” as it relates to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. There were no fair value adjustments in the first quarter of 2009 for nonfinancial assets or liabilities required to be measured at fair value on a nonrecurring basis. The following table summarizes the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated balance sheet.

		Basis of fair value measurement
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	Balance at	identical assets	observable inputs	inputs
(in millions)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign exchange contracts	$112	$—	$112	$—
Interest rate contracts	130	—	130	—
Equity securities	12	12	—	—

Total assets	$254	$12	$242	$—

Liabilities
Foreign exchange contracts	$67	$—	$67	$—
Interest rate contracts	30	—	30	—

Total liabilities	$97	$—	$97	$—

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

5. COMMON STOCK
Stock-based compensation plans
Stock compensation expense totaled $38 million for both the three months ended March 31, 2009 and 2008. Approximately three-quarters of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.
In March 2009, the company awarded its annual stock compensation grants, which consisted of approximately 6.7 million stock options and 580,000 performance share units (PSUs).
Stock Options
The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant date fair values, were as follows.

	Three months ended
	March 31,
	2009	2008

Expected volatility	30%	24%
Expected life (in years)	4.5	4.5
Risk-free interest rate	1.8%	2.4%
Dividend yield	2.0%	1.5%
Fair value per stock option	$12	$12

The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $29 million and $61 million, respectively.

As of March 31, 2009, $138 million of unrecognized compensation cost related to all unvested stock options is expected to be recognized as expense over a weighted-average period of 2.3 years.

Performance Share and Restricted Stock Units

The assumptions used in estimating the fair value of PSUs granted during the period, along with the fair values, were as follows.

	Three months ended
	March 31,
	2009	2008

Baxter volatility	25%	20%
Peer group volatility	20% - 59%	12% - 37%
Correlation of returns	0.30 - 0.61	0.12 - 0.40
Risk-free interest rate	1.6%	1.9%
Fair value per PSU	$65	$64

As of March 31, 2009, unrecognized compensation cost related to all unvested PSUs of $64 million is expected to be recognized as expense over a weighted-average period of 2.1 years, and unrecognized compensation cost related to all unvested restricted stock units of $12 million is expected to be recognized as expense over a weighted-average period of 1.8 years.
Stock repurchases
As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. During the three-month period ended March 31, 2009, the company repurchased 10.1 million shares for $566 million under the board of directors’ March 2008 $2.0 billion share repurchase authorization. At March 31, 2009, $600 million remained available under this authorization.
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
Patent litigation
Sevoflurane Litigation
In September 2005, the U.S.D.C. for the Northern District of Illinois ruled that a patent owned by Abbott Laboratories and the Central Glass Company, U.S. Patent No. 5,990,176, was not infringed by Baxter’s generic version of sevoflurane. Abbott and Central Glass appealed and Baxter filed a cross-appeal as to the validity of the patent. In November 2006, the Court of Appeals for the Federal Circuit granted Baxter’s cross-appeal and held the patent invalid. Abbott’s motions to have that appeal re-heard were denied in January 2007.
In June 2005, Baxter filed suit in the High Court of Justice in London, England seeking revocation of the U.K. part of the related European patent and a declaration of non-infringement. In March 2007, the High Court ruled in Baxter’s favor, concluding that the U.K. portion of the European patent was invalid. In December 2008, the Board of Appeals for the European Patent Office similarly revoked this European patent in its entirety.
Related actions remain pending in the U.S., Japan and Colombia. Another patent infringement action against Baxter is pending in the U.S.D.C. for the Northern District of Illinois on a second patent owned by Abbott and Central Glass. Baxter has filed a motion asserting that judgment of non-infringement and invalidity should be entered based in part on findings made in the earlier case. In May 2005, Abbott and Central Glass filed suit in the Tokyo District Court on a counterpart Japanese patent and in September 2006, the Tokyo District Court ruled in favor of Abbott and Central Glass on this matter. Baxter appealed this decision, and in April 2009 the appellate court reversed the District Court, lifting the injunction against Baxter’s sales of sevoflurane in Japan. In 2007, Abbott brought a patent infringement action against Baxter in the Cali Circuit Court of Colombia based on a Colombian counterpart patent, and obtained an injunction preliminarily prohibiting the approval of Baxter’s generic sevoflurane in Colombia during the pendency of the infringement suit. In May 2008, the Court issued a decision maintaining the injunction, but suspending it during an appeal of the Court’s decision, which appeal is pending.
Peritoneal Dialysis Litigation
On October 16, 2006, Baxter Healthcare Corporation, a direct wholly-owned subsidiary of Baxter, and DEKA Products Limited Partnership (DEKA) filed a patent infringement lawsuit against Fresenius Medical Care Holdings, Inc. and Fresenius USA, Inc. The complaint alleges that Fresenius’ sale of the Liberty Cycler peritoneal dialysis systems and related disposable items and equipment infringes nine U.S. patents, which are owned by Baxter or exclusively licensed in the peritoneal dialysis field to Baxter from DEKA. The case is pending in the U.S.D.C. for the Northern District of California with a trial anticipated in mid 2010.
Hemodialysis Litigation
Since April 2003, Baxter has been pursuing a patent infringement action against Fresenius Medical Care Holdings, Inc. for infringement of certain Baxter patents. The patents cover Fresenius’ 2008K hemodialysis instrument. In 2007, the court entered judgment in Baxter’s favor holding the patents valid and infringed, and a jury assessed damages at $14 million for past sales only. On April 4, 2008, the U.S.D.C. for the Northern District of California granted Baxter’s motion for permanent injunction, and granted Baxter’s request for royalties on Fresenius’ sales of the 2008K hemodialysis machines during a nine-month transition period before the permanent injunction took effect. The order also granted a royalty on disposables, which Fresenius has appealed. A decision is expected in the second quarter of 2009.
Other
In October 2004, a purported class action was filed in the U.S.D.C. for the Northern District of Illinois against Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s 401(k) plans, breached their fiduciary duties to the plan participants by offering Baxter common stock as an investment option in each of the plans during the period of January 2001 to October 2004. In March 2006, the trial court certified a class of plan participants who elected to acquire Baxter common stock through the plans between January 2001 and the present. In April 2008, the Court of Appeals for the Seventh Circuit denied Baxter’s interlocutory appeal and upheld the trial court’s denial of Baxter’s motion to dismiss. Baxter has filed a motion for judgment on the pleadings. Fact discovery has been completed in this matter and expert discovery is proceeding.
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
In connection with the recall of heparin products in the United States described in Note 3, approximately 135 lawsuits, some of which are purported class actions, have been filed alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. In June 2008, a number of these federal cases were consolidated in the U.S.D.C. for the Northern District of Ohio for pretrial case management under the Multi District Litigation rules. In September 2008, a number of state court cases were consolidated in Cook County, Illinois for pretrial case management. Discovery is ongoing.
The company is a defendant, along with others, in over 50 lawsuits brought in various state and U.S. federal courts, which allege that Baxter and other defendants reported artificially inflated average wholesale prices for Medicare and Medicaid eligible drugs. These cases have been brought by private parties on behalf of various purported classes of purchasers of Medicare and Medicaid eligible drugs, as well as by state attorneys general. A number of these cases were consolidated in the U.S.D.C. for the District of Massachusetts for pretrial case management under Multi District Litigation rules. In April 2008, the court preliminarily approved a class settlement resolving Medicare Part B claims and independent health plan claims against Baxter and others, which had previously been reserved for by the company. Final approval of this settlement is expected in the second quarter of 2009. Remaining lawsuits against Baxter include a number of cases brought by state attorneys general and New York entities, which seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement. These investigations may result in additional cases being filed by various state attorneys general.
Baxter currently is a defendant in a number of lawsuits and subject to additional claims brought by individuals who have hemophilia and their families, all seeking damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII or IX derived from human blood plasma (factor concentrates) processed by the company and other acquired entities from the late 1970s to the mid-1980s. The typical case or claim alleges that the individual was infected with the HIV or HCV virus by factor concentrates that contained one or both viruses. None of these cases involves factor concentrates currently processed by the company.

7. SEGMENT INFORMATION
Baxter operates in three segments, each of which is a strategic business that is managed separately because each business develops, manufactures and markets distinct products and services. The segments and a description of their products and services are as follows:
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
The Medication Delivery business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics, as well as products and services related to pharmacy compounding and pharmaceutical partnering, drug formulation and packaging technologies.
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
Certain items are maintained at the corporate level (corporate) and are not allocated to the segments. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency and interest rate hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, deferred income taxes, certain litigation liabilities and related insurance receivables, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal Inc. (Fenwal) in connection with the divestiture of the TT business.
Included in the Medication Delivery segment’s pre-tax income in the first quarter of 2008 was a charge of $53 million related to COLLEAGUE infusion pumps and $19 million related to the company’s recall of its heparin sodium injection products in the United States. Refer to Note 3 for further information on these charges.
Financial information for the company’s segments for the three months ended March 31 is as follows.

	Three months ended
	March 31,
(in millions)	2009	2008

Net sales
BioScience	$1,252	$1,210
Medication Delivery	1,035	1,065
Renal	515	558
Transition services to Fenwal	22	44

Total	$2,824	$2,877

Pre-tax income
BioScience	$509	$500
Medication Delivery	168	94
Renal	50	78

Total pre-tax income from segments	$727	$672

Transition services to Fenwal represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal subsequent to the divestiture of the TT business in 2007. Refer to Note 3 to the company’s consolidated financial statements in the 2008 Annual Report for further information regarding the TT divestiture.
The following is a reconciliation of segment pre-tax income to income before income taxes per the consolidated statements of income.

	Three months ended
	March 31,
(in millions)	2009	2008

Total pre-tax income from segments	$727	$672
Unallocated amounts
Interest expense, net	(26)	(17)
Certain foreign currency fluctuations and hedging activities	42	1
Stock compensation	(38)	(38)
Other corporate items	(68)	(81)

Income before income taxes	$637	$537

8. SUBSEQUENT EVENT
On April 14, 2009, the company entered an exclusive three-year distribution agreement covering the United States and international markets with SIGMA International General Medical Apparatus, LLC (SIGMA) for infusion pumps. The agreement includes SIGMA’s Spectrum large volume infusion pumps, as well as access to SIGMA’s product development pipeline. The arrangement includes an up-front cash payment by Baxter of $100 million for the exclusive distribution rights, a 40 percent equity stake in SIGMA, and an option to purchase the remaining portion of SIGMA, exercisable at any time during the three-year term of the option. The $100 million payment was made in April 2009. Baxter may make additional payments of up to $130 million for the exercise of its option to purchase the remaining portion of SIGMA as well as for SIGMA’s achievement of certain R&D, regulatory and commercial milestones. Baxter will consolidate the financial statements of SIGMA from the date of the agreement in accordance with GAAP. The agreement is not expected to have a material impact on Baxter’s 2009 consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the company’s 2008 Annual Report to Shareholders (2008 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company for the year ended December 31, 2008. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three months ended March 31, 2009.
RESULTS OF OPERATIONS
NET SALES

	Three months ended
	March 31,		Percent
(in millions)	2009	2008	change

BioScience	$1,252	$1,210	3%
Medication Delivery	1,035	1,065	(3%	)
Renal	515	558	(8%	)
Transition services to Fenwal Inc.	22	44	(50%	)

Total net sales	$2,824	$2,877	(2%	)

	Three months ended
	March 31,		Percent
(in millions)	2009	2008	change

International	$1,583	$1,698	(7%	)
United States	1,241	1,179	5%

Total net sales	$2,824	$2,877	(2%	)

During the first quarter of 2009, foreign currency unfavorably impacted net sales by 8 percentage points, principally due to the strengthening of the U.S. Dollar relative to other currencies, including the Euro and the British Pound.

BioScience
The following is a summary of sales by significant product line in the BioScience segment.

	Three months ended
	March 31,		Percent
(in millions)	2009	2008	change

Recombinants	$451	$436	3%
Plasma Proteins	274	260	5%
Antibody Therapy	337	286	18%
Regenerative Medicine	99	94	5%
Other	91	134	(32%	)

Total net sales	$1,252	$1,210	3%

Net sales in the BioScience segment increased 3% during the first quarter of 2009 (including an 8 percentage point unfavorable foreign currency impact). Excluding the impact of foreign currency, net sales increased across the majority of the product lines. Increased sales in Antibody Therapy were driven by demand and improved pricing for GAMMAGARD LIQUID (marketed as KIOVIG in most markets outside the United States), the liquid formulation of the antibody-replacement therapy IGIV (immune globulin intravenous). Recombinants sales growth reflected increased demand for ADVATE [Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method] fueled by continued customer adoption, with strong patient conversion in both the United States and international markets, and increased demand for new dosage forms that provide more precise dosing and convenience for patients. Sales growth in the Plasma Proteins product line was driven by demand for albumin, FEIBA (an anti-inhibitor coagulant complex), plasma-derived factor VIII and ARALAST [alpha 1-proteinase inhibitor (human)], as well as improved pricing for various plasma-derived products. Also contributing to the growth were increased sales of FLOSEAL and COSEAL, fibrin sealant products in Regenerative Medicine. Partially offsetting this sales growth were lower sales of FSME-IMMUN (a tick-borne encephalitis vaccine), reflected in the Other product line, as a result of seasonal factors in Europe.

Medication Delivery
The following is a summary of sales by significant product line in the Medication Delivery segment.

	Three months ended
	March 31,		Percent
(in millions)	2009	2008	change

IV Therapies	$ 344	$ 371	(7%	)
Global Injectables	371	368	1%
Infusion Systems	199	220	(10%	)
Anesthesia	109	99	10%
Other	12	7	71%

Total net sales	$1,035	$1,065	(3%	)

Net sales for the Medication Delivery segment decreased 3% during the first quarter of 2009 (including a 9 percentage point unfavorable foreign currency impact). Excluding the impact of foreign currency, net sales increased as a result of strong sales growth in the international pharmacy compounding and the U.S. pharmaceutical partnering businesses in Global Injectables, and increased sales of the company’s anesthesia products, SUPRANE (desflurane) and sevoflurane. Also contributing to the sales growth was increased demand in Intravenous (IV) Therapies for nutritional products, particularly for the company’s proprietary multi-chamber containers, and IV solutions, particularly in Asia and Latin America.

Renal
The following is a summary of sales by significant product line in the Renal segment.

	Three months ended
	March 31,		Percent
(in millions)	2009	2008	change

PD Therapy	$420	$445	(5%	)
HD Therapy	95	113	(16%	)

Total net sales	$515	$558	(8%	)

Net sales in the Renal segment decreased 8% during the first quarter of 2009 (including a 9 percentage point unfavorable foreign currency impact). Excluding the impact of foreign currency, net sales increased due to an increase in the number of peritoneal dialysis (PD) patients in Asia (particularly in China), Latin America and Eastern Europe. Penetration of PD Therapy products continues to be strong in emerging markets where many people with end-stage renal disease are currently under-treated. Partially offsetting the increase was a decline in Hemodialysis (HD) Therapy sales from lower sales volumes of saline, principally in the United States.

Transition services to Fenwal Inc.
Net sales in this category represents revenues associated with manufacturing, distribution and other services provided by the company to Fenwal Inc. (Fenwal) subsequent to the divestiture of the Transfusion Therapies (TT) business in 2007. Refer to Note 3 to the company’s consolidated financial statements in the 2008 Annual Report for additional information regarding the TT divestiture.

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended
	March 31,
(as a percentage of net sales)	2009	2008	Change

Gross margin	52.7%	48.0%	4.7 pts
Marketing and administrative expenses	21.6%	22.2%	(0.6 pts	)

Gross Margin
The improvement in the gross margin in the first quarter of 2009 was principally driven by an improvement in sales mix, with increased sales of higher-margin products, as well as manufacturing and yield improvements. Contributing to the gross margin improvement was continued customer conversion to ADVATE and GAMMAGARD LIQUID, improved volumes and pricing for certain plasma protein and other products, and a favorable foreign currency impact.
Included in the company’s gross margin in 2008 was a charge of $53 million related to COLLEAGUE infusion pumps and $19 million related to the company’s recall of its heparin sodium injection products in the United States. These charges decreased the gross margin in the first quarter of 2008 by 2.5 percentage points. Refer to Note 3 for further information on the COLLEAGUE and heparin charges.
Marketing and Administrative Expenses
The marketing and administrative expense ratio for the first quarter of 2009 decreased compared to 2008 as the company benefited from stronger cost controls and lower product distribution costs, partially offset by an unfavorable foreign currency impact.
RESEARCH AND DEVELOPMENT

	Three months ended
	March 31,		Percent
(in millions)	2009	2008	change

Research and development expenses	$212	$190	12%
As a percent of net sales	7.5%	6.6%

Research and development (R&D) expenses increased during the first quarter of 2009, reflecting the company’s strategy to accelerate R&D investments with respect to both the company’s internal pipeline, including several clinical trials for the evaluation of GAMMAGARD LIQUID for a number of potential indications, as well as collaborations with partners, including programs relating to the development of tissue-repair products, longer-acting forms of blood clotting proteins to treat hemophilia and a next-generation home HD device. Partially offsetting the increase in R&D spending was a favorable foreign currency impact. Refer to the 2008 Annual Report for a discussion of the company’s R&D pipeline.
NET INTEREST EXPENSE
Net interest expense was $26 million in the first quarter of 2009, compared to $17 million in the first quarter of 2008. The increase was principally driven by a reduction in interest income as a result of lower interest rates and a lower average cash balance, and a higher average debt balance, partially offset by lower weighted-average interest rates on outstanding debt.
OTHER EXPENSE (INCOME), NET
Other expense (income), net was $2 million of expense in the first quarter of 2009 compared to $4 million of income in the first quarter of 2008. Included in both periods were amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency. The first quarter of 2008 included $16 million of income related to the finalization of the net assets transferred in the divestiture of the TT business. Refer to Note 3 to the company’s consolidated financial statements in the 2008 Annual Report for further information regarding the TT divestiture.
PRE-TAX INCOME
Refer to Note 7 for a summary of financial results by segment. Certain items are maintained at the company’s corporate level and are not allocated to the segments. The following is a summary of significant factors impacting the segments’ financial results.
BioScience
Pre-tax income increased 2% in the first quarter of 2009. Continued gross margin expansion was driven by strong sales of higher-margin products, fueled by the continued customer adoption of ADVATE and GAMMAGARD

LIQUID, improved pricing and volumes of certain plasma protein products, and continued cost and yield improvements. Substantially offsetting this growth was the unfavorable impact of foreign currency and an approximately 25% increase in R&D spending, particularly related to several clinical trials for the evaluation of GAMMAGARD LIQUID for a number of potential indications.
Medication Delivery
Pre-tax income increased 79% in the first quarter of 2009. Pre-tax income in the first quarter of 2008 included charges of $53 million related to COLLEAGUE infusion pumps and $19 million related to the company’s recall of its heparin sodium injection products in the United States. See Note 3 for further information about the COLLEAGUE and heparin charges. In addition, the gross margin improvement resulting from favorable product mix was partially offset by the unfavorable impact of foreign currency.
Renal
Pre-tax income decreased 36% in the first quarter of 2009. The decrease was primarily due to lower sales of saline, increased costs, including R&D spending related to the development of the next-generation home HD device, and an unfavorable impact from foreign currency, partially offset by the continued increase in PD Therapy patients.
Other
Certain items are maintained at the company’s corporate level and are not allocated to the segments. These items primarily include net interest expense, certain foreign currency fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency and interest rate hedging activities, corporate headquarters costs, stock compensation expense, income and expense related to certain non-strategic investments, certain employee benefit plan costs, certain nonrecurring gains and losses and revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal. Refer to Note 7 for a reconciliation of segment pre-tax income to income before income taxes per the consolidated statements of income. Refer to the discussion above regarding net interest expense and Note 5 regarding stock compensation expense.
INCOME TAXES
The company’s effective income tax rate was 18.7% and 19.6% in the first quarters of 2009 and 2008, respectively. The effective tax rate in the first quarter of 2008 was higher due to a lower tax rate associated with the COLLEAGUE infusion pump charge recorded in that period. Refer to Note 3 for further information on the COLLEAGUE charge. The company anticipates that the effective tax rate, calculated in accordance with generally accepted accounting principles (GAAP), will be approximately 18.5% to 19.0% for the full-year 2009, excluding any impact from additional audit developments and other special items.
INCOME AND EARNINGS PER DILUTED SHARE
Net income attributable to Baxter was $516 million, or $0.83 per diluted share, for the first quarter of 2009 and $429 million, or $0.67 per diluted share, in the prior year quarter. The significant factors and events contributing to the changes are discussed above.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operations
Cash flows from operations decreased during the first quarter of 2009 as compared to the prior year, totaling $237 million in the first quarter of 2009 and $362 million in the first quarter of 2008. Higher earnings were more than offset by non-cash items and other factors discussed below, resulting in a decrease in cash flows from operations. Included in cash flows from operations in the first quarter of 2009 were outflows of $78 million related to realized excess tax benefits from stock issued under employee benefit plans. Realized excess tax benefits are required to be presented in the statement of cash flows as an outflow within the operating section and an inflow within the financing section.

Accounts Receivable
Cash flows relating to accounts receivable increased during the first quarter of 2009 as compared to the prior year. Days sales outstanding decreased from 56.3 days at March 31, 2008 to 52.1 days at March 31, 2009, primarily due to improved collection periods in certain international locations and the United States, partially offset by a decrease in cash proceeds from the factoring of receivables.
Inventories
Cash outflows relating to inventories decreased in 2009. The following is a summary of inventories at March 31, 2009 and December 31, 2008, as well as inventory turns for the three months ended March 31, 2009 and 2008, by segment.

			Annualized inventory
	Inventories		turns for the three
	March 31,	December 31,	months ended March 31,
(in millions, except inventory turn data)	2009	2008	2009	2008

BioScience	$1,406	$1,346	1.28	1.44
Medication Delivery	763	771	2.98	2.98
Renal	235	227	4.16	4.18
Other	17	17	—	—

Total company	$2,421	$2,361	2.10	2.27

Inventory turns in the Medication Delivery and Renal segments were consistent with the prior year. The lower inventory turns in the BioScience segment were the result of measured steps to provide safe and reliable supplies of critical therapies for patients.
Other
Cash outflows related to liabilities, restructuring payments and other increased in the first three months of 2009 as compared to the prior year period, principally driven by a planned discretionary cash contribution of $100 million to the company’s pension plan in the United States in the first quarter of 2009. Also contributing to the increase in cash outflows were the timing of payment of trade accounts payable and increased payments related to the company’s restructuring programs.
Cash flows from investing activities
Capital Expenditures
Capital expenditures increased $14 million for the three months ended March 31, 2009, from $157 million in 2008 to $171 million in 2009. The company makes investments in capital expenditures at a level sufficient to support the strategic and operating needs of the businesses and continues to improve capital allocation discipline in making investments to enhance long-term growth.
Acquisitions of and Investments in Businesses and Technologies
Cash outflows relating to acquisitions of and investments in businesses and technologies of $61 million in the first quarter of 2008 principally related to an IV solutions business in China, payments related to the company’s fourth quarter 2007 agreements with Nycomed Pharma AS (Nycomed) and Nektar Therapeutics (Nektar), and certain smaller acquisitions and investments. Refer to Note 4 to the company’s consolidated financial statements in the 2008 Annual Report for further information about the arrangements with Nycomed and Nektar.
Other
Cash flows relating to other investing activities in the first quarter of 2009 decreased as a result of an increase in short-term investments and a reduction in the amount of cash collected from customers relating to previously securitized receivables. In 2007, the company repurchased the third party interest in receivables previously sold under the European securitization arrangement, and the European facility was not renewed.
Cash flows from financing activities
Debt Issuances, Net of Payments of Obligations
Net cash inflows related to debt and other financing obligations in the first quarter of 2009 totaled $194 million. The company issued $350 million of senior unsecured notes, which mature in March 2014 and bear a 4.0% coupon rate. The net proceeds from this issuance were used for general corporate purposes, including the repayment of approximately $160 million of outstanding borrowings related to its Euro-denominated credit facility (further discussed below). Net cash outflows related to debt and other financing obligations in the first quarter of 2008 totaled $455 million. Included in the cash outflows was the repayment of the company’s 5.196% notes, which approximated $250 million, upon their maturity in February 2008. Also included in the financing cash outflows in 2008 were $169 million of settlements related to certain cross-currency swaps. There were no settlements of net investment cross-currency swaps in 2009, as all of the company’s net investment hedges were settled by the end of 2008. Refer to Note 7 to the company’s consolidated financial statements in the 2008 Annual Report for further information regarding these swaps.
Other Financing Activities
Cash dividend payments totaled $160 million in the first quarter of 2009 and $138 million in the first quarter of 2008. In February 2009, the board of directors declared a quarterly dividend of $0.26 per share, payable on April 1, 2009 to shareholders of record on March 10, 2009.
Proceeds and realized excess tax benefits from stock issued under employee benefit plans increased by $27 million, from $112 million in the first quarter of 2008 to $139 million in the first quarter of 2009, primarily due to $78 million of realized excess tax benefits (as further discussed above), partially offset by a decrease in stock option exercises. No excess tax benefits were realized from stock issued under employee benefit plans during the first quarter of 2008.
Stock repurchases totaled $566 million in the first quarter of 2009 as compared to $545 million in the prior year quarter. As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In March 2008, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock. At March 31, 2009, $600 million remained available under this authorization.
CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS
Credit facilities
The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in December 2011. The company also maintains a credit facility denominated in Euros with a maximum capacity of approximately $400 million at March 31, 2009, which matures in January 2013. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At March 31, 2009, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of the two outstanding facilities at March 31, 2009. The non-performance of any financial institution supporting the credit facility would reduce the maximum capacity of these facilities by each institution’s respective commitment. Refer to Note 6 to the company’s consolidated financial statements in the 2008 Annual Report for further discussion of the company’s credit facilities.
Access to capital
The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt or common stock. The company had $1.7 billion of cash and equivalents at March 31, 2009. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.
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
Credit ratings
There were no changes in the company’s credit ratings in the first three months of 2009. Refer to the 2008 Annual Report for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2008 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2008 Annual Report.
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
CERTAIN REGULATORY MATTERS
The company began to hold shipments of COLLEAGUE infusion pumps in July 2005, and continues to hold shipments of new pumps in the United States. Following a number of Class I recalls (recalls at the highest priority level for the U.S. Food and Drug Administration (FDA)) relating to the performance of the pumps, as well as the seizure litigation described in Note 6, the company entered into a Consent Decree in June 2006 outlining the steps the company must take to resume sales of new pumps in the United States. Additional Class I recalls related to remediation and repair and maintenance activities were addressed by the company in 2007 and 2009. The Consent Decree provides for reviews of the company’s facilities, processes and controls by the company’s outside expert, followed by the FDA. In December 2007, following the outside expert’s review, the FDA inspected and remains in a dialogue with the company with respect to observations from its inspection as well as the validation of modifications to the pump required to be completed in order to secure approval for re-commercialization. As discussed in Note 3, the company has recorded a number of charges in connection with its COLLEAGUE infusion pumps. It is possible that additional charges related to COLLEAGUE may be required in future periods, based on new information, changes in estimates, and modifications to the current remediation plan as a result of ongoing dialogue with the FDA.
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
While the company continues to work to resolve the issues described above, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of any other product may not be adversely affected, or that additional legislation or regulation will not be introduced that may adversely affect the company’s operations. Please see “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2008 for additional discussion of regulatory matters.

NEW ACCOUNTING STANDARDS
SFAS No. 160
On January 1, 2009, the company adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). The new standard changed the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS No. 160 requires that noncontrolling interests be presented in the consolidated balance sheets within equity, but separate from Baxter shareholders’ equity, and that the amount of consolidated net income attributable to Baxter and to the noncontrolling interests be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest will continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, Baxter recognizes, at fair value, 100% of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The new standard has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for prior periods presented. Prior to the adoption of SFAS No. 160, the noncontrolling interests’ share of net income was included in other expense (income), net in the consolidated statement of income and the noncontrolling interests’ equity was included in other long-term liabilities in the consolidated balance sheet.
FSP FAS No. 132(R)-1
In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS No. 132(R)-1). This FSP expands the disclosure requirements relating to pension and other postretirement benefits to require enhanced disclosures about how investment allocation decisions are made and the investment policies and strategies that support those decisions, major categories of plan assets, the input and valuation techniques used in measuring plan assets at fair value, and significant concentrations of credit risk within plan assets. The company will include the disclosures required by this standard beginning with its 2009 year-end consolidated financial statements.

FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, future litigation outcomes, the company’s efforts to remediate its infusion pumps and other regulatory matters, expectations with respect to restructuring programs (including expected cost savings), strategic plans, product mix, promotional efforts, geographic expansion, sales and pricing forecasts, expectations with respect to business development activities, potential developments with respect to credit and credit ratings, estimates of liabilities, ongoing tax audits and related tax provisions, deferred tax assets, future pension plan expense, the company’s hedging policy and expectations with respect to the company’s exposure to foreign currency and interest rate risk, the company’s internal R&D pipeline, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility and the adequacy of credit facilities and reserves, the effective tax rate in 2009, expected revenues from the Fenwal transition services agreements, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:
•	demand for and market acceptance risks for new and existing products, such as ADVATE and IGIV, and other therapies;

•	the company’s ability to identify business development and growth opportunities for existing products;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales, including with respect to the company’s heparin products;

•	future actions of regulatory bodies and other government authorities that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO pumps;

•	foreign currency fluctuations, particularly due to reduced benefits from the company’s natural hedges and limitations on the ability to cost-effectively hedge resulting from the recent financial market and currency volatility;

•	fluctuations in the balance between supply and demand with respect to the market for plasma protein products;

•	reimbursement policies of government agencies and private payers;

•	changes to the healthcare regulatory environment, including through healthcare reform in the United States or globally;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of restructuring initiatives;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, including the SIGMA transaction;

•	changes in credit agency ratings;

•	any impact of the commercial and credit environment on the company and its customers and suppliers;

•	continued developments in the market for transfusion therapies products and Fenwal’s ability to execute with respect to the acquired business; and

•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described under the caption “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2008, all of which are available on the company’s website.
Actual results may differ materially from those projected in the forward-looking statements. The company does not undertake to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Currency Risk
The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, Japanese Yen, British Pound, Australian Dollar, Canadian Dollar and certain Latin American currencies. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility relating to foreign exchange.
The company uses options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at March 31, 2009 is 15 months. The company also enters into undesignated derivative instruments to hedge certain intercompany and third-party receivables and payables in foreign currencies. The recent financial market and currency volatility may reduce the benefits of the company’s natural hedges and limit the company’s ability to cost-effectively hedge these exposures.
As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange option, forward and cross-currency swap contracts outstanding at March 31, 2009, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net asset balance of $23 million, which principally relates to hedges of Euro forecasted transactions partially offset by U.S. Dollar-denominated debt issued by a foreign subsidiary, would decrease by $79 million, resulting in a net liability position.
The sensitivity analysis model recalculates the fair value of the foreign exchange option, forward and cross-currency swap contracts outstanding at March 31, 2009 by replacing the actual exchange rates at March 31, 2009 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2008 Annual Report. There were no significant changes during the quarter ended March 31, 2009.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.
Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control over Financial Reporting
There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2009 and 2008 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2009, and the related condensed consolidated statements of income for each of the three-month periods ended March 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for the year then ended, and in our report dated February 19, 2009, we expressed an unqualified opinion on those consolidated financial statements. The consolidated financial statements referred to above are not presented herein. As discussed in Note 1 to the accompanying condensed consolidated financial statements, the company changed its method of accounting and reporting for noncontrolling interests. The accompanying December 31, 2008 condensed consolidated balance sheet reflects this change.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
May 5, 2009

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the three-month period ended March 31, 2009.
Issuer Purchases of Equity Securities

	Total number		Total number of shares	Approximate dollar value of
	of shares	Average price	purchased as part of publicly	shares that may yet be purchased
Period	purchased (1)	paid per share	announced program (1)	under the program (1)

January 1, 2009 through January 31, 2009	3,017,276	$54.72	3,017,276
February 1, 2009 through February 28, 2009	4,377,104	$58.84	4,377,104
March 1, 2009 through March 31, 2009	2,717,800	$52.60	2,717,800

Total	10,112,180	$55.93	10,112,180	$600,133,457

(1)	In March 2008, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market. During the first quarter of 2009, the company repurchased 10.1 million shares for $566 million under this program, and the remaining authorization totaled $600 million at March 31, 2009. This program does not have an expiration date.

Item 6. Exhibits
Exhibit Index:

Exhibit
Number	Description

15	Letter Re: Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.

(Registrant)

Date: May 5, 2009	By:	/s/ Robert M. Davis

Robert M. Davis
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)