Form 10-Q
period 2009-06-30
BAXTER INTERNATIONAL INC
filed 2009-07-28
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 23, 2009 was 602,710,587 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$3,123	$3,189	$5,947	$6,066
Cost of sales	1,485	1,562	2,821	3,059

Gross margin	1,638	1,627	3,126	3,007

Marketing and administrative expenses	660	703	1,271	1,343
Research and development expenses	231	222	443	412
Net interest expense	24	25	50	42
Other (income) expense, net	(1)	1	1	(3)

Income before income taxes	724	676	1,361	1,213
Income tax expense	135	128	254	233

Net income	589	548	1,107	980

Less: Noncontrolling interests	2	4	4	7

Net income attributable to Baxter International Inc. (Baxter)	$587	$544	$1,103	$973

Net income attributable to Baxter per common share
Basic	$0.97	$0.87	$1.81	$1.55

Diluted	$0.96	$0.85	$1.79	$1.52

Weighted-average number of common shares outstanding
Basic	607	626	610	629

Diluted	612	638	616	641

Cash dividends declared per common share	$0.260	$0.218	$0.520	$0.435

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		June 30,	December 31,
		2009	2008

Current assets	Cash and equivalents	$1,802	$2,131
	Accounts and other current receivables	2,133	1,980
	Inventories	2,496	2,361
	Prepaid expenses and other	641	676

	Total current assets	7,072	7,148

Property, plant and equipment, net		4,757	4,609

Other assets	Goodwill	1,756	1,654
	Other intangible assets, net	511	390
	Other	1,647	1,604

	Total other assets	3,914	3,648

Total assets		$15,743	$15,405

Current liabilities	Short-term debt	$234	$388
	Current maturities of long-term debt and lease obligations	5	6
	Accounts payable and accrued liabilities	3,156	3,241

	Total current liabilities	3,395	3,635

Long-term debt and lease obligations		3,593	3,362

Other long-term liabilities		1,981	2,117

Commitments and contingencies

Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2009 and 2008	683	683
	Common stock in treasury, at cost, 80,278,449 shares in 2009 and 67,501,988 shares in 2008	(4,600)	(3,897)
	Additional contributed capital	5,641	5,533
	Retained earnings	6,580	5,795
	Accumulated other comprehensive loss	(1,752)	(1,885)

	Total Baxter shareholders’ equity	6,552	6,229

	Noncontrolling interests	222	62

	Total equity	6,774	6,291

Total liabilities and equity		$15,743	$15,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Six months ended
		June 30,
		2009	2008

Cash flows from operations	Net income	$1,107	$980
	Adjustments
	Depreciation and amortization	302	316
	Deferred income taxes	135	110
	Stock compensation	74	73
	Realized excess tax benefits from stock issued under employee benefit plans	(81)	—
	Infusion pump charge	—	53
	Other	14	16
	Changes in balance sheet items
	Accounts and other current receivables	(58)	(93)
	Inventories	(85)	(155)
	Accounts payable and accrued liabilities	(264)	(254)
	Restructuring payments	(28)	(26)
	Other	(68)	62

	Cash flows from operations	1,048	1,082

Cash flows from investing activities	Capital expenditures	(387)	(364)
	Acquisitions of and investments in businesses and technologies	(102)	(61)
	Other	(8)	42

	Cash flows from investing activities	(497)	(383)

Cash flows from financing activities	Issuances of debt	361	509
	Payments of obligations	(183)	(675)
	Cash dividends on common stock	(318)	(275)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	204	245
	Purchases of treasury stock	(866)	(933)

	Cash flows from financing activities	(802)	(1,129)

Effect of currency exchange rate changes on cash and equivalents		(78)	38

Decrease in cash and equivalents		(329)	(392)
Cash and equivalents at beginning of period		2,131	2,539

Cash and equivalents at end of period		$1,802	$2,147

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
As of the financial statements issuance date, no events or transactions have occurred subsequent to the consolidated balance sheet date of June 30, 2009 that required recognition or disclosure.
Adoption of new accounting standards
Refer to Note 4 for disclosures related to the company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” and Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” Refer to Note 2 for disclosures related to the company’s adoption of Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF No. 07-1) and the company’s adoption of FSP FAS No. 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” as it relates to the April 2009 arrangement with SIGMA International General Medical Apparatus, LLC (SIGMA).
SFAS No. 141-R
On January 1, 2009, the company adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141-R). The new standard changes the accounting for business combinations in a number of significant respects. The key changes include the expansion of transactions that will qualify as business combinations, the capitalization of in-process research and development (IPR&D) as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition costs, the expensing of costs associated with restructuring the acquired company, the recognition of contingent consideration at fair value on the acquisition date, and the recognition of post-acquisition date changes in deferred tax asset valuation allowances and acquired income tax uncertainties as income tax expense or benefit. The new standard was applicable for acquisitions made by the company on or after January 1, 2009, including the April 2009 arrangement with SIGMA. Refer to Note 2 for further information.
SFAS No. 160
On January 1, 2009, the company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). The new standard changed the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS No. 160 requires that noncontrolling interests be presented in the consolidated balance sheets within equity, but separate from Baxter shareholders’ equity, and that the amount of consolidated net income attributable to Baxter and to the noncontrolling interests be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Upon a loss of control the interest sold, as well as any interest retained, is measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, 100% of the assets and liabilities, including goodwill, are recognized at fair value as if the entire target company had been acquired. The new standard has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for prior periods presented. Prior to the adoption of SFAS No. 160, the noncontrolling interests’ share of net income was included in other (income) expense, net in the consolidated statement of income and the noncontrolling interests’ equity was included in other long-term liabilities in the consolidated balance sheet.
Issued but not yet effective accounting standards
FSP FAS No. 132(R)-1
In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP expands the disclosure requirements relating to pension and other postretirement benefits to require enhanced disclosures about how investment allocation decisions are made and the investment policies and strategies that support those decisions, major categories of plan assets, the input and valuation techniques used in measuring plan assets at fair value, and significant concentrations of credit risk within plan assets. The company will include the disclosures required by this standard beginning with its 2009 year-end consolidated financial statements.
SFAS No. 166
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 166). The standard eliminates the concept of a qualifying special-purpose entity and clarifies existing GAAP as it relates to determining whether a transferor has surrendered control over transferred financial assets. SFAS No. 166 limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements presented and/or when the transferor has continuing involvement with the transferred financial asset. The standard also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, with early adoption prohibited. The new standard will be applied prospectively, except for the disclosure requirements, which will be applied retrospectively for all periods presented. The company is in the process of analyzing the impact of this standard, which will be adopted by the company at the beginning of 2010.
SFAS No. 167
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167), which changes the consolidation model for variable interest entities (VIEs). The standard requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. SFAS No. 167 expands the disclosure requirements for enterprises with a variable interest in a VIE. SFAS No. 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, with early adoption prohibited. The company is in the process of analyzing the impact of this standard, which will be adopted by the company at the beginning of 2010.
Reclassifications
Certain reclassifications have been made to conform the prior periods consolidated financial statements and notes to the current period presentation, including reclassifications related to the company’s adoption of SFAS No. 160.

2. SUPPLEMENTAL FINANCIAL INFORMATION
Net pension and other postemployment benefits expense
The following is a summary of net expense relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008

Pension benefits
Service cost	$22	$22	$43	$43
Interest cost	55	51	109	102
Expected return on plan assets	(63)	(58)	(125)	(116)
Amortization of net losses and other deferred amounts	24	20	49	40

Net pension plan expense	$38	$35	$76	$69

OPEB
Service cost	$1	$1	$2	$2
Interest cost	8	7	16	15
Amortization of net losses and other deferred amounts	—	—	(1)	—

Net OPEB plan expense	$9	$8	$17	$17

Net interest expense

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008

Interest expense, net of capitalized interest	$29	$39	$60	$76
Interest income	(5)	(14)	(10)	(34)

Net interest expense	$24	$25	$50	$42

Comprehensive income

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008

Comprehensive income	$819	$590	$1,241	$1,206
Less: Comprehensive income attributable to noncontrolling interests	7	8	5	4

Comprehensive income attributable to Baxter	$812	$582	$1,236	$1,202

The increase in comprehensive income attributable to Baxter for the three months ended June 30, 2009 was principally due to favorable movements in currency translation adjustments and higher net income attributable to Baxter. The increase in comprehensive income attributable to Baxter for the six months ended June 30, 2009 was due to higher net income attributable to Baxter, partially offset by less favorable movements in currency translation adjustments compared to the first half of 2008.
Effective tax rate
The company’s effective income tax rate was 18.6% and 18.9% in the second quarters of 2009 and 2008, respectively, and 18.7% and 19.2% in the six-month periods ended June 30, 2009 and 2008, respectively. The decline in the effective tax rates for both the three- and six-month periods ended June 30, 2009 was the result of favorable earnings mix compared to their respective prior year periods.

Baxter expects to reduce the gross amount of its liability for uncertain tax positions within the next 12 months by approximately $330 million due to the expiration of a loss carryforward, the expiration of certain statutes of limitations related to tax benefits taken in respect of losses from restructuring certain international operations, and the settlements of certain multi-jurisdictional transfer pricing issues. While there continues to be a reasonable possibility that the resolution of these items will be at amounts other than the amounts of the liabilities, the company also believes the reserves are adequate.
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
The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008

Basic shares	607	626	610	629
Effect of employee stock options and other dilutive securities	5	12	6	12

Diluted shares	612	638	616	641

The computation of diluted EPS excludes employee stock options to purchase 23 million and 8 million shares for the three months ended June 30, 2009 and 2008, respectively, and 17 million and 8 million shares for the six months ended June 30, 2009 and 2008, respectively, because the assumed proceeds were greater than the average market price of the company’s common stock, resulting in an anti-dilutive effect on diluted EPS.
Inventories

	June 30,	December 31,
(in millions)	2009	2008

Raw materials	$622	$600
Work in process	795	737
Finished goods	1,079	1,024

Inventories	$2,496	$2,361

Property, plant and equipment, net

	June 30,	December 31,
(in millions)	2009	2008

Property, plant and equipment, at cost	$9,410	$9,021
Accumulated depreciation and amortization	(4,653)	(4,412)

Property, plant and equipment, net (PP&E)	$4,757	$4,609

Goodwill
The following is a summary of the activity in goodwill by business segment.

		Medication
(in millions)	BioScience	Delivery	Renal	Total

Balance as of December 31, 2008	$585	$917	$152	$1,654
Goodwill acquired during the period	—	87	—	87
Cumulative translation adjustment	2	11	2	15

Balance as of June 30, 2009	$587	$1,015	$154	$1,756

Goodwill acquired during the period related to the consolidation of SIGMA within the Medication Delivery segment. See “Acquisitions of and investments in businesses and technologies” below for further information regarding SIGMA. As of June 30, 2009, the company has recorded no goodwill impairment losses since its adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”
Other intangible assets, net
The following is a summary of the company’s intangible assets subject to amortization at June 30, 2009 and December 31, 2008.

	Developed
	technology,
(in millions)	including patents	Other	Total

June 30, 2009
Gross other intangible assets	$894	$98	$992
Accumulated amortization	(458)	(54)	(512)

Other intangible assets, net	$436	$44	$480

December 31, 2008
Gross other intangible assets	$777	$117	$894
Accumulated amortization	(444)	(67)	(511)

Other intangible assets, net	$333	$50	$383

The amortization expense for these intangible assets was $16 million and $14 million for the three months ended June 30, 2009 and 2008, respectively, and $28 million and $27 million for the six months ended June 30, 2009 and 2008, respectively. The anticipated annual amortization expense for intangible assets recorded as of June 30, 2009 is $62 million in 2009, $61 million in 2010, $57 million in 2011, $53 million in 2012, $50 million in 2013 and $46 million in 2014. The increase in gross other intangible assets primarily related to the consolidation of SIGMA. See “Acquisitions of and investments in businesses and technologies” below for further information regarding SIGMA.
Collaborative arrangements
On January 1, 2009, the company adopted EITF No. 07-1, which was required to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF No. 07-1 did not result in a change to the company’s historical consolidated financial statements.
In the normal course of business, Baxter enters into collaborative arrangements with third parties. Certain of these collaborative arrangements include joint operating activities involving active participation by both partners, where both Baxter and the other entity are exposed to risks and rewards dependent on the commercial success of the activity. These collaborative arrangements exist in all three of the company’s segments, take a number of forms and structures, principally pertain to the joint development and commercialization of new products, and are designed to enhance and expedite long-term sales and profitability growth.
The collaborative arrangements can broadly be grouped into two categories: those relating to new product development, and those relating to existing commercial products.
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
Payments to collaborative partners classified in cost of sales were not significant in the six months ended June 30, 2009 and 2008. Payments to collaborative partners totaled approximately 6% of total R&D expense in both the six months ended June 30, 2009 and 2008. The payments principally related to the development of tissue repair products, longer-acting forms of blood clotting proteins to treat hemophilia and a next-generation home hemodialysis device.
Commercial Product Arrangements
The company’s commercial product collaborative arrangements generally provide for a sharing of manufacturing, marketing or distribution activities between Baxter and the partner, along with a sharing of the related profits. The nature and split of the shared activities varies, sometimes split by type of activity and sometimes split by geographic area.
The entity that invoices the third-party customer is generally the principal and primary obligor in the arrangement and therefore records the invoiced amount as a sale. Cost-sharing payments are generally recorded in cost of sales. Baxter’s payments to partners under these types of arrangements totaled less than 1% of total cost of sales in both the six months ended June 30, 2009 and 2008.
Acquisitions of and investments in businesses and technologies
SIGMA
In April 2009, the company entered an exclusive three-year distribution agreement with SIGMA covering the United States and international markets. The agreement, which enables Baxter to immediately provide SIGMA’s Spectrum large volume infusion pumps to customers, as well as future products under development, complements Baxter’s infusion systems portfolio and next generation technologies. The arrangement also included a 40 percent equity stake in SIGMA, and an option to purchase the remaining equity of SIGMA, exercisable at any time over a three-year term. Baxter paid $100 million up-front and may make additional payments of up to $130 million for the exercise of the purchase option as well as for SIGMA’s achievement of specified regulatory and commercial milestones.
Because Baxter’s option to purchase the remaining equity of SIGMA limits the ability of the existing equity holders to participate significantly in SIGMA’s profits and losses, and because the existing equity holders have the ability to make decisions about SIGMA’s activities that have a significant effect on SIGMA’s success, the company concluded that SIGMA is a VIE. Baxter is the primary beneficiary of the VIE due to its exposure to the majority of SIGMA’s expected losses or expected residual returns and the relationship between Baxter and SIGMA created by the exclusive distribution agreement, and the significance of that agreement. Accordingly, the company consolidated the financial statements of SIGMA beginning in April 2009 (the acquisition date), with the fair value of the equity owned by the existing SIGMA equity holders reported as noncontrolling interests. The creditors of SIGMA do not have recourse to the general credit of Baxter.

The following table summarizes the preliminary allocation of fair value related to the arrangement at the acquisition date.

(in millions)

Assets
Goodwill	$87
IPR&D	24
Other intangible assets	94
Purchase option (other long-term assets)	111
Other assets	30

Liabilities
Contingent payments	$62
Other liabilities	25

Noncontrolling interests	$159

The amount allocated to IPR&D will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The other intangible assets primarily relate to developed technology and will be amortized on a straight-line basis over an estimated useful life of eight years. The fair value of the purchase option was estimated using the Black-Scholes model. The contingent payments of up to $70 million associated with SIGMA’s achievement of specified regulatory and commercial milestones were recorded at their estimated fair value of $62 million. Future changes in the estimated fair value of the contingent payments will be recognized immediately in earnings. The results of operations and assets and liabilities of SIGMA are included in the Medication Delivery segment, and the goodwill is included in this reporting unit. The goodwill is deductible for tax purposes. The pro forma impact of the arrangement with SIGMA was not significant to the results of the company for the three and six months ended June 30, 2009 and 2008.
Edwards Lifesciences Corporation
In June 2009, the company signed a definitive agreement with Edwards Lifesciences Corporation (Edwards) for the acquisition of certain assets related to Edwards’ hemofiltration product line, also known as Continuous Renal Replacement Therapy (CRRT). CRRT mimics the function of the kidneys 24 hours a day for patients with life-threatening kidney injuries or edema (fluid overload). The transaction is expected to close in the third quarter of 2009, pending regulatory approvals. Under the terms of the agreement, Baxter will provide Edwards an initial cash payment of approximately $56 million upon the close of the transaction. Additionally, Baxter will receive transition services from Edwards and is expected to pay Edwards up to an additional $9 million based on revenue objectives expected to be achieved over the next two years. This Renal segment transaction is not expected to have a material impact on Baxter’s 2009 consolidated financial statements.
3. RESTRUCTURING AND OTHER CHARGES
Baxter has made and continues to make significant investments in assets, including inventory and PP&E, which relate to potential new products or modifications to existing products. The company’s ability to realize value from these investments is contingent on, among other things, regulatory approval and market acceptance of these new products. The company may not be able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.
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

	Employee-	Contractual
	related	and other
(in millions)	costs	costs	Total

Reserves at December 31, 2008	$25	$14	$39
Utilization	(19)	(3)	(22)

Reserves at June 30, 2009	$6	$11	$17

The 2007 and 2004 reserves are expected to be substantially utilized by the end of 2009. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.
Transfusion Therapies
During 2007, the company divested substantially all of the assets and liabilities of its Transfusion Therapies (TT) business. In connection with the TT divestiture, the company recorded a $35 million charge principally associated with severance and other employee-related costs. Reserve utilization through June 30, 2009 was $18 million. The reserve is expected to be substantially utilized by the end of 2009. The company believes that the reserve is adequate; however, adjustments may be recorded in the future as the transition is completed. Refer to Note 3 to the company’s consolidated financial statements in the 2008 Annual Report for further information regarding the TT divestiture.
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
While the company continues to work to resolve the issues associated with COLLEAGUE infusion pumps and its heparin products described below, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of any other product may not be adversely affected, or that additional legislation or regulation will not be introduced that may adversely affect the company’s operations and consolidated financial statements.
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
The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through June 30, 2009.

(in millions)

Charges in 2005 through 2008	$256
Utilization in 2005 through 2008	(141)

Reserves at December 31, 2008	115
Utilization	(16)

Reserves at June 30, 2009	$99

The remaining infusion pump reserves are expected to be substantially utilized by 2010.
Heparin
In the first quarter of 2008, the company recorded a charge of $19 million related to the company’s recall of its heparin sodium injection products in the United States. During the first quarter of 2008, the company identified an increasing level of allergic-type and hypotensive adverse reactions occurring in patients using its heparin sodium injection products in the United States and initiated a field corrective action with respect to these products. The charge principally related to asset impairments. The reserve established for cash costs has been substantially utilized.
4. DEBT, FINANCIAL INSTRUMENTS AND RELATED FAIR VALUE MEASUREMENTS
Debt
In February 2009, the company issued $350 million of senior unsecured notes, maturing in March 2014 and bearing a 4.0% coupon rate. The net proceeds were used for general corporate purposes, including the repayment of approximately $160 million of outstanding borrowings related to the company’s Euro-denominated credit facility. There were no borrowings outstanding under the company’s primary revolving or Euro-denominated credit facilities as of June 30, 2009. In addition, during the first six months of 2009, the company issued and redeemed commercial paper, of which $200 million was outstanding as of June 30, 2009, with a weighted-average interest rate of 0.34%.
Securitization arrangements
For the three months ended June 30, 2009, the company’s securitization arrangements did not result in any net cash flows. The company’s securitization arrangements resulted in net cash inflows of $6 million for the three months ended June 30, 2008, and net cash outflows of $19 million and $10 million for the six months ended June 30, 2009 and 2008, respectively. A summary of the activity is as follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008

Sold receivables at beginning of period	$127	$129	$154	$129
Proceeds from sales of receivables	129	116	253	220
Cash collections (remitted to the owners of the receivables)	(129)	(110)	(272)	(230)
Effect of currency exchange rate changes	1	(11)	(7)	5

Sold receivables at end of period	$128	$124	$128	$124

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
All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. Based upon the exposure being hedged, the company designates its hedging instruments as cash flow or fair value hedges.
Cash Flow Hedges
The company uses options, including collars and purchased options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The company periodically uses forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with movements in interest rates relating to anticipated issuances of debt. Certain other firm commitments and forecasted transactions are also periodically hedged. Cash flow hedges primarily relate to forecasted intercompany sales denominated in foreign currencies, anticipated issuances of debt and a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary.
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
The notional amounts of foreign exchange contracts, interest rate contracts and cross-currency swaps (used to hedge U.S. Dollar-denominated debt issued by a foreign subsidiary) were $1.7 billion, $450 million and $500 million, respectively, as of June 30, 2009.
As of June 30, 2009, $10 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at June 30, 2009 is 18 months.
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
The total notional amount of interest rate contracts designated as fair value hedges was $1.6 billion as of June 30, 2009.
Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. If the company removes the cash flow hedge designation because the hedged forecasted transactions are no longer probable of occurring, any gains or losses are immediately reclassified from AOCI to earnings. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the income or loss recognition of the underlying hedged items. If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In the second quarter of 2009, the company terminated $250 million of its interest rate contracts, resulting in a net gain of $5 million that was deferred in AOCI.
Undesignated Derivative Instruments
The company uses forward contracts to hedge earnings from the effects of foreign exchange relating to certain of the company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges, and the change in fair value of the instruments, which substantially offsets the change in book value of the hedged items, is recorded directly to other (income) expense, net. Generally, the terms of these instruments do not exceed one month.
The total notional amount of undesignated derivative instruments was $399 million as of June 30, 2009.
Gains and Losses on Derivative Instruments
The following tables summarize the locations and gains and losses on the company’s derivative instruments for the three and six months ended June 30, 2009.

				(Gain) loss reclassified from
	(Gain) loss recognized in OCI			AOCI into income
	Three months ended	Six months ended		Three months ended	Six months ended

			Location of (gain) loss
(in millions)	June 30, 2009		in income statement	June 30, 2009

Cash flow hedges
Interest rate contracts	$(56)	$(76)	Net interest expense	$—	$1
Foreign exchange contracts	—	1	Net sales	(2)	(4)
Foreign exchange contracts	30	18	Cost of sales	(20)	(44)
			Other (income)
Foreign exchange contracts	17	19	expense, net	15	6

Total	$(9)	$(38)		$(7)	$(41)

		Loss recognized in income
		Three months ended	Six months ended
(in millions)	Location of loss in income statement	June 30, 2009

Fair value hedges
Interest rate contracts	Net interest expense	$66	$83

Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$17	$44

For the company’s fair value hedges, equal and offsetting gains of $66 million and $83 million were recognized in net interest expense for the second quarter and first half of 2009, respectively, as an adjustment to the underlying hedged item, fixed-rate debt.
Ineffectiveness related to the company’s cash flow and fair value hedges in the six months ended June 30, 2009 was not material.

Fair Values of Derivative Instruments
The following table summarizes the location and fair value amounts of derivative instruments reported in the consolidated balance sheet as of June 30, 2009.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivative instruments designated as hedges
Interest rate contracts	Prepaid expenses and other	$28
Interest rate contracts	Other long-term assets	59	Other long-term liabilities	$3
Foreign exchange contracts	Prepaid expenses and other	56	Accounts payable and accrued liabilities	5
Foreign exchange contracts	Other long-term assets	8	Other long-term liabilities	79

Total derivative instruments designated as hedges		$151		$87

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$—

Total derivative instruments		$151		$87

Presentation in the Statement of Cash Flows
Derivatives, including those that are not designated as hedges under GAAP, are principally classified in the operating section of the consolidated statements of cash flows, in the same category as the related consolidated balance sheet account. Derivatives that include an other-than-insignificant financing element at inception are classified in the financing section of the consolidated statements of cash flows.
Fair value measurements
The following table summarizes the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the balance sheet.

		Basis of fair value measurement
		Quoted prices in
		active markets for	Significant other	Significant
	Balance at	identical assets	observable inputs	unobservable inputs
(in millions)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign exchange contracts	$64	$—	$64	$—
Interest rate contracts	87	—	87	—
Equity securities	16	16	—	—

Total assets	$167	$16	$151	$—

Liabilities
Foreign exchange contracts	$84	$—	$84	$—
Interest rate contracts	3	—	3	—

Total liabilities	$87	$—	$87	$—

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The majority of the derivatives entered into by the company are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs are considered observable and vary depending on the type of derivative, and include contractual terms, interest rate yield curves, foreign exchange rates and volatility.
On January 1, 2009, the company completed the adoption of SFAS No. 157, “Fair Value Measurements,” as it relates to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. There were no adjustments in the first six months of 2009 for nonfinancial assets or liabilities that are measured at fair value on a nonrecurring basis.

Book Values and Fair Values of Financial Instruments
In addition to the financial instruments that the company is required to recognize at fair value on the consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the value recognized on the consolidated balance sheets and the approximate fair value as of June 30, 2009.

		Approximate
(in millions)	Book value	fair value

Assets
Short-term investments	$34	$34
Long-term insurance receivables	67	63
Cost basis investments	19	19

Liabilities
Short-term debt	$234	$234
Current maturities of long-term debt and lease obligations	5	5
Other long-term debt and lease obligations	3,593	3,678
Long-term litigation liabilities	61	58

The estimated fair values of insurance receivables and long-term litigation liabilities were computed by discounting the expected cash flows based on currently available information, which in many cases does not include final orders or settlement agreements. The discount factors used in the calculations reflect the non-performance risk of the insurance providers and the company, respectively. The estimated fair values of current and long-term debt and lease obligations were computed by multiplying price by the notional amount of the respective debt instrument. Price is calculated using the stated terms of the respective debt instrument and yield curves commensurate with the company’s credit risk. The carrying values of the other financial instruments approximate their fair values due to the short-term maturities of most of these assets and liabilities.
5. COMMON STOCK
Stock-based compensation plans
Stock compensation expense totaled $36 million and $35 million for the three months ended June 30, 2009 and 2008, respectively, and $74 million and $73 million for the six months ended June 30, 2009 and 2008, respectively. Approximately three-quarters of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of sales and R&D expenses.
In March 2009, the company awarded its annual stock compensation grants, which consisted of approximately 6.7 million stock options and 580,000 performance share units (PSUs). Stock compensation grants made in the second quarter of 2009 were not material.
Stock Options
The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant date fair values, were as follows.

	Six months ended
	June 30,
	2009	2008

Expected volatility	30%	24%
Expected life (in years)	4.5	4.5
Risk-free interest rate	1.8%	2.4%
Dividend yield	2.0%	1.5%
Fair value per stock option	$12	$12

The total intrinsic value of stock options exercised was $16 million and $71 million during the three months ended June 30, 2009 and 2008, respectively, and $45 million and $132 million during the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, $119 million of unrecognized compensation cost related to all unvested stock options is expected to be recognized as expense over a weighted-average period of 2.1 years.
Performance Share and Restricted Stock Units
The assumptions used in estimating the fair value of PSUs granted during the period, along with the fair values, were as follows.

	Six months ended
	June 30,
	2009	2008

Baxter volatility	25%	20%
Peer group volatility	20% - 59%	12% - 37%
Correlation of returns	0.30 - 0.61	0.12 - 0.40
Risk-free interest rate	1.6%	1.9%
Fair value per PSU	$65	$64

As of June 30, 2009, unrecognized compensation cost related to all unvested PSUs of $53 million is expected to be recognized as expense over a weighted-average period of 1.9 years, and unrecognized compensation cost related to all unvested restricted stock units of $11 million is expected to be recognized as expense over a weighted-average period of 1.7 years.
Stock repurchases
As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and current market conditions. During the three- and six-month periods ended June 30, 2009, the company repurchased 6.1 million shares and 16.2 million shares for $300 million and $866 million, respectively, under the board of directors’ March 2008 $2.0 billion share repurchase authorization. At June 30, 2009, $300 million remained available under this authorization.
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
Related actions remain pending in the U.S. and Colombia. Another patent infringement action against Baxter is pending in the U.S.D.C. for the Northern District of Illinois on a second patent owned by Abbott and Central Glass. Baxter has filed a motion asserting that judgment of non-infringement and invalidity should be entered based in part on findings made in the earlier case. In 2007, Abbott brought a patent infringement action against Baxter in the Cali Circuit Court of Colombia based on a Colombian counterpart patent, and obtained an injunction preliminarily prohibiting the approval of Baxter’s generic sevoflurane in Colombia during the pendency of the infringement suit. In May 2008, the Court issued a decision maintaining the injunction, but suspending it during an appeal of the Court’s decision, which appeal is pending.
Peritoneal Dialysis Litigation
On October 16, 2006, Baxter Healthcare Corporation, a direct wholly-owned subsidiary of Baxter, and DEKA Products Limited Partnership (DEKA) filed a patent infringement lawsuit against Fresenius Medical Care Holdings, Inc. and Fresenius USA, Inc. The complaint alleges that Fresenius’ sale of the Liberty Cycler peritoneal dialysis systems and related disposable items and equipment infringes nine U.S. patents, which are owned by Baxter or exclusively licensed in the peritoneal dialysis field to Baxter from DEKA. The case is pending in the U.S.D.C. for the Northern District of California with a trial anticipated in mid-2010.
Hemodialysis Litigation
Since April 2003, Baxter has been pursuing a patent infringement action against Fresenius Medical Care Holdings, Inc. for infringement of certain Baxter patents. The patents cover Fresenius’ 2008K hemodialysis instrument. In 2007, the court entered judgment in Baxter’s favor holding the patents valid and infringed, and a jury assessed damages at $14 million for past sales only. On April 4, 2008, the U.S.D.C. for the Northern District of California granted Baxter’s motion for permanent injunction, granted Baxter’s request for royalties on Fresenius’ sales of the 2008K hemodialysis machines during a nine-month transition period before the permanent injunction took effect, and granted a royalty on disposables. Fresenius has appealed and a decision is expected later in the year.
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
On July 15, 2009, a hospital customer filed suit in the U.S.D.C. for the Eastern District of Pennsylvania alleging that Baxter and a competitor conspired to restrict output and artificially increase the price of plasma-derived therapies since late 2004. The complaint attempts to state a claim for class action relief and demands treble damages.
In connection with the recall of heparin products in the United States described in Note 3, approximately 165 lawsuits, some of which are purported class actions, have been filed alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. In June 2008, a number of these federal cases were consolidated in the U.S.D.C. for the Northern District of Ohio for pretrial case management under the Multi District Litigation rules. In September 2008, a number of state court cases were consolidated in Cook County, Illinois for pretrial case management. Discovery is ongoing and a trial date is scheduled for October 2010.
The company is a defendant, along with others, in over 50 lawsuits brought in various state and U.S. federal courts, which allege that Baxter and other defendants reported artificially inflated average wholesale prices for Medicare and Medicaid eligible drugs. These cases have been brought by private parties on behalf of various purported classes of purchasers of Medicare and Medicaid eligible drugs, as well as by state attorneys general. A number of these cases were consolidated in the U.S.D.C. for the District of Massachusetts for pretrial case management under Multi District Litigation rules. In April 2008, the court preliminarily approved a class settlement resolving Medicare Part B claims and independent health plan claims against Baxter and others, which had previously been reserved for by the company. Final approval of this settlement is expected later in 2009. Remaining lawsuits against Baxter include a number of cases brought by state attorneys general and New York entities, which seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement. These investigations may result in additional cases being filed by various state attorneys general.
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
Included in the Medication Delivery segment’s pre-tax income in the first half of 2008 were first quarter charges of $53 million related to COLLEAGUE infusion pumps and $19 million related to the company’s recall of its heparin sodium injection products in the United States. Refer to Note 3 for further information on these charges.
Financial information for the company’s segments for the three and six months ended June 30 is as follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008

Net sales
BioScience	$1,418	$1,385	$2,670	$2,595
Medication Delivery	1,134	1,164	2,169	2,229
Renal	550	598	1,065	1,156
Transition services to Fenwal	21	42	43	86

Total	$3,123	$3,189	$5,947	$6,066

Pre-tax income
BioScience	$565	$565	$1,074	$1,065
Medication Delivery	207	209	375	303
Renal	77	86	127	164

Total pre-tax income from segments	$849	$860	$1,576	$1,532

Transition services to Fenwal represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal subsequent to the divestiture of the TT business in 2007. Refer to Note 3 to the company’s consolidated financial statements in the 2008 Annual Report for further information regarding the TT divestiture.

The following is a reconciliation of segment pre-tax income to income before income taxes per the consolidated income statements.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008

Total pre-tax income from segments	$849	$ 860	$1,576	$1,532
Unallocated amounts
Net interest expense	(24)	(25)	(50)	(42)
Certain foreign currency fluctuations and hedging activities	34	9	76	10
Stock compensation	(36)	(35)	(74)	(73)
Other corporate items	(99)	(133)	(167)	(214)

Income before income taxes	$724	$ 676	$1,361	$1,213

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the company’s 2008 Annual Report to Shareholders (2008 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company for the year ended December 31, 2008. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and six months ended June 30, 2009.
RESULTS OF OPERATIONS
NET SALES

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2009	2008	change		2009	2008	change

BioScience	$1,418	$1,385	2%		$2,670	$2,595	3%
Medication Delivery	1,134	1,164	(3%	)	2,169	2,229	(3%	)
Renal	550	598	(8%	)	1,065	1,156	(8%	)
Transition services to Fenwal Inc.	21	42	(50%	)	43	86	(50%	)

Total net sales	$3,123	$3,189	(2%	)	$5,947	$6,066	(2%	)

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2009	2008	change		2009	2008	change

International	$1,798	$1,948	(8%	)	$3,381	$3,646	(7%	)
United States	1,325	1,241	7%		2,566	2,420	6%

Total net sales	$3,123	$3,189	(2%	)	$5,947	$6,066	(2%	)

Foreign currency unfavorably impacted net sales by 10 and 9 percentage points in the three- and six-month periods ended June 30, 2009, respectively, principally due to the strengthening of the U.S. Dollar relative to other currencies, including the Euro and the British Pound in both periods.

BioScience
The following is a summary of sales by product category in the BioScience segment.

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2009	2008	change		2009	2008	change

Recombinants	$515	$508	1%		$966	$944	2%
Plasma Proteins	353	291	21%		627	551	14%
Antibody Therapy	344	315	9%		681	601	13%
Regenerative Medicine	109	109	—		208	203	2%
Other	97	162	(40%	)	188	296	(36%	)

Total net sales	$1,418	$1,385	2%		$2,670	$2,595	3%

Net sales in the BioScience segment increased 2% and 3% during the three- and six-month periods ended June 30, 2009 (including an 11 and 9 percentage point unfavorable foreign currency impact in the three- and six-month periods ended June 30, 2009, respectively). Excluding the impact of foreign currency, net sales increased in both the second quarter and first half of 2009 driven by increased demand across the majority of the product categories and improved pricing for select products. Sales growth was the result of increased demand for ADVATE [Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method] in the Recombinants product category, while increased demand for albumin, FEIBA (an anti-inhibitor coagulant complex), plasma-derived factor VIII and ARALAST [alpha 1-proteinase inhibitor (human)], as well as improved pricing for various plasma-derived products, drove sales growth in the Plasma Proteins product category. Also contributing to sales growth were increased demand and improved pricing for GAMMAGARD LIQUID, the liquid formulation of the antibody-replacement therapy IGIV (immune globulin intravenous), in the Antibody Therapies product category; increased demand for FLOSEAL, a fibrin sealant product in the Regenerative Medicine product category; and, in the Other product category, increased sales of NEISVAC-C (for the prevention of meningitis C) and increased revenue related to advanced purchase agreements for pandemic vaccines. Partially offsetting this sales growth were lower sales of FSME-IMMUN (a tick-borne encephalitis vaccine) in Europe, primarily in Germany, as a result of seasonal factors, lower market demand and increased competition.
Medication Delivery
The following is a summary of sales by product category in the Medication Delivery segment.

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2009	2008	change		2009	2008	change

IV Therapies	$384	$408	(6%	)	$728	$779	(7%	)
Global Injectables	418	393	6%		789	761	4%
Infusion Systems	205	229	(10%	)	404	449	(10%	)
Anesthesia	120	122	(2%	)	229	221	4%
Other	7	12	(42%	)	19	19	—

Total net sales	$1,134	$1,164	(3%	)	$2,169	$2,229	(3%	)

Net sales in the Medication Delivery segment decreased 3% during the three- and six-month periods ended June 30, 2009 (including an 11 and 10 percentage point unfavorable foreign currency impact in the three- and six-month periods ended June 30, 2009, respectively). Excluding the impact of foreign currency, net sales increased in both periods as a result of increased demand and improved pricing for intravenous (IV) solutions and nutritional products in the IV Therapies product category; strong sales of multi-source generics and growth in the company’s international pharmacy compounding and U.S. pharmaceutical partnering businesses in the Global Injectables product category; and growth in anesthesia products driven by increased sales of sevoflurane and SUPRANE (desflurane) in the first half of 2009. Partially offsetting this sales growth in both periods was a decline in Infusion Systems sales due to lower revenues from access sets, disposable tubing used with infusion pumps for the administration of IV solutions.

Renal
The following is a summary of sales by product category in the Renal segment.

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2009	2008	change		2009	2008	change

PD Therapy	$454	$479	(5%	)	$874	$924	(5%	)
HD Therapy	96	119	(19%	)	191	232	(18%	)

Total net sales	$550	$598	(8%	)	$1,065	$1,156	(8%	)

Net sales in the Renal segment decreased 8% during the three- and six-month periods ended June 30, 2009 (including a 12 and 10 percentage point unfavorable foreign currency impact in the three- and six-month periods ended June 30, 2009, respectively). Excluding the impact of foreign currency, net sales in both periods grew due to gains in the number of peritoneal dialysis (PD) patients, especially in Asia (particularly in China), Latin America and Eastern Europe. Penetration of PD Therapy products continues to be strong in emerging markets where many people with end-stage renal disease are currently under-treated. Partially offsetting the growth in PD Therapy product line sales was a decline in Hemodialysis (HD) Therapy sales, primarily as a result of lower sales volumes of saline in the United States.

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
GROSS MARGIN AND EXPENSE RATIOS

	Three months ended				Six months ended
	June 30,				June 30,
(as a percentage of net sales)	2009	2008	Change		2009	2008	Change

Gross margin	52.4%	51.0%	1.4 pts		52.6%	49.6%	3.0 pts
Marketing and administrative expenses	21.1%	22.0%	(0.9 pts	)	21.4%	22.1%	(0.7 pts	)

Gross Margin
The improvement in the gross margin in the second quarter and first half of 2009 was principally driven by an improvement in sales mix, pricing and manufacturing cost improvements, partially offset by the unfavorable impact of lower FSME-IMMUN vaccine revenues. Foreign currency unfavorably impacted gross margin in the second quarter but had a modestly favorable impact for the first half of 2009.

Included in the company’s gross margin in the first half of 2008 were first quarter charges of $53 million related to COLLEAGUE infusion pumps and $19 million related to the company’s recall of its heparin sodium injection products in the United States. These charges decreased the gross margin in the first half of 2008 by 1.2 percentage points. Refer to Note 3 for further information on the COLLEAGUE and heparin charges.

Marketing and Administrative Expenses
The marketing and administrative expense ratio for the second quarter and first half of 2009 decreased compared to 2008 as the company benefited from stronger cost controls, partially offset by investments in sales and promotional activities and the impact of foreign currency.

RESEARCH AND DEVELOPMENT

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2009	2008	change		2009	2008	change

Research and development expenses	$231	$222	4%		$443	$412	8%
As a percentage of net sales	7.4%	7.0%			7.4%	6.8%

Research and development (R&D) expenses increased during the second quarter and first half of 2009 as the company continued to advance and expand its product pipeline across its business portfolio. The company’s investment in R&D in the first half of 2009 principally related to the development of home HD therapy; increased spending on clinical trials for the evaluation of GAMMAGARD LIQUID for additional indications; and investments in recombinant proteins, vaccines, formulation and delivery technologies, and new therapies to broaden the company’s regenerative medicine portfolio. Partially offsetting the increase in R&D spending was the impact of foreign currency in both periods. Refer to the 2008 Annual Report for a discussion of the company’s R&D pipeline.
NET INTEREST EXPENSE
Net interest expense was $24 million and $25 million in the second quarters of 2009 and 2008, respectively, and $50 million and $42 million for the six months ended June 30, 2009 and 2008, respectively. The increase in the first half of 2009 was driven by a reduction in interest income, partially offset by lower gross interest expense.
OTHER (INCOME) EXPENSE, NET
Other (income) expense, net was $1 million of income and $1 million of expense during the second quarters of 2009 and 2008, respectively, and $1 million of expense and $3 million of income during the first half of 2009 and 2008, respectively. Included in both periods were amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in foreign currencies. The first half of 2008 included $16 million of income related to the finalization of the net assets transferred in the divestiture of the TT business. Refer to Note 3 to the company’s consolidated financial statements in the 2008 Annual Report for further information regarding the TT divestiture.
PRE-TAX INCOME
Refer to Note 7 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.
BioScience
Pre-tax income was flat and increased 1% for the three- and six-month periods ended June 30, 2009, respectively. Continued gross margin expansion was driven by strong sales of higher-margin products, fueled by the continued customer adoption of ADVATE and GAMMAGARD LIQUID, increased demand and improved pricing of certain plasma protein products, and continued manufacturing cost improvements. Offsetting this growth was the unfavorable impact of foreign currency, increased R&D spending and lower sales of FSME-IMMUN vaccine for the three and six-month periods ended June 30, 2009.
Medication Delivery
Pre-tax income decreased 1% for the three-month period ended June 30, 2009 and increased 24% for the six-month period ended June 30, 2009. Gross margin improvements resulting from favorable product mix, were offset by the unfavorable impact of foreign currency for the three- and six-month periods ended June 30, 2009. The pre-tax income for the six months ended June 30, 2008 included first quarter charges of $53 million related to COLLEAGUE infusion pumps and $19 million related to the company’s recall of its heparin sodium injection products in the United States. See Note 3 for further information about the COLLEAGUE and heparin charges.
Renal
Pre-tax income decreased 10% and 23% for the three- and six-month periods ended June 30, 2009, respectively. The gross margin impact from continued gains in PD Therapy patients was more than offset by lower saline revenues, increased R&D costs primarily related to the development of home HD therapy, and an unfavorable impact from foreign currency for the three- and six-month periods ended June 30, 2009.
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
INCOME TAXES
The company’s effective income tax rate was 18.6% and 18.9% in the second quarters of 2009 and 2008, respectively, and 18.7% and 19.2% in the six-month periods ended June 30, 2009 and 2008, respectively. The decline in the effective tax rates for both the three- and six-month period ended June 30, 2009 was the result of favorable earnings mix compared to their respective prior year periods. The company anticipates that the effective tax rate, calculated in accordance with generally accepted accounting principles (GAAP), will be approximately 18.5% to 19.0% for the full-year 2009, excluding any impact from additional audit developments and other special items.
Baxter expects to reduce the gross amount of its liability for uncertain tax positions within the next 12 months by approximately $330 million due to the expiration of a loss carryforward, the expiration of certain statutes of limitations related to tax benefits taken in respect of losses from restructuring certain international operations, and the settlements of certain multi-jurisdictional transfer pricing issues. While there continues to be a reasonable possibility that the resolution of these items will be at amounts other than the amounts of the liabilities, the company also believes the reserves are adequate.
INCOME AND EARNINGS PER DILUTED SHARE
Net income attributable to Baxter was $587 million and $544 million for the three months ended June 30, 2009 and 2008, respectively, and $1.1 billion and $973 million for the six months ended June 30, 2009 and 2008, respectively. Net income attributable to Baxter per diluted common share was $0.96 and $0.85 for the three months ended June 30, 2009 and 2008, respectively, and $1.79 and $1.52 for the six months ended June 30, 2009 and 2008, respectively. The significant factors and events contributing to the changes are discussed above.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operations
Cash flows from operations decreased during the first half of 2009 as compared to the prior year, totaling $1,048 million in 2009 and $1,082 million in 2008. Included in cash flows from operations in the first half of 2009 were outflows of $81 million related to realized excess tax benefits from stock issued under employee benefit plans and a planned discretionary cash contribution of $100 million to the company’s pension plans in the United States. Realized excess tax benefits are required to be presented in the statement of cash flows as an outflow within the operating section and an inflow within the financing section. The other factors impacting cash flows from operations are discussed below.
Accounts Receivable
Cash outflows relating to accounts receivable decreased during the first half of 2009 as compared to the prior year. Days sales outstanding decreased from 56.8 days at June 30, 2008 to 53.9 days at June 30, 2009, primarily due to improved collection periods in the United States and certain international locations, partially offset by a decrease in cash proceeds from the factoring of receivables.
Inventories
Cash outflows relating to inventories decreased in 2009. The following is a summary of inventories at June 30, 2009 and December 31, 2008, as well as annualized inventory turns for the three months ended June 30, 2009 and 2008, by segment.

			Annualized inventory
	Inventories		turns for the three
	June 30,	December 31,	months ended June 30,
(in millions, except inventory turn data)	2009	2008	2009	2008

BioScience	$1,459	$1,346	1.48	1.45
Medication Delivery	779	771	3.18	3.12
Renal	248	227	4.09	3.91
Other	10	17	—	—

Total company	$2,496	$2,361	2.27	2.30

Other
Cash outflows related to liabilities, restructuring payments and other items increased in the first six months of 2009 as compared to the prior year period, principally driven by the planned discretionary cash contribution discussed above. Also contributing to the increase in cash outflows was the timing of payment of accounts payable and an increase in prepaid expenses.
Cash flows from investing activities
Capital Expenditures
Capital expenditures increased $23 million for the six months ended June 30, 2009, from $364 million in 2008 to $387 million in 2009. The company makes investments in capital expenditures at a level sufficient to support the strategic and operating needs of the businesses and continues to improve capital allocation discipline in making investments to enhance long-term growth.
Acquisitions of and Investments in Businesses and Technologies
Cash outflows relating to acquisitions of and investments in businesses and technologies of $102 million in the first half of 2009 principally related to an agreement with SIGMA International General Medical Apparatus, LLC (SIGMA) for the exclusive distribution of SIGMA’s infusion pumps in the United States and international markets, a 40 percent equity stake in SIGMA, and an option to purchase the remaining portion of SIGMA. Cash outflows relating to acquisitions of and investments in businesses and technologies of $61 million in the first half of 2008 principally related to an IV solutions business in China, payments related to the company’s fourth quarter 2007 agreements with Nycomed Pharma AS (Nycomed) and Nektar Therapeutics (Nektar), and certain smaller acquisitions and investments. Refer to Note 2 for further information about the agreement with SIGMA and Note 4 to the company’s consolidated financial statements in the 2008 Annual Report for further information about the arrangements with Nycomed and Nektar.
Other
Cash flows relating to other investing activities in the first half of 2009 decreased as a result of an increase in short-term investments and a reduction in the amount of cash collected from customers relating to previously securitized receivables. In 2007, the company repurchased the third party interest in receivables previously sold under the European securitization arrangement, and the European facility was not renewed.
Cash flows from financing activities
Debt Issuances, Net of Payments of Obligations
Net cash inflows related to debt and other financing obligations in the first half of 2009 totaled $178 million. The company issued $350 million of senior unsecured notes, which mature in March 2014 and bear a 4.0% coupon rate. The net proceeds from this issuance were used for general corporate purposes, including the repayment of approximately $160 million of outstanding borrowings related to its Euro-denominated credit facility (further discussed below). Net cash outflows related to debt and other financing obligations in the first half of 2008 totaled $166 million. Included in the cash outflows was the repayment of the company’s 5.196% notes, which approximated $250 million, upon their maturity in February 2008. Debt issuances in the first half of 2008 principally related to the May 2008 issuance of $500 million of senior unsecured notes, maturing in June 2018 and bearing a 5.375% coupon rate. The net proceeds were used for general corporate purposes, including the settlement of $300 million of cross-currency swaps. There were no settlements of net investment cross-currency swaps in 2009, as all of the company’s net investment hedges were settled by the end of 2008. Refer to Note 7 to the company’s consolidated financial statements in the 2008 Annual Report for further information regarding these swaps.
Other Financing Activities
Cash dividend payments totaled $318 million in the first half of 2009 and $275 million in the first half of 2008. The increase in cash dividend payments is primarily the result of a 20% increase in the quarterly dividend rate compared to the prior year. In May 2009, the board of directors declared a quarterly dividend of $0.26 per share, payable on July 1, 2009 to shareholders of record on June 10, 2009. In July 2009, the board of directors declared a quarterly dividend of $0.26 per share, payable on October 1, 2009 to shareholders of record on September 10, 2009.
Proceeds and realized excess tax benefits from stock issued under employee benefit plans decreased by $41 million, from $245 million in the first half of 2008 to $204 million in the first half of 2009, primarily due to a decrease in stock option exercises, partially offset by $81 million of realized excess tax benefits (as further discussed above). No excess tax benefits were realized from stock issued under employee benefit plans during the first half of 2008.
Stock repurchases totaled $866 million in the first half of 2009 as compared to $933 million in the prior year period. As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and current market conditions. In March 2008, the board of directors authorized the repurchase of up to $2.0 billion of the company’s common stock. At June 30, 2009, $300 million remained available under this authorization. In July 2009, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock. No repurchases have been made under this authorization.

CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS
Credit facilities
The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in December 2011. The company also maintains a credit facility denominated in Euros with a maximum capacity of approximately $420 million at June 30, 2009, which matures in January 2013. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At June 30, 2009, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of the two outstanding facilities at June 30, 2009. The non-performance of any financial institution supporting the credit facility would reduce the maximum capacity of these facilities by each institution’s respective commitment. Refer to Note 6 to the company’s consolidated financial statements in the 2008 Annual Report for further discussion of the company’s credit facilities.
Access to capital
The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt or common stock. The company had $1.8 billion of cash and equivalents at June 30, 2009. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.
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
Credit ratings
There were no changes in the company’s credit ratings in the first half of 2009. Refer to the 2008 Annual Report for further discussion of the company’s credit ratings.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2008 Annual Report. Significant accounting standards adopted in 2009 are summarized in Note 1 to the consolidated financial statements included in this report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2008 Annual Report.
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

CERTAIN REGULATORY MATTERS
The company began to hold shipments of COLLEAGUE infusion pumps in July 2005, and continues to hold shipments of new pumps in the United States. Following a number of Class I recalls (recalls at the highest priority level for the U.S. Food and Drug Administration (FDA)) relating to the performance of the pumps, as well as the seizure litigation described in Note 6, the company entered into a Consent Decree in June 2006 outlining the steps the company must take to resume sales of new pumps in the United States. Additional Class I recalls related to remediation and repair and maintenance activities were addressed by the company in 2007 and 2009. The Consent Decree provides for reviews of the company’s facilities, processes and controls by the company’s outside expert, followed by the FDA. In December 2007, following the outside expert’s review, the FDA performed an inspection and remains in a dialogue with the company. As discussed in Note 3, the company has recorded a number of charges in connection with its COLLEAGUE infusion pumps. It is possible that additional charges related to COLLEAGUE may be required in future periods, based on new information, changes in estimates, and modifications to the current remediation plan as a result of ongoing dialogue with the FDA.
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
NEW ACCOUNTING STANDARDS
Refer to Note 4 for disclosures related to the company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” and Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” Refer to Note 2 for disclosures related to the company’s adoption of Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements” and the company’s adoption of FSP FAS No. 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” as it relates to the April 2009 arrangement with SIGMA.
SFAS No. 141-R
On January 1, 2009, the company adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141-R). The new standard changes the accounting for business combinations in a number of significant respects. The key changes include the expansion of transactions that will qualify as business combinations, the capitalization of in-process research and development as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition costs, the expensing of costs associated with restructuring the acquired company, the recognition of contingent consideration at fair value on the acquisition date, and the recognition of post-acquisition date changes in deferred tax asset valuation allowances and acquired income tax uncertainties as income tax expense or benefit. The new standard was applicable for acquisitions made by the company on or after January 1, 2009, including the April 2009 arrangement with SIGMA. Refer to Note 2 for further information.

SFAS No. 160
On January 1, 2009, the company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). The new standard changed the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS No. 160 requires that noncontrolling interests be presented in the consolidated balance sheets within equity, but separate from Baxter shareholders’ equity, and that the amount of consolidated net income attributable to Baxter and to the noncontrolling interests be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Upon a loss of control the interest sold, as well as any interest retained, is measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, 100% of the assets and liabilities, including goodwill, are recognized at fair value as if the entire target company had been acquired. The new standard has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for prior periods presented. Prior to the adoption of SFAS No. 160, the noncontrolling interests’ share of net income was included in other (income) expense, net in the consolidated statement of income and the noncontrolling interests’ equity was included in other long-term liabilities in the consolidated balance sheet.
FSP FAS No. 132(R)-1
In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP expands the disclosure requirements relating to pension and other postretirement benefits to require enhanced disclosures about how investment allocation decisions are made and the investment policies and strategies that support those decisions, major categories of plan assets, the input and valuation techniques used in measuring plan assets at fair value, and significant concentrations of credit risk within plan assets. The company will include the disclosures required by this standard beginning with its 2009 year-end consolidated financial statements.
SFAS No. 166
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 166). The standard eliminates the concept of a qualifying special-purpose entity and clarifies existing GAAP as it relates to determining whether a transferor has surrendered control over transferred financial assets. SFAS No. 166 limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements presented and/or when the transferor has continuing involvement with the transferred financial asset. The standard also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, with early adoption prohibited. The new standard will be applied prospectively, except for the disclosure requirements, which will be applied retrospectively for all periods presented. The company is in the process of analyzing the impact of this standard, which will be adopted by the company at the beginning of 2010.
SFAS No. 167
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167), which changes the consolidation model for variable interest entities (VIEs). The standard requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. SFAS No. 167 expands the disclosure requirements for enterprises with a variable interest in a VIE. SFAS No. 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, with early adoption prohibited. The company is in the process of analyzing the impact of this standard, which will be adopted by the company at the beginning of 2010.

FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, future litigation outcomes, the company’s efforts to remediate its infusion pumps and other regulatory matters, expectations with respect to restructuring programs, strategic plans, product mix, promotional efforts, geographic expansion, sales and pricing forecasts, expectations with respect to business development activities, potential developments with respect to credit and credit ratings, estimates of liabilities, ongoing tax audits and related tax provisions, deferred tax assets, future pension plan expense, the company’s hedging policy and expectations with respect to the company’s exposure to foreign currency and interest rate risk, the company’s internal R&D pipeline, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility and the adequacy of credit facilities and reserves, the effective tax rate in 2009, expected revenues from the Fenwal transition services agreements, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:
•	demand for and market acceptance risks for new and existing products, such as ADVATE and IGIV, and other therapies;
•	the company’s ability to identify business development and growth opportunities for existing products;
•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;
•	future actions of regulatory bodies and other government authorities that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO pumps;
•	foreign currency fluctuations, particularly due to reduced benefits from the company’s natural hedges and limitations on the ability to cost-effectively hedge resulting from the recent financial market and currency volatility;
•	fluctuations in supply and demand for plasma protein products;
•	reimbursement policies of government agencies and private payers;
•	changes in healthcare legislation and regulation, including through healthcare reform in the United States or globally, which may affect pricing, reimbursement or other elements of the company’s business;
•	production yields, regulatory clearances and customers’ final purchase commitments with respect to the company’s pandemic vaccine;
•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;
•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;
•	the impact of geographic and product mix on the company’s sales;
•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;
•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;
•	the availability and pricing of acceptable raw materials and component supply;
•	global regulatory, trade and tax policies;
•	any changes in law concerning the taxation of income, including income earned outside the United States;
•	actions by tax authorities in connection with ongoing tax audits;
•	the company’s ability to realize the anticipated benefits of restructuring initiatives;
•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, including the SIGMA transaction;
•	changes in credit agency ratings;
•	any impact of the commercial and credit environment on the company and its customers and suppliers;
•	continued developments in the market for transfusion therapies products and Fenwal’s ability to execute with respect to the acquired business; and
•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described under the caption “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2008, all of which are available on the company’s website.
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
The company uses options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at June 30, 2009 is 18 months. The company also enters into undesignated derivative instruments to hedge certain intercompany and third-party receivables and payables in foreign currencies. The recent financial market and currency volatility may reduce the benefits of the company’s natural hedges and limit the company’s ability to cost-effectively hedge these exposures.
As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange option, forward and cross-currency swap contracts outstanding at June 30, 2009, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $21 million, which principally relates to a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary, would decrease by $80 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange option, forward and cross-currency swap contracts outstanding at June 30, 2009 by replacing the actual exchange rates at June 30, 2009 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2008 Annual Report. There were no significant changes during the quarter ended June 30, 2009.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.
Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting
There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009 and 2008 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2009, and the related condensed consolidated statements of income for each of the three- and six-month periods ended June 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the company’s management.
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
July 28, 2009

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the three-month period ended June 30, 2009.
Issuer Purchases of Equity Securities

	Total number		Total number of shares	Approximate dollar value of
	of shares	Average price	purchased as part of publicly	shares that may yet be purchased
Period	purchased(1)	paid per share	announced program(1)	under the program(1)

April 1, 2009 through April 30, 2009	3,352,767	$49.24	3,352,767
May 1, 2009 through May 31, 2009	780,456	$49.63	780,456
June 1, 2009 through June 30, 2009	1,982,415	$48.52	1,982,415

Total	6,115,638	$49.05	6,115,638	$300,013,660

(1)	In March 2008, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market. During the second quarter of 2009, the company repurchased 6.1 million shares for $300 million under this program, and the remaining authorization totaled $300 million at June 30, 2009. This program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders
The company’s annual meeting of shareholders was held on May 5, 2009. The results of the matters voted upon at the annual meeting of shareholders are as follows:
Election of Directors
Each of management’s nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below.

Director	For	Against	Abstain

Walter E. Boomer	514,307,473	11,427,449	910,684
James R. Gavin III, M.D., Ph.D.	521,764,537	4,009,532	871,537
Peter S. Hellman	519,084,440	6,637,488	923,677
K. J. Storm	513,020,468	12,597,107	1,028,030
The directors listed above have terms that expire in 2012. Directors with terms expiring in 2010 are Blake E. Devitt, John D. Forsyth, Gail D. Fosler and Carole J. Shapazian. The remaining directors, Wayne T. Hockmeyer, Ph.D., Joseph B. Martin, M.D., Ph.D., Robert L. Parkinson, Jr., Thomas T. Stallkamp and Albert P.L. Stroucken have terms expiring in 2011.

Management Proposal

Proposal	For	Against	Abstain

Appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm	511,756,462	14,045,359	843,784
Shareholder Proposal

Proposal	For	Against	Abstain	Broker Non-Votes

Shareholder proposal relating to animal testing	21,246,084	364,668,775	95,705,135	45,025,612

Item 6. Exhibits
Exhibit Index:

Exhibit
Number	Description

15	Letter Re: Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.

(Registrant)

Date: July 28, 2009	By:	/s/ Robert M. Davis

Robert M. Davis Corporate Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)