Form 10-Q
period 2009-09-30
BAXTER INTERNATIONAL INC
filed 2009-10-29
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 23, 2009 was 602,861,798 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended September 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$3,145	$3,151	$9,092	$9,217
Cost of sales	1,513	1,630	4,334	4,689

Gross margin	1,632	1,521	4,758	4,528

Marketing and administrative expenses	672	681	1,943	2,024
Research and development expenses	228	230	671	642
Net interest expense	23	20	73	62
Other expense, net	51	28	52	25

Income before income taxes	658	562	2,019	1,775
Income tax expense	126	86	380	319

Net income	532	476	1,639	1,456

Less: Noncontrolling interests	2	4	6	11

Net income attributable to Baxter International Inc. (Baxter)	$530	$472	$1,633	$1,445

Net income attributable to Baxter per common share
Basic	$0.88	$0.76	$2.68	$2.30

Diluted	$0.87	$0.74	$2.66	$2.26

Weighted-average number of common shares outstanding
Basic	605	625	608	628

Diluted	612	638	615	640

Cash dividends declared per common share	$0.260	$0.218	$0.780	$0.653

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		September 30,	December 31,
		2009	2008

Current assets	Cash and equivalents	$2,571	$2,131
	Accounts and other current receivables	2,229	1,980
	Inventories	2,628	2,361
	Prepaid expenses and other	636	676

	Total current assets	8,064	7,148

Property, plant and equipment, net		4,963	4,609

Other assets	Goodwill	1,836	1,654
	Other intangible assets, net	538	390
	Other	1,553	1,604

	Total other assets	3,927	3,648

Total assets		$16,954	$15,405

Current liabilities	Short-term debt	$31	$388
	Current maturities of long-term debt and lease obligations	2	6
	Accounts payable and accrued liabilities	3,435	3,241

	Total current liabilities	3,468	3,635

Long-term debt and lease obligations		4,136	3,362

Other long-term liabilities		2,039	2,117

Commitments and contingencies

Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2009 and 2008	683	683
	Common stock in treasury, at cost, 80,195,719 shares in 2009 and 67,501,988 shares in 2008	(4,604)	(3,897)
	Additional contributed capital	5,662	5,533
	Retained earnings	6,954	5,795
	Accumulated other comprehensive loss	(1,609)	(1,885)

	Total Baxter shareholders’ equity	7,086	6,229

	Noncontrolling interests	225	62

	Total equity	7,311	6,291

Total liabilities and equity		$16,954	$15,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Nine months ended
		September 30,
		2009	2008

Cash flows from operations	Net income	$1,639	$1,456
	Adjustments
	Depreciation and amortization	466	481
	Deferred income taxes	188	164
	Stock compensation	106	111
	Realized excess tax benefits from stock issued under employee benefit plans	(88)	(28)
	Infusion pump charges	27	125
	Impairment charges	54	31
	In-process research and development charge	—	12
	Other	35	16
	Changes in balance sheet items
	Accounts and other current receivables	(108)	(86)
	Inventories	(116)	(207)
	Accounts payable and accrued liabilities	(163)	(236)
	Restructuring payments	(35)	(35)
	Other	(82)	91

	Cash flows from operations	1,923	1,895

Cash flows from investing activities	Capital expenditures	(634)	(615)
	Acquisitions of and investments in businesses and technologies	(156)	(73)
	Other	37	45

	Cash flows from investing activities	(753)	(643)

Cash flows from financing activities	Issuances of debt	862	518
	Payments of obligations	(193)	(942)
	(Decrease) increase in debt with original maturities of three months or less, net	(200)	192
	Cash dividends on common stock	(475)	(411)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	289	547
	Purchases of treasury stock	(966)	(1,522)

	Cash flows from financing activities	(683)	(1,618)

Effect of currency exchange rate changes on cash and equivalents		(47)	18

Increase (decrease) in cash and equivalents		440	(348)
Cash and equivalents at beginning of period		2,131	2,539

Cash and equivalents at end of period		$2,571	$2,191

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
As of the financial statements issuance date, no events or transactions have occurred subsequent to the consolidated balance sheet date of September 30, 2009 that required recognition or disclosure.
Adoption of new accounting standards
Refer to Note 4 for disclosures provided in connection with new accounting standards related to derivatives and hedging activities and the fair value of financial instruments. Refer to Note 2 for disclosures provided in connection with new accounting standards related to collaborative arrangements and variable interest entities (VIEs).
On January 1, 2009, the company adopted a new accounting standard which changes the accounting for business combinations in a number of significant respects. The key changes include the expansion of transactions that qualify as business combinations, the capitalization of in-process research and development (IPR&D) as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition costs, the expensing of costs associated with restructuring the acquired company, the recognition of contingent consideration at fair value on the acquisition date, and the recognition of post-acquisition date changes in deferred tax asset valuation allowances and acquired income tax uncertainties as income tax expense or benefit. This standard was applicable for acquisitions made by the company on or after January 1, 2009, including the April 2009 consolidation of SIGMA International General Medical Apparatus, LLC (SIGMA) and the August 2009 acquisition of certain assets of Edwards Lifesciences Corporation related to their hemofiltration product line, also known as Continuous Renal Replacement Therapy (Edwards CRRT). Refer to Note 2 for further information regarding SIGMA and Edwards CRRT.
On January 1, 2009, the company adopted a new accounting standard which changes the accounting and reporting of noncontrolling interests (historically referred to as minority interests). The standard requires that noncontrolling interests be presented in the consolidated balance sheets within equity, but separate from Baxter shareholders’ equity, and that the amount of consolidated net income attributable to Baxter and to the noncontrolling interests be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Upon a loss of control the interest sold, as well as any interest retained, is measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, 100% of the assets and liabilities, including goodwill, are recognized at fair value as if the entire target company had been acquired. The new standard was applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for prior periods presented. Prior to the adoption of the new standard, the noncontrolling interests’ share of net income was included in other expense, net in the consolidated statement of income and the noncontrolling interests’ equity was included in other long-term liabilities in the consolidated balance sheet.

Issued but not yet effective accounting standards
In December 2008, the Financial Accounting Standards Board (FASB) issued a new accounting standard that expands the disclosure requirements relating to pension and other postretirement benefits. The standard requires enhanced disclosures about how investment allocation decisions are made and the investment policies and strategies that support those decisions, major categories of plan assets, the input and valuation techniques used in measuring plan assets at fair value, and significant concentrations of credit risk within plan assets. The company will include the disclosures required by this standard beginning with its 2009 year-end consolidated financial statements.
In June 2009, the FASB issued a new accounting standard relating to the accounting for transfers of financial assets. The new standard eliminates the concept of a qualifying special-purpose entity and clarifies existing GAAP as it relates to determining whether a transferor has surrendered control over transferred financial assets. The standard limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements presented and/or when the transferor has continuing involvement with the transferred financial asset. The standard also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. It is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, with early adoption prohibited. The new standard will be applied prospectively, except for the disclosure requirements, which will be applied retrospectively for all periods presented. The new standard, which is effective for the company on January 1, 2010, is not expected to have a material impact on the company’s consolidated financial statements.
In June 2009, the FASB issued a new standard that changes the consolidation model for VIEs. The new standard requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The standard expands the disclosure requirements for enterprises with a variable interest in a VIE. It is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, with early adoption prohibited. The company is in the process of analyzing the impact of this standard, which will be adopted by the company at the beginning of 2010.
In October 2009, the FASB issued two updates to the Accounting Standards Codification relating to revenue recognition. The first update eliminates the requirement that all undelivered elements in an arrangement with multiple deliverables have objective and reliable evidence of fair value before revenue can be recognized for items that have been delivered. The update also no longer allows use of the residual method when allocating consideration to deliverables. Instead, arrangement consideration is to be allocated to deliverables using the relative selling price method, applying a selling price hierarchy. Vendor specific objective evidence (VSOE) of selling price should be used if it exists. Otherwise, third party evidence (TPE) of selling price should be used. If neither VSOE nor TPE is available, the company’s best estimate of selling price should be used. The second update eliminates tangible products from the scope of software revenue recognition guidance when the tangible products contain software components and non-software components that function together to deliver the tangible products’ essential functionality. Both updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010, with prospective application for new or materially modified arrangements or retrospective application permitted. Early adoption is permitted. The same transition method and period of adoption must be used for both updates. The company is in the process of analyzing the impact of these updates.
Reclassifications
Certain reclassifications have been made to conform the prior periods consolidated financial statements and notes to the current period presentation, including reclassifications related to the company’s adoption of the new accounting standard for noncontrolling interests.

2. SUPPLEMENTAL FINANCIAL INFORMATION
Net pension and other postemployment benefits expense
The following is a summary of net expense relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008

Pension benefits
Service cost	$22	$22	$65	$65
Interest cost	55	51	164	153
Expected return on plan assets	(63)	(58)	(188)	(174)
Amortization of net losses and other deferred amounts	25	19	74	59

Net pension plan expense	$39	$34	$115	$103

OPEB
Service cost	$2	$2	$4	$4
Interest cost	7	7	23	22
Amortization of net losses and other deferred amounts	(1)	—	(2)	—

Net OPEB plan expense	$8	$9	$25	$26

Net interest expense

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008

Interest expense, net of capitalized interest	$27	$37	$87	$113
Interest income	(4)	(17)	(14)	(51)

Net interest expense	$23	$20	$73	$62

Comprehensive income

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008

Comprehensive income	$677	$220	$1,918	$1,426
Less: Comprehensive income attributable to noncontrolling interests	4	3	9	7

Comprehensive income attributable to Baxter	$673	$217	$1,909	$1,419

The increase in comprehensive income attributable to Baxter for the three and nine months ended September 30, 2009 was principally due to favorable movements in currency translation adjustments and higher net income attributable to Baxter.
Effective tax rate
The company’s effective income tax rate was 19.1% and 15.3% in the third quarters of 2009 and 2008, respectively, and 18.8% and 18.0% in the nine-month periods ended September 30, 2009 and 2008, respectively. The effective tax rates in the third quarter and first nine months of 2009 were impacted by third quarter 2009 charges in foreign jurisdictions with effective tax rates lower than the U.S. rate. The effective tax rates in the third quarter and first nine months of 2008 were impacted by reductions of $29 million of valuation allowances on net operating loss carryforwards in foreign jurisdictions due to profitability improvements, partially offset by $14 million of additional U.S. income tax expense related to foreign earnings which are no longer considered indefinitely reinvested outside the United States because management planned to remit these earnings to the United States in the foreseeable future. Refer to Note 3 for further information regarding the third quarter 2009 charges.
Baxter expects to reduce the gross amount of its liability for uncertain tax positions within the next 12 months by approximately $330 million due to the expiration of a loss carryforward, the expiration of certain statutes of limitations related to tax benefits recorded in respect of losses from restructuring certain international operations, and the settlements of certain multi-jurisdictional transfer pricing issues. While there continues to be a reasonable possibility that the resolution of these items will be at amounts other than the amounts of the liabilities, the company believes the reserves are adequate.
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
The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008

Basic shares	605	625	608	628
Effect of employee stock options and other dilutive securities	7	13	7	12

Diluted shares	612	638	615	640

The computation of diluted EPS excluded employee stock options to purchase 14 million and 7 million shares for the three months ended September 30, 2009 and 2008, respectively, and 16 million and 8 million shares for the nine months ended September 30, 2009 and 2008, respectively, because the assumed proceeds were greater than the average market price of the company’s common stock, resulting in an anti-dilutive effect on diluted EPS.
Inventories

	September 30,	December 31,
(in millions)	2009	2008

Raw materials	$646	$600
Work in process	837	737
Finished goods	1,145	1,024

Inventories	$2,628	$2,361

Property, plant and equipment, net

	September 30,	December 31,
(in millions)	2009	2008

Property, plant and equipment, at cost	$9,780	$9,021
Accumulated depreciation and amortization	(4,817)	(4,412)

Property, plant and equipment, net (PP&E)	$4,963	$4,609

Goodwill
The following is a summary of the activity in goodwill by business segment.

		Medication
(in millions)	BioScience	Delivery	Renal	Total

Balance as of December 31, 2008	$585	$917	$152	$1,654
Goodwill acquired during the period	—	89	28	117
Cumulative translation adjustment	13	43	9	65

Balance as of September 30, 2009	$598	$1,049	$189	$1,836

Goodwill acquired during the period principally related to the consolidation of SIGMA within the Medication Delivery segment and the acquisition of Edwards CRRT within the Renal segment. See “Acquisitions of and investments in businesses and technologies” below for further information regarding SIGMA and Edwards CRRT. As of September 30, 2009, there were no accumulated goodwill impairment losses.
Other intangible assets, net
The following is a summary of the company’s intangible assets subject to amortization at September 30, 2009 and December 31, 2008.

	Developed
	technology,
(in millions)	including patents	Other	Total

September 30, 2009
Gross other intangible assets	$909	$134	$1,043
Accumulated amortization	(477)	(59)	(536)

Other intangible assets, net	$432	$75	$507

December 31, 2008
Gross other intangible assets	$777	$117	$894
Accumulated amortization	(444)	(67)	(511)

Other intangible assets, net	$333	$50	$383

The amortization expense for these intangible assets was $17 million and $13 million for the three months ended September 30, 2009 and 2008, respectively, and $45 million and $40 million for the nine months ended September 30, 2009 and 2008, respectively. The anticipated annual amortization expense for intangible assets recorded as of September 30, 2009 is $62 million in 2009, $67 million in 2010, $63 million in 2011, $59 million in 2012, $56 million in 2013 and $52 million in 2014. The increase in gross other intangible assets primarily related to the consolidation of SIGMA and the acquisition of Edwards CRRT. See “Acquisitions of and investments in businesses and technologies” below for further information regarding SIGMA and Edwards CRRT.
Collaborative arrangements
On January 1, 2009, the company adopted a new accounting standard related to collaborative arrangements, which was required to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this new standard did not result in a change to the company’s historical consolidated financial statements.
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
During the development phase, Baxter’s R&D costs are expensed as incurred. These costs may include R&D cost reimbursements to the partner, as well as up-front and milestone payments to the partner prior to the date the product receives regulatory approval. Milestone payments made to the partner subsequent to regulatory approval are capitalized as other intangible assets and amortized to cost of sales over the estimated useful life of the related asset. Royalty payments are expensed as cost of sales when they become due and payable. Any purchases of raw materials from the partner during the development stage are expensed as R&D, while such purchases during the commercialization phase are capitalized as inventory and recognized as cost of sales when the related finished products are sold. Baxter generally records the amount invoiced to the third-party customer for the finished product as sales, as Baxter is the principal and primary obligor in the arrangement.
Payments to collaborative partners classified in cost of sales were not significant in the nine months ended September 30, 2009 and 2008. Payments to collaborative partners totaled 6% of total R&D expense in both the three- and nine-month periods ended September 30, 2009 and 11% and 8% of total R&D expense in the three- and nine-month periods ended September 30, 2008, respectively. The payments principally related to the development of tissue repair products, longer-acting forms of blood clotting proteins to treat hemophilia and a next-generation home hemodialysis device.
Commercial Product Arrangements
The company’s commercial product collaborative arrangements generally provide for a sharing of manufacturing, marketing or distribution activities between Baxter and the partner, along with a sharing of the related profits. The nature and split of the shared activities varies, sometimes split by type of activity and sometimes split by geographic area.
The entity that invoices the third-party customer is generally the principal and primary obligor in the arrangement and therefore records the invoiced amount as a sale. Cost-sharing payments are generally recorded in cost of sales. Baxter’s payments to partners under these types of arrangements totaled less than 1% of total cost of sales in the three- and nine-month periods ended September 30, 2009 and 2008.
Acquisitions of and investments in businesses and technologies
SIGMA
In April 2009, the company entered an exclusive three-year distribution agreement with SIGMA covering the United States and international markets. The agreement, which enables Baxter to immediately provide SIGMA’s Spectrum large volume infusion pumps to customers, as well as future products under development, complements Baxter’s infusion systems portfolio and next generation technologies. The arrangement also included a 40% equity stake in SIGMA, and an option to purchase the remaining equity of SIGMA, exercisable at any time over a three-year term. Baxter paid $100 million up-front and may make additional payments of up to $130 million for the exercise of the purchase option as well as for SIGMA’s achievement of specified regulatory and commercial milestones.
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

The amount allocated to IPR&D is being accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The other intangible assets primarily relate to developed technology and are being amortized on a straight-line basis over an estimated average useful life of eight years. The fair value of the purchase option was estimated using the Black-Scholes model, and the fair value of the noncontrolling interests was estimated using a discounted cash flow model. The contingent payments of up to $70 million associated with SIGMA’s achievement of specified regulatory and commercial milestones were recorded at their estimated fair value of $62 million. Changes in the estimated fair value of the contingent payments are being recognized immediately in earnings and were not significant since inception. The results of operations and assets and liabilities of SIGMA are included in the Medication Delivery segment, and the goodwill is included in this reporting unit. The goodwill is deductible for tax purposes. The pro forma impact of the arrangement with SIGMA was not significant to the results of operations of the company for the three and nine months ended September 30, 2009 and 2008.
Edwards CRRT
In August 2009, the company acquired certain assets of Edwards Lifesciences Corporation related to their hemofiltration product line, also known as Continuous Renal Replacement Therapy (CRRT). CRRT provides a method of continuous yet adjustable fluid removal that can gradually remove excess fluid and waste products that build up with the acute impairment of kidney function, and is usually administered in an intensive care setting in the hospital. The acquisition expands Baxter’s existing CRRT business into new markets. The purchase price of $56 million was primarily allocated to other intangible assets and goodwill. The identified intangible assets of $28 million consisted of customer relationships and developed technology and will be amortized on a straight-line basis over an estimated average useful life of eight years. The goodwill of $28 million is deductible for tax purposes. Additionally, Baxter will pay Edwards Lifesciences Corporation up to an additional $9 million in purchase price based on revenue objectives which are expected to be achieved over the next two years, and such contingent purchase price was recorded at its estimated fair value on the acquisition date. The results of operations and assets and liabilities of Edwards CRRT are included in the Renal segment, and the goodwill is included in this reporting unit. The pro forma impact of the Edwards CRRT acquisition was not significant to the results of operations of the company for the three and nine months ended September 30, 2009 and 2008.
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

	Employee-	Contractual and
	related	other
(in millions)	costs	costs	Total

Reserves at December 31, 2008	$25	$14	$39
Utilization	(20)	(5)	(25)

Reserves at September 30, 2009	$5	$9	$14

The 2007 and 2004 reserves are expected to be substantially utilized by the end of 2009. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.
Transfusion Therapies
During 2007, the company divested substantially all of the assets and liabilities of its Transfusion Therapies (TT) business. In connection with the TT divestiture, the company recorded a $35 million charge principally associated with severance and other employee-related costs. Reserve utilization through September 30, 2009 was $22 million. The reserve is expected to be substantially utilized by the end of 2009. The company believes that the reserve is adequate; however, adjustments may be recorded in the future as the transition is completed. Refer to Note 3 to the company’s consolidated financial statements in the 2008 Annual Report for further information regarding the TT divestiture.
Other charges
The company remains in active dialogue with the U.S. Food and Drug Administration (FDA) about various matters with respect to the company’s COLLEAGUE infusion pumps, including the company’s remediation plan and reviews of the company’s facilities, processes and quality controls by the company’s outside expert pursuant to the requirements of the company’s Consent Decree. The outcome of these discussions with the FDA is uncertain and may impact the nature and timing of the company’s actions and decisions with respect to the COLLEAGUE pump. The company’s estimates of the costs related to these matters are based on the current remediation plan and information currently available. It is possible that substantial additional charges, including significant asset impairments, related to COLLEAGUE may be required in future periods, based on new information, changes in estimates, and modifications to the current remediation plan.
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
COLLEAGUE and SYNDEO Infusion Pumps
The company began to hold shipments of COLLEAGUE infusion pumps in July 2005 and is not shipping new pumps in the United States. Refer to Note 5 to the company’s consolidated financial statements in the 2008 Annual Report for further information on COLLEAGUE infusion pumps and the SYNDEO PCA Syringe Pump.
In the third quarter of 2009, the company recorded a charge of $27 million related to planned retirement costs associated with SYNDEO and additional costs related to the COLLEAGUE pumps. This charge consisted of $14 million for cash costs and $13 million related to asset impairments. The reserve for cash costs primarily related to customer accommodations and additional warranty costs.
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
The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through September 30, 2009.

(in millions)

Charges in 2005 through 2008	$256
Utilization in 2005 through 2008	(141)

Reserves at December 31, 2008	115
Charge	14
Utilization	(23)

Reserves at September 30, 2009	$106

The remaining infusion pump reserves are expected to be substantially utilized by the end of 2010.
SOLOMIX Drug Delivery System
During the third quarter of 2009, the company recorded a $54 million charge associated with the discontinuation of the company’s SOLOMIX drug delivery system in development based on technical issues which negatively impacted the expected profitability of the product. Substantially all of the charge related to asset impairments, principally to write off equipment intended to be used to manufacture the SOLOMIX drug delivery system.
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
The COLLEAGUE and SYNDEO infusion pump and heparin charges discussed above were classified in cost of sales, and the SOLOMIX and CLEARSHOT charges discussed above were recorded in other expense, net in the company’s consolidated statements of income. All of the charges were included in the Medication Delivery segment’s pre-tax income.

4. DEBT, FINANCIAL INSTRUMENTS AND RELATED FAIR VALUE MEASUREMENTS
Debt
In February 2009, the company issued $350 million of senior unsecured notes, maturing in March 2014 and bearing a 4.0% coupon rate. In August 2009, the company issued $500 million of senior unsecured notes, maturing in August 2019 and bearing a 4.5% coupon rate. The net proceeds from these issuances were used for general corporate purposes, including the repayment of $200 million of outstanding commercial paper. Additionally, the company repaid approximately $160 million of outstanding borrowings related to the company’s Euro-denominated credit facility. There were no borrowings outstanding under the company’s primary revolving or Euro-denominated credit facilities as of September 30, 2009.
Securitization arrangements
The company’s securitization arrangements resulted in net cash outflows of $4 million and $2 million for the three months ended September 30, 2009 and 2008, respectively, and net cash outflows of $23 million and $12 million for the nine months ended September 30, 2009 and 2008, respectively. A summary of the activity is as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008

Sold receivables at beginning of period	$128	$124	$154	$129
Proceeds from sales of receivables	131	112	384	332
Cash collections (remitted to the owners of the receivables)	(135)	(114)	(407)	(344)
Effect of currency exchange rate changes	5	2	(2)	7

Sold receivables at end of period	$129	$124	$129	$124

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

Cash Flow Hedges
The company may use options, including collars and purchased options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The company periodically uses forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with movements in interest rates relating to anticipated issuances of debt. Certain other firm commitments and forecasted transactions are also periodically hedged. Cash flow hedges primarily relate to forecasted intercompany sales denominated in foreign currencies, anticipated issuances of debt and a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary.
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
The notional amounts of foreign exchange contracts, cross-currency swaps (used to hedge U.S. Dollar-denominated debt issued by a foreign subsidiary) and interest rate contracts were $1.6 billion, $500 million and $200 million, respectively, as of September 30, 2009.
As of September 30, 2009, $14 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at September 30, 2009 is 15 months.
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
The total notional amount of interest rate contracts designated as fair value hedges was $1.6 billion as of September 30, 2009.
Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. If the company removes the cash flow hedge designation because the hedged forecasted transactions are no longer probable of occurring, any gains or losses are immediately reclassified from AOCI to earnings. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the income or loss recognition of the underlying hedged items. If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In the second and third quarters of 2009, the company terminated $500 million of its interest rate contracts, resulting in a net gain of $10 million that was deferred in AOCI.
Undesignated Derivative Instruments
The company uses forward contracts to hedge earnings from the effects of foreign exchange relating to certain of the company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges, and the change in fair value of the instruments, which substantially offsets the change in book value of the hedged items, is recorded directly to other expense, net. Generally, the terms of these instruments do not exceed one month.
The total notional amount of undesignated derivative instruments was $423 million as of September 30, 2009.

Gains and Losses on Derivative Instruments
The following tables summarize the locations and gains and losses on the company’s derivative instruments for the three and nine months ended September 30, 2009.

				(Gain) loss reclassified from
	(Gain) loss recognized in OCI			AOCI into income
	Three months ended	Nine months ended		Three months ended	Nine months ended
			Location of (gain) loss
(in millions)	September 30, 2009		in income statement	September 30, 2009

Cash flow hedges
Interest rate contracts	$ 5	$(71)	Net interest expense	$ 1	$ 2
Foreign exchange contracts	2	3	Net sales	(1)	(5)
Foreign exchange contracts	31	49	Cost of sales	(4)	(48)
			Other
Foreign exchange contracts	33	52	expense, net	30	36

Total	$71	$ 33		$26	$(15)

				(Gain) loss recognized in income
				Three months ended	Nine months ended

(in millions)			Location of (gain) loss in income statement	September 30, 2009

Fair value hedges
Interest rate contracts			Net interest expense	$(31)	$52

Undesignated derivative instruments
Foreign exchange contracts			Other expense, net	$ 3	$47

For the company’s fair value hedges, equal and offsetting losses of $31 million and gains of $52 million were recognized in net interest expense for the third quarter and first nine months of 2009, respectively, as adjustments to the underlying hedged item, fixed-rate debt.
Ineffectiveness related to the company’s cash flow and fair value hedges in the nine months ended September 30, 2009 was not material.
Fair Values of Derivative Instruments
The following table summarizes the location and fair value amounts of derivative instruments reported in the consolidated balance sheet as of September 30, 2009.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivative instruments designated as hedges
Interest rate contracts	Prepaid expenses and other	$18
Interest rate contracts	Other long-term assets	87
Foreign exchange contracts	Prepaid expenses and other	26	Accounts payable and accrued liabilities	$9
Foreign exchange contracts	Other long-term assets	5	Other long-term liabilities	118

Total derivative instruments designated as hedges		$136		$127

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$—

Total derivative instruments		$136		$127

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

		Basis of fair value measurement
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	Balance at	identical assets	observable inputs	inputs
(in millions)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign exchange contracts	$31	$—	$31	$—
Interest rate contracts	105	—	105	—
Equity securities	17	17	—	—

Total assets	$153	$17	$136	$—

Liabilities
Foreign exchange contracts	$127	$—	$127	$—

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
On January 1, 2009, the company completed the adoption of the accounting standard for fair value measurements as it relates to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. As discussed further in Note 3, the company recorded asset impairment charges related to SYNDEO and SOLOMIX in the third quarter of 2009. As the assets had no alternative use and no salvage value, the fair value, measured using significant unobservable inputs (Level 3), was assessed to be zero.
Book Values and Fair Values of Financial Instruments
In addition to the financial instruments that the company is required to recognize at fair value on the consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the value recognized on the consolidated balance sheet and the approximate fair value as of September 30, 2009.

		Approximate
(in millions)	Book value	fair value

Assets
Long-term insurance receivables	$68	$65
Cost basis investments	20	20

Liabilities
Short-term debt	$31	$31
Current maturities of long-term debt and lease obligations	2	2
Other long-term debt and lease obligations	4,136	4,371
Long-term litigation liabilities	55	53

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
5. COMMON STOCK
Stock-based compensation plans
Stock compensation expense totaled $32 million and $38 million for the three months ended September 30, 2009 and 2008, respectively, and $106 million and $111 million for the nine months ended September 30, 2009 and 2008, respectively. Approximately three-quarters of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of sales and R&D expenses.
In March 2009, the company awarded its annual stock compensation grants, which consisted of approximately 6.7 million stock options and 580,000 performance share units (PSUs). Stock compensation grants made in the second and third quarter of 2009 were not material.
Stock Options
The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant date fair values, were as follows.

	Nine months ended
	September 30,

	2009	2008

Expected volatility	30%	24%
Expected life (in years)	4.5	4.5
Risk-free interest rate	1.8%	2.5%
Dividend yield	2.0%	1.5%
Fair value per stock option	$12	$12

The total intrinsic value of stock options exercised was $27 million and $174 million during the three months ended September 30, 2009 and 2008, respectively, and $72 million and $306 million during the nine months ended September 30, 2009 and 2008, respectively.
As of September 30, 2009, $98 million of unrecognized compensation cost related to all unvested stock options is expected to be recognized as expense over a weighted-average period of 1.9 years.

Performance Share and Restricted Stock Units
The assumptions used in estimating the fair value of PSUs granted during the period, along with the fair values, were as follows.

	Nine months ended
	September 30,
	2009	2008

Baxter volatility	25%	20%
Peer group volatility	20% - 59%	12% - 37%
Correlation of returns	0.30 - 0.61	0.12 - 0.40
Risk-free interest rate	1.6%	1.9%
Fair value per PSU	$65	$64

As of September 30, 2009, unrecognized compensation cost related to all unvested PSUs of $41 million is expected to be recognized as expense over a weighted-average period of 1.8 years, and unrecognized compensation cost related to all unvested restricted stock units of $10 million is expected to be recognized as expense over a weighted-average period of 1.8 years.
Stock repurchases
As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and current market conditions. During the three- and nine-month periods ended September 30, 2009, the company repurchased 1.8 million shares and 18 million shares for $100 million and $966 million, respectively, under the board of directors’ March 2008 $2.0 billion share repurchase authorization. In July 2009, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock. At September 30, 2009, $2.2 billion remained available under the March 2008 and July 2009 authorizations.
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
In May 2005, Abbott and Central Glass filed suit in the Tokyo District Court on a counterpart Japanese patent and in September 2006, the Tokyo District Court ruled in favor of Abbott and Central Glass on this matter. Baxter appealed this decision, and in April 2009, the appellate court reversed the District Court, lifting the injunction against Baxter’s sales of sevoflurane in Japan.
Related actions remain pending in the U.S. and Colombia. Another patent infringement action against Baxter is pending in the U.S.D.C. for the Northern District of Illinois on a second patent owned by Abbott and Central Glass. In September 2009, the District Court granted summary judgment of non-infringement in favor of Baxter. Abbott has requested reconsideration of this ruling. In 2007, Abbott brought a patent infringement action against Baxter in the Cali Circuit Court of Colombia based on a Colombian counterpart patent, and obtained an injunction preliminarily prohibiting the approval of Baxter’s generic sevoflurane in Colombia during the pendency of the infringement suit. In May 2008, the Court issued a decision maintaining the injunction, but suspending it during an appeal of the Court’s decision, which appeal is pending.
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
Hemodialysis Litigation
Since April 2003, Baxter has been pursuing a patent infringement action against Fresenius Medical Care Holdings, Inc. for infringement of certain Baxter patents. The patents cover Fresenius’ 2008K hemodialysis instrument. In 2007, the court entered judgment in Baxter’s favor holding the patents valid and infringed, and a jury assessed damages at $14 million for past sales only. On April 4, 2008, the U.S.D.C. for the Northern District of California granted Baxter’s motion for permanent injunction, granted Baxter’s request for royalties on Fresenius’ sales of the 2008K hemodialysis machines during a nine-month transition period before the permanent injunction took effect, and granted a royalty on disposables. On September 10, 2009, the appellate court affirmed Fresenius’ liability for infringing valid claims of Baxter’s main patent, invalidated certain claims of other patents, and remanded the case to the district court to finalize the scope of the injunction and the amount of damages owed to Baxter.
Other
In October 2004, a purported class action was filed in the U.S.D.C. for the Northern District of Illinois against Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s 401(k) plans, breached their fiduciary duties to the plan participants by offering Baxter common stock as an investment option in each of the plans during the period of January 2001 to October 2004. In March 2006, the trial court certified a class of plan participants who elected to acquire Baxter common stock through the plans between January 2001 and the present. In April 2008, the Court of Appeals for the

Seventh Circuit denied Baxter’s interlocutory appeal and upheld the trial court’s denial of Baxter’s motion to dismiss. On September 28, 2009, the trial court partially granted Baxter’s motion for judgment on the pleadings dismissing claims related to the 2004 time-frame. Fact discovery has been completed in this matter and expert discovery is proceeding.
On October 12, 2005 the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to effect the seizure of COLLEAGUE and SYNDEO infusion pumps that were on hold in Northern Illinois. Customer-owned pumps were not affected. On June 29, 2006, Baxter Healthcare Corporation, a direct wholly-owned subsidiary of Baxter, entered into a Consent Decree for Condemnation and Permanent Injunction with the United States to resolve this seizure litigation. The Consent Decree also outlines the steps the company must take to resume sales of new pumps in the United States. Additional third-party claims may be filed in connection with the COLLEAGUE matter. In September 2009, the company received a subpoena from the Office of the United States Attorney of the Northern District of Illinois requesting production of documents relating to the COLLEAGUE infusion pump. The company is fully cooperating with the request.
The company is a defendant, along with others, in nine lawsuits brought in various U.S. federal courts alleging that Baxter and certain of its competitors conspired to restrict output and artificially increase the price of plasma-derived therapies since 2004. The complaints attempt to state a claim for class action relief and in some cases demand treble damages. A decision on transfer of many of these cases to a common court is pending before the judicial panel on Multi District Litigation.
In connection with the recall of heparin products in the United States described in Note 3, approximately 280 lawsuits, some of which are purported class actions, have been filed alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. In June 2008, a number of these federal cases were consolidated in the U.S.D.C. for the Northern District of Ohio for pretrial case management under the Multi District Litigation rules. A trial date for the first of these cases is scheduled for October 2010. In September 2008, a number of state court cases were consolidated in Cook County, Illinois for pretrial case management, with a scheduled trial date for the first of these cases in January 2011. Discovery is ongoing with respect to these matters.
The company is a defendant, along with others, in less than a dozen lawsuits which allege that Baxter and other defendants manipulated product reimbursements by, among other things, reporting artificially inflated average wholesale prices for Medicare and Medicaid eligible drugs. The cases have been consolidated for pretrial purposes before the U.S.D.C. for the District of Massachusetts. In April 2008, the court preliminarily approved a class settlement resolving Medicare Part B claims and independent health plan claims against Baxter and others, which had previously been reserved for by the company. Final approval of this settlement is expected in the first quarter of 2010. Baxter has also resolved a number of other cases brought by state attorneys general and other plaintiffs. A small number of lawsuits against Baxter brought by relators, state attorneys general and New York entities remain which seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution. Various state and federal agencies are conducting civil investigations into the marketing and pricing practices of Baxter and others with respect to Medicare and Medicaid reimbursement. These investigations may result in additional cases being filed.
Baxter currently is a defendant in a number of lawsuits and subject to additional claims brought by individuals who have hemophilia and their families, all seeking damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII or IX derived from human blood plasma (factor concentrates) processed by the company and other acquired entities from the late 1970s to the mid-1980s. The typical case or claim alleges that the individual was infected with the HIV or HCV virus by factor concentrates that contained one or both viruses. None of these cases involves factor concentrates currently processed by the company. Baxter and other defendants have announced a settlement offer with respect to these claims. The fully-reserved settlement is contingent on receiving acceptance from a significant percentage of the claimants by early 2010.
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
The company uses more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the company’s consolidated financial statements and, accordingly, are reported on the same basis in this report. The company evaluates the performance of its segments and allocates resources to them primarily based on pre-tax income along with cash flows and overall economic returns. Intersegment sales are generally accounted for at amounts comparable to sales to unaffiliated customers and are eliminated in consolidation.
Certain items are maintained at the corporate level (corporate) and are not allocated to the segments. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, IPR&D charges, deferred income taxes, certain litigation liabilities and related insurance receivables, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal Inc. (Fenwal) in connection with the divestiture of the TT business.
Included in the Medication Delivery segment’s pre-tax income in 2009 were third quarter charges of $54 million associated with the discontinuation of the company’s SOLOMIX drug delivery system in development and $27 million related to planned retirement costs associated with SYNDEO and additional costs related to the COLLEAGUE pumps. Included in the Medication Delivery segment’s pre-tax income in 2008 were charges of $125 million related to issues associated with its COLLEAGUE infusion pumps (with $53 million recorded in the first quarter and $72 million recorded in the third quarter), a third quarter charge of $31 million related to the discontinuation of the CLEARSHOT pre-filled syringe program and $19 million related to the company’s recall of its heparin products. Refer to Note 3 for further information regarding these charges.
Financial information for the company’s segments for the three and nine months ended September 30 is as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008

Net sales
BioScience	$1,385	$1,354	$4,055	$3,949
Medication Delivery	1,168	1,157	3,337	3,386
Renal	576	593	1,641	1,749
Transition services to Fenwal	16	47	59	133

Total	$3,145	$3,151	$9,092	$9,217

Pre-tax income
BioScience	$580	$549	$1,654	$1,614
Medication Delivery	147	98	522	401
Renal	85	87	212	251

Total pre-tax income from segments	$812	$734	$2,388	$2,266

Transition services to Fenwal represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal subsequent to the divestiture of the TT business in 2007. Refer to Note 3 to the company’s consolidated financial statements in the 2008 Annual Report for further information regarding the TT divestiture.
The following is a reconciliation of segment pre-tax income to income before income taxes per the consolidated income statements.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008

Total pre-tax income from segments	$812	$734	$2,388	$2,266
Unallocated amounts
Net interest expense	(23)	(20)	(73)	(62)
Certain foreign currency fluctuations and hedging activities	19	20	95	30
IPR&D charge	—	(12)	—	(12)
Stock compensation	(32)	(38)	(106)	(111)
Other corporate items	(118)	(122)	(285)	(336)

Income before income taxes	$658	$562	$2,019	$1,775

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the company’s 2008 Annual Report to Shareholders (2008 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company for the year ended December 31, 2008. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and nine months ended September 30, 2009.
RESULTS OF OPERATIONS
NET SALES

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2009	2008	change		2009	2008	change

BioScience	$1,385	$1,354	2%		$4,055	$3,949	3%
Medication Delivery	1,168	1,157	1%		3,337	3,386	(1%	)
Renal	576	593	(3%	)	1,641	1,749	(6%	)
Transition services to Fenwal Inc.	16	47	(66%	)	59	133	(56%	)

Total net sales	$3,145	$3,151	0%		$9,092	$9,217	(1%	)

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2009	2008	change		2009	2008	change

International	$1,813	$1,879	(4%	)	$5,194	$5,525	(6%	)
United States	1,332	1,272	5%		3,898	3,692	6%

Total net sales	$3,145	$3,151	0%		$9,092	$9,217	(1%	)

Foreign currency unfavorably impacted net sales by 6 and 8 percentage points in the three- and nine-month periods ended September 30, 2009, respectively, due to the strengthening of the U.S. Dollar relative to other currencies, including the Euro and the British Pound in both periods.

BioScience
The following is a summary of sales by product category in the BioScience segment.

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2009	2008	change		2009	2008	change

Recombinants	$528	$516	2%		$1,494	$1,460	2%
Plasma Proteins	331	338	(2%	)	958	889	8%
Antibody Therapy	336	307	9%		1,017	908	12%
Regenerative Medicine	109	104	5%		317	307	3%
Other	81	89	(9%	)	269	385	(30%	)

Total net sales	$1,385	$1,354	2%		$4,055	$3,949	3%

Net sales in the BioScience segment increased 2% and 3% during the three- and nine-month periods ended September 30, 2009, respectively (including a 6 and 8 percentage point unfavorable foreign currency impact in the three- and nine-month periods ended September 30, 2009, respectively). Excluding the impact of foreign currency, net sales increased in both the third quarter and first nine months of 2009 due to increased demand across a majority of the product categories and improved pricing for select products. Sales growth in the Recombinants product category in both the quarter and year-to-

date period was the result of increased demand for ADVATE [Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method]. Improved pricing and increased demand for various plasma-derived products, including albumin and ARALAST [alpha 1-proteinase inhibitor (human)], drove sales growth in both periods in the Plasma Proteins product category. Also contributing to sales growth in the quarter and year-to-date period were improved pricing and increased demand for GAMMAGARD LIQUID, the liquid formulation of the antibody-replacement therapy IGIV (immune globulin intravenous), in the Antibody Therapy product category; increased demand for FLOSEAL, a fibrin sealant product in the Regenerative Medicine product category; and, in the Other product category, increased sales of NEISVAC-C (for the prevention of meningitis C). Partially offsetting this sales growth were lower sales of FSME-IMMUN (a tick-borne encephalitis vaccine), as a result of seasonal factors, lower market demand and increased competition, particularly in the year-to-date period. Sales growth for the nine-months ended September 30, 2009 also benefited from improved pricing for FEIBA (an anti-inhibitor coagulant complex) and increased demand for plasma-derived factor VIII in the Plasma Proteins product category, and increased revenue related to advanced purchase agreements for pandemic influenza vaccines in the Other product category. Sales of FEIBA and plasma-derived factor VIII declined in the third quarter of 2009 as a result of the timing of international tenders.
Medication Delivery
The following is a summary of sales by product category in the Medication Delivery segment.

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2009	2008	change		2009	2008	change

IV Therapies	$ 396	$ 403	(2%	)	$1,124	$1,182	(5%	)
Global Injectables	433	403	7%		1,222	1,164	5%
Infusion Systems	208	235	(11%	)	612	684	(11%	)
Anesthesia	123	112	10%		352	333	6%
Other	8	4	100%		27	23	17%

Total net sales	$1,168	$1,157	1%		$3,337	$3,386	(1%	)

Net sales in the Medication Delivery segment increased 1% and decreased 1% during the three- and nine-month periods ended September 30, 2009, respectively (including a 6 and 8 percentage point unfavorable foreign currency impact in the three- and nine-month periods ended September 30, 2009, respectively). Excluding the impact of foreign currency, net sales increased in both periods as a result of increased demand and improved pricing for intravenous (IV) solutions and nutritional products in the IV Therapies product category; strong sales of select multi-source generics and growth in the company’s international pharmacy compounding and U.S. pharmaceutical partnering businesses in the Global Injectables product category; and growth in anesthesia products driven by increased sales of sevoflurane and SUPRANE (desflurane). Partially offsetting this sales growth in both periods was a decline in Infusion Systems sales due to lower revenues from access sets and COLLEAGUE infusion pumps which remain in use as the remediation plan is executed.

Renal
The following is a summary of sales by product category in the Renal segment.

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2009	2008	change		2009	2008	change

PD Therapy	$473	$480	(1%	)	$1,347	$1,404	(4%	)
HD Therapy	103	113	(9%	)	294	345	(15%	)

Total net sales	$576	$593	(3%	)	$1,641	$1,749	(6%	)

Net sales in the Renal segment decreased 3% and 6% during the three- and nine-month periods ended September 30, 2009, respectively (including a 7 and 9 percentage point unfavorable foreign currency impact in the three- and nine-month periods ended September 30, 2009, respectively). Excluding the impact of foreign currency, net sales in both periods grew due to gains in the number of peritoneal dialysis (PD) patients, particularly in Latin America and Eastern Europe and double-digit growth across Asia. Penetration of PD Therapy products continues to be strong in emerging markets where many people with end-stage renal disease are currently under-treated. Partially offsetting the growth in PD Therapy product line sales was a decline in Hemodialysis (HD) Therapy sales.
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
GROSS MARGIN AND EXPENSE RATIOS

	Three months ended				Nine months ended
	September 30,				September 30,
(as a percentage of net sales)	2009	2008	Change		2009	2008	Change

Gross margin	51.9%	48.3%	3.6 pts		52.3%	49.1%	3.2 pts
Marketing and administrative expenses	21.4%	21.6%	(0.2 pts	)	21.4%	22.0%	(0.6 pts	)

Gross Margin
The improvement in the gross margin in the third quarter and first nine months of 2009 was principally driven by an improvement in sales mix and pricing, as well as manufacturing cost improvements. Partially offsetting the gross margin improvements, particularly in the year-to-date period, was the unfavorable impact of lower FSME-IMMUN vaccine revenues.

Included in the company’s gross margin in the third quarter of 2009 was a $27 million charge related to planned retirement costs associated with the SYNDEO PCA Syringe Pump and additional costs related to the COLLEAGUE pumps. This charge decreased the gross margin by 0.9 percentage points in the third quarter of 2009 and 0.3 percentage points in the year-to-date period. Included in the company’s gross margin in 2008 were charges of $125 million related to issues associated with its COLLEAGUE infusion pumps (with $53 million recorded in the first quarter and $72 million recorded in the third quarter) and a $19 million charge in the first quarter related to the company’s recall of its heparin sodium injection products in the United States. These charges decreased the gross margin by 2.3 percentage points in the third quarter of 2008 and 1.6 percentage points in the year-to-date period. Refer to Note 3 for further information on the SYNDEO, COLLEAGUE and heparin charges.

Marketing and Administrative Expenses
The marketing and administrative expense ratio for the third quarter and first nine months of 2009 decreased compared to 2008 as the company benefited from stronger cost controls, partially offset by the impact of foreign currency.

RESEARCH AND DEVELOPMENT

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2009	2008	change		2009	2008	change

Research and development expenses	$228	$230	(1%)		$671	$642	5%
As a percentage of net sales	7.2%	7.3%			7.4%	7.0%

Research and development (R&D) expenses decreased 1% during the third quarter of 2009 and increased 5% during the first nine months of 2009. Excluding the favorable impact of foreign currency, R&D expense increased in both periods as the company continues to focus on innovation and investments across its business portfolio to advance and expand its product pipeline. The company’s investment in R&D in the first nine months of 2009 principally related to the development of home HD therapy; increased spending on clinical trials for the evaluation of GAMMAGARD LIQUID for additional indications; and investments in recombinant proteins, vaccines, formulation and delivery technologies, and new therapies to broaden the company’s regenerative medicine portfolio. Refer to the 2008 Annual Report for a discussion of the company’s R&D pipeline.
NET INTEREST EXPENSE
Net interest expense was $23 million and $20 million in the third quarters of 2009 and 2008, respectively, and $73 million and $62 million for the nine months ended September 30, 2009 and 2008, respectively. The increases in the third quarter and first nine months of 2009 were driven by lower interest rates which resulted in both a reduction in interest income and lower interest expense.
OTHER EXPENSE, NET
Other expense, net was $51 million and $28 million in the third quarters of 2009 and 2008, respectively, and $52 million and $25 million in the first nine months of 2009 and 2008, respectively. Included in both periods were amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in foreign currencies. Included in other expense, net in the third quarter of 2009 was a charge of $54 million associated with the discontinuation of the company’s SOLOMIX drug delivery system in development. Included in other expense, net in 2008 was a third quarter charge of $31 million associated with the discontinuation of the company’s CLEARSHOT pre-filled syringe program and first quarter income of $16 million related to the finalization of the net assets transferred in the divestiture of the TT business. Refer to Note 3 for further information regarding the SOLOMIX and CLEARSHOT charges and Note 3 to the company’s consolidated financial statements in the 2008 Annual Report for further information regarding the TT divestiture.
PRE-TAX INCOME
Refer to Note 7 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.
BioScience
Pre-tax income increased 6% and 2% for the three- and nine-month periods ended September 30, 2009, respectively. Continued gross margin expansion was driven by strong sales of higher-margin products, principally fueled by the continued customer adoption of ADVATE and GAMMAGARD LIQUID and increased demand and improved pricing of certain other plasma protein products, as well as continued manufacturing cost improvements. Offsetting this growth was the unfavorable impact of foreign currency and increased R&D spending for the three and nine-month periods ended September 30, 2009. Also offsetting the growth, particularly in the nine-month period, was the unfavorable impact of lower FSME-IMMUN vaccine sales.
Medication Delivery
Pre-tax income increased 50% and 30% for the three- and nine-month periods ended September 30, 2009, respectively. Gross margin improvements resulting from favorable product mix and manufacturing cost improvements were partially offset by the unfavorable impact of foreign currency for the three- and nine-month periods ended September 30, 2009. Included in pre-tax income in the third quarter of 2009 were charges of $54 million associated with the discontinuation of the company’s SOLOMIX drug delivery system in development and $27 million related to planned retirement costs associated with SYNDEO and additional costs related to the COLLEAGUE pumps. Pre-tax income in 2008 included $125 million of charges related to issues associated with its COLLEAGUE infusion pumps (with $53 million recorded in the first quarter and $72 million recorded in the third quarter), a third quarter charge of $31 million related to the discontinuation of the CLEARSHOT pre-filled syringe program and a first quarter charge of $19 million related to the company’s recall of its heparin products. See Note 3 for further information about the SOLOMIX, SYNDEO, COLLEAGUE, CLEARSHOT and heparin charges.

Renal
Pre-tax income decreased 2% and 16% for the three- and nine-month periods ended September 30, 2009, respectively. The gross margin impact from continued gains in PD Therapy patients was more than offset by the impact of lower HD Therapy sales, increased R&D costs primarily related to the development of home HD therapy, and an unfavorable impact from foreign currency for the three- and nine-month periods ended September 30, 2009.
Other
Certain items are maintained at the company’s corporate level and are not allocated to the segments. These items primarily include net interest expense, certain foreign currency fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, income and expense related to certain non-strategic investments, certain employee benefit plan costs, certain nonrecurring gains and losses, in-process R&D (IPR&D) charges and revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal. Refer to Note 7 for a reconciliation of segment pre-tax income to income before income taxes per the consolidated statements of income. Refer to the discussion above regarding net interest expense and Note 5 regarding stock compensation expense.
INCOME TAXES
The company’s effective income tax rate was 19.1% and 15.3% in the third quarters of 2009 and 2008, respectively, and 18.8% and 18.0% in the nine-month periods ended September 30, 2009 and 2008, respectively. The effective tax rates in the third quarter and first nine months of 2009 were impacted by third quarter 2009 charges in foreign jurisdictions with effective tax rates lower than the U.S. rate. The effective tax rates in the third quarter and first nine months of 2008 were impacted by reductions of $29 million of valuation allowances on net operating loss carryforwards in foreign jurisdictions due to profitability improvements, partially offset by $14 million of additional U.S. income tax expense related to foreign earnings which are no longer considered indefinitely reinvested outside the United States because management planned to remit these earnings to the United States in the foreseeable future. Refer to Note 3 for further information regarding the third quarter 2009 charges.
The company anticipates that the effective tax rate, calculated in accordance with generally accepted accounting principles (GAAP), will be approximately 18.5% to 19.0% for the full-year 2009, excluding any impact from additional audit developments and other special items.
Baxter expects to reduce the gross amount of its liability for uncertain tax positions within the next 12 months by approximately $330 million due to the expiration of a loss carryforward, the expiration of certain statutes of limitations related to tax benefits recorded in respect of losses from restructuring certain international operations, and the settlements of certain multi-jurisdictional transfer pricing issues. While there continues to be a reasonable possibility that the resolution of these items will be at amounts other than the amounts of the liabilities, the company believes the reserves are adequate.
INCOME AND EARNINGS PER DILUTED SHARE
Net income attributable to Baxter was $530 million and $472 million for the three months ended September 30, 2009 and 2008, respectively, and $1.6 billion and $1.4 billion for the nine months ended September 30, 2009 and 2008, respectively. Net income attributable to Baxter per diluted common share was $0.87 and $0.74 for the three months ended September 30, 2009 and 2008, respectively, and $2.66 and $2.26 for the nine months ended September 30, 2009 and 2008, respectively. The significant factors and events contributing to the changes are discussed above.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operations
Cash flows from operations totaled $1.9 billion for both the first nine months of 2009 and 2008. Included in cash flows from operations in the first nine months of 2009 were outflows of $88 million related to realized excess tax benefits from stock issued under employee benefit plans compared to $28 million in the first nine months of 2008. Realized excess tax benefits are required to be presented in the statement of cash flows as an outflow within the operating section and an inflow within the financing section. The other factors impacting cash flows from operations are discussed below.
Accounts Receivable
Cash outflows relating to accounts receivable increased during the first nine months of 2009 as compared to the prior year. Days sales outstanding increased from 55.6 days at September 30, 2008 to 58.4 days at September 30, 2009, primarily due to increased collection periods in certain international locations and a decrease in cash proceeds from the factoring of receivables, partially offset by improved collection periods in the United States.
Inventories
Cash outflows relating to inventories decreased in 2009. The following is a summary of inventories at September 30, 2009 and December 31, 2008, as well as annualized inventory turns for the three months ended September 30, 2009 and 2008, by segment.

			Annualized inventory
	Inventories		turns for the three
	September 30,	December 31,	months ended September 30,
(in millions, except inventory turn data)	2009	2008	2009	2008

BioScience	$1,575	$1,346	1.30	1.61
Medication Delivery	781	771	3.33	3.08
Renal	266	227	4.09	4.28
Other	6	17	—	—

Total company	$2,628	$2,361	2.19	2.40

Inventories increased $267 million in the first nine months of 2009, with more than half of the increase related to the impact of foreign currency. The lower inventory turns for the total company were principally due to an increase in plasma-related inventories in the BioScience segment.
Other
Cash outflows related to liabilities, restructuring payments and other items increased in the first nine months of 2009 as compared to the prior year period, principally driven by a first quarter 2009 planned discretionary cash contribution of $100 million to the company’s pension plan in the United States, partially offset by the timing of payments.
Cash flows from investing activities
Capital Expenditures
Capital expenditures increased $19 million for the nine months ended September 30, 2009, from $615 million in 2008 to $634 million in 2009. The company makes investments in capital expenditures at a level sufficient to support the strategic and operating needs of the businesses and continues to improve capital allocation discipline in making investments to enhance long-term growth.
Acquisitions of and Investments in Businesses and Technologies
Cash outflows relating to acquisitions of and investments in businesses and technologies of $156 million in the first nine months of 2009 principally related to an April 2009 payment to SIGMA International General Medical Apparatus, LLC (SIGMA) for $100 million for the exclusive distribution of SIGMA’s infusion pumps in the United States and international markets, a 40 percent equity stake in SIGMA, and an option to purchase the remaining portion of SIGMA. Additionally, in August 2009 the company acquired certain assets of Edwards Lifesciences Corporation related to their hemofiltration product line, also known as Continuous Renal Replacement Therapy (Edwards CRRT), for $56 million. Cash outflows relating to acquisitions of and investments in businesses and technologies of $73 million in the first nine months of 2008 principally related to an IV solutions business in China in the first quarter of 2008, the company’s third quarter 2008 in-licensing agreement with Innocoll Pharmaceuticals Ltd. (Innocoll), payments related to the company’s fourth quarter 2007 agreements with Nycomed Pharma AS (Nycomed) and Nektar Therapeutics (Nektar), and certain smaller acquisitions and investments. Refer to Note 2 for further information regarding SIGMA and Edwards CRRT and Note 4 to the company’s consolidated financial statements in the 2008 Annual Report for further information about the arrangements with Innocoll, Nycomed and Nektar.
Other
Cash flows relating to other investing activities in the first nine months of 2009 decreased as a result of a reduction in the amount of cash collected from customers relating to previously securitized receivables. In 2007, the company repurchased the third-party interest in receivables previously sold under the European securitization arrangement, and the European facility was not renewed.
Cash flows from financing activities
Debt Issuances, Net of Payments of Obligations
Net cash inflows related to debt and other financing obligations in the first nine months of 2009 totaled $469 million. The company issued $350 million of senior unsecured notes, which mature in March 2014 and bear a 4.0% coupon rate in February 2009, and $500 million of senior unsecured notes, which mature in August 2019 and bear a 4.5% coupon rate in August 2009. The net proceeds from these issuances were used for general corporate purposes, including the repayment of $200 million of outstanding commercial paper. Additionally, the company repaid approximately $160 million of outstanding borrowings related to the company’s Euro-denominated credit facility (further discussed below). Net cash outflows related to debt and other financing obligations in the first nine months of 2008 totaled $232 million. Included in the cash outflows was the repayment of the company’s 5.196% notes, which approximated $250 million, upon their maturity in February 2008. Debt issuances in the first nine months of 2008 principally related to the May 2008 issuance of $500 million of senior unsecured notes, maturing in June 2018 and bearing a 5.375% coupon rate. The net proceeds were used for general corporate purposes, including the settlement of $540 million of cross-currency swaps. There were no settlements of net investment cross-currency swaps in 2009, as all of the company’s net investment hedges were settled by the end of 2008. In addition, the company had net issuances of commercial paper of $192 million during the first nine months of 2008. Financing cash outflows in the first nine months of 2008 included other payments of obligations totaling $152 million. Refer to Note 7 to the company’s consolidated financial statements in the 2008 Annual Report for further information regarding the cross-currency swaps.
Other Financing Activities
Cash dividend payments totaled $475 million in the first nine months of 2009 and $411 million in the first nine months of 2008. The increase in cash dividend payments was primarily the result of a 20% increase in the quarterly dividend rate compared to the prior year. In July 2009, the board of directors declared a quarterly dividend of $0.26 per share, paid on October 1, 2009 to shareholders of record on September 10, 2009.
Proceeds and realized excess tax benefits from stock issued under employee benefit plans decreased by $258 million, from $547 million in the first nine months of 2008 to $289 million in the first nine months of 2009, due to a decrease in stock option exercises, partially offset by a $60 million increase in realized excess tax benefits (as further discussed above).
Stock repurchases totaled $966 million in the first nine months of 2009 as compared to $1.5 billion in the prior year period. As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and current market conditions. In March 2008, the board of directors authorized the repurchase of up to $2.0 billion of the company’s common stock. In July 2009, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock. At September 30, 2009, $2.2 billion remained available under the March 2008 and July 2009 authorizations.
CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS
Credit facilities
The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in December 2011. The company also maintains a credit facility denominated in Euros with a maximum capacity of approximately $445 million at September 30, 2009, which matures in January 2013. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At September 30, 2009, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of the two outstanding facilities at September 30, 2009. The non-performance of any financial institution supporting the credit facility would reduce the maximum capacity of these facilities by each institution’s respective commitment. Refer to Note 6 to the company’s consolidated financial statements in the 2008 Annual Report for further discussion of the company’s credit facilities.
Access to capital
The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt or common stock. The company had $2.6 billion of cash and equivalents at September 30, 2009. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.
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
Credit ratings
There were no changes in the company’s credit ratings in the first nine months of 2009. Refer to the 2008 Annual Report for further discussion of the company’s credit ratings.
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
CERTAIN REGULATORY MATTERS
The company began to hold shipments of COLLEAGUE infusion pumps in July 2005, and is not shipping new pumps in the United States. Following a number of Class I recalls (recalls at the highest priority level for the U.S. Food and Drug Administration (FDA)) relating to the performance of the pumps, as well as the seizure litigation described in Note 6, the company entered into a Consent Decree in June 2006 outlining the steps the company must take to resume sales of new pumps in the United States. Additional Class I recalls related to remediation and repair and maintenance activities were addressed by the company in 2007 and 2009. The Consent Decree provides for reviews of the company’s facilities, processes and controls by the company’s outside expert, followed by the FDA. In December 2007, following the outside expert’s review, the FDA inspected and remains in a dialogue with the company. As discussed in Note 6, the company received a subpoena from the Office of the United States Attorney of the Northern District of Illinois relating to the COLLEAGUE infusion pump in September 2009. As discussed in Note 3, the company has recorded a number of charges in connection with its COLLEAGUE infusion pumps. It is possible that substantial additional charges, including significant asset impairments, related to COLLEAGUE may be required in future periods, based on new information, changes in estimates, and modifications to the current remediation plan.
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
In September 2009, the company received a Warning Letter from the FDA regarding observations made by the agency following inspections of company facilities conducted as a result of issues identified by the company and reported to the FDA concerning the company’s ISOLEX 300i Magnetic Cell Selection System. The company is working with the FDA to address these issues.
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
NEW ACCOUNTING STANDARDS
Refer to Note 4 for disclosures provided in connection with new accounting standards related derivatives and hedging activities and the fair value of financial instruments. Refer to Note 2 for disclosures provided in connection with new accounting standards related to collaborative arrangements and variable interest entities (VIEs).
On January 1, 2009, the company adopted a new accounting standard which changes the accounting for business combinations in a number of significant respects. The key changes include the expansion of transactions that will qualify as business combinations, the capitalization of IPR&D as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition costs, the expensing of costs associated with restructuring the acquired company, the recognition of contingent consideration at fair value on the acquisition date, and the recognition of post-acquisition date changes in deferred tax asset valuation allowances and acquired income tax uncertainties as income tax expense or benefit. This standard was applicable for acquisitions made by the company on or after January 1, 2009, including the April 2009 consolidation of SIGMA and the August 2009 asset acquisition of Edwards CRRT. Refer to Note 2 for further information regarding SIGMA and Edwards CRRT.
On January 1, 2009, the company adopted a new accounting standard which changes the accounting and reporting of noncontrolling interests (historically referred to as minority interests). The standard requires that noncontrolling interests be presented in the consolidated balance sheets within equity, but separate from Baxter shareholders’ equity, and that the amount of consolidated net income attributable to Baxter and to the noncontrolling interests be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Upon a loss of control the interest sold, as well as any interest retained, is measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, 100% of the assets and liabilities, including goodwill, are recognized at fair value as if the entire target company had been acquired. The new standard has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for prior periods presented. Prior to the adoption of the new standard, the noncontrolling interests’ share of net income was included in other expense, net in the consolidated statement of income and the noncontrolling interests’ equity was included in other long-term liabilities in the consolidated balance sheet.
In December 2008, the Financial Accounting Standards Board (FASB) issued a new accounting standard that expands the disclosure requirements relating to pension and other postretirement benefits. The standard requires enhanced disclosures about how investment allocation decisions are made and the investment policies and strategies that support those decisions, major categories of plan assets, the input and valuation techniques used in measuring plan assets at fair value, and significant concentrations of credit risk within plan assets. The company will include the disclosures required by this standard beginning with its 2009 year-end consolidated financial statements.
In June 2009, the FASB issued a new accounting standard relating to the accounting for transfers of financial assets. The new standard eliminates the concept of a qualifying special-purpose entity and clarifies existing GAAP as it relates to determining whether a transferor has surrendered control over transferred financial assets. The standard limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements presented and/or when the transferor has continuing involvement with the transferred financial asset. The standard also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. It is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, with early adoption prohibited. The new standard will be applied prospectively, except for the disclosure requirements, which will be applied retrospectively for all periods presented. The new standard, which is effective for the company on January 1, 2010, is not expected to have a material impact on the company’s consolidated financial statements.
In June 2009, the FASB issued a new standard that changes the consolidation model for VIEs. The new standard requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The standard expands the disclosure requirements for enterprises with a variable interest in a VIE. It is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, with early adoption prohibited. The company is in the process of analyzing the impact of this standard, which will be adopted by the company at the beginning of 2010.
In October 2009, the FASB issued two updates to the Accounting Standards Codification relating to revenue recognition. The first update eliminates the requirement that all undelivered elements in an arrangement with multiple deliverables have objective and reliable evidence of fair value before revenue can be recognized for items that have been delivered. The update also no longer allows use of the residual method when allocating consideration to deliverables. Instead, arrangement consideration is to be allocated to deliverables using the relative selling price method, applying a selling price hierarchy. Vendor specific objective evidence (VSOE) of selling price should be used if it exists. Otherwise, third party evidence (TPE) of selling price should be used. If neither VSOE nor TPE is available, the company’s best estimate of selling price should be used. The second update eliminates tangible products from the scope of software revenue recognition guidance when the tangible products contain software components and non-software components that function together to deliver the tangible products’ essential functionality. Both updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010, with prospective application for new or materially modified arrangements or retrospective application permitted. Early adoption is permitted. The same transition method and period of adoption must be used for both updates. The company is in the process of analyzing the impact of these updates.

FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, future litigation outcomes, the company’s efforts to remediate its infusion pumps and other regulatory matters, expectations with respect to restructuring programs, strategic plans, product mix, promotional efforts, geographic expansion, sales and pricing forecasts, expectations with respect to business development activities, potential developments with respect to credit and credit ratings, estimates of liabilities, ongoing tax audits and related tax provisions, deferred tax assets, future pension plan expense, the company’s hedging policy and expectations with respect to the company’s exposure to foreign currency and interest rate risk, the company’s internal R&D pipeline, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility and the adequacy of credit facilities and reserves, the effective tax rate in 2009, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:
•	demand for and market acceptance risks for new and existing products, such as ADVATE and IGIV, and other therapies;

•	the company’s ability to identify business development and growth opportunities for existing products;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	future actions of the FDA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO infusion pumps;

•	foreign currency fluctuations, particularly due to reduced benefits from the company’s natural hedges and limitations on the ability to cost-effectively hedge resulting from the recent financial market and currency volatility;

•	fluctuations in supply and demand for plasma protein products;

•	reimbursement or rebate policies of government agencies and private payers;

•	changes in healthcare legislation and regulation, including through healthcare reform in the United States or globally, which may affect pricing, reimbursement or other elements of the company’s business;

•	production yields, regulatory clearances and customers’ final purchase commitments with respect to the company’s pandemic vaccine;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of restructuring initiatives;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, including the SIGMA transaction;

•	changes in credit agency ratings;

•	any impact of the commercial and credit environment on the company and its customers and suppliers; and

•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described under the caption “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2008, all of which are available on the company’s website.
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
The company uses options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at September 30, 2009 is 15 months. The company also enters into undesignated derivative instruments to hedge certain intercompany and third-party receivables and payables in foreign currencies. The recent financial market and currency volatility may reduce the benefits of the company’s natural hedges and limit the company’s ability to cost-effectively hedge these exposures.
As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange option, forward and cross-currency swap contracts outstanding at September 30, 2009, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $73 million, which principally relates to a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary, would increase by $76 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange option, forward and cross-currency swap contracts outstanding at September 30, 2009 by replacing the actual exchange rates at September 30, 2009 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars at the official exchange rate established by the government. Inflation in Venezuela has continued to increase over the past few years while there has been no change to the official exchange rate established by the government. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the official exchange rate, the financial results of the company could be negatively impacted. As of September 30, 2009, the company’s subsidiary in Venezuela had cash of $45 million and accounts receivable of $19 million denominated in the Venezuelan Bolivar. For the nine months ended September 30, 2009, net sales in Venezuela represented less than 1% of Baxter’s total net sales.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2008 Annual Report. There were no significant changes during the quarter ended September 30, 2009.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.
Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting
There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009 and 2008 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2009, and the related condensed consolidated statements of income for each of the three- and nine-month periods ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the company’s management.
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
October 29, 2009

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the three-month period ended September 30, 2009.
Issuer Purchases of Equity Securities

				Approximate dollar value of
	Total number		Total number of shares	shares that may yet be
	of shares	Average price	purchased as part of publicly	purchased under the
Period	purchased (1)	paid per share	announced program (1)	programs (1) (2)

July 1, 2009 through July 31, 2009	938,921	$53.25	938,921
August 1, 2009 through August 31, 2009	245,000	$56.92	245,000
September 1, 2009 through September 30, 2009	638,950	$56.42	638,950

Total	1,822,871	$54.86	1,822,871	$2,199,979,863

(1)	In March 2008, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market. During the third quarter of 2009, the company repurchased 1.8 million shares for $100 million under this program, and the remaining authorization totaled $200 million at September 30, 2009. This program does not have an expiration date.

(2)	In July 2009, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market. No repurchases have been made under this authorization. This program does not have an expiration date.

Item 6. Exhibits
Exhibit Index:

Exhibit
Number	Description

10.1	Baxter International Inc. Non-Employee Director Compensation Plan, as amended by Amendment No. 1, effective July 27, 2009

15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.

(Registrant)

Date: October 29, 2009	By:	/s/ Robert M. Davis

Robert M. Davis Corporate Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)