Form 10-K
period 2009-12-31
BAXTER INTERNATIONAL INC
filed 2010-02-23
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $52.96 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $32 billion. There is no non-voting common equity held by non-affiliates of the registrant.

The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2010 was 602,667,572.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive 2010 proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 4, 2010 are incorporated by reference into Part III of this report.

PART I

Item 1.	Business.

Company Overview

Baxter International Inc., through its subsidiaries, develops, manufactures and markets products that save and sustain the lives of people with hemophilia, immune disorders, infectious diseases, kidney disease, trauma, and other chronic and acute medical conditions. As a global, diversified healthcare company, Baxter applies a unique combination of expertise in medical devices, pharmaceuticals and biotechnology to create products that advance patient care worldwide. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices, clinical and medical research laboratories, and by patients at home under physician supervision. Baxter manufactures products in 27 countries and sells them in more than 100 countries.

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

Business Segments

The BioScience, Medication Delivery and Renal segments comprise Baxter’s continuing operations.

BioScience.  The BioScience business processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha 1-antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; products for regenerative medicine, such as biosurgery products; and vaccines.

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

For financial information about Baxter’s segments and principal product categories, see “Note 12 Segment Information” in Item 8 of this Annual Report on Form 10-K.

Sales and Distribution

The company has its own direct sales force and also makes sales to and through independent distributors, drug wholesalers acting as sales agents and specialty pharmacy or homecare companies. In the United States, Cardinal Health, Inc. warehouses and ships a significant portion of the company’s products through its distribution centers. These centers are generally stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct-mail campaigns, trade publication presence and advertising.

International sales are made and products are distributed on a direct basis or through independent local distributors or sales agents in more than 100 countries.

International Markets

Baxter generates approximately 60% of its revenues outside the United States. While healthcare cost containment continues to be a focus around the world, demand for healthcare products and services continues to be strong worldwide. The company’s strategies emphasize global expansion and technological innovation to advance medical care worldwide. Baxter’s operations are subject to certain additional risks inherent in conducting business outside the United States, such as fluctuations in currency exchange rates, changes in exchange controls, loss of business in government tenders, nationalization, increasingly complex labor environments, availability of raw materials, expropriation and other governmental actions, changes in taxation, importation limitations, export control restrictions, changes in or violations of U.S. or local laws, dependence on a few government entities as customers, pricing restrictions, economic and political destabilization or instability, disputes between countries, diminished or insufficient protection of intellectual property, disruption or destruction of operations in a significant geographic region — due to the location of manufacturing facilities, distribution facilities or customers.

For financial information about foreign and domestic operations and geographic information see “Note 12 Segment Information” in Item 8 of this Annual Report on Form 10-K.

Contractual Arrangements

Substantial portions of the company’s products are sold through contracts with customers, both within and outside the United States. Some of these contracts have terms of more than one year and place limits on our ability to increase prices. In the case of hospitals, governments and other facilities, these contracts may specify minimum quantities of a particular product or categories of products to be purchased by the customer.

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

Competition

Baxter’s BioScience, Medication Delivery and Renal businesses enjoy leading positions based on a number of competitive advantages. The BioScience business benefits from continued innovation in its products and therapies, consistency of its supply of products, and strong customer relationships. The Medication Delivery business benefits from the breadth and depth of its product offering, as well as strong relationships with customers, including hospitals, customer purchasing groups and pharmaceutical and biotechnology companies. The Renal business benefits from its position as one of the world’s leading manufacturers of PD products, as well as its strong relationships with customers and patients, including the many patients who self-administer the home-based therapy supplied by Baxter. Baxter as a whole benefits from efficiencies and cost advantages resulting from shared manufacturing facilities and the technological advantages of its products.

Although no single company competes with Baxter in all of its businesses, Baxter faces competition in each of its segments from international and domestic healthcare and pharmaceutical companies of all sizes. BioScience continues to face competitors from pharmaceutical, biotechnology and other companies. Medication Delivery faces competition from medical device manufacturers and pharmaceutical companies particularly in the multi-source generics and anesthetics markets. In Renal, global and regional competitors continue to expand their manufacturing capacity for PD products and their PD sales and marketing channels. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation. There has been increasing consolidation in the company’s customer base and by its competitors, which continues to result in pricing and market share pressures.

Global efforts toward healthcare cost containment continue to exert pressure on product pricing. Governments around the world use various mechanisms to control healthcare expenditures, such as price controls, product formularies (lists of recommended or approved products), and competitive tenders which require the submission of a bid to sell products. Sales of Baxter’s products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payers. In the United States, the federal and many state governments have adopted or proposed initiatives relating to Medicaid and other health programs that may limit reimbursement or increase rebates that Baxter and other providers are required to pay to the state. In addition to government regulation, managed care organizations in the United States, which include medical insurance companies, medical plan administrators, health-maintenance organizations, hospital and physician alliances and pharmacy benefit managers, continue to put pressure on the price and usage of healthcare products. Managed care organizations seek to contain healthcare expenditures, and their purchasing strength has been increasing due to their consolidation into fewer, larger organizations and a growing number of enrolled patients. Baxter faces similar issues outside of the United States. In Europe and Latin America, for example, the government provides healthcare at low cost to patients, and controls its expenditures by purchasing products through public tenders, regulating prices, setting reference prices in public tenders or limiting reimbursement or patient access to certain products.

Intellectual Property

Patents and other proprietary rights are essential to Baxter’s business. Baxter relies on patents, trademarks, copyrights, trade secrets, know-how and confidentiality agreements to develop, maintain and strengthen its competitive position. Baxter owns a number of patents and trademarks throughout the world and has entered into license arrangements relating to various third-party patents and technologies. Products manufactured by Baxter are sold primarily under its own trademarks and trade names. Some products distributed by the company are sold under the company’s trade names while others are sold under trade names owned by its suppliers. Trade secret protection of unpatented confidential and proprietary information is also important to Baxter. The company maintains certain details about its processes, products, and technology as trade secrets and generally requires employees, consultants, parties to collaboration agreements and other business partners to enter into confidentiality agreements.

Baxter’s policy is to protect its products and technology through patents and trademarks on a worldwide basis. This protection is sought in a manner that balances the cost of such protection against obtaining the greatest value for the company. Baxter also recognizes the need to promote the enforcement of its patents and trademarks. Baxter will continue to take commercially reasonable steps to enforce its patents and trademarks around the world against potential infringers, including taking judicial or administrative action where appropriate.

Baxter operates in an industry susceptible to significant patent litigation. At any given time, the company is involved as either a plaintiff or defendant in a number of patent infringement and other intellectual property-related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products. For more information, see “Note 11 Legal Proceedings” in Item 8 of this Annual Report on Form 10-K.

Research and Development

Baxter’s investment in research and development (R&D) is essential to its future growth and its ability to remain competitive in all three of its business segments. Accordingly, Baxter continues to increase its investment in R&D programs to develop innovative therapies, technology platforms and manufacturing methods. Expenditures for Baxter’s R&D activities were $917 million in 2009, $868 million in 2008, and $760 million in 2007. These expenditures include costs associated with R&D activities performed at the company’s R&D centers located around the world, which include facilities in Austria, Belgium, Japan and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxter locations.

Principal areas of strategic focus for R&D include recombinant and plasma-based therapeutics, vaccines, initiatives in regenerative medicine, kidney dialysis, small molecule drugs, enhanced packaging systems for medication delivery, drug formulation technologies, and pharmacy compounding. The company’s research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product categories. Baxter supplements its own R&D efforts by acquiring various technologies and entering into development and other collaboration agreements with third parties. For more information on the company’s R&D activities, please refer to our discussion under the caption entitled “Research and Development” contained in Item 7 of this Annual Report on Form 10-K.

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

From time to time, the company may determine that products manufactured or marketed by the company do not meet company specifications, published standards, such as those issued by the International Organization for Standardization, or regulatory requirements. When a quality issue is identified, Baxter investigates the issue and takes appropriate corrective action, such as withdrawal of the product from the market, correction of the product at the customer location, notice to the customer of revised labeling, and other actions. For more information on corrective actions taken by Baxter, please refer to our discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.

Government Regulation

The operations of Baxter and many of the products manufactured or sold by the company are subject to extensive regulation by numerous government agencies, both within and outside the United States. In the United States, the federal agencies that regulate the company’s facilities, operations, employees, products (their manufacture, sale, import and export) and services include: the U.S. Food and Drug Administration (FDA), the Drug Enforcement Agency, the Environmental Protection Agency, the Occupational Health & Safety Administration, the Department of Agriculture, the Department of Labor, the Department of Defense, Customs and Border Protection, the Department of Commerce, the Department of Treasury and others. Because Baxter supplies products and services to healthcare providers that are reimbursed by federally funded programs such as Medicare, its activities are also subject to regulation by the Center for Medicare/Medicaid Services and enforcement by the Office of the Inspector General within the Department of Health and Human Services (OIG). State agencies in the United States also regulate the facilities, operations, employees, products and services of the company within their respective states. Outside the United States, our products and operations are subject to extensive regulation by government agencies, including the European Medicines

Agency (EMEA) in the European Union. International government agencies also regulate public health, product registration, manufacturing, environmental conditions, labor, exports, imports and other aspects of the company’s global operations.

The FDA in the United States, the EMEA in Europe, and other government agencies inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of Baxter’s products. The company must obtain specific approval from the FDA and non-U.S. regulatory authorities before it can market and sell most of its products in a particular country. Even after the company obtains regulatory approval to market a product, the product and the company’s manufacturing processes are subject to continued review by the FDA and other regulatory authorities worldwide.

The company is subject to possible administrative and legal actions by the FDA and other regulatory agencies inside and outside the United States. Such actions may include warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals, restrictions on operations or withdrawal of existing approvals. From time to time, the company takes steps to ensure safety and efficacy of its products, such as removing products from the market found not to meet applicable requirements and improving the effectiveness of quality systems. For more information on compliance actions taken by the company, please refer to our discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.

Environmental policies of the company require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection.

Employees

As of December 31, 2009, Baxter employed approximately 49,700 people.

Available Information

Baxter makes available free of charge on its website at www.baxter.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission.

In addition, Baxter’s Corporate Governance Guidelines, Code of Conduct, and the charters for the required committees of Baxter’s board of directors are available on Baxter’s website at www.baxter.com under “Corporate Governance” and in print upon request by writing to: Corporate Secretary, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015. Information contained on Baxter’s website shall not be deemed incorporated into, or to be a part of, this Annual Report on Form 10-K.

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

The successful and timely implementation of our business model depends on our ability to adapt to changing technologies and introduce new products. As our competitors will continue to introduce competitive products, the development and acquisition of innovative products and technologies that improve efficacy, safety, patients’ and clinicians’ ease of use and cost-effectiveness are important to our success. The success of new product offerings will depend on many factors, including our ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain and/or maintain advantageous positions with respect to intellectual property, and differentiate our products from those of our competitors. Failure by us to introduce planned products or other new products or to introduce products on schedule could have an adverse effect on our business, financial condition and results of operations.

The development and acquisition of innovative products and technologies that improve efficacy, safety, patients’ and clinicians’ ease of use and cost-effectiveness involve significant technical and business risks. If we cannot adapt to changing technologies or anticipate changes in our current and potential customers’ requirements our products may become obsolete, and our business could suffer. Our success will depend, in part, on our ability to continue to enhance our existing products, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license or acquire leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.

We are subject to a number of existing laws and regulations, non-compliance with which could adversely affect our business, financial condition and results of operations, and we are susceptible to a changing regulatory environment.

As a participant in the healthcare industry, our operations and products, and those of our customers, are regulated by numerous government agencies, both inside and outside the United States. The impact of this on us is direct, to the extent we are subject to these laws and regulations, and indirect in that in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations.

The manufacture, distribution, marketing and use of our products are subject to extensive regulation and increasing scrutiny by the FDA and other regulatory authorities both inside and outside the United States. Any new product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. We may elect to delay or cancel our anticipated regulatory submissions for new indications for our current or proposed new products for a number of reasons. Failure to comply with the requirements of the FDA or other regulatory authorities could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals, restrictions on operations or withdrawal of existing approvals. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales.

We continue to address a number of regulatory issues as discussed further under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K. In connection with these issues, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that substantial additional charges or significant asset impairments may not be required, or that additional legislation or regulation will not be introduced that may adversely affect the company’s operations. Third parties may also file claims against us in connection with these issues. In addition, sales of the related products may continue to be affected and sales of other Baxter products may be adversely affected if we do not adequately address these issues.

The sales and marketing of our products and our relationships with healthcare providers are under increasing scrutiny by federal, state and foreign government agencies. The FDA, the OIG, the Department of Justice (DOJ) and the Federal Trade Commission have each increased their enforcement efforts with respect to the anti-kickback statute, False Claims Act, off-label promotion of products, other healthcare related laws, antitrust and other competition laws. The DOJ has announced an increased focus on the enforcement of the U.S. Foreign Corrupt Practices Act (FCPA) particularly as it relates to the conduct of pharmaceutical companies. Foreign governments have also increased their scrutiny of pharmaceutical companies’ sales and marketing activities and relationships with healthcare providers. The laws and standards governing the promotion, sale and reimbursement of our products and those governing our relationships with healthcare providers and governments can be complicated, are subject to frequent change and may be violated unknowingly. We have compliance programs in place, including policies, training and various forms of monitoring designed to address these risks. Nonetheless, these programs and policies may not always protect us from conduct by our employees that violate these laws. Violations, or allegations of violations, of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, financial condition and results of operations.

Issues with product quality could have an adverse effect on our business and subject us to regulatory actions and costly litigation.

Quality management plays an essential role in determining and meeting customer requirements, preventing defects and improving the company’s products and services. Our future operating results will depend on our ability to implement and improve our quality management program, and effectively train and manage our employee base with respect to quality management. While we have a network of quality systems throughout our business units and facilities that relate to the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our products, quality and safety issues may occur with respect to any of our products. In addition, some of the raw materials employed in our production processes are derived from human and animal origins. Though great care is taken to assure the safety of these raw materials, the nature of their origin elevates the potential for the introduction of pathogenic agents or other contaminants.

A quality or safety issue could have an adverse effect on our business, financial condition and results of operations and may result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals, restrictions on operations or withdrawal of existing approvals. An inability to address a quality or safety issue in an effective manner on a timely basis may also cause a loss of customer confidence in us or our products, which may result in the loss of sales. In addition, we may be named as a defendant in product liability or other lawsuits, which could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time, attention and resources. We continue to be self-insured with respect to product liability claims. The absence of third-party insurance coverage increases our potential exposure to unanticipated claims and adverse decisions. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees.

For more information on certain regulatory matters currently being addressed by the company with the FDA, please refer to “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.

Changes in the healthcare regulatory environment, including the pending healthcare reform being contemplated by the United States Congress, may adversely affect our business.

Changes currently being contemplated in healthcare regulatory environments worldwide may restrict our operations or our growth. Congress is currently debating reforming the current healthcare system in the United States and the laws and regulations that will determine how that reform may be implemented. Some of the laws currently under debate may adversely affect the revenue generated by our products and/or the taxes we pay. These taxes may include a tax related to the sales (or market share) of our medical devices and drugs. Because each of our business units sell medical devices and drugs it is expected that each would be impacted by these proposed taxes. In addition to possible increases in taxes, there is a provision currently under consideration which is intended to expand the use of the “340B Drug Discount Program.” The 340B program provides certain qualified entities, such as hospitals serving disadvantaged populations, with discounts on the purchases of drugs for outpatient use. It has been proposed that eligibility for these discounts be expanded to other entities and to the purchase of drugs for inpatient use. These additional taxes and compulsory discounts, if enacted, may adversely affect our business by decreasing revenues and profits, diminishing our ability to generate sufficient capital available for R&D and forcing us to discontinue products that cannot support the increased tax or discount burden.

None of the legislation described above has been enacted. We are unable to predict with any degree of certainty what, if any, legislation will be enacted and if so what impact such legislation will ultimately have on our business.

If reimbursement for our current or future products is reduced or modified, our business could suffer.

Sales of our products depend, in part, on the extent to which the costs of our products are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. These healthcare management organizations and third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, as discussed above, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs and other healthcare products have been targeted in this effort. We also face challenges in certain foreign markets where the pricing and profitability of our products generally are subject to government controls. Government controls in foreign markets also impact our ability to collect accounts receivable in a timely manner. Accordingly, our current and potential products may not be considered cost effective, and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. Legislation and regulations affecting reimbursement for our products may change at any time and in ways that are difficult to predict and these changes may be adverse to us. Any reduction in Medicare, Medicaid or other third-party payor reimbursements could have a negative effect on our operating results.

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

Although no single company competes with us in all of our businesses, we face substantial competition in each of our segments, from international and domestic healthcare and pharmaceutical companies of all sizes. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation. Some competitors, principally large pharmaceutical companies, have greater financial, R&D and marketing resources than us. Competition may increase further as additional companies begin to enter our markets or modify their existing products to compete directly with ours. Greater financial, R&D and marketing resources may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements that may render our products obsolete or non-competitive. If our competitors develop more effective or affordable products, or achieve earlier patent protection or product commercialization than we do, our operations will likely be negatively affected.

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

If we are unable to obtain sufficient components or raw materials on a timely basis, our business may be adversely affected.

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in over 50 manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. While efforts are made to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. We work closely with our suppliers to ensure the continuity of supply but we cannot guarantee these efforts will continue to be successful. In addition, due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner, and our ability to make product sales.

If we are unable to protect our patents or other proprietary rights, or if we infringe on the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.

Patent and other proprietary rights are essential to our business. Our success depends to a significant degree on our ability to obtain and enforce patents and licenses to patent rights, both in the United States and in other countries. We cannot guarantee that pending patent applications will result in issued patents, that patents issued or licensed will not be challenged or circumvented by competitors, that our patents will not be found to be invalid or that the intellectual property rights of others will not prevent the company from selling certain products or including key features in the company’s products.

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

We also rely on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen our competitive positions. While we protect our proprietary rights to the extent possible, we cannot guarantee that third parties will not know, discover or develop independently equivalent proprietary information or techniques, or that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets. Misappropriation or other loss of our intellectual property would have an adverse effect on our competitive position and may cause us to incur substantial litigation costs.

If our business development activities are unsuccessful, our business could suffer and our financial performance could be adversely affected.

We are engaged in business development activities including evaluating acquisitions, joint development opportunities, technology licensing arrangements and other opportunities. These activities may result in substantial investment of the company’s resources. Our success developing products or expanding into new markets from such activities will depend on a number of factors, including our ability to find suitable opportunities for acquisition, investment or alliance; whether we are able to establish an acquisition, investment or alliance on terms that are satisfactory to us; the strength of the other company’s underlying technology, products and ability to execute its business strategies; any intellectual property and litigation related to these products or technology; and our ability to successfully integrate the acquired company, business, product, technology or research into our existing operations, including the ability to adequately fund acquired in-process research and development projects. If we are unsuccessful in our business development activities, we may be unable to meet our financial targets and we may be required to record asset impairment charges.

If we are unsuccessful in identifying growth opportunities or exiting low margin businesses or discontinuing low profit products, our business, financial condition and results could be adversely affected.

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

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include fluctuations in currency exchange rates, changes in exchange controls, loss of business in government tenders that are held annually in many cases, nationalization, increasingly complex labor environments, expropriation and other governmental actions, availability of raw materials, changes in taxation, including legislative changes in United States and international taxation of income earned outside of the United States, importation limitations, export control restrictions, changes in or violations of U.S. or local laws, including the FCPA, dependence on a few government entities as customers, pricing restrictions, economic and political destabilization or instability, disputes between countries, diminished or insufficient protection of intellectual property, disruption or destruction of operations in a significant geographic region — due to the location of manufacturing facilities, distribution facilities or customers — regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, or natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

We are subject to foreign currency exchange risk.

In 2009, we generated approximately 60% of our revenue outside the United States. We anticipate that revenue from outside the United States will continue to represent a majority of our total revenue. As a result, our financial results may continue to be adversely affected by fluctuations in foreign currency exchange rates. Market volatility and currency fluctuations may also reduce the benefits from our natural hedges and limit our ability to cost-effectively hedge against our foreign currency exposure. A discussion of the financial impact of foreign exchange rate fluctuations and the ways and extent to which we attempt to mitigate such impact is contained under the heading “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can mitigate these risks.

Challenges in the commercial and credit environment may adversely affect our business and financial condition.

The company’s ability to generate cash flows from operations could be affected if there is a material decline in the demand for the company’s products, in the solvency of its customers or suppliers, or deterioration in the company’s key financial ratios or credit rating. Current or worsening economic conditions may adversely affect our business and the business of our customers, including their ability to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The company’s corporate offices are owned and located at One Baxter Parkway, Deerfield, Illinois 60015.

Baxter owns or has long-term leases on all of its manufacturing facilities. The company maintains 15 manufacturing facilities in the United States and its territories, including three in Puerto Rico. The company also manufactures in Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Czech Republic, Germany, India, Ireland, Italy, Japan, Malta, Mexico, the Philippines, Poland, Saudi Arabia, Singapore, Spain, Switzerland, Tunisia, Turkey and the United Kingdom. The majority of these facilities are shared by more than one of the company’s business segments. The company’s principal manufacturing facilities by segment are listed below:

Business	Location	Owned/Leased

BioScience
	Orth, Austria	Owned
	Vienna, Austria	Owned
	Lessines, Belgium	Owned
	Hayward, California	Leased
	Los Angeles, California	Owned
	Thousand Oaks, California	Owned
	Bohumil, Czech Republic	Owned
	Pisa, Italy	Owned
	Rieti, Italy	Owned
	Beltsville, Maryland	Leased
	Neuchatel, Switzerland	Owned
Medication Delivery
	Mountain Home, Arkansas	Owned
	Toongabbie, Australia	Owned
	Lessines, Belgium	Owned
	Sao Paulo, Brazil	Owned
	Alliston, Canada	Owned
	Shanghai, China	Owned
	Suzhou, China	Owned
	Cali, Colombia	Owned
	Cartago, Costa Rica	Owned
	Thetford, England	Owned
	Halle, Germany	Owned
	Round Lake, Illinois	Owned
	Bloomington, Indiana	Owned/Leased(1)
	Grosotto, Italy	Owned
	Cleveland, Mississippi	Leased
	Cherry Hill, New Jersey	Owned/Leased(1)
	North Cove, North Carolina	Owned
	Aibonito, Puerto Rico	Leased
	Guayama, Puerto Rico	Owned
	Jayuya, Puerto Rico	Leased
	Woodlands, Singapore	Owned/Leased(2)
	Sabinanigo, Spain	Owned
	San Vittore, Switzerland	Owned

Business	Location	Owned/Leased

Renal
	Mountain Home, Arkansas	Owned
	Toongabbie, Australia	Owned
	Sao Paulo, Brazil	Owned
	Alliston, Canada	Owned
	Guangzhou, China	Owned(3)
	Suzhou, China	Owned
	Cali, Colombia	Owned
	Liverpool, England	Owned
	Castlebar, Ireland	Owned
	Miyazaki, Japan	Owned
	Cuernavaca, Mexico	Owned
	North Cove, North Carolina	Owned
	Woodlands, Singapore	Owned/Leased(2)
	San Vittore, Switzerland	Owned

(1)	The Bloomington, Indiana and Cherry Hill, New Jersey locations include both owned and leased facilities.

(2)	Baxter owns the facility located at Woodlands, Singapore and leases the property upon which it rests.

(3)	The Guangzhou, China facility is owned by a joint venture in which Baxter owns a majority share.

The company also owns or operates shared distribution facilities throughout the world. In the United States and Puerto Rico, there are 13 shared distribution facilities with the principal facilities located in Memphis, Tennessee; Catano, Puerto Rico; North Cove, North Carolina; and Round Lake, Illinois. Internationally, we have more than 100 shared distribution facilities located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Czech Republic, Ecuador, France, Germany, Greece, Guatemala, Hong Kong, India, Ireland, Italy, Japan, Korea, Mexico, New Zealand, Panama, Peru, the Philippines, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom and Venezuela.

The company continually evaluates its plants and production lines and believes that its current facilities plus any planned expansions are generally sufficient to meet its expected needs and expected near-term growth. Expansion projects and facility closings will be undertaken as necessary in response to market needs.

Item 3.	Legal Proceedings.

Incorporated by reference to “Note 11 Legal Proceedings” in Item 8 of this Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

Robert L. Parkinson, Jr., age 59, is Chairman and Chief Executive Officer of Baxter, having served in that capacity since April 2004. Prior to joining Baxter, Mr. Parkinson was Dean of Loyola University Chicago School of Business Administration and Graduate School of Business from 2002 to 2004. He retired from Abbott Laboratories in 2001 following a 25-year career, having served in a variety of domestic and international management and leadership positions, including as President and Chief Operating Officer. Mr. Parkinson also serves on the boards of directors of Chicago-based Northwestern Memorial Hospital and the Northwestern Memorial Foundation as well as Loyola University Chicago Board of Trustees.

Joy A. Amundson, age 55, is Corporate Vice President — President, BioScience, having served in that capacity since August 2004. Prior to joining Baxter in August 2004, Ms. Amundson was a principal of Amundson

Partners, Inc., a healthcare-consulting firm, from 2001. From 1995 to 2001, she served as a Senior Vice President of Abbott Laboratories.

Peter J. Arduini, age 45, is Corporate Vice President — President, Medication Delivery. Prior to joining Baxter in March 2005, Mr. Arduini spent 15 years at GE Healthcare in a variety of management roles for domestic and global businesses, the most recent of which was global general manager of GE Healthcare’s computerized axial tomography scan (CT) and functional imaging business.

Michael J. Baughman, age 45, is Corporate Vice President and Controller, having served in that capacity since May 2006. Mr. Baughman joined Baxter in 2003 as Vice President of Corporate Audit and was appointed Controller in March 2005. Before joining Baxter, Mr. Baughman spent 16 years at PricewaterhouseCoopers LLP, in roles of increasing responsibility, which included audit partner and partner in the firm’s mergers and acquisitions practice.

Robert M. Davis, age 43, is Corporate Vice President and Chief Financial Officer, having served in that capacity since May 2006. Mr. Davis joined Baxter as Treasurer in November 2004. Prior to joining Baxter, Mr. Davis was with Eli Lilly and Company from 1990 where he held a number of financial positions, including Assistant Treasurer, Director of Corporate Financial Planning and tax counsel.

J. Michael Gatling, age 60, is Corporate Vice President — Manufacturing having served in that capacity since December 1996. Mr. Gatling is also responsible for the supply chain and environment, health and safety functions.

Jeanne K. Mason, Ph.D., age 54, is Corporate Vice President, Human Resources. Prior to joining Baxter in May 2006, Dr. Mason was with General Electric from 1988, holding various leadership positions, the most recent of which was with GE Insurance Solutions, a primary insurance and reinsurance business, where she was responsible for global human resource functions.

Bruce H. McGillivray, age 54, is Corporate Vice President — President, Renal, having served in that capacity since August 2004. From 2002 until August 2004, Mr. McGillivray was President of Renal, Europe and from 1997 to 2002, he was President of Baxter Corporation in Canada.

Norbert G. Riedel, Ph.D., age 52, is Corporate Vice President and Chief Scientific Officer, having served in that capacity since May 2001. From 1998 to 2001, he served as President of the recombinant business unit of BioScience. Prior to joining Baxter, Dr. Riedel was head of worldwide biotechnology and worldwide core research functions at Hoechst Marion Roussel, now Sanofi-Aventis.

David P. Scharf, age 42, is Corporate Vice President and General Counsel, having served in that capacity since August 2009. Mr. Scharf joined Baxter in July 2005 and served in a number of positions, including Deputy General Counsel and Corporate Secretary. Prior to joining Baxter, Mr. Scharf was with Guidant Corporation from 2002, in roles of increasing responsibility.

Karenann K. Terrell, age 48, is Corporate Vice President and Chief Information Officer. Prior to joining Baxter in April 2006, Ms. Terrell was with DaimlerChrysler Corporation from 2000 where she served in various positions, the most recent of which was Vice President and Chief Information Officer, Chrysler Group and Mercedes Benz North America. Prior to that, she spent 16 years with General Motors with responsibility for brand development and e-business management.

Cheryl L. White, age 56, is Corporate Vice President, Quality, having served in that capacity since March 2006. From 1997 to 2006, Ms. White held various management positions in Baxter’s BioScience business, the most recent of which was Vice President, Quality Management.

All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table includes information about the company’s common stock repurchases during the three-month period ended December 31, 2009.

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of Shares	Value of Shares
	Total Number of	Average Price	Purchased as Part of	that may yet be
	Shares Purchased	Paid per	Publicly Announced	Purchased Under the
Period	(1)(2)	Share	Programs(1)(2)	Program(2)

October 1, 2009 through October 31, 2009	1,059,905	$55.20	1,059,905
November 1, 2009 through November 30, 2009	1,211,408	$54.80	1,211,408
December 1, 2009 through December 31, 2009	2,205,100	$56.69	2,205,100

Total	4,476,413	$55.82	4,476,413	$1,950,003,931

(1)	In March 2008, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market. During the fourth quarter of 2009, the company repurchased approximately 3.6 million shares for approximately $200 million under this program. No shares remained available under this authorization at December 31, 2009.

(2)	In July 2009, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market. During the fourth quarter of 2009, the company repurchased approximately 0.9 million shares for approximately $50 million under this program. This program does not have an expiration date.

Additional information required by this item is incorporated by reference from the section entitled “Note 13 Quarterly Financial Results and Market for the Company’s Stock (Unaudited)” in Item 8 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

as of or for the years ended December 31		2009[1,6]	2008[2,6]	2007[3,6]	2006[4,6]	2005[5,6]

Operating Results	Net sales	$12,562	12,348	11,263	10,378	9,849
(in millions)	Income from continuing operations attributable to Baxter[7]	$2,205	2,014	1,707	1,398	958
	Depreciation and amortization	$638	631	581	575	580
	Research and development expenses	$917	868	760	614	533

Balance Sheet and	Capital expenditures	$1,014	954	692	526	444
Cash Flow Information	Total assets	$17,354	15,405	15,294	14,686	12,727
(in millions)	Long-term debt and lease obligations	$3,440	3,362	2,664	2,567	2,414

Common Stock Information	Average number of common shares outstanding (in millions)[8]	607	625	644	651	622
	Income from continuing operations attributable to Baxter per common share
	Basic	$3.63	3.22	2.65	2.15	1.54
	Diluted	$3.59	3.16	2.61	2.13	1.52
	Cash dividends declared per common share	$1.070	0.913	0.720	0.582	0.582
	Year-end market price per common share	$58.68	53.59	58.05	46.39	37.65

Other Information	Total shareholder return[9]	11.6%	(6.3%)	26.8%	24.8%	10.7%
	Common shareholders of record at year-end	48,286	48,492	47,661	49,097	58,247

[1]	Income from continuing operations attributable to Baxter included a $79 million cost optimization charge, an impairment charge of $54 million and a charge of $27 million relating to infusion pumps.

[2]	Income from continuing operations attributable to Baxter included charges of $125 million relating to infusion pumps, an impairment charge of $31 million and charges totaling $19 million relating to acquired in-process and research and development (IPR&D).

[3]	Income from continuing operations attributable to Baxter included a restructuring charge of $70 million, a charge of $56 million relating to litigation and IPR&D charges of $61 million.

[4]	Income from continuing operations attributable to Baxter included a charge of $76 million relating to infusion pumps.

[5]	Income from continuing operations attributable to Baxter included a benefit of $109 million relating to restructuring charge adjustments, charges of $126 million relating to infusion pumps, and a charge of $50 million relating to the exit of hemodialysis instrument manufacturing.

[6]	Refer to the notes to the consolidated financial statements for information regarding other charges and income items.

[7]	Excludes income from continuing operations attributable to noncontrolling interests of $10 million, $11 million, $14 million, $14 million and $21 million for 2009, 2008, 2007, 2006 and 2005, respectively.

[8]	Excludes common stock equivalents.

[9]	Represents the total of appreciation (decline) in market price plus cash dividends declared on common shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following commentary should be read in conjunction with the consolidated financial statements and accompanying notes.

EXECUTIVE OVERVIEW

Description of the Company and Business Segments
Baxter International Inc. (Baxter or the company) develops, manufactures and markets products that save and sustain the lives of people with hemophilia, immune disorders, infectious diseases, kidney disease, trauma, and other chronic and acute medical conditions. As a global, diversified healthcare company, Baxter applies a unique combination of expertise in medical devices, pharmaceuticals and biotechnology to create products that advance patient care worldwide. The company operates in three segments. BioScience processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha 1-antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; products for regenerative medicine, such as biosurgery products; and vaccines. Medication Delivery manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics, as well as products and services related to pharmacy compounding, drug formulation and packaging technologies. Renal provides products to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis (PD), a home-based therapy, and also distributes products for hemodialysis (HD), which is generally conducted in a hospital or clinic.

Baxter has approximately 49,700 employees and conducts business in over 100 countries. The company generates approximately 60% of its revenues outside the United States, and maintains manufacturing and distribution facilities in a number of locations in the United States, Europe, Canada, Asia-Pacific and Latin America.

Financial Results
Baxter’s 2009 results reflect the company’s success in driving growth through global expansion and leveraging the benefits of its diversified healthcare model, while increasing its investment in research and development (R&D). In 2009, the company achieved record net sales, earnings and cash flows from operations.

Baxter’s global net sales totaled $12.6 billion in 2009, an increase of 2% over 2008, and included an unfavorable foreign currency impact of 5 percentage points. International sales totaled $7.2 billion and represented approximately 60% of the company’s total sales in 2009. Contributing to the company’s increased sales was the BioScience segment growth, driven by increased demand and improved pricing for GAMMAGARD LIQUID (marketed as KIOVIG in most markets outside the United States), the liquid formulation of the company’s antibody-replacement therapy, IGIV (immune globulin intravenous), and certain other plasma protein products, and the continued increase in customer conversion to the company’s advanced recombinant therapy, ADVATE [Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method]. In the Medication Delivery segment, excluding the impact of foreign currency, growth in the company’s international pharmacy compounding and U.S. pharmaceutical partnering businesses contributed to the increase in sales, combined with increased demand for IV solutions and anesthesia products, including SUPRANE (desflurane) and sevoflurane, and increased demand and improved pricing for nutritional products. Also contributing to the increase in net sales, excluding the impact of foreign currency, were gains in the number of PD patients in the Renal segment, particularly in the United States, Latin America and Eastern Europe, with double-digit growth across Asia.

Baxter’s net income for 2009 totaled $2.2 billion, or $3.59 per diluted share, increasing 9% and 14%, respectively, compared to the prior year. The increase in earnings in 2009 reflects the increased gross margin as a result of improved sales mix, manufacturing cost and yield improvements, as well as improved pricing. In 2009, R&D expenses totaled $917 million, a 6% increase over the prior year, and represented the highest level of R&D spending in the company’s history. As further discussed below, results of operations for 2009 included charges associated with the company’s SYNDEO PCA Syringe Pump and COLLEAGUE infusion pumps, the company’s cost optimization efforts, and the discontinuation of the company’s SOLOMIX drug delivery system in development. Results of operations for 2008 included charges associated with the company’s COLLEAGUE infusion pumps, the discontinuation of the CLEARSHOT pre-filled syringe program and acquired in-process R&D (IPR&D).

The company’s financial position remains strong, with cash flows from operations totaling $2.9 billion in 2009, an increase of $394 million over 2008. At December 31, 2009, Baxter had $2.8 billion in cash and equivalents, and the company’s net debt (debt and lease obligations less cash and equivalents) represented 19% of shareholders’ equity. In 2009, Baxter’s cash outflows relating to acquisitions of and investments in businesses and technologies included a $100 million payment to Sigma International General Medical Apparatus, LLC (SIGMA) for the exclusive distribution of SIGMA’s infusion pumps in the United States and international markets, a 40 percent equity stake in SIGMA, and an option to purchase the remaining portion of SIGMA. Additionally, in 2009 the company acquired certain assets of Edwards Lifesciences Corporation related to the hemofiltration business, also known as Continuous Renal Replacement Therapy (Edwards CRRT), for $56 million.

Capital investments totaled $1.0 billion in 2009 as the company continues to invest in capacity across its businesses to support future growth. These investments were focused on projects that enhance the company’s cost structure and manufacturing capabilities across the three businesses, particularly as they relate to the company’s nutritional, anesthesia and PD products, and plasma and recombinant manufacturing platforms. In addition, the company continues to invest to support its strategy of geographic expansion with select investments in growing markets, and continues to invest to support the company’s ongoing strategic focus on R&D with the expansion of research facilities, pilot manufacturing sites and laboratories.

The company’s strong cash flow generation also provided the company with the flexibility to continue to return value to its shareholders in the form of share repurchases and dividends. During 2009, the company repurchased 23 million shares of common stock for $1.2 billion, and paid cash dividends to its shareholders totaling $632 million. The company increased the quarterly dividend rate by 20% in late 2008 and by an additional 12% in late 2009.

Strategic Objectives
Baxter remains focused on delivering sustainable growth and shareholder value, while making appropriate investments for the future. Baxter’s diversified healthcare model, its broad portfolio of products that treat life-threatening acute or chronic conditions, and its global presence are core components of the company’s strategy to achieve these objectives. Through continued innovation, investment and collaboration, Baxter seeks to advance new therapies, improve the safety and cost-effectiveness of treatments and expand access to care.

The company seeks to expand gross margins by improving product and business mix, pricing products appropriately, controlling costs and enhancing productivity throughout the company’s global manufacturing footprint. As part of its approach to disciplined financial management, Baxter is focused on controlling general and administrative costs while continuing to invest in select marketing programs and promotional activities directed toward higher-growth and higher-margin products.

Strong cash flows generated by Baxter’s core operations have allowed the company to increase its investment in its R&D pipeline. In 2009, the company advanced a number of Phase III clinical trials and numerous earlier stage clinical trials of therapies that have the potential to impact the treatment and delivery of care for chronic diseases like Alzheimer’s disease, hemophilia, end-stage renal disease and immune deficiencies, as well as public health threats like pandemic and seasonal influenza. Refer to the R&D section below for more information on these activities. In 2010, the company will continue to invest in its R&D pipeline and pursue select business development initiatives, collaborations and alliances as part of the execution of its long-term growth strategy.

The company’s ability to sustain long-term growth and successfully execute the strategies discussed above depends in part on the company’s ability to manage the competitive landscape, the current challenges in the commercial and credit environment, and other risk factors described under the caption “Item 1A. Risk Factors” in the company’s Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net Sales

				Percent change
years ended December 31 (in millions)	2009	2008	2007	2009		2008

BioScience	$5,573	$5,308	$4,649	5%		14%
Medication Delivery	4,649	4,560	4,231	2%		8%
Renal	2,266	2,306	2,239	(2%	)	3%
Transition services to Fenwal Inc.	74	174	144	(57%	)	21%

Total net sales	$12,562	$12,348	$11,263	2%		10%

				Percent change
years ended December 31 (in millions)	2009	2008	2007	2009		2008

United States	$5,317	$5,044	$4,820	5%		5%
International	7,245	7,304	6,443	(1%	)	13%

Total net sales	$12,562	$12,348	$11,263	2%		10%

Foreign currency unfavorably impacted net sales by 5 percentage points in 2009 due to the strengthening of the U.S. Dollar relative to other currencies, including the Euro and the British Pound. Foreign currency favorably impacted net sales growth by 4 percentage points in 2008 principally due to the weakening of the U.S. Dollar relative to other currencies, including the Euro.

BioScience  The following is a summary of sales by product category in the BioScience segment.

				Percent change
years ended December 31 (in millions)	2009	2008	2007	2009		2008

Recombinants	$2,058	$1,966	$1,714	5%		15%
Plasma Proteins	1,338	1,219	1,015	10%		20%
Antibody Therapy	1,368	1,217	985	12%		24%
Regenerative Medicine	442	408	346	8%		18%
Transfusion Therapies	—	—	79	—		(100%	)
Other	367	498	510	(26%	)	(2%	)

Total net sales	$5,573	$5,308	$4,649	5%		14%

Net sales in the BioScience segment increased 5% and 14% in 2009 and 2008, respectively (including an unfavorable foreign currency impact of 5 percentage points in 2009 and a favorable foreign currency impact of 3 percentage points in 2008). Sales growth in the BioScience segment in both years was driven by increased demand across a majority of the product categories and improved pricing for select products. Sales growth in the Recombinants product category in both 2009 and 2008 was the result of the continued adoption of the company’s advanced recombinant therapy, ADVATE. Strong demand for FEIBA (an anti-inhibitor coagulant complex) and plasma-derived factor VIII, and improved pricing and increased demand for albumin drove sales growth in the Plasma Proteins product category in both years. Also contributing to the 2009 growth was increased market penetration in the United States of ARALAST [alpha 1-proteinase inhibitor (human)]. Antibody Therapy product category sales growth in both years was the result of improved pricing and increased demand for GAMMAGARD LIQUID therapy. Also contributing to the sales growth in both years was increased demand for the company’s fibrin sealant product, FLOSEAL, in the Regenerative Medicine product category. Net sales in the company’s Other product category declined in both years. In 2009, the addition of international sales of CELVAPAN H1N1 pandemic vaccine and increased sales of NEISVAC-C (for the prevention of meningitis C) were more than offset by lower international sales of FSME-IMMUN (a tick-borne encephalitis vaccine) and a reduction in pandemic influenza vaccine advance purchase agreements (APAs). In 2008, strong international sales of FSME-IMMUN and influenza vaccines, including approximately $50 million of revenue in 2008 relating to a large pandemic influenza vaccine APA, were more than offset by the negative impact related to the transfer of marketing and distribution rights for BENEFIX back to Wyeth effective June 30, 2007. Sales of BENEFIX were approximately $110 million in 2007. On February 28, 2007, the company sold substantially all of the assets and liabilities of the Transfusion Therapies (TT) business. Refer to Note 3 for additional information regarding the TT business.

Medication Delivery  The following is a summary of sales by product category in the Medication Delivery segment.

				Percent change
years ended December 31 (in millions)	2009	2008	2007	2009		2008

IV Therapies	$1,562	$1,575	$1,402	(1%	)	12%
Global Injectables	1,701	1,584	1,504	7%		5%
Infusion Systems	858	906	860	(5%	)	5%
Anesthesia	492	464	422	6%		10%
Other	36	31	43	16%		(28%	)

Total net sales	$4,649	$4,560	$4,231	2%		8%

Net sales in the Medication Delivery segment increased 2% and 8% in 2009 and 2008, respectively (including an unfavorable foreign currency impact of 5 percentage points in 2009 and a favorable foreign currency impact of 3 percentage points in 2008). Excluding the impact of foreign currency, net sales in the IV Therapies product category grew in both years as a result of increased demand, particularly in international markets, and improved pricing in the United States, for IV solutions and nutritional products. Strong sales of select multi-source generic products and growth in the company’s international pharmacy compounding and U.S. pharmaceutical partnering businesses drove double-digit sales growth in the Global Injectables product category in 2009, excluding the impact of foreign currency. In 2008, strong international sales in the pharmacy compounding business were partially offset by decreased sales of generic injectables, primarily driven by the decline in generic propofol and heparin sales. The decline in generic propofol sales was due to the transfer of marketing and distribution rights for propofol back to Teva Pharmaceutical Industries Ltd. effective July 1, 2007. Sales of propofol totaled approximately $40 million in 2007. The decline in heparin sales was due to the company’s recall of heparin sodium injection products in the United States in 2008. Sales of these heparin products totaled approximately $30 million in 2007. In the Infusion Systems product category, sales declined in 2009 as a result of lower revenues from disposable tubing sets used in the administration of IV solutions and lower international sales of COLLEAGUE infusion pumps, partially offset by sales of SPECTRUM infusion pumps as a result of the 2009 distribution agreement with SIGMA. Sales growth in this product category in 2008 was due to increased international sales of COLLEAGUE infusion pumps and increased sales of disposable tubing sets. Growth in both 2009 and 2008 in the Anesthesia product category was driven by increased sales of SUPRANE (desflurane) and sevoflurane. The company continues to benefit from its position as the only global supplier of all three modern inhaled anesthetics (SUPRANE, sevoflurane and isoflurane). Refer to Note 4 for additional information on the SIGMA arrangement and Note 11 for additional information regarding heparin.

Renal  The following is a summary of sales by product category in the Renal segment.

				Percent change
years ended December 31 (in millions)	2009	2008	2007	2009		2008

PD Therapy	$1,856	$1,862	$1,791	—		4%
HD Therapy	410	444	448	(8%	)	(1%	)

Total net sales	$2,266	$2,306	$2,239	(2%	)	3%

Net sales in the Renal segment decreased 2% in 2009 and increased 3% in 2008 (including an unfavorable foreign currency impact of 6 percentage points in 2009 and a favorable foreign currency impact of 5 percentage points in 2008). Excluding the impact of foreign currency, net sales in the PD Therapy product category grew in 2009 as the result of gains in the number of PD patients, particularly in the United States, Latin America and Eastern Europe, with double-digit growth across Asia. Penetration of PD Therapy products continues to be strong in emerging markets where many people with end-stage renal disease have historically been under-treated. Excluding the impact of foreign currency, net sales in the PD Therapy product category declined in 2008 as gains in the number of PD patients in Asia (particularly in China), Central and Eastern Europe and the United States were more than offset by the impact of a government tender loss in Mexico in the first quarter of 2008. The 2008 impact of the lost Mexican tender was estimated to be approximately $100 million. Excluding the impact of foreign currency, net sales in the HD Therapy product category were flat in 2009 and declined in 2008 as lower saline sales in both years were offset in 2009 by sales related to the company’s acquisition of Edwards CRRT and, in 2008, partially offset by higher revenues from the company’s Renal Therapy Services (RTS) business, which operates dialysis centers in partnership with local physicians in select countries. Refer to Note 4 for additional information regarding the acquisition of Edwards CRRT.

Transition Services to Fenwal Inc.  Net sales in this category represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal Inc. (Fenwal) subsequent to the divestiture of the TT business on February 28, 2007. Revenues declined in 2009 as certain of the transition services agreements terminated in 2008. See Note 3 for additional information regarding the TT business divestiture.

Gross Margin and Expense Ratios

years ended December 31 (as a percent of net sales)	2009	2008	2007

Gross margin	51.9%	49.6%	49.0%
Marketing and administrative expenses	21.7%	21.8%	22.4%

Gross Margin
The increase in gross margin in 2009 and 2008 was principally driven by improvements in sales mix across all three segments, manufacturing cost and yield improvements, as well as improved pricing for select products. Contributing to the gross margin improvement was the continued customer conversion to ADVATE therapy, increased demand and improved pricing for GAMMAGARD LIQUID therapy and certain other plasma protein and nutritional products; and increased demand for IV solutions, global injectables and anesthesia products. Partially offsetting the gross margin improvement was the unfavorable impact of lower FSME-IMMUN vaccine revenues.

Included in the company’s gross margin in 2009, 2008 and 2007 were $27 million, $125 million and $14 million, respectively, of charges and other costs related to COLLEAGUE infusion pumps and the SYNDEO PCA Syringe Pump. Also included in gross margin in 2009 was $30 million of the company’s $79 million cost optimization charge recognized in the fourth quarter, which relates to actions the company is taking to optimize its overall cost structure on a global basis. These charges decreased the gross margin by approximately 0.5, 1.1 and 0.1 percentage points in 2009, 2008 and 2007, respectively. Refer to Note 5 for additional information on these charges and costs.

Marketing and Administrative Expenses
The marketing and administrative expense ratio declined in 2009 and 2008. The ratio in both years was favorably impacted by leverage from higher sales and stronger cost controls, partially offset by spending relating to new marketing programs. Unfavorably impacting the marketing and administrative expense ratio in 2009 was $49 million of the company’s $79 million cost optimization charge recognized in the fourth quarter, as discussed in Note 5. Foreign currency had an unfavorable impact on the marketing and administrative expense ratio in 2009 and a favorable impact in 2008. Also unfavorably impacting the marketing and administrative expense ratio in 2007 was a charge of $56 million to establish reserves related to the average wholesale pricing (AWP) litigation, as discussed in Note 11. These charges increased the marketing and administrative expense ratio by approximately 0.3 and 0.5 percentage points in 2009 and 2007, respectively.

Pension Plan Costs
Fluctuations in pension plan costs impacted the company’s gross margin and expense ratios. Pension plan costs increased $18 million in 2009 and decreased $15 million in 2008, as detailed in Note 9. The $18 million increase in 2009 was principally due to an increase in loss amortization related to asset performance and demographic experience, partially offset by the impact of the company’s contributions to its pension plans and higher interest rates used to discount the plans’ projected benefit obligations. The $15 million decrease in 2008 was principally due to an increase in the interest rate used to discount the plans’ projected benefit obligations and lower loss amortization related to asset performance from prior years, partially offset by the impact of changes to certain other assumptions.

Costs of the company’s pension plans are expected to increase from $155 million in 2009 to approximately $176 million in 2010, principally due to lower interest rates used to discount the plans’ projected benefit obligations and an increase in loss amortization related to asset performance, partially offset by the impact of a $300 million discretionary cash contribution made to the pension plan in the United States in January 2010. Refer to the Liquidity and Capital Resources section below for further information on the funding of pension plans. For the domestic plans, the discount rate will decrease to 6.05% from 6.5% and the expected return on plan assets will remain at 8.5% for 2010. Refer to the Critical Accounting Policies section below for a discussion of how the pension plan assumptions are developed, mortality tables are selected, and actuarial losses are amortized, and the impact of these factors on pension plan cost.

Research and Development

				Percent change
years ended December 31 (in millions)	2009	2008	2007	2009	2008

Research and development expenses	$917	$868	$760	6%	14%
as a percent of net sales	7.3%	7.0%	6.7%

R&D expenses increased in both 2009 and 2008, reflecting the company’s continued focus on innovation and investments across its business portfolio to advance and expand its product pipeline. Foreign currency had a favorable impact on R&D expense growth in 2009 and an unfavorable impact in 2008.

In 2009, the company had a number of product launches and continued to make progress with respect to its internal R&D pipeline and R&D collaborations with partners. Key developments included the following:

Product Approvals and Launches

•	Marketing authorization from the European Commission for CELVAPAN H1N1 pandemic vaccine using Baxter’s Vero cell technology; CELVAPAN H1N1 is the first cell culture-based and non-adjuvanted pandemic influenza vaccine to receive marketing authorization in the European Union;

•	Launch of HYLENEX recombinant (hyaluronidase human injection) in the United States for use in pediatric rehydration; providing a subcutaneous alternative to IV administration of fluids;

•	Launch of OLIMEL, the company’s latest triple-chamber container system for parenteral nutrition, in certain European markets; and

•	Launch of ADVATE and RECOMBINATE therapies and sevoflurane in additional international markets.

Other Developments

•	Completion of the seasonal influenza Phase III confirmatory study in healthy adults in the United States;

•	Completed enrollment in the first Phase III trial combining GAMMAGARD LIQUID therapy with ENHANZE, Halozyme Therapeutics, Inc.’s (Halozyme) proprietary drug delivery technology, for the subcutaneous delivery of IGIV for patients with primary immune deficiency, which could allow patients to administer their dose of IGIV once monthly at home;

•	Expanded the patient enrollment in a Phase III clinical trial evaluating the use of GAMMAGARD LIQUID therapy for the treatment of mild-to-moderate Alzheimer’s disease;

•	Expanded the patient enrollment in a Phase I clinical trial evaluating the safety and tolerability of recombinant von Willebrand factor for the treatment of von Willebrand disease, the most common type of inherited bleeding disorder;

•	Initiation of a Phase III clinical trial evaluating the use of ARTISS [Fibrin Sealant (Human)] in facial surgery in the United States; ARTISS is the first and only slow-setting fibrin sealant indicated for use in adhering skin grafts in adult and pediatric burn patients;

•	Filing of an Investigational Device Exemption with the U.S. Food and Drug Administration (FDA) to begin a clinical trial to collect safety and effectiveness data required for a 501(k) application for a home HD system; and

•	Initiation of a Phase III clinical trial evaluating TISSEEL [Fibrin Sealant] as a hemostatic agent in vascular surgery; these studies are being conducted for submission to the FDA to support a broad hemostatic indication for this product in the United States.

R&D expenses in 2008 included IPR&D charges totaling $19 million principally related to an in-licensing agreement with Innocoll Pharmaceuticals Ltd. (Innocoll). R&D expenses in 2007 included IPR&D charges totaling $50 million, related to a collaboration with HHD, LLC (HHD) and DEKA Products Limited Partnership and DEKA Research and Development Corp. (collectively, DEKA); arrangements with Halozyme; a distribution agreement with Nycomed Pharma AS (Nycomed); and an amendment of the company’s collaboration with Nektar Therapeutics (Nektar). Refer to Note 4 for more information regarding the 2008 agreement with Innocoll, as well as the investments made in 2007.

Restructuring Charge
In 2007, the company recorded a restructuring charge of $70 million principally associated with the consolidation of certain commercial and manufacturing operations outside of the United States. Based on a review of current and future capacity needs, the company decided to integrate several facilities to reduce the company’s cost structure and optimize operations, principally in the Medication Delivery segment. Refer to Note 5 for additional information, including details regarding reserve utilization.

Net Interest Expense
Net interest expense increased $22 million in 2009, principally due to the impact of lower interest rates on interest income. Also contributing to the increase in net interest expense in 2009 was the impact of a higher average net debt balance due to the February 2009 issuance of $350 million of senior unsecured notes due 2014 and the August 2009 issuance of $500 million of senior unsecured notes due 2019. Net interest expense increased $54 million in 2008, principally due to lower interest income resulting from lower U.S. interest rates and a lower average cash balance, a higher average debt balance and the termination of the company’s cross-currency swap agreements. The higher average debt balance in 2008 was principally due to the December 2007 issuance of $500 million of senior unsecured notes due 2037 and the May 2008 issuance of $500 million of senior unsecured notes due 2018. Refer to Note 2 for a summary of the components of net interest expense for the three years ended December 31, 2009.

Other Expense, Net
Other expense, net was $45 million in 2009, $26 million in 2008 and $18 million in 2007. Refer to Note 2 for a table that details the components of other expense, net for the three years ended December 31, 2009. Other expense, net in each year included amounts relating to equity method investments and foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency. In 2009, other expense, net included a charge of $54 million associated with the discontinuation of the company’s SOLOMIX drug delivery system in development. In 2008, other expense, net included a charge of $31 million associated with the discontinuation of the company’s CLEARSHOT pre-filled syringe program and $16 million of income related to the finalization of the net assets transferred in the TT divestiture. In 2007, other expense, net included a gain on the sale of the TT business of $58 million less a charge of $35 million associated with severance and other employee-related costs. Refer to Note 3 for further information regarding the divestiture and Note 5 for further information on the SOLOMIX and CLEARSHOT charges.

Pre-Tax Income
Refer to Note 12 for a summary of financial results by segment. Certain items are maintained at the company’s corporate level and are not allocated to a segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience  Pre-tax income increased 5% in 2009 and 21% in 2008. The primary drivers of the increase in pre-tax income in both years were continued gross margin expansion driven by strong sales of higher-margin products, fueled principally by the continued customer adoption of ADVATE therapy and increased demand and improved pricing for GAMMAGARD LIQUID therapy and certain other plasma protein products, as well as continued manufacturing improvements. Partially offsetting the growth in both years was increased R&D spending and, in 2009, the unfavorable impact of lower FSME-IMMUN vaccine sales. Foreign currency had an unfavorable impact on 2009 growth and a favorable impact on 2008 growth.

Medication Delivery  Pre-tax income increased 28% in 2009 and decreased 15% in 2008. Included in pre-tax income in 2009, 2008 and 2007, and impacting the earnings trend, were $27 million, $125 million and $14 million, respectively, of charges and other costs relating to the COLLEAGUE and SYNDEO infusion pumps, as discussed above. Also included in the pre-tax income in 2009 was a $54 million charge related to the discontinuation of the company’s SOLOMIX drug delivery system in development. Included in pre-tax income in 2008 was a $31 million charge related to the discontinuation of the CLEARSHOT pre-filled syringe program. Aside from the impact of these items, pre-tax earnings in 2009 and 2008 benefited from gross margin improvements resulting from favorable product mix, principally from increased sales of IV solutions, global injectables, anesthesia and nutritional products. Partially offsetting these increases in 2008 were increased spending on R&D and the unfavorable impact of competition for the company’s generic products. Foreign currency had an unfavorable impact on growth in 2009 and a favorable impact on growth in 2008. Refer to Note 5 for further information on the infusion pump, SOLOMIX and CLEARSHOT charges.

Renal  Pre-tax income decreased 4% in 2009 and 17% in 2008. The pre-tax earnings declined in both years principally due to increased R&D spending, including the development of home HD therapy, and in 2008, the loss of a PD tender in Mexico. The Renal segment’s revenues are generated principally outside the United States, and foreign currency had an unfavorable impact in 2009 and a favorable impact in 2008 to pre-tax income.

Other  As mentioned above, certain income and expense amounts are not allocated to a segment. These amounts are detailed in the table in Note 12 and include net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, income and expense related to certain non-strategic investments, certain employee benefit plan costs, certain nonrecurring gains and losses, certain charges (such as cost optimization, restructuring, certain litigation-related and certain IPR&D charges), and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal.

Refer to the previous discussions for further information regarding net interest expense, the cost optimization and restructuring charges, IPR&D charges, the charge associated with the AWP litigation, the net divestiture gain and ongoing arrangements with Fenwal related to the sale of the TT business and Note 8 for further information regarding stock compensation expense.

Income Taxes
Effective Income Tax Rate
The effective income tax rate was 19% in 2009, 18% in 2008 and 19% in 2007. The company anticipates that the effective income tax rate, calculated in accordance with generally accepted accounting principles (GAAP), will be approximately 19% to 19.5% in 2010, excluding any impact from additional audit developments or other special items.

The company’s effective tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes and foreign taxes that are different than the U.S. federal statutory rate. In addition, as discussed further below, the company’s effective income tax rate can be impacted in each year by discrete factors or events. Refer to Note 10 for further information regarding the company’s income taxes.

2009
The effective tax rate for 2009 was impacted by greater income in jurisdictions with higher tax rates, partially offset by $51 million of income tax benefit from planning that accessed foreign tax losses.

2008
The effective tax rate for 2008 was impacted by $29 million of valuation allowance reductions on net operating loss carryforwards in foreign jurisdictions due to profitability improvements, $8 million of income tax benefit related to the extension of R&D tax credits in the United States and $14 million of additional U.S. income tax expense related to foreign earnings which are no longer considered indefinitely reinvested outside of the United States because the company planned to remit these earnings to the United States in the foreseeable future.

2007
The effective tax rate for 2007 was impacted by a $38 million net reduction of the valuation allowance on net operating loss carryforwards primarily due to profitability improvements in a foreign jurisdiction, a $12 million reduction in tax expense due to legislation reducing corporate income tax rates in Germany, the extension of tax incentives, and the settlement of tax audits in jurisdictions outside of the United States. Partially offsetting these items was $82 million of U.S. income tax expense related to foreign earnings which are no longer considered permanently reinvested outside of the United States because the company planned to remit these earnings to the United States in the foreseeable future.

Uncertain Tax Positions
Baxter expects to reduce the amount of its liability for uncertain tax positions within the next 12 months by $302 million due principally to the expiration of certain statutes of limitations related to tax benefits recorded in respect of losses from restructuring certain international operations and the settlements of certain multi-jurisdictional transfer pricing issues. While the final outcome of these matters is inherently uncertain, the company believes it has made adequate tax provisions for all years subject to examination.

Income and Earnings per Diluted Share Amounts
Net income attributable to Baxter was $2.2 billion in 2009, $2.0 billion in 2008 and $1.7 billion in 2007. The corresponding net earnings per diluted share were $3.59 in 2009, $3.16 in 2008 and $2.61 in 2007. The significant factors and events causing the net changes from 2008 to 2009 and from 2007 to 2008 are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations
Cash flows from operations increased in both 2009 and 2008, totaling $2.9 billion in 2009, $2.5 billion in 2008 and $2.3 billion in 2007. The increases in cash flows in 2009 and 2008 were primarily due to higher earnings (before non-cash items) and the other factors discussed below. Included in cash flows from operations were outflows of $96 million in 2009 and $112 million in 2008 related to realized excess tax benefits from stock issued under employee benefit plans. Realized excess tax benefits are required to be presented in the consolidated statements of cash flows as an outflow within the operating section and an inflow within the financing section.

Accounts Receivable
Cash outflows relating to accounts receivable increased in 2009 and decreased in 2008. Days sales outstanding increased from 50.6 days at December 31, 2008 to 51.2 days at December 31, 2009, primarily due to the geographic mix of sales, an increase in collection periods in certain international locations and a decrease in factoring of receivables, partially offset by improved collection periods in the United States. The decrease in cash outflows from accounts receivables in 2008 was primarily due to an improvement in the collection of receivables in the United States and in certain international locations.

Inventories
Cash outflows from inventories decreased in 2009 and 2008. The following is a summary of inventories at December 31, 2009 and 2008, as well as inventory turns for 2009, 2008 and 2007, by segment. Inventory turns for the year are calculated as the annualized fourth quarter cost of sales divided by the year-end inventory balance.

	Inventories		Inventory turns
(in millions, except inventory turn data)	2009	2008	2009	2008	2007

BioScience	$1,592	$1,346	1.41	1.46	1.61
Medication Delivery	705	771	4.62	3.68	3.26
Renal	257	227	4.32	4.53	4.81
Other	3	17	—	—	—

Total company	$2,557	$2,361	2.53	2.48	2.53

Inventories increased $196 million in 2009, with more than half of the increase related to the impact of foreign currency. The higher inventory turns for the total company were principally due to increased sales in the Medication Delivery segment, partially offset by an increase in plasma-related inventories in the BioScience segment.

Other
Cash flows related to liabilities, restructuring payments and other increased in 2009. This increase was principally driven by the timing of payments of trade accounts payable and income taxes payable, partially offset by contributions to the company’s pension plans of $170 million in 2009 compared to $287 million in 2008. Cash flows decreased in 2008 principally due to contributions to the company’s pension plans, the timing of payments of trade accounts payable and income taxes payable, and increased payments related to the company’s restructuring programs. Included in both 2008 and 2007 were cash outflows related to the settlement of mirror cross-currency swaps, which resulted in operating cash inflows of $12 million in 2008 compared to $31 million of cash outflows in 2007. There were no settlements of cross-currency swaps during 2009.

Cash Flows from Investing Activities
Capital Expenditures
Capital expenditures totaled $1.0 billion in 2009, $954 million in 2008 and $692 million in 2007. The investments in 2009 were focused on projects that enhance the company’s cost structure and manufacturing capabilities across the three businesses, particularly as it relates to the company’s nutritional, anesthesia and PD products and plasma and recombinant manufacturing platforms. In addition, the company continues to invest to support its strategy of geographic expansion with select investments in growing markets, and continues to invest to support the company’s ongoing strategic focus on R&D with the expansion of research facilities, pilot manufacturing sites and laboratories.

The company makes investments in capital expenditures at a level sufficient to support the strategic and operating needs of the businesses, and continues to improve capital allocation discipline in making investments to enhance long-term growth. The company expects to invest approximately $1 billion in capital expenditures in 2010.

Acquisitions of and Investments in Businesses and Technologies
Net cash outflows relating to acquisitions of and investments in businesses and technologies were $156 million in 2009, $99 million in 2008 and $112 million in 2007. The cash outflows in 2009 principally related to a $100 million payment for the exclusive distribution of SIGMA’s infusion pumps in the United States and international markets, a 40 percent equity stake in SIGMA and an option to purchase the remaining portion of SIGMA. Additionally, in 2009 the company acquired Edwards CRRT, for $56 million. The cash outflows in 2008 principally related to an IV solutions business in China, the company’s in-licensing agreement to market and distribute Innocoll’s gentamicin surgical implant in the United States, the acquisition of certain technology applicable to the BioScience business, payments related to the company’s agreements with Nycomed and Nektar, and certain smaller acquisitions and investments. The cash outflows in 2007 principally related to a new arrangement and the expansion of the company’s existing agreements with Halozyme and the company’s collaboration with DEKA. Refer to Note 4 for further information regarding these investments.

Divestitures and Other
Net cash inflows relating to divestitures and other activities were $24 million in 2009, $60 million in 2008 and $499 million in 2007. Cash inflows in 2009 and 2008 principally consisted of cash collections from customers relating to previously securitized receivables under the company’s European receivables securitization facility. In 2007, the company purchased the third party interest in previously sold receivables under the facility, resulting in net cash outflows of $157 million. Cash inflows in 2007 included $421 million of cash proceeds from the divestiture of the TT business. The $421 million represented the $473 million total cash received upon divestiture less the $52 million prepayment related to the manufacturing, distribution and other transition agreements, which was classified in the operating section of the consolidated statement of cash flows. Cash inflows in 2009, 2008 and 2007 also included normal collections on retained interests associated with securitization arrangements.

Cash Flows from Financing Activities
Debt Issuances, Net of Payments of Obligations
Debt issuances, net of payments of obligations, were net inflows totaling $473 million in 2009 compared to net outflows totaling $79 million in 2008 and $51 million in 2007. Included in these totals in 2008 and 2007 were $540 million and $303 million, respectively, of cash outflows related to the settlement of cross-currency swap agreements, resulting in the termination of the company’s remaining net investment hedges. There were no settlements of cross-currency swap agreements in 2009.

The company issued $350 million of senior unsecured notes, which mature in March 2014 and bear a 4.0% coupon rate in February 2009 and $500 million of senior unsecured notes, which mature in August 2019 and bear a 4.5% coupon rate in August 2009. In May 2008, the company issued $500 million of senior unsecured notes, maturing in June 2018 and bearing a 5.375% coupon rate. In addition, during 2008, the company issued commercial paper, of which $200 million was outstanding as of December 31, 2008, with a weighted-average interest rate of 2.55%. In December 2007, the company issued $500 million of senior unsecured notes, maturing in December 2037 and bearing a 6.25% coupon rate. The net proceeds from these issuances were used for general corporate purposes, including the repayment of $200 million of outstanding commercial paper in 2009 and for the settlement of cross-currency swaps in 2008. In 2009, the company repaid approximately $160 million of outstanding borrowings related to the company’s Euro-denominated credit facility (further discussed below). The company repaid its 5.196% notes, which approximated $250 million, upon their maturity in February 2008.

Other Financing Activities
Cash dividend payments totaled $632 million in 2009, $546 million in 2008 and $704 million in 2007. Beginning in 2007, the company converted from an annual to a quarterly dividend and increased the dividend by 15% on an annualized basis, to $0.1675 per share per quarter. The cash dividend payments in 2007 included the payments of the 2006 annual dividend and three 2007 quarterly dividends. In November 2007, the board of directors declared a quarterly dividend of $0.2175 per share ($0.87 per share on an annualized basis), representing an increase of 30% over the previous quarterly rate. In November 2008, the board of directors declared a quarterly dividend of $0.26 per share ($1.04 per share on an annualized basis), representing an increase of 20% over the previous quarterly rate of $0.2175 per share. In November 2009, the board of directors declared a quarterly dividend of $0.29 per share ($1.16 per share on an annualized basis), which was paid on January 5, 2010 to shareholders of record as of December 10, 2009. This dividend represented an increase of 12% over the previous quarterly rate of $0.26 per share.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans totaled $381 million in 2009, $680 million in 2008 and $639 million in 2007. The decrease in 2009 was due to a decrease in stock option exercises. The increase in 2008 was primarily due to increased participation in the company’s employee stock purchase plan and an increase in realized excess tax benefits from stock issued under employee benefit plans partially offset by a decrease in stock option exercises.

As authorized by the board of directors, the company repurchases its stock from time to time depending on the company’s cash flows, net debt level and market conditions. The company purchased 23 million shares for $1.2 billion in 2009, 32 million shares for $2.0 billion in 2008 and 34 million shares for $1.9 billion in 2007. In March 2008, the board of directors authorized the repurchase of up to $2.0 billion of the company’s common stock. There is no remaining availability under the March 2008 authorization as of December 31, 2009. In July 2009, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock. At December 31, 2009, $1.95 billion remained available under the July 2009 authorization.

Credit Facilities, Access to Capital, Credit Ratings and Net Investment Hedges
Credit Facilities
The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in December 2011. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $435 million at December 31, 2009, which matures in January 2013. As of December 31, 2008, there was $164 million outstanding under the Euro-denominated credit facility, with a weighted-average interest rate of 3.4%. In 2009, the company repaid the outstanding Euro-denominated credit facility borrowings. As of December 31, 2009, there were no outstanding borrowings under either of the two outstanding facilities. The company’s facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At December 31, 2009, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment. The company also maintains other credit arrangements, as described in Note 6.

Access to Capital
The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt or common stock. The company had $2.8 billion of cash and equivalents at December 31, 2009. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

The company’s ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for the company’s products or in the solvency of its customers or suppliers, deterioration in the company’s key financial ratios or credit ratings or other significantly unfavorable changes in conditions. However, the company believes it has sufficient financial flexibility in the future to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support the company’s growth objectives.

While the current economic downturn has not meaningfully impacted the company’s ability to collect receivables, the company continues to do business with certain foreign governments which have recently experienced credit rating downgrades and may become unable to pay for the company’s products or services.

Credit Ratings
The company’s credit ratings at December 31, 2009 were as follows.

	Standard & Poor’s	Fitch	Moody’s

Ratings
Senior debt	A+	A	A3
Short-term debt	A1	F1	P2
Outlook	Positive	Stable	Stable

There were no changes to the company’s credit ratings in 2009.

If Baxter’s credit ratings or outlooks were to be downgraded, the company’s financing costs related to its credit arrangements and any future debt issuances could be unfavorably impacted. However, any future credit rating downgrade or change in outlook would not affect the company’s ability to draw on its credit facilities, and would not result in an acceleration of the scheduled maturities of any of the company’s outstanding debt, unless, with respect to certain debt instruments, preceded by a change in control of the company.

Net Investment Hedges
In 2008, the company terminated its remaining net investment hedge portfolio and no longer has any outstanding net investment hedges. The company historically hedged the net assets of certain of its foreign operations using a combination of foreign currency denominated debt and cross-currency swaps. In 2004, the company reevaluated its net investment hedge strategy and elected to reduce the use of these instruments as a risk management tool. As part of the change in strategy the company executed offsetting, or mirror, cross-currency swaps relating to over half of the existing portfolio that effectively fixed the net amount that the company would ultimately pay to settle the cross-currency swap agreements subject to this strategy. The net after-tax losses related to net investment hedge instruments recorded in other comprehensive income were $33 million and $48 million in 2008 and 2007, respectively.

When the cross-currency swaps are settled, the cash flows are reported within the financing section of the consolidated statement of cash flows. When the mirror swaps are settled, the cash flows are reported in the operating section of the consolidated statement of cash flows. Of the $528 million of net settlement payments in 2008, $540 million of cash outflows were included in the financing section and $12 million of cash inflows were included in the operating section. Of the $334 million of settlement payments in 2007, $303 million of cash outflows were included in the financing section and $31 million of cash outflows were included in the operating section.

Contractual Obligations
As of December 31, 2009, the company had contractual obligations (excluding accounts payable, accrued liabilities (other than the current portion of unrecognized tax benefits) and contingent liabilities) payable or maturing in the following periods.

		Less than	One to	Three to	More than
(in millions)	Total	one year	three years	five years	five years

Short-term debt	$29	$29	$—	$—	$—
Long-term debt and capital lease obligations, including current maturities	4,079	682	168	362	2,867
Interest on short- and long-term debt and capital lease obligations[1]	1,703	143	244	235	1,081
Operating leases	802	163	253	192	194
Other long-term liabilities[2]	789	—	175	73	541
Purchase obligations[3]	1,425	620	468	200	137
Unrecognized tax benefits[4]	302	302	—	—	—

Contractual obligations	$9,129	$1,939	$1,308	$1,062	$4,820

[1]	Interest payments on debt and capital lease obligations are calculated for future periods using interest rates in effect at the end of 2009. Projected interest payments include the related effects of interest rate and cross-currency swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2009. Refer to Notes 6 and 7 for further discussion regarding the company’s debt instruments and related cross-currency and interest rate agreements outstanding at December 31, 2009.

[2]	The primary components of other long-term liabilities in the company’s consolidated balance sheet are liabilities relating to pension and other postemployment benefit plans, cross-currency swaps, foreign currency hedges, litigation and certain income tax-related liabilities. The company projected the timing of the future cash payments based on contractual maturity dates (where applicable) and estimates of the timing of payments (for liabilities with no contractual maturity dates). The actual timing of payments could differ from the estimates.

The company contributed $170 million, $287 million and $47 million to its defined benefit pension plans in 2009, 2008 and 2007, respectively. Most of the company’s plans are funded. The timing of funding in the future is uncertain and is dependent on future movements in interest rates and investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes pension plan cash outflows. Refer to the discussion below regarding the Pension Protection Act of 2006. The pension plan balance included in other long-term liabilities (and excluded from the table above) totaled $1.1 billion at December 31, 2009.

[3]	Includes the company’s significant contractual unconditional purchase obligations. For cancelable agreements, includes any penalty due upon cancellation. These commitments do not exceed the company’s projected requirements and are in the normal course of business. Examples include firm commitments for raw material purchases, utility agreements and service contracts.

[4]	Due to the uncertainty related to the timing of the reversal of uncertain tax positions, the long-term liability relating to unrecognized tax benefits of $94 million at December 31, 2009 has been excluded from the table above.

Off-Balance Sheet Arrangements
Baxter periodically enters into off-balance sheet arrangements where economical and consistent with the company’s business strategy. Certain contingencies arise in the normal course of business, and are not recorded in the consolidated balance sheet in accordance with GAAP (such as contingent joint development and commercialization arrangement payments). Also, upon resolution of uncertainties, the company may incur charges in excess of presently established liabilities for certain matters (such as contractual indemnifications). The following is a summary of significant off-balance sheet arrangements and contingencies.

Receivable Securitizations
Where economical, the company has entered into agreements with various financial institutions in which the entire interest in and ownership of the receivable is sold, principally consisting of trade receivables originated in Japan. The company had also entered into agreements in which undivided interests in certain pools of receivables were sold, principally consisting of hardware lease receivables originated in the United States and trade receivables originated in Europe. Refer to Note 7 for a description of these arrangements. The Japanese securitization arrangement includes limited recourse provisions, which are not material to the consolidated financial statements.

Joint Development and Commercialization Arrangements
In the normal course of business, Baxter enters into joint development and commercialization arrangements with third parties, sometimes with companies in which the company has invested. The arrangements vary but generally provide that Baxter will receive certain rights to manufacture, market or distribute a specified technology or product under development in exchange for up-front payments and contingent payments relating to the achievement of specified pre-clinical, clinical, regulatory approval or sales milestones. At December 31, 2009, the unfunded milestone payments under these arrangements totaled $812 million. This total excludes any contingent royalties. Based on the company’s projections, any contingent payments made in the future will be more than offset over time by the estimated net future cash flows relating to the rights acquired for those payments. The majority of the contingent payments relate to arrangements in the BioScience segment. Refer to Note 6 for further information.

Indemnifications
During the normal course of business, Baxter makes indemnities, commitments and guarantees pursuant to which the company may be required to make payments related to specific transactions. Indemnifications include: (i) intellectual property indemnities to customers in connection with the use, sale or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under Baxter’s Amended and Restated Certificate of Incorporation, and consistent with Delaware General Corporation Law, the company has agreed to indemnify its directors and officers for certain losses and expenses upon the occurrence of prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that the company could be obligated to make. To help address some these risks, the company maintains various insurance coverages. Based on historical experience and evaluation of the agreements, the company does not believe that any significant payments related to its indemnifications will result, and therefore the company has not recorded any associated liabilities.

Legal Contingencies
Refer to Note 11 for a discussion of the company’s legal contingencies. Upon resolution of any of these uncertainties, the company may incur charges in excess of presently established liabilities. While the liability of the company in connection with the claims cannot be estimated with any certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments or enter into material settlements of claims.

Funding of Pension and Other Postemployment Benefit Plans
The company’s funding policy for its pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by the company and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. The company is not legally obligated to fund its principal plans in the United States and Puerto Rico in 2010. The company continually reassesses the amount and timing of any discretionary contributions. The company expects to make cash contributions to its pension plans of at least $335 million in 2010, which includes a $300 million discretionary cash contribution made to its pension plan in the United States in January 2010. The company expects to have net cash outflows relating to its other postemployment benefit (OPEB) plan of approximately $25 million in 2010.

The table below details the funded status percentage of the company’s pension plans as of December 31, 2009, including certain plans that are unfunded in accordance with the guidelines of the company’s funding policy outlined above. The table excludes the $300 million discretionary cash contribution made to the pension plan in the United States in January 2010. Refer to Note 9 for further information.

	United States and Puerto Rico		International
as of December 31, 2009 (in millions)	Qualified plans	Nonqualified plan	Funded plans	Unfunded plans	Total

Fair value of plan assets	$2,356	n/a	$466	n/a	$2,822
Projected benefit obligation	2,984	$145	599	$237	3,965
Funded status percentage	79%	n/a	78%	n/a	71%

The Pension Protection Act of 2006 (PPA) was signed into law on August 17, 2006. It is likely that the PPA will accelerate minimum funding requirements in the future.

Insurance Coverage
The company discontinued its practice of buying product liability insurance coverage effective May 1, 2007. The unavailability of insurance coverage with meaningful limits at a reasonable cost reflects current trends in product liability insurance for healthcare manufacturing companies generally. The company continues to evaluate available coverage levels and costs as market conditions change. The company’s net income and cash flows may be adversely affected in the future as a result of losses sustained.

FINANCIAL INSTRUMENT MARKET RISK

The company operates on a global basis, and is exposed to the risk that its earnings, cash flows and shareholders’ equity could be adversely impacted by fluctuations in foreign exchange and interest rates. The company’s hedging policy attempts to manage these risks to an acceptable level based on the company’s judgment of the appropriate trade-off between risk, opportunity and costs. Refer to Note 7 for further information regarding the company’s financial instruments and hedging strategies.

Currency Risk
The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, Japanese Yen, British Pound, Australian Dollar, Canadian Dollar, Brazilian Real and Colombian Peso. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and shareholders’ equity volatility relating to foreign exchange. Financial market and currency volatility may reduce the benefits of the company’s natural hedges and limit the company’s ability to cost-effectively hedge these exposures.

The company uses options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2009 is 12 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies. The company historically hedged certain of its net investments in international affiliates, using a combination of debt denominated in foreign currencies and cross-currency swap agreements. As further discussed in Note 7, in 2008, the company terminated all of its remaining net investment hedges.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and requires such exchange to be made at the official exchange rate established by the government. On January 8, 2010, the Venezuelan government devalued the official exchange rate of 2.15 relative to the U.S. Dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, was changed to 2.6, while the rate for payments for non-essential goods was changed to 4.3. The company expects that the majority of its products imported into Venezuela will be classified as essential goods and qualify for the 2.6 rate. The 4.3 rate was used for the translation of the company’s Venezuelan subsidiary at December 31, 2009, because this is the rate at which dividends are expected to be remitted if and when such dividends are approved by the Venezuelan government. As of January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela will be the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary is not expected to have a material impact on the financial results of the company. As of December 31, 2009, the company’s subsidiary in Venezuela had net assets of $20 million denominated in the Venezuelan Bolivar. In 2009, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option, forward and cross-currency swap contracts outstanding at December 31, 2009, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $69 million with respect to those contracts, which principally related to a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary, would increase by $69 million. A similar analysis performed with respect to option and forward contracts outstanding at December 31, 2008 indicated that, on a net-of-tax basis, the net asset balance of $40 million would decrease by $65 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option, forward and cross-currency swap contracts outstanding at December 31, 2009 by replacing the actual exchange rates at December 31, 2009 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks
The company is also exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in interest rates. The company’s policy is to manage interest costs using a mix of fixed- and floating-rate debt that the company believes is appropriate. To manage this mix in a cost-efficient manner, the company periodically enters into interest rate swaps in which the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. The company also periodically uses forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of term debt.

As part of its risk management program, the company performs sensitivity analyses to assess potential gains and losses in earnings relating to hypothetical movements in interest rates. A 52 basis-point increase in interest rates (approximately 10% of the company’s weighted-average interest rate during 2009) affecting the company’s financial instruments, including debt obligations and related derivatives, would have an immaterial effect on the company’s 2009, 2008 and 2007 earnings and on the fair value of the company’s fixed-rate debt as of the end of each fiscal year.

As discussed in Note 7, the fair values of the company’s long-term litigation liabilities and related insurance receivables were computed by discounting the expected cash flows based on currently available information. A 10% movement in the assumed discount rate would have an immaterial effect on the fair values of those assets and liabilities.

With respect to the company’s investments in affiliates, the company believes any reasonably possible near-term losses in earnings, cash flows and fair values would not be material to the company’s consolidated financial position.

CHANGES IN ACCOUNTING STANDARDS

Business Combinations
On January 1, 2009, the company adopted a new accounting standard which changes the accounting for business combinations in a number of significant respects. The key changes include the expansion of transactions that qualify as business combinations, the capitalization of IPR&D as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition costs, the expensing of costs associated with restructuring the acquired company, the recognition of contingent consideration at fair value on the acquisition date, the recognition of post-acquisition date changes in deferred tax asset valuation allowances and acquired income tax uncertainties as income tax expense or benefit, and the expansion of disclosure requirements. This standard was applicable for acquisitions made by the company on or after January 1, 2009, including the April 2009 consolidation of SIGMA and the August 2009 acquisition of certain assets of Edwards CRRT. Refer to Note 4 for further information regarding SIGMA and Edwards CRRT.

Noncontrolling Interests
On January 1, 2009, the company adopted a new accounting standard which changes the accounting and reporting of noncontrolling interests (historically referred to as minority interests). The standard requires that noncontrolling interests be presented in the consolidated balance sheets within equity, but separate from Baxter shareholders’ equity, and that the amount of consolidated net income attributable to Baxter and to the noncontrolling interests be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Upon a loss of control the interest sold, as well as any interest retained, is measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, 100% of the assets and liabilities, including goodwill, are recognized at fair value as if the entire target company had been acquired. The new standard was applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for prior periods presented. Prior to the adoption of the new standard, the noncontrolling interests’ share of net income was included in other expense, net in the consolidated statements of income and the noncontrolling interests’ equity was included in other long-term liabilities in the consolidated balance sheets. The accounting related provisions of the new accounting standard did not have a material impact on the consolidated financial statements.

Revenue Recognition
In October 2009, the Financial Accounting Standards Board (FASB) issued two updates to the Accounting Standards Codification related to revenue recognition. The first update eliminates the requirement that all undelivered elements in an arrangement with multiple deliverables have objective and reliable evidence of fair value before revenue can be recognized for items that have been delivered. The update also no longer allows use of the residual method when allocating consideration to deliverables. Instead, arrangement consideration is to be allocated to deliverables using the relative selling price method, applying a selling price hierarchy. Vendor specific objective evidence (VSOE) of selling price should be used if it exists. Otherwise, third party evidence (TPE) of selling price should be used. If neither VSOE nor TPE is available, the company’s best estimate of selling price should be used. The second update eliminates tangible products from the scope of software revenue recognition guidance when the tangible products contain software components and non-software components that function together to deliver the tangible products’ essential functionality. Both updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010, with prospective application for new or materially modified arrangements or retrospective application permitted. Early adoption is permitted. The same transition method and period of adoption must be used for both updates. The company adopted these updates in 2009, prospectively applying them to arrangements entered into or materially modified on or after January 1, 2009. The early adoption of these updates did not have a material impact on the company’s consolidated financial statements and did not result in a change in its previously reported quarterly consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1. Certain of the company’s accounting policies are considered critical because these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments by the company, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from the company’s estimates could have an unfavorable effect on the company’s results of operations and financial position. The company applies estimation methodologies consistently from year to year. Other than changes required due to the issuance of new accounting pronouncements, there have been no significant changes in the company’s application of its critical accounting policies during 2009. The company’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors. The following is a summary of accounting policies that the company considers critical to the consolidated financial statements.

Revenue Recognition and Related Provisions and Allowances
The company’s policy is to recognize revenues from product sales and services when earned. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured. The shipping terms for the majority of the company’s revenue arrangements are FOB destination. The recognition of revenue is delayed if there are significant post-delivery obligations, such as training, installation or other services.

The company sometimes enters into arrangements in which it commits to delivering multiple products or services to its customers. In these cases, total arrangement consideration is allocated to the deliverables based on their relative selling prices. Then the allocated consideration is recognized as revenue in accordance with the principles described above. Selling prices are determined by applying a selling price hierarchy. Selling prices are determined using VSOE, if it exists. Otherwise, selling prices are determined using TPE. If neither VSOE nor TPE is available, the company uses its best estimate of selling prices.

Provisions for discounts, rebates to customers, chargebacks to wholesalers, and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. These estimates are reviewed periodically and, if necessary, revised, with any revisions recognized immediately as adjustments to sales.

The company periodically and systematically evaluates the collectibility of accounts receivable and determines the appropriate reserve for doubtful accounts. In determining the amount of the reserve, the company considers historical credit losses, the past-due status of receivables, payment history and other customer-specific information, and any other relevant factors or considerations. Because of the nature of the company’s customer base and the company’s credit and collection policies and procedures, write-offs of accounts receivable have historically not been significant (generally less than 2% of gross receivables).

The company also provides for the estimated costs that may be incurred under its warranty programs when the cost is both probable and reasonably estimable, which is at the time the related revenue is recognized. The cost is determined based on actual company experience for the same or similar products as well as other relevant information. Estimates of future costs under the company’s warranty programs could change based on developments in the future. The company is not able to estimate the probability or amount of any future developments that could impact the reserves, but believes presently established reserves are adequate.

Pension and OPEB Plans
The company provides pension and other postemployment benefits to certain of its employees. These employee benefit expenses are reported in the same line items in the consolidated income statement as the applicable employee’s compensation expense. The valuation of the funded status and net benefit cost for the plans are calculated using actuarial assumptions. These assumptions are reviewed annually, and revised if appropriate. The significant assumptions include the following:

•	interest rates used to discount pension and OPEB plan liabilities;

•	the long-term rate of return on pension plan assets;

•	rates of increases in employee compensation (used in estimating liabilities);

•	anticipated future healthcare costs (used in estimating the OPEB plan liability); and

•	other assumptions involving demographic factors such as retirement, mortality and turnover (used in estimating liabilities).

Selecting assumptions involves an analysis of both short-term and long-term historical trends and known economic and market conditions at the time of the valuation (also called the measurement date). The use of different assumptions would result in different measures of the funded status and net cost. Actual results in the future could differ from expected results. The company is not able to estimate the probability of actual results differing from expected results, but believes its assumptions are appropriate.

The company’s key assumptions are listed in Note 9. The most critical assumptions relate to the plans covering U.S. and Puerto Rico employees, because these plans are the most significant to the company’s consolidated financial statements.

Discount Rate Assumption
For the U.S. and Puerto Rico plans, at the measurement date (December 31, 2009), the company used a discount rate of 6.05% and 5.95% to measure its benefit obligations for the pension plans and OPEB plan, respectively. This discount rate will be used in calculating the net periodic benefit cost for these plans for 2010. The company used a broad population of approximately 260 Aa-rated corporate bonds as of December 31, 2009 to determine the discount rate assumption. All bonds were denominated in U.S. dollars, with a minimum amount outstanding of $50 million. This population of bonds was narrowed from a broader universe of over 500 Moody’s Aa rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds Baxter would most likely select if it were to actually annuitize its pension and OPEB plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve, to discount the projected benefit payments for the U.S. and Puerto Rico plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

For plans in Canada, Japan, the United Kingdom and the Eurozone, the company uses a method essentially the same as that described for the U.S. and Puerto Rico plans. For the company’s other international plans, the discount rate is generally determined by reviewing country- and region-specific government and corporate bond interest rates.

To understand the impact of changes in discount rates on pension and OPEB plan cost, the company performs a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point (i.e., one-half of one percent) increase (decrease) in the discount rate, global pre-tax pension and OPEB plan cost would decrease (increase) by approximately $32 million.

Return on Plan Assets Assumption
In measuring net periodic cost for 2009, the company used a long-term expected rate of return of 8.5% for the pension plans covering U.S. and Puerto Rico employees. This assumption will also be used to measure net pension cost for 2010. This assumption is not applicable to the company’s OPEB plan because it is not funded.

The company establishes the long-term asset return assumption based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on the company’s asset allocation), as well as an analysis of current market and economic information and future expectations. The current asset return assumption is supported by historical market experience for both the company’s actual and targeted asset allocation. In calculating net pension cost, the expected return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. The difference between this expected return and the actual return on plan assets is a component of the total net unrecognized gain or loss and is subject to amortization in the future.

To understand the impact of changes in the expected asset return assumption on net cost, the company performs a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point increase (decrease) in the asset return assumption, global pre-tax pension plan cost would decrease (increase) by approximately $15 million.

Other Assumptions
The company used the Retirement Plan 2000 mortality table to calculate the pension and OPEB plan benefit obligations for its plans in the United States and Puerto Rico. For all other pension plans, the company utilized country and region-specific mortality tables to calculate the plans’ benefit obligations. The company periodically analyzes and updates its assumptions concerning demographic factors such as retirement, mortality and turnover, considering historical experience as well as anticipated future trends.

The assumptions relating to employee compensation increases and future healthcare costs are based on historical experience, market trends, and anticipated future company actions. Refer to Note 9 for information regarding the sensitivity of the OPEB plan obligation and the total of the service and interest cost components of OPEB plan cost to potential changes in future healthcare costs.

Legal Contingencies
The company is involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. Refer to Note 11 for further information. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. The company has established reserves for certain of its legal matters. The company is not able to estimate the amount or range of any loss for certain of the legal contingencies for which there is no reserve or additional loss for matters already reserved. The company also records any insurance recoveries that are probable of occurring. At December 31, 2009 total legal liabilities were $112 million and total insurance receivables were $96 million.

The company’s loss estimates are generally developed in consultation with outside counsel and are based on analyses of potential results. With respect to the recording of any insurance recoveries, after completing the assessment and accounting for the company’s legal contingencies, the company separately and independently analyzes its insurance coverage and records any insurance recoveries that are probable of occurring at the gross amount that is expected to be collected. In performing the assessment, the company reviews available information, including historical company-specific and market collection experience for similar claims, current facts and circumstances pertaining to the particular insurance claim, the financial viability of the applicable insurance company or companies, and other relevant information.

While the liability of the company in connection with the claims cannot be estimated with any certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments or enter into material settlements of claims.

Inventories
The company values its inventories at the lower of cost, determined using the first-in, first-out method, or market value. Market value for raw materials is based on replacement costs and market value for work in process and finished goods is based on net realizable value. The company reviews inventories on hand at least quarterly and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, anticipated release of new products into the market (either by the company or its competitors), historical experience and product expiration. Uncertain timing of product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to inventory valuation. Additional inventory provisions may be required if future demand or market conditions are less favorable than the company has estimated. The company is not able to estimate the probability of actual results differing from expected results, but believes its estimates are appropriate.

Deferred Tax Asset Valuation Allowances and Reserves for Uncertain Tax Positions
The company maintains valuation allowances unless it is more likely than not that all or a portion of the deferred tax asset will be realized. Changes in valuation allowances are included in the company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, the company evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The realizability assessments made at a given balance sheet date are subject to change in the future, particularly if earnings of a subsidiary are significantly higher or lower than expected, or if the company takes operational or tax planning actions that could impact the future taxable earnings of a subsidiary.

In the normal course of business, the company is audited by federal, state and foreign tax authorities, and is periodically challenged regarding the amount of taxes due. These challenges relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. The company believes the company’s tax positions comply with applicable tax law and the company intends to defend its positions. In evaluating the exposure associated with various tax filing positions, the company records reserves for uncertain tax positions in accordance with GAAP, based on the technical support for the positions, the company’s past audit experience with similar situations, and potential interest and penalties related to the matters. The company’s effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, the company prevailed in positions for which reserves have been established, or was required to pay amounts in excess of established reserves.

Fair Value Measurements of Financial Assets and Liabilities
On January 1, 2008, the company adopted the new accounting standard for financial assets and financial liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis and on January 1, 2009, the company adopted the new accounting standard for nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis.

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The majority of the derivatives entered into by the company are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs, which are observable, depend on the type of derivative, and include contractual terms, counterparty credit risk, interest rate yield curves, foreign exchange rates and volatility. Refer to the Financial Instrument Market Risk section above for disclosures regarding sensitivity analyses performed by the company and Note 7 for further information regarding the company’s financial instruments.

In addition, the company’s pension plan assets and contingent payments associated with business combinations are valued at fair value on a recurring basis. The valuation of pension assets, which are recorded net of the plan’s liabilities, depends on the type of security the plan holds. Principally, the securities are valued using quoted prices in active markets or pricing matrices or models that incorporate observable market data inputs. Refer to the Pension and OPEB Plans section above and Note 9 for further information on the company’s pension plans. Contingent payments are valued using a discounted cash flow technique that reflects management’s expectations about probability of payment. Refer to Note 4 for further information on the company’s contingent payments relating to acquisitions.

Valuation of Intangible Assets, Including IPR&D
The company acquires intangible assets and records them at fair value. Valuations are generally completed for business acquisitions using a discounted cash flow analysis, incorporating the stage of completion. The most significant estimates and assumptions inherent in the discounted cash flow analysis include the amount and timing of projected future cash flows, the discount rate used to measure the risks inherent in the future cash flows, the assessment of the asset’s life cycle, and the competitive and other trends impacting the asset, including consideration of technical, legal, regulatory, economic and other factors. Each of these factors and assumptions can significantly affect the value of the intangible asset.

Acquired IPR&D is the value assigned to acquired technology or products under development which have not received regulatory approval and have no alternative future use.

Beginning in 2009, as discussed further above, the company adopted a new accounting standard for accounting for business combinations. Under the new accounting standard, acquired IPR&D included in a business combination is capitalized as an indefinite-lived intangible asset and is no longer expensed at the time of the acquisition. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval of the related technology or product, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the R&D project is abandoned, the indefinite-lived asset is charged to expense.

IPR&D acquired in transactions that are not business combinations is expensed immediately. For such transactions, payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related asset, and are classified as intangible assets.

Due to the inherent uncertainty associated with R&D projects, there is no assurance that actual results will not differ materially from the underlying assumptions used to prepare discounted cash flow analyses, nor that the R&D project will result in a successful commercial product.

Impairment of Assets
Goodwill is subject to impairment reviews annually, and whenever indicators of impairment exist. Intangible assets other than goodwill and other long-lived assets (such as fixed assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Refer to Note 1 for further information. The company’s impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, foreign currency exchange rates, the selection of an appropriate discount rate, asset groupings, and other assumptions and estimates. The estimates and assumptions used are consistent with the company’s business plans and a market participant’s views of the company and similar companies. The use of alternative estimates and assumptions could increase or decrease the estimated fair values of the assets, and potentially result in different impacts to the company’s results of operations. Actual results may differ from the company’s estimates.

Stock-Based Compensation Plans
Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the substantive vesting period. Determining the appropriate fair value model to use requires judgment. Determining the assumptions that enter into the model is highly subjective and also requires judgment. The company’s stock compensation costs principally relate to awards of stock options, and the significant assumptions include long-term projections regarding stock price volatility, employee exercise, post-vesting termination, and pre-vesting forfeiture behaviors, interest rates and dividend yields.

The company uses the Black-Scholes model for estimating the fair value of stock options. The company’s expected volatility assumption is based on an equal weighting of the historical volatility of Baxter’s stock and the implied volatility from traded options on Baxter’s stock. The expected life assumption is primarily based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield reflects historical experience as well as future expectations over the expected life of the option. The forfeiture rate used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns. In finalizing its assumptions, the company also reviews comparable companies’ assumptions, as available in published surveys and in publicly available financial filings.

The pre-vesting forfeitures assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeitures assumption would not impact the total amount of expense ultimately recognized over the vesting period. Estimated forfeitures are reassessed each period based on historical experience and current projections for the future.

The use of different assumptions would result in different amounts of stock compensation expense. The fair value of an option is particularly impacted by the expected volatility and expected life assumptions. To understand the impact of changes in these assumptions on the fair value of an option, the company performs sensitivity analyses. Holding all other variables constant, if the expected volatility assumption used in valuing the stock options granted in 2009 was increased by 100 basis points (i.e., one percent), the fair value of a stock option relating to one share of common stock would increase by approximately 3%, from $11.68 to $12.07. Holding all other variables constant (including the expected volatility assumption), if the expected life assumption used in valuing the stock options granted in 2009 was increased by one year, the fair value of a stock option relating to one share of common stock would increase by approximately 8%, from $11.68 to $12.61.

The company began granting performance share units (PSUs) in 2007. PSUs are earned by comparing the company’s growth in shareholder value relative to a performance peer group over a three-year period. Based on the company’s relative performance, the recipient of a PSU may earn a total award ranging from 0% to 200% of the initial grant. The fair value of a PSU is estimated by the company at the grant date using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award. The three primary inputs for the Monte Carlo model are the risk-free rate, volatility of returns and correlation of returns. The determination of the risk-free rate is similar to that described above relating to the valuation of stock options. The expected volatility and correlation assumptions are based on historical information.

The company is not able to estimate the probability of actual results differing from expected results, but believes the company’s assumptions are appropriate, based upon the requirements of accounting standards for stock compensation and the company’s historical and expected future experience.

Hedging Activities
As further discussed in Note 7 and in the Financial Instrument Market Risk section above, the company uses derivative instruments to hedge certain risks. As Baxter operates on a global basis, there is a risk to earnings associated with foreign exchange relating to the company’s recognized assets and liabilities and forecasted transactions denominated in foreign currencies. Compliance with accounting standards for derivatives and hedging activities and the company’s hedging policies require the company to make judgments regarding the probability of anticipated hedged transactions. In making these estimates and assessments of probability, the company analyzes historical trends and expected future cash flows and plans. The estimates and assumptions used are consistent with the company’s business plans. If the company were to make different assessments of probability or make the assessments during a different fiscal period, the company’s results of operations for a given period would be different.

NEW ACCOUNTING STANDARDS

Transfers of Financial Assets
In June 2009, the FASB issued a new accounting standard relating to the accounting for transfers of financial assets. The new standard eliminates the concept of a qualifying special-purpose entity and clarifies existing GAAP as it relates to determining whether a transferor has surrendered control over transferred financial assets. The standard limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements presented and/or when the transferor has continuing involvement with the transferred financial asset. The standard also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. It is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, with early adoption prohibited. The new standard will be applied prospectively, except for the disclosure requirements, which will be applied retrospectively for all periods presented. The new standard, which is effective for the company as of January 1, 2010, is not expected to have a material impact on the company’s consolidated financial statements.

Variable Interest Entities
In June 2009, the FASB issued a new standard that changes the consolidation model for variable interest entities (VIEs). The new standard requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The standard expands the disclosure requirements for enterprises with a variable interest in a VIE. It is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, with early adoption prohibited. The new standard, which is effective for the company as of January 1, 2010, is not expected to have material impact on the company’s consolidated financial statements.

CERTAIN REGULATORY MATTERS

In July 2005, the company stopped shipment of COLLEAGUE infusion pumps in the United States. Following a number of Class I recalls (recalls at the highest priority level for the FDA) relating to the performance of the pumps, as well as the seizure litigation described in Note 11, the company entered into a Consent Decree in June 2006. Additional Class I recalls related to remediation and repair and maintenance activities were addressed by the company in 2007 and 2009. The Consent Decree provides for reviews of the company’s facilities, processes and controls by the company’s outside expert, followed by the FDA. In December 2007, following the outside expert’s review, the FDA conducted inspections and remains in a dialogue with the company. As discussed in Note 11, the company received a subpoena from the Office of the United States Attorney of the Northern District of Illinois relating to the COLLEAGUE infusion pump in September 2009. As discussed in Note 5, the company has recorded a number of charges in connection with its COLLEAGUE infusion pumps. It is possible that substantial additional charges, including significant asset impairments, related to COLLEAGUE may be required in future periods, based on new information, changes in estimates, and modifications to the current remediation plan.

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

In January 2010, the company received a Warning Letter from the FDA regarding observations made by the agency following inspections of the company’s manufacturing facility in Lessines, Belgium. The Warning Letter identifies a number of issues associated with certain fill and finish processes and controls relating to GAMMAGARD LIQUID therapy. The company is working with the FDA to address these issues.

While the company continues to work to resolve the issues described above, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of any other product may not be adversely affected, or that additional legislation or regulation will not be introduced that may adversely affect the company’s operations. Please see “Item 1A. Risk Factors” in the company’s Annual Report on Form 10-K for additional discussion of regulatory matters.

FORWARD-LOOKING INFORMATION

This annual report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, future litigation outcomes, the company’s efforts to remediate its infusion pumps and other regulatory matters, expectations with respect to restructuring programs (including expected cost savings), strategic plans, product and business mix, promotional efforts, geographic expansion, sales and pricing forecasts, credit exposure to foreign governments, expectations with respect to business development activities, potential developments with respect to credit and credit ratings, interest expense in 2010, estimates of liabilities, ongoing tax audits and related tax provisions, deferred tax assets, future pension plan contributions, costs, rates of return and minimum funding requirements, expectations with respect to the company’s exposure to foreign currency risk, the company’s internal R&D pipeline, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility and the adequacy of credit facilities and reserves, the effective tax rate in 2010, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:

•	demand for and market acceptance risks for new and existing products, such as ADVATE and IGIV, and other therapies;

•	the company’s ability to identify business development and growth opportunities for existing products;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	future actions of the FDA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO infusion pumps;

•	foreign currency fluctuations, particularly due to reduced benefits from the company’s natural hedges and limitations on the ability to cost-effectively hedge resulting from financial market and currency volatility;

•	fluctuations in supply and demand for plasma protein products;

•	reimbursement or rebate policies of government agencies and private payers;

•	changes in healthcare legislation and regulation, including through healthcare reform in the United States or globally, which may affect pricing, reimbursement or other elements of the company’s business;

•	production yields, regulatory clearances and customers’ final purchase commitments with respect to the company’s pandemic vaccine;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of restructuring and optimization initiatives;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, including the SIGMA transaction;

•	changes in credit agency ratings;

•	any impact of the commercial and credit environment on the company and its customers and suppliers; and

•	other factors identified elsewhere in the company’s Annual Report on Form 10-K, including those factors described under the caption “Item 1A. Risk Factors” and other filings with the Securities and Exchange Commission, all of which are available on the company’s website.

Actual results may differ materially from those projected in the forward-looking statements. The company does not undertake to update its forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to the section entitled “Financial Instrument Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

as of December 31 (in millions, except share information)		2009	2008

Current Assets	Cash and equivalents	$2,786	$2,131
	Accounts and other current receivables	2,302	1,980
	Inventories	2,557	2,361
	Short-term deferred income taxes	226	251
	Prepaid expenses and other	400	425

	Total current assets	8,271	7,148

Property, Plant and Equipment, Net		5,159	4,609

Other Assets	Goodwill	1,825	1,654
	Other intangible assets, net	513	390
	Other	1,586	1,604

	Total other assets	3,924	3,648

	Total assets	$17,354	$15,405

Current Liabilities	Short-term debt	$29	$388
	Current maturities of long-term debt and lease obligations	682	6
	Accounts payable and accrued liabilities	3,753	3,241

	Total current liabilities	4,464	3,635

Long-Term Debt and Lease Obligations		3,440	3,362

Other Long-Term Liabilities		2,030	2,117

Commitments and Contingencies

Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2009 and 2008	683	683
	Common stock in treasury, at cost, 82,523,243 shares in 2009 and 67,501,988 shares in 2008	(4,741)	(3,897)
	Additional contributed capital	5,683	5,533
	Retained earnings	7,343	5,795
	Accumulated other comprehensive loss	(1,777)	(1,885)

	Total Baxter International Inc. (Baxter) shareholders’ equity	7,191	6,229

	Noncontrolling interests	229	62

	Total equity	7,420	6,291

	Total liabilities and equity	$17,354	$15,405

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

years ended December 31 (in millions, except per share data)	2009	2008	2007

Net sales	$12,562	$12,348	$11,263
Cost of sales	6,037	6,218	5,744

Gross margin	6,525	6,130	5,519

Marketing and administrative expenses	2,731	2,698	2,521
Research and development expenses	917	868	760
Restructuring charge	—	—	70
Net interest expense	98	76	22
Other expense, net	45	26	18

Income before income taxes	2,734	2,462	2,128
Income tax expense	519	437	407

Net income	2,215	2,025	1,721

Less: Net income attributable to noncontrolling interests	10	11	14

Net income attributable to Baxter	$2,205	$2,014	$1,707

Net income attributable to Baxter per common share
Basic	$3.63	$3.22	$2.65

Diluted	$3.59	$3.16	$2.61

Weighted-average number of common shares outstanding
Basic	607	625	644

Diluted	614	637	654

Cash dividends declared per common share	$1.070	$0.913	$0.720

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31 (in millions) (brackets denote cash outflows)		2009	2008	2007

Cash Flows from Operations	Net income	$2,215	$2,025	$1,721
	Adjustments
	Depreciation and amortization	638	631	581
	Deferred income taxes	267	280	126
	Stock compensation	140	146	136
	Realized excess tax benefits from stock issued under employee benefit plans	(96)	(112)	—
	Infusion pump charges	27	125	—
	Exit and other charges	133	31	70
	Acquired in-process research and development	—	19	61
	Average wholesale pricing litigation charge	—	—	56
	Other	1	40	(19)
	Changes in balance sheet items
	Accounts and other current receivables	(167)	(98)	(278)
	Inventories	(60)	(163)	(211)
	Accounts payable and accrued liabilities	(85)	(239)	1
	Restructuring payments	(45)	(50)	(27)
	Other	(59)	(120)	88

	Cash flows from operations	2,909	2,515	2,305

Cash Flows from Investing Activities	Capital expenditures (including additions to the pool of equipment placed with or leased to customers of $119 in 2009, $146 in 2008 and $166 in 2007)	(1,014)	(954)	(692)
	Acquisitions of and investments in businesses and technologies	(156)	(99)	(112)
	Divestitures and other	24	60	499

	Cash flows from investing activities	(1,146)	(993)	(305)

Cash Flows from Financing Activities	Issuances of debt	872	671	584
	Payments of obligations	(199)	(950)	(635)
	(Decrease) increase in debt with original maturities of three months or less, net	(200)	200	—
	Cash dividends on common stock	(632)	(546)	(704)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	381	680	639
	Purchases of treasury stock	(1,216)	(1,986)	(1,855)
	Other	(18)	—	—

	Cash flows from financing activities	(1,012)	(1,931)	(1,971)

Effect of Foreign Exchange Rate Changes on Cash and Equivalents		(96)	1	25

Increase (Decrease) in Cash and Equivalents		655	(408)	54

Cash and Equivalents at Beginning of Year		2,131	2,539	2,485

Cash and Equivalents at End of Year		$2,786	$2,131	$2,539

Other supplemental information
Interest paid, net of portion capitalized		$113	$159	$119
Income taxes paid		$246	$247	$304

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME

	2009		2008		2007
as of and for the years ended December 31 (in millions)	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock
Balance, beginning and end of year	683	$683	683	$683	683	$683

Common Stock in Treasury
Beginning of year	68	(3,897)	50	(2,503)	33	(1,433)
Purchases of common stock	23	(1,216)	32	(1,986)	34	(1,855)
Stock issued under employee benefit plans and other	(8)	372	(14)	592	(17)	785

End of year	83	(4,741)	68	(3,897)	50	(2,503)

Additional Contributed Capital
Beginning of year		5,533		5,297		5,177
Stock issued under employee benefit plans and other		150		236		120

End of year		5,683		5,533		5,297

Retained Earnings
Beginning of year		5,795		4,379		3,271
Net income attributable to Baxter		2,205		2,014		1,707
Cash dividends declared on common stock		(648)		(571)		(463)
Stock issued under employee benefit plans and other		(9)		—		(136)
Adjustment to change measurement date for certain employee benefit plans, net of tax benefit of ($15)		—		(27)		—

End of year		7,343		5,795		4,379

Accumulated Other Comprehensive Loss
Beginning of year		(1,885)		(940)		(1,426)
Other comprehensive income (loss) attributable to Baxter		108		(957)		486
Adjustment to change measurement date for certain employee benefit plans, net of tax expense of $8		—		12		—

End of year		(1,777)		(1,885)		(940)

Total Baxter shareholders’ equity		$7,191		$6,229		$6,916

Noncontrolling Interests
Beginning of year		$62		$91		$79
Net income attributable to noncontrolling interests		10		11		14
Other comprehensive income (loss) attributable to noncontrolling interests		3		(14)		12
Additions (reductions) in noncontrolling ownership interests, net		160		(20)		(7)
Other activity with noncontrolling interests		(6)		(6)		(7)

End of year		$229		$62		$91

Total equity		$7,420		$6,291		$7,007

Comprehensive Income
Net income		$2,215		$2,025		$1,721
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense (benefit) of $98 in 2009, ($125) in 2008 and $89 in 2007		197		(370)		259
Pension and other employee benefits, net of tax (benefit) expense of ($18) in 2009, ($319) in 2008 and $144 in 2007		(54)		(591)		266
Hedges of net investments in foreign operations, net of tax benefit of ($19) in 2008 and ($27) in 2007		—		(33)		(48)
Other hedging activities, net of tax (benefit) expense of ($1) in 2009, $2 in 2008 and $6 in 2007		(36)		25		23
Marketable equity securities, net of tax expense of $2 in 2009 and tax benefit of ($1) in each of 2008 and 2007		4		(2)		(2)

Total other comprehensive income (loss), net of tax		111		(971)		498

Comprehensive income		2,326		1,054		2,219

Less: Comprehensive income (loss) attributable to noncontrolling interests		13		(3)		26

Comprehensive income attributable to Baxter		$2,313		$1,057		$2,193

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Baxter International Inc. (Baxter or the company) develops, manufactures and markets products that save and sustain the lives of people with hemophilia, immune disorders, infectious diseases, kidney disease, trauma, and other chronic and acute medical conditions. As a global, diversified healthcare company, Baxter applies a unique combination of expertise in medical devices, pharmaceuticals and biotechnology to create products that advance patient care worldwide. The company operates in three segments, which are described in Note 12.

Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles (GAAP) requires the company to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Basis of Consolidation
The consolidated financial statements include the accounts of Baxter and its majority-owned subsidiaries, any minority-owned subsidiaries that Baxter controls, and variable interest entities (VIEs) in which Baxter is the primary beneficiary, after elimination of intercompany transactions.

Revenue Recognition
The company recognizes revenues from product sales and services when earned. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The shipping terms for the majority of the company’s revenue arrangements are FOB destination. The recognition of revenue is delayed if there are significant post-delivery obligations, such as training, installation or other services. Provisions for discounts, rebates to customers, chargebacks to wholesalers and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of net sales.

The company sometimes enters into arrangements in which it commits to delivering multiple products or services to its customers. In these cases, total arrangement consideration is allocated to the deliverables based on their relative selling prices. Then the allocated consideration is recognized as revenue in accordance with the principles described above. Selling prices are determined by applying a selling price hierarchy. Selling prices are determined using vendor specific objective evidence (VSOE), if it exists. Otherwise, selling prices are determined using third party evidence (TPE). If neither VSOE nor TPE is available, the company uses its best estimate of selling prices.

Allowance for Doubtful Accounts
In the normal course of business, the company provides credit to its customers, performs credit evaluations of these customers and maintains reserves for potential credit losses. In determining the amount of the allowance for doubtful accounts, the company considers, among other items, historical credit losses, the past due status of receivables, payment histories and other customer-specific information. Receivables are written off when the company determines they are uncollectible. Credit losses, when realized, have been within the range of the company’s allowance for doubtful accounts. The allowance for doubtful accounts was $118 million at December 31, 2009 and $103 million at December 31, 2008.

Product Warranties
The company provides for the estimated costs relating to product warranties at the time the related revenue is recognized. The cost is determined based on actual company experience for the same or similar products, as well as other relevant information. Product warranty liabilities are adjusted based on changes in estimates.

Cash and Equivalents
Cash and equivalents include cash, certificates of deposit and money market funds with an original maturity of three months or less.

Inventories

as of December 31 (in millions)	2009	2008

Raw materials	$598	$600
Work in process	842	737
Finished goods	1,117	1,024

Inventories	$2,557	$2,361

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Market value for raw materials is based on replacement costs, and market value for work in process and finished goods is based on net realizable value. The inventory amounts above are stated net of reserves for excess and obsolete inventory, which totaled $273 million at December 31, 2009 and $247 million at December 31, 2008.

Property, Plant and Equipment, Net

as of December 31 (in millions)	2009	2008

Land	$163	$154
Buildings and leasehold improvements	1,921	1,743
Machinery and equipment	5,962	5,425
Equipment with customers	1,039	916
Construction in progress	975	783

Total property, plant and equipment, at cost	10,060	9,021
Accumulated depreciation and amortization	(4,901)	(4,412)

Property, plant and equipment (PP&E), net	$5,159	$4,609

Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 20 to 50 years for buildings and improvements and from three to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. Baxter capitalizes in machinery and equipment certain computer software and software development costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software. Straight-line and accelerated methods of depreciation are used for income tax purposes. Depreciation and amortization expense was $557 million in 2009, $553 million in 2008 and $501 million in 2007. Repairs and maintenance expense was $251 million in 2009, $242 million in 2008 and $227 million in 2007.

Acquisitions
Results of operations of acquired companies are included in the company’s results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. Contingent consideration is recognized at the estimated fair value on the acquisition date. Any purchase price in excess of these net assets is recorded as goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values.

Research and Development
Research and development (R&D) costs are expensed as incurred. Acquired in-process R&D (IPR&D) is the value assigned to acquired technology or products under development which have not received regulatory approval and have no alternative future use. Valuations are generally completed for business acquisitions using a discounted cash flow analysis, incorporating the stage of completion. The most significant estimates and assumptions inherent in a discounted cash flow analysis include the amount and timing of projected future cash flows, the discount rate used to measure the risks inherent in the future cash flows, the assessment of the asset’s life cycle, and the competitive and other trends impacting the asset, including consideration of technical, legal, regulatory, economic and other factors. Each of these factors can significantly affect the value of the IPR&D.

Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related asset, and are classified as intangible assets.

Beginning in 2009, as discussed further below, the company adopted a new accounting standard for accounting for business combinations. Under the new accounting standard, acquired IPR&D included in a business combination is capitalized as an indefinite-lived intangible asset and is no longer expensed at the time of the acquisition. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval of the related technology or product, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the R&D project is abandoned, the indefinite-lived asset is charged to expense.

Impairment Reviews
Goodwill
Goodwill is not amortized, but is subject to an impairment review annually and whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. The company measures goodwill for impairment based on its reportable segments, which are BioScience, Medication Delivery and Renal. An impairment charge would be recorded for the difference between the carrying value and the present value of estimated future cash flows discounted using a risk-free market rate adjusted for a market participant’s view of similar companies and perceived risks in the cash flows, which represents the estimated fair value of the reporting unit.

Other Long-Lived Assets
The company reviews the carrying amounts of long-lived assets other than goodwill for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such a change in circumstances include a significant decrease in market price, a significant adverse change in the extent or manner in which an asset is being used, or a significant adverse change in the legal or business climate. In evaluating recoverability, the company groups assets and liabilities at the lowest level such that the identifiable cash flows relating to the group are largely independent of the cash flows of other assets and liabilities. The company then compares the carrying amounts of the assets or asset groups with the related estimated undiscounted future cash flows. In the event impairment exists, an impairment charge would be recorded as the amount by which the carrying amount of the asset or asset group exceeds the fair value. Depending on the asset and the availability of information, fair value may be determined by reference to estimated selling values of assets in similar condition, or by using a discounted cash flow model. In addition, the remaining amortization period for the impaired asset would be reassessed and, if necessary, revised.

Earnings Per Share
The numerator for both basic and diluted earnings per share (EPS) is net income attributable to Baxter. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding employee stock options, performance share units, restricted stock units and restricted stock is reflected in the denominator for diluted EPS using the treasury stock method.

The following is a reconciliation of basic shares to diluted shares.

years ended December 31 (in millions)	2009	2008	2007

Basic shares	607	625	644
Effect of dilutive securities	7	12	10

Diluted shares	614	637	654

The computation of diluted EPS excluded employee stock options to purchase 16 million, 8 million and 11 million shares in 2009, 2008 and 2007, respectively, because the assumed proceeds were greater than the average market price of the company’s common stock, resulting in an anti-dilutive effect on diluted EPS.

Shipping and Handling Costs
Shipping costs, which are costs incurred to physically move product from Baxter’s premises to the customer’s premises, are classified as marketing and administrative expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. Approximately $220 million in 2009, $237 million in 2008 and $231 million in 2007 of shipping costs were classified in marketing and administrative expenses.

Income Taxes
Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. The company maintains valuation allowances unless it is more likely than not that all or a portion of the deferred tax asset will be realized. With respect to uncertain tax positions, the company determines whether the position is more likely than not to be sustained upon examination, based on the technical merits of the position. Any tax position that meets the more-likely-than-not recognition threshold is measured and recognized in the consolidated financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The liability relating to uncertain tax positions is classified as current in the consolidated balance sheets to the extent the company anticipates making a payment within one year. Interest and penalties associated with income taxes are classified in the income tax expense line in the consolidated statements of income and were not material.

Foreign Currency Translation
Currency translation adjustments (CTA) related to foreign operations are principally included in other comprehensive income (OCI). For foreign operations in highly inflationary economies, translation gains and losses are included in other expense, net, and were not material.

Accumulated Other Comprehensive Income
Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, CTA, pension and other employee benefits, realized net losses on hedges of net investments in foreign operations, unrealized gains and losses on cash flow hedges and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. The net-of-tax components of accumulated other comprehensive income (AOCI), a component of shareholders’ equity, were as follows.

as of December 31 (in millions)	2009	2008	2007

CTA	$164	$(30)	$326
Pension and other employee benefits	(1,188)	(1,134)	(555)
Hedges of net investments in foreign operations	(757)	(757)	(724)
Other hedging activities	3	39	14
Marketable equity securities	1	(3)	(1)

Accumulated other comprehensive loss	$(1,777)	$(1,885)	$(940)

Derivatives and Hedging Activities
All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. Based upon the exposure being hedged, the company designates its hedging instruments as cash flow or fair value hedges.

For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is accumulated in AOCI and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to OCI over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in other expense, net, cost of sales, and net interest expense, and primarily relate to a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary, forecasted intercompany sales denominated in foreign currencies and anticipated issuances of debt, respectively.

For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the gain or loss on the underlying hedged item. Fair value hedges are classified in net interest expense, as they hedge the interest rate risk associated with certain of the company’s fixed-rate debt.

For each derivative or nonderivative instrument that is designated and effective as a hedge of a net investment in a foreign operation, the gain or loss is recorded in OCI, with any hedge ineffectiveness recorded immediately in net interest expense. As with CTA, upon sale or liquidation of an investment in a foreign entity, the amount attributable to that entity and accumulated in AOCI would be removed from AOCI and reported as part of the gain or loss in the period during which the sale or liquidation of the investment occurs.

For derivative instruments that are not designated as hedges, the change in fair value, which substantially offsets the change in book value of the hedged items, is recorded directly to other expense, net.

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

Derivatives, including those that are not designated as a hedge, are principally classified in the operating section of the consolidated statements of cash flows, in the same category as the related consolidated balance sheet account. With respect to the company’s net investment hedges, cross-currency swap agreements that included a financing element at inception were classified in the financing section of the consolidated statements of cash flows when settled and cross-currency swap agreements that did not include a financing element at inception were classified in the operating section.

Refer to Note 7 for information regarding the company’s derivative and hedging activities.

Reclassifications
Certain reclassifications have been made to conform the prior period consolidated financial statements and notes to the current period presentation, including reclassifications related to the company’s adoption of a new accounting standard related to noncontrolling interests.

Changes in Accounting Standards
Business Combinations
On January 1, 2009, the company adopted a new accounting standard which changes the accounting for business combinations in a number of significant respects. The key changes include the expansion of transactions that qualify as business combinations, the capitalization of IPR&D as an indefinite-lived asset, the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition costs, the expensing of costs associated with restructuring the acquired company, the recognition of contingent consideration at fair value on the acquisition date, the recognition of post-acquisition date changes in deferred tax asset valuation allowances and acquired income tax uncertainties as income tax expense or benefit, and the expansion of disclosure requirements. This standard was applicable for acquisitions made by the company on or after January 1, 2009, including the April 2009 consolidation of Sigma International General Medical Apparatus, LLC (SIGMA) and the August 2009 acquisition of certain assets of Edwards Lifesciences Corporation (Edwards CRRT) related to the hemofiltration business, also known as Continuous Renal Replacement Therapy (CRRT). Refer to Note 4 for further information regarding SIGMA and Edwards CRRT.

Noncontrolling Interests
On January 1, 2009, the company adopted a new accounting standard which changes the accounting and reporting of noncontrolling interests (historically referred to as minority interests). The standard requires that noncontrolling interests be presented in the consolidated balance sheets within equity, but separate from Baxter shareholders’ equity, and that the amount of consolidated net income attributable to Baxter and to the noncontrolling interests be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Upon a loss of control the interest sold, as well as any interest retained, is measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, 100% of the assets and liabilities, including goodwill, are recognized at fair value as if the entire target company had been acquired. The new standard was applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for prior periods presented. Prior to the adoption of the new standard, the noncontrolling interests’ share of net income was included in other expense, net in the consolidated statements of income and the noncontrolling interests’ equity was included in other long-term liabilities in the consolidated balance sheets. The accounting related provisions of the new accounting standard did not have a material impact on the consolidated financial statements.

Revenue Recognition
In October 2009, the Financial Accounting Standards Board (FASB) issued two updates to the Accounting Standards Codification related to revenue recognition. The first update eliminates the requirement that all undelivered elements in an arrangement with multiple deliverables have objective and reliable evidence of fair value before revenue can be recognized for items that have been delivered. The update also no longer allows use of the residual method when allocating consideration to deliverables. Instead, arrangement consideration is to be allocated to deliverables using the relative selling price method, applying a selling price hierarchy. VSOE of selling price should be used if it exists. Otherwise, TPE of selling price should be used. If neither VSOE nor TPE is available, the company’s best estimate of selling price should be used. The second update eliminates tangible products from the scope of software revenue recognition guidance when the tangible products contain software components and non-software components that function together to deliver the tangible products’ essential functionality. Both updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010, with prospective application for new or materially modified arrangements or retrospective application permitted. Early adoption is permitted. The same transition method and period of adoption must be used for both updates. The company adopted these updates in 2009, prospectively applying them to arrangements entered into or materially modified on or after January 1, 2009. The early adoption of these updates did not have a material impact on the company’s consolidated financial statements and did not result in a change in its previously reported quarterly consolidated financial statements.

Other
Refer to Note 6 for disclosures provided in connection with a new accounting and disclosure standard related to collaborative arrangements. Refer to Note 7 for disclosures provided in connection with a new disclosure standard related to derivative and hedging activities and the fair value of financial instruments. Refer to

Note 9 for disclosures provided in connection with a new disclosure standard related to defined benefit pension plan assets.

New Accounting Standards
Transfers of Financial Assets
In June 2009, the FASB issued a new accounting standard relating to the accounting for transfers of financial assets. The new standard eliminates the concept of a qualifying special-purpose entity and clarifies existing GAAP as it relates to determining whether a transferor has surrendered control over transferred financial assets. The standard limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements presented and/or when the transferor has continuing involvement with the transferred financial asset. The standard also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. It is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, with early adoption prohibited. The new standard will be applied prospectively, except for the disclosure requirements, which will be applied retrospectively for all periods presented. The new standard, which is effective for the company as of January 1, 2010, is not expected to have a material impact on the company’s consolidated financial statements.

Variable Interest Entities
In June 2009, the FASB issued a new standard that changes the consolidation model for VIEs. The new standard requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The standard expands the disclosure requirements for enterprises with a variable interest in a VIE. It is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009, with early adoption prohibited. The new standard, which is effective for the company as of January 1, 2010, is not expected to have material impact on the company’s consolidated financial statements.

NOTE 2
SUPPLEMENTAL FINANCIAL INFORMATION

Goodwill and Other Intangible Assets
Goodwill
The following is a summary of the activity in goodwill by segment.

		Medication
(in millions)	BioScience	Delivery	Renal	Total

December 31, 2007	$587	$948	$155	$1,690
Additions	11	13	8	32
CTA	(13)	(44)	(11)	(68)

December 31, 2008	585	917	152	1,654
Additions	—	89	29	118
CTA	10	37	6	53

December 31, 2009	$595	$1,043	$187	$1,825

Additional goodwill recognized in 2009 principally related to the consolidation of SIGMA within the Medication Delivery segment and the acquisition of Edwards CRRT within the Renal segment. See Note 4 for further information regarding SIGMA and Edwards CRRT. As of December 31, 2009, there were no accumulated goodwill impairment losses.

Other Intangible Assets, Net
Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with indefinite useful lives are not material to the company. The following is a summary of the company’s intangible assets subject to amortization.

	Developed technology,
(in millions)	including patents	Other	Total

December 31, 2009
Gross other intangible assets	$904	$125	$1,029
Accumulated amortization	(489)	(58)	(547)

Other intangible assets, net	$415	$67	$482

December 31, 2008
Gross other intangible assets	$777	$117	$894
Accumulated amortization	(444)	(67)	(511)

Other intangible assets, net	$333	$50	$383

The amortization expense for intangible assets was $63 million in 2009, $53 million in 2008 and $57 million in 2007. At December 31, 2009, the anticipated annual amortization expense for intangible assets recorded as of December 31, 2009 is $66 million in 2010, $62 million in 2011, $59 million in 2012, $56 million in 2013 and $52 million in 2014.

Other Long-Term Assets

as of December 31 (in millions)	2009	2008

Deferred income taxes	$1,095	$1,132
Insurance receivables	49	58
Other long-term receivables	66	87
Other	376	327

Other long-term assets	$1,586	$1,604

Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2009	2008

Accounts payable, principally trade	$807	$829
Income taxes payable	375	255
Deferred income taxes	482	265
Common stock dividends payable	174	161
Employee compensation and withholdings	494	478
Property, payroll and certain other taxes	201	177
Other	1,220	1,076

Accounts payable and accrued liabilities	$3,753	$3,241

Other Long-Term Liabilities

as of December 31 (in millions)	2009	2008

Pension and other employee benefits	$1,688	$1,595
Litigation reserves	45	63
Other	297	459

Other long-term liabilities	$2,030	$2,117

Net Interest Expense

years ended December 31 (in millions)	2009	2008	2007

Interest costs	$145	$165	$136
Interest costs capitalized	(28)	(17)	(12)

Interest expense	117	148	124
Interest income	(19)	(72)	(102)

Net interest expense	$98	$76	$22

Other Expense, Net

years ended December 31 (in millions)	2009	2008	2007

Equity method investments	$12	$14	$13
Foreign exchange	(51)	(29)	3
Securitization and factoring arrangements	11	19	14
Impairment charges	54	31	—
Gain on sale of Transfusion Therapies business, related charges and adjustments	—	(16)	(23)
Other	19	7	11

Other expense, net	$45	$26	$18

NOTE 3
SALE OF TRANSFUSION THERAPIES BUSINESS

On February 28, 2007, the company divested substantially all of the assets and liabilities of its Transfusion Therapies (TT) business to an affiliate of TPG Capital, L.P. (TPG) for $540 million. TPG acquired the net assets of the TT business, including its product portfolio of manual and automated blood-collection products and storage equipment, as well as five manufacturing facilities, and established the new company as Fenwal Inc. (Fenwal). Cash proceeds were $473 million, representing the $540 million net of certain items, principally international receivables that were retained by the company post-divestiture.

During 2007, the company recorded a net gain on the sale of the TT business of $58 million. Of the net cash proceeds, $52 million was allocated to transition agreements to provide post-divestiture manufacturing, distribution and support services to Fenwal because these agreements provide for below-market consideration for those services. In 2008, the company recorded an income adjustment to the gain of $16 million as a result of the finalization of the net assets transferred in the divestiture. In connection with the TT divestiture, the company recorded a $35 million charge in 2007 principally associated with severance and other employee-related costs. Reserve utilization through December 31, 2009 was $25 million. The reserve is expected to be substantially utilized by the end of 2010.

TT business sales included in the BioScience segment totaled $79 million in 2007 through the February 28 sale date. Post-divestiture revenue associated with the transition agreements with Fenwal totaled $74 million, $174 million and $144 million in 2009, 2008 and 2007, respectively. Included in the post-divestiture revenue were $3 million, $25 million and $23 million in 2009, 2008 and 2007, respectively, of deferred revenue related to the transition agreements, and as of December 31, 2009, substantially all of the deferred revenue has been recognized.

The gain on the sale of the TT business and the related charges and adjustments were recorded in other expense, net in the consolidated statements of income. These amounts along with the post-divestiture revenues were reported at the corporate headquarters level and were not allocated to a segment.

NOTE 4
ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

In 2009, 2008 and 2007, cash outflows related to the acquisitions of and investments in businesses and technologies totaled $156 million, $99 million and $112 million, respectively. The following are the more significant acquisitions and investments, including licensing agreements that require significant contingent milestone payments, entered into in 2009, 2008 and 2007.

2009
SIGMA
In April 2009, the company entered into an exclusive three-year distribution agreement with SIGMA covering the United States and international markets. The agreement, which enables Baxter to immediately provide SIGMA’s SPECTRUM large volume infusion pumps to customers, as well as future products under development, complements Baxter’s infusion systems portfolio and next generation technologies. The arrangement also included a 40% equity stake in SIGMA, and an option to purchase the remaining equity of SIGMA, exercisable at any time over a three-year term. The arrangement included a $100 million up-front payment and additional payments of up to $130 million for the exercise of the purchase option as well as for SIGMA’s achievement of specified regulatory and commercial milestones.

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

The following table summarizes the preliminary allocation of fair value related to the arrangement at the acquisition date.

(in millions)

Assets
Goodwill	$87
IPR&D	24
Other intangible assets	94
Purchase option (other long-term assets)	111
Other assets	30
Liabilities
Contingent payments	62
Other liabilities	25
Noncontrolling interests	159

The amount allocated to IPR&D is being accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The other intangible assets primarily relate to developed technology and are being amortized on a straight-line basis over an estimated average useful life of eight years. The fair value of the purchase option was estimated using the Black-Scholes model, and the fair value of the noncontrolling interests was estimated using a discounted cash flow model. The contingent payments of up to $70 million associated with SIGMA’s achievement of specified regulatory and commercial milestones were recorded at their estimated fair value of $62 million. As of December 31, 2009, the estimated fair value of the contingent payments was $59 million, with the change in the estimated fair value since inception principally due to Baxter’s payment of $5 million for the achievement of a commercial milestone in 2009. Other changes in the estimated fair value of the contingent payments are being recognized immediately in earnings. The results of operations and assets and liabilities of SIGMA are included in the Medication Delivery segment, and the goodwill is included in this reporting unit. The goodwill is deductible for tax purposes. The pro forma impact of the arrangement with SIGMA was not significant to the results of operations of the company.

Edwards CRRT
In August 2009, the company acquired Edwards CRRT. CRRT provides a method of continuous yet adjustable fluid removal that can gradually remove excess fluid and waste products that build up with the acute impairment of kidney function, and is usually administered in an intensive care setting in the hospital. The acquisition expands Baxter’s existing CRRT business into new markets. The purchase price of $56 million was primarily allocated to other intangible assets and goodwill. The identified intangible assets of $28 million consisted of customer relationships and developed technology and are being amortized on a straight-line basis over an estimated average useful life of eight years. The goodwill of $28 million is deductible for tax purposes. Baxter will pay Edwards up to an additional $9 million in purchase price based on revenue objectives which are expected to be achieved over the next two years, and such contingent purchase price was recorded at its estimated fair value on the acquisition date. The results of operations and assets and liabilities of Edwards CRRT are included in the Renal segment, and the goodwill is included in this reporting unit. The pro forma impact of the Edwards CRRT acquisition was not significant to the results of operations of the company.

2008 and 2007
In 2008 and 2007, the company recorded IPR&D charges of $19 million and $50 million, respectively, relating to up-front obligations for technology that had not received regulatory approval and had no alternative future use.

The IPR&D charge in 2008 principally related to an in-licensing agreement with Innocoll Pharmaceuticals Ltd. (Innocoll), a division of Innocoll, Inc., granting Baxter exclusive rights to market and distribute Innocoll’s gentamicin surgical implant in the United States.

The IPR&D charge in 2007 principally related to a collaboration for the development of a home hemodialysis (HD) machine, as further discussed below. The charge also included costs associated with an in-licensing agreement with Nycomed Pharma AS (Nycomed) that grants Baxter exclusive rights to market and distribute Nycomed’s TACHOSIL surgical patch in the United States; an amendment to the company’s exclusive R&D, license and manufacturing agreement with Nektar Therapeutics (Nektar), expanding its existing BioScience business relationship to include the use of Nektar’s proprietary PEGylation technology in the development of longer-acting forms of blood clotting proteins; and an in-licensing arrangement with Halozyme Therapeutics, Inc. (Halozyme) to apply Halozyme’s ENHANZE technology to the development of a subcutaneous route of administration for Baxter’s liquid formulation of IGIV (immune globulin intravenous).

In connection with the arrangements with Innocoll, Nycomed, Nektar and Halozyme, the company may be required to make additional payments of up to $220 million based on the successful completion of specified development, regulatory and sales milestones, in addition to, in certain cases, royalty payments on future sales of the related products. See Note 6 for further information regarding the company’s contingent milestone payment arrangements.

HHD/DEKA
In August 2007, the company entered into a collaboration with HHD, LLC (HHD) and DEKA Products Limited Partnership and DEKA Research and Development Corp. (collectively, DEKA) for the development of a home HD machine.

In connection with this Renal segment collaboration, the company purchased an option for $25 million to acquire the assets of HHD, and is reimbursing HHD for R&D services performed by DEKA, as well as other of HHD’s costs associated with developing the home HD machine. Pursuant to the option agreement with HHD, as amended, the company can exercise the option at any time between the effective date of the agreement and the earlier of U.S. Food and Drug Administration (FDA) approval of the product for home use or June 30, 2011. The company may be required to pay $18 million in advance of the exercise of the option, as specified in the amended agreement. Upon exercise of the option, the company would pay an additional $16 million (or $34 million in total to exercise the option), as well as additional payments of up to approximately $5 million based on contractual relationships between HHD and third parties. Because the company is the primary beneficiary of the risks and rewards of HHD’s activities, the company is consolidating the financial results of HHD from the date of the option purchase.

HHD’s assets and technology had not yet received regulatory approval and no alternative future use had been identified. In conjunction with the execution of the option agreement with HHD and the related payment of $25 million, the company recognized a net IPR&D charge of $25 million in 2007. The project was principally valued through discounted cash flow analysis, utilizing the income approach.

NOTE 5
INFUSION PUMP, EXIT AND OTHER CHARGES

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

Infusion Pump Charges
The company remains in active dialogue with the FDA regarding various matters with respect to the company’s COLLEAGUE infusion pumps, including the company’s remediation plan and reviews of the company’s facilities, processes and quality controls by the company’s outside expert pursuant to the requirements of the company’s Consent Decree. The outcome of these discussions with the FDA is uncertain and may impact the nature and timing of the company’s actions and decisions with respect to the COLLEAGUE pump. The company’s estimates of the costs related to these matters are based on the current remediation plan and information currently available. It is possible that substantial additional charges, including significant asset impairments, related to COLLEAGUE may be required in future periods, based on new information, changes in estimates, and modifications to the current remediation plan.

While the company continues to work to resolve the issues associated with COLLEAGUE infusion pumps, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of any other product may not be adversely affected, or that additional legislation or regulation will not be introduced that may adversely affect the company’s operations and consolidated financial statements.

COLLEAGUE and SYNDEO Infusion Pumps
The company recorded charges and other costs of $27 million, $125 million, $14 million, $94 million and $77 million in 2009, 2008, 2007, 2006 and 2005, respectively, related to issues associated with its COLLEAGUE and SYNDEO infusion pumps.

The company stopped shipment of COLLEAGUE infusion pumps in July 2005 in the United States. Following a number of Class I recalls (recalls at the highest priority level for the FDA) relating to the performance of the pumps, as well as the seizure litigation described in Note 11, the company entered into a Consent Decree in June 2006. Additional Class I recalls related to remediation and repair and maintenance activities were addressed by the company in 2007 and 2009. The Consent Decree provides for reviews of the company’s facilities, processes and controls by the company’s outside expert, followed by the FDA. In December 2007, following the outside expert’s review, the FDA conducted its inspection and remains in a dialogue with the company with respect to observations from its inspection as well as the validation of modifications to the pump required to remediate certain of the pumps.

Included in the 2005 charge was $4 million relating to asset impairments and $73 million for cash costs, representing an estimate of the cash expenditures for the materials, labor and freight costs expected to be incurred to remediate the design issues. Included in the 2006 charge was $3 million relating to asset impairments and $73 million for cash costs, which related to additional customer accommodations and adjustments to the previously established reserves for remediation costs based on further definition of the potential remediation requirements and the company’s experience remediating pumps outside of the United States. Also, in 2006, the company recorded an additional $18 million of expense, of which $7 million related to asset impairments and $11 million related to additional warranty and other commitments made to customers. The $14 million of costs recorded in 2007 represented changes in estimates relating to the previously established reserves for cash costs based on the company’s experience executing the remediation plan.

As a result of delays in the remediation plan, principally due to additional software modifications, validation, evaluation and testing required to remediate the pumps, and other changes in the estimated costs to execute the remediation plan, the company recorded a charge associated with the COLLEAGUE infusion pump of $53 million in the first quarter of 2008. This charge consisted of $39 million for cash costs and $14 million principally relating to asset impairments. The reserve for cash costs principally related to customer accommodations, including extended warranties, and other costs associated with these delays.

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

In 2009, the company recorded a charge of $27 million related to planned retirement costs associated with SYNDEO and additional costs related to the COLLEAGUE infusion pump. This charge consisted of $14 million for cash costs and $13 million related to asset impairments. The reserve for cash costs primarily related to customer accommodations and additional warranty costs.

The charges were recorded in cost of sales in the company’s consolidated statements of income, and were included in the Medication Delivery segment’s pre-tax income.

The following summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through December 31, 2009.

(in millions)

2005 and 2006 Charges	$157
Utilization in 2005 and 2006	(46)

December 31, 2006	111
Utilization	(55)
Adjustments	14

December 31, 2007	70
Charges	85
Utilization	(40)

December 31, 2008	115
Charges	14
Utilization	(30)

December 31, 2009	$99

The ultimate timing of the utilization of the reserves is uncertain.

Exit and Other Charges
2009 Cost Optimization Charge
In 2009, the company recorded a charge of $79 million related to costs associated with optimizing its overall cost structure on a global basis. The charge included severance costs and asset impairments associated with the discontinuation of certain insignificant products and projects, the termination of which will not have a material impact on the company’s future results of operations.

Included in the charge was $69 million of cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of less than 2% of the company’s workforce. Also included in the charge were asset impairments of $10 million, relating to inventory and fixed assets associated with discontinued products and projects.

Of the total charge, $30 million was recorded in cost of sales and $49 million was recorded in marketing and administrative expenses. The charge was recorded at the corporate level and was not allocated to a segment. Reserve utilization through December 31, 2009 was $5 million. The reserve is expected to be substantially utilized by the end of 2010.

SOLOMIX Drug Delivery System
During 2009, the company recorded a $54 million charge associated with the discontinuation of the company’s SOLOMIX drug delivery system in development based on technical issues which negatively impacted the expected profitability of the product. Substantially all of the charge related to asset impairments, principally to write off equipment intended to be used to manufacture the SOLOMIX drug delivery system. The charge was recorded in other expense, net in the company’s consolidated statement of income, and was included in the Medication Delivery segment’s pre-tax income.

CLEARSHOT Pre-Filled Syringes
During 2008, the company recorded a $31 million charge related to the company’s decision to discontinue its CLEARSHOT pre-filled syringe program based on management’s assessment of the market demand and expected profitability for this product. Substantially all of the charge related to asset impairments, principally to write off equipment used to manufacture the CLEARSHOT syringes. The charge was recorded in other expense, net in the company’s consolidated statement of income, and was included in the Medication Delivery segment’s pre-tax income.

2007 Restructuring Charge
In 2007, the company recorded a restructuring charge of $70 million principally associated with the consolidation of certain commercial and manufacturing operations outside of the United States. Based on a review of current and future capacity needs, the company decided to integrate several facilities to reduce the company’s cost structure and optimize operations, principally in the Medication Delivery segment. Included in the charge was $17 million related to asset impairments, principally to write down PP&E based on market data for the assets. Also included in the charge was $53 million for cash costs, principally pertaining to severance and other employee-related costs associated with the elimination of approximately 1% of the company’s total workforce. Reserve utilization related to the 2007 program was $22 million, $14 million and $5 million in 2009, 2008 and 2007, respectively. As of the end of 2009, the 2007 restructuring reserve has been substantially utilized.

2004 Restructuring Charge
In 2004, the company recorded a restructuring charge of $543 million principally associated with the company’s decision to implement actions to reduce the company’s overall cost structure and to drive sustainable improvements in financial performance. Included in the 2004 charge was $196 million relating to asset impairments, almost all of which was to write down PP&E. Also included in the 2004 charge was $347 million for cash costs, principally pertaining to severance and other employee-related costs. Reserve utilization related to the 2004 program was $5 million, $28 million and $22 million in 2009, 2008 and 2007, respectively. As of the end of 2009, the 2004 restructuring reserve has been substantially utilized.

NOTE 6
DEBT, CREDIT FACILITIES, AND COMMITMENTS AND CONTINGENCIES

Debt Outstanding
At December 31, 2009 and 2008, the company had the following debt outstanding.

as of December 31 (in millions)	Effective interest rate	[1]	2009	[2]	2008	[2]

4.75% notes due 2010	4.9%		$500		$499
Variable-rate loan due 2010	0.8%		180		177
Variable-rate loan due 2012	0.6%		157		155
4.0% notes due 2014	4.2%		350		—
4.625% notes due 2015	4.8%		641		675
5.9% notes due 2016	6.0%		615		661
5.375% notes due 2018	5.5%		499		499
4.5% notes due 2019	4.7%		498		—
6.625% debentures due 2028	6.7%		136		154
6.25% notes due 2037	6.3%		499		499
Other	—		47		49

Total debt and capital lease obligations			4,122		3,368
Current portion			(682)		(6)

Long-term portion			$3,440		$3,362

[1]	Excludes the effect of related interest rate swaps, as applicable.

[2]	Book values include discounts, premiums and adjustments related to hedging instruments, as applicable.

In addition, as further discussed below, the company had short-term debt totaling $29 million at December 31, 2009 and $388 million at December 31, 2008.

Significant Debt Issuances
In February 2009, the company issued $350 million of senior unsecured notes, maturing in March 2014 and bearing a 4.0% coupon rate. In August 2009, the company issued $500 million of senior unsecured notes, maturing in August 2019 and bearing a 4.5% coupon rate. In May 2008, the company issued $500 million of senior unsecured notes, maturing in June 2018 and bearing a 5.375% coupon rate. In December 2007, the company issued $500 million of senior unsecured notes, maturing in December 2037, and bearing a 6.25% coupon rate. The notes are redeemable, in whole or in part, at the company’s option, subject to a make-whole redemption premium. In addition, during 2008, the company issued commercial paper, of which $200 million was outstanding as of December 31, 2008, with a weighted-average interest rate of 2.55%. There was no commercial paper outstanding as of December 31, 2009.

The net proceeds of the debt issuances noted above were used for general corporate purposes, including the repayment of $200 million of outstanding commercial paper in 2009 and for the settlement of cross-currency swaps in 2008. See Note 7 for further information regarding the settlement of cross-currency swaps. The debt instruments include certain covenants, including restrictions relating to the company’s creation of secured debt.

Future Minimum Lease Payments and Debt Maturities

		Debt maturities
	Operating	and capital
as of and for the years ended December 31 (in millions)	leases	leases

2010	$163	$682
2011	138	7
2012	115	161
2013	100	4
2014	92	358
Thereafter	194	2,867

Total obligations and commitments	802	4,079
Interest on capital leases, discounts and premiums, and adjustments relating to hedging instruments	n/a	43

Long-term debt and lease obligations	$802	$4,122

Credit Facilities
The company had $2.8 billion of cash and equivalents at December 31, 2009. The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in December 2011. As of December 31, 2009, there were no outstanding borrowings under this facility. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $435 million at December 31, 2009, which matures in January 2013. As of December 31, 2009, there were no outstanding borrowings under this facility. As of December 31, 2008, there was $164 million outstanding under this facility, which was repaid in 2009. The company’s facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At December 31, 2009, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

The company also maintains other credit arrangements, which totaled $454 million at December 31, 2009 and $409 million at December 31, 2008. Borrowings outstanding under these facilities totaled $29 million at December 31, 2009 and $24 million at December 31, 2008.

Leases
The company leases certain facilities and equipment under capital and operating leases expiring at various dates. The leases generally provide for the company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Most of the operating leases contain renewal options. Operating lease rent expense was $172 million in 2009, $161 million in 2008 and $157 million in 2007.

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

New Product Development Arrangements
The company’s joint new product development and commercialization arrangements generally provide that Baxter license certain rights to manufacture, market or distribute a specified technology or product under development. Baxter’s consideration for the rights generally consists of some combination of up-front payments, ongoing R&D cost reimbursements, royalties, and contingent payments relating to the achievement of specified pre-clinical, clinical, regulatory approval or sales milestones. Joint steering committees often exist to manage the various stages and activities of the arrangement. Control over the R&D activities may be shared or may be performed by Baxter. Baxter generally controls the commercialization phase, sometimes purchasing raw materials from the collaboration partner.

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

Payments to collaborative partners classified in cost of sales were not significant in 2009, 2008 and 2007. Payments to collaborative partners classified in R&D expense were 6%, 7% and 8% of total R&D expense in 2009, 2008 and 2007, respectively. The payments principally related to the development of tissue repair products, longer-acting forms of blood clotting proteins to treat hemophilia and a home HD device.

Commercial Product Arrangements
The company’s commercial product collaborative arrangements generally provide for a sharing of manufacturing, marketing or distribution activities between Baxter and the partner, along with a sharing of the related profits. The nature and split of the shared activities varies, sometimes split by type of activity and sometimes split by geographic area.

The entity that invoices the third-party customer is generally the principal and primary obligor in the arrangement and therefore records the invoiced amount as a sale. Cost-sharing payments are generally recorded in cost of sales. Baxter’s payments to partners under these types of arrangements were less than 1% of total cost of sales in 2009, 2008 and 2007.

Other Commitments and Contingencies
Joint Development and Commercialization Arrangements
In addition to the new product development arrangements discussed above, the company has entered into certain other arrangements which include contingent milestone payments. At December 31, 2009, the company’s unfunded milestone payments associated with all of its arrangements totaled $812 million. This total excludes any contingent royalties. Based on the company’s projections, any contingent payments made in the future will be more than offset over time by the estimated net future cash flows relating to the rights acquired for those payments. The majority of the contingent payments relate to arrangements in the BioScience segment. Included in the total are contingent milestone payments of $220 million relating to arrangements entered into during 2008 and 2007 that are discussed in Note 4. Aside from the items discussed in Note 4, significant collaborations relate to the development of hard and soft tissue-repair products to position the company to enter the orthobiologic market, the development of longer-acting forms of blood clotting proteins to treat hemophilia A and other arrangements.

Indemnifications
During the normal course of business, Baxter makes indemnities, commitments and guarantees pursuant to which the company may be required to make payments related to specific transactions. Indemnifications include: (i) intellectual property indemnities to customers in connection with the use, sales or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under Baxter’s Amended and Restated Certificate of Incorporation, and consistent with Delaware General Corporation Law, the company has agreed to indemnify its directors and officers for certain losses and expenses upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that the company could be obligated to make. To help address some of these risks, the company maintains various insurance coverages. Based on historical experience and evaluation of the agreements, the company does not believe that any significant payments related to its indemnifications will result, and therefore the company has not recorded any associated liabilities.

Legal Contingencies
Refer to Note 11 for a discussion of the company’s legal contingencies.

NOTE 7
FINANCIAL INSTRUMENTS AND RELATED FAIR VALUE MEASUREMENTS

Receivable Securitizations
Where economical, the company has entered into agreements with various financial institutions in which the entire interest in and ownership of the receivable is sold, principally consisting of trade receivables originated in Japan. The company had also entered into agreements in which undivided interests in certain pools of receivables were sold, principally consisting of hardware lease receivables originated in the United States and trade receivables originated in Europe.

In November 2007, the company purchased the third party interest in the previously sold receivables under the company’s European securitization facility, resulting in a net cash outflow of $157 million, consisting of $225 million of receivables and $68 million of retained interests. The $157 million net cash outflow was classified as an investing activity in the consolidated statement of cash flows. Subsequent cash collections from customers relating to these receivables are also classified in the investing section of the consolidated statements of cash flows, and totaled $14 million, $46 million and $161 million for the years ended 2009, 2008 and 2007, respectively. The European facility matured in November 2007 and was not renewed.

The U.S. securitization facility matured in December 2007 and was not renewed. The company continues to service the receivables in its Japanese securitization arrangements. Servicing assets or liabilities are not recognized because the company receives adequate compensation to service the sold receivables. The Japanese securitization arrangement includes limited recourse provisions, which are not material.

The securitization arrangements resulted in net cash outflows of $7 million, $3 million and $240 million (of which $225 million was classified as an investing activity and $15 million as an operating activity in the consolidated statement of cash flows) in 2009, 2008 and 2007, respectively. A summary of the securitization activity is as follows.

as of and for the years ended December 31 (in millions)	2009	2008	2007

Sold receivables at beginning of year	$154	$129	$348
Proceeds from sales of receivables	535	467	1,395
Purchase of interest in receivables in the European securitization facility	—	—	(225)
Cash collections (remitted to the owners of the receivables)	(542)	(470)	(1,410)
Foreign exchange	—	28	21

Sold receivables at end of year	$147	$154	$129

The net gains and losses relating to the sales of receivables were immaterial for each year.

Concentrations of Risk
The company invests excess cash in certificates of deposit or money market funds and diversifies the concentration of cash among different financial institutions. With respect to financial instruments, where appropriate, the company has diversified its selection of counterparties, and has arranged collateralization and master-netting agreements to minimize the risk of loss.

While the current economic downturn has not meaningfully impacted the company’s ability to collect receivables, the company continues to do business with certain foreign governments which have recently experienced credit rating downgrades and may become unable to pay for our products or services.

Foreign Currency and Interest Rate Risk Management
The company operates on a global basis and is exposed to the risk that its earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. The company’s hedging policy attempts to manage these risks to an acceptable level based on the company’s judgment of the appropriate trade-off between risk, opportunity and costs.

The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, Japanese Yen, British Pound, Australian Dollar, Canadian Dollar, Brazilian Real and Colombian Peso. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from foreign exchange. Market volatility and currency fluctuations may reduce the benefits of the company’s natural hedges and limit the company’s ability to cost-effectively hedge these exposures.

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

The notional amounts of foreign exchange contracts, cross-currency swaps (used to hedge U.S. Dollar-denominated debt issued by a foreign subsidiary) and interest rate contracts were $1.2 billion, $500 million and $200 million, respectively, as of December 31, 2009.

The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2009 is 12 months.

Fair Value Hedges
The company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These instruments hedge the company’s earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.

The total notional amount of interest rate contracts designated as fair value hedges was $1.6 billion as of December 31, 2009.

Dedesignations
In 2009, the company terminated $500 million of its interest rate contracts, resulting in a net gain of $10 million that was deferred in AOCI.

Undesignated Derivative Instruments
The company uses forward contracts to hedge earnings from the effects of foreign exchange relating to certain of the company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.

The total notional amount of undesignated derivative instruments was $222 million as of December 31, 2009.

Gains and Losses on Derivative Instruments
The following tables summarize the income statement classification and gains and losses on the company’s derivative instruments for the year ended December 31, 2009.

			Gain (loss)
		Location of gain	reclassified from
	Gain (loss)	(loss) in the income	AOCI into the
(in millions)	recognized in OCI	statement	income statement

Cash flow hedges
Interest rate contracts	$78	Net interest expense	$(3)
Foreign exchange contracts	(3)	Net sales	5
Foreign exchange contracts	(53)	Cost of sales	43
Foreign exchange contracts	(42)	Other expense, net	(28)

Total	$(20)		$17

	Location of loss in	Loss recognized in
(in millions)	the income statement	the income statement

Fair value hedges
Interest rate contracts	Net interest expense	$(80)

Undesignated derivative instruments
Foreign exchange contracts	Other expense, net	$(47)

The net loss recognized in OCI for cash flow hedges resulted in a tax benefit of $1 million that is not reflected in the table above. For the company’s fair value hedges, equal and offsetting gains of $80 million were recognized in net interest expense in 2009 as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the year ended December 31, 2009 was not material.

The following table summarizes net-of-tax activity in AOCI, a component of shareholders’ equity, related to the company’s cash flow hedges.

as of and for the years ended December 31 (in millions)	2009	2008	2007

Accumulated other comprehensive income (loss) balance at beginning of year	$39	$14	$(9)
(Loss) gain in fair value of derivatives during the year	(19)	93	(43)
Amount reclassified to earnings during the year	(17)	(68)	66

Accumulated other comprehensive income balance at end of year	$3	$39	$14

As of December 31, 2009, $10 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments
The following table summarizes the classification and fair value amounts of derivative instruments reported in the consolidated balance sheet as of December 31, 2009.

	Derivatives in asset positions		Derivatives in liability positions
		Fair		Fair
(in millions)	Balance sheet location	value	Balance sheet location	value

Derivative instruments designated as hedges
Interest rate contracts	Prepaid expenses and other	$25	Other long-term liabilities	$1
Interest rate contracts	Other long-term assets	60
Foreign exchange contracts	Prepaid expenses and other	20	Accounts payable and accrued liabilities	112

Total derivative instruments designated as hedges		$105		$113

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$—

Total derivative instruments		$105		$113

Hedges of Net Investments in Foreign Operations
In 2008, the company terminated its remaining net investment hedge portfolio and no longer has any outstanding net investment hedges. The company historically hedged the net assets of certain of its foreign operations using a combination of foreign currency denominated debt and cross-currency swaps. In 2004, the company reevaluated its net investment hedge strategy and elected to reduce the use of these instruments as a risk management tool. As part of the change in strategy, the company executed offsetting, or mirror, cross-currency swaps relating to over half of the existing portfolio that effectively fixed the net amount that the company would ultimately pay to settle the cross-currency swap agreements subject to this strategy. The net after-tax losses related to net investment hedge instruments recorded in OCI were $33 million and $48 million in 2008 and 2007, respectively.

When the cross-currency swaps were settled, the cash flows were reported within the financing section of the consolidated statement of cash flows. When the mirror swaps were settled, the cash flows were reported in the operating section of the consolidated statement of cash flows. Of the $528 million of net settlement payments in 2008, $540 million of cash outflows were included in the financing section and $12 million of cash inflows were included in the operating section. Of the $334 million of settlement payments in 2007, $303 million of cash outflows were included in the financing section and $31 million of cash outflows were included in the operating section.

Fair Value Measurements
On January 1, 2008, the company adopted a new accounting standard relating to assets and liabilities that are measured at fair value on a recurring basis. The standard clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On January 1, 2009, the company completed the adoption of the accounting standard for fair value measurements as it related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis.

The fair value hierarchy under the accounting standard for fair value measurements consists of the following three levels:

•	Level 1 — Quoted prices in active markets that the company has the ability to access for identical assets or liabilities;

•	Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market; and

•	Level 3 — Valuations using significant inputs that are unobservable in the market and include the use of judgment by the company’s management about the assumptions market participants would use in pricing the asset or liability.

The following table summarizes the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated balance sheets.

		Basis of fair value measurement
		Quoted prices in
		active markets for	Significant other	Significant
	Balance at	identical assets	observable inputs	unobservable inputs
(in millions)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$20	$—	$20	$—
Interest rate hedges	85	—	85	—
Equity securities	13	13	—	—

Total assets	$118	$13	$105	$—

Liabilities
Foreign currency hedges	$112	$—	$112	$—
Interest rate hedges	1	—	1	—
Contingent payments related to SIGMA	59	—	—	59

Total liabilities	$172	$—	$113	$59

		Basis of fair value measurement
		Quoted prices in
		active markets for	Significant other	Significant
	Balance at	identical assets	observable inputs	unobservable inputs
(in millions)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$148	$—	$148	$—
Interest rate hedges	140	—	140	—
Equity securities	14	14	—	—

Total assets	$302	$14	$288	$—

Liabilities
Foreign currency hedges	$77	$—	$77	$—
Interest rate hedges	43	—	43	—

Total liabilities	$120	$—	$120	$—

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The majority of the derivatives entered into by the company are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs are considered observable and vary depending on the type of derivative, and include contractual terms, interest rate yield curves, foreign exchange rates and volatility. The contingent payments are valued using a discounted cash flow technique that reflects management’s expectations about probability of payment.

Refer to Note 4 for further information regarding changes in fair value of the contingent payments related to SIGMA. Refer to Note 9 for fair value disclosures related to the company’s pension plans.

As discussed further in Note 5, the company recorded asset impairment charges related to SYNDEO, SOLOMIX and its cost optimization efforts in 2009. As the assets had no alternative use and no salvage value, the fair value, measured using significant unobservable inputs (Level 3), was assessed to be zero.

Book Values and Fair Values of Financial Instruments
In addition to the financial instruments that the company is required to recognize at fair value on the consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the value recognized on the consolidated balance sheets and the approximate fair value.

			Approximate
	Book values		fair values
as of December 31 (in millions)	2009	2008	2009	2008

Assets
Long-term insurance receivables	$49	$58	$47	$54
Cost basis investments	31	20	31	20
Liabilities
Short-term debt	29	388	29	388
Current maturities of long-term debt and lease obligations	682	6	697	6
Other long-term debt and lease obligations	3,440	3,362	3,568	3,409
Long-term litigation liabilities	45	63	44	60

The estimated fair values of insurance receivables and long-term litigation liabilities were computed by discounting the expected cash flows based on currently available information, which in many cases does not include final orders or settlement agreements. The discount factors used in the calculations reflect the non-performance risk of the insurance providers and the company, respectively. The estimated fair values of current and long-term debt and lease obligations were computed by multiplying price by the notional amount of the respective debt instrument. Price is calculated using the stated terms of the respective debt instrument and yield curves commensurate with the company’s credit risk. In determining the fair value of cost method investments, the company takes into consideration recent transactions, as well as the financial information of the investee. The carrying values of the other financial instruments approximate their fair values due to the short-term maturities of most of these assets and liabilities.

NOTE 8
COMMON AND PREFERRED STOCK

Stock-Based Compensation
The company’s stock-based compensation generally includes stock options, performance share units (PSUs), restricted stock units (RSUs) and purchases under employee stock purchase plans. Shares issued relating to the company’s stock-based plans are generally issued out of treasury stock. As of December 31, 2009, approximately 28 million authorized shares are available for future awards under the company’s stock-based compensation plans. The following is a summary of the company’s significant stock compensation plans.

Stock Compensation Expense
Stock compensation expense recognized in the consolidated statements of income was $140 million, $146 million and $136 million in 2009, 2008 and 2007, respectively. The related tax benefit recognized was $40 million, $46 million and $46 million in 2009, 2008 and 2007, respectively.

Stock compensation expense is recorded at the corporate level and is not allocated to a segment. Approximately three-quarters of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of sales and R&D expenses. Costs capitalized in the consolidated balance sheet at December 31, 2009 were not significant.

Stock compensation expense is based on awards expected to vest, and therefore has been reduced by estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Stock Options
Stock options are granted to employees and non-employee directors with exercise prices at least equal to 100% of the market value on the date of grant. Beginning in 2007, stock options granted generally vest in one-third increments over a three-year period. Options granted prior to 2007 generally cliff-vest 100% three years from the grant date. Stock options granted to non-employee directors generally cliff-vest 100% one year from the grant date. Stock options granted typically have a contractual term of 10 years. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period.

The fair value of stock options is determined using the Black-Scholes model. The weighted-average assumptions used in estimating the fair value of stock options granted during each year, along with the weighted-average grant-date fair values, were as follows.

years ended December 31	2009	2008	2007

Expected volatility	30%	24%	23%
Expected life (in years)	4.5	4.5	4.5
Risk-free interest rate	1.8%	2.4%	4.5%
Dividend yield	2.0%	1.5%	1.2%
Fair value per stock option	$12	$12	$13

The company’s expected volatility assumption is based on an equal weighting of the historical volatility of Baxter’s stock and the implied volatility from traded options on Baxter’s stock. The expected life assumption is primarily based on the vesting terms of the stock option, historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield reflects historical experience as well as future expectations over the expected life of the option.

The following table summarizes stock option activity for the year ended December 31, 2009 and stock option information at December 31, 2009.

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
(options and aggregate intrinsic values in thousands)	Options	price	(in years)	value

Outstanding at January 1, 2009	44,027	$44.13
Granted	6,885	52.45
Exercised	(6,368)	38.45
Forfeited	(1,405)	53.45

Outstanding at December 31, 2009	43,139	$46.00	5.7	$549,542

Vested or expected to vest as of December 31, 2009	42,265	$45.83	5.7	$545,320

Exercisable at December 31, 2009	29,684	$42.26	4.5	$488,259

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last trading day of the year. The total intrinsic value of options exercised was $108 million, $328 million and $294 million in 2009, 2008 and 2007, respectively.

As of December 31, 2009, $78 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.7 years.

PSUs
In 2007, the company restructured its annual equity awards stock compensation program for senior management to include PSUs with market-based conditions rather than RSUs. This change reflects the company’s view that as senior management has more responsibility for the company’s performance, the payout of a portion of their equity awards should be completely “at-risk”. The company also changed the overall mix of stock compensation, from a weighting of 70% stock options and 30% RSUs, to 50% stock options and 50% PSUs. The mix of stock options was adjusted downward in order to reflect the market shift away from stock options in favor of alternative performance-based awards. Certain members of senior management received a one-time transitional award of RSUs in 2007 as part of their annual equity awards.

The payout resulting from the vesting of the PSUs is based on Baxter’s growth in shareholder value versus the growth in shareholder value of the healthcare companies in Baxter’s peer group during the three-year performance period commencing with the year in which the PSUs are granted. Depending on Baxter’s growth in shareholder value relative to the peer group, a holder of PSUs is entitled to receive a number of shares of common stock equal to a percentage, ranging from 0% to 200%, of the PSUs granted. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period.

The fair value of PSUs is determined using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award. The assumptions used in estimating the fair value of PSUs granted during each year, along with the fair values, were as follows.

years ended December 31	2009	2008	2007

Expected volatility	25%	20%	18%
Peer group volatility	20%-59%	12%-37%	13%-39%
Correlation of returns	0.30-0.61	0.12-0.40	0.09-0.34
Risk-free interest rate	1.6%	1.9%	4.5%
Fair value per PSU	$65	$67	$67

The company granted approximately 580,000, 650,000 and 780,000 PSUs in 2009, 2008 and 2007, respectively. Pre-tax unrecognized compensation cost related to all unvested PSUs of $32 million at December 31, 2009 is expected to be recognized as expense over a weighted-average period of 1.6 years.

The following table summarizes nonvested PSU activity for the year ended December 31, 2009.

		Weighted-
		average
		grant-date
(share units in thousands)	Share units	fair value

Nonvested PSUs at January 1, 2009	1,370	$66.74
Granted	582	65.37
Vested	(717)	66.71
Forfeited	(111)	66.27

Nonvested PSUs at December 31, 2009	1,124	$66.10

RSUs
The company periodically grants RSUs to employees and non-employee directors for recognition and retention purposes. RSUs principally vest in one-third increments over a three-year period. However, awards for non-employee directors vest one year from the grant date. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period. Prior to 2007, the company granted restricted stock to non-employee directors, which also vested one year from the grant date.

The fair value of RSUs is determined based on the number of shares granted and the quoted price of the company’s common stock on the date of grant.

The following table summarizes nonvested RSU activity for the year ended December 31, 2009.

		Weighted-
		average
		grant-date
(share units in thousands)	Share units	fair value

Nonvested RSUs at January 1, 2009	655	$50.19
Granted	112	52.51
Vested	(368)	44.21
Forfeited	(32)	55.58

Nonvested RSUs at December 31, 2009	367	$56.41

As of December 31, 2009, $9 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 1.9 years. The weighted-average grant-date fair value of RSUs in 2009, 2008 and 2007 was $52.51, $62.55 and $52.41, respectively. The fair value of RSUs and restricted stock vested in 2009, 2008 and 2007 was $19 million, $34 million and $26 million, respectively.

Employee Stock Purchase Plans
Nearly all employees are eligible to participate in the company’s employee stock purchase plans (ESPPs). Effective January 1, 2008, the ESPPs were amended and restated as a result of the company’s periodic reassessment of the nature and level of employee benefits.

For subscriptions beginning on or after January 1, 2008, the employee purchase price is 85% of the closing market price on the purchase date. For subscriptions that began on or after April 1, 2005 through the end of 2007, the employee purchase price was 95% of the closing market price on the purchase date.

No compensation expense was recognized for subscriptions that began on or after April 1, 2005 through the end of 2007. The company is recognizing compensation expense relating to subscriptions beginning on or after January 1, 2008.

During 2009, 2008 and 2007, the company issued approximately 875,000, 727,000 and 193,000 shares, respectively, under employee stock purchase plans. The number of shares under subscription at December 31, 2009 totaled approximately 1.4 million.

Realized Excess Income Tax Benefits and the Impact on the Statement of Cash Flows
Realized excess tax benefits associated with stock compensation are presented in the consolidated statement of cash flows as an outflow within the operating section and an inflow within the financing section. Realized excess tax benefits from stock-based compensation were $96 million in 2009 and $112 million in 2008. No income tax benefits were realized from stock-based compensation during 2007. The company uses the alternative transition method for calculating the tax effects of stock-based compensation, and applies the tax law ordering approach.

Stock Repurchase Programs
As authorized by the board of directors, the company repurchases its stock from time to time depending on the company’s cash flows, net debt level and market conditions. The company purchased 23 million shares for $1.2 billion in 2009, 32 million shares for $2.0 billion in 2008 and 34 million shares for $1.9 billion in 2007. In March 2008, the board of directors authorized the repurchase of up to $2.0 billion of the company’s common stock. There is no remaining availability under the March 2008 authorization as of December 31, 2009. In July 2009, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock. At December 31, 2009, $1.95 billion remained available under the July 2009 authorization.

Cash Dividends
Beginning in 2007, the company converted from an annual to a quarterly dividend and increased the dividend by 15% on an annualized basis, to $0.1675 per share per quarter. In November 2007, the board of directors declared a quarterly dividend of $0.2175 per share ($0.87 per share on an annualized basis), representing an increase of 30% over the previous quarterly rate. In November 2008, the board of directors declared a quarterly dividend of $0.26 per share ($1.04 per share on an annualized basis), representing an increase of 20% over the previous quarterly rate. In November 2009, the board of directors declared a quarterly dividend of $0.29 per share ($1.16 per share on an annualized basis), which was paid on January 5, 2010 to shareholders of record as of December 10, 2009. This dividend represented an increase of 12% over the previous quarterly rate of $0.26 per share.

NOTE 9
RETIREMENT AND OTHER BENEFIT PROGRAMS

The company sponsors a number of qualified and nonqualified pension plans for eligible employees. The company also sponsors certain unfunded contributory healthcare and life insurance benefits for substantially all domestic retired employees.

As required by a new accounting standard, on December 31, 2008, the company changed the measurement date for its defined benefit pension and other postemployment benefit (OPEB) plans from September 30 to December 31, the company’s fiscal year-end. The company elected to use the 15-month remeasurement approach, whereby a net-of-tax decrease to retained earnings of $27 million was recognized on December 31, 2008 equal to three-fifteenths of the net cost determined for the period from September 30, 2007 to December 31, 2008. The adjustment resulted in a net-of-tax increase to AOCI of $12 million. The remaining twelve-fifteenths of the net cost was recognized as expense in 2008 as part of the net periodic benefit cost.

Reconciliation of Pension and OPEB Plan Obligations, Assets and Funded Status
The benefit plan information in the table below pertains to all of the company’s pension and OPEB plans, both in the United States and in other countries.

	Pension benefits		OPEB
as of and for the years ended December 31 (in millions)	2009	2008	2009	2008

Benefit obligations
Beginning of period	$3,475	$3,307	$477	$479
Effect of eliminating early measurement date	—	39	—	3
Service cost	87	86	5	5
Interest cost	219	202	30	30
Participant contributions	8	8	13	12
Actuarial loss (gain)	268	53	24	(17)
Benefit payments	(151)	(153)	(33)	(35)
Foreign exchange and other	59	(67)	(10)	—

End of period	3,965	3,475	506	477

Fair value of plan assets
Beginning of period	2,381	2,998	—	—
Effect of eliminating early measurement date	—	33	—	—
Actual return on plan assets	377	(744)	—	—
Employer contributions	170	287	20	23
Participant contributions	8	8	13	12
Benefit payments	(151)	(153)	(33)	(35)
Foreign exchange and other	37	(48)	—	—

End of period	2,822	2,381	—	—

Funded status at December 31	$(1,143)	$(1,094)	$(506)	$(477)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$20	$7	$—	$—
Current liability	(16)	(15)	(25)	(25)
Noncurrent liability	(1,147)	(1,086)	(481)	(452)

Net liability recognized at December 31	$(1,143)	$(1,094)	$(506)	$(477)

Accumulated Benefit Obligation Information
The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of the company’s pension plans was $3.6 billion and $3.0 billion at the 2009 and 2008 measurement dates, respectively.

The information in the funded status table above represents the totals for all of the company’s pension plans. The following is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

(in millions)	2009	2008

ABO	$3,392	$3,017
Fair value of plan assets	2,520	2,168

The following is information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets, and are therefore also included in the table directly above).

(in millions)	2009	2008

PBO	$3,845	$3,424
Fair value of plan assets	2,682	2,323

Expected Net Pension and OPEB Plan Payments for the Next 10 Years

	Pension
(in millions)	benefits	OPEB

2010	$162	$25
2011	168	28
2012	184	30
2013	196	31
2014	212	32
2015 through 2019	1,281	180

Total expected net benefit payments for next 10 years	$2,203	$326

The expected net benefit payments above reflect the company’s share of the total net benefits expected to be paid from the plans’ assets (for funded plans) or from the company’s assets (for unfunded plans). The total expected OPEB benefit payments for the next ten years are net of approximately $56 million of expected federal subsidies relating to the Medicare Prescription Drug, Improvement and Modernization Act, including $3 million, $4 million, $5 million, $5 million and $5 million in each of the years 2010, 2011, 2012, 2013 and 2014, respectively.

Amounts Recognized in AOCI
The pension and OPEB plans’ gains or losses, prior service costs or credits, and transition assets or obligations not yet recognized in net periodic benefit cost are recognized on a net-of-tax basis in AOCI and will be amortized from AOCI to net periodic benefit cost in the future. The following is a summary of the pre-tax losses included in AOCI at December 31, 2009 and December 31, 2008.

	Pension
(in millions)	benefits	OPEB

Actuarial loss	$1,731	$75
Prior service cost (credit) and transition obligation	4	(15)

Total pre-tax loss recognized in AOCI at December 31, 2009	$1,735	$60

Actuarial loss	$1,674	$52
Prior service cost (credit) and transition obligation	4	(7)

Total pre-tax loss recognized in AOCI at December 31, 2008	$1,678	$45

Refer to Note 1 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

years ended December 31 (in millions)	2009	2008	2007

(Charge) credit arising during the year, net of tax (benefit) expense of ($53) in 2009, ($348) in 2008 and $106 in 2007	$(116)	$(641)	$200
Amortization of loss to earnings, net of tax benefit of $35 in 2009, $29 in 2008 and $38 in 2007	62	50	66

Pension and other employee benefits (charge) credit	$(54)	$(591)	$266

The OCI activity for pension and OPEB plans related almost entirely to actuarial gains and losses. Activity relating to prior service costs and credits and transition obligations was insignificant.

Amounts Expected to be Amortized From AOCI to Net Periodic Benefit Cost in 2010

With respect to the AOCI balance at December 31, 2009, the following is a summary of the pre-tax amounts expected to be amortized to net periodic benefit cost in 2010.

(in millions)	Pension benefits	OPEB

Actuarial loss	$126	$2
Prior service cost (credit) and transition obligation	1	(7)

Total pre-tax amount expected to be amortized from AOCI to net pension and OPEB cost in 2010	$127	$(5)

Net Periodic Benefit Cost

years ended December 31 (in millions)	2009	2008	2007

Pension benefits
Service cost	$87	$86	$86
Interest cost	219	202	185
Expected return on plan assets	(250)	(230)	(216)
Amortization of net loss and other deferred amounts	99	79	97

Net periodic pension benefit cost	$155	$137	$152

OPEB
Service cost	$5	$5	$6
Interest cost	30	30	30
Amortization of prior service costs and other deferred amounts	(2)	—	5

Net periodic OPEB cost	$33	$35	$41

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	Pension benefits		OPEB
	2009	2008	2009	2008

Discount rate
U.S. and Puerto Rico plans	6.05%	6.50%	5.95%	6.50%
International plans	4.81%	5.17%	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	4.50%	4.50%	n/a	n/a
International plans	3.58%	3.57%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	7.00%	7.50%
Rate decreased to	n/a	n/a	5.00%	5.00%
by the year ended	n/a	n/a	2014	2014

The assumptions above, which were used in calculating the December 31, 2009 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2010.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	Pension benefits			OPEB
	2009	2008	2007	2009	2008	2007

Discount rate
U.S. and Puerto Rico plans	6.50%	6.35%	6.00%	6.50%	6.30%	6.00%
International plans	5.17%	5.10%	4.48%	n/a	n/a	n/a
Expected return on plan assets
U.S. and Puerto Rico plans	8.50%	8.50%	8.50%	n/a	n/a	n/a
International plans	7.44%	7.00%	7.50%	n/a	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	4.50%	4.50%	4.50%	n/a	n/a	n/a
International plans	3.57%	3.69%	3.64%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	7.50%	8.00%	9.00%
Rate decreased to	n/a	n/a	n/a	5.00%	5.00%	5.00%
by the year ended	n/a	n/a	n/a	2014	2014	2011

The company establishes the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on the company’s asset allocation), as well as an analysis of current market and economic information and future expectations. The company plans to continue to use an 8.50% assumption for its U.S. and Puerto Rico plans for 2010.

Effect of a One-Percent Change in Assumed Healthcare Cost Trend Rate on the OPEB Plan

	One percent		One percent
	increase		decrease
years ended December 31 (in millions)	2009	2008	2009	2008

Effect on total of service and interest cost components of OPEB cost	$4	$5	$4	$4
Effect on OPEB obligation	$58	$52	$49	$44

Pension Plan Assets
An investment committee of members of senior management is responsible for supervising, monitoring and evaluating the invested assets of the company’s funded pension plans. The investment committee, which meets at least quarterly, abides by documented policies and procedures relating to investment goals, targeted asset allocations, risk management practices, allowable and prohibited investment holdings, diversification, use of derivatives, the relationship between plan assets and benefit obligations, and other relevant factors and considerations.

The investment committee’s documented goals and guidelines include the following.

•	Ability to pay all benefits when due;

•	Targeted long-term performance expectations relative to applicable market indices, such as Standard & Poor’s, Russell, MSCI EAFE, and other indices;

•	Targeted asset allocation percentage ranges (summarized below), and periodic reviews of these allocations;

•	Diversification of assets among third-party investment managers, and by geography, industry, stage of business cycle and other measures;

•	Specified investment holding and transaction prohibitions (for example, private placements or other restricted securities, securities that are not traded in a sufficiently active market, short sales, certain derivatives, commodities and margin transactions);

•	Specified portfolio percentage limits on holdings in a single corporate or other entity (generally 5%, except for holdings in U.S. government or agency securities);

•	Specified average credit quality for the fixed-income securities portfolio (at least A- by Standard & Poor’s or A3 by Moody’s);

•	Specified portfolio percentage limits on foreign holdings; and

•	Periodic monitoring of investment manager performance and adherence to the Investment Committee’s policies.

Plan assets are invested using a total return investment approach whereby a mix of equity securities, debt securities and other investments are used to preserve asset values, diversify risk and exceed the planned benchmark investment return. Investment strategies and asset allocations are based on consideration of plan liabilities, the plans’ funded status and other factors, such as the plans’ demographics and liability durations. Investment performance is reviewed by the investment committee on a quarterly basis and asset allocations are reviewed at least annually.

Plan assets are managed in a balanced portfolio comprised of two major components: equity securities and fixed income securities. The target allocations for plan assets are 60 percent in equity securities and 40 percent in fixed income securities and other holdings. The documented policy includes an allocation range based on each individual investment type within the major components that allows for a variance from the target allocations of approximately 10 percentage points. Equity securities primarily include large-cap and mid-cap securities in the United States, common/collective trust funds, mutual funds, and partnership investments. Fixed income securities and other holdings primarily include cash, money market funds with an original maturity of three months or less, U.S. and foreign government and governmental agency issues, corporate bonds, municipal securities, derivative contracts and asset-backed securities.

The following table summarizes the bases used to measure the pension plan assets and liabilities that are carried at fair value on a recurring basis.

		Basis of fair value measurement
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	Balance at	identical assets	observable inputs	inputs
(in millions)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed income securities
Cash and cash equivalents	$97	$5	$92	$—
U.S. government and government agency issues	261	—	261	—
Corporate bonds	466	—	466	—
Equity securities
Common stock	1,210	1,209	1	—
Mutual funds	230	230	—	—
Common/collective trust funds	351	—	348	3
Partnership investments	144	—	—	144
Other holdings	63	—	61	2
Collateral held on loaned securities	332	—	332	—
Liabilities
Collateral to be paid on loaned securities	(332)	(173)	(159)	—

Fair value of pension plan assets	$2,822	$1,271	$1,402	$149

The following is a reconciliation of changes in fair value measurements that used significant unobservable inputs (Level 3).

		Common/collective	Partnership
(in millions)	Total	trust funds	investments	Other holdings

Balance at December 31, 2008	$143	$3	$138	$2
Actual return on plan assets still held at year end	3	—	3	—
Actual return on plan assets sold during the year	(3)	—	(3)	—
Purchases, sales and settlements	6	—	6	—

Balance at December 31, 2009	$149	$3	$144	$2

The assets and liabilities of the company’s pension plans are valued using the following valuation methods:

Investment category	Valuation methodology

Cash and cash equivalents	Values are based on cost, including the effects of foreign currency, which approximates fair value
U.S. government and government agency issues	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs
Corporate bonds	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs
Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges
Mutual funds	Values are based on the net asset value of the units held in the respective fund which are obtained from national and international exchanges
Common/collective trust funds	Values are based on the net asset value of the units held at year end
Partnership investments	Values are based on the estimated fair value of the participation by the company in the investment as determined by the general partner or investment manager of the respective partnership
Other holdings	The value of these assets vary by investment type, but primarily are determined by reputable pricing vendors, who use pricing matrices or models that use observable inputs
Collateral held on loaned securities	Values are based on the net asset value per unit of the fund in which the collateral is invested
Collateral to be paid on loaned securities	Values are based on the fair value of the underlying securities loaned on the valuation date

Expected Pension and OPEB Plan Funding
The company’s funding policy for its pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by the company, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. The company has no obligation to fund its principal plans in the United States and Puerto Rico in 2010. The company continually reassesses the amount and timing of any discretionary contributions. The company expects to make cash contributions to its pension plans of at least $335 million in 2010, which includes a $300 million discretionary cash contribution made to its pension plan in the United States in January 2010. The company expects to have net cash outflows relating to its OPEB plan of approximately $25 million in 2010.

The table below details the funded status percentage of the company’s pension plans as of December 31, 2009, including certain plans that are unfunded in accordance with the guidelines of the company’s funding policy outlined above. The table excludes the $300 million discretionary cash contribution made to the pension plan in the United States in January 2010.

	United States and
	Puerto Rico		International
	Qualified	Nonqualified	Funded	Unfunded
as of December 31, 2009 (in millions)	plans	plan	plans	plans	Total

Fair value of plan assets	$2,356	n/a	$466	n/a	$2,822
PBO	2,984	$145	599	$237	3,965
Funded status percentage	79%	n/a	78%	n/a	71%

The Pension Protection Act of 2006 (PPA) was signed into law on August 17, 2006. It is likely that the PPA will accelerate minimum funding requirements in the future.

Amendments to Defined Benefit Pension Plans
In 2006, the company amended its U.S. qualified defined benefit pension plan and U.S. qualified defined contribution plan, and in 2007, amended its Puerto Rico defined benefit pension plan, such that employees hired on or after the amendment dates are not eligible to participate in the pension plans but receive a higher level of company contributions in the defined contribution plans.

U.S. Defined Contribution Plan
Most U.S. employees are eligible to participate in a qualified defined contribution plan. Company contributions were $40 million in 2009, $36 million in 2008 and $26 million in 2007.

NOTE 10
INCOME TAXES

Income Before Income Tax Expense by Category

years ended December 31 (in millions)	2009	2008	2007

United States	$445	$262	$96
International	2,289	2,200	2,032

Income before income taxes	$2,734	$2,462	$2,128

Income Tax Expense

years ended December 31 (in millions)	2009	2008	2007

Current
United States
Federal	$67	$—	$7
State and local	(4)	2	1
International	189	155	273

Current income tax expense	252	157	281

Deferred
United States
Federal	186	174	196
State and local	24	29	24
International	57	77	(94)

Deferred income tax expense	267	280	126

Income tax expense	$519	$437	$407

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2009	2008

Deferred tax assets
Accrued expenses	$173	$190
Retirement benefits	570	549
Alternative minimum tax credit	67	71
Tax credits and net operating losses	254	433
Asset basis differences	—	46
Valuation allowances	(144)	(140)

Total deferred tax assets	920	1,149

Deferred tax liabilities
Subsidiaries’ unremitted earnings	177	159
Asset basis differences	31	—
Other	5	21

Total deferred tax liabilities	213	180

Net deferred tax asset	$707	$969

At December 31, 2009, the company had U.S. operating loss carryforwards totaling $14 million and foreign tax credit carryforwards totaling $84 million. The operating loss carryforwards expire between 2020 and 2022. The foreign tax credits principally expire in 2018. At December 31, 2009, the company had foreign net operating loss carryforwards totaling $554 million. Of this amount, $35 million expires in 2010, $7 million expires in 2011, $7 million expires in 2012, $12 million expires in 2013, $12 million expires in 2014, $5 million expires in 2015, $37 million expires after 2015 and $439 million has no expiration date. Realization of these operating loss and tax credit carryforwards depends on generating sufficient taxable income in future periods. A valuation allowance of $144 million and $140 million was recorded at December 31, 2009 and December 31, 2008, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards, as well as amortizable assets in loss entities, because the company does not believe it is more likely than not that these assets will be fully realized prior to expiration.

The company will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.

Income Tax Expense Reconciliation

years ended December 31 (in millions)	2009	2008	2007

Income tax expense at U.S. statutory rate	$957	$862	$745
Operations subject to tax incentives	(433)	(402)	(438)
State and local taxes	26	20	11
Foreign tax (benefit) expense	(56)	(26)	25
Tax on repatriations of foreign earnings	—	14	82
Tax settlements	(4)	(23)	(19)
Valuation allowance reductions, net	—	(29)	(38)
Other factors	29	21	39

Income tax expense	$519	$437	$407

The company recorded a tax charge of $90 million to the CTA component of OCI during 2009 relating to 2009 earnings outside the United States that are not deemed indefinitely reinvested. The company will continue to evaluate whether to indefinitely reinvest earnings in certain foreign jurisdictions as it continues to analyze the company’s global financial structure. Currently, management intends to continue to reinvest past earnings in several jurisdictions outside of the United States for the foreseeable future, and therefore has not recognized U.S. income tax expense on these earnings. U.S. federal and state income taxes, net of applicable credits, on these foreign unremitted earnings of $6.8 billion as of December 31, 2009, would be approximately $2.1 billion. As of December 31, 2008 the foreign unremitted earnings and U.S. federal and state income tax amounts were $5.7 billion and $1.7 billion, respectively.

Effective Income Tax Rate
The effective income tax rate was 19% in 2009, 18% in 2008 and 19% in 2007. As detailed in the income tax expense reconciliation table above, the company’s effective tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. The effective tax rate for 2009 was impacted by greater income in jurisdictions with higher tax rates, partially offset by $51 million of income tax benefit from planning that accessed foreign tax losses.

Unrecognized Tax Benefits
The company classifies interest and penalties associated with income taxes in the income tax expense line in the consolidated statements of income. Interest and penalties recorded during 2009, 2008 and 2007 were not material. The liability recorded at December 31, 2009 and 2008 related to interest and penalties was $41 million and $40 million, respectively.

The following is a reconciliation of the company’s unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007.

as of and for the years ended (in millions)	2009	2008	2007

Balance at beginning of the year	$509	$490	$481
Increase associated with tax positions taken during the current year	7	15	26
(Decrease) increase associated with tax positions taken during a prior year	(26)	34	6
Settlements	(22)	(23)	(15)
Decrease associated with lapses in statutes of limitations	(10)	(7)	(8)

Balance at end of the year	$458	$509	$490

Of the gross unrecognized tax benefits, $396 million and $437 million were recognized as liabilities in the consolidated balance sheets as of December 31, 2009 and 2008, respectively.

None of the positions included in the liability for uncertain tax positions related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Also, the reduction of the unrecognized tax benefits in each year did not significantly affect the company’s effective tax rate.

Tax Incentives
The company has received tax incentives in Puerto Rico, Switzerland, and certain other taxing jurisdictions outside the United States. The financial impact of the reductions as compared to the U.S. federal statutory rate is indicated in the income tax expense reconciliation table above. The tax reductions as compared to the local statutory rate favorably impacted earnings per diluted share by $0.50 in 2009, $0.45 in 2008 and $0.51 in 2007. The Puerto Rico grant provides that the company’s manufacturing operations will be partially exempt from local taxes until the year 2013. The Switzerland grant provides that the company’s manufacturing operations will be partially exempt from local taxes until the year 2014. Baxter received an extension of its Swiss grant whereby the company’s manufacturing operations will be partially exempt from local taxes starting in 2014 and continuing through 2017. The tax incentives in the other jurisdictions continue until at least 2011.

Examinations of Tax Returns
As of December 31, 2009, Baxter had ongoing audits in the United States, Canada, Germany and Italy as well as bilateral Advance Pricing Agreement proceedings that the company voluntarily initiated between the U.S. government and the government of Switzerland with respect to intellectual property, product, and service transfer pricing arrangements. Baxter expects to settle these proceedings within the next 12 months. Baxter expects to reduce the amount of its liability for uncertain tax positions within the next 12 months by $302 million due principally to the expiration of certain statutes of limitations related to tax benefits taken in respect of losses from restructuring certain international operations and the settlements of certain multi-jurisdictional transfer pricing issues. While the final outcome of these matters is inherently uncertain, the company believes it has made adequate tax provisions for all years subject to examination.

NOTE 11
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

Baxter has established reserves for certain of the matters discussed below. The company is not able to estimate the amount or range of any loss for certain of the legal contingencies for which there is no reserve or additional loss for matters already reserved. While the liability of the company in connection with the claims cannot be estimated with any certainty and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments or enter into material settlements of claims.

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

Patent Litigation
Sevoflurane Litigation
Since 2000, Baxter’s generic sevoflurane has been the subject of several patent infringement actions initiated by Abbott Laboratories and Central Glass Company. The initial lawsuit in the United States was resolved in Baxter’s favor in 2007 by the Court of Appeals for the Federal Circuit’s decision that the asserted patent was invalid. In 2009, a lawsuit filed in Japan was also resolved in Baxter’s favor by the appellate court’s determination that Baxter’s generic sevoflurane did not infringe the Japanese patent at issue.

Related actions remain pending in the U.S. and Colombia. A patent infringement action is pending in the U.S.D.C. for the Northern District of Illinois on a second patent owned by Abbott and Central Glass. In September 2009, the District Court granted summary judgment of non-infringement in favor of Baxter. Abbott has requested reconsideration of this ruling. In 2007, Abbott brought a patent infringement action against Baxter in the Cali Circuit Court of Colombia based on a Colombian counterpart patent, and obtained an injunction preliminarily prohibiting the approval of Baxter’s generic sevoflurane in Colombia during the pendency of the infringement suit. In May 2008, the Court issued a decision maintaining the injunction, but suspending it during an appeal of the Court’s decision, which appeal is pending.

Peritoneal Dialysis Litigation
In October 2006, Baxter Healthcare Corporation, a direct wholly-owned subsidiary of Baxter, and DEKA Products Limited Partnership (DEKA) filed a patent infringement lawsuit against Fresenius Medical Care Holdings, Inc. and Fresenius USA, Inc. The complaint alleges that Fresenius’ sale of the Liberty Cycler peritoneal dialysis systems and related disposable items and equipment infringes nine U.S. patents, which are owned by Baxter or exclusively licensed in the peritoneal dialysis field to Baxter from DEKA. The case is pending in the U.S.D.C. for the Northern District of California with a trial anticipated in mid-2010.

Hemodialysis Litigation
Since April 2003, Baxter has been pursuing a patent infringement action against Fresenius Medical Care Holdings, Inc. for infringement of certain Baxter patents. The patents cover Fresenius’ 2008K hemodialysis instrument. In 2007, the court entered judgment in Baxter’s favor holding the patents valid and infringed, and a jury assessed damages at $14 million for past sales only. On April 4, 2008, the U.S.D.C. for the Northern District of California granted Baxter’s motion for permanent injunction, granted Baxter’s request for royalties on Fresenius’ sales of the 2008K hemodialysis machines during a nine-month transition period before the permanent injunction took effect, and granted a royalty on disposables. On September 10, 2009, the appellate court affirmed Fresenius’ liability for infringing valid claims of Baxter’s main patent, invalidated certain claims of other patents, and remanded the case to the district court to finalize the scope of the injunction and the amount of damages owed to Baxter. In November 2009, the appellate court denied Fresenius’ petition for re-hearing of the appeal. In January 2010, Fresenius consented to reentry of the injunction and a hearing on the royalty rate is expected to be set for the second quarter of 2010.

Other
In October 2004, a purported class action was filed in the U.S.D.C. for the Northern District of Illinois against Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s 401(k) plans, breached their fiduciary duties to the plan participants by offering Baxter common stock as an investment option in each of the plans during the period of January 2001 to October 2004. In March 2006, the trial court certified a class of plan participants who elected to acquire Baxter common stock through the plans between January 2001 and the present. In April 2008, the Court of Appeals for the Seventh Circuit denied Baxter’s interlocutory appeal and upheld the trial court’s denial of Baxter’s motion to dismiss. On September 28, 2009, the trial court partially granted Baxter’s motion for judgment on the pleadings, dismissing claims related to the 2004 time-frame. Fact discovery has been completed in this matter and expert discovery is proceeding. A trial date is currently scheduled for April 2010.

On October 12, 2005 the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to effect the seizure of COLLEAGUE and SYNDEO infusion pumps that were on hold in Northern Illinois. Customer-owned pumps were not affected. On June 29, 2006, Baxter Healthcare Corporation entered into a Consent Decree for Condemnation and Permanent Injunction with the United States to resolve this seizure litigation. Additional third-party claims may be filed in connection with the COLLEAGUE matter. In September 2009, the company received a subpoena from the Office of the United States Attorney of the Northern District of Illinois requesting production of documents relating to the COLLEAGUE infusion pump. The company is fully cooperating with the request.

The company is a defendant, along with others, in eleven lawsuits brought in various U.S. federal courts alleging that Baxter and certain of its competitors conspired to restrict output and artificially increase the price of plasma-derived therapies since 2004. The complaints attempt to state a claim for class action relief and in some cases demand treble damages. These cases have been consolidated for pretrial proceedings before the U.S.D.C. for the Northern District of Illinois.

In connection with the recall of heparin products in the United States, approximately 650 lawsuits, some of which are purported class actions, have been filed alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. In June 2008, a number of these federal cases were consolidated in the U.S.D.C. for the Northern District of Ohio for pretrial case management under the Multi District Litigation rules. A trial date for the first of these cases is scheduled for early 2011. In September 2008, a number of state court cases were consolidated in Cook County, Illinois for pretrial case management, with a scheduled trial date for the first of these cases in January 2011. Discovery is ongoing with respect to these matters.

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

Baxter currently is a defendant in a number of lawsuits and subject to additional claims brought by individuals who have hemophilia and their families, all seeking damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII or IX derived from human blood plasma (factor concentrates) processed by the company and other acquired entities from the late 1970s to the mid-1980s. The typical case or claim alleges that the individual was infected with the HIV or HCV virus by factor concentrates that contained one or both viruses. None of these cases involves factor concentrates currently processed by the company. Baxter and other defendants have announced a settlement offer with respect to these claims. The fully reserved settlement is contingent on receiving acceptance from a significant percentage of the claimants by early 2010.

NOTE 12
SEGMENT INFORMATION

Baxter operates in three segments, each of which is a strategic business that is managed separately because each business develops, manufactures and markets distinct products and services. The segments and a description of their products and services are as follows:

The BioScience business processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha 1-antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; products for regenerative medicine, such as biosurgery products; and vaccines.

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

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in Note 1.

Certain items are maintained at the corporate level (Corporate) and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, certain IPR&D charges, certain other charges (such as cost optimization, restructuring and certain litigation-related charges), deferred income taxes, certain litigation liabilities and related insurance receivables, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal. All of the company’s Other net sales in the table below relate to the agreements with Fenwal. With respect to depreciation and amortization and expenditures for long-lived assets, the difference between the segment totals and the consolidated totals principally relate to assets maintained at Corporate.

In 2009, the $79 million charge related to the company’s cost optimization efforts, as further discussed in Note 5, was not allocated to a segment. Significant charges not allocated to a segment in 2008 included IPR&D charges of $12 million related to the company’s in-licensing agreement with Innocoll, as further discussed in Note 4, and $7 million related to the acquisition of certain technology applicable to the BioScience business. Significant charges not allocated to a segment in 2007 included a charge of $56 million related to average wholesale pricing litigation, as further discussed in Note 11, a restructuring charge of $70 million, as further discussed in Note 5, and IPR&D charges totaling $61 million, including $50 million further discussed in Note 4.

Included in the Medication Delivery segment’s pre-tax income in 2009, 2008 and 2007 were $27 million, $125 million and $14 million, respectively, of charges and costs relating to COLLEAGUE and SYNDEO infusion pumps, a charge of $54 million in 2009 associated with the discontinuation of the company’s SOLOMIX drug delivery system in development and an impairment charge of $31 million in 2008 associated with the discontinuation of the CLEARSHOT pre-filled syringe program, as further discussed in Note 5.

Segment Information

		Medication
as of and for the years ended December 31 (in millions)	BioScience	Delivery	Renal	Other	Total

2009
Net sales	$5,573	$4,649	$2,266	$74	$12,562
Depreciation and amortization	181	277	110	70	638
Pre-tax income (loss)	2,283	759	307	(615)	2,734
Assets	5,093	5,629	1,935	4,697	17,354
Capital expenditures	397	291	189	137	1,014

2008
Net sales	$5,308	$4,560	$2,306	$174	$12,348
Depreciation and amortization	177	271	115	68	631
Pre-tax income (loss)	2,174	591	319	(622)	2,462
Assets	4,344	5,051	1,613	4,397	15,405
Capital expenditures	298	352	134	170	954

2007
Net sales	$4,649	$4,231	$2,239	$144	$11,263
Depreciation and amortization	157	242	114	68	581
Pre-tax income (loss)	1,802	694	384	(752)	2,128
Assets	4,158	5,182	1,644	4,310	15,294
Capital expenditures	172	303	109	108	692

Pre-Tax Income Reconciliation

years ended December 31 (in millions)	2009	2008	2007

Total pre-tax income from segments	$3,349	$3,084	$2,880
Unallocated amounts
Net interest expense	(98)	(76)	(22)
Certain foreign exchange fluctuations and hedging activities	102	57	(5)
Stock compensation	(140)	(146)	(136)
Cost optimization and restructuring charges	(79)	—	(70)
Average wholesale pricing litigation charge	—	—	(56)
IPR&D	—	(19)	(61)
Other Corporate items	(400)	(438)	(402)

Consolidated income before income taxes	$2,734	$2,462	$2,128

Assets Reconciliation

as of December 31 (in millions)	2009	2008

Total segment assets	$12,657	$11,008
Cash and equivalents	2,786	2,131
Deferred income taxes	1,320	1,383
Insurance receivables	96	87
PP&E, net	365	359
Other Corporate assets	130	437

Consolidated total assets	$17,354	$15,405

Geographic Information

Net sales are based on product shipment destination and assets are based on physical location.

years ended December 31 (in millions)	2009	2008	2007

Net sales
United States	$5,317	$5,044	$4,820
Europe	4,181	4,386	3,845
Asia-Pacific	1,613	1,444	1,224
Latin America	990	1,001	950
Canada	461	473	424

Consolidated net sales	$12,562	$12,348	$11,263

as of December 31 (in millions)	2009	2008	2007

Total assets
United States	$6,628	$6,765	$6,544
Europe	7,825	5,935	6,358
Asia-Pacific	1,313	1,416	1,089
Latin America	1,377	1,054	1,080
Canada	211	235	223

Consolidated total assets	$17,354	$15,405	$15,294

as of December 31 (in millions)	2009	2008	2007

PP&E, net
United States	$2,026	$1,987	$1,838
Austria	811	650	608
Other countries	2,322	1,972	2,041

Consolidated PP&E, net	$5,159	$4,609	$4,487

Significant Product Sales

The following is a summary of net sales as a percentage of consolidated net sales for the company’s principal product categories.

years ended December 31	2009	2008	2007

Recombinants	16%	16%	15%
PD Therapy	15%	15%	16%
Global Injectables[1]	14%	13%	13%
IV Therapies[2]	12%	13%	12%
Antibody Therapy	11%	10%	9%
Plasma Proteins[3]	11%	10%	9%

[1]	Primarily consists of the company’s enhanced packaging, premixed drugs, pharmacy compounding, pharmaceutical partnering business and generic injectables.

[2]	Principally includes IV solutions and nutritional products.

[3]	Includes plasma-derived hemophilia (FVII, FVIII and FEIBA), albumin and other plasma-based products.

NOTE 13
QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY’S STOCK (UNAUDITED)

	First	Second	Third	Fourth	Full
years ended December 31 (in millions, except per share data)	quarter	quarter	quarter	quarter	year

2009
Net sales	$2,824	$3,123	$3,145	$3,470	$12,562
Gross margin	1,488	1,638	1,632	1,767	6,525
Net income attributable to Baxter[1]	516	587	530	572	2,205
Earnings per common share[1]
Basic	0.84	0.97	0.88	0.95	3.63
Diluted	0.83	0.96	0.87	0.94	3.59
Dividends declared	0.26	0.26	0.26	0.29	1.07
Market price
High	60.50	52.96	58.53	59.50	60.50
Low	48.57	46.41	52.34	53.92	46.41

2008
Net sales	$2,877	$3,189	$3,151	$3,131	$12,348
Gross margin	1,380	1,627	1,521	1,602	6,130
Net income attributable to Baxter[2]	429	544	472	569	2,014
Earnings per common share[2]
Basic	0.68	0.87	0.76	0.92	3.22
Diluted	0.67	0.85	0.74	0.91	3.16
Dividends declared	0.2175	0.2175	0.2175	0.26	0.9125
Market price
High	64.91	63.94	71.15	67.30	71.15
Low	55.41	59.33	63.83	48.50	48.50

[1]	The third quarter of 2009 included a $54 million charge associated with the discontinuation of the company’s SOLOMIX drug delivery system in development and a $27 million charge primarily related to planned retirement costs associated with the SYNDEO PCA Syringe Pump. The fourth quarter of 2009 included a $79 million charge related to the company’s cost optimization efforts. Refer to Note 5 for further information regarding these charges.

[2]	The first quarter of 2008 included a $53 million charge related to the COLLEAGUE infusion pump. The third quarter of 2008 included a $72 million charge related to COLLEAGUE infusion pumps, a $31 million impairment charge associated with the discontinuation of the CLEARSHOT pre-filled syringe program and a $12 million IPR&D charge. Refer to Notes 4 and 5 for further information regarding these charges. The fourth quarter of 2008 included a $7 million IPR&D charge.

Baxter common stock is listed on the New York, Chicago and SIX Swiss stock exchanges. The New York Stock Exchange is the principal market on which the company’s common stock is traded. At January 31, 2010, there were 48,489 holders of record of the company’s common stock.

Management’s Responsibility for Consolidated Financial Statements

Management is responsible for the preparation of the company’s consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Management has also included in the company’s consolidated financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the company’s consolidated financial statements in accordance with the standards established by the Public Company Accounting Oversight Board and provides an opinion on whether the consolidated financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of the company.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The company’s internal control over financial reporting is a process designed under the supervision of the principal executive and financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management performed an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment under the framework in Internal Control-Integrated Framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Robert L. Parkinson, Jr.	Robert M. Davis
Chairman of the Board and	Corporate Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Baxter International Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 22, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2009. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its board of directors, to allow timely decisions regarding required disclosure.

Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2009.

Assessment of Internal Control Over Financial Reporting

Baxter’s report of management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2009 and the audit report regarding the same of Baxter’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K on pages 92-93 and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Refer to information under the captions entitled “Election of Directors,” “Committees of the Board — Audit Committee,” “Corporate Governance — Code of Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 4, 2010 (the Proxy Statement), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Refer to information under the captions entitled “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information relating to shares of common stock that may be issued under Baxter’s existing equity compensation plans as of December 31, 2009.

	Number of Shares
	to be Issued upon
	Exercise of		Weighted-Average	Number of Shares Remaining
	Outstanding		Exercise Price of	Available for Future Issuance
	Options,		Outstanding	Under Equity Compensation Plans
	Warrants and		Options, Warrants	(Excluding Shares Reflected in
Plan Category	Rights(a)		and Rights(b)	Column (a)) (c)

Equity Compensation Plans Approved by Shareholders(1)	42,286,699	(2)	$46.32 (3)	26,900,033 (4)
Equity Compensation Plans Not Approved by Shareholders(5)	3,060,675	(2)(6)	$41.76	594,283 (7)

Total	45,347,374	(8)	$46.00	27,494,316

(1)	Consists of the 2000, 2001 and 2003 Incentive Compensation Programs, the 2007 Incentive Plan, and the Employee Stock Purchase Plan for United States Employees and the Employee Stock Purchase Plan for International Employees (collectively, the Employee Stock Purchase Plans).

(2)	Excludes purchase rights under the Employee Stock Purchase Plans. Under the Employee Stock Purchase Plans, eligible employees may purchase shares of common stock through payroll deductions of up to 15 percent of base pay at a purchase price equal to 85 percent of the closing market price on the purchase date (as defined by the Employee Stock Purchase Plans). A participating employee may not purchase more than $25,000 in fair market value of common stock under the Employee Stock Purchase Plans in any calendar year and may withdraw from the Employee Stock Purchase Plans at any time.

(3)	Restricted stock units and performance share units are excluded when determining the weighted-average exercise price of outstanding options.

(4)	Includes (i) 3,863,009 shares of common stock available for purchase under the Employee Stock Purchase Plan for United States Employees as of December 31, 2009; (ii) 463,272 shares of common stock available under the 2000 Incentive Compensation Program; (iii) 1,540,982 shares of common stock available under the 2001 Incentive Compensation Program; (iv) 3,921,765 shares of common stock available under the 2003 Incentive Compensation Program; and (v) 17,111,005 shares of common stock available under the 2007 Incentive Plan.

(5)	Consists of additional shares of common stock available under the 2001 Incentive Compensation Program pursuant to an amendment thereto not approved by shareholders, the 2001 Global Stock Option Plan (described below) and the stock option grants described below under “February 2000 Stock Option Grant.”

(6)	Includes (i) 1,609,638 shares of common stock are issuable upon exercise of options granted under the 2001 Incentive Compensation Program pursuant to an amendment thereto not approved by shareholders, (ii) 331,402 shares of common stock are issuable upon exercise of the options described below under “February 2000 Stock Option Grant,” and (iii) 1,119,635 shares of common stock are issuable upon exercise of options granted in February 2001 under the 2001 Global Stock Option Plan.

(7)	Consists of 594,283 shares of common stock available for purchase under the Employee Stock Purchase Plan for International Employees. These additional shares were approved by the company’s board of directors, not the company’s shareholders, although the company’s shareholders have approved the Employee Stock Purchase Plan for International Employees.

(8)	Includes outstanding awards of 43,139,426 stock options, which have a weighted-average exercise price of $46.00 and a weighted-average remaining term of 5.7 years, 367,257 shares of common stock issuable upon vesting of restricted stock units, and 1,840,691 shares of common stock reserved for issuance in connection with performance share unit grants.

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

February 2000 Stock Option Grant
The Compensation Committee approved grants to Baxter employees of non-qualified stock options to purchase 5,625,114 shares of common stock in February 2000. As of December 31, 2009, 331,402 shares of common stock are issuable under the February 2000 grant. The exercise price of these stock options is equal to the fair market value of Baxter common stock on the date of grant, which is the closing price of the common stock on the New York Stock Exchange on the grant date. The exercise price of the options may be paid in cash or in certain shares of Baxter common stock. All of the stock options granted under these programs have vested and will expire in February 2010. The terms and conditions of each of these grants provide that the provisions of the shareholder-approved 1998 Incentive Compensation Program govern these stock option grants (except for the limit on shares available under the 1998 Program).

Refer to information under the captions entitled “Security Ownership by Directors and Executive Officers” and “Security Ownership by Certain Beneficial Owners” in the Proxy Statement for additional information required by this item, all of which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

		Page
(1)	Financial Statements:
	Consolidated Balance Sheets	43
	Consolidated Statements of Income	44
	Consolidated Statements of Cash Flows	45
	Consolidated Statements of Changes in Equity and Comprehensive Income	46
	Notes to Consolidated Financial Statements	47-91
	Report of Independent Registered Public Accounting Firm	93
(2)	Schedules required by Article 12 of Regulation S-X:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	103
	Schedule II — Valuation and Qualifying Accounts	104
	All other schedules have been omitted because they are not applicable or not required.
(3)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAXTER INTERNATIONAL INC.

By:	/s/ ROBERT L. PARKINSON, JR.
Robert L. Parkinson, Jr.
Chairman and Chief Executive Officer

DATE: February 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2010.

Signature	Title

/s/ ROBERT L. PARKINSON, JR. Robert L. Parkinson, Jr.	Chairman and Chief Executive Officer (principal executive officer)

/s/ ROBERT M. DAVIS Robert M. Davis	Corporate Vice President and Chief Financial Officer (principal financial officer)

/s/ MICHAEL J. BAUGHMAN Michael J. Baughman	Corporate Vice President and Controller (principal accounting officer)

/s/ WALTER E. BOOMER Walter E. Boomer	Director

/s/ BLAKE E. DEVITT Blake E. Devitt	Director

/s/ JOHN D. FORSYTH John D. Forsyth	Director

/s/ GAIL D. FOSLER Gail D. Fosler	Director

/s/ JAMES R. GAVIN III, M.D., PH.D. James R. Gavin III, M.D., Ph.D.	Director

/s/ PETER S. HELLMAN Peter S. Hellman	Director

/s/ WAYNE T. HOCKMEYER, PH.D. Wayne T. Hockmeyer, Ph.D.	Director

Signature	Title

/s/ JOSEPH B. MARTIN, M.D., PH.D. Joseph B. Martin, M.D., Ph.D.	Director

/s/ CAROLE J. SHAPAZIAN Carole J. Shapazian	Director

/s/ THOMAS T. STALLKAMP Thomas T. Stallkamp	Director

/s/ K.J. STORM K.J. Storm	Director

/s/ ALBERT P. L. STROUCKEN Albert P. L. Stroucken	Director

EXHIBIT INDEX

Number and Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 18, 2006).
3.2	Bylaws, as amended and restated on November 11, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 17, 2008).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit(a) to the Company’s Registration Statement on Form S-16 (Registration No. 02-65269), filed on August 17, 1979).
4.2	Indenture, dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to Form 8-A, filed on December 23, 2002).
4.3	Second Supplemental Indenture, dated as of March 10, 2003, to Indenture dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (including form of 4.625% Notes due 2015) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109329), filed on September 30, 2003).
4.4	Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 9, 2006).
4.5	First Supplemental Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (including form of 5.90% Senior Note due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 9, 2006).
4.6	Second Supplemental Indenture, dated December 7, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 6.250% Senior Note due 2037) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 7, 2007).
4.7	Third Supplemental Indenture, dated May 22, 2008, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 5.375% Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 22, 2008).
4.8	Fourth Supplemental Indenture, dated February 26, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 4.00% Senior Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 26, 2009).
4.9	Fifth Supplemental Indenture, dated as of August 20, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 4.50% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 20, 2009).
10.1	Credit Agreement, dated December 20, 2006, among Baxter International Inc. as Borrower, J.P. Morgan Chase Bank, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2006).
10.2	Consent Decree for Condemnation and Permanent Injunction with the United States of America (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2006).
C 10.3	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 1986).

Number and Description of Exhibit

C 10.4		Baxter International Inc. 1998 Incentive Compensation Program (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed on March 20, 1998).
C 10.5		Baxter International Inc. 2000 Incentive Compensation Program (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 23, 2000).
C 10.6		Baxter International Inc. 2001 Incentive Compensation Program and Amendment No. 1 thereto (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on March 13, 2002).
C 10.7		Baxter International Inc. 2003 Incentive Compensation Program (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 21, 2003).
C 10.8		Baxter International Inc. 2007 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2007).
C 10.9		Form of Baxter International Inc. Long Term Incentive Stock Option and Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on March 16, 2005).
C 10.10		Baxter International Inc. Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 16, 2007).
C 10.11		Form of Stock Option Plan Terms and Conditions (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q, filed on November 4, 2004).
C 10.12		Baxter International Inc. Stock Option Plan adopted February 17, 1998, Terms and Conditions (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-71553), filed on February 1, 1999).
C 10.13		Baxter International Inc. Stock Option Plan adopted February 21, 2000, Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-48906), filed on October 30, 2000).
C 10.14		2001 Global Stock Option Plan adopted February 27, 2001, Terms and Conditions (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed on March 12, 2003).
C 10	.15*	Baxter International Inc. Directors’ Deferred Compensation Plan (amended and restated effective January 1, 2009).
C 10.16		Amended and Restated Employment Agreement, between Robert L. Parkinson, Jr. and Baxter International Inc., dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 17, 2008).
C 10.17		Form of Severance Agreement entered into with executive officers (amended and restated effective December 18, 2008) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 19, 2009).
C 10.18		Baxter International Inc. and Subsidiaries Supplemental Pension Plan (amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on February 19, 2009).
C 10.19		Baxter International Inc. and Subsidiaries Deferred Compensation Plan (amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed on February 19, 2009).
C 10	.20*	Baxter International Inc. Employee Stock Purchase Plan for United States Employees (as amended and restated effective January 1, 2008) and Amendment No. 1 thereto effective as of January 1, 2010.
C 10.21		Baxter International Inc. Non-Employee Director Compensation Plan (as amended and restated effective January 1, 2009) and Amendment No. 1 thereto effective July 27, 2009 (each incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 29, 2009).

Number and Description of Exhibit

C 10.22		Agreement dated April 23, 2009 between John J. Greisch and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on April 24, 2009).
12	.*	Computation of Ratio of Earnings to Fixed Charges.
21	.*	Subsidiaries of Baxter International Inc.
23	.*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS**	XBRL Instance Document
101	.SCH**	XBRL Taxonomy Extension Schema Document
101	.CAL**	XBRL Taxonomy extension Calculation Linkbase Document
101	.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith

C	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Baxter International Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 22, 2010 listed in the index appearing under 15(1) in this Form 10-K also included an audit of the financial statement schedule listed in the index appearing under Item 15(2) of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 22, 2010

SCHEDULE II

		Additions	Charged/
	Balance at	Charged to	(Credited)		Balance at
Valuation and Qualifying Accounts	Beginning	Costs and	to Other	Deductions	End of
(in millions of dollars)	of Period	Expenses	Accounts(1)	From Reserves	Period

Year ended December 31, 2009:
Allowance for doubtful accounts	$103	12	15	(12)	$118
Inventory reserves	$247	147	24	(145)	$273
Deferred tax asset valuation allowance	$140	8	12	(16)	$144
Year ended December 31, 2008:
Allowance for doubtful accounts	$134	2	(17)	(16)	$103
Inventory reserves	$212	158	(11)	(112)	$247
Deferred tax asset valuation allowance	$196	8	(18)	(46)	$140
Year ended December 31, 2007:
Allowance for doubtful accounts	$127	6	13	(12)	$134
Inventory reserves	$180	139	3	(110)	$212
Deferred tax asset valuation allowance	$234	32	(8)	(62)	$196

(1)	Valuation accounts of acquired or divested companies and foreign currency translation adjustments.

Reserves are deducted from assets to which they apply.