Form 10-Q
period 2010-03-31
BAXTER INTERNATIONAL INC
filed 2010-05-10
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 30, 2010 was 596,452,857 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended March 31, 2010
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of (Loss) Income (unaudited)
(in millions, except per share data)

	Three months ended
	March 31,
	2010	2009

Net sales	$2,927	$2,824
Cost of sales	1,884	1,336

Gross margin	1,043	1,488

Marketing and administrative expenses	683	611
Research and development expenses	227	212
Net interest expense	19	26
Other expense, net	2	2

Income before income taxes	112	637
Income tax expense	172	119

Net (loss) income	(60)	518

Less: Noncontrolling interests	3	2

Net (loss) income attributable to Baxter International Inc. (Baxter)	$(63)	$516

Net (loss) income attributable to Baxter per common share
Basic	$(0.11)	$0.84

Diluted	$(0.11)	$0.83

Weighted-average number of common shares outstanding
Basic	602	613

Diluted	602	621

Cash dividends declared per common share	$0.290	$0.260

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		March 31,	December 31,
		2010	2009

Current assets	Cash and equivalents	$2,673	$2,786
	Accounts and other current receivables	2,254	2,302
	Inventories	2,477	2,557
	Prepaid expenses and other	611	626

	Total current assets	8,015	8,271

Property, plant and equipment, net		5,064	5,159

Other assets	Goodwill	2,002	1,825
	Other intangible assets, net	556	513
	Other	1,529	1,586

	Total other assets	4,087	3,924

Total assets		$17,166	$17,354

Current liabilities	Short-term debt	$15	$29
	Current maturities of long-term debt and lease obligations	682	682
	Accounts payable and accrued liabilities	3,587	3,753

	Total current liabilities	4,284	4,464

Long-term debt and lease obligations		4,056	3,440

Other long-term liabilities		2,167	2,030

Commitments and contingencies

Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2010 and 2009	683	683
	Common stock in treasury, at cost, 85,602,245 shares in 2010 and 82,523,243 shares in 2009	(4,926)	(4,741)
	Additional contributed capital	5,675	5,683
	Retained earnings	7,030	7,343
	Accumulated other comprehensive loss	(2,033)	(1,777)

	Total Baxter shareholders’ equity	6,429	7,191

	Noncontrolling interests	230	229

	Total equity	6,659	7,420

Total liabilities and equity		$17,166	$17,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Three months ended
		March 31,
		2010	2009

Cash flows from operations	Net (loss) income	$(60)	$518
	Adjustments
	Depreciation and amortization	166	148
	Deferred income taxes	91	59
	Stock compensation	30	38
	Realized excess tax benefits from stock issued under employee benefit plans	(31)	(78)
	Infusion pump charge	588	—
	Other	9	9
	Changes in balance sheet items
	Accounts and other current receivables	(33)	45
	Inventories	(94)	(86)
	Accounts payable and accrued liabilities	(107)	(304)
	Restructuring and cost optimization payments	(17)	(21)
	Other	(263)	(91)

	Cash flows from operations	279	237

Cash flows from investing activities	Capital expenditures	(230)	(171)
	Acquisitions of and investments in businesses and technologies	(234)	—
	Other	—	(25)

	Cash flows from investing activities	(464)	(196)

Cash flows from financing activities	Issuances of debt	602	358
	Payments of obligations	(13)	(164)
	Cash dividends on common stock	(174)	(160)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	171	139
	Purchases of treasury stock	(435)	(566)
	Other	(32)	—

	Cash flows from financing activities	119	(393)

Effect of currency exchange rate changes on cash and equivalents		(47)	(76)

Decrease in cash and equivalents		(113)	(428)
Cash and equivalents at beginning of period		2,786	2,131

Cash and equivalents at end of period		$2,673	$1,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Annual Report).
In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.
Changes in accounting standards
Transfers of Financial Assets
On January 1, 2010, the company adopted a new accounting standard relating to the accounting for transfers of financial assets. The new standard eliminates the concept of a qualifying special-purpose entity and clarifies existing GAAP as it relates to determining whether a transferor has surrendered control over transferred financial assets. The standard limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements presented and/or when the transferor has continuing involvement with the transferred financial asset. The standard also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The new standard was applied prospectively on January 1, 2010, except for the disclosure requirements, which have been applied retrospectively for all periods presented. The new standard did not impact the company’s consolidated financial statements. Refer to Note 4 for disclosures provided in connection with this new standard.
Variable Interest Entities
On January 1, 2010, the company adopted a new standard that changes the consolidation model for variable interest entities (VIEs). The new standard requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The standard expands the disclosure requirements for enterprises with a variable interest in a VIE. The new standard did not impact the company’s consolidated financial statements. Refer to Note 2 for disclosures provided in connection with this new standard.
2. SUPPLEMENTAL FINANCIAL INFORMATION
Net pension and other postemployment benefits expense
The following is a summary of net expense relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended
	March 31,
(in millions)	2010	2009

Pension benefits
Service cost	$25	$21
Interest cost	58	54
Expected return on plan assets	(71)	(62)
Amortization of net losses and other deferred amounts	31	25

Net pension plan expense	$43	$38

OPEB
Service cost	$1	$1
Interest cost	8	8
Amortization of prior service cost and net loss	(1)	(1)

Net OPEB plan expense	$8	$8

Net interest expense

	Three months ended
	March 31,
(in millions)	2010	2009

Interest expense, net of capitalized interest	$28	$31
Interest income	(9)	(5)

Net interest expense	$19	$26

Comprehensive (loss) income

	Three months ended
	March 31,
(in millions)	2010	2009

Comprehensive (loss) income	$(317)	$422
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	(2)

Comprehensive (loss) income attributable to Baxter	$(319)	$424

The decrease in comprehensive (loss) income attributable to Baxter was principally due to a $588 million charge related to the recall of COLLEAGUE infusion pumps from the U.S. market and unfavorable movements in currency translation adjustments. Refer to Note 3 for further information regarding the COLLEAGUE infusion pump charge.
Effective tax rate
The company’s effective income tax rate was 153.6% and 18.7% in the first quarters of 2010 and 2009, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events. The increase in the effective tax rate in the first quarter of 2010 was principally due to a $588 million charge related to the recall of COLLEAGUE infusion pumps from the U.S. market for which there was no net tax benefit recognized. The effective tax rate in the first quarter of 2010 was also impacted by a $39 million write-off of a deferred tax asset as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation recently enacted in the United States.
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
Earnings (loss) per share
The numerator for both basic and diluted earnings (loss) per share (EPS) is net (loss) income attributable to Baxter. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding employee stock options, performance share units and restricted stock units is reflected in the denominator for diluted EPS using the treasury stock method.
The following is a reconciliation of basic shares to diluted shares.

	Three months ended
	March 31,
(in millions)	2010	2009

Basic shares	602	613
Effect of dilutive securities	—	8

Diluted shares	602	621

The computation of diluted EPS excluded common stock equivalents of 7 million for the first quarter of 2010 because their inclusion would have an anti-dilutive effect on diluted EPS. The computation of diluted EPS also excluded employee stock options to purchase 8.6 million and 16.8 million shares for the first quarters of 2010 and 2009, respectively, because the assumed proceeds were greater than the average market price of the company’s common stock, resulting in an anti-dilutive effect on diluted EPS.
Inventories

	March 31,	December 31,
(in millions)	2010	2009

Raw materials	$514	$598
Work in process	850	842
Finished goods	1,113	1,117

Inventories	$2,477	$2,557

Property, plant and equipment, net

	March 31,	December 31,
(in millions)	2010	2009

Property, plant and equipment, at cost	$9,950	$10,060
Accumulated depreciation and amortization	(4,886)	(4,901)

Property, plant and equipment, net	$5,064	$5,159

Goodwill
The following is a summary of the activity in goodwill by business segment.

		Medication
(in millions)	BioScience	Delivery	Renal	Total

Balance as of December 31, 2009	$595	$1,043	$187	$1,825
Additions and other adjustments	223	6	1	230
Cumulative translation adjustment	(11)	(33)	(9)	(53)

Balance as of March 31, 2010	$807	$1,016	$179	$2,002

Additional goodwill recognized in 2010 principally related to the acquisition of ApaTech Limited (ApaTech) within the BioScience segment. In the Medication Delivery segment, a $6 million adjustment was made to the goodwill recognized in connection with the consolidation of Sigma International General Medical Apparatus, LLC (SIGMA). Refer to the discussion below for further information regarding ApaTech and Note 4 to the company’s consolidated financial statements in the 2009 Annual Report for further information related to SIGMA. As of March 31, 2010, there were no accumulated goodwill impairment losses.
Other intangible assets, net
The following is a summary of the company’s intangible assets subject to amortization at March 31, 2010 and December 31, 2009.

	Developed
	technology,
(in millions)	including patents	Other	Total

March 31, 2010
Gross other intangible assets	$935	$120	$1,055
Accumulated amortization	(471)	(59)	(530)

Other intangible assets, net	$464	$61	$525

December 31, 2009
Gross other intangible assets	$904	$125	$1,029
Accumulated amortization	(489)	(58)	(547)

Other intangible assets, net	$415	$67	$482

The amortization expense for these intangible assets was $17 million and $12 million for the three months ended March 31, 2010 and 2009, respectively. The anticipated annual amortization expense for intangible assets recorded as of March 31, 2010 is $73 million in 2010, $70 million in 2011, $66 million in 2012, $63 million in 2013, $60 million in 2014 and $58 million in 2015. The increase in other intangible assets, net primarily related to the acquisition of ApaTech in the first quarter of 2010. Refer to the discussion below for further information regarding ApaTech.
Asset impairments
Baxter has made and continues to make significant investments in assets, including inventory and property, plant and equipment, which relate to potential new products or modifications to existing products. The company’s ability to realize value from these investments is contingent on, among other things, regulatory approval and market acceptance of these new products. The company may not be able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.
Variable interest entities
The consolidated financial statements include the accounts of VIEs in which Baxter is the primary beneficiary. With respect to the VIEs that were consolidated by the company as of December 31, 2009, the first quarter 2010 adoption of a new accounting standard on VIEs did not change the company’s determination that it is the primary beneficiary of those VIEs. During the first quarter of 2010, the company did not enter into any new arrangements in which it determined that the company is the primary beneficiary of a VIE. As of March 31, 2010, the carrying amounts of the consolidated VIEs’ assets and liabilities were not material to Baxter’s consolidated financial statements. Refer to the 2009 Annual Report for further information about the VIEs consolidated by the company.
Acquisitions of and investments in businesses and technologies
In March 2010, Baxter acquired all of the outstanding equity of ApaTech, an orthobiologic products company based in the United Kingdom. As a result of the acquisition, Baxter acquired ACTIFUSE, a silicate substituted calcium phosphate synthetic bone graft material which is currently marketed in the United States, Europe and other select markets around the world, and manufacturing and research and development (R&D) facilities located in the United Kingdom, the United States and Germany. This acquisition complements the company’s existing commercial and technical capabilities in regenerative medicine. The total purchase price of up to $335 million is comprised of a $245 million up-front payment, as adjusted for closing date cash and net working capital-related adjustments, and contingent payments of up to $90 million, which are associated with the achievement of specified commercial milestones.
The following table summarizes the preliminary allocation of the fair value of assets acquired and liabilities assumed at the acquisition date. The final allocation of the purchase price may result in adjustments to the recognized amounts of assets and liabilities.

(in millions)

Assets
Current assets, including cash of $11	$31
Property, plant and equipment, net	13
Goodwill	223
Other intangible assets	77
Other assets	7

Liabilities
Accounts payable and accrued liabilities	14
Contingent payments	70
Other long-term liabilities	22

Goodwill includes expected synergies and other benefits the company believes will result from the acquisition. The other intangible assets primarily relate to developed technology and are being amortized on a straight-line basis over an estimated average useful life of nine years. The contingent payments of up to $90 million were recorded at their estimated fair value of $70 million. Future changes in the estimated fair value of the contingent payments will be recognized immediately in earnings. The results of operations and assets and liabilities of ApaTech are included in the BioScience segment, and the goodwill is included in this reporting unit. A majority of the goodwill is not deductible for tax purposes. The pro forma impact of the ApaTech acquisition was not significant to the results of operations of the company.
3. INFUSION PUMP AND OTHER CHARGES
Infusion pump charges
The company stopped shipment of COLLEAGUE infusion pumps in July 2005 in the United States, and entered into a Consent Decree with the U.S. Food and Drug Administration (the FDA) in June 2006. Refer to Note 5 to the company’s consolidated financial statements in the 2009 Annual Report for further information regarding the COLLEAGUE infusion pumps and the SYNDEO PCA Syringe Pump.
On April 30, 2010, and pursuant to the Consent Decree, the FDA ordered the company to recall from the market its approximately 200,000 COLLEAGUE infusion pumps currently in use in the United States. The company expects to provide its customers with replacement infusion pumps or monetary consideration in exchange for their COLLEAGUE infusion pumps. The company anticipates that, among other alternatives to be provided to customers, the company will offer its SIGMA SPECTRUM infusion pump as a replacement infusion pump without charge. As provided for in the Consent Decree, the company intends to propose refinements to the FDA’s recall order and is in active dialogue with the FDA regarding the terms of the recall. The final terms of the recall and offer to customers remain subject to that ongoing dialogue.
In the first quarter of 2010, the company recorded a charge of $588 million in connection with this recall and other actions the company intends to undertake outside of the United States. Included in the charge were $142 million relating to asset impairments and $446 million for cash costs. The asset impairments principally related to inventory, lease receivables and other assets relating to the recalled pumps. The reserve for cash costs included an estimate of cash refunds or replacement infusion pumps that will be offered to current owners in exchange for their COLLEAGUE infusion pumps. Cash costs also included costs associated with the execution of the recall program and customer accommodations. It is possible that substantial cash and non-cash charges, including significant asset impairments related to the COLLEAGUE infusion pumps and related businesses, may be required in future periods based on new information, changes in estimates, the outcome of the current dialogue with the FDA and modifications to the FDA order, and other actions the company may be required to undertake in other global markets.
Of the total charge, $213 million was recorded as a reduction of net sales and $375 million was recorded in cost of sales. The amount recorded against net sales principally related to estimated cash payments to customers.
Prior to the charge recorded in the first quarter of 2010, from 2005 through 2009, the company recorded charges and other costs totaling $337 million related to its COLLEAGUE and SYNDEO infusion pumps. In aggregate, these charges included $270 million of cash costs and $67 million principally related to asset impairments. These reserves for cash costs related to customer accommodations, estimated expenditures for the materials, labor and freight costs expected to be incurred to remediate the design issues, additional warranty and other commitments made to customers.
While the company will continue to work to resolve the issues associated with COLLEAGUE infusion pumps globally (including working with the FDA to finalize the terms of the order and thereafter to implement the order), there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional legislation or regulation will not be introduced that may adversely affect the company’s operations and consolidated financial statements.
The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through March 31, 2010.

(in millions)

Charges and adjustments in 2005 through 2009	$270
Utilization in 2005 through 2009	(171)

Reserves at December 31, 2009	99
Charge	446
Utilization	(6)

Reserves at March 31, 2010	$539

The company expects to begin to utilize the reserves during 2010; however, it is uncertain when the reserves will be fully utilized.
Other charges
The following is a summary of the 2009 cost optimization charge and a charge recorded in connection with the divestiture of the Transfusion Therapies (TT) business in 2007. Refer to the 2009 Annual Report for further information about these charges. The company expects that these reserves will be substantially utilized by the end of 2010. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.
2009 Cost Optimization Charge
In the fourth quarter of 2009, the company recorded a charge of $79 million related to costs associated with optimizing its overall cost structure on a global basis. Of the total charge, $30 million was recorded in cost of sales and $49 million was recorded in marketing and administrative expenses. Refer to Note 5 to the company’s consolidated financial statements in the 2009 Annual Report for further information related to the charge.
Included in the charge were asset impairments of $10 million, relating to inventory and fixed assets associated with discontinued products and projects. Also included in the charge was $69 million of cash costs, principally pertaining to severance and other employee-related costs. Cash cost reserve utilization through March 31, 2010 was $16 million.
Transfusion Therapies
In connection with the TT divestiture in the first quarter of 2007, the company recorded a $35 million charge principally associated with severance and other employee-related costs. Reserve utilization through March 31, 2010 was $28 million.
4. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Significant debt issuances
In March 2010, the company issued $600 million of senior unsecured notes, with $300 million maturing in March 2013 and bearing a 1.8% coupon rate, and $300 million maturing in March 2020 and bearing a 4.25% coupon rate. The net proceeds are being used for general corporate purposes, including the refinancing of indebtedness.
Securitization arrangement
Where economical, the company has entered into agreements with various financial institutions in which the entire interest in and ownership of the receivable is sold, consisting of trade receivables originated in Japan. The company continues to service the receivables in its Japanese securitization arrangement. Servicing assets or liabilities are not recognized because the company receives adequate compensation to service the sold receivables. The Japanese securitization arrangement includes limited recourse provisions, which are not material.
The company’s securitization arrangement resulted in net cash outflows of $25 million and $19 million for the three months ended March 31, 2010 and 2009, respectively. The following is a summary of the activity relating to the securitization arrangement.

	Three months ended
	March 31,
(in millions)	2010	2009

Sold receivables at beginning of period	$147	$154
Proceeds from sales of receivables	117	124
Cash collections (remitted to the owners of the receivables)	(142)	(143)
Effect of currency exchange rate changes	(2)	(8)

Sold receivables at end of period	$120	$127

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
For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is accumulated in accumulated other comprehensive income (AOCI) and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to other comprehensive income (OCI) over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in other expense, net, cost of sales, and net interest expense, and primarily relate to a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary, forecasted intercompany sales denominated in foreign currencies and anticipated issuances of debt, respectively.
The notional amounts of foreign exchange contracts and cross-currency swaps (used to hedge U.S. Dollar-denominated debt issued by a foreign subsidiary) were $1.2 billion and $500 million, respectively, as of both March 31, 2010 and December 31, 2009. The notional amount of interest rate contracts outstanding at December 31, 2009 was $200 million. In the first quarter of 2010, in conjunction with the debt issuance disclosed above, these contracts were terminated, resulting in a gain of $18 million that will be amortized to net interest expense over the life of the related debt.
The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at March 31, 2010 is 15 months.
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
The total notional amount of interest rate contracts designated as fair value hedges was $1.9 billion as of March 31, 2010 and $1.6 billion as of December 31, 2009.
Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. If the company removes the cash flow hedge designation because the hedged forecasted transactions are no longer probable of occurring, any gains or losses are immediately reclassified from AOCI to earnings. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the income or loss recognition of the underlying hedged items. If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no hedge dedesignations in the first quarters of 2010 or 2009 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.
Undesignated Derivative Instruments
The company uses forward contracts to hedge earnings from the effects of foreign exchange relating to certain of the company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges, and the change in fair value, which substantially offsets the change in book value of the hedged items, is recorded directly to other expense, net. The terms of these instruments generally do not exceed one month.
The total gross notional amount of undesignated derivative instruments was $453 million as of March 31, 2010 and $419 million as of December 31, 2009.
Gains and Losses on Derivative Instruments
The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the three months ended March 31, 2010.

			Gain (loss) reclassified
		Location of gain (loss)	from AOCI into the
(in millions)	Gain (loss) recognized in OCI	in the income statement	income statement

Cash flow hedges
Interest rate contracts	$ (7)	Net interest expense	$ 1
Foreign exchange contracts	(1)	Net sales	(1)
Foreign exchange contracts	14	Cost of sales	(5)
Foreign exchange contracts	37	Other expense, net	38

Total	$43		$33

			Gain (loss) recognized
		Location of gain (loss)	in the income
(in millions)		in the income statement	statement

Fair value hedges
Interest rate contracts		Net interest expense	$21

Undesignated derivative instruments
Foreign exchange contracts		Other expense, net	$(1)

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the three months ended March 31, 2009.

			Gain (loss) reclassified
		Location of gain (loss)	from AOCI into the
(in millions)	Gain (loss) recognized in OCI	in the income statement	income statement

Cash flow hedges
Interest rate contracts	$20	Net interest expense	$(1)
Foreign exchange contracts	(1)	Net sales	2
Foreign exchange contracts	12	Cost of sales	24
Foreign exchange contracts	(2)	Other expense, net	9

Total	$29		$34

		Location of loss in	Loss recognized in
(in millions)		the income statement	the income statement

Fair value hedges
Interest rate contracts		Net interest expense	$(17)

Undesignated derivative instruments
Foreign exchange contracts		Other expense, net	$(27)

For the company’s fair value hedges, equal and offsetting losses of $21 million and gains of $17 million were recognized in net interest expense in the first quarters of 2010 and 2009, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the year ended March 31, 2010 was not material.
As of March 31, 2010, $1 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Fair Values of Derivative Instruments
The following table summarizes the classification and fair value amounts of derivative instruments reported in the consolidated balance sheet as of March 31, 2010.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$82	Other long-term liabilities	$2
Foreign exchange contracts	Prepaid expenses and other	24	Accounts payable and accrued liabilities	61
Foreign exchange contracts	Other long-term assets	2	Other long-term liabilities	1

Total derivative instruments designated as hedges		$108		$64

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$—

Total derivative instruments		$108		$64

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

		Basis of fair value measurement
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	Balance at	identical assets	observable inputs	inputs
(in millions)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$26	$—	$26	$—
Interest rate hedges	82	—	82	—
Equity securities	17	17	—	—

Total assets	$125	$17	$108	$—

Liabilities
Foreign currency hedges	$62	$—	$62	$—
Interest rate hedges	2	—	2	—
Contingent payments related to business acquisitions	131	—	—	131

Total liabilities	$195	$—	$64	$131

		Basis of fair value measurement
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	Balance at	identical assets	observable inputs	inputs
(in millions)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$20	$—	$20	$—
Interest rate hedges	85	—	85	—
Equity securities	13	13	—	—

Total assets	$118	$13	$105	$—

Liabilities
Foreign currency hedges	$112	$—	$112	$—
Interest rate hedges	1	—	1	—
Contingent payments related to business acquisitions	59	—	—	59

Total liabilities	$172	$—	$113	$59

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
The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to business acquisitions.

(in millions)

Fair value as of January 1, 2010	$59
Unrealized loss recognized in earnings	2
Addition relating to the ApaTech acquisition	70

Fair value as of March 31, 2010	$131

The amount of total loss for the period included in earnings attributable to the change in unrealized loss relating to liabilities held at March 31, 2010 was $2 million, and is reported in cost of sales and R&D expenses. The addition during the first quarter of 2010 represents the fair value of contingent payments associated with the company’s acquisition of ApaTech. Refer to Note 2 for more information regarding ApaTech.
As discussed further in Note 3, the company recorded an asset impairment charge related to the recall of COLLEAGUE infusion pumps from the U.S. market in the first quarter of 2010. As the assets had no alternative use and no salvage value, the fair value, measured using significant unobservable inputs (Level 3), was assessed to be zero.
Book Values and Fair Values of Financial Instruments
In addition to the financial instruments that the company is required to recognize at fair value on the consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the value recognized on the consolidated balance sheets and the approximate fair value as of March 31, 2010 and December 31, 2009.

	Book values		Approximate fair values
(in millions)	2010	2009	2010	2009

Assets
Long-term insurance receivables	$25	$49	$24	$47
Investments	31	31	32	31

Liabilities
Short-term debt	15	29	15	29
Current maturities of long-term debt and lease obligations	682	682	692	697
Other long-term debt and lease obligations	4,056	3,440	4,205	3,568
Long-term litigation liabilities	36	45	35	44

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
5. COMMON STOCK
Stock-based compensation plans
Stock compensation expense totaled $30 million and $38 million for the three months ended March 31, 2010 and 2009, respectively. A majority of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.
In March 2010, the company awarded its annual stock compensation grants, which consisted of approximately 8.0 million stock options and 574,000 performance share units (PSUs).
Stock Options
The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant-date fair values, were as follows.

	Three months ended
	March 31,
	2010	2009

Expected volatility	22%	30%
Expected life (in years)	4.5	4.5
Risk-free interest rate	2.0%	1.8%
Dividend yield	2.0%	2.0%
Fair value per stock option	$10	$12

The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was $60 million and $29 million, respectively.
As of March 31, 2010, $129 million of unrecognized compensation cost related to all unvested stock options is expected to be recognized as expense over a weighted-average period of 2.3 years.
Performance Share and Restricted Stock Units
The assumptions used in estimating the fair value of PSUs granted during the period, along with the fair values, were as follows.

	Three months ended
	March 31,
	2010	2009

Baxter volatility	26%	25%
Peer group volatility	20% - 59%	20% - 59%
Correlation of returns	0.29 - 0.63	0.30 - 0.61
Risk-free interest rate	1.3%	1.6%
Fair value per PSU	$64	$65

As of March 31, 2010, unrecognized compensation cost related to all unvested PSUs of $58 million is expected to be recognized as expense over a weighted-average period of 2.2 years, and unrecognized compensation cost related to all unvested restricted stock units of $8 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

Stock repurchases
As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. During the three-month period ended March 31, 2010, the company repurchased 7.5 million shares for $435 million under the board of directors’ July 2009 $2.0 billion share repurchase authorization. At March 31, 2010, $1.5 billion remained available under this authorization.
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
Hemodialysis Litigation
Since April 2003, Baxter has been pursuing a patent infringement action against Fresenius Medical Care Holdings, Inc. for infringement of certain Baxter patents. The patents cover Fresenius’ 2008K hemodialysis instrument. In

2007, the court entered judgment in Baxter’s favor holding the patents valid and infringed, and a jury assessed damages at $14 million for past sales only. On April 4, 2008, the U.S.D.C. for the Northern District of California granted Baxter’s motion for permanent injunction, granted Baxter’s request for royalties on Fresenius’ sales of the 2008K hemodialysis machines during a nine-month transition period before the permanent injunction took effect, and granted a royalty on disposables. On September 10, 2009, the appellate court affirmed Fresenius’ liability for infringing valid claims of Baxter’s main patent, invalidated certain claims of other patents, and remanded the case to the district court to finalize the scope of the injunction and the amount of damages owed to Baxter. In November 2009, the appellate court denied Fresenius’ petition for re-hearing of the appeal. In January 2010, Fresenius consented to reentry of the injunction and sought a new trial to determine royalties, which the company is opposing. In March 2010, the United States Patent and Trademark Office’s (USPTO) appellate board affirmed the previous determination by the USPTO patent examiner that the remaining patent was invalid. The company is seeking reconsideration of that decision with the board, and if unsuccessful, will appeal the USPTO’s decision to the same appellate court that affirmed the validity of the patent in September 2009. Fresenius has asked the trial court to stay further court proceedings during the pendency of the company’s appeal of the USPTO’s negative determination.
Other
In October 2004, a purported class action was filed in the U.S.D.C. for the Northern District of Illinois against Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s 401(k) plans, breached their fiduciary duties to the plan participants by offering Baxter common stock as an investment option in each of the plans during the period of January 2001 to October 2004. In March 2006, the trial court certified a class of plan participants who elected to acquire Baxter common stock through the plans between January 2001 and the present. In April 2008, the Court of Appeals for the Seventh Circuit denied Baxter’s interlocutory appeal and upheld the trial court’s denial of Baxter’s motion to dismiss. On September 28, 2009, the trial court partially granted Baxter’s motion for judgment on the pleadings, dismissing claims related to the 2004 time-frame. Fact and expert discovery has been completed in this matter. Summary judgment in the company's favor was granted in May 2010.
On October 12, 2005 the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to effect the seizure of COLLEAGUE and SYNDEO infusion pumps that were on hold in Northern Illinois. Customer-owned pumps were not affected. On June 29, 2006, Baxter Healthcare Corporation entered into a Consent Decree for Condemnation and Permanent Injunction with the United States to resolve this seizure litigation. Pursuant to the Consent Decree, in April 2010 the FDA ordered the company to recall all of its COLLEAGUE infusion pumps currently in use in the United States. Additional third-party claims may be filed in connection with the COLLEAGUE matter. In September 2009, the company received a subpoena from the Office of the United States Attorney of the Northern District of Illinois requesting production of documents relating to the COLLEAGUE infusion pump. The company is fully cooperating with the request.
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
In connection with the recall of heparin products in the United States, approximately 740 lawsuits have been filed alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. In June 2008, a number of these federal cases were consolidated in the U.S.D.C. for the Northern District of Ohio for pretrial case management under the Multi District Litigation rules. A trial date for the first of these cases is scheduled for early 2011. In September 2008, a number of state court cases were consolidated in Cook County, Illinois for pretrial case management, with a scheduled trial date for the first of these cases in May 2011. Discovery is ongoing with respect to these matters.
The company is a defendant, along with others, in numerous lawsuits filed in state court in Las Vegas, Nevada. These lawsuits allege that health care workers improperly reused vials of propofol during endoscopy procedures, which resulted in the transmission of Hepatitis C to patients. These lawsuits allege that Teva Pharmaceuticals USA, Inc. (Teva) (as the manufacturer) and the company (as the distributor) improperly designed, manufactured and sold larger vials of propofol to these endoscopy centers. The first case went to trial against Teva and the company in April 2010. The jury awarded the plaintiffs $5 million in compensatory damages and $500 million in punitive damages ($356 million against Teva and $144 million against the company). Teva and the company plan to appeal this decision. Additionally, Baxter believes it is entitled to indemnity in these matters pursuant to an indemnity agreement entered into with Teva in 2009.
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
Baxter currently is a defendant in a number of lawsuits and subject to additional claims brought by individuals who have hemophilia and their families, all seeking damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII or IX derived from human blood plasma (factor concentrates) processed by the company and other acquired entities from the late 1970s to the mid-1980s. The typical case or claim alleges that the individual was infected with the HIV or HCV virus by factor concentrates that contained one or both viruses. None of these cases involves factor concentrates currently processed by the company. Baxter and other defendants have announced a settlement offer with respect to these claims. The fully reserved settlement is contingent on receiving acceptance from a significant percentage of the claimants in 2010.
7. SEGMENT INFORMATION
Baxter operates in three segments, each of which is a strategic business that is managed separately because each business develops, manufactures and markets distinct products and services. The segments and a description of their products and services are as follows.
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
Certain items are maintained at the corporate level (Corporate) and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, deferred income taxes, certain litigation liabilities and related insurance receivables, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal Inc. (Fenwal) in connection with the divestiture of the TT business. Refer to Note 3 to the company’s consolidated financial statements in the 2009 Annual Report for further information regarding the TT divestiture.
Included in the Medication Delivery segment's pre-tax loss in the first quarter of 2010 was a $588 million charge related to the recall of COLLEAGUE infusion pumps from the U.S. market. Refer to Note 3 for further information regarding the COLLEAGUE infusion pump charge.

Financial information for the company’s segments is as follows.

	Three months ended
	March 31,
(in millions)	2010	2009

Net sales
BioScience	$1,362	$1,252
Medication Delivery	969	1,035
Renal	584	515
Transition services to Fenwal	12	22

Total	$2,927	$2,824

Pre-tax income (loss)
BioScience	$554	$509
Medication Delivery	(342)	168
Renal	85	50

Total pre-tax income from segments	$297	$727

Transition services to Fenwal represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal subsequent to the divestiture of the TT business in 2007.
The following is a reconciliation of segment pre-tax income to income before income taxes per the condensed consolidated statements of (loss) income.

	Three months ended
	March 31,
(in millions)	2010	2009

Total pre-tax income from segments	$297	$727
Unallocated amounts
Stock compensation	(30)	(38)
Net interest expense	(19)	(26)
Certain foreign currency fluctuations and hedging activities	9	42
Other Corporate items	(145)	(68)

Income before income taxes	$112	$637

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three months ended March 31, 2010.
RESULTS OF OPERATIONS
NET SALES

	Three months ended
	March 31,		Percent
(in millions)	2010	2009	change

BioScience	$1,362	$1,252	9%
Medication Delivery	969	1,035	(6%)
Renal	584	515	13%
Transition services to Fenwal Inc.	12	22	(45%	)

Total net sales	$2,927	$2,824	4%

	Three months ended
	March 31,		Percent
(in millions)	2010	2009	change

International	$1,847	$1,583	17%
United States	1,080	1,241	(13%)

Total net sales	$2,927	$2,824	4%

Foreign currency favorably impacted net sales growth by 6 percentage points in the first quarter of 2010 principally due to the weakening of the U.S. Dollar relative to other currencies, including the Euro, the Australian Dollar and the British Pound, during the same period in the prior year.
Healthcare reform legislation enacted in the United States in the first quarter of 2010 unfavorably impacted sales growth in the quarter by approximately 0.5 percentage points, principally in the BioScience segment. The company expects that the healthcare reform legislation will continue to unfavorably impact sales growth throughout the remainder of 2010 as a result of an increase in Medicaid rebates and the expansion of the 340B Drug Pricing Program.
Included as a reduction to net sales in the first quarter of 2010 was $213 million of the company's $588 million charge related to the recall of COLLEAGUE infusion pumps from the U.S. market. The charge, included in the Medication Delivery segment, unfavorably impacted sales growth in the quarter by 7 percentage points. Refer to Note 3 for further information regarding the COLLEAGUE infusion pump charge.
BioScience
The following is a summary of sales by product category in the BioScience segment.

	Three months ended
	March 31,		Percent
(in millions)	2010	2009	change

Recombinants	$510	$451	13%
Plasma Proteins	292	274	7%
Antibody Therapy	322	337	(4%	)
Regenerative Medicine	119	99	20%
Other	119	91	31%

Total net sales	$1,362	$1,252	9%

Net sales in the BioScience segment increased 9% during the first quarter of 2010 (including a 6 percentage point benefit from foreign currency). Overall sales growth in the BioScience segment was unfavorably impacted by healthcare reform legislation enacted in the United States in the first quarter of 2010, principally in the Antibody Therapy, Plasma Proteins and Recombinants product categories. Sales growth in the Recombinants product category was the result of increased sales of the company’s advanced recombinant therapy, ADVATE [Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method], due to continued customer adoption of this therapy and increased demand for new dosage forms that provide more precise dosing and convenience for patients.

Excluding the impact of foreign currency, sales in the Plasma Proteins product category declined slightly, as increased demand for FEIBA (an anti-inhibitor coagulant complex) and certain other plasma-derived products, and improved demand in the United States for ARALAST [alpha 1-proteinase inhibitor (human)], were more than offset by reduced demand for albumin in the United States and decreased international sales of plasma-derived factor VIII. Lower net sales in the Antibody Therapy product category were due to lower overall market growth, share erosion, and increased Medicaid rebates, principally for GAMMAGARD LIQUID (marketed as KIOVIG in most markets outside the United States), the liquid formulation of the antibody-replacement therapy IGIV (immune globulin intravenous), as well as a decline in sales of WinRho SDF [Rho(D) Immune Globulin Intravenous (Human)]. The company anticipates continuing near-term volatility in results for plasma-based therapies (Plasma Proteins and Antibody Therapy), driven by market and broader economic pressures on pricing and unit demand. Also driving the overall sales growth of the BioScience segment were increased sales of the company’s sealant products, FLOSEAL, COSEAL and TISSEEL, in the Regenerative Medicine product category, and increased international sales of CELVAPAN H1N1 pandemic vaccine, which more than offset the lower international demand for FSME-IMMUN (a tick-borne encephalitis vaccine), in the Other product category.
Medication Delivery
The following is a summary of sales by product category in the Medication Delivery segment.

	Three months ended
	March 31,		Percent
(in millions)	2010	2009	change

IV Therapies	$391	$344	14%
Global Injectables	451	371	22%
Infusion Systems	(4)	199	(102%)
Anesthesia	127	109	17%
Other	4	12	(67%	)

Total net sales	$969	$1,035	(6%)

Net sales for the Medication Delivery segment decreased 6% during the first quarter of 2010 (including a 6 percentage point benefit from foreign currency) principally due to the unfavorable impact of a $213 million charge related to the recall of COLLEAGUE infusion pumps from the U.S. market. Intravenous (IV) Therapies sales growth was driven by improved pricing and increased global demand for nutritional products and IV solutions. Within the Global Injectables product category, sales growth was driven by strong sales in the international pharmacy compounding and the U.S. pharmaceutical partnering businesses. In the Infusion Systems product category, net sales declined as a result of a charge related to the recall of COLLEAGUE infusion pumps and lower sales of disposable tubing sets used in the administration of IV solutions. The company anticipates that, among other alternatives to be provided to customers, the company will offer its available Sigma International General Medical Apparatus, LLC (SIGMA) SPECTRUM infusion pumps as a replacement pump without charge. Sales growth in the Anesthesia product category was driven by increased demand for SUPRANE (desflurane) and sevoflurane.
Renal
The following is a summary of sales by product category in the Renal segment.

	Three months ended
	March 31,		Percent
(in millions)	2010	2009	change

PD Therapy	$474	$420	13%
HD Therapy	110	95	16%

Total net sales	$584	$515	13%

Net sales in the Renal segment increased 13% during the first quarter of 2010 (including an 8 percentage point benefit from foreign currency). Net sales increased due to an increase in the number of peritoneal dialysis (PD) patients, particularly in the United States, Latin America and Eastern Europe and double-digit growth across Asia. Penetration of PD Therapy products continues to be strong in emerging markets where many people with end-stage renal disease are currently under-treated. Net sales growth in the Hemodialysis (HD) Therapy product category was driven by Continuous Renal Replacement Therapy sales related to the company’s acquisition of certain assets of the Edwards Lifesciences Corporation hemofiltration business in the third quarter of 2009.

Transition services to Fenwal Inc.
Net sales in this category represents revenues associated with manufacturing, distribution and other services provided by the company to Fenwal Inc. (Fenwal) subsequent to the divestiture of the Transfusion Therapies (TT) business in 2007. Refer to Note 3 to the company’s consolidated financial statements in the 2009 Annual Report for additional information regarding the TT divestiture.
GROSS MARGIN AND EXPENSE RATIOS

	Three months ended
	March 31,
(as a percent of net sales)	2010	2009	Change

Gross margin	35.6%	52.7%	(17.1 pts	)
Marketing and administrative expenses	23.3%	21.6%	1.7 pts

Gross Margin
The gross margin percentage declined in the first quarter of 2010. Improvements in sales mix across all three segments were more than offset by the impact of a charge in the first quarter of 2010 totaling $588 million related to the recall of COLLEAGUE infusion pumps from the U.S. market, which unfavorably impacted the gross margin rate by 16.3 percentage points, an increase in Medicaid rebates resulting from healthcare reform legislation enacted in the United States in the first quarter and increased inventory reserves relating to the company’s CELVAPAN H1N1 pandemic vaccine. In addition, the gross margin rate in the prior year was favorably impacted by foreign currency.
Marketing and Administrative Expenses
The increase in the marketing and administrative expense ratio in the first quarter of 2010 was principally due to a charge to net sales in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps, which unfavorably impacted the marketing and administrative expense ratio by 1.5 percentage points. Marketing and administrative expenses were $683 million in the first quarter of 2010, an increase of 12% over the $611 million reported in the first quarter of 2009. This increase was driven by increased spending on new marketing programs, higher employee benefit costs and the unfavorable impact of foreign currency, partially offset by the impact of stronger cost controls.
RESEARCH AND DEVELOPMENT

	Three months ended
	March 31,
(in millions)	2010	2009	Change

Research and development expenses	$227	$212	7%
as a percent of net sales	7.8%	7.5%	0.3 pts

Research and development (R&D) expenses increased during the first quarter of 2010, principally driven by continued investments in R&D in the BioScience segment and the unfavorable impact of foreign currency. While the company will continue to invest in its R&D pipeline as part of the execution of its long-term growth strategy, growth in R&D expenses is expected to be flat in 2010. The first quarter of 2010 charge to net sales related to the recall of COLLEAGUE infusion pumps unfavorably impacted the R&D expense ratio by 0.6 percentage points. Refer to the 2009 Annual Report for a discussion of the company’s R&D pipeline.
NET INTEREST EXPENSE
Net interest expense was $19 million in the first quarter of 2010, compared to $26 million in the first quarter of 2009. The decrease was principally driven by an increase in interest income, with the impact of a higher average cash balance more than offsetting the impact of lower interest rates.
OTHER EXPENSE, NET
Other expense, net was $2 million in the first quarter of 2010 and the first quarter of 2009. Included in both periods were amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency.
PRE-TAX INCOME
Refer to Note 7 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience
Pre-tax income increased 9% in the first quarter of 2010. The impact of strong sales of higher-margin products, fueled by the continued customer adoption of ADVATE therapy, and the favorable impact of foreign currency were partially offset by an increase in Medicaid rebates resulting from healthcare reform legislation enacted in the United States in the first quarter, increased inventory reserves related to the company’s CELVAPAN H1N1 pandemic vaccine, and increased R&D spending, particularly related to several clinical trials for the evaluation of GAMMAGARD LIQUID therapy for a number of potential indications.
Medication Delivery
Pre-tax loss was $342 million in the first quarter of 2010 compared to pre-tax income of $168 million in the first quarter of 2009. The decrease was driven by a charge in the first quarter of 2010 totaling $588 million related to the recall of COLLEAGUE infusion pumps from the U.S. market. Partially offsetting the impact of the charge were strong sales growth, gross margin improvement resulting from favorable product mix and manufacturing cost improvements, and the favorable impact of foreign currency.
Renal
Pre-tax income increased 70% in the first quarter of 2010. The increase was primarily due to the continued increases in PD Therapy patients, favorable product mix, and the favorable impact of foreign currency.
Other
Certain items are maintained at the company’s corporate level and are not allocated to the segments. These amounts are detailed in the table in Note 7 and primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign currency fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, deferred income taxes, certain litigation liabilities and related insurance receivables, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal. Refer to Note 5 regarding stock compensation expense and the previous discussion for further information regarding net interest expense.
INCOME TAXES
The company’s effective income tax rate was 153.6% and 18.7% in the first quarters of 2010 and 2009, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events. The increase in the effective tax rate in the first quarter of 2010 was principally due to a $588 million charge related to the recall of COLLEAGUE infusion pumps from the U.S. market for which there was no net tax benefit recognized. The effective tax rate in the first quarter of 2010 was also impacted by a $39 million write-off of a deferred tax asset as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation recently enacted in the United States.
The company anticipates that the effective tax rate for the full-year 2010 will be approximately 19.5%, excluding the impact from audit developments and other special items, such as the item in the first quarter of 2010 noted above.
(LOSS) INCOME AND EARNINGS (LOSS) PER DILUTED SHARE
Net loss attributable to Baxter was $63 million, or $0.11 per diluted share, for the first quarter of 2010, compared to net income attributable to Baxter of $516 million, or $0.83 per diluted share, in the prior year quarter. The significant factors and events contributing to the changes are discussed above.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operations
Cash flows from operations increased during the first quarter of 2010 as compared to the prior year, totaling $279 million in the first quarter of 2010 and $237 million in the first quarter of 2009. The increase in cash flows from operations was primarily due to higher earnings (before non-cash items) and the other factors discussed below. Included in cash flows from operations in the first quarters of 2010 and 2009 were outflows of $31 million and $78 million, respectively, related to realized excess tax benefits from stock issued under employee benefit plans. Realized excess tax benefits are required to be presented in the statement of cash flows as an outflow within the operating section and an inflow within the financing section.
Accounts Receivable
Cash flows relating to accounts receivable decreased during the first quarter of 2010 as compared to the prior year. Days sales outstanding increased from 52.1 days at March 31, 2009 to 58.5 days at March 31, 2010, primarily due to the impact of the first quarter of 2010 charge related to the recall of COLLEAGUE infusion pumps, which increased days sales outstanding by 5.4 days. Also impacting days sales outstanding was the geographic mix of sales and increased collection periods in certain international locations, partially offset by improved collection periods in the United States and an increase in the factoring of receivables.
Inventories
Cash outflows relating to inventories increased in 2010. The following is a summary of inventories at March 31, 2010 and December 31, 2009, as well as annualized inventory turns for the three months ended March 31, 2010 and 2009, by segment.

			Annualized inventory
	Inventories		turns for the three
	March 31,	December 31,	months ended March 31,
(in millions, except inventory turn data)	2010	2009	2010	2009

BioScience	$1,568	$1,592	1.29	1.28
Medication Delivery	637	705	6.44	2.98
Renal	268	257	4.16	4.16
Other	4	3	—	—

Total company	$2,477	$2,557	2.93	2.10

The higher inventory turns for the total company were principally due to the impact of the first quarter of 2010 charge related to the recall of COLLEAGUE infusion pumps in the Medication Delivery segment. The COLLEAGUE infusion pump charge increased the Medication Delivery segment and total company inventory turns by 2.84 and 0.69, respectively.
Other
Cash outflows related to liabilities, restructuring and cost optimization payments and other decreased in the first three months of 2010. Higher discretionary cash contributions to the company’s pension plan in the United States, which were $300 million and $100 million in the first quarters of 2010 and 2009, respectively, were more than offset by lower outflows relating to accounts payable and accrued liabilities and decreased payments related to the company’s restructuring and cost optimization programs.
Cash flows from investing activities
Capital Expenditures
Capital expenditures increased $59 million in the first quarter of 2010, from $171 million in 2009 to $230 million in 2010. The company’s investments in capital expenditures are focused on projects that enhance the company’s cost structure and manufacturing capabilities across the three businesses. In addition, the company continues to invest to support its strategy of geographic expansion with select investments in growing markets, and continues to invest to support the company’s ongoing strategic focus on R&D with the expansion of research facilities, pilot manufacturing sites and laboratories.
Acquisitions of and Investments in Businesses and Technologies
Cash outflows relating to acquisitions of and investments in businesses and technologies of $234 million in the first quarter of 2010 related to the acquisition of all of the outstanding equity of ApaTech Limited (ApaTech), an orthobiologic products company based in the United Kingdom. Cash outflows in the first quarter of 2010 consisted of the $245 million up-front purchase price, adjusted for closing date cash of $11 million. Refer to Note 2 for further information about the acquisition of ApaTech.
Other
There were no cash flows relating to other investing activities in the first quarter of 2010. Cash outflows in the first quarter of 2009 principally related to an increase in short-term investments.

Cash flows from financing activities
Debt Issuances, Net of Payments of Obligations
Net cash inflows related to debt and other financing obligations totaled $589 million and $194 million in the first quarters of 2010 and 2009, respectively. In March 2010, the company issued $600 million of senior unsecured notes, with $300 million maturing in March 2013 and bearing a 1.8% coupon rate, and $300 million maturing in March 2020 and bearing a 4.25% coupon rate. The net proceeds from this issuance are being used for general corporate purposes, including the refinancing of indebtedness. Included in the net cash inflows in the first quarter of 2009 was the February 2009 issuance of $350 million of senior unsecured notes, which mature in March 2014 and bear a 4.0% coupon rate, and the repayment of approximately $160 million of outstanding borrowings related to its Euro-denominated credit facility.
Other Financing Activities
Cash dividend payments totaled $174 million and $160 million in the first quarters of 2010 and 2009, respectively. The increase in cash dividend payments was primarily due to a 12% increase in the quarterly dividend rate compared to the prior year. In February 2010, the board of directors declared a quarterly dividend of $0.29 per share, paid on April 1, 2010 to shareholders of record on March 10, 2010.
Proceeds and realized excess tax benefits from stock issued under employee benefit plans increased by $32 million, from $139 million in the first quarter of 2009 to $171 million in the first quarter of 2010, primarily due to an increase in stock option exercises, partially offset by a decrease in realized excess tax benefits (as further discussed above).
Stock repurchases totaled $435 million and $566 million in the first quarters of 2010 and 2009, respectively. As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2009, the board of directors authorized the repurchase of up to $2.0 billion of the company’s common stock. At March 31, 2010, $1.5 billion remained available under this authorization.
CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS
Credit facilities
The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in December 2011. The company also maintains a credit facility denominated in Euros with a maximum capacity of approximately $406 million at March 31, 2010, which matures in January 2013. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At March 31, 2010, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of the two outstanding facilities at March 31, 2010. The non-performance of any financial institution supporting the credit facility would reduce the maximum capacity of these facilities by each institution’s respective commitment. Refer to Note 6 to the company’s consolidated financial statements in the 2009 Annual Report for further discussion of the company’s credit facilities.
Access to capital
The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt or common stock. The company had $2.7 billion of cash and equivalents at March 31, 2010. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.
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

Credit ratings
There were no changes in the company’s credit ratings in the first three months of 2010. Refer to the 2009 Annual Report for further discussion of the company’s credit ratings.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2009 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2009 Annual Report. Other than changes required due to the issuance of new accounting pronouncements, there have been no significant changes in the company’s application of its critical accounting policies during 2010.
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
CERTAIN REGULATORY MATTERS
In July 2005, the company stopped shipment of COLLEAGUE infusion pumps in the United States. Following a number of Class I recalls (recalls at the highest priority level for the U.S. Food and Drug Administration (the FDA)) relating to the performance of the pumps, as well as the seizure litigation described in Note 6, the company entered into a Consent Decree in June 2006. Additional Class I recalls related to remediation and repair and maintenance activities were addressed by the company in 2007 and 2009. Pursuant to the Consent Decree, in April 2010 the FDA ordered the company to recall COLLEAGUE infusion pumps currently in use in the United States. As discussed in Note 3, the company has recorded a charge against its first quarter results related to the FDA’s order and other actions the company intends to undertake outside the United States, in addition to a number of earlier charges in connection with its COLLEAGUE infusion pumps. As discussed in Note 6, the company received a subpoena from the Office of the United States Attorney of the Northern District of Illinois relating to the COLLEAGUE infusion pump in September 2009. It is possible that substantial cash and non-cash charges, including significant asset impairments related to the COLLEAGUE infusion pumps and related businesses, may be required in future periods based on new information, changes in estimates, the outcome of the current dialogue with the FDA and modifications to the FDA order, and other actions the company may be required to undertake in other global markets.
In March 2010, the FDA classified the company’s Urgent Product Recall regarding Increased Intraperitoneal Volume (IIPV), or overfill of the abdominal cavity, associated with the company’s HomeChoice and HomeChoice Pro peritoneal dialysis cyclers as a Class I recall. The company is working with the FDA to address the recall.
While the company continues to work to resolve the issues described above, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional legislation or regulation will not be introduced that may adversely affect the company’s operations. Please see “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2009 for additional discussion of regulatory matters.

FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, including those made in connection with the charges related to the recall of the company’s COLLEAGUE infusion pumps, litigation related matters including outcomes, the company’s efforts to recall and remediate its COLLEAGUE infusion pumps and other regulatory matters, expectations with respect to restructuring and cost optimization programs (including expected cost savings), strategic plans, geographic expansion, credit exposure to foreign governments, expectations with respect to business development activities, estimates of liabilities, ongoing tax audits and related tax provisions, expectations with respect to the company’s hedging activities including its exposure to financial market volatility and foreign currency risk, the company’s internal R&D pipeline, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility and the adequacy of credit facilities and reserves, repurchases of the company’s common stock, the effective tax rate in 2010, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:
•	demand for and market acceptance risks for new and existing products, such as ADVATE and plasma-based therapies (including Antibody Therapy), and other therapies;

•	fluctuations in supply and demand and the pricing of plasma-based therapies;

•	recently enacted healthcare reform legislation in the United States including its effect on pricing, reimbursement, taxation and rebate policies;

•	future actions of governmental authorities and other third parties including third party payers as recently adopted healthcare reform legislation is implemented in the United States;

•	additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	the company’s ability to identify business development and growth opportunities for existing products;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	future actions of the FDA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO infusion pumps;

•	final resolution of the FDA’s April 2010 order to recall all of the company’s COLLEAGUE infusion pumps currently in use in the United States as well as any additional actions required globally;

•	the company’s ability to fulfill demand for its SIGMA SPECTRUM infusion pump as a result of the recall of its COLLEAGUE infusion pumps currently in use in the United States;

•	foreign currency fluctuations, particularly due to reduced benefits from the company’s natural hedges and limitations on the ability to cost-effectively hedge resulting from financial market and currency volatility;

•	reimbursement or rebate policies of government agencies and private payers;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of restructuring and optimization initiatives;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, including the SIGMA transaction;

•	changes in credit agency ratings;

•	any impact of the commercial and credit environment on the company and its customers and suppliers; and

•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described under the caption “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2009, all of which are available on the company’s website.
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
The company uses options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at March 31, 2010 is 15 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.
Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and requires such exchange to be made at the official exchange rate established by the government. On January 8, 2010, the Venezuelan government devalued the official exchange rate. As of January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela became the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company.
As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange option, forward and cross-currency swap contracts outstanding at March 31, 2010, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $29 million with respect to those contracts, which principally related to a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary, would increase by $62 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange option, forward and cross-currency swap contracts outstanding at March 31, 2010 by replacing the actual exchange rates at March 31, 2010 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2009 Annual Report. There were no significant changes during the quarter ended March 31, 2010.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2010.
Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting
There has been no change in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010 and 2009 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2010, and the related condensed consolidated statements of (loss) income for each of the three-month periods ended March 31, 2010 and 2009 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of income, of cash flows and of changes in equity and comprehensive income for the year then ended, and in our report dated February 22, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
May 10, 2010

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the three-month period ended March 31, 2010.
Issuer Purchases of Equity Securities

				Approximate dollar value of
	Total number		Total number of shares	shares that may yet be
	of shares	Average price	purchased as part of publicly	purchased under the
Period	purchased (1)	paid per share	announced program (1)	program (1)
January 1, 2010 through January 31, 2010	753,565	$59.44	753,565
February 1, 2010 through February 28, 2010	3,470,345	$56.93	3,470,345
March 1, 2010 through March 31, 2010	3,293,217	$58.49	3,293,217

Total	7,517,127	$57.87	7,517,127	$1,514,857,326

(1)	In July 2009, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market. During the first quarter of 2010, the company repurchased 7.5 million shares for $435 million under this program. This program does not have an expiration date.

Item 6. Exhibits
Exhibit Index:

Exhibit
Number	Description
15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.

(Registrant)

Date: May 10, 2010	By:	/s/ Robert M. Davis

Robert M. Davis
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)