Form 10-Q
period 2010-06-30
BAXTER INTERNATIONAL INC
filed 2010-08-05
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 28, 2010 was 584,369,752 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended June 30, 2010
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$3,194	$3,123	$6,121	$5,947
Cost of sales	1,556	1,485	3,440	2,821

Gross margin	1,638	1,638	2,681	3,126

Marketing and administrative expenses	721	660	1,404	1,271
Research and development expenses	219	231	446	443
Net interest expense	25	24	44	50
Other expense (income), net	3	(1)	5	1

Income before income taxes	670	724	782	1,361
Income tax expense	133	135	305	254

Net income	537	589	477	1,107

Less: Noncontrolling interests	2	2	5	4

Net income attributable to Baxter International Inc. (Baxter)	$535	$587	$472	$1,103

Net income attributable to Baxter per common share
Basic	$0.90	$0.97	$0.79	$1.81

Diluted	$0.90	$0.96	$0.78	$1.79

Weighted-average number of common shares outstanding
Basic	593	607	597	610

Diluted	596	612	602	616

Cash dividends declared per common share	$0.29	$0.26	$0.58	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		June 30,	December 31,
		2010	2009

Current assets	Cash and equivalents	$2,300	$2,786
	Accounts and other current receivables	2,072	2,302
	Inventories	2,384	2,557
	Prepaid expenses and other	619	626

	Total current assets	7,375	8,271

Property, plant and equipment, net		4,983	5,159

Other assets	Goodwill	1,956	1,825
	Other intangible assets, net	522	513
	Other	1,651	1,586

	Total other assets	4,129	3,924

Total assets		$16,487	$17,354

Current liabilities	Short-term debt	$15	$29
	Current maturities of long-term debt and lease obligations	680	682
	Accounts payable and accrued liabilities	3,390	3,753

	Total current liabilities	4,085	4,464

Long-term debt and lease obligations		4,119	3,440

Other long-term liabilities		2,149	2,030

Commitments and contingencies

Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2010 and 2009	683	683
	Common stock in treasury, at cost, 99,215,562 shares in 2010 and 82,523,243 shares in 2009	(5,515)	(4,741)
	Additional contributed capital	5,702	5,683
	Retained earnings	7,376	7,343
	Accumulated other comprehensive loss	(2,348)	(1,777)

	Total Baxter shareholders’ equity	5,898	7,191

	Noncontrolling interests	236	229

	Total equity	6,134	7,420

Total liabilities and equity		$16,487	$17,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Six months ended
		June 30,
		2010	2009

Cash flows from operations	Net income	$477	$1,107
	Adjustments
	Depreciation and amortization	335	302
	Deferred income taxes	120	135
	Stock compensation	63	74
	Realized excess tax benefits from stock issued under employee benefit plans	(34)	(81)
	Infusion pump charge	588	—
	Other	33	14
	Changes in balance sheet items
	Accounts and other current receivables	(38)	(58)
	Inventories	(119)	(85)
	Accounts payable and accrued liabilities	(162)	(264)
	Restructuring and cost optimization payments	(31)	(28)
	Other	(170)	(68)

	Cash flows from operations	1,062	1,048

Cash flows from investing activities	Capital expenditures	(467)	(387)
	Acquisitions of and investments in businesses and technologies	(254)	(102)
	Other	—	(8)

	Cash flows from investing activities	(721)	(497)

Cash flows from financing activities	Issuances of debt	604	361
	Payments of obligations	(17)	(183)
	Cash dividends on common stock	(348)	(318)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	235	204
	Purchases of treasury stock	(1,112)	(866)
	Other	(32)	—

	Cash flows from financing activities	(670)	(802)

Effect of currency exchange rate changes on cash and equivalents		(157)	(78)

Decrease in cash and equivalents		(486)	(329)
Cash and equivalents at beginning of period		2,786	2,131

Cash and equivalents at end of period		$2,300	$1,802

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
2. SUPPLEMENTAL FINANCIAL INFORMATION
Accounts and other current receivables
The company recorded a charge of $28 million in the second quarter of 2010 to write down its accounts receivable in Greece principally as a result of the Greek government’s announcement of a plan to convert certain past due receivables into non-interest bearing bonds with maturities of one to three years. The charge, computed by taking into consideration, among other factors, the imputed discount of the outstanding receivables based upon publicly traded Greek government bonds with similar terms, was included in marketing and administrative expenses. As it relates to these and other receivables, changes in economic conditions and customer-specific factors may require the company to re-evaluate the collectability of its receivables and the company could potentially incur additional charges.
Net pension and other postemployment benefits cost
The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Pension benefits
Service cost	$25	$22	$50	$43
Interest cost	56	55	114	109
Expected return on plan assets	(70)	(63)	(141)	(125)
Amortization of net losses and other deferred amounts	33	24	64	49

Net periodic pension benefit cost	$44	$38	$87	$76

OPEB
Service cost	$2	$1	$3	$2
Interest cost	7	8	15	16
Amortization of prior service credit and net loss	(2)	—	(3)	(1)

Net periodic OPEB cost	$7	$9	$15	$17

Net interest expense

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Interest expense, net of capitalized interest	$30	$29	$58	$60
Interest income	(5)	(5)	(14)	(10)

Net interest expense	$25	$24	$44	$50

Comprehensive income (loss)

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Comprehensive income (loss)	$226	$819	$(91)	$1,241
Less: Comprehensive income attributable to noncontrolling interests	6	7	8	5

Comprehensive income (loss) attributable to Baxter	$220	$812	$(99)	$1,236

The decrease in comprehensive income attributable to Baxter for the three months ended June 30, 2010 was principally due to unfavorable movements in currency translation adjustments, which resulted in a $355 million loss in 2010 compared to a $215 million gain in 2009. The decrease in comprehensive income attributable to Baxter for the six months ended June 30, 2010 was principally due to unfavorable movements in currency translation adjustments, which resulted in a $687 million loss in 2010 compared to a $109 million gain in 2009, and lower net income, principally due to a $588 million charge in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market. Refer to Note 3 for further information regarding the COLLEAGUE infusion pump charge.
Effective tax rate
The company’s effective income tax rate was 19.9% and 18.6% in the second quarters of 2010 and 2009, respectively, and 39.0% and 18.7% in the six-month periods ended June 30, 2010 and 2009, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events. The increase in the effective tax rate in the three-month period ended June 30, 2010 was due primarily to a change in the earnings mix between lower and higher tax rate jurisdictions compared to the prior year period. The increase in the effective tax rate in the six-month period ended June 30, 2010 was principally due to a $588 million charge related to the recall of COLLEAGUE infusion pumps from the U.S. market for which there was no net tax benefit recognized, a $39 million write-off of a deferred tax asset as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation recently enacted in the United States, and a change in the earnings mix between lower and higher tax rate jurisdictions compared to the prior year period.
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
The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Basic shares	593	607	597	610
Effect of dilutive securities	3	5	5	6

Diluted shares	596	612	602	616

The computation of diluted EPS excluded employee stock options to purchase 30 million and 23 million shares for the three months ended June 30, 2010 and 2009, respectively, and 23 million and 17 million shares for the six months ended June 30, 2010 and 2009, respectively, because the effect would have been anti-dilutive.
Inventories

	June 30,	December 31,
(in millions)	2010	2009

Raw materials	$469	$598
Work in process	858	842
Finished goods	1,057	1,117

Inventories	$2,384	$2,557

Property, plant and equipment, net

	June 30,	December 31,
(in millions)	2010	2009

Property, plant and equipment, at cost	$9,868	$10,060
Accumulated depreciation and amortization	(4,885)	(4,901)

Property, plant and equipment, net	$4,983	$5,159

Goodwill
The following is a reconciliation of goodwill by business segment.

		Medication
(in millions)	BioScience	Delivery	Renal	Total

Balance as of December 31, 2009	$595	$1,043	$187	$1,825
Additions	226	6	18	250
Currency translation and other adjustments	(25)	(75)	(19)	(119)

Balance as of June 30, 2010	$796	$974	$186	$1,956

Goodwill additions in 2010 principally related to the first quarter acquisition of ApaTech Limited (ApaTech) and a second quarter payment related to the company’s collaboration agreement for the development of a home hemodialysis machine with HHD, LLC and DEKA Products Limited Partnership and DEKA Research and Development Corp. (collectively, DEKA), in the BioScience and Renal segments, respectively. Refer to the discussion below for further information regarding ApaTech and Note 4 to the company’s consolidated financial statements in the 2009 Annual Report for further information related to DEKA. As of June 30, 2010, there were no accumulated goodwill impairment losses.
Other intangible assets, net
The following is a summary of the company’s intangible assets subject to amortization at June 30, 2010 and December 31, 2009.

	Developed
	technology,
(in millions)	including patents	Other	Total

June 30, 2010
Gross other intangible assets	$912	$113	$1,025
Accumulated amortization	(475)	(59)	(534)

Other intangible assets, net	$437	$54	$491

December 31, 2009
Gross other intangible assets	$904	$125	$1,029
Accumulated amortization	(489)	(58)	(547)

Other intangible assets, net	$415	$67	$482

The amortization expense for these intangible assets was $20 million and $16 million for the three months ended June 30, 2010 and 2009, respectively, and $37 million and $28 million for the six months ended June 30, 2010 and 2009, respectively. The anticipated annual amortization expense for intangible assets recorded as of June 30, 2010 is $70 million in 2010, $66 million in 2011, $64 million in 2012, $62 million in 2013, $58 million in 2014 and $57 million in 2015. The increase in other intangible assets, net primarily related to the acquisition of ApaTech in the first quarter of 2010. Refer to the discussion below for further information regarding ApaTech.
Asset impairments
Baxter has made and continues to make significant investments in assets, including inventory and property, plant and equipment, which relate to potential new products or modifications to existing products. The company’s ability to realize value from these investments is contingent on, among other things, regulatory approval and market acceptance of these new or modified products. The company may not be able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.
Variable interest entities
The condensed consolidated financial statements include the accounts of VIEs in which Baxter is the primary beneficiary. With respect to the VIEs that were consolidated by the company as of December 31, 2009, the first quarter 2010 adoption of a new accounting standard on VIEs did not change the company’s determination that it is the primary beneficiary of those VIEs. During the first half of 2010, the company did not enter into any new arrangements in which it determined that the company is the primary beneficiary of a VIE. As of June 30, 2010, the carrying amounts of the consolidated VIEs’ assets and liabilities were not material to Baxter’s consolidated financial statements. Refer to Note 4 to the company’s consolidated financial statements in the 2009 Annual Report for further information about the VIEs consolidated by the company.
Acquisitions of and investments in businesses and technologies
In March 2010, Baxter acquired ApaTech, an orthobiologic products company based in the United Kingdom. As a result of the acquisition, Baxter acquired ACTIFUSE, a silicate substituted calcium phosphate synthetic bone graft material which is currently marketed in the United States, Europe and other select markets around the world, and manufacturing and research and development (R&D) facilities located in the United Kingdom, the United States and Germany. This acquisition complements the company’s existing commercial and technical capabilities in regenerative medicine. The total purchase price of up to $337 million is comprised of $247 million in up-front payments, as adjusted for closing date cash and net working capital-related adjustments, and contingent payments of up to $90 million, which are associated with the achievement of specified commercial milestones.

The following table summarizes the preliminary allocation of the fair value of assets acquired and liabilities assumed at the acquisition date. The final allocation of the purchase price may result in adjustments to the recognized amounts of assets and liabilities.

(in millions)

Assets
Current assets, including cash of $12	$31
Property, plant and equipment, net	13
Goodwill	226
Other intangible assets	77
Other assets	7

Liabilities
Accounts payable and accrued liabilities	15
Contingent payments	70
Other long-term liabilities	22

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
3. INFUSION PUMP AND OTHER CHARGES
Infusion pump charges
In July 2005, the company stopped shipment of COLLEAGUE infusion pumps in the United States. Following a number of Class I recalls relating to the performance of the pumps, as well as the seizure litigation described in Note 6, the company entered into a Consent Decree with the U.S. Food and Drug Administration (the FDA) in June 2006. Additional Class I recalls related to remediation and repair and maintenance activities were addressed by the company in 2007 and 2009.
On July 13, 2010, the FDA issued its final order requiring the company to recall its approximately 200,000 COLLEAGUE infusion pumps currently in use in the U.S. market. Pursuant to the terms of the order, Baxter will offer replacement infusion pumps or monetary consideration to owners of COLLEAGUE pumps and will execute the recall over the next two years to minimize disruption to patient care. Under the replacement option, customers may receive SIGMA SPECTRUM infusion pumps in exchange for COLLEAGUE infusion pumps.
In the first quarter of 2010, following the FDA’s issuance of its initial order dated April 30, 2010, the company recorded a charge of $588 million in connection with this recall and other actions the company intends to undertake outside of the United States. Included in the charge were $142 million relating to asset impairments and $446 million for cash costs. The asset impairments principally related to inventory, lease receivables and other assets relating to the recalled pumps. The reserve for cash costs included an estimate of cash refunds or replacement infusion pumps that will be offered to current owners in exchange for their COLLEAGUE infusion pumps. Cash costs also included costs associated with the execution of the recall program and customer accommodations. It is possible that substantial additional cash and non-cash charges may be required in future periods based on new information, changes in estimates, the implementation of the recall in the United States, and other actions the company may be required to undertake in markets outside the United States.
Of the total charge, $213 million was recorded as a reduction of net sales and $375 million was recorded in cost of sales. The amount recorded in net sales principally related to estimated cash payments to customers.
Prior to the charge recorded in the first quarter of 2010, from 2005 through 2009, the company recorded charges and other costs totaling $337 million related to its COLLEAGUE and SYNDEO infusion pumps. In aggregate, these charges included $270 million of cash costs and $67 million principally related to asset impairments. These reserves for cash costs related to estimated expenditures for the materials, labor and freight costs expected to be incurred to remediate the design issues, customer accommodations, and additional warranty and other commitments made to customers.
While the company will continue to work to resolve the issues associated with COLLEAGUE infusion pumps globally, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional regulation will not be introduced that may adversely affect the company’s operations and consolidated financial statements.
The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through June 30, 2010.

(in millions)

Charges and adjustments in 2005 through 2009	$270
Utilization in 2005 through 2009	(171)

Reserves at December 31, 2009	99
Charge	446
Utilization	(10)

Reserves at June 30, 2010	$535

The remaining infusion pump reserves are expected to be substantially utilized by the end of 2012.
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
Included in the charge were asset impairments of $10 million, relating to inventory and fixed assets associated with discontinued products and projects. Also included in the charge was $69 million of cash costs, principally pertaining to severance and other employee-related costs. Cash cost reserve utilization through June 30, 2010 was $29 million.
Transfusion Therapies
In connection with the TT divestiture in the first quarter of 2007, the company recorded a $35 million charge principally associated with severance and other employee-related costs. Reserve utilization through June 30, 2010 was $28 million.
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

Securitization arrangement
For trade receivables originated in Japan, the company has entered into agreements with financial institutions in which the entire interest in and ownership of the receivable is sold. The company continues to service the receivables in its Japanese securitization arrangement. Servicing assets or liabilities are not recognized because the company receives adequate compensation to service the sold receivables. The Japanese securitization arrangement includes limited recourse provisions, which are not material.
The following is a summary of the activity relating to the securitization arrangement.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Sold receivables at beginning of period	$120	$127	$147	$154
Proceeds from sales of receivables	132	129	249	253
Cash collections (remitted to the owners of the receivables)	(122)	(129)	(264)	(272)
Effect of currency exchange rate changes	(1)	1	(3)	(7)

Sold receivables at end of period	$129	$128	$129	$128

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
All derivative instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. Based upon the exposure being hedged, the company designates its hedging instruments as cash flow or fair value hedges.
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

For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is accumulated in accumulated other comprehensive income (AOCI) and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to other comprehensive income (OCI) over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in other expense (income), net, cost of sales, and net interest expense, and primarily relate to a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary, forecasted intercompany sales denominated in foreign currencies and anticipated issuances of debt, respectively.
The notional amounts of foreign exchange contracts and cross-currency swaps (used to hedge U.S. Dollar-denominated debt issued by a foreign subsidiary) were $1.2 billion and $500 million, respectively, as of both June 30, 2010 and December 31, 2009. The notional amount of interest rate contracts outstanding at December 31, 2009 was $200 million. In the first quarter of 2010, in conjunction with the debt issuance disclosed above, these contracts were terminated, resulting in a gain of $18 million that is being amortized to net interest expense over the life of the related debt.
The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at June 30, 2010 is 18 months.
Fair Value Hedges
The company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These instruments hedge the company’s earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. Fair value hedges are classified in net interest expense, as they hedge the interest rate risk associated with certain of the company’s fixed-rate debt.
The total notional amount of interest rate contracts designated as fair value hedges was $1.9 billion as of June 30, 2010 and $1.6 billion as of December 31, 2009.
Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. If the company removes the cash flow hedge designation because the hedged forecasted transactions are no longer probable of occurring, any gains or losses are immediately reclassified from AOCI to earnings. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the loss or income recognition of the underlying hedged items. If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no hedge dedesignations in the first half of 2010 or 2009 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.
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
The total gross notional amount of undesignated derivative instruments was $425 million as of June 30, 2010 and $419 million as of December 31, 2009.

Gains and Losses on Derivative Instruments
The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the three months ended June 30, 2010 and 2009.

				Gain (loss) reclassified from
	Gain (loss) recognized in OCI			AOCI into income
	Three months ended June 30,		Location of gain (loss)	Three months ended June 30,
(in millions)	2010	2009	in income statement	2010	2009

Cash flow hedges
Interest rate contracts	$—	$56	Net interest expense	$—	$—
Foreign exchange contracts	(1)	—	Net sales	(1)	2
Foreign exchange contracts	19	(30)	Cost of sales	(2)	20
Foreign exchange contracts	47	(17)	Other expense (income), net	48	(15)

Total	$65	$9		$45	$7

				Gain (loss) recognized in income
			Location of gain (loss) in	Three months ended June 30,
(in millions)			income statement	2010	2009

Fair value hedges
Interest rate contracts			Net interest expense	$64	$(66)

Undesignated derivative instruments
Foreign exchange contracts			Other expense (income), net	$(4)	$(17)

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the six months ended June 30, 2010 and 2009.

				Gain (loss) reclassified from
	Gain (loss) recognized in OCI			AOCI into income
	Six months ended June 30,		Location of gain (loss)	Six months ended June 30,
(in millions)	2010	2009	in income statement	2010	2009

Cash flow hedges
Interest rate contracts	$(7)	$76	Net interest expense	$1	$ (1)
Foreign exchange contracts	(2)	(1)	Net sales	(2)	4
Foreign exchange contracts	33	(18)	Cost of sales	(7)	44
Foreign exchange contracts	84	(19)	Other expense (income), net	86	(6)

Total	$108	$38		$78	$41

				Gain (loss) recognized in income
			Location of gain (loss) in	Six months ended June 30,
(in millions)			income statement	2010	2009

Fair value hedges
Interest rate contracts			Net interest expense	$85	$(83)

Undesignated derivative instruments
Foreign exchange contracts			Other expense (income), net	$(5)	$(44)

For the company’s fair value hedges, equal and offsetting losses of $64 million and $85 million were recognized in net interest expense in the second quarter and first half of 2010, respectively, and equal and offsetting gains of $66 million and $83 million were recognized in net interest expense in the second quarter and first half of 2009, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the six months ended June 30, 2010 was not material.
As of June 30, 2010, $12 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments
The following table summarizes the classification and fair value amounts of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2010.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$145
Foreign exchange contracts	Prepaid expenses and other	37	Accounts payable and accrued liabilities	$14
Foreign exchange contracts	Other long-term assets	1	Other long-term liabilities	1

Total derivative instruments designated as hedges		$183		$15

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$—

Total derivative instruments		$183		$15

The following table summarizes the classification and fair value amounts of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2009.

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

Fair value measurements
The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	Balance at	identical assets	observable inputs	inputs
(in millions)	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$38	$—	$38	$—
Interest rate hedges	145	—	145	—
Equity securities	15	15	—	—

Total assets	$198	$15	$183	$—

Liabilities
Foreign currency hedges	$15	$—	$15	$—
Contingent payments related to acquisitions and investments	126	—	—	126

Total liabilities	$141	$—	$15	$126

		Basis of fair value measurement
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	Balance at	identical assets	observable inputs	inputs
(in millions)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$20	$—	$20	$—
Interest rate hedges	85	—	85	—
Equity securities	13	13	—	—

Total assets	$118	$13	$105	$—

Liabilities
Foreign currency hedges	$112	$—	$112	$—
Interest rate hedges	1	—	1	—
Contingent payments related to acquisitions and investments	59	—	—	59

Total liabilities	$172	$—	$113	$59

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
The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and investments.

(in millions)

Fair value as of January 1, 2010	$59
Additions, net of payments	65
Unrealized loss recognized in earnings	2

Fair value as of June 30, 2010	$126

The unrealized loss recognized in earnings relates to liabilities held at June 30, 2010 and is reported in cost of sales and R&D expenses. The addition during the first half of 2010 principally relates to the fair value of contingent payments associated with the company’s acquisition of ApaTech. Refer to Note 2 for more information regarding ApaTech.
As discussed further in Note 3, the company recorded an asset impairment charge related to the recall of COLLEAGUE infusion pumps from the U.S. market in the first quarter of 2010. As the assets had no alternative use and no salvage value, the fair value, measured using significant unobservable inputs (Level 3), was assessed to be zero.
Book Values and Fair Values of Financial Instruments
In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized on the condensed consolidated balance sheets and the approximate fair values as of June 30, 2010 and December 31, 2009.

	Book values		Approximate fair values
(in millions)	2010	2009	2010	2009

Assets
Long-term insurance receivables	$35	$49	$34	$47
Investments	31	31	30	31

Liabilities
Short-term debt	15	29	15	29
Current maturities of long-term debt and lease obligations	680	682	686	697
Other long-term debt and lease obligations	4,119	3,440	4,469	3,568
Long-term litigation liabilities	39	45	38	44

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
5. COMMON STOCK
Stock-based compensation plans
Stock compensation expense totaled $33 million and $36 million for the three months ended June 30, 2010 and 2009, respectively, and $63 million and $74 million for the six months ended June 30, 2010 and 2009, respectively. A majority of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.
In March 2010, the company awarded its annual stock compensation grants, which consisted of approximately 8.0 million stock options and 574,000 performance share units (PSUs). Stock compensation grants made in the second quarter of 2010 were not material.
Stock Options
The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant-date fair values, were as follows.

	Six months ended
	June 30,
	2010	2009

Expected volatility	22%	30%
Expected life (in years)	4.5	4.5
Risk-free interest rate	2.0%	1.8%
Dividend yield	2.0%	2.0%
Fair value per stock option	$10	$12

The total intrinsic value of stock options exercised was $19 million and $16 million during the three months ended June 30, 2010 and 2009, respectively, and was $79 million and $45 million during the six months ended June 30, 2010 and 2009, respectively.
As of June 30, 2010, $111 million of unrecognized compensation cost related to all unvested stock options is expected to be recognized as expense over a weighted-average period of 2.1 years.
Performance Share and Restricted Stock Units
The weighted-average assumptions used in estimating the fair value of PSUs granted during the period, along with the weighted-average fair values, were as follows.

	Six months ended
	June 30,
	2010	2009

Baxter volatility	26%	25%
Peer group volatility	20% - 59%	20% - 59%
Correlation of returns	0.29 - 0.63	0.30 - 0.61
Risk-free interest rate	1.3%	1.6%
Fair value per PSU	$63	$65

As of June 30, 2010, unrecognized compensation cost related to all unvested PSUs of $49 million is expected to be recognized as expense over a weighted-average period of 2.0 years, and unrecognized compensation cost related to all unvested restricted stock units of $10 million is expected to be recognized as expense over a weighted-average period of 2.4 years.
Stock repurchases
As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. During the three- and six-month periods ended June 30, 2010, the company repurchased 15.2 million shares and 22.7 million shares for $677 million and $1.1 billion, respectively, under the board of directors’ July 2009 $2.0 billion share repurchase authorization. At June 30, 2010, $838 million remained available under this authorization.
6. LEGAL PROCEEDINGS
Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.
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
In addition to the matters described below, the company remains subject to other potential administrative and legal actions. With respect to governmental and regulatory matters, these actions may lead to product recalls, injunctions, and other restrictions on the company’s operations and monetary sanctions, including significant civil or criminal penalties. With respect to intellectual property, the company may be exposed to significant litigation concerning the scope of the company’s and others’ rights. Such litigation could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.
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
Peritoneal Dialysis Litigation
In October 2006, Baxter Healthcare Corporation, a direct wholly-owned subsidiary of Baxter, and DEKA Products Limited Partnership (DEKA) filed a patent infringement lawsuit against Fresenius Medical Care Holdings, Inc. and Fresenius USA, Inc. The complaint alleged that Fresenius’ sale of the Liberty Cycler peritoneal dialysis systems and related disposable items and equipment infringes nine U.S. patents, which are owned by Baxter or exclusively licensed in the peritoneal dialysis field to Baxter from DEKA. During the pendency of the litigation, Fresenius agreed to remove certain functionality from the Liberty Cycler and the parties agreed to stay or dismiss seven of the patents. In July 2010, a jury in the U.S.D.C. for the Northern District of California found that the remaining two patents were not infringed by Fresenius.
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
Other
In October 2004, a purported class action was filed in the U.S.D.C. for the Northern District of Illinois against Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s 401(k) plans, breached their fiduciary duties to the plan participants by offering Baxter common stock as an investment option in each of the plans during the period of January 2001 to October 2004. In March 2006, the trial court certified a class of plan participants who elected to acquire Baxter common stock through the plans between January 2001 and the present. Summary judgment in the company’s favor was granted by the trial court in May 2010. The plaintiffs have appealed the decision to the U.S. Court of Appeals for the Seventh Circuit.
In May 2010, a shareholder derivative action was brought on behalf of the company in the Circuit Court of Lake County, Illinois against the company’s Chief Executive Officer, then current Chief Financial Officer, Medication Delivery business President and board of directors. The complaint alleges that the defendants breached their fiduciary duties to the company under Illinois law and caused substantial monetary losses to the company in connection with addressing the COLLEAGUE infusion pump matter.
On October 12, 2005 the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to effect the seizure of COLLEAGUE and SYNDEO infusion pumps that were on hold in Northern Illinois. Customer-owned pumps were not affected. On June 29, 2006, Baxter Healthcare Corporation entered into a Consent Decree for Condemnation and Permanent Injunction with the United States to resolve this seizure litigation. Pursuant to the Consent Decree, in July 2010 the FDA issued its final order regarding the recall of the company’s COLLEAGUE infusion pumps currently in use in the United States. The company will execute the recall over the next two years by offering its customers an option to replace their COLLEAGUE infusion pumps or receive monetary consideration. The company will permit lessees to terminate their leases without penalty and refund any prepaid, unused lease portion upon the return of the devices. Additional third-party claims may be filed in connection with the COLLEAGUE matter. In September 2009, the company received a subpoena from the Office of the United States Attorney of the Northern District of Illinois requesting production of documents relating to the COLLEAGUE infusion pump. The company is fully cooperating with the request.
The company is a defendant, along with others, in eleven lawsuits brought in various U.S. federal courts alleging that Baxter and certain of its competitors conspired to restrict output and artificially increase the price of plasma-derived therapies since 2003. The complaints attempt to state a claim for class action relief and in some cases demand treble damages. These cases have been consolidated for pretrial proceedings before the U.S.D.C. for the Northern District of Illinois.

In connection with the recall of heparin products in the United States, approximately 750 lawsuits have been filed alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. In June 2008, a number of these federal cases were consolidated in the U.S.D.C. for the Northern District of Ohio for pretrial case management under the Multi District Litigation rules. A trial date for the first of these cases is scheduled for March 2011. In September 2008, a number of state court cases were consolidated in Cook County, Illinois for pretrial case management, with a scheduled trial date for the first of these cases in May 2011. Discovery is ongoing with respect to these matters.
The company is a defendant, along with others, in numerous lawsuits filed in state court in Las Vegas, Nevada. These lawsuits allege that health care workers improperly reused vials of propofol during endoscopy procedures, which resulted in the transmission of Hepatitis C to patients. These lawsuits allege that Teva Pharmaceuticals USA, Inc. (Teva) (as the manufacturer) and the company (as the distributor) improperly designed, manufactured and sold larger vials of propofol to these endoscopy centers. The first case went to trial against Teva and the company in April 2010. The jury awarded the plaintiffs $5 million in compensatory damages and $500 million in punitive damages ($356 million against Teva and $144 million against the company). Teva and the company plan to appeal this decision. Additionally, Baxter believes it is entitled to indemnity in these matters pursuant to an indemnity agreement entered into with Teva in 2009. The next trial is scheduled for October 2010.
The company is a defendant, along with others, in less than a dozen lawsuits which allege that Baxter and other defendants manipulated product reimbursements by, among other things, reporting artificially inflated average wholesale prices (AWP) for Medicare and Medicaid eligible drugs. The cases have been consolidated for pretrial purposes before the U.S.D.C. for the District of Massachusetts. In April 2008, the court preliminarily approved a class settlement resolving Medicare Part B claims and independent health plan claims against Baxter and others, which had previously been reserved for by the company. Final approval of this settlement is expected in the third quarter of 2010. Baxter has also resolved a number of other AWP cases brought by state attorneys general and other plaintiffs. A small number of lawsuits against Baxter brought by relators, state attorneys general and New York entities remain which seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution.
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

The company uses more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the company’s condensed consolidated financial statements and, accordingly, are reported on the same basis in this report. The company evaluates the performance of its segments and allocates resources to them primarily based on pre-tax income along with cash flows and overall economic returns. Intersegment sales are generally accounted for at amounts comparable to sales to unaffiliated customers, and are eliminated in consolidation.
Certain items are maintained at the corporate level (Corporate) and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, the Greece receivable charge, deferred income taxes, certain litigation liabilities and related insurance receivables, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal Inc. (Fenwal) in connection with the divestiture of the TT business. Refer to Note 2 for further information regarding the Greece receivable charge and Note 3 to the company’s consolidated financial statements in the 2009 Annual Report for further information regarding the TT divestiture.
Included in the Medication Delivery segment’s pre-tax loss in the first half of 2010 was a first quarter charge of $588 million related to the recall of COLLEAGUE infusion pumps from the U.S. market. Refer to Note 3 for further information regarding the COLLEAGUE infusion pump charge.
Financial information for the company’s segments is as follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Net sales
BioScience	$1,358	$1,418	$2,720	$2,670
Medication Delivery	1,239	1,134	2,208	2,169
Renal	585	550	1,169	1,065
Transition services to Fenwal	12	21	24	43

Total	$3,194	$3,123	$6,121	$5,947

Pre-tax income (loss)
BioScience	$515	$565	$1,069	$1,074
Medication Delivery	285	207	(57)	375
Renal	87	77	172	127

Total pre-tax income from segments	$887	$849	$1,184	$1,576

Transition services to Fenwal represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal subsequent to the divestiture of the TT business in 2007.

The following is a reconciliation of segment pre-tax income to income before income taxes per the condensed consolidated statements of income.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Total pre-tax income from segments	$887	$849	$1,184	$1,576
Unallocated amounts
Stock compensation	(33)	(36)	(63)	(74)
Net interest expense	(25)	(24)	(44)	(50)
Certain foreign currency fluctuations and hedging activities	10	34	19	76
Other Corporate items	(169)	(99)	(314)	(167)

Income before income taxes	$670	$724	$782	$1,361

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and six months ended June 30, 2010.
RESULTS OF OPERATIONS
NET SALES

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2010	2009	change		2010	2009	change

BioScience	$1,358	$1,418	(4%	)	$2,720	$2,670	2%
Medication Delivery	1,239	1,134	9%		2,208	2,169	2%
Renal	585	550	6%		1,169	1,065	10%
Transition services to Fenwal Inc.	12	21	(43%	)	24	43	(44%	)

Total net sales	$3,194	$3,123	2%		$6,121	$5,947	3%

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2010	2009	change	2010	2009	change

International	$1,839	$1,798	2%	$3,686	$3,381	9%
United States	1,355	1,325	2%	2,435	2,566	(5%	)

Total net sales	$3,194	$3,123	2%	$6,121	$5,947	3%

Foreign currency favorably impacted net sales by 2 and 4 percentage points in the three- and six-month periods ended June 30, 2010, respectively, principally due to the weakening of the U.S. Dollar relative to other currencies, including the Australian and Canadian Dollar in both periods and the Euro in the six-month period ended June 30, 2010.
Healthcare reform legislation enacted in the United States in the first quarter of 2010 unfavorably impacted sales growth in the three- and six-month periods ended June 30, 2010 by approximately 0.6 percentage points, principally in the BioScience segment. The company expects that U.S. healthcare reform legislation will continue to unfavorably impact sales growth throughout the remainder of 2010 as a result of an increase in Medicaid rebates and the expansion of the 340B Drug Pricing Program with respect to the increase in both the number of eligible entities and the discounts that the company may provide.
Included as a reduction to net sales in the first half of 2010 was $213 million of the company’s $588 million first quarter charge related to the recall of COLLEAGUE infusion pumps from the U.S. market. The charge, included in the Medication Delivery segment, unfavorably impacted sales growth in the six-month period ended June 30, 2010 by 4 percentage points. Refer to Note 3 for further information regarding the COLLEAGUE infusion pump charge.

BioScience
The following is a summary of sales by product category in the BioScience segment.

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2010	2009	change		2010	2009	change

Recombinants	$525	$515	2%		$1,035	$966	7%
Plasma Proteins	314	353	(11%	)	606	627	(3%	)
Antibody Therapy	310	344	(10%	)	632	681	(7%	)
Regenerative Medicine	133	109	22%		252	208	21%
Other	76	97	(22%	)	195	188	4%

Total net sales	$1,358	$1,418	(4%	)	$2,720	$2,670	2%

Net sales in the BioScience segment decreased 4% and increased 2% during the three- and six-month periods ended June 30, 2010, respectively (including a 1 and 3 percentage point benefit from foreign currency in the three- and six-month periods ended June 30, 2010, respectively). Sales in the BioScience segment in both periods were unfavorably impacted by U.S. healthcare reform legislation that affected the Antibody Therapy, Recombinants and Plasma Proteins product categories. Sales growth in the Recombinants product category was the result of increased sales of the company’s advanced recombinant therapy, ADVATE [Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method], which was partially offset by lower U.K. tender sales in the second quarter of 2010. Sales in the Plasma Proteins product category declined in both periods as increased demand for ARALAST NP [alpha 1-proteinase inhibitor (human)] in the United States and for FEIBA (an anti-inhibitor coagulant complex) outside the United States, were more than offset by lower sales of albumin in the United States and of plasma-derived factor VIII from international tenders. Antibody Therapy sales declined due to slower market growth, share loss versus the prior year periods, and pricing actions implemented in the second quarter of 2010 pertaining to GAMMAGARD LIQUID, the liquid formulation of the antibody-replacement therapy IGIV (immune globulin intravenous). The company may continue to experience volatility in results for certain plasma-based therapies (Plasma Proteins and Antibody Therapy) as a result of market and broader economic pressures. Revenues in Regenerative Medicine increased due to sales of ACTIFUSE (a silicate substituted calcium phosphate synthetic bone graft material), a product obtained with the acquisition of ApaTech Limited (ApaTech) in the first quarter of 2010, as well as increased sales of the company’s broad portfolio of sealant products, including FLOSEAL, COSEAL and TISSEEL. Excluding the impact of foreign currency in both periods, sales in the Other product category declined as a result of a reduction in advanced purchase agreement revenues and lower demand for FSME-IMMUN (a tick-borne encephalitis vaccine) and NEISVAC-C (for the prevention of meningitis C) in international markets. Partially offsetting the decline for the six months ended June 30, 2010 were first quarter sales of the CELVAPAN H1N1 pandemic vaccine in select international markets.
Medication Delivery
The following is a summary of sales by product category in the Medication Delivery segment.

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2010	2009	change		2010	2009	change

IV Therapies	$418	$384	9%		$809	$728	11%
Global Injectables	472	418	13%		923	789	17%
Infusion Systems	216	205	5%		212	404	(48%	)
Anesthesia	130	120	8%		257	229	12%
Other	3	7	(57%	)	7	19	(63%	)

Total net sales	$1,239	$1,134	9%		$2,208	$2,169	2%

Net sales for the Medication Delivery segment increased 9% and 2% during the three- and six-month periods ended June 30, 2010, respectively (including a 3 and 5 percentage point benefit from foreign currency in the three- and six-month periods ended June 30, 2010, respectively). Intravenous (IV) Therapies sales growth was driven by improved pricing and increased global demand for nutritional products and IV solutions. Within the Global Injectables product category, sales growth in both periods was driven by strong sales in the U.S. pharmaceutical partnering and international pharmacy compounding businesses and growth for certain pre-mixed drugs, particularly in the United States, as well as increased demand in the second quarter for select multi-source generic products. In the Infusion Systems product category, net sales declined in the first half of 2010 as a result of the unfavorable impact of the $213 million charge in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market. Increased sales of the Sigma International General Medical Apparatus, LLC (SIGMA) SPECTRUM infusion pumps partially offset the impact of the COLLEAGUE charge in the first half of 2010, and contributed to the growth in the second quarter of 2010. In connection with the implementation of the COLLEAGUE recall, customers may receive SIGMA SPECTRUM infusion pumps in exchange for their COLLEAGUE infusion pumps. Sales growth in the Anesthesia product category was driven by increased demand and improved pricing for SUPRANE (desflurane) and increased demand for sevoflurane.
Renal
The following is a summary of sales by product category in the Renal segment.

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2010	2009	change	2010	2009	change

PD Therapy	$480	$454	6%	$954	$874	9%
HD Therapy	105	96	9%	215	191	13%

Total net sales	$585	$550	6%	$1,169	$1,065	10%

Net sales in the Renal segment increased 6% and 10% during the three- and six-month periods ended June 30, 2010, respectively (including a 5 and 7 percentage point benefit from foreign currency in the three- and six-month periods ended June 30, 2010, respectively). Net sales in both periods grew due to an increase in the number of peritoneal dialysis (PD) patients, particularly in the United States and Latin America, and double-digit growth in Asia (particularly in China). Net sales growth in the Hemodialysis (HD) Therapy product category in both periods was driven by Continuous Renal Replacement Therapy sales related to the company’s acquisition of certain assets of the Edwards Lifesciences Corporation hemofiltration business in the third quarter of 2009.
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
GROSS MARGIN AND EXPENSE RATIOS

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(as a percentage of net sales)	2010	2009	Change		2010	2009	Change

Gross margin	51.3%	52.4%	(1.1 pts	)	43.8%	52.6%	(8.8 pts	)
Marketing and administrative expenses	22.6%	21.1%	1.5 pts		22.9%	21.4%	1.5 pts

Gross Margin
The gross margin percentage declined in the second quarter and first half of 2010. Improvements in sales mix in both periods in the Medication Delivery and Renal segments, as well as for select products in the BioScience segment, were more than offset by the impact of U.S. healthcare reform legislation and cost inefficiencies driven by lower volume throughput for plasma-based therapies and vaccines, and increases in vaccines inventory reserves. The first half of 2010 was also impacted by a $588 million charge in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market, which unfavorably impacted the year-to-date gross margin rate by 7.8 percentage points.

Marketing and Administrative Expenses
Marketing and administrative expenses were $721 million in the second quarter of 2010, an increase of 9% over the $660 million reported in the second quarter of 2009, and $1.4 billion in the first half of 2010, an increase of 10% over the $1.3 billion reported in the first half of 2009. These increases were driven by the unfavorable impact of foreign currency, a $28 million charge in the second quarter of 2010 to write down accounts receivable in Greece, and increased spending on new marketing and promotional programs, which were partially offset by the company’s focus on controlling discretionary spending. In addition, the increase in the marketing and administrative expense ratio in the first half of 2010 was impacted by a charge to net sales in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps, which unfavorably impacted the marketing and administrative expense ratio by 0.7 percentage points. As a result of an increased focus on managing costs, the company expects a decline from the prior year in the marketing and administrative expenses incurred during the full-year 2010. Refer to Note 2 for further information regarding the Greece receivable charge.
RESEARCH AND DEVELOPMENT

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2010	2009	change		2010	2009	change

Research and development expenses	$219	$231	(5%	)	$446	$443	1%
As a percentage of net sales	6.9%	7.4%			7.3%	7.4%

Research and development (R&D) expenses decreased in the second quarter of 2010 and increased slightly during the first half of 2010. Impacting both periods was a reduction in R&D expenses due to the completion of clinical work on late-stage programs and efforts to reposition projects to gain organizational efficiencies. Also impacting R&D expenses for the six months ended June 30, 2010 was the unfavorable impact of foreign currency. While the company will continue to invest in its R&D pipeline as part of the execution of its long-term growth strategy, R&D expenses are expected to be lower for the full-year compared to 2009. Refer to the 2009 Annual Report for a discussion of the company’s R&D pipeline.
NET INTEREST EXPENSE
Net interest expense was $25 million and $24 million in the second quarters of 2010 and 2009, respectively, and $44 million and $50 million in the first half of 2010 and 2009, respectively. The decrease in the first six months of 2010 was principally driven by an increase in interest income, with the impact of a higher average cash balance more than offsetting the impact of lower interest rates.
OTHER EXPENSE (INCOME), NET
Other expense (income), net was $3 million of expense and $1 million of income in the second quarters of 2010 and 2009, respectively, and $5 million and $1 million of expense during the first half of 2010 and 2009, respectively. Included in both periods were amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency.
PRE-TAX INCOME
Refer to Note 7 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.
BioScience
Pre-tax income decreased 9% and was flat for the three- and six-month periods ended June 30, 2010, respectively. The impact from increased sales of certain higher-margin products and the favorable impact of foreign currency were more than offset by the reduction in sales and cost inefficiencies for plasma-based therapies and vaccines, and increases in Medicaid rebates, vaccines inventory reserves, spending on R&D and new marketing and promotional programs.

Medication Delivery
Pre-tax income increased 38% and decreased 115% for the three- and six-month periods ended June 30, 2010, respectively. The decrease for the six-month period ended June 30, 2010 was primarily due to the COLLEAGUE charge in the first quarter of 2010 totaling $588 million. Partially offsetting the impact of the first half decrease and favorably impacting the second quarter were strong sales growth, gross margin improvement resulting from favorable product mix, a reduction in R&D spending and the favorable impact of foreign currency.
Renal
Pre-tax income increased 13% and 35% for the three- and six-month periods ended June 30, 2010, respectively. The increase in both periods was primarily due to the continued increases in PD Therapy patients, improved gross margins and the favorable impact of foreign currency, partially offset by increased R&D spending.
Other
Certain items are maintained at the company’s corporate level and are not allocated to the segments. These amounts are detailed in the table in Note 7 and primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign currency fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, the Greece receivable charge, deferred income taxes, certain litigation liabilities and related insurance receivables, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal. Refer to Note 5 regarding stock compensation expense, Note 2 for further information on the Greece receivable charge and the previous discussion for further information regarding net interest expense.
INCOME TAXES
The company’s effective income tax rate was 19.9% and 18.6% in the second quarters of 2010 and 2009, respectively, and 39.0% and 18.7% in the six-month periods ended June 30, 2010 and 2009, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events. The increase in the effective tax rate in the three-month period ended June 30, 2010 was due primarily to a change in the earnings mix between lower and higher tax rate jurisdictions compared to the prior year period. The increase in the effective tax rate in the six-month period ended June 30, 2010 was principally due to a $588 million charge related to the recall of COLLEAGUE infusion pumps from the U.S. market for which there was no net tax benefit recognized, a $39 million write-off of a deferred tax asset as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation recently enacted in the United States and a change in the earnings mix between lower and higher tax rate jurisdictions compared to the prior year period.
The company anticipates that the effective tax rate for the full-year 2010 will be approximately 19.5%, excluding the impact from audit developments and other special items, such as the items in the first half of 2010 noted above.
INCOME AND EARNINGS PER DILUTED SHARE
Net income attributable to Baxter was $535 million and $587 million for the three months ended June 30, 2010 and 2009, respectively, and $472 million and $1.1 billion for the six months ended June 30, 2010 and 2009, respectively. Net income attributable to Baxter per diluted share was $0.90 and $0.96 for the three months ended June 30, 2010 and 2009, respectively, and $0.78 and $1.79 for the six months ended June 30, 2010 and 2009, respectively. The significant factors and events contributing to the changes are discussed above.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operations
Cash flows from operations increased during the first half of 2010 as compared to the prior year, totaling $1,062 million in 2010 and $1,048 million in 2009. The increase in cash flows from operations was primarily due to higher earnings (before non-cash items) and the other factors discussed below. Included in cash flows from operations in the first half of 2010 and 2009 were outflows of $34 million and $81 million, respectively, related to realized excess tax benefits from stock issued under employee benefit plans. Realized excess tax benefits are required to be presented in the statement of cash flows as an outflow within the operating section and an inflow within the financing section.
Accounts Receivable
Cash outflows relating to accounts receivable decreased during the first half of 2010 as compared to the prior year. Days sales outstanding increased from 53.9 days at June 30, 2009 to 54.3 days at June 30, 2010, primarily due to a modest increase in collection periods in the United States.
Inventories
Cash outflows relating to inventories increased in 2010 as compared to the prior year. The following is a summary of inventories at June 30, 2010 and December 31, 2009, as well as annualized inventory turns for the three months ended June 30, 2010 and 2009, by segment. The higher inventory turns for the total company were principally due to the favorable impact of foreign currency.

			Annualized inventory
	Inventories		turns for the three
	June 30,	December 31,	months ended June 30,
(in millions, except inventory turn data)	2010	2009	2010	2009

BioScience	$1,502	$1,592	1.43	1.48
Medication Delivery	609	705	4.40	3.18
Renal	270	257	4.04	4.09
Other	3	3	—	—

Total company	$2,384	$2,557	2.49	2.27

Other
Cash outflows related to liabilities, restructuring and cost optimization payments and other increased slightly in the first six months of 2010 as compared to the prior year. Higher first quarter discretionary cash contributions to the company’s pension plan in the United States, which were $300 million and $100 million in 2010 and 2009, respectively, were partially offset by lower outflows relating to accounts payable and accrued liabilities.
Cash flows from investing activities
Capital Expenditures
Capital expenditures increased $80 million for the six months ended June 30, 2010, from $387 million in 2009 to $467 million in 2010. The company’s investments in capital expenditures are focused on projects that enhance the company’s cost structure and manufacturing capabilities across the three businesses. In addition, the company continues to invest to support its strategy of geographic expansion with select investments in growing markets, and continues to invest to support the company’s ongoing strategic focus on R&D with the expansion of research facilities, pilot manufacturing sites and laboratories. The increase in capital expenditures was also due to the company’s multi-year initiative to implement a global enterprise resource planning system that will consolidate and standardize business processes, data and systems, as well as the impact of foreign currency.
Acquisitions of and Investments in Businesses and Technologies
Cash outflows relating to acquisitions of and investments in businesses and technologies of $254 million in the first half of 2010 related primarily to a net cash outflow of $235 million related to the acquisition of ApaTech Limited, an orthobiologic products company based in the United Kingdom. Additionally, in the second quarter of 2010, Baxter made an $18 million payment related to the company’s collaboration agreement for the development of a home hemodialysis machine with HHD, LLC and DEKA Products Limited Partnership and DEKA Research and Development Corp. (collectively, DEKA). Cash outflows relating to acquisitions of and investments in businesses and technologies of $102 million in the first half of 2009 principally related to an agreement with SIGMA for the exclusive distribution of SIGMA’s infusion pumps in the United States and international markets, a 40 percent equity stake in SIGMA, and an option to purchase the remaining portion of SIGMA. Refer to Note 2 for further information about the acquisition of ApaTech and Note 4 to the company’s consolidated financial statements in the 2009 Annual Report for further information related to DEKA and SIGMA.

Other
Cash outflows in the first half of 2009 principally related to an increase in short-term investments.
Cash flows from financing activities
Debt Issuances, Net of Payments of Obligations
Net cash inflows related to debt and other financing obligations totaled $587 million and $178 million in the first half of 2010 and 2009, respectively. In March 2010, the company issued $600 million of senior unsecured notes, with $300 million maturing in March 2013 and bearing a 1.8% coupon rate, and $300 million maturing in March 2020 and bearing a 4.25% coupon rate. The net proceeds from this issuance are being used for general corporate purposes, including the refinancing of indebtedness. Included in the net cash inflows in the first half of 2009 was the February 2009 issuance of $350 million of senior unsecured notes, which mature in March 2014 and bear a 4.0% coupon rate, and the repayment of approximately $160 million of outstanding borrowings, related to the company’s Euro-denominated credit facility.
Other Financing Activities
Cash dividend payments totaled $348 million and $318 million in the first half of 2010 and 2009, respectively. The increase in cash dividend payments was primarily due to a 12% increase in the quarterly dividend rate compared to the prior year. In May 2010, the board of directors declared a quarterly dividend of $0.29 per share, payable on July 1, 2010 to shareholders of record on June 10, 2010. In July 2010, the board of directors declared a quarterly dividend of $0.29 per share, payable on October 1, 2010 to shareholders of record on September 10, 2010.
Proceeds and realized excess tax benefits from stock issued under employee benefit plans increased by $31 million, from $204 million in the first half of 2009 to $235 million in the first half of 2010, primarily due to an increase in stock option exercises, partially offset by a decrease in realized excess tax benefits (as further discussed above).
Stock repurchases totaled $1.1 billion and $866 million in the first half of 2010 and 2009, respectively. As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2009, the board of directors authorized the repurchase of up to $2.0 billion of the company’s common stock. At June 30, 2010, $838 million remained available under this authorization.
CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS
Credit facilities
The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in December 2011. The company also maintains a credit facility denominated in Euros with a maximum capacity of approximately $370 million at June 30, 2010, which matures in January 2013. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At June 30, 2010, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of the two outstanding facilities at June 30, 2010. The non-performance of any financial institution supporting the credit facility would reduce the maximum capacity of these facilities by each institution’s respective commitment. Refer to Note 6 to the company’s consolidated financial statements in the 2009 Annual Report for further discussion of the company’s credit facilities.
Access to capital
The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt or common stock. The company had $2.3 billion of cash and equivalents at June 30, 2010. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.
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

The company continues to do business with certain foreign governments which have recently experienced credit rating downgrades and may become unable to pay for the company’s products or services. The company recorded a charge of $28 million in the second quarter of 2010 to write down its accounts receivable in Greece principally as a result of the Greek government’s announcement of a plan to convert certain past due receivables into non-interest bearing bonds with maturities of one to three years. The charge, computed by taking into consideration, among other factors, the imputed discount of the outstanding receivables based upon publicly traded Greek government bonds with similar terms, was included in marketing and administrative expenses. As it relates to these and other receivables, changes in economic conditions and customer-specific factors may require the company to re-evaluate the collectability of its receivables and the company could potentially incur additional charges.
Credit ratings
There were no changes in the company’s credit ratings in the first half of 2010. Standard & Poor’s downgraded the company’s outlook from Positive to Stable in the second quarter of 2010. Refer to the 2009 Annual Report for further discussion of the company’s credit ratings.
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
CERTAIN REGULATORY MATTERS
In July 2005, the company stopped shipment of COLLEAGUE infusion pumps in the United States. Following a number of Class I recalls (recalls at the highest priority level for the U.S. Food and Drug Administration (the FDA)) relating to the performance of the pumps, as well as the seizure litigation described in Note 6, the company entered into a Consent Decree in June 2006. Additional Class I recalls related to remediation and repair and maintenance activities were addressed by the company in 2007 and 2009. Pursuant to the Consent Decree, in July 2010 the FDA issued its final order regarding the recall of the company’s COLLEAGUE infusion pumps currently in use in the United States. The company will execute the recall over the next two years by offering its customers an option to replace their COLLEAGUE infusion pumps or receive monetary consideration. Under the replacement option, the company’s customers may receive SIGMA SPECTRUM infusion pumps in exchange for their COLLEAGUE infusion pumps. Alternatively, COLLEAGUE pump owners may receive the lesser of the pump’s depreciated value, which will be no less than $1,500 per single-channel pump and $3,000 per triple-channel pump, or the purchase price. The company will permit lessees to terminate their leases without penalty and will refund any prepaid, unused lease portion upon the return of the devices. As discussed in Note 3, following the FDA’s issuance of its initial order dated April 30, 2010, the company recorded a charge in the first quarter of 2010 related to the FDA’s order and other actions the company intends to undertake outside the United States, in addition to a number of earlier charges in connection with its COLLEAGUE infusion pumps. As discussed in Note 6, the company received a subpoena from the Office of the United States Attorney of the Northern District of Illinois relating to the COLLEAGUE infusion pump in September 2009. It is possible that substantial additional cash and non-cash charges, including significant asset impairments related to the COLLEAGUE infusion pumps and related businesses, may be required in future periods based on new information, changes in estimates, the outcome of the current dialogue with the FDA and modifications to the FDA order, and other actions the company may be required to undertake in markets outside of the United States.
In March 2010, the FDA classified the company’s Urgent Product Recall regarding Increased Intraperitoneal Volume, or overfill of the abdominal cavity, associated with the company’s HomeChoice and HomeChoice Pro peritoneal dialysis cyclers as a Class I recall. The company is working with the FDA to address the recall.
In June 2010, the company received a Warning Letter from the FDA in connection with an inspection of its Renal business’s McGaw Park, Illinois headquarters facility. The Warning Letter pertains to the processes by which the company analyzes and addresses product complaints through corrective and preventative actions, and reports relevant information to the FDA. The company is working with the FDA to resolve these matters.
While the company continues to work to resolve the issues described above, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional regulation will not be introduced that may adversely affect the company’s operations and consolidated financial statements. Please see “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2009 for additional discussion of regulatory matters.

FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, including those made in connection with the charges related to the recall of the company’s COLLEAGUE infusion pumps, litigation related matters including outcomes, the company’s efforts to recall and remediate its COLLEAGUE infusion pumps and other regulatory matters, expectations with respect to restructuring and cost optimization programs (including expected cost savings), strategic plans, geographic expansion, credit exposure to foreign governments, expectations with respect to business development activities, expectations with respect to volatility in results for certain plasma-based therapies, estimates of liabilities, expectations with respect to the company’s hedging activities including its exposure to financial market volatility and foreign currency risk, the company’s internal R&D pipeline, future capital, R&D and marketing and administrative expenditures, expectations with respect to the impact of healthcare reform legislation, the sufficiency of the company’s financial flexibility and the adequacy of credit facilities and reserves, repurchases of the company’s common stock, the effective tax rate in 2010, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:
•	demand for and market acceptance risks for new and existing products, such as ADVATE and plasma-based therapies (including Antibody Therapy), and other therapies;

•	fluctuations in supply and demand and the pricing of plasma-based therapies;

•	recently enacted healthcare reform legislation in the United States including its effect on pricing, reimbursement, taxation and rebate policies;

•	future actions of governmental authorities and other third parties including third party payers as recently adopted healthcare reform legislation is implemented in the United States;

•	additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	the company’s ability to identify business development and growth opportunities for existing products;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	future actions of the FDA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO infusion pumps;

•	implementation of the FDA’s final July 2010 order to recall all of the company’s COLLEAGUE infusion pumps currently in use in the United States as well as any additional actions required globally;

•	the company’s ability to fulfill demand for its SIGMA SPECTRUM infusion pump as a result of the recall of its COLLEAGUE infusion pumps currently in use in the United States;

•	foreign currency fluctuations, particularly due to reduced benefits from the company’s natural hedges and limitations on the ability to cost-effectively hedge resulting from financial market and currency volatility;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of restructuring and optimization initiatives;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, including the SIGMA transaction;

•	changes in credit agency ratings;

•	any impact of the commercial and credit environment on the company and its customers and suppliers; and

•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described under the caption “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2009, all of which are available on the company’s website.
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
The company uses options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at June 30, 2010 is 18 months. The company also uses derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.
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
A sensitivity analysis of changes in the fair value of foreign exchange option, forward and cross-currency swap contracts outstanding at June 30, 2010, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net asset balance of $13 million with respect to those contracts would decrease by $66 million, resulting in a net liability balance.
The sensitivity analysis model recalculates the fair value of the foreign exchange option, forward and cross-currency swap contracts outstanding at June 30, 2010 by replacing the actual exchange rates at June 30, 2010 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2009 Annual Report. There were no significant changes during the quarter ended June 30, 2010.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2010.
Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting
In the second quarter of 2010, the company began the implementation of a new global enterprise resource planning system. In addition, the company is consolidating and outsourcing certain computer operations and application support activities. These multi-year initiatives will be conducted in phases and include modifications to the design and operation of controls over financial reporting. The company is testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and has monitoring controls in place over the implementation of these changes. There have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010 and 2009 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2010, and the related condensed consolidated statements of income for each of the three- and six-month periods ended June 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the company’s management.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
August 4, 2010

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the three-month period ended June 30, 2010.
Issuer Purchases of Equity Securities

	Total number		Total number of shares	Approximate dollar value of
	of shares	Average price	purchased as part of publicly	shares that may yet be purchased
Period	purchased(1)	paid per share	announced program(1)	under the program(1)

April 1, 2010 through April 30, 2010	2,606,000	$49.09	2,606,000
May 1, 2010 through May 31, 2010	7,791,400	$44.84	7,791,400
June 1, 2010 through June 30, 2010	4,765,200	$41.81	4,765,200

Total	15,162,600	$44.62	15,162,600	$838,058,628

(1)	In July 2009, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market. During the second quarter of 2010, the company repurchased 15.2 million shares for $677 million under this program. This program does not have an expiration date.

Item 6.	Exhibits
Exhibit Index:

Exhibit
Number	Description
15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.

(Registrant)

Date: August 4, 2010	By:	/s/ Robert J. Hombach
Robert J. Hombach
Corporate Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)