Form 10-Q
period 2010-09-30
BAXTER INTERNATIONAL INC
filed 2010-11-03
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 28, 2010 was 582,727,249 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended September 30, 2010
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$3,224	$3,145	$9,345	$9,092
Cost of sales	1,565	1,513	5,005	4,334

Gross margin	1,659	1,632	4,340	4,758

Marketing and administrative expenses	670	672	2,074	1,943
Research and development expenses	207	228	653	671
Net interest expense	24	23	68	73
Other expense, net	117	51	122	52

Income before income taxes	641	658	1,423	2,019
Income tax expense	117	126	422	380

Net income	524	532	1,001	1,639

Less: Noncontrolling interests	(1)	2	4	6

Net income attributable to Baxter International Inc. (Baxter)	$525	$530	$997	$1,633

Net income attributable to Baxter per common share
Basic	$0.90	$0.88	$1.68	$2.68

Diluted	$0.89	$0.87	$1.67	$2.66

Weighted-average number of common shares outstanding
Basic	584	605	593	608

Diluted	587	612	597	615

Cash dividends declared per common share	$0.29	$0.26	$0.87	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		September 30,	December 31,
		2010	2009

Current assets	Cash and equivalents	$2,788	$2,786
	Accounts and other current receivables	2,205	2,302
	Inventories	2,500	2,557
	Prepaid expenses and other	647	626

	Total current assets	8,140	8,271

Property, plant and equipment, net		5,208	5,159

Other assets	Goodwill	2,027	1,825
	Other intangible assets, net	518	513
	Other	1,670	1,586

	Total other assets	4,215	3,924

Total assets		$17,563	$17,354

Current liabilities	Short-term debt	$15	$29
	Current maturities of long-term debt and lease obligations	508	682
	Accounts payable and accrued liabilities	3,676	3,753

	Total current liabilities	4,199	4,464

Long-term debt and lease obligations		4,360	3,440

Other long-term liabilities		2,241	2,030

Commitments and contingencies

Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2010 and 2009	683	683
	Common stock in treasury, at cost, 101,905,194 shares in 2010 and 82,523,243 shares in 2009	(5,627)	(4,741)
	Additional contributed capital	5,729	5,683
	Retained earnings	7,717	7,343
	Accumulated other comprehensive loss	(1,971)	(1,777)

	Total Baxter shareholders’ equity	6,531	7,191

	Noncontrolling interests	232	229

	Total equity	6,763	7,420

Total liabilities and equity		$17,563	$17,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Nine months ended
		September 30,
		2010	2009

Cash flows from operations	Net income	$1,001	$1,639
	Adjustments
	Depreciation and amortization	506	466
	Deferred income taxes	169	188
	Stock compensation	92	106
	Realized excess tax benefits from stock issued under employee benefit plans	(35)	(88)
	Infusion pump charges	588	27
	Impairment charges	112	54
	Other	56	35
	Changes in balance sheet items
	Accounts and other current receivables	(27)	(108)
	Inventories	(94)	(116)
	Accounts payable and accrued liabilities	(57)	(163)
	Restructuring and cost optimization payments	(43)	(35)
	Other, including pension contributions	(200)	(82)

	Cash flows from operations	2,068	1,923

Cash flows from investing activities	Capital expenditures	(699)	(634)
	Acquisitions of and investments in businesses and technologies	(274)	(156)
	Other	—	37

	Cash flows from investing activities	(973)	(753)

Cash flows from financing activities	Issuances of debt	610	862
	Payments of obligations	(21)	(193)
	Decrease in debt with original maturities of three months or less, net	—	(200)
	Cash dividends on common stock	(519)	(475)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	269	289
	Purchases of treasury stock	(1,273)	(966)
	Other	(44)	—

	Cash flows from financing activities	(978)	(683)

Effect of currency exchange rate changes on cash and equivalents		(115)	(47)

Increase in cash and equivalents		2	440
Cash and equivalents at beginning of period		2,786	2,131

Cash and equivalents at end of period		$2,788	$2,571

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
Net pension and other postemployment benefits cost
The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Pension benefits
Service cost	$24	$22	$74	$65
Interest cost	57	55	171	164
Expected return on plan assets	(70)	(63)	(211)	(188)
Amortization of net losses and other deferred amounts	29	25	93	74

Net periodic pension benefit cost	$40	$39	$127	$115

OPEB
Service cost	$1	$2	$4	$4
Interest cost	7	7	22	23
Amortization of prior service credit and net loss	(1)	(1)	(4)	(2)

Net periodic OPEB cost	$7	$8	$22	$25

The company made first quarter discretionary cash contributions to its pension plan in the United States totaling $300 million and $100 million in 2010 and 2009, respectively.
Net interest expense

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Interest expense, net of capitalized interest	$30	$27	$88	$87
Interest income	(6)	(4)	(20)	(14)

Net interest expense	$24	$23	$68	$73

Comprehensive income

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Comprehensive income	$901	$677	$810	$1,918
Less: Comprehensive (loss) income attributable to noncontrolling interests	(1)	4	7	9

Comprehensive income attributable to Baxter	$902	$673	$803	$1,909

The increase in comprehensive income attributable to Baxter for the three months ended September 30, 2010 was principally due to favorable movements in currency translation adjustments, which resulted in a $381 million gain in 2010 compared to a $166 million gain in 2009. The decrease in comprehensive income attributable to Baxter for the nine months ended September 30, 2010 was principally due to unfavorable movements in currency translation adjustments, which resulted in a $306 million loss in 2010 compared to a $276 million gain in 2009, and lower net income, principally due to a $588 million charge in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market. Refer to Note 3 for further information regarding the COLLEAGUE infusion pump charge.
Effective tax rate
The company’s effective income tax rate was 18.3% and 19.1% in the third quarters of 2010 and 2009, respectively, and 29.7% and 18.8% in the nine-month periods ended September 30, 2010 and 2009, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events. The decrease in the effective tax rate in the three-month period ended September 30, 2010 was due primarily to the tax benefit of an impairment charge of $112 million in the third quarter of 2010 associated with the company’s agreement to divest its generic injectables business, which was at the U.S. tax rate, partially offset by a change in the earnings mix between lower tax and higher tax rate jurisdictions compared to the prior year period. The increase in the effective tax rate in the nine-month period ended September 30, 2010 was principally due to a $588 million charge related to the recall of COLLEAGUE infusion pumps from the U.S. market for which there was no net tax benefit recognized, a $39 million write-off of a deferred tax asset as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation recently enacted in the United States, and a change in the earnings mix between lower tax and higher tax rate jurisdictions compared to the prior year period, which were partially offset by the tax benefit from the generic injectables business impairment charge.
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
The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Basic shares	584	605	593	608
Effect of dilutive securities	3	7	4	7

Diluted shares	587	612	597	615

The computation of diluted EPS excluded employee stock options to purchase 31 million and 14 million shares for the three months ended September 30, 2010 and 2009, respectively, and 28 million and 16 million shares for the nine months ended September 30, 2010 and 2009, respectively, because the effect would have been anti-dilutive.
Inventories

	September 30,	December 31,
(in millions)	2010	2009

Raw materials	$550	$598
Work in process	863	842
Finished goods	1,087	1,117

Inventories	$2,500	$2,557

Property, plant and equipment, net

	September 30,	December 31,
(in millions)	2010	2009

Property, plant and equipment, at cost	$10,450	$10,060
Accumulated depreciation and amortization	(5,242)	(4,901)

Property, plant and equipment (PP&E), net	$5,208	$5,159

Goodwill
The following is a reconciliation of goodwill by business segment.

		Medication
(in millions)	BioScience	Delivery	Renal	Total

Balance as of December 31, 2009	$595	$1,043	$187	$1,825
Additions	226	6	22	254
Currency translation and other adjustments	(7)	(37)	(8)	(52)

Balance as of September 30, 2010	$814	$1,012	$201	$2,027

Goodwill additions in 2010 principally related to the first quarter acquisition of ApaTech Limited (ApaTech) and a second quarter payment related to the company’s collaboration agreement for the development of a home hemodialysis machine with HHD, LLC and DEKA Products Limited Partnership and DEKA Research and Development Corp. (collectively, DEKA), in the BioScience and Renal segments, respectively. Refer to the discussion below for further information regarding ApaTech and Note 4 to the company’s consolidated financial statements in the 2009 Annual Report for further information related to DEKA. As of September 30, 2010, there were no accumulated goodwill impairment losses.
Other intangible assets, net
The following is a summary of the company’s intangible assets.

	Developed
	technology,
(in millions)	including patents	Other	Total

September 30, 2010
Gross other intangible assets	$915	$140	$1,055
Accumulated amortization	(503)	(65)	(568)

Other intangible assets, net	$412	$75	$487

December 31, 2009
Gross other intangible assets	$904	$125	$1,029
Accumulated amortization	(489)	(58)	(547)

Other intangible assets, net	$415	$67	$482

The amortization expense for these intangible assets was $18 million and $17 million for the three months ended September 30, 2010 and 2009, respectively, and $55 million and $45 million for the nine months ended September 30, 2010 and 2009, respectively. The anticipated annual amortization expense for intangible assets recorded as of September 30, 2010 is $71 million in 2010, $65 million in 2011, $62 million in 2012, $61 million in 2013, $58 million in 2014 and $55 million in 2015. The increase in other intangible assets, net primarily related to the acquisition of ApaTech in the first quarter of 2010 and the agreement with Kamada Ltd. (Kamada) in the third quarter of 2010, partially offset by the third quarter of 2010 impairment charge associated with the company’s agreement to divest its generic injectables business. The manufacturing, supply and distribution agreement with Kamada for GLASSIATM [Alpha1-Proteinase Inhibitor (Human)], the only liquid alpha1-proteinase inhibitor, provides the company with the exclusive distribution rights in the United States, Australia, New Zealand and Canada. This BioScience segment arrangement included an up-front payment of $20 million, which is included in the Other intangible asset category and is being amortized on a straight-line basis over an estimated useful life of five years. Refer to the discussions below for further information regarding ApaTech and the generic injectables business impairment charge. Additionally, as of September 30, 2010 and December 31, 2009, the company had $31 million of intangible assets not subject to amortization, which included trademarks and certain acquired in-process research and development that have not yet received regulatory approval.
Variable interest entities
The condensed consolidated financial statements include the accounts of VIEs in which Baxter is the primary beneficiary. With respect to the VIEs that were consolidated by the company as of December 31, 2009, the first quarter 2010 adoption of a new accounting standard on VIEs did not change the company’s determination that it is the primary beneficiary of those VIEs. During the nine months ended September 30, 2010, the company did not enter into any new arrangements in which it determined that the company is the primary beneficiary of a VIE. As of September 30, 2010, the carrying amounts of the consolidated VIEs’ assets and liabilities were not material to Baxter’s consolidated financial statements. Refer to Note 4 to the company’s consolidated financial statements in the 2009 Annual Report for further information about the VIEs consolidated by the company.
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

Goodwill includes expected synergies and other benefits the company believes will result from the acquisition. The other intangible assets primarily relate to developed technology and are being amortized on a straight-line basis over an estimated average useful life of nine years. The contingent payments of up to $90 million were recorded at their estimated fair value of $70 million. As of September 30, 2010, the estimated fair value of the contingent payments was $74 million, with changes in the estimated fair value recognized in earnings. The results of operations and assets and liabilities of ApaTech are included in the BioScience segment, and the goodwill is included in this reporting unit. A majority of the goodwill is not deductible for tax purposes. The pro forma impact of the ApaTech acquisition was not significant to the results of operations of the company.
Generic injectables business impairment charge
On October 29, 2010, the company entered into a definitive agreement to divest its U.S. generic injectables business to Hikma Pharmaceuticals PLC (Hikma). The consideration for the divestiture arrangement totals approximately $112 million, subject to closing adjustments, resulting in a $112 million impairment charge in the third quarter of 2010. Hikma will acquire Baxter’s high-volume, generic injectable products in vials and ampoules, including chronic pain, anti-infective and anti-emetic products, along with a manufacturing facility located in Cherry Hill, New Jersey, and a warehouse and distribution center located in Memphis, Tennessee. Approximately 750 employees will also transfer as part of the transaction. The determination to sell this business was based on the company’s strategic decision to redirect resources toward its proprietary, enhanced packaging offerings and formulation technologies, consistent with the company’s focus on product differentiation. The transaction, which is subject to customary closing conditions, is expected to close within the next few months.
The charge principally related to impairments of PP&E and intangible assets (primarily developed technology) to reflect the fair values of these assets based on the expected sale price of the business.
Net sales relating to the generic injectables business, which are reported in the Medication Delivery segment, were $57 million and $38 million for the three months ended September 30, 2010 and 2009, respectively and $143 million and $127 million for the nine months ended September 30, 2010 and 2009, respectively. The impairment charge was included in other expense, net in the company’s consolidated statement of income, and was included in the Medication Delivery segment’s pre-tax income.
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
On July 13, 2010, the FDA issued a final order requiring the company to recall its approximately 200,000 COLLEAGUE infusion pumps currently in use in the U.S. market. Pursuant to the terms of the order, Baxter will offer replacement infusion pumps or monetary consideration to owners of COLLEAGUE pumps and will execute the recall through July 13, 2012 to minimize disruption to patient care. Under the replacement option, customers may receive SIGMA SPECTRUM infusion pumps in exchange for COLLEAGUE infusion pumps.
In the first quarter of 2010, following the FDA’s issuance of its initial order dated April 30, 2010, the company recorded a charge of $588 million in connection with this recall and other actions the company intends to undertake outside of the United States. Included in the charge were $142 million relating to asset impairments and $446 million for cash costs. The asset impairments principally related to inventory, lease receivables and other assets relating to the recalled pumps. The reserve for cash costs included an estimate of cash refunds or replacement infusion pumps that are being offered to current owners in exchange for their COLLEAGUE infusion pumps. Cash costs also included costs associated with the execution of the recall program and customer accommodations. It is possible that substantial additional cash and non-cash charges may be required in future periods based on new information, changes in estimates, the implementation of the recall in the United States, and other actions the company may be required to undertake in markets outside the United States.
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
The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through September 30, 2010.

(in millions)

Charges and adjustments in 2005 through 2009	$270
Utilization in 2005 through 2009	(171)

Reserves at December 31, 2009	99
Charge	446
Utilization	(19)

Reserves at September 30, 2010	$526

The remaining infusion pump reserves are expected to be substantially utilized by the end of 2012.

Refer to Note 5 to the company’s consolidated financial statements in the 2009 Annual Report for further information regarding the COLLEAGUE and SYNDEO infusion pumps.
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
Included in the charge were asset impairments of $10 million, relating to inventory and fixed assets associated with discontinued products and projects. Also included in the charge was $69 million of cash costs, principally pertaining to severance and other employee-related costs. Cash cost reserve utilization through September 30, 2010 was $39 million.
Transfusion Therapies
In connection with the TT divestiture in the first quarter of 2007, the company recorded a $35 million charge principally associated with severance and other employee-related costs. Reserve utilization through September 30, 2010 was $30 million.
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
The following is a summary of the activity relating to the securitization arrangement.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Sold receivables at beginning of period	$129	$128	$147	$154
Proceeds from sales of receivables	145	131	394	384
Cash collections (remitted to the owners of the receivables)	(144)	(135)	(408)	(407)
Effect of currency exchange rate changes	8	5	5	(2)

Sold receivables at end of period	$138	$129	$138	$129

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
The notional amounts of foreign exchange contracts and cross-currency swaps (used to hedge U.S. Dollar-denominated debt issued by a foreign subsidiary) were $1.4 billion and $500 million, respectively, as of September 30, 2010 and $1.2 billion and $500 million, respectively, as of December 31, 2009. The notional amount of interest rate contracts outstanding at December 31, 2009 was $200 million. In the first quarter of 2010, in conjunction with the debt issuance disclosed above, these contracts were terminated, resulting in a gain of $18 million that is being amortized to net interest expense over the life of the related debt.
The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at September 30, 2010 is 15 months.
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
The total notional amount of interest rate contracts designated as fair value hedges was $1.9 billion as of September 30, 2010 and $1.6 billion as of December 31, 2009.
Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. If the company removes the cash flow hedge designation because the hedged forecasted transactions are no longer probable of occurring, any gains or losses are immediately reclassified from AOCI to earnings. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the loss or income recognition of the underlying hedged items. If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no hedge dedesignations in the first nine months of 2010 or 2009 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.
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
The total gross notional amount of undesignated derivative instruments was $437 million as of September 30, 2010 and $419 million as of December 31, 2009.
Gains and Losses on Derivative Instruments
The following tables summarize the gains and losses on the company’s derivative instruments for the three months ended September 30, 2010 and 2009.

				Gain (loss) reclassified from
	Gain (loss) recognized in OCI		Location of gain (loss)	AOCI into income
(in millions)	2010	2009	in income statement	2010	2009

Cash flow hedges
Interest rate contracts	$—	$(5)	Net interest expense	$—	$(1)
Foreign exchange contracts	—	(2)	Net sales	(1)	1
Foreign exchange contracts	(25)	(31)	Cost of sales	2	4
Foreign exchange contracts	(31)	(33)	Other expense, net	(29)	(30)

Total	$(56)	$(71)		$(28)	$(26)

			Location of gain (loss) in	Gain (loss) recognized in income
(in millions)			income statement	2010	2009

Fair value hedges
Interest rate contracts			Net interest expense	$45	$31

Undesignated derivative instruments
Foreign exchange contracts			Other expense, net	$(2)	$(3)

The following tables summarize the gains and losses on the company’s derivative instruments for the nine months ended September 30, 2010 and 2009.

				Gain (loss) reclassified from
	Gain (loss) recognized in OCI		Location of gain (loss)	AOCI into income
(in millions)	2010	2009	in income statement	2010	2009

Cash flow hedges
Interest rate contracts	$(7)	$71	Net interest expense	$1	$(2)
Foreign exchange contracts	(2)	(3)	Net sales	(3)	5
Foreign exchange contracts	8	(49)	Cost of sales	(5)	48
Foreign exchange contracts	53	(52)	Other expense, net	57	(36)

Total	$52	$(33)		$50	$15

			Location of gain (loss) in	Gain (loss) recognized in income
(in millions)			income statement	2010	2009

Fair value hedges
Interest rate contracts			Net interest expense	$130	$(52)

Undesignated derivative instruments
Foreign exchange contracts			Other expense, net	$(7)	$(47)

For the company’s fair value hedges, equal and offsetting losses of $45 million and $130 million were recognized in net interest expense in the third quarter and first nine months of 2010, respectively, and an equal and offsetting loss of $31 million and gain of $52 million were recognized in net interest expense in the third quarter and first nine months of 2009, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the nine months ended September 30, 2010 was not material.
As of September 30, 2010, $3 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Fair Values of Derivative Instruments
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2010.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$189
			Accounts payable
Foreign exchange contracts	Prepaid expenses and other	21	and accrued liabilities	$56
Foreign exchange contracts	Other long-term assets	3	Other long-term liabilities	3

Total derivative instruments designated as hedges		$213		$59

Undesignated derivative instruments
			Accounts payable
Foreign exchange contracts	Prepaid expenses and other	$—	and accrued liabilities	$—

Total derivative instruments		$213		$59

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2009.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivative instruments designated as hedges
Interest rate contracts	Prepaid expenses and other	$25	Other long-term liabilities	$1
Interest rate contracts	Other long-term assets	60
			Accounts payable
Foreign exchange contracts	Prepaid expenses and other	20	and accrued liabilities	112

Total derivative instruments designated as hedges		$105		$113

Undesignated derivative instruments
			Accounts payable
Foreign exchange contracts	Prepaid expenses and other	$—	and accrued liabilities	$—

Total derivative instruments		$105		$113

Fair value measurements
The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	Balance at	identical assets	observable inputs	inputs
(in millions)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$24	$—	$24	$—
Interest rate hedges	189	—	189	—
Equity securities	17	17	—	—

Total assets	$230	$17	$213	$—

Liabilities
Foreign currency hedges	$59	$—	$59	$—
Contingent payments related to acquisitions and investments	126	—	—	126

Total liabilities	$185	$—	$59	$126

		Basis of fair value measurement
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	Balance at	identical assets	observable inputs	inputs
(in millions)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$20	$—	$20	$—
Interest rate hedges	85	—	85	—
Equity securities	13	13	—	—

Total assets	$118	$13	$105	$—

Liabilities
Foreign currency hedges	$112	$—	$112	$—
Interest rate hedges	1	—	1	—
Contingent payments related to acquisitions and investments	59	—	—	59

Total liabilities	$172	$—	$113	$59

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

(in millions)

Fair value as of January 1, 2010	$59
Additions, net of payments	60
Unrealized loss recognized in earnings	7

Fair value as of September 30, 2010	$126

The unrealized loss recognized in earnings relates to liabilities held at September 30, 2010 and is reported in cost of sales and R&D expenses. The addition during the first nine months of 2010 principally relates to the fair value of contingent payments associated with the company’s acquisition of ApaTech. Refer to Note 2 for more information regarding ApaTech.
As discussed further in Note 3, the company recorded an asset impairment charge related to the recall of COLLEAGUE infusion pumps from the U.S. market in the first quarter of 2010. As the assets had no alternative use and no salvage value, the fair value, measured using significant unobservable inputs (Level 3), was assessed to be zero.
Book Values and Fair Values of Financial Instruments
In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized on the condensed consolidated balance sheets and the approximate fair values as of September 30, 2010 and December 31, 2009.

	Book values		Approximate fair values
(in millions)	2010	2009	2010	2009

Assets
Long-term insurance receivables	$39	$49	$38	$47
Investments	31	31	32	31

Liabilities
Short-term debt	15	29	15	29
Current maturities of long-term debt and lease obligations	508	682	509	697
Other long-term debt and lease obligations	4,360	3,440	4,833	3,568
Long-term litigation liabilities	45	45	44	44

The estimated fair values of insurance receivables and long-term litigation liabilities were computed by discounting the expected cash flows based on currently available information, which in many cases does not include final orders or settlement agreements. The discount factors used in the calculations reflect the non-performance risk of the insurance providers and the company, respectively. The estimated fair values of current and long-term debt were computed by multiplying price by the notional amount of the respective debt instrument. Price is calculated using the stated terms of the respective debt instrument and yield curves commensurate with the company’s credit risk. In determining the fair value of cost method investments, the company takes into consideration recent transactions, as well as the financial information of the investee. The carrying values of the other financial instruments approximate their fair values due to the short-term maturities of most of these assets and liabilities.
5. COMMON STOCK
Stock-based compensation plans
Stock compensation expense totaled $29 million and $32 million for the three months ended September 30, 2010 and 2009, respectively, and $92 million and $106 million for the nine months ended September 30, 2010 and 2009, respectively. A majority of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.
In March 2010, the company awarded its annual stock compensation grants, which consisted of approximately 8.0 million stock options and 574,000 performance share units (PSUs). Stock compensation grants made in the second and third quarters of 2010 were not material.
Stock Options
The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant-date fair values, were as follows.

	Nine months ended
	September 30,
	2010	2009

Expected volatility	22%	30%
Expected life (in years)	4.5	4.5
Risk-free interest rate	2.0%	1.8%
Dividend yield	2.0%	2.0%
Fair value per stock option	$10	$12

The total intrinsic value of stock options exercised was $4 million and $27 million during the three months ended September 30, 2010 and 2009, respectively, and was $83 million and $72 million during the nine months ended September 30, 2010 and 2009, respectively.
As of September 30, 2010, $92 million of unrecognized compensation cost related to all unvested stock options is expected to be recognized as expense over a weighted-average period of 1.9 years.
Performance Share and Restricted Stock Units
The weighted-average assumptions used in estimating the fair value of PSUs granted during the period, along with the weighted-average grant-date fair values, were as follows.

	Nine months ended
	September 30,
	2010	2009

Baxter volatility	26%	25%
Peer group volatility	20% - 59%	20% - 59%
Correlation of returns	0.29 - 0.63	0.30 - 0.61
Risk-free interest rate	1.3%	1.6%
Fair value per PSU	$63	$65

As of September 30, 2010, unrecognized compensation cost related to all unvested PSUs of $38 million is expected to be recognized as expense over a weighted-average period of 1.8 years, and unrecognized compensation cost related to all unvested restricted stock units of $9 million is expected to be recognized as expense over a weighted-average period of 2.4 years.
Stock repurchases
As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. During the three- and nine-month periods ended September 30, 2010, the company repurchased 3.6 million shares and 26.3 million shares for $161 million and $1.3 billion, respectively, under the board of directors’ July 2009 $2.0 billion share repurchase authorization. At September 30, 2010, $677 million remained available under this authorization.
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

Baxter has established reserves for certain of the matters discussed below. The company is not able to estimate the amount or range of any loss for certain of the legal contingencies for which there is no reserve or additional loss for matters already reserved. While the liability of the company in connection with the claims cannot be estimated with any certainty and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may incur material judgments or enter into material settlements of claims.
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
Related actions remain pending in the U.S. and Colombia. A patent infringement action is pending in the U.S.D.C. for the Northern District of Illinois on a second patent owned by Abbott and Central Glass. In September 2009, the District Court granted summary judgment of non-infringement in favor of Baxter. Abbott’s request for reconsideration of this ruling was denied in September 2010. In 2007, Abbott brought a patent infringement action against Baxter in the Cali Circuit Court of Colombia based on a Colombian counterpart patent, and obtained an injunction preliminarily prohibiting the approval of Baxter’s generic sevoflurane in Colombia during the pendency of the infringement suit. In May 2008, the Court issued a decision maintaining the injunction, but suspending it during an appeal of the Court’s decision, which appeal is pending.
Peritoneal Dialysis Litigation
In October 2006, Baxter Healthcare Corporation, a direct wholly-owned subsidiary of Baxter, and DEKA Products Limited Partnership (DEKA) filed a patent infringement lawsuit against Fresenius Medical Care Holdings, Inc. and Fresenius USA, Inc. The complaint alleged that Fresenius’ sale of the Liberty Cycler peritoneal dialysis systems and related disposable items and equipment infringed nine U.S. patents, which are owned by Baxter or exclusively licensed in the peritoneal dialysis field to Baxter from DEKA. During the pendency of the litigation, Fresenius agreed to remove certain functionality from the Liberty Cycler and the parties agreed to stay or dismiss seven of the patents. In July 2010, a jury in the U.S.D.C. for the Northern District of California found that the remaining two patents were not infringed by Fresenius.
Hemodialysis Litigation
Since April 2003, Baxter has been pursuing a patent infringement action against Fresenius Medical Care Holdings, Inc. for infringement of certain Baxter patents. The patents cover Fresenius’ 2008K hemodialysis instrument. In 2007, the court entered judgment in Baxter’s favor holding the patents valid and infringed, and a jury assessed damages at $14 million for past sales only. In April 2008, the U.S.D.C. for the Northern District of California granted Baxter’s motion for permanent injunction, granted Baxter’s request for royalties on Fresenius’ sales of the 2008K hemodialysis machines during a nine-month transition period before the permanent injunction took effect, and granted a royalty on disposables. In September 2009, the appellate court affirmed Fresenius’ liability for infringing valid claims of Baxter’s main patent, invalidated certain claims of other patents, and remanded the case to the district court to finalize the scope of the injunction and the amount of damages owed to Baxter. In November 2009, the appellate court denied Fresenius’ petition for re-hearing of the appeal. In January 2010, Fresenius consented to reentry of the injunction and sought a new trial to determine royalties, which the company is opposing.

In March 2010, the United States Patent and Trademark Office’s (USPTO) appellate board affirmed the previous determination by the USPTO patent examiner that the remaining patent was invalid. The board denied a request for reconsideration and the company has appealed the USPTO’s decision to the same appellate court that affirmed the validity of the patent in September 2009. Fresenius has asked the trial court to stay further court proceedings during the pendency of the company’s appeal of the USPTO’s negative determination.
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
In May 2010, a shareholder derivative action was brought on behalf of the company in the Circuit Court of Lake County, Illinois against the company’s board of directors, its Chief Executive Officer and its then current Chief Financial Officer and President of Medication Delivery. The complaint alleges that the defendants breached their fiduciary duties to the company and caused substantial monetary losses to the company in connection with addressing the COLLEAGUE infusion pump matter. In October 2010, a similar suit was filed in the U.S.D.C. for the Northern District of Illinois against the company’s board of directors, its Chief Executive Officer and its then current President of Medication Delivery.
In September 2010, a purported class action was filed in the U.S.D.C. for the Northern District of Illinois against the company and certain of its current executive officers. The complaint alleges that, during the period between September 17, 2009 and May 3, 2010 inclusive, the defendants issued materially false and misleading statements regarding the company’s plasma-based therapies business and the company’s remediation of its COLLEAGUE infusion pumps causing the company’s common stock to trade at artificially high levels.
In October 2005, the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to effect the seizure of COLLEAGUE and SYNDEO infusion pumps that were on hold in Northern Illinois. Customer-owned pumps were not affected. In June 2006, Baxter Healthcare Corporation entered into a Consent Decree for Condemnation and Permanent Injunction with the United States to resolve this seizure litigation. Pursuant to the Consent Decree, on July 13, 2010 the FDA issued a final order regarding the recall of the company’s COLLEAGUE infusion pumps currently in use in the United States. The company will execute the recall through July 13, 2012 by offering its customers an option to replace their COLLEAGUE infusion pumps or receive monetary consideration. The company will permit lessees to terminate their leases without penalty and refund any prepaid, unused lease portion upon the return of the devices. Additional third-party claims may be filed in connection with the COLLEAGUE matter. In September 2009, the company received a subpoena from the Office of the United States Attorney for the Northern District of Illinois requesting production of documents relating to the COLLEAGUE infusion pump. The company is fully cooperating with the request.
The company is a defendant, along with others, in seventeen lawsuits brought in various U.S. federal courts alleging that Baxter and certain of its competitors conspired to restrict output and artificially increase the price of plasma-derived therapies since 2003. The complaints attempt to state a claim for class action relief and in some cases demand treble damages. These cases have been consolidated for pretrial proceedings before the U.S.D.C. for the Northern District of Illinois.
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

The company is a defendant, along with others, in numerous lawsuits filed in state court in Las Vegas, Nevada. These lawsuits allege that health care workers improperly reused vials of propofol during endoscopy procedures, which resulted in the transmission of Hepatitis C to patients. These lawsuits allege that Teva Pharmaceuticals USA, Inc. (Teva) (as the manufacturer) and the company (as the distributor) improperly designed, manufactured and sold larger vials of propofol to these endoscopy centers. The first case went to trial against Teva and the company in April 2010. The jury awarded the plaintiffs $5 million in compensatory damages and $500 million in punitive damages ($356 million against Teva and $144 million against the company). Teva and the company plan to appeal this decision. Additionally, Baxter believes it is entitled to indemnity in these matters pursuant to an indemnity agreement entered into with Teva in 2009. The next trial is scheduled for November 2010.
The company is a defendant, along with others, in less than a dozen lawsuits which allege that Baxter and other defendants manipulated product reimbursements by, among other things, reporting artificially inflated average wholesale prices (AWP) for Medicare and Medicaid eligible drugs. The cases have been consolidated for pretrial purposes before the U.S.D.C. for the District of Massachusetts. In April 2008, the court preliminarily approved a class settlement resolving Medicare Part B claims and independent health plan claims against Baxter and others, which had previously been reserved for by the company. Final approval of this settlement is expected in 2011. Baxter has also resolved a number of other AWP cases brought by state attorneys general and other plaintiffs. A small number of lawsuits against Baxter brought by relators, state attorneys general and New York entities remain which seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution.
The company has received a letter request from the Office of the United States Attorney for the Eastern District of Pennsylvania to produce documents related to the company’s contracting, marketing and promotional, and historical government price reporting practices in the United States. In addition, the company received a request from the Office of the United States Attorney for the Northern District of California to produce documents related to the company’s marketing and promotional practices, including relationships between the company and specialty pharmacies. The company is fully cooperating with both of these requests.
The company has received an inquiry from the U.S. Department of Justice and the U.S. Securities and Exchange Commission requesting that the company voluntarily provide information about its business activities in a number of countries. The company is fully cooperating with the agencies and understands that this inquiry is part of a broader review of industry practices for compliance with the U.S. Foreign Corrupt Practices Act.
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
The BioScience business processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha1-antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; products for regenerative medicine, such as biosurgery products; and vaccines.
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
The Medication Delivery segment’s pre-tax income in the third quarter and first nine months of 2010 included an impairment charge of $112 million associated with the company’s agreement to divest its generic injectables business. Included in the Medication Delivery segment’s net sales and pre-tax income in the first nine months of 2010 was a first quarter charge of $588 million related to the recall of COLLEAGUE infusion pumps from the U.S. market. Of the total charge, $213 million was recorded as a reduction of net sales and $375 million was recorded in cost of sales. Included in the Medication Delivery segment’s pre-tax income in 2009 were third quarter charges of $54 million associated with the discontinuation of the company’s SOLOMIX drug delivery system in development and $27 million related to planned retirement costs associated with SYNDEO and additional charges related to the COLLEAGUE infusion pump. Refer to Note 3 for further information regarding the COLLEAGUE and SYNDEO infusion pump charges, Note 2 for further information regarding the generic injectables business impairment charge and Note 5 to the company’s consolidated financial statements in the 2009 Annual Report for further information regarding the SOLOMIX charge.
Financial information for the company’s segments is as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Net sales
BioScience	$1,387	$1,385	$4,107	$4,055
Medication Delivery	1,230	1,168	3,438	3,337
Renal	594	576	1,763	1,641
Transition services to Fenwal	13	16	37	59

Total	$3,224	$3,145	$9,345	$9,092

Pre-tax income
BioScience	$569	$580	$1,638	$1,654
Medication Delivery	150	147	93	522
Renal	88	85	260	212

Total pre-tax income from segments	$807	$812	$1,991	$2,388

Transition services to Fenwal represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal subsequent to the divestiture of the TT business in 2007.

The following is a reconciliation of segment pre-tax income to income before income taxes per the condensed consolidated statements of income.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Total pre-tax income from segments	$807	$812	$1,991	$2,388
Unallocated amounts
Stock compensation	(29)	(32)	(92)	(106)
Net interest expense	(24)	(23)	(68)	(73)
Certain foreign currency fluctuations and hedging activities	17	19	36	95
Other Corporate items	(130)	(118)	(444)	(285)

Income before income taxes	$641	$658	$1,423	$2,019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and nine months ended September 30, 2010.
RESULTS OF OPERATIONS
NET SALES

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2010	2009	change		2010	2009	change

BioScience	$1,387	$1,385	—		$4,107	$4,055	1%
Medication Delivery	1,230	1,168	5%		3,438	3,337	3%
Renal	594	576	3%		1,763	1,641	7%
Transition services to Fenwal Inc.	13	16	(19%	)	37	59	(37%	)

Total net sales	$3,224	$3,145	3%		$9,345	$9,092	3%

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
(in millions)	2010	2009	change	2010	2009	change

International	$1,835	$1,813	1%	$5,521	$5,194	6%
United States	1,389	1,332	4%	3,824	3,898	(2%	)

Total net sales	$3,224	$3,145	3%	$9,345	$9,092	3%

Foreign currency unfavorably impacted net sales by 1 percentage point in the three-month period ended September 30, 2010 and favorably impacted net sales by 2 percentage points in the nine-month period ended September 30, 2010, due to changes in the value of the U.S. Dollar relative to other currencies, principally the Euro, the Australian and Canadian Dollars, and the Japanese Yen.
Total net sales growth through the nine-month period ended September 30, 2010 was unfavorably impacted by 2 percentage points due to the company’s first quarter charge related to the recall of COLLEAGUE infusion pumps from the U.S. market. The $588 million charge, which was included in the Medication Delivery segment, reduced net sales by $213 million. Refer to Note 3 for further information regarding the COLLEAGUE infusion pump charge. In addition, healthcare reform has unfavorably impacted sales growth in the three- and nine-month periods ended September 30, 2010 by approximately 0.4 and 0.5 percentage points, respectively. Healthcare reform legislation enacted in the United States in the first quarter of 2010 has increased Medicaid rebates and expanded the 340B Drug Pricing Program in the United States, primarily impacting the Recombinants, Plasma Proteins and Antibody Therapy product categories in the BioScience segment. Similar actions undertaken by governments outside the United States have also unfavorably impacted sales growth.

BioScience
The following is a summary of sales by product category in the BioScience segment.

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2010	2009	change		2010	2009	change

Recombinants	$526	$528	—		$1,561	$1,494	4%
Plasma Proteins	346	331	5%		952	958	(1%	)
Antibody Therapy	336	336	—		968	1,017	(5%	)
Regenerative Medicine	130	109	19%		382	317	21%
Other	49	81	(40%	)	244	269	(9%	)

Total net sales	$1,387	$1,385	—		$4,107	$4,055	1%

Net sales in the BioScience segment were flat and increased 1% during the three- and nine-month periods ended September 30, 2010, respectively. Foreign currency had a 3 percentage point unfavorable impact in the third quarter of 2010 and a 1 percentage point favorable impact in the nine-month period ended September 30, 2010. Excluding the impact of foreign currency, sales growth in the Recombinants product category in both periods was the result of increased sales of the company’s advanced recombinant therapy, ADVATE [Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method], which was partially offset by lower U.K. tender sales and a reduction in RECOMBINATE distributor inventory levels in the United States during the third quarter of 2010. Sales in the Plasma Proteins product category in both periods of 2010 reflected increased demand for FEIBA (an anti-inhibitor coagulant complex) and for ARALAST NP [Alpha1-Proteinase Inhibitor (Human)]. Partially offsetting this growth in the three-month period and more than offsetting it in the nine-month period were lower sales of albumin in the United States and of plasma-derived factor VIII globally. Excluding the impact of foreign currency, sales in Antibody Therapy increased in the third quarter of 2010 driven by increased demand for GAMMAGARD LIQUID [Immune Globulin Intravenous (Human)] (marketed as KIOVIG outside of the United States), the liquid formulation of the antibody-replacement therapy IGIV (immune globulin intravenous). Antibody Therapy sales for the nine-month period declined as a result of slower U.S. market growth, U.S. share loss versus the prior year periods and pricing actions taken in 2010. Also unfavorably impacting Antibody Therapy net sales in both periods of 2010 was the impact of lower WinRho SDF [Rho(D) Immune Globulin Intravenous (Human)] sales due to the termination of a distribution agreement effective July 1, 2010. While sequential improvement occurred in the United States during the third quarter, the company may continue to experience volatility in the Antibody Therapy product category due to potential market and broader economic pressures. Revenues in Regenerative Medicine increased due to sales of ACTIFUSE (a silicate substituted calcium phosphate synthetic bone graft material), a product obtained with the acquisition of ApaTech Limited (ApaTech) in the first quarter of 2010, as well as increased sales of the company’s biosurgery products, including FLOSEAL, COSEAL and TISSEEL. Sales in the Other product category declined as a result of a reduction in advanced purchase pandemic vaccine agreement revenues and lower revenues from FSME-IMMUN (a tick-borne encephalitis vaccine) and NEISVAC-C (for the prevention of meningitis C) in international markets. Partially offsetting the decline in the first nine months of 2010 was the first quarter benefit from CELVAPAN H1N1 pandemic vaccine sales in select international markets.

Medication Delivery
The following is a summary of sales by product category in the Medication Delivery segment.

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2010	2009	change		2010	2009	change

IV Therapies	$417	$396	5%		$1,226	$1,124	9%
Global Injectables	469	433	8%		1,392	1,222	14%
Infusion Systems	213	208	2%		425	612	(31%	)
Anesthesia	127	123	3%		384	352	9%
Other	4	8	(50%	)	11	27	(59%	)

Total net sales	$1,230	$1,168	5%		$3,438	$3,337	3%

Net sales in the Medication Delivery segment increased 5% and 3% during the three- and nine-month periods ended September 30, 2010, respectively. Foreign currency had a 2 percentage point unfavorable impact in the third quarter of 2010 and a 3 percentage point favorable impact in the nine-month period ended September 30, 2010. Intravenous (IV) Therapies sales growth was driven by improved pricing and increased demand for IV solutions and nutritional products, particularly in the United States as the company benefited from competitor supply issues. Within the Global Injectables product category, sales growth in both periods was driven by increased demand for certain enhanced packaging products, select pre-mixed drugs and multi-source generic products in the United States, and strong sales in the international pharmacy compounding business. Also contributing to growth in Global Injectables in the nine-month period were increased sales in the U.S. pharmaceutical partnering business. In the Infusion Systems product category, net sales declined in the first nine months of 2010 as a result of the unfavorable impact of the $213 million charge in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps. Excluding the impact of the COLLEAGUE charge, sales growth in Infusion Systems in both periods was due to increased sales of Sigma International General Medical Apparatus, LLC (SIGMA) SPECTRUM infusion pumps partially offset by lower COLLEAGUE and disposable tubing set revenues. Sales growth in the Anesthesia product category was driven by increased demand and improved pricing for SUPRANE (desflurane) and increased demand for sevoflurane.
Renal
The following is a summary of sales by product category in the Renal segment.

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
(in millions)	2010	2009	change	2010	2009	change

PD Therapy	$487	$473	3%	$1,441	$1,347	7%
HD Therapy	107	103	4%	322	294	10%

Total net sales	$594	$576	3%	$1,763	$1,641	7%

Net sales in the Renal segment increased 3% and 7% during the three- and nine-month periods ended September 30, 2010, respectively. Foreign currency had no impact in the third quarter of 2010 and a 4 percentage point favorable impact in the nine-month period ended September 30, 2010. Net sales in both periods of 2010 grew due to an increase in the number of peritoneal dialysis (PD) patients, particularly in the United States, Latin America, and Asia, including double-digit growth in China. Net sales growth in the Hemodialysis (HD) Therapy product category in both periods was driven by Continuous Renal Replacement Therapy sales related to the company’s acquisition of certain assets of the Edwards Lifesciences Corporation hemofiltration business late in the third quarter of 2009.
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

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended				Nine months ended
	September 30,				September 30,
(as a percentage of net sales)	2010	2009	Change		2010	2009	Change

Gross margin	51.5%	51.9%	(0.4 pts	)	46.4%	52.3%	(5.9 pts	)
Marketing and administrative expenses	20.8%	21.4%	(0.6 pts	)	22.2%	21.4%	0.8 pts

Gross Margin
The gross margin percentage declined in the third quarter and first nine months of 2010. In both periods, improvements in sales for select higher margin products in the BioScience segment were more than offset by cost inefficiencies driven by lower volume throughput for plasma-based therapies and vaccines, and the impact of U.S. healthcare reform legislation. The first nine months of 2010 were also unfavorably impacted by an increase in inventory reserves and a $588 million charge in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market, which unfavorably impacted the year-to-date gross margin by 5.2 percentage points. Included in the company’s gross margin in the third quarter of 2009 was a $27 million charge related to planned retirement costs associated with the SYNDEO PCA Syringe Pump and additional costs related to the COLLEAGUE infusion pumps which negatively impacted gross margin by 0.9 and 0.3 percentage points in the third quarter and first nine months of 2009, respectively. Refer to Note 3 for further information on the COLLEAGUE and SYNDEO charges.
Marketing and Administrative Expenses
Marketing and administrative expenses were $670 million in the third quarter of 2010, a slight decrease compared to the $672 million reported in the third quarter of 2009, and $2.1 billion in the first nine months of 2010, an increase of 7% over the $1.9 billion reported in the first nine months of 2009. The increase in the first nine months of 2010 was driven by the unfavorable impact of foreign currency, the expansion of the sales force, and increased spending on new marketing and promotional programs, partially offset by the impact of the company’s continued focus on controlling discretionary spending. In addition, the increase in the marketing and administrative expense ratio in the first nine months of 2010 was impacted by a charge to net sales in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps, which unfavorably impacted the marketing and administrative expense ratio by 0.5 percentage points, and a $28 million charge in the second quarter of 2010 to write down accounts receivable in Greece. Refer to Note 2 for further information regarding the Greece receivable charge.
RESEARCH AND DEVELOPMENT

	Three months ended				Nine months ended
	September 30,		Percent		September 30,		Percent
(in millions)	2010	2009	change		2010	2009	change

Research and development expenses	$207	$228	(9%	)	$653	$671	(3%	)
As a percentage of net sales	6.4%	7.2%			7.0%	7.4%

Research and development (R&D) expenses decreased in the third quarter and first nine months of 2010. Impacting both periods in 2010 was a reduction in R&D expenses due to the completion of clinical work on late-stage programs, lower milestone payments to partners and efforts to reposition projects to gain organizational efficiencies. Also impacting R&D expenses for the three months ended September 30, 2010 was the favorable impact of foreign currency. While the company will continue to invest in its R&D pipeline as part of the execution of its long-term growth strategy, R&D expenses are expected to be lower for the full-year compared to 2009. Refer to the 2009 Annual Report for a discussion of the company’s R&D pipeline.
NET INTEREST EXPENSE
Net interest expense was $24 million and $23 million in the third quarters of 2010 and 2009, respectively, and $68 million and $73 million in the first nine months of 2010 and 2009, respectively. The decrease in the first nine months of 2010 was principally driven by an increase in interest income, with the impact of a higher average cash balance more than offsetting the impact of lower interest rates.

OTHER EXPENSE, NET
Other expense, net was $117 million and $51 million in the third quarters of 2010 and 2009, respectively, and $122 million and $52 million in the first nine months of 2010 and 2009, respectively. Included in both periods were amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency. Included in other expense, net was a third quarter of 2010 impairment charge of $112 million associated with the company’s agreement to divest its generic injectables business. Refer to Note 2 for further information regarding the generic injectables business impairment charge. Included in other expense, net, in 2009 was a third quarter charge of $54 million associated with the discontinuation of the company’s SOLOMIX drug delivery system in development. Refer to Note 5 to the company’s consolidated financial statements in the 2009 Annual Report for further information on the SOLOMIX charge.
PRE-TAX INCOME
Refer to Note 7 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.
BioScience
Pre-tax income decreased 2% and 1% for the three- and nine-month periods ended September 30, 2010, respectively. Sales growth for select higher margin products in both periods was more than offset by cost inefficiencies for plasma-based therapies and vaccines, the impact of U.S. healthcare reform legislation, the expansion of the sales force, and increased spending on new marketing and promotional programs. Also unfavorably impacting the nine-month period ended September 30, 2010 was an increase in inventory reserves. Foreign currency unfavorably impacted the three-month and favorably impacted the nine-month periods ended September 30, 2010.
Medication Delivery
Pre-tax income increased 2% and decreased 82% for the three- and nine-month periods ended September 30, 2010, respectively. The decrease for the nine-month period ended September 30, 2010 was primarily due to the COLLEAGUE charge in the first quarter of 2010 totaling $588 million and an impairment charge of $112 million in the third quarter of 2010 associated with the company’s agreement to divest its generic injectables business. Impacting both periods of 2010 and partially offsetting the negative impact of the first quarter of 2010 COLLEAGUE charge and the third quarter of 2010 generic injectables business impairment charge were sales growth across multiple product categories, gross margin improvements, and a reduction in R&D spending. Foreign currency unfavorably impacted the three-month and favorably impacted the nine-month periods ended September 30, 2010. Included in pre-tax income in the third quarter of 2009 were charges of $54 million associated with the discontinuation of the company’s SOLOMIX drug delivery system in development and $27 million related to planned retirement costs associated with SYNDEO pumps and additional costs related to the COLLEAGUE pumps.
Renal
Pre-tax income increased 4% and 23% for the three- and nine-month periods ended September 30, 2010, respectively. The increase in both periods of 2010 was primarily due to the continued increases in PD Therapy patients, improved gross margins and the favorable impact of foreign currency, partially offset by increased R&D spending.
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

INCOME TAXES
The company’s effective income tax rate was 18.3% and 19.1% in the third quarters of 2010 and 2009, respectively, and 29.7% and 18.8% in the nine-month periods ended September 30, 2010 and 2009, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events. The decrease in the effective tax rate in the three-month period ended September 30, 2010 was due primarily to the tax benefit of an impairment charge of $112 million in the third quarter of 2010 associated with the company’s agreement to divest its generic injectables business, which was at the U.S. tax rate, partially offset by a change in the earnings mix between lower tax and higher tax rate jurisdictions compared to the prior year period. The increase in the effective tax rate in the nine-month period ended September 30, 2010 was principally due to a $588 million charge related to the recall of COLLEAGUE infusion pumps from the U.S. market for which there was no net tax benefit recognized, a $39 million write-off of a deferred tax asset as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation recently enacted in the United States and a change in the earnings mix between lower tax and higher tax rate jurisdictions compared to the prior year period, which were partially offset by the tax benefit from the generic injectables business impairment charge.
The company anticipates that the effective tax rate for the full-year 2010 will be approximately 20.0%, excluding the impact of audit developments and other special items, such as the items in the first nine months of 2010 noted above.
INCOME AND EARNINGS PER DILUTED SHARE
Net income attributable to Baxter was $525 million and $530 million for the three months ended September 30, 2010 and 2009, respectively, and $997 million and $1.6 billion for the nine months ended September 30, 2010 and 2009, respectively. Net income attributable to Baxter per diluted share was $0.89 and $0.87 for the three months ended September 30, 2010 and 2009, respectively, and $1.67 and $2.66 for the nine months ended September 30, 2010 and 2009, respectively. The significant factors and events contributing to the changes are discussed above.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operations
Cash flows from operations increased during the first nine months of 2010 as compared to the prior year, totaling $2.1 billion in 2010 and $1.9 billion in 2009. The increase in cash flows from operations was primarily due to higher earnings (before non-cash items) and the other factors discussed below. Included in cash flows from operations in the first nine months of 2010 and 2009 were outflows of $35 million and $88 million, respectively, related to realized excess tax benefits from stock issued under employee benefit plans. Realized excess tax benefits are required to be presented in the statement of cash flows as an outflow within the operating section and an inflow within the financing section.
Accounts Receivable
Cash outflows relating to accounts receivable decreased $81 million during the first nine months of 2010 as compared to the prior year. Days sales outstanding decreased from 58.4 days at September 30, 2009 to 56.2 days at September 30, 2010, primarily due to the favorable impact of foreign currency and decreases in collection periods in certain international markets as well as in the United States where the days sales outstanding were less than 30 days.

Inventories
Cash outflows relating to inventories decreased $22 million in 2010 as compared to the prior year. The following is a summary of inventories at September 30, 2010 and December 31, 2009, as well as annualized inventory turns for the three months ended September 30, 2010 and 2009, by segment. The higher inventory turns for the total company were principally due to higher sales of select products within the BioScience and Medication Delivery segments, as well as a reduction in vaccines inventories.

			Annualized inventory
	Inventories		turns for the three
	September 30,	December 31,	months ended September 30,
(in millions, except inventory turn data)	2010	2009	2010	2009

BioScience	$1,575	$1,592	1.33	1.30
Medication Delivery	633	705	4.30	3.33
Renal	289	257	3.96	4.09
Other	3	3	—	—

Total company	$2,500	$2,557	2.39	2.19

Other
Cash outflows related to liabilities, restructuring and cost optimization payments and other increased $20 million in the first nine months of 2010 as compared to the prior year. Higher first quarter discretionary cash contributions to the company’s pension plan in the United States, which were $300 million and $100 million in 2010 and 2009, respectively, were partially offset by lower outflows relating to accounts payable and accrued liabilities.
Cash flows from investing activities
Capital Expenditures
Capital expenditures increased $65 million for the nine months ended September 30, 2010, from $634 million in 2009 to $699 million in 2010. The company’s investments in capital expenditures are focused on projects that enhance the company’s cost structure and manufacturing capabilities across the three businesses. In addition, the company continues to invest to support its strategy of geographic expansion with select investments in growing markets, and continues to invest to support the company’s ongoing strategic focus on R&D with the expansion of research facilities, pilot manufacturing sites and laboratories. The increase in capital expenditures was also due to the company’s multi-year initiative to implement a global enterprise resource planning system that will consolidate and standardize business processes, data and systems.
Acquisitions of and Investments in Businesses and Technologies
Cash outflows relating to acquisitions of and investments in businesses and technologies of $274 million in the first nine months of 2010 related primarily to a net cash outflow of $235 million related to the acquisition of ApaTech Limited, an orthobiologic products company based in the United Kingdom. In the second quarter of 2010, Baxter made an $18 million payment related to the company’s collaboration agreement for the development of a home hemodialysis machine with HHD, LLC and DEKA Products Limited Partnership and DEKA Research and Development Corp. (collectively, DEKA). Additionally, in the third quarter of 2010, Baxter made a $20 million payment related to a manufacturing, supply and distribution agreement with Kamada Ltd. (Kamada) for GLASSIATM [Alpha1-Proteinase Inhibitor (Human)], the only liquid alpha1-proteinase inhibitor, for the exclusive distribution rights in the United States and other select markets. Cash outflows relating to acquisitions of and investments in businesses and technologies of $156 million in the first nine months of 2009 principally related to an agreement with SIGMA for the exclusive distribution of SIGMA’s infusion pumps in the United States and international markets, a 40 percent equity stake in SIGMA, and an option to purchase the remaining portion of SIGMA. Additionally, in August 2009 the company acquired certain assets of Edwards Lifesciences Corporation related to their hemofiltration product line, also known as Continuous Renal Replacement Therapy (Edwards CRRT), for $56 million. Refer to Note 2 for further information about the acquisition of ApaTech and the Kamada arrangement and Note 4 to the company’s consolidated financial statements in the 2009 Annual Report for further information related to DEKA, SIGMA and Edwards CRRT.
Other
Cash flows relating to other investing activities in the first nine months of 2009 included cash collected from customers relating to previously securitized receivables.

Cash flows from financing activities
Debt Issuances, Net of Payments of Obligations
Net cash inflows related to debt and other financing obligations totaled $589 million and $469 million in the first nine months of 2010 and 2009, respectively. In March 2010, the company issued $600 million of senior unsecured notes, with $300 million maturing in March 2013 and bearing a 1.8% coupon rate, and $300 million maturing in March 2020 and bearing a 4.25% coupon rate. The net proceeds from this issuance are being used for general corporate purposes, including the refinancing of indebtedness. Included in the net cash inflows in the first nine months of 2009 was the February 2009 issuance of $350 million of senior unsecured notes, which mature in March 2014 and bear a 4.0% coupon rate and the August 2009 issuance of $500 million of senior unsecured notes, which mature in August 2019 and bear a 4.5% coupon rate. Partially offsetting the issuances in 2009 was the repayment of $200 million of outstanding commercial paper, and the repayment of approximately $160 million of outstanding borrowings related to the company’s Euro-denominated credit facility.
Other Financing Activities
Cash dividend payments totaled $519 million and $475 million in the first nine months of 2010 and 2009, respectively. The increase in cash dividend payments was primarily due to a 12% increase in the quarterly dividend rate compared to the prior year. In July 2010, the board of directors declared a quarterly dividend of $0.29 per share, payable on October 1, 2010 to shareholders of record on September 10, 2010.
Proceeds and realized excess tax benefits from stock issued under employee benefit plans decreased by $20 million, from $289 million in the first nine months of 2009 to $269 million in the first nine months of 2010, primarily due to a decrease in realized excess tax benefits (as further discussed above), partially offset by an increase in stock option exercises.
Stock repurchases totaled $1.3 billion and $966 million in the first nine months of 2010 and 2009, respectively. As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2009, the board of directors authorized the repurchase of up to $2.0 billion of the company’s common stock. At September 30, 2010, $677 million remained available under this authorization.
CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS
Credit facilities
The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in December 2011. The company also maintains a credit facility denominated in Euros with a maximum capacity of approximately $408 million at September 30, 2010, which matures in January 2013. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At September 30, 2010, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of the two outstanding facilities at September 30, 2010. The non-performance of any financial institution supporting the credit facility would reduce the maximum capacity of these facilities by each institution’s respective commitment. Refer to Note 6 to the company’s consolidated financial statements in the 2009 Annual Report for further discussion of the company’s credit facilities.
Access to capital
The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt or common stock. The company had $2.8 billion of cash and equivalents at September 30, 2010. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.
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

The company continues to do business with foreign governments that have recently experienced credit rating downgrades and may become unable to pay for the company’s products or services. The company recorded a charge of $28 million in the second quarter of 2010 to write down its accounts receivable in Greece principally as a result of the Greek government’s announcement of a plan to convert certain past due receivables into non-interest bearing bonds with maturities of one to three years. The charge, computed by taking into consideration, among other factors, the imputed discount of the outstanding receivables based upon publicly traded Greek government bonds with similar terms, was included in marketing and administrative expenses. As it relates to these and other receivables, changes in economic conditions and customer-specific factors may require the company to re-evaluate the collectability of its receivables and the company could potentially incur additional charges.
Credit ratings
There were no changes in the company’s credit ratings in the first nine months of 2010. Standard & Poor’s downgraded the company’s outlook from Positive to Stable in the second quarter of 2010. Refer to the 2009 Annual Report for further discussion of the company’s credit ratings.
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
LEGAL CONTINGENCIES
Refer to Note 6 for a discussion of the company’s legal contingencies. Upon resolution of any of these uncertainties, the company may incur charges in excess of presently established liabilities. While the liability of the company in connection with the claims cannot be estimated with any certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may incur material judgments or enter into material settlements of claims.
CERTAIN REGULATORY MATTERS
In July 2005, the company stopped shipment of COLLEAGUE infusion pumps in the United States. Following a number of Class I recalls (recalls at the highest priority level for the U.S. Food and Drug Administration (the FDA)) relating to the performance of the pumps, as well as the seizure litigation described in Note 6, the company entered into a Consent Decree in June 2006. Additional Class I recalls related to remediation and repair and maintenance activities were addressed by the company in 2007 and 2009. Pursuant to the Consent Decree, in July 2010 the FDA issued a final order regarding the recall of the company’s COLLEAGUE infusion pumps currently in use in the United States. The company will execute the recall over the two years following the final order by offering its customers an option to replace their COLLEAGUE infusion pumps or receive monetary consideration. Under the replacement option, the company’s customers may receive SIGMA SPECTRUM infusion pumps in exchange for their COLLEAGUE infusion pumps. Alternatively, COLLEAGUE pump owners may receive the lesser of the pump’s depreciated value, which will be no less than $1,500 per single-channel pump and $3,000 per triple-channel pump, or the purchase price. The company will permit lessees to terminate their leases without penalty and will refund any prepaid, unused lease portion upon the return of the devices. As discussed in Note 3, following the FDA’s issuance of its initial order dated April 30, 2010, the company recorded a charge in the first quarter of 2010 related to the FDA’s order and other actions the company intends to undertake outside the United States, in addition to a number of earlier charges in connection with its COLLEAGUE infusion pumps. As discussed in Note 6, the company received a subpoena from the Office of the United States Attorney of the Northern District of Illinois relating to the COLLEAGUE infusion pump in September 2009. It is possible that substantial additional cash and non-cash charges, including significant asset impairments related to the COLLEAGUE infusion pumps and related businesses, may be required in future periods based on new information, changes in estimates, the outcome of the current dialogue with the FDA and modifications to the FDA order, and other actions the company may be required to undertake in markets outside of the United States.
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

FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, including those made in connection with the charges related to the recall of the company’s COLLEAGUE infusion pumps, litigation related matters including outcomes, the company’s efforts to recall and remediate its COLLEAGUE infusion pumps and other regulatory matters, the anticipated closing of the sale of the company’s generic injectables business, credit exposure to foreign governments, expectations with respect to volatility in results for certain plasma-based therapies, estimates of liabilities, expectations with respect to the company’s hedging activities including its exposure to financial market volatility and foreign currency risk, geographic expansion, future capital and R&D expenditures, expectations with respect to the impact of healthcare reform legislation, the sufficiency of the company’s financial flexibility and the adequacy of credit facilities and reserves, repurchases of the company’s common stock, the effective tax rate in 2010, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:
•	demand for and market acceptance risks for new and existing products, such as ADVATE and plasma-based therapies (including Antibody Therapy), and other therapies;

•	fluctuations in supply and demand and the pricing of plasma-based therapies;

•	healthcare reform legislation in the United States including its effect on pricing, reimbursement, taxation and rebate policies;

•	future actions of governmental authorities and other third parties including third party payers as healthcare reform legislation and similar measures are implemented in the United States and globally;

•	additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	the company’s ability to identify business development and growth opportunities for existing products;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	future actions of the FDA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO infusion pumps;

•	implementation of the FDA’s final July 2010 order to recall all of the company’s COLLEAGUE infusion pumps currently in use in the United States as well as any additional actions required globally;

•	the company’s ability to fulfill demand for its SIGMA SPECTRUM infusion pump;

•	foreign currency fluctuations, particularly due to reduced benefits from the company’s natural hedges and limitations on the ability to cost-effectively hedge resulting from financial market and currency volatility;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of restructuring and optimization initiatives;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, including the SIGMA transaction;

•	changes in credit agency ratings;

•	any impact of the commercial and credit environment on the company and its customers and suppliers; and

•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described under the caption “Item 1A. Risk Factors” in the company’s Form 10-K for the year ended December 31, 2009, all of which are available on the company’s website.
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
The company uses options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at September 30, 2010 is 15 months. The company also uses derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.
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
A sensitivity analysis of changes in the fair value of foreign exchange option, forward and cross-currency swap contracts outstanding at September 30, 2010, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net liability balance of $27 million with respect to those contracts would increase by $74 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange option, forward and cross-currency swap contracts outstanding at September 30, 2010 by replacing the actual exchange rates at September 30, 2010 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2009 Annual Report. There were no significant changes during the quarter ended September 30, 2010.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2010. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control over Financial Reporting
In the second quarter of 2010, the company began the implementation of a new global enterprise resource planning system. In addition, the company is consolidating and outsourcing certain computer operations and application support activities. These multi-year initiatives will be conducted in phases and include modifications to the design and operation of controls over financial reporting. The company is testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and has monitoring controls in place over the implementation of these changes. There have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2010 and 2009 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2010, and the related condensed consolidated statements of income for each of the three- and nine-month periods ended September 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the company’s management.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
November 3, 2010

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the three-month period ended September 30, 2010.
Issuer Purchases of Equity Securities

	Total number		Total number of shares	Approximate dollar value of
	of shares	Average price	purchased as part of publicly	shares that may yet be purchased
Period	purchased(1)	paid per share	announced program(1)	under the program(1)

July 1, 2010 through July 31, 2010	—	—	—
August 1, 2010 through August 31, 2010	1,749,685	$44.87	1,749,685
September 1, 2010 through September 30, 2010	1,812,700	$45.68	1,812,700

Total	3,562,385	$45.29	3,562,385	$676,663,385

(1)	In July 2009, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market. During the third quarter of 2010, the company repurchased 3.6 million shares for $161 million under this program. This program does not have an expiration date.

Item 6.	Exhibits
Exhibit Index:

Exhibit
Number	Description
15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished herewith

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.

(Registrant)

Date: November 3, 2010	By:	/s/ Robert J. Hombach
Robert J. Hombach
Corporate Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial officer)