Form 10-K
period 2010-12-31
BAXTER INTERNATIONAL INC
filed 2011-02-23
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $40.64 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $24 billion. There is no non-voting common equity held by non-affiliates of the registrant.

The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2011 was 579,426,016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive 2011 proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 3, 2011 are incorporated by reference into Part III of this report.

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

Business Segments and Products

The BioScience, Medication Delivery and Renal segments comprise Baxter’s continuing operations.

BioScience.  The BioScience business processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; products for regenerative medicine, such as biosurgery products; and select vaccines.

Medication Delivery.  The Medication Delivery business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In October 2010, the company announced an agreement providing for the divestiture of its U.S. generic injectables business to Hikma Pharmaceuticals PLC. For more information on this divestiture, see Note 3 in Item 8 of this Annual Report on Form 10-K.

Renal.  The Renal business provides products to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis (PD), a home-based therapy, and also distributes products for hemodialysis, which is generally conducted in a hospital or clinic.

In October 2010, the company announced the combination of its Medication Delivery and Renal businesses into a single global business unit, Medical Products.

For financial information about Baxter’s segments and principal product categories, see Note 12 in Item 8 of this Annual Report on Form 10-K.

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

International Operations

Baxter products are manufactured and sold worldwide. Approximately 60% of the company’s revenues are generated outside of the United States and geographic expansion remains a core component of the company’s strategy. Baxter’s international presence includes operations in Europe, Asia-Pacific, Latin America and Canada. The company is subject to certain risks inherent in conducting business outside the United States. For more information on these risks, see the information under the captions “We are subject to risks associated with doing business globally” and “We are subject to foreign currency risk” in Item 1A of this Annual Report on Form 10-K all of which information is incorporated herein by reference.

For financial information about foreign and domestic operations and geographic information, see Note 12 in Item 8 of this Annual Report on Form 10-K. For more information regarding foreign currency exchange risk, refer to the discussion under the caption entitled “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K.

Contractual Arrangements

Substantial portions of the company’s products are sold through contracts with customers, both within and outside the United States. Some of these contracts have terms of more than one year and place limits on the company’s ability to increase prices. In the case of hospitals, governments and other facilities, these contracts may specify minimum quantities of a particular product or categories of products to be purchased by the customer.

In keeping with the increased emphasis on cost-effectiveness in healthcare delivery, many hospitals and other customers of medical products in the United States and in other countries have joined group purchasing organizations (GPOs), or formed integrated delivery networks (IDNs), to enhance purchasing power. GPOs and IDNs negotiate pricing arrangements with manufacturers and distributors, and the negotiated prices are made available to members. Baxter has purchasing agreements with several of the major GPOs in the United States. GPOs may have agreements with more than one supplier for certain products. Accordingly, in these cases, Baxter faces competition from other suppliers even where a customer is a member of a GPO under contract with Baxter.

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

The company also utilizes long-term supply contracts with some suppliers to help maintain continuity of supply and manage the risk of price increases. Baxter is not always able to recover cost increases for raw materials through customer pricing due to contractual limits and market forces.

Competition and Healthcare Cost Containment

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

Although no single company competes with Baxter in all of its businesses, Baxter faces substantial competition in each of its segments from international and domestic healthcare and pharmaceutical companies of all sizes. BioScience continues to face competitors from pharmaceutical, biotechnology and other companies. Medication Delivery faces competition from medical device manufacturers and pharmaceutical companies. In Renal, global and regional competitors continue to expand their manufacturing capacity for PD products and their PD sales and marketing channels. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation. There has been increasing consolidation in the company’s customer base and by its competitors, which continues to result in pricing and market share pressures.

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

Intellectual Property

Patents and other proprietary rights are essential to Baxter’s business. Baxter relies on patents, trademarks, copyrights, trade secrets, know-how and confidentiality agreements to develop, maintain and strengthen its competitive position. Baxter owns a number of patents and trademarks throughout the world and has entered into license arrangements relating to various third-party patents and technologies. Products manufactured by Baxter are sold primarily under its own trademarks and trade names. Some products distributed by the company are sold under the company’s trade names, while others are sold under trade names owned by its suppliers. Trade secret protection of unpatented confidential and proprietary information is also important to Baxter. The company maintains certain details about its processes, products and technology as trade secrets and generally requires employees, consultants, parties to collaboration agreements and other business partners to enter into confidentiality agreements.

Baxter’s policy is to protect its products and technology through patents and trademarks on a worldwide basis. This protection is sought in a manner that balances the cost of such protection against obtaining the greatest value for the company. Baxter also recognizes the need to promote the enforcement of its patents and trademarks and takes commercially reasonable steps to enforce its patents and trademarks around the world against potential infringers, including judicial or administrative action where appropriate.

Baxter operates in an industry susceptible to significant patent litigation. At any given time, the company is involved as either a plaintiff or defendant in a number of patent infringement and other intellectual property-related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products. For more information on patent and other litigation, see Note 11 in Item 8 of this Annual Report on Form 10-K.

Research and Development

Baxter’s investment in research and development (R&D) is essential to its future growth and its ability to remain competitive in each of its business segments. Accordingly, Baxter continues to focus its investment in R&D programs to enhance future growth through clinical differentiation. Expenditures for Baxter’s R&D activities were $915 million in 2010, $917 million in 2009 and $868 million in 2008. These expenditures include costs associated with R&D activities performed at the company’s R&D centers located around the world, which include facilities in Austria, Belgium, Japan and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxter locations.

Principal areas of strategic focus for R&D include recombinant and plasma-based therapeutics, vaccines, initiatives in regenerative medicine, kidney dialysis, formulation of small molecule drugs, enhanced packaging systems for medication delivery, and parenteral nutrition. The company’s research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product categories. Baxter supplements its own R&D efforts by acquiring various technologies and entering into development and other collaboration agreements with third parties. For more information on the company’s R&D activities, refer to the discussion under the caption entitled “Research and Development” contained in Item 7 of this Annual Report on Form 10-K.

Quality Management

Baxter’s success depends upon the quality of its products. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving the company’s products and services and maintaining the integrity of the data that supports the safety and efficacy of the company’s products. Baxter has a network of quality systems throughout the company’s business units and facilities that relate to the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of the company’s products. To assess and facilitate compliance with applicable requirements, the company regularly reviews its quality systems to determine their effectiveness and identify areas for improvement. Baxter also performs assessments of its suppliers of raw materials, components and finished goods. In addition, the company conducts quality management reviews designed to inform management of key issues that may affect the quality of products and services.

From time to time, the company may determine that products manufactured or marketed by the company do not meet company specifications, published standards, such as those issued by the International Organization for Standardization, or regulatory requirements. When a quality issue is identified, Baxter investigates the issue and takes appropriate corrective action, such as notice to the customer of revised labeling, correction of the product at the customer location, withdrawal of the product from the market and other actions. For more information on corrective actions taken by Baxter, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.

Government Regulation

The operations of Baxter and many of the products manufactured or sold by the company are subject to extensive regulation by numerous government agencies, both within and outside the United States. In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States. While this legislation provides for a number of changes in how companies are compensated for providing healthcare products and services, many of these changes will be implemented by regulations which have yet to be established. For more information on the expected impact of healthcare reform on the company, refer to the information under the caption “The implementation of healthcare reform in the United States may adversely affect our business” in Item 1A of this Annual Report on Form 10-K.

In the United States, the federal agencies that regulate the company’s facilities, operations, employees, products (their manufacture, sale, import and export) and services include: the U.S. Food and Drug Administration (FDA), the Drug Enforcement Agency, the Environmental Protection Agency, the Occupational Health & Safety Administration, the Department of Agriculture, the U.S. Department of Justice, the Department of Labor, the Department of Defense, Customs and Border Protection, the Department of Commerce, the Department of Treasury and others. Because Baxter supplies products and services to healthcare providers that are reimbursed by federally funded programs such as Medicare, its activities are also subject to regulation by the Center for Medicare/Medicaid Services and enforcement by the Office of the Inspector General within the Department of Health and Human Services (OIG). State agencies in the United States also regulate the facilities, operations, employees, products and services of the company within their respective states. Outside the United States, the company’s products and operations are subject to extensive regulation by government agencies, including the European Medicines Agency (EMA) in the European Union. International government agencies also regulate public health, product registration, pricing, manufacturing, environmental conditions, labor, exports, imports and other aspects of the company’s global operations.

The FDA in the United States, the EMA in Europe, and other government agencies inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of Baxter’s products. The company must obtain specific approval from the FDA and non-U.S. regulatory authorities before it can market and sell most of its products in a particular country. Even after the company obtains regulatory approval to market a product, the product and the company’s manufacturing processes are subject to continued review by the FDA and other regulatory authorities worldwide.

The company is subject to possible administrative and legal actions by the FDA and other regulatory agencies inside and outside the United States. Such actions may include warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. From time to time, the company takes steps to ensure safety and efficacy of its products, such as removing products from the market found not to meet applicable requirements and improving the effectiveness of quality systems. For more information on compliance actions taken by the company, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.

Environmental policies of the company require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection.

Employees

As of December 31, 2010, Baxter employed approximately 48,000 people.

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

The successful and timely implementation of our business model depends on our ability to adapt to changing technologies and introduce new products. As our competitors will continue to introduce competitive products, the development and acquisition of innovative products and technologies that improve efficacy, safety, patients’ and clinicians’ ease of use and cost-effectiveness are important to our success. The success of new product offerings will depend on many factors, including our ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate our products from those of our competitors. Failure by us to introduce planned products or other new products or to introduce products on schedule could have an adverse effect on our business, financial condition and results of operations.

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

The manufacture, distribution, marketing and use of our products are subject to extensive regulation and increasing scrutiny by the FDA and other regulatory authorities both inside and outside the United States. Any new product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. Our facilities must be approved and licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of the FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales.

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

The sales and marketing of our products and our relationships with healthcare providers are under increasing scrutiny by federal, state and foreign government agencies. The FDA, the OIG, the U.S. Department of Justice (DOJ) and the Federal Trade Commission have each increased their enforcement efforts (including joint efforts) with respect to the Anti-Kickback Statute, False Claims Act, off-label promotion of products, other healthcare related laws, antitrust and other competition laws. The DOJ also has increased its focus on the enforcement of the U.S. Foreign Corrupt Practices Act (FCPA), particularly as it relates to the conduct of pharmaceutical companies. The FCPA prohibits certain individuals and entities, including the company, from promising, offering, or giving anything of value to foreign officials with the intent of influencing the foreign official for the purpose of helping the company obtain or retain business or gain an improper advantage. Outside of the United States, our business involves significant interaction with foreign officials. The FCPA also imposes recordkeeping and internal controls requirements on the company. Foreign governments have also increased their scrutiny of pharmaceutical companies’ sales and marketing activities and relationships with healthcare providers. The laws and standards governing the promotion, sale and reimbursement of our products and those governing our relationships with healthcare providers and governments can be complicated, are subject to frequent change and may be violated unknowingly. We have compliance programs in place, including policies, training and various forms of monitoring, designed to address these risks. Nonetheless, these programs and policies may not always protect us from conduct by our employees that violate these laws. Violations, or allegations of violations, of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, financial condition and results of operations. Refer to Note 11 in Item 8 of this Annual Report on Form 10-K for a discussion of the requests that the company received in 2010 from certain federal government agencies.

Issues with product quality could have an adverse effect upon our business, subject us to regulatory actions and costly litigation and cause a loss of customer confidence in us or our products.

Our success depends upon the quality of our products. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving the company’s products and services and maintaining the integrity of the data that supports the safety and efficacy of our products. Our future operating results will depend on our ability to implement and improve our quality management program, and effectively train and manage our employee base with respect to quality management. While we have a network of quality systems throughout our business units and facilities that relate to the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our products, quality and safety issues may occur with respect to any of our products. In addition, some of the raw materials employed in our production processes are derived from human and animal origins. Though great care is taken to assure the safety of these raw materials, the nature of their origin elevates the potential for the introduction of pathogenic agents or other contaminants.

A quality or safety issue could have an adverse effect on our business, financial condition and results of operations and may result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. In addition, we may be named as a defendant in product liability or other lawsuits, which could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time, attention and resources. We continue to be self-insured with respect to product liability claims. The absence of third-party insurance coverage for such claims increases our potential exposure to unanticipated claims and adverse decisions. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees.

For more information on regulatory matters currently being addressed by the company, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.

Implementation of the FDA order to recall our COLLEAGUE infusion pumps in the United States may adversely affect our business.

Pursuant to the Consent Decree entered into by the company in June 2006, the FDA issued a final order in July 2010 regarding the recall of the company’s COLLEAGUE infusion pumps currently in use in the United States. The company is executing the recall over the two years following the final order by offering its customers an option to replace their COLLEAGUE infusion pumps or receive monetary consideration. Under the replacement option, the company’s customers may receive the Sigma International General Medical Apparatus, LLC (SIGMA) Spectrum infusion pumps in exchange for their COLLEAGUE infusion pumps. For more information on the COLLEAGUE recall, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K. The company cannot be certain that SIGMA will have sufficient production capacity to meet the demand for SIGMA Spectrum infusion pumps. Customers choosing a refund or for whom sufficient replacement pumps are unavailable are likely to move to a competitive infusion pump platform. Many of the company’s COLLEAGUE customers also purchase a variety of the company’s other Medication Delivery products. If a significant number of COLLEAGUE customers move to a competitive pump platform, our business may suffer and sales of other products in the company’s Medication Delivery product portfolio may be adversely affected. In addition, it is possible that substantial additional cash and non-cash charges, including significant asset impairments related to the COLLEAGUE infusion pumps and related businesses, may be required in future periods based on new information, changes in estimates, the implementation of the recall in the United States, and other actions the company may be required to undertake in markets outside the United States.

The implementation of healthcare reform in the United States may adversely affect our business.

The Patient Protection and Affordable Care Act (Act), which was signed into law in March 2010, includes several provisions which impact the company’s businesses in the United States, including increased Medicaid rebates and an expansion of the 340B Drug Pricing Program which provides certain qualified entities, such as hospitals serving disadvantaged populations, with discounts on the purchase of drugs for outpatient use and an excise tax on the sale of certain drugs and medical devices. The company will also be required to pay a tax on the sales of its pharmaceutical products to the government beginning in 2011 and a 2.3% tax on certain of its medical devices beginning in 2013. The impact of the increased Medicaid rebates and the expanded 340B Drug Pricing Program is largely expected to impact the company’s Bioscience business, while the additional taxes are expected to impact each of the company’s business segments. We may also experience downward pricing pressure as the Act reduces Medicare and Medicaid payments to hospitals. While it is intended to expand health insurance coverage and increase access to medical care generally, additional regulations need to be established to implement many of the Act’s provisions. As a result, the full impact of the Act is uncertain.

If reimbursement for our current or future products is reduced or modified, our business could suffer.

Sales of our products depend, in part, on the extent to which the costs of our products are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. These healthcare management organizations and third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, as discussed above, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs and other healthcare products have been targeted in this effort. We also face challenges, including austerity measures being taken by governments, in certain foreign markets where the pricing and profitability of our products generally are subject to government controls. Government controls in foreign markets also impact our ability to collect accounts receivable in a timely manner. Accordingly, our current and potential products may not be considered cost effective, and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. Legislation and regulations affecting reimbursement for our products may change at any time and in ways that are difficult to predict and these changes may be adverse to us. Further reductions in Medicare, Medicaid or other third-party payor reimbursements could have a negative effect on our operating results.

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

Although no single company competes with us in all of our businesses, we face substantial competition in each of our segments from international and domestic healthcare and pharmaceutical companies of all sizes. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation. Some competitors, principally large pharmaceutical companies, have greater financial, R&D and marketing resources than us. Competition may increase further as additional companies begin to enter our markets or modify their existing products to compete directly with ours. Greater financial, R&D and marketing resources may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements that may render our products obsolete or non-competitive. If our competitors develop more effective or affordable products, or achieve earlier patent protection or product commercialization than we do, our operations will likely be negatively affected.

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

The nature of producing plasma-based products may prevent us from timely responding to market forces and effectively managing our production capacity.

The production of plasma-based products is a lengthy and complex process. Efforts to increase the collection of plasma may include the construction and regulatory approval of additional plasma collection facilities, which can be a lengthy regulatory and capital intensive process. As a result, our ability to match our collection and production of plasma-based products to market demand is imprecise and may result in a failure to meet the market demand of our plasma-based products or potentially an oversupply of inventory. Failure to meet market demand for our plasma-based products may result in customers transitioning to available competitive products resulting in a loss of segment share. In the event of an oversupply we may be forced to lower the prices we charge for some of our plasma-based products, close collection and processing facilities, record asset impairment charges or take other action which may adversely affect our business, financial condition and results of operations.

If we are unable to obtain sufficient components or raw materials on a timely basis or if we experience other manufacturing difficulties, our business may be adversely affected.

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

Many of our products are difficult to manufacture. This is due to the complex nature of manufacturing pharmaceuticals, including biologics, and devices as well as the strict regulatory regime governing our manufacturing operations. Variations in the manufacturing process may result in production failures which could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals or licenses.

Some of our manufacturing facilities are located in areas that are subject to hurricanes, earthquakes or other natural disasters. Loss or damage to a manufacturing facility could adversely affect our ability to manufacture sufficient quantities of key products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences. Because of the time required to approve and license a manufacturing facility a third party manufacturer may not be available on a timely basis to replace production capacity in the event we lose manufacturing capacity due to natural disaster, regulatory action or otherwise.

If we are unable to protect our patents or other proprietary rights, or if we infringe the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.

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

We also rely on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen our competitive positions. While we protect our proprietary rights to the extent possible, we cannot guarantee that third parties will not know, discover or independently develop equivalent proprietary information or techniques, or that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets. Misappropriation or other loss of our intellectual property would have an adverse effect on our competitive position and may cause us to incur substantial litigation costs.

If our business development activities are unsuccessful, our business could suffer and our financial performance could be adversely affected.

As part of our long-term growth strategy, we are engaged in business development activities including evaluating acquisitions, joint development opportunities, technology licensing arrangements and other opportunities. These activities may result in substantial investment of the company’s resources. Our success developing products or expanding into new markets from such activities will depend on a number of factors, including our ability to find suitable opportunities for acquisition, investment or alliance; whether we are able to complete an acquisition, investment or alliance on terms that are satisfactory to us; the strength of the other company’s underlying technology, products and ability to execute its business strategies; any intellectual property and litigation related to these products or technology; and our ability to successfully integrate the acquired company, business, product, technology or research into our existing operations, including the ability to adequately fund acquired in-process research and development projects. If we are unsuccessful in our business development activities, we may be unable to meet our financial targets and our financial performance could be adversely affected.

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

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include fluctuations in currency exchange rates, changes in exchange controls, loss of business in government and public tenders that are held annually in many cases, nationalization, increasingly complex labor environments, expropriation and other governmental actions, availability of raw materials, changes in taxation, including legislative changes in United States and international taxation of income earned outside of the United States, importation limitations, export control restrictions, changes in or violations of U.S. or local laws, including the FCPA, dependence on a few government entities as customers, pricing restrictions, economic and political instability, disputes between countries, diminished or insufficient protection of intellectual property, disruption or destruction of operations in a significant geographic region — due to the location of manufacturing facilities, distribution facilities or customers — regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, or natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

We are subject to foreign currency exchange risk.

In 2010, we generated approximately 60% of our revenue outside the United States. We anticipate that revenue from outside the United States will continue to be significant. As a result, our financial results may continue to be adversely affected by fluctuations in foreign currency exchange rates. Market volatility and currency fluctuations may also reduce the benefits from our natural hedges and limit our ability to cost-effectively hedge against our foreign currency exposure. Governments may impose currency restrictions restricting our ability to manage our foreign currency exposure. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can mitigate these risks. A discussion of the financial impact of foreign exchange rate fluctuations, and the ways and extent to which we attempt to mitigate such impact, including the impact of restrictions on currency exchange imposed by the Venezuelan government, is contained under the heading “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K.

We may experience difficulties implementing our new global enterprise resource planning system.

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to accurately maintain the company’s books and records and provide information to the company’s management team important to the operation of the business. The company’s ERP has required, and will continue to require, the investment of significant human and financial resources. We may not be able to successfully implement the ERP without experiencing delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

We are subject to a number of pending lawsuits.

We are a defendant in a number of pending lawsuits, including with respect to patent and product liability matters, and could be subject to additional lawsuits in the future. See Note 11 in Item 8 of this Annual Report on Form 10-K for more information regarding these lawsuits. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In view of these uncertainties, we cannot assure that the outcome of these matters will not result in charges in excess of any established reserves, and, to the extent available, liability insurance. Protracted litigation, including any adverse outcomes, may have an adverse impact on the business, operations or financial condition of the company.

Current or worsening economic conditions may adversely affect our business and financial condition.

The company’s ability to generate cash flows from operations could be affected if there is a material decline in the demand for the company’s products, in the solvency of its customers or suppliers, or deterioration in the company’s key financial ratios or credit ratings. Current or worsening economic conditions may adversely affect our business and the business of our customers, including their ability to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, declining cash flows, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The company’s corporate offices are owned and located at One Baxter Parkway, Deerfield, Illinois 60015.

Baxter owns or has long-term leases on all of its manufacturing facilities. The company maintains 14 manufacturing facilities in the United States and its territories, including three in Puerto Rico. The company also manufactures in Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Czech Republic, Germany, India, Ireland, Italy, Japan, Malta, Mexico, the Philippines, Poland, Saudi Arabia, Singapore, Spain, Switzerland, Tunisia, Turkey and the United Kingdom. The majority of these facilities are shared by more than one of the company’s business segments. The company’s principal manufacturing facilities by segment are listed below:

Business	Location	Owned/Leased

BioScience
	Orth, Austria	Owned
	Vienna, Austria	Owned
	Lessines, Belgium	Owned

Business	Location	Owned/Leased

	Hayward, California	Leased
	Los Angeles, California	Owned
	Thousand Oaks, California	Owned
	Bohumil, Czech Republic	Owned
	Pisa, Italy	Owned
	Rieti, Italy	Owned
	Neuchatel, Switzerland	Owned
	Elstree, United Kingdom	Leased
Medication Delivery
	Mountain Home, Arkansas	Owned
	Toongabbie, Australia	Owned
	Lessines, Belgium	Owned
	Sao Paulo, Brazil	Owned
	Alliston, Canada	Owned
	Shanghai, China	Owned
	Suzhou, China	Owned
	Cali, Colombia	Owned
	Cartago, Costa Rica	Owned
	Halle, Germany	Owned
	Round Lake, Illinois	Owned
	Bloomington, Indiana	Owned/Leased(1)
	Grosotto, Italy	Owned
	Cleveland, Mississippi	Leased
	Cherry Hill, New Jersey	Owned/Leased(1)(4)
	North Cove, North Carolina	Owned
	Aibonito, Puerto Rico	Leased
	Guayama, Puerto Rico	Owned
	Jayuya, Puerto Rico	Leased
	Woodlands, Singapore	Owned/Leased(2)
	Sabinanigo, Spain	Owned
	San Vittore, Switzerland	Owned
	Thetford, United Kingdom	Owned
Renal
	Mountain Home, Arkansas	Owned
	Toongabbie, Australia	Owned
	Sao Paulo, Brazil	Owned
	Alliston, Canada	Owned
	Guangzhou, China	Owned(3)
	Suzhou, China	Owned
	Cali, Colombia	Owned
	Castlebar, Ireland	Owned
	Miyazaki, Japan	Owned
	Cuernavaca, Mexico	Owned
	North Cove, North Carolina	Owned
	Woodlands, Singapore	Owned/Leased(2)
	San Vittore, Switzerland	Owned
	Liverpool, United Kingdom	Owned

(1)	The Bloomington, Indiana and Cherry Hill, New Jersey locations include both owned and leased facilities.

(2)	Baxter owns the facility located at Woodlands, Singapore and leases the property upon which it rests.

(3)	The Guangzhou, China facility is owned by a joint venture in which Baxter owns a majority share.

(4)	The Cherry Hill, New Jersey facilities are included in the pending divestiture of the company’s U.S. generic injectables business which was announced in October 2010.

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

Item 3.	Legal Proceedings.

Incorporated by reference to Note 11 in Item 8 of this Annual Report on Form 10-K.

Item 4.	Reserved.

Executive Officers of the Registrant

Robert L. Parkinson, Jr., age 60, is Chairman and Chief Executive Officer of Baxter, having served in that capacity since April 2004. Prior to joining Baxter, Mr. Parkinson was Dean of Loyola University Chicago School of Business Administration and Graduate School of Business from 2002 to 2004. He retired from Abbott Laboratories in 2001 following a 25-year career, having served in a variety of domestic and international management and leadership positions, including as President and Chief Operating Officer. Mr. Parkinson also serves on the Board of Directors of Chicago-based Northwestern Memorial HealthCare as well as Loyola University Chicago Board of Trustees.

Phillip L. Batchelor, age 49, is Corporate Vice President, Quality, having served in that capacity since April 2010. From April 2005 to April 2010, Mr. Batchelor served as Vice President for BioScience Global Operations. Prior to that, Mr. Batchelor served in a variety of positions in quality management and manufacturing.

Michael J. Baughman, age 46, is Corporate Vice President and Controller, having served in that capacity since May 2006. Mr. Baughman joined Baxter in 2003 as Vice President of Corporate Audit and was appointed Controller in March 2005. Before joining Baxter, Mr. Baughman spent 16 years at PricewaterhouseCoopers LLP, in roles of increasing responsibility, which included audit partner and partner in the firm’s mergers and acquisitions practice.

Robert M. Davis, age 44, is Corporate Vice President and President, Medical Products, having served in that capacity since October 2010. From May 2006 to July 2010, Mr. Davis served as Corporate Vice President and Chief Financial Officer and from July to October 2010, he was Corporate Vice President and President, Renal. Prior to joining Baxter as Treasurer in 2004, Mr. Davis was with Eli Lilly and Company from 1990.

J. Michael Gatling, age 61, is Corporate Vice President, Manufacturing, having served in that capacity since December 1996. Mr. Gatling is also responsible for the supply chain and environment, health and safety functions.

Ludwig N. Hantson, Ph.D., age 48, is Corporate Vice President and President, BioScience, having served in that capacity since October 2010. Dr. Hantson joined Baxter in May 2010 as Corporate Vice President and President, International. From 2001 to May 2010, Dr. Hantson held various positions at Novartis

Pharmaceuticals Corporation, the most recent of which was Chief Executive Officer, Pharma North America. Prior to Novartis, Dr. Hantson spent 13 years with Johnson & Johnson in roles of increasing responsibility in marketing and clinical research and development.

Robert J. Hombach, age 45, is Corporate Vice President, Chief Financial Officer and Treasurer, having served in that capacity since July 2010. From February 2007 to July 2010, Mr. Hombach served as Corporate Vice President and Treasurer and from December 2004 to February 2007, he was Vice President of Finance, Europe. Prior to that, Mr. Hombach served in a number of finance positions with increasing responsibility in the planning, manufacturing, operations and treasury areas.

Jeanne K. Mason, Ph.D., age 55, is Corporate Vice President, Human Resources. Prior to joining Baxter in May 2006, Dr. Mason was with General Electric from 1988, holding various leadership positions, the most recent of which was with GE Insurance Solutions, a primary insurance and reinsurance business, where she was responsible for global human resource functions.

Norbert G. Riedel, Ph.D., age 53, is Corporate Vice President and Chief Scientific Officer, having served in that capacity since May 2001. From 1998 to 2001, he served as President of the recombinant business unit of BioScience. Prior to joining Baxter, Dr. Riedel was head of worldwide biotechnology and worldwide core research functions at Hoechst Marion Roussel, now Sanofi-Aventis.

David P. Scharf, age 43, is Corporate Vice President and General Counsel, having served in that capacity since August 2009. Mr. Scharf joined Baxter in July 2005 and served in a number of positions, including Deputy General Counsel and Corporate Secretary. Prior to joining Baxter, Mr. Scharf was with Guidant Corporation from 2002, in roles of increasing responsibility.

All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table includes information about the company’s common stock repurchases during the three-month period ended December 31, 2010.

Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of Shares	Value of Shares
	Total Number of		Purchased as Part of	that may yet be
	Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased(1)	Paid per Share	Programs(1)	Programs(1)(2)

October 1, 2010 through October 31, 2010	—	—	—
November 1, 2010 through November 30, 2010	2,340,200	$51.28	2,340,200
December 1, 2010 through December 31, 2010	1,189,100	$50.45	1,189,100

Total	3,529,300	$51.00	3,529,300	$2,996,598,697

(1)	In July 2009, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. During the fourth quarter of 2010, the company repurchased 3.5 million shares for $180 million under this program. The remaining authorization under this program totaled approximately $500 million at December 31, 2010. This program does not have an expiration date.

(2)	In December 2010, the company announced that its board of directors authorized the company to repurchase up to $2.5 billion of its common stock on the open market or in private transactions. No shares had been repurchased under this authorization as of December 31, 2010. This program does not have an expiration date.

Additional information required by this item is incorporated by reference to Note 13 in Item 8 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

as of or for the years ended December 31		2010[1,6]	2009[2,6]	2008[3,6]	2007[4,6]	2006[5,6]

Operating Results	Net sales	$12,843	12,562	12,348	11,263	10,378
(in millions)	Income from continuing operations attributable to Baxter[7]	$1,420	2,205	2,014	1,707	1,398
	Depreciation and amortization	$685	638	631	581	575
	Research and development expenses	$915	917	868	760	614

Balance Sheet and	Capital expenditures	$963	1,014	954	692	526
Cash Flow Information	Total assets	$17,489	17,354	15,405	15,294	14,686
(in millions)	Long-term debt and lease obligations	$4,363	3,440	3,362	2,664	2,567

Common Stock Information	Average number of common shares outstanding (in millions)[8]	590	607	625	644	651
	Income from continuing operations attributable to Baxter per common share
	Basic	$2.41	3.63	3.22	2.65	2.15
	Diluted	$2.39	3.59	3.16	2.61	2.13
	Cash dividends declared per common share	$1.180	1.070	0.913	0.720	0.582
	Year-end market price per common share	$50.62	58.68	53.59	58.05	46.39

Other Information	Total shareholder return[9]	(11.6%)	11.6%	(6.3%)	26.8%	24.8%
	Common shareholders of record at year-end	43,715	48,286	48,492	47,661	49,097

[1]	Income from continuing operations attributable to Baxter included a $588 million charge related to the recall of infusion pumps from the U.S. market and other actions the company is undertaking outside the United States. The charge impacted net sales by $213 million. Income from continuing operations attributable to Baxter also included a $257 million business optimization charge, a $112 million impairment charge associated with the company’s agreement to divest its U.S. generic injectables business, a $62 million litigation-related charge, a $39 million charge to write off a deferred tax asset, acquired in-process research and development (IPR&D) charges of $34 million and a $28 million charge to write down accounts receivable in Greece.

[2]	Income from continuing operations attributable to Baxter included a $79 million business optimization charge, an impairment charge of $54 million and a charge of $27 million relating to infusion pumps.

[3]	Income from continuing operations attributable to Baxter included charges of $125 million relating to infusion pumps, an impairment charge of $31 million and charges totaling $19 million relating to IPR&D.

[4]	Income from continuing operations attributable to Baxter included a restructuring charge of $70 million, a charge of $56 million relating to litigation and IPR&D charges of $61 million.

[5]	Income from continuing operations attributable to Baxter included a charge of $76 million relating to infusion pumps.

[6]	Refer to the notes to the consolidated financial statements for information regarding other charges and income items.

[7]	Excludes income from continuing operations attributable to noncontrolling interests of $7 million, $10 million, $11 million, $14 million and $14 million for 2010, 2009, 2008, 2007 and 2006, respectively.

[8]	Excludes common stock equivalents.

[9]	Represents the total of (decline) appreciation in market price plus cash dividends declared on common shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following commentary should be read in conjunction with the consolidated financial statements and accompanying notes.

EXECUTIVE OVERVIEW

Description of the Company and Business Segments
Baxter International Inc. (Baxter or the company), through its subsidiaries, develops, manufactures and markets products that save and sustain the lives of people with hemophilia, immune disorders, infectious diseases, kidney disease, trauma, and other chronic and acute medical conditions. As a global, diversified healthcare company, Baxter applies a unique combination of expertise in medical devices, pharmaceuticals and biotechnology to create products that advance patient care worldwide. The company operates in three segments. BioScience processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; products for regenerative medicine, such as biosurgery products; and select vaccines. Medication Delivery manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics, as well as provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In October 2010, the company entered into an agreement to divest its U.S. generic injectables business. Refer to Note 3 for further information regarding this divestiture. Renal provides products to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis (PD), a home-based therapy, and also distributes products for hemodialysis (HD), which is generally conducted in a hospital or clinic. In October 2010, the company announced the formation of a new Medical Products business, combining the company’s Medication Delivery and Renal businesses into a single global business unit.

Baxter has approximately 48,000 employees and conducts business in over 100 countries. The company generates approximately 60% of its revenues outside the United States, and maintains over 50 manufacturing facilities and over 100 distribution facilities in the United States, Europe, Asia-Pacific, Latin America and Canada.

Financial Results
Baxter faced a number of significant challenges in 2010, including the impact of the global economic environment, healthcare reform in the United States and abroad, and dynamics in the plasma proteins market. While these challenges negatively impacted the company’s sales growth and profitability, Baxter delivered solid financial results and executed on key commercial, operational and organizational strategies in 2010.

Baxter’s global net sales totaled $12.8 billion in 2010, an increase of 2% over 2009, including a favorable foreign currency impact of 1 percentage point. International sales totaled $7.6 billion, an increase of 5% over 2009, including a favorable foreign currency impact of 2 percentage points.

Baxter’s net income for 2010 totaled $1.4 billion, or $2.39 per diluted share, compared to $2.2 billion, or $3.59 per diluted share, in the prior year. Net income in 2010 included after-tax asset impairment, business optimization, litigation-related, in-process research and development (IPR&D) and other charges which reduced net sales by $213 million and net income by $946 million, or $1.59 per diluted share. Net income in 2009 included after-tax impairment, business optimization and other charges which reduced net income by $125 million, or $0.21 per diluted share. On an adjusted basis, excluding these special charges in both years, Baxter’s net income in 2010 was $2.4 billion, which represents an increase of 2% from $2.3 billion in 2009, while earnings per diluted share of $3.98 increased 5% from $3.80 in 2009. Adjusted net income and adjusted earnings per share, each excluding special items, are non-GAAP (generally accepted accounting principles) financial measures. The company believes that these non-GAAP measures may provide a more complete understanding of the company’s operations and may facilitate a fuller analysis of the company’s results of operations, particularly in evaluating performance from one period to another.

Significant items impacting the company’s results in 2010 included a $588 million pre-tax charge associated with the recall of the company’s COLLEAGUE infusion pumps from the U.S. market and other actions the company is undertaking outside of the United States, with $213 million recorded as a reduction of net sales and $375 million in cost of sales. This charge primarily reflected the costs associated with the execution of the final order issued in July 2010 by the U.S. Food and Drug Administration (FDA), which allows Baxter to offer replacement infusion pumps or monetary consideration to owners of COLLEAGUE pumps. Under the replacement option, customers may receive Spectrum infusion pumps manufactured by Sigma International General Medical Apparatus, LLC (SIGMA), a company in which Baxter has an equity stake. Net income in 2009 also included a $27 million pre-tax charge primarily related to planned retirement costs associated with the SYNDEO PCA Syringe Pump.

Also impacting the company’s results were costs associated with the company’s execution of certain strategies to optimize its business portfolio and organizational structure, including the following.

•	The company entered into a definitive agreement to divest its U.S. generic injectables business. The determination to divest this business was based on the company’s strategic decision to redirect resources toward its proprietary, enhanced packaging offerings and formulation technologies, consistent with the company’s focus on product differentiation. As a result of the divestiture agreement, the company recorded a pre-tax impairment charge of $112 million in 2010.

•	The company took actions to optimize its overall cost structure on a global basis, including streamlining its international operations, rationalizing its manufacturing facilities and enhancing its general and administrative infrastructure. The company recorded a pre-tax charge of $257 million in 2010 related to these actions. The company also recorded a business optimization charge of $79 million in 2009.

The company also recorded pre-tax charges in 2010 of $62 million related to litigation, $34 million related to IPR&D, $28 million to write down accounts receivable in Greece, and $39 million to write off a deferred tax asset as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program. In 2009, the company recorded a pre-tax impairment charge of $54 million associated with the discontinuation of the company’s SOLOMIX drug delivery system in development.

Baxter’s financial results included research and development (R&D) expenses totaling $915 million in 2010. This significant investment in R&D reflects the company’s efforts to enhance future growth through clinical differentiation, including the broadening of its hemophilia portfolio with continued innovation; exploration of alternative routes of administration of GAMMAGARD LIQUID (marketed as KIOVIG in most markets outside the United States), the liquid formulation of the company’s antibody replacement therapy, IGIV (immune globulin intravenous); and the development of home HD therapy. During the year, the company advanced a number of Phase III clinical trials and numerous earlier stage clinical trials of therapies that have the potential to impact the treatment and delivery of care for chronic diseases like Alzheimer’s disease, hemophilia, end-stage renal disease and immune deficiencies.

The company’s financial position remains strong, with cash flows from operations totaling $3.0 billion in 2010, a record level for the company, driven by strong working capital management. The company has continued to execute on its disciplined capital allocation framework, which was designed to optimize shareholder value creation through targeted investments in working capital and capital investments, share repurchases and dividends, and acquisitions and other business development initiatives to accelerate the company’s growth.

Capital investments totaled $963 million in 2010 as the company continues to invest in capacity across its businesses to support future growth. In addition, these investments were focused on projects that enhance the company’s cost structure and manufacturing capabilities, particularly as they relate to the company’s nutritional, anesthesia and PD products, as well as plasma and recombinant manufacturing platforms. A significant portion of the company’s investment in capital expenditures supports the company’s strategy of geographic expansion with select investments in growing markets. In addition, the company continues to invest to support the company’s ongoing strategic focus on R&D with the expansion of research facilities, manufacturing sites and laboratories.

The company also continued to return value to its shareholders in the form of share repurchases and dividends. During 2010, the company repurchased 30 million shares of common stock for $1.5 billion, and paid cash dividends to its shareholders totaling $688 million. Since 2007, the company has consistently raised the quarterly dividend rate, with increases of 20% in 2008, 12% in 2009 and 7% in 2010.

The company’s strong financial position also enabled several business development initiatives in 2010, including the following:

•	The acquisition of ApaTech Limited (ApaTech), a U.K.-based orthobiologics company and leader in the research and development of bone graft technologies, which includes ACTIFUSE, a synthetic bone graft material enabling the company’s entry in the bone fusion market;

•	The completion of an agreement with Takeda Pharmaceutical Company Limited to jointly pursue development and licensure of an H5N1 influenza vaccine in Japan;

•	The acquisition and licensing of the hemophilia-related intellectual property and other assets of Archemix Corp. (Archemix), including the lead product within the agreement, ARC19499, a synthetic subcutaneously-administered hemophilia therapy currently in a Phase I trial in the United Kingdom; and

•	The acquisition of exclusive distribution and licensing rights in the United States, Australia, New Zealand and Canada to GLASSIA [Alpha1-Proteinase Inhibitor (Human)], the first ready-to-use liquid alpha1-proteinase inhibitor used to treat alpha-1 antitrypsin deficiency, as a result of an agreement with Kamada Ltd. (Kamada).

Strategic Objectives
Baxter is focusing on several key objectives to successfully execute its long-term strategy to achieve sustainable growth and deliver shareholder value. Baxter’s diversified healthcare model, its broad portfolio of products that treat life-threatening acute or chronic conditions, and its global presence are core components of the company’s strategy to achieve these objectives. R&D innovation and scientific productivity will continue to be a key strategic priority. In 2011, the company will continue to invest in its R&D pipeline while enhancing the prioritization and management of R&D projects, ensuring that R&D expenditures match business growth strategies and leveraging the company’s core strengths to expand into new therapeutic areas.

In 2011, Baxter launched a global, multi-year business transformation initiative, with the goal of strengthening the company’s focus on disciplined innovation, commercial effectiveness, operational excellence, organizational effectiveness and accelerated growth. As part of this initiative, the company will seek opportunities to maximize its deployment of sales and marketing resources, and re-engineer certain global systems and processes, including quality, regulatory and financial systems, as the company reinvigorates its commitment to continuous improvement. The company also plans to pursue accelerated growth by fully capitalizing on Baxter’s diversified healthcare model in its business development opportunities, including acquisitions, collaborations and alliances. Through continued innovation, investment and collaboration, Baxter seeks to advance new therapies, improve the safety and cost-effectiveness of treatments and expand access to care.

The company’s ability to sustain long-term growth and successfully execute the strategies discussed above depends in part on the company’s ability to manage within an increasingly competitive and regulated environment and to address the other risk factors described in Item 1A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net Sales

				Percent change
years ended December 31 (in millions)	2010	2009	2008	2010		2009

BioScience	$5,640	$5,573	$5,308	1%		5%
Medication Delivery	4,768	4,649	4,560	3%		2%
Renal	2,389	2,266	2,306	5%		(2%	)
Transition services to Fenwal Inc.	46	74	174	(38%	)	(57%	)

Total net sales	$12,843	$12,562	$12,348	2%		2%

				Percent change
years ended December 31 (in millions)	2010	2009	2008	2010		2009

United States	$5,264	$5,317	$5,044	(1%	)	5%
International	7,579	7,245	7,304	5%		(1%	)

Total net sales	$12,843	$12,562	$12,348	2%		2%

Foreign currency favorably impacted net sales by 1 percentage point in 2010, as the impact of the strengthening of the U.S. Dollar relative to the Euro was more than offset by the weakening of the U.S. Dollar relative to other currencies, including the Australian Dollar, the Canadian Dollar and the Japanese Yen. Foreign currency unfavorably impacted net sales by 5 percentage points in 2009 due to the strengthening of the U.S. Dollar relative to other currencies, including the Euro and the British Pound.

Total net sales growth in 2010 was unfavorably impacted by 2 percentage points due to the COLLEAGUE infusion pump charge, which reduced net sales in the Medication Delivery segment by $213 million. Refer to Note 5 for further information regarding this charge. In addition, healthcare reform unfavorably impacted sales growth in 2010 by approximately 0.5 percentage points. Healthcare reform legislation enacted in the United States in the first quarter of 2010 increased Medicaid rebates and expanded the 340B Drug Pricing Program, primarily impacting the Recombinants, Plasma Proteins and Antibody Therapy product categories in the BioScience segment. Similar reform actions undertaken by governments outside the United States also unfavorably impacted sales growth.

BioScience  The following is a summary of sales by product category in the BioScience segment.

				Percent change
years ended December 31 (in millions)	2010	2009	2008	2010		2009

Recombinants	$2,095	$2,058	$1,966	2%		5%
Plasma Proteins	1,368	1,338	1,219	2%		10%
Antibody Therapy	1,354	1,368	1,217	(1%	)	12%
Regenerative Medicine	527	442	408	19%		8%
Other	296	367	498	(19%	)	(26%	)

Total net sales	$5,640	$5,573	$5,308	1%		5%

Net sales in the BioScience segment increased 1% and 5% in 2010 and 2009, respectively (with no impact from foreign currency in 2010 and an unfavorable foreign currency impact of 5 percentage points in 2009). Sales growth in the BioScience segment in both years was driven by increased demand across a majority of the product categories. The principal drivers were the following:

•	Sales growth in the Recombinants product category in both 2010 and 2009 was the result of the continued adoption of the company’s advanced recombinant therapy, ADVATE [Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method]. In 2010, this growth was partially offset by lower tender sales in the United Kingdom and a reduction in distributor inventory levels in the United States.

•	In the Plasma Proteins product category, sales growth in both years was driven by strong international demand for FEIBA (an anti-inhibitor coagulant complex) and continued market penetration in the United States of ARALAST NP [Alpha 1-Proteinase Inhibitor (Human)]. Partially offsetting this growth in 2010 were a reduction in international sales of plasma-derived factor VIII and lower U.S. sales of albumin. In 2009, strong demand for plasma-derived factor VIII and improved pricing and increased demand for albumin contributed to sales growth.

•	In the Antibody Therapy product line, strong sales growth in 2009 was driven by improved pricing and increased demand for GAMMAGARD LIQUID therapy. In 2010, sales in this product line were unfavorably impacted by market share loss versus the prior year and pricing actions the company took during the year, offset by increased sales due to a competitor being out of the market in the fourth quarter. Sales were also unfavorably impacted by the termination of a distribution agreement for WinRho® SDF [Rho(D) Immune Globulin Intravenous (Human)] effective July 1, 2010 and healthcare reform.

•	In the Regenerative Medicine product category, sales growth in 2010 was driven by sales of ACTIFUSE as a result of the company’s first quarter acquisition of ApaTech. Also significantly contributing to the sales growth in this product category in both years was increased demand for the company’s fibrin sealant product, FLOSEAL. Refer to Note 4 for additional information regarding the ApaTech acquisition.

•	The sales decline in the Other product category in both years was primarily due to lower international sales of FSME-IMMUN (a tick-borne encephalitis vaccine) and NEISVAC-C (for the prevention of meningitis C).

Medication Delivery  The following is a summary of sales by product category in the Medication Delivery segment.

				Percent change
years ended December 31 (in millions)	2010	2009	2008	2010		2009

IV Therapies	$1,678	$1,562	$1,575	7%		(1%	)
Global Injectables	1,891	1,701	1,584	11%		7%
Infusion Systems	655	858	906	(24%	)	(5%	)
Anesthesia	525	492	464	7%		6%
Other	19	36	31	47%		16%

Total net sales	$4,768	$4,649	$4,560	3%		2%

Net sales in the Medication Delivery segment increased 3% and 2% in 2010 and 2009, respectively (with a favorable foreign currency impact of 2 percentage points in 2010 and an unfavorable foreign currency impact of 5 percentage points in 2009). The principal drivers were the following:

•	In the IV Therapies product line, sales growth in 2010 was driven by improved pricing and increased demand for IV solutions and nutritional products. Contributing to growth were market share gains in the United States, partially as a result of competitor supply issues. In 2009, the unfavorable impact of foreign currency more than offset organic sales growth due to increased demand, particularly in international markets, and improved pricing in the United States.

•	In 2010, sales growth in the Global Injectables product line was driven by strong sales of certain enhanced packaging products. Also contributing to sales growth in both years were sales of select multi-source generic products, as well as growth in the company’s international pharmacy compounding and U.S. pharmaceutical partnering businesses. In October 2010, the company entered into an agreement to divest its U.S. generic injectables business. Refer to Note 3 for further information regarding this divestiture.

•	The sales decline in the Infusion Systems product line in 2010 was principally due to the $213 million charge against sales related to the recall of the COLLEAGUE infusion pump. Also contributing to the sales decline in both years were lower sales of disposable tubing sets used in the administration of IV solutions and COLLEAGUE infusion pumps, partially offset by increased sales of SIGMA Spectrum infusion pumps. Refer to Note 5 for further information on the COLLEAGUE infusion pump charge.

•	Growth in both 2010 and 2009 in the Anesthesia product line was driven by increased sales of sevoflurane and SUPRANE (desflurane). The company continues to benefit from its position as the only global supplier of all three modern inhaled anesthetics (SUPRANE, sevoflurane and isoflurane).

Renal  The following is a summary of sales by product category in the Renal segment.

				Percent change
years ended December 31 (in millions)	2010	2009	2008	2010	2009

PD Therapy	$1,955	$1,856	$1,862	5%	—
HD Therapy	434	410	444	6%	(8%	)

Total net sales	$2,389	$2,266	$2,306	5%	(2%	)

Net sales in the Renal segment increased 5% in 2010 and decreased 2% in 2009 (with a favorable foreign currency impact of 3 percentage points in 2010 and an unfavorable foreign currency impact of 6 percentage points in 2009). The principal drivers were the following:

•	Net sales in the PD Therapy product line grew in 2010 as the result of gains in the number of PD patients in the United States, Latin America and Asia, with particularly strong patient growth in China. Penetration of PD Therapy products continues to be strong in emerging markets where many people with end-stage renal disease have historically been under-treated. In 2009, sales growth from PD patient gains was more than offset by the unfavorable impact of foreign currency.

•	In the HD Therapy product line, sales growth in 2010 was driven by international sales related to the company’s 2009 acquisition of Edwards Lifesciences Corporation, also known as Continuous Renal Replacement Therapy (Edwards CRRT). In 2009, sales growth related to the Edwards CRRT acquisition was more than offset by the unfavorable impact of foreign currency and lower saline sales. Refer to Note 4 for additional information regarding the acquisition of Edwards CRRT.

Transition Services to Fenwal Inc.  Net sales in this category represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal Inc. (Fenwal) subsequent to the divestiture of the Transfusion Therapies (TT) business in February 2007. Revenues declined in 2010 and 2009 as Baxter provided less transition services to Fenwal. See Note 3 for additional information regarding the TT business divestiture.

Gross Margin and Expense Ratios

years ended December 31 (as a percent of net sales)	2010	2009	2008

Gross margin	46.4%	51.9%	49.6%
Marketing and administrative expenses	22.6%	21.7%	21.8%

Gross Margin
Gross margin declined in 2010 and increased in 2009. Included in the company’s gross margin percentages were the unfavorable impact of infusion pump charges and costs totaling $588 million (of which $375 million was recorded to cost of sales), $27 million and $125 million in 2010, 2009 and 2008, respectively, and the 2010 and 2009 business optimization charges, of which $132 million and $30 million were recorded in cost of sales in 2010 and 2009, respectively. These charges unfavorably impacted the gross margin by 4.7, 0.5 and 1.1 percentage points in 2010, 2009 and 2008, respectively. Refer to Note 5 for additional information on these charges and costs.

Also unfavorably impacting the gross margin percentage in 2010 were lower prices for certain plasma protein (including Antibody Therapy) products, cost inefficiencies driven by lower volume throughput for plasma-based therapies and vaccines, lower sales of high margin vaccines, increased inventory reserves and healthcare reform in the United States and abroad. These items were partially offset by improved sales mix across other product lines, as well as a benefit from foreign currency.

The increase in gross margin in 2009 was principally driven by improvements in sales mix across all three segments, manufacturing cost and yield improvements, as well as improved pricing for select products. Contributing to the gross margin improvement was the continued customer conversion to ADVATE therapy; increased demand and improved pricing for GAMMAGARD LIQUID therapy and certain other plasma protein and nutritional products; and increased demand for IV solutions, global injectables and anesthesia products. Partially offsetting the gross margin improvement was the unfavorable impact of lower FSME-IMMUN vaccine revenues.

Marketing and Administrative Expenses
The marketing and administrative expense ratio increased in 2010 and declined in 2009. The increase in the marketing and administrative expense ratio in 2010 was driven by the $588 million COLLEAGUE infusion pump charge (of which $213 million was recorded to sales), the $257 million business optimization charge (of which $125 million was recorded in marketing and administrative expenses), and a $28 million charge to write down accounts receivable in Greece. These charges unfavorably impacted the marketing and administrative expense ratio by 1.5 percentage points in 2010.

The ratio in both years was favorably impacted by leverage from higher sales and the company’s continued focus on controlling discretionary spending, partially offset by increased spending relating to certain sales and promotional programs. Also impacting the marketing and administrative expense ratio in 2009 was the unfavorable impact of foreign currency and the $79 million business optimization charge (of which $49 million was recorded in marketing and administrative expenses), which increased the marketing and administrative expense ratio by 0.3 percentage points in 2009.

Refer to Note 1 for further information regarding the Greece receivable charge and Note 5 for further information about the COLLEAGUE infusion pump charge and the 2010 and 2009 business optimization charges.

Pension Plan Costs
Fluctuations in pension plan costs impacted the company’s gross margin and expense ratios. Pension plan costs increased $15 million in 2010 and $18 million in 2009, as detailed in Note 9. The $15 million increase in 2010 was principally due to lower interest rates used to discount the plans’ projected benefit obligations and an increase in loss amortization, partially offset by the impact of $350 million of cash contributions made to the pension plan in the United States in 2010. The $18 million increase in 2009 was principally due to an increase in loss amortization related to asset performance and demographic experience, partially offset by the impact of the company’s contributions to its pension plans and higher interest rates used to discount the plans’ projected benefit obligations as compared to the prior year.

Costs of the company’s pension plans are expected to increase from $170 million in 2010 to approximately $220 million in 2011, principally due to lower interest rates used to discount the plans’ projected benefit obligations, a decrease in the expected return on plan assets assumption, and an increase in loss amortization, partially offset by the impact of $150 million of discretionary cash contributions made to the pension plan in the United States in January 2011. Refer to Note 9 for further information on the funding of pension plans. For the domestic plans, the discount rate will decrease to 5.45% from 6.05% and the expected return on plan assets will decrease to 8.25% from 8.5% for 2011.

Research and Development

				Percent change
years ended December 31 (in millions)	2010	2009	2008	2010	2009

Research and development expenses	$915	$917	$868	—	6%
as a percent of net sales	7.1%	7.3%	7.0%

R&D expenses decreased slightly in 2010 and increased in 2009. The reduction in R&D expenses in 2010 was due to the completion of clinical work on late-stage programs, lower milestone payments to partners and efforts to reposition projects to gain organizational efficiencies. The company continues to invest in all key R&D programs across the product pipeline. The increase in 2009 reflected the company’s continued focus on innovation and investments across its business portfolio to advance and expand its product pipeline. Foreign currency had an unfavorable impact on R&D expense growth in 2010 and a favorable impact in 2009.

R&D expenses in 2010 included IPR&D charges totaling $34 million, principally related to the licensing and acquisition of the hemophilia-related intellectual property and other assets of Archemix. Refer to Note 4 for more information regarding this transaction. R&D expenses in 2008 included IPR&D charges totaling $19 million, principally related to an in-licensing agreement with Innocoll Pharmaceuticals Ltd. (Innocoll).

The company’s investments in R&D reflect its efforts to enhance future growth through clinical differentiation, including broadening the hemophilia portfolio with continued innovation, exploring alternative routes of administration of GAMMAGARD LIQUID, and developing a home hemodialysis system. Key developments in 2010 included the following R&D milestones, product approvals and product launches:

•	FDA approval of TachoSil® (Absorbable Fibrin Sealant Patch) for use as an adjunct to hemostasis in cardiovascular surgery, the only adjunctive hemostatic agent available in the United States that combines a collagen patch with a coating of human coagulation factors;

•	Expansion of the launch of OLIMEL, the triple-chamber container system for parenteral nutrition, throughout Europe, and the launch of ADVATE in Brazil;

•	Approval in Austria and the Czech Republic for PREFLUCEL, the vaccine which uses the company’s Vero cell culture platform and was shown to be effective in preventing seasonal influenza and indicated for prophylaxis of influenza in adults and the elderly;

•	FDA approval of the Investigational Device Exemption (IDE) application for a home hemodialysis system, developed through collaboration between DEKA Research and Development Corp., HHD LLC and DEKA Products Limited Partnership (collectively, DEKA) and the company, allowing the company to initiate a clinical study in patients undergoing hemodialysis therapy;

•	Receipt of promising results of an eighteen-month Phase II trial of GAMMAGARD LIQUID and GAMMAGARD S/D (Immune Globulin Intravenous) in treating mild-to-moderate Alzheimer’s disease;

•	Completion of a Phase III clinical trial of GAMMAGARD LIQUID with ENHANZE (HyQ), providing antibody replacement with an immune globulin therapy combined with recombinant human hyaluronidase to increase the subcutaneous spreading and absorption of immune globulin for patients with primary immune deficiency;

•	Completion of Phase II trials of CD34, a product that demonstrated significant benefit in pain reduction and exercise capacity in patients with Chronic Myocardial Ischemia, a narrowing of the coronary arteries as a result of atherosclerosis; the Phase II trials also indicated a significant reduction in amputation rates for patients with Critical Limb Ischemia, a severe arterial obstruction of blood flow to the extremities;

•	Completion of a Phase III trial evaluating TISSEEL (Fibrin Sealant) as a hemostatic agent in vascular surgery, and filing for regulatory approval for ARTISS [(Fibrin Sealant (Human)] for use in facial surgery in the United States; and

•	Receipt of interim data from a Phase I clinical study of recombinant von Willebrand factor indicating it may be safe and well tolerated in patients with type 3 and severe type 1 von Willebrand disease.

Net Interest Expense
Net interest expense decreased $11 million in 2010, principally due to an increase in interest income. Net interest expense increased $22 million in 2009, principally due to the impact of lower interest rates on interest income. Also contributing to the increase in net interest expense in 2009 was the impact of a higher average net debt balance due to the February 2009 issuance of $350 million of senior unsecured notes due in 2014 and the August 2009 issuance of $500 million of senior unsecured notes due in 2019. Refer to Note 2 for a summary of the components of net interest expense for the three years ended December 31, 2010.

Other Expense, Net
Other expense, net was $159 million in 2010, $45 million in 2009 and $26 million in 2008. Refer to Note 2 for a table that details the components of other expense, net for the three years ended December 31, 2010. Other expense, net in each year included amounts relating to equity method investments and foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency.

Included in other expense, net in 2010 was an impairment charge of $112 million associated with the company’s agreement to divest its U.S. generic injectables business and a charge of $62 million associated with litigation related to the company’s 2008 recall of its heparin sodium injection products in the United States. In 2009, other expense, net included a charge of $54 million associated with the discontinuation of the company’s SOLOMIX drug delivery system in development. In 2008, other expense, net included a charge of $31 million associated with the discontinuation of the company’s CLEARSHOT pre-filled syringe program. Refer to Note 2 for further information on the litigation-related, SOLOMIX and CLEARSHOT charges.

Pre-Tax Income
Refer to Note 12 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience  Pre-tax income decreased 2% in 2010 and increased 5% in 2009. Sales growth for select higher-margin products in 2010 was more than offset by pricing pressures for certain plasma protein (including Antibody Therapy) products, manufacturing cost inefficiencies for plasma-based therapies and vaccines, the impact of healthcare reform and increased inventory reserves. Also contributing to the decline in pre-tax income was an expansion of certain sales resources and increased spending on new marketing and promotional programs.

The primary drivers of the increase in pre-tax income in 2009 were continued gross margin expansion driven by strong sales of higher-margin products, fueled principally by the continued customer adoption of ADVATE therapy and increased demand and improved pricing for GAMMAGARD LIQUID therapy and certain other plasma protein products, as well as continued manufacturing improvements. Partially offsetting the growth in 2009 was increased R&D spending, the unfavorable impact of lower FSME-IMMUN vaccine sales and the unfavorable impact of foreign currency.

Medication Delivery  Pre-tax income decreased 59% in 2010 and increased 28% in 2009. The decrease in 2010 was due to a $588 million COLLEAGUE infusion pump charge, an impairment charge of $112 million associated with the company’s agreement to divest its U.S. generic injectables business and a charge of $62 million associated with litigation related to the company’s 2008 recall of its heparin sodium injection products in the United States. Partially offsetting the negative impact of these charges were sales growth across multiple product categories, gross margin improvements, a reduction in R&D spending due to optimization efforts and the favorable impact of foreign currency.

Included in pre-tax income in 2009 and 2008 were $27 million and $125 million, respectively, of charges and other costs relating to the COLLEAGUE and SYNDEO infusion pumps. Also included in pre-tax income was a $54 million charge in 2009 related to the discontinuation of the company’s SOLOMIX drug delivery system in development and a $31 million charge in 2008 related to the discontinuation of the CLEARSHOT pre-filled syringe program. Aside from the impact of these items, pre-tax earnings in 2009 benefited from gross margin improvements resulting from favorable product mix, principally from increased sales of IV solutions, global injectables, anesthesia and nutritional products. Foreign currency had an unfavorable impact on growth in 2009.

Refer to Note 3 for further information on the U.S. generic injectables business impairment charge, Note 5 for further information on the infusion pump charges and Note 2 for further information on the litigation-related charge.

Renal  Pre-tax income increased 15% in 2010 and decreased 4% in 2009. The increase in 2010 was primarily due to continued growth of PD Therapy patients, partially offset by an inventory impairment charge due to manufacturing issues with certain PD solutions at the company’s Castlebar, Ireland facility. R&D spending in the Renal segment increased in both years, driven by costs associated with the development of a home hemodialysis system.

Other  Certain income and expense amounts are not allocated to a segment. These amounts are detailed in the table in Note 12 and include net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, income and expense related to certain non-strategic investments, certain employee benefit plan costs, certain nonrecurring gains and losses, certain charges (such as the Greece receivables, business optimization and certain IPR&D charges), and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal.

Refer to the previous discussions for further information regarding net interest expense, the Greece receivables, business optimization and IPR&D charges, and Note 8 for further information regarding stock compensation expense.

Income Taxes
Effective Income Tax Rate
The effective income tax rate was 25% in 2010, 19% in 2009 and 18% in 2008. The company anticipates that the effective income tax rate, calculated in accordance with GAAP, will be approximately 20.5% to 21.5% in 2011, excluding any impact from additional audit developments or other special items.

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

2010
The increase in the effective tax rate in 2010 was principally due to a $588 million charge related to the recall of COLLEAGUE infusion pumps from the U.S. market for which there was no tax benefit recognized, a $39 million write-off of a deferred tax asset as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation enacted in the United States, a charge related to contingent tax matters, and $34 million of IPR&D charges for which the tax benefit was lower than the U.S. statutory rate. These items were partially offset by the tax benefits from the U.S. generic injectables business impairment charge, the business optimization charge and a charge related to litigation associated with the company’s 2008 recall of its heparin sodium injection products in the United States, in addition to a change in the earnings mix from higher tax to lower tax rate jurisdictions compared to the prior year period.

2009
The effective tax rate for 2009 was impacted by greater income in jurisdictions with higher tax rates, partially offset by $51 million of income tax benefit from the use of foreign tax losses.

2008
The effective tax rate for 2008 was impacted by $29 million of valuation allowance reductions on net operating loss carryforwards in foreign jurisdictions due to profitability improvements, $8 million of income tax benefit related to the extension of R&D tax credits in the United States and $14 million of additional U.S. income tax expense related to foreign earnings which were no longer considered indefinitely reinvested outside of the United States because the company planned to remit these earnings to the United States in the foreseeable future.

Uncertain Tax Positions
Baxter expects to reduce the amount of its liability for uncertain tax positions within the next 12 months by approximately $280 million due principally to the resolution of certain multi-jurisdictional transfer pricing issues and the expiration of certain statutes of limitation. While the final outcome of these matters is inherently uncertain, the company believes it has made adequate tax provisions for all years subject to examination.

Income and Earnings per Diluted Share Amounts
Net income attributable to Baxter was $1.4 billion in 2010, $2.2 billion in 2009 and $2.0 billion in 2008. The corresponding net earnings per diluted share were $2.39 in 2010, $3.59 in 2009 and $3.16 in 2008. The significant factors and events causing the net changes from 2009 to 2010 and from 2008 to 2009 are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations
Cash flows from operations increased in both 2010 and 2009, totaling $3.0 billion in 2010, $2.9 billion in 2009 and $2.5 billion in 2008. The increases in cash flows in 2010 and 2009 were primarily due to higher earnings (before non-cash items) and the other factors discussed below.

Accounts Receivable
Cash flows relating to accounts receivable increased in 2010 and decreased in 2009. Days sales outstanding increased from 51.2 days at December 31, 2009 to 52.5 days at December 31, 2010, primarily due to longer collection periods in certain international markets and the geographic mix of sales. Days sales outstanding in the United States were less than 30 days. The decrease in cash flows in 2009 was primarily due to the geographic mix of sales, an increase in collection periods in certain international locations and a decrease in factoring of receivables, partially offset by improved collection periods in the United States.

Inventories
Cash flows from inventories improved in both 2010 and 2009. The following is a summary of inventories at December 31, 2010 and 2009, as well as inventory turns by segment for 2010, 2009 and 2008. Inventory turns for the year are calculated as the annualized fourth quarter cost of sales divided by the year-end inventory balance.

	Inventories		Inventory turns
(in millions, except inventory turn data)	2010	2009	2010	2009	2008

BioScience	$1,455	$1,592	1.90	1.41	1.46
Medication Delivery	636	705	4.91	4.32	3.68
Renal	278	257	4.71	4.62	4.53
Other	2	3	—	—	—

Total company	$2,371	$2,557	3.04	2.53	2.48

The higher inventory turns for the total company in 2010 were driven by a reduction of plasma-related inventories in the BioScience segment, as well as the favorable impact of the 2010 business optimization charge. Of the total charge, $132 million was recorded in cost of sales, which increased total company turns by 0.23. Refer to Note 5 for further information regarding this charge. The higher inventory turns for the total company in 2009 were principally due to increased sales in the Medication Delivery segment, partially offset by an increase of plasma-related inventories in the BioScience segment.

Other
Cash outflows related to liabilities, business optimization and restructuring payments and other increased in 2010 and decreased in 2009. Cash contributions to the company’s pension plans, which totaled $416 million, $170 million and $287 million in 2010, 2009 and 2008, respectively, were partially offset in each year by lower outflows relating to accounts payable and accrued liabilities.

Cash Flows from Investing Activities
Capital Expenditures
Capital expenditures totaled $963 million in 2010, $1.0 billion in 2009 and $954 million in 2008. The company’s investments in capital expenditures in 2010 were focused on projects that enhance the company’s cost structure and manufacturing capabilities, particularly as they relate to the company’s nutritional, anesthesia and PD products, as well as plasma and recombinant manufacturing platforms. A significant portion of the company’s investment in capital expenditures supports its strategy of geographic expansion with select investments in growing markets. In addition, the company continues to invest to support the company’s ongoing strategic focus on R&D with the expansion of research facilities, manufacturing sites and laboratories. Capital expenditures also included the company’s multi-year initiative to implement a global enterprise resource planning system that will consolidate and standardize business processes, data and systems.

The company makes investments in capital expenditures at a level sufficient to support the strategic and operating needs of the businesses, and continues to improve capital allocation discipline in making investments to enhance long-term growth. The company expects to invest approximately $1.0 billion in capital expenditures in 2011.

Acquisitions and Investments
Net cash outflows relating to acquisitions and investments were $319 million in 2010, $156 million in 2009 and $99 million in 2008.

The cash outflows in 2010 principally included a net cash outflow of $235 million related to the acquisition of ApaTech. Also included in net cash outflows in 2010 were payments of $30 million related to the licensing and acquisition of hemophilia-related intellectual property and other assets from Archemix, $28 million related to a manufacturing, supply and distribution agreement with Kamada for GLASSIA, and $18 million related to the company’s collaboration agreement for the development of a home HD machine with DEKA.

The cash outflows in 2009 principally related to a $100 million payment for the exclusive distribution of SIGMA’s infusion pumps in the United States and international markets, a 40 percent equity stake in SIGMA and an option to purchase the remaining portion of SIGMA. Additionally, in 2009 the company acquired Edwards CRRT for $56 million. Refer to Note 4 for further information regarding the acquisitions of and investments in ApaTech, Archemix, SIGMA and Edwards CRRT.

The cash outflows in 2008 principally related to an IV solutions business in China, the company’s in-licensing agreement to market and distribute Innocoll’s gentamicin surgical implant in the United States, the acquisition of certain technology applicable to the BioScience business, and payments related to the company’s agreements with Nycomed Pharma AS and Nektar Therapeutics.

Divestitures and Other
Net cash inflows relating to divestitures and other activities were $18 million in 2010, $24 million in 2009 and $60 million in 2008. Cash inflows in 2010 principally consisted of proceeds from the divestiture of certain Renal Therapy Services centers in Australia. Cash inflows in 2009 and 2008 principally consisted of cash collections related to the company’s securitization arrangements.

Cash Flows from Financing Activities
Debt Issuances, Net of Payments of Obligations
Debt issuances, net of payments of obligations, were net inflows totaling $91 million in 2010 and $473 million in 2009 and net outflows totaling $79 million in 2008.

In March 2010, the company issued $600 million of senior unsecured notes, with $300 million maturing in March 2013 and bearing a 1.8% coupon rate, and $300 million maturing in March 2020 and bearing a 4.25% coupon rate. In February 2009, the company issued $350 million of senior unsecured notes, which mature in March 2014 and bear a 4.0% coupon rate. In August 2009, the company issued $500 million of senior unsecured notes, which mature in August 2019 and bear a 4.5% coupon rate. In May 2008, the company issued $500 million of senior unsecured notes, maturing in June 2018 and bearing a 5.375% coupon rate. In addition, during 2008, the company issued commercial paper, of which $200 million was outstanding as of December 31, 2008, with a weighted-average interest rate of 2.55%. The net proceeds from these issuances were used for general corporate purposes, including the refinancing of indebtedness, the repayment of $200 million of outstanding commercial paper in 2009 and the settlement of cross-currency swaps in 2008. In 2010, the company repaid its 4.75% $500 million notes and settled related cross-currency swaps, both upon their maturity in October 2010, resulting in a cash outflow of $545 million. In 2009, the company repaid approximately $160 million of outstanding borrowings related to the company’s Euro-denominated credit facility (further discussed below). The company repaid its 5.196% notes, which approximated $250 million, upon their maturity in February 2008.

Other Financing Activities
Cash dividend payments totaled $688 million in 2010, $632 million in 2009 and $546 million in 2008. In November 2008, the board of directors declared a quarterly dividend of $0.26 per share ($1.04 per share on an annualized basis), representing an increase of 20% over the previous quarterly rate. In November 2009, the board of directors declared a quarterly dividend of $0.29 per share ($1.16 per share on an annualized basis), representing an increase of 12% over the previous quarterly rate. In November 2010, the board of directors declared a quarterly dividend of $0.31 per share ($1.24 per share on an annualized basis), which was paid on January 5, 2011 to shareholders of record as of December 10, 2010. The dividend represented an increase of 7% over the previous quarterly rate of $0.29 per share.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans totaled $381 million in both 2010 and 2009 and $680 million in 2008. In 2010, an increase in stock option exercises was offset by a decrease in realized excess tax benefits. The decrease in 2009 was due to a decrease in stock option exercises. Realized excess tax benefits, which were $41 million in 2010, $96 million in 2009 and $112 million in 2008, are presented in the consolidated statements of cash flows as an outflow in the operating section and an inflow in the financing section.

As authorized by the board of directors, the company repurchases its stock from time to time depending on the company’s cash flows, net debt level and market conditions. The company purchased 30 million shares for $1.5 billion in 2010, 23 million shares for $1.2 billion in 2009 and 32 million shares for $2.0 billion in 2008. In July 2009, the board of directors authorized the repurchase of up to $2.0 billion of the company’s common stock. At December 31, 2010, approximately $500 million remained available under the July 2009 authorization. In December 2010, the board of directors authorized the repurchase of up to an additional $2.5 billion of the company’s common stock. No shares had been repurchased under this authorization as of December 31, 2010.

Credit Facilities, Access to Capital, Credit Ratings and Net Investment Hedges
Credit Facilities
The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in December 2011. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $400 million at December 31, 2010, which matures in January 2013. As of December 31, 2010 and 2009, there were no outstanding borrowings under either of the two outstanding facilities. The company’s facilities enable the company to borrow funds on an unsecured basis at variable interest rates (determined, in part, by the company’s credit ratings) and contain various covenants, including a maximum net-debt-to-capital ratio. At December 31, 2010, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment. The company also maintains other credit arrangements, as described in Note 6.

Access to Capital
The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt or common stock. The company had $2.7 billion of cash and equivalents at December 31, 2010, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

The company’s ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for the company’s products or in the solvency of its customers or suppliers, deterioration in the company’s key financial ratios or credit ratings or other significantly unfavorable changes in conditions. However, the company believes it has sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support the company’s growth objectives.

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. In 2010, the company recorded a charge of $28 million to write down its accounts receivable in Greece principally as a result of the Greek government’s plan to convert certain past due receivables into non-interest bearing bonds with maturities of one to three years. Refer to Note 1 for further information regarding this charge. Global economic conditions and customer-specific factors may require the company to re-evaluate the collectibility of its receivables and the company could potentially incur additional charges.

Credit Ratings
The company’s credit ratings at December 31, 2010 were as follows.

	Standard & Poor’s	Fitch	Moody’s

Ratings
Senior debt	A+	A	A3
Short-term debt	A1	F1	P2
Outlook	Stable	Stable	Stable

There were no changes in the company’s credit ratings in 2010. Standard & Poor’s downgraded the company’s outlook from Positive to Stable in 2010.

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

Net Investment Hedges
In 2008, the company terminated its remaining net investment hedge portfolio and no longer has any outstanding net investment hedges. Of the net settlement payments in 2008, $540 million of cash outflows were included as payments of obligations in the financing section and $12 million of cash inflows were included in the operating section of the consolidated statement of cash flows. The net after-tax losses related to net investment hedge instruments recorded in other comprehensive income were $33 million in 2008.

Contractual Obligations
As of December 31, 2010, the company had contractual obligations, excluding accounts payable, accrued liabilities (other than the current portion of unrecognized tax benefits) and contingent liabilities, including contingent milestone payments associated with joint development and commercialization arrangements, payable or maturing in the following periods.

		Less than	One to	Three to	More than
(in millions)	Total	one year	three years	five years	five years

Short-term debt	$15	$15	$—	$—	$—
Long-term debt and capital lease obligations, including current maturities	4,252	9	479	1,201	2,563
Interest on short- and long-term debt and capital lease obligations[1]	1,466	105	208	203	950
Operating leases	748	162	239	175	172
Other long-term liabilities[2]	1,178	—	477	140	561
Purchase obligations[3]	1,596	699	511	282	104
Unrecognized tax benefits[4]	284	284	—	—	—

Contractual obligations	$9,539	$1,274	$1,914	$2,001	$4,350

[1]	Interest payments on debt and capital lease obligations are calculated for future periods using interest rates in effect at the end of 2010. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2010. Refer to Notes 6 and 7 for further discussion regarding the company’s debt instruments and related interest rate swap agreements outstanding at December 31, 2010.

[2]	The primary components of other long-term liabilities in the company’s consolidated balance sheet are liabilities relating to pension and other postemployment benefit plans, litigation, foreign currency hedges, and certain income tax-related liabilities. The company projected the timing of the future cash payments based on contractual maturity dates (where applicable) and estimates of the timing of payments (for liabilities with no contractual maturity dates). The actual timing of payments could differ from the estimates.

The company contributed $416 million, $170 million and $287 million to its defined benefit pension plans in 2010, 2009 and 2008, respectively. Most of the company’s plans are funded. The timing of funding in the future is uncertain and is dependent on future movements in interest rates and investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes pension plan cash outflows. The pension plan balance included in other long-term liabilities (and excluded from the table above) totaled $963 million at December 31, 2010.

[3]	Includes the company’s significant contractual unconditional purchase obligations. For cancelable agreements, includes any penalty due upon cancellation. These commitments do not exceed the company’s projected requirements and are in the normal course of business. Examples include firm commitments for raw material purchases, utility agreements and service contracts.

[4]	Due to the uncertainty related to the timing of the reversal of uncertain tax positions, the long-term liability relating to unrecognized tax benefits of $148 million at December 31, 2010 has been excluded from the table above.

Off-Balance Sheet Arrangements
Baxter periodically enters into off-balance sheet arrangements. Certain contingencies arise in the normal course of business, and are not recorded in the consolidated balance sheet in accordance with GAAP (such as contingent joint development and commercialization arrangement payments). Also, upon resolution of uncertainties, the company may incur charges in excess of presently established liabilities for certain matters (such as contractual indemnifications). For a discussion of the company’s significant off-balance sheet arrangements, refer to Note 6 to the consolidated financial statements regarding joint development and commercialization arrangements and indemnifications, Note 7 regarding receivable securitizations and Note 11 regarding legal contingencies.

FINANCIAL INSTRUMENT MARKET RISK

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2010 is 18 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies. The company historically hedged certain of its net investments in international affiliates, using a combination of debt denominated in foreign currencies and cross-currency swap agreements. As further discussed in Note 7, in 2008, the company terminated all of its remaining net investment hedges.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. On January 8, 2010, the Venezuelan government devalued the official exchange rate of 2.15 relative to the U.S. Dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, was changed to 2.6, while the rate for payments for non-essential goods was changed to 4.3. In 2010, the majority of the company’s products imported into Venezuela were classified as essential goods and qualified for the 2.6 rate. Effective January 1, 2011, the Venezuelan government devalued the official currency for imported goods classified as essential to 4.3. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company. As of December 31, 2010, the company’s subsidiary in Venezuela had net assets of $23 million denominated in the Venezuelan Bolivar. In 2010, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at December 31, 2010, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net asset balance of $6 million with respect to those contracts would decrease by $41 million, resulting in a net liability position. A similar analysis performed with respect to option, forward and cross-currency swap contracts outstanding at December 31, 2009 indicated that, on a net-of-tax basis, the net liability balance of $69 million would increase by $69 million.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at December 31, 2010 by replacing the actual exchange rates at December 31, 2010 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

As part of its risk management program, the company performs sensitivity analyses to assess potential gains and losses in earnings relating to hypothetical movements in interest rates. A 43 basis-point increase in interest rates (approximately 10% of the company’s weighted-average interest rate during 2010) affecting the company’s financial instruments, including debt obligations and related derivatives, would have an immaterial effect on the company’s 2010, 2009 and 2008 earnings and on the fair value of the company’s fixed-rate debt as of the end of each fiscal year.

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

CHANGES IN ACCOUNTING STANDARDS

Refer to Note 1 to the consolidated financial statements for recently adopted accounting pronouncements.

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

Pension and Other Postemployment Benefit (OPEB) Plans
The company provides pension and other postemployment benefits to certain of its employees. These employee benefit expenses are reported in the same line items in the consolidated income statement as the applicable employee’s compensation expense. The valuation of the funded status and net periodic benefit cost for the plans are calculated using actuarial assumptions. These assumptions are reviewed annually, and revised if appropriate. The significant assumptions include the following:

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

Discount Rate Assumption
For the U.S. and Puerto Rico plans, at the measurement date (December 31, 2010), the company used a discount rate of 5.45% and 5.40% to measure its benefit obligations for the pension plans and OPEB plan, respectively. This discount rate will be used in calculating the net periodic benefit cost for these plans for 2011. The company used a broad population of approximately 260 Aa-rated corporate bonds as of December 31, 2010 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum amount outstanding of $50 million. This population of bonds was narrowed from a broader universe of over 500 Moody’s Aa rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds Baxter would most likely select if it were to actually annuitize its pension and OPEB plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve, to discount the projected benefit payments for the U.S. and Puerto Rico plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

For plans in Canada, Japan, the United Kingdom and the Eurozone, the company uses a method essentially the same as that described for the U.S. and Puerto Rico plans. For the company’s other international plans, the discount rate is generally determined by reviewing country- and region-specific government and corporate bond interest rates.

To understand the impact of changes in discount rates on pension and OPEB plan cost, the company performs a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point (i.e., one-half of one percent) increase (decrease) in the discount rate, global pre-tax pension and OPEB plan cost would decrease (increase) by approximately $37 million.

Return on Plan Assets Assumption
In measuring net periodic cost for 2010, the company used a long-term expected rate of return of 8.50% for the pension plans covering U.S. and Puerto Rico employees. For measuring the net periodic benefit cost for these plans for 2011, this assumption will decrease to 8.25%. This assumption is not applicable to the company’s OPEB plan because it is not funded.

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

To understand the impact of changes in the expected asset return assumption on net cost, the company performs a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point increase (decrease) in the asset return assumption, global pre-tax pension plan cost would decrease (increase) by approximately $17 million.

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

Legal Contingencies
The company is involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. Refer to Note 11 for further information. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. The company has established reserves for certain of its legal matters. The company is not able to estimate the amount or range of any loss for certain of the legal contingencies for which there is no reserve or additional loss for matters already reserved. The company also records any insurance recoveries that are probable of occurring. At December 31, 2010, total legal liabilities were $170 million and total insurance receivables were $87 million.

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

While the liability of the company in connection with certain claims cannot be estimated with any certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments or enter into material settlements of claims.

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

In the normal course of business, the company is audited by federal, state and foreign tax authorities, and is periodically challenged regarding the amount of taxes due. These challenges relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. The company believes the company’s tax positions comply with applicable tax law and the company intends to defend its positions. In evaluating the exposure associated with various tax filing positions, the company records reserves for uncertain tax positions in accordance with GAAP, based on the technical support for the positions, the company’s past audit experience with similar situations, and potential interest and penalties related to the matters. The company’s results of operations and effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, the company prevailed in positions for which reserves have been established, or was required to pay amounts in excess of established reserves.

Fair Value Measurements of Financial Assets and Liabilities
For financial assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The majority of the derivatives entered into by the company are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs, which are observable, depend on the type of derivative, and include contractual terms, counterparty credit risk, interest rate yield curves, foreign exchange rates and volatility. Refer to the Financial Instrument Market Risk section above for disclosures regarding sensitivity analyses performed by the company and Note 7 for further information regarding the company’s financial instruments.

In addition, the company’s pension plan assets and contingent payments related to acquisitions and investments are valued at fair value on a recurring basis. The valuation of pension assets, which are recorded net of the plan’s liabilities, depends on the type of security the plan holds. Principally, the securities are valued using quoted prices in active markets or pricing matrices or models that incorporate observable market data inputs. Refer to the Pension and OPEB Plans section above and Note 9 for further information on the company’s pension plans. Contingent payments are valued using a discounted cash flow technique that reflects management’s expectations about probability of payment. Refer to Note 4 for further information on the company’s contingent payments relating to acquisitions and investments.

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

Beginning in 2009, the company adopted a new accounting standard for accounting for business combinations. Under this accounting standard, acquired IPR&D included in a business combination is capitalized as an indefinite-lived intangible asset and is no longer expensed at the time of the acquisition. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval of the related technology or product, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the R&D project is abandoned, the indefinite-lived asset is charged to expense.

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

Stock-Based Compensation Plans
Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the substantive vesting period. Determining the appropriate fair value model to use requires judgment. Determining the assumptions that enter into the model is highly subjective and also requires judgment. The company’s stock compensation costs principally relate to awards of stock options, and the significant assumptions include long-term projections regarding stock price volatility, employee exercise, post-vesting termination and pre-vesting forfeiture behaviors, interest rates and dividend yields.

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

The use of different assumptions would result in different amounts of stock compensation expense. The fair value of an option is particularly impacted by the expected volatility and expected life assumptions. To understand the impact of changes in these assumptions on the fair value of an option, the company performs sensitivity analyses. Holding all other variables constant, if the expected volatility assumption used in valuing the stock options granted in 2010 was increased by 100 basis points (i.e., one percent), the fair value of a stock option relating to one share of common stock would increase by approximately 4%, from $10.08 to $10.52. Holding all other variables constant (including the expected volatility assumption), if the expected life assumption used in valuing the stock options granted in 2010 was increased by one year, the fair value of a stock option relating to one share of common stock would increase by approximately 8%, from $10.08 to $10.90.

The company also grants performance share units (PSUs) as part of its stock compensation program. PSUs are earned by comparing the company’s growth in shareholder value relative to a performance peer group over a three-year period. Based on the company’s relative performance, the recipient of a PSU may earn a total award ranging from 0% to 200% of the initial grant. The fair value of a PSU is estimated by the company at the grant date using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award. The three primary inputs for the Monte Carlo model are the risk-free rate, volatility of returns and correlation of returns. The determination of the risk-free rate is similar to that described above relating to the valuation of stock options. The expected volatility and correlation assumptions are based on historical information.

The company is not able to estimate the probability of actual results differing from expected results, but believes the company’s assumptions are appropriate, based upon the requirements of accounting standards for stock compensation and the company’s historical and expected future experience.

Hedging Activities
As further discussed in Note 7 and in the Financial Instrument Market Risk section above, the company uses derivative instruments to hedge certain risks. As Baxter operates on a global basis, there is a risk to earnings associated with foreign exchange relating to the company’s recognized assets and liabilities and forecasted transactions denominated in foreign currencies. Compliance with accounting standards for derivatives and hedging activities and the company’s hedging policies requires the company to make judgments regarding the probability of anticipated hedged transactions. In making these estimates and assessments of probability, the company analyzes historical trends and expected future cash flows and plans. The estimates and assumptions used are consistent with the company’s business plans. If the company were to make different assessments of probability or make the assessments during a different fiscal period, the company’s results of operations for a given period would be different.

CERTAIN REGULATORY MATTERS

In July 2005, the company stopped shipment of COLLEAGUE infusion pumps in the United States. Following a number of Class I recalls (recalls at the highest priority level for the FDA) relating to the performance of the pumps, as well as the seizure litigation described in Note 11, the company entered into a Consent Decree in June 2006. Additional Class I recalls related to remediation and repair and maintenance activities were addressed by the company in 2007 and 2009. Pursuant to the Consent Decree, in July 2010 the FDA issued a final order regarding the recall of the company’s COLLEAGUE infusion pumps currently in use in the United States. The company is executing the recall over the two years following the final order by offering its customers an option to replace their COLLEAGUE infusion pumps or receive monetary consideration. Under the replacement option, the company’s customers may receive SIGMA Spectrum infusion pumps in exchange for their COLLEAGUE infusion pumps. Alternatively, COLLEAGUE pump owners may receive the lesser of the pump’s depreciated value, which will be no less than $1,500 per single-channel pump and $3,000 per triple-channel pump, or the purchase price. The company will permit lessees to terminate their leases without penalty and will refund any prepaid, unused lease portion upon the return of the devices. As discussed in Note 5, following the FDA’s issuance of its initial order dated April 30, 2010, the company recorded a charge in the first quarter of 2010 related to the FDA’s order and other actions the company is undertaking outside the United States, in addition to a number of earlier charges in connection with its COLLEAGUE infusion pumps. As discussed in Note 11, the company received a subpoena from the Office of the United States Attorney for the Northern District of Illinois relating to the COLLEAGUE infusion pump in September 2009. It is possible that substantial additional cash and non-cash charges, including significant asset impairments related to the COLLEAGUE infusion pumps and related businesses, may be required in future periods based on new information, changes in estimates, the implementation of the recall in the United States, and other actions the company may be required to undertake in markets outside of the United States.

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

In January 2011, the company received a Warning Letter from the San Juan District Office of the FDA in connection with inspections of its Guayama and Jayuya, Puerto Rico facilities. The Warning Letter pertains to violations of Current Good Manufacturing Practices and the distribution of materials intended to assist customers with the use of certain nutrition products. Concerns about how the company investigates issues and reports relevant information to the FDA are also addressed. The company is working with the FDA to resolve these matters.

In January 2011, the European Medicines Agency (EMA) announced the review of Dianeal, Extraneal and Nutrineal peritoneal dialysis solutions manufactured in the company’s Castlebar, Ireland facility due to the potential presence of endotoxins in certain batches. The company is increasing supply of these products in its other manufacturing facilities as the EMA has allowed the company to temporarily import these products into the European Union. The company is working with the EMA to resolve these matters.

While the company continues to work to resolve the issues described above, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional regulation will not be introduced that may adversely affect the company’s operations and consolidated financial statements. See Item 1A of this Annual Report on Form 10-K for additional discussion of regulatory matters.

FORWARD-LOOKING INFORMATION

This annual report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, clinical trials, future regulatory filings and the company’s R&D pipeline, strategic plans including with respect to the global, multi-year business transformation initiative launched in 2011, credit exposure to foreign governments, potential developments with respect to credit ratings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, minimum funding requirements and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risk, geographic expansion, business development activities, future capital and R&D expenditures, the impact of healthcare reform, the sufficiency of the company’s financial flexibility, the adequacy of credit facilities, tax provisions, properties and reserves, the effective tax rate in 2011, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:

•	demand for and market acceptance risks for and competitive pressures related to new and existing products, such as ADVATE and plasma-based therapies (including Antibody Therapy), and other therapies;

•	fluctuations in supply and demand and the pricing of plasma-based therapies;

•	healthcare reform in the United States including its effect on pricing, reimbursement, taxation and rebate policies;

•	future actions of governmental authorities and other third parties including third party payers as healthcare reform and other similar measures are implemented in the United States and globally;

•	additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	the company’s ability to identify business development and growth opportunities for existing products;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	future actions of the FDA, EMA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO infusion pumps;

•	implementation of the FDA’s final July 2010 order to recall all of the company’s COLLEAGUE infusion pumps currently in use in the United States as well as any additional actions required globally;

•	the company’s ability to fulfill demand for SIGMA’s Spectrum infusion pump;

•	foreign currency fluctuations, particularly due to reduced benefits from the company’s natural hedges and limitations on the ability to cost-effectively hedge resulting from financial market and currency volatility;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of restructuring and optimization initiatives;

•	the successful implementation of the company’s global enterprise resource planning system;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, including the SIGMA transaction;

•	satisfaction of the closing conditions of the divestiture of the company’s U.S. generic injectables business;

•	changes in credit agency ratings;

•	any impact of the commercial and credit environment on the company and its customers and suppliers; and

•	other factors identified elsewhere in this Annual Report on Form 10-K including those factors described in Item 1A and other filings with the Securities and Exchange Commission, all of which are available on the company’s website.

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

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

as of December 31 (in millions, except share information)		2010	2009

Current Assets	Cash and equivalents	$2,685	$2,786
	Accounts and other current receivables	2,265	2,302
	Inventories	2,371	2,557
	Short-term deferred income taxes	323	226
	Prepaid expenses and other	345	400

	Total current assets	7,989	8,271

Property, Plant and Equipment, Net		5,260	5,159

Other Assets	Goodwill	2,015	1,825
	Other intangible assets, net	500	513
	Other	1,725	1,586

	Total other assets	4,240	3,924

	Total assets	$17,489	$17,354

Current Liabilities	Short-term debt	$15	$29
	Current maturities of long-term debt and lease obligations	9	682
	Accounts payable and accrued liabilities	4,017	3,753

	Total current liabilities	4,041	4,464

Long-Term Debt and Lease Obligations		4,363	3,440

Other Long-Term Liabilities		2,289	2,030

Commitments and Contingencies

Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2010 and 2009	683	683
	Common stock in treasury, at cost, 102,761,588 shares in 2010 and 82,523,243 shares in 2009	(5,655)	(4,741)
	Additional contributed capital	5,753	5,683
	Retained earnings	7,925	7,343
	Accumulated other comprehensive loss	(2,139)	(1,777)

	Total Baxter International Inc. (Baxter) shareholders’ equity	6,567	7,191

	Noncontrolling interests	229	229

	Total equity	6,796	7,420

	Total liabilities and equity	$17,489	$17,354

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

years ended December 31 (in millions, except per share data)	2010	2009	2008

Net sales	$12,843	$12,562	$12,348
Cost of sales	6,885	6,037	6,218

Gross margin	5,958	6,525	6,130

Marketing and administrative expenses	2,907	2,731	2,698
Research and development expenses	915	917	868
Net interest expense	87	98	76
Other expense, net	159	45	26

Income before income taxes	1,890	2,734	2,462
Income tax expense	463	519	437

Net income	1,427	2,215	2,025

Less: Net income attributable to noncontrolling interests	7	10	11

Net income attributable to Baxter	$1,420	$2,205	$2,014

Net income attributable to Baxter per common share
Basic	$2.41	$3.63	$3.22

Diluted	$2.39	$3.59	$3.16

Weighted-average number of common shares outstanding
Basic	590	607	625

Diluted	594	614	637

Cash dividends declared per common share	$1.180	$1.070	$0.913

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31 (in millions) (brackets denote cash outflows)		2010	2009	2008

Cash Flows from Operations	Net income	$1,427	$2,215	$2,025
	Adjustments
	Depreciation and amortization	685	638	631
	Deferred income taxes	76	267	280
	Stock compensation	120	140	146
	Realized excess tax benefits from stock issued under employee benefit plans	(41)	(96)	(112)
	Infusion pump charges	588	27	125
	Business optimization charges	257	79	—
	Impairment charges	112	54	31
	Litigation-related charge	62	—	—
	Acquired in-process research and development	34	—	19
	Other	51	1	40
	Changes in balance sheet items
	Accounts and other current receivables	(122)	(167)	(98)
	Inventories	20	(60)	(163)
	Accounts payable and accrued liabilities	(5)	(85)	(239)
	Business optimization and restructuring payments	(79)	(45)	(50)
	Other	(182)	(59)	(120)

	Cash flows from operations	3,003	2,909	2,515

Cash Flows from Investing Activities	Capital expenditures (including additions to the pool of equipment placed with or leased to customers of $112 in 2010, $119 in 2009 and $146 in 2008)	(963)	(1,014)	(954)
	Acquisitions and investments	(319)	(156)	(99)
	Divestitures and other	18	24	60

	Cash flows from investing activities	(1,264)	(1,146)	(993)

Cash Flows from Financing Activities	Issuances of debt	658	872	671
	Payments of obligations	(567)	(199)	(950)
	(Decrease) increase in debt with original maturities of three months or less, net	—	(200)	200
	Cash dividends on common stock	(688)	(632)	(546)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	381	381	680
	Purchases of treasury stock	(1,453)	(1,216)	(1,986)
	Other	(47)	(18)	—

	Cash flows from financing activities	(1,716)	(1,012)	(1,931)

Effect of Foreign Exchange Rate Changes on Cash and Equivalents		(124)	(96)	1

(Decrease) Increase in Cash and Equivalents		(101)	655	(408)

Cash and Equivalents at Beginning of Year		2,786	2,131	2,539

Cash and Equivalents at End of Year		$2,685	$2,786	$2,131

Other supplemental information
Interest paid, net of portion capitalized		$109	$113	$159
Income taxes paid		$353	$246	$247

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME

	2010		2009		2008
as of and for the years ended December 31 (in millions)	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock
Balance, beginning and end of year	683	$683	683	$683	683	$683

Common Stock in Treasury
Beginning of year	83	(4,741)	68	(3,897)	50	(2,503)
Purchases of common stock	30	(1,453)	23	(1,216)	32	(1,986)
Stock issued under employee benefit plans and other	(10)	539	(8)	372	(14)	592

End of year	103	(5,655)	83	(4,741)	68	(3,897)

Additional Contributed Capital
Beginning of year		5,683		5,533		5,297
Stock issued under employee benefit plans and other		70		150		236

End of year		5,753		5,683		5,533

Retained Earnings
Beginning of year		7,343		5,795		4,379
Net income attributable to Baxter		1,420		2,205		2,014
Cash dividends declared on common stock		(695)		(648)		(571)
Stock issued under employee benefit plans		(143)		(9)		—
Adjustment to change measurement date for certain employee benefit plans, net of tax benefit of ($15)		—		—		(27)

End of year		7,925		7,343		5,795

Accumulated Other Comprehensive Loss
Beginning of year		(1,777)		(1,885)		(940)
Other comprehensive (loss) income attributable to Baxter		(362)		108		(957)
Adjustment to change measurement date for certain employee benefit plans, net of tax expense of $8		—		—		12

End of year		(2,139)		(1,777)		(1,885)

Total Baxter shareholders’ equity		$6,567		$7,191		$6,229

Noncontrolling Interests
Beginning of year		$229		$62		$91
Net income attributable to noncontrolling interests		7		10		11
Other comprehensive (loss) income attributable to noncontrolling interests		(1)		3		(14)
Additions (reductions) in noncontrolling ownership interests, net		—		160		(20)
Other activity with noncontrolling interests		(6)		(6)		(6)

End of year		$229		$229		$62

Total equity		$6,796		$7,420		$6,291

Comprehensive Income
Net income		$1,427		$2,215		$2,025
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax (benefit) expense of ($5) in 2010, $98 in 2009 and ($125) in 2008		(342)		197		(370)
Pension and other employee benefits, net of tax benefit of ($32) in 2010, ($18) in 2009 and ($319) in 2008		(57)		(54)		(591)
Hedging activities, net of tax (benefit) expense of ($2) in 2010, ($1) in 2009 and $2 in 2008		(6)		(36)		25
Other, net of tax expense (benefit) of $2 in 2010, $2 in 2009 and ($20) in 2008		3		4		(35)

Total other comprehensive (loss) income, net of tax		(402)		111		(971)

Comprehensive income		1,025		2,326		1,054

Less: Comprehensive income (loss) attributable to noncontrolling interests		6		13		(3)

Comprehensive income attributable to Baxter		$1,019		$2,313		$1,057

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

Basis of Consolidation
The consolidated financial statements include the accounts of Baxter and its majority-owned subsidiaries, any minority-owned subsidiaries that Baxter controls, and variable interest entities (VIEs) in which Baxter is the primary beneficiary, after elimination of intercompany transactions. As of December 31, 2010, the carrying amounts of consolidated VIEs’ assets and liabilities were not material to Baxter’s consolidated financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts
In the normal course of business, the company provides credit to its customers, performs credit evaluations of these customers and maintains reserves for potential credit losses. In determining the amount of the allowance for doubtful accounts, the company considers, among other items, historical credit losses, the past-due status of receivables, payment histories and other customer-specific information. Receivables are written off when the company determines they are uncollectible. The allowance for doubtful accounts was $139 million at December 31, 2010 and $118 million at December 31, 2009.

The company recorded a charge of $28 million in the second quarter of 2010 to write down its accounts receivable in Greece principally as a result of the Greek government’s plan to convert certain past due receivables into non-interest bearing bonds with maturities of one to three years. The charge, computed by taking into consideration, among other factors, the imputed discount of the outstanding receivables based upon publicly traded Greek government bonds with similar terms, was included in marketing and administrative expenses. As it relates to these and other receivables, changes in economic conditions and customer-specific factors may require the company to re-evaluate the collectibility of its receivables and the company could potentially incur additional charges.

Product Warranties
The company provides for the estimated costs relating to product warranties at the time the related revenue is recognized. The cost is determined based on actual company experience for the same or similar products, as well as other relevant information. Product warranty liabilities are adjusted based on changes in estimates.

Cash and Equivalents
Cash and equivalents include cash, certificates of deposit and money market funds with an original maturity of three months or less.

Inventories

as of December 31 (in millions)	2010	2009

Raw materials	$536	$598
Work in process	787	842
Finished goods	1,048	1,117

Inventories	$2,371	$2,557

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Market value for raw materials is based on replacement costs, and market value for work in process and finished goods is based on net realizable value. The inventory amounts above are stated net of reserves for excess and obsolete inventory, which totaled $359 million at December 31, 2010 and $273 million at December 31, 2009. The increase in inventory reserves in 2010 was principally driven by excess vaccine inventory in the BioScience segment.

Property, Plant and Equipment, Net

as of December 31 (in millions)	2010	2009

Land	$183	$163
Buildings and leasehold improvements	2,063	1,921
Machinery and equipment	6,330	5,962
Equipment with customers	1,105	1,039
Construction in progress	910	975

Total property, plant and equipment, at cost	10,591	10,060
Accumulated depreciation and amortization	(5,331)	(4,901)

Property, plant and equipment (PP&E), net	$5,260	$5,159

Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 20 to 50 years for buildings and improvements and from three to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. Baxter capitalizes in machinery and equipment certain computer software and software development costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software. Straight-line and accelerated methods of depreciation are used for income tax purposes. Depreciation and amortization expense was $592 million in 2010, $557 million in 2009 and $553 million in 2008. Repairs and maintenance expense was $254 million in 2010, $251 million in 2009 and $242 million in 2008.

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

Business Optimization and Restructuring Costs
The company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. Employee termination costs are primarily recorded when actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period.

Research and Development
Research and development (R&D) costs are expensed as incurred. Acquired in-process R&D (IPR&D) is the value assigned to acquired technology or products under development which have not received regulatory approval and have no alternative future use. Valuations are generally completed for business acquisitions using a discounted cash flow analysis, incorporating the stage of completion and consideration of market participant assumptions. The most significant estimates and assumptions inherent in a discounted cash flow analysis include the amount and timing of projected future cash flows, the discount rate used to measure the risks inherent in the future cash flows, the assessment of the asset’s life cycle, and the competitive and other trends impacting the asset, including consideration of technical, legal, regulatory, economic and other factors. Each of these factors can significantly affect the value of the IPR&D.

Beginning in 2009, the company adopted a new accounting standard for accounting for business combinations. Under the new accounting standard, acquired IPR&D included in a business combination is capitalized as an indefinite-lived intangible asset and is no longer expensed at the time of the acquisition. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval of the related technology or product, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life, subject to impairment reviews as discussed below. If the R&D project is abandoned, the indefinite-lived asset is charged to expense.

IPR&D acquired in transactions that are not business acquisitions is expensed immediately. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related asset, and are classified as intangible assets.

Impairment Reviews
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

Goodwill
Goodwill is not amortized, but is subject to an impairment review annually and whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. The company measures goodwill for impairment based on its reportable segments, which are BioScience, Medication Delivery and Renal. An impairment charge would be recorded for the difference between the carrying value and the present value of estimated future cash flows discounted using a risk-free market rate adjusted for a market participant’s view of similar companies and perceived risks in the cash flows, which represents the estimated fair value of the reporting unit. As of December 31, 2010, the fair values of the company’s reporting units were substantially in excess of their carrying values. Baxter’s market capitalization as of December 31, 2010 was approximately $29 billion.

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

The following is a reconciliation of basic shares to diluted shares.

years ended December 31 (in millions)	2010	2009	2008

Basic shares	590	607	625
Effect of dilutive securities	4	7	12

Diluted shares	594	614	637

The computation of diluted EPS excluded employee stock options to purchase 27 million, 16 million and 8 million shares in 2010, 2009 and 2008, respectively, because the effect would have been anti-dilutive.

Shipping and Handling Costs
Shipping costs, which are costs incurred to physically move product from Baxter’s premises to the customer’s premises, are classified as marketing and administrative expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. Approximately $233 million in 2010, $220 million in 2009 and $237 million in 2008 of shipping costs were classified in marketing and administrative expenses.

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

as of December 31 (in millions)	2010	2009	2008

CTA	$(934)	$(593)	$(787)
Pension and other employee benefits	(1,245)	(1,188)	(1,134)
Hedging activities	(3)	3	39
Other	43	1	(3)

Accumulated other comprehensive loss	$(2,139)	$(1,777)	$(1,885)

Derivatives and Hedging Activities
All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. Based upon the exposure being hedged, the company designates its hedging instruments as cash flow or fair value hedges.

For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is accumulated in AOCI and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to OCI over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in other expense, net, cost of sales, and net interest expense, and primarily related to a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary, forecasted intercompany sales denominated in foreign currencies and anticipated issuances of debt, respectively.

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

Refer to the Foreign Currency and Interest Rate Risk Management section of Note 7 for information regarding the company’s derivative and hedging activities.

Changes in Accounting Standards
Transfers of Financial Assets
On January 1, 2010, the company adopted a new accounting standard relating to the accounting for transfers of financial assets. The new standard eliminates the concept of a qualifying special-purpose entity and clarifies existing GAAP as it relates to determining whether a transferor has surrendered control over transferred financial assets. The standard limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements presented and/or when the transferor has continuing involvement with the transferred financial asset. The standard also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The new standard was applied prospectively on January 1, 2010, except for the disclosure requirements, which have been applied retrospectively for all periods presented. The new standard did not impact the company’s consolidated financial statements. Refer to Note 7 for disclosures provided in connection with this new standard.

Variable Interest Entities
On January 1, 2010, the company adopted a new standard that changes the consolidation model for VIEs. The new standard requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The standard expands the disclosure requirements for enterprises with a variable interest in a VIE. With respect to the VIEs that were consolidated by the company as of December 31, 2009, the first quarter 2010 adoption of a new accounting standard on VIEs did not change the company’s determination that it is the primary beneficiary of those VIEs. During 2010, the company did not enter into any new arrangements in which it determined that the company is the primary beneficiary of a VIE.

NOTE 2
SUPPLEMENTAL FINANCIAL INFORMATION

Goodwill and Other Intangible Assets
Goodwill
The following is a summary of the activity in goodwill by segment.

		Medication
(in millions)	BioScience	Delivery	Renal	Total

December 31, 2008	$585	$917	$152	$1,654
Additions	—	89	29	118
Currency translation and other adjustments	10	37	6	53

December 31, 2009	595	1,043	187	1,825
Additions	226	6	22	254
Currency translation and other adjustments	(12)	(42)	(10)	(64)

December 31, 2010	$809	$1,007	$199	$2,015

Goodwill additions in 2010 principally related to the acquisition of ApaTech Limited (ApaTech) in the BioScience segment. Additional goodwill recognized in 2009 principally related to the consolidation of Sigma International General Medical Apparatus, LLC (SIGMA) within the Medication Delivery segment and the acquisition of certain assets of Edwards Lifesciences Corporation related to the hemofiltration business (Edwards CRRT) within the Renal segment. See Note 4 for further information regarding ApaTech, SIGMA and Edwards CRRT. As of December 31, 2010, there were no accumulated goodwill impairment losses.

Other Intangible Assets, Net
Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. The following is a summary of the company’s intangible assets subject to amortization.

	Developed technology,
(in millions)	including patents	Other	Total

December 31, 2010
Gross other intangible assets	$916	$144	$1,060
Accumulated amortization	(522)	(69)	(591)

Other intangible assets, net	$394	$75	$469

December 31, 2009
Gross other intangible assets	$904	$125	$1,029
Accumulated amortization	(489)	(58)	(547)

Other intangible assets, net	$415	$67	$482

The amortization expense for intangible assets was $79 million in 2010, $63 million in 2009 and $53 million in 2008. At December 31, 2010, the anticipated annual amortization expense for intangible assets recorded as of December 31, 2010 is $66 million in 2011, $63 million in 2012, $61 million in 2013, $58 million in 2014 and $56 million in 2015. The decrease in other intangible assets, net primarily related to amortization expense for the year and an impairment charge associated with the company’s agreement to divest its U.S. generic injectables business, partially offset by the acquisition of ApaTech and the agreement with Kamada Ltd. (Kamada). The manufacturing, supply and distribution agreement with Kamada for GLASSIA [Alpha1-Proteinase Inhibitor (Human)], the first ready-to-use liquid alpha1-proteinase inhibitor, provides the company with exclusive distribution rights in the United States, Australia, New Zealand and Canada. This BioScience segment arrangement included up-front and milestone payments of $28 million, which are included in the other intangible asset category and are principally being amortized on a straight-line basis over an estimated useful life of five years. Refer to Note 4 for further information regarding ApaTech and Note 3 regarding the U.S. generic injectables business impairment charge. Additionally, as of December 31, 2010 and 2009, intangible assets not subject to amortization, which included a trademark with an indefinite life and certain acquired IPR&D associated with products that have not yet received regulatory approval, totaled $31 million.

Other Long-Term Assets

as of December 31 (in millions)	2010	2009

Deferred income taxes	$1,139	$1,095
Insurance receivables	31	49
Other long-term receivables	126	66
Other	429	376

Other long-term assets	$1,725	$1,586

Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2010	2009

Accounts payable, principally trade	$745	$807
Income taxes payable	346	375
Deferred income taxes	635	482
Common stock dividends payable	180	174
Employee compensation and withholdings	500	494
Property, payroll and certain other taxes	155	201
Infusion pump reserves	258	99
Business optimization reserves	158	64
Accrued rebates	241	216
Other	799	841

Accounts payable and accrued liabilities	$4,017	$3,753

Other Long-Term Liabilities

as of December 31 (in millions)	2010	2009

Pension and other employee benefits	$1,524	$1,688
Litigation reserves	76	45
Infusion pump reserves	255	—
Business optimization reserves	22	—
Other	412	297

Other long-term liabilities	$2,289	$2,030

Net Interest Expense

years ended December 31 (in millions)	2010	2009	2008

Interest costs	$148	$145	$165
Interest costs capitalized	(33)	(28)	(17)

Interest expense	115	117	148
Interest income	(28)	(19)	(72)

Net interest expense	$87	$98	$76

Other Expense, Net

years ended December 31 (in millions)	2010	2009	2008

Equity method investments	$12	$12	$14
Foreign exchange	(67)	(51)	(29)
Securitization and factoring arrangements	11	11	19
Impairment charges	112	54	31
Litigation-related charge	62	—	—
Other	29	19	(9)

Other expense, net	$159	$45	$26

During 2010, the company recorded a $112 million impairment charge associated with the company’s agreement to divest its U.S. generic injectables business. See Note 3 for further information about this charge.

During 2009, the company recorded a $54 million charge associated with the discontinuation of the company’s SOLOMIX drug delivery system in development based on technical issues which negatively impacted the expected profitability of the product. During 2008, the company recorded a $31 million charge related to the company’s decision to discontinue its CLEARSHOT pre-filled syringe program based on management’s assessment of the market demand and expected profitability for this product. Substantially all of the SOLOMIX and CLEARSHOT charges related to asset impairments, principally to write off manufacturing equipment. The litigation charge in 2010 related to litigation associated with the company’s 2008 recall of its heparin sodium injection products in the United States. All three impairment charges and the litigation-related charge were included in the Medication Delivery segment’s pre-tax income.

NOTE 3
SALE OF BUSINESSES

Generic Injectables Business
In October 2010, the company entered into a definitive agreement to divest its U.S. generic injectables business to Hikma Pharmaceuticals PLC (Hikma). The consideration for the divestiture arrangement totaled approximately $112 million, subject to closing adjustments. Hikma will acquire Baxter’s high-volume, generic injectable products in vials and ampoules, including chronic pain, anti-infective and anti-emetic products, along with a manufacturing facility located in Cherry Hill, New Jersey, and a warehouse and distribution center located in Memphis, Tennessee. Approximately 750 employees will also transfer as part of the transaction. The determination to sell this business was based on the company’s strategic decision to redirect resources toward its proprietary, enhanced packaging offerings and formulation technologies, consistent with the company’s focus on product differentiation. The transaction is subject to customary closing conditions, including applicable regulatory approvals.

As a result of the divestiture agreement, the company recorded a $112 million impairment charge. The charge principally related to impairments of PP&E and intangible assets (primarily developed technology) to reflect the fair values of these assets based on the expected sale price of the business.

Net sales related to the U.S. generic injectables business, which are reported in the Medication Delivery segment, totaled $198 million, $170 million and $205 million in 2010, 2009 and 2008, respectively. Pre-tax earnings related to this business were not significant to Baxter’s consolidated financial statements. The impairment charge was included in other expense, net in the consolidated statement of income, and was included in the Medication Delivery segment’s pre-tax income.

Transfusion Therapies Business
In February 2007, the company divested substantially all of the assets and liabilities of its Transfusion Therapies (TT) business to an affiliate of TPG Capital, L.P. (TPG). TPG acquired the net assets of the TT business, including its product portfolio of manual and automated blood-collection products and storage equipment, as well as five manufacturing facilities, and established the new company as Fenwal Inc. (Fenwal). In 2008, as a result of the finalization of the net assets transferred in the divestiture, the company recorded an income adjustment to the gain on the sale of the business of $16 million.

Included in the arrangement were transition agreements to provide post-divestiture manufacturing, distribution and support services to Fenwal. Post-divestiture revenues associated with these transition agreements, which are reported at the corporate headquarters level and not allocated to a segment, totaled $46 million, $74 million and $174 million in 2010, 2009 and 2008, respectively.

NOTE 4
ACQUISITIONS AND INVESTMENTS

In 2010, 2009 and 2008, cash outflows related to the acquisitions of and investments in businesses and technologies totaled $319 million, $156 million and $99 million, respectively, and the company recorded IPR&D charges of $34 million in 2010 and $19 million in 2008. There were no IPR&D charges in 2009. The following are the more significant acquisitions and investments, including licensing agreements, that require significant contingent milestone payments.

2010
ApaTech
In March 2010, Baxter acquired ApaTech, an orthobiologic products company based in the United Kingdom. As a result of the acquisition, Baxter acquired ACTIFUSE, a silicate substituted calcium phosphate synthetic bone graft material which is currently marketed in the United States, Europe and other select markets around the world, and manufacturing and R&D facilities located in the United Kingdom, the United States and Germany. This acquisition complements the company’s existing commercial and technical capabilities in regenerative medicine. The total purchase price of up to $337 million was comprised of $247 million in up-front payments, as adjusted for closing date cash and net working capital-related adjustments, and contingent payments of up to $90 million, which are associated with the achievement of specified commercial milestones.

The following table summarizes the preliminary allocation of the fair value of assets acquired and liabilities assumed at the acquisition date. The final allocation of the purchase price may result in adjustment to the recognized amounts of assets and liabilities; however, no material adjustments are anticipated.

(in millions)

Assets
Current assets, including cash of $12	$31
Property, plant and equipment, net	13
Goodwill	226
Other intangible assets	77
Other assets	7
Liabilities
Accounts payable and accrued liabilities	15
Contingent payments	70
Other long-term liabilities	22

Goodwill includes expected synergies and other benefits the company believes will result from the acquisition. The other intangible assets primarily relate to developed technology and are being amortized on a straight-line basis over an estimated average useful life of nine years. The contingent payments of up to $90 million were recorded at their estimated fair value of $70 million. As of December 31, 2010, the estimated fair value of the contingent payments was $73 million, with changes in the estimated fair value recognized in earnings. The results of operations and assets and liabilities of ApaTech are included in the BioScience segment, and the goodwill is included in this reporting unit. A majority of the goodwill is not deductible for tax purposes. The pro forma impact of the ApaTech acquisition was not significant to the results of operations of the company.

Archemix
In December 2010, Baxter acquired all of the hemophilia-related assets of Archemix Corp. (Archemix), a privately-held biopharmaceutical company, and entered into an exclusive license agreement for certain related intellectual property assets. The lead product associated with the arrangement is ARC19499, a synthetic subcutaneously-administered hemophilia therapy which recently entered a Phase 1 clinical trial in the United Kingdom. This anti-tissue factor pathway inhibitor program is an important addition to Baxter’s hemophilia development programs, which focus on longer-acting recombinant factor VIII, recombinant factor IX and non-intravenous therapies. The up-front payment associated with the transaction of $30 million was recognized as an IPR&D expense as the technology had not received regulatory approval and has no alternative future use. Baxter may, in the future, be required to make contingent payments of up to $285 million based on the achievement of specified development and regulatory milestones.

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

The following table summarizes the final allocation of fair value related to the arrangement at the acquisition date.

(in millions)

Assets
Goodwill	$87
IPR&D	24
Other intangible assets	94
Purchase option (other long-term assets)	111
Other assets	30
Liabilities
Contingent payments	62
Other liabilities	25
Noncontrolling interests	159

The amount allocated to IPR&D is being accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The other intangible assets primarily relate to developed technology and are being amortized on a straight-line basis over an estimated average useful life of eight years. The fair value of the purchase option was estimated using the Black-Scholes model, and the fair value of the noncontrolling interests was estimated using a discounted cash flow model. The contingent payments of up to $70 million associated with SIGMA’s achievement of specified regulatory and commercial milestones were recorded at their estimated fair value of $62 million. As of December 31, 2010, the estimated fair value of the contingent payments was $52 million, with the change in the estimated fair value since inception principally due to Baxter’s payment of $15 million for the achievement of commercial milestones in 2010 and 2009. Other changes in the estimated fair value of the contingent payments are being recognized immediately in earnings. The results of operations and assets and liabilities of SIGMA are included in the Medication Delivery segment, and the goodwill is included in this reporting unit. The goodwill is deductible for tax purposes. The pro forma impact of the arrangement with SIGMA was not significant to the results of operations of the company.

Edwards CRRT
In August 2009, the company acquired Edwards CRRT. Continuous Renal Replacement Therapy (CRRT) provides a method of continuous yet adjustable fluid removal that can gradually remove excess fluid and waste products that build up with the acute impairment of kidney function, and is usually administered in an intensive care setting in the hospital. The acquisition expands Baxter’s existing CRRT business into new markets. The purchase price of $56 million was primarily allocated to other intangible assets and goodwill. The identified intangible assets of $28 million consisted of customer relationships and developed technology and are being amortized on a straight-line basis over an estimated average useful life of eight years. The goodwill of $28 million is deductible for tax purposes. The purchase price also included contingent payments of up to an additional $9 million based on the achievement of revenue objectives. These contingent purchase payments, which were recorded at their estimated fair value on the acquisition date, have been substantially paid as of December 31, 2010. The results of operations and assets and liabilities of Edwards CRRT are included in the Renal segment, and the goodwill is included in this reporting unit. The pro forma impact of the Edwards CRRT acquisition was not significant to the results of operations of the company.

NOTE 5
INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion Pump Charges
In July 2005, the company stopped shipment of COLLEAGUE infusion pumps in the United States. Following a number of Class I recalls relating to the performance of the pumps, as well as the seizure litigation described in Note 11, the company entered into a Consent Decree with the U.S. Food and Drug Administration (FDA) in June 2006. Additional Class I recalls related to remediation and repair and maintenance activities were addressed by the company in 2007 and 2009.

On July 13, 2010, the FDA issued a final order requiring the company to recall its approximately 200,000 COLLEAGUE infusion pumps currently in use in the U.S. market. Pursuant to the terms of the order, Baxter is offering replacement infusion pumps or monetary consideration to owners of COLLEAGUE pumps and is executing the recall through July 13, 2012. Under the replacement option, customers may receive SIGMA Spectrum infusion pumps in exchange for COLLEAGUE infusion pumps.

In 2010, following the FDA’s issuance of its initial order dated April 30, 2010, the company recorded a charge of $588 million in connection with this recall and other actions the company is undertaking outside of the United States. Included in the charge were $142 million relating to asset impairments and $446 million for cash costs. The asset impairments principally related to inventory, lease receivables and other assets relating to the recalled pumps. The reserve for cash costs included an estimate of cash refunds or replacement infusion pumps that are being offered to current owners in exchange for their COLLEAGUE infusion pumps. Cash costs also included costs associated with the execution of the recall program and customer accommodations. It is possible that substantial additional cash and non-cash charges may be required in future periods based on new information, changes in estimates, the implementation of the recall in the United States, and other actions the company may be required to undertake in markets outside the United States.

Of the total charge, $213 million was recorded as a reduction of net sales and $375 million was recorded in cost of sales. The amount recorded in net sales principally related to estimated cash payments to customers.

Prior to the charge recorded in 2010, from 2005 through 2009, the company recorded charges and other costs totaling $337 million related to its COLLEAGUE and SYNDEO infusion pumps. In aggregate, these charges included $270 million of cash costs and $67 million principally related to asset impairments. These reserves for cash costs related to estimated expenditures for the materials, labor and freight costs expected to be incurred to remediate the design issues, customer accommodations, and additional warranty and other commitments made to customers.

While the company continues to work to resolve the issues associated with COLLEAGUE infusion pumps globally, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional regulation will not be introduced that may adversely affect the company’s operations and consolidated financial statements.

The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through December 31, 2010.

(in millions)

Charges and adjustments in 2005 through 2007	$171
Utilization in 2005 through 2007	(101)

Reserves at December 31, 2007	70
Charges	85
Utilization	(40)

Reserves at December 31, 2008	115
Charge	14
Utilization	(30)

Reserves at December 31, 2009	99
Charge	446
Utilization	(32)

Reserves at December 31, 2010	$513

The remaining infusion pump reserves are expected to be substantially utilized by the end of 2012.

Business Optimization Charges
In 2010 and 2009, the company recorded charges of $257 million and $79 million, respectively, primarily related to costs associated with optimizing its overall cost structure on a global basis, as the company streamlines its international operations, rationalizes its manufacturing facilities and enhances its general and administrative infrastructure. The charges included severance costs, as well as asset impairments and contract terminations associated with discontinued products and projects, the terminations of which will not have a material impact on the company’s future results of operations.

Included in the 2010 and 2009 charges were cash costs of $184 million and $69 million, respectively, principally pertaining to severance and other employee-related costs in Europe and the United States.

Also included in the charges were asset impairments relating to fixed assets, inventory and other assets associated with discontinued products and projects. These other costs totaled $73 million and $10 million in 2010 and 2009, respectively.

Of the total 2010 charge, $132 million was recorded in cost of sales and $125 million was recorded in marketing and administrative expenses. Of the total 2009 charge, $30 million was recorded in cost of sales and $49 million was recorded in marketing and administrative expenses. The charges were recorded at the corporate level and were not allocated to a segment.

The following summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)

2009 Charge	$69
Utilization in 2009	(5)

Reserve at December 31, 2009	64
2010 Charge	184
Utilization in 2010	(68)

Reserve at December 31, 2010	$180

The reserves are expected to be substantially utilized by the end of 2011. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

NOTE 6
DEBT, CREDIT FACILITIES, AND COMMITMENTS AND CONTINGENCIES

Debt Outstanding
At December 31, 2010 and 2009, the company had the following debt outstanding.

	Effective interest
as of December 31 (in millions)	rate in 2010[1]	2010[2]	2009[2]

4.75% notes due 2010	4.9%	$—	$500
Variable-rate loan due 2010	0.7%	—	180
Variable-rate loan due 2012	0.6%	168	157
1.8% notes due 2013	2.0%	306	—
4.0% notes due 2014	4.2%	364	350
Variable-rate loan due 2015	0.3%	240	—
4.625% notes due 2015	4.8%	664	641
5.9% notes due 2016	6.0%	647	615
5.375% notes due 2018	5.5%	499	499
4.5% notes due 2019	4.6%	501	498
4.25% notes due 2020	4.5%	299	—
6.625% debentures due 2028	6.7%	135	136
6.25% notes due 2037	6.3%	499	499
Other	—	50	47

Total debt and capital lease obligations		4,372	4,122
Current portion		(9)	(682)

Long-term portion		$4,363	$3,440

[1]	Excludes the effect of any related interest rate swaps.

[2]	Book values include any discounts, premiums and adjustments related to hedging instruments.

In addition, as further discussed below, the company had short-term debt totaling $15 million at December 31, 2010 and $29 million at December 31, 2009.

Significant Debt Issuances
In March 2010, the company issued $600 million of senior unsecured notes, with $300 million maturing in March 2013 and bearing a 1.8% coupon rate, and $300 million maturing in March 2020 and bearing a 4.25% coupon rate. In February 2009, the company issued $350 million of senior unsecured notes, maturing in March

2014 and bearing a 4.0% coupon rate. In August 2009, the company issued $500 million of senior unsecured notes, maturing in August 2019 and bearing a 4.5% coupon rate. In May 2008, the company issued $500 million of senior unsecured notes, maturing in June 2018 and bearing a 5.375% coupon rate. The notes are redeemable, in whole or in part, at the company’s option, subject to a make-whole redemption premium. In addition, during 2008, the company issued commercial paper, of which $200 million was outstanding as of December 31, 2008, with a weighted-average interest rate of 2.55%. There was no commercial paper outstanding as of December 31, 2010 and 2009.

The net proceeds of the debt issuances noted above were used for general corporate purposes, including the repayment of $200 million of outstanding commercial paper in 2009 and for the settlement of cross-currency swaps in 2008. See Note 7 for further information regarding the settlement of net investment hedges. The debt instruments include certain covenants, including restrictions relating to the company’s creation of secured debt.

Future Minimum Lease Payments and Debt Maturities

		Debt maturities
	Operating	and capital
as of and for the years ended December 31 (in millions)	leases	leases

2011	$162	$9
2012	133	175
2013	106	304
2014	93	358
2015	82	843
Thereafter	172	2,563

Total obligations and commitments	748	4,252
Interest on capital leases, discounts and premiums, and adjustments relating to hedging instruments	n/a	120

Long-term debt and lease obligations	$748	$4,372

Credit Facilities
The company had $2.7 billion of cash and equivalents at December 31, 2010. The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in December 2011. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $400 million at December 31, 2010, which matures in January 2013. As of December 31, 2010 and 2009, there were no outstanding borrowings under these facilities. As of December 31, 2008, there was $164 million outstanding under the Euro-denominated facility, which was repaid in 2009. The company’s facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At December 31, 2010, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

The company also maintains other credit arrangements, which totaled $272 million at December 31, 2010 and $454 million at December 31, 2009. Borrowings outstanding under these facilities totaled $15 million at December 31, 2010 and $29 million at December 31, 2009.

Leases
The company leases certain facilities and equipment under capital and operating leases expiring at various dates. The leases generally provide for the company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Most of the operating leases contain renewal options. Operating lease rent expense was $184 million in 2010, $172 million in 2009 and $161 million in 2008.

Collaborative Arrangements
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

Payments to collaborative partners classified in cost of sales were not significant in 2010, 2009 and 2008. Payments to collaborative partners classified in R&D expense were 6%, 6% and 7% of total R&D expense in 2010, 2009 and 2008, respectively. The payments principally related to the development of tissue repair products, longer-acting forms of blood clotting proteins to treat hemophilia and a home hemodialysis device.

Commercial Product Arrangements
The company’s commercial product collaborative arrangements generally provide for a sharing of manufacturing, marketing or distribution activities between Baxter and the partner, along with a sharing of the related profits. The nature and split of the shared activities varies, sometimes split by type of activity and sometimes split by geographic area.

The entity that invoices the third-party customer is generally the principal and primary obligor in the arrangement and therefore records the invoiced amount as a sale. Cost-sharing payments are generally recorded in cost of sales. Baxter’s payments to partners under these types of arrangements were less than 1% of total cost of sales in 2010, 2009 and 2008.

Other Commitments and Contingencies
Joint Development and Commercialization Arrangements
In addition to the new product development arrangements discussed above, the company has entered into certain other arrangements which include contingent milestone payments. At December 31, 2010, the company’s unfunded milestone payments associated with all of its arrangements totaled $960 million. This total excludes any contingent royalties. Based on the company’s projections, any contingent payments made in the future will be more than offset over time by the estimated net future cash flows relating to the rights acquired for those payments. The majority of the contingent payments relate to arrangements in the BioScience segment. Included in the total are contingent milestone payments related to the Archemix hemophilia-related asset agreement discussed in Note 4, as well as significant collaborations related to the development of hard and soft tissue-repair products to position the company to enter the orthobiologic market, and the development of longer-acting forms of blood clotting proteins to treat hemophilia A.

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

The following is a summary of the activity relating to the securitization arrangement.

as of and for the years ended December 31 (in millions)	2010	2009	2008

Sold receivables at beginning of year	$147	$154	$129
Proceeds from sales of receivables	557	535	467
Cash collections (remitted to the owners of the receivables)	(555)	(542)	(470)
Foreign exchange	8	—	28

Sold receivables at end of year	$157	$147	$154

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. In 2010, the company recorded a charge of $28 million to write down its accounts receivable in Greece principally as a result of the Greek government’s plan to convert certain past due receivables into non-interest bearing bonds with maturities of one to three years. Refer to Note 1 for further information regarding this charge. Global economic conditions and customer-specific factors may require the company to re-evaluate the collectibility of its receivables and the company could potentially incur additional charges.

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

Cash Flow Hedges
The company may use options, including collars and purchased options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities. The company periodically uses forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with movements in interest rates relating to anticipated issuances of debt. Certain other firm commitments and forecasted transactions are also periodically hedged. Cash flow hedges primarily related to forecasted intercompany sales denominated in foreign currencies, a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary and anticipated issuances of debt.

The notional amounts of foreign exchange contracts were $1.6 billion and $1.2 billion as of December 31, 2010 and December 31, 2009, respectively. The notional amount of cross-currency swaps (used to hedge U.S. Dollar-denominated debt issued by a foreign subsidiary) was $500 million as of December 31, 2009. In 2010, in conjunction with the maturity of $500 million of U.S. Dollar-denominated debt held by a foreign subsidiary, the company terminated related cross-currency swaps. The cash outflow resulting from this termination was $45 million, which was reported in the financing section of the consolidated statements of cash flows. The notional amount of interest rate contracts outstanding as of December 31, 2009 was $200 million. In the first quarter of 2010, in conjunction with the 2010 debt issuance disclosed in Note 6, these contracts were terminated, resulting in a gain of $18 million that is being amortized to net interest expense over the life of the related debt.

The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2010 is 18 months.

Fair Value Hedges
The company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These instruments hedge the company’s earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.

The total notional amount of interest rate contracts designated as fair value hedges was $1.9 billion and $1.6 billion as of December 31, 2010 and 2009, respectively.

Dedesignations
In 2009, the company terminated $500 million of its interest rate contracts, resulting in a net gain of $10 million that was deferred in AOCI. There were no hedge dedesignations in 2010, 2009 or 2008 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

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

The total notional amount of undesignated derivative instruments was $445 million and $419 million as of December 31, 2010 and 2009, respectively.

Gains and Losses on Derivative Instruments
The following tables summarize the gains and losses on the company’s derivative instruments for the years ended December 31, 2010 and 2009.

				Gain (loss)
	Gain (loss)		Location of gain	reclassified from
	recognized in OCI		(loss) in income	AOCI into income
(in millions)	2010	2009	statement	2010	2009

Cash flow hedges
Interest rate contracts	$(7)	$78	Net interest expense	$1	$(3)
Foreign exchange contracts	(2)	(3)	Net sales	(3)	5
Foreign exchange contracts	—	(53)	Cost of sales	(7)	43
Foreign exchange contracts	52	(42)	Other expense, net	60	(28)

Total	$43	$(20)		$51	$17

		Gain (loss)
	Location of gain (loss) in	recognized in income
(in millions)	income statement	2010	2009

Fair value hedges
Interest rate contracts	Net interest expense	$76	$(80)

Undesignated derivative instruments
Foreign exchange contracts	Other expense, net	$(9)	$(47)

For the company’s fair value hedges, an equal and offsetting loss of $76 million and a gain of $80 million were recognized in net interest expense in 2010 and 2009, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the year ended December 31, 2010 was not material.

The following table summarizes net-of-tax activity in AOCI, a component of shareholders’ equity, related to the company’s cash flow hedges.

as of and for the years ended December 31 (in millions)	2010	2009	2008

Accumulated other comprehensive income balance at beginning of year	$3	$39	$14
Gain (loss) in fair value of derivatives during the year	45	(19)	93
Amount reclassified to earnings during the year	(51)	(17)	(68)

Accumulated other comprehensive (loss) income balance at end of year	$(3)	$3	$39

As of December 31, 2010, $12 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments
The following table summarizes the classification and fair value amounts of derivative instruments reported in the consolidated balance sheet as of December 31, 2010.

	Derivatives in asset positions		Derivatives in liability positions
		Fair		Fair
(in millions)	Balance sheet location	value	Balance sheet location	value

Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$136
			Accounts payable
Foreign exchange contracts	Prepaid expenses and other	23	and accrued liabilities	$19
Foreign exchange contracts	Other long-term assets	8	Other long-term liabilities	2

Total derivative instruments designated as hedges		$167		$21

Undesignated derivative instruments
			Accounts payable
Foreign exchange contracts	Prepaid expenses and other	$—	and accrued liabilities	$—

Total derivative instruments		$167		$21

The following table summarizes the classification and fair value amounts of derivative instruments reported in the consolidated balance sheet as of December 31, 2009.

	Derivatives in asset positions		Derivatives in liability positions
		Fair		Fair
(in millions)	Balance sheet location	value	Balance sheet location	value

Derivative instruments designated as hedges
Interest rate contracts	Prepaid expenses and other	$25	Other long-term liabilities	$1
Interest rate contracts	Other long-term assets	60
			Accounts payable and
Foreign exchange contracts	Prepaid expenses and other	20	accrued liabilities	112

Total derivative instruments designated as hedges		$105		$113

Undesignated derivative instruments
			Accounts payable and
Foreign exchange contracts	Prepaid expenses and other	$—	accrued liabilities	$—

Total derivative instruments		$105		$113

Hedges of Net Investments in Foreign Operations
In 2008, the company terminated its remaining net investment hedge portfolio and no longer has any outstanding net investment hedges. Of the $528 million of net settlement payments in 2008, $540 million of cash outflows were included as payments of obligations in the financing section and $12 million of cash inflows were included in the operating section of the consolidated statement of cash flows. The net after-tax losses related to net investment hedge instruments recorded in OCI were $33 million in 2008.

Fair Value Measurements
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

		Basis of fair value measurement
		Quoted prices in
		active markets for	Significant other	Significant
	Balance at	identical assets	observable inputs	unobservable inputs
(in millions)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$31	$—	$31	$—
Interest rate hedges	136	—	136	—
Equity securities	18	18	—	—

Total assets	$185	$18	$167	$—

Liabilities
Foreign currency hedges	$21	$—	$21	$—
Contingent payments related to acquisitions and investments	125	—	—	125

Total liabilities	$146	$—	$21	$125

		Basis of fair value measurement
		Quoted prices in
		active markets for	Significant other	Significant
	Balance at	identical assets	observable inputs	unobservable inputs
(in millions)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$20	$—	$20	$—
Interest rate hedges	85	—	85	—
Equity securities	13	13	—	—

Total assets	$118	$13	$105	$—

Liabilities
Foreign currency hedges	$112	$—	$112	$—
Interest rate hedges	1	—	1	—
Contingent payments related to acquisitions and investments	59	—	—	59

Total liabilities	$172	$—	$113	$59

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

Refer to Note 4 for further information regarding changes in fair value of the contingent payments related to acquisitions and investments. Refer to Note 9 for fair value disclosures related to the company’s pension plans.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and investments.

(in millions)

Fair value as of December 31, 2008	$—
Additions, net of payments	57
Unrealized loss recognized in earnings	2

Fair value as of December 31, 2009	59
Additions, net of payments	60
Unrealized loss recognized in earnings	6

Fair value as of December 31, 2010	$125

The unrealized loss recognized in earnings relates to liabilities held at December 31, 2010 and is reported in cost of sales and R&D expense. The additions during 2010 principally relate to the fair value of contingent payments associated with the company’s acquisition of ApaTech. Refer to Note 4 for more information regarding ApaTech.

As discussed further in Note 5, the company recorded asset impairment charges related to its COLLEAGUE and SYNDEO infusion pumps in 2010, 2009 and 2008, and its business optimization initiatives in 2010 and 2009. Also, as further discussed in Note 2, the company recorded asset impairment charges associated with its SOLOMIX drug delivery system in 2009 and its CLEARSHOT pre-filled syringe program in 2008. As the assets had no alternative use and no salvage value, the fair values, measured using significant unobservable inputs (Level 3), were assessed to be zero.

Book Values and Fair Values of Financial Instruments
In addition to the financial instruments that the company is required to recognize at fair value on the consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized on the consolidated balance sheets and the approximate fair values.

			Approximate
	Book values		fair values
as of December 31 (in millions)	2010	2009	2010	2009

Assets
Long-term insurance receivables	$31	$49	$30	$47
Investments	32	31	32	31
Liabilities
Short-term debt	15	29	15	29
Current maturities of long-term debt and lease obligations	9	682	9	697
Other long-term debt and lease obligations	4,363	3,440	4,666	3,568
Long-term litigation liabilities	76	45	74	44

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

NOTE 8
COMMON STOCK

Stock-Based Compensation
The company’s stock-based compensation generally includes stock options, performance share units (PSUs), restricted stock units (RSUs) and purchases under employee stock purchase plans. Shares issued relating to the company’s stock-based plans are generally issued out of treasury stock. As of December 31, 2010, approximately 18 million authorized shares are available for future awards under the company’s stock-based compensation plans.

Stock Compensation Expense
Stock compensation expense recognized in the consolidated statements of income was $120 million, $140 million and $146 million in 2010, 2009 and 2008, respectively. The related tax benefit recognized was $36 million, $40 million and $46 million in 2010, 2009 and 2008, respectively.

Stock compensation expense is recorded at the corporate level and is not allocated to a segment. Approximately 70% of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of sales and R&D expenses. Costs capitalized in the consolidated balance sheet at December 31, 2010 were not significant.

Stock compensation expense is based on awards expected to vest, and therefore has been reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Stock Options
Stock options are granted to employees and non-employee directors with exercise prices at least equal to 100% of the market value on the date of grant. Stock options generally vest in one-third increments over a three-year period. Stock options granted to non-employee directors generally cliff-vest 100% one year from the grant date. Stock options typically have a contractual term of 10 years. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period.

The fair value of stock options is determined using the Black-Scholes model. The weighted-average assumptions used in estimating the fair value of stock options granted during each year, along with the weighted-average grant-date fair values, were as follows.

years ended December 31	2010	2009	2008

Expected volatility	22%	30%	24%
Expected life (in years)	4.5	4.5	4.5
Risk-free interest rate	2.0%	1.8%	2.4%
Dividend yield	2.0%	2.0%	1.5%
Fair value per stock option	$10	$12	$12

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

The following table summarizes stock option activity for the year ended December 31, 2010 and stock option information at December 31, 2010.

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
(options and aggregate intrinsic values in thousands)	Options	price	(in years)	value

Outstanding at January 1, 2010	43,139	$46.00
Granted	8,173	58.73
Exercised	(7,422)	40.07
Forfeited	(1,107)	56.50
Expired	(718)	51.03

Outstanding at December 31, 2010	42,065	$49.15	5.9	$198,921

Vested or expected to vest as of December 31, 2010	41,240	$48.99	5.8	$198,854

Exercisable at December 31, 2010	28,174	$45.37	4.6	$197,784

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last trading day of the year. The total intrinsic value of options exercised was $110 million, $108 million and $328 million in 2010, 2009 and 2008, respectively.

As of December 31, 2010, $72 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.7 years.

PSUs
The company’s annual equity awards stock compensation program for senior management includes the issuance of PSUs with market-based conditions. The company’s overall mix of annual stock compensation awards for senior management is approximately 50% stock options and 50% PSUs.

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

The fair value of PSUs is determined using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award. The assumptions used in estimating the fair value of PSUs granted during each year, along with the weighted-average grant-date fair values, were as follows.

years ended December 31	2010	2009	2008

Baxter volatility	26%	25%	20%
Peer group volatility	20%-59%	20%-59%	12%-37%
Correlation of returns	0.29-0.63	0.30-0.61	0.12-0.40
Risk-free interest rate	1.3%	1.6%	1.9%
Fair value per PSU	$63	$65	$67

The company granted approximately 590,000, 580,000 and 650,000 PSUs in 2010, 2009 and 2008, respectively. Unrecognized compensation cost related to all unvested PSUs of $28 million at December 31, 2010 is expected to be recognized as expense over a weighted-average period of 1.7 years.

The following table summarizes nonvested PSU activity for the year ended December 31, 2010.

		Weighted-
		average
		grant-date
(share units in thousands)	Share units	fair value

Nonvested PSUs at January 1, 2010	1,124	$66.10
Granted	588	63.10
Vested	(524)	66.79
Forfeited	(184)	65.40

Nonvested PSUs at December 31, 2010	1,004	$64.12

RSUs
The company periodically grants RSUs to employees for recognition and retention purposes. These RSUs principally vest in one-third increments over a three-year period. The company also annually grants RSUs to non-employee directors. These awards vest one year from the grant date. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period. The fair value of RSUs is determined based on the number of shares granted and the quoted price of the company’s common stock on the date of grant.

The following table summarizes nonvested RSU activity for the year ended December 31, 2010.

		Weighted-
		average
		grant-date
(share units in thousands)	Share units	fair value

Nonvested RSUs at January 1, 2010	367	$56.41
Granted	148	47.06
Vested	(168)	53.14
Forfeited	(12)	58.29

Nonvested RSUs at December 31, 2010	335	$53.85

As of December 31, 2010, $8 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 2.3 years. The weighted-average grant-date fair value of RSUs in 2010, 2009 and 2008 was $47.06, $52.51 and $62.55, respectively. The fair value of RSUs and restricted stock vested in 2010, 2009 and 2008 was $9 million, $19 million and $34 million, respectively.

Employee Stock Purchase Plans
Nearly all employees are eligible to participate in the company’s employee stock purchase plans. For subscriptions beginning on or after January 1, 2008, the employee purchase price is 85% of the closing market price on the purchase date.

During 2010, 2009 and 2008, the company issued approximately 1.0 million, 875,000 and 727,000 shares, respectively, under employee stock purchase plans. The number of shares under subscription at December 31, 2010 totaled approximately 1.1 million.

Realized Excess Income Tax Benefits and the Impact on the Statement of Cash Flows
Realized excess tax benefits associated with stock compensation are presented in the consolidated statement of cash flows as an outflow within the operating section and an inflow within the financing section. Realized excess tax benefits from stock-based compensation were $41 million, $96 million and $112 million in 2010, 2009 and 2008, respectively.

Stock Repurchase Programs
As authorized by the board of directors, the company repurchases its stock from time to time depending on the company’s cash flows, net debt level and market conditions. The company purchased 30 million shares for $1.5 billion in 2010, 23 million shares for $1.2 billion in 2009 and 32 million shares for $2.0 billion in 2008. In March 2008, the board of directors authorized the repurchase of up to $2.0 billion of the company’s common stock. There is no remaining availability under the March 2008 authorization as of December 31, 2010. In July 2009, the board of directors authorized the repurchase of up to $2.0 billion of the company’s common stock. At December 31, 2010, approximately $500 million remained available under the July 2009 authorization. In December 2010, the board of directors authorized the repurchase of up to an additional $2.5 billion of the company’s common stock. No shares had been repurchased under this authorization as of December 31, 2010.

Cash Dividends
In November 2008, the board of directors declared a quarterly dividend of $0.26 per share ($1.04 per share on an annualized basis), representing an increase of 20% over the previous quarterly rate. In November 2009, the board of directors declared a quarterly dividend of $0.29 per share ($1.16 per share on an annualized basis), representing an increase of 12% over the previous quarterly rate. In November 2010, the board of directors declared a quarterly dividend of $0.31 per share ($1.24 per share on an annualized basis), which was paid on January 5, 2011 to shareholders of record as of December 10, 2010. The dividend represented an increase of 7% over the previous quarterly rate of $0.29 per share.

NOTE 9
RETIREMENT AND OTHER BENEFIT PROGRAMS

The company sponsors a number of qualified and nonqualified pension plans for eligible employees. The company also sponsors certain unfunded contributory healthcare and life insurance benefits for substantially all domestic retired employees. Newly hired employees in the United States and Puerto Rico are not eligible to participate in the pension plans but receive a higher level of company contributions in the defined contribution plans.

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

	Pension benefits		OPEB
as of and for the years ended December 31 (in millions)	2010	2009	2010	2009

Benefit obligations
Beginning of period	$3,965	$3,475	$506	$477
Service cost	99	87	6	5
Interest cost	228	219	30	30
Participant contributions	8	8	14	13
Actuarial loss	335	268	11	24
Benefit payments	(168)	(151)	(35)	(33)
Foreign exchange and other	(29)	59	—	(10)

End of period	4,438	3,965	532	506

Fair value of plan assets
Beginning of period	2,822	2,381	—	—
Actual return on plan assets	413	377	—	—
Employer contributions	416	170	21	20
Participant contributions	8	8	14	13
Benefit payments	(168)	(151)	(35)	(33)
Foreign exchange and other	(12)	37	—	—

End of period	3,479	2,822	—	—

Funded status at December 31	$(959)	$(1,143)	$(532)	$(506)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$21	$20	$—	$—
Current liability	(17)	(16)	(25)	(25)
Noncurrent liability	(963)	(1,147)	(507)	(481)

Net liability recognized at December 31	$(959)	$(1,143)	$(532)	$(506)

Accumulated Benefit Obligation Information
The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of the company’s pension plans was $4.1 billion and $3.6 billion at the 2010 and 2009 measurement dates, respectively.

The information in the funded status table above represents the totals for all of the company’s pension plans. The following is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

as of December 31 (in millions)	2010	2009

ABO	$3,751	$3,392
Fair value of plan assets	3,053	2,520

The following is information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets, and are therefore also included in the table directly above).

as of December 31 (in millions)	2010	2009

PBO	$4,212	$3,845
Fair value of plan assets	3,232	2,682

Expected Net Pension and OPEB Plan Payments for the Next 10 Years

	Pension
(in millions)	benefits	OPEB

2011	$166	$25
2012	182	27
2013	196	29
2014	212	30
2015	226	31
2016 through 2020	1,351	175

Total expected net benefit payments for next 10 years	$2,333	$317

The expected net benefit payments above reflect the company’s share of the total net benefits expected to be paid from the plans’ assets (for funded plans) or from the company’s assets (for unfunded plans). The total expected OPEB benefit payments for the next ten years are net of approximately $53 million of expected federal subsidies relating to the Medicare Prescription Drug, Improvement and Modernization Act, including $3 million, $4 million, $4 million, $5 million and $5 million in each of the years 2011, 2012, 2013, 2014 and 2015, respectively.

Amounts Recognized in AOCI
The pension and OPEB plans’ gains or losses, prior service costs or credits, and transition assets or obligations not yet recognized in net periodic benefit cost are recognized on a net-of-tax basis in AOCI and will be amortized from AOCI to net periodic benefit cost in the future. The following is a summary of the pre-tax losses included in AOCI at December 31, 2010 and December 31, 2009.

	Pension
(in millions)	benefits	OPEB

Actuarial loss	$1,805	$84
Prior service cost (credit) and transition obligation	3	(8)

Total pre-tax loss recognized in AOCI at December 31, 2010	$1,808	$76

Actuarial loss	$1,731	$75
Prior service cost (credit) and transition obligation	4	(15)

Total pre-tax loss recognized in AOCI at December 31, 2009	$1,735	$60

Refer to Note 1 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

years ended December 31 (in millions)	2010	2009	2008

Charge arising during the year, net of tax expense of ($74) in 2010, ($53) in 2009 and ($348) in 2008	$(135)	$(116)	$(641)
Amortization of loss to earnings, net of tax benefit of $42 in 2010, $35 in 2009 and $29 in 2008	78	62	50

Pension and other employee benefits charge	$(57)	$(54)	$(591)

The OCI activity for pension and OPEB plans related almost entirely to actuarial losses. Activity relating to prior service costs and credits and transition obligations was insignificant.

Amounts Expected to be Amortized From AOCI to Net Periodic Benefit Cost in 2011

With respect to the AOCI balance at December 31, 2010, the following is a summary of the pre-tax amounts expected to be amortized to net periodic benefit cost in 2011.

	Pension
(in millions)	benefits	OPEB

Actuarial loss	$174	$3
Prior service cost (credit) and transition obligation	1	(5)

Total pre-tax amount expected to be amortized from AOCI to net pension and OPEB cost in 2011	$175	$(2)

Net Periodic Benefit Cost

years ended December 31 (in millions)	2010	2009	2008

Pension benefits
Service cost	$99	$87	$86
Interest cost	228	219	202
Expected return on plan assets	(282)	(250)	(230)
Amortization of net losses and other deferred amounts	125	99	79

Net periodic pension benefit cost	$170	$155	$137

OPEB
Service cost	$6	$5	$5
Interest cost	30	30	30
Amortization of prior service costs and net loss	(5)	(2)	—

Net periodic OPEB cost	$31	$33	$35

Weighted -Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	Pension benefits		OPEB
	2010	2009	2010	2009

Discount rate
U.S. and Puerto Rico plans	5.45%	6.05%	5.40%	5.95%
International plans	4.57%	4.81%	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	4.50%	4.50%	n/a	n/a
International plans	3.57%	3.58%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	7.50%	7.00%
Rate decreased to	n/a	n/a	5.00%	5.00%
by the year ended	n/a	n/a	2016	2014

The assumptions above, which were used in calculating the December 31, 2010 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2011.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	Pension benefits			OPEB
	2010	2009	2008	2010	2009	2008

Discount rate
U.S. and Puerto Rico plans	6.05%	6.50%	6.35%	5.95%	6.50%	6.30%
International plans	4.81%	5.17%	5.10%	n/a	n/a	n/a
Expected return on plan assets
U.S. and Puerto Rico plans	8.50%	8.50%	8.50%	n/a	n/a	n/a
International plans	6.81%	7.44%	7.00%	n/a	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	4.50%	4.50%	4.50%	n/a	n/a	n/a
International plans	3.58%	3.57%	3.69%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	7.00%	7.50%	8.00%
Rate decreased to	n/a	n/a	n/a	5.00%	5.00%	5.00%
by the year ended	n/a	n/a	n/a	2014	2014	2014

The company establishes the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on the company’s asset allocation), as well as an analysis of current market and economic information and future expectations. The company plans to use an 8.25% assumption for its U.S. and Puerto Rico plans for 2011.

Effect of a One-Percent Change in Assumed Healthcare Cost Trend Rate on the OPEB Plan

	One percent		One percent
	increase		decrease
years ended December 31 (in millions)	2010	2009	2010	2009

Effect on total of service and interest cost components of OPEB cost	$5	$4	$(4)	$(4)
Effect on OPEB obligation	$63	$58	$(53)	$(49)

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

The investment committee’s documented policies and procedures include the following:

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

Plan assets are managed in a balanced portfolio comprised of two major components: equity securities and fixed income securities. The target allocations for plan assets are 60 percent in equity securities and 40 percent in fixed income securities and other holdings. The documented policy includes an allocation range based on each individual investment type within the major components that allows for a variance from the target allocations of approximately 10 percentage points. Equity securities primarily include common stock of U.S. and international companies, common/collective trust funds, mutual funds, and partnership investments. Fixed income securities and other holdings primarily include cash, money market funds with an original maturity of three months or less, U.S. and foreign government and governmental agency issues, corporate bonds, municipal securities, derivative contracts and asset-backed securities.

The following tables summarize the bases used to measure the pension plan assets and liabilities that are carried at fair value on a recurring basis.

		Basis of fair value measurement
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	Balance at	identical assets	observable inputs	inputs
(in millions)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed income securities
Cash and cash equivalents	$118	$13	$105	$—
U.S. government and government agency issues	375	—	375	—
Corporate bonds	555	—	555	—
Equity securities
Common stock:
Large cap	930	930	—	—
Mid cap	438	438	—	—
Small cap	171	171	—	—

Total common stock	1,539	1,539	—	—

Mutual funds	259	125	134	—
Common/collective trust funds	409	—	404	5
Partnership investments	151	—	—	151
Other holdings	73	2	69	2
Collateral held on loaned securities	271	—	271	—
Liabilities
Collateral to be paid on loaned securities	(271)	(93)	(178)	—

Fair value of pension plan assets	$3,479	$1,586	$1,735	$158

		Basis of fair value measurement
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	Balance at	identical assets	observable inputs	inputs
(in millions)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Fixed income securities
Cash and cash equivalents	$97	$5	$92	$—
U.S. government and government agency issues	261	—	261	—
Corporate bonds	466	—	466	—
Equity securities
Common stock:
Large cap	787	787	—	—
Mid cap	276	275	1	—
Small cap	147	147	—	—

Total common stock	1,210	1,209	1	—

Mutual funds	230	111	119	—
Common/collective trust funds	351	—	348	3
Partnership investments	144	—	—	144
Other holdings	63	—	61	2
Collateral held on loaned securities	332	—	332	—
Liabilities
Collateral to be paid on loaned securities	(332)	(173)	(159)	—

Fair value of pension plan assets	$2,822	$1,152	$1,521	$149

The following is a reconciliation of changes in fair value measurements that used significant unobservable inputs (Level 3).

		Common/collective	Partnership
(in millions)	Total	trust funds	investments	Other holdings

Balance at December 31, 2008	$143	$3	$138	$2
Actual return on plan assets still held at year end	3	—	3	—
Actual return on plan assets sold during the year	(3)	—	(3)	—
Purchases, sales and settlements	6	—	6	—

Balance at December 31, 2009	149	3	144	2
Actual return on plan assets still held at year end	9	—	9	—
Actual return on plan assets sold during the year	(6)	—	(6)	—
Purchases, sales and settlements	6	2	4	—

Balance at December 31, 2010	$158	$5	$151	$2

The assets and liabilities of the company’s pension plans are valued using the following valuation methods:

Investment category	Valuation methodology

Cash and cash equivalents	Values are based on cost, including the effects of foreign currency, which approximates fair value
U.S. government and government agency issues	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs
Corporate bonds	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs
Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges
Mutual funds
Values are based on the net asset value of the units held in the respective fund which are obtained from national and international exchanges or based on the net asset value of the underlying assets of the fund provided by the fund manager

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

Expected Pension and OPEB Plan Funding
The company’s funding policy for its pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by the company, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. The company has no obligation to fund its principal plans in the United States and Puerto Rico in 2011. The company continually reassesses the amount and timing of any discretionary contributions. The company expects to make cash contributions to its pension plans of at least $214 million in 2011, which includes a $150 million discretionary cash contribution made to its pension plan in the United States in January 2011. The company expects to have net cash outflows relating to its OPEB plan of approximately $25 million in 2011.

The table below details the funded status percentage of the company’s pension plans as of December 31, 2010, including certain plans that are unfunded in accordance with the guidelines of the company’s funding policy outlined above. The table excludes the $150 million discretionary cash contribution made to the pension plan in the United States in January 2011.

	United States and Puerto Rico		International
	Qualified	Nonqualified		Unfunded
as of December 31, 2010 (in millions)	plans	plan	Funded plans	plans	Total

Fair value of plan assets	$2,959	n/a	$520	n/a	$3,479
PBO	3,391	$164	655	$228	4,438
Funded status percentage	87%	n/a	79%	n/a	78%

U.S. Defined Contribution Plan
Most U.S. employees are eligible to participate in a qualified defined contribution plan. Company contributions were $39 million in 2010, $40 million in 2009 and $36 million in 2008.

NOTE 10
INCOME TAXES

Income Before Income Tax Expense by Category

years ended December 31 (in millions)	2010	2009	2008

United States	$191	$445	$262
International	1,699	2,289	2,200

Income before income taxes	$1,890	$2,734	$2,462

Income Tax Expense

years ended December 31 (in millions)	2010	2009	2008

Current
United States
Federal	$73	$67	$—
State and local	17	(4)	2
International	297	189	155

Current income tax expense	387	252	157

Deferred
United States
Federal	178	186	174
State and local	16	24	29
International	(118)	57	77

Deferred income tax expense	76	267	280

Income tax expense	$463	$519	$437

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2010	2009

Deferred tax assets
Accrued expenses	$210	$173
Retirement benefits	506	570
Alternative minimum tax credit	67	67
Tax credits and net operating losses	303	254
Valuation allowances	(118)	(144)

Total deferred tax assets	968	920

Deferred tax liabilities
Subsidiaries’ unremitted earnings	212	177
Asset basis differences	47	31
Other	—	5

Total deferred tax liabilities	259	213

Net deferred tax asset	$709	$707

At December 31, 2010, the company had U.S. operating loss carryforwards totaling $21 million and foreign tax credit carryforwards totaling $80 million. The operating loss carryforwards expire between 2011 and 2021. The foreign tax credits expire in 2018. At December 31, 2010, the company had foreign net operating loss carryforwards totaling $437 million. Of this amount, $1 million expires in 2011, $4 million expires in 2012, $9 million expires in 2013, $11 million expires in 2014, $12 million expires in 2015, $1 million expires in 2016, $37 million expires after 2016 and $362 million has no expiration date. Realization of these operating loss and tax credit carryforwards depends on generating sufficient taxable income in future periods. A valuation allowance of $118 million and $144 million was recorded at December 31, 2010 and 2009, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards, because the company does not believe it is more likely than not that these assets will be fully realized prior to expiration. The company will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.

Income Tax Expense Reconciliation

years ended December 31 (in millions)	2010	2009	2008

Income tax expense at U.S. statutory rate	$662	$957	$862
Operations subject to tax incentives	(325)	(433)	(402)
State and local taxes	18	26	20
Foreign tax benefit	(40)	(56)	(26)
Tax on repatriations of foreign earnings	38	—	14
Contingent tax matters	39	(4)	(23)
Medicare Part D subsidies	39	—	—
Valuation allowance reductions, net	—	—	(29)
Other factors	32	29	21

Income tax expense	$463	$519	$437

The company recognized income tax expense of $93 million during 2010 relating to 2010 and prior earnings outside the United States that are not deemed indefinitely reinvested, of which $38 million related to earnings from years prior to 2010. The company continues to evaluate whether to indefinitely reinvest earnings in certain foreign jurisdictions as it continues to analyze the company’s global financial structure. Currently, management intends to continue to reinvest past earnings in several jurisdictions outside of the United States indefinitely, and therefore has not recognized U.S. income tax expense on these earnings. U.S. federal and state income taxes, net of applicable credits, on these foreign unremitted earnings of $7.5 billion as of December 31, 2010 would be approximately $2.4 billion. As of December 31, 2009 the foreign unremitted earnings and U.S. federal and state income tax amounts were $6.8 billion and $2.1 billion, respectively.

Effective Income Tax Rate
The effective income tax rate was 25% in 2010, 19% in 2009 and 18% in 2008. As detailed in the income tax expense reconciliation table above, the company’s effective tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events. The increase in the effective tax rate in 2010 was principally due to a $588 million charge related to the recall of COLLEAGUE infusion pumps from the U.S. market for which there was no net tax benefit recognized, a $39 million write-off of a deferred tax asset as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation enacted in the United States, a charge related to contingent tax matters, and $34 million of IPR&D charges for which the tax benefit was lower than the U.S. statutory rate. These items were partially offset by the tax benefits from the U.S. generic injectables business impairment charge, the business optimization charge and a charge related to litigation associated with the company’s 2008 recall of its heparin sodium injection products in the United States, in addition to a change in the earnings mix from higher tax to lower tax rate jurisdictions compared to the prior year period. The effective tax rate for 2009 was impacted by greater income in jurisdictions with higher tax rates, partially offset by $51 million of income tax benefit from the use of foreign tax losses.

Unrecognized Tax Benefits
The company classifies interest and penalties associated with income taxes in the income tax expense line in the consolidated statements of income. Interest and penalties recorded during 2010, 2009 and 2008 were not material. The liability recorded at December 31, 2010 and 2009 related to interest and penalties was $49 million and $41 million, respectively.

The following is a reconciliation of the company’s unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008.

as of and for the years ended (in millions)	2010	2009	2008

Balance at beginning of the year	$458	$509	$490
Increase associated with tax positions taken during the current year	78	7	15
Increase (decrease) associated with tax positions taken during a prior year	12	(26)	34
Settlements	(15)	(22)	(23)
Decrease associated with lapses in statutes of limitations	(43)	(10)	(7)

Balance at end of the year	$490	$458	$509

Of the gross unrecognized tax benefits, $432 million and $396 million were recognized as liabilities in the consolidated balance sheets as of December 31, 2010 and 2009, respectively.

None of the positions included in the liability for uncertain tax positions related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Also, the reduction of the unrecognized tax benefits in each year did not significantly affect the company’s effective tax rate.

Tax Incentives
The company has received tax incentives in Puerto Rico, Switzerland, and certain other taxing jurisdictions outside the United States. The financial impact of the reductions as compared to the U.S. federal statutory rate is indicated in the income tax expense reconciliation table above. The tax reductions as compared to the local statutory rate favorably impacted earnings per diluted share by $0.51 in 2010, $0.50 in 2009 and $0.45 in 2008. The Puerto Rico grant provides that the company’s manufacturing operations will be partially exempt from local taxes until the year 2018. The Switzerland grant provides that the company’s manufacturing operations will be partially exempt from local taxes until the year 2017. The tax incentives in the other jurisdictions continue through at least 2011.

Examinations of Tax Returns
As of December 31, 2010, Baxter had ongoing audits in the United States, Canada, Germany and the United Kingdom, as well as bilateral Advance Pricing Agreement proceedings that the company voluntarily initiated between the U.S. government and the government of Switzerland with respect to intellectual property, product, and service transfer pricing arrangements. Baxter expects to reduce the amount of its liability for uncertain tax positions within the next 12 months by approximately $280 million due principally to the resolution of certain multi-jurisdictional transfer pricing issues and the expiration of certain statutes of limitation. While the final outcome of these matters is inherently uncertain, the company believes it has made adequate tax provisions for all years subject to examination.

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

Patent Litigation
Sevoflurane Litigation
Since 2000, Baxter’s generic sevoflurane has been the subject of several patent infringement actions initiated by Abbott Laboratories and Central Glass Company. Both lawsuits in the United States were resolved in Baxter’s favor, the first in 2006 by the Court of Appeals for the Federal Circuit’s decision that the asserted patent was invalid; the second in 2009 by a ruling of the U.S.D.C for the Northern District of Illinois that Baxter’s product did not infringe a related patent. This later ruling was upheld on reconsideration in 2010 and was not appealed by Abbott or Central Glass. In 2009, a lawsuit filed in Japan alleging infringement of a counterpart Japanese patent was also resolved in Baxter’s favor by the appellate court’s non-infringement determination. A related action remains pending in Colombia.

Peritoneal Dialysis Litigation
In October 2006, Baxter Healthcare Corporation, a direct wholly-owned subsidiary of Baxter, and DEKA Products Limited Partnership (DEKA) filed a patent infringement lawsuit against Fresenius Medical Care Holdings, Inc. and Fresenius USA, Inc. The complaint alleged that Fresenius’ sale of the Liberty Cycler peritoneal dialysis systems and related disposable items and equipment infringed nine U.S. patents, which are owned by Baxter or exclusively licensed in the peritoneal dialysis field to Baxter from DEKA. During the pendency of the litigation, Fresenius agreed to remove certain functionality from the Liberty Cycler and the parties agreed to stay or dismiss seven of the patents. In July 2010, a jury in the U.S.D.C. for the Northern District of California found that the remaining two patents were not infringed by Fresenius. In February 2011, the court denied Baxter’s post trial motions requesting that the verdict be overturned and a new trial be ordered.

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

Product Liability Litigation
Heparin Litigation
In connection with the recall of heparin products in the United States, approximately 770 lawsuits have been filed alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. In June 2008, a number of these federal cases were consolidated in the U.S.D.C. for the Northern District of Ohio for pretrial case management under the Multi District Litigation rules. In September 2008, a number of state court cases were consolidated in Cook County, Illinois for pretrial case management, with a scheduled trial date for the first of these cases in May 2011. Discovery is ongoing with respect to these matters.

Propofol Litigation
The company is a defendant, along with others, in numerous lawsuits filed in state court in Las Vegas, Nevada. These lawsuits allege that health care workers improperly reused vials of propofol during endoscopy procedures, which resulted in the transmission of Hepatitis C to patients. These lawsuits allege that Teva Pharmaceuticals USA, Inc. (Teva) (as the manufacturer) and the company (as the distributor) improperly designed, manufactured and sold larger vials of propofol to these endoscopy centers. The first case went to trial against Teva and the company in April 2010. The jury awarded the plaintiffs $5 million in compensatory damages and $500 million in punitive damages ($356 million against Teva and $144 million against the company). Teva and the company have appealed this decision. Additionally, Baxter believes it is entitled to indemnity in these matters pursuant to an indemnity agreement entered into with Teva in 2009. The next trial is scheduled for April 2011.

Factor Concentrates Litigation
Baxter currently is a defendant in a number of lawsuits and subject to additional claims brought by individuals who have hemophilia and their families, all seeking damages for injuries allegedly caused by anti-hemophilic factor concentrates VIII or IX derived from human blood plasma (factor concentrates) processed by the company and other acquired entities from the late 1970s to the mid-1980s. The typical case or claim alleges that the individual was infected with the HIV or HCV virus by factor concentrates that contained one or both viruses. None of these cases involves factor concentrates currently processed by the company. The vast majority of these claims have been resolved.

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

In May 2010, a shareholder derivative action was brought on behalf of the company in the Circuit Court of Lake County, Illinois against the company’s board of directors, its Chief Executive Officer and its then current Chief Financial Officer and President of Medication Delivery. The complaint alleges that the defendants breached their fiduciary duties to the company and caused substantial damage to the company in connection with addressing the COLLEAGUE infusion pump matter. Since October 2010, four additional derivative actions have been filed on behalf of the company against the company’s board of directors and certain current and former executive officers in the U.S.D.C. for the Northern District of Illinois. In January 2011, the Lake County action was stayed at the request of the Federal Court plaintiffs. The complaints allege breach of fiduciary duties and substantial damage to the company arising from the manner in which the COLLEAGUE matter has been addressed under state law as well as in some cases violations of the federal securities laws. Plaintiffs seek monetary damages for the company and corporate governance reform and attorneys’ fees.

In September 2010, a purported class action was filed in the U.S.D.C. for the Northern District of Illinois against the company and certain of its current executive officers. The complaint alleges that, from September 17, 2009 to May 3, 2010, the defendants issued materially false and misleading statements regarding the company’s plasma-based therapies business and the company’s remediation of its COLLEAGUE infusion pumps causing the company’s common stock to trade at artificially high levels. A similar suit was filed against the company and certain of its executive officers in the U.S.D.C. for the Northern District of Illinois in November 2010. These suits seek to recover the lost value of investors’ stock as damages. These suits have been consolidated for further proceedings.

In October 2005, the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to effect the seizure of COLLEAGUE and SYNDEO infusion pumps that were on hold in Northern Illinois. Customer-owned pumps were not affected. In June 2006, Baxter Healthcare Corporation entered into a Consent Decree for Condemnation and Permanent Injunction with the United States to resolve this seizure litigation. Pursuant to the Consent Decree, on July 13, 2010 the FDA issued a final order regarding the recall of the company’s COLLEAGUE infusion pumps currently in use in the United States. The company is executing the recall through July 13, 2012 by offering its customers an option to replace their COLLEAGUE infusion pumps or receive monetary consideration. The company will permit lessees to terminate their leases without penalty and refund any prepaid, unused lease portion upon the return of the devices. Additional third-party claims may be filed in connection with the COLLEAGUE matter. In September 2009, the company received a subpoena from the Office of the United States Attorney for the Northern District of Illinois requesting production of documents relating to the COLLEAGUE infusion pump. The company is fully cooperating with the request.

The company is a defendant, along with others, in nineteen lawsuits brought in various U.S. federal courts alleging that Baxter and certain of its competitors conspired to restrict output and artificially increase the price of plasma-derived therapies since 2003. The complaints attempt to state a claim for class action relief and in some cases demand treble damages. These cases have been consolidated for pretrial proceedings before the U.S.D.C. for the Northern District of Illinois.

The company is a defendant, along with others, in less than a dozen lawsuits which allege that Baxter and other defendants manipulated product reimbursements by, among other things, reporting artificially inflated average wholesale prices (AWP) for Medicare and Medicaid eligible drugs. The cases have been consolidated for pretrial purposes before the U.S.D.C. for the District of Massachusetts. In April 2008, the court preliminarily approved a class settlement resolving Medicare Part B claims and independent health plan claims against Baxter and others, which had previously been reserved for by the company. Final approval of this settlement is expected in 2011. Baxter has also resolved a number of other AWP cases brought by state attorneys general and other plaintiffs. A small number of lawsuits against Baxter brought by relators and state attorneys general remain which seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution.

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

The company has received an inquiry from the U.S. Department of Justice and the Securities and Exchange Commission requesting that the company voluntarily provide information about its business activities in a number of countries. The company is fully cooperating with the agencies and understands that this inquiry is part of a broader review of industry practices for compliance with the U.S. Foreign Corrupt Practices Act.

NOTE 12
SEGMENT INFORMATION

Baxter operates in three segments, each of which is a strategic business that is managed separately because each business develops, manufactures and markets distinct products and services. The segments and a description of their products and services are as follows:

The BioScience business processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; products for regenerative medicine, such as biosurgery products; and select vaccines.

The Medication Delivery business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In October 2010, the company entered into an agreement to divest its U.S. generic injectables business. Refer to Note 3 for further information regarding this divestiture.

The Renal business provides products to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis (PD), a home-based therapy, and also distributes products for hemodialysis, which is generally conducted in a hospital or clinic.

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

Certain items are maintained at the corporate level (Corporate) and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, certain IPR&D charges, certain other charges (such as Greece receivables and business optimization charges), deferred income taxes, certain litigation liabilities and related insurance receivables, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal. All of the company’s Other net sales in the table below relate to the agreements with Fenwal. With respect to depreciation and amortization and expenditures for long-lived assets, the difference between the segment totals and the consolidated totals principally relate to assets maintained at Corporate.

In 2010, 2009 and 2008, the Medication Delivery segment’s pre-tax income included charges of $588 million, $27 million and $125 million, respectively, related to COLLEAGUE and SYNDEO infusion pumps. Refer to Note 5 for further information regarding these charges. Also included in the Medication Delivery segment’s pre-tax income in 2010 was a $112 million impairment charge associated with the company’s agreement to divest its U.S. generic injectables business and a $62 million charge related to litigation associated with the company’s 2008 recall of its heparin sodium injection products in the United States. In 2009 and 2008, the Medication Delivery segment’s pre-tax income included impairment charges of $54 million and $31 million, respectively, associated with the discontinuation of the company’s SOLOMIX drug delivery system in development and the CLEARSHOT pre-filled syringe program. Refer to Note 2 for further information regarding SOLOMIX and CLEARSHOT and the litigation-related charge and Note 3 for further information regarding the U.S. generic injectables business impairment charge.

Significant charges not allocated to a segment in 2010 included a $257 million charge related to business optimization efforts, as further discussed in Note 5, the Greece receivables charge of $28 million, as further discussed in Note 1, and IPR&D charges of $34 million, as further discussed in Note 4. In 2009, the $79 million charge related to the company’s business optimization efforts, as further discussed in Note 5, was not allocated to a segment. Significant charges not allocated to a segment in 2008 included IPR&D charges of $19 million.

Segment Information

		Medication
as of and for the years ended December 31 (in millions)	BioScience	Delivery	Renal	Other	Total

2010
Net sales	$5,640	$4,768	$2,389	$46	$12,843
Depreciation and amortization	211	275	126	73	685
Pre-tax income (loss)	2,232	314	353	(1,009)	1,890
Assets	5,264	5,458	2,047	4,720	17,489
Capital expenditures	367	252	200	144	963

2009
Net sales	$5,573	$4,649	$2,266	$74	$12,562
Depreciation and amortization	181	277	110	70	638
Pre-tax income (loss)	2,283	759	307	(615)	2,734
Assets	5,093	5,629	1,935	4,697	17,354
Capital expenditures	397	291	189	137	1,014

2008
Net sales	$5,308	$4,560	$2,306	$174	$12,348
Depreciation and amortization	177	271	115	68	631
Pre-tax income (loss)	2,174	591	319	(622)	2,462
Assets	4,344	5,051	1,613	4,397	15,405
Capital expenditures	298	352	134	170	954

Pre-Tax Income Reconciliation

years ended December 31 (in millions)	2010	2009	2008

Total pre-tax income from segments	$2,899	$3,349	$3,084
Unallocated amounts
Net interest expense	(87)	(98)	(76)
Certain foreign exchange fluctuations and hedging activities	52	102	57
Stock compensation	(120)	(140)	(146)
Business optimization charges	(257)	(79)	—
Greece receivable charge	(28)	—	—
IPR&D	(34)	—	(19)
Other Corporate items	(535)	(400)	(438)

Consolidated income before income taxes	$1,890	$2,734	$2,462

Assets Reconciliation

as of December 31 (in millions)	2010	2009

Total segment assets	$12,769	$12,657
Cash and equivalents	2,685	2,786
Deferred income taxes	1,462	1,320
Insurance receivables	87	96
PP&E, net	373	365
Other Corporate assets	113	130

Consolidated total assets	$17,489	$17,354

Geographic Information

Net sales are based on product shipment destination and assets are based on physical location.

years ended December 31 (in millions)	2010	2009	2008

Net sales
United States	$5,264	$5,317	$5,044
Europe	4,188	4,181	4,386
Asia-Pacific	1,873	1,613	1,444
Latin America and Canada	1,518	1,451	1,474

Consolidated net sales	$12,843	$12,562	$12,348

as of December 31 (in millions)	2010	2009	2008

Total assets
United States	$6,886	$6,628	$6,765
Europe	6,789	7,825	5,935
Asia-Pacific	1,577	1,313	1,416
Latin America and Canada	2,237	1,588	1,289

Consolidated total assets	$17,489	$17,354	$15,405

as of December 31 (in millions)	2010	2009	2008

PP&E, net
United States	$2,072	$2,026	$1,987
Austria	787	811	650
Other countries	2,401	2,322	1,972

Consolidated PP&E, net	$5,260	$5,159	$4,609

Significant Product Sales

The following is a summary of net sales as a percentage of consolidated net sales for the company’s principal product categories.

years ended December 31	2010	2009	2008

Recombinants	16%	16%	16%
PD Therapy	15%	15%	15%
Global Injectables[1]	15%	14%	13%
IV Therapies[2]	13%	12%	13%
Antibody Therapy	11%	11%	10%
Plasma Proteins[3]	11%	11%	10%

[1]	Primarily consists of the company’s enhanced packaging, premixed drugs, pharmacy compounding, pharmaceutical partnering business and generic injectables.

[2]	Principally includes IV solutions and nutritional products.

[3]	Includes plasma-derived hemophilia (FVII, FVIII and FEIBA), albumin and other plasma-based products.

NOTE 13
QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY’S STOCK (UNAUDITED)

	First	Second	Third	Fourth
years ended December 31 (in millions, except per share data)	quarter	quarter	quarter	quarter	Full year

2010
Net sales[1]	$2,927	$3,194	$3,224	$3,498	$12,843
Gross margin[1]	1,043	1,638	1,659	1,618	5,958
Net (loss) income attributable to Baxter[1,2]	(63)	535	525	423	1,420
Earnings per common share[1,2]
Basic	(0.11)	0.90	0.90	0.73	2.41
Diluted	(0.11)	0.90	0.89	0.72	2.39
Dividends declared	0.29	0.29	0.29	0.31	1.18
Market price
High	61.71	59.92	48.02	51.98	61.71
Low	55.92	40.47	41.14	47.58	40.47

2009
Net sales	$2,824	$3,123	$3,145	$3,470	$12,562
Gross margin	1,488	1,638	1,632	1,767	6,525
Net income attributable to Baxter[3]	516	587	530	572	2,205
Earnings per common share[3]
Basic	0.84	0.97	0.88	0.95	3.63
Diluted	0.83	0.96	0.87	0.94	3.59
Dividends declared	0.26	0.26	0.26	0.29	1.07
Market price
High	60.50	52.96	58.53	59.50	60.50
Low	48.57	46.41	52.34	53.92	46.41

[1]	The first quarter of 2010 included a $588 million charge related to the recall of COLLEAGUE infusion pumps from the U.S. market and other actions the company is undertaking outside the United States. The charge decreased net sales and increased cost of sales by $213 million and $375 million, respectively. Refer to Note 5 for further information regarding these charges.

[2]	The first quarter of 2010 also included a charge of $39 million to write off a deferred tax asset as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program. The second quarter of 2010 included a charge of $28 million to write down accounts receivable in Greece. The third quarter of 2010 included an impairment charge of $112 million principally to write down assets associated with the company’s agreement to divest its U.S. generic injectables business. The fourth quarter of 2010 included a $257 million charge, which primarily related to business optimization efforts, $34 million in IPR&D charges, which principally related to the licensing and acquisition of the hemophilia-related intellectual property and other assets of Archemix, and a charge of $62 million related to litigation associated with the company’s 2008 recall of its heparin sodium injection products in the United States. Refer to Notes 1, 2, 3, 4 and 5 for further information regarding these charges.

[3]	The third quarter of 2009 included a $54 million charge associated with the discontinuation of the company’s SOLOMIX drug delivery system in development and a $27 million charge primarily related to planned retirement costs associated with the SYNDEO PCA Syringe Pump. The fourth quarter of 2009 included a $79 million charge related to the company’s business optimization efforts. Refer to Notes 2 and 5 for further information regarding these charges.

Baxter common stock is listed on the New York, Chicago and SIX Swiss stock exchanges. The New York Stock Exchange is the principal market on which the company’s common stock is traded. At January 31, 2011, there were 44,923 holders of record of the company’s common stock.

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

Management performed an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment under the framework in Internal Control-Integrated Framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Robert L. Parkinson, Jr.	Robert J. Hombach
Chairman of the Board and	Corporate Vice President,
Chief Executive Officer	Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Baxter International Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting incorporated by reference under Item 9A. Our responsibility is to express opinions on these financial statements and on the company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 23, 2011

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2010. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its board of directors, to allow timely decisions regarding required disclosure.

Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2010.

Assessment of Internal Control Over Financial Reporting

Baxter’s report of management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2010 and the audit report regarding the same of Baxter’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

In the second quarter of 2010, the company began the implementation of a new global enterprise resource planning system. In addition, the company is consolidating and outsourcing certain computer operations and application support activities. These multi-year initiatives will be conducted in phases and include modifications to the design and operation of controls over financial reporting. The company is testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and has monitoring controls in place over the implementation of these changes. There have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Refer to information under the captions entitled “Election of Directors,” “Committees of the Board — Audit Committee,” “Corporate Governance — Code of Conduct,” “Corporate Governance — Director Qualifications” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 3, 2011 (the Proxy Statement), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Refer to information under the captions entitled “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Refer to information under the captions entitled “Equity Compensation Plan Information,” “Security Ownership by Directors and Executive Officers” and “Security Ownership by Certain Beneficial Owners” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to the information under the captions entitled “Certain Relationships and Related Transactions,” “Board of Directors” and “Corporate Governance — Director Independence” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Refer to the information under the caption entitled “Audit and Non-Audit Fees” in the Proxy Statement, all of which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

		Page
		Number

(1)	Financial Statements:
	Consolidated Balance Sheets	44
	Consolidated Statements of Income	45
	Consolidated Statements of Cash Flows	46
	Consolidated Statements of Changes in Equity and Comprehensive Income	47
	Notes to Consolidated Financial Statements	48
	Report of Independent Registered Public Accounting Firm	94
(2)	Schedules required by Article 12 of Regulation S-X:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	102
	Schedule II — Valuation and Qualifying Accounts	103
	All other schedules have been omitted because they are not applicable or not required.
(3)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAXTER INTERNATIONAL INC.

By:	/s/ ROBERT L. PARKINSON, JR.
Robert L. Parkinson, Jr.
Chairman and Chief Executive Officer

DATE: February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2011.

Signature	Title

/s/ ROBERT L. PARKINSON, JR. Robert L. Parkinson, Jr.	Chairman and Chief Executive Officer (principal executive officer)

/s/ ROBERT J. HOMBACH Robert J. Hombach	Corporate Vice President, Chief Financial Officer and Treasurer (principal financial officer)

/s/ MICHAEL J. BAUGHMAN Michael J. Baughman	Corporate Vice President and Controller (principal accounting officer)

/s/ WALTER E. BOOMER Walter E. Boomer	Director

/s/ BLAKE E. DEVITT Blake E. Devitt	Director

/s/ JOHN D. FORSYTH John D. Forsyth	Director

/s/ GAIL D. FOSLER Gail D. Fosler	Director

/s/ PETER S. HELLMAN Peter S. Hellman	Director

/s/ WAYNE T. HOCKMEYER, PH.D. Wayne T. Hockmeyer, Ph.D.	Director

/s/ CAROLE J. SHAPAZIAN Carole J. Shapazian	Director

Signature	Title

/s/ THOMAS T. STALLKAMP Thomas T. Stallkamp	Director

/s/ K.J. STORM K.J. Storm	Director

/s/ ALBERT P. L. STROUCKEN Albert P. L. Stroucken	Director

EXHIBIT INDEX

Number and Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 18, 2006).
3.2	Bylaws, as amended and restated on November 11, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 17, 2008).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit(a) to the Company’s Registration Statement on Form S-16 (Registration No. 02-65269), filed on August 17, 1979).
4.2	Indenture, dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to Form 8-A, filed on December 23, 2002).
4.3	Second Supplemental Indenture, dated as of March 10, 2003, to Indenture dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (including form of 4.625% Notes due 2015) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109329), filed on September 30, 2003).
4.4	Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 9, 2006).
4.5	First Supplemental Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (including form of 5.90% Senior Note due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 9, 2006).
4.6	Second Supplemental Indenture, dated December 7, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 6.250% Senior Note due 2037) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 7, 2007).
4.7	Third Supplemental Indenture, dated May 22, 2008, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 5.375% Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 22, 2008).
4.8	Fourth Supplemental Indenture, dated February 26, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 4.00% Senior Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 26, 2009).
4.9	Fifth Supplemental Indenture, dated as of August 20, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 4.50% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 20, 2009).
4.10	Sixth Supplemental Indenture, dated March 9, 2010 between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee, (including forms of 1.800% Senior Notes due 2013 and 4.250% Senior Notes due 2020) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2010).
10.1	Credit Agreement, dated December 20, 2006, among Baxter International Inc. as Borrower, J.P. Morgan Chase Bank, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2006).

Number and Description of Exhibit

10.2		Consent Decree for Condemnation and Permanent Injunction with the United States of America (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2006).
C 10.3		Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 1986).
C 10.4		Baxter International Inc. 2001 Incentive Compensation Program and Amendment No. 1 thereto (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on March 13, 2002).
C 10.5		Baxter International Inc. 2003 Incentive Compensation Program (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 21, 2003).
C 10.6		Baxter International Inc. 2007 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2007).
C 10.7		Baxter International Inc. Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 16, 2007).
C 10.8		2001 Global Stock Option Plan adopted February 27, 2001, Terms and Conditions (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed on March 12, 2003).
C 10.9		Baxter International Inc. Directors’ Deferred Compensation Plan (amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed on February 23, 2010).
C 10.10		Amended and Restated Employment Agreement, between Robert L. Parkinson, Jr. and Baxter International Inc., dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 17, 2008).
C 10.11		Form of Severance Agreement entered into with executive officers (amended and restated effective December 18, 2008) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 19, 2009).
C 10.12		Baxter International Inc. and Subsidiaries Supplemental Pension Plan (amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on February 19, 2009).
C 10.13		Baxter International Inc. and Subsidiaries Deferred Compensation Plan (amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed on February 19, 2009).
C 10.14		Baxter International Inc. Employee Stock Purchase Plan for United States Employees (as amended and restated effective January 1, 2008) and Amendment No. 1 thereto effective as of January 1, 2010 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed on February 23, 2010).
C 10	.15*	Baxter International Inc. Non-Employee Director Compensation Plan (as amended and restated effective January 1, 2009), Amendment No. 1 thereto effective July 27, 2009 and Amendment No. 2 thereto effective January 1, 2011.
C 10.16		Agreement dated April 23, 2009 between John J. Greisch and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on April 24, 2009).
C 10.17		Agreement dated October 21, 2010 between Joy A. Amundson and the Company (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on October 21, 2010).
12	.*	Computation of Ratio of Earnings to Fixed Charges.
21	.*	Subsidiaries of Baxter International Inc.
23	.*	Consent of PricewaterhouseCoopers LLP.

Number and Description of Exhibit

31	.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS**	XBRL Instance Document
101	.SCH**	XBRL Taxonomy Extension Schema Document
101	.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

C	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Baxter International Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 23, 2011 listed in the index appearing under 15(1) in this Form 10-K also included an audit of the financial statement schedule listed in the index appearing under Item 15(2) of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 2011

SCHEDULE II

		Additions	Charged/
	Balance at	Charged to	(Credited)	Deductions	Balance at
Valuation and Qualifying Accounts	Beginning	Costs and	to Other	From	End of
(in millions of dollars)	of Period	Expenses	Accounts(1)	Reserves	Period

Year ended December 31, 2010:
Allowance for doubtful accounts	$118	41	(1)	(19)	$139
Inventory reserves	$273	240	(3)	(151)	$359
Deferred tax asset valuation allowance	$144	13	21	(60)	$118
Year ended December 31, 2009:
Allowance for doubtful accounts	$103	12	15	(12)	$118
Inventory reserves	$247	147	24	(145)	$273
Deferred tax asset valuation allowance	$140	8	12	(16)	$144
Year ended December 31, 2008:
Allowance for doubtful accounts	$134	2	(17)	(16)	$103
Inventory reserves	$212	158	(11)	(112)	$247
Deferred tax asset valuation allowance	$196	8	(18)	(46)	$140

(1)	Valuation accounts of acquired or divested companies and foreign currency translation adjustments.

Reserves are deducted from assets to which they apply.