Form 10-Q
period 2011-03-31
BAXTER INTERNATIONAL INC
filed 2011-05-03
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 28, 2011 was 570,377,620 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended March 31, 2011
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)
(in millions, except per share data)

	Three months ended
	March 31,
	2011	2010

Net sales	$3,284	$2,927
Cost of sales	1,609	1,884

Gross margin	1,675	1,043

Marketing and administrative expenses	716	683
Research and development expenses	214	227
Net interest expense	10	19
Other expense, net	4	2

Income before income taxes	731	112
Income tax expense	154	172

Net income (loss)	577	(60)

Less: Noncontrolling interests	7	3

Net income (loss) attributable to Baxter International Inc. (Baxter)	$570	$(63)

Net income (loss) attributable to Baxter per common share
Basic	$0.99	$(0.11)

Diluted	$0.98	$(0.11)

Weighted-average number of common shares outstanding
Basic	577	602

Diluted	581	602

Cash dividends declared per common share	$0.31	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		March 31,	December 31,
		2011	2010

Current assets	Cash and equivalents	$2,168	$2,685
	Accounts and other current receivables	2,399	2,265
	Inventories	2,517	2,371
	Prepaid expenses and other	677	668

	Total current assets	7,761	7,989

Property, plant and equipment, net		5,419	5,260

Other assets	Goodwill	2,060	2,015
	Other intangible assets, net	500	500
	Other	1,673	1,725

	Total other assets	4,233	4,240

Total assets		$17,413	$17,489

Current liabilities	Short-term debt	$14	$15
	Current maturities of long-term debt and lease obligations	9	9
	Accounts payable and accrued liabilities	3,866	4,017

	Total current liabilities	3,889	4,041

Long-term debt and lease obligations		4,351	4,363

Other long-term liabilities		2,202	2,289

Commitments and contingencies

Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2011 and 2010	683	683
	Common stock in treasury, at cost, 112,110,796 shares in 2011 and 102,761,588 shares in 2010	(6,127)	(5,655)
	Additional contributed capital	5,737	5,753
	Retained earnings	8,316	7,925
	Accumulated other comprehensive loss	(1,875)	(2,139)

	Total Baxter shareholders’ equity	6,734	6,567

	Noncontrolling interests	237	229

	Total equity	6,971	6,796

Total liabilities and equity		$17,413	$17,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Three months ended
		March 31,
		2011	2010

Cash flows from operations	Net income (loss)	$577	$(60)
	Adjustments
	Depreciation and amortization	158	166
	Deferred income taxes	91	91
	Stock compensation	28	30
	Realized excess tax benefits from stock issued under employee benefit plans	(5)	(31)
	Infusion pump charge	—	588
	Other	8	9
	Changes in balance sheet items
	Accounts and other current receivables	(68)	(33)
	Inventories	(61)	(94)
	Accounts payable and accrued liabilities	(135)	(101)
	Business optimization and infusion pump payments	(60)	(23)
	Other, including pension contributions	(162)	(263)

	Cash flows from operations	371	279

Cash flows from investing activities	Capital expenditures	(198)	(230)
	Acquisitions and investments	(14)	(234)

	Cash flows from investing activities	(212)	(464)

Cash flows from financing activities	Issuances of debt	2	602
	Payments of obligations	(3)	(13)
	Cash dividends on common stock	(180)	(174)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	134	171
	Purchases of treasury stock	(637)	(435)
	Other	(4)	(32)

	Cash flows from financing activities	(688)	119

Effect of currency exchange rate changes on cash and equivalents		12	(47)

Decrease in cash and equivalents		(517)	(113)
Cash and equivalents at beginning of period		2,685	2,786

Cash and equivalents at end of period		$2,168	$2,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Annual Report).
In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.
Certain reclassifications have been made to conform the prior period condensed consolidated financial statements and notes to the current period presentation.
2. SUPPLEMENTAL FINANCIAL INFORMATION
Net pension and other postemployment benefits cost
The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended
	March 31,
(in millions)	2011	2010

Pension benefits
Service cost	$28	$25
Interest cost	59	58
Expected return on plan assets	(76)	(71)
Amortization of net losses and other deferred amounts	44	31

Net periodic pension benefit cost	$55	$43

OPEB
Service cost	$2	$1
Interest cost	7	8
Amortization of prior service credit and net loss	(1)	(1)

Net periodic OPEB cost	$8	$8

The company made discretionary cash contributions to its pension plan in the United States totaling $150 million and $300 million in the first quarters of 2011 and 2010, respectively.
Net interest expense

	Three months ended
	March 31,
(in millions)	2011	2010

Interest expense, net of capitalized interest	$22	$28
Interest income	(12)	(9)

Net interest expense	$10	$19

Comprehensive income (loss)

	Three months ended
	March 31,
(in millions)	2011	2010

Comprehensive income (loss)	$842	$(317)
Less: Comprehensive income attributable to noncontrolling interests	8	2

Comprehensive income (loss) attributable to Baxter	$834	$(319)

The increase in comprehensive income attributable to Baxter in the first quarter of 2011 was principally due to the impact of a $588 million charge recorded in the first quarter of 2010 in connection with the recall of COLLEAGUE infusion pumps from the U.S. market, as well as favorable movements in currency translation adjustments (CTA). Refer to Note 3 for further information regarding the COLLEAGUE infusion pump charge.
Effective tax rate
The company’s effective income tax rate was 21.1% and 153.6% in the first quarters of 2011 and 2010, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events. The effective tax rate in the first quarter of 2010 was impacted by a $588 million charge principally related to the recall of COLLEAGUE infusion pumps from the U.S. market, for which there was no net tax benefit recognized, and a $39 million write-off of a deferred tax asset as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation enacted in the United States in 2010. Refer to Note 3 for further information regarding the COLLEAGUE charge.
Earnings (loss) per share
The numerator for both basic and diluted earnings (loss) per share (EPS) is net income (loss) attributable to Baxter. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding employee stock options, performance share units and restricted stock units is reflected in the denominator for diluted EPS using the treasury stock method.
The following is a reconciliation of basic shares to diluted shares.

	Three months ended
	March 31,
(in millions)	2011	2010

Basic shares	577	602
Effect of dilutive securities	4	—

Diluted shares	581	602

The computation of diluted EPS excluded employee stock options to purchase 27 million and 16 million shares for the first quarters of 2011 and 2010, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.
Inventories

	March 31,	December 31,
(in millions)	2011	2010

Raw materials	$554	$536
Work in process	886	787
Finished goods	1,077	1,048

Inventories	$2,517	$2,371

Property, plant and equipment, net

	March 31,	December 31,
(in millions)	2011	2010

Property, plant and equipment, at cost	$10,811	$10,591
Accumulated depreciation and amortization	(5,392)	(5,331)

Property, plant and equipment (PP&E), net	$5,419	$5,260

Goodwill
The following is a reconciliation of goodwill by business segment.

		Medical
(in millions)	BioScience	Products	Total

Balance as of December 31, 2010	$809	$1,206	$2,015
Additions	—	1	1
Currency translation and other adjustments	9	35	44

Balance as of March 31, 2011	$818	$1,242	$2,060

As of March 31, 2011, there were no accumulated goodwill impairment losses.
Other intangible assets, net
The following is a summary of the company’s intangible assets.

	Developed
	technology,
(in millions)	including patents	Other	Total

March 31, 2011
Gross other intangible assets	$926	$151	$1,077
Accumulated amortization	(533)	(75)	(608)

Other intangible assets, net	$393	$76	$469

December 31, 2010
Gross other intangible assets	$916	$144	$1,060
Accumulated amortization	(522)	(69)	(591)

Other intangible assets, net	$394	$75	$469

The amortization expense for these intangible assets was $17 million in the first quarters of 2011 and 2010. The anticipated annual amortization expense for intangible assets recorded as of March 31, 2011 is $67 million in 2011, $64 million in 2012, $62 million in 2013, $58 million in 2014, $57 million in 2015 and $53 million in 2016. Additionally, as of March 31, 2011 and December 31, 2010, the company had $31 million of intangible assets not subject to amortization, which included a trademark with an indefinite life and certain acquired in-process research and development (R&D) associated with products that have not yet received regulatory approval.
Variable interest entities
The condensed consolidated financial statements include the accounts of variable interest entities (VIEs) in which Baxter is the primary beneficiary. During the first quarter of 2011, the company did not enter into any new arrangements in which it determined that the company is the primary beneficiary of a VIE. As of March 31, 2011, the carrying amounts of the consolidated VIEs’ assets and liabilities were not material to Baxter’s consolidated financial statements. Refer to Note 4 to the company’s consolidated financial statements in the 2010 Annual Report for further information about the VIEs consolidated by the company.
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
3. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES
Infusion pump charges
In July 2005, the company stopped shipment of COLLEAGUE infusion pumps in the United States. Following a number of Class I recalls relating to the performance of the pumps, as well as the seizure litigation described in Note 6, on July 13, 2010, the U.S. Food and Drug Administration (FDA) issued a final order requiring the company to recall its approximately 200,000 COLLEAGUE infusion pumps then in use in the U.S. market. Pursuant to the terms of the order, Baxter is offering replacement infusion pumps or monetary consideration to owners of COLLEAGUE pumps and is executing the recall through July 13, 2012. Under the replacement option, customers may receive Sigma International General Medical Apparatus, LLC Spectrum infusion pumps in exchange for COLLEAGUE infusion pumps. Refer to Note 5 to the company’s consolidated financial statements in the 2010 Annual Report for further information regarding the COLLEAGUE and SYNDEO infusion pumps.
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
In aggregate, these charges included $716 million of cash costs and $209 million principally related to asset impairments. The asset impairments related to inventory, lease receivables and other assets relating to the recalled pumps. The reserve for cash costs principally included an estimate of cash refunds or replacement infusion pumps that are being offered to current owners in exchange for their COLLEAGUE infusion pumps. Cash costs also included costs associated with the execution of the remediation and recall programs and customer accommodations. While the company continues to work to resolve the issues associated with COLLEAGUE infusion pumps globally, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional regulation will not be introduced that may adversely affect the company’s operations and consolidated financial statements.
The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through March 31, 2011.

(in millions)

Charges and adjustments in 2005 through 2010	$716
Utilization in 2005 through 2010	(203)

Reserves as of December 31, 2010	513
Utilization	(29)

Reserves as of March 31, 2011	$484

The remaining infusion pump reserves are expected to be substantially utilized by the end of 2012.
Business optimization charges
In 2010 and 2009, the company recorded charges of $257 million and $79 million, respectively, primarily related to costs associated with optimizing its overall cost structure on a global basis, as the company streamlines its international operations, rationalizes its manufacturing facilities and enhances its general and administrative infrastructure. The charges included severance costs, as well as asset impairments and contract terminations associated with discontinued products and projects.

Included in the charges were cash costs of $253 million, principally pertaining to severance and other employee-related costs in Europe and the United States. Also included in the charges were asset impairments totaling $83 million, which related to fixed assets, inventory and other assets associated with discontinued products and projects.
Refer to the 2010 Annual Report for further information about these charges.
The following summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)

Charges in 2010 and 2009	$253
Utilization in 2010 and 2009	(73)

Reserves as of December 31, 2010	180
Utilization	(31)
CTA	4

Reserves as of March 31, 2011	$153

The company believes that these reserves are adequate and expects that the reserves will be substantially utilized by the end of 2011. However, adjustments may be recorded in the future as the programs are completed.
4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
The following is a summary of the activity relating to the securitization arrangement.

	Three months ended
	March 31,
(in millions)	2011	2010

Sold receivables at beginning of period	$157	$147
Proceeds from sales of receivables	141	117
Cash collections (remitted to the owners of the receivables)	(158)	(142)
Effect of currency exchange rate changes	4	(2)

Sold receivables at end of period	$144	$120

Concentrations of credit risk
The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. Global economic conditions and customer-specific factors may require the company to re-evaluate the collectibility of its receivables and the company could potentially incur additional credit losses.
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
Cash Flow Hedges
The company may use options, including collars and purchased options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The company periodically uses forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with movements in interest rates relating to anticipated issuances of debt. Certain other firm commitments and forecasted transactions are also periodically hedged. Cash flow hedges primarily related to forecasted intercompany sales denominated in foreign currencies and, in the prior year, anticipated issuances of debt and a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary.
For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is accumulated in accumulated other comprehensive income (AOCI) and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to other comprehensive income (OCI) over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in cost of sales, net interest expense, and other expense, net, and primarily relate to forecasted intercompany sales denominated in foreign currencies, anticipated issuances of debt, and a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary, respectively.
The notional amounts of foreign exchange contracts were $1.5 billion and $1.6 billion as of March 31, 2011 and December 31, 2010, respectively. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2011 is 18 months.
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
The total notional amount of interest rate contracts designated as fair value hedges was $2.4 billion as of March 31, 2011 and $1.9 billion as of December 31, 2010.

Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. If the company removes the cash flow hedge designation because the hedged forecasted transactions are no longer probable of occurring, any gains or losses are immediately reclassified from AOCI to earnings. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the loss or income recognition of the underlying hedged items. If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no hedge dedesignations in the first three months of 2011 or 2010 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.
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
The total gross notional amount of undesignated derivative instruments was $423 million as of March 31, 2011 and $445 million as of December 31, 2010.
Gains and Losses on Derivative Instruments
The following table summarizes the gains and losses on the company’s derivative instruments for the three months ended March 31, 2011 and 2010.

				Gain (loss) reclassified from
	Gain (loss) recognized in OCI		Location of gain (loss)	AOCI into income
(in millions)	2011	2010	in income statement	2011	2010

Cash flow hedges
Interest rate contracts	$—	$(7)	Net interest expense	$—	$1
Foreign exchange contracts	(1)	(1)	Net sales	(1)	(1)
Foreign exchange contracts	(26)	14	Cost of sales	(5)	(5)
Foreign exchange contracts	—	37	Other expense, net	—	38

Total	$(27)	$43		$(6)	$33

			Location of gain (loss) in	Gain (loss) recognized in income
(in millions)			income statement	2011	2010

Fair value hedges
Interest rate contracts			Net interest expense	$(24)	$21

Undesignated derivative instruments
Foreign exchange contracts			Other expense, net	$—	$(1)

For the company’s fair value hedges, an equal and offsetting gain of $24 million and loss of $21 million were recognized in net interest expense in the first quarters of 2011 and 2010, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the first quarter of 2011 was not material.
As of March 31, 2011, $22 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of March 31, 2011.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$114	Other long-term liabilities	$2
Foreign exchange contracts	Prepaid expenses and other	19	Accounts payable and accrued liabilities	22
Foreign exchange contracts	Other long-term assets	8	Other long-term liabilities	1

Total derivative instruments designated as hedges		$141		$25

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$—

Total derivative instruments		$141		$25

The following table summarizes the classification and fair values of derivative instruments reported in the consolidated balance sheet as of December 31, 2010.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$136
Foreign exchange contracts	Prepaid expenses and other	23	Accounts payable and accrued liabilities	$19
Foreign exchange contracts	Other long-term assets	8	Other long-term liabilities	2

Total derivative instruments designated as hedges		$167		$21

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$—

Total derivative instruments		$167		$21

Fair value measurements
The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	Balance as of	identical assets	observable inputs	inputs
(in millions)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$27	$—	$27	$—
Interest rate hedges	114	—	114	—
Equity securities	17	17	—	—

Total assets	$158	$17	$141	$—

Liabilities
Foreign currency hedges	$23	$—	$23	$—
Interest rate hedges	2	—	2	—
Contingent payments related to acquisitions and investments	125	—	—	125

Total liabilities	$150	$—	$25	$125

		Basis of fair value measurement
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	Balance as of	identical assets	observable inputs	inputs
(in millions)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$31	$—	$31	$—
Interest rate hedges	136	—	136	—
Equity securities	18	18	—	—

Total assets	$185	$18	$167	$—

Liabilities
Foreign currency hedges	$21	$—	$21	$—
Contingent payments related to acquisitions and investments	125	—	—	125

Total liabilities	$146	$—	$21	$125

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

(in millions)

Fair value as of January 1, 2011	$125
Additions, net of payments	—
Unrealized gain/loss recognized in earnings	—

Fair value as of March 31, 2011	$125

As discussed further in Note 3, the company recorded an asset impairment charge related to the recall of COLLEAGUE infusion pumps from the U.S. market in the first quarter of 2010. As the assets had no alternative use and no salvage value, the fair value, measured using significant unobservable inputs (Level 3), was assessed to be zero.

Book Values and Fair Values of Financial Instruments
In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized on the condensed consolidated balance sheets and the approximate fair values as of March 31, 2011 and December 31, 2010.

	Book values		Approximate fair values
(in millions)	2011	2010	2011	2010

Assets
Long-term insurance receivables	$37	$31	$36	$30
Investments	93	32	90	32

Liabilities
Short-term debt	14	15	14	15
Current maturities of long-term debt and lease obligations	9	9	9	9
Other long-term debt and lease obligations	4,351	4,363	4,613	4,666
Long-term litigation liabilities	116	76	112	74

The estimated fair values of insurance receivables and long-term litigation liabilities were computed by discounting the expected cash flows based on currently available information, which in many cases does not include final orders or settlement agreements. The discount factors used in the calculations reflect the non-performance risk of the insurance providers and the company, respectively.
Investments principally represent held-to-maturity debt securities, as well as certain cost method investments. In the first quarter of 2011, as previously announced, certain past due receivables with the Greek government were converted into non-interest bearing bonds with maturities of one to three years. The fair value of these bonds, which are classified as held-to-maturity, was calculated using a discounted cash flow model that incorporates observable inputs, including interest rate yields. Refer to the 2010 Annual Report for more information on the Greek government’s settlement plan. In determining the fair value of cost method investments, the company takes into consideration recent transactions, as well as the financial information of the investee.
The estimated fair values of current and long-term debt were computed by multiplying price by the notional amount of the respective debt instrument. Price is calculated using the stated terms of the respective debt instrument and yield curves commensurate with the company’s credit risk.
5. COMMON STOCK
Stock-based compensation plans
Stock compensation expense totaled $28 million and $30 million in the first quarters of 2011 and 2010, respectively. Approximately 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.
In March 2011, the company awarded its annual stock compensation grants, which consisted of 5.7 million stock options, 1.1 million restricted stock units (RSUs) and 436,000 performance share units (PSUs). Effective with this annual grant, the company changed the overall mix of stock compensation by reducing the number of options and PSUs granted and introducing RSUs for senior management and other option-eligible employees. Annual stock compensation grants for the company’s officers continue to include only stock options and PSUs.

Stock Options
The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant-date fair values, were as follows.

	Three months ended
	March 31,
	2011	2010

Expected volatility	25%	22%
Expected life (in years)	5.0	4.5
Risk-free interest rate	2.2%	2.0%
Dividend yield	2.3%	2.0%
Fair value per stock option	$10	$10

The total intrinsic value of stock options exercised was $21 million and $60 million during the first quarters of 2011 and 2010, respectively.
As of March 31, 2011, $106 million of unrecognized compensation cost related to all unvested stock options is expected to be recognized as expense over a weighted-average period of 2.2 years.
Performance Share and Restricted Stock Units
The assumptions used in estimating the fair value of PSUs granted during the period, along with the grant-date fair values, were as follows.

	Three months ended
	March 31,
	2011	2010

Baxter volatility	28%	26%
Peer group volatility	19% - 55%	20% - 59%
Correlation of returns	0.29 - 0.61	0.29 - 0.63
Risk-free interest rate	1.2%	1.3%
Fair value per PSU	$62	$64

The fair value per RSU is determined based on the quoted price of the company’s common stock on the date of the grant.
As of March 31, 2011, unrecognized compensation cost related to all unvested PSUs of $47 million is expected to be recognized as expense over a weighted-average period of 2.1 years, and unrecognized compensation cost related to all unvested RSUs of $55 million is expected to be recognized as expense over a weighted-average period of 3.0 years.
Stock repurchases
As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. During the three-month period ended March 31, 2011, the company repurchased 12.4 million shares for $637 million under the board of directors’ July 2009 $2.0 billion and December 2010 $2.5 billion share repurchase authorizations. As of March 31, 2011, $2.4 billion remained available under the December 2010 authorization. No shares remained available under the July 2009 authorization as of March 31, 2011.
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
Propofol Litigation
The company is a defendant, along with others, in numerous lawsuits filed in state court in Las Vegas, Nevada. These lawsuits allege that health care workers improperly reused vials of propofol during endoscopy procedures, which resulted in the transmission of Hepatitis C to patients. These lawsuits allege that Teva Pharmaceuticals USA, Inc. (Teva) (as the manufacturer) and the company (as the distributor) improperly designed, manufactured and sold larger vials of propofol to these endoscopy centers. The first case went to trial against Teva and the company in April 2010. The jury awarded the plaintiffs $5 million in compensatory damages and $500 million in punitive damages ($356 million against Teva and $144 million against the company). Teva and the company have appealed this decision. Additionally, Baxter believes it is entitled to indemnity in these matters pursuant to an indemnity agreement entered into with Teva in 2009. The next trial is scheduled for July 2011.
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
In May 2010, a shareholder derivative action was brought on behalf of the company in the Circuit Court of Lake County, Illinois against the company’s board of directors, its Chief Executive Officer and its then current Chief Financial Officer and President of Medication Delivery. The complaint alleges that the defendants breached their fiduciary duties to the company in connection with addressing the COLLEAGUE infusion pump matter. Since October 2010, four additional derivative actions have been filed on behalf of the company against the company’s board of directors and certain current and former executive officers in the U.S.D.C. for the Northern District of Illinois. In January 2011, the Lake County action was stayed at the request of the Federal Court plaintiffs. The complaints allege breach of fiduciary duties and substantial damage to the company arising from the manner in which the COLLEAGUE matter and other quality issues have been addressed under state law as well as in some cases violations of the federal securities laws. Plaintiffs seek monetary damages for the company and corporate governance reform and attorneys’ fees.
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
The company is a defendant, along with others, in nineteen lawsuits brought in various U.S. federal courts alleging that Baxter and certain of its competitors conspired to restrict output and artificially increase the price of plasma-derived therapies since 2003. The complaints attempt to state a claim for class action relief and in some cases demand treble damages. These cases have been consolidated for pretrial proceedings before the U.S.D.C. for the Northern District of Illinois. In February 2011, the court denied the company’s motion to dismiss certain of the claims and the parties are proceeding into discovery.
The company is a defendant, along with others, in less than a dozen lawsuits which allege that Baxter and other defendants manipulated product reimbursements by, among other things, reporting artificially inflated average wholesale prices (AWP) for Medicare and Medicaid eligible drugs. The cases have been consolidated for pretrial purposes before the U.S.D.C. for the District of Massachusetts. A class settlement resolving Medicare Part B claims and independent health plan claims against Baxter and others has been preliminarily approved by that court and final approval is expected in 2011. Baxter has also resolved a number of other AWP cases brought by state attorneys general and other plaintiffs. A small number of lawsuits against Baxter brought by relators and state attorneys general remain which seek unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution.
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
The company has received an inquiry from the U.S. Department of Justice and the SEC requesting that the company provide information about its business activities in a number of countries. The company is fully cooperating with the agencies and understands that this inquiry is part of a broader review of industry practices for compliance with the U.S. Foreign Corrupt Practices Act.
7. SEGMENT INFORMATION
Prior to 2011, the company operated in three segments: BioScience, Medication Delivery and Renal. The company has combined its former Medication Delivery and Renal businesses into a single global business unit to form the Medical Products business. Effective January 1, 2011, the company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation.
Baxter’s two segments, BioScience and Medical Products, are both strategic businesses that are managed separately because each business develops, manufactures and markets distinct products and services. The segments and a description of their products and services are as follows.
The BioScience business processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha-1antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; products for regenerative medicine, such as biosurgery products; and select vaccines.
The Medical Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis, a home-based therapy, and also distributes products for hemodialysis, which is generally conducted in a hospital or clinic. In May 2011, the company divested its U.S. generic injectables business. Refer to Note 8 for further information regarding this divestiture.
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
Certain items are maintained at the corporate level (Corporate) and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, deferred income taxes, certain litigation liabilities and related insurance receivables, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal Inc. (Fenwal) in connection with the divestiture of the Transfusion Therapies (TT) business. Refer to Note 3 to the company’s consolidated financial statements in the 2010 Annual Report for further information regarding the TT divestiture.
Included in the Medical Products segment’s pre-tax loss in the first quarter of 2010 was a charge of $588 million related to the recall of COLLEAGUE infusion pumps from the U.S. market. Refer to Note 3 for further information regarding the COLLEAGUE infusion pump charge.
Financial information for the company’s segments is as follows.

	Three months ended
	March 31,
(in millions)	2011	2010

Net sales
BioScience	$1,408	$1,362
Medical Products	1,868	1,553
Transition services to Fenwal	8	12

Total	$3,284	$2,927

Pre-tax income (loss)
BioScience	$579	$554
Medical Products	356	(257)

Total pre-tax income from segments	$935	$297

Transition services to Fenwal represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal subsequent to the divestiture of the TT business in 2007.
The following is a reconciliation of segment pre-tax income to income before income taxes per the condensed consolidated statements of income (loss).

	Three months ended
	March 31,
(in millions)	2011	2010

Total pre-tax income from segments	$935	$297
Unallocated amounts
Stock compensation	(28)	(30)
Net interest expense	(10)	(19)
Certain foreign currency fluctuations and hedging activities	(3)	9
Other Corporate items	(163)	(145)

Income before income taxes	$731	$112

8. SUBSEQUENT EVENTS
Acquisition of Prism Pharmaceuticals
In April 2011, the company entered into a definitive agreement to acquire privately-held Prism Pharmaceuticals, Inc., a specialty pharmaceutical company. As a result of this acquisition, Baxter will acquire NEXTERONE (amiodarone HCI), an antiarrhythmic agent used for ventricular tachyarrhythmias, or fast forms of irregular heartbeat. The NEXTERONE product portfolio includes the first and only ready-to-use premixed intravenous bag formulations, as well as vials and a pre-filled syringe, all of which have received FDA approval. This acquisition will expand Baxter’s existing portfolio of premixed drugs and solutions for use in the acute care setting. Total consideration of up to $338 million will consist of an upfront cash payment of $170 million at closing and contingent payments of up to $168 million, which are associated with the achievement of specified sales milestones. The transaction is expected to close in the second quarter of 2011, subject to customary closing conditions including applicable regulatory approvals. The agreement is not expected to have a material impact on Baxter’s 2011 financial statements.
Divestiture of Generic Injectables Business
In May 2011, the company completed the divestiture of its U.S. generic injectables business to Hikma Pharmaceuticals PLC (Hikma). The consideration for the divestiture arrangement totaled approximately $112 million, subject to closing adjustments. Hikma acquired Baxter’s high-volume, generic injectable products in vials and ampoules, including chronic pain, anti-infective and anti-emetic products, along with a manufacturing facility located in Cherry Hill, New Jersey, and a warehouse and distribution center located in Memphis, Tennessee. Refer to the 2010 Annual Report for further information about this divestiture.
Net sales relating to the generic injectables business, which were reported in the Medical Products segment, were $38 million and $40 million in the first quarters of 2011 and 2010, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three months ended March 31, 2011.
RESULTS OF OPERATIONS
NET SALES

	Three months ended
	March 31,		Percent
(in millions)	2011	2010	change

BioScience	$1,408	$1,362	3%
Medical Products	1,868	1,553	20%
Transition services to Fenwal Inc.	8	12	(33%	)

Total net sales	$3,284	$2,927	12%

	Three months ended
	March 31,		Percent
(in millions)	2011	2010	change

International	$1,862	$1,847	1%
United States	1,422	1,080	32%

Total net sales	$3,284	$2,927	12%

Foreign currency had no impact on net sales growth for the total company in the first quarter of 2011, as the strengthening of the U.S. Dollar relative to the Euro was offset by the weakening of the U.S. Dollar relative to other currencies.
Total net sales growth in the first quarter of 2011 was impacted by 7 percentage points due to the company’s first quarter 2010 charge related to the recall of COLLEAGUE infusion pumps from the U.S. market. The $588 million charge, which was included in the Medical Products segment, reduced net sales by $213 million. Refer to Note 3 for further information regarding the COLLEAGUE infusion pump charge.
BioScience
The following is a summary of sales by product category in the BioScience segment.

	Three months ended
	March 31,		Percent
(in millions)	2011	2010	change

Recombinants	$512	$510	—
Plasma Proteins	308	292	5%
Antibody Therapy	374	322	16%
Regenerative Medicine	140	119	18%
Other	74	119	(38%	)

Total net sales	$1,408	$1,362	3%

Net sales in the BioScience segment increased 3% during the first quarter of 2011 (including a 1 percentage point unfavorable impact from foreign currency). The principal drivers were the following:
•	In the Recombinants product category, the impact of continued customer adoption of the company’s advanced recombinant therapy, ADVATE [Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method] was offset by lower tender sales in the United Kingdom and the unfavorable impact of foreign currency.

•	Sales growth in the Plasma Proteins product category reflected increased demand for plasma-derived factor VIII, albumin and FEIBA (an anti-inhibitor coagulant complex) in the United States and Europe.

•	Sales growth in the Antibody Therapy product line was due to increased sales of GAMMAGARD LIQUID [Immune Globulin Intravenous (Human)] (marketed as KIOVIG outside of the United States), the liquid formulation of the antibody-replacement therapy IGIV (immune globulin intravenous), driven by strong demand resulting from a competitor being out of the market during the first quarter. This performance was partially offset by pricing actions implemented by the company, beginning in the second quarter of 2010. Also impacting sales growth in the first quarter were lower WinRho SDF [Rho(D) Immune Globulin Intravenous (Human)] sales due to the termination of a distribution agreement effective July 1, 2010.

•	Revenues in Regenerative Medicine increased due to sales of ACTIFUSE (a silicate substituted calcium phosphate synthetic bone graft material) as a result of the company’s first quarter 2010 acquisition of ApaTech Limited (ApaTech), as well as increased sales of the company’s fibrin sealant product, FLOSEAL.

•	Sales in the Other product category declined as a result of a reduction in sales of CELVAPAN H1N1 pandemic vaccine and NEISVAC-C (for the prevention of meningitis C) in international markets.
Medical Products
The following is a summary of sales by product category in the Medical Products segment.

	Three months ended
	March 31,		Percent
(in millions)	2011	2010	change

Renal	$587	$584	1%
Global Injectables	517	451	15%
IV Therapies	428	391	9%
Infusion Systems	211	(4)	N/M
Anesthesia	118	127	(7%	)
Other	7	4	75%

Total net sales	$1,868	$1,553	20%

Net sales in the Medical Products segment increased 20% in the first quarter of 2011 (including a 1 percentage point favorable impact from foreign currency). The principal drivers were the following:
•	In the Renal product line, the favorable impact of foreign currency and growth in the number of peritoneal dialysis (PD) patients in Asia, Latin America and the United States were partially offset by PD patient losses in the United States to another provider and lower sales of hemodialysis products.

•	Within the Global Injectables product category, sales growth was driven by increased revenues in the company’s pharmaceutical partnering and international pharmacy compounding businesses, as well as strong demand for certain enhanced packaging products and select multi-source generic products in the United States. In May 2011, the company divested its U.S. generic injectables business. Refer to Note 8 for further information regarding this divestiture.

•	IV Therapies sales growth was driven by increased demand for intravenous solutions and nutritional products, particularly due to market share gains in the United States resulting from new group purchasing organization contracts and competitor supply issues, as well as greater customer adoption of CLINIMIX sulfite-free (Amino Acid in Dextrose) Injections, a proprietary dual-chamber parenteral nutrition therapy.

•	In the Infusion Systems product category, net sales increased principally as a result of the impact of the $213 million charge in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps, as well as increased sales of Sigma International General Medical Apparatus, LLC (SIGMA) Spectrum infusion pumps.

•	The sales decline in the Anesthesia product category was due to a reduction in wholesaler inventory levels, as well as competitive pricing pressures related to generic sevoflurane.
Transition services to Fenwal Inc.
Net sales in this category represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal Inc. (Fenwal) subsequent to the divestiture of the Transfusion Therapies (TT) business in 2007. Refer to Note 3 to the company’s consolidated financial statements in the 2010 Annual Report for additional information regarding the TT divestiture.
GROSS MARGIN AND EXPENSE RATIOS

	Three months ended
	March 31,
(as a percentage of net sales)	2011	2010	Change

Gross margin	51.0%	35.6%	15.4 pts
Marketing and administrative expenses	21.8%	23.3%	(1.5 pts	)

Gross Margin
Included in the company’s gross margin percentage in the first quarter of 2010 was a $588 million charge related to the recall of COLLEAGUE infusion pumps from the U.S. market, which unfavorably impacted gross margin by 16.3 percentage points. Refer to Note 3 for further information on the COLLEAGUE charge.
In the first quarter of 2011, sales growth for select higher margin products in the BioScience and Medical Products segments and the favorable impact of foreign currency were more than offset by lower prices for certain plasma protein (including Antibody Therapy) products, cost inefficiencies driven by lower volume throughput for plasma-based therapies during 2010, lower sales of high margin vaccines, and costs associated with manufacturing issues at the company’s Castlebar, Ireland facility.
Marketing and Administrative Expenses
The decrease in the marketing and administrative expense ratio in 2011 was principally due to the charge to net sales related to the recall of COLLEAGUE infusion pumps, which unfavorably impacted the marketing and administrative expense ratio in the first quarter of 2010 by 1.5 percentage points. In the first quarter of 2011, the favorable impact of the company’s business optimization initiatives and continued focus on controlling discretionary spending was offset by increased spending relating to certain marketing and promotional programs and increased pension expense. Also unfavorably impacting the expense ratio in 2011 was the pharmaceutical products tax, which became effective in the first quarter of 2011 under healthcare reform legislation enacted in the United States in the first quarter of 2010.
RESEARCH AND DEVELOPMENT

	Three months ended
	March 31,		Percent
(in millions)	2011	2010	change

Research and development expenses	$214	$227	(6%	)
As a percentage of net sales	6.5%	7.8%

Research and development (R&D) expenses decreased by $13 million in the first quarter of 2011 as the result of the completion of clinical work on late-stage programs, lower milestone payments to partners and efforts to reposition projects to gain organizational efficiencies, as well as the impact of foreign currency. The first quarter of 2010 charge to net sales related to the recall of COLLEAGUE infusion pumps unfavorably impacted the R&D expense ratio by 0.6 percentage points in the prior year. The company continues to invest in all key R&D programs across the product pipeline. Refer to the 2010 Annual Report for a discussion of the company’s R&D pipeline.

NET INTEREST EXPENSE
Net interest expense was $10 million and $19 million in the first quarters of 2011 and 2010, respectively. The decrease in the first three months of 2011 was principally driven by lower interest rates on outstanding debt and an increase in interest income.
OTHER EXPENSE, NET
Other expense, net was $4 million and $2 million in the first quarters of 2011 and 2010, respectively. Included in other expense, net were amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency.
PRE-TAX INCOME
Refer to Note 7 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.
BioScience
Pre-tax income increased 5% in the first quarter of 2011. The impact of strong sales of certain higher-margin products and a reduction in R&D expenses, as further discussed above, were partially offset by lower pricing for certain plasma protein (including Antibody Therapy) products, cost inefficiencies driven by lower volume throughput for plasma-based therapies during 2010, lower sales of high margin vaccines, increased spending on marketing and promotional programs, and the pharmaceutical products tax that became effective in the first quarter of 2011.
Medical Products
Pre-tax income in the first quarter of 2011 was $356 million, compared to a pre-tax loss in the first quarter of 2010 of $257 million. Included in the pre-tax loss in the prior year was a $588 million charge related to the recall of COLLEAGUE infusion pumps from the U.S. market. Pre-tax income in the first quarter of 2011 benefited from strong sales growth and favorable product mix, which was partially offset by costs associated with manufacturing issues at the company’s Castlebar, Ireland facility and the pharmaceutical products tax that became effective in the first quarter of 2011.
Other
Certain items are maintained at the company’s corporate level and are not allocated to the segments. These amounts are detailed in the table in Note 7 and primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign currency fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, deferred income taxes, certain litigation liabilities and related insurance receivables, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal. Refer to Note 5 regarding stock compensation expense, and the previous discussion for further information regarding net interest expense.
INCOME TAXES
The company’s effective income tax rate was 21.1% and 153.6% in the first quarter of 2011 and 2010, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events. The effective tax rate in the first quarter of 2010 was impacted by a $588 million charge principally related to the recall of COLLEAGUE infusion pumps from the U.S. market, for which there was no net tax benefit recognized, and a $39 million write-off of a deferred tax asset as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation enacted in the United States in 2010. Refer to Note 3 for further information regarding the COLLEAGUE charge.

The company anticipates that the effective tax rate for the full-year 2011 will be approximately 21.0% to 21.5%, excluding the impact of audit developments and other special items.
INCOME (LOSS) AND EARNINGS (LOSS) PER DILUTED SHARE
Net income attributable to Baxter was $570 million, or $0.98 per diluted share, for the first quarter of 2011 compared to net loss attributable to Baxter of $63 million, or $0.11 per diluted share, in the prior year quarter. The significant factors and events contributing to the changes are discussed above.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operations
Cash flows from operations increased during the first quarter of 2011 as compared to the prior year, totaling $371 million in 2011 and $279 million in 2010. The increase in cash flows from operations was primarily due to higher earnings (before non-cash items) and the other factors discussed below.
Accounts Receivable
Cash flows relating to accounts receivable decreased during the first quarter of 2011 as compared to the prior year. Days sales outstanding increased from 52.5 days as of December 31, 2010 to 56.0 days as of March 31, 2011 due to longer collection periods in certain international markets and, to a lesser extent, in the United States.
Inventories
Cash outflows relating to inventories decreased in 2011 as compared to the prior year. The following is a summary of inventories as of March 31, 2011 and December 31, 2010, as well as annualized inventory turns for the first quarters of 2011 and 2010, by segment.

			Annualized inventory
	Inventories		turns for the three
	March 31,	December 31,	months ended March 31,
(in millions, except inventory turn data)	2011	2010	2011	2010

BioScience	$1,547	$1,455	1.37	1.29
Medical Products	969	914	4.15	5.77
Other	1	2	—	—

Total company	$2,517	$2,371	2.44	2.93

Lower inventory turns in the Medical Products segment and the total company were principally due to the impact of the first quarter 2010 charge related to the recall of COLLEAGUE infusion pumps, which increased the Medical Products and total company turns in the first quarter of 2010 by 2.01 and 0.69 turns, respectively. Inventory turns in the first quarter of 2011 were favorably impacted by increased sales in BioScience and Medical Products, as well as a reduction in plasma-related inventories in the BioScience segment.
Other
Cash outflows related to liabilities, business optimization and infusion pump payments, and other decreased in the first quarter of 2011 as compared to the prior year. The impact of lower discretionary cash contributions to the company’s pension plan in the United States, which were $150 million and $300 million in the first quarters of 2011 and 2010, respectively, was partially offset by higher cash outflows relating to the company’s business optimization initiatives and the execution of the COLLEAGUE infusion pump recall. Refer to Note 3 for further information regarding the business optimization initiatives and the COLLEAGUE infusion pump recall.

Cash flows from investing activities
Capital Expenditures
Capital expenditures decreased by $32 million in the first quarter of 2011, from $230 million in 2010 to $198 million in 2011. The company’s investments in capital expenditures are focused on projects that enhance the company’s cost structure and manufacturing capabilities and support the company’s strategy of geographic expansion with select investments in growing markets. In addition, the company continues to invest to support the company’s ongoing strategic focus on R&D with the expansion of research facilities, pilot manufacturing sites and laboratories. Capital expenditures also included the company’s multi-year initiative to implement a global enterprise resource planning system that will consolidate and standardize business processes, data and systems.
Acquisitions and Investments
Cash outflows relating to acquisitions and investments of $234 million in the first quarter of 2010 related to the acquisition of ApaTech, an orthobiologic products company based in the United Kingdom. Refer to the 2010 Annual Report for further information about this acquisition.
Cash flows from financing activities
Debt Issuances, Net of Payments of Obligations
Net cash outflows related to debt and other financing obligations totaled $1 million in the first quarter of 2011, as compared to net cash inflows of $589 million in the first quarter of 2010. In March 2010, the company issued $600 million of senior unsecured notes, with $300 million maturing in March 2013 and bearing a 1.8% coupon rate, and $300 million maturing in March 2020 and bearing a 4.25% coupon rate. The net proceeds from this issuance were used for general corporate purposes, including the refinancing of indebtedness.
Other Financing Activities
Cash dividend payments totaled $180 million and $174 million in the first quarters of 2011 and 2010, respectively. The increase in cash dividend payments was primarily due to a 7% increase in the quarterly dividend rate compared to the prior year, partially offset by the impact of a lower number of common shares outstanding as a result of the company’s stock repurchase programs. In February 2011, the board of directors declared a quarterly dividend of $0.31 per share, which was paid on April 1, 2011 to shareholders of record as of March 10, 2011.
Proceeds and realized excess tax benefits from stock issued under employee benefit plans decreased by $37 million, from $171 million in the first quarter of 2010 to $134 million in the first quarter of 2011, due to a decrease in stock option exercises.
Stock repurchases totaled $637 million and $435 million in the first quarters of 2011 and 2010, respectively. As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2009 and December 2010, the board of directors authorized repurchases of up to $2.0 billion and $2.5 billion, respectively, of the company’s common stock. As of March 31, 2011, $2.4 billion remained available under the December 2010 authorization. There was no remaining availability under the July 2009 authorization.
CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS
Credit facilities
The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in December 2011. The company also maintains a credit facility denominated in Euros with a maximum capacity of approximately $427 million as of March 31, 2011, which matures in January 2013. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. As of March 31, 2011, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of the two outstanding facilities as of March 31, 2011. The non-performance of any financial institution supporting the credit facility would reduce the maximum capacity of these facilities by each institution’s respective commitment. Refer to Note 6 to the company’s consolidated financial statements in the 2010 Annual Report for further discussion of the company’s credit facilities.

Access to capital
The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt or common stock. The company had $2.2 billion of cash and equivalents as of March 31, 2011. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.
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
The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. Global economic conditions and customer-specific factors may require the company to re-evaluate the collectibility of its receivables and the company could potentially incur additional credit losses.
Credit ratings
There were no changes in the company’s credit ratings in the first three months of 2011. Refer to the 2010 Annual Report for further discussion of the company’s credit ratings.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2010 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2010 Annual Report. There have been no significant changes in the company’s application of its critical accounting policies during the first quarter of 2011.
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
In January 2011, the European Medicines Agency (EMA) announced the review of Dianeal, Extraneal and Nutrineal peritoneal dialysis solutions manufactured in the company’s Castlebar, Ireland facility due to the potential presence of endotoxins in certain batches. The EMA has recommended that the company’s manufacturing facilities located in Canada, Poland and Turkey be included in the existing marketing authorizations for these products to ensure sufficient supply of these products in the European Union. The company is working with the EMA to resolve these matters.
While the company continues to work to resolve the issues described above, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional regulation will not be introduced that may adversely affect the company’s operations and consolidated financial statements. Please see Item 1A of the company’s 2010 Annual Report for additional discussion of regulatory matters.

FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, including those made in connection with the charges related to the recall of the company’s COLLEAGUE infusion pumps, litigation related matters including outcomes, the company’s efforts to recall and remediate its COLLEAGUE infusion pumps and other regulatory matters, credit exposure to foreign governments, the impact of the acquisition of Prism Pharmaceuticals, contingent payments, estimates of liabilities, expectations with respect to the company’s hedging activities including its exposure to financial market volatility and foreign currency risk, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility and the adequacy of credit facilities and reserves, the effective tax rate in 2011, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:
•	demand for and market acceptance risks for new and existing products, such as ADVATE and plasma-based therapies (including Antibody Therapy), and other therapies;

•	fluctuations in supply and demand and the pricing of plasma-based therapies;

•	healthcare reform legislation in the United States including its effect on pricing, reimbursement, taxation and rebate policies;

•	future actions of governmental authorities and other third parties including third party payers as healthcare reform legislation and other similar measures are implemented in the United States and globally;

•	additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	the company’s ability to identify business development and growth opportunities for new and existing products;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	future actions of the FDA, EMA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO infusion pumps;

•	implementation of the FDA’s final July 2010 order to recall all of the company’s COLLEAGUE infusion pumps currently in use in the United States as well as any additional actions required globally;

•	the company’s ability to fulfill demand for SIGMA’s Spectrum infusion pump;

•	foreign currency fluctuations, particularly due to reduced benefits from the company’s natural hedges and limitations on the ability to cost-effectively hedge resulting from financial market and currency volatility;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of restructuring and optimization initiatives;

•	the successful implementation of the company’s global enterprise resource planning system;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, including the SIGMA transaction;

•	changes in credit agency ratings;

•	any impact of the commercial and credit environment on the company and its customers and suppliers; and

•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described in Item 1A in the company’s Form 10-K for the year ended December 31, 2010, all of which are available on the company’s website.
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
The company uses options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2011 is 18 months. The company also uses derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.
Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and requires such exchange to be made at the official exchange rate established by the government. On January 8, 2010, the Venezuelan government devalued the official exchange rate of 2.15 relative to the U.S. Dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, was changed to 2.6, while the rate for payments for non-essential goods was changed to 4.3. In 2010, the majority of the company’s products imported into Venezuela were classified as essential goods. Effective January 1, 2011, the Venezuela government devalued the official currency for imported goods classified as essential to 4.3. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy and as a result, the functional currency of the company’s subsidiary in Venezuela became the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company.
As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding as of March 31, 2011, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net asset balance of $2 million with respect to those contracts would decrease by $39 million, resulting in a net liability position.
The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding as of March 31, 2011 by replacing the actual exchange rates as of March 31, 2011 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2010 Annual Report. There were no significant changes during the quarter ended March 31, 2011.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2011. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control over Financial Reporting
In the second quarter of 2010, the company began the implementation of a new global enterprise resource planning system. In addition, the company is consolidating and outsourcing certain computer operations and application support activities. These multi-year initiatives will be conducted in phases and include modifications to the design and operation of controls over financial reporting. The company is testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and has monitoring controls in place over the implementation of these changes. There have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011 and 2010 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2011 and the related condensed consolidated statements of income (loss) for each of the three-month periods ended March 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income, of cash flows and of changes in equity and comprehensive income for the year then ended, and in our report dated February 23, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
May 3, 2011

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the three-month period ended March 31, 2011.
Issuer Purchases of Equity Securities

	Total number		Total number of shares	Approximate dollar value of
	of shares	Average price	purchased as part of publicly	shares that may yet be purchased
Period	purchased(1)(2)	paid per share	announced programs(1)(2)	under the program(2)

January 1, 2011 through January 31, 2011	2,106,200	$50.14	2,106,200
February 1, 2011 through February 28, 2011	5,924,923	$50.63	5,924,923
March 1, 2011 through March 31, 2011	4,416,600	$52.44	4,416,600

Total	12,447,723	$51.19	12,447,723	$2,359,153,603

(1)	In July 2009, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. During the first quarter of 2011, the company repurchased approximately 9.7 million shares for $496 million under this program. No shares remained available under this authorization as of March 31, 2011.

(2)	In December 2010, the company announced that its board of directors authorized the company to repurchase up to $2.5 billion of its common stock on the open market or in private transactions. During the first quarter of 2011, the company repurchased approximately 2.7 million shares for $141 million under this program. This program does not have an expiration date.

Item 6. Exhibits
Exhibit Index:

Exhibit
Number	Description
10.1	Baxter International Inc. Equity Plan Adopted as of March 4, 2011

15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished herewith

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)
Date: May 3, 2011	By:	/s/ Robert J. Hombach
Robert J. Hombach
Corporate Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)