Form 10-Q
period 2011-06-30
BAXTER INTERNATIONAL INC
filed 2011-08-02
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 28, 2011 was 568,256,444 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended June 30, 2011
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$3,536	$3,194	$6,820	$6,121
Cost of sales	1,701	1,556	3,310	3,440

Gross margin	1,835	1,638	3,510	2,681

Marketing and administrative expenses	765	721	1,481	1,404
Research and development expenses	239	219	453	446
Net interest expense	15	25	25	44
Other expense, net	13	3	17	5

Income before income taxes	803	670	1,534	782
Income tax expense	174	133	328	305

Net income	629	537	1,206	477

Less: Noncontrolling interests	14	2	21	5

Net income attributable to Baxter International Inc. (Baxter)	$615	$535	$1,185	$472

Net income attributable to Baxter per common share
Basic	$1.08	$0.90	$2.07	$0.79

Diluted	$1.07	$0.90	$2.05	$0.78

Weighted-average number of common shares outstanding
Basic	570	593	573	597

Diluted	575	596	578	602

Cash dividends declared per common share	$0.31	$0.29	$0.62	$0.58

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except shares)

		June 30,	December 31,
		2011	2010

Current assets	Cash and equivalents	$2,018	$2,685
	Accounts and other current receivables	2,491	2,265
	Inventories	2,648	2,371
	Prepaid expenses and other	652	668

	Total current assets	7,809	7,989

Property, plant and equipment, net		5,481	5,260

Other assets	Goodwill	2,168	2,015
	Other intangible assets, net	702	500
	Other	1,581	1,725

	Total other assets	4,451	4,240

Total assets		$17,741	$17,489

Current liabilities	Short-term debt	$13	$15
	Current maturities of long-term debt and lease obligations	9	9
	Accounts payable and accrued liabilities	4,009	4,017

	Total current liabilities	4,031	4,041

Long-term debt and lease obligations		4,378	4,363

Other long-term liabilities		2,088	2,289

Commitments and contingencies

Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2011 and 2010	683	683
	Common stock in treasury, at cost, 116,875,826 shares in 2011 and 102,761,588 shares in 2010	(6,419)	(5,655)
	Additional contributed capital	5,751	5,753
	Retained earnings	8,754	7,925
	Accumulated other comprehensive loss	(1,772)	(2,139)

	Total Baxter shareholders’ equity	6,997	6,567

	Noncontrolling interests	247	229

	Total equity	7,244	6,796

Total liabilities and equity		$17,741	$17,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

		Six months ended
		June 30,
		2011	2010

Cash flows from operations	Net income	$1,206	$477
	Adjustments
	Depreciation and amortization	327	335
	Deferred income taxes	160	120
	Stock compensation	61	63
	Realized excess tax benefits from stock issued under employee benefit plans	(13)	(34)
	Infusion pump charge	—	588
	Other	18	33
	Changes in balance sheet items
	Accounts and other current receivables	(157)	(38)
	Inventories	(214)	(119)
	Accounts payable and accrued liabilities	(124)	(152)
	Infusion pump and business optimization payments	(147)	(41)
	Other, including pension contributions	(114)	(170)

	Cash flows from operations	1,003	1,062

Cash flows from investing activities	Capital expenditures	(408)	(467)
	Acquisitions and investments	(202)	(254)
	Divestiture and other	106	—

	Cash flows from investing activities	(504)	(721)

Cash flows from financing activities	Issuances of debt	4	604
	Payments of obligations	(7)	(17)
	Cash dividends on common stock	(358)	(348)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	304	235
	Purchases of treasury stock	(1,115)	(1,112)
	Other	(14)	(32)

	Cash flows from financing activities	(1,186)	(670)

Effect of currency exchange rate changes on cash and equivalents		20	(157)

Decrease in cash and equivalents		(667)	(486)
Cash and equivalents at beginning of period		2,685	2,786

Cash and equivalents at end of period		$2,018	$2,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Annual Report).
In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the unaudited interim period are not necessarily indicative of the results of operations to be expected for the full year.
Certain reclassifications have been made to conform the prior period unaudited interim condensed consolidated financial statements and notes to the current period presentation.
2. SUPPLEMENTAL FINANCIAL INFORMATION
Net pension and other postemployment benefits cost
The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010

Pension benefits
Service cost	$28	$25	$56	$50
Interest cost	59	56	118	114
Expected return on plan assets	(76)	(70)	(152)	(141)
Amortization of net losses and other deferred amounts	44	33	88	64

Net periodic pension benefit cost	$55	$44	$110	$87

OPEB
Service cost	$1	$2	$3	$3
Interest cost	7	7	14	15
Amortization of prior service credit and net loss	—	(2)	(1)	(3)

Net periodic OPEB cost	$8	$7	$16	$15

The company made discretionary cash contributions to its pension plan in the United States totaling $150 million and $300 million in the first quarters of 2011 and 2010, respectively.
Net interest expense

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010

Interest expense, net of capitalized interest	$22	$30	$44	$58
Interest income	(7)	(5)	(19)	(14)

Net interest expense	$15	$25	$25	$44

Comprehensive income (loss)

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010

Comprehensive income (loss)	$728	$226	$1,570	$(91)
Less: Comprehensive income attributable to noncontrolling interests	10	6	18	8

Comprehensive income (loss) attributable to Baxter	$718	$220	$1,552	$(99)

The increase in comprehensive income attributable to Baxter for the three months ended June 30, 2011 was principally due to favorable movements in currency translation adjustments (CTA), which resulted in a $74 million gain in 2011 compared to a $355 million loss in 2010, and higher net income attributable to Baxter. The change in comprehensive income (loss) attributable to Baxter for the six months ended June 30, 2011 was principally due to favorable movements in CTA, which resulted in a $333 million gain in 2011 compared to a $687 million loss in 2010, and higher net income attributable to Baxter, principally due to a $588 million charge in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market. Refer to Note 3 for further information regarding the COLLEAGUE infusion pump charge.
Effective tax rate
The company’s effective income tax rate was 21.7% and 19.9% in the second quarters of 2011 and 2010, respectively, and 21.4% and 39.0% in the six-month periods ended June 30, 2011 and 2010, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different from the U.S. federal statutory rate. In addition, the effective tax rate can be affected each period by discrete factors and events. The increase in the effective income tax rate in the second quarter of 2011 was primarily due to a change in the earnings mix from lower to higher tax rate jurisdictions compared to the prior year period, as well as the impact of the pharmaceutical products fee, which became effective in the first quarter of 2011 and is not deductible. The decrease in the effective income tax rate in the six-month period ended June 30, 2011 was principally due to the first quarter 2010 charge of $588 million related to the recall of COLLEAGUE infusion pumps from the U.S. market, for which there was no net tax benefit recognized, and a $39 million write-off of a deferred tax asset in the first quarter of 2010 as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation enacted in the United States. Refer to Note 3 for further information regarding the COLLEAGUE charge.
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
The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010

Basic shares	570	593	573	597
Effect of dilutive securities	5	3	5	5

Diluted shares	575	596	578	602

The computation of diluted EPS excluded employee stock options to purchase 18 million and 30 million shares for the three months ended June 30, 2011 and 2010, respectively, and 20 million and 23 million shares for the six months ended June 30, 2011 and 2010, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.

Inventories

	June 30,	December 31,
(in millions)	2011	2010

Raw materials	$580	$536
Work in process	894	787
Finished goods	1,174	1,048

Inventories	$2,648	$2,371

Property, plant and equipment, net

	June 30,	December 31,
(in millions)	2011	2010

Property, plant and equipment, at cost	$10,846	$10,591
Accumulated depreciation and amortization	(5,365)	(5,331)

Property, plant and equipment (PP&E), net	$5,481	$5,260

Goodwill
The following is a summary of goodwill by business segment.

		Medical
(in millions)	BioScience	Products	Total

Balance as of December 31, 2010	$809	$1,206	$2,015
Additions	—	100	100
Currency translation and other adjustments	10	43	53

Balance as of June 30, 2011	$819	$1,349	$2,168

Goodwill additions in 2011 principally related to the second quarter acquisition of Prism Pharmaceuticals, Inc. (Prism) and the second quarter exercise of an option related to the company’s collaboration agreement for the development of a home hemodialysis machine with HHD, LLC (HHD), DEKA Products Limited Partnership and DEKA Research and Development Corp. Both Prism and HHD are within the Medical Products segment. Refer to the discussion below for further information regarding Prism and HHD. As of June 30, 2011, there were no accumulated goodwill impairment losses.
Other intangible assets, net
The following is a summary of the company’s intangible assets subject to amortization at June 30, 2011 and December 31, 2010.

	Developed
	technology,
(in millions)	including patents	Other	Total

June 30, 2011
Gross other intangible assets	$1,077	$152	$1,229
Accumulated amortization	(484)	(78)	(562)

Other intangible assets, net	$593	$74	$667

December 31, 2010
Gross other intangible assets	$916	$144	$1,060
Accumulated amortization	(522)	(69)	(591)

Other intangible assets, net	$394	$75	$469

The amortization expense for these intangible assets was $20 million for both the three months ended June 30, 2011 and 2010 and $37 million for both the six months ended June 30, 2011 and 2010. The increase in other intangible assets, net primarily related to the acquisition of Prism in the second quarter of 2011. Refer to the discussion below for further information regarding this acquisition. The anticipated annual amortization expense for intangible assets recorded as of June 30, 2011 is $78 million in 2011, $81 million in 2012, $78 million in 2013, $75 million in 2014, $73 million in 2015, and $70 million in 2016. Additionally, as of June 30, 2011 and December 31, 2010, the

company had $35 million and $31 million, respectively, of intangible assets not subject to amortization, which included a trademark with an indefinite life and certain acquired in-process research and development (IPR&D) associated with products that have not yet received regulatory approval.
Variable interest entities
The unaudited interim condensed consolidated financial statements include the accounts of variable interest entities (VIEs) in which Baxter is the primary beneficiary. During the six months ended June 30, 2011, the company did not enter into any new arrangements in which it determined that the company is the primary beneficiary of a VIE. During the second quarter of 2011, the company exercised an option to acquire the assets of HHD, an entity whose financial results were already consolidated by Baxter because Baxter had been determined to be the primary beneficiary of this VIE. As of June 30, 2011, the carrying amounts of the consolidated VIEs’ assets and liabilities were not material to Baxter’s consolidated financial statements. Refer to Note 4 to the company’s consolidated financial statements in the 2010 Annual Report for further information about the VIEs consolidated by the company.
Acquisition of Prism Pharmaceuticals
In May 2011, the company acquired privately-held Prism, a specialty pharmaceutical company. As a result of this acquisition, Baxter acquired NEXTERONE (amiodarone HCl), an antiarrhythmic agent used for ventricular tachyarrhythmias, or fast forms of irregular heartbeat. The NEXTERONE product portfolio includes the first and only ready-to-use premixed intravenous (IV) bag formulations, as well as vials and a pre-filled syringe, all of which have received U.S. Food and Drug Administration (FDA) approval. This acquisition will expand Baxter’s existing portfolio of premixed drugs and solutions for use in the acute care setting. Total consideration of up to $338 million consisted of an upfront cash payment of $170 million at closing and contingent payments of up to $168 million, which are associated with the achievement of specified sales milestones through 2017.
The following table summarizes the preliminary allocation of the fair value of assets acquired and liabilities assumed at the acquisition date. The final allocation of the purchase price may result in an adjustment to the recognized amounts of assets and liabilities; however, no material adjustments are anticipated.

(in millions)

Assets
Goodwill	$81
IPR&D	4
Other intangible assets	225
Other assets	3

Liabilities
Contingent payments	67
Other long-term liabilities	76

Goodwill includes expected synergies and other benefits the company believes will result from the acquisition. The other intangible assets relate to developed technology and are being amortized on a straight-line basis over an estimated average useful life of 14 years. The contingent payments of up to $168 million were recorded at their estimated fair value of $67 million, principally taking into account the estimated probability of achieving the specified sales milestones. Changes in the estimated fair value of the contingent payments will be recognized in earnings in future periods. The results of operations, assets and liabilities of Prism are included in the Medical Products segment, and the goodwill is also included in this reporting unit. The goodwill is not deductible for tax purposes. The pro forma impact of the Prism acquisition was not significant to the results of operations of the company.
Divestiture of generic injectables business
In May 2011, the company completed the divestiture of its U.S. generic injectables business to Hikma Pharmaceuticals PLC (Hikma). The consideration for the divestiture arrangement totaled $104 million, after closing-related adjustments. Hikma acquired Baxter’s high-volume, generic injectable products in vials and ampoules, including chronic pain, anti-infective and anti-emetic products, along with a manufacturing facility located in Cherry Hill, New Jersey, and a warehouse and distribution center located in Memphis, Tennessee. Refer to the 2010 Annual Report for further information about this divestiture.

Net sales relating to the generic injectables business, which were reported in the Medical Products segment, were approximately $20 million and $50 million in the second quarters of 2011 and 2010, respectively, and approximately $60 million and $90 million in the first six months of 2011 and 2010, respectively.
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
3. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES
Infusion pump charges
In July 2005, the company stopped shipment of COLLEAGUE infusion pumps in the United States. Following a number of Class I recalls relating to the performance of the pumps, as well as the seizure litigation described in Note 6, on July 13, 2010, the FDA issued a final order requiring the company to recall its approximately 200,000 COLLEAGUE infusion pumps then in use in the U.S. market. Pursuant to the terms of the order, Baxter is offering replacement infusion pumps or monetary consideration to owners of COLLEAGUE pumps and is executing the recall through July 13, 2012. Under the replacement option, customers may receive Sigma International General Medical Apparatus, LLC Spectrum infusion pumps in exchange for COLLEAGUE infusion pumps. Refer to Note 5 to the company’s consolidated financial statements in the 2010 Annual Report for further information regarding the COLLEAGUE and SYNDEO infusion pumps.
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
In aggregate, the total charges incurred from 2005 through 2010 included $716 million of cash costs and $209 million principally related to asset impairments. The asset impairments related to inventory, lease receivables and other assets relating to the recalled pumps. The reserve for cash costs principally included an estimate of cash refunds or replacement infusion pumps that are being offered to current owners in exchange for their COLLEAGUE infusion pumps. Cash costs also included costs associated with the execution of the remediation and recall programs and customer accommodations. While the company continues to work to resolve the issues associated with COLLEAGUE infusion pumps globally, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional regulation will not be introduced that may adversely affect the company’s operations and consolidated financial statements.
The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through June 30, 2011.

(in millions)

Charges and adjustments in 2005 through 2010	$716
Utilization in 2005 through 2010	(203)

Reserves as of December 31, 2010	513
Utilization	(90)

Reserves as of June 30, 2011	$423

The company believes that the remaining infusion pump reserves are adequate and expects that the reserves will be substantially utilized by the end of 2012.
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
Refer to the 2010 Annual Report for further information about these charges.
The following summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)

Charges in 2010 and 2009	$253
Utilization in 2010 and 2009	(73)

Reserves as of December 31, 2010	180
Utilization	(57)
CTA	5

Reserves as of June 30, 2011	$128

The company believes that these reserves are adequate and expects that the reserves will be substantially utilized by the end of 2011. However, adjustments may be recorded in the future as the programs are completed.
4. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
The following is a summary of the activity relating to the securitization arrangement.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010

Sold receivables at beginning of period	$144	$120	$157	$147
Proceeds from sales of receivables	147	132	288	249
Cash collections (remitted to the owners of the receivables)	(145)	(122)	(303)	(264)
Effect of currency exchange rate changes	2	(1)	6	(3)

Sold receivables at end of period	$148	$129	$148	$129

Credit facility
In the second quarter of 2011, the company refinanced its primary revolving credit facility agreement, which was set to mature in December 2011. The key terms of the new credit facility, which has a maximum capacity of $1.5 billion and matures in June 2015, are substantially the same as the existing credit facility. Commitment fees under the new credit facility are not material.
As of June 30, 2011 and December 31, 2010, there were no outstanding borrowings under either credit facility. Refer to Note 6 to the company’s consolidated financial statements in the 2010 Annual Report for further discussion of the company’s credit facilities.

Concentrations of credit risk
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
The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. Global economic conditions, governmental actions and customer-specific factors may require the company to re-evaluate the collectibility and valuation of its receivables which could result in additional credit losses.
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
For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is accumulated in accumulated other comprehensive income (AOCI) and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to other comprehensive income (OCI) over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are principally classified in cost of sales, net interest expense, and other expense, net, and primarily relate to forecasted intercompany sales denominated in foreign currencies, anticipated issuances of debt, and a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary, respectively.
The notional amounts of foreign exchange contracts were $1.7 billion and $1.6 billion as of June 30, 2011 and December 31, 2010, respectively. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at June 30, 2011 is 18 months.
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
The total notional amount of interest rate contracts designated as fair value hedges was $1.8 billion as of June 30, 2011 and $1.9 billion as of December 31, 2010.
Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. If the company removes the cash flow hedge designation because the hedged forecasted transactions are no longer probable of occurring, any gains or losses are immediately reclassified from AOCI to earnings. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the loss or income recognition of the underlying hedged items. If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In the second quarter of 2011, the company terminated $600 million of interest rate contracts that had been designated as fair value hedges, which resulted in a net gain of $46 million that was deferred and is being amortized as a reduction of net interest expense over the remaining term of the underlying debt. There were no hedge dedesignations in the first half of 2011 or 2010 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.
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
The total gross notional amount of undesignated derivative instruments was $455 million as of June 30, 2011 and $445 million as of December 31, 2010.

Gains and Losses on Derivative Instruments

The following table summarizes the income statement locations and gains and losses on the company’s derivative instruments for the three months ended June 30, 2011 and 2010.

				Gain (loss) reclassified from
	Gain (loss) recognized in OCI		Location of gain (loss)	AOCI into income
(in millions)	2011	2010	in income statement	2011	2010

Cash flow hedges
Interest rate contracts	$—	$—	Net interest expense	$—	$—
Foreign exchange contracts	2	(1)	Net sales	—	(1)
Foreign exchange contracts	(5)	19	Cost of sales	(10)	(2)
Foreign exchange contracts	—	47	Other expense, net	—	48

Total	$(3)	$65		$(10)	$45

			Location of gain (loss)	Gain (loss) recognized in income
(in millions)			in income statement	2011	2010

Fair value hedges
Interest rate contracts			Net interest expense	$36	$64

Undesignated derivative instruments
Foreign exchange contracts			Other expense, net	$(8)	$(4)

The following table summarizes the income statement locations and gains and losses on the company’s derivative instruments for the six months ended June 30, 2011 and 2010.

				Gain (loss) reclassified from
	Gain (loss) recognized in OCI		Location of gain (loss)	AOCI into income
(in millions)	2011	2010	in income statement	2011	2010

Cash flow hedges
Interest rate contracts	$—	$(7)	Net interest expense	$—	$1
Foreign exchange contracts	1	(2)	Net sales	(1)	(2)
Foreign exchange contracts	(31)	33	Cost of sales	(15)	(7)
Foreign exchange contracts	—	84	Other expense, net	—	86

Total	$(30)	$108		$(16)	$78

			Location of gain (loss)	Gain (loss) recognized in income
(in millions)			in income statement	2011	2010

Fair value hedges
Interest rate contracts			Net interest expense	$12	$85

Undesignated derivative instruments
Foreign exchange contracts			Other expense, net	$(8)	$(5)

For the company’s fair value hedges, equal and offsetting losses of $36 million and $12 million were recognized in net interest expense in the second quarter and first half of 2011, respectively, and equal and offsetting losses of $64 million and $85 million were recognized in net interest expense in the second quarter and first half of 2010, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the six months ended June 30, 2011 was not material.
As of June 30, 2011, $18 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2011.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$102
Foreign exchange contracts	Prepaid expenses and other	31	Accounts payable and accrued liabilities	$16
Foreign exchange contracts	Other long-term assets	14	Other long-term liabilities	1

Total derivative instruments designated as hedges		$147		$17

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$—

Total derivative instruments		$147		$17

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

		Basis of fair value measurement
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	Balance at	identical assets	observable inputs	inputs
(in millions)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$45	$—	$45	$—
Interest rate hedges	102	—	102	—
Equity securities	17	17	—	—

Total assets	$164	$17	$147	$—

Liabilities
Foreign currency hedges	$17	$—	$17	$—
Contingent payments related to acquisitions and investments	182	—	—	182

Total liabilities	$199	$—	$17	$182

		Basis of fair value measurement
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	Balance at	identical assets	observable inputs	inputs
(in millions)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets
Foreign currency hedges	$31	$—	$31	$—
Interest rate hedges	136	—	136	—
Equity securities	18	18	—	—

Total assets	$185	$18	$167	$—

Liabilities
Foreign currency hedges	$21	$—	$21	$—
Contingent payments related to acquisitions and investments	125	—	—	125

Total liabilities	$146	$—	$21	$125

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

(in millions)

Fair value as of January 1, 2011	$125
Additions, net of payments	57
Unrealized gain/loss recognized in earnings	—

Fair value as of June 30, 2011	$182

As discussed further in Note 3, the company recorded an asset impairment charge related to the recall of COLLEAGUE infusion pumps from the U.S. market in the first quarter of 2010. As the assets had no alternative use and no salvage value, the fair value, measured using significant unobservable inputs (Level 3), was assessed to be zero.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized on the condensed consolidated balance sheets and the approximate fair values as of June 30, 2011 and December 31, 2010.

	Book values		Approximate fair values
(in millions)	2011	2010	2011	2010

Assets
Long-term insurance receivables	$37	$31	$36	$30
Investments	109	32	94	32

Liabilities
Short-term debt	13	15	13	15
Current maturities of long-term debt and lease obligations	9	9	9	9
Other long-term debt and lease obligations	4,378	4,363	4,717	4,666
Long-term litigation liabilities	97	76	94	74

The estimated fair values of long-term insurance receivables and long-term litigation liabilities were computed by discounting the expected cash flows based on currently available information, which in many cases does not include final orders or settlement agreements. The discount factors used in the calculations reflect the non-performance risk of the insurance providers and the company, respectively.
Investments principally represent held-to-maturity debt securities, as well as certain cost method investments. In the first half of 2011, certain past due receivables with the Greek government were converted into non-interest bearing bonds with maturities of one to three years. The fair value of these bonds, which are classified as held-to-maturity, was calculated using a discounted cash flow model that incorporates observable inputs, including interest rate yields. Refer to the 2010 Annual Report for more information on the Greek government’s settlement plan. In determining the fair value of cost method investments, the company takes into consideration recent transactions, as well as the financial information of the investee.
The estimated fair values of current and long-term debt were computed by multiplying price by the notional amount of the respective debt instrument. Price is calculated using the stated terms of the respective debt instrument and yield curves commensurate with the company’s credit risk.
5. COMMON STOCK
Stock-based compensation plans
Stock compensation expense totaled $33 million for both the three months ended June 30, 2011 and 2010 and $61 million and $63 million for the six months ended June 30, 2011 and 2010, respectively. Approximately 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and research and development expenses.
In March 2011, the company awarded its annual stock compensation grants, which consisted of 5.7 million stock options, 1.1 million restricted stock units (RSUs) and 436,000 performance share units (PSUs). Effective with this annual grant, the company changed the overall mix of stock compensation by reducing the number of options and PSUs granted and introducing RSUs for equity-eligible employees, except for the company’s officers whose grants continue to include only stock options and PSUs. Stock compensation grants made in the second quarter of 2011 were not material.

Stock Options

The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant-date fair values, were as follows.

	Six months ended
	June 30,
	2011	2010

Expected volatility	25%	22%
Expected life (in years)	5.0	4.5
Risk-free interest rate	2.2%	2.0%
Dividend yield	2.3%	2.0%
Fair value per stock option	$10	$10

The total intrinsic value of stock options exercised was $41 million and $19 million during the three months ended June 30, 2011 and 2010, respectively, and was $62 million and $79 million during the six months ended June 30, 2011 and 2010, respectively.
As of June 30, 2011, $91 million of unrecognized compensation cost related to all unvested stock options is expected to be recognized as expense over a weighted-average period of 2.0 years.
Performance Share and Restricted Stock Units
The weighted-average assumptions used in estimating the fair value of PSUs granted during the period, along with the weighted-average grant-date fair values, were as follows.

	Six months ended
	June 30,
	2011	2010

Baxter volatility	28%	26%
Peer group volatility	19% - 55%	20% - 59%
Correlation of returns	0.29 - 0.61	0.29 - 0.63
Risk-free interest rate	1.2%	1.3%
Fair value per PSU	$62	$63

The fair value per RSU is determined based on the quoted price of the company’s common stock on the date of the grant.
As of June 30, 2011, unrecognized compensation cost related to all unvested PSUs of $39 million is expected to be recognized as expense over a weighted-average period of 1.9 years, and unrecognized compensation cost related to all unvested RSUs of $50 million is expected to be recognized as expense over a weighted-average period of 2.7 years.
Stock repurchases
As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. During the three- and six-month periods ended June 30, 2011, the company repurchased 8.3 million shares and 20.7 million shares for $478 million and $1.1 billion, respectively, under the board of directors’ July 2009 $2.0 billion and December 2010 $2.5 billion share repurchase authorizations. As of June 30, 2011, $1.9 billion remained available under the December 2010 authorization. No shares remained available under the July 2009 authorization as of June 30, 2011.
6. LEGAL PROCEEDINGS
Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2011, the company’s total recorded reserves with respect to legal matters were $159 million and the total related insurance receivables were $68 million.
Baxter has established reserves for certain of the matters discussed below. The company is not able to estimate the amount or range of any loss for certain contingencies for which there is no reserve or additional loss for matters already reserved. While the liability of the company in connection with the claims cannot be estimated with any certainty and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may incur material judgments or enter into material settlements of claims.
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
Patent litigation
Hemodialysis Litigation
Since April 2003, Baxter has been pursuing a patent infringement action against Fresenius Medical Care Holdings, Inc. for infringement of certain Baxter patents. The patents cover Fresenius’ 2008K hemodialysis instrument. In 2007, the court entered judgment in Baxter’s favor holding the patents valid and infringed, and a jury assessed damages at $14 million for past sales only. In April 2008, the U.S.D.C. for the Northern District of California granted Baxter’s motion for permanent injunction, granted Baxter’s request for royalties on Fresenius’ sales of the 2008K hemodialysis machines during a nine-month transition period before the permanent injunction took effect, and granted a royalty on disposables. In September 2009, the appellate court affirmed Fresenius’ liability for infringing valid claims of Baxter’s main patent, invalidated certain claims of other patents, and remanded the case to the district court to finalize the scope of the injunction and the amount of damages owed to Baxter. In November 2009, the appellate court denied Fresenius’ petition for re-hearing of the appeal. In January 2010, Fresenius consented to reentry of the injunction and sought a new trial to determine royalties, which the district court denied. A hearing has been set for December 2011 to determine the amount of damages owed to Baxter. In March 2010, the United States Patent and Trademark Office’s (USPTO) appellate board affirmed the previous determination by the USPTO patent examiner that the remaining patent was invalid. The board denied a request for reconsideration and the company has appealed the USPTO’s decision to the same appellate court that affirmed the validity of the patent in September 2009.
Product liability litigation
Heparin Litigation
In connection with the recall of heparin products in the United States, approximately 730 lawsuits have been filed alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. In June 2008, a number of these federal cases were consolidated in the U.S.D.C. for the Northern District of Ohio for pretrial case management under the Multi District Litigation rules. In September 2008, a number of state court cases were consolidated in Cook County, Illinois for pretrial case management. In June 2011, the first of the state court cases resulted in a verdict in favor of the plaintiffs with an award of $625,000 in compensatory damages. In July 2011, the federal court ruled in Baxter’s favor on certain motions for summary judgment that are expected to result in the dismissal of a significant portion of the cases filed in that court. Additional trials are expected to be scheduled in federal and state court in 2012.
Propofol Litigation
The company is a defendant, along with others, in numerous lawsuits filed in state court in Las Vegas, Nevada. These lawsuits allege that health care workers improperly reused vials of propofol during endoscopy procedures, which resulted in the transmission of Hepatitis C to patients. These lawsuits allege that Teva Pharmaceuticals USA, Inc. (Teva) (as the manufacturer) and the company (as the distributor) improperly designed, manufactured and sold larger vials of propofol to these endoscopy centers. The first case went to trial against Teva and the company in April 2010. The jury awarded the plaintiffs $5 million in compensatory damages and $500 million in punitive damages ($356 million against Teva and $144 million against the company). Teva and the company have appealed this decision. Additionally, Baxter is entitled to indemnity in these matters pursuant to an indemnity agreement entered into with Teva in 2009. The next trial is scheduled for August 2011.
General litigation
In October 2004, a purported class action was filed in the U.S.D.C. for the Northern District of Illinois against Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleges that these defendants, along with the Administrative and Investment Committees of the company’s 401(k) plans, breached their fiduciary duties to the plan participants by offering Baxter common stock as an investment option in each of the plans during the period of January 2001 to October 2004. In March 2006, the trial court certified a class of plan participants who elected to acquire Baxter common stock through the plans between January 2001 and the present. Summary judgment in the company’s favor was granted by the trial court in May 2010 and plaintiffs appealed the decision to the U.S. Court of Appeals for the Seventh Circuit.
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
In September 2010, a purported class action was filed in the U.S.D.C. for the Northern District of Illinois against the company and certain of its current executive officers. The complaint alleges that, from September 17, 2009 to May 3, 2010, the defendants issued materially false and misleading statements regarding the company’s plasma-based therapies business and the company’s remediation of its COLLEAGUE infusion pumps causing the company’s common stock to trade at artificially high levels. Two additional suits have subsequently been filed against the company and certain of its executive officers in the U.S.D.C. for the Northern District of Illinois. These suits seek to recover the lost value of investors’ stock as damages. These suits have been consolidated for further proceedings.
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
Other
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

The company is a defendant, along with others, in less than a dozen lawsuits which allege that Baxter and other defendants manipulated product reimbursements by, among other things, reporting artificially inflated average wholesale prices (AWP) for Medicare and Medicaid eligible drugs. The cases have been consolidated for pretrial purposes before the U.S.D.C. for the District of Massachusetts. A class settlement resolving Medicare Part B claims and independent health plan claims against Baxter and others has been preliminarily approved by that court and final approval is expected in 2011. Baxter has also resolved a number of other AWP cases brought by state attorneys general and other plaintiffs. The company remains subject to two qui tam actions in which the government has declined to intervene and two additional lawsuits brought by state attorneys general, in each case seeking unspecified damages, injunctive relief, civil penalties, disgorgement, forfeiture and restitution.
The company has received a letter request from the Office of the United States Attorney for the Eastern District of Pennsylvania to produce documents related to the company’s contracting, marketing and promotional, and historical government price reporting practices in the United States. Independent of this request, the company has been engaged in an internal review of its historical price reporting submissions and expects to complete its internal review in 2011. In addition, the company received a request from the Office of the United States Attorney for the Northern District of California to produce documents related to the company’s marketing and promotional practices, including relationships between the company and specialty pharmacies. While the company is fully cooperating with both of these requests, there can be no assurance that the scope of either matter will not be expanded.
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
The Medical Products business manufactures IV solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis, a home-based therapy, and also distributes products for hemodialysis, which is generally conducted in a hospital or clinic. In May 2011, the company divested its U.S. generic injectables business. Refer to Note 2 for further information regarding this divestiture.
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
Certain items are maintained at the corporate level (Corporate) and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, the Greece receivable charge, deferred income taxes, certain litigation liabilities and related insurance receivables, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal Inc. (Fenwal) in connection with the divestiture of the Transfusion Therapies (TT) business. Refer to Note 4 for further information regarding the Greece receivable charge, and Note 3 to the company’s consolidated financial statements in the 2010 Annual Report for further information regarding the TT divestiture.
Included in the Medical Products segment’s pre-tax income in the first six months of 2010 was a first quarter charge of $588 million related to the recall of COLLEAGUE infusion pumps from the U.S. market. Refer to Note 3 for further information regarding the COLLEAGUE infusion pump charge.

Financial information for the company’s segments is as follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010

Net sales
BioScience	$1,553	$1,358	$2,961	$2,720
Medical Products	1,973	1,824	3,841	3,377
Transition services to Fenwal	10	12	18	24

Total	$3,536	$3,194	$6,820	$6,121

Pre-tax income
BioScience	$621	$515	$1,200	$1,069
Medical Products	398	372	754	115

Total pre-tax income from segments	$1,019	$887	$1,954	$1,184

Transition services to Fenwal represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal subsequent to the divestiture of the TT business in 2007.
The following is a reconciliation of segment pre-tax income to income before income taxes per the condensed consolidated statements of income.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010

Total pre-tax income from segments	$1,019	$887	$1,954	$1,184
Unallocated amounts
Stock compensation	(33)	(33)	(61)	(63)
Net interest expense	(15)	(25)	(25)	(44)
Certain foreign currency fluctuations and hedging activities	(13)	10	(16)	19
Greece receivable charge	—	(28)	—	(28)
Other Corporate items	(155)	(141)	(318)	(286)

Income before income taxes	$803	$670	$1,534	$782

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and six months ended June 30, 2011.
RESULTS OF OPERATIONS
NET SALES

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2011	2010	change		2011	2010	change

BioScience	$1,553	$1,358	14%		$2,961	$2,720	9%
Medical Products	1,973	1,824	8%		3,841	3,377	14%
Transition services to Fenwal Inc.	10	12	(17%	)	18	24	(25%	)

Total net sales	$3,536	$3,194	11%		$6,820	$6,121	11%

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2011	2010	change		2011	2010	change

International	$2,118	$1,839	15%		$3,980	$3,686	8%
United States	1,418	1,355	5%		2,840	2,435	17%

Total net sales	$3,536	$3,194	11%		$6,820	$6,121	11%

Foreign currency favorably impacted net sales by 5 and 2 percentage points in the three- and six-month periods ended June 30, 2011, respectively, principally due to the weakening of the U.S. Dollar relative to the Euro, the Australian Dollar and the Japanese Yen in both periods.
Included as a reduction to net sales in the first half of 2010 was $213 million of the company’s $588 million first quarter charge related to the recall of COLLEAGUE infusion pumps from the U.S. market. The charge, included in the Medical Products segment, favorably impacted sales growth in the six-month period ended June 30, 2011 by 3 percentage points. Refer to Note 3 for further information regarding the COLLEAGUE infusion pump charge.

BioScience
The following is a summary of sales by product category in the BioScience segment.

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2011	2010	change	2011	2010	change

Recombinants	$570	$525	9%	$1,082	$1,035	5%
Plasma Proteins	363	314	16%	671	606	11%
Antibody Therapy	381	310	23%	755	632	19%
Regenerative Medicine	147	133	11%	287	252	14%
Other	92	76	21%	166	195	(15%	)

Total net sales	$1,553	$1,358	14%	$2,961	$2,720	9%

Net sales in the BioScience segment increased 14% and 9% during the three- and six-month periods ended June 30, 2011, respectively (including a 4 and 2 percentage point benefit from foreign currency in the three- and six-month periods ended June 30, 2011, respectively). Excluding the benefit of foreign currency, the principal drivers were the following:
•	In the Recombinants product category, sales growth in both periods was the result of increased demand for the company’s advanced recombinant therapy, ADVATE [Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method] and, in the second quarter, Recombinate [Antihemophilic factor (Recombinant)]. Partially offsetting this growth, particularly in the six-month period, were lower tender sales for ADVATE in the United Kingdom.

•	Sales in the Plasma Proteins product category increased in both periods, driven by strong international demand for FEIBA (an anti-inhibitor coagulant complex) and plasma-derived factor VIII, and demand for albumin in the United States. Partially offsetting this growth were lower U.S. sales of FEIBA as a result of higher Medicaid rebates for this product.

•	Sales growth in the Antibody Therapy product line was due to increased sales of GAMMAGARD LIQUID, [Immune Globulin Intravenous (Human)] (marketed as KIOVIG outside of the United States), the liquid formulation of the antibody-replacement therapy IGIV (immune globulin intravenous), driven by improved market demand and incremental volume resulting from a competitor being out of the market during the first half of 2011. This performance was partially offset, particularly in the six-month period, by pricing actions implemented by the company beginning in the second quarter of 2010.

•	In the Regenerative Medicine product category, sales growth in both periods was driven by increased sales of the fibrin sealant product FLOSEAL and, in the six-month period, sales of ACTIFUSE (a silicate substituted calcium phosphate synthetic bone graft material), a product obtained with the acquisition of ApaTech Limited (ApaTech) in the first quarter of 2010.

•	In the second quarter of 2011, sales in the Other product category increased due to strong demand for FSME-IMMUN (a tick-borne encephalitis vaccine). In the six-month period, strong sales of FSME-IMMUN were more than offset by lower influenza revenues, as the first quarter of 2010 benefited from sales of CELVAPAN H1N1 pandemic vaccine. Lower demand for NEISVAC-C (for the prevention of meningitis C) unfavorably impacted sales growth in both periods.

Medical Products
The following is a summary of sales by product category in the Medical Products segment.

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
(in millions)	2011	2010	change	2011	2010	change

Renal	$633	$585	8%	$1,220	$1,169	4%
Global Injectables	506	472	7%	1,023	923	11%
IV Therapies	452	418	8%	880	809	9%
Infusion Systems	233	216	8%	444	212	110%
Anesthesia	143	130	10%	261	257	2%
Other	6	3	100%	13	7	86%

Total net sales	$1,973	$1,824	8%	$3,841	$3,377	14%

Net sales in the Medical Products segment increased 8% and 14% during the three- and six-month periods ended June 30, 2011, respectively (including a 5 and 3 percentage point benefit from foreign currency in the three- and six-month periods ended June 30, 2011, respectively). Excluding the benefit of foreign currency, the principal drivers were the following:
•	In the Renal product line, growth in the number of peritoneal dialysis (PD) patients in Asia, Latin America and the United States was partially offset, particularly in the six-month period, by PD patient losses in the United States to another service provider and lower sales of hemodialysis products.

•	Within the Global Injectables product category, sales growth in both periods was driven by strong sales in the U.S. pharmaceutical partnering and international pharmacy compounding businesses, as well as strong demand for certain enhanced packaging products. Partially offsetting this growth in both periods was the May 2011 divestiture of the U.S. generic injectables business. Refer to Note 2 for further information regarding this divestiture.

•	Intravenous (IV) Therapies sales growth in both periods was driven by increased demand for IV solutions and strong U.S. growth of nutritional products due to competitor supply issues.

•	In the Infusion Systems product category, sales growth in the second quarter and first half of 2011 reflected increased sales of the Sigma International General Medical Apparatus, LLC (SIGMA) Spectrum infusion pumps. Sales growth in the six-month period was favorably impacted by the $213 million charge against sales in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market. Refer to Note 3 for further information regarding this charge.

•	Sales growth in the Anesthesia product category in the second quarter was driven by improved demand, particularly for SUPRANE (desflurane). Sales growth in the six-month period was unfavorably impacted by a reduction in wholesaler inventory levels and, in both periods, by competitive pricing pressures related to generic sevoflurane.
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

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended				Six months ended
	June 30,				June 30,
(as a percentage of net sales)	2011	2010	Change		2011	2010	Change

Gross margin	51.9%	51.3%	0.6 pts		51.5%	43.8%	7.7 pts
Marketing and administrative expenses	21.6%	22.6%	(1.0 pt	)	21.7%	22.9%	(1.2 pts	)

Gross Margin
The increase in the gross margin percentage in both the second quarter and the first half of 2011 was primarily due to sales growth for select higher margin products in the BioScience and Medical Products segments and the favorable impact of foreign currency, partially offset by costs associated with manufacturing issues at the company’s Castlebar, Ireland facility and cost inefficiencies driven by lower volume throughput for plasma-based therapies during 2010, which resulted in higher costs associated with plasma products sold in the second quarter and first half of 2011.
Also contributing to the increase in the gross margin percentage in both periods were cost inefficiencies and increased inventory reserves related to vaccine products in the prior year, which unfavorably impacted the gross margin percentage in the second quarter and first half of 2010. The first half of 2010 was also impacted by a $588 million charge in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market, which unfavorably impacted the prior year-to-date gross margin rate by 7.8 percentage points.
Marketing and Administrative Expenses
The decrease in the marketing and administrative expense ratio in both periods was driven by leverage from higher sales, the company’s continued focus on controlling discretionary spending, and the impact of a $28 million charge in the second quarter of 2010 to write down accounts receivable in Greece. Partially offsetting these items in both periods were increased spending related to certain marketing and promotional programs, increased pension expense, and the pharmaceutical products fee, which became effective in the first quarter of 2011 under healthcare reform legislation enacted in the United States in the first quarter of 2010. Refer to Note 4 for further information regarding the Greece receivable charge.
Also contributing to the decrease in the marketing and administrative expense ratio in the first half of 2011 was a charge to net sales in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps, which unfavorably impacted the marketing and administrative expense ratio by 0.7 percentage points in the first half of 2010. Refer to Note 3 for further information regarding the COLLEAGUE charge.
RESEARCH AND DEVELOPMENT

	Three months ended				Six months ended
	June 30,		Percent		June 30,		Percent
(in millions)	2011	2010	change		2011	2010	change

Research and development expenses	$239	$219	9%		$453	$446	2%
As a percentage of net sales	6.8%	6.9%			6.6%	7.3%

Research and development (R&D) expenses increased in the second quarter and first half of 2011, as the company continues to invest in key R&D programs across the product pipeline. Also contributing to the increase in R&D expenses in both periods was the impact of foreign currency. The first quarter of 2010 charge to net sales related to the recall of COLLEAGUE infusion pumps increased the R&D expense ratio by 0.3 percentage points in the prior year. Refer to the 2010 Annual Report for a discussion of the company’s R&D pipeline.
NET INTEREST EXPENSE
Net interest expense was $15 million and $25 million in the second quarters of 2011 and 2010, respectively, and $25 million and $44 million in the first half of 2011 and 2010, respectively. The decrease in both periods was principally driven by lower interest rates on outstanding debt and an increase in interest income.

OTHER EXPENSE, NET
Other expense, net was $13 million and $3 million in the second quarters of 2011 and 2010, respectively, and $17 million and $5 million during the first half of 2011 and 2010, respectively. Included in both periods were amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency.
PRE-TAX INCOME
Refer to Note 7 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.
BioScience
Pre-tax income increased 21% and 12% for the second quarter and first half of 2011, respectively. In both periods, the impact from increased sales of certain higher-margin products and the favorable impact of foreign currency were partially offset by cost inefficiencies driven by lower volume throughput for plasma-based therapies during 2010, an increase in spending on new marketing and promotional programs, as well as the pharmaceutical products fee that became effective in the first quarter of 2011. Also contributing to the increase in pre-tax income for both periods was an increase in inventory reserves related to vaccine products in the prior year, which unfavorably impacted pre-tax income in the second quarter and first half of 2010.
Medical Products
Pre-tax income increased 7% in the second quarter of 2011. Pre-tax income in the first half of 2011 was $754 million, compared to $115 million in the first half of 2010. Included in pre-tax income in the prior year was the first quarter 2010 charge of $588 million related to the recall of COLLEAGUE infusion pumps from the U.S. market. Pre-tax income in both the second quarter and the first half of 2011 benefited from strong sales growth, favorable product mix, and the favorable impact of foreign currency, which was partially offset by increased R&D spending, costs associated with manufacturing issues at the company’s Castlebar, Ireland facility, and the pharmaceutical products fee that became effective in the first quarter of 2011.
Other
Certain items are maintained at the company’s corporate level and are not allocated to the segments. These amounts are detailed in the table in Note 7 and primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign currency fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, the Greece receivable charge, deferred income taxes, certain litigation liabilities and related insurance receivables, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal. Refer to Note 5 regarding stock compensation expense, Note 4 for further information on the Greece receivable charge and the previous discussion for further information regarding net interest expense.
INCOME TAXES
The company’s effective income tax rate was 21.7% and 19.9% in the second quarters of 2011 and 2010, respectively, and 21.4% and 39.0% in the six-month periods ended June 30, 2011 and 2010, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different from the U.S. federal statutory rate. In addition, the effective tax rate can be affected each period by discrete factors and events. The increase in the effective income tax rate in the second quarter of 2011 was primarily due to a change in the earnings mix from lower to higher tax rate jurisdictions compared to the prior year period, as well as the impact of the pharmaceutical products fee, which became effective in the first quarter of 2011 and is not deductible. The decrease in the effective income tax rate in the six-month period ended June 30, 2011 was principally due to the first quarter 2010 charge of $588 million related to the recall of COLLEAGUE infusion pumps from the U.S. market, for which there was no net tax benefit recognized, and a $39 million write-off of a deferred tax asset in the first quarter of 2010 as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation enacted in the United States. Refer to Note 3 for further information regarding the COLLEAGUE charge.
The company anticipates that the effective tax rate for the full-year 2011 will be approximately 21.0% to 21.5%, excluding the impact of audit developments and other special items.
INCOME AND EARNINGS PER DILUTED SHARE
Net income attributable to Baxter was $615 million and $535 million for the three months ended June 30, 2011 and 2010, respectively, and $1.2 billion and $472 million for the six months ended June 30, 2011 and 2010, respectively. Net income attributable to Baxter per diluted share was $1.07 and $0.90 for the three months ended June 30, 2011 and 2010, respectively, and $2.05 and $0.78 for the six months ended June 30, 2011 and 2010, respectively. The significant factors and events contributing to the changes are discussed above. Additionally, net income attributable to Baxter per diluted share was positively impacted by the repurchase of 8.3 million and 20.7 million shares during the second quarter and first half of 2011, respectively. Refer to Note 5 for further information regarding the company’s stock repurchases.
LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Cash flows from operations
Cash flows from operations decreased slightly during the first half of 2011 as compared to the prior year, totaling $1.0 billion in 2011 and $1.1 billion in 2010. The impact of higher earnings (before non-cash items) was more than offset by the factors discussed below.
Accounts Receivable
Cash flows relating to accounts receivable decreased during the first half of 2011 as compared to the prior year. Days sales outstanding increased from 54.3 days at June 30, 2010 to 57.8 days at June 30, 2011 due to longer collection periods in certain international markets, as well as an unfavorable impact from foreign currency. Outstanding receivables from customers outside of the United States were approximately 80% of total accounts receivable at both June 30, 2011 and December 31, 2010.
Inventories
Cash flows relating to inventories decreased in 2011 as compared to the prior year. The following is a summary of inventories at June 30, 2011 and December 31, 2010, as well as annualized inventory turns for the three months ended June 30, 2011 and 2010, by segment.

			Annualized inventory
	Inventories		turns for the three
	June 30,	December 31,	months ended June 30,
(in millions, except inventory turn data)	2011	2010	2011	2010

BioScience	$1,624	$1,455	1.49	1.43
Medical Products	1,023	914	3.97	4.29
Other	1	2	—	—

Total company	$2,648	$2,371	2.45	2.49

The increase in inventories in the first half of 2011 was principally due to higher plasma-related inventories in the BioScience segment, as well as higher inventories of the SIGMA Spectrum infusion pump and PD solutions in the Medical Products segment.
Other
Payments related to the execution of the COLLEAGUE infusion pump recall and the company’s business optimization initiatives increased from $41 million in the first half of 2010 to $147 million in the first half of 2011. Refer to Note 3 for more information regarding the COLLEAGUE infusion pump recall and the business optimization initiatives. Other cash outflows decreased from $170 million in the first half of 2010 to $114 million in the first half of 2011, principally due to lower discretionary pension contributions to the U.S. pension plan and a cash inflow related to the termination of interest rate swaps.

Cash flows from investing activities
Capital Expenditures
Capital expenditures decreased $59 million for the six months ended June 30, 2011, from $467 million in 2010 to $408 million in 2011. The company’s investments in capital expenditures are focused on projects that enhance the company’s cost structure and manufacturing capabilities and support its strategy of geographic expansion with select investments in growing markets. In addition, the company continues to invest to support the company’s ongoing strategic focus on R&D with the expansion of research facilities, pilot manufacturing sites and laboratories. Capital expenditures also included the company’s multi-year initiative to implement a global enterprise resource planning system that will consolidate and standardize business processes, data and systems.
Acquisitions and Investments
Cash outflows relating to acquisitions and investments of $202 million in the first half of 2011 primarily related to a cash outflow of $170 million associated with the acquisition of Prism Pharmaceuticals, Inc. (Prism). Cash outflows in the first half of 2011 also included an $18 million payment to exercise an option related to the company’s collaboration agreement for the development of a home hemodialysis machine with HHD, LLC, DEKA Products Limited Partnership and DEKA Research and Development Corp. (collectively, DEKA). Refer to Note 2 for further information about the Prism acquisition and the DEKA agreement.
Cash outflows relating to acquisitions and investments of $254 million in the first half of 2010 primarily related to a net cash outflow of $235 million related to the acquisition of ApaTech, an orthobiologic products company based in the United Kingdom, and an $18 million payment related to the company’s collaboration agreement for the development of a home hemodialysis machine with DEKA. Refer to the 2010 Annual Report for further information about the ApaTech acquisition.
Divestiture and Other
Cash inflows relating to divestiture and other principally consisted of $104 million of cash proceeds associated with the company’s divestiture of its U.S. generic injectables business in the second quarter of 2011. Refer to Note 2 for further information about this divestiture.
Cash flows from financing activities
Debt Issuances, Net of Payments of Obligations
Net cash outflows related to debt and other financing obligations totaled $3 million in the first half of 2011, as compared to net cash inflows of $587 million in the first half of 2010. In March 2010, the company issued $600 million of senior unsecured notes, with $300 million maturing in March 2013 and bearing a 1.8% coupon rate, and $300 million maturing in March 2020 and bearing a 4.25% coupon rate. The net proceeds from this issuance were used for general corporate purposes, including the refinancing of indebtedness.
Other Financing Activities
Cash dividend payments totaled $358 million and $348 million in the first half of 2011 and 2010, respectively. The increase in cash dividend payments was primarily due to a 7% increase in the quarterly dividend rate compared to the prior year, partially offset by the impact of a lower number of common shares outstanding as a result of the company’s stock repurchase programs. In May 2011, the board of directors declared a quarterly dividend of $0.31 per share, payable on July 1, 2011 to shareholders of record on June 10, 2011. In July 2011, the board of directors declared a quarterly dividend of $0.31 per share, payable on October 3, 2011 to shareholders of record on September 9, 2011.
Proceeds and realized excess tax benefits from stock issued under employee benefit plans increased by $69 million, from $235 million in the first half of 2010 to $304 million in the first half of 2011, primarily due to an increase in stock option exercises, partially offset by a decrease in realized excess tax benefits. Realized excess tax benefits, which were $13 million and $34 million in the first half of 2011 and 2010, respectively, are presented in the condensed consolidated statements of cash flows as an outflow in the operating section and an inflow in the financing section.
Stock repurchases totaled $1.1 billion in both the first half of 2011 and 2010. As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2009 and December 2010, the board of directors authorized the repurchase of up to $2.0 billion and $2.5 billion, respectively, of the company’s common stock. At June 30, 2011, $1.9 billion remained available under the December 2010 authorization. There was no remaining availability under the July 2009 authorization.
CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS
Credit facilities
In the second quarter of 2011, the company refinanced its primary revolving credit facility agreement, which was set to mature in December 2011. The key terms of the new credit facility, which has a maximum capacity of $1.5 billion and matures in June 2015, are substantially the same as the existing credit facility. Commitment fees under the new credit facility are not material. The company also maintains a credit facility denominated in Euros with a maximum capacity of approximately $431 million at June 30, 2011, which matures in January 2013. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At June 30, 2011, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of the two outstanding facilities at June 30, 2011. The non-performance of any financial institution supporting the credit facility would reduce the maximum capacity of these facilities by each institution’s respective commitment. Refer to Note 6 to the company’s consolidated financial statements in the 2010 Annual Report for further discussion of the company’s credit facilities.
Access to capital
The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt or common stock. The company had $2.0 billion of cash and equivalents at June 30, 2011. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions. While the company’s cash positions fluctuate, a significant portion of the company’s cash and equivalents are generally held in foreign jurisdictions. However, the company has adequate cash available to meet operating requirements in each jurisdiction in which the company operates.
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
The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. The company recorded a charge of $28 million in the second quarter of 2010 to write down its accounts receivable in Greece principally as a result of the Greek government’s announcement of a plan to convert certain past due receivables into non-interest bearing bonds with maturities of one to three years. The charge, computed by taking into consideration, among other factors, the imputed discount of the outstanding receivables based upon publicly traded Greek government bonds with similar terms, was included in marketing and administrative expenses. Global economic conditions, governmental actions and customer-specific factors may require the company to re-evaluate the collectibility and valuation of its receivables which could result in additional credit losses.
Credit ratings
There were no changes in the company’s credit ratings in the first half of 2011. Refer to the 2010 Annual Report for further discussion of the company’s credit ratings.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2010 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2010 Annual Report. There have been no significant changes in the company’s application of its critical accounting policies during the first six months of 2011.
LEGAL CONTINGENCIES
Refer to Note 6 for a discussion of the company’s legal contingencies. Upon resolution of any of these uncertainties, the company may incur charges in excess of any presently established liabilities. While the liability of the company in connection with certain claims cannot be estimated with any certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments or enter into material settlements of claims.
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
In January 2011, the European Medicines Agency (EMA) announced the review of Dianeal, Extraneal and Nutrineal peritoneal dialysis solutions manufactured in the company’s Castlebar, Ireland facility due to the potential presence of endotoxins in certain batches. The company continues to supply the European Union with these products through other Baxter manufacturing facilities. The company is working with the EMA to resolve these matters.
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

FORWARD-LOOKING INFORMATION
This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, including those made in connection with the charges related to the recall of the company’s COLLEAGUE infusion pumps, litigation related matters including outcomes, the company’s efforts to recall and remediate its COLLEAGUE infusion pumps and other regulatory matters, credit exposure to foreign governments, the impact of the acquisition of Prism, contingent payments, estimates of liabilities, expectations with respect to the company’s hedging activities including its exposure to financial market volatility and foreign currency risk, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility and the adequacy of credit facilities and reserves, the effective tax rate in 2011, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:
•	demand for and market acceptance risks for new and existing products, such as ADVATE and plasma-based therapies (including Antibody Therapy), and other therapies;

•	fluctuations in supply and demand and the pricing of plasma-based therapies;

•	healthcare reform legislation in the United States including its effect on pricing, reimbursement, taxation and rebate policies;

•	future actions of governmental authorities and other third parties including third party payers as healthcare reform legislation and other similar measures are implemented in the United States and globally;

•	additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	the company’s ability to identify business development and growth opportunities for new and existing products;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	future actions of the FDA, EMA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO infusion pumps;

•	implementation of the FDA’s final July 2010 order to recall all of the company’s COLLEAGUE infusion pumps currently in use in the United States as well as any additional actions required globally;

•	the company’s ability to fulfill demand for SIGMA’s Spectrum infusion pump;

•	foreign currency fluctuations, particularly due to reduced benefits from the company’s natural hedges and limitations on the ability to cost-effectively hedge resulting from financial market and currency volatility;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of restructuring and optimization initiatives;

•	the successful implementation of the company’s global enterprise resource planning system;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, including the SIGMA transaction;

•	changes in credit agency ratings;

•	any impact of the commercial and credit environment on the company and its customers and suppliers; and

•	other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described in Item 1A in the company’s Annual Report on Form 10-K for the year ended December 31, 2010, all of which are available on the company’s website.
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
The company uses options and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at June 30, 2011 is 18 months. The company also uses derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.
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
A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at June 30, 2011, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net asset balance of $18 million with respect to those contracts would decrease by $47 million, resulting in a net liability balance.
The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at June 30, 2011 by replacing the actual exchange rates at June 30, 2011 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2010 Annual Report. There were no significant changes during the quarter ended June 30, 2011.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2011.
Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control over Financial Reporting
In the second quarter of 2010, the company began the implementation of a new global enterprise resource planning system. In addition, the company is consolidating and outsourcing certain computer operations and application support activities. These multi-year initiatives will be conducted in phases and include modifications to the design and operation of controls over financial reporting. The company is testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and has monitoring controls in place over the implementation of these changes. There have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
Reviews of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 and 2010 have been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Baxter International Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2011, and the related condensed consolidated statements of income for each of the three- and six-month periods ended June 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the company’s management.
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
August 2, 2011

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about the company’s common stock repurchases during the three-month period ended June 30, 2011.
Issuer Purchases of Equity Securities

	Total number		Total number of shares	Approximate dollar value of
	of shares	Average price	purchased as part of publicly	shares that may yet be purchased
Period	purchased(1)	paid per share	announced program(1)	under the program(1)

April 1, 2011 through April 30, 2011	2,004,800	$54.10	2,004,800
May 1, 2011 through May 31, 2011	2,469,245	$58.45	2,469,245
June 1, 2011 through June 30, 2011	3,836,600	$58.65	3,836,600

Total	8,310,645	$57.49	8,310,645	$1,881,195,544

(1)	In December 2010, the company announced that its board of directors authorized the company to repurchase up to $2.5 billion of its common stock on the open market or in private transactions. During the second quarter of 2011, the company repurchased approximately 8.3 million shares for $478 million under this program. This program does not have an expiration date.

Item 6. Exhibits
Exhibit Index:

Exhibit
Number	Description
15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)
Date: August 2, 2011	By:	/s/ Robert J. Hombach
Robert J. Hombach
Corporate Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)