Form 10-Q
period 2011-09-30
BAXTER INTERNATIONAL INC
filed 2011-11-02
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐ No ☑

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 28, 2011 was 563,866,130 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	0000000	0000000	0000000	0000000
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	$3,479	$3,224	$10,299	$9,345
Cost of sales	1,708	1,565	5,018	5,005
Gross margin	1,771	1,659	5,281	4,340
Marketing and administrative expenses	787	670	2,268	2,074
Research and development expenses	239	207	692	653
Net interest expense	14	24	39	68
Other expense, net	4	117	21	122
Income before income taxes	727	641	2,261	1,423
Income tax expense	149	117	477	422
Net income	578	524	1,784	1,001
Less: Noncontrolling interests	2	(1)	23	4
Net income attributable to Baxter International Inc. (Baxter)	$ 576	$ 525	$ 1,761	$ 997

Net income attributable to Baxter per common share
Basic	$ 1.02	$ 0.90	$ 3.08	$ 1.68

Diluted	$ 1.01	$ 0.89	$ 3.06	$ 1.67

Weighted-average number of common shares outstanding
Basic	566	584	571	593

Diluted	571	587	575	597

Cash dividends declared per common share	$ 0.31	$ 0.29	$ 0.93	$ 0.87

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		September 30, 2011	December 31, 2010
Current assets	Cash and equivalents	$ 2,338	$ 2,685
	Accounts and other current receivables	2,347	2,265
	Inventories	2,621	2,371
	Prepaid expenses and other	696	668
	Total current assets	8,002	7,989
Property, plant and equipment, net		5,426	5,260
Other assets	Goodwill	2,119	2,015
	Other intangible assets, net	710	500
	Other	1,586	1,725
	Total other assets	4,415	4,240
Total assets		$17,843	$17,489

Current liabilities	Short-term debt	$ 87	$ 15
	Current maturities of long-term debt and lease obligations	8	9
	Accounts payable and accrued liabilities	4,070	4,017
	Total current liabilities	4,165	4,041
Long-term debt and lease obligations		4,447	4,363
Other long-term liabilities		2,041	2,289
Commitments and contingencies
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2011 and 2010	683	683
	Common stock in treasury, at cost, 120,356,510 shares in 2011 and 102,761,588 shares in 2010	(6,608)	(5,655)
	Additional contributed capital	5,772	5,753
	Retained earnings	9,154	7,925
	Accumulated other comprehensive loss	(2,049)	(2,139)
	Total Baxter shareholders’ equity	6,952	6,567
	Noncontrolling interests	238	229
	Total equity	7,190	6,796
Total liabilities and equity		$17,843	$17,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Nine months ended September 30,
		2011	2010
Cash flows from operations	Net income	$ 1,784	$ 1,001
	Adjustments
	Depreciation and amortization	503	506
	Deferred income taxes	218	169
	Stock compensation	94	92
	Realized excess tax benefits from stock issued under employee benefit plans	(17)	(35)
	Infusion pump charge	—	588
	Impairment charge	—	112
	Other	103	56
	Changes in balance sheet items
	Accounts and other current receivables	(102)	(27)
	Inventories	(272)	(94)
	Accounts payable and accrued liabilities	(90)	(38)
	Infusion pump and business optimization payments	(258)	(62)
	Other, including pension contributions	(38)	(200)
	Cash flows from operations	1,925	2,068
Cash flows from investing activities	Capital expenditures	(643)	(699)
	Acquisitions and investments	(229)	(274)
	Divestiture and other	106	—
	Cash flows from investing activities	(766)	(973)
Cash flows from financing activities	Issuances of debt	4	610
	Payments of obligations	(9)	(21)
	Increase in debt with original maturities of three months or less, net	75	—
	Cash dividends on common stock	(534)	(519)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	405	269
	Purchases of treasury stock	(1,413)	(1,273)
	Other	(20)	(44)
	Cash flows from financing activities	(1,492)	(978)
Effect of currency exchange rate changes on cash and equivalents		(14)	(115)
(Decrease) increase in cash and equivalents		(347)	2
Cash and equivalents at beginning of period		2,685	2,786
Cash and equivalents at end of period		$ 2,338	$ 2,788

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

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net pension and other postemployment benefits cost

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Pension benefits
Service cost	$ 28	$ 24	$ 84	$ 74
Interest cost	60	57	178	171
Expected return on plan assets	(76)	(70)	(228)	(211)
Amortization of net losses and other deferred amounts	44	29	132	93
Net periodic pension benefit cost	$ 56	$ 40	$ 166	$ 127

OPEB
Service cost	$ 2	$ 1	$ 5	$ 4
Interest cost	7	7	21	22
Amortization of prior service credit and net loss	(1)	(1)	(2)	(4)
Net periodic OPEB cost	$ 8	$ 7	$ 24	$ 22

The company made discretionary cash contributions to its pension plan in the United States totaling $150 million and $300 million in the first quarters of 2011 and 2010, respectively.

Net interest expense

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Interest expense, net of capitalized interest	$23	$30	$ 67	$ 88
Interest income	(9)	(6)	(28)	(20)
Net interest expense	$14	$24	$ 39	$ 68

Comprehensive income

	$1,865	$1,865	$1,865	$1,865
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Comprehensive income	$295	$901	$1,865	$810
Less: Comprehensive (loss) income attributable to noncontrolling interests	(4)	(1)	14	7
Comprehensive income attributable to Baxter	$299	$902	$1,851	$803

The decrease in comprehensive income attributable to Baxter for the three months ended September 30, 2011 was principally due to unfavorable movements in currency translation adjustments (CTA), which resulted in a $316 million loss in 2011 compared to a $381 million gain in 2010, partially offset by higher net income attributable to Baxter. The increase in comprehensive income attributable to Baxter for the nine months ended September 30, 2011 was primarily due to higher net income attributable to Baxter, principally due to a $588 million charge in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market, and favorable movements in CTA, which resulted in a $17 million gain in 2011 compared to a $306 million loss in 2010. Refer to Note 3 for further information regarding the COLLEAGUE infusion pump charge.

Effective tax rate

The company’s effective income tax rate was 20.5% and 18.3% in the third quarters of 2011 and 2010, respectively, and 21.1% and 29.7% for the nine months ended September 30, 2011 and 2010, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different from the U.S. federal statutory rate. In addition, the effective tax rate can be affected each period by discrete factors and events.

The increase in the effective income tax rate in the third quarter of 2011 was primarily due to the tax benefit from the third quarter 2010 impairment charge of $112 million associated with the divestiture of the U.S. multi-source generic injectables business. The effective income tax rate also increased due to a change in the earnings mix from lower to higher tax rate jurisdictions compared to the prior year period and an increase in a tax reserve associated with one of the company’s joint ventures. This increase was partially offset by the tax benefit from the $79 million charge in the third quarter of 2011 related to the resolution of litigation pertaining to average wholesale prices (AWP) and certain rebate and discount adjustments related to historical price reporting submissions.

The decrease in the effective income tax rate in the nine months ended September 30, 2011 was principally due to the first quarter 2010 charge of $588 million related to the recall of COLLEAGUE infusion pumps from the U.S. market, for which there was no net tax benefit recognized, and a $39 million write-off of a deferred tax asset in the first quarter of 2010 as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation enacted in the United States. This decrease was partially offset by the tax benefit from the third quarter 2010 U.S. multi-source generic injectables business impairment charge.

Refer to the discussion below for further information regarding the U.S. multi-source generic injectables business divestiture, Note 6 for further information regarding the AWP litigation and historical price reporting charge, and Note 3 for further information regarding the COLLEAGUE infusion pump charge.

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

The following is a reconciliation of basic shares to diluted shares.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Basic shares	566	584	571	593
Effect of dilutive securities	5	3	4	4
Diluted shares	571	587	575	597

The computation of diluted EPS excluded employee stock options to purchase 18 million and 31 million shares for the three months ended September 30, 2011 and 2010, respectively, and 18 million and 28 million shares for the nine months ended September 30, 2011 and 2010, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.

Inventories

(in millions)	September 30, 2011	December 31, 2010
Raw materials	$ 587	$ 536
Work in process	910	787
Finished goods	1,124	1,048
Inventories	$2,621	$2,371

Property, plant and equipment, net

(in millions)	September 30, 2011	December 31, 2010
Property, plant and equipment, at cost	$10,794	$10,591
Accumulated depreciation and amortization	(5,368)	(5,331)
Property, plant and equipment (PP&E), net	$ 5,426	$ 5,260

Goodwill

The following is a summary of goodwill by business segment.

(in millions)	BioScience	Medical Products	Total
Balance as of December 31, 2010	$809	$1,206	$2,015
Additions	1	100	101
Currency translation and other adjustments	2	1	3
Balance as of September 30, 2011	$812	$1,307	$2,119

Goodwill additions in 2011 principally related to the second quarter acquisition of Prism Pharmaceuticals, Inc. (Prism) and the second quarter exercise of an option related to the company’s collaboration agreement for the development of a home hemodialysis machine with HHD, LLC (HHD), DEKA Products Limited Partnership and DEKA Research and Development Corp. Prism and HHD are within the Medical Products segment. Refer to the discussion below for further information regarding Prism and HHD. As of September 30, 2011, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s intangible assets subject to amortization at September 30, 2011 and December 31, 2010.

(in millions)	Developed technology, including patents	Other	Total
September 30, 2011
Gross other intangible assets	$1,099	$147	$1,246
Accumulated amortization	(493)	(78)	(571)
Other intangible assets, net	$ 606	$ 69	$ 675

December 31, 2010
Gross other intangible assets	$ 916	$144	$1,060
Accumulated amortization	(522)	(69)	(591)
Other intangible assets, net	$ 394	$ 75	$ 469

The amortization expense for these intangible assets was $21 million and $18 million for the three months ended September 30, 2011 and 2010, respectively, and $58 million and $55 million for the nine months ended September 30, 2011 and 2010, respectively. The anticipated annual amortization expense for intangible assets recorded as of September 30, 2011 is $80 million in 2011, $84 million in 2012, $81 million in 2013, $78 million in 2014, $76 million in 2015, and $73 million in 2016.

The increase in other intangible assets, net in the first nine months of 2011 primarily related to $225 million from the second quarter acquisition of Prism and $38 million from an arrangement with Ceremed, Inc. (Ceremed) related to Ceremed’s OSTENE brand bone hemostasis product line, as well as its AOC PolymerBlend technology, which is used in manufacturing Baxter’s ACTIFUSE product, a silicate substituted calcium phosphate synthetic bone graft material. Refer to the discussion below for further information regarding the Prism acquisition.

Additionally, as of September 30, 2011 and December 31, 2010, the company had $35 million and $31 million, respectively, of intangible assets not subject to amortization, which included a trademark with an indefinite life and certain acquired in-process research and development (IPR&D) associated with products that have not yet received regulatory approval.

Variable interest entities

The unaudited interim condensed consolidated financial statements include the accounts of variable interest entities (VIEs) in which Baxter is the primary beneficiary. During the nine months ended September 30, 2011, the company did not enter into any new arrangements in which it determined that the company is the primary beneficiary of a VIE. During the second quarter of 2011, the company exercised an option to acquire the assets of HHD, an entity whose financial results were already consolidated by Baxter because Baxter had been determined to be the primary beneficiary of this VIE. As of September 30, 2011, the carrying amounts of the consolidated VIEs’ assets and liabilities were not material to Baxter’s consolidated financial statements. Refer to Note 4 to the company’s consolidated financial statements in the 2010 Annual Report for further information about the VIEs consolidated by the company.

Acquisitions and investments

Prism Pharmaceuticals

In May 2011, the company acquired privately-held Prism, a specialty pharmaceutical company. As a result of this acquisition, Baxter acquired NEXTERONE (amiodarone HCl), an antiarrhythmic agent used for ventricular tachyarrhythmias, or fast forms of irregular heartbeat. The NEXTERONE product portfolio includes the first and only ready-to-use premixed intravenous (IV) container formulations, as well as vials and a pre-filled syringe, all of which have received U.S. Food and Drug Administration (FDA) approval. This acquisition expands Baxter’s existing portfolio of premixed drugs and solutions for use in the acute care setting. Total consideration of up to $338 million consisted of an upfront cash payment of $170 million at closing and contingent payments of up to $168 million, which are associated with the achievement of specified sales milestones through 2017.

The following table summarizes the preliminary allocation of the fair value of assets acquired and liabilities assumed at the acquisition date. The final allocation of the purchase price may result in an adjustment to the recognized amounts of assets and liabilities; however, no material adjustments are anticipated.

(in millions)
Assets
Goodwill	$ 81
IPR&D	4
Other intangible assets	225
Other assets	3

Liabilities
Contingent payments	67
Other long-term liabilities	76

Goodwill includes expected synergies and other benefits the company believes will result from the acquisition. The other intangible assets relate to developed technology and are being amortized on a straight-line basis over an estimated average useful life of 14 years. The contingent payments of up to $168 million were recorded at their estimated fair value of $67 million, principally taking into account the estimated probability of achieving the specified sales milestones. As of September 30, 2011, the estimated fair value of the contingent payments was $72 million, with changes in the estimated fair value recognized in earnings. The results of operations, assets and liabilities of Prism are included in the Medical Products segment, and the goodwill is also included in this reporting unit. The goodwill is not deductible for tax purposes. The pro forma impact of the Prism acquisition was not significant to the results of operations of the company.

Baxa Corporation

In August 2011, the company entered into a definitive agreement to acquire privately-held Baxa Corporation (Baxa), which manufactures and markets devices, systems and software for the safe and efficient preparation, handling, packaging and administration of fluid medications. Upon completion of the acquisition, Baxter will acquire product lines that include devices that automate multi-ingredient nutritional solution compounding, such as the EXACTAMIX Compounder, filling and packaging systems for oral and enteral syringes, automated dose filling systems, and the DoseEdge Pharmacy Workflow Manager, an integrated system for managing IV and oral dose preparation activities. The addition of Baxa’s product lines will complement Baxter’s portfolio of nutrition products and drug delivery systems, and will provide Baxter with a comprehensive solution to fulfill the majority of patients’ nutritional requirements and increase efficiency in the pharmacy. The transaction is expected to close in the fourth quarter of 2011, subject to customary closing conditions including applicable regulatory approvals. Under the terms of the agreement, Baxter will provide Baxa with an upfront cash payment of $380 million at closing. The acquisition is not expected to have a material impact on Baxter’s 2011 financial statements.

Divestiture of U.S. multi-source generic injectables business

In May 2011, the company completed the divestiture of its U.S. multi-source generic injectables business to Hikma Pharmaceuticals PLC (Hikma). The consideration for the divestiture arrangement totaled $104 million, after closing-related adjustments. Hikma acquired Baxter’s high-volume, generic injectable products in vials and ampoules, including chronic pain, anti-infective and anti-emetic products, along with a manufacturing facility located in Cherry Hill, New Jersey, and a warehouse and distribution center located in Memphis, Tennessee. An impairment charge of $112 million, primarily related to PP&E and intangible assets, was recorded in the third quarter of 2010 to reflect the fair values of these assets based on the expected sale price of the business. Refer to the 2010 Annual Report for further information about this divestiture.

Net sales relating to the U.S. multi-source generic injectables business, which were reported in the Medical Products segment prior to the divestiture, were $57 million in the third quarter of 2010 and $58 million and $143 million in the first nine months of 2011 and 2010, respectively.

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

3. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion pump charges

In July 2005, the company stopped shipment of COLLEAGUE infusion pumps in the United States. Following a number of Class I recalls relating to the performance of the pumps, as well as the seizure litigation described in Note 6, on July 13, 2010, the FDA issued a final order requiring the company to recall its approximately 200,000 COLLEAGUE infusion pumps then in use in the U.S. market. Pursuant to the terms of the order, Baxter is offering replacement infusion pumps or monetary consideration to owners of COLLEAGUE pumps and is executing the recall through July 13, 2012. Under the replacement option, customers may receive Sigma International General Medical Apparatus, LLC (SIGMA) Spectrum infusion pumps in exchange for COLLEAGUE infusion pumps. Refer to Note 5 to the company’s consolidated financial statements in the 2010 Annual Report for further information regarding the COLLEAGUE and SYNDEO infusion pumps.

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

The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through September 30, 2011.

(in millions)
Charges and adjustments in 2005 through 2010	$716
Utilization in 2005 through 2010	(203)
Reserves as of December 31, 2010	513
Utilization	(175)
Reserves as of September 30, 2011	$338

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

Refer to the 2010 Annual Report for further information about these charges.

The following summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Charges in 2010 and 2009	$253
Utilization in 2010 and 2009	(73)
Reserves as of December 31, 2010	180
Utilization	(83)
CTA	—
Reserves as of September 30, 2011	$ 97

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

The following is a summary of the activity relating to the securitization arrangement.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Sold receivables at beginning of period	$ 148	$ 129	$ 157	$ 147
Proceeds from sales of receivables	155	145	443	394
Cash collections (remitted to the owners of the receivables)	(161)	(144)	(464)	(408)
Effect of currency exchange rate changes	7	8	13	5
Sold receivables at end of period	$ 149	$ 138	$ 149	$ 138

Credit facility and commercial paper

In the second quarter of 2011, the company refinanced its primary revolving credit facility agreement, which was set to mature in December 2011. The key terms of the new credit facility, which has a maximum capacity of $1.5 billion and matures in June 2015, are substantially the same as the previous credit facility. Commitment fees under the new credit facility are not material. As of September 30, 2011 and December 31, 2010, there were no outstanding borrowings under either credit facility. Refer to Note 6 to the company’s consolidated financial statements in the 2010 Annual Report for further discussion of the company’s credit facilities.

During the first nine months of 2011, the company issued and redeemed commercial paper, of which $75 million was outstanding as of September 30, 2011, with a weighted-average interest rate of 0.14%.

Concentrations of credit risk

The company recorded a charge of $28 million in the second quarter of 2010 to write down its accounts receivable in Greece principally as a result of the Greek government’s announcement of a plan to convert certain past due receivables into non-interest bearing bonds with maturities of one to three years. The charge was computed by taking into consideration, among other factors, the imputed discount of the outstanding receivables based upon publicly traded Greek government bonds with similar terms and was included in marketing and administrative expenses.

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. Refer to the discussion below for information regarding the Greek government bonds held by the company at September 30, 2011. Global economic conditions, governmental actions and customer-specific factors may require the company to re-evaluate the collectibility and valuation of its receivables which could result in additional credit losses.

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

Cash Flow Hedges

The company may use options, including collars and purchased options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The company periodically uses forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with movements in interest rates relating to anticipated issuances of debt. Certain other firm commitments and forecasted transactions are also periodically hedged. Cash flow hedges primarily related to forecasted intercompany sales denominated in foreign currencies and anticipated issuances of debt and, in the prior year, a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary.

For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is deferred in accumulated other comprehensive income (AOCI) and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to other comprehensive income (OCI) over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are principally classified in cost of sales, net interest expense, and other expense, net, and primarily relate to forecasted intercompany sales denominated in foreign currencies, anticipated issuances of debt, and a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary, respectively.

The notional amounts of foreign exchange contracts were $1.5 billion and $1.6 billion as of September 30, 2011 and December 31, 2010, respectively. The notional amount of interest rate contracts designated as cash flow hedges was $200 million as of September 30, 2011. There were no interest rate contracts designated as cash flow hedges outstanding as of December 31, 2010.

The maximum term over which the company has cash flow hedge contracts in place related to foreign currency forecasted transactions at September 30, 2011 is 15 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $900 million as of September 30, 2011 and $1.9 billion as of December 31, 2010.

Dedesignations

If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. If the company removes the cash flow hedge designation because the hedged forecasted transactions are no longer probable of occurring, any gains or losses are immediately reclassified from AOCI to earnings. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the loss or income recognition of the underlying hedged items. If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In the second and third quarters of 2011, the company terminated $600 million and $850 million, respectively, of interest rate contracts that had been designated as fair value hedges, which resulted in net gains of $46 million and $49 million, respectively, that have been deferred and are being amortized as a reduction of net interest expense over the remaining terms of the underlying debt. There were no hedge dedesignations in the first nine months of 2011 or 2010 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

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

The total gross notional amount of undesignated derivative instruments was $360 million as of September 30, 2011 and $445 million as of December 31, 2010.

Gains and Losses on Derivative Instruments

The following table summarizes the income statement locations and gains and losses on the company’s derivative instruments for the three months ended September 30, 2011 and 2010.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2011	2010		2011	2010
Cash flow hedges
Interest rate contracts	$(8)	$ —	Net interest expense	$ —	$ —
Foreign exchange contracts	(1)	—	Net sales	—	(1)
Foreign exchange contracts	7	(25)	Cost of sales	(10)	2
Foreign exchange contracts	—	(31)	Other expense, net	—	(29)
Total	$(2)	$(56)		$(10)	$(28)

			Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)				2011	2010
Fair value hedges
Interest rate contracts			Net interest expense	$53	$45

Undesignated derivative instruments
Foreign exchange contracts			Other expense, net	$ 2	$ (2)

The following table summarizes the income statement locations and gains and losses on the company’s derivative instruments for the nine months ended September 30, 2011 and 2010.
	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2011	2010		2011	2010
Cash flow hedges
Interest rate contracts	$ (8)	$ (7)	Net interest expense	$ —	$ 1
Foreign exchange contracts	—	(2)	Net sales	(1)	(3)
Foreign exchange contracts	(24)	8	Cost of sales	(25)	(5)
Foreign exchange contracts	—	53	Other expense, net	—	57
Total	$(32)	$52		$(26)	$50

			Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)				2011	2010
Fair value hedges
Interest rate contracts			Net interest expense	$65	$130

Undesignated derivative instruments
Foreign exchange contracts			Other expense, net	$ (6)	$ (7)

For the company’s fair value hedges, equal and offsetting losses of $53 million and $65 million were recognized in net interest expense in the third quarter and first nine months of 2011, respectively, and equal and offsetting losses of $45 million and $130 million were recognized in net interest expense in the third quarter and first nine months of 2010, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the nine months ended September 30, 2011 was not material.

As of September 30, 2011, $11 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2011.

(in millions)	Derivatives in asset positions		Derivatives in liability positions
	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$106	Other long-term liabilities	$ 8
Foreign exchange contracts	Prepaid expenses and other	42	Accounts payable and accrued liabilities	11
Foreign exchange contracts	Other long-term assets	10	Other long-term liabilities	1
Total derivative instruments designated as hedges		$158		$20

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$—
Total derivative instruments		$158		$20

The following table summarizes the classification and fair values of derivative instruments reported in the consolidated balance sheet as of December 31, 2010.

(in millions)	Derivatives in asset positions		Derivatives in liability positions
	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$136
Foreign exchange contracts	Prepaid expenses and other	23	Accounts payable and accrued liabilities	$19
Foreign exchange contracts	Other long-term assets	8	Other long-term liabilities	2
Total derivative instruments designated as hedges		$167		$21

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$—
Total derivative instruments		$167		$21

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

(in millions)	Balance at September 30, 2011	Basis of fair value measurement
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 52	$—	$ 52	$ —
Interest rate hedges	106	—	106	—
Equity securities	14	14	—	—
Total assets	$172	$14	$158	$ —

Liabilities
Foreign currency hedges	$ 12	$—	$ 12	$ —
Interest rate hedges	8	—	8	—
Contingent payments related to acquisitions and investments	219	—	—	219
Total liabilities	$239	$—	$ 20	$219

(in millions)	Balance at December 31, 2010	Basis of fair value measurement
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 31	$—	$ 31	$ —
Interest rate hedges	136	—	136	—
Equity securities	18	18	—	—
Total assets	$185	$18	$167	$ —

Liabilities
Foreign currency hedges	$ 21	$—	$ 21	$ —
Contingent payments related to acquisitions and investments	125	—	—	125
Total liabilities	$146	$—	$ 21	$125

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

(in millions)
Fair value as of January 1, 2011	$125
Additions, net of payments of $10	86
Unrealized loss recognized in earnings	8
Fair value as of September 30, 2011	$219

The unrealized loss recognized in earnings relates to liabilities held as of September 30, 2011 and is reported in cost of sales and research and development (R&D) expenses. The additions during the first nine months of 2011 principally related to the fair value of contingent payments associated with the company’s second quarter acquisition of Prism and third quarter arrangement with Ceremed. Refer to Note 2 for information on the Prism acquisition and Ceremed arrangement.

As discussed further in Note 3, the company recorded an asset impairment charge related to the recall of COLLEAGUE infusion pumps from the U.S. market in the first quarter of 2010. As the assets had no alternative use and no salvage value, the fair value, measured using significant unobservable inputs (Level 3), was assessed to be zero.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized on the condensed consolidated balance sheets and the approximate fair values as of September 30, 2011 and December 31, 2010.

(in millions)	Book values		Approximate fair values
	2011	2010	2011	2010
Assets
Long-term insurance receivables	$ 32	$ 31	$ 31	$ 30
Investments	128	32	90	32

Liabilities
Short-term debt	87	15	87	15
Current maturities of long-term debt and lease obligations	8	9	8	9
Long-term debt and lease obligations	4,447	4,363	4,976	4,666
Long-term litigation liabilities	66	76	64	74

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

Investments principally represent held-to-maturity debt securities, as well as certain cost method investments. In 2010 and 2011, certain past due receivables with the Greek government were converted into non-interest bearing bonds with maturities of one to three years. Refer to the 2010 Annual Report for more information on the Greek government’s settlement plan. As of September 30, 2011, the bonds, which are classified as held-to-maturity, had a book value and fair value of $78 million and $40 million, respectively. The first tranche of Greek government bonds, which will mature in December 2011, had a book value and fair value of $16 million and $12 million, respectively, as of September 30, 2011. The fair value of these bonds was calculated using a discounted cash flow model that incorporates observable inputs, including interest rate yields.

During the third quarter of 2011, Baxter made an $18 million investment in the common stock of Enobia Pharma Corporation, a privately-held company that develops therapies to treat serious genetic bone disorders for which there are no approved treatments, which has been classified as a cost method investment. In determining the fair value of cost method investments, the company takes into consideration recent transactions, as well as the financial information of the investee.

The estimated fair values of current and long-term debt were computed by multiplying price by the notional amount of the respective debt instrument. Price is calculated using the stated terms of the respective debt instrument and yield curves commensurate with the company’s credit risk.

5. COMMON STOCK

Stock-based compensation plans

Stock compensation expense totaled $33 million and $29 million for the three months ended September 30, 2011 and 2010, respectively, and $94 million and $92 million for the nine months ended September 30, 2011 and 2010, respectively. Approximately 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.

In March 2011, the company awarded its annual stock compensation grants, which consisted of 5.7 million stock options, 1.1 million restricted stock units (RSUs) and 436,000 performance share units (PSUs). Effective with this annual grant, the company changed the overall mix of stock compensation by reducing the number of options and PSUs granted and introducing RSUs for equity-eligible employees, except for the company’s officers whose grants continue to include only stock options and PSUs. Stock compensation grants made in the second and third quarters of 2011 were not material.

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

The total intrinsic value of stock options exercised was $23 million and $4 million during the three months ended September 30, 2011 and 2010, respectively, and was $85 million and $83 million during the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, $74 million of unrecognized compensation cost related to all unvested stock options is expected to be recognized as expense over a weighted-average period of 1.8 years.

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

As of September 30, 2011, unrecognized compensation cost related to all unvested PSUs of $32 million is expected to be recognized as expense over a weighted-average period of 1.7 years, and unrecognized compensation cost related to all unvested RSUs of $45 million is expected to be recognized as expense over a weighted-average period of 2.5 years.

Stock repurchases

As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. During the three- and nine-month periods ended September 30, 2011, the company repurchased 5.5 million shares and 26.3 million shares for $298 million and $1.4 billion, respectively, under the board of directors’ July 2009 $2.0 billion and December 2010 $2.5 billion share repurchase authorizations. As of September 30, 2011, $1.6 billion remained available under the December 2010 authorization. There was no remaining availability under the July 2009 authorization as of September 30, 2011.

6. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2011, the company’s total recorded reserves with respect to legal matters were $239 million and the total related insurance receivables were $67 million.

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

Product liability litigation

Heparin Litigation

In connection with the recall of heparin products in the United States, more than 600 lawsuits are pending alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. In June 2008, a number of these federal cases were consolidated in the U.S.D.C. for the Northern District of Ohio for pretrial case management under the Multi District Litigation rules. In September 2008, a number of state court cases were consolidated in Cook County, Illinois for pretrial case management. In June 2011, the first of the state court cases resulted in a verdict in favor of the plaintiffs with an award of $625,000 in compensatory damages. In July 2011, the federal court ruled in Baxter’s favor on certain motions for summary judgment that are expected to result in the dismissal of a significant portion of the cases filed in that court. Additional trials are expected to be scheduled in federal and state court in 2012.

Propofol Litigation

The company is a defendant, along with others, in numerous lawsuits filed in state court in Las Vegas, Nevada. These lawsuits allege that health care workers improperly reused vials of propofol during endoscopy procedures, which resulted in the transmission of Hepatitis C to patients. These lawsuits allege that Teva Pharmaceuticals USA, Inc. (Teva) (as the manufacturer) and the company and in some cases McKesson Corporation (as the distributors) improperly designed, manufactured and sold large vials of propofol to these endoscopy centers. In the first three cases, juries have awarded the plaintiffs $39 million in compensatory damages and $751 million in punitive damages ($505 million against Teva, $229 million against the company and $17 million against McKesson Corporation). The company is entitled to indemnity in these matters pursuant to an indemnity agreement entered into with Teva in 2009.

SIGMA Litigation

In February 2010, CareFusion 303, Inc., a subsidiary of CareFusion Corporation, filed a patent infringement action against SIGMA in the U.S.D.C. for the Southern District of California. CareFusion has alleged that SIGMA Spectrum infusion pumps infringe a CareFusion force sensor patent and is seeking reasonable royalties, lost profits and an injunction to prevent the manufacture of SIGMA Spectrum infusion pumps. In October 2011, SIGMA filed motions for summary judgment with respect to the infringement and lost profits claims. A trial is scheduled for January 2012.

General litigation

In October 2004, a purported class action was filed in the U.S.D.C. for the Northern District of Illinois against Baxter and its current Chief Executive Officer and then current Chief Financial Officer and their predecessors for alleged violations of the Employee Retirement Income Security Act of 1974, as amended. Plaintiff alleged that these defendants, along with the Administrative and Investment Committees of the company’s 401(k) plans, breached their fiduciary duties to the plan participants by offering Baxter common stock as an investment option in each of the plans during the period of January 2001 to October 2004. In October 2011, the parties agreed to a non-monetary settlement ending the litigation.

In May 2010, a shareholder derivative action was brought on behalf of the company in the Circuit Court of Lake County, Illinois against the company’s board of directors and certain current and former executive officers. The complaint alleges that the defendants breached their fiduciary duties to the company in connection with addressing the COLLEAGUE infusion pump matter. Since October 2010, four additional derivative actions have been filed on behalf of the company against the company’s board of directors and certain current and former executive officers in the U.S.D.C. for the Northern District of Illinois. In January 2011, the Lake County action was stayed at the request of the Federal Court plaintiffs. The complaints allege breach of fiduciary duties and substantial damage to the company arising from the manner in which the COLLEAGUE matter and other quality issues have been addressed under state law as well as in some cases violations of the federal securities laws. Plaintiffs seek monetary damages for the company and corporate governance reform and attorneys’ fees. These suits have been consolidated for further proceedings.

In September 2010, a purported class action was filed in the U.S.D.C. for the Northern District of Illinois against the company and certain of its current executive officers. The complaint, as subsequently amended, alleges that, from June 10, 2009 to May 3, 2010, the defendants issued materially false and misleading statements regarding the company’s plasma-based therapies business and the company’s remediation of its COLLEAGUE infusion pumps causing the company’s common stock to trade at artificially high levels. An additional suit has subsequently been filed against the company and certain of its executive officers in the U.S.D.C. for the Northern District of Illinois. These suits seek to recover the lost value of investors’ stock as damages and have been consolidated for further proceedings.

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

The company is a defendant, along with others, in less than a dozen lawsuits which allege that Baxter and other defendants manipulated product reimbursements by, among other things, reporting artificially inflated average wholesale prices (AWP) for Medicare and Medicaid eligible drugs. The cases have been consolidated for pretrial purposes before the U.S.D.C. for the District of Massachusetts. A class settlement resolving Medicare Part B claims and independent health plan claims against Baxter and others has been preliminarily approved by that court and final approval is expected in 2011. Baxter has also resolved a number of other AWP cases brought by state attorneys general and other plaintiffs, including a qui tam action which was settled and fully reserved for in September 2011.

The company has received a letter request from the Office of the United States Attorney for the Eastern District of Pennsylvania to produce documents related to the company’s contracting, marketing and promotional, and historical government price reporting practices in the United States. Independent of this request, the company has been engaged in an internal review of its historical price reporting submissions during the period of 2008 through 2010. As a result of this review, the company is making certain historical rebate and discount adjustments and expects to submit these adjustments in the fourth quarter of 2011. Such adjustments are reflected in the charge recorded by the company in the third quarter. The company has also received a request from the Office of the United States Attorney for the Northern District of California to produce documents related to the company’s marketing and promotional practices, including relationships between the company and specialty pharmacies. While the company is fully cooperating with both of these requests and has produced documents and information in each case, there can be no assurance that the scope of either matter will not be expanded or that either matter will not result in civil or criminal penalties or otherwise adversely affect the company’s business, financial condition or results of operations.

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

The Medical Products business manufactures IV solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis, a home-based therapy, and also distributes products for hemodialysis, which is generally conducted in a hospital or clinic. In May 2011, the company divested its U.S. multi-source generic injectables business. Refer to Note 2 for further information regarding this divestiture.

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

Certain items are maintained at the corporate level (Corporate) and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, the AWP litigation and historical price reporting charge, the Greece receivable charge, deferred income taxes, certain litigation liabilities and related insurance receivables, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal Inc. (Fenwal) in connection with the divestiture of the Transfusion Therapies (TT) business. Refer to Note 4 for further information regarding the Greece receivable charge, Note 6 for further information regarding the AWP litigation and historical price reporting charge, and Note 3 to the company’s consolidated financial statements in the 2010 Annual Report for further information regarding the TT divestiture.

Included in the Medical Products segment’s pre-tax income in the third quarter and first nine months of 2010 was an impairment charge of $112 million associated with the divestiture of the U.S. multi-source generic injectables business. Included in the Medical Products segment’s net sales and pre-tax income in the first nine months of 2010 was a first quarter charge of $588 million (with $213 million recorded as a reduction of net sales and $375 million recorded in cost of sales) related to the recall of COLLEAGUE infusion pumps from the U.S. market. Refer to Note 2 for further information regarding the divestiture and Note 3 for further information regarding the COLLEAGUE infusion pump charge.

Financial information for the company’s segments is as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Net sales
BioScience	$1,517	$1,387	$ 4,478	$4,107
Medical Products	1,950	1,824	5,791	5,201
Transition services to Fenwal	12	13	30	37
Total	$3,479	$3,224	$10,299	$9,345

Pre-tax income
BioScience	$ 584	$ 569	$ 1,784	$1,638
Medical Products	403	238	1,157	353
Total pre-tax income from segments	$ 987	$ 807	$ 2,941	$1,991

Transition services to Fenwal represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal subsequent to the divestiture of the TT business in 2007.

The following is a reconciliation of segment pre-tax income to income before income taxes per the condensed consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010

Total pre-tax income from segments	$987	$807	$2,941	$1,991
Unallocated amounts
Stock compensation	(33)	(29)	(94)	(92)
Net interest expense	(14)	(24)	(39)	(68)
Certain foreign currency fluctuations and hedging activities	(5)	17	(21)	36
AWP litigation and historical price reporting charge	(79)	—	(79)	—
Greece receivable charge	—	—	—	(28)
Other Corporate items	(129)	(130)	(447)	(416)
Income before income taxes	$727	$641	$2,261	$1,423

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and nine months ended September 30, 2011.

RESULTS OF OPERATIONS

NET SALES

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
(in millions)	2011	2010			2011	2010
BioScience	$1,517	$1,387	9%		$4,478	$4,107	9%
Medical Products	1,950	1,824	7%		5,791	5,201	11%
Transition services to Fenwal Inc.	12	13	(8%	)	30	37	(19%	)
Total net sales	$3,479	$3,224	8%		$10,299	$9,345	10%

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
(in millions)	2011	2010			2011	2010
International	$2,076	$1,835	13%		$6,056	$5,521	10%
United States	1,403	1,389	1%		4,243	3,824	11%
Total net sales	$3,479	$3,224	8%		$10,299	$9,345	10%

Foreign currency favorably impacted net sales by 5 and 3 percentage points in the three- and nine-month periods ended September 30, 2011, respectively, principally due to the weakening of the U.S. Dollar relative to the Euro, the Australian Dollar and the Japanese Yen in both periods.

Included as a reduction to net sales in the first nine months of 2010 was $213 million of the company’s $588 million first quarter charge related to the recall of COLLEAGUE infusion pumps from the U.S. market. The charge, included in the Medical Products segment, favorably impacted total net sales growth in the nine-month period ended September 30, 2011 by 2 percentage points. Refer to Note 3 for further information regarding the COLLEAGUE infusion pump charge.

Additionally, included in net sales in the Medical Products segment are sales of $57 million in the third quarter of 2010 and $58 million and $143 million in the nine months ended September 30, 2011 and 2010, respectively, related to the U.S. multi-source generic injectables business, which was divested by the company in May 2011. The divestiture of this business unfavorably impacted total net sales growth by 2 and 1 percentage points in the three- and nine-month periods ended September 30, 2011, respectively. Refer to Note 2 for further information regarding this divestiture.

BioScience

The following is a summary of sales by product category in the BioScience segment.

	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
(in millions)	2011	2010		2011	2010
Recombinants	$ 552	$ 526	5%	$1,634	$1,561	5%
Plasma Proteins	372	346	8%	1,043	952	10%
Antibody Therapy	380	336	13%	1,135	968	17%
Regenerative Medicine	143	130	10%	430	382	13%
Other	70	49	43%	236	244	(3%	)
Total net sales	$1,517	$1,387	9%	$4,478	$4,107	9%

Net sales in the BioScience segment increased 9% during both the three- and nine-month periods ended September 30, 2011 (including a 5 and 3 percentage point benefit from foreign currency in the three- and nine-month periods ended September 30, 2011, respectively). Excluding the benefit of foreign currency, the principal drivers were the following:

•

For the Recombinants product category, sales in both periods benefited from improved sales of recombinant therapies in the United States, but were unfavorably impacted by lower sales in Europe and lower tender-related sales in the United Kingdom and Australia.

•

Sales in the Plasma Proteins product category increased in both periods, driven by strong international demand for FEIBA (an anti-inhibitor coagulant complex) and plasma-derived factor VIII, partially offset by lower U.S. sales of albumin in the third quarter of 2011 as a result of supply constraints.

•

Sales growth in the Antibody Therapy product category was due to increased sales of GAMMAGARD LIQUID, [Immune Globulin Intravenous (Human)] (marketed as KIOVIG outside of the United States), the liquid formulation of the antibody-replacement therapy IGIV (immune globulin intravenous), driven by improved demand and incremental volume resulting from a competitor being out of the market during the first nine months of 2011.

•

In the Regenerative Medicine product category, sales growth in both periods was driven by increased sales of the fibrin sealant products FLOSEAL and TISSEEL. U.S. sales of ACTIFUSE (a product obtained with the acquisition of ApaTech in the first quarter of 2010) were negatively impacted during the third quarter of 2011 by a temporary disruption resulting from the planned transition to a direct sales model from ApaTech’s former distributor model, which partially offset sales growth in both periods.

•

In the third quarter of 2011, sales in the Other product category increased due to strong international demand for FSME-IMMUN (a tick-borne encephalitis vaccine) and revenues associated with the company’s development, license, and technology transfer agreement with Takeda Pharmaceutical Company Limited. In the nine-month period, strong sales of FSME-IMMUN were more than offset by lower influenza revenues, as the first quarter of 2010 benefited from sales of CELVAPAN H1N1 pandemic vaccine.

Medical Products

The following is a summary of sales by product category in the Medical Products segment.

	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
(in millions)	2011	2010		2011	2010
Renal	$ 646	$ 594	9%	$1,866	$1,763	6%
Global Injectables	494	469	5%	1,517	1,392	9%
IV Therapies	453	417	9%	1,333	1,226	9%
Infusion Systems	222	213	4%	666	425	57%
Anesthesia	129	127	2%	390	384	2%
Other	6	4	40%	19	11	73%
Total net sales	$1,950	$1,824	7%	$5,791	$5,201	11%

Net sales in the Medical Products segment increased 7% and 11% during the three- and nine-month periods ended September 30, 2011, respectively (including a 6 and 4 percentage point benefit from foreign currency in the three- and nine-month periods ended September 30, 2011, respectively). Excluding the benefit of foreign currency, the principal drivers were the following:

•

In the Renal product category, growth in the number of peritoneal dialysis (PD) patients globally was partially offset, for both periods, by PD patient losses in the United States to another service provider and lower sales of hemodialysis products.

•

Within the Global Injectables product category, the divestiture of the U.S. multi-source generic injectables business unfavorably impacted total net sales growth by 14 and 7 percentage points in the three- and nine-month periods ended September 30, 2011, respectively. Refer to Note 2 for further information regarding this divestiture. Excluding the impact of this divestiture, sales growth in both periods was driven by strong sales in the U.S. pharmaceutical partnering and international pharmacy compounding businesses, as well as strong demand for certain injectable drugs.

•	Intravenous (IV) Therapies sales growth in both periods was driven by increased demand for IV solutions and sales for nutritional products.

•

In the Infusion Systems product category, sales growth in the third quarter and first nine months of 2011 reflected increased sales of the Sigma International General Medical Apparatus, LLC (SIGMA) Spectrum infusion pumps, partially offset by lower global sales of access sets in the third quarter. Sales growth in the nine-month period was favorably impacted by the $213 million charge against sales in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market. Refer to Note 3 for further information regarding this charge.

•

Within the Anesthesia product category, sales in both periods were unfavorably impacted by lower demand for inhaled anesthetics in the United States resulting from declines in surgical procedures in the marketplace, as well as competitive pricing pressures for generic sevoflurane. These factors were partially offset by continued expansion in international markets.

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

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(as a percentage of net sales)	2011	2010			2011	2010
Gross margin	50.9%	51.5%	(0.6 pts	)	51.3%	46.4%	4.9 pts
Marketing and administrative expenses	22.6%	20.8%	1.8 pts		22.0%	22.2%	(0.2 pts	)

Gross Margin

The gross margin percentage decreased during the third quarter of 2011 and increased during the first nine months of 2011. In the third quarter of 2011, the unfavorable impacts of foreign currency and costs associated with manufacturing issues at the company’s Castlebar, Ireland facility were partially offset by sales growth of select higher margin products in the BioScience and Medical Products segments and improved margins for plasma-based therapies.

During the first nine months of 2011, the improvement in the gross margin percentage was primarily driven by the $588 million charge in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market, which unfavorably impacted the prior year-to-date gross margin percentage by 5.2 percentage points. Also contributing to the improvement was sales growth of select higher margin products in the BioScience and Medical Products segments, as well as the impact of cost inefficiencies and increased inventory reserves related to vaccine products in the prior year, which unfavorably impacted the gross margin percentage in the first nine months of 2010. These items were partially offset by costs associated with manufacturing issues at the Castlebar, Ireland facility.

Marketing and Administrative Expenses

The marketing and administrative expense ratio in both the third quarter and first nine months of 2011 included the third quarter 2011 charge of $79 million related to the resolution of litigation pertaining to average wholesale prices (AWP) and certain rebate and discount adjustments related to historical price reporting submissions, which unfavorably impacted the marketing and administrative expense ratio by 2.2 and 0.7 percentage points for the third quarter and first nine months of 2011, respectively. Additionally, the marketing and administrative expense ratio in the first nine months of 2010 included the first quarter 2010 charge to net sales related to the recall of COLLEAGUE infusion pumps and the second quarter 2010 charge to write down accounts receivable in Greece, which, in total, unfavorably impacted the marketing and administrative expense ratio by 0.8 percentage points in the first nine months of 2010.

The ratio in both periods was favorably impacted by leverage from higher sales and the company’s continued focus on controlling discretionary spending, offset by increased spending related to certain marketing and promotional programs and increased pension expense.

Refer to Note 6 for further information regarding the AWP litigation and historical price reporting charge, Note 4 for further information regarding the Greece receivable charge, and Note 3 for further information regarding the COLLEAGUE infusion pump charge.

RESEARCH AND DEVELOPMENT

	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
(in millions)	2011	2010		2011	2010
Research and development expenses	$239	$207	15%	$692	$653	6%
As a percentage of net sales	6.9%	6.4%		6.7%	7.0%

Research and development (R&D) expenses increased in the third quarter and first nine months of 2011, as the company continues to invest in a number of late-stage R&D programs across the product pipeline. Also contributing to the increase in R&D expenses in both periods was the impact of foreign currency. The first quarter of 2010 charge to net sales related to the recall of COLLEAGUE infusion pumps increased the R&D expense ratio by 0.2 percentage points in the prior year. Refer to the 2010 Annual Report for a discussion of the company’s R&D pipeline.

NET INTEREST EXPENSE

Net interest expense was $14 million and $24 million in the third quarters of 2011 and 2010, respectively, and $39 million and $68 million in the first nine months of 2011 and 2010, respectively. The decrease in both periods was principally driven by lower interest rates on outstanding debt and an increase in interest income.

OTHER EXPENSE, NET

Other expense, net was $4 million and $117 million in the third quarters of 2011 and 2010, respectively, and $21 million and $122 million during the first nine months of 2011 and 2010, respectively. Included in both periods were amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency. Included in other expense, net in 2010 was a third quarter impairment charge of $112 million associated with the company’s divestiture of its U.S. multi-source generic injectables business, which was subsequently completed in May 2011. Refer to Note 2 for further information regarding this divestiture.

PRE-TAX INCOME

Refer to Note 7 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience

Pre-tax income increased 3% and 9% for the third quarter and first nine months of 2011, respectively. In both periods, the impact from sales growth for certain higher margin products and improved margins on plasma-based therapies were partially offset by an increase in spending on new marketing and promotional programs. Also contributing to the increase in pre-tax income for both periods was a prior year increase in inventory reserves related to vaccine products, which unfavorably impacted pre-tax income in the three- and nine-month periods ended September 30, 2010.

Medical Products

Pre-tax income increased 69% in the third quarter of 2011. Pre-tax income in the first nine months of 2011 was $1.2 billion, compared to $353 million in the first nine months of 2010. Included in pre-tax income in the prior year was the first quarter 2010 charge of $588 million related to the recall of COLLEAGUE infusion pumps from the U.S. market and the third quarter 2010 U.S. multi-source generic injectables business impairment charge of $112 million. Pre-tax income in both the third quarter and the first nine months of 2011 benefited from sales growth for certain higher margin products, which was partially offset by increased R&D spending and costs associated with manufacturing issues at the company’s Castlebar, Ireland facility.

Other

Certain items are maintained at the company’s corporate level and are not allocated to the segments. These amounts are detailed in the table in Note 7 and primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign currency fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, the AWP litigation and historical price reporting charge, the Greece receivable charge, deferred income taxes, certain litigation liabilities and related insurance receivables, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal. Refer to Note 5 for further information regarding stock compensation expense, Note 6 for further information regarding the AWP litigation and historical price reporting charge, Note 4 for further information on the Greece receivable charge, and the previous discussion for further information regarding net interest expense.

INCOME TAXES

The company’s effective income tax rate was 20.5% and 18.3% in the third quarters of 2011 and 2010, respectively, and 21.1% and 29.7% for the nine months ended September 30, 2011 and 2010, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different from the U.S. federal statutory rate. In addition, the effective tax rate can be affected each period by discrete factors and events.

The increase in the effective income tax rate in the third quarter of 2011 was primarily due to the tax benefit from the third quarter 2010 impairment charge of $112 million associated with the divestiture of the U.S. multi-source generic injectables business. The effective income tax rate also increased due to a change in the earnings mix from lower to higher tax rate jurisdictions compared to the prior year period and an increase in a tax reserve associated with one of the company’s joint ventures. This increase was partially offset by the tax benefit from the $79 million charge in the third quarter of 2011 related to the resolution of litigation pertaining to AWP and certain rebate and discount adjustments related to historical price reporting submissions.

The decrease in the effective income tax rate in the nine months ended September 30, 2011 was principally due to the first quarter 2010 charge of $588 million related to the recall of COLLEAGUE infusion pumps from the U.S. market, for which there was no net tax benefit recognized, and a $39 million write-off of a deferred tax asset in the first quarter of 2010 as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation enacted in the United States. This decrease was partially offset by the tax benefit from the third quarter 2010 U.S. multi-source generic injectables business impairment charge.

The company anticipates that the effective tax rate for the full-year 2011 will approximate 21.5%, excluding the impact of audit developments and other special items.

Refer to Note 2 for further information regarding the U.S. multi-source generic injectables business divestiture, Note 6 for further information regarding the AWP litigation and historical price reporting charge, and Note 3 for further information regarding the COLLEAGUE infusion pump charge.

INCOME AND EARNINGS PER DILUTED SHARE

Net income attributable to Baxter was $576 million and $525 million for the three months ended September 30, 2011 and 2010, respectively, and $1.8 billion and $997 million for the nine months ended September 30, 2011 and 2010, respectively. Net income attributable to Baxter per diluted share was $1.01 and $0.89 for the three months ended September 30, 2011 and 2010, respectively, and $3.06 and $1.67 for the nine months ended September 30, 2011 and 2010, respectively. The significant factors and events contributing to the changes are discussed above. Additionally, net income attributable to Baxter per diluted share was positively impacted by the repurchase of 5.5 million and 26.3 million shares during the third quarter and first nine months of 2011, respectively. Refer to Note 5 for further information regarding the company’s stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from operations

Cash flows from operations decreased during the first nine months of 2011 as compared to the prior year, totaling $1.9 billion in 2011 and $2.1 billion in 2010. The impact of higher earnings (before non-cash items) was more than offset by the factors discussed below.

Accounts Receivable

Cash flows relating to accounts receivable decreased during the first nine months of 2011 as compared to the prior year. Days sales outstanding decreased from 56.2 days at September 30, 2010 to 54.5 days at September 30, 2011, with the impact of longer collection periods more than offset by the favorable impact from foreign currency. Outstanding receivables from customers outside of the United States were approximately 80% of total accounts receivable at both September 30, 2011 and December 31, 2010.

Inventories

Cash outflows relating to inventories increased in 2011 as compared to the prior year. The following is a summary of inventories as of September 30, 2011 and December 31, 2010, as well as annualized inventory turns for the three months ended September 30, 2011 and 2010, by segment.

	Inventories		Annualized inventory turns for the three months ended September 30,
(in millions, except inventory turn data)	September 30,	December 31,
	2011	2010	2011	2010
BioScience	$1,617	$1,455	1.50	1.33
Medical Products	1,004	914	4.07	4.19
Other	—	2	—	—
Total company	$2,621	$2,371	2.48	2.39

The increase in inventories in the first nine months of 2011 was principally due to higher plasma-related inventories in the BioScience segment, as well as higher inventories of the SIGMA Spectrum infusion pump and PD solutions in the Medical Products segment.

Other

Payments related to the execution of the COLLEAGUE infusion pump recall and the company’s business optimization initiatives increased from $62 million in the first nine months of 2010 to $258 million in the first nine months of 2011. Refer to Note 3 for more information regarding the COLLEAGUE infusion pump recall and the business optimization initiatives. Other cash outflows decreased from $200 million in the first nine months of 2010 to $38 million in the first nine months of 2011, principally due to lower discretionary pension contributions to the U.S. pension plan and cash inflows related to the termination of interest rate swaps.

Cash flows from investing activities

Capital Expenditures

Capital expenditures decreased $56 million for the nine months ended September 30, 2011, from $699 million in 2010 to $643 million in 2011. The company’s investments in capital expenditures are focused on projects that enhance the company’s cost structure and manufacturing capabilities and support its strategy of geographic expansion with select investments in growing markets. In addition, the company continues to invest to support the company’s ongoing strategic focus on R&D with the expansion of research facilities, pilot manufacturing sites and laboratories. Capital expenditures also included the company’s multi-year initiative to implement a global enterprise resource planning system that will consolidate and standardize business processes, data and systems.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $229 million in the first nine months of 2011 primarily related to a cash outflow of $170 million associated with the acquisition of Prism Pharmaceuticals, Inc. (Prism). Cash outflows in the first nine months of 2011 also included an $18 million payment to exercise an option related to the company’s collaboration agreement for the development of a home hemodialysis machine with HHD, LLC, DEKA Products Limited Partnership and DEKA Research and Development Corp. (collectively, DEKA). Additionally, cash outflows in the first nine months of 2011 included an $18 million investment in the common stock of Enobia Pharma Corporation and a $10 million payment related to the arrangement with Ceremed, Inc. (Ceremed). Refer to Note 2 for further information about the Prism acquisition, the DEKA agreement, and the Ceremed arrangement.

Cash outflows relating to acquisitions and investments of $274 million in the first nine months of 2010 primarily related to a net cash outflow of $235 million related to the acquisition of ApaTech, an orthobiologic products company based in the United Kingdom, and an $18 million payment related to the company’s collaboration agreement for the development of a home hemodialysis machine with DEKA. Refer to the 2010 Annual Report for further information about the ApaTech acquisition. Additionally, in the third quarter of 2010, Baxter made a $20 million payment related to a manufacturing, supply and distribution agreement with Kamada Ltd. for GLASSIA [Alpha1-Proteinase Inhibitor (Human)], the only liquid alpha1-proteinase inhibitor, for the exclusive distribution rights in the Unites States and other select markets.

Divestiture and Other

Cash inflows relating to divestiture and other principally consisted of $104 million of cash proceeds associated with the company’s divestiture of its U.S. multi-source generic injectables business in the second quarter of 2011. Refer to Note 2 for further information about this divestiture.

Cash flows from financing activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations totaled $70 million in the first nine months of 2011, as compared to net cash inflows of $589 million in the first nine months of 2010. During the third quarter of 2011, the company issued and redeemed commercial paper, of which $75 million was outstanding as of September 30, 2011, with a weighted-average interest rate of 0.14%. In March 2010, the company issued $600 million of senior unsecured notes, with $300 million maturing in March 2013 and bearing a 1.8% coupon rate, and $300 million maturing in March 2020 and bearing a 4.25% coupon rate. The net proceeds from this issuance were used for general corporate purposes, including the refinancing of indebtedness.

Other Financing Activities

Cash dividend payments totaled $534 million and $519 million in the first nine months of 2011 and 2010, respectively. The increase in cash dividend payments was primarily due to a 7% increase in the quarterly dividend rate compared to the prior year, partially offset by the impact of a lower number of common shares outstanding as a result of the company’s stock repurchase programs. In July 2011, the board of directors declared a quarterly dividend of $0.31 per share, which was paid on October 3, 2011 to shareholders of record on September 9, 2011.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans increased by $136 million, from $269 million in the first nine months of 2010 to $405 million in the first nine months of 2011, primarily due to an increase in stock option exercises, partially offset by a decrease in realized excess tax benefits. Realized excess tax benefits, which were $17 million and $35 million in the first nine months of 2011 and 2010, respectively, are presented in the condensed consolidated statements of cash flows as an outflow in the operating section and an inflow in the financing section.

Stock repurchases totaled $1.4 billion and $1.3 billion in the first nine months of 2011 and 2010, respectively. As authorized by the board of directors, from time to time the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2009 and December 2010, the board of directors authorized the repurchase of up to $2.0 billion and $2.5 billion, respectively, of the company’s common stock. At September 30, 2011, $1.6 billion remained available under the December 2010 authorization. There was no remaining availability under the July 2009 authorization.

CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS

Credit facilities

In the second quarter of 2011, the company refinanced its primary revolving credit facility agreement, which was set to mature in December 2011. The key terms of the new credit facility, which has a maximum capacity of $1.5 billion and matures in June 2015, are substantially the same as the prior credit facility. Commitment fees under the new credit facility are not material. The company also maintains a credit facility denominated in Euros with a maximum capacity of approximately $410 million at September 30, 2011, which matures in January 2013. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At September 30, 2011, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of the two outstanding facilities at September 30, 2011. The non-performance of any financial institution supporting the credit facility would reduce the maximum capacity of these facilities by each institution’s respective commitment. Refer to Note 6 to the company’s consolidated financial statements in the 2010 Annual Report for further discussion of the company’s credit facilities.

Access to capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt or common stock. The company had $2.3 billion of cash and equivalents at September 30, 2011. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions. While the company’s cash positions fluctuate, a significant portion of the company’s cash and equivalents is generally held in foreign jurisdictions. However, the company has adequate cash available to meet operating requirements in each jurisdiction in which the company operates.

The company’s ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if the demand for the company’s products or the solvency of its customers or suppliers materially declines, the company’s key financial ratios or credit ratings deteriorate or other significantly unfavorable changes in conditions occur. The company believes it has sufficient financial flexibility in the future to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support the company’s growth objectives.

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. The company recorded a charge of $28 million in the second quarter of 2010 to write down its accounts receivable in Greece principally as a result of the Greek government’s announcement of a plan to convert certain past due receivables into non-interest bearing bonds with maturities of one to three years. The charge was computed by taking into consideration, among other factors, the imputed discount of the outstanding receivables based upon publicly traded Greek government bonds with similar terms and was included in marketing and administrative expenses. Global economic conditions, governmental actions and customer-specific factors may require the company to re-evaluate the collectibility and valuation of its receivables which could result in additional credit losses.

Credit ratings

There were no changes in the company’s credit ratings in the first nine months of 2011. Refer to the 2010 Annual Report for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2010 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2010 Annual Report. There have been no significant changes in the company’s application of its critical accounting policies during the first nine months of 2011.

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

CERTAIN REGULATORY MATTERS

In July 2010, the U.S. Food and Drug Administration (FDA) issued a final order regarding the recall of the company’s COLLEAGUE infusion pumps currently in use in the United States. The company is executing the recall through July 13, 2012. As discussed in Note 3, the company recorded a charge in the first quarter of 2010 related to the FDA’s order and other actions the company is undertaking outside the United States, in addition to a number of earlier charges in connection with its COLLEAGUE infusion pumps. It is possible that substantial additional cash and non-cash charges, including significant asset impairments related to the COLLEAGUE infusion pumps and related businesses, may be required in future periods based on new information, changes in estimates, the implementation of the recall in the United States, and other actions the company may be required to undertake in markets outside of the United States. Refer to “Certain Regulatory Matters” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information regarding the COLLEAGUE matter.

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

In January 2011, the European Medicines Agency (EMA) announced the review of Dianeal, Extraneal and Nutrineal peritoneal dialysis solutions manufactured in the company’s Castlebar, Ireland facility due to the potential presence of endotoxins in certain batches. In September 2011, the Committee for Medicinal Products for Human Use issued a positive opinion on the actions the company has taken to resolve the matter and recommended to the EMA that the respective Article 31 Referral Procedure of the EU Commission be closed. The company continues to supply the European Union with these products through other Baxter manufacturing facilities.

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

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, including those made in connection with the charges related to the recall of the company’s COLLEAGUE infusion pumps, litigation related matters including outcomes, the company’s efforts to recall and remediate its COLLEAGUE infusion pumps and other regulatory matters, credit exposure to foreign governments, the Baxa acquisition, contingent payments, estimates of liabilities, expectations with respect to the company’s hedging activities including its exposure to financial market volatility and foreign currency risk, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility and the adequacy of credit facilities and reserves, the effective tax rate in 2011, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:

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

•

additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company's business;

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

The company uses options and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at September 30, 2011 is 15 months. The company also uses derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

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

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at September 30, 2011, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net asset balance of $25 million with respect to those contracts would decrease by $46 million, resulting in a net liability balance.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at September 30, 2011 by replacing the actual exchange rates at September 30, 2011 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2010 Annual Report. There were no significant changes during the quarter ended September 30, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2011.

Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

In the second quarter of 2010, the company began the implementation of a new global enterprise resource planning system. In addition, the company is consolidating and outsourcing certain computer operations and application support activities. These multi-year initiatives will be conducted in phases and include modifications to the design and operation of controls over financial reporting. The company is testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and has monitoring controls in place over the implementation of these changes. There have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011 and 2010 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2011, and the related condensed consolidated statements of income for each of the three- and nine-month periods ended September 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the company’s management.

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

November 2, 2011

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Item 1, Note 6 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about the company’s common stock repurchases during the three-month period ended September 30, 2011.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
July 1, 2011 through July 31, 2011	—	—	—
August 1, 2011 through August 31, 2011	3,783,500	$53.13	3,783,500
September 1, 2011 through September 30, 2011	1,759,604	$54.88	1,759,604
Total	5,543,104	$53.69	5,543,104	$1,583,499,030

(1)	In December 2010, the company announced that its board of directors authorized the company to repurchase up to $2.5 billion of its common stock on the open market or in private transactions. During the third quarter of 2011, the company repurchased approximately 5.5 million shares for $298 million under this program. This program does not have an expiration date.

Item 6. Exhibits

Exhibit Index:

Exhibit Number	Description
15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: November 2, 2011	By:	/s/ Robert J. Hombach
Robert J. Hombach
Corporate Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)