Form 10-K
period 2011-12-31
BAXTER INTERNATIONAL INC
filed 2012-02-23
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $59.69 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $34 billion. There is no non-voting common equity held by non-affiliates of the registrant.

The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2012 was 560,346,203.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive 2012 proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 8, 2012 are incorporated by reference into Part III of this report.

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

Business Segments and Products

Prior to 2011, the company operated in three segments: BioScience, Medication Delivery and Renal. The company has combined its former Medication Delivery and Renal businesses into a single global business unit to form the Medical Products business. Effective January 1, 2011, the company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation. The company’s continuing operations are comprised of the BioScience and Medical Products segments.

BioScience.    The BioScience business processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; products for regenerative medicine, such as biosurgery products; and select vaccines.

Medical Products.    The Medical Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis (PD), a home-based therapy, and also distributes products for hemodialysis, which is generally conducted in a hospital or clinic.

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

International Operations

Baxter products are manufactured and sold worldwide. Approximately 60% of the company’s revenues are generated outside of the United States and geographic expansion remains a core component of the company’s strategy. Baxter’s international presence includes operations in Europe, Asia-Pacific, Latin America and Canada. The company is subject to certain risks inherent in conducting business outside the United States. For more information on these risks, see the information under the captions “We are subject to risks associated with doing business globally” and “We are subject to foreign currency exchange risk” in Item 1A of this Annual Report on Form 10-K, all of which information is incorporated herein by reference.

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

Raw Materials

Raw materials essential to Baxter’s business are purchased from numerous suppliers worldwide in the ordinary course of business. Although most of these materials are generally available, certain raw materials used in producing some of the company’s products are available only from one or a limited number of suppliers, and Baxter at times may experience shortages of supply. In an effort to manage risk associated with raw materials supply, Baxter works closely with its suppliers to help ensure availability and continuity of supply while maintaining high quality and reliability. The company also seeks to develop new and alternative sources of supply where beneficial to its overall raw materials procurement strategy. In order to produce plasma-based therapies, the company also collects plasma at numerous collection facilities in the United States. For more information on plasma collection, refer to the discussion under the caption “The nature of producing plasma-based therapies may prevent us from timely responding to market forces and effectively managing our production capacity” in Item 1A of this Annual Report on Form 10-K.

The company also utilizes long-term supply contracts with some suppliers to help maintain continuity of supply and manage the risk of price increases. Baxter is not always able to recover cost increases for raw materials through customer pricing due to contractual limits and market forces.

Competition and Healthcare Cost Containment

Baxter’s BioScience and Medical Products businesses enjoy leading positions based on a number of competitive advantages. The BioScience business benefits from continued innovation in its products and therapies, consistency of its supply of products, and strong customer relationships. The Medical Products business benefits from the breadth and depth of its product offering, as well as strong relationships with customers, including hospitals, customer purchasing groups and pharmaceutical and biotechnology companies. The Medical Products business also benefits from its position as one of the world’s leading manufacturers of PD products, as well as its strong relationships with customers and patients, including the many patients who self-administer the home-based therapy supplied by Baxter. Baxter as a whole benefits from efficiencies and cost advantages resulting from shared manufacturing facilities and the technological advantages of its products.

Although no single company competes with Baxter in all of its businesses, Baxter faces substantial competition in each of its segments from international and domestic healthcare and pharmaceutical companies of all sizes. BioScience continues to face competitors from pharmaceutical, biotechnology and other companies. Medical Products faces competition from medical device manufacturers and pharmaceutical companies. In addition, global and regional competitors continue to expand their manufacturing capacity for PD products and their PD sales and marketing channels. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation. There has been increasing consolidation in the company’s customer base and by its competitors, which continues to result in pricing and market share pressures.

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

Research and Development

Baxter’s investment in research and development (R&D) is essential to its future growth and its ability to remain competitive in each of its business segments. Accordingly, Baxter continues to focus its investment in R&D programs to enhance future growth through clinical differentiation. Expenditures for Baxter’s R&D activities were $946 million in 2011, $915 million in 2010 and $917 million in 2009. These expenditures include costs associated with R&D activities performed at the company’s R&D centers located around the world, which include facilities in Austria, Belgium, Japan and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxter locations.

The company’s research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product categories. Baxter supplements its own R&D efforts by acquiring various technologies and entering into development and other collaboration agreements with third parties. In July 2011, Baxter established Baxter Ventures, a strategic initiative to invest up to $200 million in early-stage companies developing products and therapies to accelerate innovation and growth for the company. For more information on the company’s R&D activities, refer to the discussion under the caption entitled “Strategic Objectives” contained in Item 7 of this Annual Report on Form 10-K.

Quality Management

Baxter’s success depends upon the quality of its products. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving the company’s products and services and maintaining the integrity of the data that supports the safety and efficacy of the company’s products. Baxter has one quality system deployed globally that enables the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of the company’s products to ensure they conform to customer requirements. In order to continually improve the effectiveness and efficiency of the quality system, various measurements, monitoring and analysis methods such as management reviews, internal, external and vendor audits are employed at local and central levels.

Each product that Baxter markets is required to meet specific quality standards, both in packaging and in product integrity and quality. If either of those is determined to be compromised at any time, Baxter takes necessary corrective and preventative actions, such as notification of the customer of revised labeling, correction of the product at the customer location, withdrawal of the product from the market and other actions. For more information on corrective actions taken by Baxter, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.

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

In the United States, the federal agencies that regulate the company’s facilities, operations, employees, products (their manufacture, sale, import and export) and services include: the U.S. Food and Drug Administration (FDA), the Drug Enforcement Agency, the Environmental Protection Agency, the Occupational Health & Safety Administration, the Department of Agriculture, the U.S. Department of Justice (DOJ), the Department of Labor, the Department of Defense, Customs and Border Protection, the Department of Commerce, the Department of Treasury and others. Because Baxter supplies products and services to healthcare providers that are reimbursed by federally funded programs such as Medicare, its activities are also subject to regulation by the Center for Medicare/Medicaid Services and enforcement by the Office of the Inspector General within the Department of Health and Human Services (OIG). State agencies in the United States also regulate the facilities, operations, employees, products and services of the company within their respective states. Outside the United States, the company’s products and operations are subject to extensive regulation by government agencies, including the European Medicines Agency (EMA) in the European Union. International government agencies also regulate public health, product registration, pricing, manufacturing, environmental conditions, labor, exports, imports and other aspects of the company’s global operations.

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

Employees

As of December 31, 2011, Baxter employed approximately 48,500 people.

Available Information

Baxter makes available free of charge on its website at www.baxter.com its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission.

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

We operate in highly competitive and innovative businesses. We need to successfully introduce new products to achieve our strategic business objectives. The development and acquisition of innovative products and technologies that improve efficacy, safety, patients’ and clinicians’ ease of use and cost-effectiveness involve significant technical and business risks. The success of new product offerings will depend on many factors, including our ability to properly anticipate and satisfy customer needs, adapt to new technologies, obtain regulatory approvals on a timely basis, demonstrate satisfactory clinical results, manufacture products in an economic and timely manner, and differentiate our products from those of our competitors. If we cannot successfully introduce new products, adapt to changing technologies or anticipate changes in our current and potential customers’ requirements, our products may become obsolete and our business could suffer.

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

Any new product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. Our facilities must be approved and licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of the FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales. In addition, requirements of the FDA and other regulatory authorities are subject to change and compliance with additional requirements may result in product launch delays and otherwise increase our costs.

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

The sales and marketing of products and relationships that pharmaceutical and medical device companies have with healthcare providers are under increasing scrutiny by federal, state and foreign government agencies. The FDA, OIG, DOJ and the Federal Trade Commission have each increased their enforcement efforts (including joint efforts) with respect to the Anti-Kickback Statute, False Claims Act, off-label promotion of products, other healthcare related laws, antitrust and other competition laws. The DOJ also has increased its focus on the enforcement of the U.S. Foreign Corrupt Practices Act (FCPA), particularly as it relates to the conduct of pharmaceutical companies. Foreign governments have also increased their scrutiny of pharmaceutical companies’ sales and marketing activities and relationships with healthcare providers. The laws and standards governing the promotion, sale and reimbursement of our products and those governing our relationships with healthcare providers and governments can be complicated, are subject to frequent change and may be violated unknowingly. We have compliance programs in place, including policies, training and various forms of monitoring, designed to address these risks. Nonetheless, these programs and policies may not always protect us from conduct by individual employees that violate these laws. Violations, or allegations of violations, of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, financial condition and results of operations. For more information related to the Company’s ongoing government investigations, please refer to Note 11 in Item 8 of this Annual Report on Form 10-K.

Issues with product quality could have an adverse effect upon our business, subject us to regulatory actions and costly litigation and cause a loss of customer confidence in us or our products.

Our success depends upon the quality of our products. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving the company’s products and services and maintaining the integrity of the data that supports the safety and efficacy of our products. Our future operating results will depend on our ability to maintain and continuously improve our quality management program, that includes an objective and systematic process for monitoring and the evaluation of key effectiveness indicators. While we have one quality system deployed globally that covers the lifecycle of our products, quality and safety issues may occur with respect to any of our products. Unaffiliated third party suppliers provide a number of goods and services to our R&D, clinical and manufacturing organizations. Third party suppliers are required to comply with our quality standards. Failure of a third party supplier to provide compliant raw materials or supplies could result in delays, service interruptions or other quality related issues that may negatively impact our business results. In addition, some of the raw materials employed in our production processes are derived from human and animal origins, requiring robust controls to eliminate the potential for introduction of pathogenic agents or other contaminants.

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

Pursuant to the Consent Decree entered into by the company in June 2006, the FDA issued a final order in July 2010 regarding the recall of the company’s COLLEAGUE infusion pumps currently in use in the United States. The company is executing the recall by offering its customers an option to replace their COLLEAGUE infusion pumps or receive monetary consideration. Under the replacement option, the company’s customers may receive the Sigma International General Medical Apparatus, LLC (SIGMA) Spectrum infusion pumps in exchange for their COLLEAGUE infusion pumps. For more information on the COLLEAGUE recall, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K. The company cannot be certain that SIGMA will have sufficient production capacity to meet the demand for SIGMA Spectrum infusion pumps. Customers choosing a refund or for whom sufficient replacement pumps are unavailable are likely to move to a competitive infusion pump platform. Many of the company’s COLLEAGUE customers also purchase a variety of products from the company’s Medical Products business. If a significant number of COLLEAGUE customers move to a competitive pump platform, our business may suffer and sales of other products in the company’s Medical Products portfolio may be adversely affected. In addition, it is possible that substantial additional cash and non-cash charges, including significant asset impairments related to the COLLEAGUE infusion pumps and related businesses, may be required in future periods based on new information, changes in estimates, the implementation of the recall in the United States, and other actions the company may be required to undertake in markets outside the United States.

The implementation of healthcare reform in the United States may adversely affect our business.

The Patient Protection and Affordable Care Act (Act), which was signed into law in March 2010, includes several provisions which impact the company’s businesses in the United States, including increased Medicaid rebates and an expansion of the 340B Drug Pricing Program which provides certain qualified entities, such as hospitals serving disadvantaged populations, with discounts on the purchase of drugs for outpatient use and an excise tax on the sale of certain drugs and medical devices. In 2011, the company became subject to a tax on the sales of its pharmaceutical products to the government. In 2013, the company will be required to pay a 2.3% tax on sales of certain of its medical devices. The impact of the increased Medicaid rebates and the expanded 340B Drug Pricing Program is largely expected to impact the company’s BioScience business, while the additional taxes are expected to impact both of the company’s business segments. We may also experience downward pricing pressure as the Act reduces Medicare and Medicaid payments to hospitals. While it is intended to expand health insurance coverage and increase access to medical care generally, the long-term impact of the Act on our business and the demand of our products is uncertain. Similarly, we cannot predict the impact of the additional regulations that need to be established to implement many of the Act’s provisions.

If reimbursement for our current or future products is reduced or modified in the United States or abroad, our business could suffer.

Sales of our products depend, in part, on the extent to which the costs of our products are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, private health coverage insurers and other third-party payors. These healthcare management organizations and third-party payors are increasingly challenging the prices charged for medical products and services. We may continue to experience continued downward pricing pressures from third-party payors which could result in an adverse effect on our business, financial condition and operational results.

The imposition of austerity measures or other reforms by foreign governments may limit, reduce or eliminate payments for our products and adversely affect both our pricing flexibility and demand for our products. Accordingly, our current and future products may not be considered cost effective, and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. Legislation and regulations affecting reimbursement for our products may change at any time and in ways that are difficult to predict and these changes may be adverse to us.

We face substantial competition across each of our product categories.

Although no single company competes with us in all of our businesses, we face substantial competition in both of our segments from international and domestic healthcare and pharmaceutical companies of all sizes. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation. Competition may increase further as additional companies begin to enter our markets or modify their existing products to compete directly with ours. If our competitors respond more quickly to new or emerging technologies and changes in customer requirements, our products may be rendered obsolete or non-competitive. If our competitors develop more effective or affordable products, or achieve earlier patent protection or product commercialization than we do, our operations will likely be negatively affected. If we are forced to reduce our prices due to increased competition, our business will become less profitable. The company’s sales could be adversely affected if any of its contracts with group purchasing organizations, integrated delivery networks or other customers are terminated due to increased competition or otherwise.

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

The nature of producing plasma-based therapies may prevent us from timely responding to market forces and effectively managing our production capacity.

The production of plasma-based therapies is a lengthy and complex process. Efforts to increase the collection of plasma or the production of plasma-based therapies may include the construction and regulatory approval of additional plasma collection facilities and/or plasma fractionation facilities, which can be a lengthy regulatory and capital intensive process. As a result, our ability to match our collection and production of plasma-based therapies to market demand is imprecise and may result in a failure to meet the market demand for our plasma-based therapies or potentially an oversupply of inventory. Failure to meet market demand for our plasma-based therapies may result in customers transitioning to available competitive products resulting in a loss of segment share or customer confidence. In the event of an oversupply we may be forced to lower the prices we charge for some of our plasma-based therapies, close collection and processing facilities, record asset impairment charges or take other action which may adversely affect our business, financial condition and results of operations.

If we are unable to obtain sufficient components or raw materials on a timely basis or if we experience other manufacturing difficulties, our business may be adversely affected.

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in more than 50 manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. While efforts are made to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. We work closely with our suppliers to ensure the continuity of supply but we cannot guarantee these efforts will always be successful. In addition, due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner, and our ability to make product sales.

Many of our products are difficult to manufacture. This is due to the complex nature of manufacturing pharmaceuticals, including biologics, and devices, as well as the strict regulatory regime governing our manufacturing operations. Variations in the manufacturing process may result in production failures which could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation.

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

Several of our products are manufactured at a single manufacturing facility. Loss or damage to a manufacturing facility due to a natural disaster or otherwise could adversely affect our ability to manufacture sufficient quantities of key products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences. Because of the time required to approve and license a manufacturing facility a third party manufacturer may not be available on a timely basis to replace production capacity in the event we lose manufacturing capacity due to natural disaster, regulatory action or otherwise.

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

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include fluctuations in currency exchange rates, changes in exchange controls, loss of business in government and public tenders that are held annually in many cases, nationalization, increasingly complex labor environments, expropriation and other governmental actions, availability of raw materials, changes in taxation, importation limitations, export control restrictions, changes in or violations of U.S. or local laws, including the FCPA, dependence on a few government entities as customers, pricing restrictions, economic and political instability, disputes between countries, diminished or insufficient protection of intellectual property, and disruption or destruction of operations in a significant geographic region regardless of cause, including war, terrorism, riot, civil insurrection or social unrest. Failure to comply with, or material changes to, the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

We are subject to foreign currency exchange risk.

In 2011, we generated approximately 60% of our revenue outside the United States. We anticipate that revenue from outside the United States will continue to be significant. As a result, our financial results may be adversely affected by fluctuations in foreign currency exchange rates. Market volatility and currency fluctuations may limit our ability to cost-effectively hedge against our foreign currency exposure and, in addition, there are limitations in our ability to hedge our exposure to currency fluctuations in certain emerging markets. Governments may impose currency restrictions limiting our ability to manage our foreign currency exposure. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can mitigate these risks. A discussion of the financial impact of foreign exchange rate fluctuations, and the ways and extent to which we attempt to mitigate such impact, including the impact of restrictions on currency exchange imposed by the Venezuelan government, is contained under the caption “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K.

Changes in tax laws or exposure to additional income tax liabilities may have a negative impact on our operating results.

Tax policy reform continues to be a topic of discussion in the United States. A significant change to the tax system in the United States, including changes to the taxation of international income, could have an adverse effect upon our results of operations. Because we operate in multiple income tax jurisdictions both inside and outside the United States, we are subject to tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcome of these audits, and as a result the actual outcome of these audits may have an adverse impact on our financial results.

We may experience difficulties implementing our new global enterprise resource planning system.

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to accurately maintain the company’s books and records and provide information to the company’s management team important to the operation of the business. The company’s ERP has required, and will continue to require, the investment of significant human and financial resources. We may not be able to successfully implement the ERP without experiencing significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we have invested significant resources in planning and project management, there is no assurance that a significant implementation issue will not arise.

We are increasingly dependent on information technology systems and infrastructure.

We increasingly rely upon technology systems and infrastructure. Our technology systems are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested heavily in the protection of data and information technology, there can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition of the company. In addition, there can be no assurances that a significant implementation issue may not arise as we continue to consolidate and outsource certain computer operations and application support activities.

If we fail to attract and retain key employees our business may suffer.

Our ability to compete effectively depends on our ability to attract and retain key employees, including people in senior management, sales, marketing and research positions. Competition for top talent in healthcare can be intense. Our ability to recruit and retain such talent will depend on a number of factors, including hiring practices of our competitors, compensation and benefits, work location, work environment and industry economic conditions. If we cannot effectively recruit and retain qualified employees, our business could suffer.

We are subject to a number of pending lawsuits.

We are a defendant in a number of pending lawsuits, including with respect to patent and product liability matters. In addition, we may be named as a defendant in future patent, product liability or other lawsuits. These current and future matters may result in reduced sales, significant liabilities and diversion of our management’s time, attention and resources. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in these current matters. In view of these uncertainties, we cannot assure that the outcome of these matters will not result in charges in excess of any established reserves, and, to the extent available, liability insurance. We also continue to be self-insured with respect to product liability claims. The absence of third-party insurance coverage for current or future claims increases our potential exposure to unanticipated claims and adverse decisions. Protracted litigation, including any adverse outcomes, may have an adverse impact on the business, operations or financial condition of the company. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees. See Note 11 in Item 8 of this Annual Report on Form 10-K for more information regarding current lawsuits.

Current or worsening economic conditions may adversely affect our business and financial condition.

The company’s ability to generate cash flows from operations could be affected if there is a material decline in the demand for the company’s products, in the solvency of its customers or suppliers, or deterioration in the company’s key financial ratios or credit ratings. Current or worsening economic conditions may adversely affect our business and the ability of our customers (including governments), to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, declining cash flows, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products. We continue to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of December 31, 2011, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $524 million. The global economic conditions and governmental actions in these and other countries may continue to result in delays in the collection of receivables and require us to re-evaluate the collectibility and valuation of our receivables which could result in additional credit losses. These conditions may also impact the stability of the Euro. For more information on accounts receivable and credit matters with respect to certain of these countries, refer to the discussion under the caption entitled “Credit Facilities, Access to Capital and Credit Ratings” in Item 7 of this Annual Report on Form 10-K.

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

Business	Location	Owned/Leased
BioScience
	Orth, Austria	Owned
	Vienna, Austria	Owned
	Lessines, Belgium	Owned
	Hayward, California	Leased
	Los Angeles, California	Owned
	Thousand Oaks, California	Owned
	Bohumil, Czech Republic	Owned
	Pisa, Italy	Owned
	Rieti, Italy	Owned
	Neuchatel, Switzerland	Owned
	Elstree, United Kingdom	Leased
Medical Products
	Mountain Home, Arkansas	Owned
	Toongabbie, Australia	Owned
	Lessines, Belgium	Owned
	Sao Paulo, Brazil	Owned
	Alliston, Canada	Owned
	Guangzhou, China	Owned(1)
	Shanghai, China Suzhou, China	Owned Owned
	Cali, Colombia	Owned
	Englewood, Colorado	Leased
	Cartago, Costa Rica	Owned
	Halle, Germany	Owned
	Round Lake, Illinois	Owned
	Bloomington, Indiana	Owned/Leased(2)
	Castlebar, Ireland	Owned
	Grosotto, Italy	Owned
	Miyazaki, Japan	Owned
	Cuernavaca, Mexico	Owned
	Cleveland, Mississippi	Leased
	North Cove, North Carolina	Owned
	Aibonito, Puerto Rico	Leased
	Guayama, Puerto Rico	Owned
	Jayuya, Puerto Rico	Leased

Business	Location	Owned/Leased
Medical Products	Woodlands, Singapore	Owned/Leased(3)
	Sabinanigo, Spain San Vittore, Switzerland	Owned Owned
	Liverpool, United Kingdom	Owned
	Thetford, United Kingdom	Owned

(1)	The Guangzhou, China facility is owned by a joint venture in which Baxter owns a majority share.

(2)	The Bloomington, Indiana location includes both owned and leased facilities.

(3)	Baxter owns the facility located at Woodlands, Singapore and leases the property upon which it rests.

The company also owns or operates shared distribution facilities throughout the world. In the United States and Puerto Rico, there are 10 shared distribution facilities with the principal facilities located in Memphis, Tennessee; Catano, Puerto Rico; North Cove, North Carolina; and Round Lake, Illinois. Internationally, we have more than 100 shared distribution facilities located in Argentina, Australia, Austria, Belgium, Brazil, Brunei, Canada, Chile, China, Colombia, Costa Rica, the Czech Republic, Ecuador, France, Germany, Greece, Guatemala, Hong Kong, India, Indonesia, Ireland, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, Panama, Peru, the Philippines, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Venezuela and Vietnam.

The company continually evaluates its plants and production lines and believes that its current facilities plus any planned expansions are generally sufficient to meet its expected needs and expected near-term growth. Expansion projects and facility closings will be undertaken as necessary in response to market needs.

Item 3.	Legal Proceedings.

Incorporated by reference to Note 11 in Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant

Robert L. Parkinson, Jr., age 61, is Chairman and Chief Executive Officer of Baxter, having served in that capacity since April 2004. Prior to joining Baxter, Mr. Parkinson was Dean of Loyola University Chicago School of Business Administration and Graduate School of Business from 2002 to 2004. He retired from Abbott Laboratories in 2001 following a 25-year career, having served in a variety of domestic and international management and leadership positions, including as President and Chief Operating Officer. Mr. Parkinson also serves as a member of the Board of Directors of Chicago-based Northwestern Memorial HealthCare, Chairman of the Board of Northwestern Lake Forest Hospital, and as a member of the Loyola University Chicago Board of Trustees.

Phillip L. Batchelor, age 50, is Corporate Vice President, Quality, having served in that capacity since April 2010. From April 2005 to April 2010, Mr. Batchelor served as Vice President for BioScience Global Operations. Prior to that, Mr. Batchelor served in a variety of positions with Baxter in quality management and manufacturing.

Michael J. Baughman, age 47, is Corporate Vice President and Controller, having served in that capacity since May 2006. Mr. Baughman joined Baxter in 2003 as Vice President of Corporate Audit and was appointed Controller in March 2005. Before joining Baxter, Mr. Baughman spent 16 years at PricewaterhouseCoopers LLP, in roles of increasing responsibility, which included audit partner and partner in the firm’s mergers and acquisitions practice.

Jean-Luc Butel, age 55, is Corporate Vice President and President, International, having served in that capacity since February 2012. From August 2003 to February 2012, Mr. Butel held various positions with Medtronic, Inc. the most recent of which was Executive Vice President and Group President, International. Prior to Medtronic, Mr. Butel served as President of Independence Technology, a Johnson & Johnson company, after serving in a variety of leadership roles at the Becton, Dickinson Company from 1991 to 1999.

Robert M. Davis, age 45, is Corporate Vice President and President, Medical Products, having served in that capacity since October 2010. From May 2006 to July 2010, Mr. Davis served as Corporate Vice President and Chief Financial Officer and from July to October 2010, he was Corporate Vice President and President, Renal. Prior to joining Baxter as Treasurer in 2004, Mr. Davis was with Eli Lilly and Company from 1990.

Ludwig N. Hantson, Ph.D., age 49, is Corporate Vice President and President, BioScience, having served in that capacity since October 2010. Dr. Hantson joined Baxter in May 2010 as Corporate Vice President and President, International. From 2001 to May 2010, Dr. Hantson held various positions at Novartis Pharmaceuticals Corporation, the most recent of which was Chief Executive Officer, Pharma North America. Prior to Novartis, Dr. Hantson spent 13 years with Johnson & Johnson in roles of increasing responsibility in marketing and clinical research and development.

Robert J. Hombach, age 46, is Corporate Vice President and Chief Financial Officer, having served in that capacity since July 2010. From February 2007 to March 2011, Mr. Hombach also served as Treasurer and from December 2004 to February 2007, he was Vice President of Finance, Europe. Prior to that, Mr. Hombach served in a number of finance positions of increasing responsibility in the planning, manufacturing, operations and treasury areas.

Jeanne K. Mason, Ph.D., age 56, is Corporate Vice President, Human Resources. Prior to joining Baxter in May 2006, Dr. Mason was with General Electric from 1988, holding various leadership positions, the most recent of which was with GE Insurance Solutions, a primary insurance and reinsurance business, where she was responsible for global human resource functions.

Norbert G. Riedel, Ph.D., age 54, is Corporate Vice President and Chief Scientific Officer, having served in that capacity since May 2001. From 1998 to 2001, he served as President of the recombinant proteins business unit and vice president of research and development for BioScience. Prior to joining Baxter, Dr. Riedel was head of worldwide biotechnology and worldwide core research functions at Hoechst Marion Roussel, now Sanofi-Aventis.

David P. Scharf, age 44, is Corporate Vice President and General Counsel, having served in that capacity since August 2009. Mr. Scharf joined Baxter in July 2005 and served in a number of positions, including Deputy General Counsel and Corporate Secretary. Prior to joining Baxter, Mr. Scharf was with Guidant Corporation from 2002, in roles of increasing responsibility.

All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table includes information about the company’s common stock repurchases during the three-month period ended December 31, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)

October 1, 2011 through October 31, 2011	—	—	—
November 1, 2011 through November 30, 2011	2,258,200	$53.14	2,258,200
December 1, 2011 through December 31, 2011	984,600	$50.78	984,600

Total	3,242,800	$52.42	3,242,800	$1,413,437,047

(1)	In December 2010, the company announced that its board of directors authorized the company to repurchase up to $2.5 billion of its common stock on the open market or in private transactions. During the fourth quarter of 2011, the company repurchased 3.2 million shares for $170 million under this program. The remaining authorization under this program totaled approximately $1.4 billion at December 31, 2011. This program does not have an expiration date.

Additional information required by this item is incorporated by reference to Note 13 in Item 8 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

as of or for the years ended December 31		2011[1,6]	2010[2,6]		2009[3,6]	2008[4,6]		2007[5,6]

Operating Results	Net sales	$13,893	12,843		12,562	12,348		11,263
(in millions)	Net income attributable to Baxter[7]	$2,224	1,420		2,205	2,014		1,707
	Depreciation and amortization	$670	685		638	631		581
	Research and development expenses	$946	915		917	868		760

Balance Sheet and	Capital expenditures	$960	963		1,014	954		692
Cash Flow Information	Total assets	$19,073	17,489		17,354	15,405		15,294
(in millions)	Long-term debt and lease obligations	$4,749	4,363		3,440	3,362		2,664

Common Stock Information	Average number of common shares outstanding (in millions)[8]	569	590		607	625		644
	Net income attributable to Baxter per common share
	Basic	$3.91	2.41		3.63	3.22		2.65
	Diluted	$3.88	2.39		3.59	3.16		2.61
	Cash dividends declared per common share	$1.265	1.180		1.070	0.913		0.720
	Year-end market price per common share	$49.48	50.62		58.68	53.59		58.05

Other Information	Total shareholder return[9]	0.0%	(11.6%	)	11.6%	(6.3%	)	26.8%
	Common shareholders of record at year-end	43,534	43,715		48,286	48,492		47,661

[1]

Net income attributable to Baxter included a $192 million business optimization charge, a $79 million charge related to litigation and certain historical rebate and discount adjustments, and charges totaling $103 million principally related to the write-down of Greek government bonds and a contribution to the Baxter International Foundation.

[2]

Net income attributable to Baxter included a $588 million charge related to the recall of COLLEAGUE infusion pumps. The charge impacted net sales by $213 million. Net income attributable to Baxter also included a $257 million business optimization charge, a $112 million impairment charge associated with the company’s divestiture of its U.S. multi-source generic injectables business, a $62 million litigation-related charge, a $39 million charge to write off a deferred tax asset, acquired in-process research and development (IPR&D) charges of $34 million and a $28 million charge to write down accounts receivable in Greece.

[3]	Net income attributable to Baxter included a $79 million business optimization charge, an impairment charge of $54 million and a charge of $27 million relating to infusion pumps.

[4]	Net income attributable to Baxter included charges of $125 million relating to infusion pumps, an impairment charge of $31 million and charges totaling $19 million relating to IPR&D.

[5]	Net income attributable to Baxter included a restructuring charge of $70 million, a charge of $56 million relating to litigation and IPR&D charges of $61 million.

[6]	Refer to the notes to the consolidated financial statements for information regarding other charges and income items.

[7]	Excludes net income attributable to noncontrolling interests of $32 million, $7 million, $10 million, $11 million and $14 million in 2011, 2010, 2009, 2008 and 2007, respectively.

[8]	Excludes common stock equivalents.

[9]	Represents the total of appreciation (decline) in market price plus cash dividends declared on common shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Prior to 2011, the company operated in three segments: BioScience, Medication Delivery and Renal. The company has combined its former Medication Delivery and Renal businesses into a single global business unit to form the Medical Products segment. Effective January 1, 2011, the company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation. BioScience processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; products for regenerative medicine, such as biosurgery products; and select vaccines. Medical Products manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics, as well as provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis (PD), a home-based therapy, and also distributes products for hemodialysis (HD), which is generally conducted in a hospital or clinic.

Baxter has approximately 48,500 employees and conducts business in over 100 countries. The company generates approximately 60% of its revenues outside the United States, and maintains over 50 manufacturing facilities and over 100 distribution facilities in the United States, Europe, Asia-Pacific, Latin America and Canada.

Financial Results

Baxter’s 2011 results reflect the company’s success in generating strong, sustainable operational performance through leveraging the benefits of the diversified and medically necessary nature of the company’s portfolio, advancing its product pipeline and geographic reach through the launch of innovative products, and disciplined execution of the company’s strategies. Despite a challenging global macro-economic and increasingly regulated environment, in 2011 Baxter was able to improve sales growth and profitability, while also accelerating research and development (R&D) spending to record levels and investing in future growth through multiple business development initiatives.

Baxter’s global net sales totaled $13.9 billion in 2011, an increase of 8% over 2010, including a favorable foreign currency impact of 2 percentage points. International sales totaled $8.2 billion, an increase of 8% over 2010, including a favorable foreign currency impact of 4 percentage points. Sales in the United States totaled $5.7 billion in 2011, an increase of 8% over 2010, including the favorable impact of 4 percentage points from the prior year COLLEAGUE infusion pump charge, as further discussed below.

Baxter’s net income for 2011 totaled $2.2 billion, or $3.88 per diluted share, compared to $1.4 billion, or $2.39 per diluted share, in the prior year. Net income in 2011 included certain charges which reduced income before income taxes by $374 million and net income by $247 million, or $0.43 per diluted share, as further discussed below. Net income in 2010 included certain charges which reduced net sales by $213 million, income before income taxes by $1.1 billion and net income by $946 million, or $1.59 per diluted share, as further discussed below. On an adjusted basis, excluding these special charges in both years, Baxter’s net income in 2011 was $2.5 billion, which represents an increase of 4% from $2.4 billion in 2010, while earnings per diluted share of $4.31 increased 8% from $3.98 in 2010. Adjusted net income and adjusted earnings per share, each excluding special items, are non-GAAP (generally accepted accounting principles) financial measures. The company believes that these non-GAAP measures may provide a more complete understanding of the company’s operations and may facilitate a fuller analysis of the company’s results of operations, particularly in evaluating performance from one period to another.

The company’s results in both years were impacted by costs associated with the company’s execution of certain strategies to optimize its organizational structure. The company continues to implement actions to optimize its overall cost structure on a global basis, including streamlining its international operations, rationalizing its manufacturing facilities and enhancing its general and administrative infrastructure. The company recorded pre-tax business optimization charges of $192 million and $257 million in 2011 and 2010, respectively.

In 2010, the company’s results were also impacted by a $588 million charge associated with the recall of the company’s COLLEAGUE infusion pumps from the U.S. market and other actions the company is taking outside of the United States, with $213 million recorded as a reduction of net sales and $375 million recorded in cost of sales. Refer to Note 5 for further information regarding the COLLEAGUE infusion pump charge.

The company also recorded pre-tax charges in 2011 of $79 million related to the resolution of litigation pertaining to average wholesale prices (AWP) and certain historical rebate and discount adjustments, $62 million in asset impairments primarily related to the write-down of Greek government bonds, and $41 million principally related to a contribution to the Baxter International Foundation. In 2010, the company recorded pre-tax charges of $62 million related to litigation, $34 million related to acquired in-process R&D (IPR&D), $28 million to write down accounts receivable in Greece, and $39 million to write off a deferred tax asset as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program. Additionally, the company recorded an impairment charge of $112 million in 2010 related to the divestiture of its U.S. multi-source generic injectables business.

Baxter’s financial results included R&D expenses totaling $946 million in 2011, which reflects the acceleration of R&D spending to advance late-stage development programs aimed at enhancing future growth through clinical differentiation. During the year, the company obtained regulatory approval for new products that will improve clinical outcomes for patients and provide cost and quality-of-life benefits, while also initiating a number of clinical trials of therapies that have the potential to impact the treatment and delivery of care for chronic diseases like hemophilia, end-stage renal disease and immune deficiencies. Refer to the discussion below for further information regarding R&D activity in 2011.

The company’s financial position remains strong, with cash flows from operations totaling $2.8 billion in 2011. The company has continued to execute on its disciplined capital allocation framework, which was designed to optimize shareholder value creation through targeted capital investments, share repurchases and dividends, as well as acquisitions and other business development initiatives as discussed in Strategic Objectives below.

Capital investments totaled $960 million in 2011 as the company continues to invest across its businesses to support future growth. The company’s investments in capital expenditures in 2011 were focused on projects that enhance the company’s cost structure and manufacturing capabilities and support its strategy of geographic expansion with select investments in growing markets. In addition, the company continues to invest to support its ongoing strategic focus on R&D with the expansion of facilities, pilot manufacturing sites and laboratories. Capital expenditures also included the company’s multi-year initiative to implement a global enterprise resource planning system that will consolidate and standardize business processes, data and systems.

The company also continued to return value to its shareholders in the form of share repurchases and dividends. During 2011, the company repurchased 30 million shares of common stock for $1.6 billion, and paid cash dividends to its shareholders totaling $709 million.

Strategic Objectives

Baxter continues to focus on several key objectives to successfully execute its long-term strategy to achieve sustainable growth and deliver shareholder value. Baxter’s diversified healthcare model, its broad portfolio of products that treat life-threatening acute or chronic conditions, and its global presence are core components of the company’s strategy to achieve these objectives.

R&D innovation and scientific productivity continue to be a key strategic priority for Baxter. The company’s investments in R&D reflect its efforts to enhance future growth through clinical differentiation, including the broadening of its hemophilia portfolio with continued innovation; exploration of alternative routes of administration of GAMMAGARD LIQUID [Immune Globulin Infusion (Human)] (marketed as KIOVIG in most markets outside the United States) and expansion of label indications with a focus on neurological disorders; leveraging of recombinant protein expertise to expand the product portfolio; advancing the science of regenerative medicine; and the development of home HD therapy. Key developments in 2011 included the following R&D milestones, product approvals and product launches:

Product Approvals and Launches

•	U.S. Food and Drug Administration (FDA) approval of the subcutaneous administration of GAMMAGARD LIQUID 10% for patients with primary immunodeficiency;

•

Regulatory approval in Europe for the extension of the therapeutic indications of KIOVIG to include a new indication for multifocal motor neuropathy, a severe debilitating disorder requiring lifelong treatment;

•

FDA approval of ADVATE [Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method] for routine prophylaxis to prevent or reduce the frequency of bleeding episodes in adults and children with hemophilia A;

•	FDA approval of the expanded indication of ARTISS [Fibrin Sealant (Human)] to include adhering tissue flaps during facial rhytidectomy surgery (face-lift);

•

European launch of NUMETA (emulsion for infusion), introduced as the first and only triple-chamber container with formulations specifically designed to meet the range of intravenous nutritional requirements of neonatal and pediatric patients (preterm newborns through age 18);

•	Launch of NEXTERONE (amiodarone HCl) Premixed Injection, the first and only ready-to-use premixed IV version of the antiarrhythmic agent amiodarone in the United States; and

•	Launch of OLIMEL (Amino Acids, Dextrose and Lipids, with/without Electrolytes) emulsion for infusion in Canada, which is the country’s first triple-chamber container for parenteral nutrition.

Other Developments

•

Filing for regulatory approval in the United States, Europe and Canada for HyQ, Baxter’s investigational immunoglobulin therapy administered subcutaneously and facilitated by recombinant human hyaluronidase, a dispersion and permeation enhancer, for use in patients with primary immunodeficiencies;

•	Completion of enrollment for the company’s first Phase III study evaluating GAMMAGARD LIQUID as treatment for Alzheimer’s disease, with plans in 2012 to initiate a second confirmatory Phase III trial;

•

Initiation of a Phase III clinical trial to evaluate the safety and effectiveness of BAX 111, Baxter’s investigational recombinant von Willebrand factor (rVWF), for treatment and prevention of bleeding episodes in patients with von Willebrand disease;

•

Initiation of clinical trials on a new home HD system, which will provide significant clinical benefits for patients with end-stage kidney disease while extending Baxter’s leadership position in kidney care; and

•

Publication of the results of a Phase II clinical trial investigating the use of adult, autologous CD34+ stem cells to reduce the frequency of angina episodes in patients suffering from chronic, severe refractory angina.

In 2012, the company will continue to invest in its R&D pipeline, supporting the progress of investigational therapies and late-stage clinical development to obtain approvals and launch innovative products in the global marketplace.

Baxter also plans to augment its internal R&D by making strategic investments in early-stage development through Baxter Ventures, a strategic initiative established in July 2011 to invest up to $200 million in early-stage companies developing products and therapies to accelerate innovation and growth for the company.

The company plans to further supplement its internal R&D activities and pursue accelerated growth by fully capitalizing on Baxter’s diversified healthcare model with its investment in other business development opportunities, including acquisitions, collaborations and alliances. In 2011, Baxter entered into several business development initiatives, including the following:

•

The acquisition of Prism Pharmaceuticals, Inc. (Prism), a privately-held specialty pharmaceutical company, and its NEXTERONE product, which expands Baxter’s existing portfolio of premixed drug solutions for use in the acute care setting;

•

The exercise of an option under the company’s collaboration agreement for the development of a home HD machine with HHD, LLC (HHD), DEKA Products Limited Partnership and DEKA Research and Development Corp. (collectively, DEKA) to acquire the assets of HHD;

•

The acquisition of Baxa Corporation (Baxa), a privately-held company that manufactures and markets devices, systems and software for the safe and efficient preparation, handling, packaging and administration of fluid medications, which complements Baxter’s existing portfolio of nutrition and drug delivery systems and provides Baxter with a comprehensive solution to fulfill the majority of patients’ nutritional requirements and increase efficiency in the pharmacy;

•

The execution of a definitive agreement to acquire Synovis Life Technologies, Inc. (Synovis), a publicly-traded company that provides biological and mechanical products for soft tissue repair used in a variety of surgical procedures, which, following the completion of the acquisition in February 2012, will complement and expand the portfolio of Baxter’s regenerative medicine product category; and

•

A global collaboration with Momenta Pharmaceuticals, Inc., which was effective in February 2012, to develop and commercialize follow-on biologic products, also known as biosimilars, which replicate existing, branded biologics used in the treatment of a number of diseases, including cancer, autoimmune disorders and other chronic conditions.

Through continued innovation, investment and collaboration, Baxter seeks to advance new therapies, improve the safety and cost-effectiveness of treatments and expand access to care.

Baxter also continues to advance a global, multi-year business transformation initiative, with the goal of strengthening the company’s focus on disciplined innovation, commercial effectiveness and operational excellence. As part of this initiative, the company will continue to seek opportunities to optimize its deployment of sales and marketing resources, and re-engineer certain global systems and processes, including quality, regulatory and financial systems, as the company reinvigorates its commitment to continuous improvement.

The company’s ability to sustain long-term growth and successfully execute the strategies discussed above depends in part on the company’s ability to manage within an increasingly competitive and regulated environment and to address the other risk factors described in Item 1A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net Sales

				Percent change
				At actual currency rates				At constant currency rates
years ended December 31 (in millions)	2011	2010	2009	2011		2010		2011		2010

BioScience	$6,053	$5,640	$5,573	7%		1%		5%		1%
Medical Products	7,804	7,157	6,915	9%		3%		6%		1%
Transition services to Fenwal Inc.	36	46	74	(22%	)	(38%	)	(21%	)	(38%	)

Total net sales	$13,893	$12,843	$12,562	8%		2%		6%		1%

				Percent change
				At actual currency rates				At constant currency rates
years ended December 31 (in millions)	2011	2010	2009	2011		2010		2011		2010

United States	$5,709	$5,264	$5,317	8%		(1%	)	8%		(1%	)
International	8,184	7,579	7,245	8%		5%		4%		3%

Total net sales	$13,893	$12,843	$12,562	8%		2%		6%		1%

Foreign currency favorably impacted net sales by 2 percentage points in 2011 principally due to the weakening of the U.S. Dollar relative to the Euro, the Australian Dollar and the Japanese Yen. Foreign currency favorably impacted net sales by 1 percentage point in 2010, as the strengthening of the U.S. Dollar relative to the Euro was more than offset by the weakening of the U.S. Dollar relative to other currencies, including the Australian Dollar, the Canadian Dollar and the Japanese Yen.

Total net sales growth in 2011 was favorably impacted by 2 percentage points while growth in 2010 was unfavorably impacted by 2 percentage points due to the COLLEAGUE infusion pump charge, which reduced net sales in the Medical Products segment in 2010 by $213 million. Refer to Note 5 for further information regarding this charge. In addition, healthcare reform legislation enacted in the United States in the first quarter of 2010 unfavorably impacted sales growth in 2010 by approximately 0.5 percentage points, primarily impacting the Recombinants, Plasma Proteins and Antibody Therapy product categories in the BioScience segment. Similar reform actions undertaken by governments outside the United States also unfavorably impacted sales growth.

Additionally, included in net sales in the Medical Products segment are sales of $58 million and $198 million in 2011 and 2010, respectively, related to the U.S. multi-source generic injectables business, which was divested by the company in May 2011. The divestiture of this business unfavorably impacted total net sales growth by 1 percentage point in 2011. Refer to Note 3 for further information regarding this divestiture.

The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year’s foreign exchange rates. This measure provides information on the change in net sales assuming that foreign currency exchange rates have not changed between the prior and the current period.

The company believes that the non-GAAP measure of change in net sales at constant currency rates, when used in conjunction with the GAAP measure of change in net sales at actual currency rates, may provide a more complete understanding of the company’s operations and can facilitate a fuller analysis of the company’s results of operations, particularly in evaluating performance from one period to another.

BioScience    The following is a summary of net sales by product category in the BioScience segment.

				Percent change
				At actual currency rates				At constant currency rates
years ended December 31 (in millions)	2011	2010	2009	2011		2010		2011		2010

Recombinants	$2,212	$2,095	$2,058	6%		2%		3%		2%
Plasma Proteins	1,440	1,368	1,338	5%		2%		5%		2%
Antibody Therapy	1,541	1,354	1,368	14%		(1%	)	13%		0%
Regenerative Medicine	580	527	442	10%		19%		8%		19%
Other	280	296	367	(6%	)	(19%	)	(15%	)	(20%	)

Total net sales	$6,053	$5,640	$5,573	7%		1%		5%		1%

Net sales in the BioScience segment increased 7% and 1% in 2011 and 2010, respectively (with a favorable foreign currency impact of 2 percentage points in 2011 and no meaningful impact from foreign currency in 2010). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•

For the Recombinants product category, sales in both years benefited from improved sales of recombinant therapies in the United States, primarily as a result of the continued adoption of the company’s advanced recombinant therapy, ADVATE. Sales growth in both years was partially offset by lower tender sales in the United Kingdom and, in 2010, a reduction in distributor inventory levels in the United States.

•

Sales in the Plasma Proteins product category increased in both years, driven by demand for FEIBA (an anti-inhibitor coagulant complex) and, in 2011, improved demand for plasma-derived factor VIII after a reduction in sales in 2010. Partially offsetting this growth in both years were lower sales of albumin, particularly in the United States.

•

Sales in the Antibody Therapy product category in both years were favorably impacted by increased sales of GAMMAGARD LIQUID, the liquid formulation of the antibody-replacement therapy immunoglobulin product, driven by improved demand and incremental volume resulting from a competitor being out of the market. Sales growth in 2010 was fully offset by market share loss and pricing actions the company took during the year, as well as the termination of a distribution agreement for WinRho® SDF [Rho(D) Immune Globulin Intravenous (Human)] effective July 1, 2010.

•

In the Regenerative Medicine product category, sales growth in both years was driven by increased sales of surgical sealant products, including FLOSEAL and TISSEEL. Sales growth in 2010 was also driven by sales of ACTIFUSE as a result of the company’s first quarter 2010 acquisition of ApaTech Ltd. (ApaTech). Refer to Note 4 for additional information regarding the ApaTech acquisition.

•

In the Other product category, strong 2011 sales of FSME-IMMUN (a tick-borne encephalitis vaccine) driven by strong international demand were more than offset by lower influenza revenues, as the first quarter of 2010 benefited from sales of CELVAPAN H1N1 pandemic vaccine. Sales declined in 2010 primarily due to lower international sales of FSME-IMMUN and NEISVAC-C (for the prevention of meningitis C).

Medical Products    The following is a summary of net sales by product category in the Medical Products segment.

				Percent change
				At actual currency rates			At constant currency rates
years ended December 31 (in millions)	2011	2010	2009	2011	2010		2011	2010

Renal	$2,530	$2,389	$2,266	6%	5%		2%	2%
Global Injectables	2,004	1,891	1,701	6%	11%		3%	9%
IV Therapies	1,802	1,678	1,562	7%	7%		5%	6%
Infusion Systems	901	655	858	38%	(24%	)	35%	(26%	)
Anesthesia	537	525	492	2%	7%		1%	6%
Other	30	19	36	56%	(47%	)	8%	(36%	)

Total net sales	$7,804	$7,157	$6,915	9%	3%		6%	1%

Net sales in the Medical Products segment increased 9% and 3% in 2011 and 2010, respectively (with a favorable foreign currency impact of 3 percentage points in 2011 and 2 percentage points in 2010). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•

In the Renal product category, sales growth in both years was driven by gains in the number of PD patients globally, primarily related to continued penetration of PD Therapy products in emerging markets with historically under-treated patient populations with end-stage renal disease. Sales growth in 2011 was partially offset by PD patient losses in the United States to another service provider. In 2010, international sales of HD therapies increased related to the company’s 2009 acquisition of certain assets of Edwards Lifesciences Corporation related to the hemofiltration business (Edwards CRRT). Refer to Note 4 for additional information regarding this acquisition.

•

Within the Global Injectables product category, the divestiture of the U.S. multi-source generic injectables business unfavorably impacted total net sales growth by 9 percentage points during 2011. Refer to Note 3 for further information regarding this divestiture. Excluding the U.S. multi-source generic injectables business, sales growth in both 2011 and 2010 was driven by strong sales of certain enhanced packaging products and growth in the company’s U.S. pharmaceutical partnering and international pharmacy compounding businesses.

•

IV Therapies sales growth in both years was driven by improved pricing and increased demand for IV solutions and nutritional products. Contributing to growth were market share gains in the United States in both years, partially as a result of competitor supply issues. Additionally, sales growth in 2011 was favorably impacted by the fourth quarter acquisition of Baxa.

•

In the Infusion Systems product category, sales growth in 2011 reflected increased sales of Sigma International General Medical Apparatus, LLC (SIGMA) Spectrum infusion pumps, partially offset by lower global sales of access sets, used in the administration of IV solutions, in the second half of the year. Sales growth in 2011 was also favorably impacted by the sales decline in 2010, which was driven primarily by the $213 million charge against sales in the first quarter of 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market and lower sales of access sets and COLLEAGUE infusion pumps. The COLLEAGUE infusion pump charge favorably impacted total net sales growth in 2011 by 33 percentage points and unfavorably impacted total net sales growth in 2010 by 25 percentage points. Refer to Note 5 for further information on the COLLEAGUE infusion pump charge.

•

Within the Anesthesia product category, sales growth in 2011 reflected continued expansion in international markets and was partially offset by lower demand for inhaled anesthetics in the United States resulting from declines in surgical procedures in the marketplace, as well as competitive pricing pressures for generic sevoflurane. Sales growth in 2010 was driven by increased sales of sevoflurane and SUPRANE (desflurane), as the company continued to benefit from its position as the only global supplier of all three modern inhaled anesthetics (SUPRANE, sevoflurane and isoflurane).

Transition Services to Fenwal Inc.    Net sales in this category represent revenues associated with manufacturing, distribution and other services provided by the company to Fenwal Inc. (Fenwal) subsequent to the divestiture of the Transfusion Therapies (TT) business in February 2007. Refer to Note 12 for additional information regarding the TT business divestiture.

Gross Margin and Expense Ratios

years ended December 31 (as a percent of net sales)	2011	2010	2009

Gross margin	50.7%	46.4%	51.9%
Marketing and administrative expenses	22.7%	22.6%	21.7%

Gross Margin

During 2011, the gross margin percentage improved primarily as a result of the $588 million charge in 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market, which unfavorably impacted 2010 gross margin percentage by 3.7 percentage points. The gross margin percentage in 2011, 2010 and 2009 was unfavorably impacted by business optimization charges, of which $95 million, $132 million, and $30 million were recorded in cost of sales in 2011, 2010, and 2009, respectively. These charges impacted the gross margin percentage by 0.7, 1.0 and 0.2 percentage points in 2011, 2010, and 2009, respectively.

In addition to the factors above, the gross margin percentage in 2011 benefited from favorable business mix due to sales growth of select higher margin products in the BioScience and Medical Products segments, as well as the favorable impact of the divestiture of the lower margin U.S. multi-source generic injectables business. Partially offsetting these improvements were costs associated with manufacturing issues at the Castlebar, Ireland facility and an increase in pension plan costs in 2011, as described below.

In addition to the COLLEAGUE infusion pump and business optimization charges in 2010, the gross margin percentage in 2010 declined as a result of lower prices for certain plasma protein (including Antibody Therapy) products, cost inefficiencies driven by lower volume throughput for plasma-based therapies and vaccines, lower sales of high margin vaccines and healthcare reform in the United States and abroad. These items were partially offset by improved sales mix across other product lines, as well as a benefit from foreign currency.

Refer to Note 3 for further information regarding the divestiture and Note 5 for further information regarding the COLLEAGUE infusion pump charge.

Marketing and Administrative Expenses

The marketing and administrative expense ratio increased in both 2011 and 2010. The slight increase in the marketing and administrative expense ratio in 2011 was driven primarily by charges of $79 million related to the resolution of litigation pertaining to AWP and certain rebate and discount adjustments related to historical price reporting submissions and $41 million principally related to a contribution to the Baxter International Foundation. Additionally, the marketing and administrative expense ratio was impacted by the $192 million business optimization charge, of which $97 million was recorded in marketing and administrative expenses. In total, these charges unfavorably impacted the marketing and administrative expense ratio by 1.6 percentage points in 2011.

The increase in the marketing and administrative expense ratio in 2010 was driven by the $588 million COLLEAGUE infusion pump charge (of which $213 million was recorded to sales), the $257 million business optimization charge (of which $125 million was recorded in marketing and administrative expenses), and a $28 million charge to write down accounts receivable in Greece. In total, these charges unfavorably impacted the marketing and administrative expense ratio by 1.5 percentage points in 2010.

The ratio in both years was favorably impacted by leverage from higher sales and the company’s continued focus on controlling discretionary spending, offset by increased spending relating to certain marketing and promotional programs and increased pension plan costs, as described below.

Refer to Note 5 for further information about the COLLEAGUE infusion pump charge, Note 7 for further information regarding the Greece receivable charge, and Note 11 for further information regarding the AWP litigation and historical price reporting charge.

Pension Plan Costs

Fluctuations in pension plan costs impacted the company’s gross margin and expense ratios. Pension plan costs increased $53 million in 2011 and $15 million in 2010, as detailed in Note 9. The increase in both 2011 and 2010 was primarily due to lower interest rates used to discount the plans’ projected benefit obligations and an increase in amortization of actuarial losses. The increases in 2011 and 2010 were partially offset by cash contributions of $150 million and $350 million made to the pension plan in the United States in 2011 and 2010, respectively.

Costs of the company’s pension plans are expected to increase from $223 million in 2011 to approximately $266 million in 2012, principally due to lower interest rates used to discount the plans’ projected benefit obligations, a decrease in the expected return on plan assets assumption, and an increase in amortization of actuarial losses. As of December 31, 2011, the total actuarial loss that has been deferred in accumulated other comprehensive income increased to $2.1 billion from $1.8 billion as of December 31, 2010, driven by prior years’ losses on plan assets and a decrease in the discount rate assumption for the U.S. pension plan from 5.45% to 4.80%. As a result, the amortization of these deferred losses is expected to increase in 2012 to $208 million from $174 million in 2011. Also contributing to the increase in the expected pension plan costs in 2012 is a reduction in the expected return on plan assets from 8.25% in 2011 to 7.75% in 2012. Refer to Note 9 for further information on the pension plans.

Research and Development

				Percent change
years ended December 31 (in millions)	2011	2010	2009	2011	2010

Research and development expenses	$946	$915	$917	3%	—
as a percent of net sales	6.8%	7.1%	7.3%

R&D expenses increased in 2011 and decreased slightly in 2010. The increase in R&D expenses in 2011 was driven by the company’s continued investment in a number of late-stage R&D programs across its product pipeline, as described in additional detail in the Strategic Objectives section above. Also contributing to the increase in R&D expenses in 2011 was the impact of foreign currency.

The reduction in R&D expenses in 2010 was due to the completion of clinical work on late-stage programs, lower milestone payments to partners and efforts to reposition projects to gain organizational efficiencies. Partially offsetting the decrease in R&D expense in 2010 was the impact of foreign currency. R&D expenses in 2010 included IPR&D charges totaling $34 million, principally related to the licensing and acquisition of the hemophilia-related intellectual property and other assets of Archemix Corp. (Archemix). Refer to Note 4 for more information regarding this transaction.

Net Interest Expense

Net interest expense decreased $33 million and $11 million in 2011 and 2010, respectively, principally due to an increase in interest income in both years. Also contributing to the decrease in net interest expense during 2011 was the impact of lower weighted-average interest rates due to the maturity of Baxter’s 4.75% $500 million notes in October 2010. Refer to Note 2 for a summary of the components of net interest expense for the three years ended December 31, 2011.

Other Expense, Net

Other expense, net was $83 million in 2011, $159 million in 2010 and $45 million in 2009. Refer to Note 2 for a table that details the components of other expense, net for the three years ended December 31, 2011. Other expense, net in each year included amounts relating to equity method investments and foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency.

During 2011, other expense, net included asset impairment charges totaling $62 million primarily related to the write-down of Greek government bonds. Included in other expense, net in 2010 was an impairment charge of $112 million associated with the company’s divestiture of its U.S. multi-source generic injectables business and a charge of $62 million associated with litigation related to the company’s 2008 recall of its heparin sodium injection products in the United States.

Pre-Tax Income

Refer to Note 12 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience    Pre-tax income increased 8% in 2011 and decreased 2% in 2010. During 2011, sales growth for certain higher margin products and improved margins on plasma-based therapies were partially offset by an increase in spending on new marketing and promotional programs. Also contributing to the increase in pre-tax income were lower inventory reserves related to vaccine products in 2011.

During 2010, sales growth for select higher margin products was more than offset by pricing pressures for certain plasma protein (including Antibody Therapy) products, manufacturing cost inefficiencies for plasma-based therapies and vaccines, the impact of healthcare reform and increased inventory reserves. Also contributing to the decline in pre-tax income was an expansion of certain sales resources and increased spending on new marketing and promotional programs.

Medical Products    Pre-tax income increased 128% in 2011 and decreased 37% in 2010. Included in pre-tax income in 2010 were the first quarter 2010 charge of $588 million related to the recall of COLLEAGUE infusion pumps from the U.S. market, the third quarter 2010 U.S. multi-source generic injectables business impairment charge of $112 million and the fourth quarter 2010 charge of $62 million related to litigation associated with the company’s 2008 recall of its heparin sodium injection products in the United States. Pre-tax income in 2011 benefited from sales growth for certain higher margin products, which was partially offset by increased R&D spending and costs associated with manufacturing issues at the company’s Castlebar, Ireland facility.

The decrease in pre-tax income in 2010 due to the COLLEAGUE infusion pump charge and the U.S. multi-source generic injectables business impairment charge was partially offset by sales growth across multiple product categories, gross margin improvements, a reduction in R&D spending due to optimization efforts and the favorable impact of foreign currency.

Refer to Note 3 for further information on the U.S. multi-source generic injectables business impairment charge and Note 5 for further information on the COLLEAGUE infusion pump charge.

Other    Certain income and expense amounts are not allocated to a segment. These amounts are detailed in the table in Note 12 and primarily include net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, income and expense related to certain non-strategic investments, certain employee benefit plan costs, certain nonrecurring gains and losses, certain charges (such as the business optimization, AWP litigation and historical price reporting, asset impairment, and certain IPR&D charges), contributions to the Baxter International Foundation, and the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal.

Refer to Note 8 for further information regarding stock compensation expense, Note 11 for further information regarding the AWP litigation and historical price reporting charge, Note 7 for further information on the Greece receivable charge, and the previous discussion for further information regarding net interest expense.

Income Taxes

Effective Income Tax Rate

The effective income tax rate was 20% in 2011, 25% in 2010 and 19% in 2009. The company anticipates that the effective income tax rate, calculated in accordance with GAAP, will be approximately 22% in 2012, excluding any impact from additional audit developments or other special items.

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

2011

The decrease in the effective tax rate in 2011 was principally due to a charge of $588 million in 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market for which there was no net tax benefit recognized, a $39 million write-off of a deferred tax asset in 2010 as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation enacted in the United States and $34 million of IPR&D charges in 2010 for which the tax benefit was lower than the U.S. statutory rate. Also contributing to the decrease in the effective tax rate in 2011 were the tax benefits from the business optimization charge, the AWP litigation and historical price reporting charge, and other charges in 2011, which were incurred in jurisdictions with rates higher than the effective rate. These items were partially offset by the 2010 tax benefits from the U.S. multi-source generic injectables business impairment charge, the business optimization charge and a charge related to litigation associated with the company’s 2008 recall of its heparin sodium injection products in the United States.

2010

The increase in the effective tax rate in 2010 was principally due to a $588 million charge related to the recall of COLLEAGUE infusion pumps from the U.S. market for which there was no tax benefit recognized, a $39 million write-off of a deferred tax asset as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation enacted in the United States, a charge related to tax contingencies, and $34 million of IPR&D charges for which the tax benefit was lower than the United States statutory rate. These items were partially offset by the tax benefits from the U.S. multi-source generic injectables business impairment charge, the business optimization charge and a charge related to litigation associated with the company’s 2008 recall of its heparin sodium injection products in the United States, in addition to a change in the earnings mix from higher tax to lower tax rate jurisdictions compared to the prior year period.

2009

The effective tax rate for 2009 was impacted by greater income in jurisdictions with higher tax rates, partially offset by $51 million of income tax benefit from the use of foreign tax losses.

Uncertain Tax Positions

Baxter expects to reduce the amount of its liability for uncertain tax positions within the next 12 months by approximately $302 million due principally to the resolution of certain multi-jurisdictional transfer pricing issues and the resolution of tax contingencies in certain foreign jurisdictions. While the final outcome of these matters is inherently uncertain, the company believes it has made adequate tax provisions for all years subject to examination.

Income and Earnings per Diluted Share Amounts

Net income attributable to Baxter was $2.2 billion in 2011, $1.4 billion in 2010 and $2.2 billion in 2009. The corresponding net earnings per diluted share were $3.88 in 2011, $2.39 in 2010 and $3.59 in 2009. The significant factors and events causing the net changes from 2010 to 2011 and from 2009 to 2010 are discussed above. Additionally, net income attributable to Baxter per diluted share was positively impacted by the repurchase of 30 million shares in both 2011 and 2010 and 23 million shares in 2009. Refer to Note 8 for further information regarding the company’s stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Cash flows from operations totaled $2.8 billion in 2011, $3.0 billion in 2010 and $2.9 billion in 2009. The decrease in cash flows in 2011 compared to 2010 was primarily due to the factors discussed below and was partially offset by higher earnings (before non-cash items). The increase in cash flows in 2010 from 2009 was primarily due to higher earnings (before non-cash items) and the other factors discussed below.

Accounts Receivable

Cash flows relating to accounts receivable decreased in 2011 and increased in 2010. Days sales outstanding were 53.5 days, 52.5 days, and 51.2 days for 2011, 2010 and 2009, respectively. The increases in both 2011 and 2010 were primarily due to longer collection periods in certain international markets and the geographic mix of sales. Days sales outstanding in the United States in each of the three years were less than 30 days.

Inventories

Cash flows from inventories decreased in 2011 and increased in 2010. The following is a summary of inventories at December 31, 2011 and 2010, as well as inventory turns by segment for 2011, 2010 and 2009. Inventory turns for the year are calculated as the annualized fourth quarter cost of sales divided by the year-end inventory balance.

	Inventories		Inventory turns
(in millions, except inventory turn data)	2011	2010	2011	2010	2009

BioScience	$1,627	$1,455	1.52	1.90	1.41
Medical Products	1,001	916	4.52	4.85	4.40

Total company	$2,628	$2,371	2.66	3.04	2.53

The increase in inventories in 2011 was principally due to higher work-in-process plasma-related inventories in the BioScience segment, as well as higher inventories of the SIGMA Spectrum infusion pump in the Medical Products segment.

The lower inventory turns for the total company in 2011 were driven by the increase in inventories and were partially offset by the favorable impact of the 2011 business optimization charge. Of the total charge, $95 million was recorded in costs of sales, which favorably impacted total company turns by 0.15. The higher inventory turns for the total company in 2010 were driven by a reduction of plasma-related inventories in the BioScience segment, as well as the favorable impact of the 2010 business optimization charge. Of the total charge, $132 million was recorded in cost of sales, which increased total company turns by 0.23. Refer to Note 5 for further information regarding this charge.

Other

Payments related to the execution of the COLLEAGUE infusion pump recall and the company’s business optimization initiatives increased $237 million and $35 million in 2011 and 2010, respectively. Refer to Note 5 for more information regarding the COLLEAGUE infusion pump recall and the business optimization initiatives. Other cash inflows increased to $8 million in 2011 from other cash outflows of $182 million in 2010, principally due to cash inflows related to the termination of interest rate swaps and lower discretionary pension contributions to the U.S. pension plan. Cash contributions to the company’s pension plans totaled $251 million, $416 million and $170 million in 2011, 2010 and 2009, respectively, and included discretionary cash contributions to the company’s U.S. pension plan of $150 million, $350 million, and $100 million in 2011, 2010 and 2009, respectively.

Cash Flows from Investing Activities

Capital Expenditures

Capital expenditures totaled $960 million in 2011, $963 million in 2010 and $1.0 billion in 2009. The company’s investments in capital expenditures in 2011 were focused on projects that enhance the company’s cost structure and manufacturing capabilities and support its strategy of geographic expansion with select investments in growing markets. In addition, the company continues to invest to support the company’s ongoing strategic focus on R&D with the expansion of facilities, pilot manufacturing sites and laboratories. Capital expenditures also included the company’s multi-year initiative to implement a global enterprise resource planning system that will consolidate and standardize business processes, data and systems.

The company makes investments in capital expenditures at a level sufficient to support the strategic and operating needs of the businesses, and continues to improve capital allocation discipline in making investments to enhance long-term growth. The company expects to invest approximately $1.0 billion in capital expenditures in 2012.

Acquisitions and Investments

Net cash outflows relating to acquisitions and investments were $590 million in 2011, $319 million in 2010 and $156 million in 2009.

The cash outflows in 2011 principally related to cash outflows of $360 million related to the acquisition of Baxa and $170 million associated with the acquisition of Prism, as well as an $18 million payment to exercise an option related to the company’s collaboration agreement for the development of a home HD machine with HHD and DEKA. Also included in cash outflows in 2011 were cash outflows of $18 million related to an investment in the common stock of Enobia Pharma Corporation (Enobia) and a $10 million payment related to the arrangement with Ceremed, Inc. (Ceremed). Refer to Note 4 for further information about the Baxa and Prism acquisitions and the DEKA agreement, Note 7 for further information about the investment in Enobia, and Note 2 for further information about the Ceremed arrangement.

The cash outflows in 2010 principally included a net cash outflow of $235 million related to the acquisition of ApaTech. Also included in net cash outflows in 2010 were payments of $30 million related to the licensing and acquisition of hemophilia-related intellectual property and other assets from Archemix, $28 million related to a manufacturing, supply and distribution agreement with Kamada Ltd. for GLASSIA, and $18 million related to the company’s collaboration agreement for the development of a home HD machine with DEKA.

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

Divestitures and Other

Net cash inflows relating to divestitures and other activities were $123 million in 2011, $18 million in 2010 and $24 million in 2009. Cash inflows in 2011 principally consisted of proceeds associated with the company’s divestiture of its U.S. multi-source generic injectables business in May 2011. Cash inflows in 2010 principally consisted of proceeds from the divestiture of certain Renal Therapy Services centers in Australia. Cash inflows in 2009 principally consisted of cash collections related to the company’s securitization arrangements.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations were $733 million in 2011, $91 million in 2010, and $473 million in 2009.

In December 2011, the company issued $500 million of senior notes, maturing in January 2017 and bearing a 1.85% coupon rate. In addition, during 2011, the company issued and redeemed commercial paper, of which $250 million was outstanding as of December 31, 2011, with a weighted-average interest rate of 0.24%. In March 2010, the company issued $600 million of senior notes, with $300 million maturing in March 2013 and bearing a 1.8% coupon rate and $300 million maturing in March 2020 and bearing a 4.25% coupon rate. In February 2009, the company issued $350 million of senior notes, which mature in March 2014 and bear a 4.0% coupon rate. In August 2009, the company issued $500 million of senior notes, which mature in August 2019 and bear a 4.5% coupon rate. The net proceeds from these issuances were used for general corporate purposes, including in some cases the refinancing of indebtedness. The debt instruments are unsecured and include certain covenants, including restrictions relating to the company’s creation of secured debt.

In 2010, the company repaid $500 million of its 4.75% notes and settled related cross-currency swaps, both upon their maturity in October 2010, resulting in a cash outflow of $545 million. In 2009, the company repaid approximately $160 million of outstanding borrowings related to the company’s Euro-denominated credit facility (further discussed below).

Other Financing Activities

Cash dividend payments totaled $709 million in 2011, $688 million in 2010 and $632 million in 2009. In November 2009, the board of directors declared a quarterly dividend of $0.29 per share ($1.16 per share on an annualized basis), representing an increase of 12% over the previous quarterly rate. In November 2010, the board of directors declared a quarterly dividend of $0.31 per share ($1.24 per share on an annualized basis), representing an increase of 7% over the previous quarterly rate. In November 2011, the board of directors declared a quarterly dividend of $0.335 per share ($1.34 per share on an annualized basis), which was paid on January 4, 2012 to shareholders of record as of December 9, 2011. The dividend represented an increase of approximately 8% over the previous quarterly rate of $0.31 per share.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans totaled $448 million in 2011 and $381 million in both 2010 and 2009. The increase in 2011 was due to increases in stock option exercises and the weighted-average exercise price, partially offset by a decrease in realized excess tax benefits. In 2010, an increase in stock option exercises was offset by a decrease in realized excess tax benefits. Realized excess tax benefits, which were $21 million in 2011, $41 million in 2010 and $96 million in 2009, are presented in the consolidated statements of cash flows as an outflow in the operating section and an inflow in the financing section.

As authorized by the board of directors, the company repurchases its stock from time to time depending on the company’s cash flows, net debt level and market conditions. The company purchased 30 million shares for $1.6 billion in 2011, 30 million shares for $1.5 billion in 2010 and 23 million shares for $1.2 billion in 2009. In July 2009 and December 2010, the board of directors authorized the repurchase of up to $2.0 billion and $2.5 billion, respectively, of the company’s common stock. At December 31, 2011, $1.4 billion remained available under the December 2010 authorization. There was no remaining availability under the July 2009 authorization.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

In 2011, the company refinanced its primary revolving credit facility agreement, which was scheduled to mature in December 2011. The new credit facility has a maximum capacity of $1.5 billion and matures in June 2015. Commitment fees under the new credit facility are not material. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $396 million at December 31, 2011, which matures in January 2013. As of December 31, 2011 and 2010, there were no outstanding borrowings under any of the company’s facilities. The company’s facilities enable the company to borrow funds on an unsecured basis at variable interest rates (determined, in part, by the company’s credit ratings) and contain various covenants, including a maximum net-debt-to-capital ratio. At December 31, 2011, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment. The company also maintains other credit arrangements, as described in Note 6.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.9 billion of cash and equivalents at December 31, 2011, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of December 31, 2011, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $524 million. While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. The company recorded a charge of $28 million in the second quarter of 2010 to write down its accounts receivable in Greece principally as a result of the Greek government’s announcement of a plan to convert certain past due receivables into non-interest bearing bonds with maturities of one to three years. The charge was computed by taking into consideration, among other factors, the imputed discount of the outstanding receivables based upon publically traded Greek government bonds with similar terms and was included in marketing and administrative expenses. Global economic conditions, governmental actions and customer-specific factors may require the company to re-evaluate the collectibility and valuation of its receivables which could result in additional credit losses.

With respect to the Greek government bonds, the company collected $17 million in December 2011 upon the maturity of the first tranche of the bonds. However, as a result of continued economic uncertainty and ongoing Greek government negotiations regarding the settlement terms for outstanding bonds, the company recorded an impairment charge of $41 million in the fourth quarter of 2011 to reduce the remaining Greek government bonds held by the company to estimated fair value. The estimated fair value of these bonds was calculated using a discounted cash flow model that incorporates observable inputs, including interest rate yields.

Credit Ratings

The company’s credit ratings at December 31, 2011 were as follows.

	Standard & Poor’s	Fitch	Moody’s

Ratings
Senior debt	A+	A	A3
Short-term debt	A1	F1	P2
Outlook	Stable	Stable	Stable

There were no changes in the company’s credit ratings or outlook in 2011.

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

Contractual Obligations

As of December 31, 2011, the company had contractual obligations, excluding accounts payable and accrued liabilities (other than the current portion of unrecognized tax benefits), payable or maturing in the following periods.

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years

Short-term debt	$ 256	$ 256	$ —	$ —	$ —
Long-term debt and capital lease obligations, including current maturities	4,752	190	661	1,461	2,440
Interest on short- and long-term debt and capital lease obligations[1]	1,636	175	331	272	858
Operating leases	789	178	270	196	145
Other long-term liabilities[2]	1,193	—	336	166	691
Purchase obligations [3]	1,700	771	616	259	54
Unrecognized tax benefits [4]	302	302	—	—	—

Contractual obligations [5]	$10,628	$1,872	$2,214	$2,354	$4,188

[1]

Interest payments on debt and capital lease obligations are calculated for future periods using interest rates in effect at the end of 2011. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2011. Refer to Notes 6 and 7 for further discussion regarding the company’s debt instruments and related interest rate agreements outstanding at December 31, 2011.

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

The company contributed $251 million, $416 million and $170 million to its defined benefit pension plans in 2011, 2010 and 2009, respectively. Most of the company’s plans are funded. The timing of funding in the future is uncertain and is dependent on future movements in interest rates and investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes pension plan cash outflows. The pension plan balance included in other long-term liabilities (and excluded from the table above) totaled $1.3 billion at December 31, 2011.

[3]

Includes the company’s significant contractual unconditional purchase obligations. For cancelable agreements, includes any penalty due upon cancellation. These commitments do not exceed the company’s projected requirements and are in the normal course of business. Examples include firm commitments for raw material purchases, utility agreements and service contracts.

[4]

Due to the uncertainty related to the timing of the reversal of uncertain tax positions, the long-term liability relating to unrecognized tax benefits of $169 million at December 31, 2011 has been excluded from the table above.

[5]

Excludes contingent liabilities, including contingent milestone payments of $794 million associated with joint development and commercialization arrangements and contingent payments of $356 million associated with acquisitions, as well as the company’s unfunded commitment at December 31, 2011 of $49 million as a limited partner in an investment company. These amounts have been excluded from the contractual obligations above due to uncertainty regarding the timing and amount of future payments. Refer to Note 4 and Note 6 for additional information regarding these commitments.

Off-Balance Sheet Arrangements

Baxter periodically enters into off-balance sheet arrangements. Certain contingencies arise in the normal course of business, and are not recorded in the consolidated balance sheet in accordance with GAAP (such as contingent joint development and commercialization arrangement payments). Also, upon resolution of uncertainties, the company may incur charges in excess of presently established liabilities for certain matters (such as contractual indemnifications). For a discussion of the company’s significant off-balance sheet arrangements, refer to Note 6 for information regarding joint development and commercialization arrangements and indemnifications, Note 7 regarding receivable securitizations and Note 11 regarding legal contingencies.

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

Currency Risk

The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, Japanese Yen, British Pound, Australian Dollar, Canadian Dollar, Brazilian Real and Colombian Peso. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and shareholders’ equity volatility relating to foreign exchange. Financial market and currency volatility may limit the company’s ability to cost-effectively hedge these exposures.

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2011 is 18 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. On January 8, 2010, the Venezuelan government devalued the official exchange rate of 2.15 relative to the U.S. Dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, was changed to 2.6, while the rate for payments for non-essential goods was changed to 4.3. In 2010, the majority of the company’s products imported into Venezuela were classified as essential goods and qualified for the 2.6 rate. Effective January 1, 2011, the Venezuelan government devalued the official currency for imported goods classified as essential to 4.3. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company. As of December 31, 2011, the company’s subsidiary in Venezuela had net assets of $28 million denominated in the Venezuelan Bolivar. In 2011, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at December 31, 2011, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net asset balance of $32 million with respect to those contracts would decrease by $44 million, resulting in a net liability position. A similar analysis performed with respect to option and forward contracts outstanding at December 31, 2010 indicated that, on a net-of-tax basis, the net asset balance of $6 million would decrease by $41 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at December 31, 2011 by replacing the actual exchange rates at December 31, 2011 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

As part of its risk management program, the company performs sensitivity analyses to assess potential gains and losses in earnings relating to hypothetical movements in interest rates. A 25 basis-point increase in interest rates (approximately 10% of the company’s weighted-average interest rate during 2011) affecting the company’s financial instruments, including debt obligations and related derivatives, would have an immaterial effect on the company’s 2011, 2010 and 2009 earnings and on the fair value of the company’s fixed-rate debt as of the end of each fiscal year.

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

CHANGES IN ACCOUNTING STANDARDS

Refer to Note 1 for information on newly issued accounting standards.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1. Certain of the company’s accounting policies are considered critical because these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments by the company, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from the company’s estimates could have an unfavorable effect on the company’s results of operations and financial position. The company applies estimation methodologies consistently from year to year. Other than changes required due to the issuance of new accounting pronouncements, there have been no significant changes in the company’s application of its critical accounting policies during 2011. The company’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors. The following is a summary of accounting policies that the company considers critical to the consolidated financial statements.

Revenue Recognition and Related Provisions and Allowances

The company’s policy is to recognize revenues from product sales and services when earned. Refer to Note 1 for additional information regarding the company’s accounting policy for revenue recognition, including the company’s accounting for arrangements in which it commits to delivering multiple products or services to its customers.

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

Discount Rate Assumption

For the U.S. and Puerto Rico plans, at the measurement date (December 31, 2011), the company used a discount rate of 4.80% and 4.75% to measure its benefit obligations for the pension plans and OPEB plan, respectively. These discount rates will be used in calculating the net periodic benefit cost for these plans for 2012. The company used a broad population of approximately 260 Aa-rated corporate bonds as of December 31, 2011 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum amount outstanding of $50 million. This population of bonds was narrowed from a broader universe of over 500 Moody’s Aa rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds Baxter would most likely select if it were to actually annuitize its pension and OPEB plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve, to discount the projected benefit payments for the U.S. and Puerto Rico plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

For plans in Canada, Japan, the United Kingdom and the Eurozone, the company uses a method essentially the same as that described for the U.S. and Puerto Rico plans. For the company’s other international plans, the discount rate is generally determined by reviewing country- and region-specific government and corporate bond interest rates.

To understand the impact of changes in discount rates on pension and OPEB plan cost, the company performs a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point (i.e., one-half of one percent) increase (decrease) in the discount rate, global pre-tax pension and OPEB plan cost would decrease (increase) by approximately $49 million.

Return on Plan Assets Assumption

In measuring net periodic cost for 2011, the company used a long-term expected rate of return of 8.25% for the pension plans covering U.S. and Puerto Rico employees. For measuring the net periodic benefit cost for these plans for 2012, this assumption will decrease to 7.75%. This assumption is not applicable to the company’s OPEB plan because it is not funded.

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

To understand the impact of changes in the expected asset return assumption on net cost, the company performs a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point increase (decrease) in the asset return assumption, global pre-tax pension plan cost would decrease (increase) by approximately $20 million.

Other Assumptions

The company used the RP 2000 mortality table to calculate the pension and OPEB plan benefit obligations for its plans in the United States and Puerto Rico. For all other pension plans, the company utilized country and region-specific mortality tables to calculate the plans’ benefit obligations. The company periodically analyzes and updates its assumptions concerning demographic factors such as retirement, mortality and turnover, considering historical experience as well as anticipated future trends.

The assumptions relating to employee compensation increases and future healthcare costs are based on historical experience, market trends, and anticipated future company actions. Refer to Note 9 for information regarding the sensitivity of the OPEB plan obligation and the total of the service and interest cost components of OPEB plan cost to potential changes in future healthcare costs.

Legal Contingencies

The company is involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. Refer to Note 11 for further information. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. The company has established reserves for certain of its legal matters. The company is not able to estimate the amount or range of any loss for certain of the legal contingencies for which there is no reserve or additional loss for matters already reserved. The company also records any insurance recoveries that are probable of occurring. At December 31, 2011, total legal liabilities were $300 million and total related receivables were $145 million.

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

Acquired IPR&D included in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval of the related technology or product, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the R&D project is abandoned, the indefinite-lived asset is charged to expense.

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

Impairment of Assets

Goodwill and other indefinite-lived intangible assets are subject to impairment reviews annually, and whenever indicators of impairment exist. Intangible assets other than goodwill and other long-lived assets (such as fixed assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Refer to Note 1 for further information. The company’s impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, foreign currency exchange rates, the selection of an appropriate discount rate, asset groupings, and other assumptions and estimates. The estimates and assumptions used are consistent with the company’s business plans and a market participant’s views of the company and similar companies. The use of alternative estimates and assumptions could increase or decrease the estimated fair values of the assets, and potentially result in different impacts to the company’s results of operations. Actual results may differ from the company’s estimates.

Stock-Based Compensation Plans

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the substantive vesting period. Determining the appropriate fair value model to use requires judgment. Determining the assumptions that enter into the model is highly subjective and also requires judgment. The company’s stock compensation costs primarily relate to awards of stock options, restricted stock units (RSUs), and performance share units (PSUs). The company uses the Black-Scholes model for estimating the fair value of stock options, and significant assumptions include long-term projections regarding stock price volatility, employee exercise, post-vesting termination and pre-vesting forfeiture behaviors, interest rates and dividend yields. The fair value of RSUs is equal to the quoted price of the company’s common stock on the date of grant. The company uses a Monte Carlo model for estimating the fair value of PSUs, and significant inputs include the risk-free rate, volatility of returns and correlation of returns. Refer to Note 8 for additional information.

CERTAIN REGULATORY MATTERS

In July 2010, the FDA issued a final order regarding the recall of the company’s COLLEAGUE infusion pumps currently in use in the United States. The company expects to complete the recall by July 2012. As discussed in Note 5, the company has recorded a number of charges in connection with its COLLEAGUE infusion pumps, including related to the FDA’s order and other actions the company is undertaking outside the United States. It is possible that substantial additional cash and non-cash charges, including significant asset impairments related to the COLLEAGUE infusion pumps and related businesses, may be required in future periods based on new information, changes in estimates, the implementation of the recall in the United States, and other actions the company may be required to undertake in markets outside of the United States.

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

In January 2011, the European Medicines Agency (EMA) announced the review of Dianeal, Extraneal and Nutrineal PD solutions manufactured in the company’s Castlebar, Ireland facility due to the potential presence of endotoxins in certain batches. In September 2011, the Committee for Medicinal Products for Human Use issued a positive opinion on the actions the company has taken to resolve the matter. In December 2011, the Article 31 referral procedure of the European Union Commission was formally closed allowing the Castlebar facility to begin supplying the European Union. The company is now in the process of transitioning the supply of Dianeal, Extraneal and Nutrineal for the European market from other manufacturing sites to the Castlebar facility.

While the company continues to work to resolve the issues described above, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional regulation will not be introduced that may adversely affect the company’s operations and consolidated financial statements. Please see Item 1A of this Annual Report on Form 10-K for additional discussion of regulatory matters.

FORWARD-LOOKING INFORMATION

This annual report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, the recall of the company’s COLLEAGUE infusion pumps, future regulatory filings and the company’s R&D pipeline, strategic plans including with respect to the company’s global, multi-year business transformation initiative, credit exposure to foreign governments, potential developments with respect to credit ratings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risk, geographic expansion, business development activities, future capital and R&D expenditures, the impact of healthcare reform, the sufficiency of the company’s financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate in 2012, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including:

•	demand for and market acceptance risks for and competitive pressures related to new and existing products, such as ADVATE and plasma-based therapies (including Antibody Therapy), and other therapies;

•	fluctuations in supply and demand and the pricing of plasma-based therapies;

•	the impact of U.S. healthcare reform and other similar actions undertaken by foreign governments with respect to pricing, reimbursement, taxation and rebate policies;

•

additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	future actions of third parties, including third-party payors, as healthcare reform and other similar measures are implemented in the United States and globally;

•	the company’s ability to identify business development and growth opportunities;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•

future actions of the FDA, EMA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO infusion pumps;

•	implementation of the FDA’s final July 2010 order to recall all of the company’s COLLEAGUE infusion pumps currently in use in the United States as well as any additional actions required globally;

•	the company’s ability to fulfill demand for SIGMA’s Spectrum infusion pump;

•	fluctuations in foreign exchange and interest rates;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of its business optimization and transformation initiatives;

•	the successful implementation of the company’s global enterprise resource planning system;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements;

•	changes in credit agency ratings;

•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in certain countries in which the company operates; and

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

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

as of December 31 (in millions, except share information)		2011	2010

Current Assets	Cash and equivalents	$2,905	$2,685
	Accounts and other current receivables, net	2,420	2,265
	Inventories	2,628	2,371
	Short-term deferred income taxes	295	323
	Prepaid expenses and other	402	345

	Total current assets	8,650	7,989

Property, Plant and Equipment, Net		5,525	5,260

Other Assets	Goodwill	2,317	2,015
	Other intangible assets, net	826	500
	Other	1,755	1,725

	Total other assets	4,898	4,240

	Total assets	$19,073	$17,489

Current Liabilities	Short-term debt	$256	$15
	Current maturities of long-term debt and lease obligations	190	9
	Accounts payable and accrued liabilities	4,411	4,017

	Total current liabilities	4,857	4,041

Long-Term Debt and Lease Obligations		4,749	4,363

Other Long-Term Liabilities		2,639	2,289

Commitments and Contingencies

Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2011 and 2010	683	683
	Common stock in treasury, at cost, 122,524,448 shares in 2011 and 102,761,588 shares in 2010	(6,719)	(5,655)
	Additional contributed capital	5,783	5,753
	Retained earnings	9,429	7,925
	Accumulated other comprehensive loss	(2,591)	(2,139)

	Total Baxter International Inc. (Baxter) shareholders’ equity	6,585	6,567

	Noncontrolling interests	243	229

	Total equity	6,828	6,796

	Total liabilities and equity	$19,073	$17,489

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

years ended December 31 (in millions, except per share data)	2011	2010	2009

Net sales	$13,893	$12,843	$12,562
Cost of sales	6,847	6,885	6,037

Gross margin	7,046	5,958	6,525

Marketing and administrative expenses	3,154	2,907	2,731
Research and development expenses	946	915	917
Net interest expense	54	87	98
Other expense, net	83	159	45

Income before income taxes	2,809	1,890	2,734
Income tax expense	553	463	519

Net income	2,256	1,427	2,215

Less: Net income attributable to noncontrolling interests	32	7	10

Net income attributable to Baxter	$2,224	$1,420	$2,205

Net income attributable to Baxter per common share
Basic	$3.91	$2.41	$3.63

Diluted	$3.88	$2.39	$3.59

Weighted-average number of common shares outstanding
Basic	569	590	607

Diluted	573	594	614

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31 (in millions) (brackets denote cash outflows)		2011	2010	2009

Cash Flows	Net income	$2,256	$1,427	$2,215
from Operations	Adjustments
	Depreciation and amortization	670	685	638
	Deferred income taxes	172	76	267
	Stock compensation	119	120	140
	Realized excess tax benefits from stock issued under employee benefit plans	(21)	(41)	(96)
	Infusion pump charges	—	588	27
	Business optimization charges	192	257	79
	Asset impairment and other charges	182	140	54
	Litigation-related charge	—	62	—
	Acquired in-process research and development	—	34	—
	Other	32	23	1
	Changes in balance sheet items
	Accounts and other current receivables, net	(229)	(122)	(167)
	Inventories	(315)	20	(60)
	Accounts payable and accrued liabilities	98	26	(55)
	Infusion pump and business optimization payments	(347)	(110)	(75)
	Other	8	(182)	(59)

	Cash flows from operations	2,817	3,003	2,909

Cash Flows from Investing Activities	Capital expenditures (including additions to the pool of equipment placed with or leased to customers of $155 in 2011, $112 in 2010 and $119 in 2009)	(960)	(963)	(1,014)
	Acquisitions and investments	(590)	(319)	(156)
	Divestitures and other	123	18	24

	Cash flows from investing activities	(1,427)	(1,264)	(1,146)

Cash Flows from	Issuances of debt	506	658	872
Financing Activities	Payments of obligations	(23)	(567)	(199)
	Increase (decrease) in debt with original maturities of three months or less, net	250	—	(200)
	Cash dividends on common stock	(709)	(688)	(632)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	448	381	381
	Purchases of treasury stock	(1,583)	(1,453)	(1,216)
	Other	(26)	(47)	(18)

	Cash flows from financing activities	(1,137)	(1,716)	(1,012)

Effect of Foreign Exchange Rate Changes on Cash and Equivalents		(33)	(124)	(96)

Increase (Decrease) in Cash and Equivalents		220	(101)	655

Cash and Equivalents at Beginning of Year		2,685	2,786	2,131

Cash and Equivalents at End of Year		$2,905	$2,685	$2,786

Other supplemental information
Interest paid, net of portion capitalized		$61	$109	$113
Income taxes paid		$357	$353	$246

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

	2011		2010		2009
as of and for the years ended December 31 (in millions)	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock
Balance, beginning and end of year	683	$683	683	$683	683	$683

Common Stock in Treasury
Beginning of year	103	(5,655)	83	(4,741)	68	(3,897)
Purchases of common stock	30	(1,583)	30	(1,453)	23	(1,216)
Stock issued under employee benefit plans and other	(10)	519	(10)	539	(8)	372

End of year	123	(6,719)	103	(5,655)	83	(4,741)

Additional Contributed Capital
Beginning of year		5,753		5,683		5,533
Stock issued under employee benefit plans and other		30		70		150

End of year		5,783		5,753		5,683

Retained Earnings
Beginning of year		7,925		7,343		5,795
Net income attributable to Baxter		2,224		1,420		2,205
Dividends declared on common stock		(719)		(695)		(648)
Stock issued under employee benefit plans		(1)		(143)		(9)

End of year		9,429		7,925		7,343

Accumulated Other Comprehensive Loss
Beginning of year		(2,139)		(1,777)		(1,885)
Other comprehensive (loss) income attributable to Baxter		(452)		(362)		108

End of year		(2,591)		(2,139)		(1,777)

Total Baxter shareholders’ equity		$6,585		$6,567		$7,191

Noncontrolling Interests
Beginning of year		$229		$229		$62
Net income attributable to noncontrolling interests		32		7		10
Other comprehensive (loss) income attributable to noncontrolling interests		(10)		(1)		3
Additions in noncontrolling ownership interests, net		—		—		160
Other activity with noncontrolling interests		(8)		(6)		(6)

End of year		$243		$229		$229

Total equity		$6,828		$6,796		$7,420

Comprehensive Income
Net income		$2,256		$1,427		$2,215
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax (benefit) expense of ($12) in 2011, ($5) in 2010 and $98 in 2009		(205)		(342)		197
Pension and other employee benefits, net of tax benefit of ($151) in 2011, ($32) in 2010 and ($18) in 2009		(263)		(57)		(54)
Hedging activities, net of tax expense (benefit) of $5 in 2011, ($2) in 2010 and ($1) in 2009		5		(6)		(36)
Other, net of tax expense of $1 in 2011, $2 in 2010 and $2 in 2009		1		3		4

Total other comprehensive (loss) income, net of tax		(462)		(402)		111

Comprehensive income		1,794		1,025		2,326

Less: Comprehensive income attributable to noncontrolling interests		22		6		13

Comprehensive income attributable to Baxter		$1,772		$1,019		$2,313

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Baxter International Inc. (Baxter or the company) develops, manufactures and markets products that save and sustain the lives of people with hemophilia, immune disorders, infectious diseases, kidney disease, trauma, and other chronic and acute medical conditions. As a global, diversified healthcare company, Baxter applies a unique combination of expertise in medical devices, pharmaceuticals and biotechnology to create products that advance patient care worldwide. Effective January 1, 2011, the company operates in two segments, BioScience and Medical Products, which are described in Note 12. The company has changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles (GAAP) requires the company to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the accounts of Baxter and its majority-owned subsidiaries, any minority-owned subsidiaries that Baxter controls, and variable interest entities (VIEs) in which Baxter is the primary beneficiary, after elimination of intercompany transactions. As of December 31, 2011, the carrying amounts of consolidated VIEs’ assets and liabilities were not material to Baxter’s consolidated financial statements.

Certain reclassifications have been made to conform the prior period consolidated financial statements to the current period presentation.

Revenue Recognition

The company recognizes revenues from product sales and services when earned. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The shipping terms for the majority of the company’s revenue arrangements are FOB destination. The recognition of revenue is delayed if there are significant post-delivery obligations, such as training, installation or other services. Provisions for discounts, rebates to customers, chargebacks to wholesalers and returns are provided for at the time the related sales are recorded, and are reflected as a reduction to gross sales to arrive at net sales.

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

Accounts Receivable and Allowance for Doubtful Accounts

In the normal course of business, the company provides credit to its customers, performs credit evaluations of these customers and maintains reserves for potential credit losses. In determining the amount of the allowance for doubtful accounts, the company considers, among other items, historical credit losses, the past-due status of receivables, payment histories and other customer-specific information. Receivables are written off when the company determines they are uncollectible. The allowance for doubtful accounts was $128 million at December 31, 2011 and $139 million at December 31, 2010.

The company recorded a charge of $28 million in the second quarter of 2010 to write down its accounts receivable in Greece principally as a result of the Greek government’s announcement of a plan to convert certain past due receivables into non-interest bearing bonds with maturities of one to three years. Refer to Note 7 for additional information regarding the 2010 charge, activity related to the Greek government bonds held by the company during 2011 (including a fourth quarter 2011 impairment charge) and concentrations of credit risk.

Product Warranties

The company provides for the estimated costs relating to product warranties at the time the related revenue is recognized. The cost is determined based on actual company experience for the same or similar products, as well as other relevant information. Product warranty liabilities are adjusted based on changes in estimates.

Cash and Equivalents

Cash and equivalents include cash, certificates of deposit and money market funds with an original maturity of three months or less.

Inventories

as of December 31 (in millions)	2011	2010

Raw materials	$596	$536
Work in process	923	787
Finished goods	1,109	1,048

Inventories	$2,628	$2,371

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

Property, Plant and Equipment, Net

as of December 31 (in millions)	2011	2010

Land	$184	$183
Buildings and leasehold improvements	2,099	2,063
Machinery and equipment	6,384	6,330
Equipment with customers	1,205	1,105
Construction in progress	1,101	910

Total property, plant and equipment, at cost	10,973	10,591
Accumulated depreciation and amortization	(5,448)	(5,331)

Property, plant and equipment (PP&E), net	$5,525	$5,260

Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 20 to 50 years for buildings and improvements and from three to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility lease

(including any renewal periods, if appropriate) or the asset, whichever is shorter. Baxter capitalizes in machinery and equipment certain computer software and software development costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software. Straight-line and accelerated methods of depreciation are used for income tax purposes. Depreciation and amortization expense was $572 million in 2011, $592 million in 2010 and $557 million in 2009. Repairs and maintenance expense was $269 million in 2011, $254 million in 2010 and $251 million in 2009.

Acquisitions

Results of operations of acquired companies are included in the company’s results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent payments are recognized in earnings. Any purchase price in excess of these net assets is recorded as goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values.

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

Acquired IPR&D included in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval of the related technology or product, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life, subject to impairment reviews as discussed below. If the R&D project is abandoned, the indefinite-lived asset is charged to expense.

IPR&D acquired in transactions that are not business acquisitions is expensed immediately. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related asset, and are classified as intangible assets.

Collaborative Arrangements

In the normal course of business, Baxter enters into collaborative arrangements with third parties. Certain of these collaborative arrangements include joint operating activities involving active participation by both partners, where both Baxter and the other entity are exposed to risks and rewards dependent on the commercial success of the activity. These collaborative arrangements exist in both of the company’s segments, take a number of forms and structures, principally pertain to the joint development and commercialization of new products, and are designed to enhance and expedite long-term sales and profitability growth.

The company’s joint product development and commercialization arrangements generally provide that Baxter license certain rights to manufacture, market or distribute a specified technology or product under development. Baxter’s consideration for the rights generally consists of some combination of up-front payments, ongoing R&D cost reimbursements, royalties, and contingent payments relating to the achievement of specified pre-clinical, clinical, regulatory approval or sales milestones. Joint steering committees often exist to manage the various stages and activities of the arrangement. Control over the R&D activities may be shared or may be performed by Baxter. Baxter generally controls the commercialization phase, sometimes purchasing raw materials from the collaboration partner.

During the development phase, Baxter’s R&D costs are expensed as incurred. These costs may include R&D cost reimbursements to the partner, as well as up-front and milestone payments to the partner prior to the date the product receives regulatory approval. Milestone payments made to the partner subsequent to regulatory approval are capitalized as other intangible assets and amortized to cost of sales over the estimated useful life of the related asset. Royalty payments are expensed as cost of sales when they become due and payable. Any purchases of inventory from the partner during the development stage are expensed as R&D, while such purchases during the commercialization phase are capitalized as inventory and recognized as cost of sales when the related finished products are sold. Baxter generally records the amount invoiced to the third-party customer for the finished product as sales, as Baxter is the principal and primary obligor in the arrangement.

Payments to collaborative partners classified in cost of sales were not significant in 2011, 2010 and 2009. Payments to collaborative partners classified in R&D expense were $18 million, $52 million and $59 million in 2011, 2010 and 2009, respectively. In 2011, 2010 and 2009, the payments related to the development of longer-acting forms of blood clotting proteins to treat hemophilia and a home hemodialysis (HD) device. Payments in 2010 and 2009 also related to the development of tissue repair products.

Business Optimization Charges

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

Goodwill

Goodwill is not amortized, but is subject to an impairment review annually and whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit, calculated as the present value of estimated cash flows discounted using a risk-free market rate adjusted for a market participant’s view of similar companies and perceived risks in the cash flows. The implied fair value of goodwill is then determined by subtracting the fair value of all identifiable net assets other than goodwill from the fair value of the reporting unit, with an impairment charge recorded for the excess, if any, of carrying amount of goodwill over the implied fair value.

The company measures goodwill for impairment based on its reportable segments. Prior to 2011, the company operated in three segments: BioScience, Medication Delivery and Renal. The company has combined its former Medication Delivery and Renal businesses into a single global business unit to form the Medical Products business. Effective January 1, 2011, the company changed its reporting units to reflect this change in reportable segments. As of December 31, 2011, the date of the company’s annual impairment review, the fair values of the company’s reporting units were substantially in excess of their carrying values. Baxter’s market capitalization as of December 31, 2011 was approximately $28 billion.

Other Long-Lived Assets

The company reviews the carrying amounts of long-lived assets, other than goodwill and intangible assets not subject to amortization, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such a change in circumstances include a significant decrease in market price, a significant adverse change in the extent or manner in which an asset is being used, or a significant adverse change in the legal or business climate. In evaluating recoverability, the company groups assets and liabilities at the lowest level such that the identifiable cash flows relating to the group are largely independent of the cash flows of other assets and liabilities. The company then compares the carrying amounts of the assets or asset groups with the related estimated undiscounted future cash flows. In the event impairment exists, an impairment charge is recorded as the amount by which the carrying amount of the asset or asset group exceeds the fair value. Depending on the asset and the availability of information, fair value may be determined by reference to estimated selling values of assets in similar condition, or by using a discounted cash flow model. In addition, the remaining amortization period for the impaired asset would be reassessed and, if necessary, revised.

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

The following is a reconciliation of basic shares to diluted shares.

years ended December 31 (in millions)	2011	2010	2009

Basic shares	569	590	607
Effect of dilutive securities	4	4	7

Diluted shares	573	594	614

The computation of diluted EPS excluded 19 million, 27 million and 16 million equity awards in 2011, 2010 and 2009, respectively, because the effect would have been anti-dilutive. Refer to Note 8 for additional information regarding items impacting basic shares.

Shipping and Handling Costs

Shipping costs, which are costs incurred to physically move product from Baxter’s premises to the customer’s premises, are classified as marketing and administrative expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. Approximately $260 million in 2011, $233 million in 2010 and $220 million in 2009 of shipping costs were classified in marketing and administrative expenses.

Income Taxes

Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. The company maintains valuation allowances unless it is more likely than not that the deferred tax asset will be realized. With respect to uncertain tax positions, the company determines whether the position is more likely than not to be sustained upon examination, based on the technical merits of the position. Any tax position that meets the more-likely-than-not recognition threshold is measured and recognized in the consolidated financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The liability relating to uncertain tax positions is classified as current in the consolidated balance sheets to the extent the company anticipates making a payment within one year. Interest and penalties associated with income taxes are classified in the income tax expense line in the consolidated statements of income.

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

as of December 31 (in millions)	2011	2010	2009

CTA	$(1,129)	$(934)	$(593)
Pension and other employee benefits	(1,508)	(1,245)	(1,188)
Hedging activities	2	(3)	3
Other	44	43	1

Accumulated other comprehensive loss	$(2,591)	$(2,139)	$(1,777)

Derivatives and Hedging Activities

All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. Based upon the exposure being hedged, the company designates its hedging instruments as cash flow or fair value hedges.

For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is accumulated in AOCI and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to OCI over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in other expense, net, net sales, cost of sales, and net interest expense, and primarily related to a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary, forecasted third-party sales denominated in foreign currencies, forecasted intercompany sales denominated in foreign currencies and anticipated issuances of debt, respectively.

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

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard that revises the requirements for goodwill impairment testing, and provides the option for companies to perform a qualitative assessment to determine whether further impairment testing is necessary. The new standard, which was effective for the company on January 1, 2012, is not expected to have a material impact on the company’s consolidated financial statements.

In June 2011, the FASB issued an accounting standard which will eliminate the company’s current election to present other comprehensive income within the consolidated statements of changes in equity, and provides the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. The new standard, which was effective for the company on January 1, 2012, will be reflected in the company’s presentation of comprehensive income in its Quarterly Report on Form 10-Q for the first quarter of 2012, and will be retrospectively applied to all prior periods presented.

NOTE 2

SUPPLEMENTAL FINANCIAL INFORMATION

Goodwill and Other Intangible Assets

Goodwill

The following is a summary of the activity in goodwill by segment.

(in millions)	BioScience	Medical Products	Total

December 31, 2009	$595	$1,230	$1,825
Additions	226	28	254
Currency translation and other adjustments	(12)	(52)	(64)

December 31, 2010	809	1,206	2,015
Additions	1	328	329
Currency translation and other adjustments	(4)	(23)	(27)

December 31, 2011	$806	$1,511	$2,317

Goodwill additions in 2011 principally related to the acquisition of Baxa Corporation (Baxa), the acquisition of Prism Pharmaceuticals, Inc. (Prism) and the exercise of an option related to the company’s collaboration agreement for the development of a home HD machine with HHD, LLC (HHD), DEKA Products Limited Partnership and DEKA Research and Development Corp. (collectively, DEKA). Baxa, Prism and HHD are included in the Medical Products segment. Goodwill additions in 2010 principally related to the acquisition of ApaTech Limited (ApaTech) in the BioScience segment. See Note 4 for further information regarding Baxa, Prism, HHD and ApaTech. As of December 31, 2011, there were no accumulated goodwill impairment losses.

Other Intangible Assets, Net

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. The following is a summary of the company’s intangible assets subject to amortization.

(in millions)	Developed technology, including patents	Other	Total

December 31, 2011
Gross other intangible assets	$1,100	$276	$1,376
Accumulated amortization	(504)	(81)	(585)

Other intangible assets, net	$ 596	$195	$ 791

December 31, 2010
Gross other intangible assets	$ 916	$144	$1,060
Accumulated amortization	(522)	(69)	(591)

Other intangible assets, net	$ 394	$ 75	$ 469

The amortization expense for these intangible assets was $81 million in 2011, $79 million in 2010 and $63 million in 2009. At December 31, 2011, the anticipated annual amortization expense for intangible assets recorded as of December 31, 2011 is $95 million in 2012, $93 million in 2013, $90 million in 2014, $88 million in 2015 and $84 million in 2016.

The increase in other intangible assets, net primarily related to $145 million from the fourth quarter acquisition of Baxa and $225 million from the second quarter acquisition of Prism. Additionally contributing to the increase was $38 million from a third quarter arrangement with Ceremed, Inc. (Ceremed) related to Ceremed’s OSTENE brand bone hemostasis product line, as well as its AOC PolymerBlend technology, which is used in manufacturing Baxter’s ACTIFUSE product, a silicate substituted calcium phosphate synthetic bone graft material. Refer to Note 4 for further information regarding the Baxa and Prism acquisitions.

Additionally, as of December 31, 2011 and 2010, the company had $35 million and $31 million, respectively, of intangible assets not subject to amortization, which included a trademark with an indefinite life and certain acquired IPR&D associated with products that have not yet received regulatory approval.

Other Long-Term Assets

as of December 31 (in millions)	2011	2010

Deferred income taxes	$1,123	$1,139
Other long-term receivables	195	157
Other	437	429

Other long-term assets	$1,755	$1,725

Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2011	2010

Accounts payable, principally trade	$795	$745
Income taxes payable	353	346
Deferred income taxes	738	635
Common stock dividends payable	188	180
Employee compensation and withholdings	517	500
Property, payroll and certain other taxes	150	155
Infusion pump reserves	202	258
Business optimization reserves	176	158
Accrued rebates	267	241
Other	1,025	799

Accounts payable and accrued liabilities	$4,411	$4,017

Other Long-Term Liabilities

as of December 31 (in millions)	2011	2010

Pension and other employee benefits	$1,920	$1,524
Litigation reserves	63	76
Infusion pump reserves	74	255
Business optimization reserves	49	22
Other	533	412

Other long-term liabilities	$2,639	$2,289

Net Interest Expense

years ended December 31 (in millions)	2011	2010	2009

Interest costs	$132	$148	$145
Interest costs capitalized	(40)	(33)	(28)

Interest expense	92	115	117
Interest income	(38)	(28)	(19)

Net interest expense	$54	$87	$98

Other Expense, Net

years ended December 31 (in millions)	2011	2010	2009

Impairment charges	$62	$112	$54
Foreign exchange	(10)	(67)	(51)
Securitization and factoring arrangements	14	11	11
Equity method investments	4	(1)	—
Litigation-related charge	—	62	—
Other	13	42	31

Other expense, net	$83	$159	$45

During 2011, the company recorded impairment charges of $62 million principally related to the write-down of the company’s Greek government bonds, which was recorded at the corporate level and not allocated to a segment. See Note 7 for further information about the impairment of the Greek government bonds. During 2010, the company recorded a $112 million impairment charge associated with the company’s divestiture of its U.S. multi-source generic injectables business which was completed in May 2011. See Note 3 for further information about this charge. The litigation charge in 2010 related to litigation associated with the company’s 2008 recall of its heparin sodium injection products in the United States. These 2010 charges were included in the Medical Products segment’s pre-tax income. During 2009, the company recorded a $54 million charge associated with the discontinuation of the company’s SOLOMIX drug delivery system in development based on technical issues which negatively impacted the expected profitability of the product. Substantially all of the SOLOMIX charge related to asset impairments, principally to write off manufacturing equipment, and was included in the Medical Products segment’s pre-tax income.

NOTE 3

SALE OF BUSINESS

In May 2011, the company completed the divestiture of its U.S. multi-source generic injectables business to Hikma Pharmaceuticals PLC (Hikma). The consideration for the divestiture arrangement totaled $104 million, after closing-related adjustments. Hikma acquired Baxter’s high-volume, multi-source generic injectable products in vials and ampoules, including chronic pain, anti-infective and anti-emetic products, along with a manufacturing facility located in Cherry Hill, New Jersey, and a warehouse and distribution center located in Memphis, Tennessee.

An impairment charge of $112 million, primarily related to PP&E and intangible assets, was recorded in the third quarter of 2010 to reflect the fair values of these assets based on the expected sale price of the business. The impairment charge was included in other expense, net in the consolidated statement of income, and was included in the Medical Products segment’s pre-tax income.

Net sales related to the U.S. multi-source generic injectables business, which were reported in the Medical Products segment prior to the divestiture, totaled $58 million, $198 million and $170 million in 2011, 2010 and 2009, respectively. Pre-tax earnings related to this business were not significant to Baxter’s consolidated financial statements.

NOTE 4

ACQUISITIONS AND INVESTMENTS

In 2011, 2010 and 2009, cash outflows related to acquisitions and investments totaled $590 million, $319 million and $156 million, respectively. The company recorded IPR&D charges of $34 million in 2010, and there were no significant IPR&D charges in 2011 and 2009. The following are the more significant acquisitions and investments, including licensing agreements, some of which require significant contingent milestone payments.

Pro forma financial information has not been included because the acquisitions, individually and in the aggregate, did not have a material impact on the company’s financial position or results of operations.

2011

Prism

In May 2011, the company acquired privately-held Prism, a specialty pharmaceutical company. As a result of this acquisition, Baxter acquired NEXTERONE (amiodarone HCl), an antiarrhythmic agent used for ventricular tachyarrhythmias, or fast forms of irregular heartbeat. The NEXTERONE product portfolio includes the first and only ready-to-use premixed intravenous (IV) container formulations, as well as vials and a pre-filled syringe, all of which have received U.S. Food and Drug Administration (FDA) approval. This acquisition expands Baxter’s existing portfolio of premixed drugs and solutions for use in the acute care setting. The terms of the acquisition included an upfront cash payment of $170 million at closing and contingent payments of up to $168 million, which are associated with the achievement of specified sales milestones through 2017. This total consideration was valued at $237 million, which includes the $170 million up-front cash payment plus the estimated fair value of the milestone-based contingent payments of $67 million.

The purchase price was allocated to other intangible assets of $229 million (including $4 million in IPR&D) and other net liabilities of $73 million, with the purchase price in excess of net assets acquired of $81 million recorded as goodwill. Goodwill includes expected synergies in manufacturing and formulation expertise and other benefits the company believes will result from the acquisition, including opportunities for revenue growth through existing sales channels. The goodwill is not deductible for tax purposes. The other intangible assets, excluding IPR&D, relate to developed technology and are being amortized on a straight-line basis over an estimated average useful life of 14 years.

The final allocation of the purchase price may result in an adjustment to the recognized amounts of assets and liabilities; however, no material adjustments are anticipated. The results of operations, assets and liabilities of Prism are included in the Medical Products segment, and the goodwill is also included in this reporting unit.

The estimated fair value of the milestone-based contingent payments was based on the estimated probability of achieving the specified sales milestones, and was recorded in other long-term liabilities on the date of acquisition as part of the consideration transferred. As of December 31, 2011, the estimated fair value of the contingent payments was $72 million, with changes in the estimated fair value recognized in earnings.

HHD/DEKA

In August 2007, the company entered into a collaboration with HHD and DEKA for the development of a home HD machine. In connection with this collaboration, the company purchased an option for $25 million in 2007 to acquire the assets of HHD. In June 2011, the company exercised this option. The payments to exercise the option were recorded to goodwill. Prior to the option exercise, the company was consolidating the financial results of HHD because Baxter had been determined to be the primary beneficiary of this VIE.

Baxa

In November 2011, the company acquired privately-held Baxa, which manufactures and markets devices, systems and software for the safe and efficient preparation, handling, packaging and administration of fluid medications. Baxter acquired product lines that include devices that automate multi-ingredient nutritional solution compounding, such as the EXACTAMIX Compounder, filling and packaging systems for oral and enteral syringes, automated dose filling systems, and the DoseEdge Pharmacy Workflow Manager, an integrated system for managing IV and oral dose preparation activities. The addition of Baxa’s product lines complements Baxter’s portfolio of nutrition products and drug delivery systems, and provides Baxter with a comprehensive solution to fulfill the majority of patients’ nutritional requirements and increase efficiency in the pharmacy. The purchase price consisted of a cash payment of $360 million, as adjusted for closing date cash of $7 million, and subject to final working capital and other adjustments.

The purchase price was allocated to other intangible assets of $145 million and other net liabilities of $13 million, with the purchase price in excess of net assets acquired of $228 million recorded as goodwill. Goodwill includes expected synergies and other benefits the company believes will result from the acquisition, including additional growth opportunities and an enhanced ability to treat all patient segments. The goodwill is not deductible for tax purposes. The other intangible assets primarily relate to customer relationships and are being amortized on a straight-line basis over an estimated average useful life of 13 years.

The final allocation of the purchase price may result in an adjustment to the recognized amounts of assets and liabilities; however, no material adjustments are anticipated. The results of operations, assets and liabilities of Baxa are included in the Medical Products segment, and the goodwill is also included in this reporting unit.

Synovis Life Technologies, Inc.

In December 2011, the company entered into a definitive agreement to acquire publicly-traded Synovis Life Technologies, Inc. (Synovis), which develops, manufactures and markets biological and mechanical products for soft tissue repair used in a variety of surgical procedures. The acquisition of Synovis was completed in February 2012.

Through the acquisition, Baxter has acquired product lines that include medical devices used for soft tissue repair, including PERI-STRIPS DRY, TISSUE-GUARD and VERITAS Collagen Matrix, and devices for microsurgery, such as the COUPLER, FLOW COUPLER, and GEM MICROCLIP. The addition of Synovis’ product lines will complement and expand the portfolio of Baxter’s regenerative medicine product category. Under the terms of the agreement, Baxter acquired Synovis shares at a price of $28 per share, which equates to approximately $325 million, or approximately $260 million after adjusting for the net cash acquired.

Momenta Pharmaceuticals, Inc.

In December 2011, the company entered into a global collaboration with Momenta Pharmaceuticals, Inc. (Momenta) to develop and commercialize follow-on biologic products, also known as biosimilars. Biosimilars replicate existing, branded biologics used in the treatment of a variety of diseases, including cancer, autoimmune disorders and other chronic conditions. The arrangement was effective in February 2012. Under the terms of the agreement, Baxter made an upfront cash payment of $33 million to Momenta in February 2012, which related to up to six follow-on biologic compounds. Baxter may make additional payments in excess of $100 million over the next several years contingent upon Baxter’s exercise of options and the achievement of technical, development and regulatory milestones with respect to all six products.

2010

ApaTech

In March 2010, Baxter acquired ApaTech, an orthobiologic products company based in the United Kingdom. As a result of the acquisition, Baxter acquired ACTIFUSE, a silicate substituted calcium phosphate synthetic bone graft material which is currently marketed in the United States, Europe and other select markets around the world, and manufacturing and R&D facilities located in the United Kingdom, the United States and Germany. This acquisition complements the company’s existing commercial and technical capabilities in regenerative medicine. The terms of the acquisition included an up-front cash payment of $235 million, as adjusted for closing date cash of $12 million and net working capital-related adjustments, and contingent payments of up to $90 million, which are associated with the achievement of specified commercial milestones. This total consideration was valued at $305 million, which includes the $235 million up-front cash payment plus the estimated fair value of the milestone-based contingent payments of $70 million.

The purchase price was allocated to other intangible assets of $77 million and other net assets of $2 million, with the purchase price in excess of net assets acquired of $226 million recorded as goodwill. Goodwill includes expected synergies and other benefits the company believes will result from the acquisition. The majority of the goodwill is not deductible for tax purposes. The other intangible assets primarily relate to developed technology and are being amortized on a straight-line basis over an estimated average useful life of nine years. The results of operations and assets and liabilities of ApaTech are included in the BioScience segment, and the goodwill is also included in this reporting unit.

The estimated fair value of the milestone-based contingent payments was based on the estimated probability of achieving the specified sales milestones, and was recorded in other long-term liabilities on the date of acquisition as part of the consideration transferred. As of December 31, 2011, the estimated fair value of the contingent payments was $73 million, with changes in the estimated fair value recognized in earnings.

Archemix

In December 2010, Baxter acquired all of the hemophilia-related assets of Archemix Corp. (Archemix), a privately-held biopharmaceutical company, and entered into an exclusive license agreement for certain related intellectual property assets. In February 2012, Baxter discontinued the Phase I clinical trial in the United Kingdom related to the lead product associated with the arrangement, ARC19499, a synthetic subcutaneously-administered hemophilia therapy. The up-front payment associated with the transaction of $30 million was recognized as an IPR&D expense in 2010 as the technology had not received regulatory approval and has no alternative future use. Baxter may, in the future, be required to make contingent payments of up to $285 million based on the achievement of specified development and regulatory milestones as applied to other programs which may be pursued under the agreement.

2009

SIGMA

In April 2009, the company entered into an exclusive three-year distribution agreement with Sigma International General Medical Apparatus, LLC (SIGMA) covering the United States and international markets. The agreement, which has enabled Baxter to immediately provide SIGMA’s Spectrum large volume infusion pumps to customers, as well as future products under development, complements Baxter’s infusion systems portfolio and next generation technologies. The arrangement also included a 40% equity stake in SIGMA, and an option to purchase the remaining equity of SIGMA, exercisable at any time over a three-year term. The arrangement included a $100 million up-front cash payment and additional payments of up to $130 million for the exercise of the purchase option as well as for SIGMA’s achievement of specified regulatory and commercial milestones. This total consideration was valued at $162 million, which includes the $100 million up-front cash payment plus the estimated fair value of the milestone-based contingent payments of $62 million.

Because Baxter’s option to purchase the remaining equity of SIGMA limits the ability of the existing equity holders to participate significantly in SIGMA’s profits and losses, and because the existing equity holders have the ability to make decisions about SIGMA’s activities that have a significant effect on SIGMA’s success, the company concluded that SIGMA is a VIE. Baxter is the primary beneficiary of the VIE due to its exposure to the majority of SIGMA’s expected losses or expected residual returns and the relationship between Baxter and SIGMA created by the exclusive distribution agreement, and the significance of that agreement. Accordingly, the company has been consolidating the financial statements of SIGMA since April 2009 (the acquisition date), with the fair value of the equity owned by the existing SIGMA equity holders reported as noncontrolling interests. The creditors of SIGMA do not have recourse to the general credit of Baxter.

The following table summarizes the final allocation of fair value related to the arrangement at the acquisition date.

(in millions)

Assets
Goodwill	$87
IPR&D	24
Other intangible assets	94
Purchase option (other long-term assets)	111
Other assets	30
Liabilities
Other liabilities	25
Noncontrolling interests	159

The amount allocated to IPR&D is being accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The other intangible assets primarily relate to developed technology and are being amortized on a straight-line basis over an estimated average useful life of eight years. The fair value of the purchase option was estimated using the Black-Scholes model, and the fair value of the noncontrolling interests was estimated using a discounted cash flow model. The contingent payments of up to $70 million associated with SIGMA’s achievement of specified regulatory and commercial milestones were recorded at their estimated fair value of $62 million. As of December 31, 2011, the estimated fair value of the contingent payments was $44 million, with the change in the estimated fair value since inception principally due to Baxter’s payments of $25 million for the achievement of commercial milestones in 2011, 2010 and 2009. Other changes in the estimated fair value of the contingent payments are being recognized immediately in earnings. The results of operations and assets and liabilities of SIGMA are included in the Medical Products segment, and the goodwill is also included in this reporting unit. The goodwill is deductible for tax purposes.

Edwards CRRT

In August 2009, the company acquired certain assets of Edwards Lifesciences Corporation related to the hemofiltration business. The purchase price of $56 million was primarily allocated to other intangible assets and goodwill. The identified intangible assets of $28 million consisted of customer relationships and developed technology and are being amortized on a straight-line basis over an estimated average useful life of eight years. The goodwill of $28 million is deductible for tax purposes. The purchase price also included contingent payments of up to an additional $9 million based on the achievement of revenue objectives. These contingent payments, which were recorded at their estimated fair value on the acquisition date, were fully paid as of December 31, 2011. The results of operations and assets and liabilities from this acquisition are included in the Medical Products segment, and the goodwill is also included in this reporting unit.

NOTE 5

INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion Pump Charges

In July 2005, the company stopped shipment of COLLEAGUE infusion pumps in the United States. Following a number of Class I recalls relating to the performance of the pumps, as well as the seizure litigation described in Note 11, on July 13, 2010, the FDA issued a final order requiring the company to recall its approximately 200,000 COLLEAGUE infusion pumps then in use in the U.S. market. Pursuant to the terms of the order, Baxter is offering replacement infusion pumps or monetary consideration to owners of COLLEAGUE pumps and expects to complete the recall by July 2012. Under the replacement option, customers may receive SIGMA Spectrum infusion pumps in exchange for COLLEAGUE infusion pumps.

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

The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through December 31, 2011.

(in millions)

Charges and adjustments in 2005 through 2008	$256
Utilization in 2005 through 2008	(141)

Reserves at December 31, 2008	115
Charges	14
Utilization	(30)

Reserves at December 31, 2009	99
Charge	446
Utilization	(32)

Reserves at December 31, 2010	513
Utilization	(237)

Reserves at December 31, 2011	$276

The company believes that the remaining infusion pump reserves are adequate and expects that the reserves will be substantially utilized by the end of 2012.

It is possible that substantial additional cash and non-cash charges may be required in future periods based on new information, changes in estimates, the implementation of the COLLEAGUE recall in the United States, and other actions the company may be required to undertake in markets outside the United States. While the company continues to work to resolve the issues, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional regulation will not be introduced that may adversely affect the company’s operations and consolidated financial statements.

Business Optimization Charges

In 2011, 2010 and 2009, the company recorded charges of $192 million, $257 million and $79 million, respectively, primarily related to costs associated with optimizing its overall cost structure on a global basis, as the company streamlines its international operations, rationalizes its manufacturing facilities and enhances its general and administrative infrastructure. The charges included severance costs, as well as asset impairments and contract terminations associated with discontinued products and projects, the terminations of which do not have a material impact on the company’s future results of operations.

Included in the 2011, 2010 and 2009 charges were cash costs of $156 million, $184 million and $69 million, respectively, principally pertaining to severance and other employee-related costs in Europe and the United States.

Also included in the charges were asset impairments relating to fixed assets, inventory and other assets associated with discontinued products and projects. These other costs totaled $36 million, $73 million and $10 million in 2011, 2010 and 2009, respectively.

Of the total 2011 charge, $95 million was recorded in cost of sales and $97 million was recorded in marketing and administrative expenses. Of the total 2010 charge, $132 million was recorded in cost of sales and $125 million was recorded in marketing and administrative expenses. Of the total 2009 charge, $30 million was recorded in cost of sales and $49 million was recorded in marketing and administrative expenses. The charges were recorded at the corporate level and were not allocated to a segment.

The following summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)

2009 Charge	$69
Utilization in 2009	(5)

Reserve at December 31, 2009	64
2010 Charge	184
Utilization in 2010	(68)

Reserve at December 31, 2010	180
2011 Charge	156
Utilization in 2011	(110)
CTA	(1)

Reserve at December 31, 2011	$225

The reserves are expected to be substantially utilized by the end of 2013. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

NOTE 6

DEBT, CREDIT FACILITIES, AND COMMITMENTS AND CONTINGENCIES

Debt Outstanding

At December 31, 2011 and 2010, the company had the following debt outstanding.

as of December 31 (in millions)	Effective interest rate in 2011[1]	2011[2]	2010[2]

Variable-rate loan due 2012	0.5%	$180	$168
1.8% notes due 2013	2.0%	305	306
4.0% notes due 2014	4.2%	365	364
Variable-rate loan due 2015	0.9%	257	240
4.625% notes due 2015	4.8%	667	664
5.9% notes due 2016	6.0%	639	647
1.85% notes due 2017	1.5%	499	—
5.375% notes due 2018	5.5%	499	499
4.5% notes due 2019	4.6%	556	501
4.25% notes due 2020	4.4%	299	299
6.625% debentures due 2028	6.7%	134	135
6.25% notes due 2037	6.3%	499	499
Other	—	40	50

Total debt and capital lease obligations		4,939	4,372
Current portion		(190)	(9)

Long-term portion		$4,749	$4,363

[1]	Excludes the effect of any related interest rate swaps.
[2]	Book values include any discounts, premiums and adjustments related to hedging instruments.

During 2011, the company issued and redeemed commercial paper, of which $250 million was outstanding at December 31, 2011, with a weighted-average interest rate of 0.24%. The company did not have any commercial paper outstanding at December 31, 2010. In addition, as further discussed below, the company had short-term debt totaling $6 million at December 31, 2011 and $15 million at December 31, 2010.

Significant Debt Issuances

In December 2011, the company issued $500 million of senior notes maturing in January 2017 and bearing a 1.85% coupon rate. In March 2010, the company issued $600 million of senior notes, with $300 million maturing in March 2013 and bearing a 1.8% coupon rate, and $300 million maturing in March 2020 and bearing a 4.25% coupon rate. In February 2009, the company issued $350 million of senior notes, maturing in March 2014 and bearing a 4.0% coupon rate. In August 2009, the company issued $500 million of senior notes, maturing in August 2019 and bearing a 4.5% coupon rate.

The net proceeds of the debt issuances noted above were used for general corporate purposes, including in some cases the refinancing of indebtedness. The debt instruments are unsecured and include certain covenants, including restrictions relating to the company’s creation of secured debt.

Credit Facilities

The company had $2.9 billion of cash and equivalents at December 31, 2011. During 2011, the company refinanced its primary revolving credit facility agreement, which was scheduled to mature in December 2011. The new credit facility has a maximum capacity of $1.5 billion and matures in June 2015. Commitment fees under the new credit facility are not material. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $396 million at December 31, 2011, which matures in January 2013. As of December 31, 2011, 2010 and 2009, there were no outstanding borrowings under any of the company’s facilities. In 2009, the company repaid the $164 million balance that was outstanding under the Euro-denominated facility as of December 31, 2008. The company’s facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At December 31, 2011, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

The company also maintains other credit arrangements, which totaled $232 million at December 31, 2011 and $272 million at December 31, 2010. Borrowings outstanding under these facilities totaled $6 million at December 31, 2011 and $15 million at December 31, 2010.

Leases

The company leases certain facilities and equipment under capital and operating leases expiring at various dates. The leases generally provide for the company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Most of the operating leases contain renewal options. Operating lease rent expense was $203 million in 2011, $184 million in 2010 and $172 million in 2009.

Future Minimum Lease Payments and Debt Maturities

as of and for the years ended December 31 (in millions)	Operating leases	Debt maturities and capital leases
2012	$178	$ 190
2013	149	304
2014	121	357
2015	104	859
2016	92	602
Thereafter	145	2,440
Total obligations and commitments	789	4,752
Interest on capital leases, discounts and premiums, and adjustments relating to hedging instruments	n/a	187
Long-term debt and lease obligations	$789	$4,939

Other Commitments and Contingencies

Joint Development and Commercialization Arrangements

In addition to the product development arrangements discussed in Note 1, the company has entered into certain other arrangements which include contingent milestone payments. At December 31, 2011, the company’s unfunded milestone payments associated with all of its arrangements totaled $794 million. This total excludes any contingent royalties. Based on the company’s projections, any contingent payments made in the future will be more than offset over time by the estimated net future cash flows relating to the rights acquired for those payments. The majority of the contingent payments relate to arrangements in the BioScience segment. Included in the total are contingent milestone payments related to the Archemix hemophilia-related asset agreement discussed in Note 4, as well as significant collaborations related to the development of longer-acting forms of blood clotting proteins to treat hemophilia A.

Other Commitment

In connection with the company’s initiative to invest in early-stage products and therapies, the company has an unfunded commitment of $49 million as a limited partner in an investment company as of December 31, 2011.

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

The following is a summary of the activity relating to the securitization arrangement.

as of and for the years ended December 31 (in millions)	2011	2010	2009

Sold receivables at beginning of year	$157	$147	$154
Proceeds from sales of receivables	615	557	535
Cash collections (remitted to the owners of the receivables)	(622)	(555)	(542)
Effect of currency exchange rate changes	10	8	—

Sold receivables at end of year	$160	$157	$147

The net losses relating to the sales of receivables were immaterial for each year.

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

In 2010, the company recorded a charge of $28 million to write down its accounts receivable in Greece principally as a result of the Greek government’s announcement of a plan to convert certain past due receivables into non-interest bearing bonds with maturities of one to three years. The charge, computed by taking into consideration, among other factors, the imputed discount of the outstanding receivables based upon publicly traded Greek government bonds with similar terms, was included in marketing and administrative expenses. As it relates to these and other receivables, changes in economic conditions and customer-specific factors may require the company to re-evaluate the collectibility of its receivables and the company could potentially incur additional charges. In the fourth quarter of 2011, as a result of continued economic uncertainty and ongoing Greek government negotiations regarding the settlement terms for outstanding bonds, the company recorded an impairment charge of $41 million to reduce the remaining Greek government bonds held by the company to estimated fair value. Refer to the discussion below for additional information regarding the Greek government bonds held by the company at December 31, 2011.

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of December 31, 2011, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $524 million. While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. Global economic conditions, governmental actions and customer-specific factors may require the company to re-evaluate the collectibility and valuation of its receivables which could result in additional credit losses.

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

The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, Japanese Yen, British Pound, Australian Dollar, Canadian Dollar, Brazilian Real and Colombian Peso. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from foreign exchange. Financial market and currency volatility may limit the company’s ability to cost-effectively hedge these exposures.

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

Cash Flow Hedges

The company may use options, including collars and purchased options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities. The company periodically uses forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with movements in interest rates relating to anticipated issuances of debt. Certain other firm commitments and forecasted transactions are also periodically hedged. Cash flow hedges primarily related to forecasted intercompany sales denominated in foreign currencies, anticipated issuances of debt, and, prior to 2011, a hedge of U.S. Dollar-denominated debt issued by a foreign subsidiary.

The notional amounts of foreign exchange contracts were $1.5 billion and $1.6 billion as of December 31, 2011 and 2010, respectively. In 2010, in conjunction with the maturity of $500 million of U.S. Dollar-denominated debt held by a foreign subsidiary, the company terminated cross-currency swaps that had been used to hedge this debt. The cash outflow resulting from this termination was $45 million, which was reported in the financing section of the consolidated statements of cash flows. The notional amount of interest rate contracts outstanding as of December 31, 2011 was $200 million. There were no interest rate contracts designated as cash flow hedges outstanding as of December 31, 2010. In 2010, in conjunction with the 2010 debt issuance disclosed in Note 6, interest rate contracts hedging the issuance of this debt were terminated, resulting in a gain of $18 million that is being amortized to net interest expense over the life of the related debt. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2011 is 18 months.

Fair Value Hedges

The company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These instruments hedge the company’s earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.

The total notional amount of interest rate contracts designated as fair value hedges was $675 million and $1.9 billion as of December 31, 2011 and 2010, respectively.

Dedesignations

In 2011, the company terminated $1.7 billion of interest rate contracts that had been designated as fair value hedges, which resulted in a net gain of $121 million that was deferred and is being amortized as a reduction of net interest expense over the remaining term of the underlying debt.

In 2009, the company terminated $500 million of its interest rate contracts that had been designated as cash flow hedges, resulting in a net gain of $10 million that was deferred in AOCI and is being amortized as a reduction of net interest expense.

There were no hedge dedesignations in 2011, 2010 or 2009 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

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

The total notional amount of undesignated derivative instruments was $346 million and $445 million as of December 31, 2011 and 2010, respectively.

Gains and Losses on Derivative Instruments

The following tables summarize the gains and losses on the company’s derivative instruments for the years ended December 31, 2011 and 2010.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2011	2010		2011	2010

Cash flow hedges
Interest rate contracts	$(11)	$(7)	Net interest expense	$ —	$ 1
Foreign exchange contracts	(1)	(2)	Net sales	(2)	(3)
Foreign exchange contracts	(14)	—	Cost of sales	(34)	(7)
Foreign exchange contracts	—	52	Other expense, net	—	60

Total	$(26)	$43		$(36)	$51

(in millions)	Location of gain (loss) in income statement	Gain (loss) recognized in income
		2011	2010

Fair value hedges
Interest rate contracts	Net interest expense	$62	$76

Undesignated derivative instruments
Foreign exchange contracts	Other expense, net	$(6)	$(9)

For the company’s fair value hedges, equal and offsetting losses of $62 million and $76 million were recognized in net interest expense in 2011 and 2010, respectively, as adjustments to the underlying hedged items, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the year ended December 31, 2011 was not material.

The following table summarizes net-of-tax activity in AOCI, a component of shareholders’ equity, related to the company’s cash flow hedges.

as of and for the years ended December 31 (in millions)	2011	2010	2009

Accumulated other comprehensive (loss) income balance at beginning of year	$(3)	$3	$39
(Loss) gain in fair value of derivatives during the year	(31)	45	(19)
Amount reclassified to earnings during the year	36	(51)	(17)

Accumulated other comprehensive income (loss) balance at end of year	$2	$(3)	$3

As of December 31, 2011, less than $1 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair value amounts of derivative instruments reported in the consolidated balance sheet as of December 31, 2011.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$77	Other long-term liabilities	$11
Foreign exchange contracts	Prepaid expenses and other	54	Accounts payable and accrued liabilities	3
Foreign exchange contracts	Other long-term assets	1	Other long-term liabilities	—

Total derivative instruments designated as hedges		$132		$14

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$1

Total derivative instruments		$132		$15

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

		Basis of fair value measurement
(in millions)	Balance at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 55	$—	$ 55	$ —
Interest rate hedges	77	—	77	—
Equity securities	21	21	—	—

Total assets	$153	$21	$132	$ —

Liabilities
Foreign currency hedges	$ 4	$—	$ 4	$ —
Interest rate hedges	11	—	11	—
Contingent payments related to acquisitions and investments	234	—	—	234

Total liabilities	$249	$—	$15	$234

		Basis of fair value measurement
(in millions)	Balance at December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 31	$—	$ 31	$ —
Interest rate hedges	136	—	136	—
Equity securities	18	18	—	—

Total assets	$185	$18	$167	$ —

Liabilities
Foreign currency hedges	$ 21	$—	$ 21	$ —
Contingent payments related to acquisitions and investments	125	—	—	125

Total liabilities	$146	$—	$ 21	$125

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

(in millions)

Fair value as of December 31, 2009	$59
Additions, net of payments of $10	60
Unrealized loss recognized in earnings	6

Fair value as of December 31, 2010	125
Additions, net of payments of $13	102
Unrealized loss recognized in earnings	7

Fair value as of December 31, 2011	$234

The unrealized loss recognized in earnings relates to liabilities held at both December 31, 2011 and 2010 and is reported in cost of sales and R&D expense. The additions during 2011 principally related to the fair value of contingent payments associated with the company’s acquisition of Prism and the arrangement with Ceremed. Refer to Note 4 for more information regarding the Prism acquisition and Note 2 for additional information regarding the Ceremed arrangement.

As discussed further in Note 5, the company recorded asset impairment charges related to its COLLEAGUE and SYNDEO infusion pumps and business optimization initiatives in 2011, 2010 and 2009. Also, as further discussed in Note 2, the company recorded asset impairment charges associated with its SOLOMIX drug delivery system in 2009. As these assets had no alternative use and no salvage value, the fair values, measured using significant unobservable inputs (Level 3), were assessed to be zero.

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

	Book values		Approximate fair values
as of December 31 (in millions)	2011	2010	2011	2010

Assets
Long-term insurance receivables	$15	$31	$15	$30
Investments	85	32	94	32
Liabilities
Short-term debt	256	15	256	15
Current maturities of long-term debt and lease obligations	190	9	190	9
Other long-term debt and lease obligations	4,749	4,363	5,312	4,666
Long-term litigation liabilities	63	76	62	74

The estimated fair values of insurance receivables and long-term litigation liabilities were computed by discounting the expected cash flows based on currently available information, which in many cases does not include final orders or settlement agreements. The discount factors used in the calculations reflect the non-performance risk of the insurance providers and the company, respectively.

Investments principally represent held-to-maturity debt securities, as well as certain cost method investments. In 2010 and 2011, certain past due receivables with the Greek government were converted into non-interest bearing bonds with maturities of one to three years. In December 2011, the company collected $17 million upon the maturity of the first tranche of the bonds, which is reported in the investing section of the consolidated statements of cash flows. However, as a result of continued economic uncertainty and ongoing Greek government negotiations regarding the settlement terms for outstanding bonds, the company recorded an impairment charge of $41 million in the fourth quarter of 2011 to reduce the remaining Greek government bonds to estimated fair value, which is reported in other expense, net. The estimated fair value of these bonds was calculated using a discounted cash flow model that incorporates observable inputs, including interest rate yields. As of December 31, 2011, these bonds had both a book value and fair value of $21 million.

In 2011, Baxter made an $18 million investment in the common stock of Enobia Pharma Corporation, a privately-held company that develops therapies to treat serious genetic bone disorders for which there are no approved treatments, which has been classified as a cost method investment. In determining the fair value of cost method investments, the company takes into consideration recent transactions, as well as the financial information of the investee.

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

NOTE 8

COMMON STOCK

Stock-Based Compensation

The company’s stock-based compensation generally includes stock options, performance share units (PSUs), restricted stock units (RSUs) and purchases under the company’s employee stock purchase plan. Effective with the 2011 annual grant, the company changed the overall mix of stock compensation by reducing the number of options and PSUs granted and introducing RSUs for employees eligible for equity awards, except for the company’s officers whose grants continue to include only stock options and PSUs. Shares issued relating to the company’s stock-based plans are generally issued out of treasury stock.

During 2011, shareholders approved the Baxter International Inc. 2011 Incentive Plan which provides for 40 million additional shares of common stock available for issuance with respect to awards for participants. Also during 2011, shareholders approved the Baxter International Inc. Employee Stock Purchase Plan which reflects the merger of the previous plans for U.S. and international employees. The new employee stock purchase plan provides for 10 million shares of common stock available for issuance to eligible participants. Approximately 58 million authorized shares are available for future awards under the company’s new and existing stock-based compensation plans.

Stock Compensation Expense

Stock compensation expense recognized in the consolidated statements of income was $119 million, $120 million and $140 million in 2011, 2010 and 2009, respectively. The related tax benefit recognized was $36 million in both 2011 and 2010 and $40 million in 2009.

Stock compensation expense is recorded at the corporate level and is not allocated to a segment. Approximately 70% of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of sales and R&D expenses. Costs capitalized in the consolidated balance sheets at December 31, 2011 and 2010 were not significant.

Stock compensation expense is based on awards expected to vest, and therefore has been reduced by estimated forfeitures. The pre-vesting forfeitures assumption, as estimated at the time of grant, is ultimately adjusted to the actual forfeiture rate in subsequent periods. Estimated forfeitures are reassessed each period based on historical experience and current projections for the future.

Stock Options

Stock options are granted to employees and non-employee directors with exercise prices at least equal to 100% of the market value on the date of grant. Stock options granted to employees generally vest in one-third increments over a three-year period. Stock options granted to non-employee directors generally cliff-vest 100% one year from the grant date. Stock options typically have a contractual term of 10 years. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period.

The fair value of stock options is determined using the Black-Scholes model. The weighted-average assumptions used in estimating the fair value of stock options granted during each year, along with the weighted-average grant-date fair values, were as follows.

years ended December 31	2011	2010	2009

Expected volatility	25%	22%	30%
Expected life (in years)	5.0	4.5	4.5
Risk-free interest rate	2.2%	2.0%	1.8%
Dividend yield	2.3%	2.0%	2.0%
Fair value per stock option	$10	$10	$12

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

The following table summarizes stock option activity for the year ended December 31, 2011 and stock option information at December 31, 2011.

(options and aggregate intrinsic values in thousands)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at January 1, 2011	42,065	$49.15
Granted	5,775	53.84
Exercised	(8,662)	44.52
Forfeited	(1,582)	56.19
Expired	(1,112)	54.08

Outstanding at December 31, 2011	36,484	$50.54	6.0	$125,803

Vested or expected to vest as of December 31, 2011	35,867	$50.46	5.9	$125,797

Exercisable at December 31, 2011	24,778	$48.17	4.8	$125,385

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last trading day of the year. The total intrinsic value of options exercised was $102 million, $110 million and $108 million in 2011, 2010 and 2009, respectively.

As of December 31, 2011, $58 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.7 years.

PSUs

The company’s annual equity awards stock compensation program for senior management includes the issuance of PSUs with market-based conditions. The company’s overall mix of annual stock compensation awards for officers is approximately 50% stock options and 50% PSUs.

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

years ended December 31	2011	2010	2009

Baxter volatility	28%	26%	25%
Peer group volatility	19%-55%	20%-59%	20%-59%
Correlation of returns	0.29-0.61	0.29-0.63	0.30-0.61
Risk-free interest rate	1.2%	1.3%	1.6%
Fair value per PSU	$62	$63	$65

The company granted approximately 436,000, 590,000 and 580,000 PSUs in 2011, 2010 and 2009, respectively. Unrecognized compensation cost related to all unvested PSUs of $23 million at December 31, 2011 is expected to be recognized as expense over a weighted-average period of 1.6 years.

The following table summarizes nonvested PSU activity for the year ended December 31, 2011.

(share units in thousands)	Share units	Weighted- average grant-date fair value

Nonvested PSUs at January 1, 2011	1,004	$64.12
Granted	436	61.62
Vested	(409)	65.37
Forfeited	(157)	64.17

Nonvested PSUs at December 31, 2011	874	$62.28

RSUs

RSUs are granted to employees and non-employee directors. RSUs granted to employees generally vest in one-third increments over a three-year period. RSUs granted to non-employee directors generally cliff-vest 100% one year from the grant date. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period. The fair value of RSUs is determined based on the number of shares granted and the quoted price of the company’s common stock on the date of grant.

The following table summarizes nonvested RSU activity for the year ended December 31, 2011.

(share units in thousands)	Share units	Weighted-average grant-date fair value

Nonvested RSUs at January 1, 2011	335	$53.85
Granted	1,216	53.87
Vested	(130)	59.66
Forfeited	(111)	53.09

Nonvested RSUs at December 31, 2011	1,310	$53.35

As of December 31, 2011, $39 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 2.3 years. The weighted-average grant-date fair value of RSUs in 2011, 2010 and 2009 was $53.87, $47.06 and $52.51, respectively. The fair value of RSUs vested in 2011, 2010 and 2009 was $7 million, $9 million and $19 million, respectively.

Employee Stock Purchase Plan

Nearly all employees are eligible to participate in the company’s employee stock purchase plan. The employee purchase price is 85% of the closing market price on the purchase date.

During 2011, 2010 and 2009, the company issued approximately 0.9 million, 1.0 million and 0.9 million shares, respectively, under the prior and current employee stock purchase plans. The number of shares under subscription at December 31, 2011 totaled approximately 1.5 million.

Realized Excess Income Tax Benefits and the Impact on the Statement of Cash Flows

Realized excess tax benefits associated with stock compensation are presented in the consolidated statement of cash flows as an outflow within the operating section and an inflow within the financing section. Realized excess tax benefits from stock-based compensation were $21 million, $41 million and $96 million in 2011, 2010 and 2009, respectively.

Stock Repurchase Programs

As authorized by the board of directors, the company repurchases its stock from time to time depending on the company’s cash flows, net debt level and market conditions. The company purchased 30 million shares for $1.6 billion in 2011, 30 million shares for $1.5 billion in 2010 and 23 million shares for $1.2 billion in 2009. In July 2009, the board of directors authorized the repurchase of up to $2.0 billion of the company’s common stock. There was no remaining availability under the July 2009 authorization as of December 31, 2011. In December 2010, the board of directors authorized the repurchase of up to an additional $2.5 billion of the company’s common stock. At December 31, 2011, $1.4 billion remained available under the December 2010 authorization.

Cash Dividends

In November 2009, the board of directors declared a quarterly dividend of $0.29 per share ($1.16 per share on an annualized basis), representing an increase of 12% over the previous quarterly rate. In November 2010, the board of directors declared a quarterly dividend of $0.31 per share ($1.24 per share on an annualized basis), representing an increase of 7% over the previous quarterly rate. In November 2011, the board of directors declared a quarterly dividend of $0.335 per share ($1.34 per share on an annualized basis), which was paid on January 4, 2012 to shareholders of record as of December 9, 2011. The dividend represented an increase of 8% over the previous quarterly rate of $0.31 per share.

Total cash dividends declared per common share for 2011, 2010, and 2009 were $1.265, $1.180, and $1.070, respectively.

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

Reconciliation of Pension and Other Postemployment Benefits (OPEB) Plan Obligations, Assets and Funded Status

The benefit plan information in the table below pertains to all of the company’s pension and OPEB plans, both in the United States and in other countries.

	Pension benefits		OPEB
as of and for the years ended December 31 (in millions)	2011	2010	2011	2010

Benefit obligations
Beginning of period	$4,438	$3,965	$532	$506
Service cost	112	99	6	6
Interest cost	237	228	28	30
Participant contributions	9	8	13	14
Actuarial loss	333	335	71	11
Benefit payments	(178)	(168)	(32)	(35)
Foreign exchange and other	(7)	(29)	—	—

End of period	4,944	4,438	618	532

Fair value of plan assets
Beginning of period	3,479	2,822	—	—
Actual return on plan assets	120	413	—	—
Employer contributions	251	416	19	21
Participant contributions	9	8	13	14
Benefit payments	(178)	(168)	(32)	(35)
Foreign exchange and other	(8)	(12)	—	—

End of period	3,673	3,479	—	—

Funded status at December 31	$(1,271)	$(959)	$(618)	$(532)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$25	$21	$—	$—
Current liability	(19)	(17)	(28)	(25)
Noncurrent liability	(1,277)	(963)	(590)	(507)

Net liability recognized at December 31	$(1,271)	$(959)	$(618)	$(532)

Accumulated Benefit Obligation Information

The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of the company’s pension plans was $4.6 billion and $4.1 billion at the 2011 and 2010 measurement dates, respectively.

The information in the funded status table above represents the totals for all of the company’s pension plans. The following is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

as of December 31 (in millions)	2011	2010

ABO	$4,392	$3,751
Fair value of plan assets	3,393	3,053

The following is information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets, and are therefore also included in the table directly above).

as of December 31 (in millions)	2011	2010
PBO	$4,783	$4,212
Fair value of plan assets	3,487	3,232

Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(in millions)	Pension benefits	OPEB

2012	$189	$28
2013	198	30
2014	217	31
2015	230	33
2016	243	34
2017 through 2021	1,468	189

Total expected net benefit payments for next 10 years	$2,545	$345

The expected net benefit payments above reflect the company’s share of the total net benefits expected to be paid from the plans’ assets (for funded plans) or from the company’s assets (for unfunded plans). The total expected OPEB benefit payments for the next ten years are net of approximately $50 million of expected federal subsidies relating to the Medicare Prescription Drug, Improvement and Modernization Act, including $3 million, $4 million, $4 million, $4 million and $5 million in each of the years 2012, 2013, 2014, 2015 and 2016, respectively.

Amounts Recognized in AOCI

The pension and OPEB plans’ gains or losses, prior service costs or credits, and transition assets or obligations not yet recognized in net periodic benefit cost are recognized on a net-of-tax basis in AOCI and will be amortized from AOCI to net periodic benefit cost in the future. The following is a summary of the pre-tax losses included in AOCI at December 31, 2011 and December 31, 2010.

(in millions)	Pension benefits	OPEB

Actuarial loss	$2,146	$153
Prior service cost (credit) and transition obligation	2	(3)

Total pre-tax loss recognized in AOCI at December 31, 2011	$2,148	$150

Actuarial loss	$1,805	$84
Prior service cost (credit) and transition obligation	3	(8)

Total pre-tax loss recognized in AOCI at December 31, 2010	$1,808	$76

Refer to Note 1 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

years ended December 31 (in millions)	2011	2010	2009

Charge arising during the year, net of tax benefit of ($214) in 2011, ($74) in 2010 and ($53) in 2009	$(375)	$(135)	$(116)
Amortization of loss to earnings, net of tax expense of $63 in 2011, $42 in 2010 and $35 in 2009	112	78	62

Pension and other employee benefits charge	$(263)	$(57)	$(54)

The OCI activity for pension and OPEB plans related almost entirely to actuarial losses. Activity relating to prior service costs and credits and transition obligations was insignificant.

Amounts Expected to be Amortized From AOCI to Net Periodic Benefit Cost in 2012

With respect to the AOCI balance at December 31, 2011, the following is a summary of the pre-tax amounts expected to be amortized to net periodic benefit cost in 2012.

(in millions)	Pension benefits	OPEB
Actuarial loss	$208	$ 8
Prior service cost (credit) and transition obligation	1	(1)

Total pre-tax amount expected to be amortized from AOCI to net pension and OPEB cost in 2012	$209	$ 7

Net Periodic Benefit Cost

years ended December 31 (in millions)	2011	2010	2009

Pension benefits
Service cost	$112	$99	$87
Interest cost	237	228	219
Expected return on plan assets	(303)	(282)	(250)
Amortization of net losses and other deferred amounts	177	125	99

Net periodic pension benefit cost	$223	$170	$155

OPEB
Service cost	$6	$6	$5
Interest cost	28	30	30
Amortization of prior service credit and net loss	(2)	(5)	(2)

Net periodic OPEB cost	$32	$31	$33

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	Pension benefits		OPEB
	2011	2010	2011	2010

Discount rate
U.S. and Puerto Rico plans	4.80%	5.45%	4.75%	5.40%
International plans	4.48%	4.57%	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	4.50%	4.50%	n/a	n/a
International plans	3.54%	3.57%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	7.00%	7.50%
Rate decreased to	n/a	n/a	5.00%	5.00%
by the year ended	n/a	n/a	2016	2016

The assumptions above, which were used in calculating the December 31, 2011 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2012.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	Pension benefits			OPEB
	2011	2010	2009	2011	2010	2009

Discount rate
U.S. and Puerto Rico plans	5.45%	6.05%	6.50%	5.40%	5.95%	6.50%
International plans	4.57%	4.81%	5.17%	n/a	n/a	n/a
Expected return on plan assets
U.S. and Puerto Rico plans	8.25%	8.50%	8.50%	n/a	n/a	n/a
International plans	7.29%	6.81%	7.44%	n/a	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	4.50%	4.50%	4.50%	n/a	n/a	n/a
International plans	3.57%	3.58%	3.57%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	7.50%	7.00%	7.50%
Rate decreased to	n/a	n/a	n/a	5.00%	5.00%	5.00%
by the year ended	n/a	n/a	n/a	2016	2014	2014

The company establishes the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on the company’s asset allocation), as well as an analysis of current market and economic information and future expectations. The company plans to use a 7.75% assumption for its U.S. and Puerto Rico plans for 2012.

Effect of a One-Percent Change in Assumed Healthcare Cost Trend Rate on the OPEB Plan

	One percent increase		One percent decrease
years ended December 31 (in millions)	2011	2010	2011	2010

Effect on total of service and interest cost components of OPEB cost	$5	$5	$(4)	$(4)
Effect on OPEB obligation	$77	$63	$(65)	$(53)

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

Plan assets are managed in a balanced portfolio comprised of two major components: equity securities and fixed income securities. The target allocations for plan assets are 60 percent in equity securities and 40 percent in fixed income securities and other holdings. The documented policy includes an allocation range based on each individual investment type within the major components that allows for a variance from the target allocations of approximately 5 percentage points. Equity securities primarily include common stock of U.S. and international companies, common/collective trust funds, mutual funds, and partnership investments. Fixed income securities and other holdings primarily include cash, money market funds with an original maturity of three months or less, U.S. and foreign government and governmental agency issues, corporate bonds, municipal securities, derivative contracts and asset-backed securities.

The following tables summarize the bases used to measure the pension plan assets and liabilities that are carried at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Fixed income securities
Cash and cash equivalents	$ 233	$ 16	$ 217	$ —
U.S. government and government agency issues	342	—	342	—
Corporate bonds	627	—	627	—
Equity securities
Common stock:
Large cap	893	893	—	—
Mid cap	447	447	—	—
Small cap	182	182	—	—
Total common stock	1,522	1,522	—	—
Mutual funds	267	117	150	—
Common/collective trust funds	416	—	412	4
Partnership investments	170	—	—	170
Other holdings	96	4	90	2
Collateral held on loaned securities	134	—	134	—
Liabilities
Collateral to be paid on loaned securities	(134)	(85)	(49)	—

Fair value of pension plan assets	$3,673	$1,574	$1,923	$176

		Basis of fair value measurement
(in millions)	Balance at December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Fixed income securities
Cash and cash equivalents	$ 118	$ 13	$ 105	$ —
U.S. government and government agency issues	375	—	375	—
Corporate bonds	555	—	555	—
Equity securities
Common stock:
Large cap	930	930	—	—
Mid cap	438	438	—	—
Small cap	171	171	—	—
Total common stock	1,539	1,539	—	—
Mutual funds	259	125	134	—
Common/collective trust funds	409	—	404	5
Partnership investments	151	—	—	151
Other holdings	73	2	69	2
Collateral held on loaned securities	271	—	271	—
Liabilities
Collateral to be paid on loaned securities	(271)	(93)	(178)	—

Fair value of pension plan assets	$3,479	$1,586	$1,735	$158

The following is a reconciliation of changes in fair value measurements that used significant unobservable inputs (Level 3).

(in millions)	Total	Common/collective trust funds	Partnership investments	Other holdings

Balance at December 31, 2009	$149	$ 3	$144	$ 2
Actual return on plan assets still held at year end	9	—	9	—
Actual return on plan assets sold during the year	(6)	—	(6)	—
Purchases, sales and settlements	6	2	4	—

Balance at December 31, 2010	158	5	151	2
Actual return on plan assets still held at year end	(2)	(1)	(1)	—
Actual return on plan assets sold during the year	(2)	—	(2)	—
Purchases, sales and settlements	22	—	22	—

Balance at December 31, 2011	$176	$ 4	$170	$ 2

The assets and liabilities of the company’s pension plans are valued using the following valuation methods:

Investment category	Valuation methodology

Cash and cash equivalents	These largely consist of a short-term investment fund and foreign currency. The fair value of the short-term investment fund is based on the net asset value

U.S. government and government agency issues	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Corporate bonds	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges

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

Expected Pension and OPEB Plan Funding

The company’s funding policy for its pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by the company, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. The company has no obligation to fund its principal plans in the United States in 2012. The company continually reassesses the amount and timing of any discretionary contributions. The company expects to make cash contributions to its pension plans of at least $60 million in 2012, primarily related to the company’s international plans. The company expects to have net cash outflows relating to its OPEB plan of approximately $28 million in 2012.

The table below details the funded status percentage of the company’s pension plans as of December 31, 2011, including certain plans that are unfunded in accordance with the guidelines of the company’s funding policy outlined above.

	United States and Puerto Rico		International
as of December 31, 2011 (in millions)	Qualified plans	Nonqualified plan	Funded plans	Unfunded plans	Total

Fair value of plan assets	$3,127	n/a	$546	n/a	$3,673
PBO	3,841	$179	699	$225	4,944
Funded status percentage	81%	n/a	78%	n/a	74%

U.S. Defined Contribution Plan

Most U.S. employees are eligible to participate in a qualified defined contribution plan. Company contributions were $37 million in 2011, $39 million in 2010 and $40 million in 2009.

NOTE 10

INCOME TAXES

Income Before Income Tax Expense by Category

years ended December 31 (in millions)	2011	2010	2009

United States	$399	$191	$445
International	2,410	1,699	2,289

Income before income taxes	$2,809	$1,890	$2,734

Income Tax Expense
years ended December 31 (in millions)	2011	2010	2009

Current
United States
Federal	$ 75	$ 73	$ 67
State and local	32	17	(4)
International	274	297	189

Current income tax expense	381	387	252

Deferred
United States
Federal	155	178	186
State and local	(6)	16	24
International	23	(118)	57

Deferred income tax expense	172	76	267

Income tax expense	$553	$463	$519

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2011	2010

Deferred tax assets
Accrued expenses	$251	$210
Retirement benefits	658	506
Alternative minimum tax credit	54	67
Tax credits and net operating losses	198	303
Valuation allowances	(116)	(118)

Total deferred tax assets	1,045	968

Deferred tax liabilities
Subsidiaries’ unremitted earnings	211	212
Asset basis differences	270	47

Total deferred tax liabilities	481	259

Net deferred tax asset	$564	$709

At December 31, 2011, the company had U.S. operating loss carryforwards totaling $44 million. The operating loss carryforwards expire between 2012 and 2031. At December 31, 2011, the company had foreign net operating loss carryforwards totaling $342 million and foreign tax credit carryforwards totaling $67 million. Of these foreign amounts, $4 million expires in 2012, $6 million expires in 2013, $25 million expires in 2014, $9 million expires in 2015, $10 million expires in 2016, $17 million expires in 2017, $64 million expires after 2017 and $274 million has no expiration date. Realization of these operating loss and tax credit carryforwards depends on generating sufficient taxable income in future periods. A valuation allowance of $116 million and $118 million was recorded at December 31, 2011 and 2010, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards, because the company does not believe it is more likely than not that these assets will be fully realized prior to expiration. The company will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.

Income Tax Expense Reconciliation

years ended December 31 (in millions)	2011	2010	2009

Income tax expense at U.S. statutory rate	$983	$662	$957
Operations subject to tax incentives	(510)	(325)	(433)
State and local taxes	25	18	26
Foreign tax expense (benefit)	32	(40)	(56)
Tax on repatriations of foreign earnings	—	38	—
Contingent tax matters	39	39	(4)
Medicare Part D subsidies	—	39	—
Other factors	(16)	32	29

Income tax expense	$553	$463	$519

The company recognized income tax expense of $89 million during 2011 relating to 2011 earnings outside the United States that are not deemed indefinitely reinvested. The company continues to evaluate whether to indefinitely reinvest earnings in certain foreign jurisdictions as it continues to analyze the company’s global financial structure. Currently, management intends to continue to reinvest past earnings in several jurisdictions outside of the United States indefinitely, and therefore has not recognized U.S. income tax expense on these earnings. U.S. federal and state income taxes, net of applicable credits, on these foreign unremitted earnings of $8.9 billion as of December 31, 2011 would be approximately $3.0 billion. As of December 31, 2010 the foreign unremitted earnings and U.S. federal and state income tax amounts were $7.5 billion and $2.4 billion, respectively.

Effective Income Tax Rate

The effective income tax rate was 20% in 2011, 25% in 2010 and 19% in 2009. As detailed in the income tax expense reconciliation table above, the company’s effective tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events. The decrease in the effective tax rate in 2011 was principally due to a charge of $588 million in 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market for which there was no net tax benefit recognized, a $39 million write-off of a deferred tax asset in 2010 as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation enacted in the United States, and $34 million of IPR&D charges in 2010 for which the tax benefit was lower than the U.S. statutory rate. Also contributing to the decrease in the effective tax rate in 2011 were the tax benefits from the business optimization charge, the average wholesale price (AWP) litigation and historical price reporting charge, and other charges in 2011 which were incurred in jurisdictions with rates higher than the effective rate.

These items were partially offset by the 2010 tax benefits from the U.S. multi-source generic injectables business impairment charge, the business optimization charge and a charge related to litigation associated with the company’s previous recall of its heparin sodium injection products in the United States.

Unrecognized Tax Benefits

The company classifies interest and penalties associated with income taxes in the income tax expense line in the consolidated statements of income. Net interest and penalties recorded during 2011, 2010 and 2009 were $18 million, $8 million and $1 million, respectively. The liability recorded at December 31, 2011 and 2010 related to interest and penalties was $67 million and $49 million, respectively.

The following is a reconciliation of the company’s unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009.

as of and for the years ended (in millions)	2011	2010	2009

Balance at beginning of the year	$423	$403	$455
Increase associated with tax positions taken during the current year	37	78	7
Increase (decrease) associated with tax positions taken during a prior year	15	—	(27)
Settlements	(18)	(15)	(22)
Decrease associated with lapses in statutes of limitations	(14)	(43)	(10)

Balance at end of the year	$443	$423	$403

Of the gross unrecognized tax benefits, $471 million and $432 million were recognized as liabilities in the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

None of the positions included in the liability for uncertain tax positions related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Tax Incentives

The company has received tax incentives in Puerto Rico, Switzerland, and certain other taxing jurisdictions outside the United States. The financial impact of the reductions as compared to the U.S. federal statutory rate is indicated in the income tax expense reconciliation table above. The tax reductions as compared to the local statutory rate favorably impacted earnings per diluted share by $0.56 in 2011, $0.51 in 2010 and $0.50 in 2009. The Puerto Rico grant provides that the company’s manufacturing operations will be partially exempt from local taxes until the year 2018. The Switzerland grant provides that the company’s manufacturing operations will be partially exempt from local taxes until the year 2017. The tax incentives in the other jurisdictions continue through at least 2013.

Examinations of Tax Returns

As of December 31, 2011, Baxter had ongoing audits in the United States, Germany, Turkey, the United Kingdom, and other jurisdictions, as well as bilateral Advance Pricing Agreement proceedings that the company voluntarily initiated between the U.S. government and the government of Switzerland with respect to intellectual property, product, and service transfer pricing arrangements. Baxter expects to reduce the amount of its liability for uncertain tax positions within the next 12 months by approximately $302 million due principally to the resolution of certain multi-jurisdictional transfer pricing issues and the resolution of tax contingencies in certain foreign jurisdictions. While the final outcome of these matters is inherently uncertain, the company believes it has made adequate tax provisions for all years subject to examination.

NOTE 11

LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2011, the company’s total recorded reserves with respect to legal matters were $300 million and the total related receivables were $145 million.

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

Patent Litigation

Hemodialysis Litigation

Since April 2003, Baxter has been pursuing a patent infringement action against Fresenius Medical Care Holdings, Inc. for infringement of certain Baxter patents. The patents cover Fresenius’ 2008K hemodialysis instrument. In 2007, the court entered judgment in Baxter’s favor holding the patents valid and infringed, and a jury assessed damages at $14 million for past sales only. In April 2008, the U.S.D.C. for the Northern District of California granted Baxter’s motion for permanent injunction, granted Baxter’s request for royalties on Fresenius’ sales of the 2008K hemodialysis machines during a nine-month transition period before the permanent injunction took effect, and granted a royalty on disposables. In September 2009, the appellate court affirmed Fresenius’ liability for infringing valid claims of Baxter’s main patent, invalidated certain claims of other patents, and remanded the case to the district court to finalize the scope of the injunction and the amount of damages owed to Baxter. In November 2009, the appellate court denied Fresenius’ petition for re-hearing of the appeal. In January 2010, Fresenius consented to reentry of the injunction and sought a new trial to determine royalties, which the district court denied. A hearing was held in December 2011 to determine the amount of damages owed to Baxter and a ruling is expected in the second quarter of 2012. In March 2010, the United States Patent and Trademark Office’s (USPTO) appellate board affirmed the previous determination by the USPTO patent examiner that the remaining patent was invalid. The board denied a request for reconsideration and the company has appealed the USPTO’s decision to the same appellate court that affirmed the validity of the patent in September 2009. The appellate hearing was held in February 2012 and a decision is pending.

SIGMA Litigation

In February 2010, CareFusion 303, Inc., a subsidiary of CareFusion Corporation, filed a patent infringement action against SIGMA in the U.S.D.C. for the Southern District of California. CareFusion alleged that SIGMA Spectrum infusion pumps infringe a CareFusion force sensor patent and sought reasonable royalties, lost profits and an injunction to prevent the manufacture of SIGMA Spectrum infusion pumps. In February 2012, a jury found that the SIGMA Spectrum infusion pumps do not infringe the CareFusion patent. Refer to Note 4 for more information on the company’s relationship with SIGMA.

Product Liability Litigation

Heparin Litigation

In connection with the recall of heparin products in the United States, approximately 650 lawsuits are pending alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. In June 2008, a number of these federal cases were consolidated in the U.S.D.C. for the Northern District of Ohio for pretrial case management under the Multi District Litigation rules. In September 2008, a number of state court cases were consolidated in Cook County, Illinois for pretrial case management. In June 2011, the first of the state court cases resulted in a verdict in favor of the plaintiffs with an award of $625,000 in compensatory damages. In July 2011, the federal court ruled in Baxter’s favor on certain motions for summary judgment that are expected to result in the dismissal of a significant portion of the cases filed in that court. Additional trials are expected to be scheduled in federal and state court in 2012. Baxter has reached agreements to settle approximately 70 of these cases, all of which settlements have been reserved for by the company.

Propofol Litigation

The company is a defendant, along with others, in numerous lawsuits filed in state court in Las Vegas, Nevada. These lawsuits allege that health care workers improperly reused vials of propofol during endoscopy procedures, which resulted in the transmission of Hepatitis C to patients. These lawsuits allege that Teva Pharmaceuticals USA, Inc. (Teva) (as the manufacturer) and the company and in some cases McKesson Corporation (as the distributors) improperly designed, manufactured and sold large vials of propofol to these endoscopy centers. Teva has reached agreements to settle substantially all of these matters. The company is entitled to indemnity in these matters pursuant to an indemnity agreement entered into with Teva in 2009.

General Litigation

Baxter is a defendant in a number of suits alleging that certain of the company’s current and former executive officers and its board of directors failed to adequately oversee the operations of the company and issued materially false and misleading statements regarding the company’s plasma-based therapies business, the company’s remediation of its COLLEAGUE infusion pumps, its heparin product, and other quality issues. Plaintiffs allege this action damaged the company and its shareholders by resulting in a decline in stock price in the second quarter of 2010, payment of excess compensation to the Board and certain of the company’s current and former executive officers, and other damage to the company. Five derivative suits have been filed on behalf of the company since May 2010 with four having been consolidated for further proceedings in the U.S.D.C. for the Northern District of Illinois and one having been stayed from advancement in the Circuit Court of Lake County. In the fourth quarter of 2011 Baxter filed a motion to dismiss these actions. Two alleged class actions have been filed against the company and certain of its current executive officers since September 2010 and seek to recover the lost value of investors’ stock and have also been consolidated in the U.S.D.C for the Northern District of Illinois. In January 2012, the court denied the company’s motion to dismiss certain of the claims related to the class action suit. Baxter has sought interlocutory appeal of that decision.

The company is a defendant, along with others, in nineteen lawsuits brought in various U.S. federal courts alleging that Baxter and certain of its competitors conspired to restrict output and artificially increase the price of plasma-derived therapies since 2003. The complaints attempt to state a claim for class action relief and in some cases demand treble damages. These cases have been consolidated for pretrial proceedings before the U.S.D.C. for the Northern District of Illinois. In February 2011, the court denied the company’s motion to dismiss certain of the claims and the parties are proceeding with discovery.

Other

In October 2005, the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to effect the seizure of COLLEAGUE and SYNDEO infusion pumps that were on hold in Northern Illinois. Customer-owned pumps were not affected. In June 2006, Baxter Healthcare Corporation entered into a Consent Decree for Condemnation and Permanent Injunction with the United States to resolve this seizure litigation. Pursuant to the Consent Decree, on July 13, 2010 the FDA issued a final order regarding the recall of the company’s COLLEAGUE infusion pumps currently in use in the United States. The company is executing the recall by offering its customers an option to replace their COLLEAGUE infusion pumps or receive monetary consideration. The company will permit lessees to terminate their leases without penalty and refund any prepaid, unused lease portion upon the return of the devices. The company expects to complete the recall by July 2012. Additional third-party claims may be filed in connection with the COLLEAGUE matter.

The company is a defendant, along with others, in less than a dozen lawsuits which allege that Baxter and other defendants manipulated product reimbursements by, among other things, reporting artificially inflated average wholesale prices (AWP) for Medicare and Medicaid eligible drugs. The cases have been consolidated for pretrial purposes before the U.S.D.C. for the District of Massachusetts. A class settlement resolving Medicare Part B claims and independent health plan claims against Baxter and others was approved by that court in December 2011. Baxter has also resolved a number of other AWP cases brought by state attorneys general and other plaintiffs, including a qui tam action which was settled and fully reserved for in September 2011.

In April 2010, the company received a letter request from the Office of the United States Attorney for the Eastern District of Pennsylvania to produce documents related to the company’s contracting, marketing and promotional, and historical government price reporting practices in the United States. The company subsequently received a subpoena from the Office of the United States Attorney for the Eastern District of Pennsylvania in November 2011 requesting the production of additional information related to this matter. In October 2010, the company received a letter request from the Office of the United States Attorney for the Northern District of California to produce documents related to the company’s marketing and promotional practices including company-sponsored programs for patients. While the company continues to fully cooperate with the federal government with respect to these investigations and has produced documents, witnesses and other information, there can be no assurance that the scope of either matter will not be expanded or that either matter will not result in civil or criminal penalties or otherwise adversely affect the company’s business, financial position or results of operations. Independent of these matters, the company has been engaged in an internal review of its historical price reporting submissions during the period of 2008 through 2010. As a result of this review, the company will submit certain historical rebate and discount adjustments in the first quarter of 2012. Such adjustments were reflected in the charge recorded by the company in the third quarter of 2011.

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

Baxter’s two segments, BioScience and Medical Products are both strategic businesses that are managed separately because each business develops, manufactures and markets distinct products and services. The segments and a description of their products and services are as follows:

The BioScience business processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; products for regenerative medicine, such as biosurgery products; and select vaccines.

The Medical Products business manufactures IV solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis (PD), a home-based therapy, and also distributes products for hemodialysis, which is generally conducted in a hospital or clinic. In May 2011, the company completed the divestiture of its U.S. multi-source generic injectables business. Refer to Note 3 for further information regarding this divestiture.

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

Certain items are maintained at the corporate level (Corporate) and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, certain other charges (such as the business optimization, AWP litigation and historical price reporting, asset impairment and other, and certain IPR&D charges), deferred income taxes, and certain litigation liabilities and related receivables.

Also included in Corporate items are the revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal Inc. (Fenwal) related to the 2007 divestiture of the Transfusion Therapies (TT) business. Post-divestiture revenues associated with these transition agreements, which are reported at the corporate headquarters level and not allocated to a segment, totaled $36 million, $46 million and $74 million in 2011, 2010 and 2009, respectively. All of the company’s other net sales in the table below relate to the agreements with Fenwal.

With respect to depreciation and amortization and expenditures for long-lived assets, the difference between the segment totals and the consolidated totals principally relate to assets maintained at Corporate.

In 2010 and 2009, the Medical Products segment’s pre-tax income included charges of $588 million and $27 million, respectively, related to COLLEAGUE and SYNDEO infusion pumps. Refer to Note 5 for further information regarding these charges. Also included in the Medical Products segment’s pre-tax income in 2010 was a $112 million impairment charge associated with the company’s divestiture of its U.S. multi-source generic injectables business and a $62 million charge related to litigation associated with the company’s 2008 recall of its heparin sodium injection products in the United States. In 2009, the Medical Products segment’s pre-tax income included an impairment charge of $54 million associated with the discontinuation of the company’s SOLOMIX drug delivery system in development. Refer to Note 2 for further information regarding SOLOMIX and the litigation-related charge and Note 3 for further information regarding the U.S. multi-source generic injectables business impairment charge.

Significant charges not allocated to a segment in 2011 included a $192 million charge related to business optimization efforts, as further discussed in Note 5, charges totaling $103 million principally related to the write-down of Greek government bonds and a contribution to the Baxter International Foundation, and a charge totaling $79 million related to AWP litigation and historical price reporting. Significant charges not allocated to a segment in 2010 included a $257 million charge related to business optimization efforts, as further discussed in Note 5, the Greece receivables charge of $28 million, as further discussed in Note 7, and IPR&D charges of $34 million, as further discussed in Note 4. In 2009, the $79 million charge related to the company’s business optimization efforts, as further discussed in Note 5, was not allocated to a segment.

Segment Information

as of and for the years ended December 31 (in millions)	BioScience	Medical Products	Other	Total

2011
Net sales	$6,053	$7,804	$ 36	$13,893
Depreciation and amortization	209	341	120	670
Pre-tax income (loss)	2,416	1,522	(1,129)	2,809
Assets	5,545	8,483	5,045	19,073
Capital expenditures	345	492	123	960

2010
Net sales	$5,640	$7,157	$ 46	$12,843
Depreciation and amortization	211	401	73	685
Pre-tax income (loss)	2,232	667	(1,009)	1,890
Assets	5,264	7,505	4,720	17,489
Capital expenditures	367	452	144	963

2009
Net sales	$5,573	$6,915	$ 74	$12,562
Depreciation and amortization	181	387	70	638
Pre-tax income (loss)	2,283	1,066	(615)	2,734
Assets	5,093	7,564	4,697	17,354
Capital expenditures	397	480	137	1,014

Pre-Tax Income Reconciliation

years ended December 31 (in millions)	2011	2010	2009

Total pre-tax income from segments	$3,938	$2,899	$3,349
Unallocated amounts
Net interest expense	(54)	(87)	(98)
Certain foreign exchange fluctuations and hedging activities	(16)	52	102
Stock compensation	(119)	(120)	(140)
Business optimization charges	(192)	(257)	(79)
AWP litigation and historical price reporting charge	(79)	—	—
Asset impairment and other charges	(103)	(28)	—
IPR&D	—	(34)	—
Other Corporate items	(566)	(535)	(400)

Consolidated income before income taxes	$2,809	$1,890	$2,734

Assets Reconciliation

as of December 31 (in millions)	2011	2010

Total segment assets	$14,028	$12,769
Cash and equivalents	2,905	2,685
Deferred income taxes	1,418	1,462
PP&E, net	464	373
Other Corporate assets	258	200

Consolidated total assets	$19,073	$17,489

Geographic Information

Net sales are based on product shipment destination and assets are based on physical location.

years ended December 31 (in millions)	2011	2010	2009

Net sales
United States	$ 5,709	$ 5,264	$ 5,317
Europe	4,392	4,188	4,181
Asia-Pacific	2,107	1,873	1,613
Latin America and Canada	1,685	1,518	1,451

Consolidated net sales	$13,893	$12,843	$12,562

as of December 31 (in millions)	2011	2010	2009

Total assets
United States	$ 7,524	$ 6,886	$ 6,628
Europe	8,096	6,789	7,825
Asia-Pacific	1,807	1,577	1,313
Latin America and Canada	1,646	2,237	1,588

Consolidated total assets	$19,073	$17,489	$17,354

as of December 31 (in millions)	2011	2010	2009

PP&E, net
United States	$2,091	$2,072	$2,026
Austria	786	787	811
Other countries	2,648	2,401	2,322

Consolidated PP&E, net	$5,525	$5,260	$5,159

Significant Product Sales

The following is a summary of net sales as a percentage of consolidated net sales for the company’s principal product categories.

years ended December 31	2011	2010	2009

Renal[1]	18%	19%	18%
Recombinants[2]	16%	16%	16%
Global Injectables[3]	14%	15%	14%
IV Therapies[4]	13%	13%	12%
Antibody Therapy[5]	11%	11%	11%
Plasma Proteins[6]	10%	11%	11%

[1]	Consists of PD and HD therapies.
[2]	Consists of recombinant FVIII therapies.
[3]

Primarily consists of the company’s enhanced packaging, premixed drugs, pharmacy compounding, pharmaceutical partnering business and generic injectables. The company divested its U.S. multi-source generic injectables business in May 2011.

[4]	Principally includes IV solutions and nutritional products, including the addition of products from newly acquired Baxa.
[5]	Primarily consists of the company’s liquid formulation of the antibody-replacement therapy immunoglobulin product (GAMMAGARD LIQUID).
[6]	Includes plasma-based therapies such as plasma-derived hemophilia (FVII, FVIII and FEIBA), albumin and alpha-1 antitrypsin products.

NOTE 13

QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY’S STOCK (UNAUDITED)

years ended December 31 (in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year

2011
Net sales	$3,284	$3,536	$3,479	$3,594	$13,893
Gross margin[1]	1,675	1,835	1,771	1,765	7,046
Net income attributable to Baxter[1]	570	615	576	463	2,224
Earnings per common share[1]
Basic	0.99	1.08	1.02	0.82	3.91
Diluted	0.98	1.07	1.01	0.82	3.88
Dividends declared	0.31	0.31	0.31	0.335	1.265
Market price
High	53.91	60.33	62.41	57.05	62.41
Low	48.38	53.55	50.31	47.65	47.65

2010
Net sales[2]	$2,927	$3,194	$3,224	$3,498	$12,843
Gross margin[2]	1,043	1,638	1,659	1,618	5,958
Net (loss) income attributable to Baxter[2],[3]	(63)	535	525	423	1,420
(Loss) earnings per common share[2],[3]
Basic	(0.11)	0.90	0.90	0.73	2.41
Diluted	(0.11)	0.90	0.89	0.72	2.39
Dividends declared	0.29	0.29	0.29	0.31	1.18
Market price
High	61.71	59.92	48.02	51.98	61.71
Low	55.92	40.47	41.14	47.58	40.47

[1]

The third quarter of 2011 included a $79 million charge related to the resolution of litigation pertaining to AWP and certain historical rebate and discount adjustments. The fourth quarter of 2011 included a $192 million charge related to business optimization efforts (of which $95 million was recorded in cost of sales) and charges totaling $103 million principally related to the write-down of Greek government bonds and a contribution to the Baxter International Foundation. Refer to Notes 5, 7 and 11 for further information regarding these charges.

[2]

The first quarter of 2010 included a $588 million charge related to the recall of COLLEAGUE infusion pumps. This charge decreased net sales and increased cost of sales by $213 million and $375 million, respectively. Refer to Note 5 for further information regarding these charges.

[3]

The first quarter of 2010 also included a charge of $39 million to write off a deferred tax asset as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program. The second quarter of 2010 included a charge of $28 million to write down accounts receivable in Greece. The third quarter of 2010 included an impairment charge of $112 million principally to write down assets associated with the company’s divestiture of its U.S. multi-source generic injectables business. The fourth quarter of 2010 included a $257 million charge, which primarily related to business optimization efforts, $34 million in IPR&D charges, which principally related to the licensing and acquisition of the hemophilia-related intellectual property and other assets of Archemix, and a charge of $62 million related to litigation associated with the company’s 2008 recall of its heparin sodium injection products in the United States. Refer to Notes 3, 4, 5, 7 and 10 for further information regarding these charges.

Baxter common stock is listed on the New York, Chicago and SIX Swiss stock exchanges. The New York Stock Exchange is the principal market on which the company’s common stock is traded. At January 31, 2012, there were 43,788 holders of record of the company’s common stock.

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

Management performed an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment under the framework in Internal Control-Integrated Framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ ROBERT L. PARKINSON, JR. Robert L. Parkinson, Jr. Chairman of the Board and Chief Executive Officer	/s/ ROBERT J. HOMBACH Robert J. Hombach Corporate Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Baxter International Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting incorporated by reference under Item 9A. Our responsibility is to express opinions on these financial statements and on the company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 23, 2012

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2011. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its board of directors, to allow timely decisions regarding required disclosure.

Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2011.

Assessment of Internal Control Over Financial Reporting

Baxter’s report of management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2011 and the audit report regarding the same of Baxter’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

In the second quarter of 2010, the company began the implementation of a new global enterprise resource planning system. In addition, the company is consolidating and outsourcing certain computer operations and application support activities. These multi-year initiatives will be conducted in phases and include modifications to the design and operation of controls over financial reporting. The company is testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and has monitoring controls in place over the implementation of these changes. There have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Refer to information under the captions entitled “Proposal 1 — Election of Directors,” “Committees of the Board — Audit Committee,” “Corporate Governance — Code of Conduct,” “Corporate Governance — Director Qualifications” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 8, 2012 (the Proxy Statement), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.     Executive Compensation.

Refer to information under the captions entitled “Executive Compensation” and “Director Compensation” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information relating to shares of common stock that may be issued under Baxter’s existing equity compensation plans as of December 31, 2011.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Shareholders	37,770,086	(1)	$50.78	(2)	57,551,302	(3)
Equity Compensation Plans Not Approved by Shareholders	1,386,702	(4)	44.56		—

Total	39,156,788	(5)	50.54	(2)	57,551,302

(1)	Excludes purchase rights under the Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, eligible employees may purchase shares of common stock through payroll deductions of up to 15 percent of base pay at a purchase price equal to 85 percent of the closing market price on the purchase date (as defined by the Employee Stock Purchase Plan). A participating employee may not purchase more than $25,000 in fair market value of common stock under the Employee Stock Purchase Plan in any calendar year and may withdraw from the Employee Stock Purchase Plan at any time.

(2)	Restricted stock units and performance share units are excluded when determining the weighted-average exercise price of outstanding options.

(3)	Includes (i) 9,579,685 shares of common stock available for purchase under the Employee Stock Purchase Plan; (ii) 3,475,558 shares of common stock available under the 2003 Incentive Compensation Program; (iii) 4,496,059 shares of common stock available under the 2007 Incentive Plan, and (iv) 40,000,000 shares of common stock available under the 2011 Incentive Plan.

(4)	Includes shares of common stock issuable upon exercise of options granted under the 2001 Incentive Compensation Program. These shares were made available pursuant to an amendment thereto not approved by shareholders. These additional shares were approved by the company’s board of directors, not the company’s shareholders, although the company shareholders have approved the 2001 Incentive Compensation Program.

(5)	Includes outstanding awards of 36,483,718 stock options, which have a weighted-average exercise price of $50.54 and a weighted-average remaining term of 6.0 years, 1,333,134 shares of common stock issuable upon vesting of restricted stock units, and 1,339,936 shares of common stock reserved for issuance in connection with performance share unit grants.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

		Page Number
(1)	Financial Statements:
	Consolidated Balance Sheets	43
	Consolidated Statements of Income	44
	Consolidated Statements of Cash Flows	45
	Consolidated Statements of Changes in Equity and Comprehensive Income	46
	Notes to Consolidated Financial Statements	47
	Report of Independent Registered Public Accounting Firm	95
(2)	Schedules required by Article 12 of Regulation S-X:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	104
	Schedule II — Valuation and Qualifying Accounts	105
	All other schedules have been omitted because they are not applicable or not required.
(3)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAXTER INTERNATIONAL INC.

By:	/s/ ROBERT L. PARKINSON, JR.
Robert L. Parkinson, Jr.
Chairman and Chief Executive Officer

DATE: February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2012.

Signature	Title

/s/ ROBERT L. PARKINSON, JR.	Chairman and Chief Executive Officer (principal executive officer)
Robert L. Parkinson, Jr.

/s/ ROBERT J. HOMBACH	Corporate Vice President and Chief Financial Officer (principal financial officer)
Robert J. Hombach

/s/ MICHAEL J. BAUGHMAN	Corporate Vice President and Controller (principal accounting officer)
Michael J. Baughman

/s/ WALTER E. BOOMER	Director
Walter E. Boomer

/s/ BLAKE E. DEVITT	Director
Blake E. Devitt

/s/ JOHN D. FORSYTH	Director
John D. Forsyth

/s/ GAIL D. FOSLER	Director
Gail D. Fosler

/s/ JAMES R. GAVIN III, M.D., PH.D.	Director
James R. Gavin III, M.D., Ph.D.

/s/ PETER S. HELLMAN	Director
Peter S. Hellman

/s/ WAYNE T. HOCKMEYER, PH.D.	Director
Wayne T. Hockmeyer, Ph.D.

/s/ CAROLE J. SHAPAZIAN	Director
Carole J. Shapazian

Signature	Title

/s/ THOMAS T. STALLKAMP	Director
Thomas T. Stallkamp

/s/ K.J. STORM	Director
K.J. Storm

/s/ ALBERT P. L. STROUCKEN	Director
Albert P. L. Stroucken

EXHIBIT INDEX

Number and Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 18, 2006).

3.2	Bylaws, as amended and restated on November 11, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 17, 2008).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit(a) to the Company’s Registration Statement on Form S-16 (Registration No. 02-65269), filed on August 17, 1979).

4.2	Indenture, dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to Form 8-A, filed on December 23, 2002).

4.3	Second Supplemental Indenture, dated as of March 10, 2003, to Indenture dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (including form of 4.625% Notes due 2015) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109329), filed on September 30, 2003).

4.4	Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 9, 2006).

4.5	First Supplemental Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (including form of 5.90% Senior Note due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 9, 2006).

4.6	Second Supplemental Indenture, dated December 7, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 6.250% Senior Note due 2037) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 7, 2007).

4.7	Third Supplemental Indenture, dated May 22, 2008, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 5.375% Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 22, 2008).

4.8	Fourth Supplemental Indenture, dated February 26, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 4.00% Senior Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 26, 2009).

4.9	Fifth Supplemental Indenture, dated as of August 20, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 4.50% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 20, 2009).

4.10	Sixth Supplemental Indenture, dated March 9, 2010 between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee, (including forms of 1.800% Senior Notes due 2013 and 4.250% Senior Notes due 2020) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2010).

Number and Description of Exhibit
4.11	Seventh Supplemental Indenture, dated December 19, 2011 between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 1.850% Senior Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2011).

10.1	Four-Year Credit Agreement, dated June 17, 2011, among Baxter International Inc. as Borrower, J.P. Morgan Chase Bank, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed on June 22, 2011).

10.2	Consent Decree for Condemnation and Permanent Injunction with the United States of America (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2006).

C 10.3	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 1986).

C 10.4	Baxter International Inc. 2003 Incentive Compensation Program (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 21, 2003).

C 10.5	Baxter International Inc. 2007 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2007).

C 10.6	Baxter International Inc. Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 16, 2007).

C 10.7	Baxter International Inc. 2011 Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.8	Baxter International Inc. Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2011).

C 10.9*	Baxter International Inc. Directors’ Deferred Compensation Plan (amended and restated effective January 1, 2009) and Amendment No. 1 thereto effective January 1, 2012.

C 10.10	Amended and Restated Employment Agreement, between Robert L. Parkinson, Jr. and Baxter International Inc., dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 17, 2008).

C 10.11	Form of Severance Agreement entered into with executive officers (amended and restated effective December 18, 2008) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 19, 2009).

C 10.12	Baxter International Inc. and Subsidiaries Supplemental Pension Plan (amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on February 19, 2009).

C 10.13	Baxter International Inc. and Subsidiaries Deferred Compensation Plan (amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed on February 19, 2009).

C 10.14	Baxter International Inc. Employee Stock Purchase Plan (as amended and restated effective July 1, 2011) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.15*	Baxter International Inc. Non-Employee Director Compensation Plan (as amended and restated effective January 1, 2009), Amendment No. 1 thereto effective July 27, 2009, Amendment No. 2 thereto effective January 1, 2011 and Amendment No. 3 thereto effective January 1, 2012.

Number and Description of Exhibit
C 10.16	Agreement dated October 21, 2010 between Joy A. Amundson and the Company (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on October 21, 2010).

12.*	Computation of Ratio of Earnings to Fixed Charges.

21.*	Subsidiaries of Baxter International Inc.

23.*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

C	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Baxter International Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 23, 2012 listed in the index appearing under Item 15(1) in this Form 10-K also included an audit of the financial statement schedule listed in the index appearing under Item 15(2) of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP Chicago, Illinois February 23, 2012

SCHEDULE II

		Additions	Charged (credited) to other accounts (1)
Valuation and Qualifying Accounts (in millions)	Balance at beginning of period	Charged to costs and expenses		Deductions from reserves (2)	Balance at end of period
Year ended December 31, 2011:
Allowance for doubtful accounts	$139	32	(6)	(37)	$128
Inventory reserves	$359	144	(10)	(191)	$302
Deferred tax asset valuation allowance	$118	11	(4)	(9)	$116
Year ended December 31, 2010:
Allowance for doubtful accounts	$118	41	(1)	(19)	$139
Inventory reserves	$273	240	(3)	(151)	$359
Deferred tax asset valuation allowance	$144	13	21	(60)	$118
Year ended December 31, 2009:
Allowance for doubtful accounts	$103	12	15	(12)	$118
Inventory reserves	$247	147	24	(145)	$273
Deferred tax asset valuation allowance	$140	8	12	(16)	$144

(1)	Valuation accounts of acquired or divested companies and foreign currency translation adjustments.

(2)	Deductions from reserves includes the write-off of previously reserved inventory that was used in research and development (R&D) and recorded in R&D expenses in the year reserved.

Reserves	are deducted from assets to which they apply.