Form 10-Q
period 2012-03-31
BAXTER INTERNATIONAL INC
filed 2012-05-03
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☑

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 30, 2012 was 550,595,361 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended March 31,
	2012	2011
Net sales	$3,388	$3,284
Cost of sales	1,674	1,609
Gross margin	1,714	1,675
Marketing and administrative expenses	752	716
Research and development expenses	269	214
Net interest expense	18	10
Other (income) expense, net	(57)	4
Income before income taxes	732	731
Income tax expense	144	154
Net income	588	577
Less: Net income attributable to noncontrolling interests	—	7
Net income attributable to Baxter International Inc. (Baxter)	$ 588	$ 570

Net income attributable to Baxter per common share
Basic	$ 1.05	$ 0.99

Diluted	$ 1.04	$ 0.98

Weighted-average number of common shares outstanding
Basic	559	577

Diluted	563	581

Cash dividends declared per common share	$0.335	$0.310

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended March 31,
	2012	2011
Net income	$588	$577
Other comprehensive income, net of tax:
Currency translation adjustments, net of tax expense of $31 and $29 for the three months ended March 31, 2012 and 2011, respectively	101	260
Pension and other employee benefits, net of tax expense of $19 and $13 for the three months ended March 31, 2012 and 2011, respectively	32	19
Hedging activities, net of tax expense (benefit) of $3 and ($8) for the three months ended March 31, 2012 and 2011, respectively	5	(13)
Other, net of tax expense (benefit) of $2 and ($1) for the three months ended March 31, 2012 and 2011, respectively	4	(1)
Total other comprehensive income, net of tax	142	265
Comprehensive income	730	842
Less: Comprehensive income attributable to noncontrolling interests	—	8
Comprehensive income attributable to Baxter	$730	$834

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		March 31, 2012	December 31, 2011
Current assets	Cash and equivalents	$ 2,272	$ 2,905
	Accounts and other current receivables, net	2,341	2,420
	Inventories	2,737	2,628
	Prepaid expenses and other	767	697
	Total current assets	8,117	8,650
Property, plant and equipment, net		5,637	5,525
Other assets	Goodwill	2,488	2,317
	Other intangible assets, net	917	826
	Other	1,625	1,755
	Total other assets	5,030	4,898
Total assets		$18,784	$19,073

Current liabilities	Short-term debt	$ 313	$ 256
	Current maturities of long-term debt and lease obligations	485	190
	Accounts payable and accrued liabilities	4,059	4,411
	Total current liabilities	4,857	4,857
Long-term debt and lease obligations		4,411	4,749
Other long-term liabilities		2,552	2,639
Commitments and contingencies
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2012 and 2011	683	683
	Common stock in treasury, at cost, 129,183,470 shares in 2012 and 122,524,448 shares in 2011	(7,106)	(6,719)
	Additional contributed capital	5,766	5,783
	Retained earnings	9,831	9,429
	Accumulated other comprehensive loss	(2,449)	(2,591)
	Total Baxter shareholders’ equity	6,725	6,585
	Noncontrolling interests	239	243
	Total equity	6,964	6,828
Total liabilities and equity		$18,784	$19,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Three months ended March 31,
		2012	2011
Cash flows from operations	Net income	$ 588	$ 577
	Adjustments
	Depreciation and amortization	175	158
	Deferred income taxes	54	91
	Stock compensation	28	28
	Realized excess tax benefits from stock issued under employee benefit plans	(7)	(5)
	Other	(58)	8
	Changes in balance sheet items
	Accounts and other current receivables, net	24	(68)
	Inventories	(72)	(61)
	Accounts payable and accrued liabilities	(288)	(135)
	Infusion pump and business optimization payments	(84)	(60)
	Other, including pension contributions	53	(162)
	Cash flows from operations	413	371
Cash flows from investing activities	Capital expenditures	(239)	(198)
	Acquisitions and investments	(304)	(14)
	Other	43	—
	Cash flows from investing activities	(500)	(212)
Cash flows from financing activities	Issuances of debt	12	2
	Payments of obligations	(3)	(3)
	Increase in debt with original maturities of three months or less	50	—
	Cash dividends on common stock	(188)	(180)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	161	134
	Purchases of treasury stock	(575)	(637)
	Other	(5)	(4)
	Cash flows from financing activities	(548)	(688)
Effect of currency exchange rate changes on cash and equivalents		2	12
Decrease in cash and equivalents		(633)	(517)
Cash and equivalents at beginning of period		2,905	2,685
Cash and equivalents at end of period		$2,272	$2,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Annual Report).

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the interim periods. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The unaudited interim condensed consolidated financial statements include the accounts of variable interest entities (VIEs) in which Baxter is the primary beneficiary. During the first quarter of 2012, the company did not enter into any new arrangements in which it determined that the company is the primary beneficiary of a VIE. As of March 31, 2012, the carrying amounts of the consolidated VIEs’ assets and liabilities were not material to Baxter’s consolidated financial statements. Refer to Note 4 to the company’s consolidated financial statements in the 2011 Annual Report for further information about the VIEs consolidated by the company.

Certain reclassifications have been made to conform the prior period unaudited interim condensed consolidated financial statements and notes to the current period presentation.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended March 31,
(in millions)	2012	2011
Interest expense, net of capitalized interest	$27	$22
Interest income	(9)	(12)
Net interest expense	$18	$10

Inventories
(in millions)	March 31, 2012	December 31, 2011
Raw materials	$ 673	$ 596
Work in process	855	923
Finished goods	1,209	1,109
Inventories	$2,737	$2,628

Property, plant and equipment, net
(in millions)	March 31, 2012	December 31, 2011
Property, plant and equipment, at cost	$11,117	$10,973
Accumulated depreciation and amortization	(5,480)	(5,448)
Property, plant and equipment (PP&E), net	$ 5,637	$ 5,525

Asset impairments

Baxter has made and continues to make significant investments in assets, including inventory and PP&E, which relate to potential new products or modifications to existing products. Additionally, Baxter has made and continues to make significant investments related to business development activities, which result in the acquisition of certain intangible assets and other long-lived assets. The company’s ability to realize value from these investments is contingent on, among other things, regulatory approvals, market acceptance of new or modified products, and realization of synergies associated with business acquisitions. The company may not be able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.

3. EARNINGS PER SHARE

The numerator for both basic and diluted earnings per share (EPS) is net income attributable to Baxter. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding stock options, restricted stock units (RSUs) and performance share units (PSUs) is reflected in the denominator for diluted EPS using the treasury stock method.

The following is a reconciliation of basic shares to diluted shares.

	Three months ended March 31,
(in millions)	2012	2011
Basic shares	559	577
Effect of dilutive securities	4	4
Diluted shares	563	581

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to unvested PSUs. The computation of diluted EPS excluded stock options to purchase 23 million and 27 million shares for the first quarters of 2012 and 2011, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.

4. ACQUISITIONS AND INVESTMENTS

In the first quarters of 2012 and 2011, net cash outflows related to acquisitions and investments totaled $304 million and $14 million, respectively. The company recorded charges related to business development activities of $48 million in the first quarter of 2012, which principally related to a research and development (R&D) charge and other acquisition-related costs. Business development charges were immaterial in the first quarter of 2011.

Synovis Life Technologies, Inc.

In February 2012, the company acquired Synovis Life Technologies, Inc. (Synovis), a publicly-traded company which develops, manufactures and markets biological and mechanical products for soft tissue repair used in a variety of surgical procedures. Through the acquisition, Baxter has acquired product lines that primarily include medical devices used for soft tissue repair, including PERI-STRIPS DRY, TISSUE-GUARD and VERITAS Collagen Matrix. The addition of Synovis’ product lines complements and expands the portfolio of Baxter’s regenerative medicine product line. Under the terms of the agreement, Baxter acquired Synovis shares at a price of $28 per common share outstanding. The total consideration, net of acquired cash, was $304 million.

The purchase price was allocated to other intangible assets of $115 million and other net assets of $28 million (including marketable securities of $45 million), with the purchase price in excess of net assets acquired of $161 million recorded as goodwill. Goodwill includes expected synergies and other benefits the company believes will result from the acquisition, including an expanded product portfolio and the impact of a larger sales force to support surgeons across a range of procedures. The goodwill is not deductible for tax purposes. The other intangible assets relate to developed technology and are being amortized on a straight-line basis over an estimated average useful life of 12 years.

The final allocation of the purchase price may result in an adjustment to the recognized amounts of assets and liabilities; however, no material adjustments are anticipated. The results of operations, assets and liabilities of Synovis are included in the BioScience segment, and the goodwill is also included in this reporting unit.

Pro forma financial information has not been included because the Synovis acquisition did not have a material impact on the company’s financial position or results of operations.

Momenta Pharmaceuticals, Inc.

In 2011, the company announced a global collaboration with Momenta Pharmaceuticals, Inc. (Momenta) to develop and commercialize follow-on biologic products, also known as biosimilars. Biosimilars replicate existing, branded biologics used in the treatment of a variety of diseases, including cancer, autoimmune disorders and other chronic conditions. In February 2012, Baxter made an upfront cash payment of $33 million to Momenta for the development of up to six follow-on compound products, which was recognized as an R&D charge. Baxter may make additional payments in excess of $100 million over the next several years contingent upon Baxter’s exercise of options and the achievement of technical, development and regulatory milestones with respect to all six products. In addition, the arrangement includes specified funding by Baxter, as well as other responsibilities, relating to development and commercialization activities.

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The latest impairment assessment of goodwill and intangible assets not subject to amortization was completed in the fourth quarter of 2011. Future impairment tests for goodwill and intangible assets not subject to amortization will be performed annually in the fourth quarter, or sooner if indicators of impairment exist. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives.

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	BioScience	Medical Products	Total
Balance as of December 31, 2011	$806	$1,511	$2,317
Additions	161	—	161
Currency translation and other adjustments	2	8	10
Balance as of March 31, 2012	$969	$1,519	$2,488

Goodwill additions in the first quarter of 2012 related to the acquisition of Synovis. Refer to Note 4 for additional information regarding the Synovis acquisition. As of March 31, 2012, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s intangible assets subject to amortization.

(in millions)	Developed technology, including patents	Other	Total
March 31, 2012
Gross other intangible assets	$1,218	$278	$1,496
Accumulated amortization	(525)	(87)	(612)
Other intangible assets, net	$ 693	$191	$ 884

December 31, 2011
Gross other intangible assets	$1,100	$276	$1,376
Accumulated amortization	(504)	(81)	(585)
Other intangible assets, net	$ 596	$195	$ 791

The amortization expense for these intangible assets was $24 million and $17 million in the first quarters of 2012 and 2011, respectively. The anticipated annual amortization expense for intangible assets recorded as of March 31, 2012 is $101 million in 2012, $101 million in 2013, $98 million in 2014, $97 million in 2015, $93 million in 2016 and $73 million in 2017.

The increase in other intangible assets, net in the first quarter of 2012 was primarily related to the acquisition of Synovis. Refer to Note 4 for additional information regarding the Synovis acquisition.

Additionally, as of March 31, 2012 and December 31, 2011, the company had $33 million and $35 million, respectively, of intangible assets not subject to amortization, which included a trademark with an indefinite life and certain acquired in-process R&D associated with products that have not yet received regulatory approval.

6. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion pump charges

In July 2005, the company stopped shipment of COLLEAGUE infusion pumps in the United States. Following a number of Class I recalls relating to the performance of the pumps, as well as the seizure litigation described in Note 11, on July 13, 2010, the U.S. Food and Drug Administration (FDA) issued a final order requiring the company to recall its approximately 200,000 COLLEAGUE infusion pumps then in use in the U.S. market. Pursuant to the terms of the order, Baxter is offering replacement infusion pumps or monetary consideration to owners of COLLEAGUE pumps and expects to complete the recall by July 2012. Under the replacement option, customers may receive Sigma International General Medical Apparatus, LLC (SIGMA) Spectrum infusion pumps in exchange for COLLEAGUE infusion pumps.

In 2010, following the FDA’s issuance of its initial order dated April 30, 2010, the company recorded a charge of $588 million in connection with this recall and other actions the company is undertaking outside of the United States. Of the total charge, $213 million was recorded as a reduction of net sales and $375 million was recorded in cost of sales. The amount recorded in net sales principally related to estimated cash payments to customers. Prior to the charge recorded in 2010, from 2005 through 2009, the company recorded charges and other costs totaling $337 million related to its COLLEAGUE and SYNDEO infusion pumps. In aggregate, the total charges incurred from 2005 to 2011 included $716 million of cash costs and $209 million principally related to asset impairments. The asset impairments related to inventory, lease receivables and other assets relating to the recalled pumps. The reserve for cash costs principally included an estimate of cash refunds or replacement infusion pumps that are being offered to current owners in exchange for their COLLEAGUE infusion pumps. Cash costs also included costs associated with the execution of the remediation and recall programs and customer accommodations.

The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through March 31, 2012.

(in millions)
Charges and adjustments in 2005 through 2011	$ 716
Utilization in 2005 through 2011	(440)
Reserves as of December 31, 2011	276
Utilization	(57)
Reserves as of March 31, 2012	$ 219

The company expects that reserves for remediation activities in the United States will be substantially utilized by the end of 2012, with remaining reserves related to remediation activities outside of the United States continuing to be utilized beyond 2012. The company believes that the remaining infusion pump reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

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

Business optimization charges

In 2011 and 2010, the company recorded charges of $192 million and $257 million, respectively, primarily related to costs associated with optimizing its overall cost structure on a global basis, as the company streamlines its international operations, rationalizes its manufacturing facilities and enhances its general and administrative infrastructure.

The company’s total charges relating to business optimization initiatives since 2009 included cash costs of $409 million, principally pertaining to severance and other employee-related costs in Europe and the United States. Also included in total charges were asset impairments totaling $119 million, which related to fixed assets, inventory and other assets associated with discontinued products and projects.

Refer to the 2011 Annual Report for further information about these charges.

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Charges in 2009 through 2011	$ 409
Utilization in 2009 through 2011	(183)
Currency translation adjustments (CTA)	(1)
Reserves as of December 31, 2011	225
Utilization	(27)
CTA	(2)
Reserves as of March 31, 2012	$ 196

The reserves are expected to be substantially utilized by the end of 2013. The company believes that these reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

7. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Securitization arrangement

For trade receivables originated in Japan, the company has entered into a securitization agreement with a financial institution in which the entire interest in and ownership of the receivable is sold. The company continues to service the receivables in its Japanese securitization arrangement. Servicing assets or liabilities are not recognized because the company receives adequate compensation to service the sold receivables. The Japanese securitization arrangement includes limited recourse provisions, which are not material.

The following is a summary of the activity relating to the securitization arrangement.

	Three months ended March 31,
(in millions)	2012	2011
Sold receivables at beginning of period	$ 160	$ 157
Proceeds from sales of receivables	142	141
Cash collections (remitted to the owners of the receivables)	(158)	(158)
Effect of currency exchange rate changes	(11)	4
Sold receivables at end of period	$ 133	$ 144

The net losses relating to the sales of receivables were immaterial for each period.

Credit facilities and commercial paper

As of March 31, 2012 and December 31, 2011, there were no outstanding borrowings under the company’s credit facilities. Refer to Note 6 to the company’s consolidated financial statements in the 2011 Annual Report for further discussion of the company’s credit facilities.

During the first quarter of 2012, the company issued and redeemed commercial paper, of which $300 million was outstanding as of March 31, 2012, with a weighted-average interest rate of 0.25%.

Concentrations of credit risk

The company invests excess cash in certificates of deposit or money market funds and diversifies the concentration of cash among different financial institutions. With respect to financial instruments, where appropriate, the company has diversified its selection of counterparties, and has arranged collateralization and master-netting agreements to minimize the risk of loss.

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of March 31, 2012, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $592 million (of which $49 million related to Greece). Global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. Global economic conditions, governmental actions and customer-specific factors may require the company to re-evaluate the collectibility of its receivables and the company could potentially incur additional credit losses. These conditions may also impact the stability of the Euro.

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

For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is accumulated in accumulated other comprehensive income (AOCI) and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to other comprehensive income (OCI) over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in net sales, cost of sales, and net interest expense, and primarily relate to forecasted third-party sales denominated in foreign currencies, forecasted intercompany sales denominated in foreign currencies, and anticipated issuances of debt, respectively.

The notional amounts of foreign exchange contracts were $1.6 billion and $1.5 billion as of March 31, 2012 and December 31, 2011, respectively. The notional amounts of interest rate contracts outstanding were $250 million and $200 million as of March 31, 2012 and December 31, 2011, respectively. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2012 is 21 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $500 million as of March 31, 2012 and $675 million as of December 31, 2011.

Dedesignations

If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. If the company removes the cash flow hedge designation because the hedged forecasted transactions are no longer probable of occurring, any gains or losses are immediately reclassified from AOCI to earnings. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the loss or income recognition of the underlying hedged items. If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In the first three months of 2012, the company terminated $175 million of interest rate contracts that had been designated as fair value hedges, which resulted in a net gain of $21 million that was deferred and is being amortized as a reduction of net interest expense over the remaining term of the underlying debt. There were no terminations of interest rate contracts designated as fair value hedges in the first three months of 2011. There were no hedge dedesignations in the first three months of 2012 or 2011 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

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

The total gross notional amount of undesignated derivative instruments was $360 million as of March 31, 2012 and $346 million as of December 31, 2011.

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on the company’s derivative instruments for the three months ended March 31, 2012 and 2011.

	Gain (loss) recognized in OCI		Location of loss in income statement	Loss reclassified from AOCI into income
(in millions)	2012	2011		2012	2011
Cash flow hedges
Interest rate contracts	$ 5	$ —	Net interest expense	$ —	$ —
Foreign exchange contracts	(1)	(1)	Net sales	(1)	(1)
Foreign exchange contracts	3	(26)	Cost of sales	—	(5)
Total	$ 7	$ (27)		$ (1)	$ (6)

				Loss recognized in income
(in millions)			Location of loss in income statement	2012	2011
Fair value hedges
Interest rate contracts			Net interest expense	$(6)	$ (24)

Undesignated derivative instruments
Foreign exchange contracts			Other (income) expense, net	$(8)	$ —

For the company’s fair value hedges, equal and offsetting gains of $6 million and $24 million were recognized in net interest expense in the first quarters of 2012 and 2011, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the first quarter of 2012 was not material.

As of March 31, 2012, less than $1 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of March 31, 2012.

(in millions)	Derivatives in asset positions		Derivatives in liability positions
	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Prepaid expenses and other	$ 1	Accounts payable and accrued liabilities	$ 7
Interest rate contracts	Other long-term assets	51	Other long-term liabilities	—
Foreign exchange contracts	Prepaid expenses and other	42	Accounts payable and accrued liabilities	3
Foreign exchange contracts	Other long-term assets	10	Other long-term liabilities	1
Total derivative instruments designated as hedges		$104		$ 11

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$ 1
Total derivative instruments		$104		$ 12

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2011.

(in millions)	Derivatives in asset positions		Derivatives in liability positions
	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$ 77	Other long-term liabilities	$11
Foreign exchange contracts	Prepaid expenses and other	54	Accounts payable and accrued liabilities	3
Foreign exchange contracts	Other long-term assets	1	Other long-term liabilities	—
Total derivative instruments designated as hedges		$132		$14

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$ 1
Total derivative instruments		$132		$15

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

(in millions)	Balance as of March 31, 2012	Basis of fair value measurement
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 52	$—	$ 52	$ —
Interest rate hedges	52	—	52	—
Available-for-sale securities
Equity securities	27	27	—	—
Municipal securities	17	—	17	—
Corporate bonds	21	—	21	—
U.S. government agency issues	1	—	1	—
Foreign government debt securities	16	—	16	—
Total assets	$186	$27	$159	$ —

Liabilities
Foreign currency hedges	$ 5	$—	$ 5	$ —
Interest rate hedges	7	—	7	—
Contingent payments related to acquisitions and investments	173	—	—	173
Total liabilities	$185	$—	$ 12	$173

(in millions)	Balance as of December 31, 2011	Basis of fair value measurement
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 55	$—	$ 55	$ —
Interest rate hedges	77	—	77	—
Available-for-sale securities
Equity securities	21	21	—	—
Total assets	$153	$21	$132	$ —

Liabilities
Foreign currency hedges	$ 4	$—	$ 4	$ —
Interest rate hedges	11	—	11	—
Contingent payments related to acquisitions and investments	234	—	—	234
Total liabilities	$249	$—	$ 15	$234

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The majority of the derivatives entered into by the company are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs are considered observable and vary depending on the type of derivative, and include contractual terms, interest rate yield curves, foreign exchange rates and volatility. The fair values of municipal securities, corporate bonds, U.S. government agency issues and foreign government debt securities are obtained from pricing services or broker/dealers who use proprietary pricing applications, which include observable market information for like or same securities. The contingent payments are valued using a discounted cash flow technique that reflects management’s expectations about probability of payment, which can range from 0 to 100 percent. Significant increases or decreases in the probability of payment would result in an increase or decrease, respectively, in the fair value.

At March 31, 2012, the company held available-for-sale equity securities that had an amortized cost basis and fair value of $14 million and $27 million, respectively, with $13 million of cumulative unrealized gains. At December 31, 2011, the amortized cost basis and fair value of the available-for-sale equity securities was $14 million and $21 million, respectively, with $7 million in cumulative unrealized gains.

In February 2012, as a result of the company’s acquisition of Synovis, the company acquired marketable securities, which included municipal securities, corporate bonds, and U.S. government agency issues, which have been classified as available-for-sale, with primarily all of these securities maturing within one year. The amortized cost and fair value of the marketable securities as of March 31, 2012 was approximately $39 million. In March 2012, the company’s Greek government debt holdings were restructured into new Greek government bonds with a notional amount of $24 million ranging in maturity from 11 to 30 years, and European Financial Stability Facility bonds with a notional amount of $11 million maturing in one to two years. The company has classified the new bonds as available-for-sale, and both the amortized cost and fair value of these securities as of March 31, 2012 was $16 million, calculated using a discounted cash flow model. In the first quarter of 2012, the company recorded a loss of $5 million in other (income) expense, net related to the write-down of the fair value of the original Greek government bonds of $21 million to the fair value of the new bonds of $16 million. Refer to the 2011 Annual Report and below for more information on the company’s Greek debt holdings. There were no unrealized gains or losses related to these securities at March 31, 2012.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and investments.

(in millions)
Fair value as of December 31, 2011	$234
Additions	—
Unrealized gains recognized in earnings	(61)
Fair value as of March 31, 2012	$173

There were no payments made during the first quarter of 2012. The unrealized gain recognized in earnings included a $53 million gain related to the reduction of the contingent payment liability for sales milestones associated with the 2011 acquisition of Prism Pharmaceuticals, Inc. (Prism), which was reported in other (income) expense, net. The contingent liability was reduced based on updated information indicating that the probability of achieving certain sales milestones was lower than previously expected. The company also evaluated the Prism-related long-lived assets (including intangible assets) for impairment and, based on current projections of undiscounted cash flows, no impairment existed as of March 31, 2012.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized on the condensed consolidated balance sheets and the approximate fair values as of March 31, 2012 and December 31, 2011.

	Book values		Approximate fair values
(in millions)	2012	2011	2012	2011
Assets
Long-term insurance receivables	$ 7	$ 15	$ 7	$ 15
Investments	34	85	36	94

Liabilities
Short-term debt	313	256	313	256
Current maturities of long-term debt and lease obligations	485	190	489	190
Other long-term debt and lease obligations	4,411	4,749	4,988	5,312
Long-term litigation liabilities	49	63	49	62

The following table summarizes the bases used to measure the approximate fair value of the financial instruments as of March 31, 2012.

(in millions)	Balance as of March 31, 2012	Basis of fair value measurement
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Long-term insurance receivables	$ 7	$—	$ 7	$—
Investments	36	—	17	19
Total assets	$ 43	$—	$ 24	$19

Liabilities
Short-term debt	$ 313	$—	$ 313	$—
Current maturities of long-term debt and lease obligations	489	—	489	—
Other long-term debt and lease obligations	4,988	—	4,988	—
Long-term litigation liabilities	49	—	49	—
Total liabilities	$5,839	$—	$5,839	$—

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

Investments in 2012 principally included certain cost method investments and held-to-maturity debt securities. The decrease in investments in the first quarter of 2012 primarily related to the restructuring of the company’s Greek government bonds and subsequent classification as available-for-sale, as discussed above, and the sale of the company’s common stock investment in Enobia Pharma Corporation (Enobia).

Investments in 2011 principally included held-to-maturity debt securities, as well as certain cost method investments. In the first quarter of 2011, certain past due receivables with the Greek government were converted into non-interest bearing bonds with maturities of one to three years. The fair value of these bonds, which were classified as held-to-maturity, was calculated using a discounted cash flow model that incorporated observable inputs, including interest rate yields. Refer to the 2011 Annual Report for more information on the Greek government’s settlement plan and the investment in Enobia.

The fair value of held-to-maturity debt securities is calculated using a discounted cash flow model that incorporates observable inputs, including interest rate yields, which represents a Level 2 basis of fair value measurement. In determining the fair value of cost method investments, the company takes into consideration recent transactions, as well as the financial information of the investee, which represents a Level 3 basis of fair value measurement.

The estimated fair values of current and long-term debt were computed by multiplying price by the notional amount of the respective debt instrument. Price is calculated using the stated terms of the respective debt instrument and yield curves commensurate with the company’s credit risk.

8. SHAREHOLDERS’ EQUITY

Stock-based compensation

Stock compensation expense totaled $28 million in the first quarter of both 2012 and 2011. Approximately 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.

In March 2012, the company awarded its annual stock compensation grants, which consisted of 5.9 million stock options, 866,000 RSUs and 415,000 PSUs.

Stock Options

The fair value of stock options is determined using the Black-Scholes model. Effective with the March 2012 stock compensation grant, the company’s expected volatility assumption is based on a weighted-average of the historical volatility of Baxter’s stock and the implied volatility from traded options on Baxter’s stock, with historical volatility more heavily weighted.

The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant-date fair values, were as follows.

	Three months ended March 31,
	2012	2011
Expected volatility	25%	25%
Expected life (in years)	5.5	5.0
Risk-free interest rate	1.0%	2.2%
Dividend yield	2.3%	2.3%
Fair value per stock option	$10	$10

The total intrinsic value of stock options exercised was $30 million and $21 million during the first quarters of 2012 and 2011, respectively.

As of March 31, 2012, the unrecognized compensation cost related to all unvested stock options of $98 million is expected to be recognized as expense over a weighted-average period of 2.3 years.

Restricted Stock and Performance Share Units

The fair value of RSUs is determined based on the quoted price of the company’s common stock on the date of the grant. As of March 31, 2012, the unrecognized compensation cost related to all unvested RSUs of $80 million is expected to be recognized as expense over a weighted-average period of 2.6 years.

The fair value of PSUs is determined using a Monte Carlo model. The assumptions used in estimating the fair value of PSUs granted during the period, along with the grant-date fair values, were as follows.

	Three months ended March 31,
	2012	2011
Baxter volatility	24%	28%
Peer group volatility	14% – 50%	19% – 55%
Correlation of returns	0.26 – 0.54	0.29 – 0.61
Risk-free interest rate	0.4%	1.2%
Fair value per PSU	$72	$62

As of March 31, 2012, the unrecognized compensation cost related to all unvested PSUs of $45 million is expected to be recognized as expense over a weighted-average period of 2.2 years.

Stock repurchases

As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. During the three months ended March 31, 2012, the company repurchased 10.1 million shares for $575 million under the board of directors’ December 2010 $2.5 billion share repurchase authorization. As of March 31, 2012, $838 million remained available under the December 2010 authorization.

9. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

(in millions)	Three months ended March 31,
	2012	2011
Pension benefits
Service cost	$ 28	$ 28
Interest cost	59	59
Expected return on plan assets	(72)	(76)
Amortization of net losses and other deferred amounts	52	44
Net periodic pension benefit cost	$ 67	$ 55

OPEB
Service cost	$ 1	$ 2
Interest cost	7	7
Amortization of net loss and prior service credit	2	(1)
Net periodic OPEB cost	$ 10	$ 8

In the first quarter of 2011, the company made a discretionary cash contribution to its pension plan in the United States totaling $150 million.

10. INCOME TAXES

The company’s effective income tax rate was 19.7% and 21.1% in the first quarters of 2012 and 2011, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events. The decrease in the effective tax rate in the first quarter of 2012 was primarily due to the gain of $53 million related to the reduction of a contingent payment liability for sales milestones associated with the 2011 acquisition of Prism, for which there was no tax charge. Also contributing to the decrease in the effective tax rate in the first quarter of 2012 was the tax benefit from business development charges of $48 million, primarily related to an R&D charge associated with the company’s global collaboration with Momenta. Refer to Note 7 for additional information regarding the gain associated with the reduction of the Prism-related contingent payment liability and Note 4 for additional information regarding the business development charges.

11. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2012, the company’s total recorded reserves with respect to legal matters were $214 million and the total related receivables were $93 million.

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

Patent litigation

Hemodialysis Litigation

Since April 2003, Baxter has been pursuing a patent infringement action against Fresenius Medical Care Holdings, Inc. for infringement of certain Baxter patents. The patents cover Fresenius’ 2008K hemodialysis instrument. In 2007, the court entered judgment in Baxter’s favor holding the patents valid and infringed, and a jury assessed damages at $14 million for past sales only. In April 2008, the U.S.D.C. for the Northern District of California granted Baxter’s motion for permanent injunction, granted Baxter’s request for royalties on Fresenius’ sales of the 2008K hemodialysis machines during a nine-month transition period before the permanent injunction took effect, and granted a royalty on disposables. In September 2009, the appellate court affirmed Fresenius’ liability for infringing valid claims of Baxter’s main patent, invalidated certain claims of other patents, and remanded the case to the district court to finalize the scope of the injunction and the amount of damages owed to Baxter. In November 2009, the appellate court denied Fresenius’ petition for re-hearing of the appeal. In January 2010, Fresenius consented to reentry of the injunction and sought a new trial to determine royalties, which the district court denied. After a hearing in December 2011, the court entered an order in March 2012 awarding Baxter $9.3 million in royalties, which are in addition to the past damages and interest of $20 million owed by Fresenius to Baxter. In March 2010, the United States Patent and Trademark Office’s (USPTO) appellate board affirmed the previous determination by the USPTO patent examiner that the remaining patent was invalid. The board denied a request for reconsideration and the company has appealed the USPTO’s decision to the same appellate court that affirmed the validity of the patent in September 2009. The appellate hearing was held in February 2012 and a decision is pending.

SIGMA Litigation

In February 2010, CareFusion 303, Inc., a subsidiary of CareFusion Corporation, filed a patent infringement action against SIGMA in the U.S.D.C. for the Southern District of California. CareFusion alleged that SIGMA Spectrum infusion pumps infringe a CareFusion force sensor patent and sought reasonable royalties, lost profits and an injunction to prevent the manufacture of SIGMA Spectrum infusion pumps. In February 2012, a jury found that the SIGMA Spectrum infusion pumps do not infringe the CareFusion patent. A decision on CareFusion’s motion for a new trial is pending.

Product liability litigation

Heparin Litigation

In connection with the recall of heparin products in the United States, approximately 600 lawsuits are pending alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. In June 2008, a number of these federal cases were consolidated in the U.S.D.C. for the Northern District of Ohio for pretrial case management under the Multi District Litigation rules. In September 2008, a number of state court cases were consolidated in Cook County, Illinois for pretrial case management. In June 2011, the first of the state court cases resulted in a verdict in favor of the plaintiffs with an award of $625,000 in compensatory damages. In July 2011, the federal court ruled in Baxter’s favor on certain motions for summary judgment that are expected to result in the dismissal of a significant portion of the cases filed in that court. The next trial is scheduled in state court in July 2012.

Propofol Litigation

The company is a defendant, along with others, in numerous lawsuits filed in state court in Las Vegas, Nevada. These lawsuits allege that health care workers improperly reused vials of propofol during endoscopy procedures, which resulted in the transmission of Hepatitis C to patients. These lawsuits allege that Teva Pharmaceuticals USA, Inc. (Teva) (as the manufacturer) and the company and in some cases McKesson Corporation (as the distributors) improperly designed, manufactured and sold large vials of propofol to these endoscopy centers. Teva has reached agreements to settle substantially all of these matters. The company has been indemnified by Teva in these matters pursuant to an indemnity agreement entered into with Teva in 2009.

General litigation

Baxter is a defendant in a number of suits alleging that certain of the company’s current and former executive officers and its board of directors failed to adequately oversee the operations of the company and issued materially false and misleading statements regarding the company’s plasma-based therapies business, the company’s remediation of its COLLEAGUE infusion pumps, its heparin product, and other quality issues. Plaintiffs allege this action damaged the company and its shareholders by resulting in a decline in stock price in the second quarter of 2010, payment of excess compensation to the board of directors and certain of the company’s current and former executive officers, and other damage to the company. Five derivative suits have been filed on behalf of the company since May 2010 with four having been consolidated for further proceedings in the U.S.D.C. for the Northern District of Illinois and one having been stayed from advancement in the Circuit Court of Lake County. In October 2011, Baxter filed a motion to dismiss the federal actions. In addition, two alleged class actions have been filed against the company and certain of its current executive officers since September 2010 and seek to recover the lost value of investors’ stock and have also been consolidated in the U.S.D.C. for the Northern District of Illinois. In January 2012, the court denied the company’s motion to dismiss certain of the claims related to the class action suits. In April 2012, the court granted the company’s motion to certify an appeal of that decision to the U.S. Court of Appeals for the Seventh Circuit.

The company is a defendant, along with others, in nineteen lawsuits brought in various U.S. federal courts alleging that Baxter and certain of its competitors conspired to restrict output and artificially increase the price of plasma-derived therapies since 2003. The complaints attempt to state a claim for class action relief and in some cases demand treble damages. These cases have been consolidated for pretrial proceedings before the U.S.D.C. for the Northern District of Illinois. In February 2011, the court denied the company’s motion to dismiss certain of the claims and the parties are proceeding with discovery. In January 2012, the court granted the company’s motion to dismiss certain federal claims brought by indirect purchasers.

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

In March 2012, the company received a subpoena from the SEC requesting the production of documents and other records related to the company’s accounting treatment, financial reporting and disclosures relating to the remediation and recall of the company’s COLLEAGUE and SYNDEO infusion pumps. The company is fully cooperating with this investigation.

The company is a defendant, along with others, in less than a dozen lawsuits which allege that Baxter and other defendants manipulated product reimbursements by, among other things, reporting artificially inflated average wholesale prices (AWP) for Medicare and Medicaid eligible drugs. The cases have been consolidated for pretrial purposes before the U.S.D.C. for the District of Massachusetts. A class settlement has resolved Medicare Part B claims and independent health plan claims against Baxter and others after approval by that court in December 2011. Baxter has also resolved a number of other AWP cases brought by state attorneys general and other plaintiffs, including a qui tam action which was settled and fully reserved for in September 2011.

In April 2010, the company received a letter request from the Office of the United States Attorney for the Eastern District of Pennsylvania to produce documents related to the company’s contracting, marketing and promotional, and historical government price reporting practices in the United States. The company subsequently received a subpoena from the Office of the United States Attorney for the Eastern District of Pennsylvania in November 2011 requesting the production of additional information related to this matter. In October 2010, the company received a letter request from the Office of the United States Attorney for the Northern District of California to produce documents related to the company’s marketing and promotional practices including company-sponsored programs for patients. In April 2012, the company was informed by the government that it was declining to intervene in the pending qui tam action related to this matter. While the company continues to fully cooperate with the federal government with respect to these investigations and has produced documents, witnesses and other information, there can be no assurance that the scope of either matter will not be expanded or that either matter will not result in civil or criminal penalties or otherwise adversely affect the company’s business, financial position or results of operations. Independent of these matters, the company has been engaged in an internal review of its historical price reporting submissions during the period of 2008 through 2010. As a result of this review, the company submitted certain historical rebate and discount adjustments to the applicable government agencies in the first quarter of 2012. Such adjustments were reflected in the charge recorded by the company in the third quarter of 2011.

The company has received an inquiry from the U.S. Department of Justice and the SEC requesting that the company provide information about its business activities in a number of countries. The company is fully cooperating with the agencies and understands that this inquiry is part of a broader review of industry practices for compliance with the U.S. Foreign Corrupt Practices Act.

12. SEGMENT INFORMATION

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

Also included in the Medical Products business are revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal Inc. related to the 2007 divestiture of the Transfusion Therapies business. Post-divestiture revenues associated with these transition agreements, which had previously been reported at the corporate level (Corporate) and not allocated to a segment, totaled $10 million and $8 million in the first quarters of 2012 and 2011, respectively. The prior period segment presentation has been recast to conform to the current period presentation.

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

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, deferred income taxes, and certain litigation liabilities and related receivables.

Included in the BioScience segment’s pre-tax income in the first quarter of 2012 were charges related to business development activities of $43 million, which principally related to an R&D charge associated with the company’s global collaboration with Momenta and other acquisition-related costs. Included in the Medical Products segment’s pre-tax income in the first quarter of 2012 was the $53 million gain related to the reduction of the contingent payment liability for sales milestones associated with the 2011 acquisition of Prism and business development charges of $5 million.

Financial information for the company’s segments is as follows.

	Three months ended March 31,
(in millions)	2012	2011
Net sales
BioScience	$1,462	$1,408
Medical Products	1,926	1,876
Total net sales	$3,388	$3,284

Pre-tax income
BioScience	$ 503	$ 579
Medical Products	405	357
Total pre-tax income from segments	$ 908	$ 936

The following is a reconciliation of segment pre-tax income to income before income taxes per the condensed consolidated statements of income.

	Three months ended March 31,
(in millions)	2012	2011
Total pre-tax income from segments	$ 908	$ 936
Unallocated amounts
Stock compensation	(28)	(28)
Net interest expense	(18)	(10)
Certain foreign currency fluctuations and hedging activities	7	(3)
Other Corporate items	(137)	(164)
Income before income taxes	$ 732	$ 731

13. SUBSEQUENT EVENT – EXERCISE OF SIGMA PURCHASE OPTION

In April 2012, the company exercised its option to purchase the remaining equity of SIGMA for a cash payment of $90 million. Since the 2009 acquisition of a 40% equity stake in SIGMA, the company has consolidated the financial statements of SIGMA. The company does not expect the exercise of the option to have a material impact on the company’s results of operations in 2012. Refer to the 2011 Annual Report for further information regarding the company’s 2009 agreement with SIGMA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three months ended March 31, 2012.

RESULTS OF OPERATIONS

NET SALES

	Three months ended March 31,		Percent change
(in millions)	2012	2011	At actual currency rates	At constant currency rates
BioScience	$1,462	$1,408	4%	5%
Medical Products	1,926	1,876	3%	3%
Total net sales	$3,388	$3,284	3%	4%

	Three months ended March 31,		Percent change
(in millions)	2012	2011	At actual currency rates	At constant currency rates
International	$1,920	$1,862	3%	5%
United States	1,468	1,422	3%	3%
Total net sales	$3,388	$3,284	3%	4%

Foreign currency unfavorably impacted net sales by 1 percentage point in the three months ended March 31, 2012, as the strengthening of the U.S. Dollar relative to the Euro more than offset the weakening of the U.S. Dollar relative to the Japanese Yen and Australian Dollar. Total net sales growth of 3% (or 4% excluding the impact of foreign currency) was primarily driven by improved sales volumes (demand).

The comparisons presented at constant currency rates reflect comparative local currency sales at the prior period’s foreign exchange rates. This measure provides information on the change in net sales assuming that foreign currency exchange rates have not changed between the prior and the current period. The company believes that the non-GAAP (generally accepted accounting principles) measure of change in net sales at constant currency rates, when used in conjunction with the GAAP measure of change in net sales at actual currency rates, may provide a more complete understanding of the company’s operations and can facilitate a fuller analysis of the company’s results of operations, particularly in evaluating performance from one period to another.

BioScience

The following is a summary of net sales by product category in the BioScience segment.

	Three months ended March 31,		Percent change
(in millions)	2012	2011	At actual currency rates		At constant currency rates
Recombinants	$ 533	$ 512	4%		5%
Antibody Therapy	388	374	4%		5%
Plasma Proteins	316	308	3%		4%
Regenerative Medicine	154	140	10%		11%
Other	71	74	(4%	)	(3%	)
Total net sales	$1,462	$1,408	4%		5%

Net sales in the BioScience segment increased 4% during the first quarter of 2012 (including a 1 percentage point unfavorable impact from foreign currency). Excluding the impact of foreign currency, the principal drivers were the following:

•	In the Recombinants product category, sales growth was driven by strong global demand for the company’s recombinant therapies, partially offset by lower tender sales in international markets.

•

Sales in the Antibody Therapy product category increased globally as a result of strong demand for the company’s immunoglobulin therapies, including GAMMAGARD LIQUID [Immune Globulin Intravenous (Human)] (marketed as KIOVIG outside of the United States), the liquid formulation of the antibody replacement therapy IGIV (immune globulin intravenous).

•

Sales growth in the Plasma Proteins product category reflected strong global demand for FEIBA (an anti-inhibitor coagulant complex). This performance was partially offset by lower sales of plasma-derived factor VIII.

•

In the Regenerative Medicine product category, sales increased from the first quarter 2012 acquisition of Synovis Life Technologies, Inc. (Synovis), a biological and mechanical products company based in the United States, and increased global demand for FLOSEAL. Partially offsetting this growth were lower U.S. sales of ACTIFUSE.

Medical Products

The following is a summary of net sales by product category in the Medical Products segment.

	Three months ended March 31,		Percent change
(in millions)	2012	2011	At actual currency rates		At constant currency rates
Renal	$ 588	$ 587	0%		1%
Global Injectables	505	517	(2%	)	(2%	)
IV Therapies	472	428	10%		12%
Infusion Systems	208	211	(1%	)	(1%	)
Anesthesia	138	118	17%		18%
Other	15	15	0%		(13%	)
Total net sales	$1,926	$1,876	3%		3%

Net sales in the Medical Products segment increased 3% in the first quarter of 2012 (with no meaningful impact from foreign currency). Excluding the impact of foreign currency, the principal drivers were the following:

•

In the Renal product category, the favorable impact of growth in the number of peritoneal dialysis patients in Asia, Latin America and the United States was partially offset by lower sales of hemodialysis products.

•

Within the Global Injectables product category, the divestiture of the U.S. multi-source generic injectables business unfavorably impacted total net sales growth by 8 percentage points during the first quarter of 2012. Refer to the 2011 Annual Report for further information regarding this May 2011 divestiture. Excluding the U.S. multi-source generic injectables business, sales growth was driven by improved pricing in the United States on select injectable therapeutics, including cyclophosphamide, a generic oncology drug, and the contribution from the fourth quarter 2011 acquisition of Baxa Corporation (Baxa).

•

IV Therapies sales growth was driven primarily by an increase in demand and improved pricing in the United States for IV solutions products, as well as the favorable impact of Baxa-related sales during the quarter and increased international demand for nutrition products.

•

In the Infusion Systems product category, the favorable impact of an increase in installations of Sigma International General Medical Apparatus, LLC (SIGMA) Spectrum infusion pumps in the United States was more than offset by a decline in global sales of access sets used in the administration of IV solutions, which was expected as the company nears completion of the transition to the SIGMA Spectrum infusion pumps.

•

Sales growth in the Anesthesia product category was driven primarily by increased demand and improved pricing for SUPRANE (desflurane) and improved demand for generic sevoflurane. Partially offsetting this sales growth were continued competitive pricing pressures related to generic sevoflurane.

•

The Other product category includes revenues of $10 million and $8 million for the three months ended March 31, 2012 and 2011, respectively, associated with manufacturing, distribution and other services provided by the company to Fenwal Inc. subsequent to the divestiture of the Transfusion Therapies business in 2007, which had previously been reported separately.

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended March 31,		Change
(as a percentage of net sales)	2012	2011
Gross margin	50.6%	51.0%	(0.4 pts	)
Marketing and administrative expenses	22.2%	21.8%	0.4 pts

Gross Margin

The gross margin percentage in the first quarter of 2012 was favorably impacted by sales growth in higher margin products in the BioScience and Medical Products segments and the resolution of prior year manufacturing issues at the company’s Castlebar, Ireland facility. However, these margin improvements were more than offset by several factors, including incremental expenses and margin dilution from business development activities, austerity measures, increased pension expense, and the impact from recent recombinant factor VIII tenders.

Marketing and Administrative Expenses

The increase in the marketing and administrative expense ratio in the first quarter of 2012 was principally due to an increase in pension expense, acquisition-related costs incurred during the first quarter of 2012, and increased spending on marketing and promotional programs. Also contributing to the increase were additional expenses related to the operations of Synovis and Baxa, which were not fully offset by additional sales from the acquired businesses. The factors identified above were partially offset by savings from the company’s business optimization initiatives and the company’s continued focus on controlling discretionary spending.

RESEARCH AND DEVELOPMENT

	Three months ended March 31,		Percent change
(in millions)	2012	2011
Research and development expenses	$269	$214	26%
As a percentage of net sales	7.9%	6.5%

Research and development (R&D) expenses increased by $55 million in the first quarter of 2012 primarily as a result of an R&D charge of $33 million associated with the company’s global collaboration with Momenta Pharmaceuticals, Inc. (Momenta) to develop and commercialize follow-on biologic products. Refer to Note 4 for further information regarding the Momenta global collaboration.

Additionally, the company continues to invest in a number of late-stage R&D programs across the product pipeline. Refer to the 2011 Annual Report for a discussion of the company’s R&D pipeline.

NET INTEREST EXPENSE

Net interest expense was $18 million and $10 million in the first quarters of 2012 and 2011, respectively. The increase in the first three months of 2012 was principally driven by an increase in interest rates and the issuance of $500 million 1.85% senior, unsecured notes in December 2011, as well as lower interest income.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net was $57 million of income and $4 million of expense in the first quarters of 2012 and 2011, respectively. In 2012, other (income) expense, net included a gain of $53 million related to the reduction of a contingent payment liability for sales milestones associated with the 2011 acquisition of Prism Pharmaceuticals, Inc. (Prism). Additionally, other (income) expense, net included the benefit from a net loss attributable to noncontrolling interests of $7 million, which has been prospectively classified as other (income) expense, net effective January 1, 2012.

Also included in other (income) expense, net were amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency.

PRE-TAX INCOME

Refer to Note 12 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience

Pre-tax income decreased 13% in the first quarter of 2012. Included in pre-tax income during the current period were charges related to business development activities of $43 million, which principally related to an R&D charge associated with the company’s global collaboration with Momenta and other acquisition-related costs. Also contributing to the decrease in pre-tax income during the first quarter of 2012 was an increase in spending on R&D and new marketing and promotional programs. The decrease in pre-tax income was partially offset by sales growth for certain higher margin products.

Medical Products

Pre-tax income increased 13% in the first quarter of 2012. Included in pre-tax income during the current period was a gain of $53 million related to the reduction of a contingent payment liability for sales milestones associated with the 2011 acquisition of Prism and business development charges of $5 million. Excluding the impact of the above items, pre-tax income during the first quarter of 2012 was flat compared to the first quarter of 2011 as the impact of sales growth of higher margin products and the favorable impact of the resolution of prior year manufacturing issues at the company’s Castlebar, Ireland facility were fully offset by increases in R&D spending and marketing and administrative expenses related to the operations of recently acquired Baxa.

Other

Certain items are maintained at the company’s corporate level and are not allocated to the segments. These amounts are detailed in the table in Note 12 and primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign currency fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, deferred income taxes, and certain litigation liabilities and related insurance receivables. Refer to Note 8 regarding stock compensation expense, and the previous discussion for further information regarding net interest expense.

INCOME TAXES

The company’s effective income tax rate was 19.7% and 21.1% in the first quarters of 2012 and 2011, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events. The decrease in the effective tax rate in the first quarter of 2012 was primarily due to the gain of $53 million related to the reduction of a contingent payment liability for sales milestones associated with the 2011 acquisition of Prism, for which there was no tax charge. Also contributing to the decrease in the effective tax rate in the first quarter of 2012 was the tax benefit from business development charges of $48 million, primarily related to an R&D charge associated with the company’s global collaboration with Momenta. Refer to Note 7 for additional information regarding the gain associated with the reduction of the Prism-related contingent payment liability and Note 4 for additional information regarding the business development charges.

The company anticipates that the effective tax rate for the full-year 2012 will be approximately 22%, excluding the impact of audit developments and other special items.

INCOME AND EARNINGS PER DILUTED SHARE

Net income attributable to Baxter was $588 million, or $1.04 per diluted share, for the first quarter of 2012 and $570 million, or $0.98 per diluted share, in the prior year quarter. The significant factors and events contributing to the changes are discussed above. Also, net income per diluted share was positively impacted by the repurchase of 10.1 million shares during the first three months of 2012. Refer to Note 8 for further information regarding the company’s stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from operations

Cash flows from operations increased during the first quarter of 2012 as compared to the prior year, totaling $413 million in 2012 and $371 million in 2011. The change in cash flows from operations was impacted by the factors discussed below, as well as the unfavorable impact of lower earnings (before non-cash items).

Accounts Receivable

Cash flows relating to accounts receivable increased during the first quarter of 2012 as compared to the prior year, primarily due to collections of past due balances in certain markets outside of the United States. However, days sales outstanding increased from 53.5 days as of December 31, 2011 to 58.0 days as of March 31, 2012 as the impact of these collections was more than offset by longer collection periods in international markets and an unfavorable impact from foreign currency.

Inventories

Cash outflows relating to inventories increased in 2012 as compared to the prior year. The following is a summary of inventories as of March 31, 2012 and December 31, 2011, as well as annualized inventory turns for the first quarters of 2012 and 2011, by segment.

	Inventories		Annualized inventory turns for the three months ended March 31,
(in millions, except inventory turn data)	March 31,	December 31,
	2012	2011	2012	2011
BioScience	$1,702	$1,627	1.36	1.37
Medical Products	1,035	1,001	3.94	4.15
Total company	$2,737	$2,628	2.33	2.44

Other

Cash outflows related to accounts payable and accrued liabilities were $288 million in the first three months of 2012 compared to $135 million in the first three months of 2011, with the increase primarily driven by the timing of payments to certain suppliers, payroll timing and increased litigation-related payments.

Payments related to the execution of the COLLEAGUE infusion pump recall and the company’s business optimization initiatives increased from $60 million in the first three months of 2011 to $84 million during the first three months of 2012. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump recall and the business optimization initiatives. Other cash inflows increased in the three months ended March 31, 2012 to $53 million from cash outflows of $162 million in the three months ended March 31, 2011, principally due to the impact of a discretionary cash contribution of $150 million in the first quarter of 2011 to the company’s pension plan in the United States, and cash inflows related to the termination of interest rate swaps in the first quarter of 2012.

Cash flows from investing activities

Capital Expenditures

Capital expenditures increased by $41 million in the first quarter of 2012, from $198 million in 2011 to $239 million in 2012. The company’s investments in capital expenditures are focused on projects that enhance the company’s cost structure and manufacturing capabilities and support the company’s strategy of geographic expansion with select investments in growing markets. In April 2012, the company announced the selection of a site in Covington, Georgia for a new manufacturing facility to support longer-term growth of the company’s plasma-based treatments. The construction on this facility will begin during 2012 and is expected to be completed by 2018. Baxter plans to invest more than $1 billion over the next five years in the facility.

In addition, the company continues to invest to support the company’s ongoing strategic focus on R&D with the expansion of facilities, pilot manufacturing sites and laboratories. Capital expenditures also included the company’s multi-year initiative to implement a global enterprise resource planning system that will consolidate and standardize business processes, data and systems.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $304 million in the first quarter of 2012 related to the acquisition of Synovis. Refer to Note 4 for further information about this acquisition.

Other

Other investing cash flows increased during the first quarter of 2012 primarily due to the sale of certain investments, including $19 million of proceeds from the sale of the common stock of Enobia Pharma Corporation.

Cash flows from financing activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations totaled $59 million in the first quarter of 2012 and primarily related to the issuance of commercial paper during the three months ended March 31, 2012. Net cash outflows related to debt and other financing obligations totaled $1 million in the first quarter of 2011.

Other Financing Activities

Cash dividend payments totaled $188 million and $180 million in the first quarters of 2012 and 2011, respectively. The increase in cash dividend payments was primarily due to an approximate 8% increase in the quarterly dividend rate compared to the prior year, partially offset by the impact of a lower number of common shares outstanding as a result of the company’s stock repurchase program. In February 2012, the board of directors declared a quarterly dividend of $0.335 per share, which was paid on April 2, 2012 to shareholders of record as of March 9, 2012.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans increased by $27 million, from $134 million in the first quarter of 2011 to $161 million in the first quarter of 2012, due to increases in stock option exercises and the weighted-average exercise price of the stock options that were exercised.

Stock repurchases totaled $575 million and $637 million in the first quarters of 2012 and 2011, respectively. As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In December 2010, the board of directors authorized repurchases of up to $2.5 billion of the company’s common stock. As of March 31, 2012, $838 million remained available under the December 2010 authorization.

CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS

Credit facilities

The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in June 2015. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $399 million as of March 31, 2012, which matures in January 2013. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. As of March 31, 2012, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of the two outstanding facilities as of March 31, 2012. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment. Refer to Note 6 to the company’s consolidated financial statements in the 2011 Annual Report for further discussion of the company’s credit facilities.

Access to capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.3 billion of cash and equivalents as of March 31, 2012. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions. While the company’s cash positions fluctuate, a significant portion of the company’s cash and equivalents is generally held in foreign jurisdictions. However, the company has adequate cash available to meet operating requirements in each jurisdiction in which the company operates.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of March 31, 2012, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $592 million (of which $49 million related to Greece). Global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. Global economic conditions, governmental actions and customer-specific factors may require the company to re-evaluate the collectibility of its receivables and the company could potentially incur additional credit losses. These conditions may also impact the stability of the Euro.

In March 2012, the company’s Greek government debt holdings were restructured into new Greek government bonds with a notional amount of $24 million ranging in maturity from 11 to 30 years, and European Financial Stability Facility bonds with a notional amount of $11 million maturing in one to two years. Refer to Note 7 for further information.

Credit ratings

There were no changes in the company’s credit ratings in the first three months of 2012. Refer to the 2011 Annual Report for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2011 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2011 Annual Report. Other than changes required due to the issuance of new accounting pronouncements, there have been no significant changes in the company’s application of its critical accounting policies during the first quarter of 2012.

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

CERTAIN REGULATORY MATTERS

In July 2010, the U.S. Food and Drug Administration (FDA) issued a final order regarding the recall of the company’s COLLEAGUE infusion pumps currently in use in the United States. The company expects to complete the recall by July 2012. As discussed in Note 6, the company has recorded a number of charges in connection with its COLLEAGUE infusion pumps, including related to the FDA’s order and other actions the company is undertaking outside the United States. It is possible that substantial additional cash and non-cash charges, including significant asset impairments related to the COLLEAGUE infusion pumps and related businesses, may be required in future periods based on new information, changes in estimates, the implementation of the recall in the United States, and other actions the company may be required to undertake in markets outside of the United States.

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

While the company continues to work to resolve the issues described above, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional regulation will not be introduced that may adversely affect the company’s operations and consolidated financial statements. Please see Item 1A of the company’s 2011 Annual Report on Form 10-K for additional discussion of regulatory matters.

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, the recall of the company’s COLLEAGUE infusion pumps, credit exposure to foreign governments, contingent payments, estimates of liabilities, the company’s exposure to financial market volatility and foreign currency and interest rate risks, business development activities, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility, the adequacy of credit facilities and reserves, the effective tax rate in 2012, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:

•	demand for and market acceptance risks and competitive pressures related to new and existing products, such as ADVATE and plasma-based therapies (including Antibody Therapy), and other therapies;

•	fluctuations in supply and demand and the pricing of plasma-based therapies;

•	the impact of U.S. healthcare reform and other similar actions undertaken by foreign governments with respect to pricing, reimbursement, taxation and rebate policies;

•

additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	future actions of third parties including third party payers, as healthcare reform and other similar measures are implemented in the United States and globally;

•	the company’s ability to identify business development and growth opportunities;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•

future actions of the FDA, the European Medicines Agency or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO infusion pumps;

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

•

other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described in Item 1A in the company’s Form 10-K for the year ended December 31, 2011, all of which are available on the company’s website.

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2012 is 21 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. On January 8, 2010, the Venezuelan government devalued the official exchange rate of 2.15 relative to the U.S. Dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, was changed to 2.6, while the rate for payments for non-essential goods was changed to 4.3. In 2010, the majority of the company’s products imported into Venezuela were classified as essential goods. Effective January 1, 2011, the Venezuelan government devalued the official currency for imported goods classified as essential to 4.3. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company. As of March 31, 2012, the company’s subsidiary in Venezuela had net assets of $31 million denominated in the Venezuelan Bolivar. In 2012, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at March 31, 2012, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net asset balance of $30 million would decrease by $50 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at March 31, 2012 by replacing the actual exchange rates at March 31, 2012 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2011 Annual Report. There were no significant changes during the quarter ended March 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2012. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

In the second quarter of 2010, the company began the implementation of a new global enterprise resource planning system. In addition, the company is consolidating and outsourcing certain computer operations and application support activities. These multi-year initiatives will be conducted in phases and include modifications to the design and operation of controls over financial reporting. The company is testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and has monitoring controls in place over the implementation of these changes. There have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and 2011 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2012, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2012 and 2011 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of income, of cash flows and of changes in equity and comprehensive income for the year then ended, and in our report dated February 23, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

May 3, 2012

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Item 1, Note 11 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about the company’s common stock repurchases during the three-month period ended March 31, 2012.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
January 1, 2012 through January 31, 2012	1,090,000	$50.46	1,090,000
February 1, 2012 through February 29, 2012	3,934,000	$56.79	3,934,000
March 1, 2012 through March 31, 2012	5,050,000	$58.74	5,050,000
Total	10,074,000	$57.08	10,074,000	$838,216,912

(1)	In December 2010, the company announced that its board of directors authorized the company to repurchase up to $2.5 billion of its common stock on the open market or in private transactions. During the first quarter of 2012, the company repurchased 10.1 million shares for $575 million under this program. This program does not have an expiration date.

Item 6. Exhibits

Exhibit Index:

Exhibit Number	Description
15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: May 3, 2012	By:	/s/ Robert J. Hombach
Robert J. Hombach
Corporate Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)