Form 10-Q
period 2012-06-30
BAXTER INTERNATIONAL INC
filed 2012-08-02
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-4448

BAXTER INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	36-0781620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Baxter Parkway, Deerfield, Illinois	60015-4625
(Address of principal executive offices)	(Zip Code)

224-948-2000
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

Yes ☐ No ☑

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 30, 2012 was 547,231,164 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$3,572	$3,536	$6,960	$6,820
Cost of sales	1,700	1,701	3,374	3,310
Gross margin	1,872	1,835	3,586	3,510
Marketing and administrative expenses	789	765	1,541	1,481
Research and development expenses	306	239	575	453
Net interest expense	22	15	40	25
Other (income) expense, net	(62)	13	(119)	17
Income before income taxes	817	803	1,549	1,534
Income tax expense	156	174	300	328
Net income	661	629	1,249	1,206
Less: Net income attributable to noncontrolling interests	—	14	—	21
Net income attributable to Baxter International Inc. (Baxter)	$ 661	$ 615	$1,249	$1,185

Net income attributable to Baxter per common share
Basic	$ 1.20	$ 1.08	$ 2.25	$ 2.07

Diluted	$ 1.19	$ 1.07	$ 2.24	$ 2.05

Weighted-average number of common shares outstanding
Basic	550	570	554	573

Diluted	553	575	558	578

Cash dividends declared per common share	$0.335	$0.310	$0.670	$0.620

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$661	$629	$1,249	$1,206
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax (benefit) expense of ($29) and $10 for the three months ended June 30, 2012 and 2011, respectively, and $2 and $39 for the six months ended June 30, 2012 and 2011, respectively	(322)	70	(221)	330
Pension and other employee benefits, net of tax expense of $20 and $16 for the three months ended June 30, 2012 and 2011, respectively, and $39 and $29 for the six months ended June 30, 2012 and 2011, respectively	41	25	73	44
Hedging activities, net of tax (benefit) expense of ($3) and $2 for the three months ended June 30, 2012 and 2011, respectively, and $0 and ($6) for the six months ended June 30, 2012 and 2011, respectively	(4)	5	1	(8)
Other, net of tax benefit of ($2) and $0 for the three months ended June 30, 2012 and 2011, respectively, and $0 and ($1) for the six months ended June 30, 2012 and 2011, respectively	(3)	(1)	1	(2)
Total other comprehensive (loss) income, net of tax	(288)	99	(146)	364
Comprehensive income	373	728	1,103	1,570
Less: Comprehensive income attributable to noncontrolling interests	—	10	—	18
Comprehensive income attributable to Baxter	$373	$718	$1,103	$1,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		June 30, 2012	December 31, 2011
Current assets	Cash and equivalents	$ 2,353	$ 2,905
	Accounts and other current receivables, net	2,225	2,420
	Inventories	2,730	2,628
	Prepaid expenses and other	740	697
	Total current assets	8,048	8,650
Property, plant and equipment, net		5,623	5,525
Other assets	Goodwill	2,467	2,317
	Other intangible assets, net	887	826
	Other	1,421	1,755
	Total other assets	4,775	4,898
Total assets		$18,446	$19,073

Current liabilities	Short-term debt	$ 385	$ 256
	Current maturities of long-term debt and lease obligations	497	190
	Accounts payable and accrued liabilities	3,988	4,411
	Total current liabilities	4,870	4,857
Long-term debt and lease obligations		4,432	4,749
Other long-term liabilities		2,532	2,639
Commitments and contingencies
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2012 and 2011	683	683
	Common stock in treasury, at cost, 135,653,234 shares in 2012 and 122,524,448 shares in 2011	(7,466)	(6,719)
	Additional contributed capital	5,765	5,783
	Retained earnings	10,306	9,429
	Accumulated other comprehensive loss	(2,737)	(2,591)
	Total Baxter shareholders’ equity	6,551	6,585
	Noncontrolling interests	61	243
	Total equity	6,612	6,828
Total liabilities and equity		$18,446	$19,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Six months ended June 30,
		2012	2011
Cash flows from operations	Net income	$1,249	$1,206
	Adjustments
	Depreciation and amortization	355	327
	Deferred income taxes	119	160
	Stock compensation	63	61
	Realized excess tax benefits from stock issued under employee benefit plans	(8)	(13)
	Other	(147)	18
	Changes in balance sheet items
	Accounts and other current receivables, net	114	(157)
	Inventories	(100)	(214)
	Accounts payable and accrued liabilities	(224)	(124)
	Infusion pump and business optimization payments	(163)	(147)
	Other, including pension contributions	98	(114)
	Cash flows from operations	1,356	1,003
Cash flows from investing activities	Capital expenditures	(503)	(408)
	Acquisitions and investments	(321)	(202)
	Divestiture and other investing activities	74	106
	Cash flows from investing activities	(750)	(504)
Cash flows from financing activities	Issuances of debt	12	4
	Payments of obligations	(5)	(7)
	Increase in debt with original maturities of three months or less	125	—
	Cash dividends on common stock	(374)	(358)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	180	304
	Purchases of treasury stock	(960)	(1,115)
	Other	(102)	(14)
	Cash flows from financing activities	(1,124)	(1,186)
Effect of currency exchange rate changes on cash and equivalents		(34)	20
Decrease in cash and equivalents		(552)	(667)
Cash and equivalents at beginning of period		2,905	2,685
Cash and equivalents at end of period		$2,353	$2,018

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

The unaudited interim condensed consolidated financial statements include the accounts of variable interest entities (VIEs) in which Baxter is the primary beneficiary. During the six months ended June 30, 2012, the company exercised its option to purchase the remaining equity of Sigma International General Medical Apparatus, LLC (SIGMA), which Baxter previously consolidated as the primary beneficiary of the VIE. Additionally, the company did not enter into any new arrangements in which it determined that it was the primary beneficiary of a VIE. As a result, there were no VIEs consolidated by the company as of June 30, 2012. Refer to Note 4 for additional information about the SIGMA option exercise and the 2011 Annual Report for further information about VIEs previously consolidated by the company.

Certain reclassifications have been made to conform the prior period unaudited interim condensed consolidated financial statements and notes to the current period presentation.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Interest expense, net of capitalized interest	$27	$22	$54	$44
Interest income	(5)	(7)	(14)	(19)
Net interest expense	$22	$15	$40	$25

Inventories

(in millions)	June 30, 2012	December 31, 2011
Raw materials	$ 667	$ 596
Work in process	892	923
Finished goods	1,171	1,109
Inventories	$2,730	$2,628

Property, plant and equipment, net

(in millions)	June 30, 2012	December 31, 2011
Property, plant and equipment, at cost	$11,121	$10,973
Accumulated depreciation and amortization	(5,498)	(5,448)
Property, plant and equipment (PP&E), net	$ 5,623	$ 5,525

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

Net sales related to the U.S. multi-source generic injectables business, which were reported in the Medical Products segment prior to the divestiture, totaled $20 million and $58 million in the second quarter and the first six months of 2011, respectively. Pre-tax earnings related to this business were not significant to Baxter’s consolidated financial statements.

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

The following is a reconciliation of basic shares to diluted shares.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Basic shares	550	570	554	573
Effect of dilutive securities	3	5	4	5
Diluted shares	553	575	558	578

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to unvested PSUs. The computation of diluted EPS excluded stock options to purchase 23 million and 18 million shares for the second quarters of 2012 and 2011, respectively, and 23 million and 20 million for the six months ended June 30, 2012 and 2011, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.

4. ACQUISITIONS AND INVESTMENTS

In the first six months of 2012 and 2011, net cash outflows related to acquisitions and investments totaled $321 million and $202 million, respectively. The company recorded charges related to business development activities of $48 million in the first quarter of 2012 and $30 million in the second quarter of 2012, which principally related to research and development (R&D) charges and other acquisition-related costs. Business development charges were immaterial during the first six months of 2011.

As of June 30, 2012, the company’s consolidated balance sheet included contingent payment liabilities of $99 million related to acquisitions and investments. During the first six months of 2012, the company recognized gains of $53 million in the first quarter of 2012 and $38 million in the second quarter of 2012 for the reduction of certain contingent payment liabilities related to the prior acquisitions of Prism Pharmaceuticals, Inc. (Prism) and ApaTech Limited (ApaTech), respectively. Refer to Note 7 for additional information.

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

SIGMA

In April 2012, the company exercised its option to purchase the remaining equity of SIGMA for a cash payment of $90 million. Since the 2009 acquisition of a 40% stake in SIGMA, the company has consolidated the financial statements of SIGMA, with the equity owned by existing SIGMA equity holders reported as noncontrolling interests. As a result, the exercise of the option was treated as an equity transaction and no additional assets were recognized by Baxter related to the additional ownership interest acquired. On the date of exercise, the carrying value of the noncontrolling interest was eliminated to reflect Baxter’s change in ownership interest in SIGMA’s equity and the carrying value of the call option was also eliminated. The exercise of the SIGMA purchase option had no direct impact on the company’s results of operations, and the payment was classified as a financing activity on the consolidated statement of cash flows. Effective as of the date of the option exercise, 100% of SIGMA’s pre-tax income has been reflected in the company’s results of operations.

Refer to the 2011 Annual Report for further information regarding the company’s 2009 agreement with SIGMA.

Chatham Therapeutics, LLC

In May 2012, Baxter executed an exclusive agreement with Chatham Therapeutics, LLC (Chatham), an affiliate of Asklepios BioPharmaceutical, Inc., for the development and commercialization of potential treatments for hemophilia B utilizing Chatham’s gene therapy technology. Under the agreement, Baxter and Chatham will investigate Chatham’s gene therapy technology through U.S.-based hemophilia B clinical trials and Baxter has global rights for the marketing and commercialization of new treatments. In the second quarter of 2012, Baxter recognized an R&D charge of $30 million related to upfront cash payments associated with the execution of the agreement. Baxter may make additional payments of up to $60 million over the next several years related to the achievement of development and commercial milestones. In addition, Baxter has certain responsibilities related to development and commercialization activities under the agreement.

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Impairment tests for goodwill and intangible assets not subject to amortization are performed annually in the fourth quarter, or sooner if indicators of impairment exist. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives.

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	BioScience	Medical Products	Total
Balance as of December 31, 2011	$806	$1,511	$2,317
Additions	161	19	180
Currency translation and other adjustments	(6)	(24)	(30)
Balance as of June 30, 2012	$961	$1,506	$2,467

Goodwill additions in the first six months of 2012 principally related to the first quarter acquisition of Synovis and an additional $19 million from the second quarter acquisition of the remaining equity of Laboratoire Fasonut, a privately-held French pharmaceutical company specializing in parenteral nutrition compounding for hospitals, in which Baxter had previously held a 20% equity interest. Refer to Note 4 for additional information regarding the Synovis acquisition. As of June 30, 2012, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s intangible assets subject to amortization.

(in millions)	Developed technology, including patents	Other	Total
June 30, 2012
Gross other intangible assets	$1,203	$277	$1,480
Accumulated amortization	(536)	(89)	(625)
Other intangible assets, net	$ 667	$188	$ 855

December 31, 2011
Gross other intangible assets	$1,100	$276	$1,376
Accumulated amortization	(504)	(81)	(585)
Other intangible assets, net	$ 596	$195	$ 791

The amortization expense for these intangible assets was $26 million and $20 million in the three months ended June 30, 2012 and 2011, respectively, and $50 million and $37 million for the six months ended June 30, 2012 and 2011, respectively. The anticipated annual amortization expense for intangible assets recorded as of June 30, 2012 is $102 million in 2012, $101 million in 2013, $98 million in 2014, $97 million in 2015, $93 million in 2016 and $74 million in 2017.

The increase in other intangible assets, net in the first six months of 2012 was primarily related to the first quarter acquisition of Synovis. Refer to Note 4 for additional information regarding the Synovis acquisition.

Additionally, as of June 30, 2012 and December 31, 2011, the company had $32 million and $35 million, respectively, of intangible assets not subject to amortization, which included a trademark with an indefinite life and certain acquired in-process R&D associated with products that have not yet received regulatory approval.

6. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion pump charges

In July 2005, the company stopped shipment of COLLEAGUE infusion pumps in the United States. Following a number of Class I recalls relating to the performance of the pumps, as well as the seizure litigation described in Note 11, on July 13, 2010, the U.S. Food and Drug Administration (FDA) issued a final order requiring the company to recall its approximately 200,000 COLLEAGUE infusion pumps then in use in the U.S. market. Pursuant to the terms of the order, Baxter offered replacement infusion pumps or monetary consideration to owners of COLLEAGUE pumps and substantially completed the recall in July 2012.

In 2010, following the FDA’s issuance of its initial order dated April 30, 2010, the company recorded a charge of $588 million in connection with this recall and other actions the company is undertaking outside of the United States. Of the total charge, $213 million was recorded as a reduction of net sales and $375 million was recorded in cost of sales. The amount recorded in net sales principally related to estimated cash payments to customers. Prior to the charge recorded in 2010, from 2005 through 2009, the company recorded charges and other costs totaling $337 million related to its COLLEAGUE and SYNDEO infusion pumps. In aggregate, the total charges incurred from 2005 through 2011 included $716 million of cash costs and $209 million principally related to asset impairments. The asset impairments related to inventory, lease receivables and other assets relating to the recalled pumps. The reserve for cash costs principally included an estimate of cash refunds or replacement infusion pumps that were offered to current owners in exchange for their COLLEAGUE infusion pumps. Cash costs also included costs associated with the execution of the remediation and recall programs and customer accommodations.

During the second quarter of 2012, the company recognized an adjustment of $37 million in cost of sales to reduce the COLLEAGUE infusion pump reserves as the company substantially completed its recall activities in the United States. The company also further refined the original expectations for cash and non-cash activities related to the recall and recorded a $63 million adjustment to increase reserves for cash costs with a corresponding decrease to non-cash reserves, which had no impact on the results of operations. The net impact of these adjustments was an increase in cash reserves of $26 million during the second quarter of 2012.

The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through June 30, 2012.

(in millions)
Charges and adjustments in 2005 through 2011	$ 716
Utilization in 2005 through 2011	(440)
Reserves as of December 31, 2011	276
Utilization	(116)
Other	26
Reserves as of June 30, 2012	$ 186

The company expects that reserves for remediation activities in the United States will be substantially utilized by the end of 2012, with remaining reserves related to remediation activities outside of the United States continuing to be utilized beyond 2012. The company believes that the remaining infusion pump reserves are adequate. However, additional adjustments may be recorded in the future as the programs are completed.

It is possible that substantial additional cash and non-cash charges may be required in future periods based on new information, changes in estimates, the completion of the implementation of the COLLEAGUE recall in the United States, and other actions the company may be required to undertake in markets outside the United States. While the company continues to work to resolve the issues, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, or that sales of other products may not be adversely affected.

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

Refer to the 2011 Annual Report for further information about these charges.

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Charges in 2009 through 2011	$ 409
Utilization in 2009 through 2011	(183)
Currency translation adjustments (CTA)	(1)
Reserves as of December 31, 2011	225
Utilization	(47)
CTA	(8)
Reserves as of June 30, 2012	$ 170

The reserves are expected to be substantially utilized by the end of 2013. The company believes that these reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

7. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Sold receivables at beginning of period	$ 133	$ 144	$ 160	$ 157
Proceeds from sales of receivables	158	147	300	288
Cash collections (remitted to the owners of the receivables)	(146)	(145)	(304)	(303)
Effect of currency exchange rate changes	9	2	(2)	6
Sold receivables at end of period	$ 154	$ 148	$ 154	$ 148

The net losses relating to the sales of receivables were immaterial for each period. Refer to the 2011 Annual Report for further information regarding the company’s securitization agreements.

Credit facilities and commercial paper

As of June 30, 2012 and December 31, 2011, there were no outstanding borrowings under the company’s credit facilities. Refer to Note 6 to the company’s consolidated financial statements in the 2011 Annual Report for further discussion of the company’s credit facilities.

During the first six months of 2012, the company issued and redeemed commercial paper, of which $375 million was outstanding as of June 30, 2012, with a weighted-average interest rate of 0.30%.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of June 30, 2012, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $395 million (of which $62 million related to Greece). The company’s net accounts receivable from the public sector for the countries identified above decreased by $197 million during the second quarter of 2012 primarily as a result of the collection of past due receivables in Spain.

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

The notional amounts of foreign exchange contracts were $1.4 billion and $1.5 billion as of June 30, 2012 and December 31, 2011, respectively. The notional amounts of interest rate contracts outstanding were $250 million and $200 million as of June 30, 2012 and December 31, 2011, respectively. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of June 30, 2012 is 18 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $500 million as of June 30, 2012 and $675 million as of December 31, 2011.

Dedesignations

If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. If the company removes the cash flow hedge designation because the hedged forecasted transactions are no longer probable of occurring, any gains or losses are immediately reclassified from AOCI to earnings. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the loss or income recognition of the underlying hedged items. If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In the first six months of 2012 and 2011, the company terminated $175 million and $600 million, respectively, of interest rate contracts that had been designated as fair value hedges, which resulted in net gains of $21 million and $46 million, respectively, that were deferred and are being amortized as a reduction of net interest expense over the remaining term of the underlying debt. There were no hedge dedesignations in the first half of 2012 or 2011 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

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

The total gross notional amount of undesignated derivative instruments was $361 million as of June 30, 2012 and $346 million as of December 31, 2011.

Gains and Losses on Derivative Instruments

The following table summarizes the income statement locations and the gains and losses on the company’s derivative instruments for the three months ended June 30, 2012 and 2011.

	Gain (loss) recognized in OCI		Location of loss in income statement	Loss reclassified from AOCI into income
(in millions)	2012	2011		2012	2011
Cash flow hedges
Interest rate contracts	$(14)	$ —	Net interest expense	$ —	$ —
Foreign exchange contracts	—	2	Net sales	—	—
Foreign exchange contracts	6	(5)	Cost of sales	(1)	(10)
Total	$ (8)	$ (3)		$ (1)	$(10)

				Gain (loss) recognized in income
(in millions)			Location of gain (loss) in income statement	2012	2011
Fair value hedges
Interest rate contracts			Net interest expense	$ 16	$ 36

Undesignated derivative instruments
Foreign exchange contracts			Other (income) expense, net	$ (3)	$ (8)

The following table summarizes the income statement locations and gains and losses on the company’s derivative instruments for the six months ended June 30, 2012 and 2011.
	Gain (loss) recognized in OCI		Location of loss in income statement	Loss reclassified from AOCI into income
(in millions)	2012	2011		2012	2011
Cash flow hedges
Interest rate contracts	$ (9)	$ —	Net interest expense	$ —	$ —
Foreign exchange contracts	(1)	1	Net sales	(1)	(1)
Foreign exchange contracts	9	(31)	Cost of sales	(1)	(15)
Total	$ (1)	$(30)		$ (2)	$(16)

				Gain (loss) recognized in income
(in millions)			Location of gain (loss) in income statement	2012	2011
Fair value hedges
Interest rate contracts			Net interest expense	$ 10	$ 12

Undesignated derivative instruments
Foreign exchange contracts			Other (income) expense, net	$(11)	$ (8)

For the company’s fair value hedges, equal and offsetting losses of $16 million and $10 million were recognized in net interest expense in the second quarter and first half of 2012, respectively, and equal and offsetting losses of $36 million and $12 million were recognized in net interest expense in the second quarter and first half of 2011, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the six months ended June 30, 2012 was not material.

As of June 30, 2012, $6 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2012.

(in millions)	Derivatives in asset positions		Derivatives in liability positions
	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$ 20
Interest rate contracts	Other long-term assets	67	Other long-term liabilities	—
Foreign exchange contracts	Prepaid expenses and other	43	Accounts payable and accrued liabilities	4
Foreign exchange contracts	Other long-term assets	3	Other long-term liabilities	1
Total derivative instruments designated as hedges		$113		$ 25

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$ 1
Total derivative instruments		$113		$ 26

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2011.

(in millions)	Derivatives in asset positions		Derivatives in liability positions
	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$ 77	Other long-term liabilities	$ 11
Foreign exchange contracts	Prepaid expenses and other	54	Accounts payable and accrued liabilities	3
Foreign exchange contracts	Other long-term assets	1	Other long-term liabilities	—
Total derivative instruments designated as hedges		$132		$ 14

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$ 1
Total derivative instruments		$132		$ 15

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

(in millions)	Balance as of June 30, 2012	Basis of fair value measurement
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 46	$—	$ 46	$ —
Interest rate hedges	67	—	67	—
Available-for-sale securities
Equity securities	20	20	—	—
Municipal securities	8	—	8	—
Corporate bonds	12	—	12	—
U.S. government agency issues	1	—	1	—
Foreign government debt securities	15	—	15	—
Total assets	$169	$20	$149	$ —

Liabilities
Foreign currency hedges	$ 6	$—	$ 6	$ —
Interest rate hedges	20	—	20	—
Contingent payments related to acquisitions and investments	99	—	—	99
Total liabilities	$125	$—	$ 26	$ 99

(in millions)	Balance as of December 31, 2011	Basis of fair value measurement
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 55	$—	$ 55	$ —
Interest rate hedges	77	—	77	—
Available-for-sale securities
Equity securities	21	21	—	—
Total assets	$153	$21	$132	$ —

Liabilities
Foreign currency hedges	$ 4	$—	$ 4	$ —
Interest rate hedges	11	—	11	—
Contingent payments related to acquisitions and investments	234	—	—	234
Total liabilities	$249	$—	$ 15	$234

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

At June 30, 2012, the company held available-for-sale equity securities that had an amortized cost basis and fair value of $13 million and $20 million, respectively, with $7 million of cumulative unrealized gains. At December 31, 2011, the amortized cost basis and fair value of the available-for-sale equity securities was $14 million and $21 million, respectively, with $7 million in cumulative unrealized gains.

In February 2012, as a result of the company’s acquisition of Synovis, the company acquired marketable securities, which included municipal securities, corporate bonds, and U.S. government agency issues, which have been classified as available-for-sale, with primarily all of these securities maturing within one year. The amortized cost and fair value of the marketable securities as of June 30, 2012 was approximately $21 million. The company received proceeds of $24 million from the maturity of certain of these securities in the first six months of 2012.

In March 2012, the company’s Greek government debt holdings were restructured into new Greek government bonds with a notional amount of $24 million ranging in maturity from 11 to 30 years, and European Financial Stability Facility (EFSF) bonds with a notional amount of $11 million maturing in one to two years. In the first quarter of 2012, the company recorded a loss of $5 million in other (income) expense, net related to the write-down of the fair value of the original Greek government bonds of $21 million to the fair value of the new bonds of $16 million. In the second quarter of 2012, the company sold all of its Greek government and EFSF bond holdings, from which the company received $14 million in proceeds and recognized a realized loss of $3 million in other (income) expense, net. Refer to the 2011 Annual Report and below for more information on the company’s Greek debt holdings.

At June 30, 2012, the cumulative unrealized gains for the company’s available-for-sale debt securities were $1 million.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and investments.

(in millions)
Fair value as of December 31, 2011	$ 234
Payments	(35)
Gains recognized in earnings	(100)
Fair value as of June 30, 2012	$ 99

The company’s payments related to milestones associated with the SIGMA agreement. As discussed in Note 4, the gains recognized in earnings included $53 million in the first quarter of 2012 and $38 million in the second quarter of 2012 related to the reduction of the contingent payment liabilities for certain milestones associated with the 2011 acquisition of Prism and the 2010 acquisition of ApaTech, respectively. Both gains were reported in other (income) expense, net. The contingent liabilities were reduced based on updated information indicating that the probability of achieving certain milestones was lower than previously expected. The company also evaluated the long-lived assets (including other intangible assets) related to both the Prism and ApaTech acquisitions for impairment and, based on projections of undiscounted cash flows, no impairment existed as of June 30, 2012.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized on the condensed consolidated balance sheets and the approximate fair values as of June 30, 2012 and December 31, 2011.

	Book values		Approximate fair values
(in millions)	2012	2011	2012	2011
Assets
Long-term insurance receivables	$ 9	$ 15	$ 9	$ 15
Investments	34	85	36	94

Liabilities
Short-term debt	385	256	385	256
Current maturities of long-term debt and lease obligations	497	190	500	190
Other long-term debt and lease obligations	4,432	4,749	5,077	5,312
Long-term litigation liabilities	44	63	43	62

The following table summarizes the bases used to measure the approximate fair value of the financial instruments as of June 30, 2012.

(in millions)	Balance as of June 30, 2012	Basis of fair value measurement
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Long-term insurance receivables	$ 9	$—	$ 9	$—
Investments	36	—	16	20
Total assets	$ 45	$—	$ 25	$20

Liabilities
Short-term debt	$ 385	$—	$ 385	$—
Current maturities of long-term debt and lease obligations	500	—	500	—
Other long-term debt and lease obligations	5,077	—	5,077	—
Long-term litigation liabilities	43	—	43	—
Total liabilities	$6,005	$—	$6,005	$—

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

Investments in 2012 principally included certain cost method investments and held-to-maturity debt securities. The decrease in investments in the first six months of 2012 primarily related to the first quarter 2012 restructuring of the company’s Greek government bonds and subsequent classification as available-for-sale, as discussed above, and the sale of the company’s common stock investment in Enobia Pharma Corporation (Enobia).

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

8. SHAREHOLDERS’ EQUITY

Stock-based compensation

Stock compensation expense totaled $35 million and $33 million for the three months ended June 30, 2012 and 2011, respectively, and $63 million and $61 million for the six months ended June 30, 2012 and 2011, respectively. Approximately 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.

In March 2012, the company awarded its annual stock compensation grants, which consisted of 5.9 million stock options, 866,000 RSUs and 415,000 PSUs. Stock compensation grants made in the second quarter of 2012 were not material.

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

The total intrinsic value of stock options exercised was $3 million and $41 million during the second quarters of 2012 and 2011, respectively, and $33 million and $62 million during the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the unrecognized compensation cost related to all unvested stock options of $83 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

Restricted Stock and Performance Share Units

The fair value of RSUs is determined based on the quoted price of the company’s common stock on the date of the grant. As of June 30, 2012, the unrecognized compensation cost related to all unvested RSUs of $78 million is expected to be recognized as expense over a weighted-average period of 2.6 years.

The fair value of PSUs is determined using a Monte Carlo model. The assumptions used in estimating the fair value of PSUs granted during the period, along with the grant-date fair values, were as follows.

	Six months ended June 30,
	2012	2011
Baxter volatility	24%	28%
Peer group volatility	14% – 50%	19% – 55%
Correlation of returns	0.26 – 0.54	0.29 – 0.61
Risk-free interest rate	0.4%	1.2%
Fair value per PSU	$72	$62

As of June 30, 2012, the unrecognized compensation cost related to all unvested PSUs of $37 million is expected to be recognized as expense over a weighted-average period of 2.0 years.

Dividends

Cash dividend payments totaled $374 million and $358 million in the first half of 2012 and 2011, respectively. The increase in cash dividend payments was primarily due to an approximate 8% increase in the quarterly dividend rate compared to the prior year, partially offset by the impact of a lower number of common shares outstanding as a result of the company’s stock repurchase program. In May 2012, the board of directors declared a quarterly dividend of $0.335 per share, which was paid on July 2, 2012 to shareholders of record as of June 8, 2012. In July 2012, the board of directors declared a quarterly dividend of $0.45 per share, payable on October 1, 2012 to shareholders of record on September 7, 2012. This dividend represents an increase of approximately 34% over the previous quarterly rate.

Stock repurchases

As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. During the three- and six-month periods ended June 30, 2012, the company repurchased 6.9 million shares and 17.0 million shares for $385 million and $960 million, respectively, under the board of directors’ December 2010 $2.5 billion share repurchase authorization. As of June 30, 2012, $453 million remained available under the December 2010 authorization. In July 2012, the board of directors approved a new share repurchase authorization of up to $2.0 billion of the company’s common stock.

9. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Pension benefits
Service cost	$ 27	$ 28	$ 55	$ 56
Interest cost	59	59	118	118
Expected return on plan assets	(72)	(76)	(144)	(152)
Amortization of net losses and other deferred amounts	52	44	104	88
Net periodic pension benefit cost	$ 66	$ 55	$133	$110

OPEB
Service cost	$ 2	$ 1	$ 3	$ 3
Interest cost	7	7	14	14
Amortization of net loss and prior service credit	2	—	4	(1)
Net periodic OPEB cost	$ 11	$ 8	$ 21	$ 16

In the first quarter of 2011, the company made a discretionary cash contribution to its pension plan in the United States totaling $150 million.

10. INCOME TAXES

The company’s effective income tax rate was 19.1% and 21.7% in the three-month periods ended June 30, 2012 and 2011, respectively, and 19.4% and 21.4% in the six-month periods ended June 30, 2012 and 2011, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The decrease in the effective tax rate in the three-month period ended June 30, 2012 was primarily due to the gain of $38 million related to the reduction of a contingent payment liability for milestones associated with the acquisition of ApaTech, for which there was no tax charge, and a cost of sales reduction of $37 million for an adjustment to the COLLEAGUE infusion pump reserves as the company substantially completed the recall in the United States, for which there was no tax charge.

The decrease in the effective income tax rate in the six-month period ended June 30, 2012 was principally due to gains of $53 million in the first quarter of 2012 and $38 million in the second quarter of 2012 for the reduction of certain contingent payment liabilities related to the prior acquisitions of Prism and ApaTech, respectively, for which there was no tax charge. Also contributing to the decrease in effective tax rate was a cost of sales reduction of $37 million in the second quarter of 2012 for an adjustment to the COLLEAGUE infusion pump reserves as the company substantially completed the recall in the United States, for which there was no tax charge.

11. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2012, the company’s total recorded reserves with respect to legal matters were $144 million and the total related receivables were $38 million.

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

Patent litigation

Hemodialysis Litigation

Since April 2003, Baxter has been pursuing a patent infringement action against Fresenius Medical Care Holdings, Inc. for infringement of certain Baxter patents. The patents cover Fresenius’ 2008K hemodialysis instrument. In 2007, the court entered judgment in Baxter’s favor holding the patents valid and infringed, and a jury assessed damages at $14 million for past sales only. In April 2008, the U.S.D.C. for the Northern District of California granted Baxter’s motion for permanent injunction, granted Baxter’s request for royalties on Fresenius’ sales of the 2008K hemodialysis machines during a nine-month transition period before the permanent injunction took effect, and granted a royalty on disposables. In September 2009, the appellate court affirmed Fresenius’ liability for infringing valid claims of Baxter’s main patent, invalidated certain claims of other patents, and remanded the case to the district court to finalize the scope of the injunction and the amount of damages owed to Baxter. After a hearing in December 2011, the district court entered an order in March 2012 awarding Baxter $9.3 million in royalties, which are in addition to the past damages and interest of $20 million owed by Fresenius to Baxter. In March 2010, the United States Patent and Trademark Office’s (USPTO) appellate board affirmed the previous determination by the USPTO patent examiner that the remaining patent was invalid. The board denied a request for reconsideration and the company has appealed the USPTO’s decision to the same appellate court that affirmed the validity of the patent in September 2009. The appellate hearing was held in February 2012 and the court affirmed the USPTO’s rejection. Baxter has filed a petition for a rehearing.

Product liability litigation

Heparin Litigation

In connection with the recall of heparin products in the United States, approximately 400 lawsuits are pending alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. In June 2008, a number of the federal cases related to this matter were consolidated in the U.S.D.C. for the Northern District of Ohio for pretrial case management under the Multi District Litigation rules. In September 2008, a number of state court cases were consolidated in Cook County, Illinois for pretrial case management. In June 2011, the first of the state court cases resulted in a verdict in favor of the plaintiffs with an award of $625,000 in compensatory damages. In July 2011, the federal court ruled in Baxter’s favor on certain motions for summary judgment. As of July 2012, the majority of the cases related to this matter have either been settled or dismissed.

General litigation

Baxter is a defendant in a number of suits alleging that certain of the company’s current and former executive officers and its board of directors failed to adequately oversee the operations of the company and issued materially false and misleading statements regarding the company’s plasma-based therapies business, the company’s remediation of its COLLEAGUE infusion pumps, its heparin product, and other quality issues. Plaintiffs allege this action damaged the company and its shareholders by resulting in a decline in stock price in the second quarter of

2010, payment of excess compensation to the board of directors and certain of the company’s current and former executive officers, and other damage to the company. A consolidated derivative suit is pending in the U.S.D.C. for the Northern District of Illinois and another has been stayed from advancement in the Circuit Court of Lake County. In October 2011, Baxter filed a motion to dismiss the federal actions. In addition, a consolidated alleged class action is pending in the U.S.D.C. for the Northern District of Illinois against the company and certain of its current executive officers seeking to recover the lost value of investors’ stock. In January 2012, the court denied the company’s motion to dismiss certain of the claims related to the class action suits. In April 2012, the court granted the company’s motion to certify an appeal of that decision to the U.S. Court of Appeals for the Seventh Circuit, however that motion was denied by the appellate court in June 2012.

The company is a defendant, along with others, in a number of lawsuits consolidated for pretrial proceedings in the U.S.D.C. for the Northern District of Illinois alleging that Baxter and certain of its competitors conspired to restrict output and artificially increase the price of plasma-derived therapies since 2003. The complaints attempt to state a claim for class action relief and in some cases demand treble damages. In February 2011, the court denied the company’s motion to dismiss certain of the claims and the parties are proceeding with discovery. In January 2012, the court granted the company’s motion to dismiss certain federal claims brought by indirect purchasers.

Other

In October 2005, the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to effect the seizure of COLLEAGUE and SYNDEO infusion pumps that were on hold in Northern Illinois. Customer-owned pumps were not affected. In June 2006, Baxter Healthcare Corporation entered into a Consent Decree for Condemnation and Permanent Injunction with the United States to resolve this seizure litigation. Pursuant to the Consent Decree, on July 13, 2010 the FDA issued a final order regarding the recall of the company’s COLLEAGUE infusion pumps then in use in the United States. The company substantially completed the recall in July 2012; however additional dialogue and agreement is required with the FDA to formally close the recall. Additional claims may be raised in connection with the COLLEAGUE matter by the United States or other third parties.

In March 2012, the company received a subpoena from the SEC requesting the production of documents and other records related to the company’s accounting treatment, financial reporting and disclosures relating to the remediation and recall of the company’s COLLEAGUE and SYNDEO infusion pumps. The company is fully cooperating with this investigation.

In April 2010, the company received a letter request from the Office of the United States Attorney for the Eastern District of Pennsylvania to produce documents related to the company’s contracting, marketing and promotional, and historical government price reporting practices in the United States. The company subsequently received a subpoena from the Office of the United States Attorney for the Eastern District of Pennsylvania in November 2011 requesting the production of additional information related to this matter. In June 2012, the company was informed by the government that it was closing the investigation with no further action to be taken.

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

Also included in the Medical Products business are revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal Inc. related to the 2007 divestiture of the Transfusion Therapies business. Post-divestiture revenues associated with these transition agreements, which had previously been reported at the corporate level (Corporate) and not allocated to a segment, totaled $5 million and $10 million in the second quarters of 2012 and 2011, respectively, and $15 million and $18 million in the first six months of 2012 and 2011, respectively. The prior period segment presentation has been recast to conform to the current period presentation.

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

Included in the BioScience segment’s pre-tax income in the first six months of 2012 were charges related to business development activities of $73 million, which principally related to an R&D charge of $33 million in the first quarter of 2012 associated with the company’s collaboration with Momenta and an R&D charge of $30 million in the second quarter of 2012 associated with the company’s collaboration with Chatham. Additionally, the BioScience segment’s pre-tax income included a gain of $38 million in the second quarter of 2012 related to the reduction of the contingent payment liability for certain milestones associated with the 2010 acquisition of ApaTech.

Included in the Medical Products segment’s pre-tax income in the first six months of 2012 was a gain of $53 million related to the reduction of the contingent payment liability for certain milestones associated with the 2011 acquisition of Prism and business development charges of $5 million, both in the first quarter of 2012, and a net benefit from reserve adjustments of $23 million in the second quarter of 2012, which primarily related to an adjustment to the COLLEAGUE infusion pump reserves.

Financial information for the company’s segments is as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Net sales
BioScience	$1,566	$1,553	$3,028	$2,961
Medical Products	2,006	1,983	3,932	3,859
Total net sales	$3,572	$3,536	$6,960	$6,820

Pre-tax income
BioScience	$ 565	$ 621	$1,068	$1,200
Medical Products	421	398	826	755
Total pre-tax income from segments	$ 986	$1,019	$1,894	$1,955

The following is a reconciliation of segment pre-tax income to income before income taxes per the condensed consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Total pre-tax income from segments	$ 986	$1,019	$1,894	$1,955
Unallocated amounts
Stock compensation	(35)	(33)	(63)	(61)
Net interest expense	(22)	(15)	(40)	(25)
Certain foreign currency fluctuations and hedging activities	13	(13)	20	(16)
Other Corporate items	(125)	(155)	(262)	(319)
Income before income taxes	$ 817	$ 803	$1,549	$1,534

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and six months ended June 30, 2012.

RESULTS OF OPERATIONS

NET SALES

	Three months ended June 30,		Percent change			Six months ended June 30,		Percent change
(in millions)	2012	2011	At actual currency rates		At constant currency rates	2012	2011	At actual currency rates	At constant currency rates
BioScience	$1,566	$1,553	1%		4%	$3,028	$2,961	2%	5%
Medical Products	2,006	1,983	1%		4%	3,932	3,859	2%	4%
Total net sales	$3,572	$3,536	1%		4%	$6,960	$6,820	2%	4%

	Three months ended June 30,		Percent change			Six months ended June 30,		Percent change
(in millions)	2012	2011	At actual currency rates		At constant currency rates	2012	2011	At actual currency rates	At constant currency rates
International	$2,069	$2,118	(2%	)	3%	$3,989	$3,980	0%	4%
United States	1,503	1,418	6%		6%	2,971	2,840	5%	5%
Total net sales	$3,572	$3,536	1%		4%	$6,960	$6,820	2%	4%

Foreign currency unfavorably impacted net sales by 3 and 2 percentage points in the second quarter and first half of 2012, respectively, primarily due to the strengthening of the U.S. Dollar relative to the Euro. Total net sales growth of 1% and 2% in the second quarter and first half of 2012, respectively, or 4% excluding the impact of foreign currency for both periods, was primarily driven by improved sales volumes (demand).

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

BioScience

The following is a summary of net sales by product category in the BioScience segment.

	Three months ended June 30,		Percent change			Six months ended June 30,		Percent change
(in millions)	2012	2011	At actual currency rates		At constant currency rates	2012	2011	At actual currency rates		At constant currency rates
Recombinants	$ 565	$ 570	(1%	)	3%	$1,098	$1,082	1%		4%
Antibody Therapy	376	381	(1%	)	1%	764	755	1%		3%
Plasma Proteins	364	363	0%		4%	680	671	1%		4%
Regenerative Medicine	174	147	18%		21%	328	287	14%		16%
Other	87	92	(5%	)	3%	158	166	(5%	)	1%
Total net sales	$1,566	$1,553	1%		4%	$3,028	$2,961	2%		5%

Net sales in the BioScience segment increased 1% and 2% during the three- and six-month periods ending June 30, 2012, respectively (including a 3 percentage point unfavorable impact from foreign currency in both the three- and six-month periods ending June 30, 2012). Excluding the impact of foreign currency, the principal drivers were the following:

•

In the Recombinants product category, sales growth in both periods was driven by global demand for the company’s recombinant therapies, including strong U.S. demand for the company’s advanced recombinant therapy, ADVATE, and increased purchases by distributors, partially offset by lower Australian tender sales.

•

In the Antibody Therapy product category, sales increased in both periods as a result of demand for the company’s intravenous (IV) and subcutaneous immunoglobulin therapies, known as GAMMAGARD LIQUID [Immune Globulin Intravenous (Human)] (marketed as KIOVIG outside of the United States), the liquid formulation of the antibody replacement therapy. Sales growth was partially offset in both periods by the company’s efforts to prepare for a planned facility shutdown in the second half of the year and the return of a competitor to the market in 2012.

•	Sales growth in the Plasma Proteins product category in both periods reflected strong global demand for FEIBA (an anti-inhibitor coagulant complex).

•

In the Regenerative Medicine product category, in both periods, sales increased primarily as a result of the first quarter 2012 acquisition of Synovis Life Technologies, Inc. (Synovis), a biological and mechanical products company based in the United States, and increased global demand for the company’s surgical sealants, including FLOSEAL and TISSEEL. Partially offsetting this growth in both periods were lower U.S. sales of ACTIFUSE bone void filler products.

Medical Products

The following is a summary of net sales by product category in the Medical Products segment.

	Three months ended June 30,		Percent change				Six months ended June 30,		Percent change
(in millions)	2012	2011	At actual currency rates		At constant currency rates		2012	2011	At actual currency rates		At constant currency rates
Renal	$ 635	$ 633	0%		4%		$1,223	$1,220	0%		2%
Global Injectables	539	506	7%		9%		1,044	1,023	2%		3%
IV Therapies	479	452	6%		10%		951	880	8%		11%
Infusion Systems	209	233	(10%	)	(9%	)	417	444	(6%	)	(5%	)
Anesthesia	132	143	(8%	)	(6%	)	270	261	3%		5%
Other	12	16	(25%	)	(13%	)	27	31	(13%	)	(13%	)
Total net sales	$2,006	$1,983	1%		4%		$3,932	$3,859	2%		4%

Net sales in the Medical Products segment increased 1% and 2% in the three- and six-month periods ended June 30, 2012, respectively (including a 3 and 2 percentage point unfavorable impact from foreign currency in the three- and six-month periods ended June 30, 2012, respectively). Excluding the impact of foreign currency, the principal drivers were the following:

•

In the Renal product category, the favorable impact of growth in the number of peritoneal dialysis patients in Asia, Latin America and the United States for both periods was partially offset by lower sales of hemodialysis products.

•

Sales growth in the Global Injectables product category for both periods was driven by improved pricing in the United States on select injectable therapeutics, including cyclophosphamide, a generic oncology drug, and improved sales in the pharmaceutical partnering and pharmacy compounding businesses, in addition to the favorable contribution from the fourth quarter 2011 acquisition of Baxa Corporation (Baxa). Partially offsetting sales growth in both periods was the second quarter 2011 divestiture of the U.S. multi-source generic injectables business, which unfavorably impacted total net sales growth by 4 and 6 percentage points during the three- and six-month periods ended June 30, 2012, respectively. Refer to Note 2 for further information regarding this May 2011 divestiture.

•

IV Therapies sales growth in both periods was driven primarily by the favorable impact of Baxa-related sales and strong international sales for nutrition products, in addition to an increase in demand in the United States for IV solutions products.

•

In the Infusion Systems product category, sales declined in both periods due to lower global sales of access sets used in the administration of IV solutions, which was an expected impact as the company completes its COLLEAGUE infusion pump recall activities in the United States.

•

Sales growth in the Anesthesia product category during the first half of 2012 was driven primarily by improved international growth from increased penetration of SUPRANE (desflurane) and generic sevoflurane, particularly in Asia. During the second quarter of 2012, the favorable impact of the above factors was more than offset by reduced purchases by U.S. wholesalers and continued competitive pricing pressures related to generic sevoflurane.

•

The Other product category includes revenues of $5 million and $10 million for the second quarter of 2012 and 2011, respectively, and $15 million and $18 million for the six-month periods ended June 30, 2012 and 2011, respectively, associated with manufacturing, distribution and other services provided by the company to Fenwal Inc. subsequent to the divestiture of the Transfusion Therapies business in 2007, which had previously been reported separately.

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended June 30,			Six months ended June 30,
(as a percentage of net sales)	2012	2011	Change	2012	2011	Change
Gross margin	52.4%	51.9%	0.5 pts	51.5%	51.5%	0.0 pts
Marketing and administrative expenses	22.1%	21.6%	0.5 pts	22.1%	21.7%	0.4 pts

Gross Margin

The gross margin percentage for the three- and six-month periods ended June 30, 2012 included a net benefit from reserve adjustments of $23 million primarily related to an adjustment to the COLLEAGUE infusion pump reserves as the company substantially completed the recall in the United States. The reserve adjustments favorably impacted the current quarter-to-date and year-to-date gross margin percentage by 0.6 and 0.3 percentage points, respectively. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump reserves.

Excluding the impact of the reserve adjustments, the gross margin percentage declined in both periods as a result of several factors, including margin dilution from business development activities, austerity measures, increased pension expense, the impact from recent recombinant factor VIII tenders, and the unfavorable impact of foreign currency. These factors more than offset the favorable impact of sales growth in higher margin products in the BioScience and Medical Products segments and the resolution of prior year manufacturing issues at the company’s Castlebar, Ireland facility.

Marketing and Administrative Expenses

The increase in the marketing and administrative expense ratio for the three- and six-month periods ended June 30, 2012 was principally due to an increase in pension expense, increased spending on marketing and promotional programs, an unfavorable impact from foreign currency, and, during the first half of 2012, acquisition-related expenses. Also contributing to the increase was the impact of the operations of Synovis and Baxa. The factors identified above were partially offset by savings from the company’s business optimization initiatives and the company’s continued focus on controlling discretionary spending.

RESEARCH AND DEVELOPMENT

	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	Percent change	2012	2011	Percent change
Research and development expenses	$306	$239	28%	$575	$453	27%
As a percentage of net sales	8.6%	6.8%		8.3%	6.6%

Research and development (R&D) expenses increased in the second quarter and the first half of 2012, primarily due to the second quarter 2012 R&D charge of $30 million associated with the company’s collaboration with Chatham Therapeutics, LLC (Chatham) and the first quarter 2012 R&D charge of $33 million associated with the company’s collaboration with Momenta Pharmaceuticals, Inc. (Momenta). Refer to Note 4 for further information regarding the Chatham and Momenta collaborations.

Additionally, the company continues to invest in a number of R&D programs across the product pipeline, including a variety of earlier-stage initiatives, while also reaching certain milestone achievements resulting in additional R&D spending. Refer to the 2011 Annual Report for a discussion of the company’s R&D pipeline.

NET INTEREST EXPENSE

Net interest expense was $22 million and $15 million in the second quarters of 2012 and 2011, respectively, and $40 million and $25 million in the first half of 2012 and 2011, respectively. The increase during both periods was principally driven by an increase in interest rates and the issuance of $500 million 1.85% senior unsecured notes in December 2011, as well as lower interest income from Greek government bonds and interest on receivables in Spain.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net was $62 million of income and $13 million of expense in the second quarters of 2012 and 2011, respectively, and $119 million of income and $17 million of expense during the first half of 2012 and 2011, respectively. Other (income) expense, net included gains of $53 million in the first quarter of 2012 and $38 million in the second quarter of 2012 related to the reduction of certain contingent payment liabilities associated with the prior acquisitions of Prism Pharmaceuticals, Inc. (Prism) and ApaTech Limited (ApaTech), respectively. Additionally, other (income) expense, net included the benefit from net losses attributable to noncontrolling interests of $17 million and $24 million during the second quarter and first half of 2012, respectively, which was prospectively classified as other (income) expense, net effective January 1, 2012.

Also included in other (income) expense, net were amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency.

PRE-TAX INCOME

Refer to Note 12 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience

Pre-tax income decreased 9% and 11% in the second quarter and first half of 2012, respectively. Included in pre-tax income during the first half of 2012 was an R&D charge of $30 million in the second quarter of 2012 related to the company’s collaboration with Chatham, a gain of $38 million in the second quarter of 2012 related to the reduction of a contingent payment liability for certain milestones associated with the 2010 acquisition of ApaTech, and business development charges of $43 million in the first quarter of 2012, principally related to an R&D charge of $33 million associated with the company’s collaboration with Momenta.

Contributing to the decrease in pre-tax income during both periods was an additional increase in spending on R&D driven by funding of key programs and the achievement of certain milestones under collaboration agreements, spending on new marketing and promotional programs, and the unfavorable impact of foreign currency. The decrease in pre-tax income was partially offset by sales growth for certain higher margin products.

Medical Products

Pre-tax income increased 6% and 10% in the second quarter and first half of 2012, respectively. Included in pre-tax income during the first half of 2012 was a net benefit of $23 million in the second quarter of 2012 primarily related to an adjustment to the COLLEAGUE infusion pump reserves, a gain of $53 million in the first quarter of 2012 related to the reduction of a contingent payment liability for certain milestones associated with the 2011 acquisition of Prism and business development charges of $5 million in the first quarter of 2012.

Excluding the impact of the above items, pre-tax income during both periods was flat compared to the prior periods as the impact of sales growth of higher margin products and the favorable impact of the resolution of prior year manufacturing issues at the company’s Castlebar, Ireland facility were fully offset by increases in R&D spending and the unfavorable impact of foreign currency.

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

INCOME TAXES

The company’s effective income tax rate was 19.1% and 21.7% in the three-month periods ended June 30, 2012 and 2011, respectively, and 19.4% and 21.4% in the six-month periods ended June 30, 2012 and 2011, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The decrease in the effective tax rate in the three-month period ended June 30, 2012 was primarily due to the gain of $38 million related to the reduction of a contingent payment liability for milestones associated with the acquisition of ApaTech, for which there was no tax charge, and a cost of sales reduction of $37 million for an adjustment to the COLLEAGUE infusion pump reserves as the company substantially completed the recall in the United States, for which there was no tax charge.

The decrease in the effective income tax rate in the six-month period ended June 30, 2012 was principally due to gains of $53 million in the first quarter of 2012 and $38 million in the second quarter of 2012 for the reduction of certain contingent payment liabilities related to the prior acquisitions of Prism and ApaTech, respectively, for which there was no tax charge. Also contributing to the decrease in effective tax rate was a cost of sales reduction of $37 million in the second quarter of 2012 for an adjustment to the COLLEAGUE infusion pump reserves as the company substantially completed the recall in the United States, for which there was no tax charge.

The company anticipates that the effective tax rate for the full-year 2012 will be approximately 22.0%, excluding the impact of audit developments and other special items.

INCOME AND EARNINGS PER DILUTED SHARE

Net income attributable to Baxter was $661 million and $615 million for the three months ended June 30, 2012 and 2011, respectively, and $1.2 billion for both the six months ended June 30, 2012 and 2011. Net income attributable to Baxter per diluted share was $1.19 and $1.07 for the three months ended June 30, 2012 and 2011, respectively, and $2.24 and $2.05 for the six months ended June 30, 2012 and 2011, respectively. The significant factors and events contributing to the changes are discussed above. Also, net income per diluted share was positively impacted by the repurchase of 6.9 million and 17.0 million shares during the three months and six months ended June 30, 2012, respectively. Refer to Note 8 for further information regarding the company’s stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from operations

Cash flows from operations increased during the first half of 2012 as compared to the prior year, totaling $1.4 billion in 2012 and $1.0 billion in 2011. The change in cash flows from operations was impacted by the factors discussed below, as well as the unfavorable impact of lower earnings (before non-cash items). Other non-cash items of $147 million in the first half of 2012 included gains of $91 million from the reduction of certain contingent payment liabilities from prior acquisitions.

Accounts Receivable

Cash flows relating to accounts receivable increased during the first half of 2012 as compared to the prior year. Days sales outstanding decreased to 52.1 days as of June 30, 2012 from 53.5 days as of December 31, 2011 and 57.8 days as of June 30, 2011, primarily due to collections of past due balances in Spain, partially offset by longer collection periods in other international markets.

Inventories

Cash outflows relating to inventories decreased in 2012 as compared to the prior year. The following is a summary of inventories as of June 30, 2012 and December 31, 2011, as well as annualized inventory turns for the second quarters of 2012 and 2011, by segment.

	Inventories		Annualized inventory turns for the three months ended June 30,
(in millions, except inventory turn data)	June 30,	December 31,
	2012	2011	2012	2011
BioScience	$1,664	$1,627	1.47	1.49
Medical Products	1,066	1,001	3.80	3.97
Total company	$2,730	$2,628	2.38	2.45

Other

Cash outflows related to accounts payable and accrued liabilities were $224 million in the first half of 2012 compared to $124 million in the first half of 2011, with the increase primarily driven by the timing of payments to certain suppliers and others, payroll timing, and increased litigation-related payments.

Payments related to the execution of the COLLEAGUE infusion pump recall and the company’s business optimization initiatives increased from $147 million in the first half of 2011 to $163 million during the first half of 2012. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump recall and the business optimization initiatives. Other cash inflows increased in the six months ended June 30, 2012 to $98 million from cash outflows of $114 million in the six months ended June 30, 2011, principally due to the impact of a discretionary cash contribution of $150 million in the first quarter of 2011 to the company’s pension plan in the United States.

Cash flows from investing activities

Capital Expenditures

Capital expenditures increased by $95 million in the first half of 2012, from $408 million in 2011 to $503 million in 2012. The company’s investments in capital expenditures are focused on projects that enhance the company’s cost structure and manufacturing capabilities and support the company’s strategy of geographic expansion with select investments in growing markets. In April 2012, the company announced the selection of a site in Covington, Georgia for a new manufacturing facility to support longer-term growth of the company’s plasma-based treatments. The construction on this facility will begin during 2012 and is expected to be completed by 2018. Baxter plans to invest more than $1 billion over the next five years in the facility.

In addition, the company continues to invest to support the company’s ongoing strategic focus on R&D with the expansion of facilities, pilot manufacturing sites and laboratories. Capital expenditures also included the company’s multi-year initiative to implement a global enterprise resource planning system that will consolidate and standardize business processes, data and systems.

Acquisitions and Investments

Cash outflows for acquisitions and investments of $321 million in the first half of 2012 primarily related to a cash outflow of $304 million associated with the first quarter acquisition of Synovis. Cash outflows in the first half of 2011 primarily related to a cash outflow of $170 million associated with the acquisition of Prism. Refer to Note 4 for further information about the Synovis acquisition.

Divestiture and Other Investing Activities

Divestiture and other investing activities cash flows of $74 million during the first half of 2012 primarily related to proceeds of $38 million from the sale and maturity of available-for-sale securities (including the sale of Greek government bonds in the second quarter of 2012) and $19 million from the sale of the common stock of Enobia Pharma Corporation.

Divestiture and other investing activities cash flows during the first half of 2011 included $104 million of cash proceeds associated with the company’s divestiture of its U.S. multi-source generic injectables business in the second quarter of 2011. Refer to Note 2 for further information about this divestiture.

Cash flows from financing activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations totaled $132 million in the first half of 2012 and primarily related to the issuance of commercial paper. Net cash outflows related to debt and other financing obligations totaled $3 million in the first half of 2011.

Other Financing Activities

Cash dividend payments totaled $374 million and $358 million in the first half of 2012 and 2011, respectively. The increase in cash dividend payments was primarily due to an approximate 8% increase in the quarterly dividend rate compared to the prior year, partially offset by the impact of a lower number of common shares outstanding as a result of the company’s stock repurchase program. In May 2012, the board of directors declared a quarterly dividend of $0.335 per share, which was paid on July 2, 2012 to shareholders of record as of June 8, 2012. In July 2012, the board of directors declared a quarterly dividend of $0.45 per share, payable on October 1, 2012 to shareholders of record on September 7, 2012. This dividend represents an increase of approximately 34% over the previous quarterly rate.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans decreased by $124 million, from $304 million in the first half of 2011 to $180 million in the first half of 2012, primarily due to a decrease in stock option exercises.

Stock repurchases totaled $960 million and $1.1 billion in the first half of 2012 and 2011, respectively. As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In December 2010, the board of directors authorized repurchases of up to $2.5 billion of the company’s common stock. As of June 30, 2012, $453 million remained available under the December 2010 authorization. In July 2012, the board of directors approved a new share repurchase authorization of up to $2.0 billion of the company’s common stock.

Also included in financing activities was a payment of $90 million for the exercise of the SIGMA purchase option. Refer to Note 4 for additional information.

CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS

Credit facilities

The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in June 2015. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $378 million as of June 30, 2012, which matures in January 2013. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. As of June 30, 2012, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of the two outstanding facilities as of June 30, 2012. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment. Refer to Note 6 to the company’s consolidated financial statements in the 2011 Annual Report for further discussion of the company’s credit facilities.

Access to capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.4 billion of cash and equivalents as of June 30, 2012. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions. While the company’s cash positions fluctuate, a significant portion of the company’s cash and equivalents is generally held in foreign jurisdictions. However, the company has adequate cash available to meet operating requirements in each jurisdiction in which the company operates.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of June 30, 2012, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $395 million (of which $62 million related to Greece). The company’s net accounts receivable from the public sector for the countries identified above decreased by $197 million during the second quarter of 2012 primarily as a result of the collection of past due receivables in Spain.

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

In March 2012, the company’s Greek government debt holdings were restructured into new Greek government bonds with a notional amount of $24 million ranging in maturity from 11 to 30 years, and European Financial Stability Facility (EFSF) bonds with a notional amount of $11 million maturing in one to two years. In the second quarter of 2012, the company sold all of its Greek government and EFSF bond holdings, from which the company received $14 million in proceeds. Refer to Note 7 for further information.

Credit ratings

There were no changes in the company’s credit ratings in the first six months of 2012. Refer to the 2011 Annual Report for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2011 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2011 Annual Report. Other than changes required due to the issuance of new accounting pronouncements, there have been no significant changes in the company’s application of its critical accounting policies during the first six months of 2012.

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

CERTAIN REGULATORY MATTERS

In July 2010, the U.S. Food and Drug Administration (FDA) issued a final order regarding the recall of the company’s COLLEAGUE infusion pumps then in use in the United States. The company substantially completed the recall in July 2012; however additional dialogue and agreement is required with the FDA to formally close the recall. As discussed in Note 6, the company has recorded a number of charges in connection with its COLLEAGUE infusion pumps, including related to the FDA’s order and other actions the company is undertaking outside the United States. It is possible that substantial additional cash and non-cash charges may be required in future periods based on new information, changes in estimates, completion of the implementation of the COLLEAGUE recall in the United States, and other actions the company may be required to undertake in markets outside the United States. While the company continues to work to resolve the issues, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, or that sales of other products may not be adversely affected.

In June 2010, the company received a Warning Letter from the FDA in connection with an inspection of its Renal business’s McGaw Park, Illinois headquarters facility. The Warning Letter pertains to the processes by which the company analyzes and addresses product complaints through corrective and preventative actions, and reports relevant information to the FDA. The company is working with the FDA to resolve this matter.

Please see Item 1A of the company’s 2011 Annual Report on Form 10-K for additional discussion of regulatory matters.

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, credit exposure to foreign governments, contingent payments, estimates of liabilities, the company’s exposure to financial market volatility and foreign currency and interest rate risks, business development activities, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility, the adequacy of credit facilities and reserves, the effective tax rate in 2012, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:

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

•

future actions of the FDA, the European Medicines Agency or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale of product or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities, including any sanctions available under the Consent Decree entered into with the FDA concerning the COLLEAGUE and SYNDEO infusion pumps;

•	completion of the FDA’s final July 2010 order to recall all of the company’s COLLEAGUE infusion pumps in the United States as well as any additional actions required globally;

•	fluctuations in foreign exchange and interest rates;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of its business optimization and transformation initiatives;

•	the successful implementation of the company’s global enterprise resource planning system;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements and other business development activities;

•	changes in credit agency ratings;

•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in certain countries in which the company operates; and

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of June 30, 2012 is 18 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. On January 8, 2010, the Venezuelan government devalued the official exchange rate of 2.15 relative to the U.S. Dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, was changed to 2.6, while the rate for payments for non-essential goods was changed to 4.3. In 2010, the majority of the company’s products imported into Venezuela were classified as essential goods. Effective January 1, 2011, the Venezuelan government devalued the official currency for imported goods classified as essential to 4.3. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company. As of June 30, 2012, the company’s subsidiary in Venezuela had net assets of $31 million denominated in the Venezuelan Bolivar. In 2012, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at June 30, 2012, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net asset balance of $25 million would decrease by $51 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at June 30, 2012 by replacing the actual exchange rates at June 30, 2012 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2011 Annual Report. There were no significant changes during the quarter ended June 30, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2012. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

In the second quarter of 2010, the company began the implementation of a new global enterprise resource planning system. In addition, the company is consolidating and outsourcing certain computer operations and application support activities. These multi-year initiatives will be conducted in phases and include modifications to the design and operation of controls over financial reporting. The company is testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and has monitoring controls in place over the implementation of these changes. There have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012 and 2011 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2012, and the related condensed consolidated statements of income for each of the three- and six-month periods ended June 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for each of the three- and six-month periods ended June 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the company’s management.

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

August 2, 2012

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Item 1, Note 11 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about the company’s common stock repurchases during the three-month period ended June 30, 2012.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
April 1, 2012 through April 30, 2012	3,901,400	$57.20	3,901,400
May 1, 2012 through May 31, 2012	2,126,100	$54.95	2,126,100
June 1, 2012 through June 30, 2012	892,500	$50.48	892,500
Total	6,920,000	$55.64	6,920,000	$453,054,384

(1)	In December 2010, the company announced that its board of directors authorized the company to repurchase up to $2.5 billion of its common stock on the open market or in private transactions. During the second quarter of 2012, the company repurchased 6.9 million shares for $385 million under this program. In July 2012, the board of directors approved a new share repurchase authorization of up to $2.0 billion of the company’s common stock. Neither program has an expiration date.

Item 6. Exhibits

Exhibit Index:

Exhibit Number	Description
15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: August 2, 2012	By:	/s/ Robert J. Hombach
Robert J. Hombach
Corporate Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)