Form 10-Q
period 2012-09-30
BAXTER INTERNATIONAL INC
filed 2012-11-01
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No☑

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 26, 2012 was 549,377,920 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$3,477	$3,479	$10,437	$10,299
Cost of sales	1,667	1,708	5,041	5,018
Gross margin	1,810	1,771	5,396	5,281
Marketing and administrative expenses	743	787	2,284	2,268
Research and development expenses	290	239	865	692
Net interest expense	25	14	65	39
Other (income) expense, net	(14)	4	(133)	21
Income before income taxes	766	727	2,315	2,261
Income tax expense	183	149	483	477
Net income	583	578	1,832	1,784
Less: Net income attributable to noncontrolling interests	—	2	—	23
Net income attributable to Baxter International Inc. (Baxter)	$ 583	$ 576	$ 1,832	$ 1,761

Net income attributable to Baxter per common share
Basic	$ 1.07	$ 1.02	$ 3.32	$ 3.08

Diluted	$ 1.06	$ 1.01	$ 3.29	$ 3.06

Weighted-average number of common shares outstanding
Basic	548	566	552	571

Diluted	552	571	556	575

Cash dividends declared per common share	$ 0.45	$ 0.31	$ 1.12	$ 0.93

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$583	$578	$1,832	$1,784
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense (benefit) of $18 and ($35) for the three months ended September 30, 2012 and 2011, respectively, and $20 and $4 for the nine months ended September 30, 2012 and 2011, respectively	180	(321)	(41)	9
Pension and other employee benefits, net of tax expense of $18 and $16 for the three months ended September 30, 2012 and 2011, respectively, and $57 and $45 for the nine months ended September 30, 2012 and 2011, respectively	28	34	101	78
Hedging activities, net of tax (benefit) expense of ($10) and $3 for the three months ended September 30, 2012 and 2011, respectively, and ($10) and ($3) for the nine months ended September 30, 2012 and 2011, respectively	(18)	5	(17)	(3)
Other, net of tax benefit of ($1) for both the three months ended September 30, 2012 and 2011, and ($1) and ($2) for the nine months ended September 30, 2012 and 2011, respectively	(2)	(1)	(1)	(3)
Total other comprehensive income (loss), net of tax	188	(283)	42	81
Comprehensive income	771	295	1,874	1,865
Less: Comprehensive (loss) income attributable to noncontrolling interests	—	(4)	—	14
Comprehensive income attributable to Baxter	$771	$299	$1,874	$1,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		September 30, 2012	December 31, 2011
Current assets	Cash and equivalents	$ 3,191	$ 2,905
	Accounts and other current receivables, net	2,324	2,420
	Inventories	2,831	2,628
	Prepaid expenses and other	759	697
	Total current assets	9,105	8,650
Property, plant and equipment, net		5,862	5,525
Other assets	Goodwill	2,498	2,317
	Other intangible assets, net	867	826
	Other	1,493	1,755
	Total other assets	4,858	4,898
Total assets		$19,825	$19,073

Current liabilities	Short-term debt	$ 16	$ 256
	Current maturities of long-term debt and lease obligations	317	190
	Accounts payable and accrued liabilities	4,125	4,411
	Total current liabilities	4,458	4,857
Long-term debt and lease obligations		5,614	4,749
Other long-term liabilities		2,563	2,639
Commitments and contingencies
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2012 and 2011	683	683
	Common stock in treasury, at cost, 134,886,054 shares in 2012 and 122,524,448 shares in 2011	(7,421)	(6,719)
	Additional contributed capital	5,774	5,783
	Retained earnings	10,642	9,429
	Accumulated other comprehensive loss	(2,549)	(2,591)
	Total Baxter shareholders’ equity	7,129	6,585
	Noncontrolling interests	61	243
	Total equity	7,190	6,828
Total liabilities and equity		$19,825	$19,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Nine months ended September 30,
		2012	2011
Cash flows from operations	Net income	$1,832	$1,784
	Adjustments
	Depreciation and amortization	534	503
	Deferred income taxes	197	218
	Stock compensation	97	94
	Realized excess tax benefits from stock issued under employee benefit plans	(14)	(17)
	Other	(47)	103
	Changes in balance sheet items
	Accounts and other current receivables, net	72	(102)
	Inventories	(136)	(272)
	Accounts payable and accrued liabilities	(282)	(90)
	Infusion pump and business optimization payments	(226)	(258)
	Other, including pension contributions	134	(38)
	Cash flows from operations	2,161	1,925
Cash flows from investing activities	Capital expenditures	(762)	(643)
	Acquisitions and investments	(495)	(229)
	Divestiture and other investing activities	86	106
	Cash flows from investing activities	(1,171)	(766)
Cash flows from financing activities	Issuances of debt	1,022	4
	Payments of obligations	(18)	(9)
	(Decrease) increase in debt with original maturities of three months or less, net	(250)	75
	Cash dividends on common stock	(558)	(534)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	307	405
	Purchases of treasury stock	(1,065)	(1,413)
	Other	(102)	(20)
	Cash flows from financing activities	(664)	(1,492)
Effect of currency exchange rate changes on cash and equivalents		(40)	(14)
Increase (decrease) in cash and equivalents		286	(347)
Cash and equivalents at beginning of period		2,905	2,685
Cash and equivalents at end of period		$3,191	$2,338

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

The unaudited interim condensed consolidated financial statements include the accounts of variable interest entities (VIEs) in which Baxter is the primary beneficiary. In the second quarter of 2012, the company exercised its option to purchase the remaining equity of Sigma International General Medical Apparatus, LLC (SIGMA), which Baxter previously consolidated as the primary beneficiary of the VIE. The company did not enter into any new arrangements in which it determined that it was the primary beneficiary of a VIE, and there were no VIEs consolidated by the company as of September 30, 2012. Refer to Note 4 for additional information about the SIGMA option exercise and the 2011 Annual Report for further information about VIEs previously consolidated by the company.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Interest expense, net of capitalized interest	$31	$23	$85	$67
Interest income	(6)	(9)	(20)	(28)
Net interest expense	$25	$14	$65	$39

Inventories

(in millions)	September 30, 2012	December 31, 2011
Raw materials	$ 693	$ 596
Work in process	963	923
Finished goods	1,175	1,109
Inventories	$2,831	$2,628

Property, plant and equipment, net

(in millions)	September 30, 2012	December 31, 2011
Property, plant and equipment, at cost	$11,539	$10,973
Accumulated depreciation and amortization	(5,677)	(5,448)
Property, plant and equipment (PP&E), net	$ 5,862	$ 5,525

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

Net sales related to the U.S. multi-source generic injectables business, which were reported in the Medical Products segment prior to the divestiture, totaled $58 million in the first six months of 2011. Pre-tax earnings related to this business were not significant to Baxter’s consolidated financial statements.

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

The following is a reconciliation of basic shares to diluted shares.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Basic shares	548	566	552	571
Effect of dilutive securities	4	5	4	4
Diluted shares	552	571	556	575

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to unvested PSUs. The computation of diluted EPS excluded stock options to purchase 17 million and 18 million shares for the third quarters of 2012 and 2011, respectively, and 22 million and 18 million shares for the nine months ended September 30, 2012 and 2011, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.

4. ACQUISITIONS AND INVESTMENTS

In the first nine months of 2012 and 2011, cash outflows related to acquisitions and investments totaled $495 million and $229 million, respectively. The company recorded charges related to business development activities of $128 million in the first nine months of 2012, which principally related to research and development (R&D) charges of $113 million associated with upfront payments made for the execution of collaboration agreements during the period, as discussed below. The upfront payments related to the collaboration agreements have been included in cash outflows related to acquisitions and investments for the first nine months of 2012, of which $58 million had previously been classified as cash flows from operations during the first half of the year.

As of September 30, 2012, the company’s consolidated balance sheet included contingent payment liabilities of $99 million related to acquisitions and investments. During the first nine months of 2012, the company recognized gains of $53 million in the first quarter of 2012 and $38 million in the second quarter of 2012 for the reduction of certain contingent payment liabilities related to the prior acquisitions of Prism Pharmaceuticals, Inc. (Prism) and ApaTech Limited (ApaTech), respectively. Refer to Note 7 for additional information.

Pro forma financial information has not been included because the acquisitions, individually and in the aggregate, did not have a material impact on the company’s financial position or results of operations.

Onconova Therapeutics, Inc.

In September 2012, Baxter executed a licensing agreement with Onconova Therapeutics, Inc. (Onconova) for rigosertib, a novel targeted anti-cancer compound for the treatment of a group of rare hematologic malignancies called Myelodysplastic Syndromes, which is currently in a Phase III study, and pancreatic cancer, which is in a Phase II/III study. The agreement provides Baxter with commercialization rights for the compound in Europe. In the third quarter of 2012, Baxter recognized an R&D charge of $50 million related to an upfront cash payment associated with the execution of the agreement. Baxter may make additional payments of up to $515 million related to the achievement of pre-commercial development and regulatory milestones, in addition to future sales milestones and royalties.

In July 2012, Baxter acquired approximately 3 million shares of Onconova preferred stock for $50 million. Refer to Note 7 for additional information regarding this investment.

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

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	BioScience	Medical Products	Total
Balance as of December 31, 2011	$806	$1,511	$2,317
Additions	161	19	180
Currency translation and other adjustments	2	(1)	1
Balance as of September 30, 2012	$969	$1,529	$2,498

Goodwill additions in the first nine months of 2012 principally related to the first quarter acquisition of Synovis and an additional $19 million from the second quarter acquisition of the remaining equity of Laboratoire Fasonut, a privately-held French pharmaceutical company specializing in parenteral nutrition compounding for hospitals, in which Baxter had previously held a 20% equity interest. Refer to Note 4 for additional information regarding the Synovis acquisition. As of September 30, 2012, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s intangible assets subject to amortization.

(in millions)	Developed technology, including patents	Other	Total
September 30, 2012
Gross other intangible assets	$1,212	$281	$1,493
Accumulated amortization	(561)	(97)	(658)
Other intangible assets, net	$ 651	$184	$ 835

December 31, 2011
Gross other intangible assets	$1,100	$276	$1,376
Accumulated amortization	(504)	(81)	(585)
Other intangible assets, net	$ 596	$195	$ 791

The amortization expense for these intangible assets was $26 million and $21 million in the three months ended September 30, 2012 and 2011, respectively, and $76 million and $58 million in the nine months ended September 30, 2012 and 2011, respectively. The anticipated annual amortization expense for intangible assets recorded as of September 30, 2012 is $102 million in 2012, $101 million in 2013, $98 million in 2014, $96 million in 2015, $93 million in 2016 and $75 million in 2017.

The increase in other intangible assets, net in the first nine months of 2012 was primarily related to the first quarter acquisition of Synovis. Refer to Note 4 for additional information regarding the Synovis acquisition.

Additionally, as of September 30, 2012 and December 31, 2011, the company had $32 million and $35 million, respectively, of intangible assets not subject to amortization, which included a trademark with an indefinite life and certain acquired in-process R&D associated with products that have not yet received regulatory approval.

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

During the second quarter of 2012, the company recognized an adjustment of $37 million in cost of sales to reduce the COLLEAGUE infusion pump reserves as the company substantially completed its recall activities in the United States. The company also further refined the original expectations for cash and non-cash activities related to the recall and recorded a $63 million adjustment to increase reserves for cash costs with a corresponding decrease to non-cash reserves, which had no impact on the results of operations. The net impact of these adjustments to the estimates of cash and non-cash activities was an increase in cash reserves of $26 million during the second quarter of 2012.

The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through September 30, 2012.

(in millions)
Charges and adjustments in 2005 through 2011	$ 716
Utilization in 2005 through 2011	(440)
Reserves as of December 31, 2011	276
Utilization	(159)
Other	26
Reserves as of September 30, 2012	$ 143

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

Refer to the 2011 Annual Report for further information about these charges.

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Charges in 2009 through 2011	$ 409
Utilization in 2009 through 2011	(183)
Currency translation adjustments (CTA)	(1)
Reserves as of December 31, 2011	225
Utilization	(67)
CTA	(3)
Reserves as of September 30, 2012	$ 155

The reserves are expected to be substantially utilized by the end of 2013. The company believes that these reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

7. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Sold receivables at beginning of period	$ 154	$ 148	$ 160	$ 157
Proceeds from sales of receivables	161	155	461	443
Cash collections (remitted to the owners of the receivables)	(161)	(161)	(465)	(464)
Effect of currency exchange rate changes	—	7	(2)	13
Sold receivables at end of period	$ 154	$ 149	$ 154	$ 149

The net losses relating to the sales of receivables were immaterial for each period. Refer to the 2011 Annual Report for further information regarding the company’s securitization agreements.

Significant debt issuances

In August 2012, the company issued $1.0 billion of senior notes, with $700 million maturing in August 2022 and bearing a 2.40% coupon rate, and $300 million maturing in August 2042 and bearing a 3.65% coupon rate. The net proceeds of the debt issuance will be used for general corporate purposes, including capital expenditures associated with previously announced plans to expand capacity to support longer-term growth of the company’s plasma-based treatments.

Credit facilities and commercial paper

As of September 30, 2012 and December 31, 2011, there were no outstanding borrowings under the company’s credit facilities. Refer to Note 6 to the company’s consolidated financial statements in the 2011 Annual Report for further discussion of the company’s credit facilities.

During the nine months ended September 30, 2012, the company had net cash outflows of $250 million related to the issuance and payoff of commercial paper. The company did not have any commercial paper outstanding as of September 30, 2012.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of September 30, 2012, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $424 million (of which $69 million related to Greece).

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

The notional amounts of foreign exchange contracts were $1.5 billion as of both September 30, 2012 and December 31, 2011. The notional amounts of interest rate contracts outstanding were $250 million and $200 million as of September 30, 2012 and December 31, 2011, respectively. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of September 30, 2012 is 15 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $500 million as of September 30, 2012 and $675 million as of December 31, 2011.

Dedesignations

If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. If the company removes the cash flow hedge designation because the hedged forecasted transactions are no longer probable of occurring, any gains or losses are immediately reclassified from AOCI to earnings. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the loss or income recognition of the underlying hedged items. If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In the first nine months of 2012 and 2011, the company terminated $175 million and $1.5 billion, respectively, of interest rate contracts that had been designated as fair value hedges, which resulted in net gains of $21 million and $95 million, respectively, that have been deferred and are being amortized as a reduction of net interest expense over the remaining term of the underlying debt. There were no hedge dedesignations in the first nine months of 2012 or 2011 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

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

The total gross notional amount of undesignated derivative instruments was $336 million as of September 30, 2012 and $346 million as of December 31, 2011.

Gains and Losses on Derivative Instruments

The following table summarizes the income statement locations and the gains and losses on the company’s derivative instruments for the three months ended September 30, 2012 and 2011.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2012	2011		2012	2011
Cash flow hedges
Interest rate contracts	$ (3)	$(8)	Net interest expense	$—	$ —
Foreign exchange contracts	(1)	(1)	Net sales	(1)	—
Foreign exchange contracts	(20)	7	Cost of sales	5	(10)
Total	$(24)	$(2)		$ 4	$(10)

				Gain (loss) recognized in income
(in millions)			Location of gain (loss) in income statement	2012	2011
Fair value hedges
Interest rate contracts			Net interest expense	$ 5	$ 53

Undesignated derivative instruments
Foreign exchange contracts			Other (income) expense, net	$ (2)	$ 2

The following table summarizes the income statement locations and gains and losses on the company’s derivative instruments for the nine months ended September 30, 2012 and 2011.

	Loss recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2012	2011		2012	2011
Cash flow hedges
Interest rate contracts	$(12)	$ (8)	Net interest expense	$ —	$ —
Foreign exchange contracts	(2)	—	Net sales	(2)	(1)
Foreign exchange contracts	(11)	(24)	Cost of sales	4	(25)
Total	$(25)	$(32)		$ 2	$(26)

				Gain (loss) recognized in income
(in millions)			Location of gain (loss) in income statement	2012	2011
Fair value hedges
Interest rate contracts			Net interest expense	$ 15	$ 65

Undesignated derivative instruments
Foreign exchange contracts			Other (income) expense, net	$(13)	$ (6)

For the company’s fair value hedges, equal and offsetting losses of $5 million and $15 million were recognized in net interest expense in the third quarter and first nine months of 2012, respectively, and equal and offsetting losses of $53 million and $65 million were recognized in net interest expense in the third quarter and first nine months of 2011, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the nine months ended September 30, 2012 was not material.

As of September 30, 2012, $9 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2012.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$23
Interest rate contracts	Other long-term assets	72	Other long-term liabilities	—
Foreign exchange contracts	Prepaid expenses and other	22	Accounts payable and accrued liabilities	9
Foreign exchange contracts	Other long-term assets	2	Other long-term liabilities	1
Total derivative instruments designated as hedges		$96		$33

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$ 1
Total derivative instruments		$96		$34

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

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 24	$—	$ 24	$ —
Interest rate hedges	72	—	72	—
Available-for-sale securities
Equity securities	17	17	—	—
Municipal securities	4	—	4	—
Corporate bonds	7	—	7	—
Preferred stock	52	—	—	52
Foreign government debt securities	16	—	16	—
Total assets	$192	$17	$123	$ 52

Liabilities
Foreign currency hedges	$ 11	$—	$ 11	$ —
Interest rate hedges	23	—	23	—
Contingent payments related to acquisitions and investments	99	—	—	99
Total liabilities	$133	$—	$ 34	$ 99

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 55	$—	$ 55	$ —
Interest rate hedges	77	—	77	—
Available-for-sale securities
Equity securities	21	21	—	—
Total assets	$153	$21	$132	$ —

Liabilities
Foreign currency hedges	$ 4	$—	$ 4	$ —
Interest rate hedges	11	—	11	—
Contingent payments related to acquisitions and investments	234	—	—	234
Total liabilities	$249	$—	$ 15	$234

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The majority of the derivatives entered into by the company are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs are considered observable and vary depending on the type of derivative, and include contractual terms, interest rate yield curves, foreign exchange rates and volatility. The fair values of municipal securities, corporate bonds, and foreign government debt securities are obtained from pricing services or broker/dealers who use proprietary pricing applications, which include observable market information for like or same securities. The preferred stock is valued based upon recent transactions, as well as the financial information of the investee. The contingent payments are valued using a discounted cash flow technique that reflects management’s expectations about probability of payment, which can range from 0 to 100 percent. Significant increases or decreases in the probability of payment would result in an increase or decrease, respectively, in the fair value.

At September 30, 2012, the company held available-for-sale equity securities that had an amortized cost basis and fair value of $13 million and $17 million, respectively, with $4 million of cumulative unrealized gains. At December 31, 2011, the amortized cost basis and fair value of the available-for-sale equity securities was $14 million and $21 million, respectively, with $7 million in cumulative unrealized gains.

In July 2012, Baxter acquired approximately 3 million shares of Onconova preferred stock for $50 million. The preferred stock included a redemption right for Baxter and the company has classified the investment as an available-for-sale debt security.

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

In February 2012, as a result of the company’s acquisition of Synovis, the company acquired marketable securities, which included municipal securities, corporate bonds, and U.S. government agency issues, which have been classified as available-for-sale, with primarily all of these securities maturing within one year. The amortized cost and fair value of the marketable securities as of September 30, 2012 was approximately $11 million. The company received proceeds of $34 million from the maturity of certain of these securities in the first nine months of 2012.

At September 30, 2012, the cumulative unrealized gains for the company’s available-for-sale debt securities were $1 million.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and investments and preferred stock.

(in millions)	Contingent payments	Preferred stock
Fair value as of December 31, 2011	$ 234	$—
Purchases	—	50
Payments	(35)	—
Gains recognized in earnings	(100)	—
CTA	—	2
Fair value as of September 30, 2012	$ 99	$52

The company’s payments related to milestones associated with the SIGMA agreement in the first half of 2012. As discussed in Note 4, the gains recognized in earnings included $53 million in the first quarter of 2012 and $38 million in the second quarter of 2012 related to the reduction of the contingent payment liabilities for certain milestones associated with the 2011 acquisition of Prism and the 2010 acquisition of ApaTech, respectively. Both gains were reported in other (income) expense, net. The contingent liabilities were reduced based on updated information indicating that the probability of achieving certain milestones was lower than previously expected. The company also evaluated the long-lived assets (including other intangible assets) related to both the Prism and ApaTech acquisitions for impairment and, based on projections of undiscounted cash flows, the company determined that no impairment existed.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized on the condensed consolidated balance sheets and the approximate fair values as of September 30, 2012 and December 31, 2011.

	Book values		Approximate fair values
(in millions)	2012	2011	2012	2011
Assets
Long-term insurance receivables	$ 4	$ 15	$ 4	$ 15
Investments	37	85	39	94

Liabilities
Short-term debt	16	256	16	256
Current maturities of long-term debt and lease obligations	317	190	320	190
Long-term debt and lease obligations	5,614	4,749	6,308	5,312
Long-term litigation liabilities	31	63	31	62

The following table summarizes the bases used to measure the approximate fair value of the financial instruments as of September 30, 2012.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Long-term insurance receivables	$ 4	$—	$ 4	$—
Investments	39	—	17	22
Total assets	$ 43	$—	$ 21	$22

Liabilities
Short-term debt	$ 16	$—	$ 16	$—
Current maturities of long-term debt and lease obligations	320	—	320	—
Long-term debt and lease obligations	6,308	—	6,308	—
Long-term litigation liabilities	31	—	31	—
Total liabilities	$6,675	$—	$6,675	$—

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

Investments in 2012 principally included certain cost method investments and held-to-maturity debt securities. The decrease in investments in the first nine months of 2012 primarily related to the first quarter 2012 restructuring of the company’s Greek government bonds and subsequent classification as available-for-sale, as discussed above, and the sale of the company’s common stock investment in Enobia Pharma Corporation (Enobia), which the company originally purchased in 2011.

Investments in 2011 principally included held-to-maturity debt securities, as well as certain cost method investments. In the third quarter of 2011, Baxter made an $18 million investment in Enobia, which was classified as a cost method investment. In the first quarter of 2011, certain past due receivables with the Greek government were converted into non-interest bearing bonds with maturities of one to three years. The fair value of these bonds, which were classified as held-to-maturity, was calculated using a discounted cash flow model that incorporated observable inputs, including interest rate yields.

Refer to the 2011 Annual Report for more information on the Greek government’s settlement plan.

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

8. SHAREHOLDERS’ EQUITY

Stock-based compensation

Stock compensation expense totaled $34 million and $33 million for the three months ended September 30, 2012 and 2011, respectively, and $97 million and $94 million for the nine months ended September 30, 2012 and 2011, respectively. Over 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.

In March 2012, the company awarded its annual stock compensation grants, which consisted of 5.9 million stock options, 866,000 RSUs and 415,000 PSUs. Stock compensation grants made in the second and third quarters of 2012 were not material.

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

The total intrinsic value of stock options exercised was $34 million and $23 million during the third quarters of 2012 and 2011, respectively, and $67 million and $85 million during the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, the unrecognized compensation cost related to all unvested stock options of $68 million is expected to be recognized as expense over a weighted-average period of 1.9 years.

Restricted Stock and Performance Share Units

The fair value of RSUs is determined based on the quoted price of the company’s common stock on the date of the grant. As of September 30, 2012, the unrecognized compensation cost related to all unvested RSUs of $69 million is expected to be recognized as expense over a weighted-average period of 2.4 years.

The fair value of PSUs is determined using a Monte Carlo model. The assumptions used in estimating the fair value of PSUs granted during the period, along with the grant-date fair values, were as follows.

	Nine months ended September 30,
	2012	2011
Baxter volatility	24%	28%
Peer group volatility	14% – 50%	19% – 55%
Correlation of returns	0.26 – 0.54	0.29 – 0.61
Risk-free interest rate	0.4%	1.2%
Fair value per PSU	$72	$62

As of September 30, 2012, the unrecognized compensation cost related to all unvested PSUs of $29 million is expected to be recognized as expense over a weighted-average period of 1.8 years.

Dividends

Cash dividend payments totaled $558 million and $534 million in the first nine months of 2012 and 2011, respectively. The increase in cash dividend payments between periods was primarily due to the November 2011 increase of 8% in the quarterly dividend rate, partially offset by the impact of a lower number of common shares outstanding as a result of the company’s stock repurchase program. In July 2012, the board of directors declared a quarterly dividend of $0.45 per share, which was paid on October 1, 2012 to shareholders of record on September 7, 2012. This dividend represented an increase of approximately 34% over the previous quarterly rate.

Stock repurchases

As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the board of directors approved a new share repurchase authorization of up to $2.0 billion of the company’s common stock. No repurchases have been made under this authorization as of September 30, 2012. During the three- and nine-month periods ended September 30, 2012, the company repurchased 1.9 million shares and 18.9 million shares for $105 million and $1.1 billion, respectively, under the December 2010 $2.5 billion share repurchase authorization. As of September 30, 2012, $348 million remained available under the December 2010 authorization.

9. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Pension benefits
Service cost	$ 28	$ 28	$ 83	$ 84
Interest cost	58	60	176	178
Expected return on plan assets	(72)	(76)	(216)	(228)
Amortization of net losses and other deferred amounts	52	44	156	132
Net periodic pension benefit cost	$ 66	$ 56	$ 199	$ 166

OPEB
Service cost	$ 2	$ 2	$ 5	$ 5
Interest cost	8	7	22	21
Amortization of net loss and prior service credit	1	(1)	5	(2)
Net periodic OPEB cost	$ 11	$ 8	$ 32	$ 24

In the first quarter of 2011, the company made a discretionary cash contribution to its pension plan in the United States totaling $150 million.

On August 31, 2012, Baxter announced an offer to terminated-vested participants in the U.S. pension plan (approximately 16,000 participants) to pay a lump-sum payment which would fully settle the company’s pension plan obligation to these participants. Eligible participants have until mid-November 2012 to accept the offer and payments are expected to be made in December 2012. Any settlement charge associated with the offer is expected to be recognized during the fourth quarter of 2012 upon payout to electing participants. The settlement charge will be dependent upon the final acceptance rate by eligible participants and other factors contributing to the re-measurement of U.S. pension plan assets and obligations, including discount rate. The company estimates that it could incur a settlement charge of up to $400 million in the company’s results of operations, with a maximum payout of up to $820 million from plan assets, in the fourth quarter of 2012.

10. INCOME TAXES

The company’s effective income tax rate was 23.9% and 20.5% in the third quarters of 2012 and 2011, respectively, and 20.9% and 21.1% in the nine-month periods ended September 30, 2012 and 2011, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective income tax rate can be impacted each period by discrete factors and events.

The increase in the effective income tax rate in the three-month period ended September 30, 2012 was due to a change in the earnings mix from lower to higher tax rate jurisdictions compared to the prior year period and a nonrecurring tax benefit from the third quarter 2011 charge of $79 million related to the resolution of litigation pertaining to average wholesale prices (AWP) and certain rebate and discount adjustments related to historical price reporting submissions.

The decrease in the effective income tax rate in the nine-month period ended September 30, 2012 was principally due to gains of $53 million in the first quarter of 2012 and $38 million in the second quarter of 2012 for the reduction of certain contingent payment liabilities related to the prior acquisitions of Prism and ApaTech, respectively, for which there was no tax charge. Also contributing to the decrease in effective income tax rate was a cost of sales reduction of $37 million in the second quarter of 2012 for an adjustment to the COLLEAGUE infusion pumps reserves as the company substantially completed the recall in the United States, for which there was no tax charge. The factors identified above were partially offset by the impact of a change in the earnings mix from lower to higher tax rate jurisdictions compared to the prior year period and a nonrecurring prior year tax benefit from the third quarter 2011 charge of $79 million, as described above.

11. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2012, the company’s total recorded reserves with respect to legal matters were $124 million and the total related receivables were $36 million.

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

Patent litigation

Hemodialysis Litigation

Since April 2003, Baxter has been pursuing a patent infringement action against Fresenius Medical Care Holdings, Inc. for infringement of certain Baxter patents. The patents cover Fresenius’ 2008K hemodialysis instrument. In 2007, the court entered judgment in Baxter’s favor holding the patents valid and infringed, and a jury assessed damages at $14 million for past sales only. In April 2008, the U.S.D.C. for the Northern District of California granted Baxter’s motion for permanent injunction, granted Baxter’s request for royalties on Fresenius’ sales of the 2008K hemodialysis machines during a nine-month transition period before the permanent injunction took effect, and granted a royalty on disposables. In September 2009, the appellate court affirmed Fresenius’ liability for infringing valid claims of Baxter’s main patent, invalidated certain claims of other patents, and remanded the case to the district court to finalize the scope of the injunction and the amount of damages owed to Baxter. After a hearing in December 2011, the district court entered an order in March 2012 awarding Baxter $9.3 million in royalties, which are in addition to the past damages and interest of $20 million owed by Fresenius to Baxter. In March 2010, the United States Patent and Trademark Office’s (USPTO) appellate board affirmed the previous determination by the USPTO patent examiner that the remaining patent was invalid. The board denied a request for reconsideration and the company has appealed the USPTO’s decision to the same appellate court that affirmed the validity of the patent in September 2009. The appellate hearing was held in February 2012 and the court affirmed the USPTO’s rejection. Baxter’s petition for a rehearing was denied.

Product liability litigation

Heparin Litigation

In connection with the recall of heparin products in the United States, approximately 400 lawsuits are pending alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. In June 2008, a number of the federal cases related to this matter were consolidated in the U.S.D.C. for the Northern District of Ohio for pretrial case management under the Multi District Litigation rules. In September 2008, a number of state court cases were consolidated in Cook County, Illinois for pretrial case management. In June 2011, the first of the state court cases resulted in a verdict in favor of the plaintiffs with an award of $625,000 in compensatory damages. In July 2011, the federal court ruled in Baxter’s favor on certain motions for summary judgment. As of October 2012, the majority of the cases related to this matter have either been settled or dismissed.

General litigation

Baxter is a defendant in a number of suits alleging that certain of the company’s current and former executive officers and its board of directors failed to adequately oversee the operations of the company and issued materially false and misleading statements regarding the company’s plasma-based therapies business, the company’s remediation of its COLLEAGUE infusion pumps, its heparin product, and other quality issues. Plaintiffs allege this action damaged the company and its shareholders by resulting in a decline in stock price in the second quarter of 2010, payment of excess compensation to the board of directors and certain of the company’s current and former executive officers, and other damage to the company. In September 2012, a federal court dismissed a consolidated derivative suit pending in the U.S.D.C. for the Northern District of Illinois, and in October 2012 the plaintiffs appealed this dismissal to the U.S. Court of Appeals for the Seventh Circuit. An action pending in the Circuit Court of Lake County, Illinois has been stayed pending the outcome of the federal action. In addition, a consolidated alleged class action is pending in the U.S.D.C. for the Northern District of Illinois against the company and certain of its current executive officers seeking to recover the lost value of investors’ stock. In January 2012, the court denied the company’s motion to dismiss certain of the claims related to the class action suits. In April 2012, the court granted the company’s motion to certify an appeal of that decision to the U.S. Court of Appeals for the Seventh Circuit, however that motion was denied by the appellate court in June 2012.

The company is a defendant, along with others, in a number of lawsuits consolidated for pretrial proceedings in the U.S.D.C. for the Northern District of Illinois alleging that Baxter and certain of its competitors conspired to restrict output and artificially increase the price of plasma-derived therapies since 2003. The complaints attempt to state a claim for class action relief and in some cases demand treble damages. In February 2011, the court denied the company’s motion to dismiss certain of the claims and the parties are proceeding with discovery. In January 2012, the court granted the company’s motion to dismiss certain federal claims brought by indirect purchasers. The trial court returned the remaining indirect purchaser claims to the court of original jurisdiction (U.S.D.C. for the Northern District of California) in August 2012.

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

Also included in the Medical Products business are revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal Inc. related to the 2007 divestiture of the Transfusion Therapies business. Post-divestiture revenues associated with these transition agreements, which had previously been reported at the corporate level (Corporate) and not allocated to a segment, totaled $12 million for both the third quarters of 2012 and 2011, and $27 million and $30 million in the first nine months of 2012 and 2011, respectively. The prior period segment presentation has been recast to conform to the current period presentation.

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

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, the AWP litigation and historical price reporting charge, deferred income taxes, and certain litigation liabilities and related receivables.

Included in the BioScience segment’s pre-tax income in the first nine months of 2012 were business development charges of $123 million, primarily related to R&D charges of $50 million, $30 million and $33 million associated with the company’s collaborations with Onconova, Chatham and Momenta, respectively, and a gain of $38 million related to the reduction of a contingent payment liability for milestones associated with the 2010 acquisition of ApaTech.

Included in the Medical Products segment’s pre-tax income in the first nine months of 2012 was a gain of $53 million related to the reduction of a contingent payment liability for certain milestones associated with the 2011 acquisition of Prism and a net benefit from reserve adjustments of $23 million, which primarily related to an adjustment to the COLLEAGUE infusion pump reserves.

Financial information for the company’s segments is as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Net sales
BioScience	$1,522	$1,517	$ 4,550	$ 4,478
Medical Products	1,955	1,962	5,887	5,821
Total net sales	$3,477	$3,479	$10,437	$10,299

Pre-tax income
BioScience	$ 537	$ 584	$ 1,605	$ 1,784
Medical Products	388	403	1,214	1,158
Total pre-tax income from segments	$ 925	$ 987	$ 2,819	$ 2,942

The following is a reconciliation of segment pre-tax income to income before income taxes per the condensed consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Total pre-tax income from segments	$ 925	$ 987	$2,819	$2,942
Unallocated amounts
Stock compensation	(34)	(33)	(97)	(94)
Net interest expense	(25)	(14)	(65)	(39)
Certain foreign currency fluctuations and hedging activities	13	(5)	33	(21)
AWP litigation and historical price reporting charge	—	(79)	—	(79)
Other Corporate items	(113)	(129)	(375)	(448)
Income before income taxes	$ 766	$ 727	$2,315	$2,261

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and nine months ended September 30, 2012.

RESULTS OF OPERATIONS

NET SALES

	Three months ended September 30,		Percent change			Nine months ended September 30,		Percent change
(in millions)	2012	2011	At actual currency rates		At constant currency rates	2012	2011	At actual currency rates		At constant currency rates
BioScience	$1,522	$1,517	0%		5%	$ 4,550	$ 4,478	2%		5%
Medical Products	1,955	1,962	0%		4%	5,887	5,821	1%		4%
Total net sales	$3,477	$3,479	0%		5%	$10,437	$10,299	1%		4%

	Three months ended September 30,		Percent change			Nine months ended September 30,		Percent change
(in millions)	2012	2011	At actual currency rates		At constant currency rates	2012	2011	At actual currency rates		At constant currency rates
International	$1,964	$2,076	(5%	)	2%	$ 5,953	$ 6,056	(2%	)	3%
United States	1,513	1,403	8%		8%	4,484	4,243	6%		6%
Total net sales	$3,477	$3,479	0%		5%	$10,437	$10,299	1%		4%

Foreign currency unfavorably impacted net sales by 5 and 3 percentage points in the third quarter and first nine months of 2012, respectively, primarily due to the strengthening of the U.S. Dollar relative to the Euro. Excluding the impact of foreign currency, total net sales growth was 5% and 4% in the third quarter and first nine months of 2012, respectively, primarily driven by improved sales volumes (demand). The recent acquisitions of Synovis Life Technologies, Inc. (Synovis) and Baxa Corporation (Baxa) contributed approximately 2 percentage points towards sales growth during both periods. These contributions were partially offset during the first nine months of 2012 by the divestiture of the U.S. multi-source generic injectables business in 2011, which unfavorably impacted sales growth by approximately 1 percentage point.

International sales, excluding the impact of foreign currency, increased by 2% and 3% during the three- and nine-month periods ended September 30, 2012, respectively, as sales growth in many countries in Latin America and Asia Pacific offset softness in mature European markets. Sales in the United States increased by 8% and 6% during the three- and nine-month periods ended September 30, 2012, respectively, driven by growth across several product categories in both segments.

The comparisons presented at constant currency rates reflect comparative local currency sales at the prior period’s foreign exchange rates. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and the current period. The company believes that the non-GAAP (generally accepted accounting principles) measure of change in net sales at constant currency rates, when used in conjunction with the GAAP measure of change in net sales at actual currency rates, may provide a more complete understanding of the company’s operations and can facilitate a fuller analysis of the company’s results of operations, particularly in evaluating performance from one period to another.

BioScience

The following is a summary of net sales by product category in the BioScience segment.

	Three months ended September 30,		Percent change				Nine months ended September 30,		Percent change
(in millions)	2012	2011	At actual currency rates		At constant currency rates		2012	2011	At actual currency rates		At constant currency rates
Recombinants	$ 555	$ 552	1%		5%		$1,653	$1,634	1%		4%
Antibody Therapy	404	380	6%		9%		1,168	1,135	3%		5%
Plasma Proteins	337	372	(9%	)	(4%	)	1,017	1,043	(2%	)	1%
Regenerative Medicine	165	143	15%		20%		493	430	15%		18%
Other	61	70	(13%	)	0%		219	236	(7%	)	0%
Total net sales	$1,522	$1,517	0%		5%		$4,550	$4,478	2%		5%

Net sales in the BioScience segment were flat during the three-month period ending September 30, 2012 and increased 2% during the nine-month period ending September 30, 2012 (including a 5 and 3 percentage point unfavorable impact from foreign currency in the three- and nine-month periods ending September 30, 2012, respectively). Excluding the impact of foreign currency, the principal drivers were the following:

•

In the Recombinants product category, sales growth in both periods was driven primarily by strong U.S. demand for the company’s advanced recombinant therapy, ADVATE, partially offset by lower Australian tender sales.

•

In the Antibody Therapy product category, sales increased in both periods as a result of continued demand in the United States for the company’s intravenous (IV) and subcutaneous immunoglobulin therapies, known as GAMMAGARD LIQUID [Immune Globulin Intravenous (Human)] (marketed as KIOVIG outside of the United States), the liquid formulation of the antibody replacement therapy. Also contributing to sales growth in both periods was the favorable impact from pricing benefits related to shifts in geographic mix as the company optimizes its global supply in light of the planned facility shutdown during the second half of 2012. Sales growth was partially offset in both periods by the return of a competitor to the market in 2012.

•

Sales in the Plasma Proteins product category were favorably impacted in both periods by stronger U.S. sales of FEIBA (an inhibitor bypass therapy), driven by increased demand, higher sales of alpha-1 products (for treatment of hereditary emphysema), and improved international sales of albumin. These impacts were more than offset during the third quarter of 2012, and partially offset during the first nine months of 2012, by lower tender sales of FEIBA and plasma-derived FVIII, primarily in Brazil and Europe.

•

In the Regenerative Medicine product category, sales in both periods increased primarily as a result of the first quarter 2012 acquisition of Synovis, a biological and mechanical products company, and increased global demand for the company’s surgical sealants, including FLOSEAL and TISSEEL. Partially offsetting this growth in both periods were lower U.S. sales of ACTIFUSE bone void filler products.

Medical Products

The following is a summary of net sales by product category in the Medical Products segment.

	Three months ended September 30,		Percent change				Nine months ended September 30,		Percent change
(in millions)	2012	2011	At actual currency rates		At constant currency rates		2012	2011	At actual currency rates		At constant currency rates
Renal	$ 629	$ 646	(3%	)	2%		$1,852	$1,866	(1%	)	2%
Global Injectables	509	494	3%		7%		1,553	1,517	2%		4%
IV Therapies	479	453	6%		12%		1,430	1,333	7%		11%
Infusion Systems	186	222	(16%	)	(14%	)	603	666	(9%	)	(8%	)
Anesthesia	135	129	5%		9%		405	390	4%		6%
Other	17	18	(6%	)	(11%	)	44	49	(10%	)	(12%	)
Total net sales	$1,955	$1,962	0%		4%		$5,887	$5,821	1%		4%

Net sales in the Medical Products segment were flat during the three-month period ended September 30, 2012 and increased 1% during the nine-month period ended September 30, 2012 (including a 4 and 3 percentage point unfavorable impact from foreign currency in the three- and nine-month periods ended September 30, 2012, respectively). Excluding the impact of foreign currency, the principal drivers were the following:

•

In the Renal product category, the favorable impact of continued growth in the number of peritoneal dialysis patients in Asia, Latin America and the United States for both periods was partially offset by lower sales of hemodialysis products.

•

Sales growth in the Global Injectables product category for both periods was driven primarily by improved pricing in the United States on select injectable therapeutics, particularly cyclophosphamide (a generic oncology drug) and improved sales in the pharmaceutical partnering and pharmacy compounding businesses, in addition to the favorable contribution from the fourth quarter 2011 acquisition of Baxa. Partially offsetting this growth in the nine-month period ended September 30, 2012 was an unfavorable impact of 5 percentage points from the second quarter 2011 divestiture of the U.S. multi-source generic injectables business.

•

IV Therapies sales growth in both periods was driven primarily by strong sales of nutrition products, including the favorable impact of the Baxa acquisition, and an increase in demand for IV solutions, particularly in the United States.

•

In the Infusion Systems product category, sales declined in both periods due to lower global sales of access sets used in the administration of IV solutions and, during the third quarter of 2012, lower sales of Spectrum infusion pumps. Both of these impacts were related to COLLEAGUE infusion pump recall activities in the United States.

•

Sales growth in the Anesthesia product category for both periods was driven primarily by improved international growth from increased penetration of SUPRANE (desflurane) and generic sevoflurane, particularly in Europe and Asia.

•

The Other product category includes revenues of $12 million for both the third quarters of 2012 and 2011 and $27 million and $30 million for the nine-month periods ended September 30, 2012 and 2011, respectively, associated with manufacturing, distribution and other services provided by the company to Fenwal Inc. subsequent to the divestiture of the Transfusion Therapies business in 2007, which had previously been reported separately.

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended September 30,				Nine months ended September 30,
(as a percentage of net sales)	2012	2011	Change		2012	2011	Change
Gross margin	52.1%	50.9%	1.2 pts		51.7%	51.3%	0.4 pts
Marketing and administrative expenses	21.4%	22.6%	(1.2 pts	)	21.9%	22.0%	(0.1 pts	)

Gross Margin

The gross margin percentage for the nine-month period ended September 30, 2012 included a net benefit from reserve adjustments of $23 million primarily related to an adjustment to the COLLEAGUE infusion pump reserves as the company substantially completed the recall in the United States. The reserve adjustments favorably impacted the current year-to-date gross margin percentage by 0.2 percentage points. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump reserves.

Additionally, the gross margin percentage improved in both periods as a result of sales growth in higher margin products in the BioScience segment, the favorable impact of foreign currency and the resolution of prior year manufacturing issues at the company’s Castlebar, Ireland facility. The improved gross margin percentages for both periods were partially offset by margin dilution from business development activities, increased pension expense and austerity measures.

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

Excluding the impact of the AWP litigation and historical price reporting charge in 2011, the marketing and administrative expenses ratio for the three- and nine-month periods ended September 30, 2012 increased primarily due to incremental expenses from the operations of Baxa and Synovis, an increase in pension expense, increased spending on marketing and promotional programs, and, during the first nine months of 2012, acquisition-related expenses. The factors identified above were partially offset by the company’s continued focus on controlling discretionary spending and savings from the company’s business optimization initiatives.

RESEARCH AND DEVELOPMENT

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	Percent change	2012	2011	Percent change
Research and development expenses	$ 290	$ 239	21%	$ 865	$ 692	25%
As a percentage of net sales	8.3%	6.9%		8.3%	6.7%

Research and development (R&D) expenses increased in both periods, primarily due to the third quarter 2012 R&D charge of $50 million associated with the company’s collaboration with Onconova Therapeutics, Inc. (Onconova), the second quarter 2012 R&D charge of $30 million associated with the company’s collaboration with Chatham Therapeutics, LLC (Chatham) and the first quarter 2012 R&D charge of $33 million associated with the company’s collaboration with Momenta Pharmaceuticals, Inc. (Momenta). Refer to Note 4 for further information regarding these collaborations.

Additionally, the company continues to invest in a number of R&D programs across the product pipeline, including a variety of earlier-stage initiatives, while also reaching certain milestone achievements resulting in additional R&D spending, particularly during the first nine months of 2012. Refer to the 2011 Annual Report for a discussion of the company’s R&D pipeline.

NET INTEREST EXPENSE

Net interest expense was $25 million and $14 million in the third quarters of 2012 and 2011, respectively, and $65 million and $39 million in the first nine months of 2012 and 2011, respectively. The increase during both periods was principally driven by the issuances of $500 million 1.85% senior unsecured notes in December 2011, $700 million 2.40% senior unsecured notes in August 2012, and $300 million 3.65% senior unsecured notes in August 2012, the termination of interest rate swap agreements, and lower interest income.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net was $14 million of income and $4 million of expense during the third quarters of 2012 and 2011, respectively, and $133 million of income and $21 million of expense during the first nine months of 2012 and 2011, respectively. Other (income) expense, net included gains of $53 million and $38 million related to the reduction of certain contingent payment liabilities associated with the prior acquisitions of Prism Pharmaceuticals, Inc. (Prism) and ApaTech Limited (ApaTech), respectively, during the first half of 2012. Additionally, other (income) expense, net included the benefit from a net loss attributable to noncontrolling interests of $24 million during the first nine months of 2012, which was prospectively classified as other (income) expense, net effective January 1, 2012.

Also included in other (income) expense, net were amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency.

PRE-TAX INCOME

Refer to Note 12 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience

Pre-tax income decreased 8% and 10% in the third quarter and first nine months of 2012, respectively. Included in pre-tax income during the first nine months of 2012 were business development charges of $123 million, primarily related to R&D charges of $50 million, $30 million and $33 million associated with the company’s collaborations with Onconova, Chatham and Momenta, respectively, and a gain of $38 million related to the reduction of a contingent payment liability for milestones associated with the 2010 acquisition of ApaTech.

Excluding the impact of the above items, pre-tax income was flat in the third quarter and declined in the first nine months of 2012. Contributing to the decrease in pre-tax income during the nine-month period was an additional increase in spending on R&D driven by funding of key programs and the achievement of certain milestones, spending on new marketing and promotional programs, and the unfavorable impact of foreign currency. These factors were partially offset by sales growth of certain higher margin products.

Medical Products

Pre-tax income decreased 4% in the third quarter of 2012 and increased 5% in the first nine months of 2012. Included in pre-tax income during the first nine months of 2012 was a gain of $53 million related to the reduction of the contingent payment liability for certain milestones associated with the 2011 acquisition of Prism and a net benefit from reserve adjustments of $23 million, which primarily related to an adjustment to the COLLEAGUE infusion pump reserves.

Excluding the impact of the above items, pre-tax income during both periods declined compared to the prior periods due to increases in marketing and administrative expenses, the unfavorable impact of foreign currency, and in the nine-month period, increases in R&D spending. Partially offsetting these factors was the favorable impact of the resolution of prior year manufacturing issues at the company’s Castlebar, Ireland facility.

Other

Certain items are maintained at the company’s corporate level and are not allocated to the segments. These amounts are detailed in the table in Note 12 and primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign currency fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses, the AWP litigation and historical price reporting charge, deferred income taxes, and certain litigation liabilities and related insurance receivables. Refer to Note 8 regarding stock compensation expense and the previous discussion for further information regarding net interest expense.

INCOME TAXES

The company’s effective income tax rate was 23.9% and 20.5% in the third quarters of 2012 and 2011, respectively, and 20.9% and 21.1% in the nine-month periods ended September 30, 2012 and 2011, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective income tax rate can be impacted each period by discrete factors and events.

The increase in the effective income tax rate in the three-month period ended September 30, 2012 was due to a change in the earnings mix from lower to higher tax rate jurisdictions compared to the prior year period and a nonrecurring tax benefit from the third quarter 2011 charge of $79 million related to resolution of litigation pertaining to AWP and certain rebate and discount adjustments related to historical price reporting submissions.

The decrease in the effective income tax rate in the nine-month period ended September 30, 2012 was principally due to gains of $53 million in the first quarter of 2012 and $38 million in the second quarter of 2012 for the reduction of certain contingent payment liabilities related to the prior acquisitions of Prism and ApaTech, respectively, for which there was no tax charge. Also contributing to the decrease in the effective income tax rate was a cost of sales reduction of $37 million in the second quarter of 2012 for an adjustment to the COLLEAGUE infusion pumps reserves as the company substantially completed the recall in the United States, for which there was no tax charge. The factors identified above were partially offset by the impact of a change in the earnings mix from lower to higher tax rate jurisdictions compared to the prior year period and a nonrecurring prior year tax benefit from the third quarter 2011 charge of $79 million, as described above.

The company anticipates that the effective income tax rate for the full-year 2012 will be approximately 22%, excluding the impact of audit developments, discrete items and other special items.

INCOME AND EARNINGS PER DILUTED SHARE

Net income attributable to Baxter was $583 million and $576 million for the three months ended September 30, 2012 and 2011, respectively, and $1.8 billion for both nine-month periods ended September 30, 2012 and 2011. Net income attributable to Baxter per diluted share was $1.06 and $1.01 for the three months ended September 30, 2012 and 2011, respectively, and $3.29 and $3.06 for the nine months ended September 30, 2012 and 2011, respectively. The significant factors and events contributing to the changes are discussed above. Also, net income per diluted share was positively impacted by the repurchase of 1.9 million and 18.9 million shares during the three months and nine months ended September 30, 2012, respectively. Refer to Note 8 for further information regarding the company’s stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from operations

Cash flows from operations increased during the first nine months of 2012 as compared to the prior year, totaling $2.2 billion in 2012 and $1.9 billion in 2011. The change in cash flows from operations was impacted by the factors discussed below, as well as the unfavorable impact of lower earnings (before non-cash items and adjustments). Other non-cash items and adjustments of $47 million in the first nine months of 2012 included gains of $91 million from the reduction of certain contingent payment liabilities from prior acquisitions. Also included in other non-cash items and adjustments in the first nine months of 2012 was $113 million in R&D charges associated with upfront payments made for the execution of collaboration agreements during the period, which have been included in cash flows from investing activities. The company had previously classified $58 million of these upfront payments as cash flows from operations during the first half of 2012.

Accounts Receivable

Cash flows relating to accounts receivable increased during the first nine months of 2012 as compared to the prior year period primarily due to the collection of past due receivables from Spain and Portugal. Days sales outstanding increased to 57.0 days as of September 30, 2012 from 53.5 days as of December 31, 2011, primarily due to longer collection periods and an unfavorable impact of foreign currency, partially offset by collections of past due balances in Spain and Portugal during the first nine months of 2012.

Inventories

Cash outflows relating to inventories decreased in 2012 as compared to the prior year. The following is a summary of inventories as of September 30, 2012 and December 31, 2011, as well as annualized inventory turns for the third quarters of 2012 and 2011, by segment.

	Inventories		Annualized inventory turns for the three months ended September 30,
(in millions, except inventory turn data)	September 30,	December 31,
	2012	2011	2012	2011
BioScience	$1,745	$1,627	1.36	1.50
Medical Products	1,086	1,001	3.68	4.07
Total company	$2,831	$2,628	2.25	2.48

Inventory turns for the BioScience segment for the three months ended September 30, 2012 were unfavorably impacted by higher levels of plasma protein-related inventories to replenish and build inventory for future growth and the planned facility shutdown in the second half of 2012. Inventory turns for the Medical Products segment were unfavorably impacted by additional inventory levels related to the Baxa acquisition and higher Spectrum infusion pump inventories.

Other

Cash outflows related to accounts payable and accrued liabilities were $282 million in the first nine months of 2012 compared to $90 million in the first nine months of 2011, with the increase primarily driven by the timing of payments to certain suppliers and others, payroll timing and increased litigation-related payments.

Payments related to the execution of the COLLEAGUE infusion pump recall and the company’s business optimization initiatives decreased from $258 million in the first nine months of 2011 to $226 million in the first nine months of 2012 as the company substantially completed its recall activities in the United States in July 2012. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump recall and the business optimization initiatives. Cash flows from operations were favorably impacted by $134 million from changes in other balance sheet items during the nine months ended September 30, 2012, compared to an unfavorable impact of $38 million during the nine months ended September 30, 2011. This change was principally due to the impact of a discretionary cash contribution of $150 million in the first quarter of 2011 to the company’s pension plan in the United States.

Cash flows from investing activities

Capital Expenditures

Capital expenditures increased by $119 million in the first nine months of 2012, from $643 million in 2011 to $762 million in 2012, with the increase primarily driven by additional investments in support of new and existing product capacity expansions in the BioScience segment. The company’s investments in capital expenditures are focused on projects that enhance the company’s cost structure and manufacturing capabilities and support the company’s strategy of geographic expansion with select investments in growing markets.

In April 2012, the company announced the selection of a site in Covington, Georgia for a new manufacturing facility to support longer-term growth of the company’s plasma-based treatments. The groundbreaking for construction on the facility began in August 2012, and the facility will start commercial production in 2018. Baxter plans to invest more than $1 billion over the next five years in the facility.

In addition, the company continues to invest to support the company’s ongoing strategic focus on R&D with the expansion of facilities, pilot manufacturing sites and laboratories. Capital expenditures also included the company’s multi-year initiative to implement a global enterprise resource planning system that will consolidate and standardize business processes, data and systems.

Acquisitions and Investments

Cash outflows for acquisitions and investments of $495 million in the first nine months of 2012 included a cash outflow of $304 million associated with the first quarter acquisition of Synovis and the third quarter investment of $50 million in the preferred stock of Onconova. Refer to Note 4 for further information about the Synovis acquisition and the Onconova investment. Also included in cash outflows related to acquisitions and investments in the first nine months of 2012 were upfront payments of $113 million made to execute collaboration agreements during the period, as discussed in Note 4, of which $58 million had previously been classified in cash flows from operations during the first half of 2012.

Cash outflows in the first nine months of 2011 primarily related to a cash outflow of $170 million associated with the acquisition of Prism.

Divestiture and Other Investing Activities

Divestiture and other investing activities cash inflows of $86 million during the first nine months of 2012 primarily related to proceeds of $48 million from the sale and maturity of available-for-sale securities (including the sale of Greek government bonds in the second quarter of 2012) and $19 million from the sale of the common stock of Enobia Pharma Corporation in the first quarter of 2012.

Divestiture and other investing activities cash inflows during the first nine months of 2011 included $104 million of cash proceeds associated with the company’s divestiture of its U.S. multi-source generic injectables business in the second quarter of 2011. Refer to Note 2 for further information about this divestiture.

Cash flows from financing activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations totaled $754 million in the first nine months of 2012 and primarily related to the issuance of $1.0 billion of senior notes in August 2012, partially offset by the repayment of outstanding commercial paper, as further described in Note 7. Net cash inflows related to debt and other financing obligations totaled $70 million in the first nine months of 2011.

Other Financing Activities

Cash dividend payments totaled $558 million and $534 million in the first nine months of 2012 and 2011, respectively. The increase in cash dividend payments between periods was primarily due to the November 2011 increase of 8% in the quarterly dividend rate, partially offset by the impact of a lower number of common shares outstanding as a result of the company’s stock repurchase program. In July 2012, the board of directors declared a quarterly dividend of $0.45 per share, which was paid on October 1, 2012 to shareholders of record on September 7, 2012. This dividend represented an increase of approximately 34% over the previous quarterly rate.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans decreased by $98 million, from $405 million in the first nine months of 2011 to $307 million in the first nine months of 2012, primarily due to a decrease in stock option exercises during the period.

Stock repurchases totaled $1.1 billion and $1.4 billion in the first nine months of 2012 and 2011, respectively. As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In December 2010, the board of directors authorized repurchases of up to $2.5 billion of the company’s common stock. As of September 30, 2012, $348 million remained available under the December 2010 authorization. In July 2012, the board of directors approved a new share repurchase authorization of up to $2.0 billion of the company’s common stock. No repurchases have been made under the July 2012 authorization as of September 30, 2012.

Also included in financing activities for the nine months of 2012 was a payment of $90 million for the exercise of the SIGMA purchase option in the second quarter of 2012. Refer to Note 4 for additional information.

CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS

Credit facilities

The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in June 2015. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $393 million as of September 30, 2012, which matures in January 2013. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. As of September 30, 2012, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of the two outstanding facilities as of September 30, 2012. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment. Refer to Note 6 to the company’s consolidated financial statements in the 2011 Annual Report for further discussion of the company’s credit facilities.

Access to capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $3.2 billion of cash and equivalents as of September 30, 2012. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions. While the company’s cash positions fluctuate, a significant portion of the company’s cash and equivalents is generally held in foreign jurisdictions. However, the company has adequate cash available to meet operating requirements in each jurisdiction in which the company operates.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of September 30, 2012, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $424 million (of which $69 million related to Greece).

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

Credit ratings

There were no changes in the company’s credit ratings in the first nine months of 2012. Refer to the 2011 Annual Report for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2011 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2011 Annual Report. Other than changes required due to the issuance of new accounting pronouncements, there have been no significant changes in the company’s application of its critical accounting policies during the first nine months of 2012.

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

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, credit exposure to foreign governments, contingent payments, estimates of liabilities, the company’s exposure to financial market volatility and foreign currency and interest rate risks, business development activities, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility, the adequacy of credit facilities and reserves, the company’s lump-sum offer to settle certain U.S. pension obligations, the effective tax rate in 2012, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including assumptions concerning:

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

•

future actions of the FDA, the European Medicines Agency or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale of product or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities;

•	completion of the FDA’s final July 2010 order to recall all of the company’s COLLEAGUE infusion pumps in the United States as well as any additional actions required globally;

•	fluctuations in foreign exchange and interest rates;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of its business optimization and transformation initiatives;

•	the successful implementation of the company’s global enterprise resource planning system;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, government collaborations, and other business development activities;

•	changes in credit agency ratings;

•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in certain countries in which the company operates; and

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of September 30, 2012 is 15 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. On January 8, 2010, the Venezuelan government devalued the official exchange rate of 2.15 relative to the U.S. Dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, was changed to 2.6, while the rate for payments for non-essential goods was changed to 4.3. In 2010, the majority of the company’s products imported into Venezuela were classified as essential goods. Effective January 1, 2011, the Venezuelan government devalued the official currency for imported goods classified as essential to 4.3. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company. As of September 30, 2012, the company’s subsidiary in Venezuela had net assets of $33 million denominated in the Venezuelan Bolivar. In 2012, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at September 30, 2012, while not predictive in nature, indicated that if the U.S. Dollar uniformly fluctuated unfavorably by 10% against all currencies, on a net-of-tax basis, the net asset balance of $8 million would decrease by $50 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at September 30, 2012 by replacing the actual exchange rates at September 30, 2012 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2011 Annual Report. There were no significant changes during the quarter ended September 30, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2012. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

In the second quarter of 2010, the company began the implementation of a new global enterprise resource planning system. In addition, the company is consolidating and outsourcing certain computer operations and application support activities. These multi-year initiatives will be conducted in phases and include modifications to the design and operation of controls over financial reporting. The company is testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and has monitoring controls in place over the implementation of these changes. There have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012 and 2011 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2012, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the company’s management.

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

November 1, 2012

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Item 1, Note 11 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about the company’s common stock repurchases during the three-month period ended September 30, 2012.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the programs(1)(2)
July 1, 2012 through July 31, 2012	1,013,600	$54.21	1,013,600
August 1, 2012 through August 31, 2012	535,600	$58.65	535,600
September 1, 2012 through September 30, 2012	317,000	$58.63	317,000
Total	1,866,200	$56.23	1,866,200	$2,348,073,612

(1)	In December 2010, the company announced that its board of directors authorized the company to repurchase up to $2.5 billion of its common stock on the open market or in private transactions. During the third quarter of 2012, the company repurchased 1.9 million shares for $105 million under this program. The remaining authorization under this program totaled approximately $348 million as of September 30, 2012. This program does not have an expiration date.
(2)	In July 2012, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. No repurchases were made under this program during the third quarter of 2012. This program does not have an expiration date.

Item 6. Exhibits

Exhibit Index:

Exhibit Number	Description
15	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: November 1, 2012	By:	/s/ Robert J. Hombach
Robert J. Hombach
Corporate Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)