Form 10-K
period 2012-12-31
BAXTER INTERNATIONAL INC
filed 2013-02-21
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Registrant’s telephone number, including area code 224.948.2000

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $53.15 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $29 billion. There is no non-voting common equity held by non-affiliates of the registrant.

The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2013 was 545,928,648.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive 2013 proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 7, 2013 are incorporated by reference into Part III of this report.

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

Business Segments and Products

The company’s operations are comprised of the BioScience and Medical Products segments.

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

For financial information about Baxter’s segments and principal product categories, see Note 14 in Item 8 of this Annual Report on Form 10-K.

Sales and Distribution

The company has its own direct sales force and also makes sales to and through independent distributors, drug wholesalers acting as sales agents and specialty pharmacy or other alternate site providers. In the United States, Cardinal Health, Inc. warehouses and ships a significant portion of the company’s products through its distribution centers. These centers are generally stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct-mail campaigns, trade publication presence and advertising.

International sales are made and products are distributed on a direct basis or through independent distributors or sales agents in more than 100 countries.

International Operations

Baxter products are manufactured and sold worldwide. The majority of the company’s revenues are generated outside of the United States and geographic expansion remains a core component of the company’s strategy.

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

For financial information about foreign and domestic operations and geographic information, see Note 14 in Item 8 of this Annual Report on Form 10-K. For more information regarding foreign currency exchange risk, refer to the discussion under the caption entitled “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K.

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

Raw Materials

Raw materials essential to Baxter’s business are purchased from numerous suppliers worldwide in the ordinary course of business. Although most of these materials are generally available, Baxter at times may experience shortages of supply. In an effort to manage risk associated with raw materials supply, Baxter works closely with its suppliers to help ensure availability and continuity of supply while maintaining high quality and reliability. The company also seeks to develop new and alternative sources of supply where beneficial to its overall raw materials procurement strategy. In order to produce plasma-based therapies, the company also collects plasma at numerous collection facilities in the United States and Europe. For more information on plasma collection, refer to the discussion under the caption “The nature of producing plasma-based therapies may prevent us from timely responding to market forces and effectively managing our production capacity” in Item 1A of this Annual Report on Form 10-K.

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

Although no single company competes with Baxter in all of its businesses, Baxter faces substantial competition in each of its segments from international and domestic healthcare and pharmaceutical companies of all sizes. BioScience continues to face competitors from pharmaceutical, biotechnology and other companies. Medical Products faces competition from medical device manufacturers and pharmaceutical companies. In addition, global and regional competitors continue to expand their manufacturing capacity for products and sales and marketing channels. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation. There has been increasing consolidation in the company’s customer base and by its competitors, which continues to result in pricing and market share pressures.

Global efforts toward healthcare cost containment continue to exert pressure on product pricing. Governments around the world use various mechanisms to control healthcare expenditures, such as price controls, product formularies (lists of recommended or approved products), and competitive tenders which require the submission of a bid to sell products. Sales of Baxter’s products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payors. In the United States, the federal and many state governments have adopted or proposed initiatives relating to Medicaid and other health programs that may limit reimbursement or increase rebates that Baxter and other providers are required to pay to the state. In addition to government regulation, managed care organizations in the United States, which include medical insurance companies, medical plan administrators, health-maintenance organizations, hospital and physician alliances and pharmacy benefit managers, continue to put pressure on the price and usage of healthcare products. Managed care organizations seek to contain healthcare expenditures, and their purchasing strength has been increasing due to their consolidation into fewer, larger organizations and a growing number of enrolled patients. Baxter faces similar issues outside of the United States. In Europe and Latin America, for example, the government provides healthcare at low cost to patients, and controls its expenditures by purchasing products through public tenders, regulating prices, setting reference prices in public tenders or limiting reimbursement or patient access to certain products.

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

Baxter operates in an industry susceptible to significant patent litigation. At any given time, the company is involved as either a plaintiff or defendant in a number of patent infringement and other intellectual property-related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products. For more information on patent and other litigation, see Note 13 in Item 8 of this Annual Report on Form 10-K.

Research and Development

Baxter’s investment in research and development (R&D) is essential to its future growth and its ability to remain competitive in each of its business segments. Accordingly, Baxter continues to focus its investment in R&D programs to enhance future growth through clinical differentiation. Expenditures for Baxter’s R&D activities were $1.2 billion in 2012, $946 million in 2011 and $915 million in 2010. These expenditures include costs associated with R&D activities performed at the company’s R&D centers located around the world, which include facilities in Austria, Belgium, Japan and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxter locations. Included in Baxter’s R&D activities in 2012 were upfront payments of $113 million made during the year as the company entered into new collaboration arrangements.

The company’s research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product categories. Baxter supplements its own R&D efforts by acquiring various technologies and entering into development and other collaboration agreements with third parties. In July 2011, Baxter established Baxter Ventures, a strategic initiative to invest up to $200 million in early-stage companies developing products and therapies to accelerate innovation and growth for the company. For more information on the company’s R&D activities, refer to the discussion under the caption entitled “Strategic Objectives” in Item 7 of this Annual Report on Form 10-K.

Quality Management

Baxter’s success depends upon the quality of its products. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, facilitating continuous improvement of the company’s processes, products and services, and maintaining the integrity of the data that supports the safety and efficacy of the company’s products. Baxter has one quality system deployed globally that enables the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of the company’s products to ensure they conform to customer requirements. In order to continually improve the effectiveness and efficiency of the quality system, various measurements, monitoring and analysis methods such as management reviews, internal, external and vendor audits are employed at local and central levels.

Each product that Baxter markets is required to meet specific quality standards, both in packaging and in product integrity and quality. If either of those is determined to be compromised at any time, Baxter takes necessary corrective and preventive actions, such as notification of the customer of revised labeling, correction of the product at the customer location, withdrawal of the product from the market and other actions. For more information on corrective actions taken by Baxter, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.

Government Regulation

The operations of Baxter and many of the products manufactured or sold by the company are subject to extensive regulation by numerous government agencies, both within and outside the United States. The Food and Drug Administration (FDA) in the United States, the European Medicines Agency (EMA) in Europe, the State Food and Drug Administration (SFDA) in China and other government agencies inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of Baxter’s products. The company must obtain specific approval from FDA and non-U.S. regulatory authorities before it can market and sell most of its products in a particular country. Even after the company obtains regulatory approval to market a product, the product and the company’s manufacturing processes and quality systems are subject to continued review by FDA and other regulatory authorities globally. State agencies in the United States also regulate the facilities, operations, employees, products and services of the company within their respective states. The company and its facilities are subject to periodic inspections and possible administrative and legal actions by FDA and other regulatory agencies inside and outside the United States. Such actions may include warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. As situations require, the company takes steps to ensure safety and efficacy of its products, such as removing products found not to meet applicable requirements from the market and improving the effectiveness of quality systems. For more information on compliance actions taken by the company, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.

The company is also subject to various laws inside and outside the United States concerning our relationships with healthcare professionals and government officials, price reporting and regulation, the promotion, sales and marketing of our products and services, the importation and exportation of our products, the operation of our facilities and distribution of our products. In the United States, the company is subject to the oversight of FDA, Office of the Inspector General within the Department of Health and Human Services (OIG), the Center for Medicare/Medicaid Services (CMS), the Department of Justice (DOJ), Environmental Protection Agency, Department of Defense and Customs and Border Protection in addition to others. The company supplies products and services to healthcare providers that are reimbursed by federally funded programs such as Medicare. As a result, the company’s activities are subject to regulation by CMS and enforcement by OIG and DOJ. In each jurisdiction outside the United States, the company’s activities are subject to regulation by government agencies including the EMA in Europe, SFDA in China and other agencies in other jurisdictions. Many of the agencies enforcing these laws have increased their enforcement activities with respect to healthcare companies in recent years. These actions appear to be part of a general trend toward increased enforcement activity globally.

In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States. While this legislation provides for a number of changes in how companies are compensated for providing healthcare products and services, many of these changes will be implemented by regulations which have yet to be established. For more information on the expected impact of healthcare reform on the company, refer to the information under the caption “The implementation of healthcare reform in the United States may adversely affect our business” in Item 1A of this Annual Report on Form 10-K all of which information is incorporated herein by reference.

Environmental policies of the company require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection.

Employees

As of December 31, 2012, Baxter employed approximately 51,000 people.

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

We need to successfully introduce new products to achieve our strategic business objectives. Product development requires substantial investment and there is inherent risk in the research and development process. A successful product development process depends on many factors, including our ability to properly anticipate and satisfy customer needs, adapt to new technologies, obtain regulatory approvals on a timely basis, demonstrate satisfactory clinical results, manufacture products in an economical and timely manner and differentiate our products from those of our competitors. If we cannot successfully introduce new products or adapt to changing technologies, our products may become obsolete and our revenue and profitability could suffer.

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

The manufacture, distribution, marketing and use of our products are subject to extensive regulation and increased scrutiny by FDA and other regulatory authorities globally. Any new product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by FDA and foreign regulatory authorities. Changes to current products may be subject to vigorous review, including additional 510(k) and other regulatory submissions, and approvals are not certain. Our facilities must be approved and licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, could result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales. The requirements of regulatory authorities, including interpretative guidance, are subject to change and compliance with additional or changing requirements or interpretative guidance may subject the company to further review, result in product launch delays or otherwise increase our costs. For information on current regulatory issues affecting us, please refer to the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K. In connection with these issues, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional regulation will not be introduced that may adversely affect the company’s operations and consolidated financial statements.

The sales, marketing and pricing of products and relationships that pharmaceutical and medical device companies have with healthcare providers are under increased scrutiny by federal, state and foreign government agencies. Compliance with the Anti-Kickback Statute, False Claims Act, Food, Drug and Cosmetic Act (including as these laws relate to off-label promotion of products) and other healthcare related laws, as well as competition, data and patient privacy and export and import laws is under increased focus by the agencies charged with overseeing such activities, including FDA, OIG, DOJ and the Federal Trade Commission. The DOJ and the Securities and Exchange Commission have also increased their focus on the enforcement of the U.S. Foreign Corrupt Practices Act (FCPA), particularly as it relates to the conduct of pharmaceutical companies. The FCPA and similar anti-bribery laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Healthcare professionals in many countries are employed by the government and consequently are considered government officials. Foreign governments have also increased their scrutiny of pharmaceutical companies’ sales and marketing activities and relationships with healthcare providers and competitive practices generally. The laws and standards governing the promotion, sale and reimbursement of our products and those governing our relationships with healthcare providers and governments can be complicated, are subject to frequent change and may be violated unknowingly. We have compliance programs in place, including policies, training and various forms of monitoring, designed to address these risks. Nonetheless, these programs and policies may not always protect us from conduct by individual employees that violate these laws. Violations, or allegations of violations, of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, financial condition and results of operations. For more information related to the Company’s ongoing government investigations, please refer to Note 13 in Item 8 of this Annual Report on Form 10-K.

The laws and regulations discussed above are broad in scope and subject to evolving interpretations, which could require us to incur substantial cost associated with compliance or to alter one or more of our sales and marketing practices and may subject us to enforcement actions which could adversely affect our business, financial condition and results of operations.

Issues with product quality could have an adverse effect upon our business, subject us to regulatory actions and cause a loss of customer confidence in us or our products.

Our success depends upon the quality of our products. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving the company’s products and services and maintaining the integrity of the data that supports the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. While we have one quality system deployed globally that covers the lifecycle of our products, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products.

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

For more information on regulatory matters currently affecting us, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.

The implementation of healthcare reform in the United States may adversely affect our business.

The Patient Protection and Affordable Care Act (Act), which was signed into law in March 2010, includes several provisions which impact the company’s businesses in the United States, including increased Medicaid rebates and an expansion of the 340B Drug Pricing Program which provides certain qualified entities, such as hospitals serving disadvantaged populations, with discounts on the purchase of drugs for outpatient use and an excise tax on the sale of certain drugs and medical devices. In 2011, the company became subject to a tax on the sales of its pharmaceutical products to the government. In 2013, the company will be required to pay a 2.3% tax on sales of certain of its medical devices. The impact of the increased Medicaid rebates and the expanded 340B Drug Pricing Program is largely expected to impact our BioScience business, while the additional taxes are expected to impact both of our business segments. We may also experience downward pricing pressure as the Act reduces Medicare and Medicaid payments to hospitals. While it is intended to expand health insurance coverage and increase access to medical care generally, the long-term impact of the Act on our business and the demand of our products is uncertain. Similarly, we cannot predict the impact of the additional regulations that need to be established to implement many of the Act’s provisions.

If reimbursement for our current or future products is reduced or modified in the United States or abroad, our business could suffer.

Sales of our products depend, in part, on the extent to which the costs of our products are paid by both public and private payors. These payors include Medicare, Medicaid, and private health care insurers in the United States and foreign governments and third-party payors outside the United States. Public and private payors are increasingly challenging the prices charged for medical products and services. We may continue to experience continued downward pricing pressures from third-party payors which could result in an adverse effect on our business, financial condition and operational results.

Austerity measures or other reforms by foreign governments may limit, reduce or eliminate payments for our products and adversely affect both our pricing flexibility and demand for our products. Accordingly, reimbursement may not be available or sufficient to allow us to sell our products on a competitive basis. Legislation and regulations affecting reimbursement for our products may change at any time and in ways that may be adverse to us.

There is substantial competition in the product markets in which we operate and in the development of alliances with research, academic and governmental institutions.

Although no single company competes with us in all of our businesses, we face substantial competition in both of our segments from international and domestic healthcare and pharmaceutical companies of all sizes. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation. Competition may increase further as additional companies begin to enter our markets or modify their existing products to compete directly with ours. If our competitors respond more quickly to new or emerging technologies and changes in customer requirements, our products may be rendered obsolete or non-competitive. If our competitors develop more effective or affordable products, or achieve earlier patent protection or product commercialization than we do, our operations will likely be negatively affected. If we are forced to reduce our prices due to increased competition, our business could become less profitable. The company’s sales could be adversely affected if any of its contracts with GPOs, IDNs or other customers are terminated due to increased competition or otherwise.

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

The production of plasma-based therapies is a lengthy and complex process. Efforts to increase the collection of plasma or the production of plasma-based therapies may include the construction and regulatory approval of additional plasma collection facilities and/or plasma fractionation facilities, such as the Covington, Georgia facility, the site selection of which we announced in April 2012. The development of such facilities can be a lengthy regulatory and capital intensive process. As a result, our ability to match our collection and production of plasma-based therapies to market demand is imprecise and may result in a failure to meet the market demand for our plasma-based therapies or potentially an oversupply of inventory. Failure to meet market demand for our plasma-based therapies may result in customers transitioning to available competitive products resulting in a loss of segment share or customer confidence. In the event of an oversupply we may be forced to lower the prices we charge for some of our plasma-based therapies, close collection and processing facilities, record asset impairment charges or take other action which may adversely affect our business, financial condition and results of operations.

If we are unable to obtain sufficient components or raw materials on a timely basis or if we experience other manufacturing difficulties, our business may be adversely affected.

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in more than 50 manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply but we cannot guarantee these efforts will always be successful. Further, while efforts are made to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. In addition, due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner, and our ability to make product sales.

Many of our products are difficult to manufacture. This is due to the complex nature of manufacturing pharmaceuticals, including biologics, and devices, as well as the strict regulatory regime governing our manufacturing operations. Variations in the manufacturing process may result in production failures which could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in a quality or safety issue of the type discussed above.

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

We also rely on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen our competitive positions. Third parties may know, discover or independently develop equivalent proprietary information or techniques, or they may gain access to our trade secrets or disclose our trade secrets to the public. Misappropriation or other loss of our intellectual property would have an adverse effect on our competitive position and may cause us to incur substantial litigation costs.

If our business development activities are unsuccessful, our business could suffer and our financial performance could be adversely affected.

As part of our long-term strategy, we are engaged in business development activities including evaluating acquisitions, joint development opportunities, technology licensing arrangements and other opportunities. These activities may result in substantial investment of the company’s resources. Our success developing products or expanding into new markets from such activities will depend on a number of factors, including our ability to find suitable opportunities for acquisition, investment or alliance; whether we are able to complete an acquisition, investment or alliance on terms that are satisfactory to us; the strength of the other company’s underlying technology, products and ability to execute its business strategies; any intellectual property and litigation related to these products or technology; and our ability to successfully integrate the acquired company, business, product, technology or research into our existing operations, including the ability to adequately fund acquired in-process research and development projects. If we are unsuccessful in our business development activities, we may be unable to meet our financial targets and our financial performance could be adversely affected.

The proposed acquisition of Gambro AB may adversely affect our financial condition and our business.

In December 2012, we announced an agreement to purchase Gambro AB (Gambro). The closing of the transaction is subject to regulatory approvals (including multiple antitrust approvals) and other closing conditions. While the closing of the transaction is expected to occur at the end of the second quarter of 2013, there can be no assurance that the closing will in fact occur or that significant delays in closing the transaction will not result. A failure to close the transaction or significant delays in doing so may negatively impact the trading price of our common stock and our business, financial condition and results of operations. We expect to issue at least $3.0 billion of debt during the first half of 2013 to fund the planned acquisition of Gambro, which will significantly increase the company’s outstanding debt. This additional indebtedness will require us to dedicate a portion of our cash flow to servicing this debt, thereby reducing the availability of cash to fund other business initiatives, including stock repurchases. We performed substantial due diligence in connection with this transaction but undiscovered and unanticipated risks and liabilities may emerge after the closing. The integration of Gambro’s operations will require significant efforts, including the coordination of information technologies, research and development, sales, marketing, operations, manufacturing and finance. These efforts will result in additional expenses and involve significant amounts of management’s time that cannot be dedicated to other projects. Our failure to successfully integrate Gambro’s operations into our own could result in a failure to achieve expected synergies. A failure to achieve our strategic objectives with respect to the Gambro acquisition could result in slower growth, higher than expected costs, the closure of facilities, the recording of asset impairment charges and other actions which could adversely affect our business, financial condition and results of operations. For more information on this acquisition, see Note 2 in Item 8 of this Annual Report on Form 10-K.

We are subject to risks associated with doing business globally.

Our operations are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include changes in exchange controls and other governmental actions, loss of business in government and public tenders that are held annually in many cases, increasingly complex labor environments, availability of raw materials, changes in taxation, export control restrictions, changes in or violations of U.S. or local laws, including the FCPA and the United Kingdom Bribery Act, dependence on a few government entities as customers, pricing restrictions, economic and political instability (including instability as it relates to the Euro), disputes between countries, diminished or insufficient protection of intellectual property, and disruption or destruction of operations in a significant geographic region regardless of cause, including war, terrorism, riot, civil insurrection or social unrest. Failure to comply with, or material changes to, the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

We are subject to foreign currency exchange risk.

We generate the majority of our revenue outside the United States. As a result, our financial results may be adversely affected by fluctuations in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. A discussion of the financial impact of foreign exchange rate fluctuations, and the ways and extent to which we attempt to mitigate such impact, including the impact of restrictions on currency exchange imposed by the Venezuelan government, is contained under the caption “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K.

Changes in tax laws or exposure to additional income tax liabilities may have a negative impact on our operating results.

Tax policy reform continues to be a topic of discussion in the United States. A significant change to the tax system in the United States, including changes to the taxation of international income, could have an adverse effect upon our results of operations. Because we operate in multiple income tax jurisdictions both inside and outside the United States, we are subject to tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we may not accurately predict the outcome of these audits, and as a result the actual outcome of these audits may have an adverse impact on our financial results. For more information on ongoing audits, see Note 12 in Item 8 of this Annual Report on Form 10-K.

We may experience difficulties implementing our new global enterprise resource planning system.

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to accurately maintain the company’s books and records and provide information important to the operation of the business to the company’s management team. The company’s ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we have invested significant resources in planning and project management, significant implementation issues may arise.

We are increasingly dependent on information technology systems and infrastructure.

We increasingly rely upon technology systems and infrastructure. Our technology systems are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested heavily in the protection of data and information technology and in related training, there can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition of the company. In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities.

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

We are a defendant in a number of pending lawsuits. In addition, we may be named as a defendant in future patent, product liability or other lawsuits. These current and future matters may result in a loss of patent protection, reduced revenue, significant liabilities and diversion of our management’s time, attention and resources. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in these current matters. In view of these uncertainties, the outcome of these matters may result in charges in excess of any established reserves, and, to the extent available, liability insurance. We also continue to be self-insured with respect to product liability claims. The absence of third-party insurance coverage for current or future claims increases our potential exposure to unanticipated claims and adverse decisions. Protracted litigation, including any adverse outcomes, may have an adverse impact on the business, operations or financial condition of the company. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees. See Note 13 in Item 8 of this Annual Report on Form 10-K for more information regarding current lawsuits.

Current or worsening economic conditions may adversely affect our business and financial condition.

The company’s ability to generate cash flows from operations could be affected if there is a material decline in the demand for the company’s products, in the solvency of its customers or suppliers, or deterioration in the company’s key financial ratios or credit ratings. Current or worsening economic conditions may adversely affect the ability of our customers (including governments) to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, declining cash flows, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products. We continue to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced deterioration in credit and economic conditions. As of December 31, 2012, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $385 million (of which $66 million is related to Greece). The global economic conditions and governmental actions in these and other countries may continue to result in delays in the collection of receivables and require us to re-evaluate the collectibility and valuation of our receivables which could result in additional credit losses. These conditions may also impact the stability of the Euro. For more information on accounts receivable and credit matters with respect to certain of these countries, refer to the discussion under the caption entitled “Credit Facilities, Access to Capital and Credit Ratings” in Item 7 of this Annual Report on Form 10-K.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The company’s corporate offices are owned and located at One Baxter Parkway, Deerfield, Illinois 60015.

Baxter owns or has long-term leases on all of its manufacturing facilities. The company maintains 16 manufacturing facilities in the United States and its territories, including three in Puerto Rico. The company also manufactures in Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Czech Republic, Germany, India, Ireland, Italy, Japan, Malta, Mexico, the Philippines, Poland, Saudi Arabia, Singapore, Spain, Switzerland, Tunisia, Turkey and the United Kingdom. The company’s principal manufacturing facilities by segment are listed below:

Business	Location	Owned/Leased
BioScience
	Orth, Austria	Owned
	Vienna, Austria	Owned
	Lessines, Belgium	Owned
	Hayward, California	Leased
	Los Angeles, California	Owned
	Thousand Oaks, California	Owned
	Bohumil, Czech Republic	Owned
	Pisa, Italy	Owned
	Rieti, Italy	Owned
	Woodlands, Singapore	Owned/Leased(1)
	Neuchatel, Switzerland	Owned
	Elstree, United Kingdom	Leased
Medical Products
	Mountain Home, Arkansas	Owned
	Toongabbie, Australia	Owned
	Lessines, Belgium	Owned
	Sao Paulo, Brazil	Owned
	Alliston, Canada	Owned
	Guangzhou, China	Owned(2)
	Shanghai, China	Owned
	Suzhou, China	Owned
	Cali, Colombia	Owned
	Englewood, Colorado	Leased
	Cartago, Costa Rica	Owned
	Halle, Germany	Owned
	Round Lake, Illinois	Owned
	Bloomington, Indiana	Owned/Leased(3)
	Castlebar, Ireland	Owned
	Grosotto, Italy	Owned
	Miyazaki, Japan	Owned
	Cuernavaca, Mexico	Owned
	Cleveland, Mississippi	Leased
	Medina, New York	Leased
	North Cove, North Carolina	Owned
	Aibonito, Puerto Rico	Leased

Business	Location	Owned/Leased
Medical Products	Guayama, Puerto Rico	Owned
	Jayuya, Puerto Rico	Leased
	Woodlands, Singapore	Owned/Leased(1)
	Sabinanigo, Spain	Owned
	San Vittore, Switzerland	Owned
	Liverpool, United Kingdom	Owned
	Thetford, United Kingdom	Owned

(1)	Baxter owns the facility located at Woodlands, Singapore and leases the property upon which it rests. This facility is shared between the Medical Products and BioScience businesses.

(2)	The Guangzhou, China facility is owned by a joint venture in which Baxter owns a majority share.

(3)	The Bloomington, Indiana location includes both owned and leased facilities.

The company also owns or operates shared distribution facilities throughout the world. In the United States and Puerto Rico, there are 11 shared distribution facilities with the principal facilities located in Memphis, Tennessee; Catano, Puerto Rico; North Cove, North Carolina; and Round Lake, Illinois. Internationally, we have more than 100 shared distribution facilities located in Argentina, Australia, Austria, Belgium, Brazil, Brunei, Canada, Chile, China, Colombia, Costa Rica, the Czech Republic, Ecuador, France, Germany, Greece, Guatemala, Hong Kong, India, Indonesia, Ireland, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, Panama, Peru, the Philippines, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Venezuela and Vietnam.

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

Not Applicable.

Executive Officers of the Registrant

Robert L. Parkinson, Jr., age 62, is Chairman and Chief Executive Officer of Baxter, having served in that capacity since April 2004. Prior to joining Baxter, Mr. Parkinson was Dean of Loyola University Chicago School of Business Administration and Graduate School of Business from 2002 to 2004. He retired from Abbott Laboratories in 2001 following a 25-year career, having served in a variety of domestic and international management and leadership positions, including as President and Chief Operating Officer. Mr. Parkinson also serves on the Board of Directors of Chicago-based Northwestern Memorial HealthCare, as Chairman of the Board of Northwestern Lake Forest Hospital, and as Vice-Chairman of the Loyola University Chicago Board of Trustees.

Phillip L. Batchelor, age 51, is Corporate Vice President, Quality and Regulatory Affairs, having served in that capacity since February 2013. Mr. Batchelor served as Corporate Vice President, Quality from April 2010 to February 2013 and as Vice President for BioScience Global Operations from April 2005 to April 2010. Prior to that, Mr. Batchelor served in a variety of positions with Baxter in quality management and manufacturing.

Michael J. Baughman, age 48, is Corporate Vice President and Controller, having served in that capacity since May 2006. Mr. Baughman joined Baxter in 2003 as Vice President of Corporate Audit and was appointed Controller in March 2005. Before joining Baxter, Mr. Baughman spent 16 years at PricewaterhouseCoopers LLP, in roles of increasing responsibility, which included audit partner and partner in the firm’s mergers and acquisitions practice.

Jean-Luc Butel, age 56, is Corporate Vice President and President, International, having served in that capacity since February 2012. From August 2003 to February 2012, Mr. Butel held various positions with Medtronic, Inc., the most recent of which was Executive Vice President and Group President, International. Prior to Medtronic, Mr. Butel served as President of Independence Technology, a Johnson & Johnson company, after serving in a variety of leadership roles at Becton, Dickinson Company from 1991 to 1999.

Robert M. Davis, age 46, is Corporate Vice President and President, Medical Products, having served in that capacity since October 2010. From May 2006 to July 2010, Mr. Davis served as Corporate Vice President and Chief Financial Officer and from July to October 2010, he was Corporate Vice President and President, Renal. Prior to joining Baxter as Treasurer in 2004, Mr. Davis was with Eli Lilly and Company from 1990.

Ludwig N. Hantson, Ph.D., age 50, is Corporate Vice President and President, BioScience, having served in that capacity since October 2010. Dr. Hantson joined Baxter in May 2010 as Corporate Vice President and President, International. From 2001 to May 2010, Dr. Hantson held various positions at Novartis Pharmaceuticals Corporation, the most recent of which was Chief Executive Officer, Pharma North America. Prior to Novartis, Dr. Hantson spent 13 years with Johnson & Johnson in roles of increasing responsibility in marketing and clinical research and development.

Robert J. Hombach, age 47, is Corporate Vice President and Chief Financial Officer, having served in that capacity since July 2010. From February 2007 to March 2011, Mr. Hombach also served as Treasurer and from December 2004 to February 2007, he was Vice President of Finance, Europe. Prior to that, Mr. Hombach served in a number of finance positions of increasing responsibility in the planning, manufacturing, operations and treasury areas at Baxter.

Jeanne K. Mason, Ph.D., age 57, is Corporate Vice President, Human Resources. Prior to joining Baxter in May 2006, Dr. Mason was with General Electric from 1988, holding various leadership positions, the most recent of which was with GE Insurance Solutions, a primary insurance and reinsurance business, where she was responsible for global human resource functions.

David P. Scharf, age 45, is Corporate Vice President and General Counsel, having served in that capacity since August 2009. Mr. Scharf joined Baxter in July 2005 and served in a number of positions, including Deputy General Counsel and Corporate Secretary. Prior to joining Baxter, Mr. Scharf was with Guidant Corporation from 2002, in roles of increasing responsibility.

All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table includes information about the company’s common stock repurchases during the three-month period ended December 31, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)(2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(2)

October 1, 2012 through October 31, 2012	1,015,000	$61.23	1,015,000
November 1, 2012 through November 30, 2012	3,655,900	$65.06	3,655,900
December 1, 2012 through December 31, 2012	1,736,900	$65.88	1,736,900

Total	6,407,800	$64.67	6,407,800	$1,933,526,858

(1)	In December 2010, the company announced that its board of directors authorized the company to repurchase up to $2.5 billion of its common stock on the open market or in private transactions. During the fourth quarter of 2012, the company repurchased 5.4 million shares for $348 million under this program. There was no remaining availability under this authorization at December 31, 2012.

(2)	In July 2012, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. During the fourth quarter of 2012, the company repurchased 1.0 million shares for $66 million under this program. The remaining authorization under this program totaled approximately $1.9 billion at December 31, 2012. This program does not have an expiration date.

Additional information required by this item is incorporated by reference to Note 16 in Item 8 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

as of or for the years ended December 31		2012[1,6]	2011[2,6]	2010[3,6]		2009[4,6]	2008[5,6]

Operating Results	Net sales	$14,190	13,893	12,843		12,562	12,348
(in millions)	Net income attributable to Baxter[7]	$2,326	2,224	1,420		2,205	2,014
	Depreciation and amortization	$712	670	685		638	631
	Research and development expenses	$1,156	946	915		917	868

Balance Sheet and	Capital expenditures	$1,161	960	963		1,014	954
Cash Flow Information	Total assets	$20,390	19,073	17,489		17,354	15,405
(in millions)	Long-term debt and lease obligations	$5,580	4,749	4,363		3,440	3,362

Common Stock Information	Average number of common shares outstanding (in millions)[8]	551	569	590		607	625
	Net income attributable to Baxter per common share
	Basic	$4.22	3.91	2.41		3.63	3.22
	Diluted	$4.18	3.88	2.39		3.59	3.16
	Cash dividends declared per common share	$1.570	1.265	1.180		1.070	0.913
	Year-end market price per common share	$66.66	49.48	50.62		58.68	53.59

Other Information	Total shareholder return[9]	38.3%	0.0%	(11.6%	)	11.6%	(6.3%	)
	Common shareholders of record at year-end	42,067	43,534	43,715		48,286	48,492

[1]

Net income attributable to Baxter included a charge totaling $170 million primarily related to the settlement of certain pension obligations in the United States, a $150 million business optimization charge, business development charges totaling $128 million (including $113 million in R&D charges for collaboration agreements), a benefit of $91 million related to the reduction of certain contingent payment liabilities, and a net benefit of $23 million primarily related to an adjustment to the COLLEAGUE infusion pump reserves.

[2]

Net income attributable to Baxter included a $192 million business optimization charge, a $79 million charge related to litigation and certain historical rebate and discount adjustments, and charges totaling $103 million principally related to the write-down of Greek government bonds and a contribution to the Baxter International Foundation.

[3]

Net income attributable to Baxter included a $588 million charge related to the recall of COLLEAGUE infusion pumps. The charge impacted net sales by $213 million. Net income attributable to Baxter also included a $257 million business optimization charge, a $112 million impairment charge associated with the company’s divestiture of its U.S. multi-source generic injectables business, a $62 million litigation-related charge, a $39 million charge to write off a deferred tax asset, business development charges of $34 million and a $28 million charge to write down accounts receivable in Greece.

[4]	Net income attributable to Baxter included a $79 million business optimization charge, an impairment charge of $54 million and a charge of $27 million relating to infusion pumps.

[5]

Net income attributable to Baxter included charges of $125 million relating to infusion pumps, an impairment charge of $31 million and charges totaling $19 million relating to in-process research and development.

[6]	Refer to the notes to the consolidated financial statements for information regarding other charges and income items.

[7]	Excludes net income attributable to noncontrolling interests of $32 million, $7 million, $10 million, and $11 million in 2011, 2010, 2009, and 2008, respectively.

[8]	Excludes common stock equivalents.

[9]	Represents the total of appreciation (decline) in market price plus cash dividends declared on common shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The company operates in two segments. BioScience processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; biosurgery products; and select vaccines. Medical Products manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics, as well as provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis (PD), a home-based therapy, and also distributes products for hemodialysis (HD), which is generally conducted in a hospital or clinic.

Baxter has approximately 51,000 employees and conducts business in over 100 countries. The company generates approximately 60% of its revenues outside the United States, and maintains over 50 manufacturing facilities and over 100 distribution facilities in the United States, Europe, Asia-Pacific, Latin America and Canada.

Financial Results

Baxter’s 2012 results reflect the company’s success from a financial, operational and strategic perspective, as the company was able to generate sales growth and improved profitability through disciplined execution of the company’s strategies. Despite a challenging global macroeconomic environment in 2012, Baxter was able to strengthen its core portfolio by expanding access and increasing standards of care globally while also advancing the product pipeline through record research and development (R&D) spending and executing multiple business development initiatives.

Baxter’s global net sales totaled $14.2 billion in 2012, an increase of 2% over 2011, including an unfavorable foreign currency impact of 3 percentage points. International sales totaled $8.1 billion, a decrease of 1% compared to 2011, including an unfavorable foreign currency impact of 5 percentage points. Sales in the United States totaled $6.1 billion in 2012, an increase of 6% over 2011.

Baxter’s net income for 2012 totaled $2.3 billion, or $4.18 per diluted share, compared to $2.2 billion, or $3.88 per diluted share, in the prior year. Net income in 2012 included certain items which reduced income before income taxes by $334 million and net income by $190 million, or $0.35 per diluted share, as further discussed in the Results of Operations section below. Net income in 2011 included certain items which reduced income before income taxes by $374 million and net income by $247 million, or $0.43 per diluted share, as further discussed in the Results of Operations section below. Excluding these special items in both years, Baxter’s adjusted net income in 2012 was $2.5 billion, which represents an increase of 2% over 2011, while adjusted earnings per diluted share of $4.53 increased 5% from $4.31 in 2011. Adjusted net income and adjusted earnings per diluted share, each excluding special items, are non-GAAP (generally accepted accounting principles) financial measures. The company believes that these non-GAAP measures, when used in conjunction with results presented in accordance with GAAP, may provide a more complete understanding of the company’s operations and may facilitate a fuller analysis of the company’s results of operations, particularly in evaluating performance from one period to another.

Baxter’s financial results included R&D expenses totaling $1.2 billion in 2012, which reflects the acceleration of R&D spending to drive late-stage development programs through product approvals in both developed and emerging markets, while also focusing on enhancing the company’s early-stage and exploratory R&D. During the year, the company obtained regulatory approvals for new products or new indications of existing products that will improve clinical outcomes for patients and provide quality-of-life benefits, while also initiating and advancing a number of clinical trials that have the potential to impact the treatment and delivery of care for various chronic diseases, such as hemophilia, and certain forms of cancer. Additionally, the increase in R&D spending reflects upfront payments made during the year as the company entered into new collaboration arrangements and re-aligned certain of the company’s R&D activities. Refer to the discussion below for further information regarding R&D activity in 2012.

The company’s financial position remains strong, with cash flows from operations totaling $3.1 billion in 2012. The company has continued to execute on its disciplined capital allocation framework, which was designed to optimize shareholder value creation through targeted capital investments, share repurchases and dividends, as well as acquisitions and other business development initiatives as discussed in Strategic Objectives below.

Capital investments totaled $1.2 billion in 2012 as the company continues to invest across its businesses to support future growth, including additional investments in support of new and existing product capacity expansions in the BioScience segment. The company’s investments in capital expenditures in 2012 were focused on projects that improve the company’s cost structure and manufacturing capabilities and support its strategy of geographic expansion with select investments in growing markets.

The company also continued to return value to its shareholders in the form of share repurchases and dividends. During 2012, the company repurchased 25 million shares of common stock for $1.5 billion, and paid cash dividends to its shareholders totaling $804 million.

Strategic Objectives

Baxter continues to focus on several key objectives to successfully execute its long-term strategy to achieve sustainable growth and deliver shareholder value. Baxter’s diversified healthcare model, its broad portfolio of products that treat life-threatening acute or chronic conditions, and its global presence are core components of the company’s strategy to achieve these objectives. During 2012, the company further defined its strategic objectives by identifying four key strategic growth vectors: advancing the core portfolio globally, driving innovation through the R&D pipeline, enhancing growth with acquisitions and collaborations, and developing unique public-private partnerships.

Advancing the Core Portfolio Globally

Baxter is well-positioned in the market, despite challenging global economic conditions, due to the breadth and diversity of the company’s portfolio, which will serve as a solid foundation for future growth. In the BioScience business, the company’s products treat bleeding disorders and a range of immune and neurological disorders, both of which are under-diagnosed and under-treated globally. The Medical Products business offers innovative products for treatment of end-stage renal disease and other therapies and technologies supporting the work of hospital pharmacies and serving the needs of patients in acute care settings.

While Baxter is a leader in several of the markets noted above, there is significant potential to expand across the company’s core portfolio by ensuring improved access to Baxter’s portfolio, bringing the benefits of these products to more patients globally. The starting point for this growth will be through geographic expansion, new indications, broader access, increased diagnosis, and differentiated value. Through continued innovation, investment and collaboration, Baxter seeks to advance new therapies, improve the safety and cost-effectiveness of treatments and expand access to care.

Baxter has focused on increasing access to plasma-based treatments as a key area to advance the company’s core portfolio. With demand for plasma-based products growing, in 2012 Baxter initiated construction of a new, state-of-the-art plasma fractionation facility in Covington, Georgia. The expected capital investment of over $1 billion over five years will add up to three million liters of annual fractionation capacity to Baxter’s existing production levels, and will provide the flexibility to support further expansion in the future. Commercial operation of the new facility is expected to begin in 2018.

Baxter also maintains focus on continued international penetration for many of our products, including bringing new recombinant therapy options to more hemophilia patients worldwide. In 2012, Baxter announced the approval in China of ADVATE [Recombinant Human Coagulation Factor VIII for injection] for the control and prophylaxis of bleeding episodes in individuals with hemophilia A (congenital factor VIII deficiency). Refer to the discussion below for additional information on recent ADVATE developments.

Additionally, Baxter has expanded its offerings to hospital pharmacies through the launch of new products and expansion of existing products into new markets. The company’s portfolio includes premixed parenteral, or intravenous, nutrition products; premixed drugs; IV infusion pumps and administration sets; inhaled anesthetics, and other specialty pharmaceuticals. Baxter launched a line of triple-chamber parenteral nutrition systems in 2011 with NUMETA (emulsion for infusion), which became available in several countries in 2012, particularly throughout Europe. During 2012, the company introduced its latest triple-chamber system for adults, OLIMEL (Amino Acids, Dextrose and Lipids, with/without Electrolytes), into new markets in Asia-Pacific, Europe and Latin America.

Driving Innovation through the R&D Pipeline

R&D innovation and scientific productivity continue to be key strategic priorities for Baxter. Key developments in 2012 included the following:

Expanding portfolio with new product launches in key geographic regions:

•

Regulatory approval in China for ADVATE for the control and prophylaxis of bleeding episodes in individuals with hemophilia A, with an expected product launch in 2013. With this action, ADVATE is now approved in over 50 countries worldwide;

•	Approval of OLIMEL in Asia-Pacific, Europe, Latin America and Canada and NUMETA (pediatric nutritional emulsion for infusion) in select European countries;

•

U.S. Food and Drug Administration (FDA) approval of GAMMAGARD LIQUID [Immune Globulin Infusion (Human)] 10% as a treatment for multifocal motor neuropathy (MMN), the first immunoglobulin treatment approved for MMN patients in the United States;

•	FDA approval of TISSEEL [Fibrin Sealant] to include the indication for general hemostasis in surgery when control of bleeding by standard surgical techniques is ineffective or impractical;

•	Regulatory approval in Europe for VEPACEL, a pre-pandemic influenza vaccine against the H5N1 subtype of influenza A (commonly known as bird or avian flu), in all European Union Member States; and

•

FDA approval and launch of a new 4000 IU dosage strength of ADVATE [Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method]. As the only company to offer a 4000 IU dosage strength, Baxter provides the convenience of a single vial dosing opportunity for many adult patients.

Products in late-stage development:

•

Initiation of a second, confirmatory Phase III trial of Baxter’s clinical program evaluating the use of its GAMMAGARD LIQUID 10% (marketed as KIOVIG outside the United States and Canada), for the treatment of mild to moderate Alzheimer’s disease, and

•

Initiation of a Phase III pivotal clinical trial to evaluate the efficacy and safety of adult autologous (an individual’s own) CD34+ stem cells primarily to increase exercise capacity and secondarily to reduce chest pain frequency in patients with otherwise unmanageable heart disease, based on a biological regenerative approach.

Increasing R&D investment in key focus areas:

•

Completion of a Phase I clinical trial of the company’s lead investigational candidate, BAX 855, a longer-acting (PEGylated) form of a full-length recombinant factor VIII (rFVIII) protein, to assess the frequency of infusions in previously treated patients with severe hemophilia A;

•

Completion of the first U.S. study of the company’s home HD system and initiation of a nocturnal in-center trial in Canada. Data from both trials will support the company’s submission for CE Mark in Europe in 2013;

•

Submission of a biologics license application to FDA for approval of BAX 326, a recombinant factor IX (rFIX) protein being investigated for the treatment and prophylaxis of bleeding episodes for patients over 12 years of age with hemophilia B; and

•

Initiation of a Phase I clinical trial for patients with malignant solid tumors evaluating a fully-human, recombinant anti-MIF (anti-macrophage migration inhibitory factor) monoclonal antibody with potential to be a new therapeutic agent in treatment of cancer.

Enhancing Growth with Acquisitions and Collaborations

Baxter has accelerated its pace of acquisitions and collaborations in recent years. Key developments in 2012 included the following:

•

The acquisition of Synovis Life Technologies, Inc. (Synovis), a publicly-traded company that provides biological and mechanical products for soft tissue repair used in a variety of surgical procedures, which complements and expands the portfolio of Baxter’s biosurgery products;

•

The exercise of an option to purchase the remaining equity of Sigma International General Medical Apparatus, LLC (SIGMA), which culminated the relationship that began in 2009 when Baxter acquired a 40% stake in SIGMA and became the exclusive global distributor of SIGMA’s smart infusion pump technology;

•

The execution of a European licensing agreement with Onconova Therapeutics, Inc. (Onconova) for rigosertib, a novel targeted anti-cancer compound currently in a Phase III study for the treatment of a group of rare hematologic malignancies called Myelodysplastic Syndromes and a Phase II/III study for pancreatic cancer, with Baxter obtaining commercialization rights in Europe for these indications;

•

The execution of an exclusive agreement with Chatham Therapeutics, LLC (Chatham) for the development and commercialization of potential treatments for hemophilia B utilizing Chatham’s gene therapy technology; and

•

The commencement of activities under the collaboration agreement with Momenta Pharmaceuticals, Inc. (Momenta) to develop and commercialize up to six follow-on biologic products, also known as biosimilars, which replicate existing, branded biologics used in the treatment of a number of diseases, including cancer, autoimmune disorders and other chronic conditions. The company selected three products under the collaboration agreement during 2012.

Baxter also continues to benefit from the integration of prior year acquisitions, including the 2011 acquisition of Baxa Corporation (Baxa), a privately-held company that manufactures and markets devices, systems and software for the safe and efficient preparation, handling, packaging and administration of fluid medications. The acquisition complements Baxter’s existing portfolio of nutrition and drug delivery systems and provides Baxter with a comprehensive solution to fulfill the majority of patients’ nutritional requirements and increase efficiency in the pharmacy.

In 2012, Baxter began to make equity investments in companies developing high-potential technologies through Baxter Ventures, a strategic initiative established in 2011 to invest in early-stage companies developing products and therapies to accelerate innovation and growth for the company.

The company expects to continue to further supplement its internal R&D activities and pursue accelerated growth by fully capitalizing on Baxter’s diversified healthcare model with its investment in other business development opportunities, including acquisitions, collaborations and alliances, that complement our current businesses, enhance our portfolio, and leverage our core strengths.

Gambro AB

In December 2012, Baxter entered into a definitive agreement to acquire Gambro AB (Gambro), a privately held dialysis product company based in Lund, Sweden. Gambro is a global medical technology company focused on developing, manufacturing and supplying dialysis products and therapies for patients with acute or chronic kidney disease. The transaction will provide Baxter with a broad and complementary dialysis product portfolio, while further advancing the company’s geographic footprint in the dialysis business. In addition, the company will augment its pipeline by adding Gambro’s next-generation monitors, dialyzers, devices and dialysis solutions. Under the terms of the agreement, Baxter will provide total consideration of approximately $4 billion for the acquisition, including pre-acquisition debt. The transaction is expected to close at the end of the second quarter of 2013, subject to regulatory approvals and other closing conditions.

The company plans to issue at least $3.0 billion of debt during the first half of 2013 to fund the planned acquisition of Gambro, which will significantly increase the company’s outstanding debt. As a result, stock repurchases in 2013 are expected to decline from 2012 and 2011 levels. Additionally, the acquisition of Gambro is expected to have a dilutive impact on earnings in 2013 of $0.10 to $0.15 per diluted share, assuming the transaction closes at the end of the second quarter of 2013.

Inspiration BioPharmaceuticals, Inc. / Ipsen Pharma S.A.S.

In January 2013, Baxter agreed to acquire the investigational hemophilia compound OBI-1 and related assets from Inspiration BioPharmaceuticals, Inc. (Inspiration), as well as certain other OBI-1 related assets, including manufacturing operations, from Ipsen Pharma S.A.S. in conjunction with Inspiration’s ongoing bankruptcy proceedings. OBI-1 is a recombinant porcine factor VIII (rpFVIII) being investigated for treatment of bleeding in people with acquired hemophilia A and congenital hemophilia A patients with inhibitors, and is currently in Phase III clinical studies.

Under the terms of the agreement, Baxter will make an upfront payment of $50 million for the OBI-1 assets, including the manufacturing operations. In the future, Baxter may make payments of up to $20 million based on regulatory approval of the acquired hemophilia A indication in the United States and first additional country. Additional payments may be due upon approval of additional indications, through net sales payments, and as sales milestones when sales exceed $100 million. The transaction is subject to regulatory approval and is currently under review by the Federal Trade Commission.

Public-Private Partnerships

In addition to the company’s business development activities, Baxter is focused on pursuing innovation through unique business models and the development of public-private partnerships. During 2012, the company entered into the following public-private partnerships:

•

An exclusive 20-year partnership with Hemobrás to provide hemophilia patients in Brazil greater access to recombinant factor VIII (rFVIII) therapy for the treatment of hemophilia A. Through this innovative partnership, Baxter will be the exclusive provider of Brazil’s recombinant FVIII treatment over the next 10 years, while the companies work together on the technology transfer to support development of local manufacturing capacity. Baxter will receive cash payments for product it supplies to Hemobrás and, following completion of the technology transfer, royalties on recombinant FVIII produced by Hemobrás;

•

A 10-year contract manufacturing agreement with Sanquin Blood Supply Foundation of the Netherlands to enhance supply of plasma-derived treatments for immune disorders, hemophilia, trauma and other critical conditions (with production scheduled to begin in 2014); and

•	A partnership with China’s National Institute of Hospital Administration under the Ministry of Health to help improve access to PD in China’s rural communities.

In addition to the above public-private partnerships, in 2012 Baxter also started construction of a new PD manufacturing facility in Thailand, supporting the country’s efforts to reinforce PD as its first-line dialysis treatment.

Responsible Corporate Citizen

The company strives for continued growth and profitability, while maintaining and accelerating its focus on acting as a responsible corporate citizen. At Baxter, sustainability means creating a lasting social, environmental and economic value by addressing the needs of the company’s wide-ranging stakeholder base.

Baxter’s comprehensive sustainability program is focused on areas where the company is uniquely positioned to make a positive impact. Baxter and the Baxter International Foundation provide financial support and product donations in support of critical needs, from assisting underserved communities to providing emergency relief for countries experiencing natural disasters.

Baxter’s priorities also include sound environmental stewardship. Throughout 2012 the company continued to implement a range of water conservation strategies and facility-based energy saving initiatives. In the area of product stewardship and life cycle management, Baxter is pursuing efforts such as sustainable design and reduced packaging. Baxter is also responding to the challenges of climate change through innovative greenhouse gas emissions-reduction programs, such as shifting to less carbon-intensive energy sources and modes of product transport.

Risk Factors

The company’s ability to sustain long-term growth and successfully execute the strategies discussed above depends in part on the company’s ability to manage within an increasingly competitive and regulated environment and to address the other risk factors described in Item 1A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Special Items

The company’s results of operations included special items that have been excluded from its non-GAAP measures provided in the Financial Results section above. The following table provides a summary of the impact of special items on the company’s results of operations for 2012, 2011, and 2010.

				Percent change
years ended December 31 (in millions)	2012	2011	2010	2012	2011

Net sales	$14,190	$13,893	$12,843	2%	8%
COLLEAGUE infusion pump items	—	—	213

Adjusted net sales	$14,190	$13,893	$13,056	2%	6%

Gross margin	$7,301	$7,046	$5,958	4%	18%
COLLEAGUE infusion pump items	(23)	—	588
Business optimization charges (including certain asset impairments)	62	95	132
Business development charges	6	—	—

Adjusted gross margin	$7,346	$7,141	$6,678	3%	7%

% of Adjusted net sales	51.8%	51.4%	51.1%	0.4 pts	0.3 pts

Marketing and administrative expenses	$3,324	$3,154	$2,907	5%	8%
Business optimization charges (including certain asset impairments)	(60)	(97)	(125)
Business development charges	(9)	—	—
Pension-related items	(170)	—	—
AWP litigation and historical rebate and discount items	—	(79)	—
Asset impairment and other charges	—	(41)	(28)

Adjusted marketing and administrative expenses	$3,085	$2,937	$2,754	5%	7%

% of Adjusted net sales	21.7%	21.1%	21.1%	0.6 pts	0 pts

Research and development expenses	$1,156	$946	$915	22%	3%
Business optimization charges (including certain asset impairments)	(28)	—	—
Business development charges	(113)	—	(34)

Adjusted research and development expenses	$1,015	$946	$881	7%	7%

% of Adjusted net sales	7.2%	6.8%	6.7%	0.4 pts	0.1 pts

Other (income) expense, net	$(155)	$83	$159	N/M	N/M
Gains on the reduction of contingent payment liabilities	91	—	—
Asset impairment and other charges	—	(62)	(112)
Litigation-related charges	—	—	(62)

Adjusted other (income) expense, net	$(64)	$21	$(15)	N/M	N/M

Income tax expense	$563	$553	$463	2%	19%
Special items	144	127	135

Adjusted income tax expense	$707	$680	$598	4%	14%

% of Adjusted pre-tax income	21.9%	21.4%	20.1%	0.5 pts	1.3 pts

The company believes that these non-GAAP measures, when used in conjunction with results presented in accordance with GAAP, may provide a more complete understanding of the company’s operations and may facilitate a fuller analysis of the company’s results of operations, particularly in evaluating performance from one period to another.

In 2012 and 2010, the company’s results were impacted by certain items related to the recall of the company’s COLLEAGUE infusion pumps from the U.S. market and other actions the company is taking outside of the United States. In 2010, the company recorded a $588 million charge related to the COLLEAGUE infusion pump recall, with $213 million recorded as a reduction of net sales and $375 million recorded in cost of sales. In 2012, the company recognized a net benefit of $23 million in cost of sales primarily related to an adjustment to the COLLEAGUE infusion pump reserve when the company substantially completed its recall activities in the United States. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump charge and related reserve adjustment.

In 2012, 2011 and 2010, the company’s results were impacted by costs associated with actions implemented by the company to optimize its overall cost structure on a global basis. These actions included streamlining the company’s international operations, rationalizing its manufacturing facilities, improving its general and administrative infrastructure, and, in 2012, re-aligning certain R&D activities. The company recorded pre-tax business optimization charges of $150 million, $192 million, and $257 million in 2012, 2011, and 2010, respectively, which impacted cost of sales, marketing and administrative expenses, and, in 2012, R&D expenses. Refer to Note 6 for further information regarding these charges.

In 2012, the company also recorded pre-tax charges of $170 million primarily related to pension settlement charges and other pension-related items, and business development charges of $128 million principally related to upfront payments for collaboration agreements. Also included in 2012 results were gains of $53 million in the first quarter of 2012 and $38 million in the second quarter of 2012 for the reduction of certain contingent payment liabilities related to the prior acquisitions of Prism Pharmaceuticals, Inc. (Prism) and ApaTech Limited (ApaTech), respectively. Refer to Note 11 for further information regarding the pension settlement charges, Note 4 for further information regarding the business development charges, and Note 8 for further information regarding the gains from reductions of contingent payment liabilities.

In 2011, the company also recorded pre-tax charges of $79 million related to the resolution of litigation pertaining to average wholesale prices (AWP) and certain historical rebate and discount adjustments, $62 million in asset impairments primarily related to the write-down of Greek government bonds, and $41 million principally related to a contribution to the Baxter International Foundation.

In 2010, the company also recorded a $112 million impairment charge associated with the company’s divestiture of its U.S. multi-source generic injectables business, a $62 million litigation-related charge, a $39 million charge to write off a deferred tax asset, business development charges of $34 million and a $28 million charge to write down accounts receivable in Greece.

Net Sales

				Percent change
				At actual currency rates			At constant currency rates
years ended December 31 (in millions)	2012	2011	2010	2012		2011	2012	2011

BioScience	$6,237	$6,053	$5,640	3%		7%	6%	5%
Medical Products	7,953	7,840	7,203	1%		9%	4%	6%

Total net sales	$14,190	$13,893	$12,843	2%		8%	5%	6%

				Percent change
				At actual currency rates			At constant currency rates
years ended December 31 (in millions)	2012	2011	2010	2012		2011	2012	2011

United States	$6,056	$5,709	$5,264	6%		8%	6%	8%
International	8,134	8,184	7,579	(1%	)	8%	4%	4%

Total net sales	$14,190	$13,893	$12,843	2%		8%	5%	6%

Foreign currency unfavorably impacted net sales by 3 percentage points in 2012 principally due to the strengthening of the U.S. Dollar relative to the Euro. Foreign currency favorably impacted net sales by 2 percentage points in 2011, principally due to the weakening of the U.S. Dollar relative to the Euro, the Australian Dollar and the Japanese Yen. Excluding the impact of foreign currency, total net sales growth was 5% and 6% in 2012 and 2011, respectively, primarily driven by improved sales volumes (demand).

In 2012, the recent acquisitions of Synovis and Baxa contributed 2 percentage points towards sales growth during 2012. Total net sales growth in 2011 was favorably impacted by 2 percentage points due to the COLLEAGUE infusion pump charge, which reduced net sales in the Medical Products segment in 2010 by $213 million. Additionally, included in net sales in the Medical Products segment were sales of $58 million and $198 million in 2011 and 2010, respectively, related to the U.S. multi-source generic injectables business, which was divested by the company in the first half of 2011. The divestiture of this business unfavorably impacted total net sales growth by 1 percentage point in both 2012 and 2011. Refer to Note 2 for further information regarding this divestiture, Note 4 for further information regarding the Synovis and Baxa acquisitions, and Note 6 for further information regarding the COLLEAGUE infusion pump charge.

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

BioScience

The following is a summary of net sales by product category in the BioScience segment.

				Percent change
				At actual currency rates				At constant currency rates
years ended December 31 (in millions)	2012	2011	2010	2012		2011		2012	2011

Recombinants	$2,234	$2,212	$2,095	1%		6%		4%	3%
Antibody Therapy	1,593	1,541	1,354	3%		14%		5%	13%
Plasma Proteins	1,464	1,440	1,368	2%		5%		4%	5%
Regenerative Medicine	673	580	527	16%		10%		19%	8%
Other	273	280	296	(3%	)	(6%	)	5%	(15%	)

Total BioScience net sales	$6,237	$6,053	$5,640	3%		7%		6%	5%

Net sales in the BioScience segment increased 3% and 7% in 2012 and 2011, respectively (with an unfavorable foreign currency impact of 3 percentage points in 2012 and a favorable foreign currency impact of 2 percentage points in 2011). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•

In the Recombinants product category, sales growth in both years was driven primarily by strong U.S. demand for the company’s advanced recombinant therapy, ADVATE. Sales growth was partially offset by lower tender sales in Australia in 2012 and in the United Kingdom in 2011.

•

In the Antibody Therapy product category, sales increased in both years primarily as a result of demand in the United States for GAMMAGARD LIQUID, the liquid formulation of the antibody replacement therapy. Also contributing to sales growth in 2012 was the favorable impact from pricing benefits related to shifts in geographic mix as the company optimized its global supply in light of a planned, temporary facility shutdown during the second half of 2012. Sales growth in 2011 was favorably impacted by incremental volume resulting from a competitor being out of the market, while the return of the competitor to the market partially offset sales growth in 2012.

•

Sales in the Plasma Proteins product category were favorably impacted in both years by strong demand for FEIBA (an anti-inhibitor bypass therapy). Also contributing to sales growth in 2012 were improved sales of alpha-1 products (for treatment of hereditary emphysema) and higher international sales of albumin. Sales growth in 2011 was also driven by improved demand for plasma-derived factor VIII after a reduction in sales in 2010.

•

In the Regenerative Medicine product category, sales in 2012 increased primarily as a result of the first quarter 2012 acquisition of Synovis, a biological and mechanical products company. Also contributing to sales growth in both years was increased global demand for the company’s surgical sealants, including FLOSEAL and TISSEEL. Partially offsetting this growth in both years were lower U.S. sales of ACTIFUSE bone void filler products.

•

In the Other product category, sales growth in 2012 was primarily driven by higher international sales of FSME-IMMUN (a tick-borne encephalitis vaccine) and milestone payments related to ongoing collaborations with governments on the development of influenza vaccines. In 2011, strong sales of FSME-IMMUN driven by strong international demand were more than offset by lower influenza revenues, as the first quarter of 2010 benefited from sales of CELVAPAN H1N1 pandemic vaccine.

Medical Products

The following is a summary of net sales by product category in the Medical Products segment.

				Percent change
				At actual currency rates			At constant currency rates
years ended December 31 (in millions)	2012	2011	2010	2012		2011	2012		2011

Renal	$2,527	$2,530	$2,389	0%		6%	2%		2%
Global Injectables	2,075	2,004	1,891	4%		6%	5%		3%
IV Therapies	1,930	1,802	1,678	7%		7%	10%		5%
Infusion Systems	813	901	655	(10%	)	38%	(9%	)	35%
Anesthesia	545	537	525	1%		2%	3%		1%
Other	63	66	65	(5%	)	2%	(9%	)	2%

Total Medical Products net sales	$7,953	$7,840	$7,203	1%		9%	4%		6%

Net sales in the Medical Products segment increased 1% and 9% in 2012 and 2011, respectively (with an unfavorable foreign currency impact of 3 percentage points in 2012 and a favorable foreign currency impact of 3 percentage points in 2011). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•

In the Renal product category, the favorable impact from continued growth in the number of PD patients in Asia, Latin America and the United States for both years was partially offset by lower sales of HD products.

•

Sales growth in the Global Injectables product category in 2012 was primarily driven by a price increase for cyclophosphamide (a generic oncology drug) in the United States. Sales in both years benefited from improved sales in the pharmaceutical partnering and pharmacy compounding businesses, in addition to the favorable contribution from the fourth quarter 2011 acquisition of Baxa. The 2011 divestiture of the U.S. multi-source generic injectables business unfavorably impacted total net sales growth by 3 and 9 percentage points during 2012 and 2011, respectively.

•

IV Therapies sales growth in both years was driven by increased demand for IV solutions and strong sales of nutrition products, including the favorable impact, particularly in 2012, of the Baxa acquisition. Also contributing to growth in 2011 were market share gains in the United States, partially as a result of competitor supply issues.

•

In the Infusion Systems product category, sales declined during 2012 due to lower global sales of access sets used in the administration of IV solutions and lower sales of SIGMA Spectrum infusion pumps, both of which were related to COLLEAGUE infusion pump recall activities in the United States which were substantially completed in July of 2012. Sales growth in 2011 reflected increased sales of SIGMA Spectrum infusion pumps, partially offset by lower global sales of access sets in the second half of the year. Sales growth in 2011 was also favorably impacted by 33 percentage points as a result of the COLLEAGUE infusion pump charge in 2010.

•

Within the Anesthesia product category, sales growth in both years was driven primarily by improved international growth from increased penetration of SUPRANE (desflurane) and generic sevoflurane, particularly in Europe and Asia. Sales growth in both years was partially offset by lower demand for inhaled anesthetics in the United States, as well as competitive pricing pressures for generic sevoflurane.

•

The Other product category includes revenues of $38 million, $36 million and $46 million for 2012, 2011 and 2010, respectively, associated with the manufacturing, distribution and other services provided by the company to Fenwal Inc. subsequent to the divestiture of the Transfusion Therapies business in 2007, which had previously been reported separately.

Gross Margin and Expense Ratios

				Change
years ended December 31 (as a percent of net sales)	2012	2011	2010	2012	2011

Gross margin	51.5%	50.7%	46.4%	0.8 pts	4.3 pts
Marketing and administrative expenses	23.4%	22.7%	22.6%	0.7 pts	0.1 pts

Gross Margin

The special items identified above had an unfavorable impact of 0.3, 0.7 and 4.7 percentage points on the gross margin percentage in 2012, 2011, and 2010, respectively. Refer to the Special Items caption above for additional detail.

In addition to the impact of the special items, the gross margin percentage in 2012 improved compared to 2011 due to the benefit from sales growth in higher margin products in the BioScience segment, the resolution of prior year manufacturing issues at the company’s Castlebar, Ireland facility, and a modest favorable impact of foreign currency. These improvements in gross margin were partially offset by margin dilution from business development activities, increased pension plan costs and government austerity measures.

In addition to the impact of the special items, the gross margin percentage in 2011 improved compared to 2010 as a result of the benefit from a favorable business mix due to sales growth of select higher margin products in the BioScience and Medical Products segments, as well as the favorable impact of the divestiture of the lower margin U.S. multi-source generic injectables business. Refer to Note 2 for further information regarding the divestiture. Partially offsetting these improvements were costs associated with manufacturing issues at the Castlebar, Ireland facility and an increase in pension plan costs in 2011.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of 1.7, 1.6 and 1.5 percentage points on the marketing and administrative expenses ratio in 2012, 2011, and 2010, respectively. Refer to the Special Items caption above for additional detail.

In addition to the unfavorable impact of the special items, the marketing and administrative expenses ratio in 2012 increased as a result of incremental expenses from the operations of Baxa and Synovis, acquisition-related expenses, additional spending on marketing and promotional programs, and an increase in pension plan costs as described below. These factors were partially offset by savings from the company’s business optimization initiatives and the company’s continued focus on controlling discretionary spending.

Excluding the impact of the special items, the ratio in 2011 was flat to 2010 as the favorable impact of leverage from higher sales and the company’s focus on controlling discretionary spending was fully offset by increased spending relating to certain marketing and promotional programs and increased pension plan costs, as described below.

Pension Plan Costs

Fluctuations in pension plan costs impacted the company’s gross margin and expense ratios. Pension plan costs increased $211 million in 2012 and $53 million in 2011, as detailed in Note 11. The 2012 pension plan costs included settlement charges of $168 million primarily related to the settlement of certain U.S. pension obligations. The increase in both 2012 and 2011 was also driven by lower interest rates used to discount the plans’ projected benefit obligations and an increase in amortization of actuarial losses. The increases in 2012 and 2011 were partially offset by the favorable impact of additional returns on assets due to discretionary cash contributions of $150 million and $350 million made to the pension plan in the United States in 2011 and 2010, respectively.

Excluding the settlement charge discussed above, costs of the company’s pension plans are expected to increase from $266 million in 2012 to approximately $330 million in 2013, principally due to lower interest rates used to discount the plans’ projected benefit obligations, a decrease in the expected return on plan assets assumption, and an increase in amortization of actuarial losses. The amortization of deferred losses is expected to increase in 2013 to $245 million from $209 million in 2012, and will be partially offset by the impact of the immediate recognition of deferred losses of $168 million in 2012 associated with the settlement of certain plan obligations. Refer to Note 11 for further information on the pension plans.

Research and Development

				Percent change
years ended December 31 (in millions)	2012	2011	2010	2012	2011

Research and development expenses	$1,156	$946	$915	22%	3%
as a percent of net sales	8.1%	6.8%	7.1%

R&D expenses increased in both 2012 and 2011. In addition to the special items identified above, R&D expenses also increased in both years as the company continued to invest in a number of late-stage R&D programs across its product pipeline, while reaching certain milestone achievements resulting in additional R&D spending in 2012. Refer to the discussion under Strategic Objectives above for additional detail.

Net Interest Expense

Net interest expense increased by $33 million in 2012 and decreased by $33 million in 2011. The increase in 2012 was principally driven by an increase in debt from the issuances of $500 million 1.85% senior unsecured notes in December 2011, and $700 million 2.40% senior unsecured notes and $300 million 3.65% senior unsecured notes in August 2012, as well as lower interest income. The decrease in 2011 was principally due to an increase in interest income and the impact of lower weighted-average interest rates due to the maturity of Baxter’s 4.75% $500 million notes in October 2010. Refer to Note 2 for a summary of the components of net interest expense for 2012, 2011 and 2010.

Other (Income) Expense, Net

Other (income) expense, net was $155 million of income in 2012, and $83 million and $159 million of expense in 2011 and 2010, respectively. Refer to Note 2 for a table that details the components of other (income) expense, net for the three years ended December 31, 2012. Other (income) expense, net in each year included amounts relating to equity method investments and foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency.

During 2012, other (income) expense, net included gains of $53 million and $38 million for the reduction of certain contingent payment liabilities related to the prior acquisitions of Prism and ApaTech, respectively. Additionally, other (income) expense, net included the benefit from a net loss attributable to noncontrolling interests of $28 million in 2012, which was prospectively classified as other (income) expense, net effective January 1, 2012.

During 2011, other (income) expense, net included asset impairment charges totaling $62 million primarily related to the write-down of Greek government bonds. Included in other (income) expense, net in 2010 was an impairment charge of $112 million associated with the company’s divestiture of its U.S. multi-source generic injectables business and a charge of $62 million associated with litigation related to the company’s 2008 recall of its heparin sodium injection products in the United States.

Pre-Tax Income

Refer to Note 14 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience

Pre-tax income decreased 4% in 2012 and increased 8% in 2011. Included in pre-tax income during 2012 were business development charges of $123 million, primarily related to R&D charges of $50 million, $30 million and $33 million associated with the company’s collaborations with Onconova, Chatham and Momenta, respectively, and a gain of $38 million related to the reduction of a contingent payment liability for certain milestones associated with the 2010 acquisition of ApaTech.

Excluding the impact of the above items, pre-tax income in 2012 declined by 1% as sales growth of certain higher margin products was more than offset by an increase in spending on R&D driven by funding of key programs and the achievement of certain milestones, increased spending on new marketing and promotional programs, and the unfavorable impact of foreign currency.

During 2011, sales growth for certain higher margin products and improved margins on plasma-based therapies were partially offset by an increase in spending on new marketing and promotional programs. Also contributing to the increase in pre-tax income were lower inventory reserves related to vaccine products in 2011.

Medical Products

Pre-tax income increased 5% and 130% in 2012 and 2011, respectively. Included in pre-tax income in 2012 was a gain of $53 million related to the reduction of the contingent payment liability for certain milestones associated with the 2011 acquisition of Prism and a net benefit from reserve adjustments of $23 million, which primarily related to an adjustment to the COLLEAGUE infusion pump reserves. Included in pre-tax income in 2010 was a charge of $588 million related to the recall of COLLEAGUE infusion pumps from the U.S. market, the U.S. multi-source generic injectables business impairment charge of $112 million, and a charge of $62 million associated with litigation related to the company’s 2008 recall of its heparin sodium injection products in the United States.

Excluding the impact of the above items from 2012, pre-tax income in 2012 was flat to 2011 as the favorable impact of the resolution of prior year manufacturing issues at the company’s Castlebar, Ireland facility was offset by increases in R&D spending, increases in marketing and administrative expenses, and the unfavorable impact of foreign currency.

In addition to the favorable impact of the above items from 2010, pre-tax income in 2011 also benefited from sales growth for certain higher margin products, partially offset by increased R&D spending and costs associated with manufacturing issues at the company’s Castlebar, Ireland facility.

Other

Certain income and expense amounts are not allocated to a segment. These amounts are detailed in the table in Note 14 and primarily include net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in foreign currency) and certain foreign currency hedging activities, corporate headquarters costs, stock compensation expense, income and expense related to certain non-strategic investments, certain employee benefit plan costs (including the 2012 pension settlement charges), certain nonrecurring gains and losses, certain charges (such as the business optimization, AWP litigation and historical price reporting, asset impairment, and certain business development charges), and contributions to the Baxter International Foundation.

Income Taxes

Effective Income Tax Rate

The effective income tax rate was 20% in both 2012 and 2011, and 25% in 2010. The company anticipates that the effective income tax rate, calculated in accordance with GAAP, will be approximately 22% in 2013, excluding any impact from additional audit developments or other special items. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012. The company does not expect the enacted legislation to materially impact its effective income tax rate.

The company’s effective tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes and foreign taxes that are different than the U.S. federal statutory rate. In addition, as discussed further below, the company’s effective income tax rate can be impacted in each year by discrete factors or events. Refer to Note 12 for further information regarding the company’s income taxes.

Factors impacting the company’s effective tax rate in 2012 were gains of $53 million and $38 million for the reduction of certain contingent payment liabilities related to the prior acquisitions of Prism and ApaTech, respectively, for which there were no tax charges. Also impacting the effective tax rate was a cost of sales reduction of $37 million for an adjustment to the COLLEAGUE infusion pump reserves when the company substantially completed the recall in the United States in 2012, for which there was no tax charge. These items were offset by a change in the earnings mix from lower tax to higher tax rate jurisdictions compared to the prior year period.

The decrease in the effective tax rate in 2011 was primarily related to tax benefits from the business optimization charge, the AWP litigation and historical price reporting charge, and other charges in 2011 which were incurred in jurisdictions with rates higher than the effective rate. Also impacting the comparison of 2011 to 2010 were certain items that drove the 2010 rate higher including a charge of $588 million in 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market for which there was no net tax benefit recognized, a $39 million write-off of a deferred tax asset in 2010 as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation enacted in the United States, and $34 million of business development charges in 2010 for which the tax benefit was lower than the U.S. statutory rate.

Uncertain Tax Positions

Baxter expects to reduce the amount of its liability for uncertain tax positions within the next 12 months by $299 million due principally to the resolution of certain multi-jurisdictional transfer pricing issues and the resolution of tax contingencies in certain foreign jurisdictions. While the final outcome of these matters is inherently uncertain, the company believes it has made adequate tax provisions for all years subject to examination.

Income and Earnings per Diluted Share

Net income attributable to Baxter was $2.3 billion in 2012, $2.2 billion in 2011 and $1.4 billion in 2010. The corresponding net earnings per diluted share were $4.18 in 2012, $3.88 in 2011 and $2.39 in 2010. The significant factors and events causing the net changes from 2011 to 2012 and from 2010 to 2011 are discussed above. Additionally, net income attributable to Baxter per diluted share was positively impacted by the repurchase of 25 million shares in 2012 and 30 million shares in both 2011 and 2010. Refer to Note 10 for further information regarding the company’s stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Cash flows from operations totaled $3.1 billion in 2012, $2.8 billion in 2011 and $3.0 billion in 2010. The increase in cash flows in 2012 from 2011 was primarily due to the factors discussed below and was partially offset by lower earnings (before non-cash items and adjustments). Other non-cash items and adjustments of $42 million in 2012 included non-cash gains of $91 million from the reduction of certain contingent payment liabilities from prior acquisitions. Also included in other non-cash items and adjustments in 2012 was $113 million in R&D charges associated with upfront payments made for the execution of 2012 collaboration agreements, which have been included in cash flows from investing activities. The decrease in cash flows in 2011 compared to 2010 was primarily due to the factors discussed below and was partially offset by higher earnings (before non-cash items and adjustments).

Accounts Receivable

Cash flows relating to accounts receivable increased during 2012 and decreased during 2011. Days sales outstanding were 53.3 days, 53.5 days and 52.5 days for 2012, 2011 and 2010, respectively. The decrease in 2012 was due to collections of certain past due balances in Europe, partially offset by longer collection periods in the United States and the unfavorable impact of foreign currency. The increase in 2011 was primarily due to longer collection periods in certain international markets and the geographic mix of sales.

Inventories

Cash outflows for inventories decreased in 2012 and increased in 2011. The following is a summary of inventories at December 31, 2012 and 2011, as well as inventory turns by segment for 2012, 2011 and 2010. Inventory turns for the year are calculated as the annualized fourth quarter cost of sales divided by the year-end inventory balance.

	Inventories		Inventory turns
(in millions, except inventory turn data)	2012	2011	2012	2011	2010

BioScience	$1,745	$1,627	1.48	1.52	1.90
Medical Products	1,058	1,001	4.25	4.52	4.85

Total company	$2,803	$2,628	2.52	2.66	3.04

The increase in inventories in 2012 was principally due to higher levels of plasma protein-related inventories in the BioScience segment to replenish and build inventory for future growth, as well as higher inventories of SIGMA Spectrum infusion pumps and additional inventory levels related to Baxa operations in the Medical Products segment.

Inventory turns for the total company in 2012 were unfavorably impacted by the increase in inventories and the lower business optimization charge recorded in cost of sales in 2012 as compared to 2011. Of the total charge, $62 million was recorded in cost of sales in 2012 compared to $95 million in 2011. The business optimization charges in 2012 and 2011 impacted inventory turns by 0.09 and 0.15, respectively. The lower inventory turns for the total company in 2011 were driven by the increase in inventories and the impact of the lower 2011 business optimization charge recorded in cost of sales in 2011 as compared to 2010. Refer to Note 6 for further information regarding these charges.

Other

Payments related to the execution of the COLLEAGUE infusion pump recall and the company’s business optimization initiatives increased $237 million in 2011 and decreased $64 million in 2012 as the company completed its recall activities in the United States in July 2012. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump recall and the business optimization initiatives.

Cash flows from operations were favorably impacted by $138 million from changes in other balance sheet items during 2012, compared to $8 million during 2011. This change was principally due to the impact of a discretionary cash contribution of $150 million to the company’s pension plan in the United States in 2011. Cash contributions to the company’s pension plans totaled $78 million, $251 million and $416 million in 2012, 2011 and 2010, respectively, and included discretionary cash contributions to the company’s U.S. pension plan of $150 million and $350 million in 2011 and 2010, respectively.

Cash Flows from Investing Activities

Capital Expenditures

Capital expenditures totaled $1.2 billion in 2012, $960 million in 2011 and $963 million in 2010. The company’s investments in capital expenditures in 2012 were primarily driven by additional investments in support of new and existing product capacity expansions in the BioScience segment. The company also invested in projects that enhance the company’s cost structure and manufacturing capabilities and support the company’s strategy of geographic expansion with select investments in growing markets.

In April 2012, the company announced the selection of a site in Covington, Georgia for a new manufacturing facility to support longer-term growth of the company’s plasma-based treatments. Construction of the facility began in August 2012, and the facility is expected to start commercial production in 2018. Baxter plans to invest more than $1 billion over the next five years in the facility.

In addition, the company continues to invest to support an ongoing strategic focus on R&D with the expansion of facilities, pilot manufacturing sites and laboratories. Capital expenditures also included the company’s multi-year initiative to implement a global enterprise resource planning system designed to consolidate and standardize business processes, data and systems.

The company makes investments in capital expenditures at a level sufficient to support the strategic and operating needs of the businesses, and continues to improve capital allocation discipline in making investments to enhance long-term growth. The company expects to invest approximately $1.7 billion in capital expenditures in 2013, with the increase primarily driven by expected capital expenditures related to the construction of the facility in Covington, Georgia, and Gambro-related expenditures.

Acquisitions and Investments

Net cash outflows related to acquisitions and investments were $515 million in 2012, $590 million in 2011 and $319 million in 2010. Cash outflows in 2012 included $304 million associated with the acquisition of Synovis, $19 million related to the acquisition of Laboratoire Fasonut, and $50 million for an investment in the preferred stock of Onconova. Also included in cash outflows related to acquisitions and investments in 2012 were upfront payments of $113 million made to execute collaboration agreements during the period. Refer to Note 4 for further information about these acquisitions and investments.

The cash outflows in 2011 principally included $360 million related to the acquisition of Baxa (which excludes a working capital adjustment received in 2012) and $170 million associated with the acquisition of Prism, as well as an $18 million payment to exercise an option related to the company’s collaboration agreement for the development of a home HD machine. Also included in cash outflows in 2011 were $18 million related to an investment in the common stock of Enobia Pharma Corporation (Enobia) and a $10 million payment related to the arrangement with Ceremed, Inc. Refer to Note 4 for further information about the Baxa and Prism acquisitions and Note 8 for further information about the investment in Enobia.

The cash outflows in 2010 principally included $235 million related to the acquisition of ApaTech. Also included in net cash outflows in 2010 were payments of $30 million related to the licensing and acquisition of hemophilia-related intellectual property and other assets from Archemix Corp., $28 million related to a manufacturing, supply and distribution agreement with Kamada Ltd. for GLASSIA [Alpha1-Proteinase Inhibitor (Human)] (for treatment of hereditary emphysema), and $18 million related to the company’s collaboration agreement for the development of a home HD machine.

Divestitures and Other Investing Activities

Net cash inflows relating to divestitures and other investing activities were $107 million in 2012, $123 million in 2011 and $18 million in 2010. Cash inflows in 2012 primarily related to proceeds of $59 million from the sale and maturity of available-for-sale securities (including the sale of Greek government bonds) and $19 million from the sale of the common stock of Enobia.

Cash inflows in 2011 principally consisted of proceeds associated with the company’s divestiture of its U.S. multi-source generic injectables business in May 2011. Cash inflows in 2010 principally consisted of proceeds from the divestiture of certain Renal Therapy Services centers in Australia.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations were $765 million in 2012, $733 million in 2011, and $91 million in 2010. Net cash inflows in 2012 primarily related to the issuance of $1.0 billion of senior notes in August 2012, partially offset by the repayment of outstanding commercial paper, as further described in Note 7.

In August 2012, the company issued $1.0 billion of senior notes, with $700 million maturing in August 2022 and bearing a 2.40% coupon rate, and $300 million maturing in August 2042 and bearing a 3.65% coupon rate. The net proceeds of the debt issuance are being used for general corporate purposes, which includes capital expenditures associated with previously announced plans to expand capacity to support longer-term growth of the company’s plasma-based treatments, including with respect to the Covington, Georgia facility.

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

The company’s debt instruments discussed above are unsecured and include certain covenants, including restrictions relating to the company’s creation of secured debt.

Other Financing Activities

Cash dividend payments totaled $804 million in 2012, $709 million in 2011 and $688 million in 2010. In November 2012, the board of directors declared a quarterly dividend of $0.45 per share ($1.80 per share on an annualized basis), which was paid on January 3, 2013 to shareholders of record as of December 7, 2012. In July 2012, the board of directors declared a quarterly dividend of $0.45 per share ($1.80 per share on an annualized basis), which represented an increase of 34% over the previous quarterly rate. In November 2011, the board of directors declared a quarterly dividend of $0.335 per share ($1.34 per share on an annualized basis), which represented an increase of 8% over the previous quarterly rate.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans totaled $512 million, $448 million and $381 million in 2012, 2011 and 2010, respectively. The increase in 2012 was mainly due to increases in stock option exercises and the weighted-average exercise price. In 2011, an increase in stock option exercises and the weighted-average exercise price was partially offset by a decrease in realized excess tax benefits. Realized excess tax benefits, which were $24 million in 2012, $21 million in 2011 and $41 million in

2010, are presented in the consolidated statements of cash flows as an outflow in the operating section and an inflow in the financing section.

As authorized by the board of directors, the company repurchases its stock depending on the company’s cash flows, net debt level and market conditions. The company repurchased 25 million shares for $1.5 billion in 2012, 30 million shares for $1.6 billion in 2011 and 30 million shares for $1.5 billion in 2010. In December 2010, the board of directors authorized the repurchase of up to $2.5 billion of the company’s common stock, which was fully utilized as of December 31, 2012. In July 2012, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock and $1.9 billion remained available as of December 31, 2012. The company expects to incur significant debt in 2013 related to the planned acquisition of Gambro and, as a result, stock repurchases in 2013 are expected to decline from 2012 and 2011 levels.

Also included in financing activities in 2012 was a payment of $90 million for the exercise of the SIGMA purchase option. Refer to Note 2 for additional information.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in June 2015. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $389 million at December 31, 2012. In 2012, the company amended this facility to extend the maturity date to October 2013. As of December 31, 2012 and 2011, there were no outstanding borrowings under either of these facilities. The company’s facilities enable the company to borrow funds on an unsecured basis at variable interest rates (determined, in part, by the company’s credit ratings) and contain various covenants, including a maximum net-debt-to-capital ratio. At December 31, 2012, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

In January 2013, Baxter entered into an agreement related to a 364-day bridge loan facility with a maximum capacity of $3.1 billion in connection with the planned acquisition of Gambro. The terms of the bridge loan facility are substantially similar to the terms of the company’s primary revolving credit facility. The company intends to finance the transaction with off-shore cash and the issuance of at least $3.0 billion of debt. The company does not anticipate utilizing the bridge loan facility.

The company also maintains other credit arrangements, as described in Note 7.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $3.3 billion of cash and equivalents at December 31, 2012, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions. The company plans to issue at least $3.0 billion of debt during the first half of 2013 to fund the planned acquisition of Gambro, which will significantly increase the company’s outstanding debt.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of December 31, 2012, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $385 million (of which $66 million related to Greece). The company’s net accounts receivable from the public sector for the countries identified above decreased by $139 million during 2012 primarily as a result of the collection of certain past due receivables in Spain. While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

With respect to the Greek government bonds, the company collected $17 million in December 2011 upon the maturity of the first tranche of the bonds. However, as a result of continued economic uncertainty and ongoing Greek government negotiations regarding the settlement terms for outstanding bonds, the company recorded an impairment charge of $41 million in 2011 to reduce the remaining Greek government bonds held by the company to estimated fair value. The estimated fair value of these bonds was calculated using a discounted cash flow model that incorporated observable inputs, including interest rate yields. In March 2012, the company’s Greek government debt holdings were restructured into new Greek government bonds with a notional amount of $24 million ranging in maturity from 11 to 30 years, and European Financial Stability Facility (EFSF) bonds with a notional amount of $11 million maturing in one to two years. In the second quarter of 2012, the company sold all of its Greek government and EFSF bond holdings, from which the company received $14 million in proceeds. Refer to Note 8 for further information.

The company also previously recorded a charge of $28 million in 2010 to write down its accounts receivable in Greece principally as a result of the Greek government’s announcement of a plan to convert certain past due receivables into non-interest bearing bonds with maturities of one to three years.

Credit Ratings

The company’s credit ratings at December 31, 2012 were as follows.

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A	A	A3
Short-term debt	A1	F1	P2
Outlook	Stable	Negative	Negative

In 2012, Standard & Poor’s downgraded the company’s senior debt ratings by one notch from A+ to A, and both Fitch and Moody’s changed their outlook from Stable to Negative. These downgrades were a result of the company’s December 2012 announcement of the proposed acquisition of Gambro and the plans to fund the acquisition with at least $3.0 billion of debt, which would significantly increase the company’s debt level.

If Baxter’s credit ratings or outlooks were to be further downgraded, the company’s financing costs related to its credit arrangements and any future debt issuances could be unfavorably impacted. However, any future credit rating downgrade or change in outlook would not affect the company’s ability to draw on its credit facilities, and would not result in an acceleration of the scheduled maturities of any of the company’s outstanding debt, unless, with respect to certain debt instruments, preceded by a change in control of the company.

Contractual Obligations

As of December 31, 2012, the company had contractual obligations, excluding accounts payable and accrued liabilities (other than the current portion of unrecognized tax benefits), payable or maturing in the following periods.

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years

Short-term debt	$27	$27	$—	$—	$—
Long-term debt and capital lease obligations, including current maturities	5,757	323	1,205	1,276	2,953
Interest on short- and long-term debt and capital lease obligations[1]	1,984	210	372	274	1,128
Operating leases	816	181	274	210	151
Other long-term liabilities[2]	1,114	—	313	112	689
Purchase obligations[3]	1,455	744	542	150	19
Unrecognized tax benefits[4]	299	299	—	—	—

Contractual obligations[5]	$11,452	$1,784	$2,706	$2,022	$4,940

[1]

Interest payments on debt and capital lease obligations are calculated for future periods using interest rates in effect at the end of 2012. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2012. Refer to Note 7 and Note 8 for further discussion regarding the company’s debt instruments and related interest rate agreements outstanding at December 31, 2012.

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

The company contributed $78 million, $251 million and $416 million to its defined benefit pension plans in 2012, 2011 and 2010, respectively. Most of the company’s plans are funded. The timing of funding in the future is uncertain and is dependent on future movements in interest rates and investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes pension plan cash outflows. The pension plan balance included in other long-term liabilities (and excluded from the table above) totaled $1.7 billion at December 31, 2012.

[3]

Includes the company’s significant contractual unconditional purchase obligations. For cancelable agreements, includes any penalty due upon cancellation. These commitments do not exceed the company’s projected requirements and are in the normal course of business. Examples include firm commitments for raw material purchases, utility agreements and service contracts.

[4]

Due to the uncertainty related to the timing of the reversal of uncertain tax positions, the long-term liability relating to unrecognized tax benefits of $218 million at December 31, 2012 has been excluded from the table above.

[5]

Excludes contingent liabilities, including contingent milestone payments of $1.5 billion associated with joint development and commercialization arrangements and contingent payments of $305 million associated with acquisitions, as well as the company’s unfunded commitment at December 31, 2012 of $37 million as a limited partner in an investment company. These amounts have been excluded from the contractual obligations above due to uncertainty regarding the timing and amount of future payments. Refer to Note 9 and Note 4 for additional information regarding these commitments.

Off-Balance Sheet Arrangements

Baxter periodically enters into off-balance sheet arrangements. Certain contingencies arise in the normal course of business, and are not recorded in the consolidated balance sheet in accordance with GAAP (such as contingent joint development and commercialization arrangement payments). Also, upon resolution of uncertainties, the company may incur charges in excess of presently established liabilities for certain matters (such as contractual indemnifications). For a discussion of the company’s significant off-balance sheet arrangements, refer to Note 9 for information regarding joint development and commercialization arrangements and indemnifications, Note 8 regarding receivable securitizations and Note 13 regarding legal contingencies.

FINANCIAL INSTRUMENT MARKET RISK

The company operates on a global basis and is exposed to the risk that its earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. The company’s hedging policy attempts to manage these risks to an acceptable level based on the company’s judgment of the appropriate trade-off between risk, opportunity and costs. Refer to Note 8 for further information regarding the company’s financial instruments and hedging strategies.

Currency Risk

The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, Japanese Yen, British Pound, Australian Dollar, Canadian Dollar, Brazilian Real, Colombian Peso, and Swedish Krona. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and shareholders’ equity volatility relating to foreign exchange. Financial market and currency volatility may limit the company’s ability to cost-effectively hedge these exposures.

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2012 is 12 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies. In December 2012, the company entered into option contracts with a total notional amount of $2.8 billion to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Gambro. These contracts are not formally designated as hedges and mature in June 2013. Changes in the fair value of these contracts are recognized immediately in earnings and may be significant, subjecting the company’s earnings to additional volatility.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. On January 8, 2010, the Venezuelan government devalued the official exchange rate of 2.15 relative to the U.S. Dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, was changed to 2.6, while the rate for payments for non-essential goods was changed to 4.3. In 2010, the majority of the company’s products imported into Venezuela were classified as essential goods and qualified for the 2.6 rate. Effective January 1, 2011, the Venezuelan government devalued the official currency for imported goods classified as essential to 4.3. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company. As of December 31, 2012, the company’s subsidiary in Venezuela had net assets of $35 million denominated in the Venezuelan Bolivar. In 2012, net sales in Venezuela represented less than 1% of Baxter’s total net sales. Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which is not expected to have a material impact on the financial results of the company.

As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at December 31, 2012, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $37 million with respect to those contracts would increase by $10 million. A similar analysis performed with respect to option and forward contracts outstanding at December 31, 2011 indicated that, on a net-of-tax basis, the net asset balance of $32 million would decrease by $44 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at December 31, 2012 by replacing the actual exchange rates at December 31, 2012 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

As part of its risk management program, the company performs sensitivity analyses to assess potential gains and losses in earnings relating to hypothetical movements in interest rates. A 32 basis-point increase in interest rates (approximately 10% of the company’s weighted-average interest rate during 2012) affecting the company’s financial instruments, including debt obligations and related derivatives, would have an immaterial effect on the company’s 2012, 2011 and 2010 earnings and on the fair value of the company’s fixed-rate debt as of the end of each fiscal year.

As discussed in Note 8, the fair values of the company’s long-term litigation liabilities and related insurance receivables were computed by discounting the expected cash flows based on currently available information. A 10% movement in the assumed discount rate would have an immaterial effect on the fair values of those assets and liabilities.

With respect to the company’s investments in affiliates, the company believes any reasonably possible near-term losses in earnings, cash flows and fair values would not be material to the company’s consolidated financial position.

CHANGES IN ACCOUNTING STANDARDS

Refer to Note 1 for information on changes in accounting standards.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1. Certain of the company’s accounting policies are considered critical because these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments by the company, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from the company’s estimates could have an unfavorable effect on the company’s results of operations and financial position. The company applies estimation methodologies consistently from year to year. Other than changes required due to the issuance of new accounting pronouncements, there have been no significant changes in the company’s application of its critical accounting policies during 2012. The company’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors. The following is a summary of accounting policies that the company considers critical to the consolidated financial statements.

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

The company’s key assumptions are listed in Note 11. The most critical assumptions relate to the plans covering U.S. and Puerto Rico employees, because these plans are the most significant to the company’s consolidated financial statements.

Discount Rate Assumption

For the U.S. and Puerto Rico plans, at the measurement date (December 31, 2012), the company used a discount rate of 3.95% and 4.00% to measure its benefit obligations for the pension plans and OPEB plan, respectively. These discount rates will be used in calculating the net periodic benefit cost for these plans for 2013. The company used a broad population of approximately 320 Aa-rated corporate bonds as of December 31, 2012 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum amount outstanding of $50 million. This population of bonds was narrowed from a broader universe of over 500 Moody’s Aa rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds Baxter would most likely select if it were to actually annuitize its pension and OPEB plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the U.S. and Puerto Rico plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

For plans in Canada, Japan, the United Kingdom and the Eurozone, the company uses a method essentially the same as that described for the U.S. and Puerto Rico plans. For the company’s other international plans, the discount rate is generally determined by reviewing country- and region-specific government and corporate bond interest rates.

To understand the impact of changes in discount rates on pension and OPEB plan cost, the company performs a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point (i.e., one-half of one percent) increase (decrease) in the discount rate, global pre-tax pension and OPEB plan cost would decrease (increase) by approximately $52 million.

Return on Plan Assets Assumption

In measuring net periodic cost for 2012, the company used a long-term expected rate of return of 7.75% for the pension plans covering U.S. and Puerto Rico employees. For measuring the net periodic benefit cost for these plans for 2013, this assumption will decrease to 7.50%. This assumption is not applicable to the company’s OPEB plan because it is not funded.

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

To understand the impact of changes in the expected asset return assumption on net cost, the company performs a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point increase (decrease) in the asset return assumption, global pre-tax pension plan cost would decrease (increase) by approximately $18 million.

Other Assumptions

The company used the RP 2000 mortality table to calculate the pension and OPEB plan benefit obligations for its plans in the United States and Puerto Rico. For all other pension plans, the company utilized country- and region-specific mortality tables to calculate the plans’ benefit obligations. The company periodically analyzes and updates its assumptions concerning demographic factors such as retirement, mortality and turnover, considering historical experience as well as anticipated future trends.

The assumptions relating to employee compensation increases and future healthcare costs are based on historical experience, market trends, and anticipated future company actions. Refer to Note 11 for information regarding the sensitivity of the OPEB plan obligation and the total of the service and interest cost components of OPEB plan cost to potential changes in future healthcare costs.

Legal Contingencies

The company is involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. Refer to Note 13 for further information. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. The company has established reserves for certain of its legal matters. The company is not able to estimate the amount or range of any loss for certain of the legal contingencies for which there is no reserve or additional loss for matters already reserved. The company also records any insurance recoveries that are probable of occurring. At December 31, 2012, total legal liabilities were $113 million and total related receivables were $33 million.

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

R&D acquired in transactions that are not business combinations is expensed immediately. For such transactions, payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related asset, and are classified as intangible assets.

Due to the inherent uncertainty associated with R&D projects, there is no assurance that actual results will not differ materially from the underlying assumptions used to prepare discounted cash flow analyses, nor that the R&D project will result in a successful commercial product.

Impairment of Assets

Goodwill and other indefinite-lived intangible assets are subject to impairment reviews annually, and whenever indicators of impairment exist. Intangible assets with definite lives and other long-lived assets (such as fixed assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Refer to Note 1 for further information. The company’s impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, foreign currency exchange rates, the selection of an appropriate discount rate, asset groupings, and other assumptions and estimates. The estimates and assumptions used are consistent with the company’s business plans and a market participant’s views of the company and similar companies. The use of alternative estimates and assumptions could increase or decrease the estimated fair values of the assets, and potentially result in different impacts to the company’s results of operations. Actual results may differ from the company’s estimates.

Stock-Based Compensation Plans

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the substantive vesting period. Determining the appropriate fair value model to use requires judgment. Determining the assumptions that enter into the model is highly subjective and also requires judgment. The company’s stock compensation costs primarily relate to awards of stock options, restricted stock units (RSUs), and performance share units (PSUs). The company uses the Black-Scholes model for estimating the fair value of stock options, and significant assumptions include long-term projections regarding stock price volatility, employee exercise, post-vesting termination and pre-vesting forfeiture behaviors, interest rates and dividend yields. The fair value of RSUs is equal to the quoted price of the company’s common stock on the date of grant. The company uses a Monte Carlo model for estimating the fair value of PSUs, and significant inputs include the risk-free rate, volatility of returns and correlation of returns. Refer to Note 10 for additional information.

CERTAIN REGULATORY MATTERS

In July 2010, FDA issued a final order regarding the recall of the company’s COLLEAGUE infusion pumps then in use in the United States. The company substantially completed the recall in July 2012 and FDA closed the recall in November 2012.

In June 2010, the company received a Warning Letter from FDA in connection with an inspection of its Renal business’s McGaw Park, Illinois headquarters facility. The Warning Letter pertains to the processes by which the company analyzes and addresses product complaints through corrective and preventative actions, and reports relevant information to FDA. The company is working with FDA to resolve this matter.

Please see Item 1A of this Annual Report on Form 10-K for additional discussion of regulatory matters and how they may impact the company.

FORWARD-LOOKING INFORMATION

This annual report includes forward-looking statements, including statements regarding accounting estimates and assumptions, litigation-related matters including outcomes, future regulatory filings and the company’s R&D pipeline, strategic objectives, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risk, geographic expansion, business development activities, the pending Gambro acquisition, including its expected closing, financing and financial impact, future capital and R&D expenditures, including with respect to the Covington, Georgia facility, future stock repurchases and debt issuances, the impact of healthcare reform, the sufficiency of the company’s facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate in 2013, the impact on the company of recent tax legislation and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including:

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

•	future actions of third parties, including third-party payors, as healthcare reform and other similar measures are implemented in the United States and globally;

•	the company’s ability to identify business development and growth opportunities;

•	receipt of regulatory approvals and satisfaction of closing conditions related to the pending Gambro acquisition;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•

future actions of FDA, EMA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;

•	fluctuations in foreign exchange and interest rates;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of its business optimization and transformation initiatives;

•	the successful implementation of the company’s global enterprise resource planning system;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, including governmental collaborations;

•	changes in credit agency ratings;

•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in certain countries in which the company operates; and

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

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

as of December 31 (in millions, except share information)		2012	2011

Current Assets	Cash and equivalents	$3,270	$2,905
	Accounts and other current receivables, net	2,425	2,420
	Inventories	2,803	2,628
	Short-term deferred income taxes	344	295
	Prepaid expenses and other	418	402

	Total current assets	9,260	8,650

Property, Plant and Equipment, Net		6,098	5,525

Other Assets	Goodwill	2,502	2,317
	Other intangible assets, net	814	826
	Other	1,716	1,755

	Total other assets	5,032	4,898

	Total assets	$20,390	$19,073

Current Liabilities	Short-term debt	$27	$256
	Current maturities of long-term debt and lease obligations	323	190
	Accounts payable and accrued liabilities	4,409	4,411

	Total current liabilities	4,759	4,857

Long-Term Debt and Lease Obligations		5,580	4,749

Other Long-Term Liabilities		3,073	2,639

Commitments and Contingencies

Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2012 and 2011	683	683
	Common stock in treasury, at cost, 137,281,399 shares in 2012 and 122,524,448 shares in 2011	(7,592)	(6,719)
	Additional contributed capital	5,769	5,783
	Retained earnings	10,888	9,429
	Accumulated other comprehensive loss	(2,810)	(2,591)

	Total Baxter International Inc. (Baxter) shareholders’ equity	6,938	6,585

	Noncontrolling interests	40	243

	Total equity	6,978	6,828

	Total liabilities and equity	$20,390	$19,073

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

years ended December 31 (in millions, except per share data)	2012	2011	2010

Net sales	$14,190	$13,893	$12,843
Cost of sales	6,889	6,847	6,885

Gross margin	7,301	7,046	5,958

Marketing and administrative expenses	3,324	3,154	2,907
Research and development expenses	1,156	946	915
Net interest expense	87	54	87
Other (income) expense, net	(155)	83	159

Income before income taxes	2,889	2,809	1,890
Income tax expense	563	553	463

Net income	2,326	2,256	1,427

Less: Net income attributable to noncontrolling interests	—	32	7

Net income attributable to Baxter	$2,326	$2,224	$1,420

Net income attributable to Baxter per common share
Basic	$4.22	$3.91	$2.41

Diluted	$4.18	$3.88	$2.39

Weighted-average number of common shares outstanding
Basic	551	569	590

Diluted	556	573	594

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

years ended December 31 (in millions)	2012	2011	2010

Net income	$2,326	$2,256	$1,427
Other comprehensive loss, net of tax:
Currency translation adjustments, net of tax expense (benefit) of $22 in 2012, ($12) in 2011 and ($5) in 2010	(98)	(205)	(342)
Pension and other employee benefits, net of tax benefit of ($1) in 2012, ($151) in 2011 and ($32) in 2010	(111)	(263)	(57)
Hedging activities, net of tax (benefit) expense of ($6) in 2012, $5 in 2011 and ($2) in 2010	(7)	5	(6)
Other, net of tax (benefit) expense of ($2) in 2012, $1 in 2011 and $2 in 2010	(3)	1	3

Total other comprehensive loss, net of tax	(219)	(462)	(402)

Comprehensive income	2,107	1,794	1,025

Less: Comprehensive income attributable to noncontrolling interests	—	22	6

Comprehensive income attributable to Baxter	$2,107	$1,772	$1,019

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31 (in millions) (brackets denote cash outflows)		2012	2011	2010

Cash Flows	Net income	$2,326	$2,256	$1,427
from Operations	Adjustments
	Depreciation and amortization	712	670	685
	Deferred income taxes	(17)	172	76
	Stock compensation	130	119	120
	Realized excess tax benefits from stock issued under employee benefit plans	(24)	(21)	(41)
	Infusion pump charge	—	—	588
	Business optimization charges	150	192	257
	Asset impairment and other charges	—	182	140
	Pension settlement charges	168	—	—
	Litigation-related charge	—	—	62
	Other	(42)	32	57
	Changes in balance sheet items
	Accounts and other current receivables, net	(41)	(229)	(122)
	Inventories	(129)	(315)	20
	Accounts payable and accrued liabilities	18	98	26
	Infusion pump and business optimization payments	(283)	(347)	(110)
	Other	138	8	(182)

	Cash flows from operations	3,106	2,817	3,003

Cash Flows from Investing Activities	Capital expenditures (including additions to the pool of equipment placed with or leased to customers of $150 in 2012, $155 in 2011 and $112 in 2010)	(1,161)	(960)	(963)
	Acquisitions and investments	(515)	(590)	(319)
	Divestitures and other investing activities	107	123	18

	Cash flows from investing activities	(1,569)	(1,427)	(1,264)

Cash Flows from	Issuances of debt	1,037	506	658
Financing Activities	Payments of obligations	(22)	(23)	(567)
	(Decrease) increase in debt with original maturities of three months or less, net	(250)	250	—
	Cash dividends on common stock	(804)	(709)	(688)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	512	448	381
	Purchases of treasury stock	(1,480)	(1,583)	(1,453)
	Other	(108)	(26)	(47)

	Cash flows from financing activities	(1,115)	(1,137)	(1,716)

Effect of Foreign Exchange Rate Changes on Cash and Equivalents		(57)	(33)	(124)

Increase (Decrease) in Cash and Equivalents		365	220	(101)

Cash and Equivalents at Beginning of Year		2,905	2,685	2,786

Cash and Equivalents at End of Year		$3,270	$2,905	$2,685

Other supplemental information
Interest paid, net of portion capitalized		$135	$88	$112
Income taxes paid		$415	$357	$353

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	2012		2011		2010
as of and for the years ended December 31 (in millions)	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock
Balance, beginning and end of year	683	$683	683	$683	683	$683

Common Stock in Treasury
Beginning of year	123	(6,719)	103	(5,655)	83	(4,741)
Purchases of common stock	25	(1,480)	30	(1,583)	30	(1,453)
Stock issued under employee benefit plans and other	(11)	607	(10)	519	(10)	539

End of year	137	(7,592)	123	(6,719)	103	(5,655)

Additional Contributed Capital
Beginning of year		5,783		5,753		5,683
Stock issued under employee benefit plans and other		17		30		70
Exercise of SIGMA purchase option		(31)		—		—

End of year		5,769		5,783		5,753

Retained Earnings
Beginning of year		9,429		7,925		7,343
Net income attributable to Baxter		2,326		2,224		1,420
Dividends declared on common stock		(866)		(719)		(695)
Stock issued under employee benefit plans		(1)		(1)		(143)

End of year		10,888		9,429		7,925

Accumulated Other Comprehensive Loss
Beginning of year		(2,591)		(2,139)		(1,777)
Other comprehensive loss attributable to Baxter		(219)		(452)		(362)

End of year		(2,810)		(2,591)		(2,139)

Total Baxter shareholders’ equity		$6,938		$6,585		$6,567

Noncontrolling Interests
Beginning of year		$243		$229		$229
Elimination of SIGMA noncontrolling ownership interest		(159)		—		—
Change in noncontrolling interests		(44)		14		—

End of year		$40		$243		$229

Total equity		$6,978		$6,828		$6,796

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Baxter International Inc. (Baxter or the company), through its subsidiaries, develops, manufactures and markets products that save and sustain the lives of people with hemophilia, immune disorders, infectious diseases, kidney disease, trauma, and other chronic and acute medical conditions. As a global, diversified healthcare company, Baxter applies a unique combination of expertise in medical devices, pharmaceuticals and biotechnology to create products that advance patient care worldwide. The company operates in two segments, BioScience and Medical Products, which are described in Note 14.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles (GAAP) requires the company to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the accounts of Baxter and its majority-owned subsidiaries, any minority-owned subsidiaries that Baxter controls, and variable interest entities (VIEs) in which Baxter is the primary beneficiary, after elimination of intercompany transactions. During 2012, the company exercised its option to purchase the remaining equity of Sigma International General Medical Apparatus, LLC (SIGMA), which Baxter previously consolidated as the primary beneficiary of the VIE. The company did not enter into any new arrangements in which it determined that it was the primary beneficiary of a VIE, and there were no VIEs consolidated by the company as of December 31, 2012. Refer to Note 2 for additional information about the SIGMA option exercise.

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

Accounts Receivable and Allowance for Doubtful Accounts

In the normal course of business, the company provides credit to its customers, performs credit evaluations of these customers and maintains reserves for potential credit losses. In determining the amount of the allowance for doubtful accounts, the company considers, among other items, historical credit losses, the past-due status of receivables, payment histories and other customer-specific information. Receivables are written off when the company determines they are uncollectible. The allowance for doubtful accounts was $127 million at December 31, 2012 and $128 million at December 31, 2011.

Product Warranties

The company provides for the estimated costs relating to product warranties at the time the related revenue is recognized. The cost is determined based on actual company experience for the same or similar products, as well as other relevant information. Product warranty liabilities are adjusted based on changes in estimates.

Cash and Equivalents

Cash and equivalents include cash, certificates of deposit and money market funds with an original maturity of three months or less.

Inventories

as of December 31 (in millions)	2012	2011

Raw materials	$765	$596
Work in process	898	923
Finished goods	1,140	1,109

Inventories	$2,803	$2,628

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

Property, Plant and Equipment, Net

as of December 31 (in millions)	2012	2011

Land	$190	$184
Buildings and leasehold improvements	2,181	2,099
Machinery and equipment	6,691	6,384
Equipment with customers	1,295	1,205
Construction in progress	1,512	1,101

Total property, plant and equipment, at cost	11,869	10,973
Accumulated depreciation and amortization	(5,771)	(5,448)

Property, plant and equipment (PP&E), net	$6,098	$5,525

Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 20 to 50 years for buildings and improvements and from three to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. Baxter capitalizes in machinery and equipment certain computer software and software development costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software. Straight-line and accelerated methods of depreciation are used for income tax purposes. Depreciation and amortization expense was $597 million in 2012, $572 million in 2011 and $592 million in 2010. Repairs and maintenance expense was $297 million in 2012, $269 million in 2011 and $254 million in 2010.

Acquisitions

Results of operations of acquired companies are included in the company’s results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent payments are recognized in earnings. Any purchase price in excess of these net assets is recorded as goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date.

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

R&D acquired in transactions that are not business acquisitions is expensed immediately. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related asset, and are classified as intangible assets.

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

The company’s joint product development and commercialization arrangements generally provide that Baxter license certain rights to manufacture, market or distribute a specified technology or product under development. Baxter’s consideration for the rights generally consists of some combination of upfront payments, ongoing R&D cost reimbursements, royalties, and contingent payments relating to the achievement of specified pre-clinical, clinical, regulatory approval or sales milestones. Joint steering committees often exist to manage the various stages and activities of the arrangement. Control over the R&D activities may be shared or may be performed by Baxter. Baxter generally controls the commercialization phase, sometimes purchasing inventories from the collaboration partner.

During the development phase, Baxter’s R&D costs are expensed as incurred. These costs may include R&D cost reimbursements to the partner, as well as upfront and milestone payments made to the partner prior to the date the product receives regulatory approval. Milestone payments made to the partner subsequent to regulatory approval are capitalized as other intangible assets and amortized to cost of sales over the estimated useful life of the related asset. Royalty payments are expensed as cost of sales when they become due and payable. Any purchases of inventory from the partner during the development stage are expensed as R&D, while such purchases during the commercialization phase are capitalized as inventory and recognized as cost of sales when the related finished products are sold. Baxter generally records the amount invoiced to the third-party customer for the finished product as sales, as Baxter is the principal and primary obligor in the arrangement.

Payments to collaborative partners classified in cost of sales were not significant in 2012, 2011 and 2010. Payments to collaborative partners classified in R&D expenses were $138 million, $18 million and $52 million in 2012, 2011 and 2010, respectively. In 2012, the payments related primarily to upfront payments for the business development arrangements described in Note 4. In 2011 and 2010, the payments primarily related to the development of longer-acting forms of blood clotting proteins to treat hemophilia and a home hemodialysis (HD) device. Payments in 2010 also related to the development of tissue repair products under a collaboration agreement which was terminated in 2011.

Business Optimization Charges

The company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. Employee termination costs are primarily recorded when actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. Refer to the discussion below regarding the accounting for asset impairment charges.

Impairment Reviews

Baxter has made and continues to make significant investments in assets, including inventory and PP&E, which relate to potential new products or modifications to existing products. Additionally, Baxter has made and continues to make significant investments related to business development activities, which result in the acquisition of certain intangible assets and other long-lived assets. The company’s ability to realize value from these investments is contingent on, among other things, regulatory approvals, market acceptance of these new or modified products, and realization of synergies associated with business acquisitions. The company may not be able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.

Goodwill

Goodwill is not amortized, but is subject to an impairment review annually and whenever indicators of impairment exist. Goodwill would be impaired if the carrying amount of a reporting unit exceeded the fair value of that reporting unit, calculated as the present value of estimated cash flows discounted using a risk-free market rate adjusted for a market participant’s view of similar companies and perceived risks in the cash flows. The implied fair value of goodwill is then determined by subtracting the fair value of all identifiable net assets other than goodwill from the fair value of the reporting unit, with an impairment charge recorded for the excess, if any, of carrying amount of goodwill over the implied fair value.

The company assesses goodwill for impairment based on its reporting units, which are the same as its operating segments, which are BioScience and Medical Products. As of December 31, 2012, the date of the company’s annual impairment review, the fair values of the company’s reporting units were substantially in excess of their carrying values. Baxter’s market capitalization as of December 31, 2012 was approximately $36 billion.

Intangible Assets Not Subject to Amortization

Indefinite-lived intangible assets, such as trademarks with indefinite lives and certain acquired IPR&D, are subject to an impairment review annually and whenever indicators of impairment exist. Indefinite-lived intangible assets would be impaired if the carrying amount of the asset exceeded the fair value of the asset.

Other Long-Lived Assets

The company reviews the carrying amounts of long-lived assets, other than goodwill and intangible assets not subject to amortization, for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such a change in circumstances include a significant decrease in market price, a significant adverse change in the extent or manner in which an asset is being used, or a significant adverse change in the legal or business climate. In evaluating recoverability, the company groups assets and liabilities at the lowest level such that the identifiable cash flows relating to the group are largely independent of the cash flows of other assets and liabilities. The company then compares the carrying amounts of the assets or asset groups with the related estimated undiscounted future cash flows. In the event impairment exists, an impairment charge is recorded as the amount by which the carrying amount of the asset or asset group exceeds the fair value. Depending on the asset and the availability of information, fair value may be determined by reference to estimated selling values of assets in similar condition, or by using a discounted cash flow model. In addition, the remaining amortization period for the impaired asset would be reassessed and, if necessary, revised.

Shipping and Handling Costs

Shipping costs, which are costs incurred to physically move product from Baxter’s premises to the customer’s premises, are classified as marketing and administrative expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. Approximately $265 million in 2012, $260 million in 2011 and $233 million in 2010 of shipping costs were classified in marketing and administrative expenses.

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

Foreign Currency Translation

Currency translation adjustments (CTA) related to foreign operations are principally included in other comprehensive income (OCI). For foreign operations in highly inflationary economies, translation gains and losses are included in other (income) expense, net, and were not material in 2012, 2011 and 2010.

Derivatives and Hedging Activities

All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. Based upon the exposure being hedged, the company designates its hedging instruments as cash flow or fair value hedges.

For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is accumulated in accumulated other comprehensive income (AOCI) and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to OCI over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in net sales, cost of sales, and net interest expense, and primarily related to forecasted third-party sales denominated in foreign currencies, forecasted intercompany sales denominated in foreign currencies and anticipated issuances of debt, respectively.

For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. Fair value hedges are classified in net interest expense, as they hedge the interest rate risk associated with certain of the company’s fixed-rate debt.

For derivative instruments that are not designated as hedges, the change in fair value is recorded directly to other (income) expense, net.

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

Refer to the Foreign Currency and Interest Rate Risk Management section of Note 8 for further information regarding the company’s derivative and hedging activities.

Changes in Accounting Standards

On January 1, 2012, the company adopted a new accounting standard which eliminated the company’s previous election to present other comprehensive income within the consolidated statements of changes in equity, and provided the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. The standard is reflected in the company’s consolidated statements of comprehensive income, presented as a separate consecutive statement to the consolidated statements of income, and was retrospectively applied to all prior periods presented.

NOTE 2

SUPPLEMENTAL FINANCIAL INFORMATION

Other Long-Term Assets

as of December 31 (in millions)	2012	2011

Deferred income taxes	$1,156	$1,123
Other long-term receivables	154	195
Other	406	437

Other long-term assets	$1,716	$1,755

Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2012	2011

Accounts payable, principally trade	$766	$795
Income taxes payable	451	353
Deferred income taxes	878	738
Common stock dividends payable	246	188
Employee compensation and withholdings	567	517
Property, payroll and certain other taxes	152	150
Infusion pump reserves	37	202
Business optimization reserves	151	176
Accrued rebates	291	267
Other	870	1,025

Accounts payable and accrued liabilities	$4,409	$4,411

Other Long-Term Liabilities

as of December 31 (in millions)	2012	2011

Pension and other employee benefits	$2,427	$1,920
Litigation reserves	32	63
Infusion pump reserves	90	74
Business optimization reserves	69	49
Other	455	533

Other long-term liabilities	$3,073	$2,639

Net Interest Expense

years ended December 31 (in millions)	2012	2011	2010

Interest costs	$165	$132	$148
Interest costs capitalized	(52)	(40)	(33)

Interest expense	113	92	115
Interest income	(26)	(38)	(28)

Net interest expense	$87	$54	$87

Other (Income) Expense, Net

years ended December 31 (in millions)	2012	2011	2010

Impairment charges	$9	$62	$112
Gains related to the reduction of contingent payment liabilities	(91)	—	—
Foreign exchange	(49)	(10)	(67)
Securitization and factoring arrangements	18	14	11
Equity method investments	1	4	(1)
Litigation-related charge	—	—	62
Noncontrolling interests	(28)	—	—
Other	(15)	13	42

Other (income) expense, net	$(155)	$83	$159

During 2012, the company recorded gains of $53 million and $38 million related to the reduction of contingent payment liabilities for certain milestones associated with the 2011 acquisition of Prism Pharmaceuticals, Inc.

(Prism) and the 2010 acquisition of ApaTech Limited (ApaTech), respectively. The $53 million gain related to the Prism acquisition was included in the Medical Products segment’s pre-tax income and the $38 million gain related to the ApaTech acquisition was included in the BioScience segment’s pre-tax income. Refer to Note 8 for further information about these gains. Other (income) expense, net also includes the benefit from a net loss attributable to noncontrolling interests of $28 million in 2012, which has been prospectively reclassified as other (income) expense, net effective January 1, 2012 based on materiality.

During 2011, the company recorded impairment charges of $62 million principally related to the write-down of the company’s Greek government bonds, which was recorded at the corporate level and not allocated to a segment. See Note 8 for further information about the impairment of the Greek government bonds. During 2010, the company recorded a $112 million impairment charge associated with the company’s divestiture of its U.S. multi-source generic injectables business which was completed in May 2011. See below for further information about this charge. The litigation charge in 2010 related to litigation associated with the company’s 2008 recall of its heparin sodium injection products in the United States. These 2010 charges were included in the Medical Products segment’s pre-tax income.

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

An impairment charge of $112 million, primarily related to PP&E and intangible assets, was recorded in 2010 to reflect the fair values of these assets based on the expected sale price of the business. The impairment charge was included in other (income) expense, net in the consolidated statement of income, and was included in the Medical Products segment’s pre-tax income.

Net sales related to the U.S. multi-source generic injectables business, which were reported in the Medical Products segment prior to the divestiture, totaled $58 million and $198 million in 2011 and 2010, respectively. Pre-tax earnings related to this business were not significant to Baxter’s consolidated financial statements in 2011 and 2010.

Exercise of SIGMA Option

In April 2012, the company exercised its option to purchase the remaining equity of SIGMA for a cash payment of $90 million. Since the 2009 acquisition of a 40% stake in SIGMA, the company has consolidated the financial statements of SIGMA, with the equity owned by existing SIGMA equity holders reported as noncontrolling interests. As a result, the exercise of the option was treated as an equity transaction and no additional assets were recognized by Baxter related to the additional ownership interest acquired. On the date of exercise, the carrying value of the noncontrolling interest was eliminated to reflect Baxter’s change in ownership interest in SIGMA’s equity and the carrying value of the call option was also eliminated. The exercise of the SIGMA purchase option had no direct impact on the company’s results of operations, and the payment was classified as a financing activity on the consolidated statement of cash flows. Effective as of the date of the option exercise, 100% of SIGMA’s pre-tax income has been reflected in the company’s results of operations and, as a result, the company no longer reports noncontrolling interest related to SIGMA.

Gambro AB

In December 2012, Baxter entered into a definitive agreement to acquire Gambro AB (Gambro), a privately held dialysis product company based in Lund, Sweden. Gambro is a global medical technology company focused on developing, manufacturing and supplying dialysis products and therapies for patients with acute or chronic kidney disease. The transaction will provide Baxter with a broad and complementary dialysis product portfolio, while further advancing the company’s geographic footprint in the dialysis business. In addition, the company will augment its pipeline by adding Gambro’s next-generation monitors, dialyzers, devices and dialysis solutions. Under the terms of the agreement, Baxter will provide total consideration of approximately $4 billion for the acquisition, including pre-acquisition debt. The transaction is expected to close at the end of the second quarter of 2013, subject to regulatory approvals and other closing conditions.

NOTE 3

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

The following is a reconciliation of basic shares to diluted shares.

years ended December 31 (in millions)	2012	2011	2010

Basic shares	551	569	590
Effect of dilutive securities	5	4	4

Diluted shares	556	573	594

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to PSUs. The computation of diluted EPS excluded stock options to purchase 16 million, 19 million and 27 million shares in 2012, 2011 and 2010, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 10 for additional information regarding items impacting basic shares.

NOTE 4

ACQUISITIONS AND COLLABORATIONS

In 2012, 2011 and 2010, net cash outflows related to acquisitions and investments totaled $515 million, $590 million and $319 million, respectively. Net cash outflows primarily related to upfront payments to acquire certain businesses and execute collaboration agreements. Also included were net cash outflows related to the company’s investments, which are further described in Note 8.

The company recorded charges related to business development activities of $128 million in 2012, which principally related to R&D charges of $113 million associated with upfront payments made for the execution of collaboration agreements during the period, as discussed below. The company recorded business development charges of $34 million in 2010 principally related to an R&D charge of $30 million related to an upfront payment made for the execution of a collaboration agreement, as discussed below. There were no significant business development charges recognized in 2011.

As of December 31, 2012, the company’s consolidated balance sheet included contingent payment liabilities of $86 million related to acquisitions and investments. During 2012, the company recognized gains of $53 million and $38 million for the reduction of certain contingent payment liabilities related to the prior acquisitions of Prism and ApaTech, respectively. Refer to Note 8 for additional information.

Acquisitions

The following table summarizes the fair value of consideration transferred and the recognized amounts of the assets acquired and liabilities assumed as of the acquisition date for the company’s significant acquisitions in 2012, 2011 and 2010.

	2012	2011		2010
(in millions)	Synovis	Baxa	Prism	ApaTech

Consideration transferred
Cash, net of cash acquired	$304	$358	$170	$235
Contingent payments	—	—	67	70

Fair value of consideration transferred	$304	$358	$237	$305

Assets acquired and liabilities assumed
Other intangible assets	$115	$145	$229	$ 77
Other assets (liabilities), net	25	(24)	(64)	2
Goodwill	164	237	72	226

Total assets acquired and liabilities assumed	$304	$358	$237	$305

Pro forma financial information has not been included because the acquisitions, individually and in the aggregate, did not have a material impact on the company’s financial position or results of operations. The recent acquisitions of Synovis Life Technologies, Inc. (Synovis) and Baxa Corporation (Baxa) contributed 2 percentage points towards sales growth for the year ended December 31, 2012.

The company’s acquisitions have provided Baxter with complementary and expanded product portfolios in its BioScience and Medical Products businesses. Additional information regarding the above acquisitions has been provided below.

Synovis

In February 2012, the company acquired Synovis, a publicly-traded company which develops, manufactures and markets biological and mechanical products for soft tissue repair used in a variety of surgical procedures.

Goodwill of $164 million includes expected synergies and other benefits the company believes will result from the acquisition, including an expanded product portfolio and the impact of a larger sales force to support surgeons across a range of procedures. The goodwill is not deductible for tax purposes. Other intangible assets of $115 million relate to developed technology and are being amortized on a straight-line basis over an estimated average useful life of 12 years.

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

Goodwill of $237 million includes expected synergies and other benefits the company believes will result from the acquisition, including additional growth opportunities and an enhanced ability to treat all patient segments. The goodwill is not deductible for tax purposes. Other intangible assets of $145 million primarily relate to customer relationships and are being amortized on a straight-line basis over an estimated average useful life of 13 years. The results of operations, assets and liabilities of Baxa are included in the Medical Products segment, and the goodwill is also included in this reporting unit.

Prism

In May 2011, the company acquired privately-held Prism, a specialty pharmaceutical company whose products include NEXTERONE (amiodarone HCl), an antiarrhythmic agent used for ventricular tachyarrhythmias, or fast forms of irregular heartbeat.

Goodwill of $72 million includes expected synergies in manufacturing and formulation expertise and other benefits the company believes will result from the acquisition, including opportunities for revenue growth through existing sales channels. The goodwill is not deductible for tax purposes. Other intangible assets of $225 million, excluding IPR&D of $4 million, relate to developed technology and are being amortized on a straight-line basis over an estimated average useful life of 14 years. The results of operations, assets and liabilities of Prism are included in the Medical Products segment, and the goodwill is also included in this reporting unit.

The terms of the acquisition included contingent payments of up to $168 million associated with the achievement of specified sales milestones through 2017. The estimated fair value of the contingent payments at the acquisition date was $67 million, based on the probability of achieving the specified sales milestones, and was recorded in other long-term liabilities as part of the consideration transferred. As of December 31, 2012, the estimated fair value of the contingent payments was $17 million, with changes in the estimated fair value recognized in earnings. Refer to Note 8 for additional information regarding the Prism contingent payment liability.

ApaTech

In March 2010, Baxter acquired ApaTech, an orthobiologic products company based in the United Kingdom whose products include ACTIFUSE, a silicate substituted calcium phosphate synthetic bone graft material.

Goodwill of $226 million includes expected synergies and other benefits the company believes will result from the acquisition. The majority of the goodwill is not deductible for tax purposes. Other intangible assets of $77 million primarily relate to developed technology and are being amortized on a straight-line basis over an estimated average useful life of nine years. The results of operations and assets and liabilities of ApaTech are included in the BioScience segment, and the goodwill is also included in this reporting unit.

The terms of the acquisition included contingent payments of up to $90 million associated with the achievement of specified commercial milestones. The estimated fair value of the contingent payments at the acquisition date was $70 million, based on the probability of achieving the specified commercial milestones, and was recorded in other long-term liabilities as part of the consideration transferred. As of December 31, 2012, the estimated fair value of the contingent payments was $30 million, with changes in the estimated fair value recognized in earnings. Refer to Note 8 for additional information regarding the ApaTech contingent payment liability.

Collaborations

Onconova Therapeutics, Inc.

In September 2012, Baxter executed a licensing agreement with Onconova Therapeutics, Inc. (Onconova) for rigosertib, a novel targeted anti-cancer compound for the treatment of a group of rare hematologic malignancies called Myelodysplastic Syndromes, which is currently in a Phase III study, and pancreatic cancer, which is in a Phase II/III study. The agreement provides Baxter with commercialization rights for the compound in Europe for those indications. In the third quarter of 2012, Baxter recognized an R&D charge of $50 million related to an upfront cash payment associated with the execution of the agreement. Baxter may make additional payments of up to $515 million related to the achievement of pre-commercial development and regulatory milestones, in addition to future sales milestones and royalties.

In July 2012, Baxter acquired approximately 3 million shares of Onconova preferred stock for $50 million. Refer to Note 8 for additional information regarding this investment.

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

Momenta Pharmaceuticals, Inc.

In 2011, the company announced a global collaboration with Momenta Pharmaceuticals, Inc. (Momenta) to develop and commercialize follow-on biologic products, also known as biosimilars. Biosimilars replicate existing, branded biologics used in the treatment of a variety of diseases, including cancer, autoimmune disorders and other chronic conditions. In February 2012, Baxter made an upfront cash payment of $33 million to Momenta for the development of up to six biosimilars, which was recognized as an R&D charge. As of December 31, 2012, Baxter has named three products and, as a result, may make additional payments of up to approximately $200 million over the next several years related to option exercises and the achievement of technical, development and regulatory milestones for these products. Baxter may be responsible for additional future payments contingent upon the company’s exercise of the remaining product options. The arrangement also includes specified funding by Baxter, as well as other responsibilities, relating to development and commercialization activities.

Archemix

In December 2010, Baxter acquired all of the hemophilia-related assets of Archemix Corp. (Archemix), a privately-held biopharmaceutical company, and entered into an exclusive license agreement for certain related intellectual property assets. The upfront payment associated with the transaction of $30 million was recognized as an R&D charge in 2010 as the technology had not received regulatory approval and had no alternative future use. In February 2012, Baxter discontinued the Phase I clinical trial in the United Kingdom related to the lead product associated with the arrangement, BAX 499, a synthetic subcutaneously-administered hemophilia therapy. The agreement was terminated during 2012 and Baxter will not be required to make additional contingent payments in the future.

NOTE 5

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a summary of the activity in goodwill by segment.

(in millions)	BioScience	Medical Products	Total

December 31, 2010	$809	$1,206	$2,015
Additions	1	328	329
Currency translation and other adjustments	(4)	(23)	(27)

December 31, 2011	806	1,511	2,317
Additions	161	21	182
Currency translation and other adjustments	8	(5)	3

December 31, 2012	$975	$1,527	$2,502

Goodwill additions in 2012 principally related to the acquisition of Synovis and an additional $19 million from the 2012 acquisition of Laboratoire Fasonut (Fasonut), a privately-held French pharmaceutical company specializing in parenteral nutrition compounding for hospitals, in which Baxter had previously held a 20% equity interest. Goodwill additions in 2011 principally related to the acquisitions of Baxa and Prism, in addition to the exercise of a $25 million option related to the company’s collaboration agreement for the development of a home HD machine with HHD, LLC (HHD), DEKA Products Limited Partnership and DEKA Research and Development Corp. (collectively, DEKA). Synovis is included in the BioScience segment and Fasonut, Baxa, Prism and HHD are included in the Medical Products segment. See Note 4 for further information regarding Synovis, Baxa, and Prism.

As of December 31, 2012, there were no accumulated goodwill impairment losses.

Other Intangible Assets, Net

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. The company also has intangible assets not subject to amortization, which include a trademark with an indefinite life and certain acquired IPR&D associated with products that have not yet received regulatory approval.

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total

December 31, 2012
Gross other intangible assets	$1,192	$ 280	$22	$1,494
Accumulated amortization	(578)	(102)	—	(680)

Other intangible assets, net	$ 614	$ 178	$22	$ 814

December 31, 2011
Gross other intangible assets	$1,100	$ 276	$35	$1,411
Accumulated amortization	(504)	(81)	—	(585)

Other intangible assets, net	$ 596	$ 195	$35	$ 826

The amortization expense for these intangible assets was $101 million in 2012, $81 million in 2011 and $79 million in 2010. The anticipated annual amortization expense for intangible assets recorded as of December 31, 2012 is $99 million in 2013, $96 million in 2014, $95 million in 2015, $91 million in 2016 and $73 million in 2017.

The increase in gross other intangible assets is primarily related to the acquisition of Synovis. Refer to Note 4 for further information regarding the Synovis acquisition.

NOTE 6

INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion Pump Charges

In July 2005, the company stopped shipment of COLLEAGUE infusion pumps in the United States. Following a number of Class I recalls relating to the performance of the pumps, as well as the seizure litigation described in Note 13, on July 13, 2010, the U.S. Food and Drug Administration (FDA) issued a final order requiring the company to recall its approximately 200,000 COLLEAGUE infusion pumps from the U.S. market. Pursuant to the terms of the order, Baxter offered replacement infusion pumps or monetary consideration to owners of COLLEAGUE pumps, and the recall was closed by FDA in November 2012.

In 2010, following FDA’s issuance of its initial order dated April 30, 2010, the company recorded a charge of $588 million in connection with this recall and other actions the company is undertaking outside of the United States. Of the total charge, $213 million was recorded as a reduction of net sales and $375 million was recorded in cost of sales. The amount recorded in net sales principally related to estimated cash payments to customers. Prior to the charge recorded in 2010, from 2005 through 2009, the company recorded charges and other costs totaling $337 million related to its COLLEAGUE and SYNDEO infusion pumps. In aggregate, the total charges incurred from 2005 through 2011 included $716 million of cash costs and $209 million principally related to asset impairments. The asset impairments related to inventory, lease receivables and other assets relating to the recalled pumps. The reserve for cash costs principally included an estimate of cash refunds or replacement infusion pumps that were offered to owners in exchange for their COLLEAGUE infusion pumps. Cash costs also included costs associated with the execution of the remediation and recall programs and customer accommodations.

During the second quarter of 2012, the company recorded an adjustment of $37 million in cost of sales to reduce the COLLEAGUE infusion pump reserves as the company substantially completed its recall activities in the United States. The company also further refined the original expectations for cash and non-cash activities related to the recall and recorded a $63 million adjustment to increase reserves for cash costs with a corresponding decrease to non-cash reserves, which had no impact on the results of operations. The net impact of these adjustments was an increase in cash reserves of $26 million during 2012.

The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through December 31, 2012.

(in millions)

Charges and adjustments in 2005 through 2009	$270
Utilization in 2005 through 2009	(171)

Reserves at December 31, 2009	99
Charge	446
Utilization	(32)

Reserves at December 31, 2010	513
Utilization	(237)

Reserves at December 31, 2011	276
Utilization	(175)
Other	26

Reserves at December 31, 2012	$127

The reserve for remediation activities in the United States has been substantially utilized, with remaining reserves related to remediation activities outside of the United States continuing to be utilized beyond 2012. The company believes that the remaining infusion pump reserves are adequate. However, additional adjustments may be recorded in the future as the programs are completed.

It is possible that substantial additional cash and non-cash charges may be required in future periods based on new information, changes in estimates, and actions the company may be required to undertake in markets outside the United States. While the company continues to work to resolve the issues, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, or that sales of other products may not be adversely affected.

Business Optimization Charges

In 2012, 2011 and 2010, the company recorded charges of $150 million, $192 million and $257 million, respectively, primarily related to costs associated with optimizing its overall cost structure on a global basis, as the company streamlines its international operations, rationalizes its manufacturing facilities, enhances its general and administrative infrastructure and, in 2012, re-aligns certain R&D activities. The charges included severance costs, as well as asset impairments and contract terminations associated with discontinued products and projects, the terminations of which do not have a material impact on the company’s future results of operations.

Included in the 2012, 2011 and 2010 charges were cash costs of $98 million, $156 million and $184 million, respectively, principally pertaining to severance and other employee-related costs in Europe and the United States. Also included in total charges were asset impairments relating to fixed assets, inventory and other assets associated with discontinued products and projects. These other costs totaled $52 million, $36 million and $73 million in 2012, 2011 and 2010, respectively.

Of the total 2012 charge, $62 million was recorded in cost of sales, $60 million was recorded in marketing and administrative expenses, and $28 million was recorded in research and development expenses. Of the total 2011 charge, $95 million was recorded in cost of sales and $97 million was recorded in marketing and administrative expenses. Of the total 2010 charge, $132 million was recorded in cost of sales and $125 million was recorded in marketing and administrative expenses. The charges were recorded at the corporate level and were not allocated to a segment.

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)

Reserve at December 31, 2009	$64
2010 Charge	184
Utilization in 2010	(68)

Reserve at December 31, 2010	180
2011 Charge	156
Utilization in 2011	(110)
CTA	(1)

Reserve at December 31, 2011	225
2012 Charge	98
Utilization in 2012	(99)
CTA	(4)

Reserve at December 31, 2012	$220

The reserves are expected to be substantially utilized by the end of 2014. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

NOTE 7

DEBT, CREDIT FACILITIES AND LEASE COMMITMENTS

Debt Outstanding

At December 31, 2012 and 2011, the company had the following debt outstanding.

as of December 31 (in millions)		2012	2011

Commercial paper		$—	$250
Other short-term debt		27	6

Short-term debt		$27	$256

as of December 31 (in millions)	Effective interest rate in 2012[1]	2012[2]	2011[2]

Variable-rate loan due 2012	—	$—	$180
1.8% notes due 2013	2.0%	301	305
4.0% notes due 2014	4.2%	358	365
Variable-rate loan due 2015	0.9%	243	257
4.625% notes due 2015	4.8%	646	667
5.9% notes due 2016	6.0%	631	639
1.85% notes due 2017	2.0%	500	499
Variable-rate loan due 2017	0.6%	170	—
5.375% notes due 2018	5.5%	499	499
4.5% notes due 2019	4.6%	566	556
4.25% notes due 2020	4.4%	299	299
2.40% notes due 2022	2.3%	697	—
6.625% debentures due 2028	6.7%	133	134
6.25% notes due 2037	6.3%	499	499
3.65% notes due 2042	3.4%	298	—
Other	—	63	40

Total debt and capital lease obligations		5,903	4,939
Current portion		(323)	(190)

Long-term portion		$5,580	$4,749

[1]	Excludes the effect of any related interest rate swaps.
[2]	Book values include any discounts, premiums and adjustments related to hedging instruments.

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

The net proceeds of the August 2012 debt issuance were used for general corporate purposes, which included capital expenditures associated with previously announced plans to expand capacity to support longer-term growth of the company’s plasma-based treatments. The net proceeds of the debt issuances from prior years were used for general corporate purposes, which in some cases included the refinancing of indebtedness. The debt instruments are unsecured and include certain covenants, including restrictions relating to the company’s creation of secured debt.

Commercial Paper

The company did not have any commercial paper outstanding at December 31, 2012. The company had commercial paper of $250 million outstanding at December 31, 2011, with a weighted-average interest rate of 0.24%.

Credit Facilities

The company had $3.3 billion of cash and equivalents at December 31, 2012, and $2.9 billion of cash and equivalents at December 31, 2011. The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in June 2015. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $389 million at December 31, 2012. In 2012, the company amended the agreement related to this facility to extend the maturity date to October 2013. As of December 31, 2012 and 2011, there were no outstanding borrowings under either of these facilities. The company’s facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At December 31, 2012, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

The company also maintains other credit arrangements, which totaled $332 million at December 31, 2012 and $232 million at December 31, 2011. Borrowings outstanding under these facilities totaled $27 million at December 31, 2012 and $6 million at December 31, 2011.

In January 2013, Baxter entered into an agreement related to a 364-day bridge loan facility with a maximum capacity of $3.1 billion in support of the planned acquisition of Gambro. The terms of the bridge loan facility are substantially similar to the terms of the company’s primary revolving credit facility. The company intends to finance the transaction with off-shore cash and the issuance of at least $3.0 billion of term debt. The company does not anticipate utilizing the bridge loan facility.

Leases

The company leases certain facilities and equipment under capital and operating leases expiring at various dates. The leases generally provide for the company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Most of the operating leases contain renewal options. Operating lease rent expense was $202 million in 2012, $203 million in 2011 and $184 million in 2010.

Future Minimum Lease Payments and Debt Maturities

as of and for the years ended December 31 (in millions)	Operating leases	Debt maturities and capital leases
2013	$181	$ 323
2014	148	360
2015	126	845
2016	110	603
2017	100	673
Thereafter	151	2,953

Total obligations and commitments	816	5,757
Interest on capital leases, discounts and premiums, and adjustments relating to hedging instruments	n/a	146

Total debt and lease obligations	$816	$5,903

NOTE 8

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

The following is a summary of the activity relating to the securitization arrangement.

as of and for the years ended December 31 (in millions)	2012	2011	2010

Sold receivables at beginning of year	$160	$157	$147
Proceeds from sales of receivables	630	615	557
Cash collections (remitted to the owners of the receivables)	(624)	(622)	(555)
Effect of currency exchange rate changes	(9)	10	8

Sold receivables at end of year	$157	$160	$157

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of December 31, 2012, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $385 million (of which $66 million related to Greece). The company’s net accounts receivable from the public sector for the countries identified above decreased by $139 million during 2012 primarily as a result of the collection of past due receivables in Spain. Refer to the discussion below for information regarding the Greek government bonds previously held by the company.

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

The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, Japanese Yen, British Pound, Australian Dollar, Canadian Dollar, Brazilian Real, Colombian Peso and Swedish Krona. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from foreign exchange. Financial market and currency volatility may limit the company’s ability to cost-effectively hedge these exposures.

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

The notional amounts of foreign exchange contracts were $1.5 billion as of both December 31, 2012 and 2011. In 2010, in conjunction with the maturity of $500 million of U.S. Dollar-denominated debt held by a foreign subsidiary, the company terminated cross-currency swaps that had been used to hedge this debt. The cash outflow resulting from this termination was $45 million, which was reported in the financing section of the consolidated statements of cash flows. The notional amounts of interest rate contracts designated as cash flow hedges outstanding as of December 31, 2012 and 2011 were $250 million and $200 million, respectively. In 2010, in conjunction with the 2010 debt issuance disclosed in Note 7, interest rate contracts hedging the issuance of this debt were terminated, resulting in a gain of $18 million that is being amortized to net interest expense over the life of the related debt. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2012 is 12 months.

Fair Value Hedges

The company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These instruments hedge the company’s earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.

The total notional amount of interest rate contracts designated as fair value hedges was $500 million and $675 million as of December 31, 2012 and 2011, respectively.

Dedesignations

The company terminated $175 million and $1.7 billion of interest rate contracts in 2012 and 2011, respectively, which had been designated as fair value hedges. The terminations resulted in net gains of $21 million and $121 million in 2012 and 2011, respectively, that were deferred and are being amortized as a reduction of net interest expense over the remaining terms of the underlying debt.

There were no hedge dedesignations in 2012, 2011 or 2010 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

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

The total notional amount of undesignated derivative instruments was $3.2 billion and $346 million as of December 31, 2012 and 2011, respectively. In December 2012, the company entered into option contracts with a total notional amount of $2.8 billion to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Gambro discussed in Note 2. These contracts are not formally designated as hedges and mature in June 2013.

Gains and Losses on Derivative Instruments

The following tables summarize the gains and losses on the company’s derivative instruments for the years ended December 31, 2012 and 2011.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2012	2011		2012	2011

Cash flow hedges
Interest rate contracts	$(10)	$(11)	Net interest expense	$ —	$ —
Foreign exchange contracts	(3)	(1)	Net sales	(3)	(2)
Foreign exchange contracts	—	(14)	Cost of sales	3	(34)

Total	$(13)	$(26)		$ —	$(36)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2012	2011

Fair value hedges
Interest rate contracts	Net interest expense	$11	$62

Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$ (7)	$ (6)

For the company’s fair value hedges, equal and offsetting losses of $11 million and $62 million were recognized in net interest expense in 2012 and 2011, respectively, as adjustments to the underlying hedged items, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the year ended December 31, 2012 was not material.

The following table summarizes net-of-tax activity in AOCI, a component of shareholders’ equity, related to the company’s cash flow hedges.

as of and for the years ended December 31 (in millions)	2012	2011	2010

Accumulated other comprehensive income (loss) balance at beginning of year	$ 2	$ (3)	$ 3
(Loss) gain in fair value of derivatives during the year	(7)	(31)	45
Amount reclassified to earnings during the year	—	36	(51)

Accumulated other comprehensive (loss) income balance at end of year	$ (5)	$ 2	$ (3)

As of December 31, 2012, $1 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair value amounts of derivative instruments reported in the consolidated balance sheet as of December 31, 2012.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$67	Accounts payable and accrued liabilities	$21
Foreign exchange contracts	Prepaid expenses and other	28	Accounts payable and accrued liabilities	5

Total derivative instruments designated as hedges		$95		$26

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$47	Accounts payable and accrued liabilities	$11

Total derivative instruments		$142		$37

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

		Basis of fair value measurement
(in millions)	Balance at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Foreign currency hedges	$ 75	$—	$ 75	$—
Interest rate hedges	67	—	67	—
Available-for-sale securities
Equity securities	15	15	—	—
Preferred stock	51	—	—	51
Foreign government debt securities	16	—	16	—

Total assets	$224	$15	$158	$51

Liabilities
Foreign currency hedges	$ 16	$—	$ 16	$—
Interest rate hedges	21	—	21	—
Contingent payments related to acquisitions and investments	86	—	—	86

Total liabilities	$123	$—	$ 37	$86

		Basis of fair value measurement
(in millions)	Balance at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Foreign currency hedges	$ 55	$—	$ 55	$ —
Interest rate hedges	77	—	77	—
Available-for-sale securities
Equity securities	21	21	—	—

Total assets	$153	$21	$132	$ —

Liabilities
Foreign currency hedges	$ 4	$—	$ 4	$ —
Interest rate hedges	11	—	11	—
Contingent payments related to acquisitions and investments	234	—	—	234

Total liabilities	$249	$—	$ 15	$234

As of December 31, 2012, cash and equivalents of $3.3 billion included money market funds of approximately $1.0 billion, which would be considered Level 2 in the fair value hierarchy.

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The majority of the derivatives entered into by the company are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs are considered observable and vary depending on the type of derivative, and include contractual terms, interest rate yield curves, foreign exchange rates and volatility. The fair values of foreign government debt securities are obtained from pricing services or broker/dealers who use proprietary pricing applications, which include observable market information for like or same securities. The preferred stock is valued based upon recent transactions, as well as the financial information of the investee. The contingent payments are valued using a discounted cash flow technique that reflects management’s expectations about probability of payment, which can range from 0 to 100 percent. Significant increases or decreases in the probability of payment would result in an increase or decrease, respectively, in the fair value. The weighted-average probability used as of December 31, 2012 was approximately 60%.

At December 31, 2012, the company held available-for-sale equity securities that had an amortized cost basis and fair value of $13 million and $15 million, respectively, with $2 million of cumulative unrealized gains. At December 31, 2011, the amortized cost basis and fair value of the available-for-sale equity securities was $14 million and $21 million, respectively, with $7 million in cumulative unrealized gains.

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

In February 2012, as a result of the company’s acquisition of Synovis, the company acquired marketable securities, which included municipal securities, corporate bonds, and U.S. government agency issues, which had been classified as available-for-sale, with primarily all of these securities maturing within one year. The company received proceeds of $45 million from the sale and maturity of all of these securities in 2012.

As of December 31, 2012, the cumulative unrealized gains for the company’s available-for-sale debt securities were less than $1 million.

Refer to Note 11 for fair value disclosures related to the company’s pension plans.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and investments and preferred stock.

(in millions)	Contingent payments	Preferred stock

Fair value as of December 31, 2010	$ 125	$—
Additions, net of payments of $13	102	—
Loss recognized in earnings	7	—

Fair value as of December 31, 2011	234	—
Purchases	—	50
Payments	(40)	—
Gains recognized in earnings	(108)	—
CTA	—	1

Fair value as of December 31, 2012	$ 86	$51

The company’s payments in 2012 principally related to milestones associated with the SIGMA agreement. As discussed in Note 4, the gains recognized in earnings in 2012 included $53 million and $38 million related to the reduction of the contingent payment liabilities for certain milestones associated with the 2011 acquisition of Prism and the 2010 acquisition of ApaTech, respectively. These gains were reported in other (income) expense, net. The contingent liabilities were reduced based on updated information indicating that the probability of achieving certain milestones was lower than previously expected.

The loss recognized in earnings in 2011 related to liabilities held at December 31, 2011 and was reported in cost of sales and R&D expenses. The additions during 2011 principally related to the fair value of contingent payments associated with the company’s acquisition of Prism and the arrangement with Ceremed, Inc. (Ceremed) related to Ceremed’s OSTENE brand bone hemostasis product line, as well as its AOC PolymerBlend technology, which is used in manufacturing Baxter’s ACTIFUSE product, a silicate substituted calcium phosphate synthetic bone graft material. Refer to Note 4 for more information regarding the Prism acquisition.

As discussed further in Note 6, the company recorded asset impairment charges related to its COLLEAGUE and SYNDEO infusion pumps and business optimization initiatives in 2012, 2011, and 2010. As these assets had no alternative use and no salvage value, the fair values, measured using significant unobservable inputs (Level 3), were assessed to be zero.

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

	Book values		Approximate fair values
as of December 31 (in millions)	2012	2011	2012	2011

Assets
Long-term insurance receivables	$2	$15	$2	$15
Investments	46	85	49	94
Liabilities
Short-term debt	27	256	27	256
Current maturities of long-term debt and lease obligations	323	190	324	190
Long-term debt and lease obligations	5,580	4,749	6,201	5,312
Long-term litigation liabilities	32	63	31	62

The following table summarizes the bases used to measure the approximate fair value of the financial instruments as of December 31, 2012.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Long-term insurance receivables	$ 2	$—	$ 2	$—
Investments	49	—	19	30

Total assets	$ 51	$—	$ 21	$30

Liabilities
Short-term debt	$ 27	$—	$ 27	$—
Current maturities of long-term debt and lease obligations	324	—	324	—
Long-term debt and lease obligations	6,201	—	6,201	—
Long-term litigation liabilities	31	—	31	—

Total liabilities	$6,583	$—	$6,583	$—

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

Investments in 2012 principally included certain cost method investments and held-to-maturity debt securities. The decrease in investments in 2012 primarily related to the first quarter 2012 restructuring of the company’s Greek government bonds and subsequent classification as available-for-sale, as discussed above, and the sale of the company’s common stock investment in Enobia Pharma Corporation (Enobia), which the company originally purchased in 2011. An $18 million investment was made in 2011 in the common stock of Enobia, a privately-held company that develops therapies to treat serious genetic bone disorders for which there are no approved treatments, which had been classified as a cost method investment. In determining the fair value of cost method investments, the company had taken into consideration recent transactions, as well as the financial information of the investee.

Investments in 2011 principally included held-to-maturity debt securities, as well as certain cost method investments. In 2011, certain past due receivables with the Greek government were converted into non-interest bearing bonds with maturities of one to three years. In December 2011, the company collected $17 million upon the maturity of the first tranche of the bonds, which is reported in the investing section of the consolidated statement of cash flows. However, as a result of continued economic uncertainty and ongoing Greek government negotiations regarding the settlement terms for outstanding bonds, the company recorded an impairment charge of $41 million in the fourth quarter of 2011 to reduce the remaining Greek government bonds to estimated fair value, which is reported in other (income) expense, net. The estimated fair value of these bonds was calculated using a discounted cash flow model that incorporated observable inputs, including interest rate yields. As of December 31, 2011, these bonds had both a book value and fair value of $21 million.

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

NOTE 9

COMMITMENTS AND CONTINGENCIES

Joint Development and Commercialization Arrangements

As discussed in Note 1, the company has entered into certain collaborative arrangements which include contingent milestone payments. At December 31, 2012, the company’s unfunded contingent milestone payments associated with all of its arrangements totaled $1.5 billion. This total excludes any contingent royalties. Based on the company’s projections, any contingent payments made in the future will be more than offset over time by the estimated net future cash flows relating to the rights acquired for those payments. The majority of the contingent payments relate to arrangements in the BioScience segment and principally relate to the business development arrangements described in Note 4.

Other Commitment

In connection with the company’s initiative to invest in early-stage products and therapies, the company has an unfunded commitment of $37 million as a limited partner in an investment company as of December 31, 2012.

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

Legal Contingencies

Refer to Note 13 for a discussion of the company’s legal contingencies.

NOTE 10

SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The company’s stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs) and purchases under the company’s employee stock purchase plan. Shares issued relating to the company’s stock-based plans are generally issued out of treasury stock.

In 2011, shareholders approved the Baxter International Inc. 2011 Incentive Plan which provides for 40 million additional shares of common stock available for issuance with respect to awards for participants. As of December 31, 2012, approximately 50 million authorized shares are available for future awards under the company’s stock-based compensation plans.

Stock Compensation Expense

Stock compensation expense recognized in the consolidated statements of income was $130 million, $119 million and $120 million in 2012, 2011 and 2010, respectively. The related tax benefit recognized was $40 million in 2012 and $36 million in both 2011 and 2010.

Stock compensation expense is recorded at the corporate level and is not allocated to a segment. Over 70% of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of sales and R&D expenses. Costs capitalized in the consolidated balance sheets at December 31, 2012 and 2011 were not significant.

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

years ended December 31	2012	2011	2010

Expected volatility	25%	25%	22%
Expected life (in years)	5.5	5.0	4.5
Risk-free interest rate	1.0%	2.2%	2.0%
Dividend yield	2.3%	2.3%	2.0%
Fair value per stock option	$10	$10	$10

Effective with the March 2012 annual stock compensation grants, the company’s expected volatility assumption is based on a weighted-average of the historical volatility of Baxter’s stock and the implied volatility from traded options on Baxter’s stock, with historical volatility more heavily weighted. Prior to the March 2012 grants, the expected volatility assumption was based on an equal weighting of the historical and implied volatilities. The expected life assumption is primarily based on the vesting terms of the stock option, historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield reflects historical experience as well as future expectations over the expected life of the option.

The following table summarizes stock option activity for the year ended December 31, 2012 and stock option information at December 31, 2012.

(options and aggregate intrinsic values in thousands)	Options	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at January 1, 2012	36,484	$50.54
Granted	6,236	57.48
Exercised	(9,414)	47.24
Forfeited	(844)	56.39
Expired	(407)	57.47

Outstanding at December 31, 2012	32,055	$52.62	6.2	$450,331

Vested or expected to vest as of December 31, 2012	31,366	$52.53	6.1	$443,454

Exercisable at December 31, 2012	20,685	$50.42	4.9	$336,108

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last trading day of the year. The total intrinsic value of options exercised was $129 million, $102 million and $110 million in 2012, 2011 and 2010, respectively.

As of December 31, 2012, $53 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.8 years.

RSUs

RSUs are granted to employees and non-employee directors. RSUs granted to employees generally vest in one-third increments over a three-year period. RSUs granted to non-employee directors generally cliff-vest one year from the grant date. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period. The fair value of RSUs is determined based on the number of shares granted and the quoted price of the company’s common stock on the date of grant.

The following table summarizes nonvested RSU activity for the year ended December 31, 2012.

(share units in thousands)	Share units	Weighted-average grant-date fair value

Nonvested RSUs at January 1, 2012	1,310	$53.35
Granted	1,185	57.03
Vested	(348)	53.62
Forfeited	(168)	55.07

Nonvested RSUs at December 31, 2012	1,979	$55.36

As of December 31, 2012, $60 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 2.3 years. The weighted-average grant-date fair value of RSUs in 2012, 2011 and 2010 was $57.03, $53.87 and $47.06, respectively. The fair value of RSUs vested in 2012, 2011 and 2010 was $21 million, $7 million and $9 million, respectively.

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

years ended December 31	2012	2011	2010

Baxter volatility	24%	28%	26%
Peer group volatility	14%-50%	19%-55%	20%-59%
Correlation of returns	0.26-0.54	0.29-0.61	0.29-0.63
Risk-free interest rate	0.4%	1.2%	1.3%
Fair value per PSU	$72	$62	$63

The company granted approximately 415,000, 436,000 and 590,000 PSUs in 2012, 2011 and 2010, respectively. Unrecognized compensation cost related to all unvested PSUs of $22 million at December 31, 2012 is expected to be recognized as expense over a weighted-average period of 1.7 years.

The following table summarizes nonvested PSU activity for the year ended December 31, 2012.

(share units in thousands)	Share units	Weighted-average grant-date fair value

Nonvested PSUs at January 1, 2012	874	$62.28
Granted	415	71.51
Vested	(444)	62.81
Forfeited	(41)	64.68

Nonvested PSUs at December 31, 2012	804	$66.63

Employee Stock Purchase Plan

Nearly all employees are eligible to participate in the company’s employee stock purchase plan. The employee purchase price is 85% of the closing market price on the purchase date.

In 2011, shareholders approved the Baxter International Inc. Employee Stock Purchase Plan which reflected the merger of the previous plans for U.S. and international employees. This employee stock purchase plan provides for 10 million shares of common stock available for issuance to eligible participants.

During 2012, 2011 and 2010, the company issued approximately 0.9 million, 0.9 million and 1.0 million shares, respectively, under the prior and current employee stock purchase plans. The number of shares under subscription at December 31, 2012 totaled approximately 0.6 million.

Realized Excess Income Tax Benefits and the Impact on the Statement of Cash Flows

Realized excess tax benefits associated with stock compensation are presented in the consolidated statement of cash flows as an outflow within the operating section and an inflow within the financing section. Realized excess tax benefits from stock-based compensation were $24 million, $21 million and $41 million in 2012, 2011 and 2010, respectively.

Cash Dividends

Total cash dividends declared per common share for 2012, 2011, and 2010 were $1.570, $1.265, and $1.180, respectively. In November 2012, the board of directors declared a quarterly dividend of $0.45 per share ($1.80 per share on an annualized basis), which was paid on January 3, 2013 to shareholders of record as of December 7, 2012.

In July 2012, the board of directors declared a quarterly dividend of $0.45 per share ($1.80 per share on an annualized basis), which represented an increase of 34% over the previous quarterly rate. In November 2011, the board of directors declared a quarterly dividend of $0.335 per share ($1.34 per share on an annualized basis), which represented an increase of 8% over the previous quarterly rate.

Stock Repurchase Programs

As authorized by the board of directors, the company repurchases its stock depending on the company’s cash flows, net debt level and market conditions. The company repurchased 25 million shares for $1.5 billion in 2012, 30 million shares for $1.6 billion in 2011, and 30 million shares for $1.5 billion in 2010. In December 2010, the board of directors authorized the repurchase of up to $2.5 billion of the company’s common stock, which was fully utilized as of December 31, 2012. In July 2012, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock and $1.9 billion remained available as of December 31, 2012.

Accumulated Other Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. The net-of-tax components of AOCI, a component of shareholders’ equity, were as follows.

as of December 31 (in millions)	2012	2011	2010

CTA	$(1,227)	$(1,129)	$(934)
Pension and other employee benefits	(1,619)	(1,508)	(1,245)
Hedging activities	(5)	2	(3)
Other	41	44	43

Accumulated other comprehensive loss	$(2,810)	$(2,591)	$(2,139)

NOTE 11

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

On August 31, 2012, Baxter announced an offer to terminated-vested participants in the U.S. pension plan (approximately 16,000 participants) to pay a lump-sum payment which would fully settle the company’s pension plan obligation to these participants. The company offered the one-time voluntary lump-sum payment in an effort to reduce its long-term pension obligations and ongoing annual pension expense. The final acceptance rate by participants was approximately 50 percent, which resulted in a final payout of $377 million from plan assets in December 2012. The company recorded a non-cash settlement charge of $164 million in the fourth quarter of 2012 to immediately expense the unrealized actuarial losses related to the obligations that were settled, which were previously deferred in AOCI. The settlement charge was recognized in marketing and administrative expenses since the terminated-vested participants subject to the settlement were no longer contributing to the activities of the company.

Reconciliation of Pension and Other Postemployment Benefits (OPEB) Plan Obligations, Assets and Funded Status

The benefit plan information in the table below pertains to all of the company’s pension and OPEB plans, both in the United States and in other countries.

	Pension benefits		OPEB
as of and for the years ended December 31 (in millions)	2012	2011	2012	2011

Benefit obligations
Beginning of period	$4,944	$4,438	$618	$532
Service cost	110	112	7	6
Interest cost	235	237	29	28
Participant contributions	9	9	14	13
Actuarial loss	652	333	18	71
Benefit payments	(196)	(178)	(36)	(32)
Settlements	(387)	—	—	—
Foreign exchange and other	(3)	(7)	—	—

End of period	5,364	4,944	650	618

Fair value of plan assets
Beginning of period	3,673	3,479	—	—
Actual return on plan assets	464	120	—	—
Employer contributions	78	251	22	19
Participant contributions	9	9	14	13
Benefit payments	(196)	(178)	(36)	(32)
Settlements	(387)	—	—	—
Foreign exchange and other	1	(8)	—	—

End of period	3,642	3,673	—	—

Funded status at December 31	$(1,722)	$(1,271)	$(650)	$(618)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$38	$25	$—	$—
Current liability	(19)	(19)	(25)	(28)
Noncurrent liability	(1,741)	(1,277)	(625)	(590)

Net liability recognized at December 31	$(1,722)	$(1,271)	$(650)	$(618)

Accumulated Benefit Obligation Information

The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of the company’s pension plans was $4.95 billion and $4.60 billion at the 2012 and 2011 measurement dates, respectively.

The information in the funded status table above represents the totals for all of the company’s pension plans. The following is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

as of December 31 (in millions)	2012	2011

ABO	$4,816	$4,392
Fair value of plan assets	3,452	3,393

The following is information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets, and are therefore also included in the table directly above).

as of December 31 (in millions)	2012	2011

PBO	$5,211	$4,783
Fair value of plan assets	3,452	3,487

Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(in millions)	Pension benefits	OPEB

2013	$197	$25
2014	209	27
2015	219	28
2016	231	30
2017	248	32
2018 through 2022	1,434	176

Total expected net benefit payments for next 10 years	$2,538	$318

The expected net benefit payments above reflect the company’s share of the total net benefits expected to be paid from the plans’ assets (for funded plans) or from the company’s assets (for unfunded plans). The total expected OPEB benefit payments for the next ten years are net of approximately $48 million of expected federal subsidies relating to the Medicare Prescription Drug, Improvement and Modernization Act, including $3 million, $4 million, $4 million, $4 million and $5 million in each of the years 2013, 2014, 2015, 2016 and 2017, respectively.

Amounts Recognized in AOCI

The pension and OPEB plans’ gains or losses, prior service costs or credits, and transition assets or obligations not yet recognized in net periodic benefit cost are recognized on a net-of-tax basis in AOCI and will be amortized from AOCI to net periodic benefit cost in the future.

The following is a summary of the pre-tax losses included in AOCI at December 31, 2012 and December 31, 2011.

(in millions)	Pension benefits	OPEB

Actuarial loss	$2,247	$163
Prior service cost (credit) and transition obligation	1	(1)

Total pre-tax loss recognized in AOCI at December 31, 2012	$2,248	$162

Actuarial loss	$2,146	$153
Prior service cost (credit) and transition obligation	2	(3)

Total pre-tax loss recognized in AOCI at December 31, 2011	$2,148	$150

Refer to Note 10 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

years ended December 31 (in millions)	2012	2011	2010

Charge arising during the year, net of tax benefit of ($143) in 2012, ($214) in 2011 and ($74) in 2010	$(353)	$(375)	$(135)
Settlement charge, net of tax expense of $65 in 2012	103	—	—
Amortization of loss to earnings, net of tax expense of $77 in 2012, $63 in 2011 and $42 in 2010	139	112	78

Pension and other employee benefits charge	$(111)	$(263)	$(57)

Due to the settlement of certain of the company’s pension obligations in 2012, $168 million ($103 million on an after-tax basis) of prior unrecognized actuarial losses have been recognized from AOCI into the company’s earnings. The impact of the settlement on AOCI was more than offset by current year actuarial losses. Activity relating to prior service costs and credits and transition obligations was insignificant.

Amounts Expected to be Amortized From AOCI to Net Periodic Benefit Cost in 2013

With respect to the AOCI balance at December 31, 2012, the following is a summary of the pre-tax amounts expected to be amortized to net periodic benefit cost in 2013.

(in millions)	Pension benefits	OPEB

Actuarial loss	$244	$10
Prior service cost (credit) and transition obligation	1	(1)

Total pre-tax amount expected to be amortized from AOCI to net pension and OPEB cost in 2013	$245	$9

Net Periodic Benefit Cost

years ended December 31 (in millions)	2012	2011	2010

Pension benefits
Service cost	$110	$112	$99
Interest cost	235	237	228
Expected return on plan assets	(288)	(303)	(282)
Amortization of net losses and other deferred amounts	209	177	125
Settlement losses	168	—	—

Net periodic pension benefit cost	$434	$223	$170

OPEB
Service cost	$7	$6	$6
Interest cost	29	28	30
Amortization of net loss and prior service credit	7	(2)	(5)

Net periodic OPEB cost	$43	$32	$31

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	Pension benefits		OPEB
	2012	2011	2012	2011

Discount rate
U.S. and Puerto Rico plans	3.95%	4.80%	4.00%	4.75%
International plans	3.19%	4.48%	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	4.50%	4.50%	n/a	n/a
International plans	3.51%	3.54%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	6.50%	7.00%
Rate decreased to	n/a	n/a	5.00%	5.00%
by the year ended	n/a	n/a	2019	2016

The assumptions above, which were used in calculating the December 31, 2012 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2013.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	Pension benefits			OPEB
	2012	2011	2010	2012	2011	2010

Discount rate
U.S. and Puerto Rico plans	4.80%	5.45%	6.05%	4.75%	5.40%	5.95%
International plans	4.48%	4.57%	4.81%	n/a	n/a	n/a
Expected return on plan assets
U.S. and Puerto Rico plans	7.75%	8.25%	8.50%	n/a	n/a	n/a
International plans	6.85%	7.29%	6.81%	n/a	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	4.50%	4.50%	4.50%	n/a	n/a	n/a
International plans	3.54%	3.57%	3.58%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	7.00%	7.50%	7.00%
Rate decreased to	n/a	n/a	n/a	5.00%	5.00%	5.00%
by the year ended	n/a	n/a	n/a	2016	2016	2014

The company establishes the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on the company’s asset allocation), as well as an analysis of current market and economic information and future expectations. The company plans to use a 7.50% assumption for its U.S. and Puerto Rico plans for 2013.

Effect of a One-Percent Change in Assumed Healthcare Cost Trend Rate on the OPEB Plan

	One percent increase		One percent decrease
years ended December 31 (in millions)	2012	2011	2012	2011

Effect on total of service and interest cost components of OPEB cost	$5	$5	$(4)	$(4)
Effect on OPEB obligation	$92	$77	$(74)	$(65)

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

Plan assets are managed in a balanced portfolio comprised of two major components: equity securities and fixed income securities. The target allocations for plan assets are 60 percent in equity securities and 40 percent in fixed income securities and other holdings. The documented policy includes an allocation range based on each individual investment type within the major components that allows for a variance from the target allocations of approximately 5 percentage points. Equity securities primarily include common stock of U.S. and international companies, common/collective trust funds, mutual funds, and partnership investments. Fixed income securities and other holdings primarily include cash, money market funds with an original maturity of three months or less, U.S. and foreign government and governmental agency issues, corporate bonds, municipal securities, hedge funds, derivative contracts and asset-backed securities.

While the investment committee provides oversight over plan assets for U.S. and international plans, the summary above is specific to the plans in the United States. The plan assets for international plans are managed and allocated by the entities in each country, with input and oversight provided by the investment committee. The plan assets for the U.S. and international plans are included in the table below.

The following tables summarize the bases used to measure the pension plan assets and liabilities that are carried at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Fixed income securities
Cash and cash equivalents	$ 324	$ 210	$ 114	$ —
U.S. government and government agency issues	252	—	252	—
Corporate bonds	657	—	657	—
Equity securities
Common stock:
Large cap	807	807	—	—
Mid cap	426	426	—	—
Small cap	121	121	—	—
Total common stock	1,354	1,354	—	—
Mutual funds	317	143	174	—
Common/collective trust funds	467	—	462	5
Partnership investments	180	—	—	180
Other holdings	91	8	81	2
Collateral held on loaned securities	168	—	168	—
Liabilities
Collateral to be paid on loaned securities	(168)	(60)	(108)	—

Fair value of pension plan assets	$3,642	$1,655	$1,800	$187

		Basis of fair value measurement
(in millions)	Balance at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Fixed income securities
Cash and cash equivalents	$ 233	$ 16	$ 217	$ —
U.S. government and government agency issues	342	—	342	—
Corporate bonds	627	—	627	—
Equity securities
Common stock:
Large cap	893	893	—	—
Mid cap	447	447	—	—
Small cap	182	182	—	—
Total common stock	1,522	1,522	—	—
Mutual funds	267	117	150	—
Common/collective trust funds	416	—	412	4
Partnership investments	170	—	—	170
Other holdings	96	4	90	2
Collateral held on loaned securities	134	—	134	—
Liabilities
Collateral to be paid on loaned securities	(134)	(85)	(49)	—

Fair value of pension plan assets	$3,673	$1,574	$1,923	$176

The following is a reconciliation of changes in fair value measurements that used significant unobservable inputs (Level 3).

(in millions)	Total	Common/collective trust funds	Partnership investments	Other holdings

Balance at December 31, 2010	$158	$ 5	$151	$ 2
Actual return on plan assets still held at year end	(2)	(1)	(1)	—
Actual return on plan assets sold during the year	(2)	—	(2)	—
Purchases, sales and settlements	22	—	22	—

Balance at December 31, 2011	176	4	170	2
Actual return on plan assets still held at year end	12	1	11	—
Actual return on plan assets sold during the year	—	—	—	—
Purchases, sales and settlements	(1)	—	(1)	—

Balance at December 31, 2012	$187	$ 5	$180	$ 2

The assets and liabilities of the company’s pension plans are valued using the following valuation methods:

Investment category	Valuation methodology

Cash and cash equivalents	These largely consist of a short-term investment fund, U.S. Dollars and foreign currency. The fair value of the short-term investment fund is based on the net asset value

U.S. government and government agency issues	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Corporate bonds	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges

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

Expected Pension and OPEB Plan Funding

The company’s funding policy for its pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by the company, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. The company has no obligation to fund its principal plans in the United States in 2013. The company continually reassesses the amount and timing of any discretionary contributions. The company expects to make cash contributions to its pension plans of at least $49 million in 2013, primarily related to the company’s international plans. The company expects to have net cash outflows relating to its OPEB plan of approximately $25 million in 2013.

The table below details the funded status percentage of the company’s pension plans as of December 31, 2012, including certain plans that are unfunded in accordance with the guidelines of the company’s funding policy outlined above.

	United States and Puerto Rico		International
as of December 31, 2012 (in millions)	Qualified plans	Nonqualified plan	Funded plans	Unfunded plans	Total

Fair value of plan assets	$3,015	n/a	$627	n/a	$3,642
PBO	3,968	$194	895	$307	5,364
Funded status percentage	76%	n/a	70%	n/a	68%

U.S. Defined Contribution Plan

Most U.S. employees are eligible to participate in a qualified defined contribution plan. Company contributions were $39 million in 2012, $37 million in 2011 and $39 million in 2010.

NOTE 12

INCOME TAXES

Income Before Income Tax Expense by Category

years ended December 31 (in millions)	2012	2011	2010

United States	$386	$399	$191
International	2,503	2,410	1,699

Income before income taxes	$2,889	$2,809	$1,890

Income Tax Expense
years ended December 31 (in millions)	2012	2011	2010

Current
United States
Federal	$122	$ 75	$ 73
State and local	55	32	17
International	403	274	297

Current income tax expense	580	381	387
Deferred
United States
Federal	112	155	178
State and local	(81)	(6)	16
International	(48)	23	(118)

Deferred income tax (benefit) expense	(17)	172	76

Income tax expense	$563	$553	$463

The company’s 2012 state income tax expense was lower due to a reversal of a valuation allowance and an adjustment to prior year accruals.

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2012	2011

Deferred tax assets
Accrued expenses	$171	$251
Retirement benefits	804	658
Alternative minimum tax credit	—	54
Tax credits and net operating losses	169	198
Valuation allowances	(104)	(116)

Total deferred tax assets	1,040	1,045

Deferred tax liabilities
Subsidiaries’ unremitted earnings	222	211
Asset basis differences	294	270

Total deferred tax liabilities	516	481

Net deferred tax asset	$524	$564

At December 31, 2012, the company had U.S. operating loss carryforwards totaling $53 million. The operating loss carryforwards expire between 2013 and 2031. At December 31, 2012, the company had foreign operating loss carryforwards totaling $274 million and foreign tax credit carryforwards totaling $63 million. Of these foreign amounts, $2 million expires in 2013, $8 million expires in 2014, $10 million expires in 2015, $10 million expires in 2016, $74 million expires in 2017, $4 million expires in 2018, $45 million expires after 2018 and $184 million has no expiration date. Realization of these operating loss and tax credit carryforwards depends on generating sufficient taxable income in future periods. A valuation allowance of $104 million and $116 million was recorded at December 31, 2012 and 2011, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards, because the company does not believe it is more likely than not that these assets will be fully realized prior to expiration. The company will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.

Income Tax Expense Reconciliation

years ended December 31 (in millions)	2012	2011	2010

Income tax expense at U.S. statutory rate	$1,011	$983	$662
Operations subject to tax incentives	(439)	(510)	(325)
State and local taxes	(11)	25	18
Foreign tax (benefit) expense	(15)	32	(40)
Tax on repatriations of foreign earnings	—	—	38
Contingent tax matters	30	39	39
Medicare Part D subsidies	—	—	39
Other factors	(13)	(16)	32

Income tax expense	$563	$553	$463

The company recognized income tax expense of $57 million during 2012 relating to 2012 earnings outside the United States that are not deemed indefinitely reinvested. The company continues to evaluate whether to indefinitely reinvest earnings in certain foreign jurisdictions as it continues to analyze the company’s global financial structure. Currently, management intends to continue to reinvest past earnings in several jurisdictions outside of the United States indefinitely, particularly due to the company’s planned acquisition of Gambro (as discussed in Note 2) which will use substantial foreign cash, and therefore has not recognized U.S. income tax expense on these earnings. U.S. federal and state income taxes, net of applicable credits, on these foreign unremitted earnings of $10.6 billion as of December 31, 2012 would be approximately $3.4 billion. As of December 31, 2011 the foreign unremitted earnings and U.S. federal and state income tax amounts were $8.9 billion and $3.0 billion, respectively.

Effective Income Tax Rate

The effective income tax rate was 20% in both 2012 and 2011, and 25% in 2010. As detailed in the income tax expense reconciliation table above, the company’s effective tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

Factors impacting the company’s effective tax rate in 2012 were gains of $53 million and $38 million for the reduction of certain contingent payment liabilities related to the prior acquisitions of Prism and ApaTech, respectively, for which there were no tax charges. Also impacting the effective tax rate was a cost of sales reduction of $37 million for an adjustment to the COLLEAGUE infusion pump reserves when the company substantially completed the recall in the United States in 2012, for which there was no tax charge. These items were offset by a change in the earnings mix from lower tax to higher tax rate jurisdictions compared to the prior year period.

The decrease in the effective tax rate in 2011 was primarily related to tax benefits from the business optimization charge, the average wholesale price (AWP) litigation and historical price reporting charge, and other charges in 2011 which were incurred in jurisdictions with rates higher than the effective rate. Also impacting the comparison of 2011 to 2010 were certain items that drove the 2010 rate higher including a charge of $588 million in 2010 related to the recall of COLLEAGUE infusion pumps from the U.S. market for which there was no net tax benefit recognized, a $39 million write-off of a deferred tax asset in 2010 as a result of a change in the tax treatment of reimbursements under the Medicare Part D retiree prescription drug subsidy program under healthcare reform legislation enacted in the United States, and $34 million of business development charges in 2010 for which the tax benefit was lower than the U.S. statutory rate.

Unrecognized Tax Benefits

The company classifies interest and penalties associated with income taxes in the income tax expense line in the consolidated statements of income. Net interest and penalties recorded during 2012, 2011 and 2010 were $12 million, $18 million and $8 million, respectively. The liability recorded at December 31, 2012 and 2011 related to interest and penalties was $79 million and $67 million, respectively.

The following is a reconciliation of the company’s unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010.

as of and for the years ended (in millions)	2012	2011	2010

Balance at beginning of the year	$443	$423	$403
Increase associated with tax positions taken during the current year	25	37	78
Increase associated with tax positions taken during a prior year	31	15	—
Settlements	(21)	(18)	(15)
Decrease associated with lapses in statutes of limitations	(1)	(14)	(43)

Balance at end of the year	$477	$443	$423

Of the gross unrecognized tax benefits, $517 million and $471 million were recognized as liabilities in the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

None of the positions included in the liability for uncertain tax positions related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Tax Incentives

The company has received tax incentives in Puerto Rico, Switzerland, and certain other taxing jurisdictions outside the United States. The financial impact of the reductions as compared to the U.S. federal statutory rate is indicated in the income tax expense reconciliation table above. The tax reductions as compared to the local statutory rate favorably impacted earnings per diluted share by $0.50 in 2012, $0.56 in 2011 and $0.51 in 2010. The Puerto Rico grant provides that the company’s manufacturing operations will be partially exempt from local taxes until the year 2018. The Switzerland grant provides that the company’s manufacturing operations will be partially exempt from local taxes until the year 2014, at which time the tax rate will be approximately 8%. The Switzerland grant benefit that will expire at the end of 2013 represented approximately $0.08 of earnings per diluted share in 2012. The tax incentives in the other jurisdictions continue through at least 2013.

Examinations of Tax Returns

As of December 31, 2012, Baxter had ongoing audits in the United States, Germany, Switzerland, Turkey, and other jurisdictions, as well as bilateral Advance Pricing Agreement proceedings that the company voluntarily initiated between the U.S. government and the government of Switzerland with respect to intellectual property, product, and service transfer pricing arrangements. Baxter expects to reduce the amount of its liability for uncertain tax positions within the next 12 months by $299 million due principally to the resolution of certain multi-jurisdictional transfer pricing issues and the resolution of tax contingencies in certain foreign jurisdictions. While the final outcome of these matters is inherently uncertain, the company believes it has made adequate tax provisions for all years subject to examination.

NOTE 13

LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2012, the company’s total recorded reserves with respect to legal matters were $113 million and the total related receivables were $33 million.

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

Patent Litigation

Since April 2003, Baxter has been pursuing a patent infringement action against Fresenius Medical Care Holdings, Inc. for infringement of certain Baxter patents. The patents cover Fresenius’ 2008K hemodialysis instrument. In 2007, the court entered judgment in Baxter’s favor and in April 2008, the U.S.D.C. for the Northern District of California granted Baxter’s motion for permanent injunction. In September 2009, the appellate court affirmed Fresenius’ liability for infringing valid claims of Baxter’s main patent, invalidated certain claims of other patents, and remanded the case to the district court. After a hearing in December 2011, the district court entered an order in March 2012 awarding Baxter $9.3 million in royalties, which are in addition to the past damages and interest of $20 million owed by Fresenius to Baxter. In March 2010, the United States Patent and Trademark Office’s (USPTO) appellate board affirmed the previous determination by the USPTO patent examiner that the remaining patent was invalid. In February 2012, the Federal Circuit affirmed the USPTO’s decision. Fresenius has appealed whether Baxter can collect on its judgment in view of the decision by the USPTO. A hearing is expected to occur in the first half of 2013.

Product Liability Litigation

In connection with the recall of heparin products in the United States, approximately 400 lawsuits remain pending alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. The majority of these cases are subject to settlement agreements, but remain pending while settlement documentation is being completed.

General Litigation

Baxter is a defendant in a number of suits alleging that certain of the company’s current and former executive officers and its board of directors failed to adequately oversee the operations of the company and issued materially false and misleading statements regarding the company’s plasma-based therapies business, the company’s remediation of its COLLEAGUE infusion pumps, its heparin product, and other quality issues. Plaintiffs allege these actions damaged the company and its shareholders by resulting in a decline in stock price in the second quarter of 2010, payment of excess compensation to the board of directors and certain of the company’s current and former executive officers, and other damage to the company. In September 2012, a federal court dismissed a consolidated derivative suit pending in the U.S.D.C. for the Northern District of Illinois, and in October 2012, the plaintiffs appealed this dismissal to the U.S. Court of Appeals for the Seventh Circuit. An action pending in the Circuit Court of Lake County, Illinois has been stayed pending the outcome of the federal action. In addition, a consolidated alleged class action is pending in the U.S.D.C. for the Northern District of Illinois against the company and certain of its current executive officers seeking to recover the lost value of investors’ stock. In January 2012, the court denied the company’s motion to dismiss certain of the claims related to the class action suits. In April 2012, the court granted the company’s motion to certify an appeal of that decision to the U.S. Court of Appeals for the Seventh Circuit, however that motion was denied by the appellate court in June 2012.

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

Other

In October 2005, the United States filed a complaint in the U.S.D.C. for the Northern District of Illinois to effect the seizure of COLLEAGUE and SYNDEO infusion pumps that were on hold in Northern Illinois. In June 2006,

Baxter Healthcare Corporation entered into a Consent Decree for Condemnation and Permanent Injunction with the United States to resolve this seizure litigation. Pursuant to the Consent Decree, on July 13, 2010 FDA issued a final order regarding the recall of the company’s COLLEAGUE infusion pumps then in use in the United States. The company substantially completed the recall in July 2012 and FDA closed the recall in November 2012. Additional claims may be raised in connection with the COLLEAGUE matter by the United States or other third parties.

In March 2012, the company received a subpoena from the SEC requesting the production of documents and other records related to the company’s accounting treatment, financial reporting and disclosures relating to the remediation and recall of the company’s COLLEAGUE and SYNDEO infusion pumps. In December 2012, the company was informed by the SEC that this investigation was completed with no recommendation for enforcement.

The company has received an inquiry from the U.S. Department of Justice and the SEC requesting that the company provide information about its business activities in a number of countries. The company is fully cooperating with the agencies and understands that this inquiry is part of a broader review of industry practices for compliance with the U.S. Foreign Corrupt Practices Act.

In the fourth quarter of 2012, the company received two investigative demands from the United States Attorney for the Western District of North Carolina for information regarding its quality and manufacturing practices and procedures at its North Cove facility. The company is fully cooperating with this investigation.

NOTE 14

SEGMENT INFORMATION

Baxter’s two segments, BioScience and Medical Products, are strategic businesses that are managed separately because each business develops, manufactures and markets distinct products and services. The segments and a description of their products and services are as follows:

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

Also included in the Medical Products business are revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal Inc. associated with the 2007 divestiture of the Transfusion Therapies business. Post-divestiture revenues associated with these transition agreements, which had previously been reported at the corporate level (Corporate) and not allocated to a segment, totaled $38 million, $36 million and $46 million in 2012, 2011 and 2010, respectively. The prior period segment presentation has been recast to conform to the current period presentation.

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

Effective in 2012, the segment measures of total assets and capital expenditures reflect a re-allocation of certain assets between segments to reflect management’s use of updated segment measures to allocate resources. The prior period presentation has been recast to conform to the current period presentation. The impact on the segment measures in prior periods was a shift between Medical Products and BioScience of $988 million and $25 million for total assets and capital expenditures in 2011, respectively, and $901 million and $43 million for total assets and capital expenditures in 2010, respectively. The company considered the impact of this re-allocation on the goodwill impairment reviews completed in prior years and there was no impact as the fair values of the company’s reporting units were substantially in excess of the carrying values.

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs (including the 2012 pension settlement charges), certain nonrecurring gains and losses, certain other charges (such as the business optimization, AWP litigation and historical price reporting, asset impairment, and certain business development charges), contributions to the Baxter International Foundation, deferred income taxes, and certain litigation liabilities and related receivables. With respect to depreciation and amortization and expenditures for long-lived assets, the difference between the segment totals and the consolidated totals principally relate to assets maintained at Corporate.

In 2012, the BioScience segment’s pre-tax income included charges related to business development activities of $123 million, which principally related to R&D charges of $33 million associated with the company’s collaboration with Momenta, $30 million associated with the company’s collaboration with Chatham and $50 million associated with the company’s agreement with Onconova. Additionally, the BioScience segment’s pre-tax income included a gain of $38 million related to the reduction of the contingent payment liability for certain milestones associated with the 2010 acquisition of ApaTech.

In 2012, the Medical Products segment’s pre-tax income included a gain of $53 million related to the reduction of a contingent payment liability for certain milestones associated with the 2011 acquisition of Prism and a net benefit from reserve adjustments of $23 million, which primarily related to an adjustment to the COLLEAGUE infusion pump reserves. In 2010, the Medical Products segment’s pre-tax income included a charge of $588 million related to COLLEAGUE and SYNDEO infusion pumps. Refer to Note 6 for further information regarding this charge. Also included in the Medical Products segment’s pre-tax income in 2010 was a $112 million impairment charge associated with the company’s divestiture of its U.S. multi-source generic injectables business and a $62 million charge related to litigation associated with the company’s 2008 recall of its heparin sodium injection products in the United States.

Significant charges not allocated to a segment in 2012 included pension settlement charges of $168 million primarily related to the U.S. pension plan, as further discussed in Note 11, and a $150 million charge related to business optimization initiatives, as further discussed in Note 6. Significant charges not allocated to a segment in 2011 included a $192 million charge related to business optimization initiatives, as further discussed in Note 6, charges totaling $103 million principally related to the write-down of Greek government bonds and a contribution to the Baxter International Foundation, and a charge totaling $79 million related to AWP litigation and historical price reporting. Significant charges not allocated to a segment in 2010 included a $257 million charge related to business optimization initiatives, as further discussed in Note 6, a charge of $28 million to write down accounts receivable in Greece, and business development charges of $34 million.

Segment Information

as of and for the years ended December 31 (in millions)	BioScience	Medical Products	Other	Total

2012
Net sales	$6,237	$7,953	$—	$14,190
Depreciation and amortization	243	385	84	712
Pre-tax income (loss)	2,309	1,592	(1,012)	2,889
Assets	7,380	7,568	5,442	20,390
Capital expenditures	570	495	96	1,161

2011
Net sales	$6,053	$7,840	$—	$13,893
Depreciation and amortization	209	341	120	670
Pre-tax income (loss)	2,416	1,522	(1,129)	2,809
Assets	6,533	7,495	5,045	19,073
Capital expenditures	370	467	123	960

2010
Net sales	$5,640	$7,203	$—	$12,843
Depreciation and amortization	211	401	73	685
Pre-tax income (loss)	2,232	663	(1,005)	1,890
Assets	6,165	6,604	4,720	17,489
Capital expenditures	410	409	144	963

Pre-Tax Income Reconciliation

years ended December 31 (in millions)	2012	2011	2010

Total pre-tax income from segments	$3,901	$3,938	$2,895
Unallocated amounts
Net interest expense	(87)	(54)	(87)
Certain foreign exchange fluctuations and hedging activities	53	(16)	52
Stock compensation	(130)	(119)	(120)
Business optimization charges	(150)	(192)	(257)
AWP litigation and historical price reporting charge	—	(79)	—
Asset impairment and other charges	—	(103)	(28)
Pension settlement charges	(168)	—	—
Other Corporate items	(530)	(566)	(565)

Consolidated income before income taxes	$2,889	$2,809	$1,890

Assets Reconciliation

as of December 31 (in millions)	2012	2011

Total segment assets	$14,948	$14,028
Cash and equivalents	3,270	2,905
Deferred income taxes	1,500	1,418
PP&E, net	461	464
Other Corporate assets	211	258

Consolidated total assets	$20,390	$19,073

Geographic Information

Net sales are based on product shipment destination and assets are based on physical location.

years ended December 31 (in millions)	2012	2011	2010

Net sales
United States	$6,056	$5,709	$5,264
Europe	4,196	4,392	4,188
Asia-Pacific	2,229	2,107	1,873
Latin America and Canada	1,709	1,685	1,518

Consolidated net sales	$14,190	$13,893	$12,843

as of December 31 (in millions)	2012	2011	2010

Total assets
United States	$8,034	$7,524	$6,886
Europe	8,597	8,096	6,789
Asia-Pacific	1,943	1,807	1,577
Latin America and Canada	1,816	1,646	2,237

Consolidated total assets	$20,390	$19,073	$17,489

as of December 31 (in millions)	2012	2011	2010

PP&E, net
United States	$2,333	$2,091	$2,072
Austria	802	786	787
Other countries	2,963	2,648	2,401

Consolidated PP&E, net	$6,098	$5,525	$5,260

Significant Product Sales

The following is a summary of net sales as a percentage of consolidated net sales for the company’s principal product categories.

years ended December 31	2012	2011	2010

Renal[1]	18%	18%	19%
Recombinants[2]	16%	16%	16%
Global Injectables[3]	15%	14%	15%
IV Therapies[4]	14%	13%	13%
Antibody Therapy[5]	11%	11%	11%
Plasma Proteins[6]	10%	10%	11%

[1]	Consists of PD and HD therapies.
[2]	Consists of recombinant FVIII therapies.
[3]

Primarily consists of the company’s enhanced packaging, premixed drugs, pharmacy compounding, pharmaceutical partnering business and generic injectables. The company divested its U.S. multi-source generic injectables business in May 2011.

[4]	Principally includes IV solutions and nutritional products.
[5]	Primarily consists of the company’s liquid formulation of the antibody-replacement therapy immunoglobulin product (GAMMAGARD LIQUID).
[6]	Includes plasma-based therapies such as plasma-derived hemophilia (FVII, FVIII and FEIBA), albumin and alpha-1 antitrypsin products.

NOTE 15

SUBSEQUENT EVENT

Inspiration BioPharmaceuticals, Inc. / Ipsen Pharma S.A.S.

In January 2013, Baxter agreed to acquire the investigational hemophilia compound OBI-1 and related assets from Inspiration BioPharmaceuticals, Inc. (Inspiration), as well as certain other OBI-1 related assets, including manufacturing operations, from Ipsen Pharma S.A.S. in conjunction with Inspiration’s ongoing bankruptcy proceedings. OBI-1 is a recombinant porcine factor VIII (rpFVIII) being investigated for treatment of bleeding in people with acquired hemophilia A and congenital hemophilia A patients with inhibitors, and is currently in Phase III clinical studies.

Under the terms of the agreement, Baxter will make an upfront payment of $50 million for the OBI-1 assets, including the manufacturing operations. In the future, Baxter may make payments of up to $20 million based on regulatory approval of the acquired hemophilia A indication in the United States and first additional country. Additional payments may be due upon approval of additional indications, through net sales payments, and as sales milestones when sales exceed $100 million. The transaction is subject to regulatory approval and is currently under review by the Federal Trade Commission.

NOTE 16

QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY’S STOCK (UNAUDITED)

years ended December 31 (in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year

2012
Net sales	$3,388	$3,572	$3,477	$3,753	$14,190
Gross margin[1]	1,714	1,872	1,810	1,905	7,301
Net income attributable to Baxter[1]	588	661	583	494	2,326
Earnings per common share[1]
Basic	1.05	1.20	1.07	0.90	4.22
Diluted	1.04	1.19	1.06	0.89	4.18
Cash dividends declared per common share	0.335	0.335	0.45	0.45	1.57
Market price per common share
High	60.26	60.27	61.15	68.81	68.81
Low	49.66	49.03	53.58	60.09	49.03

2011
Net sales	$3,284	$3,536	$3,479	$3,594	$13,893
Gross margin[2]	1,675	1,835	1,771	1,765	7,046
Net income attributable to Baxter[2]	570	615	576	463	2,224
Earnings per common share[2]
Basic	0.99	1.08	1.02	0.82	3.91
Diluted	0.98	1.07	1.01	0.82	3.88
Cash dividends declared per common share	0.31	0.31	0.31	0.335	1.265
Market price per common share
High	53.91	60.33	62.41	57.05	62.41
Low	48.38	53.55	50.31	47.65	47.65

[1]

The first quarter of 2012 included a $53 million gain related to the reduction of a contingent payment liability for certain milestones associated with the 2011 acquisition of Prism and business development charges of $48 million which primarily related to an R&D charge associated with the company’s collaboration with Momenta. The second quarter of 2012 included a $38 million gain related to the reduction of a contingent payment liability for certain milestones associated with the 2010 acquisition of ApaTech, business development charges of $30 million which related to an R&D charge associated with the company’s collaboration with Chatham and a $23 million net benefit from reserve adjustments which primarily related to an adjustment to the COLLEAGUE infusion pump reserves. The third quarter of 2012 included an R&D charge of $50 million related to the company’s agreement with Onconova. The fourth quarter of 2012 included charges of $170 million primarily related to the settlement of certain pension obligations and $150 million related to business optimization initiatives (of which $62 million was recorded in cost of sales). Refer to Notes 4, 6, 8, and 11 for further information regarding these items.

[2]

The third quarter of 2011 included a $79 million charge related to the resolution of litigation pertaining to AWP and certain historical rebate and discount adjustments. The fourth quarter of 2011 included a $192 million charge related to business optimization initiatives (of which $95 million was recorded in cost of sales) and charges totaling $103 million principally related to the write-down of Greek government bonds and a contribution to the Baxter International Foundation.

Baxter common stock is listed on the New York, Chicago and SIX Swiss stock exchanges. The New York Stock Exchange is the principal market on which the company’s common stock is traded. At January 31, 2013, there were 41,770 holders of record of the company’s common stock.

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

Management performed an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment under the framework in Internal Control-Integrated Framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ ROBERT L. PARKINSON, JR. Robert L. Parkinson, Jr. Chairman of the Board and Chief Executive Officer	/s/ ROBERT J. HOMBACH Robert J. Hombach Corporate Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Baxter International Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting incorporated by reference under Item 9A. Our responsibility is to express opinions on these financial statements and on the company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 21, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its board of directors, to allow timely decisions regarding required disclosure.

Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2012.

Assessment of Internal Control Over Financial Reporting

Baxter’s report of management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2012 and the audit report regarding the same of Baxter’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

In the second quarter of 2010, the company began the implementation of a new global enterprise resource planning system. In addition, the company is consolidating and outsourcing certain computer operations and application support activities. These multi-year initiatives will be conducted in phases and include modifications to the design and operation of controls over financial reporting. The company is testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and has monitoring controls in place over the implementation of these changes. There have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Refer to information under the captions entitled “Proposal 1 — Election of Directors,” “Committees of the Board — Audit Committee,” “Corporate Governance — Director Qualifications,” “Corporate Governance — Code of Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 7, 2013 (the Proxy Statement), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Refer to information under the captions entitled “Executive Compensation”, “Compensation Committee Report”, and “Director Compensation” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information relating to shares of common stock that may be issued under Baxter’s existing equity compensation plans as of December 31, 2012.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Shareholders	34,889,914	(1)	$52.74	(2)	50,159,864	(3)
Equity Compensation Plans Not Approved by Shareholders	500,264	(4)	$44.76		—

Total	35,390,178	(5)	$52.62	(2)	50,159,864

(1)	Excludes purchase rights under the Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, eligible employees may purchase shares of common stock through payroll deductions of up to 15 percent of base pay at a purchase price equal to 85 percent of the closing market price on the purchase date (as defined by the Employee Stock Purchase Plan). A participating employee may not purchase more than $25,000 in fair market value of common stock under the Employee Stock Purchase Plan in any calendar year and may withdraw from the Employee Stock Purchase Plan at any time.

(2)	Restricted stock units and performance share units are excluded when determining the weighted-average exercise price of outstanding options.

(3)	Includes (i) 8,728,827 shares of common stock available for purchase under the Employee Stock Purchase Plan; (ii) 51,673 shares of common stock available under the 2003 Incentive Compensation Program; (iii) 1,801,493 shares of common stock available under the 2007 Incentive Plan, and (iv) 39,577,871 shares of common stock available under the 2011 Incentive Plan. Pursuant to the terms of the 2003 Incentive Compensation Program no grants may be issued thereunder after May 6, 2013.

(4)	Includes shares of common stock issuable upon exercise of options granted under the 2001 Incentive Compensation Program. These shares were made available pursuant to an amendment thereto not approved by shareholders. These additional shares were approved by the company’s board of directors, not the company’s shareholders, although the company shareholders have approved the 2001 Incentive Compensation Program.

(5)	Includes outstanding awards of 32,055,363 stock options, which have a weighted-average exercise price of $52.62 and a weighted-average remaining term of 6.2 years, 2,033,368 shares of common stock issuable upon vesting of restricted stock units, and 1,301,447 shares of common stock reserved for issuance in connection with performance share unit grants.

Refer to information under the captions entitled “Security Ownership by Directors and Executive Officers” and “Security Ownership by Certain Beneficial Owners” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to the information under the captions entitled “Board of Directors,” “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Refer to the information under the caption entitled “Audit and Non-Audit Fees” in the Proxy Statement, all of which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

		Page Number

(1)	Financial Statements:
	Consolidated Balance Sheets	47
	Consolidated Statements of Income	48
	Consolidated Statements of Comprehensive Income	49
	Consolidated Statements of Cash Flows	50
	Consolidated Statements of Changes in Equity	51
	Notes to Consolidated Financial Statements	52
	Report of Independent Registered Public Accounting Firm	102
(2)	Schedules required by Article 12 of Regulation S-X:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	111
	Schedule II — Valuation and Qualifying Accounts	112
	All other schedules have been omitted because they are not applicable or not required.
(3)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAXTER INTERNATIONAL INC.

By:	/s/ ROBERT L. PARKINSON, JR.
Robert L. Parkinson, Jr.
Chairman and Chief Executive Officer

DATE: February 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2013.

Signature	Title

/s/ ROBERT L. PARKINSON, JR.	Chairman and Chief Executive Officer (principal executive officer)
Robert L. Parkinson, Jr.

/s/ ROBERT J. HOMBACH	Corporate Vice President and Chief Financial Officer (principal financial officer)
Robert J. Hombach

/s/ MICHAEL J. BAUGHMAN	Corporate Vice President and Controller (principal accounting officer)
Michael J. Baughman

/s/ THOMAS F. CHEN	Director
Thomas F. Chen

/s/ UMA CHOWDHRY, PH.D.	Director
Uma Chowdhry, Ph.D.

/s/ BLAKE E. DEVITT	Director
Blake E. Devitt

/s/ JOHN D. FORSYTH	Director
John D. Forsyth

/s/ GAIL D. FOSLER	Director
Gail D. Fosler

/s/ JAMES R. GAVIN III, M.D., PH.D.	Director
James R. Gavin III, M.D., Ph.D.

/s/ PETER S. HELLMAN	Director
Peter S. Hellman

/s/ WAYNE T. HOCKMEYER, PH.D.	Director
Wayne T. Hockmeyer, Ph.D.

Signature	Title

/s/ CAROLE J. SHAPAZIAN	Director
Carole J. Shapazian

/s/ THOMAS T. STALLKAMP	Director
Thomas T. Stallkamp

/s/ K.J. STORM	Director
K.J. Storm

/s/ ALBERT P. L. STROUCKEN	Director
Albert P. L. Stroucken

EXHIBIT INDEX

Number and Description of Exhibit
2.1	Share Purchase Agreement, dated as of December 4, 2012 by and between Baxter International Inc. and Indap Sweden AB (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 4, 2012).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 18, 2006).

3.2	Bylaws, as amended and restated on November 11, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 17, 2008).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit(a) to the Company’s Registration Statement on Form S-16 (Registration No. 02-65269), filed on August 17, 1979).

4.2	Indenture, dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to Form 8-A, filed on December 23, 2002).

4.3	Second Supplemental Indenture, dated as of March 10, 2003, to Indenture dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (including form of 4.625% Notes due 2015) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109329), filed on September 30, 2003).

4.4	Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 9, 2006).

4.5	First Supplemental Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (including form of 5.90% Senior Note due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 9, 2006).

4.6	Second Supplemental Indenture, dated December 7, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 6.250% Senior Note due 2037) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 7, 2007).

4.7	Third Supplemental Indenture, dated May 22, 2008, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 5.375% Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 22, 2008).

4.8	Fourth Supplemental Indenture, dated February 26, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 4.00% Senior Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 26, 2009).

4.9	Fifth Supplemental Indenture, dated as of August 20, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 4.50% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 20, 2009).

Number and Description of Exhibit

4.10	Sixth Supplemental Indenture, dated March 9, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee, (including forms of 1.800% Senior Notes due 2013 and 4.250% Senior Notes due 2020) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2010).

4.11	Seventh Supplemental Indenture, dated December 19, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 1.850% Senior Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2011).

4.12	Eighth Supplemental Indenture, dated August 13, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including forms of 2.400% Senior Notes due 2022 and 3.650% Senior Notes due 2042) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 13, 2012).

10.1	Four-Year Credit Agreement, dated June 17, 2011, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association , as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed on June 22, 2011).

10.2	Consent Decree for Condemnation and Permanent Injunction with the United States of America (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2006).

10.3	364-Day Credit Agreement, dated January 25, 2013, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed on January 29, 2013).

C 10.4	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 1986).

C 10.5	Baxter International Inc. 2003 Incentive Compensation Program (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 21, 2003).

C 10.6	Baxter International Inc. 2007 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2007).

C 10.7	Baxter International Inc. Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 16, 2007).

C 10.8	Baxter International Inc. 2011 Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.9	Baxter International Inc. Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2011).

C 10.10	Baxter International Inc. Directors’ Deferred Compensation Plan (amended and restated effective January 1, 2009) and Amendment No. 1 thereto effective January 1, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 23, 2012).

Number and Description of Exhibit

C 10.11	Amended and Restated Employment Agreement, between Robert L. Parkinson, Jr. and Baxter International Inc., dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 17, 2008).

C 10.12	Form of Severance Agreement entered into with executive officers (amended and restated effective December 18, 2008) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 19, 2009).

C 10.13	Baxter International Inc. and Subsidiaries Supplemental Pension Plan (amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on February 19, 2009).

C 10.14	Baxter International Inc. and Subsidiaries Deferred Compensation Plan (amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed on February 19, 2009).

C 10.15	Baxter International Inc. Employee Stock Purchase Plan (as amended and restated effective July 1, 2011) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.16*	Baxter International Inc. Non-Employee Director Compensation Plan (as amended and restated effective January 1, 2013).

12.*	Computation of Ratio of Earnings to Fixed Charges.

21.*	Subsidiaries of Baxter International Inc.

23.*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

C	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Baxter International Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 21, 2013 listed in the index appearing under Item 15(1) in this Form 10-K also included an audit of the financial statement schedule listed in the index appearing under Item 15(2) of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP Chicago, Illinois February 21, 2013

SCHEDULE II

		Additions	Charged (credited) to other accounts (1)
Valuation and Qualifying Accounts (in millions)	Balance at beginning of period	Charged to costs and expenses		Deductions from reserves (2)	Balance at end of period
Year ended December 31, 2012:
Allowance for doubtful accounts	$128	12	(2)	(11)	$127
Inventory reserves	$302	199	4	(221)	$284
Deferred tax asset valuation allowance	$116	10	(4)	(18)	$104
Year ended December 31, 2011:
Allowance for doubtful accounts	$139	32	(6)	(37)	$128
Inventory reserves	$359	144	(10)	(191)	$302
Deferred tax asset valuation allowance	$118	11	(4)	(9)	$116
Year ended December 31, 2010:
Allowance for doubtful accounts	$118	41	(1)	(19)	$139
Inventory reserves	$273	240	(3)	(151)	$359
Deferred tax asset valuation allowance	$144	13	21	(60)	$118

(1)	Valuation accounts of acquired or divested companies and foreign currency translation adjustments.

(2)	Deductions from reserves includes the write-off of previously reserved inventory that was used in research and development (R&D) and recorded in R&D expenses in the year reserved.

Reserves are deducted from assets to which they apply.