Form 10-Q
period 2013-03-31
BAXTER INTERNATIONAL INC
filed 2013-05-01
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☑

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 26, 2013 was 541,952,040 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended March 31,
	2013	2012
Net sales	$3,448	$3,388
Cost of sales	1,692	1,674
Gross margin	1,756	1,714
Marketing and administrative expenses	795	752
Research and development expenses	246	269
Net interest expense	25	18
Other income, net	(3)	(57)
Income before income taxes	693	732
Income tax expense	141	144
Net income	$ 552	$ 588

Net income per common share
Basic	$ 1.01	$ 1.05

Diluted	$ 1.00	$ 1.04

Weighted-average number of common shares outstanding
Basic	545	559

Diluted	551	563

Cash dividends declared per common share	$0.450	$0.335

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended March 31,
	2013	2012
Net income	$552	$588
Other comprehensive income, net of tax:
Currency translation adjustments, net of tax expense of $7 and $31 for the three months ended March 31, 2013 and 2012, respectively	(24)	101
Pension and other employee benefits, net of tax expense of $24 and $19 for the three months ended March 31, 2013 and 2012, respectively	45	32
Hedging activities, net of tax expense of $19 and $3 for the three months ended March 31, 2013 and 2012, respectively	36	5
Other, net of tax (benefit) expense of $(2) and $2 for the three months ended March 31, 2013 and 2012, respectively	(4)	4
Total other comprehensive income, net of tax	53	142
Comprehensive income	$605	$730

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		March 31, 2013	December 31, 2012
Current assets	Cash and equivalents	$ 2,689	$ 3,270
	Accounts and other current receivables, net	2,319	2,425
	Inventories	2,963	2,803
	Prepaid expenses and other	843	762
	Total current assets	8,814	9,260
Property, plant and equipment, net		6,205	6,098
Other assets	Goodwill	2,506	2,502
	Other intangible assets, net	1,131	814
	Other	1,662	1,716
	Total other assets	5,299	5,032
Total assets		$20,318	$20,390

Current liabilities	Short-term debt	$ 333	$ 27
	Current maturities of long-term debt and lease obligations	377	323
	Accounts payable and accrued liabilities	4,068	4,409
	Total current liabilities	4,778	4,759
Long-term debt and lease obligations		5,157	5,580
Other long-term liabilities		3,382	3,073
Commitments and contingencies
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2013 and 2012	683	683
	Common stock in treasury, at cost, 140,946,640 shares in 2013 and 137,281,399 shares in 2012	(7,886)	(7,592)
	Additional contributed capital	5,727	5,769
	Retained earnings	11,194	10,888
	Accumulated other comprehensive loss	(2,757)	(2,810)
	Total Baxter shareholders’ equity	6,961	6,938
	Noncontrolling interests	40	40
	Total equity	7,001	6,978
Total liabilities and equity		$20,318	$20,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Three months ended March 31,
		2013	2012
Cash flows from operations	Net income	$ 552	$ 588
	Adjustments
	Depreciation and amortization	183	175
	Deferred income taxes	38	54
	Stock compensation	32	28
	Realized excess tax benefits from stock issued under employee benefit plans	(12)	(7)
	Other	10	(25)
	Changes in balance sheet items
	Accounts and other current receivables, net	85	24
	Inventories	(181)	(72)
	Accounts payable and accrued liabilities	(299)	(288)
	Business optimization and infusion pump payments	(26)	(84)
	Other	4	53
	Cash flows from operations	386	446
Cash flows from investing activities	Capital expenditures	(292)	(239)
	Acquisitions and investments	(67)	(337)
	Other investing activities	10	43
	Cash flows from investing activities	(349)	(533)
Cash flows from financing activities	Issuances of debt	8	12
	Payments of obligations	(301)	(3)
	Increase in debt with original maturities of three months or less, net	300	50
	Cash dividends on common stock	(246)	(188)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	196	161
	Purchases of treasury stock	(534)	(575)
	Other	(23)	(5)
	Cash flows from financing activities	(600)	(548)
Effect of currency exchange rate changes on cash and equivalents		(18)	2
Decrease in cash and equivalents		(581)	(633)
Cash and equivalents at beginning of period		3,270	2,905
Cash and equivalents at end of period		$2,689	$2,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Annual Report).

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

The company has classified the first quarter 2012 upfront payment of $33 million for the execution of the collaboration with Momenta Pharmaceuticals, Inc. (Momenta) as cash flows from investing activities. The company had previously classified this payment as cash flows from operations during the first quarter of 2012.

Changes in accounting standards

Effective January 1, 2013, the company has prospectively adopted new accounting guidance that requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the consolidated statement of income. Refer to Note 2 for related disclosures.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended March 31,
(in millions)	2013	2012
Interest expense, net of capitalized interest	$31	$27
Interest income	(6)	(9)
Net interest expense	$25	$18

Inventories

(in millions)	March 31, 2013	December 31, 2012
Raw materials	$ 786	$ 765
Work in process	937	898
Finished goods	1,240	1,140
Inventories	$2,963	$2,803

Property, plant and equipment, net

(in millions)	March 31, 2013	December 31, 2012
Property, plant and equipment, at cost	$11,868	$11,869
Accumulated depreciation and amortization	(5,663)	(5,771)
Property, plant and equipment (PP&E), net	$ 6,205	$ 6,098

Accumulated other comprehensive income (AOCI)

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, currency translation adjustments (CTA), pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. The following is a net-of-tax summary of the changes in AOCI by component for the three months ended March 31, 2013.

(in millions)	Currency translation adjustments	Pension and other employee benefits	Hedging activities	Other	Total
Gains (losses)
Balance as of December 31, 2012	($1,227)	($1,619)	($ 5)	$41	($2,810)
Other comprehensive income before reclassifications	(24)	3	37	(4)	12
Amounts reclassified from AOCI (a)	—	42	(1)	—	41
Net other comprehensive income	(24)	45	36	(4)	53
Balance as of March 31, 2013	($1,251)	($1,574)	$31	$37	($2,757)

(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three months ended March 31, 2013.

	Amount reclassified from AOCI	(a)
(in millions)	2013		Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other	($64	) (b)

	(64)		Total before tax
	22		Tax benefit

	($42)		Net of tax

Gains on hedging activities
Interest rate contracts	$—		Net interest expense
Foreign exchange contracts	—		Net sales
Foreign exchange contracts	2		Cost of sales

	2		Total before tax
	(1)		Tax expense

	$ 1		Net of tax

Total reclassification for the period	($41)		Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 9.

Refer to Note 9 for additional information regarding the amortization of pension and other employee benefits items and Note 7 for additional information regarding hedging activity.

Gambro AB

In December 2012, Baxter entered into a definitive agreement to acquire Gambro AB (Gambro), a privately held dialysis product company based in Lund, Sweden. Gambro is a global medical technology company focused on developing, manufacturing and supplying dialysis products and therapies for patients with acute or chronic kidney disease. The transaction will provide Baxter with a broad and complementary dialysis product portfolio, while further advancing the company’s geographic footprint in the dialysis business. In addition, the company will augment its product pipeline by adding Gambro’s next-generation monitors, dialyzers, devices and dialysis solutions. Under the terms of the agreement, Baxter will provide total consideration of approximately $4 billion for the acquisition, excluding adjustments for net indebtedness and working capital at the time of closing. The transaction is expected to close at the end of the second quarter of 2013, subject to regulatory approvals and other closing conditions, which may include the potential sale or disposal of assets.

Asset impairments

Baxter has made and continues to make significant investments in assets, including inventory and PP&E, which relate to potential new products or modifications to existing products. Additionally, Baxter has made and continues to make significant investments related to business development activities, which result in the acquisition of certain intangible assets and other long-lived assets. The company’s ability to realize value from these investments is contingent on, among other things, regulatory approvals, technical success, market acceptance of new or modified products, and realization of synergies associated with business acquisitions. The company may not be able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.

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

The following is a reconciliation of basic shares to diluted shares.

	Three months ended March 31,
(in millions)	2013	2012
Basic shares	545	559
Effect of dilutive securities	6	4
Diluted shares	551	563

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted unvested PSUs. The computation of diluted EPS excluded 6 million and 23 million equity awards for the first quarters of 2013 and 2012, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.

4. ACQUISITIONS AND COLLABORATIONS

The company incurred business development charges of $17 million in the first quarter of 2013 related to pre-acquisition costs associated with the planned acquisition of Gambro, which the company recorded in marketing and administrative expenses. The company incurred business development charges of $48 million in the first quarter of 2012 primarily related to a research and development (R&D) charge of $33 million associated with the company’s collaboration with Momenta.

Inspiration / Ipsen OBI-1 business

In March 2013, Baxter acquired the investigational hemophilia compound OBI-1 and related assets from Inspiration BioPharmaceuticals, Inc. (Inspiration), as well as certain other OBI-1 related assets, including manufacturing operations, from Ipsen Pharma S.A.S. (Ipsen) in conjunction with Inspiration’s bankruptcy proceedings. OBI-1 is a recombinant porcine factor VIII (rpFVIII) being investigated for treatment of bleeding in people with acquired hemophilia A and congenital hemophilia A patients with inhibitors. Ipsen was Inspiration’s senior secured creditor and had been providing Inspiration with debtor-in-possession financing to fund Inspiration’s operations and the sales process. Additionally, Ipsen was the owner of certain assets acquired by Baxter in the transaction.

The acquired net assets comprised a business based on the acquired inputs, processes and outputs and, as a result, the transaction has been accounted for as an acquisition of a business. Under the terms of the agreement, in March 2013 Baxter made an upfront payment of $51 million for the Inspiration / Ipsen OBI-1 business. The terms of the acquisition also included contingent consideration, including up to $135 million in payments related to the achievement of certain regulatory and sales milestones. Additionally, Baxter will be responsible for specified sales-based payments.

The company has not yet completed its valuation of consideration transferred and intangible assets as of March 31, 2013. As a result, Baxter has recorded preliminary estimates for the fair value of consideration transferred and assets acquired and liabilities assumed as of the acquisition date. The completion of the valuation and other measurement period adjustments may result in changes to the recognized amounts of assets and liabilities. The following table summarizes the preliminary estimated fair value of consideration transferred and the recognized amounts of the assets acquired and liabilities assumed as of the acquisition date for the Inspiration / Ipsen OBI-1 business.

2013
(in millions)	Inspiration / Ipsen OBI-1 Business
Consideration transferred
Cash	$ 51
Contingent payments	325
Fair value of consideration transferred	$376

Assets acquired and liabilities assumed
Other intangible assets	$343
Other assets, net	25
Goodwill	8
Total assets acquired and liabilities assumed	$376

The preliminary estimated fair value of total contingent payment liabilities at the acquisition date was $325 million, based on the probability of achieving the specified milestones and sales-based payments and the discounting of expected future cash flows, and was recorded in other long-term liabilities as part of the consideration transferred. The fair value of the contingent payment liabilities will be re-measured on a recurring basis with changes in the estimated fair value recognized in earnings.

Goodwill of $8 million principally includes the expected value associated with the assembled workforce in the acquired manufacturing facility. The goodwill is deductible for tax purposes. Other intangible assets of $343 million relate to acquired in-process R&D (IPR&D) associated with OBI-1 and have been accounted for as indefinite-lived intangible assets. If regulatory approval is obtained, the IPR&D asset will be amortized over the estimated economic life of the product, and the amortization expense will be recorded in cost of sales.

The results of operations, assets and liabilities of the Inspiration / Ipsen OBI-1 business are included in the BioScience segment, and the goodwill is also included in this reporting unit. Pro forma financial information has not been included because the acquisition did not have a material impact on the company’s result of operations.

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Impairment tests for goodwill and intangible assets not subject to amortization are performed annually in the fourth quarter, or sooner if indicators of impairment exist. Intangible assets subject to amortization are tested for impairment when indicators of impairment exist.

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	BioScience	Medical Products	Total
Balance as of December 31, 2012	$975	$1,527	$2,502
Additions	8	—	8
Currency translation and other adjustments	(1)	(3)	(4)
Balance as of March 31, 2013	$982	$1,524	$2,506

Goodwill additions in the first quarter of 2013 related to the acquisition of the Inspiration / Ipsen OBI-1 business. Refer to Note 4 for additional information regarding this acquisition. As of March 31, 2013, there were no accumulated goodwill impairment losses.

Other intangible assets, net

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. The company also has intangible assets not subject to amortization, which include a trademark with an indefinite life and certain acquired IPR&D associated with products that have not yet received regulatory approval.

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
March 31, 2013
Gross other intangible assets	$1,190	$279	$364	$1,833
Accumulated amortization	(596)	(106)	—	(702)
Other intangible assets, net	$ 594	$173	$364	$1,131

December 31, 2012
Gross other intangible assets	$1,192	$280	$ 22	$1,494
Accumulated amortization	(578)	(102)	—	(680)
Other intangible assets, net	$ 614	$178	$ 22	$ 814

The amortization expense for these intangible assets was $25 million and $24 million in the first quarters of 2013 and 2012, respectively. The anticipated annual amortization expense for intangible assets recorded and currently subject to amortization as of March 31, 2013 is $100 million in 2013, $97 million in 2014, $95 million in 2015, $91 million in 2016, $72 million in 2017 and $65 million in 2018.

The increase in indefinite-lived intangible assets in the first quarter of 2013 related to the acquisition of the Inspiration / Ipsen OBI-1 business, which included $343 million of IPR&D. Refer to Note 4 for additional information regarding this acquisition.

6. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion pump charges

From 2005 through 2012, the company recorded total charges of $925 million related to COLLEAGUE and SYNDEO infusion pumps, including $716 million of cash costs and $209 million principally related to asset impairments. In 2012, the company recorded net reserve adjustments of $26 million as the company substantially completed its recall activities in the United States and further refined the original expectations for cash and non-cash activities related to the recall. The net reserve adjustments increased cash reserves related to the recall. Refer to Note 6 to the company’s consolidated financial statements in the 2012 Annual Report for further information about these charges and adjustments.

The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through March 31, 2013.

(in millions)
Charges and adjustments in 2005 through 2012	$742
Utilization in 2005 through 2012	(615)
Reserves as of December 31, 2012	127
Utilization	(7)
Reserves as of March 31, 2013	$120

The reserve for remediation activities in the United States has been substantially utilized, with remaining reserves primarily related to remediation activities outside of the United States continuing to be utilized through 2014. In January 2013, Baxter received license approvals in Canada for a replacement infusion pump that will allow the company to complete remediation activities in Canada. The company believes that the remaining infusion pump reserves are adequate. However, additional adjustments may be recorded in the future as the programs are completed.

It is possible that substantial additional cash and non-cash charges may be required in future periods based on new information, changes in estimates, and actions the company may be required to undertake in markets outside the United States.

Business optimization charges

In 2012 and 2011, the company recorded charges of $150 million and $192 million, respectively, primarily related to costs associated with optimizing its overall cost structure on a global basis, as the company streamlined its international operations, rationalized its manufacturing facilities, enhanced its general and administrative infrastructure and, in 2012, re-aligned certain R&D activities.

The company’s total charges relating to business optimization initiatives from 2009 through 2012 included cash costs of $507 million, principally pertaining to severance and other employee-related costs in Europe and the United States. Also included in total charges were asset impairments totaling $171 million, which related to fixed assets, inventory and other assets associated with discontinued products and projects.

Refer to the 2012 Annual Report for further information about these charges.

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Charges in 2009 through 2012	$ 507
Utilization in 2009 through 2012	(282)
CTA	(5)
Reserves as of December 31, 2012	220
Utilization	(19)
CTA	1
Reserves as of March 31, 2013	$ 202

The reserves are expected to be substantially utilized by the end of 2014. The company believes that these reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

7. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended March 31,
(in millions)	2013	2012
Sold receivables at beginning of period	$ 157	$ 160
Proceeds from sales of receivables	124	142
Cash collections (remitted to the owners of the receivables)	(141)	(158)
Effect of currency exchange rate changes	(20)	(11)
Sold receivables at end of period	$ 120	$ 133

The net losses relating to the sales of receivables were immaterial for each period. Refer to the 2012 Annual Report for further information regarding the company’s securitization agreements.

Credit facilities and commercial paper

As of March 31, 2013 and December 31, 2012, there were no outstanding borrowings under the company’s primary and Euro-denominated revolving credit facilities. Refer to Note 7 to the company’s consolidated financial statements in the 2012 Annual Report for further discussion of the company’s credit facilities.

During the first quarter of 2013, the company issued and redeemed commercial paper, of which $300 million was outstanding as of March 31, 2013, with a weighted-average interest rate of 0.24%. The company did not have any commercial paper outstanding as of December 31, 2012.

In January 2013, Baxter entered into an agreement related to a 364-day bridge loan facility with a maximum capacity of $3.1 billion in support of the planned acquisition of Gambro. The terms of the bridge loan facility are substantially similar to the terms of the company’s primary revolving credit facility. The company intends to finance the transaction with off-shore cash and the issuance of at least $3.0 billion of term debt. The company does not anticipate utilizing the bridge loan facility; however, the facility remains available if necessary.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of March 31, 2013, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $405 million (of which $69 million related to Greece).

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

The notional amounts of foreign exchange contracts were $2.0 billion and $1.5 billion as of March 31, 2013 and December 31, 2012, respectively. The notional amounts of interest rate contracts designated as cash flow hedges outstanding were $750 million and $250 million as of March 31, 2013 and December 31, 2012, respectively. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2013 is 21 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $500 million as of both March 31, 2013 and December 31, 2012.

Dedesignations

If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. If the company removes the cash flow hedge designation because the hedged forecasted transactions are no longer probable of occurring, any gains or losses are immediately reclassified from AOCI to earnings. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the loss or income recognition of the underlying hedged items. In the first quarter of 2013, in conjunction with an anticipated debt issuance, $250 million of interest rate contracts that had been designated as cash flow hedges matured, resulting in a net loss of $17 million that will be amortized to net interest expense against the related accrued interest payments that are probable of occurring.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In the first three months of 2012, the company terminated $175 million of interest rate contracts that had been designated as fair value hedges, which resulted in a net gain of $21 million that was deferred and is being amortized as a reduction of net interest expense over the remaining term of the underlying debt. There were no hedge dedesignations in the first three months of 2013 or 2012 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

Undesignated Derivative Instruments

The company uses forward contracts to hedge earnings from the effects of foreign exchange relating to certain of the company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges, and the change in fair value, which substantially offsets the change in book value of the hedged items, is recorded directly to other income, net. The terms of these instruments generally do not exceed one month.

The total gross notional amount of undesignated derivative instruments was $4.1 billion as of March 31, 2013 and $3.2 billion as of December 31, 2012. In the fourth quarter of 2012, the company entered into option contracts with a total notional amount of $2.8 billion to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Gambro. In the first quarter of 2013, the company entered into an additional $900 million of Gambro-related option contracts. These contracts are not formally designated as hedges and mature in June 2013.

The company recorded unrealized losses of $17 million in the first quarter of 2013 associated with the Gambro-related option contracts, which mostly offset unrealized gains on other undesignated derivative instruments.

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on the company’s derivative instruments for the three months ended March 31, 2013 and 2012.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2013	2012		2013	2012
Cash flow hedges
Interest rate contracts	$ 5	$5	Net interest expense	$ —	$ —
Foreign exchange contracts	(1)	(1)	Net sales	—	(1)
Foreign exchange contracts	53	3	Cost of sales	2	—
Total	$57	$7		$ 2	$ (1)

				Loss recognized in income
(in millions)			Location of loss in income statement	2013	2012
Fair value hedges
Interest rate contracts			Net interest expense	$ (5)	$ (6)

Undesignated derivative instruments
Foreign exchange contracts			Other income, net	$ (1)	$ (8)

For the company’s fair value hedges, equal and offsetting gains of $5 million and $6 million were recognized in net interest expense in the first quarters of 2013 and 2012, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the first quarter of 2013 was not material.

As of March 31, 2013, $27 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

While the company’s derivatives are subject to master netting arrangements, the company presents its assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets. Based on the company’s net asset positions with the individual counterparties, all of the company’s derivative liabilities would be subject to offset by the company’s derivative assets as of March 31, 2013 and December 31, 2012. Additionally, the company is not required to post collateral for any of its outstanding derivatives.

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of March 31, 2013.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Prepaid expenses and other	$ 3	Accounts payable and accrued liabilities	$ 2
Interest rate contracts	Other long-term assets	62	Other long-term liabilities	—
Foreign exchange contracts	Prepaid expenses and other	67	Accounts payable and accrued liabilities	4
Foreign exchange contracts	Other long-term assets	14	Other long-term liabilities	2
Total derivative instruments designated as hedges		$146		$ 8

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ 37	Accounts payable and accrued liabilities	$ 9
Total derivative instruments		$183		$17

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2012.
	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$ 67	Accounts payable and accrued liabilities	$21
Foreign exchange contracts	Prepaid expenses and other	28	Accounts payable and accrued liabilities	5
Total derivative instruments designated as hedges		$ 95		$26

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ 47	Accounts payable and accrued liabilities	$11
Total derivative instruments		$142		$37

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$118	$—	$118	$ —
Interest rate hedges	65	—	65	—
Available-for-sale securities
Equity securities	19	19	—	—
Preferred stock	51	—	—	51
Foreign government debt securities	16	—	16	—
Total assets	$269	$19	$199	$ 51

Liabilities
Foreign currency hedges	$ 15	$—	$ 15	$ —
Interest rate hedges	2	—	2	—
Contingent payments related to acquisitions	409	—	—	409
Total liabilities	$426	$—	$ 17	$409

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 75	$—	$ 75	$ —
Interest rate hedges	67	—	67	—
Available-for-sale securities
Equity securities	15	15	—	—
Preferred stock	51	—	—	51
Foreign government debt securities	16	—	16	—
Total assets	$224	$15	$158	$ 51

Liabilities
Foreign currency hedges	$ 16	$—	$ 16	$ —
Interest rate hedges	21	—	21	—
Contingent payments related to acquisitions	86	—	—	86
Total liabilities	$123	$—	$ 37	$ 86

As of March 31, 2013, cash and equivalents of $2.7 billion included money market funds of approximately $1.0 billion, which would be considered Level 2 in the fair value hierarchy.

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The majority of the derivatives entered into by the company are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs are considered observable and vary depending on the type of derivative, and include contractual terms, interest rate yield curves, foreign exchange rates and volatility. The fair values of foreign government debt securities are obtained from pricing services or broker/dealers who use proprietary pricing applications, which include observable market information for like or same securities. The preferred stock is valued based upon recent transactions, as well as the financial information of the investee. The contingent payments are valued using a discounted cash flow technique that reflects management’s expectations about probability of payment, which can range from 0 to 100 percent. Significant increases or decreases in the probability of payment would result in an increase or decrease, respectively, in the fair value. The weighted-average probability used as of March 31, 2013 to re-measure the fair value of previously recorded contingent payment liabilities was approximately 60%.

At March 31, 2013, the company held available-for-sale equity securities that had an amortized cost basis and fair value of $23 million and $19 million, respectively, with $4 million of cumulative unrealized losses. At December 31, 2012, the amortized cost basis and fair value of the available-for-sale equity securities was $13 million and $15 million, respectively, with $2 million in cumulative unrealized gains.

In March 2012, the company’s Greek government debt holdings were restructured into new Greek government bonds with a notional amount of $24 million ranging in maturity from 11 to 30 years, and European Financial Stability Facility (EFSF) bonds with a notional amount of $11 million maturing in one to two years. In the first quarter of 2012, the company recorded a loss of $5 million in other income, net related to the write-down of the fair value of the original Greek government bonds of $21 million to the fair value of the new bonds of $16 million. In 2012, the company sold all of its Greek government and EFSF bond holdings. Refer to the 2012 Annual Report for more information on the company’s Greek debt holdings.

As of March 31, 2013, the cumulative unrealized gains for the company’s available-for-sale debt securities were less than $1 million.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and preferred stock.

(in millions)	Contingent payments	Preferred stock
Fair value as of December 31, 2012	$ 86	$51
Additions	325	—
Payments	(2)	—
Fair value as of March 31, 2013	$409	$51

Additions were related to contingent payment liabilities associated with the acquisition of the Inspiration / Ipsen OBI-1 business as discussed in Note 4.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized on the condensed consolidated balance sheets and the approximate fair values as of March 31, 2013 and December 31, 2012.

	Book values		Approximate fair values
(in millions)	2013	2012	2013	2012
Assets
Long-term insurance receivables	$ 2	$ 2	$ 2	$ 2
Investments	39	46	41	49

Liabilities
Short-term debt	333	27	333	27
Current maturities of long-term debt and lease obligations	377	323	389	324
Long-term debt and lease obligations	5,157	5,580	5,707	6,201
Long-term litigation liabilities	57	32	56	31

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of March 31, 2013 and December 31, 2012.

		Basis of fair value measurement
(in millions)	Fair value as of March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Long-term insurance receivables	$ 2	$—	$ 2	$—
Investments	41	—	19	22
Total assets	$ 43	$—	$ 21	$22

Liabilities
Short-term debt	$ 333	$—	$ 333	$—
Current maturities of long-term debt and lease obligations	389	—	389	—
Long-term debt and lease obligations	5,707	—	5,707	—
Long-term litigation liabilities	56	—	56	—
Total liabilities	$6,485	$—	$6,485	$—

		Basis of fair value measurement
(in millions)	Fair value as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Long-term insurance receivables	$ 2	$—	$ 2	$—
Investments	49	—	19	30
Total assets	$ 51	$—	$ 21	$30

Liabilities
Short-term debt	$ 27	$—	$ 27	$—
Current maturities of long-term debt and lease obligations	324	—	324	—
Long-term debt and lease obligations	6,201	—	6,201	—
Long-term litigation liabilities	31	—	31	—
Total liabilities	$6,583	$—	$6,583	$—

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

Investments in 2013 and 2012 included certain cost method investments and held-to-maturity debt securities.

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

8. SHAREHOLDERS’ EQUITY

Stock-based compensation

Stock compensation expense totaled $32 million and $28 million in the first quarter of 2013 and 2012, respectively. Over 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.

In March 2013, the company awarded its annual stock compensation grants, which consisted of 6.2 million stock options, 852,000 RSUs and 376,000 PSUs.

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

	Three months ended March 31,
	2013	2012
Expected volatility	25%	25%
Expected life (in years)	5.5	5.5
Risk-free interest rate	0.9%	1.0%
Dividend yield	2.6%	2.3%
Fair value per stock option	$12	$10

The total intrinsic value of stock options exercised was $61 million and $30 million during the first quarters of 2013 and 2012, respectively.

As of March 31, 2013, the unrecognized compensation cost related to all unvested stock options of $103 million is expected to be recognized as expense over a weighted-average period of 2.4 years.

Restricted Stock Units

The fair value of RSUs is determined based on the quoted price of the company’s common stock on the date of the grant. As of March 31, 2013, the unrecognized compensation cost related to all unvested RSUs of $104 million is expected to be recognized as expense over a weighted-average period of 2.5 years.

Performance Share Units

As part of an overall periodic evaluation of the company’s stock compensation programs, the company changed the vesting condition for 50% of the PSUs granted to senior management beginning with its 2013 annual equity awards. The vesting condition for the new PSUs is based on the achievement of certain internal, company-specific measures, with annual performance targets set at the beginning of the year for each tranche of the award during the three-year service period. The remaining 50% of the PSUs continued to include conditions for vesting based on Baxter stock performance relative to the company’s peer group, similar to previous years.

Compensation cost for the new PSUs will be measured based on the fair value of the awards on the date that the specific vesting terms for each tranche of the award are established. The fair value of the awards is determined based on the quoted price of the company’s stock on the grant date for each tranche of the award. The compensation cost for these PSUs will be adjusted at each reporting date to reflect the estimated probability of achieving the vesting condition.

The fair value of the remaining PSUs continues to be determined using a Monte Carlo model. The assumptions used in estimating the fair value of these PSUs granted during the period, along with the grant-date fair values, were as follows.

	Three months ended March 31,
	2013	2012
Baxter volatility	21%	24%
Peer group volatility	13% – 38%	14% – 50%
Correlation of returns	0.37 – 0.62	0.26 – 0.54
Risk-free interest rate	0.3%	0.4%
Fair value per PSU	$67	$72

As of March 31, 2013, the unrecognized compensation cost related to all granted unvested PSUs of $32 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

Stock repurchases

As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. During the three months ended March 31, 2013, the company repurchased 7.8 million shares for $534 million under the board of directors’ July 2012 $2.0 billion share repurchase authorization. As of March 31, 2013, $1.4 billion remained available under the July 2012 authorization.

9. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended March 31,
(in millions)	2013	2012
Pension benefits
Service cost	$ 34	$ 28
Interest cost	51	59
Expected return on plan assets	(64)	(72)
Amortization of net losses and other deferred amounts	62	52
Net periodic pension benefit cost	$ 83	$ 67

OPEB
Service cost	$ 2	$ 1
Interest cost	7	7
Amortization of net loss and prior service credit	2	2
Net periodic OPEB cost	$ 11	$ 10

10. INCOME TAXES

The company’s effective income tax rate was 20.3% and 19.7% in the first quarters of 2013 and 2012, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate increased during the first quarter of 2013 compared to the prior period primarily as a result of certain prior period items that favorably impacted the effective tax rate in the first quarter of 2012. These items included the impact of the prior period gain of $53 million related to the reduction of a contingent payment liability for milestones associated with the prior acquisition of Prism Pharmaceuticals, Inc. (Prism), for which there was no tax charge, and a tax benefit from the first quarter 2012 business development charges of $48 million, primarily related to an R&D charge associated with the company’s global collaboration with Momenta.

The increase in the effective tax rate from the items noted above was partially offset by current period activity. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012. The legislation retroactively extended the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. The company’s effective income tax rate in the first quarter of 2013 reflected the 2012 R&D tax credit of $8 million. Also favorably impacting the effective income tax rate in the first quarter of 2013 were tax benefits associated with a charge of $11 million related to the Venezuelan currency devaluation announced by the government of Venezuela in February 2013 and deal-related charges of $34 million for pre-acquisition costs and certain foreign currency hedging activities associated with the planned acquisition of Gambro.

11. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2013, the company’s total recorded reserves with respect to legal matters were $93 million and the total related receivables were $29 million.

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

Patent litigation

As further described in Note 13 to the company’s consolidated financial statements in the 2012 Annual Report, Baxter filed a patent infringement action against Fresenius Medical Care Holdings covering Fresenius’ 2008K hemodialysis instrument. Fresenius has appealed to the Federal Circuit whether Baxter may collect an award of $9 million in royalties and past damages and interest of $20 million in light of a United States Patent and Trademark Office determination with respect to patent invalidity.

Product liability litigation

In connection with the recall of heparin products in the United States, approximately 400 lawsuits remain pending alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. The majority of these cases are subject to settlement agreements, but remain pending while settlement documentation is being completed.

General litigation

Baxter is a defendant in a number of suits alleging that certain of the company’s current and former executive officers and its board of directors failed to adequately oversee the operations of the company and issued materially false and misleading statements regarding the company’s plasma-based therapies business, the company’s remediation of its COLLEAGUE infusion pumps, its heparin product, and other quality issues. Plaintiffs allege these actions damaged the company and its shareholders by resulting in a decline in stock price in the second quarter of 2010, payment of excess compensation to the board of directors and certain of the company’s current and former executive officers, and other damage to the company. In September 2012, a federal court dismissed a consolidated derivative suit pending in the U.S.D.C. for the Northern District of Illinois, and in October 2012, the plaintiffs appealed this dismissal to the U.S. Court of Appeals for the Seventh Circuit. An action pending in the Circuit Court of Lake County, Illinois has been stayed pending the outcome of the federal action. In addition, a consolidated alleged class action is pending in the U.S.D.C. for the Northern District of Illinois against the company and certain of its current executive officers seeking to recover the lost value of investors’ stock. In April 2013, the company filed its opposition to the plaintiff’s motion to certify a class action.

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

12. SEGMENT INFORMATION

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

The Medical Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, infusion pumps, IV nutrition products, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis, a home-based therapy, and also distributes products for hemodialysis, which is generally conducted in a hospital or clinic.

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

Included in the Medical Products segment’s pre-tax income in the first quarter of 2013 were charges related to business development activities of $17 million associated with pre-acquisition costs for the planned acquisition of Gambro. Included in the Medical Products segment’s pre-tax income in the first quarter of 2012 was the $53 million gain related to the reduction of the contingent payment liability for certain milestones associated with the 2011 acquisition of Prism and business development charges of $5 million.

Included in Corporate items in the first quarter of 2013 were currency-related charges of $17 million related to derivative instruments entered into by the company in December 2012 and January 2013 to hedge the anticipated foreign currency cash outflows associated with the planned acquisition of Gambro and $11 million related to the February 2013 devaluation of the Venezuelan currency.

Financial information for the company’s segments is as follows.

	Three months ended March 31,
(in millions)	2013	2012
Net sales
BioScience	$1,530	$1,462
Medical Products	1,918	1,926
Total net sales	$3,448	$3,388

Pre-tax income
BioScience	$ 590	$ 503
Medical Products	322	405
Total pre-tax income from segments	$ 912	$ 908

The following is a reconciliation of segment pre-tax income to income before income taxes per the condensed consolidated statements of income.

	Three months ended March 31,
(in millions)	2013	2012
Total pre-tax income from segments	$ 912	$ 908
Unallocated amounts
Stock compensation	(32)	(28)
Net interest expense	(25)	(18)
Certain foreign currency fluctuations and hedging activities	17	7
Other Corporate items	(179)	(137)
Income before income taxes	$ 693	$ 732

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three months ended March 31, 2013.

RESULTS OF OPERATIONS

NET SALES

	Three months ended March 31,		Percent change
(in millions)	2013	2012	At actual currency rates	At constant currency rates
BioScience	$1,530	$1,462	5%	5%
Medical Products	1,918	1,926	0%	(1%	)
Total net sales	$3,448	$3,388	2%	2%

	Three months ended March 31,		Percent change
(in millions)	2013	2012	At actual currency rates	At constant currency rates
International	$1,966	$1,920	2%	2%
United States	1,482	1,468	1%	1%
Total net sales	$3,448	$3,388	2%	2%

Foreign currency did not have a significant impact on net sales during the three months ended March 31, 2013, as the strengthening of the U.S. Dollar relative to the Japanese Yen and Brazilian Real were fully offset by the weakening of the U.S. Dollar relative to the Euro and certain other currencies.

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

Franchise Net Sales Reporting

Effective January 1, 2013, Baxter has transitioned to a commercial franchise structure for reporting net sales within each segment. Prior period net sales have been reclassified to reflect the new commercial franchise structure. Refer to the segment net sales discussions below for a description of each commercial franchise.

BioScience

The BioScience segment includes four commercial franchises: Hemophilia, BioTherapeutics, BioSurgery and Vaccines.

•

Hemophilia includes sales of recombinant factor VIII products and plasma-derived hemophilia products (primarily plasma-derived factor IX, factor VIII and inhibitor therapies). Recombinant and plasma-based hemophilia products were previously reported in separate product categories.

•

BioTherapeutics includes sales of the company’s liquid formulation of the antibody-replacement immunoglobulin therapies and other plasma-based therapies, such as albumin and alpha-1 antitrypsin products. Antibody therapies and other plasma-based products were previously reported in separate product categories.

•

BioSurgery consists of biological products and medical devices used in surgical procedures for hemostasis, tissue sealing, adhesion prevention and hard tissue repair, as well as soft tissue repair and microsurgery products.

•	Vaccines consists primarily of vaccines for meningitis C and tick-borne encephalitis, as well as ongoing collaborations for the development of influenza vaccines.

The following is a summary of net sales by franchise in the BioScience segment.

	Three months ended March 31,		Percent change
(in millions)	2013	2012	At actual currency rates	At constant currency rates
Hemophilia	$ 765	$ 743	3%	3%
BioTherapeutics	509	498	2%	2%
BioSurgery	172	154	12%	11%
Vaccines	84	67	25%	28%
Total BioScience net sales	$1,530	$1,462	5%	5%

Net sales in the BioScience segment increased 5% during the first quarter of 2013 (with no significant impact from foreign currency). The principal drivers impacting net sales were the following:

•

In the Hemophilia franchise, sales growth was driven primarily by strong demand in the United States for the company’s advanced recombinant therapy, ADVATE, and strength from the company’s plasma-based inhibitor bypass therapy, FEIBA.

•

In the BioTherapeutics franchise, sales increased during the first quarter of 2013 primarily due to favorable pricing for immunoglobulin therapy, and improved pricing and demand for albumin and alpha-1 products (for treatment of hereditary emphysema).

•

In the BioSurgery franchise, sales growth was primarily driven by the favorable impact of a full quarter of sales related to Synovis Life Technologies, Inc. (Synovis), a biological and mechanical products company, which Baxter acquired during the first quarter of 2012, and strong sales of the company’s surgical sealant TISSEEL.

•

In the Vaccines franchise, sales growth during the first quarter of 2013 was primarily driven by higher international sales of FSME-IMMUN (a tick-borne encephalitis vaccine) and milestone payments from ongoing collaborations for the development of influenza vaccines.

Medical Products

The Medical Products segment includes four commercial franchises: Fluid Systems, Renal, Specialty Pharmaceuticals, and BioPharma Solutions.

•

Fluid Systems principally includes IV therapies, infusion pumps, administration sets and premixed drugs platforms. IV therapies were previously reported with nutrition products in IV Therapies, and Infusion Systems and Global Injectables were previously reported in separate product categories.

•	Renal consists of peritoneal dialysis (PD) and hemodialysis (HD) therapies.

•

Specialty Pharmaceuticals principally includes nutrition and anesthesia products. Nutrition products were previously reported within the IV Therapies product category and anesthesia products were previously reported as a separate product category.

•

BioPharma Solutions principally includes sales from the pharmaceutical partnering business and pharmacy compounding services, which were previously reported with the Global Injectables product category.

The following is a summary of net sales by franchise in the Medical Products segment.

	Three months ended March 31,		Percent change
(in millions)	2013	2012	At actual currency rates		At constant currency rates
Fluid Systems	$ 740	$ 720	3%		2%
Renal	590	588	0%		1%
Specialty Pharmaceuticals	363	368	(1%	)	(2%	)
BioPharma Solutions	225	250	(10%	)	(11%	)
Total Medical Products net sales	$1,918	$1,926	0%		(1%	)

Net sales in the Medical Products segment during the first quarter of 2013 were flat compared to the prior period (with a favorable foreign currency impact of 1 percentage point). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•

In the Fluid Systems franchise, sales growth was primarily driven by increased sales of cyclophosphamide (a generic oncology drug) due to favorable price improvements in the United States. Also contributing to sales growth was an increase in sales volumes for IV solutions products primarily due to competitor supply issues in the United States. Sales growth was partially offset by lower infusion pump and access set sales as the company substantially completed the activities in the United States associated with the COLLEAGUE infusion pump recall in July 2012.

•

For sales in the Renal franchise, the favorable impact of growth in the number of PD patients in the United States, Asia and Latin America was mostly offset by government austerity measures and lower HD sales.

•

In the Specialty Pharmaceuticals franchise, sales were unfavorably impacted by lower demand for SUPRANE (desflurane) in the United States. Also contributing to the decrease in sales were lower sales of nutrition products due to supply constraints in the United States. Partially offsetting these factors was the favorable impact from growth in international sales of anesthetics driven by increased penetration in new markets.

•

Sales in the BioPharma Solutions franchise declined during the first quarter of 2013 as a result of constraints and delayed shipments from the company’s Bloomington, Indiana facility, which have been resolved. The company anticipates that shipments during the remainder of the year will recover from the first quarter of 2013.

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended March 31,
(as a percentage of net sales)	2013	2012	Change
Gross margin	50.9%	50.6%	0.3 pts
Marketing and administrative expenses	23.1%	22.2%	0.9 pts

Gross Margin

The gross margin percentage in the first quarter of 2013 was favorably impacted by sales growth in higher margin products in the BioScience and Medical Products segments, and milestone payments from ongoing collaborations for the development of influenza vaccines. Also contributing to the increase in the gross margin percentage in 2013 was the favorable impact from prior period business development charges. These margin improvements were partially offset by several factors, including increased pension expense, an acceleration of certain inventory-related costs, government austerity measures and the impact of the medical device excise tax in 2013 related to U.S. healthcare reform.

Marketing and Administrative Expenses

The increase in the marketing and administrative expense ratio in the first quarter of 2013 was principally due to pre-acquisition costs of $17 million incurred during the first quarter of 2013 for the planned acquisition of Gambro AB (Gambro), an increase in pension expense and increased spending on marketing and promotional programs in advance of certain key product launches. The factors identified above were partially offset by savings from the company’s business optimization initiatives and the company’s continued focus on controlling discretionary spending.

RESEARCH AND DEVELOPMENT

	Three months ended March 31,
(in millions)	2013	2012	Percent change
Research and development expenses	$246	$269	(9%	)
As a percentage of net sales	7.1%	7.9%

Research and development (R&D) expenses decreased by $23 million in the first quarter of 2013 primarily as a result of a prior period R&D charge of $33 million associated with the company’s global collaboration with Momenta Pharmaceuticals, Inc. (Momenta) to develop and commercialize follow-on biologic products. Excluding the impact of this prior period charge, R&D expenses increased as a result of the company’s continued investment in a number of R&D programs across the product pipeline. Refer to the 2012 Annual Report for a discussion of the company’s R&D pipeline.

NET INTEREST EXPENSE

Net interest expense was $25 million and $18 million in the first quarters of 2013 and 2012, respectively. The increase in the first three months of 2013 was principally driven by an increase in debt from the issuances of $700 million 2.40% senior unsecured notes and $300 million 3.65% senior unsecured notes in August 2012, as well as the amortization of deferred financing fees associated with the January 2013 bridge loan facility entered into in connection with the planned acquisition of Gambro. Additionally, the company had lower interest income due to the collection of past-due receivables in Spain during 2012. Partially offsetting the above items was an increase in interest capitalized primarily driven by additional capital spending on key projects.

OTHER INCOME, NET

Other income, net was $3 million and $57 million in the first quarters of 2013 and 2012, respectively. In 2013, other income, net included currency-related charges of $17 million related to derivative instruments entered into by the company in December 2012 and January 2013 to hedge the anticipated foreign currency cash outflows associated with the planned acquisition of Gambro and $10 million related to the February 2013 devaluation of the Venezuelan currency. In 2012, other income, net included a gain of $53 million related to the reduction of a contingent payment liability for certain milestones associated with the 2011 acquisition of Prism Pharmaceuticals, Inc. (Prism).

Also included in other income, net were other amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency, and gains from the sale of certain assets.

PRE-TAX INCOME

Refer to Note 12 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience

Pre-tax income increased 17% in the first quarter of 2013. Included in pre-tax income during the prior period were charges related to business development activities of $43 million, which principally related to an R&D charge associated with the company’s global collaboration with Momenta and other acquisition-related costs.

In addition to the impact of the prior period item above, pre-tax income during the first quarter of 2013 increased primarily due to sales growth of higher margin products and the receipt of milestone payments related to ongoing collaborations for the development of influenza vaccines, partially offset by an increase in spending on R&D and increased spending on marketing and promotional programs.

Medical Products

Pre-tax income decreased 20% in the first quarter of 2013. Included in pre-tax income during the first quarter of 2013 were business development charges of $17 million associated with pre-acquisition costs for the planned acquisition of Gambro. Additionally, pre-tax income in the first quarter of 2012 included a gain of $53 million related to the reduction of a contingent payment liability for certain milestones associated with the 2011 acquisition of Prism and business development charges of $5 million.

In addition to the unfavorable impact of the above items, pre-tax income during the first quarter of 2013 further declined as the favorable impact of sales growth of higher margin products was more than offset by the performance in the BioPharma Solutions franchise, as described above, and an increase in marketing and administrative expenses.

Other

Certain income and expense amounts are not allocated to a segment. These amounts are detailed in the table in Note 12 and primarily include net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and certain foreign currency hedging activities, corporate headquarters costs, stock compensation expense, income and expense related to certain non-strategic investments, certain employee benefit plan costs and certain nonrecurring gains and losses. Also included in these items in the first quarter of 2013 were currency-related charges of $17 million related to derivative instruments entered into by the company in December 2012 and January 2013 to hedge the anticipated foreign currency cash outflows associated with the planned acquisition of Gambro and $11 million related to the February 2013 devaluation of the Venezuelan currency.

INCOME TAXES

The company’s effective income tax rate was 20.3% and 19.7% in the first quarters of 2013 and 2012, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate increased during the first quarter of 2013 compared to the prior period primarily as a result of certain prior period items that favorably impacted the effective tax rate in the first quarter of 2012. These items included the impact of the prior period gain of $53 million related to the reduction of a contingent payment liability for milestones associated with the prior acquisition of Prism, for which there was no tax charge, and a tax benefit from the first quarter 2012 business development charges of $48 million, primarily related to an R&D charge associated with the company’s global collaboration with Momenta.

The increase in the effective tax rate from the items noted above was partially offset by current period activity. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012. The legislation retroactively extended the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. The company’s effective income tax rate in the first quarter of 2013 reflected the 2012 R&D tax credit of $8 million. Also favorably impacting the effective income tax rate in the first quarter of 2013 were tax benefits associated with a charge of $11 million related to the Venezuelan currency devaluation announced by the government of Venezuela in February 2013 and deal-related charges of $34 million for pre-acquisition costs and certain foreign currency hedging activities associated with the planned acquisition of Gambro.

The company anticipates that the effective tax rate for the full-year 2013 will be approximately 22%, excluding the impact of audit developments and other special items.

INCOME AND EARNINGS PER DILUTED SHARE

Net income was $552 million, or $1.00 per diluted share, for the first quarter of 2013 and $588 million, or $1.04 per diluted share, in the prior year quarter. The significant factors and events contributing to the changes are discussed above. Additionally, net income per diluted share was positively impacted by the company’s stock repurchase program, including the repurchase of 7.8 million shares during the first three months of 2013. Refer to Note 8 for further information regarding the company’s stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from operations

Cash flows from operations decreased during the first quarter of 2013 as compared to the prior year period, totaling $386 million in 2013 and $446 million in 2012. The change in cash flows from operations was impacted by the factors discussed below, as well as the unfavorable impact of lower earnings (before non-cash items and adjustments). Included in other non-cash items and adjustments in the first quarter of 2012 was an R&D charge of $33 million related to the upfront payment for the execution of the Momenta collaboration, which has been included in cash flows from investing activities. The company had previously classified this payment as cash flows from operations during the first quarter of 2012.

Accounts Receivable

Cash inflows relating to accounts receivable increased during the first quarter of 2013 as compared to the prior year period, primarily due to collections of past due balances in certain markets outside of the United States. However, days sales outstanding increased from 53.3 days as of December 31, 2012 to 53.6 days as of March 31, 2013 as longer collection periods in certain international markets were partially offset by a favorable impact from foreign currency.

Inventories

Cash outflows relating to inventories increased in 2013 as compared to the prior year. The following is a summary of inventories as of March 31, 2013 and December 31, 2012, as well as annualized inventory turns for the first quarters of 2013 and 2012, by segment.

	Inventories		Annualized inventory turns for the three months ended March 31,
	March 31,	December 31,
(in millions, except inventory turn data)	2013	2012	2013	2012
BioScience	$1,863	$1,745	1.24	1.36
Medical Products	1,100	1,058	3.79	3.94
Total company	$2,963	$2,803	2.18	2.33

The increase in inventories and the associated decrease in inventory turns in 2013 were principally due to higher levels of plasma protein-related inventories in the BioScience segment to meet growing demand, as well as higher inventory levels for the Renal and Specialty Pharmaceuticals franchises in the Medical Products segment.

Other

Cash outflows related to accounts payable and accrued liabilities were $299 million in the first three months of 2013 compared to $288 million in the first three months of 2012, with the increase primarily driven by the settlement of certain interest rate contracts during the first quarter of 2013.

Payments related to the execution of the COLLEAGUE infusion pump recall and the company’s business optimization initiatives decreased from $84 million in the first three months of 2012 to $26 million in the first three months of 2013 as the company substantially completed its recall activities in the United States in July 2012. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump recall and the business optimization initiatives.

Cash flows from operations were favorably impacted by $4 million and $53 million from changes in other balance sheet items during the three months ended March 31, 2013 and 2012, respectively, with the decrease principally related to cash outflows associated with hedging activities in the first quarter of 2013.

Cash flows from investing activities

Capital Expenditures

Capital expenditures increased by $53 million in the first quarter of 2013, from $239 million in 2012 to $292 million in 2013. The company’s investments in capital expenditures in 2013 were primarily driven by additional investments in support of new and existing product capacity expansions in the BioScience segment, including the construction of the company’s new manufacturing facility in Covington, Georgia. The company also invested in projects that enhance the company’s cost structure and manufacturing capabilities and support the company’s strategy of geographic expansion with select investments in growing markets.

In addition, the company continues to invest to support an ongoing strategic focus on R&D with the expansion of facilities, pilot manufacturing sites and laboratories. Capital expenditures also included the company’s multi-year initiative to implement a global enterprise resource planning system designed to consolidate and standardize business processes, data and systems.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $67 million in the first quarter of 2013 principally related to the acquisition of the investigational hemophilia compound OBI-1 and related assets from Inspiration BioPharmaceuticals, Inc. and Ipsen Pharma S.A.S. Refer to Note 4 for further information about this acquisition.

Cash outflows in the first quarter of 2012 included $304 million associated with the acquisition of Synovis and $33 million for the upfront payment to execute the Momenta collaboration.

Other

Cash inflows from other investing activities included the sale of certain assets in the first quarter of 2013 and sales and maturities of certain investments in the first quarter of 2012.

Cash flows from financing activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations totaled $7 million in the first quarter of 2013 and primarily related to the issuance of commercial paper during the three months ended March 31, 2013, offset by the repayment of $300 million of 1.8% senior unsecured notes that matured in March 2013. Net cash inflows related to debt and other financing obligations totaled $59 million in the first quarter of 2012 and primarily related to the issuance of commercial paper in the first quarter of 2012.

Other Financing Activities

Cash dividend payments totaled $246 million and $188 million in the first quarters of 2013 and 2012, respectively. The increase in cash dividend payments was primarily due to an approximate 34% increase in the quarterly dividend rate compared to the prior year period, as announced in July 2012, partially offset by the impact of a lower number of common shares outstanding as a result of the company’s stock repurchase program. In February 2013, the board of directors declared a quarterly dividend of $0.45 per share, which was paid on April 1, 2013 to shareholders of record as of March 8, 2013.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans increased by $35 million, from $161 million in the first quarter of 2012 to $196 million in the first quarter of 2013, primarily due to increases in stock option exercises and the weighted-average exercise price of the stock options that were exercised.

Stock repurchases totaled $534 million and $575 million in the first quarters of 2013 and 2012, respectively. As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the board of directors authorized repurchases of up to $2.0 billion of the company’s common stock. As of March 31, 2013, $1.4 billion remained available under the July 2012 authorization.

CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS

Credit facilities

The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in June 2015. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $388 million as of March 31, 2013, which matures in October 2013. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. As of March 31, 2013, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of these facilities as of March 31, 2013. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

In January 2013, Baxter entered into an agreement related to a 364-day bridge loan facility with a maximum capacity of $3.1 billion in connection with the planned acquisition of Gambro. The terms of the bridge loan facility are substantially similar to the terms of the company’s primary revolving credit facility. The company intends to finance the transaction with off-shore cash and the issuance of at least $3.0 billion of debt. The company does not anticipate utilizing the bridge loan facility; however, the facility remains available if necessary.

Refer to Note 7 to the company’s consolidated financial statements in the 2012 Annual Report for further discussion of the company’s credit facilities.

Access to capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.7 billion of cash and equivalents as of March 31, 2013, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions. The company plans to issue at least $3.0 billion of debt in the second quarter of 2013 to fund the planned acquisition of Gambro, which will significantly increase the company’s outstanding debt.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of March 31, 2013, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $405 million (of which $69 million related to Greece). While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit ratings

There were no changes in the company’s credit ratings in the first three months of 2013. Refer to the 2012 Annual Report for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2012 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2012 Annual Report. Other than changes required due to the issuance of new accounting pronouncements, there have been no significant changes in the company’s application of its critical accounting policies during the first quarter of 2013.

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

CERTAIN REGULATORY MATTERS

In April 2013, the company received a Warning Letter from the U.S. Food and Drug Administration (FDA) regarding the 510(k) clearance status of modifications to the SIGMA Spectrum Infusion Pump. The company is working with FDA to resolve this matter.

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

Please see Item 1A of the 2012 Annual Report for additional discussion of regulatory matters and how they may impact the company.

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, credit exposure to foreign governments, contingent payments, estimates of liabilities, the company’s exposure to financial market volatility and foreign currency and interest rate risks, business development activities, the pending Gambro acquisition, including its expected closing and financing, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility, the adequacy of credit facilities and reserves, the effective tax rate in 2013, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including:

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

•	future actions of third parties, including third-party payors, as healthcare reform and other similar measures are implemented in the United States and globally;

•	the company’s ability to identify business development and growth opportunities;

•	receipt of regulatory approvals, including multiple antitrust approvals, and satisfaction of closing conditions related to the pending Gambro acquisition;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•

future actions of FDA, the European Medicines Agency or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;

•	fluctuations in foreign exchange and interest rates;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of its business optimization and transformation initiatives;

•	the successful implementation of the company’s global enterprise resource planning system;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, governmental collaborations and other business development activities;

•	changes in credit agency ratings;

•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in certain countries in which the company operates; and

•

other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described in Item 1A in the company’s Annual Report on Form 10-K for the year ended December 31, 2012, all of which are available on the company’s website.

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2013 is 21 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies. In the fourth quarter of 2012, the company entered into option contracts with a total notional amount of $2.8 billion to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Gambro. In the first quarter of 2013, the company entered into an additional $900 million of Gambro-related option contracts.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company. Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which resulted in a charge of $11 million during the first quarter of 2013. As of March 31, 2013, the company’s subsidiary in Venezuela had net assets of $29 million denominated in the Venezuelan Bolivar. In the first quarter of 2013, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at March 31, 2013, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $65 million would increase by $58 million. Included in these amounts is the net asset balance, net-of-tax, of the Gambro-related option contracts of $18 million, which would increase by $127 million.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at March 31, 2013 by replacing the actual exchange rates at March 31, 2013 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2012 Annual Report. There were no significant changes during the quarter ended March 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2013. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

In the second quarter of 2010, the company began the implementation of a new global enterprise resource planning system. In addition, the company is consolidating and outsourcing certain computer operations and application support activities. These multi-year initiatives will be conducted in phases and include modifications to the design and operation of controls over financial reporting. The company is testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and has monitoring controls in place over the implementation of these changes. There have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013 and 2012 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2013, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2013 and 2012 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income, of comprehensive income, of cash flows and of changes in equity for the year then ended, and in our report dated February 21, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

May 1, 2013

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Item 1, Note 11 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about the company’s common stock repurchases during the three-month period ended March 31, 2013.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
January 1, 2013 through January 31, 2013	1,223,200	$67.42	1,223,200
February 1, 2013 through February 28, 2013	2,982,600	$68.39	2,982,600
March 1, 2013 through March 31, 2013	3,596,000	$68.93	3,596,000
Total	7,801,800	$68.49	7,801,800	$1,399,028,548

(1)	In July 2012, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. During the first quarter of 2013, the company repurchased 7.8 million shares for $534 million under this program. This program does not have an expiration date.

Item 6. Exhibits

Exhibit Index:

Exhibit Number	Description
10.1	Baxter International Inc. Non-Employee Director Compensation Plan (as amended and restated effective January 1, 2013) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed on February 21, 2013).

10.2	364-Day Credit Agreement dated as of January 25, 2013, among Baxter International Inc, the financial institutions named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A. as Syndication Agents, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner and Deutsche Bank Securities Inc., UBS AG, Stamford Branch, Credit Suisse AG, and Royal Bank of Scotland Plc, as Documentation Agents (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed on January 29, 2013).

15*	Letter Re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: May 1, 2013	By:	/s/ Robert J. Hombach
Robert J. Hombach
Corporate Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)