Form 10-Q
period 2013-06-30
BAXTER INTERNATIONAL INC
filed 2013-07-31
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☑

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 29, 2013 was 542,786,732 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$3,669	$3,572	$7,117	$6,960
Cost of sales	1,730	1,700	3,422	3,374
Gross margin	1,939	1,872	3,695	3,586
Marketing and administrative expenses	838	789	1,633	1,541
Research and development expenses	273	306	519	575
Net interest expense	17	22	42	40
Other expense (income), net	68	(62)	65	(119)
Income before income taxes	743	817	1,436	1,549
Income tax expense	153	156	294	300
Net income	$ 590	$ 661	$1,142	$1,249

Net income per common share
Basic	$ 1.09	$ 1.20	$ 2.10	$ 2.25

Diluted	$ 1.07	$ 1.19	$ 2.07	$ 2.24

Weighted-average number of common shares outstanding
Basic	543	550	543	554

Diluted	549	553	550	558

Cash dividends declared per common share	$0.490	$0.335	$0.940	$0.670

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$590	$661	$1,142	$1,249
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax (benefit) expense of ($11) and ($29) for the three months ended June 30, 2013 and 2012, respectively, and ($4) and $2 for the six months ended June 30, 2013 and 2012, respectively	(30)	(322)	(54)	(221)
Pension and other employee benefits, net of tax expense of $20 for both the three months ended June 30, 2013 and 2012, and $44 and $39 for the six months ended June 30, 2013 and 2012, respectively	32	41	77	73
Hedging activities, net of tax (benefit) expense of ($8) and ($3) for the three months ended June 30, 2013 and 2012, respectively, and $11 and $0 for the six months ended June 30, 2013 and 2012, respectively	(13)	(4)	23	1
Other, net of tax expense (benefit) of $2 and ($2) for the three months ended June 30, 2013 and 2012, respectively, and $0 for both the six months ended June 30, 2013 and 2012	3	(3)	(1)	1
Total other comprehensive (loss) income, net of tax	(8)	(288)	45	(146)
Comprehensive income	$582	$373	$1,187	$1,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		June 30, 2013	December 31, 2012
Current assets	Cash and equivalents	$ 5,989	$ 3,270
	Accounts and other current receivables, net	2,342	2,425
	Inventories	3,069	2,803
	Prepaid expenses and other	785	762
	Total current assets	12,185	9,260
Property, plant and equipment, net		6,361	6,098
Other assets	Goodwill	2,498	2,502
	Other intangible assets, net	1,053	814
	Other	1,654	1,716
	Total other assets	5,205	5,032
Total assets		$23,751	$20,390

Current liabilities	Short-term debt	$ 33	$ 27
	Current maturities of long-term debt and lease obligations	378	323
	Accounts payable and accrued liabilities	4,105	4,409
	Total current liabilities	4,516	4,759
Long-term debt and lease obligations		8,624	5,580
Other long-term liabilities		3,296	3,073
Commitments and contingencies
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2013 and 2012	683	683
	Common stock in treasury, at cost, 140,880,873 shares in 2013 and 137,281,399 shares in 2012	(7,915)	(7,592)
	Additional contributed capital	5,762	5,769
	Retained earnings	11,517	10,888
	Accumulated other comprehensive loss	(2,765)	(2,810)
	Total Baxter shareholders’ equity	7,282	6,938
	Noncontrolling interests	33	40
	Total equity	7,315	6,978
Total liabilities and equity		$23,751	$20,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Six months ended June 30,
		2013	2012
Cash flows from operations	Net income	$1,142	$1,249
	Adjustments
	Depreciation and amortization	366	355
	Deferred income taxes	(63)	119
	Stock compensation	72	63
	Realized excess tax benefits from stock issued under employee benefit plans	(19)	(8)
	Other	54	(84)
	Changes in balance sheet items
	Accounts and other current receivables, net	12	114
	Inventories	(306)	(100)
	Accounts payable and accrued liabilities	(171)	(229)
	Business optimization and infusion pump payments	(52)	(163)
	Other	114	98
	Cash flows from operations	1,149	1,414
Cash flows from investing activities	Capital expenditures	(639)	(503)
	Acquisitions and investments	(87)	(379)
	Other investing activities	10	74
	Cash flows from investing activities	(716)	(808)
Cash flows from financing activities	Issuances of debt, net of issuance costs	3,489	12
	Payments of obligations	(304)	(5)
	Increase in debt with original maturities of three months or less, net	—	125
	Cash dividends on common stock	(490)	(374)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	341	180
	Purchases of treasury stock	(717)	(960)
	Other	(24)	(102)
	Cash flows from financing activities	2,295	(1,124)
Effect of currency exchange rate changes on cash and equivalents		(9)	(34)
Increase (decrease) in cash and equivalents		2,719	(552)
Cash and equivalents at beginning of period		3,270	2,905
Cash and equivalents at end of period		$5,989	$2,353

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

The company has classified the 2012 upfront payments of $33 million and $25 million for the execution of agreements with Momenta Pharmaceuticals, Inc. (Momenta) and Chatham Therapeutics, LLC (Chatham), respectively, as cash flows from investing activities. The company had previously classified these payments as cash flows from operations during the first half of 2012.

Changes in accounting standards

Effective January 1, 2013, the company has prospectively adopted new accounting guidance that requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the consolidated statement of income. Refer to Note 2 for related disclosures.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Interest expense, net of capitalized interest	$24	$27	$55	$54
Interest income	(7)	(5)	(13)	(14)
Net interest expense	$17	$22	$42	$40

Inventories

(in millions)	June 30, 2013	December 31, 2012
Raw materials	$ 778	$ 765
Work in process	990	898
Finished goods	1,301	1,140
Inventories	$3,069	$2,803

Property, plant and equipment, net

(in millions)	June 30, 2013	December 31, 2012
Property, plant and equipment, at cost	$12,111	$11,869
Accumulated depreciation and amortization	(5,750)	(5,771)
Property, plant and equipment (PP&E), net	$ 6,361	$ 6,098

Accumulated other comprehensive income (AOCI)

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, currency translation adjustments (CTA), pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. The following is a net-of-tax summary of the changes in AOCI by component for the six months ended June 30, 2013.

(in millions)	Currency translation adjustments	Pension and other employee benefits	Hedging activities	Other	Total
Gains (losses)
Balance as of December 31, 2012	($1,227)	($1,619)	($5)	$41	($2,810)
Other comprehensive income before reclassifications	(54)	(6)	41	(1)	(20)
Amounts reclassified from AOCI (a)	—	83	(18)	—	65
Net other comprehensive income	(54)	77	23	(1)	45
Balance as of June 30, 2013	($1,281)	($1,542)	$18	$40	($2,765)

(a)	See table below for details about the reclassifications for the six months ended June 30, 2013.

The following is a summary of the amounts reclassified from AOCI to net income during the three and six months ended June 30, 2013.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2013		Six months ended June 30, 2013		Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other	($63	) (b)	($127	) (b)

	(63)		(127)		Total before tax
	22		44		Tax benefit

	($41)		($ 83)		Net of tax

Gains (losses) on hedging activities
Interest rate contracts	$11		$ 11		Net interest expense
Foreign exchange contracts	(1)		(1)		Net sales
Foreign exchange contracts	16		18		Cost of sales

	26		28		Total before tax
	(9)		(10)		Tax expense

	$17		$ 18		Net of tax

Total reclassification for the period	($24)		($ 65)		Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 9.

Refer to Note 9 for additional information regarding the amortization of pension and other employee benefits items and Note 7 for additional information regarding hedging activity.

Gambro AB

In December 2012, Baxter entered into a definitive agreement to acquire Gambro AB (Gambro), a privately held dialysis product company based in Lund, Sweden. Gambro is a global medical technology company focused on developing, manufacturing and supplying dialysis products and therapies for patients with acute or chronic kidney disease. The transaction will provide Baxter with a broad and complementary dialysis product portfolio, while further advancing the company’s geographic footprint in the dialysis business. In addition, the company will augment its product pipeline by adding Gambro’s next-generation monitors, dialyzers, devices and dialysis solutions. Under the terms of the agreement, Baxter will provide total consideration of approximately $4 billion for the acquisition, excluding adjustments for net indebtedness and working capital at the time of closing. The transaction is expected to close during the third quarter of 2013, subject to regulatory approvals and other closing conditions, which may include the potential sale or disposal of assets.

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

The following is a reconciliation of basic shares to diluted shares.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Basic shares	543	550	543	554
Effect of dilutive securities	6	3	7	4
Diluted shares	549	553	550	558

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted unvested PSUs. The computation of diluted EPS excluded stock options to purchase 6 million shares for both the second quarter and the six months ended June 30, 2013, and 23 million shares for both the second quarter and the six months ended June 30, 2012, because their inclusion would have had an anti-dilutive effect on diluted EPS.

4. ACQUISITIONS AND COLLABORATIONS

The company incurred pre-acquisition costs of $40 million in the first half of 2013 related to the planned acquisition of Gambro, which the company recorded in marketing and administrative expenses.

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

The company substantially completed its valuation of consideration transferred and intangible assets during the second quarter of 2013. As a result, Baxter has adjusted its preliminary estimates for the fair value of consideration transferred and assets acquired and liabilities assumed as of the acquisition date to reflect the valuation of these items. The measurement period adjustments resulted in a reduction to consideration transferred of $58 million, and reductions of $55 million and $3 million to other intangible assets and goodwill, respectively.

The following table summarizes the updated estimated fair value of consideration transferred and the recognized amounts of the assets acquired and liabilities assumed as of the acquisition date for the Inspiration / Ipsen OBI-1 business.

2013
(in millions)	Inspiration / Ipsen OBI-1 Business
Consideration transferred
Cash	$ 51
Contingent payments	267
Fair value of consideration transferred	$318

Assets acquired and liabilities assumed
Other intangible assets	$288
Other assets, net	25
Goodwill	5
Total assets acquired and liabilities assumed	$318

The estimated fair value of total contingent payment liabilities at the acquisition date was $267 million, based on the probability of achieving the specified milestones and sales-based payments and the discounting of expected future cash flows, and was recorded in other long-term liabilities as part of the consideration transferred. The fair value of the contingent payment liabilities will be re-measured on a recurring basis with changes in the estimated fair value recognized in earnings.

Goodwill of $5 million principally includes the expected value associated with the assembled workforce in the acquired manufacturing facility. The goodwill is deductible for tax purposes. Other intangible assets of $288 million relate to acquired in-process research and development (IPR&D) associated with OBI-1 and have been accounted for as indefinite-lived intangible assets. If regulatory approvals are obtained, the IPR&D assets will be amortized over the estimated economic life of the product, and the amortization expense will be recorded in cost of sales.

The results of operations, assets and liabilities of the Inspiration / Ipsen OBI-1 business are included in the BioScience segment, and the goodwill is also included in this reporting unit. Pro forma financial information has not been included because the results of the acquired business are not material to the company’s results of operations.

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Impairment tests for goodwill and intangible assets not subject to amortization are performed annually in the fourth quarter, or sooner if indicators of impairment exist. Intangible assets subject to amortization are tested for impairment when indicators of impairment exist.

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	BioScience	Medical Products	Total
Balance as of December 31, 2012	$975	$1,527	$2,502
Additions	5	—	5
Currency translation and other adjustments	(2)	(7)	(9)
Balance as of June 30, 2013	$978	$1,520	$2,498

Goodwill additions related to the acquisition of the Inspiration / Ipsen OBI-1 business in the first quarter of 2013, and were updated to reflect the measurement period adjustments recorded in the second quarter of 2013. Refer to Note 4 for additional information regarding this acquisition. As of June 30, 2013, there were no accumulated goodwill impairment losses.

Other intangible assets, net

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. The company also has intangible assets not subject to amortization, which include a trademark with an indefinite life and certain acquired IPR&D associated with products that have not yet received regulatory approval.

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
June 30, 2013
Gross other intangible assets	$1,156	$279	$309	$1,744
Accumulated amortization	(579)	(112)	—	(691)
Other intangible assets, net	$ 577	$167	$309	$1,053

December 31, 2012
Gross other intangible assets	$1,192	$280	$ 22	$1,494
Accumulated amortization	(578)	(102)	—	(680)
Other intangible assets, net	$ 614	$178	$ 22	$ 814

The amortization expense for these intangible assets was $25 million and $26 million in the three months ended June 30, 2013 and 2012, respectively, and $50 million for both the six months ended June 30, 2013 and 2012. The anticipated annual amortization expense for intangible assets recorded and currently subject to amortization as of June 30, 2013 is $100 million in 2013, $97 million in 2014, $95 million in 2015, $91 million in 2016, $73 million in 2017 and $65 million in 2018.

The increase in indefinite-lived intangible assets in the first six months of 2013 was primarily related to the acquisition of the Inspiration / Ipsen OBI-1 business in the first quarter of 2013, which included $288 million of IPR&D as updated for measurement period adjustments recorded in the second quarter of 2013. Refer to Note 4 for additional information regarding this acquisition.

6. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion pump charges

From 2005 through 2012, the company recorded total charges and adjustments of $888 million related to COLLEAGUE and SYNDEO infusion pumps, including $742 million of cash costs and $146 million principally related to asset impairments. The company had $127 million of the cash reserves remaining as of December 31, 2012. Refer to Note 6 to the company’s consolidated financial statements in the 2012 Annual Report for further information about the COLLEAGUE and SYNDEO charges and adjustments.

The following table summarizes cash activity in the company’s COLLEAGUE infusion pump reserves through June 30, 2013.

(in millions)
Reserves as of December 31, 2012	$127
Utilization	(10)
Reserves as of June 30, 2013	$117

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

Business optimization charges

From 2009 through 2012 the company recorded total charges of $678 million primarily related to costs associated with optimizing the company’s overall cost structure on a global basis, as the company streamlined its international operations, rationalized its manufacturing facilities, enhanced its general and administrative infrastructure and, in 2012, re-aligned certain R&D activities. The total charges included cash costs of $507 million, principally pertaining to severance and other employee-related costs, and $171 million related to asset impairments. The company had $220 million of the cash reserves remaining as of December 31, 2012. Refer to the 2012 Annual Report for further information about these charges.

In the second quarter of 2013, the company recorded a charge of $18 million related to contract termination and other exit costs associated with the discontinuation of the company’s Alzheimer’s program. Additionally, in the second quarter of 2013, the company recorded adjustments of $20 million to previous business optimization reserves that are no longer probable of being utilized.

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserves as of December 31, 2012	$220
Charges	18
Reserve adjustments	(20)
Utilization	(42)
CTA	4
Reserves as of June 30, 2013	$180

The reserves are expected to be substantially utilized by the end of 2014. The company believes that these reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

7. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Sold receivables at beginning of period	$ 120	$ 133	$ 157	$ 160
Proceeds from sales of receivables	131	158	255	300
Cash collections (remitted to the owners of the receivables)	(123)	(146)	(264)	(304)
Effect of currency exchange rate changes	1	9	(19)	(2)
Sold receivables at end of period	$ 129	$ 154	$ 129	$ 154

The net losses relating to the sales of receivables were immaterial for each period. Refer to the 2012 Annual Report for further information regarding the company’s securitization agreements.

Significant debt issuances

In June 2013, the company issued $500 million of floating rate senior notes maturing in December 2014, $500 million of senior notes bearing a coupon rate of 0.95% and maturing in June 2016, $750 million of senior notes bearing a coupon rate of 1.85% and maturing in June 2018, $1.25 billion of senior notes bearing a coupon rate of 3.2% and maturing in June 2023, and $500 million of senior notes bearing a coupon rate of 4.5% and maturing in June 2043. The interest rate on the floating rate senior notes was 0.45% as of June 30, 2013.

Approximately $3.0 billion of the net proceeds of these debt issuances will be used to finance the acquisition of Gambro and the remainder has been and will be used for general corporate purposes, including the repayment of commercial paper. The issued notes contain a special mandatory redemption clause that will require the company to redeem all of the notes issued at 101% of their principal amount (with the exception of the 2018 notes) in the event that the company does not complete the Gambro acquisition prior to March 17, 2014 or the purchase agreement is terminated.

Credit facilities and commercial paper

As of June 30, 2013 and December 31, 2012, there were no outstanding borrowings under the company’s primary and Euro-denominated revolving credit facilities. Refer to Note 7 to the company’s consolidated financial statements in the 2012 Annual Report for further discussion of the company’s credit facilities.

During the first six months of 2013, the company issued and redeemed commercial paper, with no balance outstanding as of both June 30, 2013 and December 31, 2012.

In January 2013, Baxter entered into an agreement related to a 364-day bridge loan facility with a maximum capacity of $3.1 billion in support of the planned acquisition of Gambro. This facility was terminated in the second quarter of 2013 as a result of the company’s June 2013 issuance of debt. The company recognized a $13 million expense related to bridge loan facility structuring and commitment fees in other expense (income), net during the second quarter of 2013.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of June 30, 2013, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $414 million (of which $49 million related to Greece).

Global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. Governmental actions and customer-specific factors may also require the company to re-evaluate the collectibility of its receivables and the company could potentially incur additional credit losses. These conditions may also impact the stability of the Euro.

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

The notional amounts of foreign exchange contracts were $1.9 billion and $1.5 billion as of June 30, 2013 and December 31, 2012, respectively. The notional amount of interest rate contracts designated as cash flow hedges outstanding as of December 31, 2012 was $250 million. There were no interest rate contracts designated as cash flow hedges outstanding as of June 30, 2013. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of June 30, 2013 is 18 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $500 million as of both June 30, 2013 and December 31, 2012.

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

In the first half of 2013, the company had $1 billion of interest rate contracts designated as cash flow hedges that matured or were terminated, resulting in a net gain of $5 million that was deferred in AOCI. In the second quarter of 2013, the company determined that certain forecasted transactions associated with these contracts were no longer probable of occurring and therefore dedesignated the hedge relationship, which, together with ineffectiveness, resulted in the immediate reclassification of a net gain of $11 million from AOCI to net interest expense. The remaining deferred net loss of $6 million from the matured or terminated interest rate contracts will be amortized to net interest expense against the related accrued interest payments. There were no hedge dedesignations in the first six months of 2012 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In the first six months of 2012, the company terminated $175 million of interest rate contracts that had been designated as fair value hedges, which resulted in a net gain of $21 million that was deferred and is being amortized as a reduction of net interest expense over the remaining term of the underlying debt.

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

The total notional amount of undesignated derivative instruments was $1.9 billion as of June 30, 2013 and $3.2 billion as of December 31, 2012. In the fourth quarter of 2012 and the first quarter of 2013, the company entered into option contracts with a total notional amount of $3.7 billion to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Gambro. These contracts matured in June 2013, and in the second quarter of 2013, the company entered into undesignated forward contracts with a total notional amount of $1.5 billion also to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Gambro.

The company recorded losses of $55 million and $72 million in the three and six months ended June 30, 2013, respectively, associated with the Gambro-related option and forward contracts, which more than offset net gains on other undesignated derivative instruments.

Gains and Losses on Derivative Instruments

The following table summarizes the income statement locations and gains and losses on the company’s derivative instruments for the three months ended June 30, 2013 and 2012.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2013	2012		2013	2012
Cash flow hedges
Interest rate contracts	$21	$(14)	Net interest expense	$ 11	$ —
Foreign exchange contracts	1	—	Net sales	(1)	—
Foreign exchange contracts	(17)	6	Cost of sales	16	(1)
Total	$ 5	$ (8)		$ 26	$ (1)

				Gain (loss) recognized in income
(in millions)			Location of gain (loss) in income statement	2013	2012
Fair value hedges
Interest rate contracts			Net interest expense	$(21)	$ 16

Undesignated derivative instruments
Foreign exchange contracts			Other expense (income), net	$(44)	$ (3)

The following table summarizes the income statement locations and gains and losses on the company’s derivative instruments for the six months ended June 30, 2013 and 2012.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2013	2012		2013	2012
Cash flow hedges
Interest rate contracts	$26	$(9)	Net interest expense	$11	$ —
Foreign exchange contracts	—	(1)	Net sales	(1)	(1)
Foreign exchange contracts	36	9	Cost of sales	18	(1)
Total	$62	$(1)		$28	$ (2)

				Gain (loss) recognized in income
(in millions)			Location of gain (loss) in income statement	2013	2012
Fair value hedges
Interest rate contracts			Net interest expense	$(26)	$ 10

Undesignated derivative instruments
Foreign exchange contracts			Other expense (income), net	$(45)	$(11)

For the company’s fair value hedges, equal and offsetting gains of $21 million and $26 million were recognized in net interest expense in the second quarter and first half of 2013, respectively, and equal and offsetting losses of $16 million and $10 million were recognized in net interest expense in the second quarter and first half of 2012, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the six months ended June 30, 2013 was not material.

As of June 30, 2013, $11 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2013.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$41	Other long-term liabilities	$—
Foreign exchange contracts	Prepaid expenses and other	45	Accounts payable and accrued liabilities	6
Foreign exchange contracts	Other long-term assets	6	Other long-term liabilities	2
Total derivative instruments designated as hedges		$92		$ 8

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$38
Total derivative instruments		$92		$46

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

While the company’s derivatives are all subject to master netting arrangements, the company presents its assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets. Additionally, the company is not required to post collateral for any of its outstanding derivatives. The following table provides information on the company’s derivative positions as if they were presented on a net basis, allowing for the right of offset by counterparty:

	June 30, 2013		December 31, 2012
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$92	$46	$142	$37
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(14)	(14)	(37)	(37)
Total	$78	$32	$105	$—

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 51	$—	$ 51	$ —
Interest rate hedges	41	—	41	—
Available-for-sale securities
Equity securities	28	28	—	—
Preferred stock	53	—	—	53
Foreign government debt securities	17	—	17	—
Total assets	$190	$28	$109	$ 53

Liabilities
Foreign currency hedges	$ 46	$—	$ 46	$ —
Contingent payments related to acquisitions	349	—	—	349
Total liabilities	$395	$—	$ 46	$349

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 75	$—	$ 75	$—
Interest rate hedges	67	—	67	—
Available-for-sale securities
Equity securities	15	15	—	—
Preferred stock	51	—	—	51
Foreign government debt securities	16	—	16	—
Total assets	$224	$15	$158	$51

Liabilities
Foreign currency hedges	$ 16	$—	$ 16	$—
Interest rate hedges	21	—	21	—
Contingent payments related to acquisitions	86	—	—	86
Total liabilities	$123	$—	$ 37	$86

As of June 30, 2013, cash and equivalents of $6.0 billion included money market funds of approximately $2.6 billion, which would be considered Level 2 in the fair value hierarchy.

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

Contingent payments related to acquisitions consist of development and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development and commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. As of June 30, 2013, management’s expected weighted-average probability of payment for development and commercial milestone payments was approximately 60%. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated.

At June 30, 2013, the company held available-for-sale equity securities that had an amortized cost basis and fair value of $27 million and $28 million, respectively, with $1 million of cumulative net unrealized gains. At December 31, 2012, the amortized cost basis and fair value of the available-for-sale equity securities was $13 million and $15 million, respectively, with $2 million in cumulative unrealized gains.

As of June 30, 2013 and December 31, 2012, the cumulative unrealized gains for the company’s available-for-sale debt securities were less than $1 million. The company recognized losses totaling $8 million in the first half of 2012 related to unrealized and realized losses associated with the company’s Greek government and European Financial Stability Facility bonds, which Baxter sold in the second quarter of 2012. Refer to the 2012 Annual Report for more information on the company’s Greek debt holdings.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and preferred stock.

(in millions)	Contingent payments	Preferred stock
Fair value as of December 31, 2012	$ 86	$51
Additions	267	—
Payments	(2)	—
Gains recognized in earnings	(2)	—
CTA	—	2
Fair value as of June 30, 2013	$349	$53

Additions were related to contingent payment liabilities associated with the acquisition of the Inspiration / Ipsen OBI-1 business in the first quarter of 2013, and were updated to reflect the measurement period adjustments recorded in the second quarter of 2013, as discussed in Note 4.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized on the condensed consolidated balance sheets and the approximate fair values as of June 30, 2013 and December 31, 2012.

	Book values		Approximate fair values
(in millions)	2013	2012	2013	2012
Assets
Long-term insurance receivables	$ 2	$ 2	$ 2	$ 2
Investments	50	46	51	49

Liabilities
Short-term debt	33	27	33	27
Current maturities of long-term debt and lease obligations	378	323	387	324
Long-term debt and lease obligations	8,624	5,580	8,914	6,201
Long-term litigation liabilities	53	32	52	31

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of June 30, 2013 and December 31, 2012.

		Basis of fair value measurement
(in millions)	Fair value as of June 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Long-term insurance receivables	$ 2	$—	$ 2	$—
Investments	51	—	18	33
Total assets	$ 53	$—	$ 20	$33

Liabilities
Short-term debt	$ 33	$—	$ 33	$—
Current maturities of long-term debt and lease obligations	387	—	387	—
Long-term debt and lease obligations	8,914	—	8,914	—
Long-term litigation liabilities	52	—	52	—
Total liabilities	$9,386	$—	$9,386	$—

		Basis of fair value measurement
(in millions)	Fair value as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Long-term insurance receivables	$ 2	$—	$ 2	$—
Investments	49	—	19	30
Total assets	$ 51	$—	$ 21	$30

Liabilities
Short-term debt	$ 27	$—	$ 27	$—
Current maturities of long-term debt and lease obligations	324	—	324	—
Long-term debt and lease obligations	6,201	—	6,201	—
Long-term litigation liabilities	31	—	31	—
Total liabilities	$6,583	$—	$6,583	$—

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

8. SHAREHOLDERS’ EQUITY

Stock-based compensation

Stock compensation expense totaled $40 million and $35 million for the three months ended June 30, 2013 and 2012, respectively, and $72 million and $63 million for the six months ended June 30, 2013 and 2012, respectively. Over 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.

In March 2013, the company awarded its annual stock compensation grants, which consisted of 6.2 million stock options, 852,000 RSUs and 376,000 PSUs. Stock compensation grants made in the second quarter of 2013 were not material.

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

The total intrinsic value of stock options exercised was $46 million and $3 million during the second quarters of 2013 and 2012, respectively, and $107 million and $33 million during the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the unrecognized compensation cost related to all unvested stock options of $89 million is expected to be recognized as expense over a weighted-average period of 1.9 years.

Restricted Stock Units

The fair value of RSUs is determined based on the quoted price of the company’s common stock on the date of the grant. As of June 30, 2013, the unrecognized compensation cost related to all unvested RSUs of $95 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

Performance Share Units

As part of an overall periodic evaluation of the company’s stock compensation programs, the company changed the vesting condition for 50% of the PSUs granted to senior management beginning with its 2013 annual equity awards.

The vesting condition for the new PSUs is based on return on invested capital, with annual performance targets set at the beginning of the year for each tranche of the award during the three-year service period. The remaining 50% of the PSUs continued to include conditions for vesting based on Baxter stock performance relative to the company’s peer group, similar to previous years.

Compensation cost for the new PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each tranche of the award are established. The fair value of the awards is determined based on the quoted price of the company’s stock on the grant date for each tranche of the award. The compensation cost for these PSUs is adjusted at each reporting date to reflect the estimated probability of achieving the vesting condition. The probability of achieving the vesting condition has not materially changed during the second quarter of 2013.

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

As of June 30, 2013, the unrecognized compensation cost related to all granted unvested PSUs of $25 million is expected to be recognized as expense over a weighted-average period of 1.5 years.

Dividends

Cash dividend payments totaled $490 million and $374 million for the first half of 2013 and 2012, respectively. The increase in cash dividend payments was primarily due to an approximate 34% increase in the quarterly dividend rate compared to the prior year period, as announced in July 2012, partially offset by the impact of a lower number of common shares outstanding as a result of the company’s stock repurchase program. In May 2013, the board of directors declared a quarterly dividend of $0.49 per share, which was paid on July 1, 2013 to shareholders of record as of June 7, 2013. This dividend represents an increase of approximately 9% over the previous quarterly rate.

Stock repurchases

As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. During the three- and six-month periods ended June 30, 2013, the company repurchased 2.6 million shares and 10.4 million shares for $183 million and $717 million, respectively, under the board of directors’ July 2012 $2.0 billion share repurchase authorization. As of June 30, 2013, $1.2 billion remained available under the July 2012 authorization.

9. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Pension benefits
Service cost	$33	$27	$ 67	$ 55
Interest cost	51	59	102	118
Expected return on plan assets	(63)	(72)	(127)	(144)
Amortization of net losses and other deferred amounts	61	52	123	104
Net periodic pension benefit cost	$82	$66	$165	$133

OPEB
Service cost	$ 3	$ 2	$ 5	$ 3
Interest cost	6	7	13	14
Amortization of net loss and prior service credit	2	2	4	4
Net periodic OPEB cost	$11	$11	$ 22	$ 21

10. INCOME TAXES

The company’s effective income tax rate was 20.6% and 19.1% in the three-month periods ended June 30, 2013 and 2012, respectively, and 20.5% and 19.4% in the six-month periods ended June 30, 2013 and 2012, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate increased during the second quarter of 2013 compared to the prior period primarily as a result of certain items that favorably impacted the effective tax rate in the second quarter of 2012. These 2012 items included the impact of a gain of $38 million related to the reduction of a contingent payment liability for milestones associated with the prior acquisition of ApaTech Limited (ApaTech), for which there was no tax charge, and a cost of sales reduction of $37 million for an adjustment to the COLLEAGUE infusion pump reserves as the company substantially completed the recall in the United States, for which there was no tax charge. The company’s effective income tax rate in the second quarter of 2013 was favorably impacted by tax benefits associated with charges of $78 million for pre-acquisition costs and certain foreign currency hedging activities associated with the planned acquisition of Gambro.

The effective income tax rate increased during the six-month period ended June 30, 2013 compared to the prior period primarily as a result of certain items that favorably impacted the effective tax rate during the six-month period ended June 30, 2012. These 2012 items included the impact of a gain of $91 million related to the reduction of contingent payment liabilities for milestones associated with the prior acquisitions of Prism Pharmaceuticals, Inc. (Prism) and ApaTech, for which there was no tax charge, a tax benefit from the business development charges of $78 million, primarily related to R&D charges associated with the company’s global collaborations with Momenta and Chatham, and a cost of sales reduction of $37 million for an adjustment to the COLLEAGUE infusion pump reserves as the company substantially completed the recall in the United States, for which there was no tax charge. The company’s effective income tax rate in the six-month period ended June 30, 2013 was favorably impacted by tax benefits associated with charges of $112 million for pre-acquisition costs and certain foreign currency hedging activities associated with the planned acquisition of Gambro.

11. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2013, the company’s total recorded reserves with respect to legal matters were $87 million and the total related receivables were $15 million.

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

Patent litigation

As further described in Note 13 to the company’s consolidated financial statements in the 2012 Annual Report, Baxter filed a patent infringement action against Fresenius Medical Care Holdings covering Fresenius’ 2008K hemodialysis instrument. Fresenius appealed to the Federal Circuit whether Baxter may collect an award of $9 million in royalties and past damages and interest of $20 million in light of a United States Patent and Trademark Office determination with respect to patent invalidity. On July 2, 2013, the Federal Circuit ruled in favor of Fresenius and ordered that Baxter’s claims be dismissed. Baxter plans to seek rehearing en banc.

Product liability litigation

In connection with the recall of heparin products in the United States, approximately 150 lawsuits remain pending alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. The majority of these cases are subject to settlement agreements but remain pending while settlement documentation is being completed.

General litigation

Baxter is a defendant in a number of suits alleging that certain of the company’s current and former executive officers and its board of directors failed to adequately oversee the operations of the company and issued materially false and misleading statements regarding the company’s plasma-based therapies business, the company’s remediation of its COLLEAGUE infusion pumps, its heparin product, and other quality issues. Plaintiffs allege these actions damaged the company and its shareholders by resulting in a decline in stock price in the second quarter of 2010, payment of excess compensation to the board of directors and certain of the company’s current and former executive officers, and other damage to the company. In September 2012, a federal court dismissed a consolidated derivative suit pending in the U.S.D.C. for the Northern District of Illinois, and in October 2012, the plaintiffs appealed this dismissal to the U.S. Court of Appeals for the Seventh Circuit. Two derivative actions have been filed in state court: one pending in the Circuit Court of Lake County, Illinois has been stayed pending the outcome of the federal action and another, in Delaware Chancery Court, was filed in June 2013. In addition, a consolidated alleged class action is pending in the U.S.D.C. for the Northern District of Illinois against the company and certain of its current executive officers seeking to recover the lost value of investors’ stock. In April 2013, the company filed its opposition to the plaintiff’s motion to certify a class action.

The company is a defendant, along with others, in a number of lawsuits consolidated for pretrial proceedings in the U.S.D.C. for the Northern District of Illinois alleging that Baxter and certain of its competitors conspired to restrict output and artificially increase the price of plasma-derived therapies since 2003. Some of the complaints attempt to state a claim for class action relief and some cases demand treble damages. In February 2011, the court denied the company’s motion to dismiss certain of the claims and the parties are proceeding with discovery. In January 2012, the court granted the company’s motion to dismiss certain federal claims brought by indirect purchasers. The trial court returned the remaining indirect purchaser claims to the court of original jurisdiction (U.S.D.C. for the Northern District of California) in August 2012. The indirect purchaser complaint was amended to remove class action allegations in May 2013.

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

The Medical Products business manufactures intravenous (IV) solutions and administration sets, premixed and oncology drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, infusion pumps, IV nutrition products and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis, a home-based therapy, and also distributes products for hemodialysis, which is generally conducted in a hospital or clinic.

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

Included in the BioScience segment’s pre-tax income in the first six months of 2012 were charges related to business development activities of $73 million, which principally related to an R&D charge of $33 million in the first quarter of 2012 associated with the company’s collaboration with Momenta and an R&D charge of $30 million in the second quarter of 2012 associated with the company’s collaboration with Chatham. Additionally, the BioScience segment’s pre-tax income included a gain of $38 million in the second quarter of 2012 related to the reduction of the contingent payment liability for certain milestones associated with the prior acquisition of ApaTech.

Included in the Medical Products segment’s pre-tax income in the first six months of 2013 were charges of $17 million and $23 million in the first quarter and the second quarter, respectively, associated with pre-acquisition costs for the planned acquisition of Gambro.

Included in the Medical Products segment’s pre-tax income in the first six months of 2012 was a gain of $53 million related to the reduction of the contingent payment liability for certain milestones associated with the prior acquisition of Prism and business development charges of $5 million, both in the first quarter of 2012, and a net benefit from reserve adjustments of $23 million in the second quarter of 2012, which primarily related to an adjustment to the COLLEAGUE infusion pump reserves.

Included in Corporate items in the first six months of 2013 were currency-related charges of $83 million, including the first quarter charge of $11 million related to the February 2013 devaluation of the Venezuelan currency, as well as the first quarter and the second quarter charges of $17 million and $55 million, respectively, related to derivative instruments entered into by the company in December 2012 and the first six months of 2013 to hedge the anticipated foreign currency cash outflows for the planned acquisition of Gambro. Corporate items in the first half of 2013 also included a benefit of $20 million for adjustments to previous business optimization reserves that are no longer probable of being utilized, and a charge of $18 million related to contract termination and other exit costs associated with the discontinuation of the company’s Alzheimer’s program, both in the second quarter of 2013.

Financial information for the company’s segments is as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Net sales
BioScience	$1,638	$1,566	$3,168	$3,028
Medical Products	2,031	2,006	3,949	3,932
Total net sales	$3,669	$3,572	$7,117	$6,960

Pre-tax income
BioScience	$ 646	$ 565	$1,236	$1,068
Medical Products	373	421	695	826
Total pre-tax income from segments	$1,019	$ 986	$1,931	$1,894

The following is a reconciliation of segment pre-tax income to income before income taxes per the condensed consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Total pre-tax income from segments	$1,019	$ 986	$1,931	$1,894
Unallocated amounts
Stock compensation	(40)	(35)	(72)	(63)
Net interest expense	(17)	(22)	(42)	(40)
Certain foreign currency fluctuations and hedging activities	25	13	42	20
Other Corporate items	(244)	(125)	(423)	(262)
Income before income taxes	$ 743	$ 817	$1,436	$1,549

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and six months ended June 30, 2013.

RESULTS OF OPERATIONS

NET SALES

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
(in millions)	2013	2012	At actual currency rates	At constant currency rates	2013	2012	At actual currency rates	At constant currency rates
BioScience	$1,638	$1,566	5%	6%	$3,168	$3,028	5%	5%
Medical Products	2,031	2,006	1%	2%	3,949	3,932	0%	1%
Total net sales	$3,669	$3,572	3%	4%	$7,117	$6,960	2%	3%

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
(in millions)	2013	2012	At actual currency rates	At constant currency rates	2013	2012	At actual currency rates	At constant currency rates
International	$2,123	$2,069	3%	4%	$4,089	$3,989	3%	3%
United States	1,546	1,503	3%	3%	3,028	2,971	2%	2%
Total net sales	$3,669	$3,572	3%	4%	$7,117	$6,960	2%	3%

Foreign currency unfavorably impacted net sales by one percentage point during both the three and six months ended June 30, 2013 primarily due to the strengthening of the U.S. Dollar relative to the Japanese Yen, British Pound and certain other currencies.

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

•

BioTherapeutics includes sales of the company’s antibody-replacement immunoglobulin therapies and other plasma-based therapies, such as albumin and alpha-1 antitrypsin products. Antibody therapies and other plasma-based products were previously reported in separate product categories.

•

BioSurgery consists of biological products and medical devices used in surgical procedures for hemostasis, tissue sealing, adhesion prevention and hard tissue repair, as well as soft tissue repair and microsurgery products.

•	Vaccines consists primarily of vaccines for meningitis C and tick-borne encephalitis, as well as ongoing collaborations for the development of seasonal and pandemic influenza vaccines.

The following is a summary of net sales by franchise in the BioScience segment.

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
(in millions)	2013	2012	At actual currency rates	At constant currency rates	2013	2012	At actual currency rates	At constant currency rates
Hemophilia	$ 849	$ 829	2%	4%	$1,614	$1,572	3%	4%
BioTherapeutics	513	484	6%	6%	1,022	982	4%	4%
BioSurgery	178	174	2%	2%	350	328	7%	6%
Vaccines	98	79	24%	30%	182	146	25%	29%
Total BioScience net sales	$1,638	$1,566	5%	6%	$3,168	$3,028	5%	5%

Net sales in the BioScience segment increased 5% during both the three- and six-month periods ending June 30, 2013, with an unfavorable impact of one percentage point from foreign currency in the second quarter of 2013 and no significant impact from foreign currency in the first half of 2013. Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•

In the Hemophilia franchise, sales growth in both periods was driven primarily by strong demand globally for the company’s advanced recombinant therapy, ADVATE, and the company’s plasma-based inhibitor bypass therapy, FEIBA.

•

In the BioTherapeutics franchise, sales increased during both periods primarily due to growth of immunoglobulin therapies resulting from a benefit from geographic optimization of supply and favorable pricing. Also contributing to sales growth in both periods was demand for the company’s albumin products.

•

In the BioSurgery franchise, strong international sales of the company’s surgical sealants in both periods was partially offset by lower U.S. sales of FLOSEAL due to strong competitive pressures. Further contributing to growth in both periods was the favorable impact of sales growth for Synovis Life Technologies, Inc. (Synovis), a biological and mechanical products company, which Baxter acquired during the first quarter of 2012.

•

In the Vaccines franchise, sales growth in both periods was primarily driven by higher international sales of FSME-IMMUN (a tick-borne encephalitis vaccine) and milestone payments from ongoing collaborations for the development of influenza vaccines.

Medical Products

The Medical Products segment includes four commercial franchises: Fluid Systems, Renal, Specialty Pharmaceuticals, and BioPharma Solutions.

•

Fluid Systems principally includes IV therapies, infusion pumps, administration sets and premixed and oncology drugs platforms. IV therapies were previously reported with nutrition products in IV Therapies, and Infusion Systems and Global Injectables were previously reported in separate product categories.

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

The following is a summary of net sales by franchise in the Medical Products segment.

	Three months ended June 30,		Percent change				Six months ended June 30,		Percent change
(in millions)	2013	2012	At actual currency rates		At constant currency rates		2013	2012	At actual currency rates		At constant currency rates
Fluid Systems	$ 755	$ 740	2%		2%		$1,495	$1,460	2%		2%
Renal	654	635	3%		5%		1,244	1,223	2%		3%
Specialty Pharmaceuticals	366	364	1%		1%		729	732	0%		0%
BioPharma Solutions	256	267	(4%	)	(3%	)	481	517	(7%	)	(7%	)
Total Medical Products net sales	$2,031	$2,006	1%		2%		$3,949	$3,932	0%		1%

Net sales in the Medical Products segment increased one percent during the second quarter of 2013 and were flat in first half of 2013 compared to the prior period (with an unfavorable foreign currency impact of one percentage point in both periods). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•

In the Fluid Systems franchise, sales growth in both periods was primarily driven by increased sales of cyclophosphamide (a generic oncology drug) due to improved pricing in the United States. Also contributing to sales growth was an increase in volumes for IV solutions, particularly in the United States, due to competitor product constraints. Sales growth in both periods was partially offset by an expected decline in SIGMA Spectrum Infusion Pump sales due to the U.S. Food and Drug Administration (FDA) Warning Letter, received in April 2013. Refer to Certain Regulatory Matters for additional information.

•	In the Renal franchise, sales growth in both periods was driven primarily by growth in the number of PD patients in the United States, Asia and Latin America.

•

In the Specialty Pharmaceuticals franchise, sales in both periods were favorably impacted by improved sales of anesthetics. Offsetting growth in both periods was lower sales of nutrition products due to supplier shortages of products.

•	Sales in the BioPharma Solutions franchise declined during both periods as a result of constraints and delayed shipments from the company’s Bloomington, Indiana facility, which have been resolved.

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended June 30,			Six months ended June 30,
(as a percentage of net sales)	2013	2012	Change	2013	2012	Change
Gross margin	52.8%	52.4%	0.4 pts	51.9%	51.5%	0.4 pts
Marketing and administrative expenses	22.8%	22.1%	0.7 pts	22.9%	22.1%	0.8 pts

Gross Margin

The increase in gross margin percentage in both periods was primarily due to the favorable impact of sales growth in higher margin products in the BioScience and Medical Products segments, the receipt of milestone payments from ongoing collaborations for the development of influenza vaccines, and a benefit from foreign currency hedging activities. These margin improvements were partially offset by several factors, including increased pension expense, government austerity measures and the impact of the medical device excise tax in 2013 related to U.S. healthcare reform.

Marketing and Administrative Expenses

The increase in marketing and administrative expense ratio in both periods was principally due to pre-acquisition costs of $23 million and $40 million incurred during the second quarter and first half of 2013, respectively, for the planned acquisition of Gambro AB (Gambro), an increase in pension expense and increased spending on marketing and promotional programs in advance of certain key product launches. The factors identified above were partially offset by savings from the company’s business optimization initiatives and the company’s continued focus on controlling discretionary spending.

RESEARCH AND DEVELOPMENT

	Three months ended June 30,				Six months ended June 30,
(in millions)	2013	2012	Percent change		2013	2012	Percent change
Research and development expenses	$273	$306	(11%	)	$519	$575	(10%	)
As a percentage of net sales	7.4%	8.6%			7.3%	8.3%

Research and development (R&D) expenses decreased by $33 million and $56 million in the second quarter and first half of 2013, respectively, primarily due to the impact from prior period R&D charges of $30 million in the second quarter of 2012 related to the company’s collaboration with Chatham Therapeutics, LLC (Chatham) and $33 million in the first quarter of 2012 related to the company’s collaboration with Momenta Pharmaceuticals, Inc. (Momenta). Also contributing to the decrease in 2013 was the prior year impact of the company reaching certain milestone achievements during 2012 that resulted in additional R&D spending.

The decrease in R&D expenses in both periods was partially offset by a charge of $18 million in the second quarter of 2013 related to contract termination and other exit costs associated with the discontinuation of the company’s Alzheimer’s disease program. Refer to the 2012 Annual Report for a discussion of the company’s R&D pipeline.

BUSINESS OPTIMIZATION ITEMS

The company has implemented certain business optimization initiatives in an effort to streamline its international operations, rationalize its manufacturing facilities, enhance its general and administrative infrastructure and, in 2012, re-align certain R&D activities. The company estimates that these initiatives will yield savings of approximately $0.24 per diluted share when the programs are fully implemented in 2015. The savings from these actions will impact cost of sales, marketing and administrative expenses and R&D expenses, and include impacts to the BioScience and Medical Products segments. Refer to Note 6 for additional information regarding the company’s business optimization initiatives.

As noted above, in the second quarter of 2013, the company recorded a charge of $18 million in R&D expenses primarily related to contract termination and other exit costs associated with the discontinuation of the company’s Alzheimer’s program.

NET INTEREST EXPENSE

Net interest expense was $17 million and $22 million in the second quarters of 2013 and 2012, respectively, and $42 million and $40 million in the first half of 2013 and 2012, respectively, with the decrease in the second quarter of 2013 driven primarily by a net gain of $11 million recorded to interest expense resulting from the dedesignation and ineffectiveness of certain terminated or matured interest rate contracts. Interest expense in both periods was unfavorably impacted by an increase in debt from the August 2012 $1.0 billion and June 2013 $3.5 billion issuances of senior notes.

OTHER EXPENSE (INCOME), NET

Other expense (income), net was $68 million of expense and $62 million of income in the second quarters of 2013 and 2012, respectively, and $65 million of expense and $119 million of income during the first half of 2013 and 2012, respectively. In 2013, other expense (income), net included currency-related charges of $17 million in the first quarter and $55 million in the second quarter related to derivative instruments entered into by the company in December 2012 and the first six months of 2013 to hedge the anticipated foreign currency cash outflows for the planned acquisition of Gambro. Additionally, the first half of 2013 included currency-related charges of $10 million related to the February 2013 devaluation of the Venezuelan currency.

In 2012, other expense (income), net included gains of $53 million and $38 million related to the reduction of certain contingent payment liabilities associated with the prior acquisitions of Prism Pharmaceuticals, Inc. (Prism) and ApaTech Limited (ApaTech), respectively. Additionally, other expense (income), net in 2012 included a benefit from net losses attributable to noncontrolling interests.

Also included in other expense (income), net were other amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency, and gains from the sale of certain assets.

PRE-TAX INCOME

Refer to Note 12 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience

Pre-tax income increased 14% and 16% in the second quarter and first half of 2013, respectively. Pre-tax income during both periods increased primarily due to sales growth of higher margin products and the receipt of milestone payments related to ongoing collaborations for the development of influenza vaccines. The increase in pre-tax income for both periods was partially offset by increased spending on marketing and promotional programs.

Included in pre-tax income in the second quarter of 2012 was a gain of $38 million related to the reduction of a contingent payment liability for certain milestones associated with the prior acquisition of ApaTech. Additionally, pre-tax income in the second quarter and first half of 2012 included business development charges of $30 million and $73 million, respectively, primarily related to the company’s collaborations with Chatham and Momenta. These items had an unfavorable impact of 2 percentage points on the change in pre-tax income for the second quarter of 2013 compared to the prior period and a favorable impact of 4 percentage points on the change in pre-tax income for the first half of 2013 compared to the prior period.

Medical Products

Pre-tax income decreased 11% and 16% in the second quarter and first half of 2013, respectively. Included in pre-tax income during the second quarter and first half of 2013 were pre-acquisition costs of $23 million and $40 million, respectively, associated with the planned acquisition of Gambro. Pre-tax income during the first half of 2012 included a net benefit of $23 million in the second quarter of 2012 primarily related to an adjustment to the COLLEAGUE infusion pump reserves, a gain of $53 million in the first quarter of 2012 related to the reduction of a contingent payment liability for certain milestones associated with the prior acquisition of Prism, and business development charges of $5 million in the first quarter of 2012.

The above items had an unfavorable impact of 10 percentage points and 13 percentage points on the change in pre-tax income for the second quarter and first half of 2013 compared to prior periods. In addition to these items, pre-tax income during both periods declined due to the performance in the BioPharma Solutions franchise, as described above, partially offset by the favorable impact of sales growth of higher margin products.

Other

Certain income and expense amounts are not allocated to a segment. These amounts are detailed in the table in Note 12 and primarily include net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and certain foreign currency hedging activities, corporate headquarters costs, stock compensation expense, income and expense related to certain non-strategic investments, certain employee benefit plan costs and certain nonrecurring gains and losses. Refer to Note 12 for additional information regarding other items not allocated to a segment.

INCOME TAXES

The company’s effective income tax rate was 20.6% and 19.1% in the three-month periods ended June 30, 2013 and 2012, respectively, and 20.5% and 19.4% in the six-month periods ended June 30, 2013 and 2012, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate increased during the second quarter of 2013 compared to the prior period primarily as a result of certain items that favorably impacted the effective tax rate in the second quarter of 2012. These 2012 items included the impact of a gain of $38 million related to the reduction of a contingent payment liability for milestones associated with the prior acquisition of ApaTech, for which there was no tax charge, and a cost of sales reduction of $37 million for an adjustment to the COLLEAGUE infusion pump reserves as the company substantially completed the recall in the United States, for which there was no tax charge. The company’s effective income tax rate in the second quarter of 2013 was favorably impacted by tax benefits associated with charges of $78 million for both pre-acquisition costs and certain foreign currency hedging activities associated with the planned acquisition of Gambro.

The effective income tax rate increased during the six-month period ended June 30, 2013 compared to the prior period primarily as a result of certain items that favorably impacted the effective tax rate during the six-month period ended June 30, 2012. These 2012 items included the impact of a gain of $91 million related to the reduction of contingent payment liabilities for milestones associated with the prior acquisitions of Prism and ApaTech, for which there was no tax charge, a tax benefit from the business development charges of $78 million, primarily related to R&D charges associated with the company’s global collaborations with Momenta and Chatham, and a cost of sales reduction of $37 million for an adjustment to the COLLEAGUE infusion pump reserves as the company substantially completed the recall in the United States, for which there was no tax charge. The company’s effective income tax rate in the six-month period ended June 30, 2013 was favorably impacted by tax benefits associated with charges of $112 million for pre-acquisition costs and certain foreign currency hedging activities associated with the planned acquisition of Gambro.

The company anticipates that the effective tax rate for the full-year 2013 will be approximately 22%, excluding the impact of audit developments and other special items.

INCOME AND EARNINGS PER DILUTED SHARE

Net income was $590 million and $661 million for the three months ended June 30, 2013 and 2012, respectively, and $1.1 billion and $1.2 billion for the six months ended June 30, 2013 and 2012, respectively. Net income per diluted share was $1.07 and $1.19 for the three months ended June 30, 2013 and 2012, respectively, and $2.07 and $2.24 for the six months ended June 30, 2013 and 2012, respectively. The significant factors and events contributing to the changes are discussed above. Additionally, net income per diluted share was positively impacted by the company’s stock repurchase program, including the repurchase of 2.6 million and 10.4 million shares during the three months and six months ended June 30, 2013, respectively. Refer to Note 8 for further information regarding the company’s stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from operations

Cash flows from operations decreased during the first half of 2013 as compared to the prior year period, totaling $1.1 billion in 2013 and $1.4 billion in 2012. The change in cash flows from operations was impacted by the factors discussed below, as well as the unfavorable impact of lower earnings (before non-cash items and adjustments).

Accounts Receivable

Cash inflows relating to accounts receivable decreased during the first half of 2013 as compared to the prior year period, primarily as a result of significant collections of past due balances in Spain of $225 million in the first half of 2012 that favorably impacted cash inflows from accounts receivable in the prior year period. As a result, days sales outstanding increased to 53.5 days as of June 30, 2013 from 52.1 days as of June 30, 2012. Also contributing to the increase in days sales outstanding was a change in geographic mix of balances in certain international markets and an unfavorable impact from foreign currency.

Inventories

Cash outflows relating to inventories increased in 2013 as compared to the prior year. The following is a summary of inventories as of June 30, 2013 and December 31, 2012, as well as annualized inventory turns for the second quarters of 2013 and 2012, by segment.

	Inventories		Annualized inventory turns for the three months ended June 30,
	June 30,	December 31,
(in millions, except inventory turn data)	2013	2012	2013	2012
BioScience	$1,950	$1,745	1.24	1.47
Medical Products	1,119	1,058	3.77	3.80
Total company	$3,069	$2,803	2.16	2.38

The increase in inventories and the associated decrease in inventory turns in 2013 were principally due to higher levels of plasma protein-related inventories in the BioScience segment to meet growing demand, as well as higher inventory levels for the Renal and Specialty Pharmaceuticals franchises in the Medical Products segment. Inventory turns were also decreased as a result of the unfavorable impact of foreign currency.

Other

Cash outflows related to accounts payable and accrued liabilities were $171 million in the first half of 2013 compared to $229 million in the first half of 2012, with the decrease primarily driven by the timing of payments to certain suppliers and others in 2013 and lower litigation-related payments compared to the first half of 2012. This decrease in cash outflows was partially offset by the timing of tax payments made in 2013.

Payments related to the execution of the COLLEAGUE infusion pump recall and the company’s business optimization initiatives decreased from $163 million in the first half of 2012 to $52 million in the first half of 2013 as the company substantially completed its recall activities in the United States in July 2012. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump recall and the business optimization initiatives.

Cash flows from investing activities

Capital Expenditures

Capital expenditures increased by $136 million in the first half of 2013, from $503 million in 2012 to $639 million in 2013. The company’s investments in capital expenditures in 2013 were primarily driven by additional investments in support of capacity expansions in the BioScience segment, including the construction of the company’s new manufacturing facility in Covington, Georgia. The company also invested in projects that enhance the company’s cost structure and manufacturing capabilities and support the company’s strategy of geographic expansion with select investments in growing markets.

In addition, the company continues to invest to support an ongoing strategic focus on R&D with the expansion of facilities, pilot manufacturing sites and laboratories. Capital expenditures also included the company’s multi-year initiative to implement a global enterprise resource planning system designed to consolidate and standardize business processes, data and systems.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $87 million in the first half of 2013 principally related to a cash outflow of $51 million for the first quarter acquisition of the investigational hemophilia compound OBI-1 and related net assets from Inspiration BioPharmaceuticals, Inc. and Ipsen Pharma S.A.S. Refer to Note 4 for further information about this acquisition.

Cash outflows in the first half of 2012 primarily included $304 million associated with the acquisition of Synovis, $33 million for the upfront payment to execute the Momenta collaboration and $25 million for the upfront payment to execute the Chatham collaboration.

Other

Cash inflows from other investing activities included the sale of certain assets in the first half of 2013.

During the first half of 2012, cash inflows from other investing activities primarily related to proceeds of $38 million from the sale and maturity of available-for-sale securities (including the sale of Greek government bonds) and $19 million from the sale of the common stock of Enobia Pharma Corporation.

Cash flows from financing activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations totaled $3.2 billion in the first half of 2013 and primarily related to the company’s issuance of $3.5 billion of senior notes with various maturities in June 2013 in support of the planned acquisition of Gambro, partially offset by the repayment of $300 million of 1.8% senior unsecured notes that matured in March 2013. Refer to Note 7 for additional information regarding the debt issuance.

Net cash inflows related to debt and other financing obligations totaled $132 million in the first half of 2012 and primarily related to the issuance of commercial paper.

Other Financing Activities

Cash dividend payments totaled $490 million and $374 million in the first half of 2013 and 2012, respectively. The increase in cash dividend payments was primarily due to an approximate 34% increase in the quarterly dividend rate compared to the prior year period, as announced in July 2012, partially offset by the impact of a lower number of common shares outstanding as a result of the company’s stock repurchase program. In May 2013, the board of directors declared a quarterly dividend of $0.49 per share, which was paid on July 1, 2013 to shareholders of record as of June 7, 2013. This dividend represents an increase of approximately 9% over the previous quarterly rate.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans increased by $161 million, from $180 million in the first half of 2012 to $341 million in the first half of 2013, primarily due to increases in stock option exercises and the weighted-average exercise price of the stock options that were exercised.

Stock repurchases totaled $717 million and $960 million in the first half of 2013 and 2012, respectively. As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the board of directors authorized repurchases of up to $2.0 billion of the company’s common stock. As of June 30, 2013, $1.2 billion remained available under the July 2012 authorization.

Also included in financing activities in the first half of 2012 was a payment of $90 million for the exercise of the SIGMA purchase option. Refer to the 2012 Annual Report for more information about the SIGMA transaction.

CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS

Credit facilities

The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in June 2015. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $401 million as of June 30, 2013, which matures in October 2013. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. As of June 30, 2013, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of these facilities as of June 30, 2013. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

In January 2013, Baxter entered into an agreement related to a 364-day bridge loan facility with a maximum capacity of $3.1 billion in connection with the planned acquisition of Gambro. This facility was terminated in the second quarter of 2013 as a result of the company’s June 2013 issuance of debt.

Refer to Note 7 to the company’s consolidated financial statements in the 2012 Annual Report for further discussion of the company’s credit facilities.

Access to capital

The company intends to fund short- term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $6.0 billion of cash and equivalents as of June 30, 2013, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

In June 2013, the company issued $500 million of floating rate senior notes maturing in December 2014, $500 million of senior notes bearing a coupon rate of 0.95% and maturing in June 2016, $750 million of senior notes bearing a coupon rate of 1.85% and maturing in June 2018, $1.25 billion of senior notes bearing a coupon rate of 3.2% and maturing in June 2023, and $500 million of senior notes bearing a coupon rate of 4.5% and maturing in June 2043.

Approximately $3.0 billion of the net proceeds of these debt issuances will be used to finance the acquisition of Gambro and the remainder has been and will be used for general corporate purposes, including the repayment of commercial paper. The issued notes contain a special mandatory redemption clause that will require the company to redeem all of the notes issued at 101% of their principal amount (with the exception of the 2018 notes) in the event that the company does not complete the Gambro acquisition prior to March 17, 2014 or the purchase agreement is terminated.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of June 30, 2013, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $414 million (of which $49 million related to Greece). While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit ratings

There were no changes in the company’s credit ratings in the first six months of 2013. In the second quarter of 2013, Moody’s upgraded the Company’s outlook from negative to stable. Refer to the 2012 Annual Report for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2012 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2012 Annual Report. Other than changes required due to the issuance of new accounting pronouncements, there have been no significant changes in the company’s application of its critical accounting policies during the first six months of 2013.

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

CERTAIN REGULATORY MATTERS

In June 2013, the company received a Warning Letter from FDA regarding operations and processes at its North Cove, North Carolina and Jayuya, Puerto Rico facilities. The Warning Letter addresses observations related to Current Good Manufacturing Practice (CGMP) violations at the North Cove and Jayuya facilities. The company is working with FDA to resolve this matter.

In April 2013, the company received a Warning Letter from FDA regarding the 510(k) clearance status of modifications to the SIGMA Spectrum Infusion Pump. The company is working with FDA to resolve this matter.

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

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, credit exposure to foreign governments, contingent payments, estimates of liabilities, the company’s exposure to financial market volatility and foreign currency and interest rate risks, business development activities, the pending Gambro acquisition including its expected closing, business optimization initiatives, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility, the adequacy of credit facilities and reserves, the effective tax rate in 2013, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including:

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

•	future actions of third parties, including third-party payors, as healthcare reform and other similar measures are implemented in the United States and globally;

•	the company’s ability to identify business development and growth opportunities;

•	receipt of regulatory approvals, including multiple antitrust approvals, and satisfaction of closing conditions related to the pending Gambro acquisition;

•	the company’s ability to close the Gambro acquisition during the third quarter;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of June 30, 2013 is 18 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies. In the fourth quarter of 2012, the company entered into option contracts with a total notional amount of $2.8 billion to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Gambro. In the first quarter of 2013, the company entered into an additional $900 million of Gambro-related option contracts. These contracts matured in the second quarter of 2013 and the company entered into forward contracts with a total notional amount of $1.5 billion to also hedge anticipated foreign currency cash outflows associated with the planned acquisition of Gambro.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company. Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which resulted in a charge of $11 million during the first quarter of 2013. As of June 30, 2013, the company’s subsidiary in Venezuela had net assets of $28 million denominated in the Venezuelan Bolivar. In the first half of 2013, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at June 30, 2013, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $3 million would increase by $79 million. Included in these amounts is the liability balance, net-of-tax, of the Gambro-related forward contracts of $23 million, which would increase by $143 million resulting in an asset balance.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at June 30, 2013 by replacing the actual exchange rates at June 30, 2013 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2012 Annual Report. There were no significant changes during the quarter ended June 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2013. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

In the second quarter of 2010, the company began the implementation of a new global enterprise resource planning system. In addition, the company is consolidating and outsourcing certain computer operations and application support activities. These multi-year initiatives will be conducted in phases and include modifications to the design and operation of controls over financial reporting. The company is testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and has monitoring controls in place over the implementation of these changes. There have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 and 2012 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2013, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three- and six-month periods ended June 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the company’s management.

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

July 31, 2013

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Item 1, Note 11 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about the company’s common stock repurchases during the three-month period ended June 30, 2013.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
April 1, 2013 through April 30, 2013	1,097,400	$71.27	1,097,400
May 1, 2013 through May 31, 2013	505,000	$72.33	505,000
June 1, 2013 through June 30, 2013	970,400	$70.15	970,400
Total	2,572,800	$71.06	2,572,800	$1,216,155,391

(1)	In July 2012, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. During the second quarter of 2013, the company repurchased 2.6 million shares for $183 million under this program. This program does not have an expiration date.

Item 6. Exhibits

Exhibit Index:

Exhibit Number	Description
10.1*	Amendment to Employment Agreement between Robert L. Parkinson, Jr. and Baxter International Inc., dated July 23, 2013.

15*	Letter Re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: July 31, 2013	By:	/s/ Robert J. Hombach
Robert J. Hombach
Corporate Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)