Form 10-Q
period 2013-09-30
BAXTER INTERNATIONAL INC
filed 2013-10-30
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐ No ☑

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 28, 2013 was 542,697,603 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$3,774	$3,477	$10,891	$10,437
Cost of sales	1,828	1,667	5,250	5,041
Gross margin	1,946	1,810	5,641	5,396
Marketing and administrative expenses	984	743	2,617	2,284
Research and development expenses	290	290	809	865
Net interest expense	45	25	87	65
Other (income) expense, net	(55)	(14)	10	(133)
Income before income taxes	682	766	2,118	2,315
Income tax expense	138	183	432	483
Net income	$544	$583	$1,686	$1,832

Net income per common share
Basic	$1.00	$1.07	$3.10	$3.32

Diluted	$0.99	$1.06	$3.06	$3.29

Weighted-average number of common shares outstanding
Basic	543	548	543	552

Diluted	549	552	550	556

Cash dividends declared per common share	$0.49	$0.45	$1.43	$1.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$544	$583	$1,686	$1,832
Other comprehensive income, net of tax:
Currency translation adjustments, net of tax expense of $19 and $18 for the three months ended September 30, 2013 and 2012, respectively, and $15 and $20 for the nine months ended September 30, 2013 and 2012, respectively	112	180	58	(41)
Pension and other employee benefits, net of tax expense of $23 and $18 for the three months ended September 30, 2013 and 2012, respectively, and $67 and $57 for the nine months ended September 30, 2013 and 2012, respectively	42	28	119	101
Hedging activities, net of tax expense (benefit) of $0 and ($10) for the three months ended September 30, 2013 and 2012, respectively, and $11 and ($10) for the nine months ended September 30, 2013 and 2012, respectively	(2)	(18)	21	(17)
Other, net of tax expense (benefit) of $5 and ($1) for the three months ended September 30, 2013 and 2012, respectively, and $5 and ($1) for the nine months ended September 30, 2013 and 2012, respectively	13	(2)	12	(1)
Total other comprehensive income, net of tax	165	188	210	42
Comprehensive income	$709	$771	$1,896	$1,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		September 30, 2013	December 31, 2012
Current assets	Cash and equivalents	$ 2,376	$ 3,270
	Accounts and other current receivables, net	2,766	2,425
	Inventories	3,581	2,803
	Prepaid expenses and other	874	762
	Total current assets	9,597	9,260
Property, plant and equipment, net		7,518	6,098
Other assets	Goodwill	3,780	2,502
	Other intangible assets, net	2,682	814
	Other	1,673	1,716
	Total other assets	8,135	5,032
Total assets		$25,250	$20,390

Current liabilities	Short-term debt	$ 42	$ 27
	Current maturities of long-term debt and lease obligations	372	323
	Accounts payable and accrued liabilities	4,582	4,409
	Total current liabilities	4,996	4,759
Long-term debt and lease obligations		8,652	5,580
Other long-term liabilities		3,856	3,073
Commitments and contingencies
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2013 and 2012	683	683
	Common stock in treasury, at cost, 140,445,862 shares in 2013 and 137,281,399 shares in 2012	(7,911)	(7,592)
	Additional contributed capital	5,785	5,769
	Retained earnings	11,792	10,888
	Accumulated other comprehensive loss	(2,600)	(2,810)
	Total Baxter shareholders’ equity	7,749	6,938
	Noncontrolling interests	(3)	40
	Total equity	7,746	6,978
Total liabilities and equity		$25,250	$20,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Nine months ended September 30,
		2013	2012
Cash flows from operations	Net income	$1,686	$1,832
	Adjustments
	Depreciation and amortization	573	534
	Deferred income taxes	85	197
	Stock compensation	111	97
	Realized excess tax benefits from stock issued under employee benefit plans	(32)	(14)
	Other	2	(47)
	Changes in balance sheet items
	Accounts and other current receivables, net	70	72
	Inventories	(412)	(136)
	Accounts payable and accrued liabilities	(56)	(282)
	Business optimization and infusion pump payments	(81)	(226)
	Other	169	134
	Cash flows from operations	2,115	2,161
Cash flows from investing activities	Capital expenditures	(1,037)	(762)
	Acquisitions and investments	(3,772)	(495)
	Other investing activities	14	86
	Cash flows from investing activities	(4,795)	(1,171)
Cash flows from financing activities	Issuances of debt, net of issuance costs	3,498	1,022
	Payments of obligations	(526)	(18)
	Decrease in debt with original maturities of three months or less, net	—	(250)
	Cash dividends on common stock	(757)	(558)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	468	307
	Purchases of treasury stock	(863)	(1,065)
	Other	(25)	(102)
	Cash flows from financing activities	1,795	(664)
Effect of currency exchange rate changes on cash and equivalents		(9)	(40)
(Decrease) increase in cash and equivalents		(894)	286
Cash and equivalents at beginning of period		3,270	2,905
Cash and equivalents at end of period		$2,376	$3,191

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

On September 6, 2013, Baxter completed the acquisition of Gambro AB (Gambro) for cash consideration of $3.7 billion, as reduced by $221 million of assumed debt. Beginning September 6, 2013, Baxter’s financial statements include the assets, liabilities and operating results of Gambro. Refer to Note 4 for additional information.

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

Changes in accounting standards

Effective January 1, 2013, the company prospectively adopted new accounting guidance that requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the condensed consolidated statement of income. Refer to Note 2 for related disclosures.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Interest expense, net of capitalized interest	$51	$31	$106	$85
Interest income	(6)	(6)	(19)	(20)
Net interest expense	$45	$25	$ 87	$65

Inventories

(in millions)	September 30, 2013	December 31, 2012
Raw materials	$ 967	$ 765
Work in process	1,009	898
Finished goods	1,605	1,140
Inventories	$3,581	$2,803

Property, plant and equipment, net

(in millions)	September 30, 2013	December 31, 2012
Property, plant and equipment, at cost	$13,324	$11,869
Accumulated depreciation and amortization	(5,806)	(5,771)
Property, plant and equipment (PP&E), net	$ 7,518	$ 6,098

Accumulated other comprehensive income (AOCI)

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, currency translation adjustments (CTA), pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. The following is a net-of-tax summary of the changes in AOCI by component for the nine months ended September 30, 2013.

(in millions)	Currency translation adjustments	Pension and other employee benefits	Hedging activities	Other	Total
Gains (losses)
Balance as of December 31, 2012	($1,227)	($1,619)	($ 5)	$41	($2,810)
Other comprehensive income before reclassifications	58	(5)	44	12	109
Amounts reclassified from AOCI (a)	—	124	(23)	—	101
Net other comprehensive income	58	119	21	12	210
Balance as of September 30, 2013	($1,169)	($1,500)	$16	$53	($2,600)

(a)	See table below for details about the reclassifications for the nine months ended September 30, 2013.

The following is a summary of the amounts reclassified from AOCI to net income during the three and nine months ended September 30, 2013.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2013		Nine months ended September 30, 2013		Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other	($64	) (b)	($191	) (b)

	(64)		(191)		Total before tax
	23		67		Tax benefit

	($41)		($124)		Net of tax

Gains (losses) on hedging activities
Interest rate contracts	$ (1)		$ 10		Net interest expense
Foreign exchange contracts	—		(1)		Net sales
Foreign exchange contracts	9		27		Cost of sales

	8		36		Total before tax
	(3)		(13)		Tax expense

	$ 5		$ 23		Net of tax

Total reclassification for the period	($36)		($101)		Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 9.

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

The following is a reconciliation of basic shares to diluted shares.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Basic shares	543	548	543	552
Effect of dilutive securities	6	4	7	4
Diluted shares	549	552	550	556

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted unvested PSUs. The computation of diluted EPS excluded stock options to purchase 6 million and 17 million shares for the third quarters of 2013 and 2012, respectively, and 5 million and 22 million shares for the nine months ended September 30, 2013 and 2012, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.

4. ACQUISITIONS AND COLLABORATIONS

Gambro AB Acquisition

Description of transaction

On September 6, 2013, Baxter acquired 100 percent of the voting equity interests in Indap Holding AB, the holding company for Gambro AB (Gambro), a privately held dialysis product company based in Lund, Sweden. Gambro is a global medical technology company focused on developing, manufacturing and supplying dialysis products and therapies for patients with acute or chronic kidney disease. The transaction provides Baxter with a broad and complementary dialysis product portfolio, while further advancing the company’s geographic footprint in the dialysis business. In addition, the company has augmented its pipeline with Gambro’s next-generation monitors, dialyzers, devices and dialysis solutions.

Fair value of consideration transferred and net assets acquired

Baxter provided total cash consideration of $3.7 billion for the acquisition, as reduced by assumed debt of $221 million. The valuation of assets acquired and liabilities assumed in the transaction has not yet been completed as of September 30, 2013. As a result, Baxter has recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. The completion of the valuation will occur no later than one year from the acquisition date and may result in significant changes to the recognized assets and liabilities.

The following table summarizes the fair value of the consideration transferred and the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

(in millions)
Consideration transferred
Cash	$3,704
Fair value of consideration transferred	$3,704

Assets acquired and liabilities assumed
Cash	$88
Accounts receivable	483
Inventories	367
Prepaid expenses and other	54
Property, plant, and equipment	854
Other intangible assets	1,650
Other assets	11
Current-maturities of long-term debt and lease obligations	(2)
Accounts payable and accrued liabilities	(334)
Long-term debt and lease obligations	(261)
Other long-term liabilities (including pension obligations of $214)	(458)
Total identifiable net assets	2,452
Goodwill	1,252
Total assets acquired and liabilities assumed	$3,704

The results of operations, assets and liabilities of Gambro are included in the Medical Products segment, and the goodwill is also included in this reporting unit. Goodwill includes expected synergies, as well as an expanded dialysis product portfolio and global footprint for the company’s Medical Products business, particularly the Renal franchise. The goodwill is not deductible for tax purposes. Other intangible assets primarily relate to developed technology and are currently being amortized on a straight-line basis over an estimated average useful life of 12.5 years.

Long-term debt and lease obligations included $221 million of Gambro’s pre-existing Euro-denominated debt assumed by Baxter on the date of closing, which was subsequently paid off in September 2013. The debt settlement has been classified as a financing activity in the consolidated statement of cash flows.

Acquisition-related costs

The company incurred acquisition-related costs of $18 million and $58 million during the third quarter and first nine months of 2013, respectively, which were recorded in marketing and administrative expenses.

Actual and pro forma impact of acquisition

The following table presents information for Gambro that is included in Baxter’s consolidated statement of income from the acquisition date through September 30, 2013.

(in millions)	Gambro’s operations included in Baxter’s results
Net sales	$100
Net loss	$ (17)

Net loss related to Gambro includes purchase accounting impacts related to fair value adjustments associated with acquisition-date inventory that was sold during the third quarter of 2013 (approximately $15 million on a pre-tax basis).

The following table presents supplemental pro forma information as if the acquisition of Gambro had occurred on January 1, 2012 for the three and nine months ended September 30, 2013 and 2012.

	Unaudited Pro Forma Consolidated Results
	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share information)	2013	2012	2013	2012
Net sales	$4,038	$3,855	$11,933	$11,594
Net income	547	568	1,713	1,613
Basic earnings per share	$1.01	$1.04	$3.16	$2.92
Diluted earnings per share	$1.00	$1.03	$3.11	$2.90

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical information of Baxter and Gambro. The unaudited pro forma consolidated results are not necessarily indicative of what the consolidated results of operations would have been had we completed the acquisition on January 1, 2012. In addition, the unaudited pro forma consolidated results are not projections of future results of operations of the combined company nor do they reflect the expected realization of any cost savings or synergies associated with the acquisition. The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

•	Conversion of Gambro’s historical results of operations from International Financial Reporting Standards (IFRS) to GAAP.

•	Elimination of Gambro’s historical intangible asset amortization expense and property, plant and equipment depreciation expense.

•	Addition of amortization expense related to the fair value of identifiable intangible assets acquired.

•	Addition of depreciation expense related to the fair value of property, plant and equipment acquired.

•	Elimination of a $15 million charge related to the fair value of acquisition-date inventory from the three- and nine-month periods ended September 30, 2013.

•	Addition of a $60 million charge related to the fair value of acquisition-date inventory to the nine-month period ended September 30, 2012.

•	Elimination of Gambro’s historical interest expense and addition of interest expense associated with debt that was issued in 2013 to partially finance the acquisition.

•

Elimination of $135 million of acquisition, integration and currency-related charges from the first nine months of 2013 and addition of these costs to the first nine months of 2012. These costs were directly attributable to the acquisition and non-recurring in nature, and included acquisition and integration related charges incurred by Baxter, in addition to post-acquisition restructuring costs and losses from foreign currency hedging activity related to the acquisition.

Other Acquisitions

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

The acquired net assets comprised a business based on the acquired inputs, processes and outputs and, as a result, the transaction has been accounted for as an acquisition of a business. In March 2013, Baxter made an upfront payment of $51 million for the Inspiration / Ipsen OBI-1 business. The terms of the acquisition also included contingent consideration, including up to $135 million in payments related to the achievement of certain regulatory and sales milestones. Additionally, Baxter will be responsible for specified sales-based payments.

The company substantially completed its valuation of consideration transferred and intangible assets during the second quarter of 2013. As a result, Baxter adjusted its preliminary estimates of the fair value of consideration transferred and assets acquired and liabilities assumed as of the acquisition date. The measurement period adjustments resulted in a reduction to consideration transferred of $58 million, and reductions of $55 million and $3 million to other intangible assets and goodwill, respectively. In the third quarter of 2013, the company recorded an additional measurement period adjustment to increase consideration transferred by $2 million with a corresponding increase in goodwill.

The following table summarizes the updated estimated fair value of consideration transferred and the recognized amounts of the assets acquired and liabilities assumed as of the acquisition date for the Inspiration / Ipsen OBI-1 business.

(in millions)
Consideration transferred
Cash	$ 51
Contingent payments	269
Fair value of consideration transferred	$320

Assets acquired and liabilities assumed
Other intangible assets	$288
Other assets, net	25
Goodwill	7
Total assets acquired and liabilities assumed	$320

The estimated fair value of contingent payment liabilities at the acquisition date was $269 million, based on the probability of achieving the specified milestones and sales-based payments and the discounting of expected future cash flows, and was recorded in other long-term liabilities as part of the consideration transferred. The fair value of the contingent payment liabilities will be re-measured in future periods with changes in the estimated fair value recognized in earnings.

Goodwill of $7 million principally includes the value associated with the assembled workforce at the acquired manufacturing facility. The goodwill is deductible for tax purposes. Other intangible assets of $288 million related to acquired in-process research and development (IPR&D) activities associated with OBI-1 and were accounted for as an indefinite-lived intangible asset. If regulatory approvals are obtained, the IPR&D assets will be amortized over the estimated economic life of the product, and the amortization expense will be recorded in cost of sales.

The results of operations, assets and liabilities of the Inspiration / Ipsen OBI-1 business are included in the BioScience segment, and the goodwill is also included in this reporting unit. Pro forma financial information has not been presented because the results of the acquired business are not material to the company’s results of operations.

Collaborations

Coherus Biosciences, Inc.

In August 2013, Baxter and Coherus Biosciences, Inc. (Coherus) entered into an exclusive collaboration to develop and commercialize a biosimilar to etanercept for Europe, Canada, Brazil and certain other markets. Baxter also has specified rights to include additional products in the collaboration. Baxter’s upfront payment of $30 million was recorded as a deposit asset, with disposition dependent on future Baxter decisions. Development and manufacturing activities will principally be conducted by Coherus, and Baxter will perform the commercialization function. Baxter may make additional payments of up to $216 million relating to the achievement of development and regulatory milestones, as well as royalties based on net sales.

JW Holdings Corporation

In July 2013, Baxter and JW Holdings Corporation (JW Holdings) entered into an exclusive collaboration agreement for parenteral nutritional products containing a novel formulation of omega 3 lipids. Baxter has exclusive rights to co-develop and distribute the products globally, with the exception of Korea. In the third quarter of 2013, Baxter recognized an R&D charge of $25 million related to an upfront cash payment associated with the execution of the agreement. Baxter may make additional payments of up to $10 million relating to the achievement of regulatory milestones, in addition to future royalties.

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Impairment tests for goodwill and intangible assets not subject to amortization are performed annually in the fourth quarter, or sooner if indicators of impairment exist. Intangible assets subject to amortization are tested for impairment when indicators of impairment exist.

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	BioScience	Medical Products	Total
Balance as of December 31, 2012	$975	$1,527	$2,502
Additions	7	1,254	1,261
Currency translation and other adjustments	4	13	17
Balance as of September 30, 2013	$986	$2,794	$3,780

Goodwill additions principally related to the third quarter 2013 acquisition of Gambro and the first quarter 2013 acquisition of the Inspiration / Ipsen OBI-1 business. Refer to Note 4 for additional information regarding these acquisitions. As of September 30, 2013, there were no accumulated goodwill impairment losses.

Other intangible assets, net

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets not subject to amortization include a trademark with an indefinite life and acquired IPR&D associated with products that have not yet received regulatory approval.

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
September 30, 2013
Gross other intangible assets	$2,850	$281	$309	$3,440
Accumulated amortization	(630)	(128)	—	(758)
Other intangible assets, net	$2,220	$153	$309	$2,682

December 31, 2012
Gross other intangible assets	$1,192	$280	$ 22	$1,494
Accumulated amortization	(578)	(102)	—	(680)
Other intangible assets, net	$ 614	$178	$ 22	$ 814

The intangible asset amortization expense was $34 million and $26 million in the three months ended September 30, 2013 and 2012, respectively, and $84 million and $76 million in the nine months ended September 30, 2013 and 2012, respectively. The anticipated annual amortization expense for intangible assets currently subject to amortization as of September 30, 2013 is $142 million in 2013, $227 million in 2014, $225 million in 2015, $222 million in 2016, $204 million in 2017 and $199 million in 2018.

The increase in developed technology intangible assets during 2013 was primarily driven by the acquisition of Gambro in the third quarter of 2013. The increase in indefinite-lived intangible assets during 2013 was primarily related to the acquisition of the Inspiration / Ipsen OBI-1 business in the first quarter of 2013. Refer to Note 4 for additional information regarding these acquisitions.

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

The following table summarizes cash activity in the company’s COLLEAGUE infusion pump reserves through September 30, 2013.

(in millions)
Reserves as of December 31, 2012	$127
Utilization	(20)
Reserves as of September 30, 2013	$107

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

In the third quarter of 2013, in connection with the Gambro acquisition, the company recorded a charge of $14 million related to post-acquisition restructuring activities.

In the second quarter of 2013, the company recorded a charge of $18 million related to contract termination and other exit costs associated with the discontinuation of the company’s Alzheimer’s program. Additionally, in the second quarter of 2013, the company recorded adjustments of $20 million to previous business optimization reserves that are no longer probable of being utilized.

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserves as of December 31, 2012	$220
Charges	32
Reserve adjustments	(20)
Utilization	(61)
CTA	3
Reserves as of September 30, 2013	$174

The reserves are expected to be substantially utilized by the end of 2014. The company believes that these reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

7. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Sold receivables at beginning of period	$ 129	$ 154	$ 157	$ 160
Proceeds from sales of receivables	125	161	380	461
Cash collections (remitted to the owners of the receivables)	(130)	(161)	(394)	(465)
Effect of currency exchange rate changes	(6)	—	(25)	(2)
Sold receivables at end of period	$ 118	$ 154	$ 118	$ 154

The net losses relating to the sales of receivables were immaterial for each period. Refer to the 2012 Annual Report for further information regarding the company’s securitization agreements.

Significant debt issuances

In June 2013, the company issued $500 million of floating rate senior notes maturing in December 2014, $500 million of senior notes bearing a coupon rate of 0.95% and maturing in June 2016, $750 million of senior notes bearing a coupon rate of 1.85% and maturing in June 2018, $1.25 billion of senior notes bearing a coupon rate of 3.2% and maturing in June 2023, and $500 million of senior notes bearing a coupon rate of 4.5% and maturing in June 2043. The interest rate on the floating rate senior notes was 0.4259% as of September 30, 2013.

Approximately $3.0 billion of the net proceeds of these debt issuances was used to finance the acquisition of Gambro and the remainder has been and will be used for general corporate purposes, including the repayment of commercial paper.

Credit facilities and commercial paper

As of September 30, 2013 and December 31, 2012, there were no outstanding borrowings under the company’s primary and Euro-denominated revolving credit facilities. In October 2013, the company’s Euro-denominated credit revolving facility, which was set to mature in October 2013, was amended and extended to December 2014. The terms of the new Euro-denominated revolving credit facility did not substantially change, however certain provisions were amended to more closely align with the company’s primary credit facility. Refer to Note 7 to the company’s consolidated financial statements in the 2012 Annual Report for further discussion of the company’s credit facilities.

During the first nine months of 2013, the company issued and redeemed commercial paper, and there was no balance outstanding as of both September 30, 2013 and December 31, 2012.

In January 2013, Baxter entered into an agreement related to a 364-day bridge loan facility with a maximum capacity of $3.1 billion in support of the planned acquisition of Gambro. This facility was terminated in the second quarter of 2013 as a result of the company’s June 2013 issuance of debt. The company recognized a $13 million expense related to bridge loan facility structuring and commitment fees in other (income) expense, net during the second quarter of 2013.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of September 30, 2013, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $559 million (of which $43 million related to Greece) and includes $141 million of Gambro-related receivables.

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

The notional amounts of foreign exchange contracts were $2.2 billion and $1.5 billion as of September 30, 2013 and December 31, 2012, respectively. The notional amount of interest rate contracts designated as cash flow hedges outstanding as of December 31, 2012 was $250 million. There were no interest rate contracts designated as cash flow hedges outstanding as of September 30, 2013. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of September 30, 2013 is 15 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $500 million as of both September 30, 2013 and December 31, 2012.

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

In the first nine months of 2013, the company had $1 billion of interest rate contracts designated as cash flow hedges that matured or were terminated, resulting in a net gain of $5 million that was deferred in AOCI. In the second quarter of 2013, the company determined that certain forecasted transactions associated with these contracts were no longer probable of occurring and therefore dedesignated the hedge relationship, which, together with ineffectiveness, resulted in the immediate reclassification of a net gain of $11 million from AOCI to net interest expense. The remaining deferred net loss of $6 million from the matured or terminated interest rate contracts is amortized to net interest expense against the related accrued interest payments. There were no hedge dedesignations in the first nine months of 2012 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In the first nine months of 2012, the company terminated $175 million of interest rate contracts that had been designated as fair value hedges, which resulted in a net gain of $21 million that was deferred and is being amortized as a reduction of net interest expense over the remaining term of the underlying debt. There were no fair value hedges terminated during the first nine months of 2013.

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

The total notional amount of undesignated derivative instruments was $318 million as of September 30, 2013 and $3.2 billion as of December 31, 2012. In the fourth quarter of 2012 and the first quarter of 2013, the company entered into option contracts with a total notional amount of $3.7 billion to hedge anticipated foreign currency cash outflows associated with the acquisition of Gambro. These contracts matured in June 2013, and in the second quarter of 2013, the company entered into undesignated forward contracts with a total notional amount of $1.5 billion also to hedge anticipated foreign currency cash outflows associated with the acquisition of Gambro, which matured in the third quarter of 2013. The company recorded gains of $49 million and losses of $23 million in the three and nine months ended September 30, 2013, respectively, associated with the Gambro-related option and forward contracts.

Gains and Losses on Derivative Instruments

The following table summarizes the income statement locations and gains and losses on the company’s derivative instruments for the three months ended September 30, 2013 and 2012.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2013	2012		2013	2012
Cash flow hedges
Interest rate contracts	$—	$ (3)	Net interest expense	$ (1)	$—
Foreign exchange contracts	(1)	(1)	Net sales	—	(1)
Foreign exchange contracts	7	(20)	Cost of sales	9	5
Total	$ 6	$(24)		$ 8	$ 4

				Gain (loss) recognized in income
(in millions)			Location of gain (loss) in income statement	2013	2012
Fair value hedges
Interest rate contracts			Net interest expense	$ 1	$ 5

Undesignated derivative instruments
Foreign exchange contracts			Other (income) expense, net	$51	$ (2)

The following table summarizes the income statement locations and gains and losses on the company’s derivative instruments for the nine months ended September 30, 2013 and 2012.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2013	2012		2013	2012
Cash flow hedges
Interest rate contracts	$26	$(12)	Net interest expense	$10	$ —
Foreign exchange contracts	(1)	(2)	Net sales	(1)	(2)
Foreign exchange contracts	43	(11)	Cost of sales	27	4
Total	$68	$(25)		$36	$ 2

				Gain (loss) recognized in income
(in millions)			Location of gain (loss) in income statement	2013	2012
Fair value hedges
Interest rate contracts			Net interest expense	$(25)	$ 15

Undesignated derivative instruments
Foreign exchange contracts			Other (income) expense, net	$ 6	$(13)

For the company’s fair value hedges, equal and offsetting losses of $1 million and gains of $25 million were recognized in net interest expense in the third quarter and first nine months of 2013, respectively, and equal and offsetting losses of $5 million and $15 million were recognized in net interest expense in the third quarter and first nine months of 2012, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the nine months ended September 30, 2013 was not material.

As of September 30, 2013, $9 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2013.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$ 42	Other long-term liabilities	$—
Foreign exchange contracts	Prepaid expenses and other	46	Accounts payable and accrued liabilities	6
Foreign exchange contracts	Other long-term assets	8	Other long-term liabilities	1
Total derivative instruments designated as hedges		$ 96		$ 7

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$ 1
Total derivative instruments		$ 96		$ 8

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

The following table provides information on the company’s derivative positions as if they were presented on a net basis, allowing for the right of offset by counterparty.

	September 30, 2013		December 31, 2012
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$96	$ 8	$142	$37
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(8)	(8)	(37)	(37)
Total	$88	$—	$105	$—

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 54	$ —	$ 54	$ —
Interest rate hedges	42	—	42	—
Available-for-sale securities
Equity securities	110	110	—	—
Foreign government debt securities	17	—	17	—
Total assets	$223	$110	$113	$ —

Liabilities
Foreign currency hedges	$ 8	$ —	$ 8	$ —
Contingent payments related to acquisitions	344	—	—	344
Total liabilities	$352	$ —	$ 8	$344

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 75	$—	$ 75	$—
Interest rate hedges	67	—	67	—
Available-for-sale securities
Equity securities	15	15	—	—
Preferred stock	51	—	—	51
Foreign government debt securities	16	—	16	—
Total assets	$224	$15	$158	$51

Liabilities
Foreign currency hedges	$ 16	$—	$ 16	$—
Interest rate hedges	21	—	21	—
Contingent payments related to acquisitions	86	—	—	86
Total liabilities	$123	$—	$ 37	$86

As of September 30, 2013, cash and equivalents of $2.4 billion included money market funds of approximately $1.1 billion, which would be considered Level 2 in the fair value hierarchy.

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The majority of the derivatives entered into by the company are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs are considered observable and vary depending on the type of derivative, and include contractual terms, interest rate yield curves, foreign exchange rates and volatility. The fair values of foreign government debt securities are obtained from pricing services or broker/dealers who use proprietary pricing applications, which include observable market information for like or same securities. The preferred stock was valued based upon recent transactions, as well as the financial information of the investee.

Contingent payments related to acquisitions consist of development and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development and commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. As of September 30, 2013, management’s expected weighted-average probability of payment for development and commercial milestone payments was approximately 55%. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated.

At September 30, 2013, the company held available-for-sale equity securities that had an amortized cost basis and fair value of $91 million and $110 million, respectively, with $19 million of cumulative net unrealized gains. At December 31, 2012, the amortized cost basis and fair value of the available-for-sale equity securities was $13 million and $15 million, respectively, with $2 million in cumulative unrealized gains.

As of September 30, 2013 and December 31, 2012, the cumulative unrealized gains for the company’s available-for-sale debt securities were less than $1 million. The company recognized losses totaling $8 million in 2012 related to unrealized and realized losses associated with the company’s Greek government and European Financial Stability Facility bonds, which Baxter sold in the second quarter of 2012. Refer to the 2012 Annual Report for more information on the company’s Greek debt holdings.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and preferred stock.

(in millions)	Contingent payments	Preferred stock
Fair value as of December 31, 2012	$ 86	$51
Additions	269	—
Payments	(2)	—
Gains recognized in earnings	(9)	—
Conversion to a publicly traded equity security	—	(51)
Fair value as of September 30, 2013	$344	$—

Additions were related to contingent payment liabilities associated with the acquisition of the Inspiration / Ipsen OBI-1 business in the first quarter of 2013, and were updated to reflect the measurement period adjustments recorded in the second and third quarters of 2013, as discussed in Note 4.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value in the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the approximate fair values as of September 30, 2013 and December 31, 2012.

	Book values		Approximate fair values
(in millions)	2013	2012	2013	2012
Assets
Long-term insurance receivables	$2	$2	$2	$2
Investments	52	46	53	49

Liabilities
Short-term debt	42	27	42	27
Current maturities of long-term debt and lease obligations	372	323	377	324
Long-term debt and lease obligations	8,652	5,580	8,930	6,201
Long-term litigation liabilities	53	32	52	31

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of September 30, 2013 and December 31, 2012.

		Basis of fair value measurement
(in millions)	Fair value as of September 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Long-term insurance receivables	$ 2	$—	$ 2	$—
Investments	53	—	18	35
Total assets	$ 55	$—	$ 20	$35

Liabilities
Short-term debt	$ 42	$—	$ 42	$—
Current maturities of long-term debt and lease obligations	377	—	377	—
Long-term debt and lease obligations	8,930	—	8,930	—
Long-term litigation liabilities	52	—	52	—
Total liabilities	$ 9,401	$—	$ 9,401	$—

		Basis of fair value measurement
(in millions)	Fair value as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Long-term insurance receivables	$ 2	$—	$ 2	$—
Investments	49	—	19	30
Total assets	$ 51	$—	$ 21	$30

Liabilities
Short-term debt	$ 27	$—	$ 27	$—
Current maturities of long-term debt and lease obligations	324	—	324	—
Long-term debt and lease obligations	6,201	—	6,201	—
Long-term litigation liabilities	31	—	31	—
Total liabilities	$ 6,583	$—	$ 6,583	$—

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

8. SHAREHOLDERS’ EQUITY

Stock-based compensation

Stock compensation expense totaled $39 million and $34 million for the three months ended September 30, 2013 and 2012, respectively, and $111 million and $97 million for the nine months ended September 30, 2013 and 2012, respectively. Over 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.

In March 2013, the company awarded its annual stock compensation grants, which consisted of 6.2 million stock options, 852,000 RSUs and 376,000 PSUs. Stock compensation grants made in the second and third quarters of 2013 were not material.

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

The total intrinsic value of stock options exercised was $60 million and $34 million during the third quarters of 2013 and 2012, respectively, and $167 million and $67 million during the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the unrecognized compensation cost related to all unvested stock options of $74 million is expected to be recognized as expense over a weighted-average period of 1.6 years.

Restricted Stock Units

The fair value of RSUs is determined based on the quoted price of the company’s common stock on the date of the grant. As of September 30, 2013, the unrecognized compensation cost related to all unvested RSUs of $82 million is expected to be recognized as expense over a weighted-average period of 1.9 years.

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

Compensation cost for the new PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each tranche of the award are established. The fair value of the awards is determined based on the quoted price of the company’s stock on the grant date for each tranche of the award. The compensation cost for these PSUs is adjusted at each reporting date to reflect the estimated probability of achieving the vesting condition. The probability of achieving the vesting condition has not materially changed during the second and the third quarter of 2013.

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

As of September 30, 2013, the unrecognized compensation cost related to all granted unvested PSUs of $20 million is expected to be recognized as expense over a weighted-average period of 1.3 years.

Dividends

Cash dividend payments totaled $757 million and $558 million in the first nine months 2013 and 2012, respectively. The increase in cash dividend payments was primarily due to an increase in the quarterly dividend rate of approximately 9% to $0.49 per share, as announced in May 2013, and the July 2012 quarterly dividend rate increase of approximately 34% to $0.45 per share, partially offset by the impact of fewer common shares outstanding as a result of the company’s stock repurchase program. In July 2013, the board of directors declared a quarterly dividend of $0.49 per share, consistent with the May 2013 increase, which was paid on October 1, 2013 to shareholders of record as of September 6, 2013.

Stock repurchases

As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. During the three- and nine-month periods ended September 30, 2013, the company repurchased 2.0 million shares and 12.4 million shares for $145 million and $863 million, respectively, under the board of directors’ July 2012 $2.0 billion share repurchase authorization. As of September 30, 2013, $1.1 billion remained available under the July 2012 authorization.

9. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Pension benefits
Service cost	$34	$28	$101	$ 83
Interest cost	52	58	154	176
Expected return on plan assets	(63)	(72)	(190)	(216)
Amortization of net losses and other deferred amounts	61	52	184	156
Net periodic pension benefit cost	$84	$66	$249	$199

OPEB
Service cost	$ 2	$ 2	$ 7	$ 5
Interest cost	6	8	19	22
Amortization of net loss and prior service credit	3	1	7	5
Net periodic OPEB cost	$11	$11	$ 33	$ 32

10. INCOME TAXES

Effective tax rate

The company’s effective income tax rate was 20.2% and 23.9% in the three-month periods ended September 30, 2013 and 2012, respectively, and 20.4% and 20.9% in the nine-month periods ended September 30, 2013 and 2012, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rate during the third quarter and first nine months of 2013 decreased primarily as a result of deductions and associated tax benefits at rates higher than the overall company’s effective tax rate. Specifically, the company recorded tax and legal reserves of $104 million, net of related benefits from noncontrolling interests, in the third quarter associated with VAT matters in Turkey and existing class action and other related litigation that had a favorable impact on the overall company’s effective tax rate. For the first nine months of 2013, the company also recorded a currency-related charge of $52 million primarily related to derivative instruments to hedge the anticipated foreign currency cash outflows for the acquisition of Gambro that had a favorable impact on the overall company’s effective tax rate.

The company’s effective tax rate in the first nine months of 2012 was favorably impacted by reductions of contingent payment liabilities for milestones associated with the prior acquisitions of Prism Pharmaceuticals, Inc. (Prism) and ApaTech Limited, for which there was no tax charge, and a cost of sales reduction of $37 million for an adjustment to the COLLEAGUE infusion pump reserves as the company substantially completed the recall in the United States, for which there was no tax charge.

Unrecognized tax benefits

The company reduced its gross unrecognized tax benefits by approximately $153 million during the period ended September 30, 2013, related primarily to the effective settlement of the bilateral Advance Pricing Agreements between the US government and the government of Switzerland related to intellectual property, product and service transfer pricing arrangements, which was partially offset by other tax items associated with the company’s joint venture in Turkey.

11. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2013, the company’s total recorded reserves with respect to legal matters were $160 million and the total related receivables were $9 million.

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

Patent litigation

As further described in Note 13 to the company’s consolidated financial statements in the 2012 Annual Report, Baxter filed a patent infringement action against Fresenius Medical Care Holdings covering Fresenius’ 2008K hemodialysis instrument. Fresenius appealed to the Federal Circuit whether Baxter may collect an award of $9 million in royalties and past damages and interest of $20 million in light of a United States Patent and Trademark Office determination with respect to patent invalidity. On July 2, 2013, the Federal Circuit ruled in favor of Fresenius and ordered that Baxter’s claims be dismissed. On August 1, 2013, Baxter filed a petition for rehearing en banc.

Product liability litigation

In connection with the recall of heparin products in the United States, approximately 130 lawsuits remain pending alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. The vast majority of these cases are subject to settlement agreements but remain pending while settlement documentation is being completed.

General litigation

Baxter is a defendant in a number of suits alleging that certain of the company’s current and former executive officers and its board of directors failed to adequately oversee the operations of the company and issued materially false and misleading statements regarding the company’s plasma-based therapies business, the company’s remediation of its COLLEAGUE infusion pumps, its heparin product, and other quality issues. Plaintiffs allege these actions damaged the company and its shareholders by resulting in a decline in stock price in the second quarter of 2010, payment of excess compensation to the board of directors and certain of the company’s current and former executive officers, and other damage to the company. In August 2013, the U.S. Court of Appeals for the Seventh Circuit reinstated a consolidated derivative suit filed in the U.S.D.C. for the Northern District of Illinois that had earlier been dismissed by the district court in September 2012. Baxter is petitioning the U.S. Supreme Court to consider an appeal of that decision. Two derivative actions have been filed in state court: one pending in the Circuit Court of Lake County, Illinois has been stayed pending the outcome of the federal action and another, in Delaware Chancery Court, that Baxter has moved to dismiss. In addition, a consolidated alleged class action is pending in the U.S.D.C. for the Northern District of Illinois against the company and certain of its current executive officers seeking to recover the lost value of investors’ stock. In April 2013, the company filed its opposition to the plaintiff’s motion to certify a class action.

The company is a defendant, along with others, in a number of lawsuits consolidated for pretrial proceedings in the U.S.D.C. for the Northern District of Illinois alleging that Baxter and certain of its competitors conspired to restrict output and artificially increase the price of plasma-derived therapies since 2003. Some of the complaints attempt to state a claim for class action relief and some cases demand treble damages. In February 2011, the court denied the company’s motion to dismiss certain of the claims and the parties are proceeding with discovery. In January 2012, the court granted the company’s motion to dismiss certain federal claims brought by indirect purchasers and returned the remaining indirect purchaser claims to the court of original jurisdiction (U.S.D.C. for the Northern District of California) in August 2012. The indirect purchaser complaint was amended to remove class action allegations in May 2013. The direct purchaser plaintiffs asked the court to certify a class action in September 2013. In October 2013, a co-defendant announced a $64 million dollar settlement of claims against itself and an industry association, the other remaining defendant in the case.

Other

The company has received an inquiry from the U.S. Department of Justice and the SEC requesting that the company provide information about its business activities in a number of countries. The company is cooperating with the agencies and understands that this inquiry is part of a broader review of industry practices for compliance with the U.S. Foreign Corrupt Practices Act.

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

The Medical Products business manufactures intravenous (IV) solutions and administration sets, premixed and oncology drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, infusion pumps, IV nutrition products and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failure. The business manufactures solutions and other products for peritoneal dialysis, a home-based therapy, and also manufactures and distributes products for hemodialysis, which is generally conducted in a hospital or clinic. Effective September 2013, the Medical Products business includes the results of Gambro.

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

Financial information for the company’s segments is as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Net sales
BioScience	$1,620	$1,522	$4,788	$4,550
Medical Products	2,154	1,955	6,103	5,887
Total net sales	$3,774	$3,477	$10,891	$10,437

Pre-tax income
BioScience	$615	$537	$1,851	$1,605
Medical Products	343	388	1,038	1,214
Total pre-tax income from segments	$958	$925	$2,889	$2,819

The following is a reconciliation of segment pre-tax income to income before income taxes per the condensed consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Total pre-tax income from segments	$958	$925	$2,889	$2,819
Unallocated amounts
Stock compensation	(39)	(34)	(111)	(97)
Net interest expense	(45)	(25)	(87)	(65)
Certain foreign currency fluctuations and hedging activities	21	13	63	33
Certain tax and legal reserves	(104)	—	(104)	—
Other Corporate items	(109)	(113)	(532)	(375)
Income before income taxes	$682	$766	$2,118	$2,315

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and nine months ended September 30, 2013.

RESULTS OF OPERATIONS

NET SALES

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
(in millions)	2013	2012	At actual currency rates	At constant currency rates	2013	2012	At actual currency rates	At constant currency rates
BioScience	$1,620	$1,522	6%	6%	$ 4,788	$ 4,550	5%	6%
Medical Products	2,154	1,955	10%	11%	6,103	5,887	4%	4%
Total net sales	$3,774	$3,477	9%	9%	$10,891	$10,437	4%	5%

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
(in millions)	2013	2012	At actual currency rates	At constant currency rates	2013	2012	At actual currency rates	At constant currency rates
International	$2,132	$1,964	9%	9%	$ 6,221	$ 5,953	5%	5%
United States	1,642	1,513	9%	9%	4,670	4,484	4%	4%
Total net sales	$3,774	$3,477	9%	9%	$10,891	$10,437	4%	5%

Net sales during both periods in 2013 included $100 million in Gambro sales following the closing of the acquisition in September 2013, which favorably impacted total sales growth by 3 percentage points and one percentage point during the third quarter and first nine months of 2013, respectively.

Foreign currency did not have a significant impact on net sales during the third quarter of 2013 compared to the prior period. Foreign currency had an unfavorable impact of one percentage point during the nine months ended September 30, 2013 primarily due to the strengthening of the U.S. Dollar relative to the Japanese Yen, British Pound and certain other currencies.

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

Franchise Net Sales Reporting

Effective January 1, 2013, Baxter transitioned to a commercial franchise structure for reporting net sales within each segment. Prior period net sales have been reclassified to reflect the new commercial franchise structure. Refer to the segment net sales discussions below for a description of each commercial franchise.

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

•	Vaccines consists primarily of vaccines for meningitis C and tick-borne encephalitis, as well as ongoing collaborations for the development of seasonal and pandemic influenza vaccines.

The following is a summary of net sales by franchise in the BioScience segment.

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
(in millions)	2013	2012	At actual currency rates	At constant currency rates	2013	2012	At actual currency rates	At constant currency rates
Hemophilia	$ 851	$ 782	9%	9%	$2,465	$2,354	5%	6%
BioTherapeutics	532	516	3%	2%	1,554	1,498	4%	3%
BioSurgery	173	165	5%	5%	523	493	6%	6%
Vaccines	64	59	8%	5%	246	205	20%	22%
Total BioScience net sales	$1,620	$1,522	6%	6%	$4,788	$4,550	5%	6%

Net sales in the BioScience segment increased 6 percent during the third quarter of 2013 and 5 percent during the first nine months of 2013, with no significant impact from foreign currency in the third quarter of 2013 and an unfavorable impact of one percentage point from foreign currency in the first nine months of 2013. Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•

In the Hemophilia franchise, sales growth in both periods was driven primarily by strong demand globally for the company’s advanced recombinant therapy, ADVATE, and the company’s plasma-based inhibitor bypass therapy, FEIBA. Also contributing to sales growth in both periods was the timing of certain tenders as well as shipments in Brazil as part of Baxter’s ongoing partnership with Hemobrás.

•

In the BioTherapeutics franchise, sales increased during both periods primarily due to growth of immunoglobulin therapies resulting from a benefit driven from improved product availability and accelerated demand for GAMMAGARD LIQUID [Immune Globulin Intravenous (Human)] during the third quarter of 2013. Sales growth was partially offset in both periods by lower international sales as a result of an exit from certain markets due to previous supply constraints.

•

In the BioSurgery franchise, sales in both periods were favorably impacted by sales growth for Synovis Life Technologies, Inc. (Synovis), which Baxter acquired during the first quarter of 2012, and solid international growth for the company’s surgical sealants TISSEEL and FLOSEAL.

•

In the Vaccines franchise, sales growth in both periods was primarily driven by higher international sales of FSME-IMMUN (a tick-borne encephalitis vaccine) and milestone payments from ongoing collaborations relating to the development of influenza vaccines.

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

•	Renal consists of peritoneal dialysis (PD) and hemodialysis (HD) therapies. Effective September 2013, the Renal franchise includes the results of Gambro AB. Refer to Note 4 for additional information.

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

The following is a summary of net sales by franchise in the Medical Products segment.

	Three months ended September 30,		Percent change				Nine months ended September 30,		Percent change
(in millions)	2013	2012	At actual currency rates		At constant currency rates		2013	2012	At actual currency rates		At constant currency rates
Fluid Systems	$ 792	$ 702	13%		13%		$2,287	$2,162	6%		6%
Renal	746	629	19%		21%		1,990	1,852	7%		9%
Specialty Pharmaceuticals	372	367	1%		1%		1,101	1,099	0%		0%
BioPharma Solutions	244	257	(5%	)	(4%	)	725	774	(6%	)	(6%	)
Total Medical Products net sales	$2,154	$1,955	10%		11%		$6,103	$5,887	4%		4%

Net sales in the Medical Products segment increased 10 percent during the third quarter of 2013 compared to the prior period (with an unfavorable foreign currency impact of one percentage point) and 4 percent in the first nine months of 2013 compared to the prior period (with no significant foreign currency impact). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•

In the Fluid Systems franchise, sales growth in both periods was primarily driven by increased sales of cyclophosphamide (a generic oncology drug) due to improved pricing in the United States. Also contributing to sales growth was an increase in volumes for IV solutions due to competitor product constraints. Sales growth in both periods was partially offset by an expected decline in SIGMA Spectrum Infusion Pump sales due to the U.S. Food and Drug Administration (FDA) Warning Letter, received in April 2013. Refer to Certain Regulatory Matters for additional information.

•

In the Renal franchise, sales included $100 million from Gambro following the acquisition in September 2013. Excluding the impact of Gambro, sales grew 5 percent and 4 percent (on a constant currency basis) during the third quarter and first nine months of 2013, respectively, driven by growth in the number of PD patients in the United States and emerging markets.

•

In the Specialty Pharmaceuticals franchise, sales in both periods were favorably impacted by strong, global sales of anesthetics. Offsetting growth in both periods was lower sales of nutrition products due to supplier shortages of distributed vitamins and lipids.

•	Sales in the BioPharma Solutions franchise declined during both periods as a result of delayed shipments from the company’s Bloomington, Indiana facility.

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended September 30,				Nine months ended September 30,
(as a percentage of net sales)	2013	2012	Change		2013	2012	Change
Gross margin	51.6%	52.1%	(0.5 pts	)	51.8%	51.7%	0.1 pts
Marketing and administrative expenses	26.1%	21.4%	4.7 pts		24.0%	21.9%	2.1 pts

Gross Margin

The gross margin percentage in the third quarter and first nine months of 2013 includes an unfavorable impact of approximately 0.8 percentage points and 0.3 percentage points, respectively, related to the third quarter 2013 acquisition of Gambro, including a charge of $15 million associated with the fair value of acquisition-date inventory.

Excluding the impact from Gambro, the gross margin percentage increased in both periods due to the favorable impact of sales growth in higher margin products in the BioScience and Medical Products segments. These margin improvements were partially offset by several factors, including increased pension expense, government austerity measures and the impact of the medical device excise tax in 2013 related to U.S. healthcare reform.

Marketing and Administrative Expenses

The increase in the marketing and administrative expense ratio in both periods was principally due to tax and legal reserves of $124 million in the third quarter of 2013 associated with VAT matters in Turkey and existing class action and other related litigation. Additionally, the increase in the marketing and administrative expense ratio was driven by Gambro acquisition and integration costs of $33 million and $73 million incurred during the third quarter and first nine months of 2013, respectively, which included post-acquisition restructuring activities.

Also contributing to the increase in the marketing and administrative expense ratios is an increase in pension expense and investments in promotional and marketing initiatives, including new product launches and other efforts to enhance Baxter’s global presence. The factors identified above were partially offset by savings from the company’s business optimization initiatives and the company’s continued focus on controlling discretionary spending.

RESEARCH AND DEVELOPMENT

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2013	2012	Percent change		2013	2012	Percent change
Research and development expenses	$290	$290	(0%	)	$809	$865	(6%	)
As a percentage of net sales	7.7%	8.3%			7.4%	8.3%

Research and development (R&D) expenses in the three- and nine-month periods ended September 30, 2013 included a third quarter 2013 R&D charge of $25 million related to the company’s collaboration with JW Holdings Corporation (JW Holdings). R&D expenses in the nine-month period ended September 30, 2013 also included a business optimization charge of $18 million recorded in the second quarter of 2013 related to contract termination and other exit costs associated with the discontinuation of the company’s Alzheimer’s disease program. R&D expenses in the third quarter and first nine months of 2012 included charges of $50 million and $113 million, respectively, related to the company collaboration agreements with Momenta Pharmaceuticals, Inc. (Momenta), Chatham Therapeutics, LLC (Chatham) and Onconova Therapeutics, Inc. (Onconova).

Excluding the impact of the these items, R&D expenses in both periods increased due to contributions from the acquisition of Gambro and Baxter’s investments to advance a number of programs across the R&D pipeline. Refer to the 2012 Annual Report for a discussion of the company’s R&D pipeline.

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

As noted above, in the second quarter of 2013, the company recorded a charge of $18 million in R&D expenses primarily related to contract termination and other exit costs associated with the discontinuation of the company’s Alzheimer’s program. Additionally, in the third quarter of 2013, in connection with the Gambro acquisition, the company recorded a charge of $14 million related to post-acquisition restructuring activities.

NET INTEREST EXPENSE

Net interest expense was $45 million and $25 million in the third quarters of 2013 and 2012, respectively, and $87 million and $65 million in the first nine months of 2013 and 2012, respectively, with both periods of 2013 unfavorably impacted by an increase in debt due to the issuance of $1.0 billion of senior notes in August 2012 and $3.5 billion of senior notes in June 2013.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net was $55 million and $14 million of income in both the third quarters of 2013 and 2012, and $10 million of expense and $133 million of income during the first nine months of 2013 and 2012, respectively. In the third quarter of 2013, other (income) expense, net included a benefit of $35 million in noncontrolling interest related to VAT matters and tax reserves associated with the company’s non-wholly owned subsidiary in Turkey. Other (income) expense, net also included currency-related gains of $20 million in the third quarter and currency-related charges of $52 million in the first nine months of 2013 primarily related to derivative instruments entered into by the company to hedge the anticipated foreign currency cash outflows for the acquisition of Gambro.

In 2012, other (income) expense, net included gains of $53 million and $38 million related to the reduction of certain contingent payment liabilities associated with the prior acquisitions of Prism Pharmaceuticals, Inc. (Prism) and ApaTech Limited (ApaTech), respectively. Additionally, other (income) expense, net in 2012 included a benefit from net losses attributable to noncontrolling interests.

Also included in other (income) expense, net were other amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency, and gains from the sale of certain assets.

PRE-TAX INCOME

Refer to Note 12 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience

Pre-tax income increased 15% in both the third quarter and first nine months of 2013. Pre-tax income during both periods increased primarily due to sales growth of higher margin products and the receipt of milestone payments related to ongoing collaborations for the development of influenza vaccines. The increase in pre-tax income for both periods was partially offset by increased spending on marketing and promotional programs.

Pre-tax income in the third quarter and first nine months of 2012 included business development charges of $50 million and $123 million, respectively, primarily related to the company’s collaboration agreements. Also included in pre-tax income during the first nine months of 2012 was a gain of $38 million related to the reduction of a contingent payment liability for certain milestones associated with the prior acquisition of ApaTech.

These items had a favorable impact of 10 percentage points on the change in pre-tax income for the third quarter of 2013 compared to the prior period and a favorable impact of 5 percentage points on the change in pre-tax income for the first nine months of 2013 compared to the prior period.

Medical Products

Pre-tax income decreased 12% and 14% in the third quarter and first nine months of 2013, respectively. Included in pre-tax income in 2013 were Gambro acquisition and integration-related costs of $58 million and $98 million during the third quarter and first nine months of 2013, respectively. Also included in pre-tax income during both periods in 2013 was an R&D charge of $25 million related to the company’s collaboration arrangement with JW Holdings.

Pre-tax income during the first nine months of 2012 included a net benefit of $23 million in the second quarter of 2012 primarily related to an adjustment to the COLLEAGUE infusion pump reserves and a gain of $53 million in the first quarter of 2012 related to the reduction of a contingent payment liability for certain milestones associated with the prior acquisition of Prism.

The above items had an unfavorable impact of 22 percentage points and 16 percentage points on the change in pre-tax income for the third quarter and first nine months of 2013, respectively, compared to prior periods. Excluding the impact of these items, pre-tax income improved due to the favorable impact of sales growth of higher margin products.

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

Included in Corporate items were currency-related charges of $63 million in the first nine months of 2013, including the first quarter charge of $11 million related to the February 2013 devaluation of the Venezuelan currency, as well as net charges of $52 million related to derivative instruments entered into by the company to hedge the anticipated foreign currency cash outflows for the acquisition of Gambro. Also included in corporate items was the third quarter 2013 tax and legal reserves of $104 million, net of related benefits from noncontrolling interests, associated with VAT matters in Turkey and existing class action and other related litigation. Corporate items in the first nine months of 2013 also included a second quarter 2013 benefit of $20 million for adjustments to previous business optimization reserves that are no longer probable of being utilized, and a second quarter 2013 charge of $18 million related to contract termination and other exit costs associated with the discontinuation of the company’s Alzheimer’s program.

INCOME TAXES

The company’s effective income tax rate was 20.2% and 23.9% in the three-month periods ended September 30, 2013 and 2012, respectively, and 20.4% and 20.9% in the nine-month periods ended September 30, 2013 and 2012, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rate during the third quarter and first nine months of 2013 decreased primarily as a result of deductions and associated tax benefits at rates higher than the overall company’s effective tax rate. Specifically, the company recorded tax and legal reserves of $104 million, net of related benefits from noncontrolling interests, in the third quarter associated with VAT matters in Turkey and existing class action and other related litigation that had a favorable impact on the overall company’s effective tax rate. For the first nine months of 2013, the company also recorded a currency-related charge of $52 million primarily related to derivative instruments to hedge the anticipated foreign currency cash outflows for the acquisition of Gambro that had a favorable impact on the overall company’s effective tax rate.

The company’s effective tax rate in the first nine months of 2012 was favorably impacted by reductions of contingent payment liabilities for milestones associated with the prior acquisitions of Prism and ApaTech, for which there was no tax charge, and a cost of sales reduction of $37 million for an adjustment to the COLLEAGUE infusion pump reserves as the company substantially completed the recall in the United States, for which there was no tax charge.

The company anticipates that the effective tax rate for the full-year 2013 will be approximately 22%, excluding the impact of audit developments and other special items.

INCOME AND EARNINGS PER DILUTED SHARE

Net income was $544 million and $583 million for the three months ended September 30, 2013 and 2012, respectively, and $1.7 billion and $1.8 billion for the nine months ended September 30, 2013 and 2012, respectively. Net income per diluted share was $0.99 and $1.06 for the three months ended September 30, 2013 and 2012, respectively, and $3.06 and $3.29 for the nine months ended September 30, 2013 and 2012, respectively. The significant factors and events contributing to the changes are discussed above. Additionally, net income per diluted share was positively impacted by the company’s stock repurchase program, including the repurchase of 2.0 million and 12.4 million shares during the three months and nine months ended September 30, 2013, respectively. Refer to Note 8 for further information regarding the company’s stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from operations

Cash flows from operations decreased during the first nine months of 2013 as compared to the prior year period, totaling $2.1 billion in 2013 and $2.2 billion in 2012. The change in cash flows from operations was impacted by the factors discussed below, as well as the unfavorable impact of lower earnings (before non-cash items and adjustments).

Accounts Receivable

Cash inflows relating to accounts receivable were flat during the first nine months of 2013 as compared to the prior year period. Days sales outstanding increased to 59.4 days as of September 30, 2013 from 57.0 days as of September 30, 2012, which included an unfavorable impact of 4.3 days from the acquisition of Gambro in September 2013. Excluding the impact of Gambro, days sales outstanding decreased to 55.1 days as of September 30, 2013 reflecting an improvement in collection periods in both the United States and certain international markets.

Inventories

Cash outflows relating to inventories increased in 2013 as compared to the prior year. The following is a summary of inventories as of September 30, 2013 and December 31, 2012, as well as annualized inventory turns for the third quarters of 2013 and 2012, by segment.

	Inventories		Annualized inventory turns for the three months ended September 30,
	September 30,	December 31,
(in millions, except inventory turn data)	2013	2012	2013	2012
BioScience	$2,042	$1,745	1.24	1.36
Medical Products	1,539	1,058	3.33	3.68
Total company	$3,581	$2,803	2.14	2.25

The increase in inventories and the associated decrease in inventory turns in 2013 were principally due to additional inventories acquired as part of the Gambro transaction and higher levels of plasma protein-related inventories in the BioScience segment to meet growing demand, as well as higher inventory levels for the Renal and Specialty Pharmaceuticals franchises in the Medical Products segment. The Gambro acquisition contributed 0.25 to the decrease in Medical Products inventory turns for the period.

Other

Cash outflows related to accounts payable and accrued liabilities were $56 million in the first nine months of 2013 compared to $282 million in the first nine months of 2012, with the decrease primarily driven by the timing of payments to certain suppliers and others in 2013 and lower litigation-related payments compared to the first nine months of 2012. This decrease in cash outflows was partially offset by the timing of tax payments made in 2013.

Payments related to the execution of the COLLEAGUE infusion pump recall and the company’s business optimization initiatives decreased from $226 million in the first nine months of 2012 to $81 million in the first nine months of 2013 as the company substantially completed its recall activities in the United States in July 2012. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump recall and the business optimization initiatives.

Cash flows from investing activities

Capital Expenditures

Capital expenditures increased by $275 million in the first nine months of 2013, from $762 million in 2012 to $1.0 billion in 2013. The company’s investments in capital expenditures in 2013 were primarily driven by additional investments in support of capacity expansions in the BioScience segment, including the construction of the company’s new manufacturing facility in Covington, Georgia. The company also invested in projects that enhance the company’s cost structure and manufacturing capabilities and support the company’s strategy of geographic expansion with select investments in growing markets.

In addition, the company continues to invest to support an ongoing strategic focus on R&D with the expansion of facilities, pilot manufacturing sites and laboratories. Capital expenditures also included the company’s multi-year initiative to implement a global enterprise resource planning system designed to consolidate and standardize business processes, data and systems.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $3.8 billion in the first nine months of 2013 principally included $3.6 billion for the third quarter acquisition of Gambro (net of cash acquired of $88 million) and a cash outflow of $51 million for the first quarter acquisition of the investigational hemophilia compound OBI-1 and related net assets from Inspiration BioPharmaceuticals, Inc. and Ipsen Pharma S.A.S. Refer to Note 4 for further information about these acquisitions.

Cash outflows in the first nine months of 2012 primarily included $304 million associated with the acquisition of Synovis and the investment of $50 million in the preferred stock of Onconova. Also included in cash outflows related to acquisitions and investments in 2012 were upfront payments of $113 million made to execute collaboration agreements in the period, including agreements with Momenta, Chatham and Onconova.

Other

Cash inflows from other investing activities included the sale of certain assets in the first nine months of 2013.

During the first nine months of 2012, cash inflows from other investing activities primarily related to proceeds of $48 million from the sale and maturity of available-for-sale securities (including the sale of Greek government bonds) and $19 million from the sale of the common stock of Enobia Pharma Corporation.

Cash flows from financing activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations totaled $3.0 billion in the first nine months of 2013 and primarily related to the company’s June 2013 issuance of $3.5 billion of senior notes with various maturities in support of the planned acquisition of Gambro, partially offset by the repayment of $300 million of 1.8% senior unsecured notes that matured in March 2013 and payment of assumed Gambro debt of $221 million after completion of the acquisition in September 2013. Refer to Note 7 for additional information regarding the debt issuance and Note 4 regarding the Gambro acquisition.

Net cash inflows related to debt and other financing obligations totaled $754 million in the first nine months of 2012 and primarily related to the issuance of $1.0 billion of senior notes in August 2012, partially offset by the repayment of commercial paper.

Other Financing Activities

Cash dividend payments totaled $757 million and $558 million in the first nine months of 2013 and 2012, respectively. The increase in cash dividend payments was primarily due to an increase in the quarterly dividend rate of approximately 9% to $0.49 per share, as announced in May 2013, and the July 2012 quarterly dividend rate increase of approximately 34% to $0.45 per share, first payable on October 1, 2012, partially offset by the impact of fewer common shares outstanding as a result of the company’s stock repurchase program.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans increased by $161 million, from $307 million in the first nine months of 2012 to $468 million in the first nine months of 2013, primarily due to increases in stock option exercises and the weighted-average exercise price of the stock options that were exercised.

Stock repurchases totaled $863 million and $1.1 billion in the first nine months of 2013 and 2012, respectively. As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the board of directors authorized repurchases of up to $2.0 billion of the company’s common stock. As of September 30, 2013, $1.1 billion remained available under the July 2012 authorization.

Also included in financing activities in the first nine months of 2012 was a payment of $90 million for the exercise of the SIGMA purchase option. Refer to the 2012 Annual Report for more information about the SIGMA transaction.

CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS

Credit facilities

The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in June 2015. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $401 million as of September 30, 2013, which was set to mature in October 2013. In October 2013, the company’s Euro-denominated credit revolving facility was amended and extended to December 2014. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. As of September 30, 2013, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of these facilities as of September 30, 2013. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

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

Access to capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.4 billion of cash and equivalents as of September 30, 2013, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

Approximately $3.0 billion of the net proceeds of these debt issuances was used to finance the acquisition of Gambro and the remainder has been and will be used for general corporate purposes, including the repayment of commercial paper.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of September 30, 2013, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $559 million (of which $43 million related to Greece) and includes $141 million of Gambro-related receivables. While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit ratings

There were no changes in the company’s credit ratings in the first nine months of 2013. In the second quarter of 2013, Moody’s upgraded the Company’s outlook from negative to stable. In the third quarter of 2013, Fitch downgraded the Company’s outlook from stable to negative. Refer to the 2012 Annual Report for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2012 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2012 Annual Report. Other than changes required due to the issuance of new accounting pronouncements, there have been no significant changes in the company’s application of its critical accounting policies during the first nine months of 2013.

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

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, credit exposure to foreign governments, contingent payments, estimates of liabilities, the company’s exposure to financial market volatility and foreign currency and interest rate risks, the impact of the Gambro acquisition, business development activities, business optimization initiatives, future capital and R&D expenditures, the sufficiency of the company’s financial flexibility, the adequacy of credit facilities and reserves, the effective tax rate in 2013, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including:

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

•	the company’s ability to successfully integrate and realize the anticipated benefits of the Gambro acquisition;

•	fluctuations in foreign exchange and interest rates;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of geographic and product mix on the company’s sales;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	global regulatory, trade and tax policies;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	the company’s ability to realize the anticipated benefits of its business optimization and transformation initiatives;

•	the successful implementation of the company’s global enterprise resource planning system;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, governmental collaborations and other business development activities;

•	changes in credit agency ratings;

•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in certain countries in which the company operates; and

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of September 30, 2013 is 15 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies. In the fourth quarter of 2012, the company entered into option contracts with a total notional amount of $2.8 billion to hedge anticipated foreign currency cash outflows associated with the acquisition of Gambro. In the first quarter of 2013, the company entered into an additional $900 million of Gambro-related option contracts. These contracts matured in the second quarter of 2013 and the company entered into forward contracts with a total notional amount of $1.5 billion to also hedge anticipated foreign currency cash outflows associated with the acquisition of Gambro, which matured in the third quarter of 2013.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company. Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which resulted in a charge of $11 million during the first quarter of 2013. As of September 30, 2013, the company’s subsidiary in Venezuela had net assets of $35 million denominated in the Venezuelan Bolivar. In the first nine months of 2013, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at September 30, 2013, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $29 million would decrease by $62 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at September 30, 2013 by replacing the actual exchange rates at September 30, 2013 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2012 Annual Report. There were no significant changes during the quarter ended September 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2013. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

In the second quarter of 2010, the company began the implementation of a new global enterprise resource planning system. In addition, the company is consolidating and outsourcing certain computer operations and application support activities. These multi-year initiatives will be conducted in phases and include modifications to the design and operation of controls over financial reporting. The company is testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and has monitoring controls in place over the implementation of these changes. Except for the change noted below, there have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

In September 2013, Baxter acquired 100 percent of the voting equity interests in Indap Holding AB, the holding company for Gambro AB (Gambro). As part of the post-closing integration, the company is engaged in refining and harmonizing the internal controls and processes of the acquired business with those of the company. Management intends to exclude the internal controls of Gambro from its annual assessment of the effectiveness of the company’s internal control over financial reporting for 2013. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 and 2012 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2013, and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three- and nine-month periods ended September 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the company’s management.

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

October 30, 2013

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information in Part I, Item 1, Note 11 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about the company’s common stock repurchases during the three-month period ended September 30, 2013.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
July 1, 2013 through July 31, 2013	995,500	$72.21	995,500
August 1, 2013 through August 31, 2013	1,012,700	$72.58	1,012,700
September 1, 2013 through September 30, 2013	—	—	—
Total	2,008,200	$72.39	2,008,200	$1,070,732,997

(1)	In July 2012, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. During the third quarter of 2013, the company repurchased 2.0 million shares for $145 million under this program. This program does not have an expiration date.

Item 6. Exhibits

Exhibit Index:

Exhibit Number	Description
15*	Letter Re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: October 30, 2013	By:	/s/ Robert J. Hombach
Robert J. Hombach
Corporate Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)