Form 10-K
period 2013-12-31
BAXTER INTERNATIONAL INC
filed 2014-02-21
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $69.27 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $38 billion. There is no non-voting common equity held by non-affiliates of the registrant. The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2014 was 543,187,695.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive 2014 proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 7, 2014 are incorporated by reference into Part III of this report.

PART I

Item 1.    Business.

Company Overview

Baxter International Inc., through its subsidiaries, develops, manufactures and markets products that save and sustain the lives of people with hemophilia, immune disorders, infectious diseases, kidney disease, trauma, and other chronic and acute medical conditions. As a global, diversified healthcare company, Baxter applies a unique combination of expertise in medical devices, pharmaceuticals and biotechnology to create products that advance patient care worldwide. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices, clinical and medical research laboratories, and by patients at home under physician supervision. Baxter manufactures products in 30 countries and sells them in more than 100 countries.

Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, “Baxter International” means Baxter International Inc. and “Baxter,” the “company” or the “Company” means Baxter International and its consolidated subsidiaries.

Business Segments and Products

The company operates in two segments: BioScience and Medical Products.

The BioScience business processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; biosurgery products; and select vaccines.

The Medical Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failure, along with other renal therapies, which was enhanced in 2013 through the acquisition of Gambro AB (Gambro). The Medical Products business now offers a comprehensive portfolio to meet the needs of patients across the treatment continuum, including technologies and therapies for peritoneal dialysis (PD), in-center hemodialysis (HD), home hemodialysis (HHD), continuous renal replacement therapy (CRRT) and additional dialysis services.

For financial information about Baxter’s segments and principal product categories, see Note 16 in Item 8 of this Annual Report on Form 10-K.

Sales and Distribution

The company has its own direct sales force and also makes sales to and through independent distributors, drug wholesalers acting as sales agents and specialty pharmacy or other alternate site providers. In the United States, third parties such as Cardinal Health, Inc. and Owens & Minor, Inc. warehouse and ship a significant portion of the company’s products through their distribution centers. These centers are generally stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales and customer service representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct-mail campaigns, trade publication presence and advertising.

International sales are made and products are distributed on a direct basis or through independent distributors or sales agents in more than 100 countries.

International Operations

The majority of the company’s revenues are generated outside of the United States and geographic expansion remains a core component of the company’s strategy. Baxter’s international presence includes operations in Europe (including Eastern and Central Europe), the Middle East, Africa, Asia-Pacific, Latin America and Canada. The company is subject to certain risks inherent in conducting business outside the United States. For more information on these risks, see the information under the captions “We are subject to risks associated with doing business globally” and “We are subject to foreign currency exchange risk” in Item 1A of this Annual Report on Form 10-K.

For financial information about foreign and domestic operations and geographic information, see Note 16 in Item 8 of this Annual Report on Form 10-K. For more information regarding foreign currency exchange risk, refer to the discussion under the caption entitled “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K.

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

In keeping with the increased emphasis on cost-effectiveness in healthcare delivery, many hospitals and other customers of medical products in the United States have joined group purchasing organizations (GPOs), or formed integrated delivery networks (IDNs), to enhance purchasing power. GPOs and IDNs negotiate pricing arrangements with manufacturers and distributors, and the negotiated prices are made available to members. Baxter has purchasing agreements with several of the major GPOs in the United States. GPOs may have agreements with more than one supplier for certain products. Accordingly, in these cases, Baxter faces competition from other suppliers even where a customer is a member of a GPO under contract with Baxter. Purchasing power is similarly consolidated in many other countries. For example, public contracting authorities act as the purchasing entities for the hospitals and other customers of medical products in their region and many hospitals and other customers have joined joint procurement entities and buying consortia. The result is that demand for healthcare products is increasingly concentrated across the company’s markets globally.

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

Competition and Healthcare Cost Containment

Baxter’s BioScience and Medical Products businesses enjoy leading positions based on a number of competitive advantages. The BioScience business benefits from continued innovation in its products and therapies, consistency of its supply of products, and strong customer relationships. The Medical Products business benefits from the breadth and depth of its product offering, as well as strong relationships with customers and patients, including hospitals and clinics, customer purchasing groups, pharmaceutical and biotechnology companies, and the many patients who self-administer the home-based therapies supplied by Baxter. Baxter as a whole benefits from efficiencies and cost advantages resulting from shared manufacturing facilities and the technological advantages of its products.

Although no single company competes with Baxter in all of its businesses, Baxter faces substantial competition in each of its segments from international and domestic healthcare and pharmaceutical companies of all sizes. BioScience continues to face competitors from pharmaceutical, biotechnology and other companies. Medical Products faces competition from medical device manufacturers and pharmaceutical companies. In addition, global and regional competitors continue to expand their manufacturing capacity and sales and marketing channels. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation. There has been increasing consolidation in the company’s customer base and by its competitors, which continues to result in pricing and market pressures.

Global efforts toward healthcare cost containment continue to exert pressure on product pricing. Governments around the world use various mechanisms to control healthcare expenditures, such as price controls, the formation of public contracting authorities, product formularies (lists of recommended or approved products), and competitive tenders which require the submission of a bid to sell products. Sales of Baxter’s products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payors. In the United States, the federal and many state governments have adopted or proposed initiatives relating to Medicaid and other health programs that may limit reimbursement or increase rebates that Baxter and other providers are required to pay to the state. In addition to government regulation, managed care organizations in the United States, which include medical insurance companies, medical plan administrators, health-maintenance organizations, hospital and physician alliances and pharmacy benefit managers, continue to put pressure on the price and usage of healthcare products. Managed care organizations seek to contain healthcare expenditures, and their purchasing strength has been increasing due to their consolidation into fewer, larger organizations and a growing number of enrolled patients. Baxter faces similar issues outside of the United States. In Europe and Latin America, for example, the government provides healthcare at low cost to patients, and controls its expenditures by purchasing products through public tenders, collective purchasing, regulating prices, setting reference prices in public tenders or limiting reimbursement or patient access to certain products.

Intellectual Property

Patents and other proprietary rights are essential to Baxter’s business. Baxter relies on patents, trademarks, copyrights, trade secrets, know-how and confidentiality agreements to develop, maintain and strengthen its competitive position. Baxter owns a number of patents and trademarks throughout the world and has entered into license arrangements relating to various third-party patents and technologies. Products manufactured by Baxter are sold primarily under its own trademarks and trade names. Some products distributed by the company are sold under the company’s trade names, while others are sold under trade names owned by its suppliers or partners. Trade secret protection of unpatented confidential and proprietary information is also important to Baxter. The company maintains certain details about its processes, products and technology as trade secrets and generally requires employees, consultants, parties to collaboration agreements and other business partners to enter into confidentiality agreements.

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

Baxter operates in an industry susceptible to significant patent litigation. At any given time, the company is involved as either a plaintiff or defendant in a number of patent infringement and other intellectual property-related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products. For more information on patent and other litigation, see Note 15 in Item 8 of this Annual Report on Form 10-K.

Research and Development

Baxter’s investment in research and development (R&D) is essential to its future growth and its ability to remain competitive in each of its business segments. Accordingly, Baxter continues to focus its investment in R&D programs to enhance future growth through clinical differentiation. Expenditures for Baxter’s R&D activities were $1.25 billion in 2013, $1.16 billion in 2012 and $946 million in 2011. These expenditures include costs associated with R&D activities performed at the company’s R&D centers located around the world, which include facilities in Austria, Belgium, Sweden, Italy, Germany, China, Japan and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxter locations. Included in Baxter’s R&D activities in 2013 were upfront and milestone payments of $103 million related to collaboration arrangements and $73 million related to business optimization charges.

The company’s research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product categories. Baxter supplements its own R&D efforts by acquiring various technologies and entering into development and other collaboration agreements with third parties. In July 2011, Baxter established Baxter Ventures, a strategic initiative to invest up to $200 million in early-stage companies developing products and therapies to accelerate innovation and growth for the company. Through December 31, 2013, over 25% of Baxter Ventures’ funds have been invested, including in such therapeutic areas as immunology, hematology and renal. In addition, Baxter’s BioScience business has been actively engaged in investigating new potential biosimilar and oncology treatments, primarily through business collaborations. For more information on the company’s R&D activities, refer to the discussion under the caption entitled “Strategic Objectives” in Item 7 of this Annual Report on Form 10-K.

Quality Management

Baxter’s success depends upon the quality of its products. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, facilitating continuous improvement of the company’s processes, products and services, and assuring the safety and efficacy of the company’s products. Baxter has one quality system deployed globally that enables the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of the company’s products to ensure they conform to customer requirements. In order to continually improve the effectiveness and efficiency of the quality system, various measurements, monitoring and analysis methods such as management reviews and internal, external and vendor audits are employed at local and central levels.

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

Government Regulation

The operations of Baxter and many of the products manufactured or sold by the company are subject to extensive regulation by numerous government agencies, both within and outside the United States. The Food and Drug Administration (FDA) in the United States, the European Medicines Agency (EMA) in Europe, the China Food and Drug Administration (CFDA) in China and other government agencies inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of Baxter’s products. The company must obtain specific approval from FDA and non-U.S. regulatory authorities before it can market and sell most of its products in a particular country. Even after the company obtains regulatory approval to market a product, the product and the company’s manufacturing processes and quality systems are subject to continued review by FDA and other regulatory authorities globally. State agencies in the United States also regulate the facilities, operations, employees, products and services of the company within their respective states. The company and its facilities are subject to periodic inspections and possible administrative and legal actions by FDA and other regulatory agencies inside and outside the United States. Such actions may include warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. As situations require, the company takes steps to ensure safety and efficacy of its products, such as removing products found not to meet applicable requirements from the market and improving the effectiveness of quality systems. For more information on compliance actions taken by the company, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.

The company is also subject to various laws inside and outside the United States concerning our relationships with healthcare professionals and government officials, price reporting and regulation, the promotion, sales and marketing of our products and services, the importation and exportation of our products, the operation of our facilities and distribution of our products. In the United States, the company is subject to the oversight of FDA, Office of the Inspector General within the Department of Health and Human Services (OIG), the Center for Medicare/Medicaid Services (CMS), the Department of Justice (DOJ), Environmental Protection Agency, Department of Defense and Customs and Border Protection in addition to others. The company supplies products and services to healthcare providers that are reimbursed by federally funded programs such as Medicare. As a result, the company’s activities are subject to regulation by CMS and enforcement by OIG and DOJ. In each jurisdiction outside the United States, the company’s activities are subject to regulation by government agencies including the EMA in Europe, CFDA in China and other agencies in other jurisdictions. Many of the agencies enforcing these laws have increased their enforcement activities with respect to healthcare companies in recent years. These actions appear to be part of a general trend toward increased enforcement activity globally.

In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States. While this legislation provides for a number of changes in how companies are compensated for providing healthcare products and services, many of these changes are still being implemented by regulations. For more information on the expected impact of healthcare reform on the company, refer to the information under the caption “The implementation of healthcare reform in the United States may adversely affect our business” in Item 1A of this Annual Report on Form 10-K.

Environmental policies of the company require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection.

Employees

As of December 31, 2013, Baxter employed approximately 61,000 people.

Available Information

Baxter makes available free of charge on its website at www.baxter.com its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission. In addition, Baxter’s Corporate Governance Guidelines, Code of Conduct, and the charters for the committees of Baxter’s board of directors are available on Baxter’s website at www.baxter.com under “Corporate Governance.” All the foregoing materials will be made available to shareholders in print upon request by writing to: Corporate Secretary, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015. Information contained on Baxter’s website shall not be deemed incorporated into, or to be a part of, this Annual Report on Form 10-K.

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

As a participant in the healthcare industry, our operations and products, and those of our customers, are regulated by numerous government agencies, both inside and outside the United States. The impact of this on us is direct to the extent we are subject to these laws and regulations, and indirect in that in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations.

The manufacture, distribution, marketing and use of our products are subject to extensive regulation and scrutiny by FDA and other regulatory authorities globally. Any new product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by FDA and foreign regulatory authorities. Changes to current products may be subject to vigorous review, including additional 510(k) and other regulatory submissions, and approvals are not certain. Our facilities must be approved and licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, could result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales. The requirements of regulatory authorities, including interpretative guidance, are subject to change and compliance with additional or changing requirements or interpretative guidance may subject the company to further review, result in product launch delays or otherwise increase our costs. For information on current regulatory issues affecting us, please refer to the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K. In connection with these issues, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional regulation will not be introduced that may adversely affect the company’s operations and consolidated financial statements.

The sales, marketing and pricing of products and relationships that pharmaceutical and medical device companies have with healthcare providers are under increased scrutiny by federal, state and foreign government agencies. Compliance with the Anti-Kickback Statute, False Claims Act, Food, Drug and Cosmetic Act (including as these laws relate to off-label promotion of products) and other healthcare related laws, as well as competition, data and patient privacy and export and import laws, is under increased focus by the agencies charged with overseeing such activities, including FDA, OIG, DOJ and the Federal Trade Commission. The DOJ and the Securities and Exchange Commission have also increased their focus on the enforcement of the U.S. Foreign Corrupt Practices Act (FCPA), particularly as it relates to the conduct of pharmaceutical companies. The FCPA and similar anti-bribery laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Healthcare professionals in many countries are employed by the government and consequently may be considered government officials. Foreign governments have also increased their scrutiny of pharmaceutical and medical device companies’ sales and marketing activities and relationships with healthcare providers and competitive practices generally. The laws and standards governing the promotion, sale and reimbursement of our products and those governing our relationships with healthcare providers and governments, including the Sunshine Act recently enacted under the Patient Protection and Affordable Care Act, can be complicated, are subject to frequent change and may be violated unknowingly. We have compliance programs in place, including policies, training and various forms of monitoring, designed to address these risks. Nonetheless, these programs and policies may not always protect us from conduct by individual employees that violate these laws. Violations, or allegations of violations, of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, financial condition and results of operations. For more information related to the Company’s ongoing government investigations, please refer to Note 15 in Item 8 of this Annual Report on Form 10-K.

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

Our success depends upon the quality of our products. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving the company’s products and services and assuring the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. While we have one quality system deployed globally that covers the lifecycle of our products, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. Additionally, Baxter has made and continues to make significant investments in assets, including inventory and property, plant and equipment, which relate to potential new products or modifications to existing products. Product quality or safety issues may restrict the company from being able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.

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

The Patient Protection and Affordable Care Act (PPACA), which was signed into law in March 2010, includes several provisions which impact the company’s businesses in the United States, including increased Medicaid rebates and an expansion of the 340B Drug Pricing Program which provides certain qualified entities, such as hospitals serving disadvantaged populations, with discounts on the purchase of drugs for outpatient use and an excise tax on the sale of certain drugs and medical devices. In 2011, the company became subject to a tax on the sales of its pharmaceutical products to the government, and in 2013, the company became subject to a 2.3% tax on sales of certain of its medical devices. The impact of the increased Medicaid rebates and the expanded 340B Drug Pricing Program is largely to our BioScience business, while the additional taxes impact both of our business segments. We may also experience downward pricing pressure as the PPACA reduces Medicare and Medicaid payments to hospitals. While it is intended to expand health insurance coverage and increase access to medical care generally, the long-term impact of the PPACA on our business and the demand for our products is uncertain. Similarly, we cannot predict the impact of the additional regulations that need to be established to implement many of the PPACA’s provisions.

If reimbursement for our current or future products is reduced or modified in the United States or abroad, our business could suffer.

Sales of our products depend, in part, on the extent to which the costs of our products are paid by both public and private payors. These payors include Medicare, Medicaid, and private health care insurers in the United States and foreign governments and third-party payors outside the United States. Public and private payors are increasingly challenging the prices charged for medical products and services. We may continue to experience continued downward pricing pressures from any or all of these payors which could result in an adverse effect on our business, financial condition and operational results.

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

The production of plasma-based therapies is a lengthy and complex process. Efforts to increase the collection of plasma or the production of plasma-based therapies may include the construction and regulatory approval of additional plasma collection facilities and/or plasma fractionation facilities. The development of such facilities can be a lengthy regulatory and capital intensive process. As a result, our ability to match our collection and production of plasma-based therapies to market demand is imprecise and may result in a failure to meet the market demand for our plasma-based therapies or potentially an oversupply of inventory. Failure to meet market demand for our plasma-based therapies may result in customers transitioning to available competitive products resulting in a loss of segment share or customer confidence. In the event of an oversupply we may be forced to lower the prices we charge for some of our plasma-based therapies, close collection and processing facilities, record asset impairment charges or take other action which may adversely affect our business, financial condition and results of operations.

If we are unable to obtain sufficient components or raw materials on a timely basis or if we experience other manufacturing or supply difficulties, our business may be adversely affected.

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

If our business development activities are unsuccessful, including our integration of Gambro, our business could suffer and our financial performance could be adversely affected.

As part of our long-term strategy, we are engaged in business development activities including evaluating acquisitions, joint development opportunities, technology licensing arrangements and other opportunities. These activities may result in substantial investment of the company’s resources. Our success developing products or expanding into new markets from such activities will depend on a number of factors, including our ability to find suitable opportunities for acquisition, investment or alliance; whether we are able to complete an acquisition, investment or alliance on terms that are satisfactory to us; the strength of the other company’s underlying technology, products and ability to execute its business strategies; any intellectual property and litigation related to these products or technology; and our ability to successfully integrate the acquired company, business, product, technology or research into our existing operations, including the ability to adequately fund acquired in-process research and development projects and to maintain adequate controls over the combined operations. Certain of these activities are subject to antitrust and competition laws, which laws could impact our ability to pursue strategic transactions and could result in mandated divestitures in the context of proposed acquisitions. If we are unsuccessful in our business development activities, we may be unable to meet our financial targets and our financial performance could be adversely affected.

In September 2013, we completed the acquisition of Gambro for a total purchase price of $3.7 billion, excluding adjustments for net indebtedness, which was financed in part by proceeds of approximately $3.0 billion from debt issuances in June 2013. These additional debt issuances significantly increased the company’s outstanding debt and will require us to dedicate a portion of our cash flow to servicing this debt, thereby reducing the availability of cash to fund other business initiatives. The integration of Gambro’s operations will require significant efforts, including the coordination of information technologies, research and development, sales, marketing, operations, manufacturing and finance. These efforts will result in additional expenses and involve significant amounts of management’s time that cannot be dedicated to other projects. Our failure to successfully integrate Gambro’s operations into our own could result in a failure to achieve expected synergies. A failure to achieve our strategic objectives with respect to the Gambro acquisition could result in slower growth, higher than expected costs, the closure of facilities, the recording of asset impairment charges and other actions which could adversely affect our business, financial condition and results of operations.

For more information on recent business development activities, see Note 4 in Item 8 of this Annual Report on Form 10-K.

We are subject to risks associated with doing business globally.

Our operations are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include changes in exchange controls and other governmental actions, loss of business in government and public tenders that are held annually in many cases, increasingly complex labor environments, availability of raw materials, changes in taxation, export control restrictions, changes in or violations of U.S. or local laws, including the FCPA and the United Kingdom Bribery Act, dependence on a few government entities as customers, pricing restrictions, economic and political instability (including instability as it relates to the Euro and currencies in certain emerging market countries), disputes between countries, diminished or insufficient protection of intellectual property, and disruption or destruction of operations in a significant geographic region regardless of cause, including war, terrorism, riot, civil insurrection or social unrest. Failure to comply with, or material changes to, the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

We are subject to foreign currency exchange risk.

We generate the majority of our revenue outside the United States. As a result, our financial results may be adversely affected by fluctuations in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. We may experience additional volatility as a result of inflationary pressures and other macroeconomic factors in certain emerging market countries. A discussion of the financial impact of foreign exchange rate fluctuations, and the ways and extent to which we attempt to mitigate such impact is contained under the caption “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K.

Changes in tax laws or exposure to additional income tax liabilities may have a negative impact on our operating results.

Tax policy reform continues to be a topic of discussion in the United States. A significant change to the tax system in the United States, including changes to the taxation of international income, could have an adverse effect upon our results of operations. Because we operate in multiple income tax jurisdictions both inside and outside the United States, we are subject to tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we may not accurately predict the outcome of these audits, and as a result the actual outcome of these audits may have an adverse impact on our financial results. For more information on ongoing audits, see Note 14 in Item 8 of this Annual Report on Form 10-K.

We are increasingly dependent on information technology systems and infrastructure.

We increasingly rely upon technology systems and infrastructure. Our technology systems are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events. Likewise, data privacy breaches by employees and others with both permitted and unauthorized access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public, or may be permanently lost. While we have invested heavily in the protection of data and information technology and in related training, there can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon the reputation, business, operations or financial condition of the company. In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities.

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

We are a defendant in a number of pending lawsuits. In addition, we may be named as a defendant in future patent, product liability or other lawsuits. These current and future matters may result in a loss of patent protection, reduced revenue, significant liabilities and diversion of our management’s time, attention and resources. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in these current matters. In view of these uncertainties, the outcome of these matters may result in charges in excess of any established reserves, and, to the extent available, liability insurance. We also continue to be self-insured with respect to product liability claims. The absence of third-party insurance coverage for current or future claims increases our potential exposure to unanticipated claims and adverse decisions. Protracted litigation, including any adverse outcomes, may have an adverse impact on the business, operations or financial condition of the company. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees. See Note 15 in Item 8 of this Annual Report on Form 10-K for more information regarding current lawsuits.

Current or worsening economic conditions may adversely affect our business and financial condition.

The company’s ability to generate cash flows from operations could be affected if there is a material decline in the demand for the company’s products, in the solvency of its customers or suppliers, or deterioration in the company’s key financial ratios or credit ratings. Current or worsening economic conditions may adversely affect the ability of our customers (including governments) to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, declining cash flows, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products. We continue to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of

December 31, 2013, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $561 million (of which $29 million is related to Greece). This amount reflects an increase of $176 million during 2013 primarily as a result of the acquisition of Gambro. While the economic downturn has not significantly impacted our ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. These conditions may also impact the stability of the Euro. For more information on accounts receivable and credit matters with respect to certain of these countries, refer to the discussion under the caption entitled “Credit Facilities, Access to Capital and Credit Ratings” in Item 7 of this Annual Report on Form 10-K.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The company’s corporate offices are owned and located at One Baxter Parkway, Deerfield, Illinois 60015.

Baxter owns or has long-term leases on all of its manufacturing facilities. The company maintains 18 manufacturing facilities in the United States and its territories, including three in Puerto Rico. The company also manufactures in Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Czech Republic, the Dominican Republic, France, Germany, India, Ireland, Italy, Japan, Malta, Mexico, the Philippines, Poland, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, Tunisia, Turkey and the United Kingdom. The company’s principal manufacturing facilities by segment are listed below:

Business	Location	Owned/Leased
BioScience
	Orth, Austria	Owned
	Vienna, Austria	Owned
	Lessines, Belgium	Owned
	Hayward, California	Leased
	Los Angeles, California	Owned
	Thousand Oaks, California	Owned
	Bohumil, Czech Republic	Owned
	Pisa, Italy	Owned
	Rieti, Italy	Owned
	Woodlands, Singapore	Owned/Leased(1)
	Neuchatel, Switzerland	Owned
	Elstree, United Kingdom	Leased
Medical Products
	Opelika, Alabama	Owned(2)
	Mountain Home, Arkansas	Owned
	Toongabbie, Australia	Owned
	Lessines, Belgium	Owned
	Sao Paulo, Brazil	Owned
	Alliston, Canada	Owned
	Guangzhou, China	Owned(3)
	Shanghai, China	Owned
	Suzhou, China	Owned
	Cali, Colombia	Owned
	Grasslands, Colorado	Leased
	Cartago, Costa Rica	Owned
	Prerov, Czech Republic	Leased(2)

Business	Location	Owned/Leased
Medical Products	Haina, Dominican Republic	Leased
	Daytona, Florida	Owned(2)
	Meyzieu, France	Owned(2)
	Halle, Germany	Owned
	Hechingen, Germany	Leased(2)
	Joka, Germany	Owned(2)
	Rostock, Germany	Leased(2)
	Round Lake, Illinois	Owned
	Bloomington, Indiana	Owned/Leased(4)
	Castlebar, Ireland	Owned
	Crevalcore, Italy	Leased(5)
	Grosotto, Italy	Owned
	Medolla, Italy	Owned(2)
	Poggio Rusco, Italy	Leased(5)
	Sondalo, Italy	Owned(2)
	Miyazaki, Japan	Owned
	Cuernavaca, Mexico	Owned
	Tijuana, Mexico	Owned(2)
	Minneapolis, Minnesota	Leased(2)
	Cleveland, Mississippi	Leased
	Medina, New York	Leased
	North Cove, North Carolina	Owned
	Aibonito, Puerto Rico	Leased
	Guayama, Puerto Rico	Owned
	Jayuya, Puerto Rico	Leased
	Woodlands, Singapore	Owned/Leased(1)
	Sabinanigo, Spain	Owned
	Lund, Sweden	Leased(2)
	San Vittore, Switzerland	Owned
	Liverpool, United Kingdom	Owned
	Thetford, United Kingdom	Owned

(1)	Baxter owns the facility at Woodlands, Singapore, and leases the property upon which it rests. This facility is shared between the Medical Products and BioScience businesses.

(2)	These plants were acquired in 2013 as part of the Gambro acquisition.

(3)	The Guangzhou, China facility is owned by a joint venture in which Baxter owns a majority share.

(4)	The Bloomington, Indiana location includes both owned and leased facilities.

(5)	These are temporary Gambro locations.

The company also owns or operates shared distribution facilities throughout the world. In the United States and Puerto Rico, there are 8 shared distribution facilities with the principal facilities located in Memphis, Tennessee; Catano, Puerto Rico; North Cove, North Carolina; and Round Lake, Illinois. Internationally, we have more than 100 shared distribution facilities located in Argentina, Australia, Austria, Belgium, Brazil, Brunei, Canada, Chile, China, Colombia, Costa Rica, the Czech Republic, Ecuador, France, Germany, Greece, Guatemala, Hong Kong, India, Indonesia, Ireland, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, Panama, Peru, the Philippines, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Venezuela and Vietnam.

The company continually evaluates its plants and production lines and believes that its current facilities plus any planned expansions are generally sufficient to meet its expected needs and expected near-term growth. Expansion projects and facility closings will be undertaken as necessary in response to market needs.

Item 3.	Legal Proceedings.

Incorporated by reference to Note 15 in Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant

Robert L. Parkinson, Jr., age 63, is Chairman and Chief Executive Officer of Baxter, having served in that capacity since April 2004. Prior to joining Baxter, Mr. Parkinson was Dean of Loyola University Chicago School of Business Administration and Graduate School of Business from 2002 to 2004. He retired from Abbott Laboratories in 2001 following a 25-year career, having served in a variety of domestic and international management and leadership positions, including as President and Chief Operating Officer. Mr. Parkinson also serves on the Board of Directors of Chicago-based Northwestern Memorial HealthCare, as Chairman of the Board of Northwestern Lake Forest Hospital, and as Chairman of the Loyola University Chicago Board of Trustees.

Phillip L. Batchelor, age 52, is Corporate Vice President, Quality and Regulatory Affairs, having served in that capacity since February 2013. Mr. Batchelor served as Corporate Vice President, Quality from April 2010 to February 2013 and as Vice President for BioScience Global Operations from April 2005 to April 2010. Prior to that, Mr. Batchelor served in a variety of positions with Baxter in quality management and manufacturing.

Sebastian J. Bufalino, age 53, is Corporate Vice President and Controller, having served in that capacity since March 2013. From April 2005 to March 2013, Mr. Bufalino served as Vice President of corporate audit. Mr. Bufalino joined Baxter in 2000 as Vice President of global finance for the company’s Medication Delivery business unit. Before joining Baxter, Mr. Bufalino spent eight years at G.D. Searle, in roles of increasing responsibility. Mr. Bufalino also served in various audit roles at Coopers & Lybrand from 1982 to 1993.

Jean-Luc Butel, age 57, is Corporate Vice President and President, International, having served in that capacity since February 2012. From August 2003 to February 2012, Mr. Butel held various positions with Medtronic, Inc., the most recent of which was Executive Vice President and Group President, International. Prior to Medtronic, Mr. Butel served as President of Independence Technology, a Johnson & Johnson company, after serving in a variety of leadership roles at Becton, Dickinson Company from 1991 to 1999.

Robert M. Davis, age 47, is Corporate Vice President and President, Medical Products, having served in that capacity since October 2010. From May 2006 to July 2010, Mr. Davis served as Corporate Vice President and Chief Financial Officer and from July to October 2010, he was Corporate Vice President and President, Renal. Prior to joining Baxter as Treasurer in 2004, Mr. Davis was with Eli Lilly and Company from 1990.

Ludwig N. Hantson, Ph.D., age 51, is Corporate Vice President and President, BioScience, having served in that capacity since October 2010. Dr. Hantson joined Baxter in May 2010 as Corporate Vice President and President, International. From 2001 to May 2010, Dr. Hantson held various positions at Novartis Pharmaceuticals Corporation, the most recent of which was Chief Executive Officer, Pharma North America. Prior to Novartis, Dr. Hantson spent 13 years with Johnson & Johnson in roles of increasing responsibility in marketing and clinical research and development.

Robert J. Hombach, age 48, is Corporate Vice President and Chief Financial Officer, having served in that capacity since July 2010. From February 2007 to March 2011, Mr. Hombach also served as Treasurer and from December 2004 to February 2007, he was Vice President of Finance, Europe. Prior to that, Mr. Hombach served in a number of finance positions of increasing responsibility in the planning, manufacturing, operations and treasury areas at Baxter.

Jeanne K. Mason, Ph.D., age 58, is Corporate Vice President, Human Resources. Prior to joining Baxter in May 2006, Dr. Mason was with General Electric from 1988, holding various leadership positions, the most recent of which was with GE Insurance Solutions, a primary insurance and reinsurance business, where she was responsible for global human resource functions.

David P. Scharf, age 46, is Corporate Vice President and General Counsel, having served in this capacity since August 2009. Mr. Scharf has also served as Corporate Secretary from September 2013. Mr. Scharf joined Baxter in July 2005 and served in progressive leadership roles within the legal department. Prior to joining Baxter, Mr. Scharf was with Guidant Corporation from 2002, in roles of increasing responsibility.

All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table includes information about the company’s common stock repurchases during the three-month period ended December 31, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)

October 1, 2013 through October 31, 2013	765,000	$65.36	765,000
November 1, 2013 through November 30, 2013	—	—	—
December 1, 2013 through December 31, 2013	—	—	—

Total	765,000	$65.36	765,000	$1,020,719,929

(1)	In July 2012, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. During the fourth quarter of 2013, the company repurchased 0.8 million shares for $50 million under this program. The remaining authorization under this program totaled approximately $1.0 billion at December 31, 2013. This program does not have an expiration date.

Additional information required by this item is incorporated by reference to Note 17 in Item 8 of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the change in Baxter’s cumulative total shareholder return (including reinvested dividends) on Baxter’s common stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s 500 Health Care Index over the past five years.

Item 6.	Selected Financial Data.

as of or for the years ended December 31		2013[1,6]	2012[2,6]	2011[3,6]	2010[4,6]		2009[5,6]

Operating Results	Net sales	$15,259	14,190	13,893	12,843		12,562
(in millions)	Net income attributable to Baxter[7]	$2,012	2,326	2,224	1,420		2,205
	Depreciation and amortization	$823	712	670	685		638
	Research and development expenses	$1,246	1,156	946	915		917

Balance Sheet and	Capital expenditures	$1,525	1,161	960	963		1,014
Cash Flow Information	Total assets	$25,869	20,390	19,073	17,489		17,354
(in millions)	Long-term debt and lease obligations	$8,126	5,580	4,749	4,363		3,440

Common Stock Information	Average number of common shares outstanding (in millions)[8]	543	551	569	590		607
	Net income attributable to Baxter per common share
	Basic	$3.70	4.22	3.91	2.41		3.63
	Diluted	$3.66	4.18	3.88	2.39		3.59
	Cash dividends declared per common share	$1.920	1.570	1.265	1.180		1.070
	Year-end market price per common share	$69.55	66.66	49.48	50.62		58.68

Other Information	Total shareholder return[9]	7.3%	38.3%	0.0%	(11.6%	)	11.6%
	Common shareholders of record at year-end	36,718	42,067	43,534	43,715		48,286

[1]

Net income attributable to Baxter included a $280 million business optimization charge, charges totaling $192 million related to the acquisition and integration of Gambro, business development charges totaling $103 million (primarily R&D charges for collaboration agreements), a net charge totaling $89 million related to tax and legal reserves associated with VAT matters in Turkey and existing class-action and other related litigation, including litigation fees, a net loss of $52 million principally related to the company’s derivative instruments used to hedge the anticipated foreign currency cash outflows for the Gambro acquisition, a charge of $17 million principally related to remediation efforts associated with modifications to the SIGMA Spectrum Infusion Pump in conjunction with re-filing for 510(k) clearance, and a charge of $11 million related to the Venezuelan currency devaluation announced by the government of Venezuela in February 2013.

[2]

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

[3]

Net income attributable to Baxter included a $192 million business optimization charge, a $79 million charge related to litigation and certain historical rebate and discount adjustments, and charges totaling $103 million principally related to the write-down of Greek government bonds and a contribution to the Baxter International Foundation.

[4]

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

[5]	Net income attributable to Baxter included a $79 million business optimization charge, an impairment charge of $54 million and a charge of $27 million relating to infusion pumps.

[6]	Refer to the notes to the consolidated financial statements for information regarding other charges and income items.

[7]	Excludes net income attributable to noncontrolling interests of $32 million, $7 million, and $10 million in 2011, 2010, and 2009, respectively.

[8]	Excludes common stock equivalents.

[9]	Represents the total of appreciation (decline) in market price plus cash dividends declared on common shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The company operates in two segments: BioScience and Medical Products.

The BioScience business processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; biosurgery products; and select vaccines.

The Medical Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failure, along with other renal therapies, which was enhanced in 2013 through the acquisition of Gambro AB (Gambro). The Medical Products business now offers a comprehensive portfolio to meet the needs of patients across the treatment continuum, including technologies and therapies for peritoneal dialysis (PD), in-center hemodialysis (HD), home hemodialysis (HHD), continuous renal replacement therapy (CRRT) and additional dialysis services.

Baxter has approximately 61,000 employees and conducts business in over 100 countries. The company generates approximately 60% of its revenues outside the United States, and maintains over 50 manufacturing facilities and over 100 distribution facilities in the United States, Europe, Asia-Pacific, Latin America and Canada.

Financial Results

Baxter’s 2013 results reflect the company’s success in meeting its financial objectives while navigating a challenging and complex macroeconomic environment. Baxter has continued to improve operational and commercial execution, while deriving significant benefits leveraging existing opportunities to bring products and therapies to various markets more effectively. Further, the company has made investments to further advance the product pipeline and position Baxter for future growth and success. The company generated significant cash flows in 2013 while maintaining a disciplined capital allocation strategy of returning value to shareholders through both share repurchases and increased dividends.

Baxter’s global net sales totaled $15.3 billion in 2013, an increase of 8% over 2012, with no significant foreign currency impact. The acquisition of Gambro in September 2013 resulted in additional net sales of $513 million, which contributed four percentage points towards total Baxter net sales growth. International sales totaled $8.8 billion, an increase of 8% compared to 2012, including an unfavorable foreign currency impact of one percentage point. Sales in the United States totaled $6.5 billion in 2013, an increase of 7% over 2012.

Baxter’s net income for 2013 totaled $2.0 billion, or $3.66 per diluted share, compared to $2.3 billion, or $4.18 per diluted share, in the prior year. Net income in 2013 included special items which reduced income before income taxes by $744 million and net income by $555 million, or $1.01 per diluted share, as further discussed in the Results of Operations section below. Net income in 2012 included special items which reduced income before income taxes by $334 million and net income by $190 million, or $0.35 per diluted share, as further discussed in the Results of Operations section below.

Baxter’s financial results included R&D expenses totaling $1.2 billion in 2013, which reflects the acceleration of R&D spending to drive late-stage development programs through product approvals in both developed and emerging markets, while also focusing on enhancing the company’s early-stage and exploratory R&D. During the year, Baxter continued to transform the new product pipeline into a robust portfolio of products and therapies that improve the quality of care and address key high-potential areas of unmet medical need. Additionally, included in R&D expenses in 2013 were upfront and milestone payments of $103 million related to the company’s various collaboration arrangements and $73 million related to business optimization charges.

The company’s financial position remains strong, with cash flows from operations totaling $3.2 billion in 2013. The company has continued to execute on its disciplined capital allocation framework, which was designed to optimize shareholder value creation through targeted capital investments, share repurchases and dividends, as well as acquisitions and other business development initiatives as discussed in Strategic Objectives below.

Capital investments totaled $1.5 billion in 2013 as the company continues to invest across its businesses to support future growth, including additional investments in support of new and existing product capacity expansions in the BioScience segment. The company’s investments in capital expenditures in 2013 were focused on projects that improve the company’s cost structure and manufacturing capabilities and support its strategy of geographic expansion with select investments in growing markets.

The company also continued to return value to its shareholders in the form of share repurchases and dividends. During 2013, the company repurchased 13 million shares of common stock for $913 million, and paid cash dividends to its shareholders totaling $1.0 billion.

Strategic Objectives

Baxter continues to focus on several key objectives to successfully execute its long-term strategy to achieve sustainable growth and deliver shareholder value. Baxter’s diversified healthcare model, its broad portfolio of products that treat life-threatening acute or chronic conditions, and its global presence are core components of the company’s strategy to achieve these objectives. The company continues to focus on four key strategic growth vectors: advancing the core portfolio globally, driving innovation through the R&D pipeline, enhancing growth with acquisitions and collaborations, and developing unique public-private partnerships.

Advancing the Core Portfolio Globally

Baxter is well-positioned in the market, despite challenging global economic conditions, due to the breadth and diversity of the company’s portfolio, which will serve as a solid foundation for future growth. In the BioScience business, the company’s products treat bleeding disorders and a range of immune disorders. The Medical Products business offers innovative products for treatment of end-stage renal disease and other therapies and technologies supporting the work of hospital pharmacies and serving the needs of patients in acute care settings.

While Baxter is a leader in several of the markets noted above, there is significant potential to expand across the company’s core portfolio by ensuring the cost effectiveness and improved access to Baxter’s products and therapies globally.

Baxter remains committed to meeting patient demands by enhancing its plasma manufacturing footprint. The company completed planned modifications at an existing Los Angeles, California plasma fractionation facility during 2013 and continues to invest in a new manufacturing facility in Covington, Georgia. The investments in the facilities in Los Angeles and Covington position Baxter well to meet the growing demand for immunoglobulin and other plasma-based therapies in both the short- and long-term.

Driving Innovation through the R&D Pipeline

R&D innovation and scientific productivity continue to be key strategic priorities for Baxter. Key developments in 2013 included the following:

Product Approvals and Launches

•

Approval by the United States Food and Drug Administration (FDA) for Baxter’s FEIBA [Anti-Inhibitor Coagulant Complex], the first and only FDA-approved treatment for routine prophylaxis to prevent or reduce the frequency of bleeding episodes in patients with hemophilia A or B who have developed inhibitors.

•	FDA approval for RIXUBIS [Coagulation Factor IX (Recombinant)] for routine prophylactic treatment, control of bleeding episodes, and perioperative management in adults with hemophilia B.

•

Marketing authorization received by the European Commission for the use of HyQvia (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies.

•	Completion of CE marking in Europe for the VIVIA HD system, designed to deliver more frequent, extended duration, short daily or nocturnal home HD therapy, known as High Dose HD therapy.

•	Launch of HEMOPATCH Sealing Hemostat, a novel collagen-based hemostatic device, following CE mark approval in Europe.

•	FDA clearance and Health Canada approval for ONE-LINK Needle-Free IV Connectors featuring bonded and standard bore extension sets for use with low pressure power injectors.

Other Developments

•

Authorization by the European Medicines Agency for an update to the Summary of Product Characteristics for Baxter’s ADVATE [Antihemophilic Factor (Recombinant) Plasma/Albumin Free Method, (in the European Union, ADVATE, octocog alfa)] to include findings of the Phase IV prophylaxis study.

•	Submission of a biologics license application (BLA) to FDA for the approval of OBI-1, a recombinant antihemophilic porcine sequence factor VIII, for use by patients with acquired hemophilia A.

•

Completion of enrollment in Phase III clinical trial of BAX 855, an investigational extended half-life, recombinant factor VIII (rFVIII) treatment for hemophilia A. The ongoing trial is aimed at assessing the efficacy of the compound in reducing annual bleed rates in both prophylaxis and on-demand treatment schedules, and will also evaluate its safety and pharmacokinetic profile.

•	Initiation of global Phase III study of BAX 817, a recombinant factor VIIa to treat severe bleeding in hemophilia A or B patients with inhibitors to factor VIII or factor IX.

Enhancing Growth with Acquisitions and Collaborations

Acquisition of Gambro

On September 6, 2013, Baxter acquired 100 percent of the voting equity interests in Indap Holding AB, the holding company for Gambro, a privately held dialysis product company based in Lund, Sweden. Gambro is a global medical technology company focused on developing, manufacturing and supplying dialysis products and therapies for patients with acute or chronic kidney disease. The transaction provides Baxter with a broad and complementary dialysis product portfolio, while further advancing the company’s geographic footprint in the dialysis business. In addition, the company has augmented its pipeline with Gambro’s next-generation monitors, dialyzers, devices and dialysis solutions. The total cash consideration for the acquisition, as reduced by assumed debt of $221 million, was $3.7 billion.

The acquisition of Gambro enhances Baxter’s global leadership in renal therapies and provides a number of longer-term opportunities and significant cost synergies.

Other Acquisitions and Collaboration Arrangements

Baxter has accelerated its pace of acquisitions and collaborations in recent years. Key developments in 2013 included the following:

•

The acquisition of the investigational hemophilia compound OBI-1 and related assets from Inspiration BioPharmaceuticals, Inc. (Inspiration), as well as certain other OBI-1 related assets, including manufacturing operations, from Ipsen Pharma S.A.S. (Ipsen) in conjunction with Inspiration’s bankruptcy proceedings.

•

The execution of a global licensing agreement with Cell Therapeutics, Inc. (Cell Therapeutics) to develop and commercialize pacritinib, a novel investigational JAK2/FLT3 inhibitor with activity against genetic mutations linked to myelofibrosis, leukemia and certain solid tumors.

•

The execution of an exclusive collaboration agreement with Coherus Biosciences, Inc. (Coherus) to develop and commercialize a biosimilar to etanercept for Europe, Canada, Brazil and certain other markets. Baxter may select additional products in the collaboration.

•

The execution of an exclusive collaboration agreement with JW Holdings Corporation (JW Holdings) for parenteral nutrition products containing a novel formulation of omega 3 lipids, which provides Baxter with exclusive rights to co-develop and distribute the products globally (with the exception of Korea).

During 2013, Baxter accelerated its equity investments in companies developing high-potential technologies through Baxter Ventures, a strategic initiative established in 2011 to invest in early-stage companies developing products and therapies to accelerate innovation and growth for the company.

The company expects to continue to further supplement its internal R&D activities and pursue accelerated growth by fully capitalizing on Baxter’s diversified healthcare model with its investment in other business development opportunities, including acquisitions, collaborations and alliances, that complement our current businesses, enhance our portfolio, and leverage our core strengths.

Public-Private Partnerships

In addition to the company’s business development activities, Baxter is focused on pursuing innovation through unique business models and the development of public-private partnerships. During 2013, Baxter made advances in its existing public-private partnerships primarily through the exclusive 20-year partnership with Hemobrás to provide hemophilia patients in Brazil greater access to rFVIII therapy for the treatment of hemophilia A. Baxter recently became Brazil’s exclusive provider of rFVIII and will facilitate a technology transfer to support local manufacturing capacity and technical expertise. During 2013, Baxter commenced shipments of recombinant factor VIII therapy for treatment of hemophilia. Baxter expects peak annual sales related to this partnership to reach $200 million by 2017.

Responsible Corporate Citizen

The company strives for continued growth and profitability, while furthering its focus on acting as a responsible corporate citizen. At Baxter, sustainability means creating a lasting social, environmental and economic value by addressing the needs of the company’s wide-ranging stakeholder base.

Baxter’s comprehensive sustainability program is focused on areas where the company is uniquely positioned to make a positive impact. Baxter and the Baxter International Foundation provide financial support and product donations in support of critical needs, from assisting underserved communities to providing emergency relief for countries experiencing natural disasters.

Baxter’s priorities also include sound environmental stewardship. Throughout 2013 the company continued to implement a range of water conservation strategies and facility-based energy saving initiatives. In the area of product stewardship and life cycle management, Baxter is pursuing efforts such as sustainable design and reduced packaging. Baxter is also responding to the challenges of climate change through innovative greenhouse gas emissions-reduction programs, such as shifting to less carbon-intensive energy sources and modes of product transport.

Risk Factors

The company’s ability to sustain long-term growth and successfully execute the strategies discussed above depends in part on the company’s ability to manage within an increasingly competitive and regulated environment and to address the other risk factors described in Item 1A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of operations for 2013, 2012, and 2011.

years ended December 31 (in millions)	2013	2012	2011
Gross Margin
Gambro acquisition and integration items	$(62)	$—	$—
Currency-related items	(1)	—	—
Product-related items	(17)	—	—
Business optimization charges (including certain asset impairments)	(125)	(62)	(95)
COLLEAGUE infusion pump items	—	23	—
Business development charges	—	(6)	—
Total Special Items	$(205)	$(45)	$(95)

Impact on Gross Margin Ratio	(1.3 pts )	(0.3 pts )	(0.7 pts )

Marketing and Administrative Expenses
Gambro acquisition and integration items	$115	$—	$—
Tax and legal reserves	124	—	—
Business optimization charges (including certain asset impairments)	82	60	97
Business development charges	—	9	—
Pension-related items	—	170	—
AWP litigation and historical rebate and discount items	—	—	79
Asset impairment and other charges	—	—	41

Total Special Items	$321	$239	$217

Impact on Marketing and Administrative Expense Ratio	2.1 pts	1.7 pts	1.6 pts

Research and Development Expenses
Business optimization charges (including certain asset impairments)	$73	$28	$—
Business development charges	103	113	—

Total Special Items	$176	$141	$—

Other (Income) Expense, Net
Gambro acquisition and integration items	$15	$—	$—
Currency-related items	62	—	—
Tax and legal reserves	(35)	—	—
Gains on the reduction of contingent payment liabilities	—	(91)	—
Asset impairment and other charges	—	—	62

Total Special Items	$42	$(91)	$62

Income Tax Expense
Impact of special items	$(189)	$(144)	$(127)

Total Special Items	$(189)	$(144)	$(127)

Impact on Effective Tax Rate	(0.9 pts )	(2.4 pts )	(1.7 pts )

Special items are identified above because they are highly variable, difficult to predict, and of a size that may substantially impact the company’s reported operations for a period. Management believes that providing the separate impact of the above items on the company’s GAAP results may provide a more complete understanding of the company’s operations and can facilitate a fuller analysis of the company’s results of operations, particularly in evaluating performance from one period to another. Upfront and milestone payments related to collaborative arrangements that have been expensed as R&D are uncertain and often result in a different payment and expense recognition pattern than internal R&D activities and therefore are typically excluded as special items.

In 2013, the company recorded pre-tax charges of $192 million associated with the acquisition and integration of Gambro and business development charges of $103 million related to upfront and milestone payments for collaboration agreements. Additionally, Baxter recorded pre-tax currency-related charges totaling $63 million in 2013 principally related to derivative instruments used to hedge the anticipated foreign currency cash outflows for the Gambro acquisition and the Venezuelan currency devaluation announced by the government of Venezuela in February 2013. In 2013, the company also recorded pre-tax charges of $17 million primarily related to remediation efforts associated with modifications to the SIGMA Spectrum Infusion Pump in conjunction with re-filing for 510(k) clearance.

Marketing and administrative expenses in 2013 included charges totaling $124 million related to tax and legal reserves associated with VAT matters in Turkey and existing class-action and other related litigation, including litigation fees. Income tax expense in 2013 included a net benefit of $6 million related to uncertain tax positions in Switzerland and Turkey. Other (income) expense, net in 2013 included the offsetting impact of $35 million in noncontrolling interest for the VAT and tax items above associated with the company’s non-wholly owned joint venture in Turkey.

In 2013, 2012 and 2011, the company’s results were impacted by costs associated with the company’s execution of certain strategies to optimize its organizational structure, as the company implemented actions to optimize its overall cost structure on a global basis. These actions included streamlining the company’s international operations, rationalizing its manufacturing facilities, improving its general and administrative infrastructure, re-aligning certain R&D activities and cancelling certain R&D programs. The company recorded pre-tax business optimization charges of $280 million, $150 million, and $192 million in 2013, 2012, and 2011, respectively, which impacted cost of sales, marketing and administrative expenses and, in 2012 and 2013, R&D expenses. The 2013 business optimization charge also included a benefit of $20 million related to an adjustment to a business optimization reserve recorded in a prior period. Refer to Note 6 for further information regarding these charges.

In 2012, the company recognized a net benefit of $23 million in cost of sales primarily related to an adjustment to the COLLEAGUE infusion pump reserve when the company substantially completed its recall activities in the United States. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump charge and related reserve adjustment.

In 2012, the company also recorded pre-tax charges of $170 million primarily related to pension settlement charges and other pension-related items, and business development charges of $128 million principally related to upfront payments for collaboration agreements. Also included in 2012 results were gains of $91 million related to the reduction of certain contingent payment liabilities. Refer to Note 12 for further information regarding the pension settlement charges, Note 4 for further information regarding the business development charges, and Note 9 for further information regarding the gains from reductions of contingent payment liabilities.

In 2011, the company also recorded pre-tax charges of $79 million related to the resolution of litigation pertaining to average wholesale prices (AWP) and certain historical rebate and discount adjustments, $62 million in asset impairments primarily related to the write-down of Greek government bonds, and $41 million principally related to a contribution to the Baxter International Foundation.

Net Sales

				Percent change
				At actual currency rates			At constant currency rates
years ended December 31 (in millions)	2013	2012	2011	2013	2012		2013	2012

BioScience	$6,564	$6,237	$6,053	5%	3%		6%	6%
Medical Products	8,695	7,953	7,840	9%	1%		10%	4%

Total net sales	$15,259	$14,190	$13,893	8%	2%		8%	5%

				Percent change
				At actual currency rates			At constant currency rates
years ended December 31 (in millions)	2013	2012	2011	2013	2012		2013	2012

United States	$6,451	$6,056	$5,709	7%	6%		7%	6%
International	8,808	8,134	8,184	8%	(1%	)	9%	4%

Total net sales	$15,259	$14,190	$13,893	8%	2%		8%	5%

Foreign currency did not have a significant impact on net sales in 2013 as the weakening of the U.S. Dollar relative to the Euro was offset by the strengthening of the U.S. Dollar relative to the Japanese Yen and certain other currencies. Foreign currency unfavorably impacted net sales by 3 percentage points in 2012 principally due to the strengthening of the U.S. Dollar relative to the Euro. Excluding the impact of foreign currency, total net sales growth was 8% and 5% in 2013 and 2012, respectively, primarily driven by improved sales volumes (demand).

In 2013, the acquisition of Gambro in September 2013 contributed 4 percentage points towards sales growth. In 2012, the acquisitions of Synovis and Baxa contributed 2 percentage points towards sales growth. Additionally, included in net sales in the Medical Products segment were sales of $58 million in 2011 related to the U.S. multi-source generic injectables business, which was divested by the company in the first half of 2011. The divestiture of this business unfavorably impacted total net sales growth by 1 percentage point in 2012. Refer to Note 2 for further information regarding this divestiture and Note 4 for further information regarding the Gambro, Synovis, and Baxa acquisitions.

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

•	Vaccines consists primarily of vaccines for meningitis C and tick-borne encephalitis, as well as ongoing collaborations for the development of seasonal and pandemic influenza vaccines.

The following is a summary of net sales by franchise in the BioScience segment.

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2013	2012	2011	2013	2012	2013	2012

Hemophilia	$3,437	$3,241	$3,216	6%	1%	7%	4%
BioTherapeutics	2,118	2,069	2,002	2%	3%	2%	4%
BioSurgery	717	673	580	7%	16%	6%	19%
Vaccines	292	254	255	15%	—%	18%	8%

Total BioScience net sales	$6,564	$6,237	$6,053	5%	3%	6%	6%

Net sales in the BioScience segment increased 5% and 3% in 2013 and 2012, respectively (with an unfavorable foreign currency impact of 1 percentage point in 2013 and an unfavorable foreign currency impact of 3 percentage points in 2012). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•

In the Hemophilia franchise, sales growth in 2013 was driven primarily by strong demand globally for the company’s advanced recombinant therapy, ADVATE, and the company’s plasma-based inhibitor bypass therapy, FEIBA. Also contributing to sales growth in 2013 were shipments to Brazil as part of Baxter’s ongoing partnership with Hemobrás. Sales growth in 2012 was driven primarily by strong U.S. demand for ADVATE, which was partially offset by lower tender sales in Australia in 2012.

•

In the BioTherapeutics franchise, sales increased during 2013 primarily due to growth of immunoglobulin therapies resulting from improved product availability and accelerated demand for GAMMAGARD LIQUID [Immune Globulin Intravenous (Human)], albumin and Alpha-1 treatments. Sales growth was partially offset in 2013 by lower international sales as a result of an exit from certain markets due to previous supply constraints. Sales growth in 2012 was primarily the result of demand in the United States for GAMMAGARD LIQUID and the favorable impact from pricing benefits related to geographic mix as the company optimized its global supply in light of a planned, temporary shutdown during the second half of 2012.

•

Sales in the BioSurgery franchise in both years were favorably impacted by sales growth for Synovis, which Baxter acquired during the first quarter of 2012, and solid growth for the company’s surgical sealants TISSEEL and FLOSEAL.

•

In the Vaccines franchise, sales growth in both years was primarily driven by higher international sales of FSME-IMMUN (a tick-borne encephalitis vaccine) and milestone payments from ongoing collaborations relating to the development of influenza vaccines.

Medical Products

The Medical Products segment includes four commercial franchises: Fluid Systems, Renal, Specialty Pharmaceuticals, and BioPharma Solutions.

•

Fluid Systems principally includes IV therapies, infusion pumps, administration sets and premixed and oncology drug platforms. IV therapies were previously reported with nutrition products in IV Therapies, and Infusion Systems and Global Injectables were previously reported in separate product categories.

•	Renal consists of therapies for PD, HD, HHD and CRRT. Effective September 2013, the Renal franchise includes the results of Gambro. Refer to Note 4 for additional information.

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

The following is a summary of net sales by franchise in the Medical Products segment.

				Percent change
				At actual currency rates				At constant currency rates
years ended December 31 (in millions)	2013	2012	2011	2013		2012		2013		2012

Fluid Systems	$3,106	$2,937	$2,973	6%		(1%	)	6%		0%
Renal	3,089	2,527	2,530	22%		—%		24%		2%
Specialty Pharmaceuticals	1,508	1,475	1,328	2%		11%		2%		14%
BioPharma Solutions	992	1,014	1,009	(2%	)	1%		(2%	)	2%

Total Medical Products net sales	$8,695	$7,953	$7,840	9%		1%		10%		4%

Net sales in the Medical Products segment increased 9% and 1% in 2013 and 2012, respectively (with an unfavorable foreign currency impact of 1 percentage point in 2013 and an unfavorable foreign currency impact of 3 percentage points in 2012). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•

In the Fluid Systems franchise, sales growth in 2013 was primarily driven by increased sales of cyclophosphamide (a generic oncology drug) due to improved pricing in the United States and strong demand for IV solutions. Sales growth in 2013 was partially offset by an expected decline in SIGMA Spectrum Infusion Pump sales due to suspension of sales to new accounts commencing with the receipt of the FDA Warning Letter in April 2013. Refer to Certain Regulatory Matters for additional information. In 2012, the favorable impact of price increases for cyclophosphamide in the United States was offset by lower global sales of access sets used in the administration of IV solutions and lower sales of SIGMA Spectrum Infusion Pumps, which principally related to the substantial completion of the COLLEAGUE infusion pump recall activities in the United States in the third quarter of 2012.

•

In the Renal franchise, sales in 2013 included $513 million from Gambro following the acquisition in September 2013. Excluding the impact of Gambro, sales grew 2 percent (or 4 percent on a constant currency basis) during 2013 driven by growth in the number of PD patients in the United States and emerging markets. During 2012, the favorable impact of PD patient growth in Asia, Latin America and the United States was partially offset by lower sales of HD products.

•

In the Specialty Pharmaceuticals franchise, sales in both years were favorably impacted by strong, global sales of anesthetics. During 2012, sales also benefited from a favorable contribution from the fourth quarter 2011 acquisition of Baxa. During 2013, sales growth was partially offset by lower sales of nutrition products due to supplier shortages of distributed vitamins and lipids.

•

Sales in the BioPharma Solutions franchise declined during 2013 as a result of delayed shipments from the company’s Bloomington, Indiana facility, which was partially offset by an improvement in sales during the fourth quarter of 2013 as a result of timing of orders and shipments as supply constraints were alleviated. Sales during 2012 grew primarily due to improved sales in the international pharmacy compounding business.

Gross Margin and Expense Ratios

				Change
years ended December 31 (as a percent of net sales)	2013	2012	2011	2013		2012

Gross margin	49.8%	51.5%	50.7%	(1.7 pts	)	0.8 pts
Marketing and administrative expenses	24.1%	23.4%	22.7%	0.7 pts		0.7 pts

Gross Margin

The special items identified above had an unfavorable impact of 1.3, 0.3 and 0.7 percentage points on the gross margin percentage in 2013, 2012, and 2011, respectively. Refer to the Special Items caption above for additional detail.

In addition to the impact of the special items, the gross margin percentage in 2013 declined compared to 2012 primarily as a result of the integration of the lower margin Gambro business, which had an unfavorable impact of 0.5 percentage points on the gross margin percentage in 2013. Also contributing to the decline in the gross margin percentage during 2013 was an unfavorable impact from foreign currency, increased pension plan costs, government austerity measures and the realization of additional costs associated with modifications and the ramp-up of production at the company’s Los Angeles fractionation facilities. These declines were partially offset by improved product mix and price improvements, particularly for cyclophosphamide.

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

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of 2.1, 1.7 and 1.6 percentage points on the marketing and administrative expenses ratio in 2013, 2012, and 2011, respectively. Refer to the Special Items caption above for additional detail.

In addition to the unfavorable impact of the special items, the marketing and administrative expenses ratio in 2013 increased primarily as a result of the impact of Gambro’s operations since the September 2013 acquisition, which reflects a higher marketing and administrative expenses ratio for Gambro compared to Baxter. In addition to the impact of the Gambro acquisition, the marketing and administrative expenses ratio in 2013 increased as the company’s focus on controlling discretionary spending was offset by increased pension costs and select investments and spending on marketing and promotional programs for new launches and to enhance the company’s global presence in international markets.

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

Pension Plan Costs

Fluctuations in pension plan costs impacted the company’s gross margin and expense ratios. The pension cost in 2012 included settlement charges of $168 million primarily related to the settlement of certain U.S. pension obligations. Excluding the impact of the 2012 settlement charges, pension plan costs increased $70 million in 2013 and $43 million in 2012 due to lower interest rates used to discount the plans’ projected benefit obligations and an increase in amortization of actuarial losses. The 2012 pension settlements resulted in savings to pre-tax income of $20 million in 2013.

The costs of the company’s pension plans are expected to decrease from $336 the plans’ projected benefit obligations. The amortization of deferred losses is expected to decrease to $144 million from $245 million in 2013.

Business Optimization Items

The company has implemented certain business optimization initiatives in an effort to streamline its international operations, rationalize its manufacturing facilities, enhance its general and administrative infrastructure and re-align certain R&D activities. In 2013, the company recorded business optimization charges of $314 million. The company estimates that the new initiatives will yield annualized savings of approximately $0.17 per diluted share when the program is fully implemented in 2015. The savings from these actions will impact cost of sales, marketing and administrative expenses and R&D expenses, and benefit both the BioScience and Medical Products segments. Refer to Note 6 for additional information regarding the company’s business optimization initiatives.

The company has previously recognized business optimization charges of $150 million and $192 million in 2012 and 2011, respectively, associated with initiatives that the company estimates have resulted in annualized savings of approximately $0.13 per diluted share in 2013. The company expects additional annualized savings of approximately $0.11 per diluted share when these programs are fully implemented in 2015.

Research and Development

				Percent change
years ended December 31 (in millions)	2013	2012	2011	2013	2012

Research and development expenses	$1,246	$1,156	$946	8%	22%
as a percent of net sales	8.2%	8.1%	6.8%

R&D expenses increased in both 2013 and 2012. In addition to the special items identified above, R&D expenses increased in 2013 principally as a result of the acquisition of Gambro. Additionally, R&D expenses grew in both years due to investments made by the company to advance a number of key R&D programs in the pipeline. Refer to the discussion under Strategic Objectives above for additional detail.

Net Interest Expense

Net interest expense increased by $41 million in 2013 and increased by $33 million in 2012. The increase in 2013 was principally driven by an increase in debt from the issuance of $1.0 billion of senior notes in August 2012 and $3.5 billion of senior notes in June 2013. The increase in 2012 was principally driven by an increase in debt from the issuances of $500 million 1.85% senior unsecured notes in December 2011, and $700 million 2.40% senior unsecured notes and $300 million 3.65% senior unsecured notes in August 2012, as well as lower interest income. Refer to Note 2 for a summary of the components of net interest expense for 2013, 2012 and 2011.

Other (Income) Expense, Net

Other (income) expense, net was $9 million and $155 million of income in 2013 and 2012, respectively, and $83 million of expense in 2011. Refer to Note 2 for a table that details the components of other (income) expense, net for the years ended December 31, 2013, 2012 and 2011. Other (income) expense, net in each year included amounts relating to equity method investments and foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency.

During 2013, other (income) expense, net included the benefit from a net loss attributable to noncontrolling interests of $31 million in 2013, which was mostly offset by foreign currency charges of $26 million and the company’s bridge loan facility fee of $13 million associated with the Gambro acquisition.

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

Pre-Tax Income

Refer to Note 16 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience

Pre-tax income increased 5% in 2013 and decreased 4% in 2012. Included in pre-tax income during 2013 were R&D charges of $78 million primarily related to upfront and milestone payments associated with the company’s collaborations with Cell Therapeutics and Coherus. Included in pre-tax income during 2012 were business development charges of $123 million, primarily related to R&D charges associated with the company’s collaborations with Onconova, Chatham and Momenta, and a gain of $38 million related to the reduction of a contingent payment liability for certain milestones associated with the 2010 acquisition of ApaTech.

Excluding the impact of the above items, pre-tax income in 2013 increased by 5% primarily due to sales growth of higher margin products and the receipt of milestone payments related to ongoing collaborations for the development of influenza vaccines. The increase in pre-tax income for both periods was partially offset by increased spending on marketing and promotional programs.

Excluding the impact of the above items, pre-tax income in 2012 declined by 1% as sales growth of certain higher margin products was more than offset by an increase in spending on R&D driven by funding of key programs and the achievement of certain milestones, increased spending on new marketing and promotional programs, and the unfavorable impact of foreign currency.

Medical Products

Pre-tax income decreased 12% in 2013 and increased 5% in 2012. Included in pre-tax income in 2013 were Gambro acquisition and integration-related costs of $192 million, in addition to product-related charges of $16 million principally related to remediation efforts associated with modifications to the SIGMA Spectrum Infusion Pump in conjunction with re-filing for 510(k) clearance. Also included in pre-tax income in 2013 was an R&D charge of $25 million related to the company’s collaboration arrangement with JW Holdings.

Included in pre-tax income in 2012 was a gain of $53 million related to the reduction of the contingent payment liability for certain milestones associated with the 2011 acquisition of Prism and a net benefit from reserve adjustments of $23 million, which primarily related to an adjustment to the COLLEAGUE infusion pump reserves.

Excluding the impact of the above items, pre-tax income in 2013 increased by 7% primarily due to a favorable impact of sales growth of higher margin products and the favorable impact from foreign currency.

Excluding the impact of the above items from 2012, pre-tax income in 2012 was flat to 2011 as the favorable impact of the resolution of prior year manufacturing issues at the company’s Castlebar, Ireland facility was offset by increases in R&D spending, increases in marketing and administrative expenses, and the unfavorable impact of foreign currency.

Other

Certain income and expense amounts are not allocated to a segment. These amounts are detailed in the table in Note 16 and primarily include net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in foreign currency) and certain foreign currency hedging activities, corporate headquarters costs, stock compensation expense, income and expense related to certain non-strategic investments, certain employee benefit plan costs (including the 2012 pension settlement charges), certain nonrecurring gains and losses, certain charges (such as business optimization, litigation, and asset impairment), and contributions to the Baxter International Foundation.

Income Taxes

Effective Income Tax Rate

The effective income tax rate was 21.1% in 2013 and 20% in both 2012 and 2011. The company anticipates that the effective income tax rate, calculated in accordance with GAAP, will be approximately 21.7% in 2014, excluding any impact from additional audit developments or other special items.

The company’s effective tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes and foreign taxes that are different than the U.S. federal statutory rate. The average foreign effective tax rate on International pre-tax income was 18%, 17% and 15% for the years ended December 31, 2013, 2012 and 2011, respectively. The company’s average foreign effective tax rate was lower than the U.S. federal statutory rate as a result of the impact of tax incentives in Puerto Rico, Switzerland and certain other tax jurisdictions outside of the United States, as well as foreign earnings in tax jurisdictions with lower statutory rates than the United States. In addition, as discussed further below, the company’s effective income tax rate can be impacted in each year by discrete factors or events. Refer to Note 14 for further information regarding the company’s income taxes.

Factors impacting the company’s effective tax rate in 2013 included the favorable settlement of the company’s bilateral Advance Pricing Agreement proceedings between the U.S. government and the government of Switzerland with respect to intellectual property, product, and service transfer pricing arrangements, which was offset by other contingent tax matters principally related to transfer pricing. Additionally, the effective tax rate was unfavorably impacted by increases in valuation allowances in respect of the tax benefit from losses that the company does not believe that it is more likely than not to realize and interest expense related to the company’s unrecognized tax benefits. Partially offsetting these unfavorable items were $16 million of U.S. R&D credits. Additionally, the company’s effective tax rate was impacted by a change in the earnings mix from lower tax to higher tax rate jurisdictions compared to the prior year.

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

Factors impacting the company’s effective tax rate in 2011 were tax benefits from the business optimization charge, the average wholesale price (AWP) litigation and historical price reporting charge, and other charges in 2011 which were incurred in jurisdictions with rates higher than the effective rate.

Income and Earnings per Diluted Share

Net income attributable to Baxter was $2.0 billion in 2013, $2.3 billion in 2012 and $2.2 billion in 2011. The corresponding net earnings per diluted share were $3.66 in 2013, $4.18 in 2012 and $3.88 in 2011. The significant factors and events causing the net changes from 2012 to 2013 and from 2011 to 2012 are discussed above. Additionally, net income attributable to Baxter per diluted share was positively impacted by the repurchase of 13 million shares in 2013, 25 million shares in 2012 and 30 million shares in 2011. Refer to Note 11 for further information regarding the company’s stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Cash flows from operations totaled $3.2 billion in 2013, $3.1 billion in 2012 and $2.8 billion in 2011. The increase in cash flows in 2013 from 2012 was primarily due to the factors discussed below and was partially offset by lower earnings before non-cash items and adjustments. The increase in cash flows in 2012 from 2011 was primarily due to the factors discussed below and was partially offset by lower earnings before non-cash items and adjustments. Other non-cash items and adjustments of $42 million in 2012 included non-cash gains of $91 million from the reduction of certain contingent payment liabilities from prior acquisitions. Also included in other non-cash items and adjustments in 2012 was $113 million in R&D charges associated with upfront payments made for the execution of 2012 collaboration agreements, which have been included in cash flows from investing activities.

Accounts Receivable

Cash flows relating to accounts receivable increased in both 2012 and 2013. Days sales outstanding were 55.9 days, 53.3 days and 53.5 days for 2013, 2012 and 2011, respectively. Days sales outstanding in 2013 included an unfavorable impact of 3.4 days from the acquisition of Gambro in September 2013. Excluding the impact of Gambro, days sales outstanding declined to 52.5 days in 2013 reflecting an improvement in collection periods in both the United States and certain international markets. The decrease in 2012 was due to collections of certain past due balances in Europe, partially offset by longer collection periods in the United States and the unfavorable impact of foreign currency.

Inventories

Cash outflows for inventories increased in 2013 and decreased in 2012. The following is a summary of inventories at December 31, 2013 and 2012, as well as inventory turns by segment for 2013, 2012 and 2011. Inventory turns for the year are calculated as the annualized fourth quarter cost of sales divided by the year-end inventory balance.

	Inventories		Inventory turns
(in millions, except inventory turn data)	2013	2012	2013	2012	2011

BioScience	$2,078	$1,745	1.49	1.48	1.52
Medical Products	1,421	1,058	4.36	4.25	4.52

Total company	$3,499	$2,803	2.66	2.52	2.66

The increase in inventories in 2013 was principally due to additional inventories acquired as part of the Gambro transaction and higher levels of plasma protein-related inventories in the BioScience segment to meet growing demand.

Inventory turns for the total company increased during 2013 compared to 2012 primarily due to strong sales and inventory management efforts. Inventory turns in 2013 also included the favorable impacts from purchase accounting related to the acquisition of Gambro and the business optimization charge recorded in cost of sales in 2013.

Inventory turns for the total company in 2012 were unfavorably impacted by the increase in inventories and the lower business optimization charge recorded in cost of sales in 2012 as compared to 2011. Refer to Note 6 for further information regarding these charges.

Other

Cash inflows related to accounts payable and accrued liabilities were $329 million in 2013 compared to $18 million in 2012. The increase in cash inflows during 2013 was primarily driven by timing of payments to suppliers and the impact of lower litigation-related payments compared to 2012.

Payments related to the execution of the COLLEAGUE infusion pump recall and the company’s business optimization initiatives decreased by $158 million and $64 million in 2013 and 2012, respectively, as the company completed its recall activities in the United States in the third quarter of 2012. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump recall and the business optimization initiatives.

Cash outflows related to other balance sheet items were $103 million in 2013 compared to $171 million in 2012. The decrease in cash outflows during 2013 was primarily driven by hedging activity and lower pension plan contributions during 2013. Cash contributions to the company’s pension plans totaled $67 million, $78 million and $251 million in 2013, 2012 and 2011, respectively, and included a discretionary cash contribution to the company’s U.S. pension plan of $150 million in 2011.

Cash Flows from Investing Activities

Capital Expenditures

Capital expenditures totaled $1.5 billion in 2013, $1.2 billion in 2012 and $960 million in 2011. The company’s investments in capital expenditures in 2013 were primarily driven by additional investments in support of new and existing product capacity expansions in the BioScience segment. The company also invested in projects that enhance the company’s cost structure and manufacturing capabilities and support the company’s strategy of geographic expansion with select investments in growing markets.

In addition, the company continues to invest to support an ongoing strategic focus on R&D with the expansion of facilities, pilot manufacturing sites and laboratories. Capital expenditures also included the company’s multi-year initiative to implement a global enterprise resource planning system designed to consolidate and standardize business processes, data and systems.

The company makes investments in capital expenditures at a level sufficient to support the strategic and operating needs of the businesses, and continues to improve capital allocation discipline in making investments to enhance long-term growth. The company expects to invest approximately $1.8 billion in capital expenditures in 2014, which includes Gambro-related expenditures and expected capital expenditures related to the construction of the plasma manufacturing facility in Covington, Georgia.

Acquisitions and Investments

Net cash outflows related to acquisitions and investments were $3.9 billion in 2013, $515 million in 2012 and $590 million in 2011.

Cash outflows relating to acquisitions and investments of $3.9 billion in 2013 principally included $3.6 billion for the third quarter acquisition of Gambro (net of cash acquired of $88 million) and a cash outflow of $51 million for the first quarter acquisition of the investigational hemophilia compound OBI-1 and related net assets from Inspiration BioPharmaceuticals, Inc. and Ipsen Pharma S.A.S. Refer to Note 4 for further information about these acquisitions. Also included in cash outflows relating to acquisitions and investments in 2013 were $130 million principally related to upfront and milestone-related payments associated with the company’s collaboration arrangements with Cell Therapeutics, Coherus and JW Holdings.

The cash outflows in 2012 included $304 million associated with the acquisition of Synovis, $19 million related to the acquisition of Laboratoire Fasonut, and $50 million for an investment in the preferred stock of Onconova. Also included in cash outflows related to acquisitions and investments in 2012 were upfront payments of $113 million made to execute collaboration agreements during the period. Refer to Note 4 for further information about these acquisitions and investments.

The cash outflows in 2011 principally included $360 million related to the acquisition of Baxa (which excludes a working capital adjustment received in 2012) and $170 million associated with the acquisition of Prism, as well as an $18 million payment to exercise an option related to the company’s collaboration agreement for the development of a home HD machine. Also included in cash outflows in 2011 were $18 million related to an investment in the common stock of Enobia Pharma Corporation (Enobia) and a $10 million payment related to the arrangement with Ceremed, Inc. Refer to Note 4 for further information about the Baxa and Prism acquisitions.

Divestitures and Other Investing Activities

Net cash inflows relating to divestitures and other investing activities were $14 million in 2013, $107 million in 2012 and $123 million in 2011. Cash inflows in 2013 primarily related to various sales of certain investments and other assets. Cash inflows in 2012 primarily related to proceeds of $59 million from the sale and maturity of available-for-sale securities (including the sale of Greek government bonds) and $19 million from the sale of the common stock of Enobia.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations were $3.0 billion in 2013, $765 million in 2012, and $733 million in 2011.

In June 2013, the company issued $3.5 billion of senior notes with various maturities to finance the acquisition of Gambro. Approximately $3.0 billion of the net proceeds of these debt issuances was used to finance the acquisition of Gambro in 2013 and the remainder was used for general corporate purposes, including the repayment of commercial paper. This issuance was partially offset by the repayment of $300 million of 1.8% senior unsecured notes that matured in March 2013 and payment of assumed Gambro debt of $221 million after completion of the acquisition in September 2013. Refer to Note 7 for additional information regarding the debt issuance and Note 4 regarding the Gambro acquisition.

In August 2012, the company issued $1.0 billion of senior notes, with $700 million maturing in August 2022 and bearing a 2.40% coupon rate, and $300 million maturing in August 2042 and bearing a 3.65% coupon rate. The net proceeds of the debt issuance were used for general corporate purposes, which includes capital expenditures associated with previously announced plans to expand capacity to support longer-term growth of the company’s plasma-based treatments, including with respect to the Covington, Georgia facility.

In December 2011, the company issued $500 million of senior notes, maturing in January 2017 and bearing a 1.85% coupon rate. In addition, during 2011, the company issued and redeemed commercial paper, of which $250 million was outstanding as of December 31, 2011.

The company’s debt instruments discussed above are unsecured and include certain covenants, including restrictions relating to the company’s creation of secured debt.

Other Financing Activities

Cash dividend payments totaled $1.0 billion in 2013, $804 million in 2012 and $709 million in 2011. The increase in cash dividend payments was primarily due to an increase in the quarterly dividend rate of approximately 9% to $0.49 per share, as announced in May 2013, and the July 2012 quarterly dividend rate increase of approximately 34% to $0.45 per share, first payable on October 1, 2012, partially offset by the impact of fewer common shares outstanding as a result of the company’s stock repurchase program.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans totaled $508 million, $512 million and $448 million in 2013, 2012 and 2011, respectively. The significant increase in 2012 was mainly due to increases in stock option exercises and the weighted-average exercise price. Realized excess tax benefits, which were $34 million in 2013, $24 million in 2012 and $21 million in 2011, are presented in the consolidated statements of cash flows as an outflow in the operating section and an inflow in the financing section.

As authorized by the board of directors, the company repurchases its stock depending on the company’s cash flows, net debt level and market conditions. The company repurchased 13 million shares for $913 million in 2013, 25 million shares for $1.5 billion in 2012 and 30 million shares for $1.6 billion in 2011. In December 2010, the board of directors authorized the repurchase of up to $2.5 billion of the company’s common stock, which was fully utilized as of December 31, 2012. In July 2012, the board of directors authorized the repurchase of up to an additional $2.0 billion of the company’s common stock and $1.0 billion remained available as of December 31, 2013.

Also included in financing activities in 2012 was a payment of $90 million for the exercise of the SIGMA purchase option. Refer to Note 2 for additional information.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in June 2015. The company also maintains a Euro-denominated revolving credit facility with a maximum capacity of approximately $413 million at December 31, 2013. In 2013, the company amended the agreement related to this facility to extend the maturity date to December 2014. The terms of the Euro-denominated credit facility did not substantially change, however certain provisions were amended to more closely align with the company’s primary credit facility. As of December 31, 2013 approximately $124 million was outstanding under the Euro-denominated facility and there were no outstanding borrowings under the primary revolving credit facility. In 2012, there were no outstanding borrowings under either of these facilities. The company’s facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At December 31, 2013, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

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

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.7 billion of cash and equivalents at December 31, 2013, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of December 31, 2013 and 2012, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $561 million and $385 million, respectively, (of which $29 million and $66 million, respectively, related to Greece). The company’s net accounts receivable from the public sector for the countries identified above increased by $176 million during 2013 primarily as a result of the acquisition of Gambro. While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

The company’s credit ratings at December 31, 2013 were as follows.

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A	A	A3
Short-term debt	A1	F1	P2
Outlook	Stable	Negative	Stable

In 2013, Moody’s upgraded the Company’s outlook from negative to stable.

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

Contractual Obligations

As of December 31, 2013, the company had contractual obligations, excluding accounts payable and accrued liabilities (other than the current portion of unrecognized tax benefits), payable or maturing in the following periods.

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years

Short-term debt	$181	$181	$—	$—	$—
Long-term debt and capital lease obligations, including current maturities	9,020	859	1,924	1,909	4,328
Interest on short- and long-term debt and capital lease obligations[1]	2,843	271	470	336	1,766
Operating leases	1,085	216	338	260	271
Other long-term liabilities[2]	1,630	—	331	139	1,160
Purchase obligations[3]	1,686	914	617	145	10
Unrecognized tax benefits[4]	118	118	—	—	—

Contractual obligations[5]	$16,563	$2,559	$3,680	$2,789	$7,535

[1]

Interest payments on debt and capital lease obligations are calculated for future periods using interest rates in effect at the end of 2013. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2013. Refer to Note 7 and Note 8 for further discussion regarding the company’s debt instruments and related interest rate agreements outstanding at December 31, 2013.

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

The company contributed $67 million, $78 million and $251 million to its defined benefit pension plans in 2013, 2012 and 2011, respectively. Most of the company’s plans are funded. The timing of funding in the future is uncertain and is dependent on future movements in interest rates and investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes pension plan cash outflows. The pension plan balance included in other long-term liabilities (and excluded from the table above) totaled $1.4 billion at December 31, 2013.

[3]

Includes the company’s significant contractual unconditional purchase obligations. For cancelable agreements, includes any penalty due upon cancellation. These commitments do not exceed the company’s projected requirements and are in the normal course of business. Examples include firm commitments for raw material purchases, utility agreements and service contracts.

[4]

Due to the uncertainty related to the timing of the reversal of uncertain tax positions, the long-term liability relating to unrecognized tax benefits of $275 million at December 31, 2013 has been excluded from the table above.

[5]

Excludes contingent liabilities, including contingent milestone payments of $2.0 billion associated with joint development and commercialization arrangements and contingent milestone payments of $446 million associated with acquisitions, as well as the company’s unfunded commitment at December 31, 2013 of $50 million as a limited partner in multiple investment companies. These amounts have been excluded from the contractual obligations above due to uncertainty regarding the timing and amount of future payments. Refer to Note 4, Note 9 and Note 10 for additional information regarding these commitments.

Off-Balance Sheet Arrangements

Baxter periodically enters into off-balance sheet arrangements. Certain contingencies arise in the normal course of business, and are not recorded in the consolidated balance sheet in accordance with GAAP (such as contingent joint development and commercialization arrangement payments). Also, upon resolution of uncertainties, the company may incur charges in excess of presently established liabilities for certain matters (such as contractual indemnifications). For a discussion of the company’s significant off-balance sheet arrangements, refer to Note 10 for information regarding joint development and commercialization arrangements and indemnifications, Note 9 regarding receivable securitizations and Note 15 regarding legal contingencies.

FINANCIAL INSTRUMENT MARKET RISK

The company operates on a global basis and is exposed to the risk that its earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. The company’s hedging policy attempts to manage these risks to an acceptable level based on the company’s judgment of the appropriate trade-off between risk, opportunity and costs. Refer to Note 8 and Note 9 for further information regarding the company’s financial instruments and hedging strategies.

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2013 is 24 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

In 2012, the company entered into option contracts with a total notional amount of $2.8 billion to hedge anticipated foreign currency cash outflows associated with the acquisition of Gambro. In the first quarter of 2013, the company entered into an additional $900 million of Gambro-related option contracts. These contracts matured in the second quarter of 2013 and the company entered into forward contracts with a total notional amount of $1.5 billion to also hedge anticipated foreign currency cash outflows associated with the acquisition of Gambro, which matured in the third quarter of 2013.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which resulted in a charge of $11 million during 2013. As of December 31, 2013, the company’s subsidiary in Venezuela had net assets of $30 million denominated in the Venezuelan Bolivar. In 2013, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at December 31, 2013, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $18 million with respect to those contracts would decrease by $71 million, resulting in a net liability position. A similar analysis performed with respect to option and forward contracts outstanding at December 31, 2012 indicated that, on a net-of-tax basis, the net asset balance of $37 million would increase by $10 million.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at December 31, 2013 by replacing the actual exchange rates at December 31, 2013 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

As part of its risk management program, the company performs sensitivity analyses to assess potential gains and losses in earnings relating to hypothetical movements in interest rates. A 31 basis-point increase in interest rates (approximately 10% of the company’s weighted-average interest rate during 2013) affecting the company’s financial instruments, including debt obligations and related derivatives, would have an immaterial effect on the company’s 2013, 2012 and 2011 earnings and on the fair value of the company’s fixed-rate debt as of the end of each fiscal year.

As discussed in Note 9, the fair values of the company’s long-term litigation liabilities and related insurance receivables were computed by discounting the expected cash flows based on currently available information. A 10% movement in the assumed discount rate would have an immaterial effect on the fair values of those assets and liabilities.

With respect to the company’s investments in affiliates, the company believes any reasonably possible near-term losses in earnings, cash flows and fair values would not be material to the company’s consolidated financial position.

CHANGES IN ACCOUNTING STANDARDS

Refer to Note 1 for information on changes in accounting standards.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1. Certain of the company’s accounting policies are considered critical because these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments by the company, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from the company’s estimates could have an unfavorable effect on the company’s results of operations and financial position. The company applies estimation methodologies consistently from year to year. Other than changes required due to the issuance of new accounting pronouncements, there have been no significant changes in the company’s application of its critical accounting policies during 2013. The company’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors. The following is a summary of accounting policies that the company considers critical to the consolidated financial statements.

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

Pension and Other Postemployment Benefit (OPEB) Plans

The company provides pension and other postemployment benefits to certain of its employees. These employee benefit expenses are reported in the same line items in the consolidated income statement as the applicable employee’s compensation expense. The valuation of the funded status and net periodic benefit cost for the plans is calculated using actuarial assumptions. These assumptions are reviewed annually, and revised if appropriate. The significant assumptions include the following:

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

The company’s key assumptions are listed in Note 12. The most critical assumptions relate to the plans covering U.S. and Puerto Rico employees, because these plans are the most significant to the company’s consolidated financial statements.

Discount Rate Assumption

For the U.S. and Puerto Rico plans, at the measurement date (December 31, 2013), the company used a discount rate of 4.85% and 4.90% to measure its benefit obligations for the pension plans and OPEB plan, respectively. These discount rates will be used in calculating the net periodic benefit cost for these plans for 2014. The company used a broad population of approximately 240 Aa-rated corporate bonds as of December 31, 2013 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum amount outstanding of $50 million. This population of bonds was narrowed from a broader universe of over 490 Moody’s Aa rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds Baxter would most likely select if it were to actually annuitize its pension and OPEB plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the U.S. and Puerto Rico plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

For plans in Canada, Japan, the United Kingdom and the Eurozone, the company uses a method essentially the same as that described for the U.S. and Puerto Rico plans. For the company’s other international plans, the discount rate is generally determined by reviewing country- and region-specific government and corporate bond interest rates.

To understand the impact of changes in discount rates on pension and OPEB plan cost, the company performs a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point (i.e., one-half of one percent) increase (decrease) in the discount rate, global pre-tax pension and OPEB plan cost would decrease (increase) by approximately $53 million.

Return on Plan Assets Assumption

In measuring net periodic cost for 2013, the company used a long-term expected rate of return of 7.50% for the pension plans covering U.S. and Puerto Rico employees. For measuring the net periodic benefit cost for these plans for 2014, this assumption will remain at 7.50%. This assumption is not applicable to the company’s OPEB plan because it is not funded.

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

The assumptions relating to employee compensation increases and future healthcare costs are based on historical experience, market trends, and anticipated future company actions. Refer to Note 12 for information regarding the sensitivity of the OPEB plan obligation and the total of the service and interest cost components of OPEB plan cost to potential changes in future healthcare costs.

Legal Contingencies

The company is involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. Refer to Note 15 for further information. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. The company has established reserves for certain of its legal matters. The company is not able to estimate the amount or range of any loss for certain of the legal contingencies for which there is no reserve or additional loss for matters already reserved. The company also records any insurance recoveries that are probable of occurring. At December 31, 2013, total legal liabilities were $160 million and total related receivables were $7 million.

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

In the normal course of business, the company is audited by federal, state and foreign tax authorities, and is periodically challenged regarding the amount of taxes due. These challenges relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. The company believes its tax positions comply with applicable tax law and the company intends to defend its positions. In evaluating the exposure associated with various tax filing positions, the company records reserves for uncertain tax positions in accordance with GAAP, based on the technical support for the positions, the company’s past audit experience with similar situations, and potential interest and penalties related to the matters. The company’s results of operations and effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, the company prevailed in positions for which reserves have been established, or was required to pay amounts in excess of established reserves.

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

In 2013, the company changed the vesting condition for 50% of the PSUs granted to senior management beginning with its 2013 annual equity awards. The vesting condition for the new PSUs is based on return on invested capital, with annual performance targets set at the beginning of the year for each tranche of the award during the three-year service period. The remaining 50% of the PSUs continued to include conditions for vesting based on Baxter stock performance relative to the company’s peer group, similar to previous years. Compensation cost for the new PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each tranche of the award are established, and the company adjusts compensation cost at each reporting date to reflect the estimated probability of achieving the vesting condition. For the remaining PSUs, the company uses a Monte Carlo model for estimating the fair value of PSUs, and significant inputs include the risk-free rate, volatility of returns and correlation of returns. Refer to Note 11 for additional information.

CERTAIN REGULATORY MATTERS

In January 2014, the company received a Warning Letter from FDA primarily directed to quality systems for the company’s Round Lake, Illinois, facility, particularly in that facility’s capacity as a specification developer for certain of the company’s medical devices. The letter also included observations related to the company’s ambulatory infusor business in Irvine, California, which previously had been subject to agency action. The company is working with FDA to resolve this matter, as well as each of the matters listed below.

In June 2013, the company received a Warning Letter from FDA regarding operations and processes at its North Cove, North Carolina and Jayuya, Puerto Rico facilities. The Warning Letter addresses observations related to Current Good Manufacturing Practice (CGMP) violations at the two facilities.

In April 2013, the company received a Warning Letter from FDA regarding the 510(k) clearance status of modifications to the SIGMA Spectrum Infusion Pump. The company subsequently has completed a new 510(k) submission related to the SIGMA Spectrum Infusion Pump.

In June 2010, the company received a Warning Letter from FDA in connection with an inspection of its Renal franchise’s McGaw Park, Illinois facility. The Warning Letter pertains to the processes by which the company analyzes and addresses product complaints through corrective and preventative actions, and reports relevant information to FDA.

Please see Item 1A of the 2013 Annual Report for additional discussion of regulatory matters and how they may impact the company.

FORWARD-LOOKING INFORMATION

This annual report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, future regulatory filings and the company’s R&D pipeline, strategic objectives, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risks, geographic expansion, the integration of Gambro, future sales related to the Hemobras partnership, business development activities, business optimization initiatives, future capital and R&D expenditures, future stock repurchases and debt issuances, the impact of healthcare reform, the sufficiency of the company’s facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate in 2014, the impact on the company of recent tax legislation and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including:

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

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

as of December 31 (in millions, except share information)		2013	2012

Current Assets	Cash and equivalents	$2,733	$3,270
	Accounts and other current receivables, net	2,911	2,425
	Inventories	3,499	2,803
	Short-term deferred income taxes	393	344
	Prepaid expenses and other	468	418

	Total current assets	10,004	9,260

Property, Plant and Equipment, Net		7,832	6,098

Other Assets	Goodwill	4,205	2,502
	Other intangible assets, net	2,294	814
	Other	1,534	1,716

	Total other assets	8,033	5,032

	Total assets	$25,869	$20,390

Current Liabilities	Short-term debt	$181	$27
	Current maturities of long-term debt and lease obligations	859	323
	Accounts payable and accrued liabilities	4,866	4,409

	Total current liabilities	5,906	4,759

Long-Term Debt and Lease Obligations		8,126	5,580

Other Long-Term Liabilities		3,351	3,073

Commitments and Contingencies

Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2013 and 2012	683	683
	Common stock in treasury, at cost, 140,456,989 shares in 2013 and 137,281,399 shares in 2012	(7,914)	(7,592)
	Additional contributed capital	5,818	5,769
	Retained earnings	11,852	10,888
	Accumulated other comprehensive loss	(1,976)	(2,810)

	Total Baxter International Inc. (Baxter) shareholders’ equity	8,463	6,938

	Noncontrolling interests	23	40

	Total equity	8,486	6,978

	Total liabilities and equity	$25,869	$20,390

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

years ended December 31 (in millions, except per share data)	2013	2012	2011

Net sales	$15,259	$14,190	$13,893
Cost of sales	7,664	6,889	6,847

Gross margin	7,595	7,301	7,046

Marketing and administrative expenses	3,681	3,324	3,154
Research and development expenses	1,246	1,156	946
Net interest expense	128	87	54
Other (income) expense, net	(9)	(155)	83

Income before income taxes	2,549	2,889	2,809
Income tax expense	537	563	553

Net income	2,012	2,326	2,256

Less: Net income attributable to noncontrolling interests	—	—	32

Net income attributable to Baxter	$2,012	$2,326	$2,224

Net income attributable to Baxter per common share
Basic	$3.70	$4.22	$3.91

Diluted	$3.66	$4.18	$3.88

Weighted-average number of common shares outstanding
Basic	543	551	569

Diluted	549	556	573

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

years ended December 31 (in millions)	2013	2012	2011

Net income	$2,012	$2,326	$2,256
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense (benefit) of $41 in 2013, $22 in 2012 and ($12) in 2011	236	(98)	(205)
Pension and other employee benefits, net of tax expense (benefit) of $309 in 2013, ($1) in 2012 and ($151) in 2011	592	(111)	(263)
Hedging activities, net of tax expense (benefit) of $7 in 2013, ($6) in 2012 and $5 in 2011	15	(7)	5
Other, net of tax expense (benefit) of ($3) in 2013, ($2) in 2012 and $1 in 2011	(9)	(3)	1

Total other comprehensive income (loss), net of tax	834	(219)	(462)

Comprehensive income	2,846	2,107	1,794

Less: Comprehensive income attributable to noncontrolling interests	—	—	22

Comprehensive income attributable to Baxter	$2,846	$2,107	$1,772

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31 (in millions) (brackets denote cash outflows)		2013	2012	2011

Cash Flows	Net income	$2,012	$2,326	$2,256
from Operations	Adjustments
	Depreciation and amortization	823	712	670
	Deferred income taxes	(224)	(17)	172
	Stock compensation	150	130	119
	Realized excess tax benefits from stock issued under employee benefit plans	(34)	(24)	(21)
	Business optimization charges	282	150	192
	Asset impairment and other charges	—	—	182
	Net periodic pension benefit and OPEB costs	381	477	255
	Other	54	(42)	32
	Changes in balance sheet items
	Accounts and other current receivables, net	(36)	(41)	(229)
	Inventories	(311)	(129)	(315)
	Accounts payable and accrued liabilities	329	18	98
	Business optimization and infusion pump payments	(125)	(283)	(347)
	Other	(103)	(171)	(247)

	Cash flows from operations	3,198	3,106	2,817

Cash Flows from Investing Activities	Capital expenditures (including additions to the pool of equipment placed with or leased to customers of $148 in 2013, $150 in 2012 and $155 in 2011)	(1,525)	(1,161)	(960)
	Acquisitions and investments, net of cash acquired	(3,851)	(515)	(590)
	Divestitures and other investing activities	14	107	123

	Cash flows from investing activities	(5,362)	(1,569)	(1,427)

Cash Flows from	Issuances of debt	3,636	1,037	506
Financing Activities	Payments of obligations	(540)	(22)	(23)
	(Decrease) increase in debt with original maturities of three months or less, net	—	(250)	250
	Cash dividends on common stock	(1,023)	(804)	(709)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	508	512	448
	Purchases of treasury stock	(913)	(1,480)	(1,583)
	Other	(23)	(108)	(26)

	Cash flows from financing activities	1,645	(1,115)	(1,137)

Effect of Foreign Exchange Rate Changes on Cash and Equivalents		(18)	(57)	(33)

(Decrease) Increase in Cash and Equivalents		(537)	365	220

Cash and Equivalents at Beginning of Year		3,270	2,905	2,685

Cash and Equivalents at End of Year		$2,733	$3,270	$2,905

Other supplemental information
Interest paid, net of portion capitalized		$200	$135	$88
Income taxes paid		$648	$415	$357

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	2013		2012		2011
as of and for the years ended December 31 (in millions)	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock
Balance, beginning and end of year	683	$683	683	$683	683	$683

Common Stock in Treasury
Beginning of year	137	(7,592)	123	(6,719)	103	(5,655)
Purchases of common stock	13	(913)	25	(1,480)	30	(1,583)
Stock issued under employee benefit plans and other	(10)	591	(11)	607	(10)	519

End of year	140	(7,914)	137	(7,592)	123	(6,719)

Additional Contributed Capital
Beginning of year		5,769		5,783		5,753
Stock issued under employee benefit plans and other		45		17		30
Exercise of SIGMA purchase option		4		(31)		—

End of year		5,818		5,769		5,783

Retained Earnings
Beginning of year		10,888		9,429		7,925
Net income attributable to Baxter		2,012		2,326		2,224
Dividends declared on common stock		(1,048)		(866)		(719)
Stock issued under employee benefit plans		—		(1)		(1)

End of year		11,852		10,888		9,429

Accumulated Other Comprehensive Loss
Beginning of year		(2,810)		(2,591)		(2,139)
Other comprehensive income (loss) attributable to Baxter		834		(219)		(452)

End of year		(1,976)		(2,810)		(2,591)

Total Baxter shareholders’ equity		$8,463		$6,938		$6,585

Noncontrolling Interests
Beginning of year		$40		$243		$229
Elimination of SIGMA noncontrolling ownership interest		—		(159)		—
Change in noncontrolling interests		(17)		(44)		14

End of year		$23		$40		$243

Total equity		$8,486		$6,978		$6,828

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Baxter International Inc. (Baxter or the company), through its subsidiaries, develops, manufactures and markets products that save and sustain the lives of people with hemophilia, immune disorders, infectious diseases, kidney disease, trauma, and other chronic and acute medical conditions. As a global, diversified healthcare company, Baxter applies a unique combination of expertise in medical devices, pharmaceuticals and biotechnology to create products that advance patient care worldwide. The company operates in two segments, BioScience and Medical Products, which are described in Note 16.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles (GAAP) requires the company to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the accounts of Baxter and its majority-owned subsidiaries, any minority-owned subsidiaries that Baxter controls, and variable interest entities (VIEs) in which Baxter is the primary beneficiary, after elimination of intercompany transactions. During 2012, the company exercised its option to purchase the remaining equity of Sigma International General Medical Apparatus, LLC (SIGMA), which Baxter previously consolidated as the primary beneficiary of a VIE. The company has not subsequently entered into any new arrangements in which it determined that it was the primary beneficiary of a VIE, and there were no VIEs consolidated by the company as of December 31, 2013. Refer to Note 2 for additional information about the SIGMA option exercise.

On September 6, 2013, Baxter acquired Indap Holding AB, the holding company for Gambro AB (Gambro), a privately held dialysis product company based in Lund, Sweden, for cash consideration of $3.7 billion. Beginning September 6, 2013, Baxter’s financial statements include the assets, liabilities, and operating results of Gambro. Refer to Note 4 for additional information.

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

Accounts Receivable and Allowance for Doubtful Accounts

In the normal course of business, the company provides credit to its customers, performs credit evaluations of these customers and maintains reserves for potential credit losses. In determining the amount of the allowance for doubtful accounts, the company considers, among other items, historical credit losses, the past-due status of receivables, payment histories and other customer-specific information. Receivables are written off when the company determines they are uncollectible. The allowance for doubtful accounts was $169 million at December 31, 2013 and $127 million at December 31, 2012.

Product Warranties

The company provides for the estimated costs relating to product warranties at the time the related revenue is recognized. The cost is determined based on actual company experience for the same or similar products, as well as other relevant information. Product warranty liabilities are adjusted based on changes in estimates.

Cash and Equivalents

Cash and equivalents include cash, certificates of deposit and money market funds with an original maturity of three months or less.

Inventories

as of December 31 (in millions)	2013	2012
Raw materials	$920	$765
Work in process	1,136	898
Finished goods	1,443	1,140
Inventories	$3,499	$2,803

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

Property, Plant and Equipment, Net

as of December 31 (in millions)	2013	2012
Land	$220	$190
Buildings and leasehold improvements	2,670	2,181
Machinery and equipment	7,360	6,691
Equipment with customers	1,361	1,295
Construction in progress	2,184	1,512

Total property, plant and equipment, at cost	13,795	11,869
Accumulated depreciation	(5,963)	(5,771)

Property, plant and equipment (PP&E), net	$7,832	$6,098

Depreciation expense is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 20 to 50 years for buildings and improvements and from three to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility lease

(including any renewal periods, if appropriate) or the asset, whichever is shorter. Baxter capitalizes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use as part of machinery and equipment. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software, and are included in depreciation expense below. Straight-line and accelerated methods of depreciation are used for income tax purposes. Depreciation expense was $681 million in 2013, $597 million in 2012 and $572 million in 2011. Repairs and maintenance expense was $351 million in 2013, $297 million in 2012 and $269 million in 2011.

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

Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent payments are recognized in earnings. Contingent payments related to acquisitions consist of regulatory, development and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development and commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increases or expectation of timing of payment is accelerated.

Research and Development

Research and development (R&D) costs are expensed as incurred. Acquired in-process R&D (IPR&D) is the value assigned to technology or products under development acquired in a business combination which have not received regulatory approval and have no alternative future use. Valuations are generally completed for business acquisitions using a discounted cash flow analysis, incorporating the stage of completion and consideration of market participant assumptions. The most significant estimates and assumptions inherent in a discounted cash flow analysis include the amount and timing of projected future cash flows, the discount rate used to measure the risks inherent in future cash flows, the assessment of the asset’s life cycle, and competitive and other trends impacting the asset, including consideration of technical, legal, regulatory, economic and other factors. Each of these factors can significantly affect the value of the IPR&D.

Acquired IPR&D is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval of the related technology or product, the indefinite-lived intangible asset is accounted for as a finite-lived intangible asset and generally amortized on a straight-line basis over the estimated economic life of the related product, subject to impairment reviews as discussed below. If the R&D project is abandoned, the indefinite-lived asset is charged to expense.

R&D acquired in transactions that are not business acquisitions is expensed immediately. Payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized over the remaining estimated economic life of the related product.

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

The company’s joint product development and commercialization arrangements generally provide that Baxter license certain rights to develop, market, and sometimes manufacture, a product under development. Baxter’s consideration for the rights generally consists of some combination of upfront payments, contingent milestone payments relating to the achievement of specified development, clinical, regulatory and sales milestones, and royalties. Baxter may also be responsible for ongoing R&D cost reimbursements and costs associated with certain development, manufacturing and commercial activities associated with these arrangements. Joint steering committees exist to manage the various stages and activities of the arrangement. Control over the R&D activities may be shared, may be held by Baxter, or may be held by the partner, and governance may contractually change during the development or later periods. Baxter typically controls the commercialization phase, sometimes purchasing inventories from the collaboration partner.

During the development phase, Baxter’s R&D costs are expensed as incurred. These costs may include upfront and milestone payments made to the partner prior to the date the product receives regulatory approval, in addition to potential R&D cost reimbursements. Milestone payments made to the partner subsequent to regulatory approval are capitalized as other intangible assets and amortized to cost of sales over the estimated economic life of the related product. Royalty payments are expensed as cost of sales when they become due and payable. Any purchases of inventory from the partner during the development stage are expensed as R&D, while such purchases during the commercialization phase are capitalized as inventory and recognized as cost of sales when the related finished products are sold. Baxter generally records the amount invoiced to the third-party customer for the finished product as sales, as Baxter is the principal and primary obligor in the arrangement.

Payments to collaborative partners classified in cost of sales were not significant in 2013, 2012 and 2011. Payments to collaborative partners classified in R&D expenses were $129 million, $138 million and $18 million in 2013, 2012 and 2011, respectively. In 2013 and 2012, the payments related primarily to upfront payments for the business development arrangements described in Note 4. In 2011, the payments primarily related to the development of longer-acting forms of blood clotting proteins to treat hemophilia and a home hemodialysis (HHD) device.

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

The company assesses goodwill for impairment based on its reporting units, which are the same as its operating segments, BioScience and Medical Products. As of December 31, 2013, the date of the company’s annual impairment review, the fair values of the company’s reporting units were substantially in excess of their carrying values.

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

Shipping and Handling Costs

Shipping costs, which are costs incurred to physically move product from Baxter’s premises to the customer’s premises, are classified as marketing and administrative expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. Approximately $293 million in 2013, $265 million in 2012 and $260 million in 2011 of shipping costs were classified in marketing and administrative expenses.

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

Foreign Currency Translation

Currency translation adjustments (CTA) related to foreign operations are included in other comprehensive income (OCI). For foreign operations in highly inflationary economies, translation gains and losses are included in other (income) expense, net, and were not material in 2013, 2012 and 2011.

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

Derivatives, including those that are not designated as a hedge, are principally classified in the operating section of the consolidated statements of cash flows in the same category as the related consolidated balance sheet account.

Refer to Note 8 for further information regarding the company’s derivative and hedging activities.

Changes in Accounting Standards

Effective January 1, 2013, the company has prospectively adopted new accounting guidance that requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in the consolidated statement of income. Refer to Note 13 for related disclosures.

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

NOTE 2

SUPPLEMENTAL FINANCIAL INFORMATION

Other Long-Term Assets

as of December 31 (in millions)	2013	2012
Deferred income taxes	$876	$1,156
Other long-term receivables	216	154
Other	442	406

Other long-term assets	$1,534	$1,716

Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2013	2012
Accounts payable, principally trade	$1,103	$766
Income taxes payable	302	451
Deferred income taxes	760	878
Common stock dividends payable	266	246
Employee compensation and withholdings	667	567
Property, payroll and certain other taxes	237	152
Infusion pump reserves	64	37
Business optimization reserves	199	151
Accrued rebates	346	291
Other	922	870

Accounts payable and accrued liabilities	$4,866	$4,409

Other Long-Term Liabilities

as of December 31 (in millions)	2013	2012
Pension and other employee benefits	$2,049	$2,427
Litigation reserves	72	32
Infusion pump reserves	19	90
Business optimization reserves	89	69
Contingent payment liabilities	340	86
Other	782	369

Other long-term liabilities	$3,351	$3,073

Net Interest Expense

years ended December 31 (in millions)	2013	2012	2011
Interest costs	$225	$165	$132
Interest costs capitalized	(70)	(52)	(40)

Interest expense	155	113	92
Interest income	(27)	(26)	(38)

Net interest expense	$128	$87	$54

Other (Income) Expense, Net

years ended December 31 (in millions)	2013	2012	2011

Impairment charges	$21	$9	$62
Net gains related to contingent payment liabilities	(8)	(91)	—
Foreign exchange	26	(49)	(10)
Securitization and factoring arrangements	18	18	14
Equity method investments	(24)	1	4
Noncontrolling interests	(31)	(28)	—
Other	(11)	(15)	13

Other (income) expense, net	$(9)	$(155)	$83

Other (income) expense, net includes the benefit from net losses attributable to noncontrolling interests of $31 million and $28 million in 2013 and 2012, respectively, which has been prospectively reclassified as other (income) expense, net effective January 1, 2012 based on materiality.

During 2012, the company recorded gains of $53 million and $38 million related to the reduction of contingent payment liabilities for certain milestones associated with the 2011 acquisition of Prism Pharmaceuticals, Inc. (Prism) and the 2010 acquisition of ApaTech Limited (ApaTech), respectively. The $53 million gain related to the Prism acquisition was included in the Medical Products segment’s pre-tax income and the $38 million gain related to the ApaTech acquisition was included in the BioScience segment’s pre-tax income. Refer to Note 9 for further information about these gains.

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

Net sales related to the U.S. multi-source generic injectables business, which were reported in the Medical Products segment prior to the divestiture, totaled $58 million in 2011. Pre-tax earnings related to this business were not significant to Baxter’s consolidated financial statements in 2011.

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

The following is a reconciliation of basic shares to diluted shares.

years ended December 31 (in millions)	2013	2012	2011

Basic shares	543	551	569
Effect of dilutive securities	6	5	4

Diluted shares	549	556	573

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded stock options to purchase 5 million, 16 million and 19 million shares in 2013, 2012 and 2011, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 11 for additional information regarding items impacting basic shares.

NOTE 4

ACQUISITIONS AND COLLABORATIONS

Acquisition of Gambro

Description of transaction

On September 6, 2013, Baxter acquired 100 percent of the voting equity interests in Indap Holding AB, the holding company for Gambro, a privately held dialysis product company based in Lund, Sweden. Gambro is a global medical technology company focused on developing, manufacturing and supplying dialysis products and therapies for patients with acute or chronic kidney disease. The transaction provides Baxter with a broad and complementary dialysis product portfolio, while further advancing the company’s geographic footprint in the dialysis business. In addition, the company has augmented its pipeline with Gambro’s next-generation monitors, dialyzers, devices and dialysis solutions.

Fair value of consideration transferred and net assets acquired

The total cash consideration for the acquisition, as reduced by assumed debt of $221 million, was $3.7 billion. In the fourth quarter of 2013, the company substantially completed its valuation of the consideration transferred and certain assets acquired and liabilities assumed. As a result, Baxter adjusted its preliminary estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date to reflect the updated valuations. The measurement period adjustments included reductions of $360 million, $128 million and $118 million to other intangible assets, property, plant and equipment, and other long-term liabilities, respectively, in addition to other immaterial adjustments to working capital. The adjustments above resulted in a corresponding increase in goodwill of $368 million. The measurement period adjustments did not have a material impact on Baxter’s results of operations in 2013.

The following table summarizes the fair value of the consideration transferred and the amounts recognized for assets acquired and liabilities assumed as of the acquisition date. Additional measurement period adjustments may occur as the company finalizes its valuation of the acquisition date assets acquired and liabilities assumed.

(in millions)
Consideration transferred
Cash	$3,704

Fair value of consideration transferred	$3,704

Assets acquired and liabilities assumed
Cash	$88
Accounts receivable	490
Inventories	368
Prepaid expenses and other	54
Property, plant, and equipment	726
Other intangible assets	1,290
Other assets	11
Current-maturities of long-term debt and lease obligations	(2)
Accounts payable and accrued liabilities	(340)
Long-term debt and lease obligations	(261)
Other long-term liabilities (including pension obligations of $209)	(340)

Total identifiable net assets	2,084
Goodwill	1,620

Total assets acquired and liabilities assumed	$3,704

The results of operations, assets and liabilities of Gambro are included in the Medical Products segment, together with the related goodwill. Goodwill includes expected synergies, as well as an expanded dialysis product portfolio and global footprint for the company’s Medical Products business, particularly the Renal franchise. The goodwill is not deductible for tax purposes. Other intangible assets include developed technology of $916 million, trademarks of $206 million, and indefinite-lived IPR&D of $168 million. Other intangible assets, excluding IPR&D, are being amortized on a straight-line basis over a weighted-average estimated useful life of approximately 15.0 years, as of the date of acquisition. The acquired IPR&D relates to next generation monitors, dialyzers, fluids, and other technologies used in both chronic and acute therapies. The projects range in levels of completion and are expected to be completed over the next five years. The value of the IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risk in such activities, discounted at a rate of 12%. Additional research and development will be required before these projects reach technological feasibility, and, as of the acquisition date, incremental R&D costs of approximately $85 million are expected to complete the projects.

Long-term debt and lease obligations includes $221 million of Gambro’s pre-existing Euro-denominated debt assumed by Baxter on the date of closing, which was subsequently paid off in September 2013. The debt settlement has been classified as a financing activity in the consolidated statement of cash flows.

Acquisition-related costs

The company incurred acquisition-related costs of $101 million during 2013, which were recorded in marketing and administrative expenses.

Actual and pro forma impact of acquisition

The following table presents information for Gambro that has been included in Baxter’s consolidated statement of income from the acquisition date through December 31, 2013.

(in millions)	Gambro’s operations included in Baxter’s results
Net sales	$513
Net loss	$(45)

Net loss related to Gambro includes purchase accounting impacts related to fair value adjustments associated with acquisition-date inventory that was sold in 2013 (approximately $62 million on a pre-tax basis).

The following table presents supplemental pro forma information as if the acquisition of Gambro had occurred on January 1, 2012 for the years ended December 31, 2013 and 2012.

	Unaudited Pro Forma Consolidated Results
	Years ended December 31,
(in millions, except per share information)	2013	2012
Net sales	$16,288	$15,767
Net income	2,138	2,021
Basic earnings per share	$3.94	$3.67
Diluted earnings per share	$3.89	$3.63

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical information of Baxter and Gambro. The unaudited pro forma consolidated results are not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2012. In addition, the unaudited pro forma consolidated results are not projections of future results of operations of the combined company nor do they reflect the expected realization of any cost savings or synergies associated with the acquisition.

The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

•	Conversion of Gambro’s historical results of operations from International Financial Reporting Standards (IFRS) to GAAP.

•	Elimination of Gambro’s historical intangible asset amortization expense and property, plant and equipment depreciation expense.

•	Addition of amortization expense related to the fair value of identifiable intangible assets acquired.

•	Addition of depreciation expense related to the fair value of property, plant and equipment acquired.

•	Elimination of a $62 million charge related to the fair value of acquisition-date inventory from the year ended December 31, 2013.

•	Addition of a $62 million charge related to the fair value of acquisition-date inventory to the year ended December 31, 2012.

•	Elimination of Gambro’s historical interest expense and addition of interest expense associated with debt that was issued in 2013 to partially finance the acquisition.

•

Elimination of $244 million of acquisition, integration and currency-related charges from the year ended December 31, 2013 and addition of these costs to the year ended December 31, 2012. These costs were directly attributable to the acquisition and non-recurring in nature, and included acquisition and integration related charges incurred by Baxter, in addition to post-acquisition restructuring costs and losses from foreign currency hedging activity related to the acquisition.

Other Acquisitions

The following table summarizes the fair value of consideration transferred and the recognized amounts of the assets acquired and liabilities assumed as of the acquisition date for the company’s other significant acquisitions in 2013, 2012 and 2011.

(in millions)	2013	2012	2011
	Inspiration / Ipsen OBI-1 Business	Synovis	Baxa	Prism
Consideration transferred
Cash, net of cash acquired	$51	$304	$358	$170
Contingent payments	269	—	—	67

Fair value of consideration transferred	$320	$304	$358	$237

Assets acquired and liabilities assumed
Other intangible assets	$288	$115	$145	$229
Other assets (liabilities), net	25	25	(24)	(64)

Total identifiable net assets	313	140	121	165
Goodwill	7	164	237	72

Total assets acquired and liabilities assumed	$320	$304	$358	$237

Pro forma financial information has not been included because these acquisitions, individually and in the aggregate, did not have a material impact on the company’s financial position or results of operations for the years ended December 31, 2013, 2012 and 2011.

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

The estimated fair value of contingent payment liabilities at the acquisition date was $269 million, based on the probability of achieving the specified milestones and sales-based payments and the discounting of expected future cash flows, and was recorded in other long-term liabilities as part of the consideration transferred. As of December 31, 2013, the estimated fair value of the contingent payments was $291 million, with changes in the estimated fair value recognized in earnings. Refer to Note 9 for additional information regarding the Inspiration / Ipsen OBI-1 business contingent payment liability.

Goodwill of $7 million principally includes the value associated with the assembled workforce at the acquired manufacturing facility. The goodwill is deductible for tax purposes. Other intangible assets of $288 million related to acquired IPR&D activities, which were accounted for as indefinite-lived intangible assets. The acquired IPR&D primarily relates to certain indications for OBI-1 related to the treatment of people with acquired hemophilia A and congenital hemophilia A patients. The projects range in levels of completion and are expected to be completed over the next five years. The value of the IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risk in such activities, discounted at a rate of 13%. Additional research and development will be required before the activities related to OBI-1 reach technological feasibility, and, as of the acquisition date, incremental R&D costs of approximately $50 million are expected to complete the projects.

The results of operations, assets and liabilities of the Inspiration / Ipsen OBI-1 business are included in the BioScience segment, together with the related goodwill.

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

The results of operations, assets and liabilities of Synovis are included in the BioScience segment, together with the related goodwill.

Baxa Corporation

In November 2011, the company acquired privately-held Baxa Corporation (Baxa), which manufactures and markets devices, systems and software for the safe and efficient preparation, handling, packaging and administration of fluid medications.

Goodwill of $237 million includes expected synergies and other benefits the company believes will result from the acquisition, including additional growth opportunities and an enhanced ability to treat all patient segments. The goodwill is not deductible for tax purposes. Other intangible assets of $145 million primarily relate to customer relationships and are being amortized on a straight-line basis over an estimated average useful life of 13 years, as of the date of the acquisition. The results of operations, assets and liabilities of Baxa are included in the Medical Products segment, together with the related goodwill.

Prism Pharmaceuticals, Inc.

In May 2011, the company acquired privately-held Prism Pharmaceuticals, Inc. (Prism), a specialty pharmaceutical company whose products include NEXTERONE (amiodarone HCl), an antiarrhythmic agent used for ventricular tachyarrhythmias, or fast forms of irregular heartbeat.

Goodwill of $72 million includes expected synergies in manufacturing and formulation expertise and other benefits the company believes will result from the acquisition, including opportunities for revenue growth through existing sales channels. The goodwill is not deductible for tax purposes. Other intangible assets of $225 million, excluding IPR&D of $4 million, primarily relate to developed technology and are being amortized on a straight-line basis over an estimated average useful life of 14 years, as of the date of the acquisition. The results of operations, assets and liabilities of Prism are included in the Medical Products segment, together with the related goodwill.

The terms of the acquisition included contingent payments of up to $168 million associated with the achievement of specified sales milestones through 2017. The estimated fair value of the contingent payments at the acquisition date was $67 million, based on the probability of achieving the specified sales milestones, and was recorded in other long-term liabilities as part of the consideration transferred. As of December 31, 2013, the estimated fair value of the contingent payments was $17 million, with changes in the estimated fair value recognized in earnings. Refer to Note 9 for additional information regarding the Prism contingent payment liability.

Collaborations

Cell Therapeutics, Inc.

In November 2013, Baxter entered into an exclusive worldwide licensing agreement with Cell Therapeutics, Inc. (Cell Therapeutics), to develop and commercialize pacritinib, a novel investigational JAK2/FLT3 inhibitor with activity against genetic mutations linked to myelofibrosis, leukemia and certain solid tumors. Pacritinib is currently in Phase III development for patients with myelofibrosis, a chronic malignant bone marrow disorder. Under the terms of the agreement, Baxter gained exclusive commercialization rights for all indications for pacritinib outside the United States and Baxter and Cell Therapeutics will jointly commercialize pacritinib in the United States. In the fourth quarter of 2013, Baxter recognized an R&D charge of $33 million related to an upfront cash payment associated with the execution of the agreement. As of December 31, 2013, Baxter may make additional payments of up to $112 million related to the achievement of clinical, regulatory and commercial milestones, in addition to future sales milestones and royalties.

In November 2013, Baxter acquired approximately 16 million shares of Cell Therapeutics common stock for $27 million.

Coherus Biosciences, Inc.

In August 2013, Baxter and Coherus Biosciences, Inc. (Coherus) entered into an exclusive collaboration to develop and commercialize a biosimilar to etanercept for Europe, Canada, Brazil and certain other markets. Baxter also has specified rights to include additional products in the collaboration. In the fourth quarter of 2013, Baxter recognized an R&D charge of $30 million related to its decision to continue to pursue development of etanercept. Additionally, in the fourth quarter of 2013, Baxter recognized an R&D charge of $15 million related to a milestone payment under the agreement. As of December 31, 2013, Baxter may make additional payments of up to $154 million relating to the achievement of development and regulatory milestones, as well as royalties based on net sales.

JW Holdings Corporation

In July 2013, Baxter and JW Holdings Corporation (JW Holdings) entered into a collaboration agreement for parenteral nutritional products containing a novel formulation of omega 3 lipids. Baxter has exclusive rights to co-develop and distribute the products globally, with the exception of Korea. In the third quarter of 2013, Baxter recognized an R&D charge of $25 million related to an upfront cash payment associated with the execution of the agreement. As of December 31, 2013, Baxter may make additional payments of up to $11 million relating to the achievement of regulatory milestones, in addition to future royalties.

Onconova Therapeutics, Inc.

In September 2012, Baxter executed a licensing agreement with Onconova Therapeutics, Inc. (Onconova) for rigosertib, a novel targeted anti-cancer compound for the treatment of a group of rare hematologic malignancies called Myelodysplastic Syndromes and pancreatic cancer. The agreement provides Baxter with commercialization rights for the compound in Europe for those indications. In the third quarter of 2012, Baxter recognized an R&D charge of $50 million related to an upfront cash payment associated with the execution of the agreement. As of December 31, 2013, Baxter may make additional payments of up to $357 million related to the achievement of development and regulatory milestones, in addition to future sales milestones and royalties.

In July 2012, Baxter acquired approximately 3 million shares of Onconova preferred stock for $50 million. Refer to Note 9 for additional information regarding this investment.

Chatham Therapeutics, LLC

In May 2012, Baxter executed an exclusive agreement with Chatham Therapeutics, LLC (Chatham), an affiliate of Asklepios BioPharmaceutical, Inc., for the development and commercialization of potential treatments for hemophilia B utilizing Chatham’s gene therapy technology. Under the agreement, Baxter and Chatham will investigate Chatham’s gene therapy technology through U.S.-based hemophilia B clinical trials and Baxter has global rights for the marketing and commercialization of new treatments. In the second quarter of 2012, Baxter recognized an R&D charge of $30 million related to upfront cash payments associated with the execution of the agreement. As of December 31, 2013, Baxter may make additional payments of up to $60 million over the next several years related to the achievement of development and commercial milestones. In addition, Baxter has certain responsibilities related to development and commercialization activities under the agreement.

Momenta Pharmaceuticals, Inc.

In 2011, the company announced a global collaboration with Momenta Pharmaceuticals, Inc. (Momenta) to develop and commercialize biosimilars. In February 2012, Baxter made an upfront cash payment of $33 million to Momenta for the development of up to six biosimilars, which was recognized as an R&D charge. As of December 31, 2013, Baxter may make additional payments of up to approximately $131 million over the next several years related to option exercises and the achievement of technical, development and regulatory milestones for these products. Baxter may be responsible for additional future payments contingent upon the company’s exercise of the remaining product options. The arrangement also includes specified funding by Baxter, as well as other responsibilities, relating to development and commercialization activities.

NOTE 5

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a summary of the activity in goodwill by segment.

(in millions)	BioScience	Medical Products	Total

December 31, 2011	$806	$1,511	$2,317
Additions	161	21	182
Currency translation and other adjustments	8	(5)	3

December 31, 2012	975	1,527	2,502
Additions	7	1,622	1,629
Currency translation and other adjustments	9	65	74

December 31, 2013	$991	$3,214	$4,205

Goodwill additions in 2013 principally related to the third quarter acquisition of Gambro in the Medical Products segment and the first quarter acquisition of the Inspiration / Ipsen OBI-1 business in the BioScience segment. Goodwill additions in 2012 principally related to the acquisition of Synovis and an additional $19 million from the 2012 acquisition of Laboratoire Fasonut (Fasonut), a privately-held French pharmaceutical company specializing in parenteral nutrition compounding for hospitals, in which Baxter had previously held a 20% equity interest. Synovis is included in the BioScience segment and Fasonut is included in the Medical Products segment. See Note 4 for further information.

As of December 31, 2013, there were no accumulated goodwill impairment losses.

Other Intangible Assets, Net

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total

December 31, 2013
Gross other intangible assets	$2,144	$494	$465	$3,103
Accumulated amortization	(665)	(144)	—	(809)

Other intangible assets, net	$1,479	$350	$465	$2,294

December 31, 2012
Gross other intangible assets	$1,192	$280	$22	$1,494
Accumulated amortization	(578)	(102)	—	(680)

Other intangible assets, net	$614	$178	$22	$814

Intangible asset amortization expense was $129 million in 2013, $101 million in 2012 and $81 million in 2011. The anticipated annual amortization expense for intangible assets recorded as of December 31, 2013 is $182 million in 2014, $180 million in 2015, $177 million in 2016, $159 million in 2017 and $154 million in 2018.

Refer to Note 4 for further information regarding significant acquisitions impacting other intangible assets, net.

NOTE 6

INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion Pump Charges

From 2005 through 2012, the company recorded total charges and adjustments of $888 million related to COLLEAGUE and SYNDEO infusion pumps, including $742 million of cash costs and $146 million principally related to asset impairments.

During 2012, the company recorded an adjustment of $37 million in cost of sales to reduce the COLLEAGUE infusion pump reserves as the company substantially completed its recall activities in the United States. The company also further refined the original expectations for cash and non-cash activities based on expected usage of the reserves and recorded a $63 million adjustment to increase reserves for cash costs with a corresponding decrease to non-cash reserves, which had no impact on the results of operations. The net impact of these adjustments was an increase in cash reserves of $26 million during 2012.

During 2013, the company further refined its expectations for cash and non-cash activities based on expected usage of the reserves and recorded a $17 million adjustment to decrease reserves for cash costs with a corresponding increase to non-cash reserves, which had no impact on the results of operations. The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through December 31, 2013.

(in millions)

Charges and adjustments in 2005 through 2011	$716
Utilization in 2005 through 2011	(440)

Reserves at December 31, 2011	276
Utilization	(175)
Other	26

Reserves at December 31, 2012	127
Utilization	(27)
Other	(17)

Reserves at December 31, 2013	$83

The reserve for remediation activities in the United States has been substantially utilized, with remaining reserves related to remediation activities outside of the United States continuing to be utilized through 2015. In January 2013, Baxter received license approvals in Canada for a replacement infusion pump that will allow the company to complete remediation activities in Canada. The company believes that the remaining infusion pump reserves are adequate. However, additional adjustments may be recorded in the future as the programs are completed.

It is possible that substantial additional cash and non-cash charges may be required in future periods based on new information, changes in estimates, and actions the company may be required to undertake in markets outside the United States.

Business Optimization Charges

In 2013, 2012 and 2011, the company recorded total charges of $314 million, $150 million and $192 million, respectively, primarily related to costs associated with optimizing its overall cost structure on a global basis, as the company streamlined its international operations, rationalized its manufacturing facilities, enhanced its general and administrative infrastructure and re-aligned certain R&D activities. The charges included severance costs, as well as asset impairments and contract terminations associated with discontinued products and projects. The total 2013 business optimization charges also included severance and other non-cash impairment losses associated with the discontinuation of certain R&D programs associated with the Vaccines franchise, in addition to Gambro post-acquisition restructuring activities. In 2013, the company also recorded adjustments of $20 million to previous business optimization reserves that are no longer probable of being utilized, which were recorded in cost of sales.

Included in the 2013, 2012 and 2011 charges were cash costs of $182 million, $98 million and $156 million, respectively, principally pertaining to severance and other employee-related costs in Europe and the United States. Also included in total charges were asset impairments relating to fixed assets, inventory and other assets associated with discontinued products and projects. These other costs totaled $132 million, $52 million and $36 million in 2013, 2012 and 2011, respectively.

Of the total 2013 charge, $145 million was recorded in cost of sales, $96 million was recorded in marketing and administrative expenses, and $73 million was recorded in research and development expenses. Of the total 2012 charge, $62 million was recorded in cost of sales, $60 million was recorded in marketing and administrative expenses, and $28 million was recorded in research and development expenses. Of the total 2011 charge, $95 million was recorded in cost of sales and $97 million was recorded in marketing and administrative expenses.

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)

Reserve at December 31, 2010	$180
2011 Charge	156
Utilization in 2011	(110)
CTA	(1)

Reserve at December 31, 2011	225
2012 Charge	98
Utilization in 2012	(99)
CTA	(4)

Reserve at December 31, 2012	220
2013 Charge	182
Reserve adjustments	(20)
Utilization in 2013	(98)
CTA	4

Reserve at December 31, 2013	$288

The reserves are expected to be substantially utilized by the end of 2015. The company believes that the reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

NOTE 7

DEBT, CREDIT FACILITIES AND LEASE COMMITMENTS

Debt Outstanding

At December 31, 2013 and 2012, the company had the following debt outstanding.

as of December 31 (in millions)	2013	2012

Commercial paper	$—	$—
Other short-term debt	181	27

Short-term debt	$181	$27

as of December 31 (in millions)	Effective interest rate in 2013[1]	2013[2]	2012[2]

1.8% notes due 2013	1.7%	$—	$301
4.0% notes due 2014	4.1%	351	358
Floating rate notes due 2014	0.7%	500	—
Variable-rate loan due 2015	0.9%	194	243
4.625% notes due 2015	4.8%	625	646
5.9% notes due 2016	6.0%	622	631
0.95% notes due 2016	1.1%	500	—
1.85% notes due 2017	2.0%	500	500
Variable-rate loan due 2017	1.1%	136	170
5.375% notes due 2018	5.5%	499	499
1.85% notes due 2018	1.9%	750	—
4.5% notes due 2019	4.6%	534	566
4.25% notes due 2020	4.4%	299	299
2.40% notes due 2022	2.5%	684	697
3.2% notes due 2023	3.2%	1,246	—
6.625% debentures due 2028	6.7%	133	133
6.25% notes due 2037	6.3%	499	499
3.65% notes due 2042	3.7%	298	298
4.5% notes due 2043	4.4%	500	—
Other	—	115	63

Total debt and capital lease obligations		8,985	5,903
Current portion		(859)	(323)

Long-term portion		$8,126	$5,580

[1]	Excludes the effect of any related interest rate swaps.
[2]	Book values include any discounts, premiums and adjustments related to hedging instruments.

Significant Debt Issuances

In June 2013, the company issued $500 million of floating rate senior notes maturing in December 2014, $500 million of senior notes bearing a coupon rate of 0.95% and maturing in June 2016, $750 million of senior notes bearing a coupon rate of 1.85% and maturing in June 2018, $1.25 billion of senior notes bearing a coupon rate of 3.2% and maturing in June 2023, and $500 million of senior notes bearing a coupon rate of 4.5% and maturing in June 2043. The interest rate on the floating rate senior notes was 0.4126% as of December 31, 2013.

Approximately $3.0 billion of the net proceeds from the June 2013 debt issuances was used to finance the acquisition of Gambro in 2013 and the remainder was used for general corporate purposes, including the repayment of commercial paper.

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

Commercial Paper

During 2013, the company issued and redeemed commercial paper, and there was no balance outstanding at December 31, 2013 and December 31, 2012.

Credit Facilities

The company had $2.7 billion of cash and equivalents at December 31, 2013, and $3.3 billion of cash and equivalents at December 31, 2012. The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in June 2015. The company also maintains a Euro-denominated revolving credit facility with a maximum capacity of approximately $413 million at December 31, 2013. In 2013, the company amended the agreement related to this facility to extend the maturity date to December 2014. The terms of the Euro-denominated credit facility did not substantially change, however certain provisions were amended to more closely align with the company’s primary credit facility. As of December 31, 2013 approximately $124 million was outstanding under the Euro-denominated facility and there were no outstanding borrowings under the primary revolving credit facility. In 2012, there were no outstanding borrowings under either of these facilities. The company’s facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At December 31, 2013, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

The company also maintains other credit arrangements, which totaled $587 million at December 31, 2013 and $332 million at December 31, 2012. Borrowings outstanding under these facilities totaled $181 million at December 31, 2013 and $27 million at December 31, 2012.

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

Leases

The company leases certain facilities and equipment under capital and operating leases expiring at various dates. The leases generally provide for the company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Most of the operating leases contain renewal options. Operating lease rent expense was $214 million in 2013, $202 million in 2012 and $203 million in 2011.

Future Minimum Lease Payments and Debt Maturities

as of and for the years ended December 31 (in millions)	Operating leases	Debt maturities and capital leases
2014	$ 216	$859
2015	180	813
2016	158	1,111
2017	140	647
2018	120	1,262
Thereafter	271	4,328

Total obligations and commitments	1,085	9,020
Interest on capital leases, discounts and premiums, and adjustments relating to hedging instruments	n/a	(35)

Total debt and lease obligations	$1,085	$8,985

NOTE 8

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

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

Cash Flow Hedges

The company may use options, including collars and purchased options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities. The company periodically uses forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with movements in interest rates relating to anticipated issuances of debt. Certain other firm commitments and forecasted transactions are also periodically hedged. Cash flow hedges primarily related to forecasted intercompany sales denominated in foreign currencies, and anticipated issuances of debt.

The notional amounts of foreign exchange contracts were $2.1 billion and $1.5 billion as of December 31, 2013 and 2012, respectively. The company did not have any interest rate contracts designated as cash flow hedges outstanding at December 31, 2013. As of December 31, 2012, $250 million of interest rate contracts designated as cash flow hedges were outstanding. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2013 is 24 months.

Fair Value Hedges

The company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These instruments hedge the company’s earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.

The total notional amount of interest rate contracts designated as fair value hedges was $1.2 billion and $500 million as of December 31, 2013 and 2012, respectively.

Dedesignations

In 2013, the company had $1 billion of interest rate contracts designated as cash flow hedges that matured or were terminated, resulting in a net gain of $5 million that was deferred in AOCI. The company determined that certain forecasted transactions associated with these contracts were no longer probable of occurring and therefore dedesignated the hedge relationship, which, together with ineffectiveness, resulted in the immediate reclassification of a net gain of $11 million from AOCI to net interest expense. The remaining deferred net loss of $6 million from the matured or terminated interest rate contracts is being amortized as an increase to net interest expense over the remaining terms of the underlying debt.

The company terminated $175 million of interest rate contracts in 2012, which had been designated as fair value hedges. The termination resulted in a net gain of $21 million in 2012 that was deferred and is being amortized as a reduction of net interest expense over the remaining terms of the underlying debt.

There were no hedge dedesignations in 2012 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

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

The total notional amount of undesignated derivative instruments was $381 million as of December 31, 2013 and $3.2 billion as of December 31, 2012. In the fourth quarter of 2012 and the first quarter of 2013, the company entered into option contracts with a total notional amount of $3.7 billion to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Gambro. These contracts matured in June 2013, and in the second quarter of 2013, the company entered into undesignated forward contracts with a total notional amount of $1.5 billion also to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Gambro, which matured in 2013.

The company recorded losses of $23 million in 2013 associated with the Gambro-related option and forward contracts.

Gains and Losses on Derivative Instruments

The following tables summarize the gains and losses on the company’s derivative instruments for the years ended December 31, 2013 and 2012.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2013	2012		2013	2012

Cash flow hedges
Interest rate contracts	$26	$(10)	Net interest expense	$10	$—
Foreign exchange contracts	1	(3)	Net sales	(1)	(3)
Foreign exchange contracts	36	—	Cost of sales	32	3

Total	$63	$(13)		$41	$—

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2013	2012

Fair value hedges
Interest rate contracts	Net interest expense	$(46)	$11

Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$11	$(7)

For the company’s fair value hedges, equal and offsetting gain of $46 million and loss of $11 million was recognized in net interest expense in 2013 and 2012, respectively, as adjustments to the underlying hedged items, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the year ended December 31, 2013 was not material.

The following table summarizes net-of-tax activity in AOCI, a component of shareholders’ equity, related to the company’s cash flow hedges.

as of and for the years ended December 31 (in millions)	2013	2012	2011

Accumulated other comprehensive (loss) income balance at beginning of year	$(5)	$2	$(3)
Gain (loss) in fair value of derivatives during the year	41	(7)	(31)
Amount reclassified to earnings during the year	(26)	—	36

Accumulated other comprehensive income (loss) balance at end of year	$10	$(5)	$2

As of December 31, 2013, $3 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair value amounts of derivative instruments reported in the consolidated balance sheet as of December 31, 2013.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$35	Other long-term liabilities	$14
Foreign exchange contracts	Prepaid expenses and other	37	Accounts payable and accrued liabilities	7

Total derivative instruments designated as hedges		$72		$21

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$1

Total derivative instruments		$72		$22

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

	December 31, 2013		December 31, 2012
(in millions)	Asset	Liability	Asset	Liability

Gross amounts recognized in the consolidated balance sheet	$72	$22	$142	$37
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(17)	(17)	(37)	(37)

Total	$55	$5	$105	$—

NOTE 9

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

The following is a summary of the activity relating to the securitization arrangement.

as of and for the years ended December 31 (in millions)	2013	2012	2011

Sold receivables at beginning of year	$157	$160	$157
Proceeds from sales of receivables	506	630	615
Cash collections (remitted to the owners of the receivables)	(519)	(624)	(622)
Effect of currency exchange rate changes	(30)	(9)	10

Sold receivables at end of year	$114	$157	$160

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of December 31, 2013 and 2012, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $561 million and $385 million, respectively, (of which $29 million and $66 million, respectively, related to Greece). The company’s net accounts receivable from the public sector for the countries identified above increased by $176 million during 2013 primarily as a result of the acquisition of Gambro. Refer to the discussion below for information regarding the Greek government bonds previously held by the company.

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

		Basis of fair value measurement
(in millions)	Balance at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Foreign currency hedges	$ 37	$ —	$ 37	$ —
Interest rate hedges	35	—	35	—
Available-for-sale securities
Equity securities	102	102	—	—
Foreign government debt securities	18	—	18	—

Total assets	$192	$102	$ 90	$ —

Liabilities
Foreign currency hedges	$ 8	$ —	$8	$ —
Interest rate hedges	14	—	14	—
Contingent payments related to acquisitions and investments	340	—	—	340

Total liabilities	$362	$ —	$ 22	$340

		Basis of fair value measurement
(in millions)	Balance at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Foreign currency hedges	$ 75	$ —	$ 75	$ —
Interest rate hedges	67	—	67	—
Available-for-sale securities
Equity securities	15	15	—	—
Preferred Stock	51	—	—	51
Foreign government debt securities	16	—	16	—

Total assets	$224	$ 15	$158	$ 51

Liabilities
Foreign currency hedges	$ 16	$ —	$ 16	$ —
Interest rate hedges	21	—	21	—
Contingent payments related to acquisitions and investments	86	—	—	86

Total liabilities	$123	$ —	$ 37	$ 86

As of December 31, 2013, cash and equivalents of $2.7 billion included money market funds of approximately $568 million, which would be considered Level 2 in the fair value hierarchy.

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

Contingent payments related to acquisitions consist of regulatory, development and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of regulatory, development and commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. As of December 31, 2013, management’s expected weighted-average probability of payment for regulatory, development and commercial milestone payments expected to occur was approximately 64%. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated.

At December 31, 2013, the company held available-for-sale equity securities that had an amortized cost basis and fair value of $111 million and $102 million, respectively. The company had net unrealized losses of $9 million, comprised of unrealized losses of $31 million, which are temporary in nature, and unrealized gains of $22 million. At December 31, 2012, the amortized cost basis and fair value of the available-for-sale equity securities was $13 million and $15 million, respectively, with $2 million in cumulative unrealized gains. As of December 31, 2013 and 2012, the cumulative unrealized gains for the company’s available-for-sale debt securities were less than $1 million.

In July 2012, Baxter acquired approximately 3 million shares of Onconova preferred stock for $50 million, which the company classified as available-for-sale debt securities as a result of certain mandatory redemption rights held by Baxter. In 2013, Baxter reclassified the securities to available-for-sale equity securities as a result of the conversion of the preferred stock to common stock upon the completion of Onconova’s initial public offering.

The company recognized losses totaling $8 million in 2012 related to unrealized and realized losses associated with the company’s Greek government and European Financial Stability Facility bonds, which Baxter sold for $14 million in the second quarter of 2012.

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

Refer to Note 12 for fair value disclosures related to the company’s pension plans.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and preferred stock.

(in millions)	Contingent payments	Preferred stock

Fair value as of December 31, 2011	$234	$—
Purchases	—	50
Payments	(40)	—
Gains recognized in earnings	(108)	—
CTA	—	1

Fair value as of December 31, 2012	86	51
Purchases	269	—
Payments	(2)	—
Net gains recognized in earnings	(17)	—
CTA	4	—
Conversion to a publicly traded equity security	—	(51)

Fair value as of December 31, 2013	$340	$—

The company’s additions in 2013 principally related to contingent payment liabilities of $269 million associated with the acquisition of the Inspiration / Ipsen OBI-1 business in the first quarter of 2013.

The company’s payments in 2012 principally related to milestones associated with the SIGMA agreement. The gains recognized in earnings in 2012 included $38 million related to the reduction of the contingent payment liabilities for certain milestones associated with ApaTech. In addition, 2012 includes a $53 million gain recognized in earnings related to a reduction of the contingent payment liabilities for certain milestones associated with the 2011 acquisition of Prism. These gains were reported in other (income) expense, net. The contingent liabilities were reduced based on updated information indicating that the probability of achieving certain milestones was lower than previously expected.

As discussed further in Note 6, the company recorded asset impairment charges related to its COLLEAGUE and SYNDEO infusion pumps and business optimization initiatives in 2013, 2012, and 2011. As these assets had no alternative use and no salvage value, the fair values, measured using significant unobservable inputs (Level 3), were assessed to be zero.

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

	Book values		Approximate fair values
as of December 31 (in millions)	2013	2012	2013	2012

Assets
Long-term insurance receivables	$2	$2	$2	$2
Investments	53	46	53	49
Liabilities
Short-term debt	181	27	181	27
Current maturities of long-term debt and lease obligations	859	323	862	324
Long-term debt and lease obligations	8,126	5,580	8,298	6,201
Long-term litigation liabilities	72	32	70	31

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of December 31, 2013 and 2012.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Long-term insurance receivables	$2	$—	$—	$2
Investments	53	—	17	36

Total assets	$55	$—	$17	$38

Liabilities
Short-term debt	$181	$—	$181	$—
Current maturities of long-term debt and lease obligations	862	—	862	—
Long-term debt and lease obligations	8,298	—	8,298	—
Long-term litigation liabilities	70	—	—	70

Total liabilities	$9,411	$—	$9,341	$70

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Long-term insurance receivables	$2	$—	$—	$2
Investments	49	—	19	30

Total assets	$51	$—	$19	$32

Liabilities
Short-term debt	$27	$—	$27	$—
Current maturities of long-term debt and lease obligations	324	—	324	—
Long-term debt and lease obligations	6,201	—	6,201	—
Long-term litigation liabilities	31	—	—	31

Total liabilities	$6,583	$—	$6,552	$31

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

Investments in 2013 and 2012 include certain cost method investments and held-to-maturity debt securities.

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

NOTE 10

COMMITMENTS AND CONTINGENCIES

Joint Development and Commercialization Arrangements

As discussed in Note 1, the company has entered into certain collaborative arrangements which include contingent milestone payments. At December 31, 2013, the company’s unfunded contingent milestone payments associated with all of its arrangements totaled $2.0 billion. This total excludes any contingent royalties. Based on the company’s projections, any contingent payments made in the future will be more than offset over time by the estimated net future cash flows relating to the rights acquired for those payments. The majority of the contingent payments relate to arrangements in the BioScience segment and principally relate to the business development arrangements described in Note 4.

Other Commitments

In connection with the company’s initiative to invest in early-stage products and therapies, the company has unfunded commitments of $50 million as a limited partner in multiple investment companies as of December 31, 2013.

Indemnifications

During the normal course of business, Baxter makes indemnities, commitments and guarantees pursuant to which the company may be required to make payments related to specific transactions. Indemnifications include: (i) intellectual property indemnities to customers in connection with the use, sales or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under Baxter’s Amended and Restated Certificate of Incorporation, and consistent with Delaware General Corporation Law, the company has agreed to indemnify its directors and officers for certain losses and expenses upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that the company could be obligated to make. To help address some of these risks, the company maintains various insurance coverages. Based on historical experience and evaluation of the agreements, the company does not believe that any significant payments related to its indemnities will occur, and therefore the company has not recorded any associated liabilities.

Legal Contingencies

Refer to Note 15 for a discussion of the company’s legal contingencies.

NOTE 11

SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The company’s stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs) and purchases under the company’s employee stock purchase plan. Shares issued relating to the company’s stock-based plans are generally issued out of treasury stock.

In 2011, shareholders approved the Baxter International Inc. 2011 Incentive Plan which provides for 40 million additional shares of common stock available for issuance with respect to awards for participants. As of December 31, 2013, approximately 40 million authorized shares are available for future awards under the company’s stock-based compensation plans.

Stock Compensation Expense

Stock compensation expense recognized in the consolidated statements of income was $150 million, $130 million and $119 million in 2013, 2012 and 2011, respectively. The related tax benefit recognized was $45 million in 2013, $40 million in 2012 and $36 million in 2011.

Stock compensation expense is recorded at the corporate level and is not allocated to a segment. Over 70% of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of sales and R&D expenses. Costs capitalized in the consolidated balance sheets at December 31, 2013 and 2012 were not significant.

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

years ended December 31	2013	2012	2011

Expected volatility	25%	25%	25%
Expected life (in years)	5.5	5.5	5.0
Risk-free interest rate	0.9%	1.0%	2.2%
Dividend yield	2.6%	2.3%	2.3%
Fair value per stock option	$12	$10	$10

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

The following table summarizes stock option activity for the year ended December 31, 2013 and stock option information at December 31, 2013.

(options and aggregate intrinsic values in thousands)	Options	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at January 1, 2013	32,055	$52.62
Granted	6,354	70.23
Exercised	(8,517)	50.15
Forfeited	(679)	62.26
Expired	(84)	40.26

Outstanding at December 31, 2013	29,129	$57.00	6.2	$361,468

Vested or expected to vest as of December 31, 2013	28,642	$56.82	6.1	$360,329

Exercisable at December 31, 2013	17,732	$52.64	4.7	$293,590

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last trading day of the year. The total intrinsic value of options exercised was $176 million, $129 million and $102 million in 2013, 2012 and 2011, respectively.

As of December 31, 2013, $58 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.6 years.

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

The following table summarizes nonvested RSU activity for the year ended December 31, 2013.

(share units in thousands)	Share units	Weighted-average grant-date fair value

Nonvested RSUs at January 1, 2013	1,979	$55.36
Granted	1,043	70.09
Vested	(647)	54.96
Forfeited	(157)	60.55

Nonvested RSUs at December 31, 2013	2,218	$62.06

As of December 31, 2013, $68 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 1.7 years. The weighted-average grant-date fair value of RSUs in 2013, 2012 and 2011 was $70.09, $57.03 and $53.87, respectively. The fair value of RSUs vested in 2013, 2012 and 2011 was $47 million, $21 million and $7 million, respectively.

PSUs

As part of an overall periodic evaluation of the company’s stock compensation programs, the company changed the vesting condition for 50% of the PSUs granted to senior management beginning with its 2013 annual equity awards. The vesting condition for the new PSUs is based on return on invested capital, with annual performance targets set at the beginning of the year for each tranche of the award during the three-year service period. The holder of the new PSUs is entitled to receive a number of shares of common stock equal to a percentage, ranging from 0% to 200%, of the PSUs granted, depending on the actual results compared to the annual performance targets.

Compensation cost for the new PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each tranche of the award are established. The fair value of the awards is determined based on the quoted price of the company’s stock on the grant date for each tranche of the award. The compensation cost for these PSUs is adjusted at each reporting date to reflect the estimated probability of achieving the vesting condition. The probability of achieving the vesting condition has not materially changed during the year ended December 31, 2013.

The remaining 50% of the PSUs continue to include conditions for vesting based on Baxter stock performance relative to the company’s peer group, similar to previous years, whereby a holder of these PSUs is entitled to receive a number of shares of common stock equal to a percentage, ranging from 0% to 200%, of these PSUs granted. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period.

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

years ended December 31	2013	2012	2011

Baxter volatility	21%	24%	28%
Peer group volatility	13%-38%	14%-50%	19%-55%
Correlation of returns	0.37-0.62	0.26-0.54	0.29-0.61
Risk-free interest rate	0.3%	0.4%	1.2%
Fair value per PSU	$67	$72	$62

Unrecognized compensation cost related to all granted unvested PSUs of $15 million at December 31, 2013 is expected to be recognized as expense over a weighted-average period of 1.6 years.

The following table summarizes nonvested PSU activity for the year ended December 31, 2013.

(share units in thousands)	Share units	Weighted-average grant-date fair value

Nonvested PSUs at January 1, 2013	804	$66.63
Granted	251	68.04
Vested	(387)	61.62
Forfeited	(23)	61.20

Nonvested PSUs at December 31, 2013	645	$70.18

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

During 2013, 2012 and 2011, the company issued approximately 0.8 million, 0.9 million and 0.9 million shares, respectively, under the prior and current employee stock purchase plans. The number of shares under subscription at December 31, 2013 totaled approximately 1.0 million.

Realized Excess Income Tax Benefits and the Impact on the Statement of Cash Flows

Realized excess tax benefits associated with stock compensation are presented in the consolidated statement of cash flows as an outflow within the operating section and an inflow within the financing section. Realized excess tax benefits from stock-based compensation were $34 million, $24 million and $21 million in 2013, 2012 and 2011, respectively.

Cash Dividends

Total cash dividends declared per common share for 2013, 2012, and 2011 were $1.920, $1.570, and $1.265, respectively. In November 2013, the board of directors declared a quarterly dividend of $0.49 per share ($1.96 per share on an annualized basis), which was paid on January 3, 2014 to shareholders of record as of December 6, 2013.

In May 2013, the board of directors declared a quarterly dividend of $0.49 per share ($1.96 per share on an annualized basis), which represented an increase of 9% over the previous quarterly rate. In July 2012, the board of directors declared a quarterly dividend of $0.45 per share ($1.80 per share on an annualized basis), which represented an increase of 34% over the previous quarterly rate.

Stock Repurchase Programs

As authorized by the board of directors, the company repurchases its stock depending on the company’s cash flows, net debt level and market conditions. The company repurchased 13 million shares for $0.9 billion in 2013, 25 million shares for $1.5 billion in 2012, and 30 million shares for $1.6 billion in 2011. In July 2012, the board of directors authorized the repurchase of up to $2.0 billion of the company’s common stock and $1.0 billion remained available as of December 31, 2013.

NOTE 12

RETIREMENT AND OTHER BENEFIT PROGRAMS

The company sponsors a number of qualified and nonqualified pension plans for eligible employees. The company also sponsors certain unfunded contributory healthcare and life insurance benefits for substantially all domestic retired employees. Newly hired employees in the United States and Puerto Rico are not eligible to participate in the pension plans but receive a higher level of company contributions in the defined contribution plans. In September 2013, Baxter completed its acquisition of Gambro and assumed a net pension liability of approximately $212 million from Gambro-related pension plans, of which $209 million has been classified as a noncurrent liability. The Gambro pension plans were recorded at fair value on the date of acquisition and were re-measured at year-end as part of the company’s annual re-measurement of pension plan obligations and plan assets.

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

	Pension benefits		OPEB
as of and for the years ended December 31 (in millions)	2013	2012	2013	2012

Benefit obligations
Beginning of period	$5,364	$4,944	$650	$618
Service cost	137	110	10	7
Interest cost	207	235	26	29
Participant contributions	9	9	11	14
Actuarial (gain)/loss	(350)	652	(99)	18
Benefit payments	(203)	(196)	(34)	(36)
Settlements	(4)	(387)	—	—
Acquisition	220	—	—	—
Foreign exchange and other	45	(3)	—	—

End of period	5,425	5,364	564	650

Fair value of plan assets
Beginning of period	3,642	3,673	—	—
Actual return on plan assets	464	464	—	—
Employer contributions	67	78	23	22
Participant contributions	9	9	11	14
Benefit payments	(203)	(196)	(34)	(36)
Settlements	(4)	(387)	—	—
Acquisition	8	—	—	—
Foreign exchange and other	17	1	—	—

End of period	4,000	3,642	—	—

Funded status at December 31	$(1,425)	$(1,722)	$(564)	$(650)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$50	$38	$—	$—
Current liability	(29)	(19)	(24)	(25)
Noncurrent liability	(1,446)	(1,741)	(540)	(625)

Net liability recognized at December 31	$(1,425)	$(1,722)	$(564)	$(650)

Accumulated Benefit Obligation Information

The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of the company’s pension plans was $5.00 billion and $4.95 billion at the 2013 and 2012 measurement dates, respectively.

The information in the funded status table above represents the totals for all of the company’s pension plans. The following is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

as of December 31 (in millions)	2013	2012

ABO	$4,780	$4,816
Fair value of plan assets	3,710	3,452

The following is information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets, and are therefore also included in the table directly above).

as of December 31 (in millions)	2013	2012

PBO	$5,260	$5,211
Fair value of plan assets	3,785	3,452

Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(in millions)	Pension benefits	OPEB

2014	$219	$24
2015	231	27
2016	243	28
2017	261	30
2018	275	32
2019 through 2023	1,608	172

Total expected net benefit payments for next 10 years	$2,837	$313

The expected net benefit payments above reflect the company’s share of the total net benefits expected to be paid from the plans’ assets (for funded plans) or from the company’s assets (for unfunded plans). The total expected OPEB benefit payments for the next ten years are net of approximately $49 million of expected federal subsidies relating to the Medicare Prescription Drug, Improvement and Modernization Act, including $3 million, $4 million, $4 million, $4 million and $5 million in each of the years 2014, 2015, 2016, 2017 and 2018, respectively.

Amounts Recognized in AOCI

The pension and OPEB plans’ gains or losses, prior service costs or credits, and transition assets or obligations not yet recognized in net periodic benefit cost are recognized on a net-of-tax basis in AOCI and will be amortized from AOCI to net periodic benefit cost in the future.

The following is a summary of the pre-tax losses included in AOCI at December 31, 2013 and December 31, 2012.

(in millions)	Pension benefits	OPEB

Actuarial loss	$1,455	$55
Prior service cost (credit) and transition obligation	—	(1)

Total pre-tax loss recognized in AOCI at December 31, 2013	$1,455	$54

Actuarial loss	$2,247	$163
Prior service cost (credit) and transition obligation	1	(1)

Total pre-tax loss recognized in AOCI at December 31, 2012	$2,248	$162

Refer to Note 13 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

years ended December 31 (in millions)	2013	2012	2011

Gain (charge) arising during the year, net of tax expense (benefit) of $221 in 2013, ($143) in 2012 and ($214) in 2011	$426	$(353)	$(375)
Settlement charge, net of tax expense of $65 in 2012	—	103	—
Amortization of loss to earnings, net of tax expense of $88 in 2013, $77 in 2012 and $63 in 2011	166	139	112

Pension and other employee benefits gain (charge)	$592	$(111)	$(263)

Due to the settlement of certain of the company’s pension obligations in 2012, $168 million ($103 million on an after-tax basis) of prior unrecognized actuarial losses have been recognized from AOCI into the company’s earnings. The impact of the settlement on AOCI was more than offset by the prior year actuarial losses. In 2013, the OCI activity for pension and OPEB plans related almost entirely to actuarial losses. Activity relating to prior service costs and credits and transition obligations was insignificant.

Amounts Expected to be Amortized From AOCI to Net Periodic Benefit Cost in 2014

With respect to the AOCI balance at December 31, 2013, the following is a summary of the pre-tax amounts expected to be amortized to net periodic benefit cost in 2014.

(in millions)	Pension benefits	OPEB

Actuarial loss	$144	$—
Prior service cost (credit) and transition obligation	—	—

Total pre-tax amount expected to be amortized from AOCI to net pension and OPEB cost in 2014	$144	$—

Net Periodic Benefit Cost

years ended December 31 (in millions)	2013	2012	2011

Pension benefits
Service cost	$137	$110	$112
Interest cost	207	235	237
Expected return on plan assets	(254)	(288)	(303)
Amortization of net losses and other deferred amounts	245	209	177
Settlement losses	1	168	—

Net periodic pension benefit cost	$336	$434	$223

OPEB
Service cost	$10	$7	$6
Interest cost	26	29	28
Amortization of net loss and prior service credit	9	7	(2)

Net periodic OPEB cost	$45	$43	$32

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	Pension benefits		OPEB
	2013	2012	2013	2012

Discount rate
U.S. and Puerto Rico plans	4.85%	3.95%	4.90%	4.00%
International plans	3.41%	3.19%	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.80%	4.50%	n/a	n/a
International plans	3.29%	3.51%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	6.25%	6.50%
Rate decreased to	n/a	n/a	5.00%	5.00%
by the year ended	n/a	n/a	2019	2019

The assumptions above, which were used in calculating the December 31, 2013 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2014.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	Pension benefits			OPEB
	2013	2012	2011	2013	2012	2011

Discount rate
U.S. and Puerto Rico plans	3.95%	4.80%	5.45%	4.00%	4.75%	5.40%
International plans	3.19%	4.48%	4.57%	n/a	n/a	n/a
Expected return on plan assets
U.S. and Puerto Rico plans	7.50%	7.75%	8.25%	n/a	n/a	n/a
International plans	6.33%	6.85%	7.29%	n/a	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	4.50%	4.50%	4.50%	n/a	n/a	n/a
International plans	3.51%	3.54%	3.57%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	6.50%	7.00%	7.50%
Rate decreased to	n/a	n/a	n/a	5.00%	5.00%	5.00%
by the year ended	n/a	n/a	n/a	2019	2016	2016

The company establishes the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on the company’s asset allocation), as well as an analysis of current market and economic information and future expectations. The company plans to use a 7.50% assumption for its U.S. and Puerto Rico plans for 2014.

Effect of a One-Percent Change in Assumed Healthcare Cost Trend Rate on the OPEB Plan

	One percent increase		One percent decrease
years ended December 31 (in millions)	2013	2012	2013	2012

Effect on total of service and interest cost components of OPEB cost	$6	$5	$(5)	$(4)
Effect on OPEB obligation	$74	$92	$(61)	$(74)

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

The following tables summarize the bases used to measure the pension plan assets and liabilities that are carried at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Fixed income securities
Cash and cash equivalents	$ 267	$ 24	$ 243	$ —
U.S. government and government agency issues	287	—	287	—
Corporate bonds	637	—	637	—
Equity securities
Common stock:
Large cap	974	974	—	—
Mid cap	442	442	—	—
Small cap	93	93	—	—
Total common stock	1,509	1,509	—	—
Mutual funds	381	180	201	—
Common/collective trust funds	617	—	612	5
Partnership investments	199	—	—	199
Other holdings	103	10	91	2
Collateral held on loaned securities	248	—	248	—
Liabilities
Collateral to be paid on loaned securities	(248)	(88)	(160)	—

Fair value of pension plan assets	$4,000	$1,635	$2,159	$ 206

		Basis of fair value measurement
(in millions)	Balance at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Fixed income securities
Cash and cash equivalents	$ 324	$ 210	$ 114	$ —
U.S. government and government agency issues	252	—	252	—
Corporate bonds	657	—	657	—
Equity securities
Common stock:
Large cap	807	807	—	—
Mid cap	426	426	—	—
Small cap	121	121	—	—
Total common stock	1,354	1,354	—	—
Mutual funds	317	143	174	—
Common/collective trust funds	467	—	462	5
Partnership investments	180	—	—	180
Other holdings	91	8	81	2
Collateral held on loaned securities	168	—	168	—
Liabilities
Collateral to be paid on loaned securities	(168)	(60)	(108)	—

Fair value of pension plan assets	$3,642	$1,655	$1,800	$ 187

The following is a reconciliation of changes in fair value measurements that used significant unobservable inputs (Level 3).

(in millions)	Total	Common/collective trust funds	Partnership investments	Other holdings
Balance at December 31, 2011	$176	$4	$170	$2
Actual return on plan assets still held at year end	12	1	11	—
Actual return on plan assets sold during the year	—	—	—	—
Purchases, sales and settlements	(1)	—	(1)	—

Balance at December 31, 2012	187	5	180	2
Actual return on plan assets still held at year end	8	—	8	—
Actual return on plan assets sold during the year	—	—	—	—
Purchases, sales and settlements	11	—	11	—

Balance at December 31, 2013	$206	$5	$199	$2

The assets and liabilities of the company’s pension plans are valued using the following valuation methods:

Investment category	Valuation methodology

Cash and cash equivalents	These largely consist of a short-term investment fund, U.S. Dollars and foreign currency. The fair value of the short-term investment fund is based on the net asset value

U.S. government and government agency issues	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Corporate bonds	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges

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

Expected Pension and OPEB Plan Funding

The company’s funding policy for its pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by the company, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. The company has no obligation to fund its principal plans in the United States in 2014. The company continually reassesses the amount and timing of any discretionary contributions. The company expects to make cash contributions to its pension plans of at least $42 million in 2014, primarily related to the company’s international plans. The company expects to have net cash outflows relating to its OPEB plan of approximately $25 million in 2014.

The table below details the funded status percentage of the company’s pension plans as of December 31, 2013, including certain plans that are unfunded in accordance with the guidelines of the company’s funding policy outlined above.

	United States and Puerto Rico		International
as of December 31, 2013 (in millions)	Qualified plans	Nonqualified plan	Funded plans	Unfunded plans	Total

Fair value of plan assets	$3,253	n/a	$747	n/a	$4,000
PBO	3,750	$191	1,152	$332	5,425
Funded status percentage	87%	n/a	65%	n/a	74%

U.S. Defined Contribution Plan

Most U.S. employees are eligible to participate in a qualified defined contribution plan. Company contributions were $45 million in 2013, $39 million in 2012 and $37 million in 2011.

NOTE 13

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, currency translation adjustments (CTA), pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. The following is a net-of-tax summary of the changes in AOCI by component for the year ended December 31, 2013.

(in millions)	Currency translation adjustments	Pension and other employee benefits	Hedging activities	Other	Total

Gains (losses)
Balance as of December 31, 2012	($1,227)	($1,619)	($5)	$41	($2,810)
Other comprehensive income (loss) before reclassifications	236	426	41	(13)	690
Amounts reclassified from AOCI(a)	—	166	(26)	4	144

Net other comprehensive income (loss)	236	592	15	(9)	834

Balance as of December 31, 2013	($991)	($1,027)	$10	$32	($1,976)

(a)	See table below for details about the reclassifications for the year ended December 31, 2013.

The following is a summary of the amounts reclassified from AOCI to net income during the year ended December 31, 2013.

	Adjustments reclassified from AOCI (a)

(in millions)	2013		Location of impact in income statement

Amortization of pension and other employee benefits items
Actuarial losses and other	($254	)(b)

	(254)		Total before tax
	88		Tax benefit

	($166)		Net of tax

Gains (losses) on hedging activities
Interest rate contracts	$10		Net interest expense
Foreign exchange contracts	(1)		Net sales
Foreign exchange contracts	32		Cost of sales

	41		Total before tax
	(15)		Tax expense

	$26		Net of tax

Other
Other-than-temporary impairment of available-for-sale equity securities	$(6)		Other (income) expense, net

	(6)		Total before tax
	2		Tax benefit

	(4)		Net of tax

Total reclassification for the period	($144)		Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 12.

Refer to Note 12 for additional information regarding the amortization of pension and other employee benefits items and Note 8 for additional information regarding hedging activity.

NOTE 14

INCOME TAXES

Income Before Income Tax Expense by Category

years ended December 31 (in millions)	2013	2012	2011

United States	$446	$386	$399
International	2,103	2,503	2,410

Income before income taxes	$2,549	$2,889	$2,809

Income Tax Expense
years ended December 31 (in millions)	2013	2012	2011

Current
United States
Federal	$296	$122	$75
State and local	28	55	32
International	437	403	274

Current income tax expense	761	580	381

Deferred
United States
Federal	(147)	112	155
State and local	(5)	(81)	(6)
International	(72)	(48)	23

Deferred income tax (benefit) expense	(224)	(17)	172

Income tax expense	$537	$563	$553

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2013	2012

Deferred tax assets
Accrued expenses	$426	$171
Retirement benefits	669	804
Tax credits and net operating losses	426	169
Valuation allowances	(137)	(104)

Total deferred tax assets	1,384	1,040

Deferred tax liabilities
Subsidiaries’ unremitted earnings	265	222
Asset basis differences	849	294

Total deferred tax liabilities	1,114	516

Net deferred tax asset	$270	$524

At December 31, 2013, the company had U.S. operating loss carryforwards totaling $142 million, of which approximately $125 million were acquired from Gambro. The U.S. operating loss carryforwards expire between 2014 and 2032. At December 31, 2013, the company had foreign operating loss carryforwards totaling $1.3 billion, of which $992 million were acquired from Gambro, and foreign tax credit carryforwards totaling $65 million. Of these foreign amounts, $8 million expires in 2014, $4 million expires in 2015, $31 million expires in 2016, $49 million expires in 2017, $37 million expires in 2018, $2 million expires in 2019, $100 million expires after 2019 and $1.1 billion has no expiration date. Realization of these operating loss and tax credit carryforwards depends on generating sufficient taxable income in future periods. A valuation allowance of $137 million and $104 million was recorded at December 31, 2013 and 2012, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards, because the company does not believe it is more likely than not that these assets will be fully realized prior to expiration. The company will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.

Income Tax Expense Reconciliation

years ended December 31 (in millions)	2013	2012	2011

Income tax expense at U.S. statutory rate	$892	$1,011	$983
Tax incentives	(240)	(277)	(360)
State and local taxes	22	(11)	25
Foreign tax benefit	(122)	(177)	(118)
Contingent tax matters	26	30	39
Other factors	(41)	(13)	(16)

Income tax expense	$537	$563	$553

The company recognized deferred US income tax expense of $47 million during 2013 relating to 2013 earnings outside the United States that are not deemed indefinitely reinvested. The company continues to evaluate whether to indefinitely reinvest earnings in certain foreign jurisdictions as it continues to analyze the company’s global financial structure. Currently, management intends to continue to reinvest past earnings in several jurisdictions outside of the United States indefinitely, particularly due to the company’s acquisition of Gambro which used substantial foreign cash, and therefore has not recognized U.S. income tax expense on these earnings. U.S. federal and state income taxes, net of applicable credits, on these foreign unremitted earnings of $12.2 billion as of December 31, 2013 would be approximately $3.8 billion. As of December 31, 2012 the foreign unremitted earnings and U.S. federal and state income tax amounts were $10.6 billion and $3.4 billion, respectively.

Effective Income Tax Rate

The effective income tax rate was 21% in 2013 and 20% in both 2012 and 2011. As detailed in the income tax expense reconciliation table above, the company’s effective tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

Factors impacting the company’s effective tax rate in 2013 included the favorable settlement of the company’s bilateral Advance Pricing Agreement proceedings between the U.S. government and the government of Switzerland with respect to intellectual property, product, and service transfer pricing arrangements, which was offset by other contingent tax matters principally related to transfer pricing. Additionally, the effective tax rate was unfavorably impacted by increases in valuation allowances in respect of the tax benefit from losses that the company does not believe that it is more likely than not to realize and interest expense related to the company’s unrecognized tax benefits. Partially offsetting these unfavorable items were $16 million of U.S. R&D credits. Additionally, the company’s effective tax rate was impacted by a change in the earnings mix from lower tax to higher tax rate jurisdictions compared to the prior year.

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

Factors impacting the company’s effective tax rate in 2011 were tax benefits from the business optimization charge, the average wholesale price (AWP) litigation and historical price reporting charge, and other charges in 2011 which were incurred in jurisdictions with rates higher than the effective rate.

Unrecognized Tax Benefits

The company classifies interest and penalties associated with income taxes in the income tax expense line in the consolidated statements of income. Net interest and penalties recorded during 2013, 2012 and 2011 were $1 million, $12 million and $18 million, respectively. The liability recorded at December 31, 2013 and 2012 related to interest and penalties was $124 million and $103 million, respectively.

The following is a reconciliation of the company’s unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011.

as of and for the years ended (in millions)	2013	2012	2011

Balance at beginning of the year	$437	$443	$423
Increase associated with tax positions taken during the current year	31	25	37
Increase (decrease) associated with tax positions taken during a prior year	38	(9)	15
Settlements	(216)	(21)	(18)
Decrease associated with lapses in statutes of limitations	(3)	(1)	(14)

Balance at end of the year	$287	$437	$443

Of the gross unrecognized tax benefits, $393 million and $517 million were recognized as liabilities in the consolidated balance sheets as of December 31, 2013 and 2012, respectively.

None of the positions included in the liability for uncertain tax positions related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Tax Incentives

The company has received tax incentives in Puerto Rico, Switzerland, and certain other taxing jurisdictions outside the United States. The financial impact of the reductions as compared to the statutory tax rates is indicated in the income tax expense reconciliation table above. The tax reductions as compared to the local statutory rate favorably impacted earnings per diluted share by $0.44 in 2013, $0.50 in 2012 and $0.56 in 2011. The Puerto Rico grant provides that the company’s manufacturing operations are and will be partially exempt from local taxes until the year 2018. The Switzerland grant provides that the company’s manufacturing operations will be partially exempt from local taxes until the year 2014, at which time the tax rate will be approximately 8%. As a result of a restructuring of the company’s Swiss legal entities in 2013, the effective tax rate on manufacturing operation in Switzerland will be under 1% for several years after 2013.

Examinations of Tax Returns

As of December 31, 2013, Baxter had ongoing audits in the United States, Germany, Austria, Italy, Turkey, and other jurisdictions. Baxter expects to reduce the amount of its liability for uncertain tax positions within the next 12 months by $75 million due principally to the resolution of tax disputes in Sweden and Turkey. While the final outcome of these matters is inherently uncertain, the company believes it has made adequate tax provisions for all years subject to examination.

NOTE 15

LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2013, the company’s total recorded reserves with respect to legal matters were $160 million and the total related receivables were $7 million.

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

General litigation

Baxter is a defendant in a number of suits alleging that certain of the company’s current and former executive officers and its board of directors failed to adequately oversee the operations of the company and issued materially false and misleading statements regarding the company’s plasma-based therapies business, the company’s remediation of its COLLEAGUE infusion pumps, its heparin product, and other quality issues. Plaintiffs allege these actions damaged the company and its shareholders by resulting in a decline in stock price in the second quarter of 2010, payment of excess compensation to the board of directors and certain of the company’s current and former executive officers, and other damage to the company. In August 2013, the U.S. Court of Appeals for the Seventh Circuit reinstated a consolidated derivative suit filed in the U.S.D.C. for the Northern District of Illinois that had earlier been dismissed by the district court in September 2012. In January 2014, an independent special litigation committee was established by the company’s board of directors to determine whether it is in the best interests of the company and its shareholders to pursue or otherwise resolve the claims raised in and arising from this matter. Two other derivative actions have been filed in state court: one pending in the Circuit Court of Lake County, Illinois has been stayed pending the outcome of the federal action and another, in Delaware Chancery Court, that Baxter has moved to dismiss. In addition, a consolidated alleged class action is pending in the U.S.D.C. for the Northern District of Illinois against the company and certain of its current executive officers seeking to recover the lost value of investors’ stock and the parties are currently proceeding with discovery. In April 2013, the company filed its opposition to the plaintiff’s motion to certify a class action.

The company is a defendant, along with others, in a number of lawsuits consolidated for pretrial proceedings in the U.S.D.C. for the Northern District of Illinois alleging that Baxter and certain of its competitors conspired to restrict output and artificially increase the price of plasma-derived therapies since 2003. Some of the complaints attempt to state a claim for class action relief and some cases demand treble damages. In January 2012, the court granted the company’s motion to dismiss certain federal claims brought by indirect purchasers and returned the remaining indirect purchaser claims to the court of original jurisdiction (U.S.D.C. for the Northern District of California) in August 2012. The indirect purchaser complaint was amended to remove class action allegations in May 2013. In January 2014, the company provisionally settled with the direct purchaser plaintiffs for $64 million, pending final approval of the settlement by the court which is anticipated in the first half of 2014. As of December 31, 2013, the company has a litigation reserve to cover the settlement.

Product liability litigation

In connection with the recall of heparin products in the United States, approximately 30 lawsuits remain pending alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities. The majority of these cases are subject to settlement agreements but remain pending while settlement documentation is being completed.

Other

The company was the recipient of an inquiry from the U.S. Department of Justice (DOJ) and the SEC that was part of a broader review of industry practices for compliance with the U.S. Foreign Corrupt Practices Act. In January 2014, the company was notified by both the DOJ and the SEC that their respective investigations were closed as to Baxter without any further action taken by either agency.

In the fourth quarter of 2012, the company received two investigative demands from the United States Attorney for the Western District of North Carolina for information regarding its quality and manufacturing practices and procedures at its North Cove facility. The company is fully cooperating with this investigation.

NOTE 16

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

The Medical Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. Baxter enhanced its leadership in renal therapies with the acquisition of Gambro and now offers a comprehensive portfolio to meet the needs of patients across the treatment continuum. The portfolio includes innovative technologies and therapies for peritoneal dialysis (PD), in-center hemodialysis (HD), home hemodialysis (HHD), continuous renal replacement therapy (CRRT) and additional dialysis services.

Also included in the Medical Products business are revenues and costs related to the manufacturing, distribution and other transition agreements with Fenwal Inc. associated with the 2007 divestiture of the Transfusion Therapies business. Post-divestiture revenues associated with these transition agreements had been reported at the corporate level (Corporate) and not allocated to a segment prior to January 1, 2012. The prior period segment presentation has been recast to conform to the current period presentation.

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

Effective in 2012, the segment measures of total assets and capital expenditures reflect a re-allocation of certain assets between segments to reflect management’s use of updated segment measures to allocate resources. The prior period presentation has been recast to conform to the current period presentation. The impact on the segment measures in prior periods was a shift between Medical Products and BioScience of $988 million and $25 million for total assets and capital expenditures in 2011, respectively. The company considered the impact of this re-allocation on the goodwill impairment reviews completed in prior years and there was no impact as the fair values of the company’s reporting units were substantially in excess of the carrying values.

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs (including the 2012 pension settlement charges), certain nonrecurring gains and losses, certain other charges (such as business optimization, AWP litigation and historical price reporting, and asset impairment), contributions to the Baxter International Foundation, deferred income taxes, and certain litigation liabilities and related receivables. With respect to depreciation and amortization and expenditures for long-lived assets, the difference between the segment totals and the consolidated totals principally relate to assets maintained at Corporate.

Segment Information

as of and for the years ended December 31 (in millions)	BioScience	Medical Products	Other	Total

2013
Net sales	$6,564	$8,695	$—	$15,259
Depreciation and amortization	263	472	88	823
Pre-tax income (loss)	2,435	1,398	(1,284)	2,549
Assets	8,967	12,269	4,633	25,869
Capital expenditures	868	530	127	1,525

2012
Net sales	$6,237	$7,953	$—	$14,190
Depreciation and amortization	243	385	84	712
Pre-tax income (loss)	2,309	1,592	(1,012)	2,889
Assets	7,380	7,568	5,442	20,390
Capital expenditures	570	495	96	1,161

2011
Net sales	$6,053	$7,840	$—	$13,893
Depreciation and amortization	209	341	120	670
Pre-tax income (loss)	2,416	1,522	(1,129)	2,809
Assets	6,533	7,495	5,045	19,073
Capital expenditures	370	467	123	960

Pre-Tax Income Reconciliation

years ended December 31 (in millions)	2013	2012	2011

Total pre-tax income from segments	$3,833	$3,901	$3,938
Unallocated amounts
Net interest expense	(128)	(87)	(54)
Certain foreign exchange fluctuations and hedging activities	83	53	(16)
Stock compensation	(150)	(130)	(119)
Business optimization charges	(280)	(150)	(192)
AWP litigation and historical price reporting charge	—	—	(79)
Asset impairment and other charges	—	—	(103)
Pension settlement charges	—	(168)	—
Certain tax and legal reserves	(104)	—	—
Other Corporate items	(705)	(530)	(566)

Consolidated income before income taxes	$2,549	$2,889	$2,809

Assets Reconciliation

as of December 31 (in millions)	2013	2012

Total segment assets	$21,236	$14,948
Cash and equivalents	2,733	3,270
Deferred income taxes	1,269	1,500
PP&E, net	437	461
Other Corporate assets	194	211

Consolidated total assets	$25,869	$20,390

Geographic Information

Net sales are based on product shipment destination and assets are based on physical location.

years ended December 31 (in millions)	2013	2012	2011

Net sales
United States	$6,451	$6,056	$5,709
Europe	4,597	4,196	4,392
Asia-Pacific	2,378	2,229	2,107
Latin America and Canada	1,833	1,709	1,685

Consolidated net sales	$15,259	$14,190	$13,893

as of December 31 (in millions)	2013	2012	2011

Total assets
United States	$7,141	$8,034	$7,524
Europe	14,541	8,597	8,096
Asia-Pacific	2,347	1,943	1,807
Latin America and Canada	1,840	1,816	1,646

Consolidated total assets	$25,869	$20,390	$19,073

as of December 31 (in millions)	2013	2012	2011

PP&E, net
United States	$3,091	$2,333	$2,091
Austria	914	802	786
Other countries	3,827	2,963	2,648

Consolidated PP&E, net	$7,832	$6,098	$5,525

Significant Product Sales

Effective January 1, 2013, Baxter transitioned to a commercial franchise structure for reporting net sales within each segment. Prior period net sales have been reclassified to reflect the new commercial franchise structure. The following is a summary of net sales as a percentage of consolidated net sales for the company’s commercial franchises.

years ended December 31	2013	2012	2011

Hemophilia[1]	23%	23%	23%
Fluid Systems[2]	20%	21%	21%
Renal[3]	20%	18%	18%
BioTherapeutics[4]	14%	15%	14%
Specialty Pharmaceuticals[5]	10%	10%	10%

[1]	Includes sales of recombinant FVIII products (ADVATE and RECOMBINATE) and plasma-derived hemophilia products (primarily FVII, FVIII and FEIBA).
[2]	Principally includes IV therapies, infusion pumps, administration sets, and premixed drug platforms.
[3]	Consists of PD and HD therapies.
[4]

Includes sales of the company’s liquid formulation of the antibody-replacement therapy immunoglobulin product (GAMMAGARD LIQUID) and other plasma-based therapies such as albumin and alpha-1 antitrypsin products.

[5]	Principally includes nutrition and anesthesia products.

NOTE 17

QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY’S STOCK (UNAUDITED)

years ended December 31 (in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year

2013
Net sales	$3,448	$3,669	$3,774	$4,368	$15,259
Gross margin[1]	1,756	1,939	1,946	1,954	7,595
Net income attributable to Baxter[1]	552	590	544	326	2,012
Earnings per common share[1]
Basic	1.01	1.09	1.00	0.60	3.70
Diluted	1.00	1.07	0.99	0.59	3.66
Cash dividends declared per common share	0.45	0.49	0.49	0.49	1.92
Market price per common share
High	72.64	73.04	74.43	69.55	74.43
Low	66.42	68.10	65.69	63.89	63.89

2012
Net sales	$3,388	$3,572	$3,477	$3,753	$14,190
Gross margin[2]	1,714	1,872	1,810	1,905	7,301
Net income attributable to Baxter[2]	588	661	583	494	2,326
Earnings per common share[2]
Basic	1.05	1.20	1.07	0.90	4.22
Diluted	1.04	1.19	1.06	0.89	4.18
Cash dividends declared per common share	0.335	0.335	0.45	0.45	1.57
Market price per common share
High	60.26	60.27	61.15	68.81	68.81
Low	49.66	49.03	53.58	60.09	49.03

[1]

The first quarter of 2013 included currency-related charges of $28 million related to the Venezuelan currency devaluation in February 2013 and derivative instruments entered into to hedge anticipated foreign currency cash outflows for the planned acquisition of Gambro (Gambro-related derivatives), in addition to charges of $17 million associated with Gambro pre-acquisition costs. The second quarter of 2013 included losses of $55 million for Gambro-related derivatives, charges of $23 million related to Gambro pre-acquisition costs and a net benefit of $2 million related to business optimization activity. The third quarter of 2013 included Gambro acquisition and integration charges of $58 million, tax and legal reserves of $83 million, business development charges of $25 million related to upfront payments for collaboration agreements, and a net gain of $20 million principally associated with Gambro-related derivatives. The fourth quarter of 2013 included business development charges of $78 million related to upfront and milestone payments for collaboration agreements, business optimization charges of $282 million, Gambro acquisition and integration charges of $94 million and product-related charges of $17 million, principally related to remediation efforts for modifications to the SIGMA Spectrum Infusion Pump.

[2]

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

Baxter common stock is listed on the New York, Chicago and SIX Swiss stock exchanges. The New York Stock Exchange is the principal market on which the company’s common stock is traded. At January 31, 2014, there were 36,629 holders of record of the company’s common stock.

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

Management performed an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment under the framework in Internal Control-Integrated Framework (1992), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2013.

Management has excluded Gambro AB (Gambro), and its holding company Indap Holding AB (Indap Holding), from our assessment of internal control over financial reporting as of December 31, 2013 because we acquired Gambro in September 2013. Indap Holding and Gambro are wholly owned subsidiaries of Baxter International Inc. whose total assets and total revenues represent approximately 18% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ ROBERT L. PARKINSON, JR. Robert L. Parkinson, Jr. Chairman of the Board and Chief Executive Officer	/s/ ROBERT J. HOMBACH Robert J. Hombach Corporate Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Baxter International Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting incorporated by reference under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Gambro AB (Gambro), and its holding company, Indap Holding AB (Indap Holding), from its assessment of internal control over financial reporting as of December 31, 2013 because Gambro and Indap Holding were acquired by the company in a purchase business combination on September 6, 2013. We have also excluded Indap Holding and Gambro from our audit of internal control over financial reporting. Indap Holding and Gambro are wholly-owned subsidiaries whose total assets and total revenues represent approximately 18% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 21, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its board of directors, to allow timely decisions regarding required disclosure.

Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2013.

Assessment of Internal Control Over Financial Reporting

Baxter’s report of management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2013 and the audit report regarding the same of Baxter’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

In the second quarter of 2010, the company began the implementation of a new global enterprise resource planning system. In addition, the company is consolidating and outsourcing certain computer operations and application support activities. These multi-year initiatives will be conducted in phases and include modifications to the design and operation of controls over financial reporting. The company is testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and has monitoring controls in place over the implementation of these changes. Except for the change noted below, there have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

In September 2013, Baxter acquired 100 percent of the voting equity interest in Indap Holding AB, the holding company for Gambro AB (Gambro). As part of the post-closing integration, the company is engaged in refining and harmonizing the internal controls and processes of the acquired business with those of the company. Management has excluded the internal controls of Gambro from its annual assessment of the effectiveness of the company’s internal control over financial reporting for 2013. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Refer to information under the captions entitled “Proposal 1 — Election of Directors,” “Committees of the Board — Audit Committee,” “Corporate Governance — Director Qualifications” “Corporate Governance — Code of Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 7, 2014 (the Proxy Statement), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Refer to information under the captions entitled “Executive Compensation”, “Compensation Committee Report”, and “Director Compensation” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information relating to shares of common stock that may be issued under Baxter’s existing equity compensation plans as of December 31, 2013.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Shareholders	32,204,989	(1)	$57.19	(2)	39,979,012	(3)
Equity Compensation Plans Not Approved by Shareholders	471,838	(4)	$45.75		—

Total	32,676,827	(5)	$57.00	(2)	39,979,012

(1)	Excludes purchase rights under the Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, eligible employees may purchase shares of common stock through payroll deductions of up to 15 percent of base pay at a purchase price equal to 85 percent of the closing market price on the purchase date (as defined by the Employee Stock Purchase Plan). A participating employee may not purchase more than $25,000 in fair market value of common stock under the Employee Stock Purchase Plan in any calendar year and may withdraw from the Employee Stock Purchase Plan at any time.

(2)	Restricted stock units and performance share units are excluded when determining the weighted-average exercise price of outstanding options.

(3)	Includes (i) 7,931,481 shares of common stock available for purchase under the Employee Stock Purchase Plan; (ii) 2,608,066 shares of common stock available under the 2007 Incentive Plan; and (iii) 29,439,465 shares of common stock available under the 2011 Incentive Plan.

(4)	Includes shares of common stock issuable upon exercise of options granted under the 2001 Incentive Compensation Program. These shares were made available pursuant to an amendment thereto not approved by shareholders. These additional shares were approved by the company’s board of directors, not the company’s shareholders, although the company shareholders have approved the 2001 Incentive Compensation Program.

(5)	Includes outstanding awards of 29,128,839 stock options, which have a weighted-average exercise price of $57.00 and a weighted-average remaining term of 6.2 years, 2,394,145 shares of common stock issuable upon vesting of restricted stock units, and 1,153,843 shares of common stock reserved for issuance in connection with performance share unit grants.

Refer to information under the captions entitled “Security Ownership by Directors and Executive Officers” and “Security Ownership by Certain Beneficial Owners” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to the information under the captions entitled “Board of Directors,” “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions,” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Refer to the information under the caption entitled “Audit and Non-Audit Fees” in the Proxy Statement, all of which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

		Page Number

(1)	Financial Statements:
	Consolidated Balance Sheets	48
	Consolidated Statements of Income	49
	Consolidated Statements of Comprehensive Income	50
	Consolidated Statements of Cash Flows	51
	Consolidated Statements of Changes in Equity	52
	Notes to Consolidated Financial Statements	53
	Report of Independent Registered Public Accounting Firm	105
(2)	Schedules required by Article 12 of Regulation S-X:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	115
	Schedule II — Valuation and Qualifying Accounts	116
	All other schedules have been omitted because they are not applicable or not required.
(3)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAXTER INTERNATIONAL INC.

By:	/s/ Robert L. Parkinson, Jr.
Robert L. Parkinson, Jr.
Chairman and Chief Executive Officer

DATE: February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2014.

Signature	Title

/s/ Robert L. Parkinson, Jr.	Chairman and Chief Executive Officer (principal executive officer)
Robert L. Parkinson, Jr.

/s/ Robert J. Hombach	Corporate Vice President and Chief Financial Officer (principal financial officer)
Robert J. Hombach

/s/ Sebastian J. Bufalino	Corporate Vice President and Controller (principal accounting officer)
Sebastian J. Bufalino

/s/ Thomas F. Chen	Director
Thomas F. Chen

/s/ Uma Chowdhry	Director
Uma Chowdhry, Ph.D.

/s/ Blake E. Devitt	Director
Blake E. Devitt

/s/ John D. Forsyth	Director
John D. Forsyth

/s/ Gail D. Fosler	Director
Gail D. Fosler

/s/ James R. Gavin III	Director
James R. Gavin III, M.D., Ph.D.

/s/ Peter S. Hellman	Director
Peter S. Hellman

Signature	Title

/s/ Wayne T. Hockmeyer	Director
Wayne T. Hockmeyer, Ph.D.

/s/ Carole J. Shapazian	Director
Carole J. Shapazian

/s/ Thomas T. Stallkamp	Director
Thomas T. Stallkamp

/s/ K.J. Storm	Director
K.J. Storm

/s/ Albert P. L. Stroucken	Director
Albert P. L. Stroucken

EXHIBIT INDEX

Number and Description of Exhibit

2.1	Share Purchase Agreement, dated as of December 4, 2012 by and between the Company and Indap Sweden AB (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 4, 2012).

2.2	Amendment No. 1 to Share Purchase Agreement, dated as of May 29, 2013 by and between the Company and Indap Sweden AB (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on June 3, 2013).

2.3	Amendment No. 2 to Share Purchase Agreement, dated as of August 28, 2013 by and between Baxter Holding AB (as successor in interest to the Company) and Indap Sweden AB (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed on August 28, 2013).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 10, 2013).

3.2	Bylaws, as amended and restated on May 9, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on May 10, 2013).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit(a) to the Company’s Registration Statement on Form S-16 (Registration No. 02-65269), filed on August 17, 1979).

4.2	Indenture, dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to Form 8-A, filed on December 23, 2002).

4.3	Second Supplemental Indenture, dated as of March 10, 2003, to Indenture dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (including form of 4.625% Notes due 2015) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109329), filed on September 30, 2003).

4.4	Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 9, 2006).

4.5	First Supplemental Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (including form of 5.90% Senior Note due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 9, 2006).

4.6	Second Supplemental Indenture, dated December 7, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 6.250% Senior Note due 2037) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 7, 2007).

4.7	Third Supplemental Indenture, dated May 22, 2008, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 5.375% Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 22, 2008).

4.8	Fourth Supplemental Indenture, dated February 26, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 4.00% Senior Notes due 2014) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 26, 2009).

Number and Description of Exhibit

4.9	Fifth Supplemental Indenture, dated as of August 20, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 4.50% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 20, 2009).

4.10	Sixth Supplemental Indenture, dated March 9, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee, (including forms of 1.800% Senior Notes due 2013 and 4.250% Senior Notes due 2020) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2010).

4.11	Seventh Supplemental Indenture, dated December 19, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 1.850% Senior Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2011).

4.12	Eighth Supplemental Indenture, dated August 13, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including forms of 2.400% Senior Notes due 2022 and 3.650% Senior Notes due 2042) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 13, 2012).

4.13	Ninth Supplemental Indenture, dated June 11, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including forms of Floating Rate Senior Notes due 2014, 0.950% Senior Notes due 2016, 1.850% Senior Notes due 2018, 3.200% Senior Notes due 2023, and 4.500% Senior Notes due 2043) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 11, 2013).

10.1	Four-Year Credit Agreement, dated June 17, 2011, among the Company as Borrower, JPMorgan Chase Bank, National Association , as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed on June 22, 2011).

C 10.2	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 1986).

C 10.3	Baxter International Inc. 2003 Incentive Compensation Program (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 21, 2003).

C 10.4	Baxter International Inc. 2007 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2007).

C 10.5	Baxter International Inc. Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 16, 2007).

C 10.6	Baxter International Inc. 2011 Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.7	Baxter International Inc. Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2011).

Number and Description of Exhibit

C 10.8	Baxter International Inc. Directors’ Deferred Compensation Plan (amended and restated effective January 1, 2009) and Amendment No. 1 thereto effective January 1, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 23, 2012).

C 10.9	Amended and Restated Employment Agreement, between Robert L. Parkinson, Jr. and the Company, dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 17, 2008).

C 10.10	Amendment to Employment Agreement, between Robert L. Parkinson, Jr. and the Company, dated July 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2013).

C 10.11*	Form of Severance Agreement entered into with executive officers.

C 10.12	Baxter International Inc. and Subsidiaries Supplemental Pension Plan (amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on February 19, 2009).

C 10.13	Baxter International Inc. and Subsidiaries Deferred Compensation Plan (amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed on February 19, 2009).

C 10.14	Baxter International Inc. Employee Stock Purchase Plan (as amended and restated effective July 1, 2011) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.15*	Baxter International Inc. Non-Employee Director Compensation Plan (as amended and restated effective January 1, 2014).

12.*	Computation of Ratio of Earnings to Fixed Charges.

21.*	Subsidiaries of Baxter International Inc.

23.*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

C	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Baxter International Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 21, 2014 listed in the index appearing under Item 15(1) in this Form 10-K also included an audit of the financial statement schedule listed in the index appearing under Item 15(2) of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP Chicago, Illinois February 21, 2014

SCHEDULE II

		Additions	Charged (credited) to other accounts (1)
Valuation and Qualifying Accounts (in millions)	Balance at beginning of period	Charged to costs and expenses		Deductions from reserves (2)	Balance at end of period
Year ended December 31, 2013:
Allowance for doubtful accounts	$127	26	27	(11)	$169
Inventory reserves	$284	217	1	(241)	$261
Deferred tax asset valuation allowance	$104	13	25	(5)	$137
Year ended December 31, 2012:
Allowance for doubtful accounts	$128	12	(2)	(11)	$127
Inventory reserves	$302	199	4	(221)	$284
Deferred tax asset valuation allowance	$116	10	(4)	(18)	$104
Year ended December 31, 2011:
Allowance for doubtful accounts	$139	32	(6)	(37)	$128
Inventory reserves	$359	144	(10)	(191)	$302
Deferred tax asset valuation allowance	$118	11	(4)	(9)	$116

(1)	Valuation accounts of acquired or divested companies and foreign currency translation adjustments.

(2)	Deductions from reserves includes the write-off of previously reserved inventory that was used in research and development (R&D) and recorded in R&D expenses in the year reserved.

Reserves are deducted from assets to which they apply.