Form 10-Q
period 2014-03-31
BAXTER INTERNATIONAL INC
filed 2014-04-30
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 25, 2014 was 542,599,898 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended March 31, 2014

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended
	March 31,
	2014	2013
Net sales	$3,951	$3,448
Cost of sales	1,990	1,692
Gross margin	1,961	1,756
Marketing and administrative expenses	920	795
Research and development expenses	313	246
Net interest expense	43	25
Other income, net	(24)	(3)
Income before income taxes	709	693
Income tax expense	153	141
Net income	$556	$552

Net income per common share
Basic	$1.02	$1.01

Diluted	$1.01	$1.00

Weighted-average number of common shares outstanding
Basic	542	545

Diluted	548	551

Cash dividends declared per common share	$0.490	$0.450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended
	March 31,
	2014	2013
Net income	$556	$552
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense of $4 and $7 for the three months ended March 31, 2014 and 2013, respectively	6	(24)
Pension and other employee benefits, net of tax expense of $9 and $24 for the three months ended March 31, 2014 and 2013, respectively	23	45
Hedging activities, net of tax (benefit) expense of $(6) and $19 for the three months ended March 31, 2014 and 2013, respectively	(10)	36
Other, net of tax expense (benefit) of $3 and $(2) for the three months ended March 31, 2014 and 2013, respectively	11	(4)
Total other comprehensive income, net of tax	30	53
Comprehensive income	$586	$605

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		March 31,	December 31,
		2014	2013
Current assets	Cash and equivalents	$ 2,049	$ 2,733
	Accounts and other current receivables, net	2,708	2,911
	Inventories	3,748	3,499
	Prepaid expenses and other	883	861
	Total current assets	9,388	10,004
Property, plant and equipment, net		7,962	7,832
Other assets	Goodwill	4,227	4,205
	Other intangible assets, net	2,268	2,294
	Other	1,416	1,534
	Total other assets	7,911	8,033
Total assets		$25,261	$25,869

Current liabilities	Short-term debt	$ 49	$ 181
	Current maturities of long-term debt and lease obligations	1,128	859
	Accounts payable and accrued liabilities	4,468	4,866
	Total current liabilities	5,645	5,906
Long-term debt and lease obligations		7,517	8,126
Other long-term liabilities		3,406	3,351
Commitments and contingencies
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2014 and 2013	683	683
	Common stock in treasury, at cost, 141,057,421 shares in 2014 and 140,456,989 shares in 2013	(7,973)	(7,914)
	Additional contributed capital	5,765	5,818
	Retained earnings	12,142	11,852
	Accumulated other comprehensive loss	(1,946)	(1,976)
	Total Baxter shareholders’ equity	8,671	8,463
	Noncontrolling interests	22	23
	Total equity	8,693	8,486
Total liabilities and equity		$25,261	$25,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Three months ended
		March 31,
		2014	2013
Cash flows from operations	Net income	$556	$552
	Adjustments
	Depreciation and amortization	236	183
	Deferred income taxes	(17)	38
	Stock compensation	31	32
	Realized excess tax benefits from stock issued under employee benefit plans	(12)	(12)
	Business optimization charges	28	—
	Net periodic pension benefit and OPEB costs	71	94
	Other	(15)	10
	Changes in balance sheet items
	Accounts and other current receivables, net	233	85
	Inventories	(233)	(181)
	Accounts payable and accrued liabilities	(236)	(299)
	Business optimization and infusion pump payments	(45)	(26)
	Other	(38)	(90)

	Cash flows from operations	559	386

Cash flows from investing activities	Capital expenditures	(421)	(292)
	Acquisitions and investments, net of cash acquired	(59)	(67)
	Divestitures and other investing activities	96	10

	Cash flows from investing activities	(384)	(349)

Cash flows from financing activities	Issuances of debt	32	8
	Payments of obligations	(510)	(301)
	Increase in debt with original maturities of three months or less, net	—	300
	Cash dividends on common stock	(266)	(246)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	138	196
	Purchases of treasury stock	(250)	(534)
	Other	4	(23)

	Cash flows from financing activities	(852)	(600)

Effect of foreign exchange rate changes on cash and equivalents		(7)	(18)

Decrease in cash and equivalents		(684)	(581)
Cash and equivalents at beginning of period		2,733	3,270

Cash and equivalents at end of period		$2,049	$2,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report).

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

Certain reclassifications have been made to conform the prior period condensed consolidated financial statements to the current period presentation.

Planned spin-off of biopharmaceuticals business

On March 27, 2014, Baxter announced plans to create two separate, independent global healthcare companies – one focused on developing and marketing innovative biopharmaceuticals and the other on life-saving medical products. The transaction is intended to take the form of a tax-free distribution to Baxter shareholders of publicly traded stock in the new biopharmaceuticals company. The transaction is expected to be completed by mid-year 2015, subject to market, regulatory and certain other conditions, including final approval by the Baxter Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-free nature of the transaction, and the effectiveness of a Form 10 registration statement that will be filed with the SEC. Subsequent to the separation, the historical results of the biopharmaceuticals business will be presented as discontinued operations.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended
	March 31,
(in millions)	2014	2013
Interest expense, net of capitalized interest	$48	$31
Interest income	(5)	(6)
Net interest expense	$43	$25

Inventories

	March 31,	December 31,
(in millions)	2014	2013
Raw materials	$ 873	$ 920
Work in process	1,130	1,136
Finished goods	1,745	1,443
Inventories	$3,748	$3,499

Property, plant and equipment, net

	March 31,	December 31,
(in millions)	2014	2013
Property, plant and equipment, at cost	$14,077	$13,795
Accumulated depreciation	(6,115)	(5,963)

Property, plant and equipment (PP&E), net	$ 7,962	$ 7,832

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

The following is a reconciliation of basic shares to diluted shares.

	Three months ended
	March 31,
(in millions)	2014	2013
Basic shares	542	545
Effect of dilutive securities	6	6

Diluted shares	548	551

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 8 million and 6 million equity awards for the first quarters of 2014 and 2013, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 8 for additional information regarding items impacting basic shares.

4. ACQUISITIONS AND COLLABORATIONS

Gambro AB Acquisition

On September 6, 2013, Baxter acquired 100 percent of the voting equity interests in Indap Holding AB, the holding company for Gambro AB (Gambro), a privately held dialysis product company based in Lund, Sweden.

In the first quarter of 2014, the company adjusted its preliminary estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date to reflect updated valuations. The measurement period adjustments included a $16 million reduction to property, plant and equipment and $4 million of working capital adjustments. The adjustments resulted in a corresponding increase in goodwill of $16 million and $4 million decrease to the fair value of consideration transferred. The measurement period adjustments did not have a material impact on Baxter’s results of operations in the first quarter of 2014.

The following table summarizes the fair value of the consideration transferred and the amounts recognized for assets acquired and liabilities assumed as of the acquisition date. Additional measurement period adjustments may occur as the company finalizes its valuation of the acquisition date assets acquired and liabilities assumed.

(in millions)
Consideration transferred
Cash	$3,700

Fair value of consideration transferred	$3,700

Assets acquired and liabilities assumed
Cash	$88
Accounts receivable	490
Inventories	368
Prepaid expenses and other	54
Property, plant, and equipment	710
Other intangible assets	1,290
Other assets	11
Current-maturities of long-term debt and lease obligations	(2)
Accounts payable and accrued liabilities	(342)
Long-term debt and lease obligations	(261)
Other long-term liabilities (including pension obligations of $209)	(342)

Total identifiable net assets	2,064
Goodwill	1,636

Total assets acquired and liabilities assumed	$3,700

The company incurred charges of $34 million in the first quarter of 2014 related to the integration of Gambro, including a $17 million loss on the divestiture of Baxter’s legacy Continuous Renal Replacement Therapy (CRRT) business. These charges were recorded in marketing and administrative expenses and other income, net. Additionally, the company incurred charges of $17 million in the first quarter of 2013 related to pre-acquisition costs associated with the planned acquisition of Gambro, which the company recorded in marketing and administrative expenses.

Coherus Biosciences, Inc.

In August 2013, Baxter and Coherus Biosciences, Inc. (Coherus) entered into an exclusive collaboration to develop and commercialize a biosimilar to etanercept for Europe, Canada, Brazil and certain other markets. Baxter also has specified rights to include additional products in the collaboration. During the first quarter of 2014, the company recognized a research and development (R&D) charge of $25 million related to a milestone payment pursuant to the company’s collaboration with Coherus. As of March 31, 2014, Baxter may make additional payments of up to $129 million relating to the achievement of development and regulatory milestones, in addition to royalties based on net sales.

Chatham Therapeutics, LLC

In April 2014, Baxter entered into an agreement to acquire all of the outstanding membership interests in Chatham Therapeutics, LLC (Chatham). Baxter acquired Chatham’s gene therapy programs related to the development and commercialization of treatments for hemophilia. Baxter made an initial payment of $70 million and may make additional payments of up to $560 million related to the achievement of development, regulatory and commercial milestones, in addition to future sales milestones.

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Impairment tests for goodwill and intangible assets not subject to amortization are performed annually in the fourth quarter, or sooner if indicators of impairment exist. Intangible assets subject to amortization are tested for impairment when indicators of impairment exist.

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	BioScience	Medical Products	Total
Balance as of December 31, 2013	$991	$3,214	$4,205
Additions	—	4	4
Currency translation and other adjustments	1	17	18
Balance as of March 31, 2014	$992	$3,235	$4,227

The increase in goodwill was primarily driven by measurement period adjustments related to the Gambro acquisition.

As of March 31, 2014, there were no accumulated goodwill impairment losses.

Other intangible assets, net

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets not subject to amortization include a trademark with an indefinite life and acquired IPR&D associated with products that have not yet received regulatory approval.

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology,	Other amortized	Indefinite-lived	Total
	including patents	intangible assets	intangible assets
March 31, 2014
Gross other intangible assets	$2,159	$467	$470	$3,096
Accumulated amortization	(701)	(127)	—	(828)
Other intangible assets, net	$1,458	$340	$470	$2,268

December 31, 2013
Gross other intangible assets	$2,144	$494	$465	$3,103
Accumulated amortization	(665)	(144)	—	(809)
Other intangible assets, net	$1,479	$350	$465	$2,294

Intangible asset amortization expense was $43 million and $25 million in the first quarters of 2014 and 2013, respectively. The anticipated annual amortization expense for intangible assets recorded as of March 31, 2014 is $182 million in 2014, $183 million in 2015, $180 million in 2016, $162 million in 2017, $156 million in 2018 and $143 million in 2019.

6. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion pump charges

From 2005 through 2013, the company recorded total charges and adjustments of $888 million related to COLLEAGUE and SYNDEO infusion pumps, including $725 million of cash costs and $163 million principally related to asset impairments. The company had $83 million of the cash reserves remaining as of December 31, 2013. The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through March 31, 2014.

(in millions)
Reserves as of December 31, 2013	$83
Utilization	(5)
Reserves as of March 31, 2014	$78

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

Business optimization charges

From 2009 through 2013 the company recorded total charges of $992 million primarily related to costs associated with optimizing the company’s overall cost structure on a global basis, as the company streamlined its international operations, rationalized its manufacturing facilities, enhanced its general and administrative infrastructure and re-aligned certain R&D activities. The total charges included cash costs of $689 million, principally pertaining to severance and other employee-related costs, and $303 million related to asset impairments. The company had $288 million of cash reserves remaining as of December 31, 2013. Refer to the 2013 Annual Report for further information about these charges.

In the first quarter of 2014, the company undertook business optimization initiatives resulting in charges totaling $28 million primarily related to severance and employee-related costs, and inclusive of Gambro post-acquisition restructuring activities.

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserves as of December 31, 2013	$288
Charges	28
Utilization	(40)
CTA	1
Reserves as of March 31, 2014	$277

The reserves are expected to be substantially utilized by the end of 2015. The company believes that these reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

7. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended
	March 31,
(in millions)	2014	2013
Sold receivables at beginning of period	$114	$157
Proceeds from sales of receivables	123	124
Cash collections (remitted to the owners of the receivables)	(129)	(141)
Effect of currency exchange rate changes	1	(20)
Sold receivables at end of period	$109	$120

The net losses relating to the sales of receivables were immaterial for each period. Refer to the 2013 Annual Report for further information regarding the company’s securitization agreements.

Credit facilities and commercial paper

As of March 31, 2014, there were no outstanding borrowings under the company’s primary and Euro-denominated revolving credit facilities. As of December 31, 2013, there were no outstanding borrowings under the company’s primary revolving credit facility and approximately $124 million outstanding under the Euro-denominated revolving credit facility. Refer to the 2013 Annual Report for further discussion of the company’s credit facilities.

During the first quarter of 2014, the company issued and redeemed commercial paper, and there was no balance outstanding as of both March 31, 2014 and December 31, 2013.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of March 31, 2014, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $418 million (of which $37 million related to Greece).

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

The notional amounts of foreign exchange contracts were $2.0 billion and $2.1 billion as of March 31, 2014 and December 31, 2013, respectively. There were no interest rate contracts designated as cash flow hedges outstanding as of March 31, 2014 and December 31, 2013. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2014 is 21 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $1.2 billion as of both March 31, 2014 and December 31, 2013.

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

In the first three months of 2013, in conjunction with an anticipated debt issuance, $250 million of interest rate contracts that had been designated as cash flow hedges matured, resulting in a net loss of $17 million which is amortized to net interest expense against the related accrued interest payments that are probable of occurring.

There were no hedge dedesignations in the first three months of 2014 or 2013 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first three months of 2014 and 2013.

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

The total notional amount of undesignated derivative instruments was $372 million as of March 31, 2014 and $381 million as of December 31, 2013. In the fourth quarter of 2012 and the first quarter of 2013, the company entered into option contracts with a total notional amount of $3.7 billion to hedge anticipated foreign currency cash outflows associated with the acquisition of Gambro. The company recorded unrealized losses of $17 million in the first quarter of 2013 associated with the Gambro-related option contracts which mostly offset unrealized gains on other undesignated derivative instruments. These contracts matured in June 2013.

Gains and Losses on Derivative Instruments

The following table summarizes the income statement locations and gains and losses on the company’s derivative instruments for the three months ended March 31, 2014 and 2013.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2014	2013		2014	2013
Cash flow hedges
Interest rate contracts	$ —	$ 5	Net interest expense	$(1)	$—
Foreign exchange contracts	(1)	(1)	Net sales	—	—
Foreign exchange contracts	(11)	53	Cost of sales	5	2

Total	$(12)	$57		$ 4	$ 2

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2014	2013
Fair value hedges
Interest rate contracts	Net interest expense	$14	$(5)
Undesignated derivative instruments
Foreign exchange contracts	Other income, net	$12	$(1)

For the company’s fair value hedges, equal and offsetting losses of $14 million and gains of $5 million were recognized in net interest expense in the first quarters of 2014 and 2013, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the first quarter of 2014 was not material.

As of March 31, 2014, $5 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of March 31, 2014.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$37	Other long-term liabilities	$ 1
Foreign exchange contracts	Prepaid expenses and other	22	Accounts payable and accrued liabilities	7
Foreign exchange contracts	Other long-term assets	1	Other long-term liabilities	3

Total derivative instruments designated as hedges		$60		$11

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$ 1

Total derivative instruments		$60		$12

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2013.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$35	Other long-term liabilities	$14
Foreign exchange contracts	Prepaid expenses and other	37	Accounts payable and accrued liabilities	7

Total derivative instruments designated as hedges		$72		$21

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$ 1

Total derivative instruments		$72		$22

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

	March 31, 2014		December 31, 2013
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$ 60	$ 12	$ 72	$ 22
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(11)	(11)	(17)	(17)

Total	$ 49	$ 1	$ 55	$ 5

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 23	$ —	$23	$ —
Interest rate hedges	37	—	37	—
Available-for-sale securities
Equity securities	128	128	—	—
Foreign government debt securities	18	—	18	—

Total assets	$206	$128	$78	$ —

Liabilities
Foreign currency hedges	$ 11	$ —	$11	$ —
Interest rate hedges	1	—	1	—
Contingent payments related to acquisitions and investments	341	—	—	341

Total liabilities	$353	$ —	$12	$341

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 37	$ —	$37	$ —
Interest rate hedges	35	—	35	—
Available-for-sale securities
Equity securities	102	102	—	—
Foreign government debt securities	18	—	18	—

Total assets	$192	$102	$90	$ —

Liabilities
Foreign currency hedges	$ 8	$ —	$ 8	$ —
Interest rate hedges	14	—	14	—
Contingent payments related to acquisitions and investments	340	—	—	340

Total liabilities	$362	$ —	$22	$340

As of March 31, 2014, cash and equivalents of $2.0 billion included money market funds of approximately $124 million, which would be considered Level 2 in the fair value hierarchy.

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

Contingent payments related to acquisitions consist of development and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development and commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. As of March 31, 2014, management’s expected weighted-average probability of payment for development and commercial milestone payments was approximately 64%. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated.

At March 31, 2014, the company held available-for-sale equity securities that had an amortized cost basis and fair value of $123 million and $128 million, respectively. The company had net unrealized gains of $5 million, comprised of unrealized losses of $46 million, which the company believes to be temporary in nature, and unrealized gains of $51 million. At December 31, 2013, the amortized cost basis and fair value of the available-for-sale equity securities was $111 million and $102 million, respectively. The company had net unrealized losses of $9 million, comprised of unrealized losses of $31 million, which the company believes to be temporary in nature, and unrealized gains of $22 million.

Unrealized losses on equity securities of $44 million and $30 million as of March 31, 2014 and December 31, 2013, respectively, relate to Baxter’s holdings in the common stock of Onconova Therapeutics, Inc. (Onconova). The amortized cost basis was $60 million as of March 31, 2014 and December 31, 2013. Onconova common stock has been in a loss position for less than 12 months and Baxter believes the losses are temporary in nature due to future development opportunities for Onconova’s most advanced product candidate, rigosertib, in addition to its other candidates in clinical trials and pre-clinical stages.

As of March 31, 2014 and December 31, 2013, the cumulative unrealized gains for the company’s available-for-sale debt securities were less than $1 million.

Changes in the fair value of contingent payments related to acquisitions, which use significant unobservable inputs (Level 3) in the fair value measurement, were immaterial during the period.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value in the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the approximate fair values as of March 31, 2014 and December 31, 2013.

	Book values		Approximate fair values
(in millions)	2014	2013	2014	2013
Assets
Long-term insurance receivables	$2	$2	$2	$2
Investments	57	53	56	53

Liabilities
Short-term debt	49	181	49	181
Current maturities of long-term debt and lease obligations	1,128	859	1,154	862
Long-term debt and lease obligations	7,517	8,126	7,741	8,298
Long-term litigation liabilities	55	72	54	70

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of March 31, 2014 and December 31, 2013.

		Basis of fair value measurement
(in millions)	Fair value as of March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Long-term insurance receivables	$ 2	$—	$ —	$ 2
Investments	56	—	18	38

Total assets	$ 58	$—	$ 18	$ 40

Liabilities
Short-term debt	$ 49	$—	$ 49	$ —
Current maturities of long-term debt and lease obligations	1,154	—	1,154	—
Long-term debt and lease obligations	7,741	—	7,741	—
Long-term litigation liabilities	54	—	—	54

Total liabilities	$8,998	$—	$8,944	$ 54

		Basis of fair value measurement
(in millions)	Fair value as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Long-term insurance receivables	$ 2	$—	$ —	$ 2
Investments	53	—	17	36

Total assets	$ 55	$—	$ 17	$ 38

Liabilities
Short-term debt	$ 181	$—	$ 181	$ —
Current maturities of long-term debt and lease obligations	862	—	862	—
Long-term debt and lease obligations	8,298	—	8,298	—
Long-term litigation liabilities	70	—	—	70

Total liabilities	$9,411	$—	$9,341	$ 70

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

Investments in 2014 and 2013 included certain cost method investments and held-to-maturity debt securities.

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

In the first quarter of 2014, the company recognized a $44 million gain related to the sale of certain equity method investments in other income, net.

8. SHAREHOLDERS’ EQUITY

Stock-based compensation

Stock compensation expense totaled $31 million and $32 million in the first quarter of 2014 and 2013, respectively. Over 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.

In March 2014, the company awarded its annual stock compensation grants, which consisted of 6.5 million stock options, 854,000 RSUs and 335,000 PSUs.

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

	Three months ended March 31,
	2014	2013
Expected volatility	24%	25%
Expected life (in years)	5.5	5.5
Risk-free interest rate	1.7%	0.9%
Dividend yield	2.8%	2.6%
Fair value per stock option	$12	$12

The total intrinsic value of stock options exercised was $45 million and $61 million during the first quarters of 2014 and 2013, respectively.

As of March 31, 2014, the unrecognized compensation cost related to all unvested stock options of $111 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

Restricted Stock Units

The fair value of RSUs is determined based on the quoted price of the company’s common stock on the date of the grant. As of March 31, 2014, the unrecognized compensation cost related to all unvested RSUs of $106 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

Performance Share Units

As part of an overall periodic evaluation of the company’s stock compensation programs, the company changed the vesting condition for 50% of the PSUs granted to senior management beginning with its 2013 annual equity awards. The vesting condition for the new PSUs is based on return on invested capital, with annual performance targets set at the beginning of the year for each tranche of the award during the three-year service period. The holder of the new PSUs is entitled to receive a number of shares of common stock equal to a percentage, ranging from 0% to 200%, of the PSU granted, depending on the actual results compared to the annual performance targets.

Compensation cost for the new PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each tranche of the award are established. The fair value of the awards is determined based on the quoted price of the company’s stock on the grant date for each tranche of the award. The compensation cost for these PSUs is adjusted at each reporting date to reflect the estimated probability of achieving the vesting condition. During the first quarter of 2014, the vesting condition on the first tranche of PSUs was finalized and did not result in a material change to compensation cost.

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

	Three months ended March 31,
	2014	2013
Baxter volatility	20%	21%
Peer group volatility	13% – 58%	13% – 38%
Correlation of returns	0.23 – 0.66	0.37 – 0.62
Risk-free interest rate	0.7%	0.3%
Fair value per PSU	$57	$67

As of March 31, 2014, the unrecognized compensation cost related to all granted unvested PSUs of $28 million is expected to be recognized as expense over a weighted-average period of 1.7 years.

Stock repurchases

As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. During the three months ended March 31, 2014, the company repurchased 3.7 million shares for $250 million under the board of directors’ $2.0 billion share repurchase authorization. As of March 31, 2014, $771 million remained available under the authorization.

9. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended
	March 31,
(in millions)	2014	2013
Pension benefits
Service cost	$33	$34
Interest cost	60	51
Expected return on plan assets	(66)	(64)
Amortization of net losses and other deferred amounts	36	62

Net periodic pension benefit cost	$63	$83

OPEB
Service cost	$ 1	$ 2
Interest cost	7	7
Amortization of net loss and prior service credit	—	2

Net periodic OPEB cost	$ 8	$11

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, currency translation adjustments (CTA), pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. The following is a net-of-tax summary of the changes in AOCI by component for the three months ended March 31, 2014 and 2013.

(in millions)	Currency translation adjustments	Pension and other employee benefits	Hedging activities	Other	Total
Gains (losses)

Balance as of December 31, 2013	($ 991)	($1,027)	$10	$32	($1,976)
Other comprehensive income before reclassifications	6	(3)	(8)	11	6
Amounts reclassified from AOCI (a)	—	26	(2)	—	24

Net other comprehensive income	6	23	(10)	11	30

Balance as of March 31, 2014	($ 985)	($1,004)	$—	$43	($1,946)

(in millions)	Currency translation adjustments	Pension and other employee benefits	Hedging activities	Other	Total
Gains (losses)

Balance as of December 31, 2012	($1,227)	($1,619)	($ 5)	$41	($2,810)
Other comprehensive income before reclassifications	(24)	3	37	(4)	12
Amounts reclassified from AOCI (a)	—	42	(1)	—	41

Net other comprehensive income	(24)	45	36	(4)	53

Balance as of March 31, 2013	($1,251)	($1,574)	$31	$37	($2,757)

(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three months ended March 31, 2014 and 2013.

	Amount reclassified from AOCI (a)
(in millions)	2014		Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other	($36	)(b)

	(36)		Total before tax
	10		Tax benefit

	($26)		Net of tax

Gains (losses) on hedging activities
Interest rate contracts	($ 1)		Net interest expense
Foreign exchange contracts	—		Net sales
Foreign exchange contracts	5		Cost of sales

	4		Total before tax
	(2)		Tax expense

	$ 2		Net of tax

Total reclassification for the period	($24)		Total net of tax

	Amount reclassified from AOCI (a)
(in millions)	2013		Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other	($64	)(b)

	(64)		Total before tax
	22		Tax benefit

	($42)		Net of tax

Gains on hedging activities
Interest rate contracts	$—		Net interest expense
Foreign exchange contracts	—		Net sales
Foreign exchange contracts	2		Cost of sales

	2		Total before tax
	(1)		Tax expense

	$ 1		Net of tax

Total reclassification for the period	($41)		Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 9.

Refer to Note 9 for additional information regarding the amortization of pension and other employee benefits items and Note 7 for additional information regarding hedging activity.

11. INCOME TAXES

Effective tax rate

The company’s effective income tax rate was 21.6% and 20.3% in the first quarters of 2014 and 2013, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate increased during the first quarter of 2014 compared to the first quarter of 2013 primarily due to an $8 million discrete benefit recorded during the first quarter of 2013 attributable to the retroactive enactment of the R&D credit by the American Taxpayer Relief Act of 2012 for the two years beginning January 1, 2012 through December 31, 2013. Additionally, the rate increased during the first quarter of 2014 compared to the first quarter of 2013 due to tax benefits realized at statutory tax rates greater than the company’s effective tax rate attributable to charges during the first quarter of 2013 associated with Venezuelan currency devaluation and the company’s acquisition of Gambro.

12. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2014, the company’s total recorded reserves with respect to legal matters were $79 million and the total related receivables were $6 million.

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

In addition to the matters described below, the company remains subject to the risk of future administrative and legal actions. With respect to governmental and regulatory matters, these actions may lead to product recalls, injunctions, and other restrictions on the company’s operations and monetary sanctions, including significant civil or criminal penalties. With respect to intellectual property, the company may become exposed to significant litigation concerning the scope of the company’s and others’ rights. Such litigation could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.

General litigation

Baxter is a defendant in a number of suits alleging that certain of the company’s current and former executive officers and its board of directors failed to adequately oversee the operations of the company and issued materially false and misleading statements regarding the company’s plasma-based therapies business, the company’s remediation of its COLLEAGUE infusion pumps, its heparin product, and other quality issues. Plaintiffs allege these actions damaged the company and its shareholders by resulting in a decline in stock price in the second quarter of 2010, payment of excess compensation to the board of directors and certain of the company’s current and former executive officers, and other damage to the company. In January 2014, an independent special litigation committee was established by the company’s board of directors to determine whether it is in the best interests of the company and its shareholders to pursue or otherwise resolve the claims raised in and arising from this matter. The company and the plaintiffs in the consolidated derivative suit filed in the USDC for the Northern District of Illinois have entered into a memorandum of understanding outlining the terms of a settlement of that suit, including the establishment of a Corporate Quality Office, $12 million to be spent on quality and regulatory compliance initiatives over the next three years, and the payment of legal fees (which have been reserved), all subject to the approval of the special litigation committee of the board of directors and the court. Two other derivative actions were previously filed in state courts, one in Lake County, Illinois and one in the Delaware Chancery Court, and both matters have been stayed pending the resolution of the federal action. In addition, a consolidated alleged class action is pending in the U.S.D.C. for the Northern District of Illinois against the company and certain of its current executive officers seeking to recover the lost value of investors’ stock and the parties are currently proceeding with discovery. In April 2013, the company filed its opposition to the plaintiff’s motion to certify a class action.

The company was a defendant, along with others, in a number of lawsuits consolidated for pretrial proceedings in the U.S.D.C. for the Northern District of Illinois alleging that Baxter and certain of its competitors conspired to restrict output and artificially increase the price of plasma-derived therapies since 2003. Some of the complaints attempt to state a claim for class action relief and some cases demand treble damages. In January 2012, the court granted the company’s motion to dismiss certain federal claims brought by indirect purchasers and returned the remaining indirect purchaser claims to the court of original jurisdiction (U.S.D.C. for the Northern District of California) in August 2012. The indirect purchaser complaint was amended to remove class action allegations in May 2013. The company settled with the direct purchaser plaintiffs for $64 million, which was paid during the first quarter of 2014, and final court approval of the settlement was obtained in April 2014.

Other

In the fourth quarter of 2012, the company received two investigative demands from the United States Attorney for the Western District of North Carolina for information regarding its quality and manufacturing practices and procedures at its North Cove facility. The company is fully cooperating with this investigation.

13. SEGMENT INFORMATION

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

The Medical Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, Baxter has a comprehensive portfolio of renal therapies to meet the needs of patients across the treatment continuum. The portfolio includes innovative technologies and therapies for peritoneal dialysis, in-center hemodialysis, home hemodialysis, CRRT and additional dialysis services. The financial information for the three months ended March 31, 2014 includes the results of Gambro. As the acquisition was completed on September 6, 2013, the financial information for the three months ended March 31, 2013 does not include the results of Gambro.

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

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and certain foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses and certain other charges (such as business optimization and asset impairment). With respect to depreciation and amortization and expenditures for long-lived assets, the difference between the segment totals and the consolidated totals principally relate to assets maintained at Corporate.

Financial information for the company’s segments is as follows.

	Three months ended
	March 31,
(in millions)	2014	2013
Net sales
BioScience	$1,608	$1,530
Medical Products	2,343	1,918
Total net sales	$3,951	$3,448

Pre-tax income
BioScience	$597	$590
Medical Products	293	322
Total pre-tax income from segments	$890	$912

The following is a reconciliation of segment pre-tax income to income before income taxes per the condensed consolidated statements of income.

	Three months ended
	March 31,
(in millions)	2014	2013
Total pre-tax income from segments	$890	$912
Unallocated amounts
Stock compensation	(31)	(32)
Net interest expense	(43)	(25)
Business optimization charges	(28)	—
Certain foreign currency fluctuations and hedging activities	16	17
Other Corporate items	(95)	(179)
Income before income taxes	$709	$693

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three months ended March 31, 2014.

RESULTS OF OPERATIONS

Baxter’s net income for the three months ended March 31, 2014 totaled $556 million, or $1.01 per diluted share, compared to $552 million, or $1.00 per diluted share, for the three months ended March 31, 2013. Net income for the first three months of 2014 included special items which reduced income before income taxes by $120 million and net income by $96 million, or $0.18 per diluted share, as further discussed below. Net income for the first three months of 2013 included special items which reduced income before taxes by $70 million and net income by $49 million, or $0.09 per diluted share, as further discussed below.

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of operations for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
(in millions)	2014	2013
Gross Margin
Intangible asset amortization expense	($43)	($25)
Business optimization items	(12)	—
Currency-related items	—	(1)
Total Special Items	($55)	($26)

Impact on Gross Margin Ratio	(1.4 pts )	(0.8 pts )

Marketing and Administrative Expenses
Gambro acquisition and integration items	$17	$17
Business optimization items	10	—
Tax and legal reserves	(10)	—

Total Special Items	$17	$17

Impact on Marketing and Administrative Expense Ratio	0.4 pts	0.5 pts

Research and Development Expenses
Business optimization items	$ 6	$—
Business development items	25	—

Total Special Items	$31	$—

Other Income, Net
Gambro acquisition and integration items	$17	$—
Currency-related items	—	27

Total Special Items	$17	$27

Income Tax Expense
Impact of special items	($24)	($21)

Total Special Items	($24)	($21)

Impact on Effective Tax Rate	0.2 pts	(0.9 pts )

Intangible asset amortization expense is identified as a special item to facilitate an evaluation of current and past operating performance, particularly in terms of cash returns, and is similar to how management internally assesses performance. Additional special items are identified above because they are highly variable, difficult to predict, and of a size that may substantially impact the company’s reported operations for a period. Management believes that providing the separate impact of the above items on the company’s GAAP (generally accepted accounting principles) results may provide a more complete understanding of the company’s operations and can facilitate a fuller analysis of the company’s results of operations, particularly in evaluating performance from one period to another. Upfront and milestone payments related to collaborative arrangements that have been expensed as research and development (R&D) are uncertain and often result in a different payment and expense recognition pattern than internal R&D activities and therefore are typically excluded as special items.

Marketing and administrative expenses and other income, net in the first quarter of 2014 included total charges of $34 million principally related to the acquisition and integration of Gambro AB (Gambro), including a $17 million loss on the divestiture of Baxter’s legacy Continuous Renal Replacement Therapy (CRRT) business. Marketing and administrative expenses in the first quarter of 2014 also included the reversal of prior litigation reserves of $10 million.

The company undertook business optimization initiatives in the first quarter of 2014 resulting in charges totaling $28 million, which includes Gambro post-acquisition restructuring activities. Refer to Note 6 for additional information regarding the company’s business optimization initiatives. Additionally, R&D expenses in the first quarter of 2014 included a charge of $25 million related to a milestone payment associated with the company’s collaboration with Coherus Biosciences, Inc. (Coherus). Refer to Note 4 for additional information.

Cost of sales and other income, net in the first quarter of 2013 included a charge of $11 million related to the Venezuelan currency devaluation announced by the government of Venezuela in February 2013. Additionally, other income, net in the first quarter of 2013 included a loss of $17 million related to derivative instruments entered into in December 2012 and January 2013 to hedge the anticipated foreign currency cash outflows associated with the planned acquisition of Gambro.

Marketing and administrative expenses in the first quarter of 2013 included business development charges of $17 million associated with pre-acquisition costs for the planned acquisition of Gambro.

NET SALES

	Three months ended
	March 31,		Percent change
(in millions)	2014	2013	At actual currency rates	At constant currency rates
BioScience	$1,608	$1,530	5%	6%
Medical Products	2,343	1,918	22%	24%

Total net sales	$3,951	$3,448	15%	16%

	Three months ended
	March 31,		Percent change
(in millions)	2014	2013	At actual currency rates	At constant currency rates
International	$2,291	$1,966	17%	19%
United States	1,660	1,482	12%	12%

Total net sales	$3,951	$3,448	15%	16%

Net sales included $400 million in Gambro sales, which favorably impacted total sales growth by 12 percentage points at actual currency rates and 11 percentage points on a constant currency basis during the first quarter of 2014.

Foreign currency unfavorably impacted net sales by one percentage point during the first quarter of 2014 compared to the prior period principally due to the strengthening of the U.S. Dollar relative to the Japanese Yen, Australian Dollar and certain other currencies partially offset by the weakening of the U.S. Dollar relative to the Euro.

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

Franchise Net Sales Reporting

BioScience

The BioScience segment includes four commercial franchises: Hemophilia, BioTherapeutics, BioSurgery and Vaccines.

•	Hemophilia includes sales of recombinant factor VIII products and plasma-derived hemophilia products (primarily plasma-derived factor IX, factor VIII and inhibitor therapies).

•	BioTherapeutics includes sales of the company’s antibody-replacement immunoglobulin therapies and other plasma-based therapies, such as albumin and alpha-1 antitrypsin products.

•	BioSurgery consists of biological products and medical devices used in surgical procedures for hemostasis, tissue sealing, adhesion prevention and hard tissue repair, as well as soft tissue repair and microsurgery products.

•	Vaccines consists primarily of vaccines for meningitis C and tick-borne encephalitis, as well as ongoing collaborations for the development of seasonal and pandemic influenza vaccines.

The following is a summary of net sales by franchise in the BioScience segment.

	Three months ended
	March 31,		Percent change
(in millions)	2014	2013	At actual currency rates	At constant currency rates
Hemophilia	$827	$765	8%	9%
BioTherapeutics	502	509	(1%)	(1%)
BioSurgery	176	172	2%	3%
Vaccines	103	84	23%	25%
Total BioScience net sales	$1,608	$1,530	5%	6%

Net sales in the BioScience segment increased 5% during the first quarter of 2014 compared to the prior period (with an unfavorable foreign currency impact of one percentage point). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•	In the Hemophilia franchise, sales growth was driven primarily by strong demand globally for the company’s recombinant factor VIII therapy, ADVATE, and the company’s plasma-based inhibitor bypass therapy, FEIBA [Anti-Inhibitor Coagulant Complex], in addition to a modest benefit from shipments to Brazil as part of Baxter’s ongoing collaboration with Hemobrás and the launch of RIXUBIS [Coagulation Factor IX (Recombinant)] for routine prophylactic treatment, control of bleeding episodes and perioperative management in adults with hemophilia B. Baxter anticipates that in 2014 a competitor may launch an extended-half-life recombinant factor VIII therapy. The company expects continued long-term growth in the hemophilia franchise to be driven by strong underlying global demand, further penetration in markets outside the U.S., new multi-year tenders, and an array of new product launches including RIXUBIS, the FEIBA prophylaxis indication, OBI-1 for acquired hemophilia and BAX 855, the company’s own investigational extended half-life factor VIII treatment for hemophilia A, the phase III clinical trial for which is expected to be completed in 2014, potentially supporting U.S. approval in 2015.

•	In the BioTherapeutics franchise, the sales decline was driven primarily by lower sales in international markets as a result of lower albumin sales in China and decisions to exit certain markets due to previous supply constraints. The decrease was partially offset by strong demand in the U.S. for plasma-based therapeutics including GAMMAGARD LIQUID [Immune Globulin Intravenous (Human)].

•	In the BioSurgery franchise, sales growth was driven primarily by international demand for the company’s surgical sealants TISSEEL and FLOSEAL.

•	In the Vaccines franchise, sales growth was primarily driven by accelerated timing on the receipt of certain vaccines milestone payments. The sales growth was partially offset by lower demand in select international markets for FSME-IMMUN (a tick-borne encephalitis vaccine).

Medical Products

The Medical Products segment includes four commercial franchises: Fluid Systems, Renal, Specialty Pharmaceuticals, and BioPharma Solutions.

•	Fluid Systems principally includes intravenous (IV) solutions therapies, infusion pumps, administration sets and premixed and oncology drugs platforms.

•	Renal consists of peritoneal dialysis (PD) and hemodialysis (HD) therapies. The first quarter of 2014 includes results for Gambro.

•	Specialty Pharmaceuticals principally includes nutrition and anesthesia products.

•	BioPharma Solutions principally includes sales from the pharmaceutical partnering business and pharmacy compounding services.

The following is a summary of net sales by franchise in the Medical Products segment.

	Three months ended
	March 31,		Percent change
(in millions)	2014	2013	At actual currency rates	At constant currency rates
Fluid Systems	$757	$740	2%	3%
Renal	991	590	68%	72%
Specialty Pharmaceuticals	367	363	1%	2%
BioPharma Solutions	228	225	1%	4%

Total Medical Products net sales	$2,343	$1,918	22%	24%

Net sales in the Medical Products segment increased 22% during the first quarter of 2014 compared to the prior period (with an unfavorable foreign currency impact of two percentage points). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•	In the Fluid Systems franchise, sales growth was primarily driven by increased sales of cyclophosphamide (a generic oncology drug) due to improved pricing in the United States. The company anticipates that one or more generic competitors to the company’s injectable drug cyclophosphamide may be introduced in the United States market during 2014, which may substantially impact pricing and demand for the company’s product. Annual sales for cyclophosphamide are approximately $400 million. Sales growth was partially offset by lower global sales of access sets used in the administration of IV solutions as well as an expected decline in SIGMA Spectrum Infusion Pump sales due to the FDA Warning Letter, received in April 2013. Refer to Certain Regulatory Matters for additional information

•	In the Renal franchise, Gambro revenues totaled $400 million in the first quarter of 2014. Excluding the impact of Gambro, sales remained flat at actual currency rates and grew 4 percent on a constant currency basis. The sales growth was primarily driven by a rising number of PD patients in the United States and emerging markets. This growth was partially offset by lower sales of legacy HD products and the divestiture of Baxter’s legacy CRRT business.

•	In the Specialty Pharmaceuticals franchise, sales growth was favorably impacted by strong, global sales of anesthetics. Offsetting growth was lower sales of nutrition products due to lower compounding revenues and the impact of ongoing supplier shortages.

•	Sales in the BioPharma Solutions franchise during the first quarter of 2014 increased compared to the first quarter of 2013 as supply constraints and delayed shipments from the company’s Bloomington, Indiana facility were resolved after the first quarter of 2013. The sales growth was partially offset by lower international sales as the result of lower demand resulting from generic entrants impacting customer volume.

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended
	March 31,
(as a percentage of net sales)	2014	2013	Change
Gross margin	49.6%	50.9%	(1.3 pts	)
Marketing and administrative expenses	23.3%	23.1%	0.2 pts

Gross Margin

The special items identified above had an unfavorable impact of approximately 1.4 and 0.8 percentage points on the gross margin percentage in the first quarters of 2014 and 2013, respectively. Refer to the Special Items caption above for additional detail.

In addition to the impact of the special items, the gross margin percentage was unfavorably impacted by 2.5 percentage points in the first quarter of 2014 as a result of the integration of the lower margin Gambro business. The unfavorable impacts from these factors were partially offset by improved product mix, price improvements related to cyclophosphamide, lower pension expense and the accelerated timing on the receipt of certain vaccines milestone payments.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of approximately 0.4 and 0.5 percentage points on the marketing and administrative expense ratio in the first quarters of 2014 and 2013, respectively. Refer to the Special Items caption above for additional detail.

In addition to the unfavorable impact of the special items, the marketing and administrative expenses ratio in the first quarter of 2014 increased primarily as a result of the impact of Gambro’s operations. Partially offsetting the unfavorable impacts were savings from the company’s business optimization initiatives, lower pension expense and the company’s continued focus on controlling discretionary spending.

RESEARCH AND DEVELOPMENT

	Three months ended
	March 31,
(in millions)	2014	2013	Percent change
Research and development expenses	$313	$246	27%
As a percentage of net sales	7.9%	7.1%

R&D expenses increased by 27% during the first quarter of 2014 compared to the first quarter of 2013. In addition to the special items identified above, R&D expenses increased due to contributions from the acquisition of Gambro and Baxter’s investments to advance certain programs across the R&D pipeline. Refer to the 2013 Annual Report for a discussion of the company’s R&D pipeline.

BUSINESS OPTIMIZATION ITEMS

The company has previously implemented certain business optimization initiatives in an effort to streamline its international operations, rationalize its manufacturing facilities, enhance its general and administrative infrastructure and re-align certain R&D activities. The company estimates that business optimization activities from 2011 through 2013 have resulted in total annualized savings of approximately $0.18 per diluted share as of March 31, 2014. The company expects additional annualized savings of approximately $0.23 per diluted share when these programs are fully implemented in 2015. The savings from these actions will impact cost of sales, marketing and administrative expenses and R&D expenses, and benefit both the BioScience and Medical Products segments. Refer to Note 6 for additional information regarding the company’s business optimization initiatives.

In the first quarter of 2014, the company recorded a business optimization charge of $28 million, which includes Gambro post-acquisition restructuring activities. The company expects annualized savings of approximately $0.02 per diluted share when these programs are fully implemented in 2015.

NET INTEREST EXPENSE

Net interest expense was $43 million and $25 million in the first quarters of 2014 and 2013, respectively. The increase in the first quarter of 2014 was principally driven by an increase in debt from the issuance of $3.5 billion of senior notes in June 2013, which was partially offset by the company’s interest rate swap hedging activities.

OTHER INCOME, NET

Other income, net was $24 million and $3 million of income in the first quarters of 2014 and 2013, respectively.

In 2014, other income, net included a $44 million gain related to the sale of certain equity method investments partially offset by a $17 million loss on the divestiture of Baxter’s legacy CRRT business.

In 2013, other income, net included currency-related charges of $17 million related to derivative instruments entered into by the company in December 2012 and January 2013 to hedge the anticipated foreign currency cash outflows associated with the planned acquisition of Gambro and $10 million related to the February 2013 devaluation of the Venezuelan currency.

Also included in other income, net in both periods were other amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency.

PRE-TAX INCOME

Refer to Note 13 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience

Pre-tax income increased 1% in the first quarter of 2014. Included in pre-tax income during 2014 was a $25 million R&D charge related to a milestone payment associated with the company’s collaboration arrangement with Coherus. Pre-tax income during the first quarter of 2014 increased primarily due to sales growth of higher margin products and the accelerated timing on the receipt of certain vaccines milestone payments. The increase in pre-tax income was partially offset by increased spending on marketing and promotional programs.

Medical Products

Pre-tax income decreased 9% in the first quarter of 2014. Included in pre-tax income during the first quarter of 2014 were Gambro acquisition and integration costs of $34 million. Partially offsetting the unfavorable impact of these items was the favorable impact of sales growth of higher margin products.

Corporate and other

Certain income and expense amounts are not allocated to a segment. These amounts are detailed in the table in Note 13 and primarily include net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and certain foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses and certain other charges (such as business optimization and asset impairment).

INCOME TAXES

The company’s effective income tax rate was 21.6% and 20.3% in the first quarters of 2014 and 2013, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate increased during the first quarter of 2014 compared to the first quarter of 2013 primarily due to an $8 million discrete benefit recorded during the first quarter of 2013 attributable to the retroactive enactment of the R&D credit by the American Taxpayer Relief Act of 2012 for the two years beginning January 1, 2012 through December 31, 2013. Additionally, the rate increased during the first quarter of 2014 compared to the first quarter of 2013 due to tax benefits realized at statutory tax rates greater than the company’s effective tax rate attributable to charges during the first quarter of 2013 associated with Venezuelan currency devaluation and the company’s acquisition of Gambro.

The company anticipates that the effective tax rate for the full-year 2014 will be approximately 21.5%, excluding the impact of audit developments and other special items.

INCOME AND EARNINGS PER DILUTED SHARE

Net income was $556 million, or $1.01 per diluted share, for the first quarter of 2014 and $552 million, or $1.00 per diluted share, in the prior year quarter. The significant factors and events contributing to the changes are discussed above. Additionally, net income per diluted share was positively impacted by the company’s stock repurchase program, including the repurchase of 3.7 million shares during the first quarter of 2014. Refer to Note 8 for further information regarding the company’s stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from operations

Cash flows from operations increased during the first quarter of 2014 as compared to the prior year period, totaling $559 million in 2014 and $386 million in 2013. The change in cash flows from operations was impacted by the factors discussed below, as well as the favorable impact of higher earnings (before non-cash items and adjustments).

Accounts Receivable

Cash inflows relating to accounts receivable increased during the first quarter of 2014 as compared to the prior year period. Days sales outstanding remained flat at 53.6 days as of March 31, 2014 compared to March 31, 2013, which included an unfavorable impact of 3.7 days from the acquisition of Gambro. Excluding the impact of Gambro, days sales outstanding decreased to 49.9 days as of March 31, 2014, reflecting improved collections in both the United States and certain international markets.

Inventories

Cash outflows relating to inventories increased in 2014 as compared to the prior year. The following is a summary of inventories as of March 31, 2014 and December 31, 2013, as well as annualized inventory turns for the first quarters of 2014 and 2013, by segment.

			Annualized inventory
	Inventories		turns for the three
	March 31,	December 31,	months ended March 31,
(in millions, except inventory turn data)	2014	2013	2014	2013
BioScience	$2,221	$2,078	1.08	1.24
Medical Products	1,527	1,421	3.44	3.79

Total company	$3,748	$3,499	2.04	2.18

The increase in inventories and the associated decrease in inventory turns in 2014 were principally due to higher levels of plasma protein and recombinant inventories in the BioScience segment to meet growing demand as well as higher inventory levels for the Renal franchise in the Medical Products segment.

Other

Cash outflows related to accounts payable and accrued liabilities were $236 million in the first quarter of 2014 compared to $299 million in the first quarter of 2013. The decrease was primarily driven by the timing of tax payments as well as payments to certain suppliers and others in the first quarter of 2014 compared to the first quarter of 2013. This decrease in cash outflows was partially offset by higher litigation-related payments in the first quarter of 2014.

Payments related to the execution of the COLLEAGUE infusion pump recall and the company’s business optimization initiatives increased from $26 million in the first quarter of 2013 to $45 million in the first quarter of 2014. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump recall and the business optimization initiatives.

Cash flows from investing activities

Capital Expenditures

Capital expenditures increased by $129 million in the first quarter of 2014, from $292 million in 2013 to $421 million in 2014. The company’s investments in capital expenditures in 2014 were primarily driven by additional investments in support of capacity expansions in the BioScience segment, including the construction of the company’s new plasma manufacturing facility in Covington, Georgia. The company also invested in projects to enhance the company’s cost structure and manufacturing capabilities, support the company’s strategy of geographic expansion with select investments in growing markets and support an ongoing strategic focus on R&D with the expansion of facilities, pilot manufacturing sites and laboratories.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $59 million in the first quarter of 2014 related to a milestone payment associated with the company’s collaboration arrangement with Coherus and other business development activities.

Cash outflows of $67 million in the first quarter of 2013 principally related to the acquisition of the investigational hemophilia compound OBI-1 and related assets from Inspiration and Ipsen Pharma.

Other

Cash inflows from other investing activities included $66 million from the sale of certain investments in the first quarter of 2014 as well as $35 million in proceeds from the divestiture of Baxter’s legacy CRRT business.

Cash flows from financing activities

Debt Issuances, Net of Payments of Obligations

Net cash outflows related to debt and other financing obligations totaled $478 million for the first quarter of 2014 primarily related to the repayment of the company’s $350 million of 4.0% senior unsecured notes that matured in March 2014 as well as other short-term obligations.

Other Financing Activities

Cash dividend payments totaled $266 million and $246 million in the first quarters of 2014 and 2013, respectively. The increase in cash dividend payments was primarily due to an increase in the quarterly dividend rate of approximately 9% to $0.49 per share, as announced in May 2013. In February 2014, the board of directors declared a quarterly dividend of $0.49 per share, which was paid on April 1, 2014 to shareholders of record as of March 7, 2014.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans decreased by $58 million, from $196 million in the first quarter of 2013 to $138 million in the first quarter of 2014, primarily due to decreases in stock option exercises and the weighted-average exercise price of the stock options that were exercised.

Stock repurchases totaled $250 million and $534 million in the first quarter of 2014 and 2013, respectively. As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the board of directors authorized repurchases of up to $2.0 billion of the company’s common stock. As of March 31, 2014, $771 million remained available under the July 2012 authorization.

CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS

Credit facilities

The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in June 2015. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $413 million as of March 31, 2014, which is set to mature in December 2014. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. As of March 31, 2014, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of these facilities as of March 31, 2014. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Refer to Note 7 to the company’s consolidated financial statements in the 2013 Annual Report for further discussion of the company’s credit facilities.

Access to capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.0 billion of cash and equivalents as of March 31, 2014, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of March 31, 2014, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $418 million (of which $37 million related to Greece). This represents a $143 million decrease from December 31, 2013, primarily as a result of the collection of certain past due receivables in Spain.

While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit ratings

In the first quarter of 2014, Standard & Poor’s lowered its ratings on Baxter’s senior debt to A- and short-term debt to A2 from A and A1, respectively, at December 31, 2013. All rating agencies have the Company’s outlook as negative. The change in the credit ratings and outlook is due to the planned spin-off of Baxter’s biopharmaceuticals business as detailed in Note 1. Refer to the 2013 Annual Report for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2013 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2013 Annual Report. Other than changes required due to the issuance of new accounting pronouncements, there have been no significant changes in the company’s application of its critical accounting policies during the first three months of 2014.

LEGAL CONTINGENCIES

Refer to Note 12 for a discussion of the company’s legal contingencies. Upon resolution of any of these uncertainties, the company may incur charges in excess of presently established liabilities. While the liability of the company in connection with certain claims cannot be estimated with any certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments or enter into material settlements of claims.

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

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, the company’s exposure to financial market volatility and foreign currency and interest rate risks, the planned spin-off of the biopharmaceuticals business, credit exposure to foreign governments, contingent payments, business development activities including the future market price of current investments, future sales growth, the company’s R&D pipeline including plans regarding clinical trials, regulatory filings and product launches, potential product competition, future capital and R&D expenditures, future debt issuances, the adequacy of the company’s credit facilities and financial flexibility, the adequacy of credit facilities, the effective tax rate in 2014, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including:

•	demand for and market acceptance risks for and competitive pressures related to new and existing products, including ADVATE and other therapies;

•	future actions of FDA, EMA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;

•	additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	the impact of U.S. healthcare reform and other similar actions undertaken by foreign governments with respect to pricing, reimbursement, taxation and rebate policies;

•	future actions of third parties, including third-party payors, as healthcare reform and other similar measures are implemented in the United States and globally;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	fluctuations in supply and demand and the pricing of plasma-based therapies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the company’s ability to identify business development and growth opportunities;

•	the company’s ability to successfully integrate and realize the anticipated benefits of the Gambro acquisition;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, governmental collaborations and other business development activities;

•	the company’s ability to realize the anticipated benefits of its business optimization and transformation initiatives;

•	the impact of geographic and product mix on the company’s sales;

•	global regulatory, trade and tax policies;

•	fluctuations in foreign exchange and interest rates;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	the successful implementation of the company’s global enterprise resource planning system;

•	changes in credit agency ratings;

•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in certain countries in which the company operates; and

•	other factors identified elsewhere in this report on and other filings with the Securities and Exchange Commission, including those factors described in Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2013, all of which are available on the company’s website.

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2014 is 21 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company. Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which resulted in a charge of $11 million during the first quarter of 2013. As of March 31, 2014, the company’s subsidiary in Venezuela had net assets of $32 million denominated in the Venezuelan Bolivar. In the first three months of 2014, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at March 31, 2014, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $7 million would decrease by $69 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at March 31, 2014 by replacing the actual exchange rates at March 31, 2014 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2013 Annual Report. There were no significant changes during the quarter ended March 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2014. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and 2013 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2014, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2014 and 2013 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income, of comprehensive income, of cash flows and of changes in equity for the year then ended, and in our report dated February 21, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

April 30, 2014

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Part I, Item 1, Note 12 is incorporated herein by reference.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a detailed discussion of risk factors that could affect our business, financial condition, results of operations and future growth prospects. The risk factor described below is in addition to those risk factors.

The recently announced proposed spin-off of Baxter’s biopharmaceutical business may not be completed on the terms or timeline currently contemplated, if at all, and may not achieve the intended results.

On March 27, 2014, Baxter announced plans to create two separate, independent global healthcare companies – one focused on developing and marketing innovative biopharmaceuticals and the other on life-saving medical products – through a tax-free distribution to Baxter shareholders of publicly traded stock in the new biopharmaceuticals company, which is expected to be completed by mid-year 2015. Unanticipated developments could delay, prevent or otherwise adversely affect this proposed spin-off, including but not limited to disruptions in general market conditions or potential problems or delays in obtaining various regulatory, tax and works council approvals or clearances. In addition, consummation of the proposed spin-off will require final approval from our Board of Directors. Therefore, we cannot assure that we will be able to complete the spin-off on the terms or on the timeline that we announced, if at all.

We will incur significant expenses in connection with the spin-off. In addition, completion of the proposed spin-off will require significant amounts of management’s time and effort which may divert management’s attention from other aspects of our business operations. Further, if the spin-off is completed, it may not achieve the intended results. Any such difficulties could adversely affect our business, results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about the company’s common stock repurchases during the three-month period ended March 31, 2014.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
January 1, 2014 through January 31, 2014	595,000	$68.19	595,000
February 1, 2014 through February 28, 2014	3,072,400	$68.16	3,072,400
March 1, 2014 through March 31, 2014	—	$ —	—
Total	3,667,400	$68.17	3,667,400	$770,653,341

(1)	In July 2012, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. During the first quarter of 2014, the company repurchased 3.7 million shares for $250 million under this program. This program does not have an expiration date.

Item 6.	Exhibits

Exhibit Index:

Exhibit Number	Description

15*	Letter Re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: April 30, 2014	By:	/s/ Robert J. Hombach
Robert J. Hombach
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)