Form 10-Q
period 2014-06-30
BAXTER INTERNATIONAL INC
filed 2014-07-30
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 25, 2014 was 541,673,382 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended June 30, 2014

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$4,264	$3,669	$8,215	$7,117
Cost of sales	2,223	1,730	4,213	3,422
Gross margin	2,041	1,939	4,002	3,695
Marketing and administrative expenses	998	838	1,918	1,633
Research and development expenses	325	273	638	519
Net interest expense	42	17	85	42
Other expense (income), net	15	68	(9)	65
Income before income taxes	661	743	1,370	1,436
Income tax expense	141	153	294	294
Net income	$520	$590	$1,076	$1,142

Net income per common share
Basic	$0.96	$1.09	$1.98	$2.10

Diluted	$0.95	$1.07	$1.96	$2.07

Weighted-average number of common shares outstanding
Basic	542	543	542	543

Diluted	548	549	548	550

Cash dividends declared per common share	$0.52	$0.49	$1.01	$0.94

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$520	$590	$1,076	$1,142
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax (benefit) of ($12) and ($11) for the three months ended June 30, 2014 and 2013, respectively, and ($8) and ($4) for the six months ended June 30, 2014 and 2013, respectively	(213)	(30)	(207)	(54)
Pension and other employee benefits, net of tax expense of $14 and $20 for the three months ended June 30, 2014 and 2013, respectively, and $23 and $44 for the six months ended June 30, 2014 and 2013, respectively	28	32	51	77
Hedging activities, net of tax expense (benefit) of $4 and ($8) for the three months ended June 30, 2014 and 2013, respectively, and ($2) and $11 for the six months ended June 30, 2014 and 2013, respectively	4	(13)	(6)	23
Other, net of tax (benefit) expense of ($5) and $2 for the three months ended June 30, 2014 and 2013, respectively, and ($2) and $0 for the six months ended June 30, 2014 and 2013, respectively	(18)	3	(7)	(1)
Total other comprehensive (loss) income, net of tax	(199)	(8)	(169)	45
Comprehensive income	$321	$582	$ 907	$1,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		June 30,	December 31,
		2014	2013
Current assets	Cash and equivalents	$1,866	$ 2,733
	Accounts and other current receivables, net	2,914	2,911
	Inventories	3,836	3,499
	Prepaid expenses and other	871	861
	Total current assets	9,487	10,004
Property, plant and equipment, net		8,152	7,832
Other assets	Goodwill	4,226	4,205
	Other intangible assets, net	2,329	2,294
	Other	1,435	1,534
	Total other assets	7,990	8,033
Total assets		$25,629	$25,869

Current liabilities	Short-term debt	$186	$ 181
	Current maturities of long-term debt and lease obligations	1,125	859
	Accounts payable and accrued liabilities	4,484	4,866
	Total current liabilities	5,795	5,906
Long-term debt and lease obligations		7,528	8,126
Other long-term liabilities		3,619	3,351
Commitments and contingencies
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2014 and 2013	683	683
	Common stock in treasury, at cost, 141,827,303 shares in 2014 and 140,456,989 shares in 2013	(8,039)	(7,914)
	Additional contributed capital	5,785	5,818
	Retained earnings	12,378	11,852
	Accumulated other comprehensive loss	(2,145)	(1,976)
	Total Baxter shareholders’ equity	8,662	8,463
	Noncontrolling interests	25	23
	Total equity	8,687	8,486
Total liabilities and equity		$25,629	$25,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Six months ended
		June 30,
		2014	2013
Cash flows from operations	Net income	$ 1,076	$1,142
	Adjustments
	Depreciation and amortization	489	366
	Deferred income taxes	(31)	(63)
	Stock compensation	72	72
	Realized excess tax benefits from stock issued under employee benefit plans	(17)	(19)
	Net periodic pension benefit and OPEB costs	141	187
	Infusion pump and other product-related charges	93	—
	Other	74	52
	Changes in balance sheet items
	Accounts and other current receivables, net	3	12
	Inventories	(360)	(306)
	Accounts payable and accrued liabilities	(222)	(171)
	Business optimization and infusion pump payments	(83)	(52)
	Other	(77)	(71)

	Cash flows from operations	1,158	1,149

Cash flows from investing activities	Capital expenditures	(844)	(639)
	Acquisitions and investments, net of cash acquired	(176)	(87)
	Divestitures and other investing activities	94	10

	Cash flows from investing activities	(926)	(716)

Cash flows from financing activities	Issuances of debt	34	3,489
	Payments of obligations	(526)	(304)
	Increase in debt with original maturities of three months or less, net	150	—
	Cash dividends on common stock	(531)	(490)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	249	341
	Purchases of treasury stock	(450)	(717)
	Other	2	(24)

	Cash flows from financing activities	(1,072)	2,295

Effect of foreign exchange rate changes on cash and equivalents		(27)	(9)

(Decrease) increase in cash and equivalents		(867)	2,719
Cash and equivalents at beginning of period		2,733	3,270

Cash and equivalents at end of period		$ 1,866	$5,989

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

Planned spin-off of biopharmaceuticals business

On March 27, 2014 Baxter announced plans to create two separate, independent global healthcare companies – one focused on developing and marketing innovative biopharmaceuticals and the other on life-saving medical products. The transaction is intended to take the form of a tax-free distribution to Baxter shareholders of publicly traded stock in the new biopharmaceuticals company. The transaction is expected to be completed by mid-year 2015, subject to market, regulatory and certain other conditions, including final approval by the Baxter Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-free nature of the transaction, and the effectiveness of a Form 10 registration statement that will be filed with the SEC. Subsequent to the separation, the historical results of the biopharmaceuticals business will be presented as discontinued operations. During the second quarter of 2014, the company incurred $22 million of separation-related costs in marketing and administrative expenses.

New accounting standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the company beginning on January 1, 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Interest expense, net of capitalized interest	$47	$24	$95	$55
Interest income	(5)	(7)	(10)	(13)
Net interest expense	$42	$17	$85	$42

Inventories

	June 30,	December 31,
(in millions)	2014	2013
Raw materials	$ 829	$ 920
Work in process	1,221	1,136
Finished goods	1,786	1,443
Inventories	$3,836	$3,499

Property, plant and equipment, net

	June 30,	December 31,
(in millions)	2014	2013
Property, plant and equipment, at cost	$14,366	$13,795
Accumulated depreciation	(6,214)	(5,963)

Property, plant and equipment (PP&E), net	$ 8,152	$ 7,832

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

The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Basic shares	542	543	542	543
Effect of dilutive securities	6	6	6	7

Diluted shares	548	549	548	550

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 11 million and 9 million equity awards for the second quarter and the six months ended June 30, 2014, respectively, and 6 million equity awards for both the second quarter and the six months ended June 30, 2013, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 8 for additional information regarding items impacting basic shares.

4. ACQUISITIONS AND COLLABORATIONS

Acquisitions

The following table summarizes the fair value of consideration transferred and the recognized amounts of the assets acquired and liabilities assumed as of the acquisition date for the company’s significant acquisitions during the first half of 2014.

(in millions)	Chatham	AesRx
Consideration transferred
Cash	$ 70	$15
Contingent payments	77	65

Fair value of consideration transferred	$147	$80

Assets acquired and liabilities assumed
Other intangible assets – IPR&D	$ 74	$78

Total identifiable net assets	74	78
Goodwill	73	2

Total assets acquired and liabilities assumed	$147	$80

While the valuations of consideration transferred and total assets acquired and liabilities assumed are substantially complete, measurement period adjustments may be recorded in the future as the company finalizes its fair value estimates. Pro forma financial information has not been included because these acquisitions, individually and in the aggregate, did not have a material impact on the company’s financial position or results of operations as of and for the three and six months ended June 30, 2014.

Additional information regarding the above acquisitions has been provided below.

Chatham Therapeutics, LLC

In April 2014, Baxter acquired all of the outstanding membership interests in Chatham Therapeutics, LLC (Chatham Therapeutics), obtaining Chatham Therapeutics’ gene therapy programs related to the development and commercialization of treatments for hemophilia.

Baxter made an initial payment of $70 million, and may make additional payments of up to $560 million in payments related to the achievement of development, regulatory and first commercial sale milestones, in addition to sales milestones of up to $780 million. The estimated fair value of the contingent payment liabilities at the acquisition date was $77 million, which was recorded in other long-term liabilities as part of the consideration transferred, and based on the probability of achieving the specified milestones and the discounting of expected future cash flows.

Baxter allocated $74 million of the total consideration to acquired IPR&D, which will be accounted for as an indefinite-lived intangible asset, with the residual consideration of $73 million recorded as goodwill. The acquired IPR&D primarily relates to Chatham Therapeutics’ hemophilia A (FVIII) program, which was in preclinical stage at the time of the acquisition and is expected to be completed in approximately 10 years. The value of the IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risks in such activities, discounted at a rate of 12%. Additional research and development will be required prior to technological feasibility, and as of the acquisition date, incremental research and development costs are projected to be in excess of $130 million. The goodwill, which may be deductible for tax purposes depending on the ultimate resolution of the contingent payment liabilities, includes the value of potential future technologies as well as the overall strategic benefits of the acquisition to Baxter in the hemophilia market and is included in the BioScience segment.

AesRx, LLC

In June 2014, Baxter acquired all of the outstanding membership interests in AesRx, LLC (AesRx), obtaining AesRx’s program related to the development and commercialization of treatments for sickle cell disease.

Baxter made an initial payment of $15 million, and may make additional payments of up to $278 million related to the achievement of development and regulatory milestones, in addition to sales milestones of up to $550 million. The estimated fair value of the contingent payment liabilities at the acquisition date was $65 million, which was recorded in other long-term liabilities as part of the consideration transferred, and based on the probability of achieving the specified milestones and the discounting of expected future cash flows.

Baxter allocated $78 million of the total consideration to acquired IPR&D, which will be accounted for as indefinite-lived intangible assets, with the residual consideration of $2 million recorded as goodwill. The acquired IPR&D relates to AesRx’s sickle cell disease program, which was in Phase II clinical trials at the time of the acquisition, and is expected to be completed in approximately five years. The value of IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risks in such activities, discounted at a rate of 15.5%. Additional research and development will be required prior to technological feasibility, and as of the acquisition date, incremental research and development costs are projected to be in excess of $40 million.

Gambro AB Acquisition

On September 6, 2013, Baxter acquired 100 percent of the voting equity interests in Indap Holding AB, the holding company for Gambro AB (Gambro), a privately held dialysis product company based in Lund, Sweden.

In the first quarter of 2014, the company adjusted its preliminary estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date to reflect updated valuations. The measurement period adjustments included a $16 million reduction to property, plant and equipment and $4 million of working capital adjustments. The adjustments resulted in a corresponding increase in goodwill of $16 million and $4 million decrease to the fair value of consideration transferred. There were no measurement period adjustments in the second quarter of 2014, and the first quarter adjustment did not have a material impact on Baxter’s results of operations for the six months ended June 30, 2014.

The company incurred charges of $29 million and $63 million in the second quarter and six months ended June 30, 2014 related to the integration of Gambro, including a $19 million loss on the divestiture of Baxter’s legacy Continuous Renal Replacement Therapy (CRRT) business in the six months ended June 30, 2014. These charges were recorded in marketing and administrative expenses and other expense (income), net. Additionally, the company incurred charges of $23 million and $40 million in the second quarter and six months ended June 30, 2013 related to pre-acquisition costs associated with the planned acquisition of Gambro, which the company recorded in marketing and administrative expenses.

Collaborations

Coherus Biosciences, Inc.

In August 2013, Baxter and Coherus Biosciences, Inc. (Coherus) entered into an exclusive collaboration to develop and commercialize a biosimilar to etanercept for Europe, Canada, Brazil, and certain other markets. Baxter also has specified rights to include additional products in the collaboration. Baxter recognized research and development charges totaling $60 million during the first half of 2014 related to milestone payments pursuant to the collaboration arrangement, of which $35 million was recognized during the second quarter of 2014. As of June 30, 2014, Baxter may make additional payments of up to $94 million relating to the achievement of development and regulatory milestones, in addition to royalties based on net sales.

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Impairment tests for goodwill and intangible assets not subject to amortization are performed annually in the fourth quarter, or sooner if indicators of impairment exist. Intangible assets subject to amortization are tested for impairment when indicators of impairment exist.

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	BioScience	Medical Products	Total
Balance as of December 31, 2013	$ 991	$3,214	$4,205
Additions	75	4	79
Currency translation and other adjustments	(4)	(54)	(58)
Balance as of June 30, 2014	$1,062	$3,164	$4,226

Goodwill additions are primarily related to the acquisition of Chatham Therapeutics in the second quarter of 2014. As of June 30, 2014, there were no accumulated goodwill impairment losses.

Other intangible assets, net

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets not subject to amortization include a trademark with an indefinite life and acquired IPR&D associated with products that have not yet received regulatory approval.

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology,	Other amortized	Indefinite-lived	Total
	including patents	intangible assets	intangible assets
June 30, 2014
Gross other intangible assets	$2,123	$461	$612	$3,196
Accumulated amortization	(731)	(136)	—	(867)
Other intangible assets, net	$1,392	$325	$612	$2,329

December 31, 2013
Gross other intangible assets	$2,144	$494	$465	$3,103
Accumulated amortization	(665)	(144)	—	(809)
Other intangible assets, net	$1,479	$350	$465	$2,294

The amortization expense for these intangible assets was $47 million and $25 million in the three months ended June 30, 2014 and 2013, respectively, and $90 million and $50 million for the six months ended June 30, 2014 and 2013, respectively. The anticipated annual amortization expense for intangible assets recorded as of June 30, 2014 is $182 million in 2014, $183 million in 2015, $179 million in 2016, $161 million in 2017, $157 million in 2018 and $143 million in 2019.

The increase in indefinite-lived intangible assets in the first six months of 2014 was primarily related to the acquisitions of Chatham Therapeutics and AesRx in the second quarter of 2014.

6. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion pump charges

The company is undertaking a field corrective action with respect to the SIGMA Spectrum Infusion Pump, which is predominantly sold in the United States. The FDA categorized the action as a Class 1 recall during the second quarter of 2014. Remediation is expected to include software-related corrections and in a limited number of cases a replacement pump, with an expected completion date of March 2016. The company recorded a charge of $93 million related primarily to cash costs associated with remediation efforts, which the company believes to be an adequate reserve as of June 30, 2014. However, it is possible that substantial additional cash and non-cash charges may be required in future periods based on new information or changes in estimates.

From 2005 through 2013, the company recorded total charges and adjustments of $888 million related to COLLEAGUE and SYNDEO infusion pumps, including $725 million of cash costs and $163 million principally related to asset impairments. The company had $83 million of the cash reserves remaining as of December 31, 2013. During the first half of 2014, the company utilized $13 million of the cash reserves, with a remaining cash reserve of $70 million as of June 30, 2014. The reserve for COLLEAGUE and SYNDEO remediation activities in the United States has been substantially utilized, with remaining reserves primarily related to remediation activities outside of the United States continuing to be utilized through 2015.

Business optimization charges

From 2009 through 2013 the company recorded total charges of $992 million primarily related to costs associated with optimizing the company’s overall cost structure on a global basis, as the company streamlined its international operations, rationalized its manufacturing facilities, enhanced its general and administrative infrastructure and re-aligned certain research and development activities. The total charges included cash costs of $689 million, principally pertaining to severance and other employee-related costs, and $303 million related to asset impairments. The company had $288 million of the cash reserves remaining as of December 31, 2013. Refer to the 2013 Annual Report for further information about these charges.

In the second quarter of 2014, the company recorded a net benefit of $32 million primarily related to adjustments to previous business optimization reserves that are no longer probable of being utilized. In the first half of 2014, the company recorded total adjustments of $37 million to previous business optimization charges that are no longer probable of being utilized, partially offset by additional charges of $33 million primarily related to severance and employee-related costs, and inclusive of Gambro post-acquisition restructuring activities.

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserves as of December 31, 2013	$288
Charges	32
Reserve adjustments	(35)
Utilization	(70)
Reserves as of June 30, 2014	$215

The reserves are expected to be substantially utilized by the end of 2015. The company believes that these reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

7. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Sold receivables at beginning of period	$109	$120	$114	$157
Proceeds from sales of receivables	117	131	240	255
Cash collections (remitted to the owners of the receivables)	(120)	(123)	(249)	(264)
Effect of currency exchange rate changes	—	1	1	(19)
Sold receivables at end of period	$106	$129	$106	$129

The net losses relating to the sales of receivables were immaterial for each period. Refer to the 2013 Annual Report for further information regarding the company’s securitization agreements.

Credit facilities and commercial paper

As of June 30, 2014, there were no outstanding borrowings under the company’s primary and Euro-denominated revolving credit facilities. As of December 31, 2013, there were no outstanding borrowings under the company’s primary revolving credit facility and approximately $124 million outstanding under the Euro-denominated revolving credit facility. Refer to the 2013 Annual Report for further discussion of the company’s credit facilities.

In July 2014, the company amended its primary and Euro-denominated revolving credit facilities to extend the termination date of the facilities to December 31, 2015. There were no other material changes to the terms of the facilities as a result of the amendments.

During the first six months of 2014, the company issued and redeemed commercial paper, of which $150 million was outstanding as of June 30, 2014 with a weighted-average interest rate of 0.165%. This commercial paper is classified as short-term debt. The company did not have any commercial paper outstanding as of December 31, 2013.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of June 30, 2014, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $450 million (of which $37 million related to Greece).

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

The notional amounts of foreign exchange contracts were $1.6 billion and $2.1 billion as of June 30, 2014 and December 31, 2013, respectively. There were no interest rate contacts designated as cash flow hedges outstanding as of June 30, 2014 and December 31, 2013. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of June 30, 2014 is 18 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $1.7 billion and $1.2 billion as of June 30, 2014 and December 31, 2013, respectively.

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

There were no hedge dedesignations in the first six months of 2014 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur. In the first half of 2013, the company had $1 billion of interest rate contracts designated as cash flow hedges that matured or were terminated, resulting in a net gain of $5 million that was deferred in AOCI. In the second quarter of 2013, the company determined that certain forecasted transactions associated with these contracts were no longer probable of occurring and therefore dedesignated the hedge relationship, which, together with ineffectiveness, resulted in the immediate reclassification of a net gain of $11 million from AOCI to net interest expense. The remaining deferred net loss of $6 million from the matured or terminated interest rate contracts is being amortized to net interest expense against the related accrued interest payments.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first half of 2014 and 2013.

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

The total notional amount of undesignated derivative instruments was $397 million as of June 30, 2014 and $381 million as of December 31, 2013. In the fourth quarter of 2012 and the first quarter of 2013, the company entered into option contracts with a total notional amount of $3.7 billion to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Gambro. These contracts matured in June 2013, and in the second quarter of 2013, the company entered into undesignated forward contracts with a total notional amount of $1.5 billion also to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Gambro. These contracts matured in the third quarter of 2013.

The company recorded losses of $55 million and $72 million in the three and six months ended June 30, 2013, respectively, associated with the Gambro-related option and forward contracts, which more than offset net gains on other undesignated derivative instruments.

Gains and Losses on Derivative Instruments

The following table summarizes the income statement locations and gains and losses on the company’s derivative instruments for the three months ended June 30, 2014 and 2013.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2014	2013		2014	2013
Cash flow hedges
Interest rate contracts	$—	$21	Net interest expense	$—	$11
Foreign exchange contracts	1	1	Net sales	1	(1)
Foreign exchange contracts	5	(17)	Cost of sales	(3)	16

Total	$ 6	$ 5		$ (2)	$26

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2014	2013
Fair value hedges
Interest rate contracts	Net interest expense	$ 17	$(21)
Undesignated derivative instruments
Foreign exchange contracts	Other expense (income), net	$(22)	$(44)

The following table summarizes the income statement locations and gains and losses on the company’s derivative instruments for the six months ended June 30, 2014 and 2013.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2014	2013		2014	2013
Cash flow hedges
Interest rate contracts	$—	$26	Net interest expense	$(1)	$11
Foreign exchange contracts	—	—	Net sales	1	(1)
Foreign exchange contracts	(6)	36	Cost of sales	2	18

Total	$ (6)	$62		$ 2	$28

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2014	2013
Fair value hedges
Interest rate contracts	Net interest expense	$ 31	$(26)
Undesignated derivative instruments
Foreign exchange contracts	Other expense (income), net	$(10)	$(45)

For the company’s fair value hedges, equal and offsetting losses of $17 million and $31 million were recognized in net interest expense in the second quarter and first half of 2014, respectively, and equal and offsetting gains of $21 million and $26 million were recognized in net interest expense in the second quarter and first half of 2013, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the six months ended June 30, 2014 was not material.

As of June 30, 2014, $3 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2014.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$52
Foreign exchange contracts	Prepaid expenses and other	19
Foreign exchange contracts	Other long-term assets	2	Accounts payable and accrued liabilities	4

Total derivative instruments designated as hedges		$73		$4

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$1

Total derivative instruments		$73		$5

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

The following table provides information on the company’s derivative positions as if they were presented on a net basis, allowing for the right of offset by counterparty:

	June 30, 2014		December 31, 2013
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$ 73	$ 5	$ 72	$ 22
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(5)	(5)	(17)	(17)

Total	$ 68	$ —	$ 55	$ 5

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 21	$ —	$21	$ —
Interest rate hedges	52	—	52	—
Available-for-sale securities
Equity securities	100	100	—	—
Foreign government debt securities	18	—	18	—

Total assets	$191	$100	$91	$ —

Liabilities
Foreign currency hedges	$ 5	$ —	$ 5	$ —
Contingent payments related to acquisitions	523	—	—	523

Total liabilities	$528	$ —	$ 5	$523

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 37	$ —	$37	$ —
Interest rate hedges	35	—	35	—
Available-for-sale securities
Equity securities	102	102	—	—
Foreign government debt securities	18	—	18	—

Total assets	$192	$102	$90	$ —

Liabilities
Foreign currency hedges	$ 8	$ —	$ 8	$ —
Interest rate hedges	14	—	14	—
Contingent payments related to acquisitions and investments	340	—	—	340

Total liabilities	$362	$ —	$22	$340

As of June 30, 2014, cash and equivalents of $1.9 billion included money market funds of approximately $25 million, which would be considered Level 2 in the fair value hierarchy.

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

Contingent payments related to acquisitions consist of development and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development and commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. As of June 30, 2014, management’s expected weighted-average probability of payment for development and commercial milestone payments decreased to approximately 27% largely due to the contingent payments related to the acquisitions completed in the quarter. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated.

At June 30, 2014, the company held available-for-sale equity securities that had an amortized cost basis and fair value of $118 million and $100 million, respectively. The company had net unrealized losses of $18 million, comprised of unrealized losses of $47 million, which the company believes to be temporary in nature, and unrealized gains of $29 million. At December 31, 2013, the amortized cost basis and fair value of the available-for-sale equity securities was $111 million and $102 million, respectively. The company had net unrealized losses of $9 million, comprised of unrealized losses of $31 million, which the company believes to be temporary in nature, and unrealized gains of $22 million.

Unrealized losses on equity securities of $45 million and $30 million as of June 30, 2014 and December 31, 2013, respectively, relate to Baxter’s holdings in the common stock of Onconova Therapeutics, Inc. (Onconova). The amortized cost basis was $59 million and $60 million as of June 30, 2014 and December 31, 2013, respectively. Onconova common stock has been in a loss position for less than 12 months and Baxter believes the losses are temporary in nature due to future development opportunities for Onconova’s most advanced product candidate, rigosertib, in addition to its other candidates in clinical trials and pre-clinical stages.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consists of contingent payments related to acquisitions.

(in millions)	Contingent payments
Fair value as of December 31, 2013	$340
Additions	142
Net losses recognized in earnings	43
CTA	(2)
Fair value as of June 30, 2014	$523

The company’s additions in 2014 relate to the contingent payment liabilities of $77 million associated with the acquisition of Chatham Therapeutics and $65 million associated with the acquisition of AesRx. The net loss recognized in earnings primarily relates to an increase in the estimated fair value of contingent payment liabilities for certain milestones associated with the 2013 acquisition of the investigational hemophilia compound OBI-1 and related assets from Inspiration BioPharmaceuticals and Ipsen Pharma S.A.S. The loss was reported in other expense (income), net. The contingent liabilities were increased based on updated information indicating that the probability of achieving certain sales levels, and the resulting sales-based payments, was higher than previously expected.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized on the condensed consolidated balance sheets and the approximate fair values as of June 30, 2014 and December 31, 2013.

	Book values		Approximate fair values
(in millions)	2014	2013	2014	2013
Assets
Long-term insurance receivables	$2	$2	$2	$2
Investments	63	53	64	53

Liabilities
Short-term debt	186	181	186	181
Current maturities of long-term debt and lease obligations	1,125	859	1,143	862
Long-term debt and lease obligations	7,528	8,126	7,869	8,298
Long-term litigation liabilities	55	72	54	70

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of June 30, 2014 and December 31, 2013.

		Basis of fair value measurement
(in millions)	Fair value as of June 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Long-term insurance receivables	$ 2	$—	$ —	$ 2
Investments	64	—	19	45

Total assets	$ 66	$—	$ 19	$47

Liabilities
Short-term debt	$ 186	$—	$ 186	$—
Current maturities of long-term debt and lease obligations	1,143	—	1,143	—
Long-term debt and lease obligations	7,869	—	7,869	—
Long-term litigation liabilities	54	—	—	54

Total liabilities	$9,252	$—	$9,198	$54

		Basis of fair value measurement
(in millions)	Fair value as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Long-term insurance receivables	$ 2	$—	$ —	$ 2
Investments	53	—	17	36

Total assets	$ 55	$—	$ 17	$38

Liabilities
Short-term debt	$ 181	$—	$ 181	$—
Current maturities of long-term debt and lease obligations	862	—	862	—
Long-term debt and lease obligations	8,298	—	8,298	—
Long-term litigation liabilities	70	—	—	70

Total liabilities	$9,411	$—	$9,341	$70

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

In the first quarter of 2014, the company recognized a $44 million gain related to the sale of certain equity method investments in other expense (income), net.

8. SHAREHOLDERS’ EQUITY

Stock-based compensation

Stock compensation expense totaled $41 million and $40 million for the three months ended June 30, 2014 and 2013, respectively, and $72 million for both six month periods ended June 30, 2014 and 2013. Over 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and research and development expenses.

In March 2014, the company awarded its annual stock compensation grants, which consisted of 6.5 million stock options, 854,000 RSUs and 335,000 PSUs. In June 2014, the company awarded 283,000 RSUs in connection with the planned separation of Baxter’s biopharmaceutical and medical products businesses.

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

The total intrinsic value of stock options exercised was $34 million and $46 million during the second quarters of 2014 and 2013, respectively, and $79 million and $107 million during the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the unrecognized compensation cost related to all unvested stock options of $95 million is expected to be recognized as expense over a weighted-average period of 1.9 years.

Restricted Stock Units

The fair value of RSUs is determined based on the quoted price of the company’s common stock on the date of the grant. As of June 30, 2014, the unrecognized compensation cost related to all unvested RSUs of $110 million is expected to be recognized as expense over a weighted-average period of 1.9 years.

Performance Share Units

As part of an overall periodic evaluation of the company’s stock compensation programs, the company changed the vesting condition for 50% of the PSUs granted to senior management beginning with its 2013 annual equity awards. The vesting condition for these PSUs is based on return on invested capital, with annual performance targets set at the beginning of the year for each tranche of the award during the three-year service period. The holder of these PSUs is entitled to receive a number of shares of common stock equal to a percentage, ranging from 0% to 200%, of the PSU granted, depending on the actual results compared to the annual performance targets.

Compensation cost for these PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each tranche of the award are established. The fair value of the awards is determined based on the quoted price of the company’s stock on the grant date for each tranche of the award. The compensation cost for these PSUs is adjusted at each reporting date to reflect the estimated probability of achieving the vesting condition. The probability of achieving the vesting conditions has not materially changed during the second quarter of 2014.

The fair value of the remaining PSUs is determined using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award. The assumptions used in estimating the fair value of these PSUs granted during the period, along with the grant-date fair values, were as follows.

	Six months ended June 30,
	2014	2013
Baxter volatility	20%	21%
Peer group volatility	13% – 58%	13% – 38%
Correlation of returns	0.23 – 0.66	0.37 – 0.62
Risk-free interest rate	0.7%	0.3%
Fair value per PSU	$57	$67

As of June 30, 2014, the unrecognized compensation cost related to all granted unvested PSUs of $22 million is expected to be recognized as expense over a weighted-average period of 1.4 years.

Stock repurchases

As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. During the three- and six-month periods ended June 30, 2014, the company repurchased 2.7 million shares and 6.4 million shares for $200 million and $450 million, respectively, under the board of directors’ July 2012 $2.0 billion share repurchase authorization. As of June 30, 2014, $571 million remained available under the July 2012 authorization.

9. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Pension benefits
Service cost	$33	$33	$ 66	$ 67
Interest cost	60	51	120	102
Expected return on plan assets	(68)	(63)	(134)	(127)
Amortization of net losses and other deferred amounts	36	61	72	123
Net periodic pension benefit cost	$61	$82	$124	$165

OPEB
Service cost	$ 2	$ 3	$ 3	$ 5
Interest cost	7	6	14	13
Amortization of net loss and prior service credit	—	2	—	4
Net periodic OPEB cost	$ 9	$11	$ 17	$ 22

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, currency translation adjustments (CTA), pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. The following is a net-of-tax summary of the changes in AOCI by component for the six months ended June 30, 2014 and 2013.

(in millions)	Currency translation adjustments	Pension and other employee benefits	Hedging activities	Other	Total
Gains (losses)

Balance as of December 31, 2013	$ (991)	$(1,027)	$10	$32	$(1,976)
Other comprehensive income before reclassifications	(207)	2	(5)	(7)	(217)
Amounts reclassified from AOCI (a)	—	49	(1)	—	48

Net other comprehensive (loss) income	(207)	51	(6)	(7)	(169)

Balance as of June 30, 2014	$(1,198)	$ (976)	$ 4	$25	$(2,145)

(in millions)	Currency translation adjustments	Pension and other employee benefits	Hedging activities	Other	Total
Gains (losses)

Balance as of December 31, 2012	$(1,227)	$(1,619)	$ (5)	$41	$(2,810)
Other comprehensive income before reclassifications	(54)	(6)	41	(1)	(20)
Amounts reclassified from AOCI (a)	—	83	(18)	—	65

Net other comprehensive (loss) income	(54)	77	23	(1)	45

Balance as of June 30, 2013	$(1,281)	$(1,542)	$18	$40	$(2,765)

(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three and six months ended June 30, 2014 and 2013.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2014		Six months ended June 30, 2014		Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other	$(36	)(b)	$(72	)(b)

	(36)		(72)		Total before tax
	13		23		Tax benefit

	$(23)		$(49)		Net of tax

Gains (losses) on hedging activities
Interest rate contracts	$ —		$ (1)		Net interest expense
Foreign exchange contracts	1		1		Net sales
Foreign exchange contracts	(3)		2		Cost of sales

	(2)		2		Total before tax
	1		(1)		Tax expense

	$ (1)		$ 1		Net of tax

Total reclassification for the period	$(24)		$(48)		Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2013		Six months ended June 30, 2013		Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other	$(63	)(b)	$(127	)(b)

	(63)		(127)		Total before tax
	22		44		Tax benefit

	$(41)		$ (83)		Net of tax

Gains (losses) on hedging activities
Interest rate contracts	$ 11		$ 11		Net interest expense
Foreign exchange contracts	(1)		(1)		Net sales
Foreign exchange contracts	16		18		Cost of sales

	26		28		Total before tax
	(9)		(10)		Tax expense

	$ 17		$ 18		Net of tax

Total reclassification for the period	$(24)		$ (65)		Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 9.

Refer to Note 9 for additional information regarding the amortization of pension and other employee benefits items and Note 7 for additional information regarding hedging activity.

11. INCOME TAXES

Effective tax rate

The company’s effective income tax rate was 21.3% and 20.6% in the three months ended June 30, 2014 and 2013, respectively, and 21.5% and 20.5% in the six months ended June 30, 2014 and 2013, respectively. The company’s effective income tax rate differs from the United States federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the United States federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate increased during the three and six months ended June 30, 2014 compared to the prior periods primarily as a result of certain discrete factors that favorably impacted the effective tax rate in the three and six months ended June 30, 2013. These 2013 items included realization of state tax credits and a net reduction in miscellaneous tax contingent matters.

12. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2014, the company’s total recorded reserves with respect to legal matters were $77 million and the total related receivables were $6 million.

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

General litigation

Baxter is a defendant in a number of suits alleging that certain of the company’s current and former executive officers and its board of directors failed to adequately oversee the operations of the company and issued materially false and misleading statements regarding the company’s plasma-based therapies business, the company’s remediation of its COLLEAGUE infusion pumps, its heparin product, and other quality issues. Plaintiffs allege these actions damaged the company and its shareholders by resulting in a decline in stock price in the second quarter of 2010, payment of excess compensation to the board of directors and certain of the company’s current and former executive officers, and other damage to the company. In January 2014, an independent special litigation committee was established by the company’s board of directors to determine whether it is in the best interests of the company and its shareholders to pursue or otherwise resolve the claims raised in and arising from this matter. The company and the plaintiffs in the consolidated derivative suit filed in the U.S.D.C. for the Northern District of Illinois have entered into a revised memorandum of understanding outlining the terms of a settlement of that suit, including the establishment of a Regulatory Council for the Medical Products business, $12 million to be spent on quality and regulatory compliance initiatives over the next three years, and the payment of legal fees (which have been reserved). The settlement remains subject to the approval of the special litigation committee of the board of directors and the court. Two other derivative actions were previously filed in state courts, one in Lake County, Illinois and one in the Delaware Chancery Court, and both matters have been stayed pending the resolution of the federal action. In addition, a consolidated alleged class action is pending in the U.S.D.C. for the Northern District of Illinois against the company and certain of its current executive officers seeking to recover the lost value of investors’ stock and the parties are currently proceeding with discovery. In April 2013, the company filed its opposition to the plaintiff’s motion to certify a class action.

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

Other

In May 2014, the company received a formal demand for information from the United States Attorney for the Western District of Pennsylvania for information related to alleged “off-label” sales of its pulmonary treatments. The company is fully cooperating with this request.

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

The Medical Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, Baxter has a comprehensive portfolio of renal therapies to meet the needs of patients across the treatment continuum. The portfolio includes innovative technologies and therapies for peritoneal dialysis, in-center hemodialysis, home hemodialysis, CRRT and additional dialysis services. The financial information for the three and six months ended June 30, 2014 includes the results of Gambro. As the acquisition was completed on September 6, 2013, the financial information for the three and six months ended June 30, 2013 does not include the results of Gambro.

The company uses more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the company’s condensed consolidated financial statements and, accordingly, are reported on the same basis in this report. The company evaluates the performance of its segments and allocates resources to them primarily based on pre-tax income along with cash flows and overall economic returns. Intersegment sales are eliminated in consolidation.

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, certain foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, certain non-strategic investments and related income and expense, certain employee benefit plan costs, certain nonrecurring gains and losses and other certain other charges (such as business optimization and asset impairment). With respect to depreciation and amortization and expenditures for long-lived assets, the difference between the segment totals and the consolidated totals principally relate to assets maintained at Corporate.

Financial information for the company’s segments is as follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Net sales
BioScience	$1,751	$1,638	$3,359	$3,168
Medical Products	2,513	2,031	4,856	3,949
Total net sales	$4,264	$3,669	$8,215	$7,117

Pre-tax income
BioScience	$ 580	$ 646	$1,177	$1,236
Medical Products	258	373	551	695
Total pre-tax income from segments	$ 838	$1,019	$1,728	$1,931

The following is a reconciliation of segment pre-tax income to income before income taxes per the condensed consolidated statements of income.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Total pre-tax income from segments	$838	$1,019	$1,728	$1,931
Unallocated amounts
Stock compensation	(41)	(40)	(72)	(72)
Net interest expense	(42)	(17)	(85)	(42)
Business optimization items	32	2	4	2
Certain foreign currency fluctuations and hedging activities	10	25	26	42
Other Corporate items	(136)	(246)	(231)	(425)
Income before income taxes	$661	$ 743	$1,370	$1,436

14. SUBSEQUENT EVENTS

On July 29, 2014, the company entered into an agreement to sell the assets and liabilities associated with its vaccines for meningitis C and tick-borne encephalitis. As of June 30, 2014, the carrying amount of net assets to be disposed of was approximately $140 million, which primarily includes inventory and property, plant and equipment, net. The sale is expected to be completed in the second half of 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and six months ended June 30, 2014.

RESULTS OF OPERATIONS

Baxter’s net income for the three and six months ended June 30, 2014 totaled $520 million, or $0.95 per diluted share, and $1.1 billion, or $1.96 per diluted share, compared to $590 million, or $1.07 per diluted share, and $1.1 billion, or $2.07 per diluted share, for the three and six months ended June 30, 2013. Net income for the three and six months ended June 30, 2014 included special items which reduced income before income taxes by $224 million and $344 million, respectively, and net income by $172 million and $268 million, or $0.31 and $0.49 per diluted share, respectively, as further discussed below. Net income for the three and six months ended June 30, 2013 included special items which reduced income before income taxes by $101 million and $171 million, respectively and net income by $69 million and $118 million, or $0.13 and $0.22 per diluted share, respectively, as further discussed below.

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of operations for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Gross Margin
Intangible asset amortization expense	$ (47)	$(25)	$ (90)	$(50)
Business optimization items	14	20	2	20
Product-related items	(89)	—	(89)	—
Gambro acquisition and integration items	—	—	—	(1)
Total Special Items	$(122)	$ (5)	$(177)	$(31)

Impact on Gross Margin Ratio	(2.9 pts )	(0.1 pts )	(2.2 pts )	(0.4 pts )

Marketing and Administrative Expenses
Gambro acquisition and integration items	$ 27	$ 23	$ 44	$ 40
Reserve items and adjustments	—	—	(10)	—
Separation-related costs	22	—	22	—
Business optimization items	(16)	—	(6)	—
Product-related items	4	—	4	—

Total Special Items	$ 37	$ 23	$ 54	$ 40

Impact on Marketing and Administrative Expense Ratio	0.9 pts	0.6 pts	0.7 pts	0.6 pts

Research and Development Expenses
Business optimization items	$ (2)	$ 18	$ 4	$ 18
Business development items	35	—	60	—

Total Special Items	$ 33	$ 18	$ 64	$ 18

Other Expense (Income), Net
Reserve items and adjustments	$ 30	$ —	$ 30	$ —
Gambro acquisition and integration items	2	55	19	82

Total Special Items	$ 32	$ 55	$ 49	$ 82

Income Tax Expense
Impact of special items	$ (52)	$(32)	$ (76)	$(53)

Total Special Items	$ (52)	$(32)	$ (76)	$(53)

Impact on Effective Tax Rate	(0.5 pts )	(1.4 pts )	(0.1 pts )	(1.1 pts )

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

Business optimization initiatives in the second quarter and first half of 2014 resulted in a net benefit of $32 million and $4 million, respectively, primarily related to adjustments to a previous business optimization reserve that is no longer probable of being utilized and partially offset by additional charges. Business optimization initiatives in the second quarter and first half of 2013 included a benefit of $20 million related to an adjustment to a previous business optimization reserve that is no longer probable of being utilized, which was partially offset by additional business optimization charges of $18 million. Refer to Note 6 for additional information regarding the company’s business optimization initiatives.

Cost of sales and marketing and administrative expenses in the second quarter and first half of 2014 included total charges of $93 million principally related to product remediation efforts for the SIGMA Spectrum Infusion Pump.

Marketing and administrative expenses and other expense (income), net in the second quarter and first half of 2014 included total charges of $29 million and $63 million, respectively, principally related to the acquisition and integration of Gambro AB (Gambro), including a loss on the divestiture of Baxter’s legacy Continuous Renal Replacement Therapy (CRRT) business. Cost of sales, marketing and administrative expenses and other expense (income) in 2013 in the second quarter and first half of 2013 included total charges of $78 million and $123 million, respectively, primarily related to pre-acquisition costs for the planned acquisition of Gambro and losses on derivative instruments entered into in December 2012 and the first six months of 2013 to hedge anticipated foreign currency cash outflows associated with the Gambro acquisition.

Marketing and administrative expenses in the second quarter and first half of 2014 also included separation-related costs of $22 million for the planned separation of Baxter’s biopharmaceutical and medical products businesses.

R&D expenses in the second quarter and first half of 2014 included total charges of $35 million and $60 million, respectively, related to certain milestone payments associated with the company’s collaboration arrangements. Refer to Note 4 for additional information.

Other expense (income), net and marketing and administrative expenses in the second quarter and first half of 2014 included a net loss of $30 million and $20 million, respectively, primarily related to an increase in the estimated fair value of acquisition-related contingent payment liabilities, partially offset by third-party recoveries and reversals of prior litigation reserves.

NET SALES

	Three months ended				Six months ended
	June 30,		Percent change		June 30,		Percent change
(in millions)	2014	2013	At actual currency rates	At constant currency rates	2014	2013	At actual currency rates	At constant currency rates
BioScience	$1,751	$1,638	7%	6%	$3,359	$3,168	6%	6%
Medical Products	2,513	2,031	24%	24%	4,856	3,949	23%	24%

Total net sales	$4,264	$3,669	16%	16%	$8,215	$7,117	15%	16%

	Three months ended				Six months ended
	June 30,		Percent change		June 30,		Percent change
(in millions)	2014	2013	At actual currency rates	At constant currency rates	2014	2013	At actual currency rates	At constant currency rates
International	$2,532	$2,123	19%	19%	$4,823	$4,089	18%	19%
United States	1,732	1,546	12%	12%	3,392	3,028	12%	12%

Total net sales	$4,264	$3,669	16%	16%	$8,215	$7,117	15%	16%

Net sales included $408 million in Gambro sales, which favorably impacted total sales growth by 11 percentage points at actual currency rates and on a constant currency basis during the three months ended June 30, 2014. Net sales included $808 million in Gambro sales, which favorably impacted total sales growth by 11 percentage points at actual currency rates and on a constant currency basis during the six months ended June 30, 2014

Foreign currency had no significant impact on net sales during the three months ended June 30, 2014 and had an unfavorable impact of one percentage point during the six months ended June 30, 2014 primarily due to the strengthening of the U.S. Dollar relative to the Japanese Yen, Australian Dollar and certain other currencies partially offset by the weakening of the U.S. Dollar relative to the Euro.

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

Franchise Net Sales Reporting

BioScience

The BioScience segment includes four commercial franchises: Hemophilia, BioTherapeutics, BioSurgery and Vaccines.

•	Hemophilia includes sales of recombinant factor VIII products and plasma-derived hemophilia products (primarily plasma-derived factor IX, factor VIII and inhibitor therapies).

•	BioTherapeutics includes sales of the company’s antibody-replacement immunoglobulin therapies and other plasma-based therapies, such as albumin and alpha-1 antitrypsin products.

•	BioSurgery consists of biological products and medical devices used in surgical procedures for hemostasis, tissue sealing, adhesion prevention and hard tissue repair, as well as soft tissue repair and microsurgery products.

•	Vaccines consists primarily of vaccines for meningitis C and tick-borne encephalitis, as well as ongoing collaborations for the development of seasonal and pandemic influenza vaccines.

The following is a summary of net sales by franchise in the BioScience segment.

	Three months ended				Six months ended
	June 30,		Percent change		June 30,		Percent change
(in millions)	2014	2013	At actual currency rates	At constant currency rates	2014	2013	At actual currency rates	At constant currency rates
Hemophilia	$ 904	$ 849	6%	6%	$1,731	$1,614	7%	7%
BioTherapeutics	548	513	7%	6%	1,050	1,022	3%	2%
BioSurgery	189	178	6%	5%	365	350	4%	4%
Vaccines	110	98	12%	6%	213	182	17%	15%

Total BioScience net sales	$1,751	$1,638	7%	6%	$3,359	$3,168	6%	6%

Net sales in the BioScience segment increased 7% and 6% during the second quarter and first half of 2014, respectively (with a favorable foreign currency impact of one percentage point in the second quarter of 2014 and no significant impact in the first half of 2014). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•	In the Hemophilia franchise, sales growth of 6 percentage points in both periods was driven by strong demand globally for the company’s recombinant therapies. While the company expects a competitor launch of an extended half-life recombinant FVIII therapy in the third quarter of 2014, the company anticipates driving continued growth over the long-term in the hemophilia franchise. Growth is expected to be driven by strong underlying global demand, further penetration in markets outside the U.S., new multi-year tenders, and an array of new product launches including RIXUBIS, the FEIBA prophylaxis indication, OBI-1 for acquired hemophilia and BAX 855, the company’s own investigational extended half-life factor VIII treatment for hemophilia A. The dosing for all patients in the BAX 855 phase III clinical trial was recently completed and data is expected in the third quarter of 2014 which, if positive, would support a U.S. regulatory filing in the fourth quarter of 2014.

•	In the BioTherapeutics franchise, sales growth in both periods was driven by strong demand in the U.S. for plasma-based therapeutics including GAMMAGARD LIQUID [Immune Globulin Intravenous (Human)] as well as the company’s albumin products. The company’s albumin products contributed approximately 3 percentage points to sales growth in the second quarter of 2014.

•	In the BioSurgery franchise, sales growth in both periods was driven primarily by international demand for the company’s surgical sealants TISSEEL and FLOSEAL.

•	In the Vaccines franchise, sales growth in the second quarter of 2014 was primarily driven by higher international sales of FSME-IMMUN (a tick-borne encephalitis vaccine), which contributed approximately 26 percentage points towards sales growth, and was partially offset by an unfavorable impact of 18 percentage points as a result of the receipt of milestone payments from ongoing collaborations during the prior-year period. Sales growth during the first half of 2014 was primarily driven by higher international sales of FSME-IMMUN and the favorable impact of the timing on the receipt of milestone payments from ongoing collaborations during the first quarter of 2014. Refer to Note 14 for additional information regarding the planned divestiture of the assets and liabilities associated with the company’s vaccines for meningitis C and tick-born encephalitis.

Medical Products

The Medical Products segment includes four commercial franchises: Fluid Systems, Renal, Specialty Pharmaceuticals, and BioPharma Solutions.

•	Fluid Systems principally includes intravenous (IV) solutions therapies, infusion pumps, administration sets and premixed and oncology drugs platforms.

•	Renal consists of peritoneal dialysis (PD) and hemodialysis (HD) therapies. The second quarter and first half of 2014 include results for Gambro.

•	Specialty Pharmaceuticals principally includes nutrition and anesthesia products.

•	BioPharma Solutions principally includes sales from the pharmaceutical partnering business and pharmacy compounding services.

The following is a summary of net sales by franchise in the Medical Products segment.

	Three months ended						Six months ended
	June 30,		Percent change				June 30,		Percent change
(in millions)	2014	2013	At actual currency rates		At constant currency rates		2014	2013	At actual currency rates		At constant currency rates
Fluid Systems	$816	$755	8%		8%		$1,573	$1,495	5%		6%
Renal	1,044	654	60%		61%		2,035	1,244	64%		66%
Specialty Pharmaceuticals	404	366	10%		9%		771	729	6%		6%
BioPharma Solutions	249	256	(3%	)	(4%	)	477	481	(1%	)	0%

Total Medical Products net sales	$2,513	$2,031	24%		24%		$4,856	$3,949	23%		24%

Net sales in the Medical Products segment increased 24% and 23% during the second quarter and first half of 2014, respectively (with no significant foreign currency impact in the second quarter of 2014 and an unfavorable foreign currency impact of one percentage point in the first half of 2014). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•	In the Fluid Systems franchise, sales growth in both periods was driven primarily by increased sales of cyclophosphamide (a generic oncology drug) due to improved pricing in the U.S., which contributed approximately 5 percentage points for both the second quarter and first half of 2014. The company anticipates that one or more generic competitors to the company’s injectable drug cyclophosphamide may be introduced in the U.S. market during 2014, which may substantially impact pricing and demand for the company’s product. Annual sales in the U.S. for cyclophosphamide are approximately $400 million.

•

In the Renal franchise, Gambro revenues totaled $408 million and $808 million for the second quarter and first half of 2014, respectively. Excluding the impact of Gambro, sales decreased 3% at actual currency rates and 1% on a constant currency basis for the second quarter of 2014. Excluding the impact of Gambro, sales decreased 1% at actual currency rates and increased 1% on a constant currency basis for the first half of 2014. The sales decline for the second quarter of 2014 was driven primarily by lower PD sales in international markets, lower sales of HD products and the impact from the divestiture of Baxter’s legacy CRRT business. Sales growth in the first half of

2014 was driven by the favorable impact of rising PD patients in the U.S. and emerging markets, which contributed approximately 4 percentage points to sales growth, partially offset by the lower HD sales and the CRRT business divestiture.

•	In the Specialty Pharmaceuticals franchise, sales growth in both periods was favorably impacted by strong, global sales of anesthetics and nutrition products.

•	In the BioPharma Solutions franchise, the sales decline for the second quarter of 2014 was driven primarily by the timing of shipments and lower third party demand, which was partially offset by higher pharmacy compounding revenues. Sales remained flat for the first half of 2014 due to the offsetting impact of the above factors.

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended				Six months ended
	June 30,				June 30,
(as a percentage of net sales)	2014	2013	Change		2014	2013	Change
Gross margin	47.9%	52.8%	(4.9 pts	)	48.7%	51.9%	(3.2 pts	)
Marketing and administrative expenses	23.4%	22.8%	0.6 pts		23.3%	22.9%	0.4 pts

Gross Margin

The special items identified above had an unfavorable impact of approximately 2.9 and 2.2 percentage points on the gross margin percentage in the second quarter and first half of 2014, respectively. The unfavorable impact was 0.1 and 0.4 percentage points in the second quarter and first half of 2013, respectively. Refer to the Special Items caption above for additional detail.

In addition to the impact of the special items, the gross margin percentage was unfavorably impacted by foreign currency as well as 1.5 and 1.2 percentage points in the second quarter and first half of 2014 as a result of the integration of the lower margin Gambro business. The unfavorable impacts from these factors in both periods were partially offset by improved product mix, price improvements related to cyclophosphamide and lower pension expense.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of approximately 0.9 and 0.7 percentage points on the marketing and administrative expenses ratio in the second quarter and first half of 2014, respectively. The unfavorable impact was 0.6 percentage points in both the second quarter and first half of 2013. Refer to the Special Items caption above for additional detail.

In addition to the unfavorable impact of the special items, the marketing and administrative expenses ratio in both periods increased primarily as a result of the impact of Gambro’s operations. Partially offsetting the unfavorable impacts in both periods were savings from the company’s business optimization initiatives, lower pension expense and the company’s continued focus on controlling discretionary spending.

RESEARCH AND DEVELOPMENT

	Three months ended			Six months ended
	June 30,		Percent change	June 30,		Percent change
(in millions)	2014	2013		2014	2013
Research and development expenses	$325	$273	19%	$638	$519	23%
As a percentage of net sales	7.6%	7.4%		7.8%	7.3%

R&D expenses increased 19% and 23% in the second quarter and first half of 2014, respectively. In addition to the special items identified above, R&D expenses in both periods increased due to contributions from the acquisition of Gambro and Baxter’s investments to advance certain programs across the R&D pipeline. Refer to the 2013 Annual Report for a discussion of the company’s R&D pipeline.

BUSINESS OPTIMIZATION ITEMS

The company has implemented certain business optimization initiatives in an effort to streamline its international operations, rationalize its manufacturing facilities, enhance its general and administrative infrastructure and re-align certain R&D activities. The company estimates that business optimization activities from 2011 through 2013 have resulted in total annualized savings of approximately $0.23 per diluted share as of June 30, 2014. The company expects an additional annualized savings of approximately $0.17 per diluted share when the programs are fully implemented in 2015. The savings from these actions will impact cost of sales, marketing and administrative expenses and R&D expenses, and benefit both the BioScience and Medical Products segments. Refer to Note 6 for additional information regarding the company’s business optimization initiatives.

In the first half of 2014, the company recorded charges of $33 million as well as adjustments of $37 million to previous business optimization reserves that are no longer probable. The company expects annualized savings of approximately $0.04 per diluted share when these programs are fully implemented in 2015.

NET INTEREST EXPENSE

Net interest expense was $42 million and $85 million in the second quarter and first half of 2014, respectively, and $17 million and $42 million in the second quarter and first half of 2013, respectively. The increase in both periods was principally driven by an increase in debt from the issuance of $3.5 billion of senior notes in June 2013, which was partially offset by the company’s interest rate swap hedging activities.

OTHER EXPENSE (INCOME), NET

Other expense (income), net was $15 million of expense and $9 million of income in the second quarter and first half of 2014, respectively, and $68 million and $65 million of expense in the second quarter and first half of 2013, respectively.

In the second quarter of 2014, other expense (income), net included a $44 million loss related to an increase in the estimated fair value of contingent payment liabilities for certain milestones associated with the prior acquisition of OBI-1 and related assets, partially offset by a $14 million gain on a third-party recovery of previous litigation reserves. The first half of 2014 also included a $44 million gain related to the sale of certain equity method investments.

In the second quarter and first half of 2013, other expense (income), net included currency-related charges of $55 million and $72 million, respectively related to derivative instruments entered into by the company in December 2012 and the first six months of 2013 to hedge the anticipated foreign currency cash outflows for the planned acquisition of Gambro.

Also included in other expense (income), net were other amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency.

PRE-TAX INCOME

Refer to Note 13 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience

Pre-tax income decreased 10% and 5% in the second quarter and first half of 2014, respectively. Pre-tax income in both periods was impacted by R&D charges of $35 million and $60 million, respectively related to certain milestone payments associated with the company’s collaboration arrangements. Additionally, a net loss of $44 million was recorded in the second quarter of 2014 due to an increase in the estimated fair value of contingent payment liabilities for certain milestones associated with the prior acquisition of OBI-1 and related assets.

Excluding the impact of the above items, pre-tax income increased 2% and 4% in the second quarter and first half of 2014, respectively. Pre-tax income during both periods increased primarily due to sales growth of higher margin products while the first half of 2014 was positively impacted by the timing on the receipt of milestone payments. The increase in both periods was partially offset by increased spending on marketing and promotional programs.

Medical Products

Pre-tax income decreased 31% and 21% in the second quarter and first half of 2014, respectively. Pre-tax income in both periods was impacted by Gambro acquisition and integration costs of $29 million and $63 million, respectively. Additionally, total charges of $93 million were recorded in the second quarter of 2014 principally related to product remediation efforts for the SIGMA Spectrum Infusion Pump.

Excluding the impact of the above items, pre-tax income increased 2% in both the second quarter and first half of 2014. Pre-tax income during both periods increased due to the performance in the Fluid Systems and Specialty Pharmaceuticals franchises, which was partially offset by an unfavorable foreign currency impact.

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

INCOME TAXES

The company’s effective income tax rate was 21.3% and 20.6% in the three months ended June 30, 2014 and 2013, respectively, and 21.5% and 20.5% in the six months ended June 30, 2014 and 2013, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate increased during the three and six months ended June 30, 2014 compared to the prior periods primarily as a result of certain discrete factors that favorably impacted the effective tax rate in the three and six months ended June 30, 2013. These 2013 items included realization of state tax credits and a net reduction in miscellaneous tax contingent matters.

The company anticipates that the effective tax rate for the full-year 2014 will be approximately 21.5%, excluding the impact of audit developments and other special items.

INCOME AND EARNINGS PER DILUTED SHARE

Net income was $520 million and $590 million for the three months ended June 30, 2014 and 2013, respectively, and $1.1 billion for the six months ended June 30, 2014 and 2013. Net income per diluted share was $0.95 and $1.07 for the three months ended June 30, 2014 and 2013, respectively, and $1.96 and $2.07 for the six months ended June 30, 2014 and 2013, respectively. The significant factors and events contributing to the changes are discussed above. Additionally, net income per diluted share was positively impacted by the company’s stock repurchase program, including the repurchase of 2.7 million and 6.4 million shares during the three months and six months ended June 30, 2014, respectively. Refer to Note 8 for further information regarding the company’s stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash flows from operations

Cash flows from operations increased during the first half of 2014 as compared to the prior year period, totaling $1.2 billion in 2014 and $1.1 billion in 2013. The change in cash flows from operations was impacted by the factors discussed below, offset by the unfavorable impact of lower earnings (before non-cash items and adjustments).

Accounts Receivable

Cash inflows relating to accounts receivable decreased during the first half of 2014 as compared to the prior year period. Days sales outstanding increased to 56.7 days as of June 30, 2014 from 53.5 days as of June 30, 2013, which included an unfavorable impact of 3.6 days from the acquisition of Gambro. Excluding the impact of Gambro, days sales outstanding decreased to 53.1 days as of June 30, 2014, reflecting improved collections in both the U.S. and certain international markets.

Inventories

Cash outflows relating to inventories increased in 2014 as compared to the prior year. The following is a summary of inventories as of June 30, 2014 and December 31, 2013, as well as annualized inventory turns for the second quarters of 2014 and 2013, by segment.

			Annualized inventory
	Inventories		turns for the three
	June 30,	December 31,	months ended June 30,
(in millions, except inventory turn data)	2014	2013	2014	2013
BioScience	$2,289	$2,078	1.17	1.24
Medical Products	1,547	1,421	3.79	3.77

Total company	$3,836	$3,499	2.23	2.16

The increase in inventories in 2014 was principally due to higher levels of plasma protein-related inventories in the BioScience segment to meet growing demand, as well as higher inventory levels for the Renal franchise in the Medical Products segment. Inventory turns increased principally due to higher cost of sales from the SIGMA Spectrum Infusion Pump charge as well as the favorable impact of foreign currency.

Other

Cash outflows related to accounts payable and accrued liabilities were $222 million in the first half of 2014 compared to $171 million in the first half of 2013. The increase was primarily driven by the timing of tax payments as well as higher litigation-related payments in the first half of 2014. Payments related to the execution of the COLLEAGUE infusion pump recall and the company’s business optimization initiatives increased from $52 million in the first half of 2013 to $83 million in the first half of 2014. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump recall and the business optimization initiatives.

Cash flows from investing activities

Capital Expenditures

Capital expenditures increased by $205 million in the first half of 2014, from $639 million in 2013 to $844 million in 2014. The company’s investments in capital expenditures in 2014 were primarily driven by additional investments in support of capacity expansions in the BioScience segment. The company also invested in projects that enhance the company’s cost structure and manufacturing capabilities, support the company’s strategy of geographic expansion with select investments in growing markets and support an ongoing strategic focus on R&D with the expansion of facilities, pilot manufacturing sites and laboratories.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $176 million in the first half of 2014 principally related to the acquisitions of Chatham Therapeutics and AesRx, milestone payments associated with the company’s collaboration arrangement with Coherus, and other business development activities.

Cash outflows in the first half of 2013 principally related to a cash outflow of $51 million for the first quarter acquisition of the investigational hemophilia compound OBI-1 and related net assets from Inspiration BioPharmaceuticals and Ipsen Pharma S.A.S.

Other

Cash inflows from other investing activities included $70 million from the sale of certain investments in the first half of 2014 as well as $32 million of net proceeds from the divestiture of Baxter’s legacy CRRT business.

Cash inflows from other investing activities included the sale of certain assets in the first half of 2013.

Cash flows from financing activities

Debt Issuances, Net of Payments of Obligations

Net cash outflows related to debt and other financing obligations totaled $342 million in the first half of 2014 primarily related to the repayment of the company’s $350 million of 4.0% senior unsecured notes that matured in March 2014 as well as other short-term obligations, offset by the issuance of $150 million of commercial paper in June 2014.

Other Financing Activities

Cash dividend payments totaled $531 million and $490 million in the first half of 2014 and 2013, respectively. The increase in cash dividend payments was primarily due to an increase in the quarterly dividend rate of approximately 9% to $0.49 per share, as announced in May 2013. In May 2014, the board of directors declared a quarterly dividend of $0.52 per share, which was paid on July 1, 2014 to shareholders of record as of June 6, 2014. This dividend represents an increase of approximately 6% over the previous quarterly rate.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans decreased by $92 million, from $341 million in the first half of 2013 to $249 million in the first half of 2014, primarily due to decreases in stock option exercises and the weighted-average exercise price of the stock options that were exercised.

Stock repurchases totaled $450 million and $717 million in the first half of 2014 and 2013, respectively. As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the board of directors authorized repurchases of up to $2.0 billion of the company’s common stock. As of June 30, 2014, $571 million remained available under the July 2012 authorization.

CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS

Credit facilities

The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and was set to mature in June 2015. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $407 million as of June 30, 2014, which was set to mature in December 2014. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. As of June 30, 2014, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of these facilities as of June 30, 2014. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

In July 2014, the company amended its primary and Euro-denominated revolving credit facilities to extend the termination date of the facilities to December 31, 2015. There were no other material changes to the terms of the facilities as a result of the amendments. Refer to Note 7 to the company’s consolidated financial statements in the 2013 Annual Report for further discussion of the company’s credit facilities.

Access to capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $1.9 billion of cash and equivalents as of June 30, 2014, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of June 30, 2014, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $450 million (of which $37 million related to Greece). This represents a $111 million decrease from December 31, 2013, primarily as a result of the collection of certain past due receivables in Spain.

While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit ratings

In the first half of 2014, Standard & Poor’s lowered its ratings on Baxter’s senior debt to A- and short-term debt to A2 from A and A1, respectively, at December 31, 2013. All rating agencies have the Company’s outlook as negative. The change in the credit ratings and outlook is due to the planned spin-off of Baxter’s biopharmaceuticals business as detailed in Note 1. Refer to the 2013 Annual Report for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2013 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2013 Annual Report. There have been no significant changes in the company’s application of its critical accounting policies during the first six months of 2014.

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

CERTAIN REGULATORY MATTERS

In July 2014, the company received a Warning Letter from FDA primarily relating to processes implemented to ensure the absence of particulate matter or leaks associated with products manufactured at the company’s Aibonito, Puerto Rico, plant. The company is working with FDA to resolve this matter, as well as each of the matters listed below.

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

In April 2013, the company received a Warning Letter from FDA regarding the 510(k) clearance status of modifications to the SIGMA Spectrum Infusion Pump. The company subsequently completed a new 510(k) submission related to the SIGMA Spectrum Infusion Pump. In May 2014, the Company received 501(k) clearance from FDA for its next-generation SIGMA Spectrum Infusion Pump with Master Drug Library. Refer to Note 6 for information on other items related to the SIGMA Spectrum Infusion Pump.

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

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, the company’s exposure to financial market volatility and foreign currency and interest rate risk, the planned spin-off of the biopharmaceuticals business, credit exposure to foreign governments, contingent payments, business development activities including the future market price of current investments, future sales growth, the company’s R&D pipeline including plans regarding clinical trials, regulatory actions and filings and product launches, potential product competition, future capital and R&D expenditures, future debt issuances, the adequacy of the company’s credit facilities and financial flexibility, the effective tax rate in 2014, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including:

•	demand for and market acceptance risks for and competitive pressures related to new and existing products, including ADVATE and other therapies;

•	future actions of FDA, EMA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;

•	additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	the impact of U.S. healthcare reform and other similar actions undertaken by foreign governments with respect to pricing, reimbursements, taxation and rebate policies;

•	future actions of third parties, including third-party payors, as healthcare reform and other similar measures are implemented in the United States and globally;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	fluctuations in supply and demand and the pricing of plasma-based therapies;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the availability and pricing of acceptable raw materials and component supply;

•	the product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	the company’s ability to successfully separate its biopharmaceutical and medical products businesses on the terms or timeline currently contemplated, if at all, and achieve the intended results;

•	the ability to enforce the company’s patent rights or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the company’s ability to identify business development and growth opportunities;

•	the company’s ability to successfully integrate and realize the anticipated benefits of the Gambro acquisition;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, governmental collaborations and other business development activities;

•	the company’s ability to realize the anticipated benefits of its business optimization and transformation initiatives;

•	the impact of geographic and product mix on the company’s sales;

•	global regulatory, trade and tax policies;

•	fluctuations in foreign exchange and interest rates;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	changes in credit agency ratings;

•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in certain countries in which the company operates; and

•	other factors identified elsewhere in this report on and other filings with the Securities and Exchange Commission, including those factors described in Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2013, all of which are available on the company’s website.

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of June 30, 2014 is 18 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company. Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which resulted in a charge of $11 million during the first quarter of 2013. As of June 30, 2014, the company’s subsidiary in Venezuela had net assets of $28 million denominated in the Venezuelan Bolivar. In the first half of 2014, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at June 30, 2014, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $10 million would decrease by $56 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at June 30, 2014 by replacing the actual exchange rates at June 30, 2014 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2013 Annual Report. There were no significant changes during the quarter ended June 30, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2014. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 and 2013 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2014, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three- and six-month periods ended June 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the company’s management.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

July 30, 2014

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Part I, Item 1, Note 12 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about the company’s common stock repurchases during the three-month period ended June 30, 2014.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
April 1, 2014 through April 30, 2014	620,000	$72.49	620,000
May 1, 2014 through May 31, 2014	1,418,700	$74.04	1,418,700
June 1, 2014 through June 30, 2014	679,400	$73.59	679,400
Total	2,718,100	$73.58	2,718,100	$570,612,230

(1)	In July 2012, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. During the second quarter of 2014, the company repurchased 2.7 million shares for $200 million under this program. This program does not have an expiration date.

Item 5.	Other Information

In connection with the proposed spin-off of the company’s biopharmaceuticals business, certain executive officers of the company have entered into severance agreements with the company that provide for payments in the event that such executive officer’s employment is terminated by the company without cause (as defined in the agreement) prior to the first anniversary of the effective date of the spin-off. These payments include a lump sum cash payment equal to 1.5 times the aggregate amount of such executive officer’s salary and target bonus, a lump sum cash payment covering six months of cost-sharing for COBRA coverage (as defined in the agreement), and outplacement expense reimbursement in an amount not exceeding $50,000. On July 28, 2014, Robert Hombach, Corporate Vice President and Chief Financial Officer, entered into such an agreement with the company. This summary of the material terms of this agreement is qualified in its entirety by reference to the complete text of such agreement, a form of which is attached to this report as Exhibit 10.1 and incorporated herein by reference.

Also in connection with the proposed spin-off, on July 29, 2014, Jean-Luc Butel, Corporate Vice President and President, International, entered into two agreements pursuant to which he has agreed to remain in his current role through the spin-off to support the separation of the two companies. The first agreement (First Butel Agreement) covers his services to the company until his separation date (as defined in the First Butel Agreement), pursuant to which he will continue to receive his base pay, remain eligible for pay and benefits including vesting of outstanding equity grants and 2014 bonus payment, and be eligible for up to twelve months of outplacement assistance. Upon his separation date, Mr. Butel will also be eligible to enter into another agreement (Second Butel Agreement), pursuant to which he will also receive a lump sum cash payment in the amount of $2,382,000, and be eligible to receive a pro rata share of his 2015 bonus payment for the periods actively worked. Mr. Butel has also agreed to be bound until July 1, 2016 to certain non-solicitation and non-competition covenants and waive his right to assert any claims against the Company. This summary of the material terms of both the First Butel Agreement and the Second Butel Agreement is qualified in its entirety by reference to the text of both agreements filed herewith as Exhibit 10.2 and 10.3, respectively, and incorporated herein by reference.

Item 6.	Exhibits

Exhibit Index:

Exhibit Number	Description

10.1*	Form of Spin-off Severance Agreement

10.2*	First Butel Agreement

10.3*	Form of Second Butel Agreement

15*	Letter Re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: July 30, 2014	By:	/s/ Robert J. Hombach
Robert J. Hombach
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)