Form 10-Q
period 2014-09-30
BAXTER INTERNATIONAL INC
filed 2014-10-29
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 27, 2014 was 541,978,180 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended September 30, 2014

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$4,197	$3,710	$12,199	$10,645
Cost of sales	2,124	1,804	6,266	5,169
Gross margin	2,073	1,906	5,933	5,476
Marketing and administrative expenses	1,040	975	2,938	2,588
Research and development expenses	455	277	1,086	769
Net interest expense	31	45	116	87
Other (income) expense, net	(39)	(55)	(48)	10
Income from continuing operations before income taxes	586	664	1,841	2,022
Income tax expense	139	136	419	419
Income from continuing operations	447	528	1,422	1,603
Income from discontinued operations, net of tax	21	16	122	83
Net income	$468	$544	$1,544	$1,686

Income from continuing operations per common share
Basic	$0.83	$0.97	$2.62	$2.95

Diluted	$0.82	$0.96	$2.60	$2.91

Income from discontinued operations per common share
Basic	$0.03	$0.03	$0.23	$0.15

Diluted	$0.04	$0.03	$0.22	$0.15

Net income per common share
Basic	$0.86	$1.00	$2.85	$3.10

Diluted	$0.86	$0.99	$2.82	$3.06

Weighted-average number of common shares outstanding
Basic	542	543	542	543

Diluted	547	549	548	550

Cash dividends declared per common share	$0.52	$0.49	$1.53	$1.43

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$468	$544	$1,544	$1,686
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax (benefit) expense of ($60) and $19 for the three months ended September 30, 2014 and 2013, respectively, and ($68) and $15 for the nine months ended September 30, 2014 and 2013, respectively	(608)	112	(815)	58
Pension and other employee benefits, net of tax expense of $45 and $23 for the three months ended September 30, 2014 and 2013, respectively, and $68 and $67 for the nine months ended September 30, 2014 and 2013, respectively	81	42	132	119
Hedging activities, net of tax expense of $12 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $10 and $11 for the nine months ended September 30, 2014 and 2013, respectively	21	(2)	15	21
Other, net of tax (benefit) expense of ($1) and $5 for the three months ended September 30, 2014 and 2013, respectively, and ($3) and $5 for the nine months ended September 30, 2014 and 2013, respectively	(3)	13	(10)	12
Total other comprehensive (loss) income, net of tax	(509)	165	(678)	210
Comprehensive (loss) income	$(41)	$709	$ 866	$1,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		September 30,	December 31,
		2014	2013
Current assets	Cash and equivalents	$ 2,078	$ 2,733
	Accounts and other current receivables, net	2,842	2,911
	Inventories	3,704	3,499
	Prepaid expenses and other	850	861
	Assets held for sale	157	—
	Total current assets	9,631	10,004
Property, plant and equipment, net		8,448	7,832
Other assets	Goodwill	4,016	4,205
	Other intangible assets, net	2,185	2,294
	Other	1,283	1,534
	Total other assets	7,484	8,033
Total assets		$25,563	$25,869

Current liabilities	Short-term debt	$ 392	$ 181
	Current maturities of long-term debt and lease obligations	1,123	859
	Accounts payable and accrued liabilities	4,460	4,866
	Liabilities held for sale	15	—
	Total current liabilities	5,990	5,906
Long-term debt and lease obligations		7,753	8,126
Other long-term liabilities		3,394	3,351
Commitments and contingencies
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2014 and 2013	683	683
	Common stock in treasury, at cost, 141,266,970 shares in 2014 and 140,456,989 shares in 2013	(8,004)	(7,914)
	Additional contributed capital	5,816	5,818
	Retained earnings	12,563	11,852
	Accumulated other comprehensive loss	(2,654)	(1,976)
	Total Baxter shareholders’ equity	8,404	8,463
	Noncontrolling interests	22	23
	Total equity	8,426	8,486
Total liabilities and equity		$25,563	$25,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Nine months ended
		September 30,
		2014	2013
Cash flows from operations	Net income	$1,544	$1,686
	Adjustments
	Depreciation and amortization	747	573
	Deferred income taxes	35	85
	Stock compensation	115	111
	Realized excess tax benefits from stock issued under employee benefit plans	(21)	(32)
	Business optimization charges	24	12
	Net periodic pension benefit and OPEB costs	211	282
	Infusion pump and other product-related charges	93	—
	Other	217	2
	Changes in balance sheet items
	Accounts and other current receivables, net	(35)	70
	Inventories	(468)	(412)
	Accounts payable and accrued liabilities	(154)	(56)
	Business optimization and infusion pump payments	(118)	(81)
	Other	(118)	(125)

	Cash flows from operations	2,072	2,115

Cash flows from investing activities	Capital expenditures	(1,325)	(1,037)
	Acquisitions and investments, net of cash acquired	(323)	(3,772)
	Divestitures and other investing activities	103	14

	Cash flows from investing activities	(1,545)	(4,795)

Cash flows from financing activities	Issuances of debt	41	3,498
	Payments of obligations	(526)	(526)
	Increase in debt with original maturities of three months or less, net	350	—
	Cash dividends on common stock	(813)	(757)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	320	468
	Purchases of treasury stock	(500)	(863)
	Other	1	(25)

	Cash flows from financing activities	(1,127)	1,795

Effect of foreign exchange rate changes on cash and equivalents		(55)	(9)

Decrease in cash and equivalents		(655)	(894)
Cash and equivalents at beginning of period		2,733	3,270

Cash and equivalents at end of period		$2,078	$2,376

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

Vaccines discontinued operations

In July 2014, the company entered into an agreement to sell its commercial vaccines business, including NeisVac-C, a vaccine which helps protect against meningitis caused by group C meningococcal meningitis, and FSME-IMMUN, which helps protect against tick-borne encephalitis (TBE), an infection of the brain transmitted by the bite of ticks infected with the TBE-virus. The divestiture is expected to be completed in the fourth quarter of 2014. Concurrent with the sale, the company also committed to a plan to divest the remainder of its Vaccines franchise, which includes certain research and development (R&D) programs. As a result of the sale and divestiture plan, the operations and cash flows of the Vaccines franchise will be eliminated from the ongoing operations of the company. In addition, the company will not have significant continuing involvement or cash flows from the operations associated with the Vaccines franchise.

Following is a summary of the operating results of the Vaccines franchise, which have been reflected as discontinued operations for the three and nine months ended September 30, 2014 and 2013. The assets and liabilities of the Vaccines franchise have been classified as held for sale as of September 30, 2014.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Net sales	$54	$64	$267	$246
Income before income taxes	23	18	138	96
Income tax expense	2	2	16	13
Net income	$21	$16	$122	$ 83

As of September 30,
(in millions)	2014
Assets
Inventories	$ 87
Property, plant and equipment, net	53
Goodwill and other intangible assets, net	17

Assets held for sale	$157

Liabilities
Accrued liabilities and other long-term liabilities	$ 15

Liabilities held for sale	$ 15

Planned spin-off of biopharmaceuticals business

In March 2014 Baxter announced plans to create two separate, independent global healthcare companies – one focused on developing and marketing innovative biopharmaceuticals and the other on life-saving medical products. The transaction is intended to take the form of a tax-free distribution to Baxter shareholders of publicly traded stock in the new biopharmaceuticals company. The transaction is expected to be completed by mid-year 2015, subject to market, regulatory and certain other conditions, including final approval by the Baxter Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-free nature of the transaction, and the effectiveness of a Form 10 registration statement that will be filed with the SEC. Subsequent to the separation, the historical results of the biopharmaceuticals business will be presented as discontinued operations.

New accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU No. 2014-09 will be effective for the company beginning on January 1, 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Interest expense, net of capitalized interest	$36	$51	$131	$106
Interest income	(5)	(6)	(15)	(19)
Net interest expense	$31	$45	$116	$ 87

Inventories

	September 30,	December 31,
(in millions)	2014	2013
Raw materials	$ 920	$ 920
Work in process	1,115	1,136
Finished goods	1,669	1,443
Inventories	$3,704	$3,499

Property, plant and equipment, net

	September 30,	December 31,
(in millions)	2014	2013
Property, plant and equipment, at cost	$14,508	$13,795
Accumulated depreciation	(6,060)	(5,963)
Property, plant and equipment (PP&E), net	$ 8,448	$ 7,832

3. EARNINGS PER SHARE

The numerator for both basic and diluted earnings per share (EPS) is net income from continuing operations and net income from discontinued operations. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding stock options, restricted stock units (RSUs) and performance share units (PSUs) is reflected in the denominator for diluted EPS using the treasury stock method.

The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Basic shares	542	543	542	543
Effect of dilutive securities	5	6	6	7

Diluted shares	547	549	548	550

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 6 million and 9 million equity awards for the three and nine months ended September 30, 2014, respectively, and 6 million and 5 million equity awards for the three and nine months ended September 30, 2013, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 8 for additional information regarding items impacting basic shares.

4. ACQUISITIONS AND COLLABORATIONS

2014 Acquisitions

The following table summarizes the fair value of consideration transferred and the recognized amounts of the assets acquired and liabilities assumed as of the acquisition date for the company’s significant acquisitions during the first nine months of 2014.

(in millions)	Chatham	AesRx
Consideration transferred
Cash	$ 70	$15
Contingent payments	77	65

Fair value of consideration transferred	$147	$80

Assets acquired and liabilities assumed
Other intangible assets – IPR&D	$ 74	$78

Total identifiable net assets	74	78
Goodwill	73	2

Total assets acquired and liabilities assumed	$147	$80

While the valuations of consideration transferred and total assets acquired and liabilities assumed are substantially complete, measurement period adjustments may be recorded in the future as the company finalizes its fair value estimates. Pro forma financial information has not been included because these acquisitions, individually and in the aggregate, did not have a material impact on the company’s financial position or results of operations as of and for the three and nine months ended September 30, 2014.

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

Baxter allocated $74 million of the total consideration to acquired IPR&D, which will be accounted for as an indefinite-lived intangible asset, with the residual consideration of $73 million recorded as goodwill. The acquired IPR&D primarily relates to Chatham Therapeutics’ hemophilia A (FVIII) program, which was in preclinical stage at the time of the acquisition and is expected to be completed in approximately 10 years. The value of the IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risks in such activities, discounted at a rate of 12%. Additional R&D will be required prior to technological feasibility and, as of the acquisition date, incremental R&D costs are projected to be in excess of $130 million. The goodwill, which may be deductible for tax purposes depending on the ultimate resolution of the contingent payment liabilities, includes the value of potential future technologies as well as the overall strategic benefits of the acquisition to Baxter in the hemophilia market and is included in the BioScience segment.

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

Baxter allocated $78 million of the total consideration to acquired IPR&D, which will be accounted for as indefinite-lived intangible assets, with the residual consideration of $2 million recorded as goodwill. The acquired IPR&D relates to AesRx’s sickle cell disease program, which was in Phase II clinical trials at the time of the acquisition, and is expected to be completed in approximately five years. The value of IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risks in such activities, discounted at a rate of 15.5%. Additional R&D will be required prior to technological feasibility and, as of the acquisition date, incremental R&D costs are projected to be in excess of $40 million.

Gambro AB Acquisition

On September 6, 2013, Baxter acquired 100 percent of the voting equity interests in Indap Holding AB, the holding company for Gambro AB (Gambro), a privately held dialysis product company based in Lund, Sweden.

In the third quarter of 2014, the company finalized its valuation of the acquisition date assets acquired and liabilities assumed. The measurement period adjustments in 2014 include a $14 million increase to property, plant and equipment and $4 million of working capital adjustments. The adjustments resulted in a corresponding decrease in goodwill of $10 million and a decrease to the fair value of consideration transferred of $4 million.

These adjustments did not have a material impact on Baxter’s results of operations for the nine months of 2014. The following table summarizes the updated and final fair value of the consideration transferred and the amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

(in millions)
Consideration transferred
Cash	$3,700

Fair value of consideration transferred	$3,700

Assets acquired and liabilities assumed
Cash	$ 88
Accounts receivable	488
Inventories	368
Prepaid expenses and other	54
Property, plant, and equipment	740
Other intangible assets	1,290
Other assets	11
Current-maturities of long-term debt and lease obligations	(2)
Accounts payable and accrued liabilities	(345)
Long-term debt and lease obligations	(261)
Other long-term liabilities (including pension obligations of $209)	(341)

Total identifiable net assets	2,090
Goodwill	1,610

Total assets acquired and liabilities assumed	$3,700

Pro forma impact of acquisition

The following table presents supplemental pro forma information as if the acquisition of Gambro had occurred on January 1, 2012 for the three and nine months ended September 30, 2013.

	Unaudited Pro Forma Consolidated Results
(in millions, except per share information)	Three months ended September 30, 2013	Nine months ended September 30, 2013
Net sales	$3,974	$11,687
Income from continuing operations	531	1,630
Basic EPS from continuing operations	$ 0.98	$ 3.00
Diluted EPS from continuing operations	$ 0.97	$ 2.96

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical information of Baxter and Gambro. The unaudited pro forma consolidated results are not necessarily indicative of what the consolidated results of operations would have been had we completed the acquisition on January 1, 2012. In addition, the unaudited pro forma consolidated results are not projections of future results of operations of the combined company nor do they reflect the expected realization of any cost savings or synergies associated with the acquisition. The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

•	Conversion of Gambro’s historical results of operations from International Financial Reporting Standards (IFRS) to GAAP.

•	Elimination of Gambro’s historical intangible asset amortization expense and property, plant and equipment depreciation expense.

•	Addition of amortization expense related to the fair value of identifiable intangible assets acquired.

•	Addition of depreciation expense related to the fair value of property, plant and equipment acquired.

•	Elimination of a $15 million charge related to the fair value of acquisition-date inventory from the three and nine months ended September 30, 2013.

•	Elimination of Gambro’s historical interest expense and addition of interest expense associated with debt that was issued in 2013 to partially finance the acquisition.

•	Elimination of $135 million of acquisition, integration and currency-related charges from the first nine months of 2013. These costs were directly attributable to the acquisition and non-recurring in nature, and included acquisition and integration related charges incurred by Baxter, in addition to post-acquisition restructuring costs and losses from foreign currency hedging activity related to the acquisition.

Collaborations

Merrimack Pharmaceuticals, Inc.

In September 2014, Baxter entered into an exclusive license and collaboration agreement with Merrimack Pharmaceuticals, Inc. (Merrimack) relating to the development and commercialization of MM-398 (nanoliposomal irinotecan injection), also known as “nal-IRI”. The arrangement includes all potential indications for MM-398 across all markets with the exception of the United States and Taiwan. The first indication being pursued is for the treatment of patients with metastatic pancreatic cancer who were previously treated with gemcitabine-based therapy. In the third quarter of 2014, Baxter recognized a R&D charge of $100 million related to the upfront cash payment associated with this collaboration. Baxter may make additional payments of up to $620 million related to the achievement of development and regulatory milestones, in addition to sales milestones of up to $250 million and royalty payments.

Other collaborations

Baxter recognized R&D charges of $38 million and $98 million for the third quarter and first nine months of 2014, respectively, primarily related to milestone payments pursuant to collaboration arrangements with Coherus Biosciences, Inc. and CTI BioPharma Corp. (formerly known as Cell Therapeutics, Inc.). Refer to the 2013 Annual Report for further discussion of the company’s collaboration arrangements.

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	BioScience	Medical Products	Total
Balance as of December 31, 2013	$ 991	$3,214	$4,205
Additions	75	4	79
Currency translation and other adjustments	(28)	(240)	(268)
Balance as of September 30, 2014	$1,038	$2,978	$4,016

Goodwill additions are primarily related to the acquisition of Chatham Therapeutics in the second quarter of 2014. The decrease in goodwill was primarily driven by currency translation.

As of September 30, 2014, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology,	Other amortized	Indefinite-lived	Total
	including patents	intangible assets	intangible assets
September 30, 2014
Gross other intangible assets	$2,033	$437	$591	$3,061
Accumulated amortization	(736)	(140)	—	(876)
Other intangible assets, net	$1,297	$297	$591	$2,185

December 31, 2013
Gross other intangible assets	$2,144	$494	$465	$3,103
Accumulated amortization	(665)	(144)	—	(809)
Other intangible assets, net	$1,479	$350	$465	$2,294

The amortization expense for these intangible assets was $45 million and $33 million in the three months ended September 30, 2014 and 2013, respectively, and $135 million and $83 million for the nine months ended September 30, 2014 and 2013, respectively. The anticipated annual amortization expense for intangible assets recorded as of September 30, 2014 is $180 million in 2014, $176 million in 2015, $172 million in 2016, $155 million in 2017, $151 million in 2018 and $136 million in 2019.

The decrease in other intangible assets, net was primarily driven by currency translation, which was partially offset by indefinite-lived intangible asset additions related to the acquisitions of Chatham Therapeutics and AesRx in the second quarter of 2014.

6. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion pump charges

The company is undertaking a field corrective action with respect to the SIGMA Spectrum Infusion Pump, which is predominantly sold in the United States. The United States Food and Drug Administration (FDA) categorized the action as a Class 1 recall during the second quarter of 2014 and the company recorded a charge of $93 million related primarily to cash costs associated with remediation efforts. Remediation is expected to include software-related corrections and in a limited number of cases a replacement pump. The company expects to complete remediation by March 2016. As of September 30, 2014, the company believes the reserve to be adequate; however, it is possible that substantial additional cash and non-cash charges may be required in future periods based on new information or changes in estimates.

From 2005 through 2013, the company recorded total charges and adjustments of $888 million related to COLLEAGUE and SYNDEO infusion pumps, including $725 million of cash costs and $163 million principally related to asset impairments. The company had $83 million of the cash reserves remaining as of December 31, 2013. During the first nine months of 2014, the company utilized $26 million of the cash reserves, with a remaining cash reserve of $57 million as of September 30, 2014. The reserve for COLLEAGUE and SYNDEO remediation activities in the United States has been substantially utilized, with remaining reserves primarily related to remediation activities outside of the United States continuing to be utilized through 2015.

Business optimization charges

From 2009 through 2013 the company recorded total charges of $992 million (of which $114 million related to discontinued operations) primarily related to costs associated with optimizing the company’s overall cost structure on a global basis, as the company streamlined its international operations, rationalized its manufacturing facilities, enhanced its general and administrative infrastructure and re-aligned certain R&D activities. The total charges included cash costs of $689 million, principally pertaining to severance and other employee-related costs, and $303 million related to asset impairments. The company had $288 million of the cash reserves remaining as of December 31, 2013. Refer to the 2013 Annual Report for further information about these charges.

The company recorded charges of $28 million and $61 million (of which $8 million related to discontinued operations) in the three and nine months ended September 30, 2014, which primarily include severance and employee-related costs associated with the formation of a new R&D center in Cambridge, Massachusetts as well as Gambro post-acquisition restructuring activities. In the nine months ended September 30, 2014, the company recorded an adjustment of $37 million to previous business optimization charges that are no longer probable of being utilized.

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserves as of December 31, 2013	$288
Charges	60
Reserve adjustments	(35)
Utilization	(92)
Reserves as of September 30, 2014	$221

The reserves are expected to be substantially utilized by the end of 2015. The company believes that these reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

7. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Sold receivables at beginning of period	$106	$129	$114	$157
Proceeds from sales of receivables	117	125	357	380
Cash collections (remitted to the owners of the receivables)	(119)	(130)	(368)	(394)
Effect of currency exchange rate changes	(5)	(6)	(4)	(25)
Sold receivables at end of period	$ 99	$118	$ 99	$118

The net losses relating to the sales of receivables were immaterial for each period. Refer to the 2013 Annual Report for further information regarding the company’s securitization agreements.

Credit facilities and commercial paper

As of September 30, 2014, there were no outstanding borrowings under the company’s primary and Euro-denominated revolving credit facilities. As of December 31, 2013, there were no outstanding borrowings under the company’s primary revolving credit facility and $124 million outstanding under the Euro-denominated revolving credit facility. Refer to the 2013 Annual Report for further discussion of the company’s credit facilities.

In July 2014, the company amended its primary and Euro-denominated revolving credit facilities to extend the termination date of the facilities to December 31, 2015. There were no other material changes to the terms of the facilities as a result of the amendments.

During the first nine months of 2014, the company issued and redeemed commercial paper, of which $350 million was outstanding as of September 30, 2014 with a weighted-average interest rate of 0.23%. This commercial paper is classified as short-term debt. The company did not have any commercial paper outstanding as of December 31, 2013.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of September 30, 2014, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $417 million (of which $42 million related to Greece).

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

The notional amounts of foreign exchange contracts were $1.2 billion and $2.1 billion as of September 30, 2014 and December 31, 2013, respectively. There were no interest rate contacts designated as cash flow hedges outstanding as of September 30, 2014 and December 31, 2013. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of September 30, 2014 is 15 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $2.9 billion and $1.2 billion as of September 30, 2014 and December 31, 2013, respectively.

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

There were no hedge dedesignations in the first nine months of 2014 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur. In the first nine months of 2013, the company had $1 billion of interest rate contracts designated as cash flow hedges that matured or were terminated, resulting in a net gain of $5 million that was deferred in AOCI. In the second quarter of 2013, the company determined that certain forecasted transactions associated with these contracts were no longer probable of occurring and therefore dedesignated the hedge relationship, which, together with ineffectiveness, resulted in the immediate reclassification of a net gain of $11 million from AOCI to net interest expense. The remaining deferred net loss of $6 million from the matured or terminated interest rate contracts is being amortized to net interest expense against the related accrued interest payments.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first nine months of 2014 and 2013.

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

The total notional amount of undesignated derivative instruments was $443 million as of September 30, 2014 and $381 million as of December 31, 2013. In the fourth quarter of 2012 and the first quarter of 2013, the company entered into option contracts with a total notional amount of $3.7 billion to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Gambro. These contracts matured in June 2013, and in the second quarter of 2013, the company entered into undesignated forward contracts with a total notional amount of $1.5 billion also to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Gambro. These contracts matured in the third quarter of 2013.

The company recorded gains of $49 million and losses of $23 million in the three and nine months ended September 30, 2013, respectively, associated with the Gambro-related option and forward contracts.

Gains and Losses on Derivative Instruments

The following table summarizes the income statement locations and gains and losses on the company’s derivative instruments for the three months ended September 30, 2014 and 2013.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2014	2013		2014	2013
Cash flow hedges
Interest rate contracts	$—	$—	Net interest expense	$—	$(1)
Foreign exchange contracts	1	(1)	Net sales	—	—
Foreign exchange contracts	30	7	Cost of sales	(3)	9

Total	$31	$ 6		$ (3)	$ 8

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2014	2013
Fair value hedges
Interest rate contracts	Net interest expense	$(17)	$ 1
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$ 9	$51

The following table summarizes the income statement locations and gains and losses on the company’s derivative instruments for the nine months ended September 30, 2014 and 2013.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2014	2013		2014	2013
Cash flow hedges
Interest rate contracts	$—	$26	Net interest expense	$(1)	$10
Foreign exchange contracts	1	(1)	Net sales	1	(1)
Foreign exchange contracts	24	43	Cost of sales	(1)	27

Total	$25	$68		$(1)	$36

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2014	2013
Fair value hedges
Interest rate contracts	Net interest expense	$ 14	$(25)
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$ (1)	$ 6

For the company’s fair value hedges, equal and offsetting gains of $17 million and losses of $14 million were recognized in net interest expense in the third quarter and first nine months of 2014, respectively, and equal and offsetting losses of $1 million and gains of $25 million were recognized in net interest expense in the third quarter and first nine months of 2013, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the nine months ended September 30, 2014 was not material.

As of September 30, 2014, $16 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2014.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$42	Other long-term liabilities	$7
Foreign exchange contracts	Prepaid expenses and other	39
Foreign exchange contracts	Other long-term assets	4	Accounts payable and accrued liabilities	1

Total derivative instruments designated as hedges		$85		$8

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$1

Total derivative instruments		$85		$9

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

The following table provides information on the company’s derivative positions as if they were presented on a net basis, allowing for the right of offset by counterparty:

	September 30, 2014		December 31, 2013
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$ 85	$ 9	$ 72	$ 22
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(9)	(9)	(17)	(17)

Total	$ 76	$—	$ 55	$ 5

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 43	$ —	$ 43	$ —
Interest rate hedges	42	—	42	—
Available-for-sale securities
Equity securities	94	94	—	—
Foreign government debt securities	18	—	18	—

Total assets	$197	$ 94	$103	$ —

Liabilities
Foreign currency hedges	$ 2	$ —	$ 2	$ —
Interest rate hedges	7	—	7	—
Contingent payments related to acquisitions	514	—	—	514
Total liabilities	$523	$ —	$ 9	$514

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 37	$ —	$37	$ —
Interest rate hedges	35	—	35	—
Available-for-sale securities
Equity securities	102	102	—	—
Foreign government debt securities	18	—	18	—

Total assets	$192	$102	$90	$ —

Liabilities
Foreign currency hedges	$ 8	$ —	$ 8	$ —
Interest rate hedges	14	—	14	—
Contingent payments related to acquisitions	340	—	—	340

Total liabilities	$362	$ —	$22	$340

As of September 30, 2014, cash and equivalents of $2.1 billion included money market funds of $9 million, which would be considered Level 2 in the fair value hierarchy.

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

Contingent payments related to acquisitions consist of development and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development and commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. As of September 30, 2014, management’s expected weighted-average probability of payment for development and commercial milestone payments decreased from 64% as of December 31, 2013 to 27% largely due to the contingent payments related to the acquisitions completed in the second quarter of 2014, which include early stage R&D projects. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated.

At September 30, 2014, the company held available-for-sale equity securities that had an amortized cost basis and fair value of $116 million and $94 million, respectively. The company had net unrealized losses of $22 million, comprised of unrealized losses of $49 million and unrealized gains of $27 million. At December 31, 2013, the amortized cost basis and fair value of the available-for-sale equity securities was $111 million and $102 million, respectively. The company had net unrealized losses of $9 million, comprised of unrealized losses of $31 million and unrealized gains of $22 million.

Unrealized losses on equity securities of $45 million and $30 million as of September 30, 2014 and December 31, 2013, respectively, relate to Baxter’s holdings in the common stock of Onconova Therapeutics, Inc. (Onconova). The amortized cost basis was $56 million and $60 million as of September 30, 2014 and December 31, 2013, respectively. Onconova common stock has been in a loss position for less than 12 months and Baxter believes the losses are temporary in nature due to future development opportunities for Onconova’s most advanced product candidate, rigosertib, in addition to its other candidates in clinical trials and pre-clinical stages.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consists of contingent payments related to acquisitions.

(in millions)	Contingent payments
Fair value as of December 31, 2013	$340
Additions	142
Net losses recognized in earnings	42
CTA	(10)
Fair value as of September 30, 2014	$514

The company’s additions in 2014 relate to the contingent payment liabilities of $77 million associated with the acquisition of Chatham Therapeutics and $65 million associated with the acquisition of AesRx. The net loss recognized in earnings primarily relates to an increase in the estimated fair value of contingent payment liabilities for certain milestones associated with the 2013 acquisition of the investigational hemophilia compound OBI-1 and related assets from Inspiration BioPharmaceuticals and Ipsen Pharma S.A.S. The loss was reported in other (income) expense, net. The contingent liabilities were increased based on updated information indicating that the probability of achieving certain sales levels, and the resulting sales-based payments, was higher than previously expected.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized on the condensed consolidated balance sheets and the approximate fair values as of September 30, 2014 and December 31, 2013.

	Book values		Approximate fair values
(in millions)	2014	2013	2014	2013
Assets
Long-term insurance receivables	$2	$2	$2	$2
Investments	54	53	54	53

Liabilities
Short-term debt	392	181	392	181
Current maturities of long-term debt and lease obligations	1,123	859	1,135	862
Long-term debt and lease obligations	7,753	8,126	8,211	8,298
Long-term litigation liabilities	53	72	52	70

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of September 30, 2014 and December 31, 2013.

		Basis of fair value measurement
(in millions)	Fair value as of September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Long-term insurance receivables	$ 2	$—	$ —	$ 2
Investments	54	—	18	36

Total assets	$ 56	$—	$ 18	$38

Liabilities
Short-term debt	$ 392	$—	$ 392	$—
Current maturities of long-term debt and lease obligations	1,135	—	1,135	—
Long-term debt and lease obligations	8,211	—	8,211	—
Long-term litigation liabilities	52	—	—	52

Total liabilities	$9,790	$—	$9,738	$52

		Basis of fair value measurement
(in millions)	Fair value as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Long-term insurance receivables	$ 2	$—	$ —	$ 2
Investments	53	—	17	36

Total assets	$ 55	$—	$ 17	$38

Liabilities
Short-term debt	$ 181	$—	$ 181	$—
Current maturities of long-term debt and lease obligations	862	—	862	—
Long-term debt and lease obligations	8,298	—	8,298	—
Long-term litigation liabilities	70	—	—	70

Total liabilities	$9,411	$—	$9,341	$70

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

In the first nine months of 2014, the company recorded $80 million of income related to equity method investments, which primarily represented gains from the sale of certain investments as well as distributions from funds that sold portfolio companies.

8. SHAREHOLDERS’ EQUITY

Stock-based compensation

Stock compensation expense totaled $43 million and $39 million for the three months ended September 30, 2014 and 2013, respectively, and $115 million and $111 million for the nine months ended September 30, 2014 and 2013, respectively. Over 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.

In the first nine months of 2014, the company awarded stock compensation grants, which consisted of 6.8 million stock options, 1.4 million RSUs and 335,000 PSUs.

Stock Options

The fair value of stock options is determined using the Black-Scholes model. The company’s expected volatility assumption is based on a weighted average of the historical volatility of Baxter’s stock and the implied volatility from traded options on Baxter’s stock, with historical volatility more heavily weighted.

The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant-date fair values, were as follows:

	Nine months ended September 30,
	2014	2013
Expected volatility	24%	25%
Expected life (in years)	5.5	5.5
Risk-free interest rate	1.7%	0.9%
Dividend yield	2.8%	2.6%
Fair value per stock option	$12	$12

The total intrinsic value of stock options exercised was $21 million and $60 million during the third quarters of 2014 and 2013, respectively, and $99 million and $167 million during the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the unrecognized compensation cost related to all unvested stock options of $79 million is expected to be recognized as expense over a weighted-average period of 1.6 years.

Restricted Stock Units

The fair value of RSUs is determined based on the quoted price of the company’s common stock on the date of the grant. As of September 30, 2014, the unrecognized compensation cost related to all unvested RSUs of $106 million is expected to be recognized as expense over a weighted-average period of 1.8 years.

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

Compensation cost for these PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each tranche of the award are established. The fair value of the awards is determined based on the quoted price of the company’s stock on the grant date for each tranche of the award. The compensation cost for these PSUs is adjusted at each reporting date to reflect the estimated probability of achieving the vesting condition. The probability of achieving the vesting conditions has not materially changed during the third quarter of 2014.

The fair value of the remaining PSUs is determined using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award. The assumptions used in estimating the fair value of these PSUs granted during the period, along with the grant-date fair values, were as follows:

	Nine months ended September 30,
	2014	2013
Baxter volatility	20%	21%
Peer group volatility	13% – 58%	13% – 38%
Correlation of returns	0.23 – 0.66	0.37 – 0.62
Risk-free interest rate	0.7%	0.3%
Fair value per PSU	$57	$67

As of September 30, 2014, the unrecognized compensation cost related to all granted unvested PSUs of $17 million is expected to be recognized as expense over a weighted-average period of 1.2 years.

Stock repurchases

As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. During the three and nine months ended September 30, 2014, the company repurchased 0.7 million shares and 7.0 million shares for $50 million and $500 million, respectively, under the board of directors’ July 2012 $2.0 billion share repurchase authorization. As of September 30, 2014, $521 million remained available under the July 2012 authorization.

9. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Pension benefits
Service cost	$33	$34	$ 99	$101
Interest cost	62	52	182	154
Expected return on plan assets	(68)	(63)	(202)	(190)
Amortization of net losses and other deferred amounts	37	61	109	184
Net periodic pension benefit cost	$64	$84	$188	$249

OPEB
Service cost	$ 1	$ 2	$ 4	$ 7
Interest cost	6	6	20	19
Amortization of net loss and prior service credit	(1)	3	(1)	7
Net periodic OPEB cost	$ 6	$11	$ 23	$ 33

In the third quarter of 2014, a change was made to postemployment medical benefits for retirees who are age 65 or older. Effective January 1, 2015, Baxter will exit sponsorship and provide eligible retirees and their dependents a subsidy to be utilized on a medical insurance exchange. This change was accounted for as a significant plan amendment. Accordingly, the postemployment benefit obligation was remeasured using a discount rate of 4.30% as of July 31, 2014. The remeasurement resulted in a reduction to the postemployment benefit obligation of $80 million, with an offset to AOCI. The $80 million recognized in AOCI will be amortized as a reduction to net periodic benefit cost over approximately 11 years.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, currency translation adjustments (CTA), pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale equity securities. The following is a net-of-tax summary of the changes in AOCI by component for the nine months ended September 30, 2014 and 2013.

(in millions)	Currency translation adjustments	Pension and other employee benefits	Hedging activities	Other	Total
Gains (losses)

Balance as of December 31, 2013	$ (991)	$(1,027)	$10	$32	$(1,976)
Other comprehensive income before reclassifications	(815)	60	14	(11)	(752)
Amounts reclassified from AOCI (a)	—	72	1	1	74

Net other comprehensive (loss) income	(815)	132	15	(10)	(678)

Balance as of September 30, 2014	$(1,806)	$ (895)	$25	$22	$(2,654)

(in millions)	Currency translation adjustments	Pension and other employee benefits	Hedging activities	Other	Total
Gains (losses)

Balance as of December 31, 2012	$(1,227)	$(1,619)	$ (5)	$41	$(2,810)
Other comprehensive income before reclassifications	58	(5)	44	12	109
Amounts reclassified from AOCI (a)	—	124	(23)	—	101

Net other comprehensive income	58	119	21	12	210

Balance as of September 30, 2013	$(1,169)	$(1,500)	$16	$53	$(2,600)

(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three and nine months ended September 30, 2014 and 2013.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2014		Nine months ended September 30, 2014		Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other	$(36	)(b)	$(108	)(b)

	(36)		(108)		Total before tax
	13		36		Tax benefit

	$(23)		$ (72)		Net of tax

Gains (losses) on hedging activities
Interest rate contracts	$ —		$ (1)		Net interest expense
Foreign exchange contracts	—		1		Net sales
Foreign exchange contracts	(3)		(1)		Cost of sales

	(3)		(1)		Total before tax
	1		—		Tax expense

	$ (2)		$ (1)		Net of tax

Gains (losses) on available-for-sale securities
Equity securities	$ (3)		$ (1)		Other (income) expense, net

	(3)		(1)		Total before tax
	1		—		Tax benefit

	$ (2)		$ (1)		Net of tax

Total reclassification for the period	$(27)		$ (74)		Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2013		Nine months ended September 30, 2013		Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other	$(64	)(b)	$(191	)(b)

	(64)		(191)		Total before tax
	23		67		Tax benefit

	$(41)		$(124)		Net of tax

Gains (losses) on hedging activities
Interest rate contracts	$ (1)		$ 10		Net interest expense
Foreign exchange contracts	—		(1)		Net sales
Foreign exchange contracts	9		27		Cost of sales

	8		36		Total before tax
	(3)		(13)		Tax expense

	$ 5		$ 23		Net of tax

Total reclassification for the period	$(36)		$(101)		Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 9.

Refer to Note 9 for additional information regarding the amortization of pension and other employee benefits items and Note 7 for additional information regarding hedging activity.

11. INCOME TAXES

Effective tax rate

The company’s effective income tax rate for continuing operations was 23.7% and 20.5% in the three months ended September 30, 2014 and 2013, respectively, and 22.8% and 20.7% in the nine months ended September 30, 2014 and 2013, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate increased during the three and nine months ended September 30, 2014 compared to the prior periods primarily as a result of a non-deductible charge to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter by the Internal Revenue Service. The tax effect of this charge was recorded discretely during the three month period ended September 30, 2014. Additionally, the tax rate for the nine month period ended September 30, 2013 was reduced due to a tax benefit from the settlement of the bilateral Advance Pricing Agreement proceedings that the company initiated between the United States government and the government of Switzerland with respect to intellectual property, product and service transfer pricing arrangements, which was partially offset by other tax charges mainly related to the company’s joint venture in Turkey. Partially offsetting the increase in the effective tax rate attributable to the foregoing items was an increase during the three and nine months ended September 30, 2014 in income earned in foreign jurisdictions with rates of tax lower than the U.S. rate.

12. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2014, the company’s total recorded reserves with respect to legal matters were $76 million and the total related receivables were $6 million.

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

General litigation

Baxter is a defendant in a number of suits alleging that certain of the company’s current and former executive officers and its board of directors failed to adequately oversee the operations of the company and issued materially false and misleading statements regarding the company’s plasma-based therapies business, the company’s remediation of its COLLEAGUE infusion pumps, its heparin product, and other quality issues. Plaintiffs allege these actions damaged the company and its shareholders by resulting in a decline in stock price in the second quarter of 2010, payment of excess compensation to the board of directors and certain of the company’s current and former executive officers, and other damage to the company. In January 2014, an independent special litigation committee was established by the company’s board of directors to determine whether it was in the best interests of the company and its shareholders to pursue or otherwise resolve the claims raised in and arising from this matter. The company and the plaintiffs in the consolidated derivative suit filed in the U.S.D.C. for the Northern District of Illinois have entered into a revised memorandum of understanding outlining the terms of a settlement of that suit, including the establishment of a Regulatory Council for the Medical Products business, $12 million to be spent on quality and regulatory compliance initiatives over the next three years, and the payment of legal fees (which have been reserved). The settlement has been approved by the board of directors and separately by its special litigation committee, and has been preliminarily approved by the court (see Notice to Shareholders under Part II, Item 5 of this Form 10-Q). Two other derivative actions were previously filed in state courts, one in Lake County, Illinois and one in the Delaware Chancery Court, and both matters have been stayed pending the resolution of the federal action. In addition, a consolidated alleged class action is pending in the U.S.D.C. for the Northern District of Illinois against the company and certain of its current executive officers seeking to recover the lost value of investors’ stock and the parties are currently proceeding with discovery. In April 2013, the company filed its opposition to the plaintiff’s motion to certify a class action.

The company was a defendant, along with others, in a number of lawsuits consolidated for pretrial proceedings in the U.S.D.C. for the Northern District of Illinois alleging that Baxter and certain of its competitors conspired to restrict output and artificially increase the price of plasma-derived therapies since 2003. The company settled with the direct purchaser plaintiffs for $64 million, which was paid during the first quarter of 2014.

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

The BioScience business processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; and biosurgery products.

The Medical Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, Baxter has a comprehensive portfolio of renal therapies to meet the needs of patients across the treatment continuum. The portfolio includes innovative technologies and therapies for peritoneal dialysis (PD), in-center hemodialysis (HD), home HD, continuous renal replacement therapy (CRRT) and additional dialysis services. The financial information for the three and nine months ended September 30, 2014 includes the results of Gambro. The financial information for the three and nine months ended September 30, 2013 includes the results of Gambro from the September 6, 2013 acquisition date.

The operating results of the Vaccines franchise, previously reported within the BioScience segment, have been reflected as discontinued operations for the three and nine months ended September 30, 2014 and 2013. The assets and liabilities of the Vaccines franchise have been classified as held for sale as of September 30, 2014. Refer to Note 1 for additional information regarding the presentation of the Vaccines franchise.

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

Financial information for the company’s segments is as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Net sales
BioScience	$1,673	$1,556	$ 4,819	$ 4,542
Medical Products	2,524	2,154	7,380	6,103
Total net sales	$4,197	$3,710	$12,199	$10,645

Pre-tax income from continuing operations
BioScience	$ 457	$ 597	$ 1,510	$ 1,755
Medical Products	370	343	921	1,038
Total pre-tax income from continuing operations from segments	$ 827	$ 940	$ 2,431	$ 2,793

As of September 30,
(in millions)	2014
Total assets
BioScience	$ 9,800
Medical Products	12,011
Assets held for sale	157
Other	3,595
Total assets	$25,563

The following is a reconciliation of segment pre-tax income from continuing operations to income before income taxes from continuing operations per the condensed consolidated statements of income.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Total pre-tax income from continuing operations from segments	$827	$940	$2,431	$2,793
Unallocated amounts
Stock compensation	(43)	(39)	(115)	(111)
Net interest expense	(31)	(45)	(116)	(87)
Business optimization items	(28)	—	(16)	2
Certain foreign currency fluctuations and hedging activities	8	21	34	63
Certain tax and legal reserves	—	(104)	—	(104)
Other Corporate items	(147)	(109)	(377)	(534)
Income from continuing operations before income taxes	$586	$664	$1,841	$2,022

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and nine months ended September 30, 2014.

Vaccines discontinued operations

The operating results of the Vaccines franchise have been reflected as discontinued operations for the three and nine months ended September 30, 2014 and 2013. Refer to Note 1 for additional information regarding the presentation of the Vaccines franchise. Unless otherwise stated, financial results herein reflect continuing operations.

RESULTS OF OPERATIONS

Baxter’s income from continuing operations for the three and nine months ended September 30, 2014 totaled $447 million, or $0.82 per diluted share, and $1.4 billion, or $2.60 per diluted share, compared to $528 million, or $0.96 per diluted share, and $1.6 billion, or $2.91 per diluted share, for the three and nine months ended September 30, 2013. Income from continuing operations for the three and nine months ended September 30, 2014 included special items which reduced income from continuing operations before income taxes by $328 million and $664 million, respectively, and income from continuing operations by $268 million and $528 million, or $0.49 and $0.96 per diluted share, respectively, as further discussed below. Income from continuing operations for the three and nine months ended September 30, 2013 included special items which reduced income from continuing operations before income taxes by $185 million and $356 million, respectively, and income from continuing operations by $136 million and $254 million, or $0.25 and $0.47 per diluted share, respectively, as further discussed below.

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Gross Margin
Intangible asset amortization expense	$ (45)	$(33)	$(135)	$ (83)
Business optimization items	—	—	10	20
Product-related items	—	—	(89)	—
Gambro acquisition and integration items	—	(15)	—	(16)
Separation-related costs	(1)	—	(1)	—
Total Special Items	$ (46)	$(48)	$(215)	$ (79)

Impact on Gross Margin Ratio	(1.1 pts )	(1.3 pts )	(1.8 pts )	(0.8 pts )

Marketing and Administrative Expenses
Reserve items and adjustments	$ —	$124	$ (10)	$ 124
Branded Prescription Drug Fee	29	—	29	—
Business optimization items	3	—	(3)	—
Product-related items	—	—	4	—
Gambro acquisition and integration items	39	33	83	73
Separation-related costs	48	—	70	—

Total Special Items	$119	$157	$ 173	$ 197

Impact on Marketing and Administrative Expense Ratio	2.9 pts	4.3 pts	1.4 pts	1.8 pts

Research and Development Expenses
Business development items	$138	$ 25	$ 198	$ 25
Business optimization items	25	—	29	18

Total Special Items	$163	$ 25	$ 227	$ 43

Other (Income) Expense, Net
Gambro acquisition and integration items	$ —	$(10)	$ 19	$ 72
Reserve items and adjustments	—	(35)	30	(35)

Total Special Items	$ —	$(45)	$ 49	$ 37

Income Tax Expense
Impact of special items	$ (60)	$(49)	$(136)	$(102)

Total Special Items	$ (60)	$(49)	$(136)	$(102)

Impact on Effective Tax Rate	1.9 pts	(1.3 pts )	0.6 pts	(1.2 pts )

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

Business optimization initiatives in the third quarter and first nine months of 2014 included charges of $28 million and a net charge of $16 million, respectively. For the first nine months of 2014, business optimization charges of $53 million were partially offset by an adjustment of $37 million to a previous business optimization reserve that is no longer probable of being utilized. Business optimization initiatives in the first nine months of 2013 included a net benefit of $2 million primarily related to an adjustment of $20 million to a previous business optimization reserve that is no longer probable of being utilized, partially offset by additional business optimization charges of $18 million. Refer to Note 6 for additional information regarding the company’s business optimization initiatives.

Cost of sales and marketing and administrative expenses in the first nine months of 2014 included total charges of $93 million principally related to product remediation efforts for the SIGMA Spectrum Infusion Pump.

Marketing and administrative expenses and other (income) expense, net in the third quarter and first nine months of 2014 included total charges of $39 million and $102 million, respectively, principally related to the integration of Gambro AB (Gambro). Cost of sales, marketing and administrative expenses and other (income) expense, net in the third quarter and first nine months of 2013 included total charges of $38 million and $161 million, respectively, principally related to the acquisition and integration of Gambro and losses from the derivative instruments used to hedge the anticipated foreign currency cash outflows for the planned acquisition of Gambro.

Cost of sales and marketing and administrative expenses in the third quarter and first nine months of 2014 included separation-related costs of $49 million and $71 million, respectively, for the planned spin-off of Baxter’s biopharmaceuticals business.

Other (income) expense, net and marketing and administrative expenses in the first nine months of 2014 included a net expense of $20 million primarily related to an increase in the estimated fair value of acquisition-related contingent payment liabilities, partially offset by third-party recoveries and reversals of prior litigation reserves. In the third quarter and first nine months of 2013, other (income) expense, net and marketing and administrative expenses included a net expense of $89 million related to tax and legal reserves associated with VAT matters in Turkey and existing class-action and other related litigation, including litigation fees.

Marketing and administrative expenses in the third quarter and first nine months of 2014 included a charge of $29 million to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter by the Internal Revenue Service.

R&D expenses in the third quarter and first nine months of 2014 included total charges of $138 million and $198 million, respectively, related to certain upfront and milestone payments associated with the company’s collaboration arrangements. The third quarter and first nine months of 2013 also included a charge of $25 million related to an upfront payment associated with one of the company’s collaboration arrangements. Refer to Note 4 for additional information regarding the company’s collaboration arrangements.

NET SALES

	Three months ended				Nine months ended
	September 30,		Percent change		September 30,		Percent change
(in millions)	2014	2013	At actual currency rates	At constant currency rates	2014	2013	At actual currency rates	At constant currency rates
BioScience	$1,673	$1,556	8%	8%	$4,819	$4,542	6%	6%
Medical Products	2,524	2,154	17%	18%	7,380	6,103	21%	22%

Total net sales	$4,197	$3,710	13%	13%	$12,199	$10,645	15%	15%

	Three months ended				Nine months ended
	September 30,		Percent change		September 30,		Percent change
(in millions)	2014	2013	At actual currency rates	At constant currency rates	2014	2013	At actual currency rates	At constant currency rates
International	$2,442	$2,075	18%	18%	$7,071	$5,982	18%	19%
United States	1,755	1,635	7%	7%	5,128	4,663	10%	10%

Total net sales	$4,197	$3,710	13%	13%	$12,199	$10,645	15%	15%

Net sales during the three months ended September 30, 2014 included $391 million in Gambro sales compared to $100 million during the three months ended September 30, 2013, which favorably impacted total sales growth by 8 percentage points at actual currency rates and 7 percentage points on a constant currency basis. Net sales during the nine months ended September 30, 2014 included $1.2 billion in Gambro sales compared to $100 million during the nine months ended September 30, 2013, which favorably impacted total sales growth by 11 percentage points at actual currency rates and 10 percentage points on a constant currency basis.

Foreign currency had no significant impact on net sales during the three months and nine months ended September 30, 2014.

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

Franchise Net Sales Reporting

As a result of the sale and divestiture plan, the company no longer presents the Vaccines franchise as a continuing operation. Net sales of the Vaccines franchise have been reclassified as discontinued operations, and are therefore not included in the discussion below.

BioScience

The BioScience segment includes three commercial franchises: Hemophilia, BioTherapeutics and BioSurgery.

•	Hemophilia includes sales of recombinant factor VIII products and plasma-derived hemophilia products (primarily plasma-derived factor IX, factor VIII and inhibitor therapies).

•	BioTherapeutics includes sales of the company’s antibody-replacement immunoglobulin therapies and other plasma-based therapies, such as albumin and alpha-1 antitrypsin products.

•	BioSurgery consists of biological products and medical devices used in surgical procedures for hemostasis, tissue sealing, adhesion prevention, as well as hard and soft tissue repair and microsurgery products.

The following is a summary of net sales by franchise in the BioScience segment.

	Three months ended				Nine months ended
	September 30,		Percent change		September 30,		Percent change
(in millions)	2014	2013	At actual currency rates	At constant currency rates	2014	2013	At actual currency rates	At constant currency rates
Hemophilia	$ 942	$ 851	11%	11%	$2,673	$2,465	8%	9%
BioTherapeutics	546	532	3%	4%	1,596	1,554	3%	3%
BioSurgery	185	173	7%	6%	550	523	5%	5%

Total BioScience net sales	$1,673	$1,556	8%	8%	$4,819	$4,542	6%	6%

Net sales in the BioScience segment increased 8% and 6% during the three months and nine months ended September 30, 2014, respectively (with no significant foreign currency impact in either period). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•	In the Hemophilia franchise, sales growth of 6 percentage points in both periods was driven by strong global demand for the company’s leading recombinant factor VIII therapy, ADVATE. The company is also benefitting from strong global demand for its plasma-based inhibitor bypass therapy, FEIBA, which contributed approximately 3 percentage points and 2 percentage points to sales growth for the third quarter and first nine months of 2014, respectively, as well as the launch of new products, such as RIXUBIS, a recombinant factor IX therapy for the treatment of Hemophilia B patients. While a competitor launched an extended half-life recombinant FVIII therapy in the third quarter of 2014, the company expects continued growth over the long-term in the Hemophilia franchise, driven by strong underlying global demand, further penetration in markets outside the United States, new multi-year tenders, and new product launches including the FEIBA prophylaxis indication and upon approval, OBI-1 for acquired hemophilia. Additionally, the company expects to submit a biologics license application for BAX 855, the company’s own investigational extended half-life factor VIII treatment for hemophilia A, to FDA before the end of 2014 following positive top-line results from the phase III clinical trial.

•	In the BioTherapeutics franchise, sales growth in both periods was driven by strong global demand for the company’s albumin therapies, which contributed approximately 4 percentage points to sales growth in the third quarter of 2014, as well as immune globulin therapies including GAMMAGARD LIQUID [Immune Globulin Intravenous (Human)]. Immune globulin sales in the third quarter of 2014 were impacted as the company took steps to manage its global supply and inventory levels in preparation for the fourth quarter introduction of HyQvia, a subcutaneous immune globulin treatment for adult patients with primary immunodeficiency, in the United States.

•	In the BioSurgery franchise, sales growth in both periods was driven primarily by global demand for the company’s surgical sealants TISSEEL and FLOSEAL.

Medical Products

The Medical Products segment includes four commercial franchises: Fluid Systems, Renal, Specialty Pharmaceuticals, and BioPharma Solutions.

•	Fluid Systems principally includes IV solutions therapies, infusion pumps, administration sets and premixed and oncology drugs platforms.

•	Renal consists of PD and HD therapies. The three months and nine months ended September 30, 2013 include results for Gambro since the acquisition date of September 6, 2013.

•	Specialty Pharmaceuticals principally includes nutrition and anesthesia products.

•	BioPharma Solutions principally includes sales from the pharmaceutical partnering business and pharmacy compounding services.

The following is a summary of net sales by franchise in the Medical Products segment.

	Three months ended				Nine months ended
	September 30,		Percent change		September 30,		Percent change
(in millions)	2014	2013	At actual currency rates	At constant currency rates	2014	2013	At actual currency rates	At constant currency rates
Fluid Systems	$827	$792	4%	5%	$2,400	$2,287	5%	5%
Renal	1,055	746	41%	43%	3,090	1,990	55%	57%
Specialty Pharmaceuticals	386	372	4%	3%	1,157	1,101	5%	5%
BioPharma Solutions	256	244	5%	3%	733	725	1%	1%

Total Medical Products net sales	$2,524	$2,154	17%	18%	$7,380	$6,103	21%	22%

Net sales in the Medical Products segment increased 17% and 21% during the third quarter and first nine months of 2014, respectively (with an unfavorable foreign currency impact of one percentage point in both periods). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•	In the Fluid Systems franchise, sales growth in both periods was driven by price improvements and strong U.S. demand for the company’s IV therapies, which contributed approximately 4 percentage points to sales growth in the third quarter of 2014. Sales growth for the first nine months of 2014 was also driven by increased sales of cyclophosphamide (a generic oncology drug) due to improved pricing in the United States, which contributed approximately 3 percentage points to sales growth for the first nine months of 2014. The company anticipates that one or more generic competitors to cyclophosphamide may be introduced in the U.S. market in the near future, which may substantially impact pricing and demand for the company’s product. Annual sales in the United States for cyclophosphamide are expected to total approximately $450 million in 2014.

•	In the Renal franchise, Gambro revenues totaled $391 million and $1.2 billion for the third quarter and first nine months of 2014, respectively, compared to $100 million for both the third quarter and first nine months of 2013. Excluding the impact of Gambro, sales increased 3% at actual currency rates and 4% on a constant currency basis for the third quarter of 2014. Excluding the impact of Gambro, sales remained flat at actual currency rates and increased 2% on a constant currency basis for the first nine months of 2014. Sales growth in both periods was driven by a rising number of PD patients in the United States and emerging markets, which contributed approximately 5 percentage points and 4 percentage points to sales growth for the third quarter and first nine months of 2014, respectively. This growth was partially offset in both periods by lower sales of Baxter’s HD products and the divestiture of Baxter’s legacy CRRT business in the first quarter of 2014.

•	In the Specialty Pharmaceuticals franchise, sales growth in both periods was driven by increased international sales of anesthetics products as well as strong U.S. demand for nutritional therapies.

•	In the BioPharma Solutions franchise, sales growth in both periods was driven by higher pharmacy compounding revenues, partially offset by lower third party demand.

GROSS MARGIN AND EXPENSE RATIOS

	Three months ended				Nine months ended
	September 30,				September 30,
(as a percentage of net sales)	2014	2013	Change		2014	2013	Change
Gross margin	49.4%	51.4%	(2.0 pts	)	48.6%	51.4%	(2.8 pts	)
Marketing and administrative expenses	24.8%	26.3%	(1.5 pts	)	24.1%	24.3%	(0.2 pts	)

Gross Margin

The special items identified previously had an unfavorable impact of 1.1 and 1.8 percentage points on the gross margin percentage in the third quarter and first nine months of 2014, respectively. The unfavorable impact was 1.3 and 0.8 percentage points in the third quarter and first nine months of 2013, respectively. Refer to the Special Items caption above for additional detail.

In addition to the impact of the special items, the gross margin percentage was unfavorably impacted by 1.2 percentage points in both the third quarter and first nine months of 2014 as a result of the integration of the lower margin Gambro business. Other unfavorable impacts include foreign currency, product mix within the Medical Products segment, expedited freight for PD solutions, and manufacturing inefficiencies resulting from lower production volumes as the company continues to make investments to enhance quality systems and processes. The unfavorable impacts from these factors in both periods were partially offset by improved product mix within the BioScience segment, lower pension expense and benefits from the company’s business optimization initiatives.

Marketing and Administrative Expenses

The special items identified previously had an unfavorable impact of 2.9 and 1.4 percentage points on the marketing and administrative expenses ratio in the third quarter and first nine months of 2014, respectively. The unfavorable impact was 4.3 and 1.8 percentage points in the third quarter and first nine months of 2013, respectively. Refer to the Special Items caption above for additional detail.

In addition to the impact of the special items, the marketing and administrative expenses ratio in both periods was unfavorably impacted as a result of including Gambro’s operations as well as the company’s selected investments to support new product launches in the BioScience segment. Offsetting the unfavorable impacts in both periods were savings from the company’s continued focus on controlling discretionary spending, lower pension expense and benefits from the company’s business optimization initiatives.

RESEARCH AND DEVELOPMENT

	Three months ended			Nine months ended
	September 30,		Percent change	September 30,		Percent change
(in millions)	2014	2013		2014	2013
Research and development expenses	$455	$277	64%	$1,086	$769	41%
As a percentage of net sales	10.8%	7.5%		8.9%	7.2%

R&D expenses increased 64% and 41% in the third quarter and first nine months of 2014, respectively. In addition to the special items identified previously, R&D expenses in both periods increased due to contributions from the acquisition of Gambro and new R&D investments in the BioScience segment to advance certain programs across the R&D pipeline, particularly in the areas of hematology, oncology and immunology. Refer to the 2013 Annual Report for a discussion of the company’s R&D pipeline.

BUSINESS OPTIMIZATION ITEMS

The company has implemented certain business optimization initiatives in an effort to streamline its international operations, rationalize its manufacturing facilities, enhance its general and administrative infrastructure and re-align certain R&D activities. The company estimates that business optimization activities from 2011 through 2013 have resulted in total annualized savings of approximately $0.25 per diluted share as of September 30, 2014. The company expects an additional annualized savings of approximately $0.13 per diluted share when the programs are fully implemented in 2015. The savings from these actions will impact cost of sales, marketing and administrative expenses and R&D expenses, and benefit both the BioScience and Medical Products segments. Refer to Note 6 for additional information regarding the company’s business optimization initiatives.

In the first nine months of 2014, the company recorded charges of $53 million as well as adjustments of $37 million to previous business optimization reserves that are no longer probable. The company expects annualized savings of approximately $0.03 per diluted share when these programs are fully implemented in 2015.

NET INTEREST EXPENSE

Net interest expense was $31 million and $116 million in the third quarter and first nine months of 2014, respectively, and $45 million and $87 million in the third quarter and first nine months of 2013, respectively. The decrease in the third quarter of 2014 was principally driven by the maturity of $350 million of 4.0% senior unsecured notes in March 2014 as well as the company’s interest rate swap hedging activities. The increase for the first nine months of 2014 was principally driven by an increase in debt from the issuance of $3.5 billion of senior unsecured notes in June 2013, which was partially offset by the maturity of the aforementioned senior unsecured notes and the company’s interest rate swap hedging activities.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net was $39 million and $48 million of income in the third quarter and first nine months of 2014, respectively, and $55 million of income and $10 million of expense in the third quarter and first nine months of 2013, respectively. Refer to the Special Items caption above for additional detail.

In addition to the impact of the special items, in the first nine months of 2014, the company recorded $80 million of income related to equity method investments, which primarily represented gains from the sale of certain investments as well as distributions from funds that sold portfolio companies.

Also included in other (income) expense, net were other amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency.

PRE-TAX INCOME FROM CONTINUING OPERATIONS

Refer to Note 13 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience

Pre-tax income from continuing operations decreased 23% and 14% in the third quarter and first nine months of 2014, respectively. Pre-tax income from continuing operations in both periods was impacted by special items, including R&D charges of $138 million and $198 million, respectively, related to certain upfront and milestone payments associated with the company’s collaboration arrangements as well as a $26 million expense related to the Branded Prescription Drug Fee. Additionally, a loss of $44 million was recorded in the second quarter of 2014 due to an increase in the estimated fair value of contingent payment liabilities for certain milestones associated with the prior acquisition of OBI-1 and related assets.

Excluding the impact of the above items, pre-tax income from continuing operations increased 4% and 1% in the third quarter and first nine months of 2014, respectively. Pre-tax income from continuing operations during both periods increased primarily due to sales growth of higher margin products. The increase in both periods was partially offset by increased spending on marketing and promotional programs as well as R&D investments.

Medical Products

Pre-tax income from continuing operations increased 8% in the third quarter of 2014 and decreased 11% in the first nine months of 2014. Pre-tax income from continuing operations in both periods was impacted by the Gambro acquisition and integration costs of $39 million and $102 million, respectively, as well as a $3 million expense related to the Branded Prescription Drug Fee. Additionally, a charge of $93 million was recorded in the second quarter of 2014 principally related to product remediation efforts for the SIGMA Spectrum Infusion Pump.

Pre-tax income from continuing operations in the third quarter and first nine months of 2013 was impacted by the Gambro acquisition and integration costs of $58 million and $98 million, respectively. Additionally, a charge of $25 million was recorded in the third quarter of 2013 related to an upfront payment associated with one of the company’s collaboration arrangements.

Excluding the impact of the above items, pre-tax income from continuing operations decreased 3% and 4% in the third quarter and first nine months of 2014, respectively. The decrease in both periods was driven by product mix, expedited freight for PD solutions, unfavorable foreign currency impacts, and manufacturing inefficiencies resulting from lower production volumes as the company continues to make investments to enhance quality systems and processes. The decrease was partially offset by improved performance in the Fluid Systems and Specialty Pharmaceuticals franchises.

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

INCOME TAXES

The company’s effective income tax rate for continuing operations was 23.7% and 20.5% in the three months ended September 30, 2014 and 2013, respectively, and 22.8% and 20.7% in the nine months ended September 30, 2014 and 2013, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate increased during the three and nine months ended September 30, 2014 compared to the prior periods primarily as a result of a non-deductible charge to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter by the Internal Revenue Service. The tax effect of this charge was recorded discretely during the three month period ended September 30, 2014. Additionally, the tax rate for the nine month period ended September 30, 2013 was reduced due to a tax benefit from the settlement of the bilateral Advance Pricing Agreement proceedings that the company initiated between the United States government and the government of Switzerland with respect to intellectual property, product and service transfer pricing arrangements, which was partially offset by other tax charges mainly related to the company’s joint venture in Turkey. Partially offsetting the increase in the effective tax rate attributable to the foregoing items was an increase during the three and nine months ended September 30, 2014 in income earned in foreign jurisdictions with rates of tax lower than the U.S. rate.

The company anticipates that the effective tax rate for continuing operations for the full-year 2014 will be approximately 22%, excluding the impact of audit developments and other special items.

INCOME FROM CONTINUING OPERATIONS AND EARNINGS PER DILUTED SHARE

Income from continuing operations was $447 million and $528 million for the three months ended September 30, 2014 and 2013, respectively, and $1.4 billion and $1.6 billion for the nine months ended September 30, 2014 and 2013, respectively. Income from continuing operations per diluted share was $0.82 and $0.96 for the three months ended September 30, 2014 and 2013, respectively, and $2.60 and $2.91 for the nine months ended September 30, 2014 and 2013, respectively. The significant factors and events contributing to the changes are discussed above. Additionally, income from continuing operations per diluted share was positively impacted by the company’s stock repurchase program, including the repurchase of 0.7 million and 7.0 million shares during the three months and nine months ended September 30, 2014, respectively. Refer to Note 8 for further information regarding the company’s stock repurchases.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX

Income from discontinued operations, net of tax was $21 million and $16 million for the three months ended September 30, 2014 and 2013, respectively, and $122 million and $83 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in 2014 was driven by the timing of the receipt of certain vaccines milestone payments as well as reduced R&D investments as the company redirected resources to optimize the portfolio and enhance focus on specific disease areas in the BioScience segment.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The company’s cash flows reflect both continuing and discontinued operations.

Cash flows from operations

Cash flows from operations remained flat during the first nine months of 2014 as compared to the prior year period, totaling $2.1 billion in both periods. Cash flows from operations were impacted by the factors discussed below, including the unfavorable impact of lower earnings (before non-cash items and adjustments).

Accounts Receivable

Cash outflows relating to accounts receivable for the first nine months of 2014 were $35 million compared to cash inflows of $70 million during the prior year period. Days sales outstanding decreased to 55.9 days as of September 30, 2014 from 59.4 days as of September 30, 2013, which included an unfavorable impact of 3.2 days and 4.3 days, respectively, from the acquisition of Gambro. Excluding the impact of Gambro, days sales outstanding decreased to 52.7 days as of September 30, 2014, reflecting improved collections in the United States and certain international markets as well as the favorable impact of foreign currency.

Inventories

Cash outflows relating to inventories increased in 2014 as compared to the prior year. The following is a summary of inventories as of September 30, 2014 and December 31, 2013, as well as annualized inventory turns for the third quarters of 2014 and 2013, by segment.

			Annualized inventory
	Inventories		turns for the three
	September 30,	December 31,	months ended September 30,
(in millions, except inventory turn data)	2014	2013	2014	2013
BioScience	$2,175	$2,078	1.19	1.24
Medical Products	1,529	1,421	3.63	3.33

Total company	$3,704	$3,499	2.20	2.14

The increase in inventories in 2014 was principally due to higher levels of plasma protein-related inventories in the BioScience segment to support the growth and launch of new products, including RIXUBIS, OBI-1 and HyQvia as well as higher inventory levels for the Renal franchise in the Medical Products segment. Inventory turns increased principally due to higher cost of sales as well as the favorable impact of foreign currency.

Other

Cash outflows related to accounts payable and accrued liabilities were $154 million in the first nine months of 2014 compared to $56 million in the first nine months of 2013. The increase was primarily driven by higher litigation-related payments in the first nine months of 2014. Payments related to the execution of the COLLEAGUE infusion pump recall and the company’s business optimization initiatives increased from $81 million in the first nine months of 2013 to $118 million in the first nine months of 2014. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump recall and the business optimization initiatives.

Cash flows from investing activities

Capital Expenditures

Capital expenditures increased by $288 million in the first nine months of 2014, from $1.0 billion in 2013 to $1.3 billion in 2014. The company’s investments in capital expenditures in 2014 were primarily driven by additional investments in support of capacity expansions in the BioScience segment. The company also invested in projects that enhance the company’s cost structure and manufacturing capabilities, support the company’s strategy of geographic expansion with select investments in growing markets and support an ongoing strategic focus on R&D with the expansion of facilities, pilot manufacturing sites and laboratories.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $323 million in the first nine months of 2014 principally related to the acquisitions of Chatham Therapeutics and AesRx, upfront and milestone payments associated with the company’s collaboration arrangements, and other business development activities.

Cash outflows in the first nine months of 2013 principally included $3.6 billion for the third quarter acquisition of Gambro (net of cash acquired of $88 million).

Other

Cash inflows from other investing activities included $78 million from the sale of certain investments in the first nine months of 2014 as well as $32 million of net proceeds from the divestiture of Baxter’s legacy CRRT business.

Cash inflows from other investing activities included the sale of certain assets in the first nine months of 2013.

Cash flows from financing activities

Debt Issuances, Net of Payments of Obligations

Net cash outflows related to debt and other financing obligations totaled $135 million in the first nine months of 2014 primarily related to the repayment of the company’s $350 million of 4.0% senior unsecured notes that matured in March 2014 as well as other short-term obligations, partially offset by the issuance of commercial paper.

Net cash inflows related to debt and other financing obligations totaled $3.0 billion in the first nine months of 2013 and primarily related to the company’s June 2013 issuance of $3.5 billion of senior unsecured notes with various maturities in support of the planned acquisition of Gambro, partially offset by the repayment of $300 million of 1.8% senior unsecured notes that matured in March 2013 and payment of assumed Gambro debt of $221 million after completion of the acquisition in September 2013.

Other Financing Activities

Cash dividend payments totaled $813 million and $757 million in the first nine months of 2014 and 2013, respectively. In May 2014, the board of directors declared a quarterly dividend of $0.52 per share, which was paid on July 1, 2014 to shareholders of record as of June 6, 2014. This dividend represents an increase of 6% over the previous quarterly rate of $0.49 per share.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans decreased by $148 million, from $468 million in the first nine months of 2013 to $320 million in the first nine months of 2014, primarily due to a decrease in stock option exercises.

Stock repurchases totaled $500 million and $863 million in the first nine months of 2014 and 2013, respectively. As authorized by the board of directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the board of directors authorized repurchases of up to $2.0 billion of the company’s common stock. As of September 30, 2014, $521 million remained available under the July 2012 authorization.

CREDIT FACILITIES, ACCESS TO CAPITAL AND CREDIT RATINGS

Credit facilities

The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and was set to mature in June 2015. The company also maintains a Euro-denominated credit facility with a maximum capacity of $388 million as of September 30, 2014, which was set to mature in December 2014. In July 2014, the company amended its primary and Euro-denominated revolving credit facilities to extend the termination date of both facilities to December 31, 2015. There were no other material changes to the terms of the facilities as a result of the amendments.

These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. As of September 30, 2014, the company was in compliance with the financial covenants in these agreements. There were no borrowings outstanding under either of these facilities as of September 30, 2014. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Refer to Note 7 to the company’s consolidated financial statements in the 2013 Annual Report for further discussion of the company’s credit facilities.

Access to capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.1 billion of cash and equivalents as of September 30, 2014, with adequate liquidity available to meet operating requirements in each jurisdiction in which the company operates. The divestiture of the Vaccines franchise is not expected to have a significant impact on the company’s liquidity. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of September 30, 2014, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $417 million (of which $42 million related to Greece). This represents a $144 million decrease from December 31, 2013, primarily as a result of the collection of certain past due receivables in Spain.

While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit ratings

In March 2014, Standard & Poor’s lowered its ratings on Baxter’s senior debt to A- and short-term debt to A2 from A and A1, respectively, at December 31, 2013. All rating agencies have the Company’s outlook as negative. The change in the credit ratings and outlook is due to the planned spin-off of Baxter’s biopharmaceuticals business as detailed in Note 1. Refer to the 2013 Annual Report for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2013 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2013 Annual Report. There have been no significant changes in the company’s application of its critical accounting policies during the first nine months of 2014.

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

CERTAIN REGULATORY MATTERS

In July 2014, the company received a Warning Letter from FDA primarily relating to processes implemented to ensure the absence of particulate matter or leaks associated with products manufactured at the company’s Aibonito, Puerto Rico, plant. The company is working with FDA to resolve this matter, as well as each of the other Warning Letters listed below.

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

On October 9, 2014, the company had a Regulatory Meeting with FDA to discuss the Warning Letters described above. At the meeting, the company agreed to work closely with FDA to provide regular updates on its progress to meet all requirements and resolve all matters identified in the Warning Letters described above.

Please see Item 1A of the 2013 Annual Report for additional discussion of regulatory matters and how they may impact the company.

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements, including statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, the company’s exposure to financial market volatility and foreign currency and interest rate risk, the planned spin-off of the biopharmaceuticals business, the planned divestiture of the vaccines business, credit exposure to foreign governments, contingent payments, business development activities including the future market price of current investments, future sales growth, the company’s R&D pipeline including plans regarding clinical trials, regulatory actions and filings and product launches, potential product competition, future capital and R&D expenditures, future debt issuances, the adequacy of the company’s credit facilities and financial flexibility, the effective tax rate in 2014, future changes to employee benefits, and all other statements that do not relate to historical facts. The statements are based on assumptions about many important factors, including:

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of September 30, 2014 is 15 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company. Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which resulted in a charge of $11 million during the first quarter of 2013. As of September 30, 2014, the company’s subsidiary in Venezuela had net assets of $22 million denominated in the Venezuelan Bolivar. In the first nine months of 2014, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at September 30, 2014, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $26 million would decrease by $80 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at September 30, 2014 by replacing the actual exchange rates at September 30, 2014 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2013 Annual Report. There were no significant changes during the quarter ended September 30, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2014. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no other changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 and 2013 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2014, and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three- and nine-month periods ended September 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the company’s management.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

October 29, 2014

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Part I, Item 1, Note 12 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about the company’s common stock repurchases during the three-month period ended September 30, 2014.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
July 1, 2014 through July 31, 2014	651,900	$76.71	651,900
August 1, 2014 through August 31, 2014	—	$ —	—
September 1, 2014 through September 30, 2014	—	$ —	—
Total	651,900	$76.71	651,900	$520,602,474

(1)	In July 2012, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. During the third quarter of 2014, the company repurchased 0.7 million shares for $50 million under this program. This program does not have an expiration date.

Item 5.	Other Information

The following shareholder litigation notice is related to the proposed settlement of that certain consolidated derivative suit filed in the U.S.D.C. for the Northern District of Illinois described in Note 12 to the company’s condensed interim consolidated financial statements included under Part I, Item 1 of this Form 10-Q.

UNITED STATES DISTRICT COURT

NORTHERN DISTRICT OF ILLINOIS

EASTERN DIVISION

WESTMORELAND COUNTY	)

EMPLOYEE RETIREMENT SYSTEM,	)	Case No. 10 C 6514

Derivatively on Behalf of BAXTER	)

INTERNATIONAL INC.,	)

	)	Hon. John J. Tharp, Jr.
Plaintiff,	)
vs.	)

)

ROBERT L. PARKINSON, et al.,	)

)
Defendants,	)

)
- and -)

)

BAXTER INTERNATIONAL INC.	)

)
Nominal	)
Defendant	)
)

NOTICE OF PROPOSED SETTLEMENT OF DERIVATIVE

ACTION, FINAL SETTLEMENT HEARING, AND RIGHT TO APPEAR

TO:	ALL RECORD HOLDERS AND BENEFICIAL OWNERS OF SHARES OF THE COMMON STOCK OF BAXTER INTERNATIONAL INC. AS OF THE PRELIMINARY APPROVAL OF SETTLEMENT, OCTOBER 15, 2014, UPDATED OCTOBER 22, 2014, WHO CONTINUE TO HOLD SUCH SHARES

PLEASE READ THIS NOTICE CAREFULLY AND IN ITS ENTIRETY

THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF ILLINOIS HAS AUTHORIZED THIS NOTICE TO BE SENT TO YOU

THIS IS NOT A SOLICITATION

This notice (the “Notice”)1 advises you of the proposed settlement (the “Settlement”) of derivative claims brought by Lead Plaintiff Westmoreland County Employee Retirement System (“Lead Plaintiff”) against certain current and former directors and officers (“Individual Defendants”)2 of Baxter International Inc. (the “Company” or “Baxter”) (collectively with the Individual Defendants, “Defendants”) in the above-captioned action (the “Action”). The parties to the Action have entered into a Stipulation, which is subject to approval by the United States District Court for the Northern District of Illinois (“the Court”) before becoming final. If the Settlement is approved by the Court, all Released Claims against all of the Released Parties (as those terms are defined in the Stipulation) will be dismissed with prejudice.

A hearing (the “Settlement Hearing”) will be held before the Honorable John J. Tharp, Jr. on February 27, 2015 at 10:00 a.m. at Courtroom 1419 of the United States District Court for the Northern District of Illinois, Everett McKinley Dirksen United States Courthouse, 219 South Dearborn Street, Chicago, Illinois 60604, to determine: (i) whether the proposed Settlement should be approved by the Court as fair, reasonable, and adequate; (ii) whether the Action should be dismissed with prejudice; (iii) whether the Court should award attorneys’ fees and reimbursement of expenses for Lead Plaintiff’s Counsel, and in what amount; and (iv) to hear such other matters as may properly come before the Court.

This Notice summarizes the nature of the Action, the terms of the proposed Settlement, and your rights in connection with the Settlement and the Settlement Hearing. Nothing in this Notice constitutes a finding by the Court regarding the merits of the claims or defenses asserted by any party, the merits of the Settlement, or any other matter. Nor does it reflect the views of the Court.

The Defendants have denied the allegations against them and continue to deny vigorously any wrongdoing or liability with respect to all claims asserted in the Action. They nonetheless support the Settlement because they recognize and believe that it is in the Company’s best interests to resolve the Action, considering such factors as the time, expense, and distraction further litigation would cause.

The Court-appointed Lead Plaintiff believes that the proposed Settlement will put in place substantive corporate governance reforms that will significantly assist Baxter in maintaining close oversight of its interactions with the United States Food & Drug Administration (the “FDA”). On March 27, 2014, Baxter announced its plan to spin off in mid-2015 its BioScience business as a separate global healthcare company focused on innovative biopharmaceuticals. Baxter’s Medical Products business will retain the “Baxter” name. The corporate governance reforms mentioned above will apply solely to Baxter’s Medical Products business, and those obligations shall remain solely and exclusively with Baxter’s Medical Products business after the spin-off of the biopharmaceuticals business.

The parties believe that the Settlement is in the best interests of Baxter and its shareholders.

YOU SHOULD READ THIS NOTICE CAREFULLY BECAUSE YOUR LEGAL RIGHTS MAY BE AFFECTED.

[1]	All capitalized terms not otherwise defined herein have the same meaning as the terms defined in the Stipulation and Agreement of Settlement (“Stipulation”).
[2]	The Individual Defendants are: Walter E. Boomer, Blake E. Devitt, John D. Forsyth, Gail D. Fosler, James R. Gavin III, Peter S. Hellman, Wayne T. Hockmeyer, Joseph B. Martin, Carole J. Shapazian, Thomas T. Stallkamp, K.J. Storm, Albert P.L. Stroucken, Robert L. Parkinson, Jr., Robert M. Davis, Norbert G. Riedel, Joy A. Amundson, Bruce H. McGillivray, and Cheryl L. White.

I.	What Is the Action About?

The Action that is the subject of this Notice seeks recovery on behalf of Baxter based on claims of breaches of fiduciary duty asserted against the Individual Defendants in a consolidated shareholder derivative action pending in the United States District Court for the Northern District of Illinois on behalf of Baxter. Westmoreland County Employee Retirement System was appointed Lead Plaintiff, and Scott+Scott, Attorneys at Law, LLP was appointed Lead Counsel, of the consolidated Action. (Lead Counsel is referred to herein as “Lead Plaintiff’s Counsel.”)

The Action alleges that the Individual Defendants breached the fiduciary duties they owed to Baxter in connection with a variety of events, including, among others: (i) the FDA’s recall of Baxter’s Colleague Volumetric Infusion Pumps; (ii) the discovery of a contaminant in the active pharmaceutical ingredient of heparin, an anticoagulant sold by Baxter, (iii) alleged misrepresentations relating to Baxter’s plasma-protein therapies business and Baxter’s remediation of the Colleague pump; (iv) a warning letter from the FDA to Baxter relating to Baxter’s marketing of its Aralast NP product; (v) the discovery of contaminated lots of peritoneal dialysis solutions manufactured by Baxter in Castlebar, Ireland, and (vi) alleged sales of Company stock by certain officers and directors.

II.	What Are the Terms of the Proposed Settlement?

The proposed Settlement provides, among other things, that Baxter will spend at least $4 million per year over the next three years on new initiatives directed to quality and regulatory compliance, as set forth in Exhibit A hereto.

III.	What Are the Reasons for the Settlement?

In recommending that the parties settle at this time under the terms and conditions set forth in the Settlement, Lead Plaintiff’s Counsel has weighed the risks of further litigation against the benefits that counsel was able to obtain for Baxter and its shareholders pursuant to the Settlement. Lead Plaintiff’s Counsel believes that the Settlement confers material benefits upon Baxter and its shareholders. The Settlement has been achieved after significant investigation, analysis, and litigation by Lead Plaintiff’s Counsel, including the reversal of the Court’s dismissal of the case by the Seventh Circuit Court of Appeals. The detailed provisions of the Settlement reflect the results of intensive arm’s-length negotiations between the parties, as well as the expertise of a corporate governance expert retained by Lead Plaintiff’s Counsel.

The Defendants have denied and continue to deny that they have any liability as a result of any or all of the allegations asserted in the Action or that they engaged in any wrongdoing whatsoever. Baxter and the Individual Defendants are entering into the Settlement to enhance Baxter’s corporate governance policies to benefit Baxter and its shareholders, and to eliminate the burden, distraction, expense, and uncertainty of further litigation.

IV.	What Attorneys’ Fees and Reimbursement of Expenses Will Be Sought?

In the Settlement, the parties agree that Lead Plaintiff’s Counsel may request a fee award of not more than $3,900,000.00, which includes reimbursement of their costs and expenses, subject to Court approval. Lead Plaintiff’s Counsel have been retained on a contingent fee basis and, thus, to date they have not been paid for their legal services or reimbursed for expenses they have incurred in connection with the litigation of the Action.

The attorneys’ fees and award of expenses for which Lead Plaintiff’s Counsel will seek Court approval were the subject of arm’s-length negotiations begun after the principal terms of the proposed Settlement were agreed upon.

V.	What Will Happen at the Settlement Hearing?

The Court has scheduled a Settlement Hearing for February 27, 2015 at 10:00 a.m. At this hearing, the Court will hear any objections to any aspect of the Settlement raised by any current Baxter shareholder. At or following the hearing, the Court will determine whether the Settlement is fair, reasonable, and adequate, and determine whether to enter a final order approving the Settlement. The Court will also consider Lead Plaintiff’s Counsel’s application for attorneys’ fees and reimbursement of expenses.

Pending final determination of whether the Settlement should be approved, Lead Plaintiff, Defendants, and all Baxter shareholders are barred and enjoined from instituting or prosecuting any action that asserts any of the Released Claims against any of the Released Parties (as those terms are defined in the Stipulation).

YOU ARE NOT REQUIRED TO PARTICIPATE IN OR ATTEND THE SETTLEMENT HEARING, BUT MAY DO SO IF YOU WISH. If you are a current Baxter shareholder, and you wish to express an objection to any portion of the Settlement or Lead Plaintiff’s Counsel’s application for attorneys’ fees and reimbursement of expenses, you must send a signed letter or other signed written submission providing a detailed statement of your specific objections. Your written objection must: (i) state your name, address, and telephone number; (ii) provide the number of shares of Baxter common stock you own as of the date of the submission, accompanied by copies of brokerage statements evidencing such ownership of Baxter common stock; and (iii) provide a detailed description of your specific objections to any matter before the Court, all the grounds for your objections, and any documents you wish the Court to consider. You must mail the objection and your supporting papers to the Court and each of the attorneys listed at the addresses provided below to arrive no later than February 6, 2015. YOUR OBJECTION MUST BE IN WRITING AND RECEIVED BY THIS DATE TO BE CONSIDERED. If your objection is not received in a timely manner, the Court may deem it waived and may not consider it.

Court:

Clerk of the Court

United States District Court for the Northern District of Illinois

Everett McKinley Dirksen United States Courthouse

219 South Dearborn Street

Chicago, IL 60604

Lead Plaintiff’s Counsel:

Judith S. Scolnick, Esq.

Scott+Scott, Attorneys at Law, LLP

The Chrysler Building

405 Lexington Avenue, 40th Floor

New York, NY 10174

Baxter’s Counsel:

Robert J. Kopecky, Esq.

Kirkland & Ellis, LLP

300 North LaSalle

Chicago, IL 60601

Individual Defendants’ Counsel:

Matthew R. Kipp, Esq.

Skadden, Arps, Slate, Meagher & Flom LLP

155 N. Wacker Drive

Chicago, IL 60606-1720

The Court will consider your written objection whether or not you choose to attend the Settlement Hearing. You may also choose to retain your own lawyer at your own expense to represent you with respect to any objection you may have. If you or your lawyer would like to speak at the Settlement Hearing, you must send a letter stating that you intend to appear and speak at the Settlement Hearing. The letter must include the name(s) of your attorney(s) and any witness(es) you may call to testify and must identify any documents you intend to introduce into evidence at the Settlement Hearing. The letter must also include: (i) your name, address, and telephone number; and (ii) the number of shares of Baxter common stock you own as of the date of the submission, accompanied by copies of brokerage statements evidencing such ownership of Baxter common stock. Your letter must be received no later than February 6, 2015 by the Clerk of the Court, Lead Plaintiff’s Counsel, and Defendants’ Counsel at the addresses provided above. The date of the Settlement Hearing is subject to change without further notice to Baxter shareholders. If you or your lawyer intends to attend the Settlement Hearing, you should confirm the date and time with Lead Plaintiff’s Counsel.

VI.	What Is the Effect of the Court’s Approval of the Settlement?

If the Settlement is approved, the Court will enter a Final Order and Judgment. The Final Order and Judgment (the “Judgment”) will dismiss the Action with prejudice. The full terms of the dismissal of Released Claims are set forth in the Stipulation. The following is only intended as a summary.

Release of Claims by the Company, any Committees of its Board, Company Stockholders and Lead Plaintiff: Upon the Effective Date, Lead Plaintiff, the Company, any Committees of its Board of Directors, and all Company Stockholders (derivatively on behalf of the Company) shall, by operation of the Judgment and to the fullest extent allowed by law, (i) release and be deemed to release and forever discharge the Released Plaintiff Claims against the Released Defendant Persons, (ii) covenant and be deemed to covenant not to sue any of the Released Defendant Persons with regard to any Released Plaintiff Claims, and (iii) forever be barred and enjoined from asserting any Released Plaintiff Claims against any Released Defendant Persons.

“Released Plaintiff Claims” means any and all Claims on behalf of Baxter that (a) have been asserted in this Action, or (b) could have been asserted in this Action, or in any other court action or before any court, administrative body, tribunal, arbitration panel, or other adjudicatory body, from January 2008 through the date of this Stipulation, that are based upon, arise out of, or relate in any way, directly or indirectly, to the allegations made in, or the subject matters of, this Action. Notwithstanding the foregoing, Released Plaintiff Claims shall not mean and do not include any claims by the Parties to enforce the terms of this Stipulation.

“Released Defendant Persons” means Baxter, all current and former directors of the Company, and all Defendants and any of their respective employers, parent entities, controlling persons, principals, affiliates, or subsidiaries and each of their respective past or present officers, directors, partners, stockholders, representatives, employees, attorneys, financial or investment advisors, consultants, accountants, investment bankers, commercial bankers, agents, heirs, executors, trustees, personal representatives, estates, administrators, predecessors, successors, assigns, insurers, and reinsurers.

Release of Claims by Defendants: Upon the Effective Date, the Company, and committees of its Board of Directors, and the Individual Defendants, by operation of the Judgment and to the fullest extent allowed by law, shall (i) release and be deemed to release and forever discharge the Released Defendant Claims against the Released Plaintiff Persons, (ii) covenant and be deemed to covenant not to sue any of the Released Plaintiff Persons with regard to any Released Defendant Claims, and (iii) forever be barred and enjoined from asserting any Released Defendant Claims against any Released Plaintiff Persons.

“Released Defendant Claims” means any and all Claims that are based upon or arise out of the institution, prosecution, or settlement of the claims asserted by the Lead Plaintiff in this Action. Notwithstanding the foregoing, Released Defendant Claims shall not mean and does not include any claims by the Parties to enforce the terms of the Stipulation.

“Released Plaintiff Persons” means the Lead Plaintiff and Lead Plaintiff’s Counsel.

“Unknown Claims” means any Released Plaintiff Claims that the Company, any committee of its Board of Directors, Lead Plaintiff, or any other Company Stockholder does not know or suspect to exist in his, her, or its favor at the time of the release of the Released Defendant Persons, and any Released Defendant Claims that the Company, any committee of its Board, or any of the Defendants does not know or suspect to exist in his, her, or its favor at the time of the release of the Released Plaintiff Persons.

Waiver of Rights Conferred by California Civil Code Section 1542: Plaintiff, the Individual Defendants, the Company, and any committee of its Board of Directors expressly acknowledge, and all Company Stockholders shall be deemed to acknowledge, that he, she, they, or it has been advised by his, her, their, or its attorney concerning, and/or is familiar with, the provisions of California Code Section 1542, which provides:

A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS OR HER FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM OR HER MUST HAVE MATERIALLY AFFECTED HIS OR HER SETTLEMENT WITH THE DEBTOR.

Plaintiff, the Individual Defendants, the Company, and any committee of its Board of Directors expressly acknowledge, and all Company Stockholders shall be deemed to acknowledge: (i) that he, she, they, or it may hereafter discover facts in addition to those that he, she, they, or it now knows or believes to be true with respect to the Action and the Released Plaintiff Claims and Released Defendant Claims, as applicable; and (ii) that he, she, they, or it may have sustained damages, losses, fees, costs and/or expenses that are presently unknown and unsuspected with respect to Released Plaintiff Claims and Released Defendant Claims, as applicable, and that such damages, losses, fees, costs, and/or expenses as the Plaintiff, the Company, any committee of its Board, the Individual Defendants, and any Company Stockholders may have sustained might give rise to additional damages, losses, fees, costs, and/or expenses in the future. Nevertheless, the Plaintiff, the Company, any committee of its Board, and the Individual Defendants, expressly acknowledge, and all Company Stockholders shall be deemed to acknowledge, that the Stipulation has been negotiated and agreed upon in light of such possible unknown facts and such possible damages, losses, fees, costs, and/or expenses, and each expressly waives, or shall be deemed to have waived, any and all rights under California Civil Code Section 1542 and under any other federal or state statute or law of similar effect. Plaintiff, the Company, any committees of its Board, and the Individual Defendants expressly acknowledge, and all Company Stockholders shall be deemed to have acknowledged, that this waiver was separately bargained for and is a material term of the Stipulation.

Since the Company will have released the Released Plaintiff Claims against the Released Defendant Persons, upon the Effective Date, no Company Stockholder will be able to bring another action asserting those claims against those persons on behalf of Baxter.

Pending final determination of whether the Settlement should be approved, all proceedings in the Action, other than such proceedings as may be necessary to carry out the terms and conditions of the Settlement, have been stayed and suspended until further order of this Court. Pending final determination of whether the Settlement should be approved, Lead Plaintiff, Plaintiff’s Counsel, all other Company Stockholders, the Settling Defendants, the Company, and any committee of its Board, or any of them as applicable, are enjoined from filing, commencing, or prosecuting any other lawsuit in any jurisdiction with respect to any Released Plaintiff Claims or Released Defendant Claims.

Neither the Settlement nor any act performed or document executed pursuant to or in furtherance of the Settlement or the negotiation thereof, including this Notice, is or may be deemed to be an admission or, or evidence of, any fault, liability, or omission of any of the Individual Defendants or the Released Parties in any proceeding of any kind or nature.

VII.	How Do You Get More Information About the Action and the Proposed Settlement?

The foregoing description of the lawsuit, the terms of the proposed Settlement, the Settlement Hearing, and other matters described herein is only a summary. For the full details of the lawsuit and the terms and conditions of the Stipulation, Baxter’s shareholders are referred to the Court filings, which may be examined during regular business hours at the Office of the Clerk of the Court, Clerk of the Court, United States District Court for the Northern District of Illinois

Everett McKinley Dirksen United States Courthouse, 219 South Dearborn Street, Chicago, IL 60604.

PLEASE DO NOT CONTACT THE COURT FOR INFORMATION OR

TELEPHONE THE COURT OR CLERK’S OFFICE REGARDING THIS NOTICE.

Any questions regarding this Notice or the proposed Settlement, or requests to obtain copies of Settlement-related documents, including copies of the papers to be submitted in support of final approval of the Settlement and the application for attorneys’ fees and reimbursement of expenses, may be directed to the following Lead Plaintiff’s Counsel:

Judith S. Scolnick, Esq.

Scott+Scott, Attorneys at Law, LLP

The Chrysler Building

405 Lexington Avenue, 40th Floor

New York, NY 10174

Email: jscolnick@scott-scott.com

DATE: October 29, 2014

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

BAXTER INTERNATIONAL INC.
(Registrant)

Date: October 29, 2014	By:	/s/ Robert J. Hombach
Robert J. Hombach
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)