Form 10-K
period 2014-12-31
BAXTER INTERNATIONAL INC
filed 2015-02-26
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $72.30 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $39 billion. There is no non-voting common equity held by non-affiliates of the registrant. The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2015 was 542,581,466.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive 2015 proxy statement for use in connection with its Annual Meeting of Shareholders to be held on May 5, 2015 are incorporated by reference into Part III of this report.

PART I

Item 1.    Business.

Company Overview

Baxter International Inc., through its subsidiaries, develops, manufactures and markets products that save and sustain the lives of people with hemophilia, immune disorders, infectious diseases, kidney disease, trauma, and other chronic and acute medical conditions. As a global, diversified healthcare company, Baxter applies a unique combination of expertise in medical devices, pharmaceuticals and biotechnology to create products that advance patient care worldwide. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices, clinical and medical research laboratories, and by patients at home under physician supervision. Baxter manufactures products in 29 countries and sells them in more than 100 countries.

Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, “Baxter International” means Baxter International Inc. and “Baxter,” the “company” or the “Company” means Baxter International and its consolidated subsidiaries.

Business Segments and Products

The company operates in two segments: BioScience and Medical Products.

The BioScience business processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; and biosurgery products. Additionally, the BioScience business is investing in new disease areas, including oncology, as well as emerging technology platforms, including gene therapy and biosimilars.

The Medical Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failures, along with other renal therapies, which business was enhanced through the 2013 acquisition of Gambro AB (Gambro). The Medical Products business now offers a comprehensive portfolio to meet the needs of patients across the treatment continuum, including technologies and therapies for peritoneal dialysis (PD), in-center hemodialysis (HD), home HD (HHD), continuous renal replacement therapy (CRRT) and additional dialysis services.

For financial information about Baxter’s segments and principal product categories, see Note 17 in Item 8 of this Annual Report on Form 10-K.

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

International Operations

The majority of the company’s revenues are generated outside of the United States and geographic expansion remains a core component of the company’s strategy. Baxter’s international presence includes operations in Europe (including Eastern and Central Europe), the Middle East, Africa, Asia-Pacific, Latin America and Canada. The company is subject to certain risks inherent in conducting business outside the United States. For more information on these risks, see the information under the captions “We are subject to risks associated with doing business globally” and “Changes in foreign currency exchange rates and interest rates could have a material adverse effect on our operating results and liquidity” in Item 1A of this Annual Report on Form 10-K.

For financial information about foreign and domestic operations and geographic information, see Note 17 in Item 8 of this Annual Report on Form 10-K. For more information regarding foreign currency exchange risk, refer to the discussion under the caption entitled “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K.

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

Competition and Healthcare Cost Containment

Baxter’s BioScience and Medical Products businesses enjoy leading positions based on a number of competitive advantages. The BioScience business benefits from continued innovation in its products and therapies, consistency of its supply of products, and strong customer relationships. The Medical Products business benefits from the breadth and depth of its product offering, as well as strong relationships with customers, including hospitals and clinics, group purchasing organizations, pharmaceutical and biotechnology companies, and patients, many who self-administer the home-based therapies supplied by Baxter. Baxter as a whole benefits from efficiencies and cost advantages resulting from shared manufacturing facilities and the technological advantages of its products.

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

Intellectual Property

Patents and other proprietary rights are essential to Baxter’s business. Baxter relies on patents, trademarks, copyrights, trade secrets, know-how and confidentiality agreements to develop, maintain and strengthen its competitive position. Baxter owns a number of patents and trademarks throughout the world and has entered into license arrangements relating to various third-party patents and technologies. Products manufactured by Baxter are sold primarily under its own trademarks and trade names. Some products distributed by the company are sold under the company’s trade names, while others are sold under trade names owned by its suppliers or partners. Trade secret protection of unpatented confidential and proprietary information is also important to Baxter. The company maintains certain details about its processes, products and technology as trade secrets and generally requires employees, consultants, parties to collaboration agreements and other business partners to enter into confidentiality agreements. These agreements may be breached and Baxter may not have adequate remedies for any breach. In addition, Baxter’s trade secrets may otherwise become known or be independently discovered by competitors. To the extent that Baxter’s employees, consultants, parties to collaboration agreements and other business partners use intellectual property owned by others in their work for the company, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Baxter operates in an industry susceptible to significant patent litigation. At any given time, the company is involved as either a plaintiff or defendant in a number of patent infringement and other intellectual property-related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products. For more information on patent and other litigation, see Note 16 in Item 8 of this Annual Report on Form 10-K.

Research and Development

Baxter’s investment in research and development (R&D) is essential to its future growth and its ability to remain competitive in each of its business segments. Accordingly, Baxter continues to focus its investment on R&D programs to enhance future growth through clinical differentiation. Expenditures for Baxter’s R&D activities were $1.4 billion in 2014, $1.2 billion in 2013 and $1.1 billion in 2012. These expenditures include costs associated with R&D activities performed at the company’s R&D centers located around the world, which include facilities in Austria, Belgium, Sweden, Italy, Germany, China, Japan and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxter locations. Included in Baxter’s R&D activities in 2014 were upfront and milestone payments of $217 million related to collaboration arrangements and $83 million related to business optimization charges.

The company’s research efforts emphasize self-manufactured product development, and portions of that research relate to multiple product categories. Baxter supplements its own R&D efforts by acquiring various technologies and entering into development and other collaboration agreements with third parties. In July 2011, Baxter established Baxter Ventures, a strategic initiative to invest in early-stage companies developing products and therapies to accelerate innovation and growth for the company. Through December 31, 2014, Baxter Ventures’ portfolio has included investments in such therapeutic areas as immunology, hematology and renal. In addition, Baxter’s BioScience business has been actively engaged in investigating new potential biosimilar and oncology treatments, primarily through business collaborations.

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

Each product that Baxter markets is required to meet specific quality standards, both in packaging and in product integrity and quality. If either of those is determined to be compromised at any time, Baxter takes corrective and preventive actions designed to ensure compliance with regulatory requirements and to meet customer expectations. For more information on corrective actions taken by Baxter, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.

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

Employees

As of December 31, 2014, Baxter employed approximately 66,000 people.

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

The sales, marketing and pricing of products and relationships that pharmaceutical and medical device companies have with healthcare providers are under increased scrutiny by federal, state and foreign government agencies. Compliance with the Anti-Kickback Statute, False Claims Act, Food, Drug and Cosmetic Act (including as these laws relate to off-label promotion of products) and other healthcare related laws, as well as competition, data and patient privacy and export and import laws, is under increased focus by the agencies charged with overseeing such activities, including FDA, OIG, DOJ and the Federal Trade Commission. The DOJ and the Securities and Exchange Commission have also increased their focus on the enforcement of the U.S. Foreign Corrupt Practices Act (FCPA), particularly as it relates to the conduct of pharmaceutical companies. The FCPA and similar anti-bribery laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Healthcare professionals in many countries are employed by the government and consequently may be considered government officials. Foreign governments have also increased their scrutiny of pharmaceutical and medical device companies’ sales and marketing activities and relationships with healthcare providers and competitive practices generally. The laws and standards governing the promotion, sale and reimbursement of our products and those governing our relationships with healthcare providers and governments, including the Sunshine Act enacted under the Patient Protection and Affordable Care Act, can be complicated, are subject to frequent change and may be violated unknowingly. We have compliance programs in place, including policies, training and various forms of monitoring, designed to address these risks. Nonetheless, these programs and policies may not always protect us from conduct by individual employees that violate these laws. Violations or allegations of violations of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, financial condition and results of operations. For more information related to the company’s ongoing government investigations, please refer to Note 16 in Item 8 of this Annual Report on Form 10-K.

The laws and regulations discussed above are broad in scope and subject to evolving interpretations, which could require us to incur substantial cost associated with compliance or to alter one or more of our sales and marketing practices and may subject us to enforcement actions which could adversely affect our business, financial condition and results of operations.

If reimbursement or other payment for our current or future products is reduced or modified in the United States or abroad, including through the implementation of government-sponsored healthcare reform or other similar actions, cost containment measures, or changes to policies with respect to pricing, taxation or rebates, then our business could suffer.

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

Global efforts toward healthcare cost containment continue to exert pressure on product pricing. Governments around the world use various mechanisms to control healthcare expenditures such as price controls, the formation of public contracting authorities, product formularies (lists of recommended or approved products), and competitive tenders which require the submission of a bid to sell products. Sales of our products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payors. In much of Europe, Latin America, Asia and Australia, for example, the government provides healthcare at low cost to patients, and controls its expenditures by purchasing products through public tenders, collective purchasing, regulating prices, setting reference prices in public tenders or limiting reimbursement or patient access to certain products. Additionally, austerity measures or other reforms by foreign governments may limit, reduce or eliminate payments for our products and adversely affect both pricing flexibility and demand for our products.

For example, in the United States the Patient Protection and Affordable Care Act (PPACA), which was signed into law in March 2010, includes several provisions which impact our businesses in the United States, including increased Medicaid rebates and an expansion of the 340B Drug Pricing Program which provides certain qualified entities, such as hospitals serving disadvantaged populations, with discounts on the purchase of drugs for outpatient use and an excise tax on the sale of certain drugs. We may also experience downward pricing pressure as the PPACA reduces Medicare and Medicaid payments to hospitals and other providers. While it is intended to expand health insurance coverage and increase access to medical care generally, the long-term impact of the PPACA on our business and the demand for our products is uncertain.

As a result of these and other measures, including future measures or reforms that cannot be predicted, reimbursement may not be available or sufficient to allow us to sell our products on a competitive basis.

Legislation and regulations affecting reimbursement for our products may change at any time and in ways that may be adverse to us. We cannot predict the impact of these pressures and initiatives, or any negative effects of any additional regulations that may affect our business.

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

For more information on recent business development activities, see Note 5 in Item 8 of this Annual Report on Form 10-K.

The nature of producing plasma-based therapies may prevent us from timely responding to market forces and effectively managing our production capacity.

The production of plasma-based therapies is a lengthy and complex process, and we source our plasma both externally and internally through BioLife Plasma Services L.P. (BioLife), our wholly-owned subsidiary. Efforts to increase the collection of plasma or the production of plasma-based therapies may include the construction and regulatory approval of additional plasma collection facilities and plasma fractionation facilities. We are in the process of building a state-of-the-art manufacturing facility near Covington, Georgia to support growth of our plasma-based treatments, with commercial production scheduled to begin in 2018. The development of such facilities involves a lengthy regulatory process and is highly capital intensive. In addition, access to,transport and use of plasma may be subject to restrictions by governmental agencies both inside and outside the United States. As a result, our ability to match our collection and production of plasma-based therapies to market demand is imprecise and may result in a failure to meet market demand for our plasma-based therapies or, alternatively, an oversupply of inventory. Failure to meet market demand for our plasma-based therapies may result in customers transitioning to available competitive products resulting in a loss of market share or customer confidence. In the event of an oversupply, we may be forced to lower the prices we charge for some of our plasma-based therapies, close collection and processing facilities, record asset impairment charges or take other action which may adversely affect our business, financial condition and results of operations.

If we are unable to obtain sufficient components or raw materials on a timely basis or if we experience other manufacturing or supply difficulties, our business may be adversely affected.

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in more than 50 manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply but we cannot guarantee these efforts will always be successful. Further, while efforts are made to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. For most of our components and materials for which a sole supplier is used, we believe that alternative sources of supply exist and have made a strategic determination to use a sole supplier. In very limited instances, however, we do rely upon sole supplier relationships for which no alternatives have currently been identified. Although we do carry strategic inventory and maintain insurance to mitigate the potential risk related to any related supply disruption, there can be no assurance that such measures will be effective. Due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner, and our ability to make product sales.

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

Several of our products are manufactured at a single manufacturing facility or stored at a single storage site. Loss or damage to a manufacturing facility or storage site due to a natural disaster or otherwise could adversely affect our ability to manufacture sufficient quantities of key products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences. Because of the time required to approve and license a manufacturing facility a third party manufacturer may not be available on a timely basis to replace production capacity in the event we lose manufacturing capacity or products are otherwise unavailable due to natural disaster, regulatory action or otherwise.

The proposed spin-off of Baxter’s biopharmaceutical business may not be completed on the terms or timeline currently contemplated, if at all, and may not achieve the intended results.

In March 2014, Baxter announced plans to create two separate, independent global healthcare companies — one focused on developing and marketing innovative biopharmaceuticals and the other on life-saving medical products — through a tax-free distribution to Baxter shareholders of publicly traded stock in the new biopharmaceuticals company. The transaction is expected to be completed by mid-year 2015. Unanticipated developments could delay, prevent or otherwise adversely affect this proposed spin-off, including but not limited to disruptions in general market conditions or potential problems or delays in obtaining various regulatory, tax and works council approvals or clearances. In addition, consummation of the proposed spin-off will require final approval from our Board of Directors. Therefore, we cannot assure that we will be able to complete the spin-off on the terms or on the timeline that we announced, if at all.

We will incur significant expenses in connection with the spin-off. In addition, completion of the proposed spin-off will require significant amounts of management’s time and effort which may divert management’s attention from other aspects of our business operations. Further, if the spin-off is completed, it may not achieve the intended results. The spin-off will also require modifications to the company’s systems and processes used to operate our business and accurately maintain the company’s books and records. We may experience delays, increased costs and other difficulties related to these modifications which could adversely affect our business operations, results of operations or financial condition.

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

Although our employees, consultants, parties to collaboration agreements and other business partners are generally subject to confidentiality or similar agreements to protect our confidential and proprietary information, these agreements may be breached, and we may not have adequate remedies for any breach. To the extent that our employees, consultants, parties to collaboration agreements and other business partners use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Furthermore, our intellectual property, other proprietary technology and other sensitive company data is potentially vulnerable to loss, damage or misappropriation from system malfunction, computer viruses, unauthorized access to our data or misappropriation or misuse thereof by those with permitted access and other events. While we have invested to protect our intellectual property and other data, and continue to work diligently in this area, there can be no assurance that our precautionary measures will prevent breakdowns, breaches, cyber incidents or other events. Such events could have a material adverse effect on our reputation, business, financial condition or results of operations.

Misappropriation or other loss of our intellectual property from any of the foregoing would have an adverse effect on our competitive position and may cause us to incur substantial litigation costs.

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

Changes in foreign currency exchange rates and interest rates could have a material adverse effect on our operating results and liquidity.

We generate the majority of our revenue outside the United States. As a result, our financial results may be adversely affected by fluctuations in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. We may experience additional volatility as a result of inflationary pressures and other macroeconomic factors in certain emerging market countries. We are also exposed to changes in interest rates, and our ability to access the money markets and capital markets could be impeded if adverse liquidity market conditions occur. A discussion of the financial impact of foreign exchange rate and interest rate fluctuations, and the ways and extent to which we attempt to mitigate such impact is contained under the caption “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K.

Changes in tax laws or exposure to additional income tax liabilities may have a negative impact on our operating results.

Tax policy reform continues to be a topic of discussion in the United States. A significant change to the tax system in the United States, including changes to the taxation of international income, could have an adverse effect upon our results of operations. Because we operate in multiple income tax jurisdictions both inside and outside the United States, we are subject to tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we may not accurately predict the outcome of these audits, and as a result the actual outcome of these audits may have an adverse impact on our financial results. For more information on ongoing audits, see Note 15 in Item 8 of this Annual Report on Form 10-K.

We are increasingly dependent on information technology systems, and our systems and infrastructure face certain risks, including from cyber security breaches and data leakage.

We increasingly rely upon technology systems and infrastructure. Our technology systems are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events. Likewise, data privacy breaches by employees and others with both permitted and unauthorized access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public, or may be permanently lost. The increasing use and evolution of technology, including cloud-based computing, creates additional opportunities for the unintentional dissemination of information, intentional destruction of confidential information stored in our systems or in non-encrypted portable media or storage devices. We could also experience a business interruption, information theft of confidential information, or reputational damage from industrial espionage attacks, malware or other cyber incidents, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers or other business partners. While we have invested heavily in the protection of data and information technology and in related training, there can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities.

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

We are a defendant in a number of pending lawsuits. In addition, we may be named as a defendant in future patent, product liability or other lawsuits. These current and future matters may result in a loss of patent protection, reduced revenue, significant liabilities and diversion of our management’s time, attention and resources. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in these current matters. In view of these uncertainties, the outcome of these matters may result in charges in excess of any established reserves, and, to the extent available, liability insurance. We also continue to be self-insured with respect to product liability claims. The absence of third-party insurance coverage for current or future claims increases our potential exposure to unanticipated claims and adverse decisions. Protracted litigation, including any adverse outcomes, may have an adverse impact on the business, operations or financial condition of the company. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees. See Note 16 in Item 8 of this Annual Report on Form 10-K for more information regarding current lawsuits.

Current or worsening economic conditions may adversely affect our business and financial condition.

The company’s ability to generate cash flows from operations could be affected if there is a material decline in the demand for the company’s products, in the solvency of its customers or suppliers, or deterioration in the company’s key financial ratios or credit ratings. Current or worsening economic conditions may adversely affect the ability of our customers (including governments) to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, declining cash flows, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products. We continue to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of December 31, 2014, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $363 million. While global economic conditions have not significantly impacted the company’s ability to collect receivables, liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. These conditions may also impact the stability of the

Euro. For more information on accounts receivable and credit matters with respect to certain of these countries, refer to the discussion under the caption entitled “Credit Facilities, Access to Capital and Credit Ratings” in Item 7 of this Annual Report on Form 10-K.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The company’s corporate offices are owned and located at One Baxter Parkway, Deerfield, Illinois 60015.

Baxter owns or has long-term leases on all of its manufacturing facilities. The company maintains 17 manufacturing facilities in the United States and its territories, including three in Puerto Rico. The company also manufactures in Australia, Austria, Belgium, Brazil, Canada, China, Colombia, Costa Rica, the Czech Republic, Dominican Republic, France, Germany, India, Ireland, Italy, Japan, Malta, Mexico, the Philippines, Poland, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, Tunisia, Turkey and the United Kingdom. The company’s principal manufacturing facilities by segment are listed below:

Business	Location	Owned/Leased
BioScience
	Orth, Austria	Owned
	Vienna, Austria	Owned
	Lessines, Belgium	Owned
	Bohumil, Czech Republic	Owned(5)
	Pisa, Italy	Owned
	Rieti, Italy	Owned
	Woodlands, Singapore	Owned/Leased(3)
	Neuchatel, Switzerland	Owned
	Elstree, United Kingdom	Leased
	Hayward, California	Leased
	Los Angeles, California	Owned
	Thousand Oaks, California	Owned
	St. Paul, Minnesota	Leased
	Milford, Massachusetts	Leased
Medical Products
	Toongabbie, Australia	Owned
	Lessines, Belgium	Owned
	Sao Paulo, Brazil	Owned
	Alliston, Canada	Owned
	Guangzhou, China	Owned
	Suzhou, China	Owned
	Shanghai, China	Owned(1)
	Cali, Colombia	Owned
	Cartago, Costa Rica	Owned
	Prerov, Czech Republic	Leased
	Haina, Dominican Republic	Leased
	Meyzieu, France	Owned
	Hechingen, Germany	Leased
	Joka, Germany	Owned
	Rostock, Germany	Leased

Business	Location	Owned/Leased
Medical Products	Halle, Germany	Owned
	Castlebar, Ireland	Owned
	Swinford, Ireland	Owned
	Medolla, Italy	Owned
	Poggio Rusco, Italy	Leased(2)
	Sondalo, Italy	Owned
	Grosotto, Italy	Owned
	Miyazaki, Japaxn	Owned
	Cuernavaca, Mexico	Owned
	PESA, Mexico	Owned/Leased
	Tijuana, Mexico	Owned
	Guayama, Puerto Rico	Owned
	Jayuya, Puerto Rico	Leased
	Aibonito, Puerto Rico	Leased
	Woodlands, Singapore	Owned/Leased(3)
	Sabinanigo, Spain	Owned
	Lund, Sweden	Leased
	San Vittore, Switzerland	Owned
	Liverpool, United Kingdom	Owned
	Thetford, United Kingdom	Owned
	Opelika, Alabama	Owned
	Mountain Home, Arkansas	Owned
	Englewood, Colorado	Leased
	Round Lake, Illinois	Owned
	Bloomington, Indiana	Owned/Leased(4)
	Brooklyn Park, Minnesota	Leased
	Cleveland, Mississippi	Leased
	Medina, New York	Leased
	North Cove, North Carolina	Owned

(1)	There are two plants located in Shanghai, China.

(2)	This plant is a temporary Baxter Renal Gambro location.

(3)	Baxter owns the facility at Woodlands, Singapore, and leases the property upon which it rests. This facility is shared between the Medical Products and BioScience businesses.

(4)	The Bloomington, Indiana location includes both owned and leased facilities.

(5)	Baxter entered into an agreement for the sale of this facility in December 2014.

The company also owns or operates shared distribution facilities throughout the world. In the United States and Puerto Rico, there are 8 shared distribution facilities with the principal facilities located in Memphis, Tennessee; Catano, Puerto Rico; North Cove, North Carolina; and Round Lake, Illinois. Internationally, we have more than 100 shared distribution facilities located in Argentina, Australia, Austria, Belgium, Brazil, Brunei, Canada, Chile, China, Colombia, Costa Rica, the Czech Republic, Ecuador, France, Germany, Greece, Guatemala, Hong Kong, India, Indonesia, Ireland, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, Panama, the Philippines, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Venezuela and Vietnam.

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

Not Applicable.

Executive Officers of the Registrant

Robert L. Parkinson, Jr., age 64, is Chairman and Chief Executive Officer of Baxter, having served in that capacity since April 2004. Prior to joining Baxter, Mr. Parkinson was Dean of Loyola University Chicago School of Business Administration and Graduate School of Business from 2002 to 2004. He retired from Abbott Laboratories in 2001 following a 25-year career, having served in a variety of domestic and international management and leadership positions, including as President and Chief Operating Officer. Mr. Parkinson also serves on the Board of Directors of Chicago-based Northwestern Medical Group and as Chairman of the Loyola University Chicago Board of Trustees.

Ludwig N. Hantson, Ph.D., age 52, is Corporate Vice President and President, BioScience, having served in that capacity since October 2010. Dr. Hantson joined Baxter in May 2010 as Corporate Vice President and President, International. From 2001 to May 2010, Dr. Hantson held various positions at Novartis Pharmaceuticals Corporation, the most recent of which was Chief Executive Officer, Pharma North America. Prior to Novartis, Dr. Hantson spent 13 years with Johnson & Johnson in roles of increasing responsibility in marketing and clinical research and development.

Robert J. Hombach, age 49, is Corporate Vice President and Chief Financial Officer, having served in that capacity since July 2010. From February 2007 to March 2011, Mr. Hombach served as Treasurer and from December 2004 to February 2007, he was Vice President of Finance, Europe. Prior to that, Mr. Hombach served in a number of finance positions of increasing responsibility in the planning, manufacturing, operations and treasury areas at Baxter.

Jeanne K. Mason, Ph.D., age 59, is Corporate Vice President, Human Resources. Prior to joining Baxter in May 2006, Dr. Mason was with General Electric from 1988, holding various leadership positions, the most recent of which was with GE Insurance Solutions, a primary insurance and reinsurance business, where she was responsible for global human resource functions.

David P. Scharf, age 47, is Corporate Vice President and General Counsel, having served in this capacity since August 2009. Mr. Scharf has also served as Corporate Secretary from September 2013. Mr. Scharf joined Baxter in July 2005 and served in progressive leadership roles within the legal department. Prior to joining Baxter, Mr. Scharf was with Guidant Corporation from 2002, in roles of increasing responsibility.

All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table includes information about the company’s common stock repurchases during the three-month period ended December 31, 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)

October 1, 2014 through October 31, 2014	420,000	$69.23	420,000
November 1, 2014 through November 30, 2014	298,800	$70.02	298,800
December 1, 2014 through December 31, 2014	—	$ —	—

Total	718,800	$69.56	718,800	$470,589,813

(1)	In July 2012, the company announced that its Board of Directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. During the fourth quarter of 2014, the company repurchased 0.7 million shares for $50 million under this program. The remaining authorization under this program totaled approximately $0.5 billion at December 31, 2014. This program does not have an expiration date.

Additional information required by this item is incorporated by reference to Note 18 in Item 8 of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the change in Baxter’s cumulative total shareholder return (including reinvested dividends) on Baxter’s common stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s 500 Health Care Index over the past five years.

Item 6.	Selected Financial Data.

as of or for the years ended December 31		2014[1,6]	2013[2,6]	2012[3,6]	2011[4,6]	2010[5,6]

Operating Results	Net sales	$16,671	14,967	13,936	13,638	12,562
(in millions)	Income from continuing operations	$1,946	2,012	2,283	2,208	1,420
	Income from discontinued operations, net of tax	$551	0	43	16	0
	Net income[7]	$2,497	2,012	2,326	2,224	1,420
	Depreciation and amortization	$1,002	815	704	662	677
	Research and development expenses	$1,421	1,165	1,081	890	857

Balance Sheet and	Capital expenditures	$1,898	1,525	1,161	960	963
Cash Flow Information	Total assets	$25,917	25,224	20,390	19,073	17,489
(in millions)	Long-term debt and lease obligations	$7,606	8,126	5,580	4,749	4,363

Common Stock Information	Weighted-average number of common shares outstanding
	Basic	542	543	551	569	590
	Diluted	547	549	556	573	594
	Income from continuing operations per common share
	Basic	$3.59	3.70	4.14	3.88	2.41
	Diluted	$3.56	3.66	4.11	3.85	2.39
	Income from discontinued operations per common share
	Basic	$1.02	0.00	0.08	0.03	0.00
	Diluted	$1.00	0.00	0.07	0.03	0.00
	Net income per common share
	Basic	$4.61	3.70	4.22	3.91	2.41
	Diluted	$4.56	3.66	4.18	3.88	2.39
	Cash dividends declared per common share	$2.050	1.920	1.570	1.265	1.180
	Year-end market price per common share	$73.29	69.55	66.66	49.48	50.62

Other Information	Total shareholder return[8]	8.4%	7.3%	38.3%	0.0%	(11.6%	)
	Common shareholders of record at year-end	34,742	36,718	42,067	43,534	43,715

[1]

Income from continuing operations included charges totaling $83 million for business optimization, $93 million for SIGMA Spectrum Infusion Pump product remediation efforts, $144 million related to the acquisition and integration of Gambro, $167 million for the planned separation of Baxter’s biopharmaceutical and medical products businesses, $217 million in upfront and milestone payments associated with the company’s collaboration arrangements, $45 million for an other-than-temporary impairment loss related to Baxter’s holdings in the common stock of one of its collaboration partners, $124 million related to an increase in the estimated fair value of acquisition-related contingent payment liabilities, and $29 million to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued by the Internal Revenue Service. Also included were benefits of $64 million for business optimization reserves that are no longer probable of being utilized, $25 million for an adjustment to the COLLEAGUE infusion pump reserves, and $9 million related to third-party recoveries and reversals of prior tax and legal reserves.

[2]

Income from continuing operations included charges totaling $200 million for business optimization, $17 million primarily related to remediation efforts associated with modifications to the SIGMA Spectrum Infusion Pump in conjunction with re-filing for 510(k) clearance, $255 million related to the acquisition and integration of Gambro and losses from the derivative instruments used to hedge the anticipated foreign currency cash outflows, $103 million primarily related to upfront and milestone payments associated with the company’s collaboration arrangements, $89 million related to tax and legal reserves associated with VAT matters in Turkey and existing class-action and other related litigation. Also included was a benefit of $20 million for business optimization reserves that are no longer probable of being utilized.

[3]

Income from continuing operations included charges totaling $150 million for business optimization, $128 million primarily related to upfront and milestone payments associated with the company’s collaboration arrangements, and $170 million primarily related to pension settlement charges and other pension-related items. Also included were benefits of $23 million primarily related to an adjustment to the COLLEAGUE infusion pump reserve when the company substantially completed its recall activities in the United States and $91 million for gains related to a decrease in the estimated fair value of acquisition-related contingent payment liabilities.

[4]

Income from continuing operations included charges totaling $180 million for business optimization, $79 million related to litigation and certain historical rebate and discount adjustments, and $103 million primarily related to the write-down of Greek government bonds and a contribution to the Baxter International Foundation.

[5]

Income from continuing operations included charges totaling $256 million for business optimization, $112 million for an impairment associated with the company’s divestiture of its U.S. multi-source generic injectables business, $62 million related to litigation, $39 million to write off a deferred tax asset, $34 million primarily related to an upfront payment associated with one of the company’s collaboration arrangements, $28 million to write down accounts receivable in Greece, and $588 million related to the recall of COLLEAGUE infusion pumps. The COLLEAGUE charge reduced net sales by $213 million.

[6]	Refer to the notes to the consolidated financial statements for information regarding other charges and income items.

[7]	Excludes net income attributable to noncontrolling interests of $32 million and $7 million in 2011 and 2010, respectively.

[8]	Represents the total of appreciation (decline) in market price plus cash dividends declared on common shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The BioScience business processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; and biosurgery products. Additionally, the BioScience business is investing in new disease areas, including oncology, as well as emerging technology platforms, including gene therapy and biosimilars.

The Medical Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failure, along with other renal therapies, which business was enhanced through the 2013 acquisition of Gambro AB (Gambro). The Medical Products business now offers a comprehensive portfolio to meet the needs of patients across the treatment continuum, including technologies and therapies for peritoneal dialysis (PD), in-center hemodialysis (HD), home HD (HHD), continuous renal replacement therapy (CRRT) and additional dialysis services.

Baxter has approximately 66,000 employees and conducts business in over 100 countries. The company generates approximately 60% of its revenues outside the United States, and maintains over 50 manufacturing facilities and over 100 distribution facilities in the United States, Europe, Asia-Pacific, Latin America and Canada.

Planned Spin-Off of Biopharmaceuticals Business

In March 2014, Baxter announced plans to create two separate, independent global healthcare companies – one focused on developing and marketing innovative biopharmaceuticals and the other on life-saving medical products. The transaction is intended to take the form of a tax-free distribution in the United States to Baxter shareholders of more than 80% of the publicly traded stock in the new biopharmaceuticals company. The transaction is expected to be completed by mid-year 2015, subject to market, regulatory and certain other conditions, including final approval by the Baxter Board of Directors, receipt of a favorable opinion and/or rulings in the United States with respect to the tax-free nature of the transaction, and the effectiveness of a Form 10 registration statement that has been filed with the SEC. Upon separation, the historical results of the biopharmaceuticals business will be presented as discontinued operations.

Vaccines Discontinued Operations

In December 2014, the company completed the divestiture of the commercial vaccines business and entered into a separate agreement for the sale of the remainder of the Vaccines franchise, which is expected to be completed in the first quarter of 2015. As a result of the divestitures, the operating results of the Vaccines franchise have been reflected as discontinued operations for 2014, 2013, and 2012. Refer to Note 2 for additional information regarding the presentation of the Vaccines franchise. Unless otherwise stated, financial results herein reflect continuing operations only.

Financial Results

Baxter’s 2014 results reflect the company’s success in meeting its financial objectives while navigating a challenging and complex macroeconomic environment. Baxter has continued to improve operational and commercial execution, while deriving significant benefits from bringing products and therapies to various markets more effectively. Further, the company has made investments to further advance the product pipeline and position Baxter for future growth and success. The company generated significant cash flows in 2014 while maintaining a disciplined capital allocation strategy of returning value to shareholders through both share repurchases and increased dividends.

Baxter’s global net sales totaled $16.7 billion in 2014, an increase of 11% over 2013, including an unfavorable foreign currency impact of two percentage points. The acquisition of Gambro resulted in net sales totaling $1.6 billion in 2014 compared to $513 million in 2013, from the September 6, 2013 acquisition date; the acquisition contributed seven percentage points towards total Baxter net sales growth. International sales totaled $9.7 billion in 2014, an increase of 13% compared to 2013, including an unfavorable foreign currency impact of three percentage points. Sales in the United States totaled $7.0 billion in 2014, an increase of 9% over 2013.

Baxter’s income from continuing operations for 2014 totaled $1.9 billion, or $3.56 per diluted share, compared to $2.0 billion, or $3.66 per diluted share, in the prior year. Income from continuing operations in 2014 included special items which resulted in a net reduction to income from continuing operations by $737 million, or $1.34 per diluted share. Income from continuing operations in 2013 included special items which resulted in a net reduction to income from continuing operations by $565 million, or $1.03 per diluted share. The company’s special items are discussed further in the Results of Operations section below.

Baxter’s financial results included research and development (R&D) expenses totaling $1.4 billion in 2014, which reflects the acceleration of R&D spending to advance late-stage development programs and product approvals in both developed and emerging markets, while also focusing on enhancing the company’s early-stage and exploratory R&D. During the year, Baxter continued to transform the new product pipeline into a robust portfolio of products and therapies that improve the quality of care and address key high-potential areas of unmet medical need. Additionally, R&D expenses in 2014 included upfront and milestone payments of $217 million related to the company’s various collaboration arrangements.

The company’s financial position remains strong, with cash flows from operations totaling $3.2 billion in 2014. The company has continued to execute on its disciplined capital allocation framework, which is designed to optimize shareholder value creation through targeted capital investments, share repurchases and dividends, as well as acquisitions and other business development initiatives as discussed in Strategic Objectives below.

Capital investments totaled $1.9 billion in 2014 as the company continues to invest across its businesses to support future growth, including additional investments in support of new and existing product capacity expansions in the BioScience and Medical Products segments. The company’s investments in capital expenditures in 2014 were focused on projects that improve production efficiency and enhance manufacturing capabilities to support its strategy of geographic expansion with select investments in growing markets.

The company also continued to return value to its shareholders in the form of share repurchases and dividends. During 2014, the company repurchased eight million shares of common stock for $550 million, and paid cash dividends to its shareholders totaling $1.1 billion.

Strategic Objectives

Baxter continues to focus on several key objectives to successfully execute its long-term strategy to achieve sustainable growth and deliver shareholder value. Baxter’s diversified and broad portfolio of products that treat life-threatening acute or chronic conditions and its global presence are core components of the company’s strategy to achieve these objectives. The company continues to focus on four key strategic growth vectors: advancing the core portfolio globally, driving innovation through the R&D pipeline, enhancing growth through acquisitions and collaborations, and developing unique public-private partnerships.

Advancing the Core Portfolio Globally

Baxter is well-positioned in the market, despite challenging global economic conditions, due to the breadth and diversity of the company’s portfolio in both BioScience and Medical Products. In the BioScience business, the company’s products treat bleeding disorders and a range of immune disorders. The Medical Products business offers innovative products for treatment of end-stage renal disease and other therapies and technologies supporting the work of hospital pharmacies and serving the needs of patients in acute care settings.

While Baxter is a leader in several of the markets noted above, there is significant potential to expand across the company’s core portfolio by improving access to Baxter’s products and therapies globally.

Baxter remains committed to meeting patient demands by enhancing its manufacturing capabilities in both the BioScience and Medical Products businesses. In the BioScience business, the company made progress in the construction of a state-of-the-art manufacturing facility in Covington, Georgia, which is expected to begin commercial production in 2018. In the Medical Products business, the company is expanding its capacity in several key markets and product areas. These include investments in Asia and at the North Cove, North Carolina, facility to support production of PD and IV solutions. Additionally, the company is executing expansion plans at the Opelika, Alabama, facility to meet the growing global demand for dialyzers.

Driving Innovation through the R&D Pipeline

R&D innovation and scientific productivity continue to be key strategic priorities for Baxter. Key developments in 2014 included the following:

Product Approvals and Launches

•

United States Food and Drug Administration (FDA) approval and launch of BAXJECT III, a new reconstitution system for ADVATE [Antihemophilic Factor (Recombinant)], which reduces the number of steps in the reconstitution process for hemophilia A patients and caregivers. The company has also received approval in Europe with a planned launch in 2015.

•

FDA approval and launch of HYQVIA [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]. HYQVIA is the first FDA approved subcutaneous treatment for adult patients with primary immunodeficiency with a dosing regimen requiring only one infusion up to once per month and one injection site per infusion to deliver a full therapeutic dose of immune globulin.

•

FDA approval and launch of OBIZUR [Antihemophilic Factor (Recombinant), Porcine Sequence] for the treatment of bleeding episodes in adults with acquired hemophilia A, a very rare and potentially life-threatening acute bleeding disorder.

•

FDA approval extending the use of RIXUBIS [Coagulation Factor IX (Recombinant)] to children with hemophilia B, for routine prophylactic treatment, control and prevention of bleeding episodes, and perioperative management. The company also received regulatory approvals in several markets outside the United States including Australia, Brazil, Canada, Europe, and Japan for either adults (over the age of 12) or both pediatric and adult patients.

•

FDA approval of FLEXBUMIN 5%, expanding the FLEXBUMIN product portfolio, which is the first and only preparation of human albumin to be packaged in a flexible plastic container, to include both 5% in a 250 mL solution and 25% in 50 and 100 mL solutions.

•

European CE marking of myPKFiT, a web-based individualized dosing device for prophylactic treatment of hemophilia A with ADVATE. The device allows physicians to calculate personalized ADVATE treatment regimens based on patient information and individual pharmacokinetic profiles.

•	Regulatory approval for ADVATE in Turkey and Russia.

•

FDA 510(k) clearance for the next-generation SIGMA Spectrum Infusion Pump, which increases capacity of the master drug library and enables a hospital to maintain a customized in-house library of facility-defined dosing parameters for infusions, minimizing the likelihood of drug error during care.

Other Developments

•

Submission of biologics license applications (BLA) to FDA for the approval of BAX 855, an investigational, extended half-life recombinant factor VIII (rFVIII) treatment for hemophilia A based on ADVATE [Antihemophilic Factor (Recombinant)], and BAX111, the first highly-purified recombinant von Willebrand Factor (rVWF), as a treatment for patients with von Willebrand disease, the most common type of inherited bleeding disorder.

•	European regulatory approval of a new manufacturing facility in Singapore for the production of recombinant proteins, including ADVATE.

•

Announcement of plans to form a new global innovation and R&D center in Cambridge, Massachusetts, which positions the company to accelerate innovation by building on its pipeline in core areas of expertise, strengthen and build upon R&D collaborations with partners in new and emerging biotechnology areas, and optimize R&D productivity while enhancing patient care globally.

Enhancing Growth through Acquisitions and Collaborations

Baxter has accelerated its pace of acquisitions and collaborations in recent years. Key developments in 2014 included the following:

•

The acquisition of all the outstanding membership interests in Chatham Therapeutics, LLC (Chatham Therapeutics), obtaining Chatham Therapeutics’ gene therapy programs related to the development and commercialization of treatments for hemophilia.

•	The acquisition of all the outstanding membership interests in AesRx, LLC (AesRx), obtaining AesRx’s program related to the development and commercialization of treatments for sickle cell disease.

•

The acquisition of all of the outstanding shares in IC Net International Ltd, a leader in surveillance and case management software used in hospitals, which enhances Baxter’s unique expertise in hospital pharmacy operations.

•

The execution of an exclusive collaboration agreement with Merrimack Pharmaceuticals, Inc. (Merrimack) relating to the development and commercialization of MM-398 (nanoliposomal irinotecan injection), also known as “nal-IRI”, across all markets with the exception of the United States and Taiwan.

•

The execution of an exclusive distribution agreement with Rockwell Medical, Inc. (RMI) for its leading HD concentrates in the United States and other select markets, which enhances Baxter’s comprehensive range of therapeutic options across home, in-center and hospital settings for patients with end-stage renal disease.

Baxter has also benefitted from the continued integration of Gambro following the 2013 acquisition. The combination of Gambro’s dialysis products and therapies and Baxter’s own global leadership in home-based PD therapy provides patients and providers a comprehensive renal portfolio and global array of cross-therapeutic options.

During 2014, Baxter continued to make equity investments in companies developing high-potential technologies through Baxter Ventures, a strategic initiative established in 2011 to invest in early-stage companies developing products and therapies to accelerate innovation and growth for the company.

The company expects to continue to further supplement its internal R&D activities and pursue accelerated growth with its investment in other business development opportunities, including acquisitions, collaborations and alliances, that complement our current businesses, enhance our portfolio, and leverage our core strengths.

Public-Private Partnerships

In addition to the company’s business development activities, Baxter is focused on pursuing innovation through unique business models and the development of public-private partnerships. During 2014, Baxter made advances in its existing public-private partnership with Hemobrás to provide hemophilia patients in Brazil greater access to rFVIII therapy for the treatment of hemophilia A. Baxter is Brazil’s exclusive provider of rFVIII and will facilitate a technology transfer to support local manufacturing capacity and technical expertise.

In 2014, Baxter entered into an arrangement with Singapore’s Changi General Hospital to form a new Centre of Excellence in Compounding Sciences to drive process and clinical innovations to meet increasing needs for compounded sterile products while improving quality, efficiency and supporting the ongoing shifting of care delivery from the hospital to the community setting and the patient’s home.

Baxter is also making progress on a new facility in Amata City, Rayong province, Thailand. The plant will support growing demand for PD therapy in response to Thailand’s PD First policy. The new plant is expected to be fully operational in 2016.

Responsible Corporate Citizen

The company strives for continued growth and profitability, while furthering its focus on acting as a responsible corporate citizen. At Baxter, sustainability means creating lasting social, environmental and economic value by addressing the needs of the company’s wide-ranging stakeholder base. Baxter’s comprehensive sustainability program is focused on areas where the company is uniquely positioned to make a positive impact. Priorities include providing employees a safe, healthy and inclusive workplace, fostering a culture that drives integrity, strengthening access to healthcare, enhancing math and science education, and driving environmental performance across the product life cycle including development, manufacturing and transport. Baxter and the Baxter International Foundation provide financial support and product donations in support of critical needs, from assisting underserved communities to providing emergency relief for countries experiencing natural disasters.

Throughout 2014 the company continued to implement a range of water conservation strategies and facility-based energy saving initiatives. In the area of product stewardship and life cycle management, Baxter is pursuing efforts such as sustainable design and reduced packaging. Baxter is also responding to the challenges of climate change through innovative greenhouse gas emissions-reduction programs, such as shifting to less carbon-intensive energy sources in manufacturing and transport.

Risk Factors

The company’s ability to sustain long-term growth and successfully execute the strategies discussed above depends in part on the company’s ability to manage within an increasingly competitive and regulated environment and to address the other risk factors described in Item 1A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for 2014, 2013, and 2012.

years ended December 31 (in millions)	2014	2013	2012
Gross Margin
Intangible asset amortization expense	$(184)	$(129)	$(101)
Business optimization items	8	(52)	(62)
Product-related items	(64)	(17)	23
Gambro acquisition and integration items	—	(63)	—
Separation-related costs	(2)	—	—
Business development items	—	—	(6)
Total Special Items	$(242)	$(261)	$(146)

Impact on Gross Margin Ratio	(1.5 pts )	(1.8 pts )	(1.0 pts )

Marketing and Administrative Expenses
Reserve items and adjustments	$(10)	$124	$—
Branded Prescription Drug Fee	29	—	—
Business optimization items	2	81	60
Product-related items	4	—	—
Gambro acquisition and integration items	119	115	—
Separation-related costs	150	—	—
Business development items	—	—	9
Pension-related items	—	—	170

Total Special Items	$294	$320	$239

Impact on Marketing and Administrative Expense Ratio	1.8 pts	2.1 pts	1.7 pts

Research and Development Expenses
Business development items	$217	$103	$113
Business optimization items	25	47	28
Separation-related costs	15	—	—

Total Special Items	$257	$150	$141

Other Expense (Income), Net
Gambro acquisition and integration items	$25	$77	$—
Reserve items and adjustments	125	(35)	(91)
Business development items	45	—	—

Total Special Items	$195	$42	$(91)

Income Tax Expense
Impact of special items	$(251)	$(208)	$(122)

Total Special Items	$(251)	$(208)	$(122)

Impact on Effective Tax Rate	(1.5 pts )	(1.4 pts )	(2.4 pts )

Intangible asset amortization expense is identified as a special item to facilitate an evaluation of current and past operating performance, particularly in terms of cash returns, and is similar to how management internally assesses performance. Upfront and milestone payments related to collaborations that have been expensed as R&D are uncertain and often result in a different payment and expense recognition pattern than internal R&D activities and therefore are typically treated as special items. Additional special items are identified above because they are highly variable, difficult to predict, and of a size that may substantially impact the company’s reported operations for a period. Management believes that providing the separate impact of the above items on the company’s GAAP results may provide a more complete understanding of the company’s operations and can facilitate a fuller analysis of the company’s results of operations, particularly in evaluating performance from one period to another.

In 2014, 2013 and 2012, the company’s results were impacted by costs associated with the company’s execution of certain strategies to optimize its organizational and overall cost structure on a global basis. These actions included streamlining the company’s international operations, rationalizing its manufacturing facilities, improving its general and administrative infrastructure, re-aligning certain R&D activities and cancelling certain R&D programs. The company recorded business optimization charges of $83 million, $200 million, and $150 million in 2014, 2013, and 2012, respectively. The 2014 and 2013 business optimization charges were partially offset by adjustments of $64 million and $20 million, respectively, for reserves that are no longer probable of being utilized. Refer to Note 7 for further information regarding these charges and related reserves.

In 2014, the company recorded a charge of $93 million for SIGMA Spectrum Infusion Pump product remediation efforts, partially offset by a benefit of $25 million for an adjustment to the COLLEAGUE infusion pump reserves. In 2013, the company’s results included total charges of $17 million, primarily related to remediation efforts associated with modifications to the SIGMA Spectrum Infusion Pump in conjunction with re-filing for 510(k) clearance. In 2012, the company recognized a net benefit of $23 million primarily related to an adjustment to the COLLEAGUE infusion pump reserve when the company substantially completed its recall activities in the United States. Refer to Note 7 for further information regarding these charges and related reserves.

In 2014, the company recorded total charges of $144 million primarily related to the integration of Gambro. In 2013, the company’s results included total charges of $255 million primarily related to the acquisition and integration of Gambro and losses from the derivative instruments used to hedge the anticipated foreign currency cash outflows for the planned acquisition of Gambro. Refer to Note 5 for further information regarding the acquisition of Gambro.

In 2014, the company recorded separation-related costs of $167 million for the planned separation of Baxter’s biopharmaceutical and medical products businesses.

In 2014, the company recorded total charges of $262 million resulting from $217 million in upfront and milestone payments associated with the company’s collaboration arrangements as well as a $45 million other-than-temporary impairment loss related to Baxter’s holdings in the common stock of one of its collaboration partners. The company’s results in 2013 and 2012 included total charges of $103 million and $128 million, respectively, primarily related to upfront and milestone payments associated with the company’s collaboration arrangements. Refer to Note 5 for further information regarding the company’s collaboration arrangements.

In 2014, the company’s results included a net expense of $115 million primarily related to a $124 million increase in the estimated fair value of acquisition-related contingent payment liabilities, partially offset by $9 million in third-party recoveries and reversals of prior tax and legal reserves. In 2013, the company’s results included a net expense of $89 million related to tax and legal reserves associated with tax and VAT matters in Turkey and existing class-action and other related litigation. In 2012, the company recorded gains of $91 million related to a decrease in the estimated fair value of acquisition-related contingent payment liabilities. Refer to Note 10 for further information regarding the change in estimated fair value of contingent payment liabilities.

In 2014, the company recorded a charge of $29 million in marketing and administrative expenses to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued by the Internal Revenue Service.

In 2012, the company recorded total charges of $170 million in marketing and administrative expenses primarily related to pension settlement charges and other pension-related items. Refer to Note 13 for further information regarding the pension settlement charges.

Net Sales

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2014	2013	2012	2014	2013	2014	2013

BioScience	$6,699	$6,272	$5,983	7%	5%	8%	5%
Medical Products	9,972	8,695	7,953	15%	9%	16%	10%

Total net sales	$16,671	$14,967	$13,936	11%	7%	13%	8%

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2014	2013	2012	2014	2013	2014	2013

United States	$7,015	$6,444	$6,043	9%	7%	9%	7%
International	9,656	8,523	7,893	13%	8%	16%	9%

Total net sales	$16,671	$14,967	$13,936	11%	7%	13%	8%

Net sales during the year ended December 31, 2014 included $1.6 billion in Gambro sales compared to $513 million in 2013, from the September 6, 2013 acquisition date, which favorably impacted total sales growth by seven percentage points at actual currency rates and eight percentage points on a constant currency basis. During the year ended December 31, 2013, Gambro sales favorably impacted total sales growth by four percentage points at both actual currency rates and on a constant currency basis. Refer to Note 5 for further information regarding the Gambro acquisition.

Foreign currency unfavorably impacted net sales by two percentage points during the year ended December 31, 2014 compared to the prior year principally due to the strengthening of the U.S. Dollar relative to the Euro, Japanese Yen, Swedish Krona and certain other currencies. Foreign currency unfavorably impacted net sales by one percentage point during the year ended December 31, 2013 principally due to the strengthening of the U.S. Dollar relative to the Japanese Yen and certain other currencies.

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

Franchise Net Sales Reporting

BioScience

The BioScience segment includes three commercial franchises: Hemophilia, BioTherapeutics and BioSurgery.

•	Hemophilia includes sales of recombinant and plasma-derived hemophilia products (primarily factor VIII and factor IX).

•	BioTherapeutics includes sales of the company’s plasma-based therapies to treat alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions.

•

BioSurgery consists of biological products and medical devices used in surgical procedures for hemostasis, tissue sealing, adhesion prevention, as well as hard and soft tissue repair and microsurgery products.

The following is a summary of net sales by franchise in the BioScience segment.

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2014	2013	2012	2014	2013	2014	2013

Hemophilia	$3,728	$3,437	$3,241	8%	6%	10%	7%
BioTherapeutics	2,224	2,118	2,069	5%	2%	6%	2%
BioSurgery	747	717	673	4%	7%	4%	6%

Total BioScience net sales	$6,699	$6,272	$5,983	7%	5%	8%	5%

Net sales in the BioScience segment increased 7% and 5% in 2014 and 2013, respectively (with an unfavorable foreign currency impact of one percentage point in 2014 and no significant foreign currency impact in 2013). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•

In the Hemophilia franchise, sales growth in 2014 was driven by strong global demand for the company’s leading recombinant factor VIII therapy, ADVATE, which contributed approximately seven percentage points. The company’s sales also benefitted from the expanded prophylaxis indication and strong global demand for its plasma-based inhibitor bypass therapy, FEIBA, which contributed approximately three percentage points in 2014, as well as the launch of new products, such as RIXUBIS, a recombinant factor IX therapy for the treatment of hemophilia B patients. We expect growth in the Hemophilia franchise to moderate in 2015 as we expect increased competition from new entrants including a competitor that launched an extended half-life recombinant FVIII therapy in the United States during the third quarter of 2014. The company submitted a BLA for BAX 855, the company’s own investigational extended half-life factor VIII treatment for hemophilia A, to FDA in the fourth quarter of 2014 following positive topline results from the phase III clinical trial. In addition, the company expects long-term growth in the Hemophilia franchise, driven by strong underlying global demand, further penetration in markets outside the United States, new multi-year tenders, and new product launches including OBIZUR for acquired hemophilia A. Sales growth in 2013 was driven by strong global demand for ADVATE, which contributed approximately six percentage points, in addition to increased sales of FEIBA and shipments to Brazil as part of Baxter’s ongoing partnership with Hemobrás.

•

In the BioTherapeutics franchise, sales growth in 2014 was driven by strong global demand for the company’s albumin therapies as well as immune globulin therapies including GAMMAGARD LIQUID [Immune Globulin Intravenous (Human)]. Immune globulin sales were favorably impacted by the fourth quarter introduction of HYQVIA, a subcutaneous immune globulin treatment for adult patients with primary immunodeficiency, in the United States. Sales growth in 2013 was driven by immunoglobulin therapies resulting from improved product availability and accelerated demand for GAMMAGARD LIQUID, albumin and Alpha-1 treatments. Sales growth was partially offset in 2013 by lower international sales as a result of an exit from certain markets due to previous supply constraints.

•

In the BioSurgery franchise, sales growth in 2014 and 2013 was driven primarily by global demand for the company’s surgical sealants TISSEEL and FLOSEAL. Sales growth in 2013 was also favorably impacted by the acquisition of Synovis Life Technologies, Inc. (Synovis).

Medical Products

The Medical Products segment includes four commercial franchises: Fluid Systems, Renal, Specialty Pharmaceuticals, and BioPharma Solutions.

•	Fluid Systems principally includes IV solutions, infusion pumps, administration sets and premixed and the oncology drug cyclophosphamide.

•

Renal consists of therapies to treat end-stage renal disease, including PD, HD, and HHD and therapies to treat acute kidney injuries, including CRRT. The Renal franchise includes the results of Gambro since the acquisition date of September 6, 2013. Refer to Note 5 for additional information.

•	Specialty Pharmaceuticals principally includes nutrition and anesthesia products.

•	BioPharma Solutions principally includes sales from the pharmaceutical partnering business and pharmacy compounding services.

The following is a summary of net sales by franchise in the Medical Products segment.

				Percent change
				At actual currency rates			At constant currency rates
years ended December 31 (in millions)	2014	2013	2012	2014	2013		2014	2013

Fluid Systems	$3,222	$3,106	$2,937	4%	6%		4%	6%
Renal	4,172	3,089	2,527	35%	22%		38%	24%
Specialty Pharmaceuticals	1,574	1,508	1,475	4%	2%		5%	2%
BioPharma Solutions	1,004	992	1,014	1%	(2%	)	2%	(2%	)

Total Medical Products net sales	$9,972	$8,695	$7,953	15%	9%		16%	10%

Net sales in the Medical Products segment increased 15% and 9% in 2014 and 2013, respectively (with an unfavorable foreign currency impact of one percentage point in both 2014 and 2013). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•

In the Fluid Systems franchise, sales growth in 2014 was driven by increased sales and favorable pricing of cyclophosphamide (a generic oncology drug) in the United States, which contributed approximately three percentage points, as well as price improvements and strong U.S. demand for the company’s IV solutions. A generic competitor for cyclophosphamide entered the U.S. market during the fourth quarter of 2014 and the company expects additional competitors in the coming months, which is anticipated to substantially impact pricing and demand for Baxter’s product. U.S. sales for cyclophosphamide in 2014 totaled approximately $450 million. Sales growth in 2013 was primarily driven by increased sales of cyclophosphamide, which contributed approximately six percentage points, as well as strong demand for IV solutions. Sales growth in both 2014 and 2013 was partially offset by an expected decline in SIGMA Spectrum Infusion Pump sales due to suspension of sales to new accounts commencing with the receipt of an FDA Warning Letter in April 2013.

•

In the Renal franchise, Gambro revenues totaled $1.6 billion in 2014 compared to $513 million from the September 6, 2013 acquisition date through December 31, 2013. Excluding the impact of Gambro, sales remained flat at actual currency rates and increased 2% on a constant currency basis. Sales growth in 2014 was driven by a higher number of PD patients in the United States and emerging markets, which contributed approximately four percentage points to sales growth. This growth was partially offset by the divestiture of Baxter’s legacy CRRT business in the first quarter of 2014. Excluding the impact of Gambro, sales in 2013 increased 2% at actual currency rates and 4% on a constant currency basis driven by growth in the number of PD patients in the United States and emerging markets, which contributed approximately four percentage points. This growth was partially offset by lower HD sales.

•

In the Specialty Pharmaceuticals franchise, sales growth in 2014 was driven by increased international sales of anesthetics products as well as strong U.S. demand for nutritional therapies. Sales growth in 2013 was driven by strong global sales of anesthetics, which was partially offset by lower sales of nutrition products due to supplier shortages of distributed vitamins and lipids.

•

In the BioPharma Solutions franchise, sales growth in 2014 was driven by higher pharmacy compounding revenues. Sales declined in 2013 as a result of delayed shipments from the company’s Bloomington, Indiana facility, which was partially offset by an improvement in sales during the fourth quarter of 2013 as a result of the timing of orders and shipments as supply constraints were alleviated.

Gross Margin and Expense Ratios

				Change
years ended December 31 (as a percent of net sales)	2014	2013	2012	2014		2013

Gross margin	48.9%	49.9%	51.2%	(1.0pts	)	(1.3 pts	)
Marketing and administrative expenses	24.2%	24.3%	23.6%	(0.1pts	)	0.7 pts

Gross Margin

The special items identified above had an unfavorable impact of 1.5, 1.8 and 1.0 percentage points on the gross margin percentage in 2014, 2013, and 2012, respectively. Refer to the Special Items caption above for additional detail.

In addition to the impact of the special items, the gross margin percentage was unfavorably impacted by 1.1 percentage points in 2014 as a result of the integration of the lower margin Gambro business. Other unfavorable impacts include foreign currency, expedited freight for PD solutions, and manufacturing inefficiencies resulting from lower production volumes as the company continues to make investments to enhance its operations, quality systems and processes. The unfavorable impacts from these factors were partially offset by improved product mix within the BioScience segment, lower pension expense and benefits from the company’s business optimization initiatives.

In addition to the impact of the special items, the gross margin percentage was unfavorably impacted by 0.5 percentage points in 2013 as a result of the integration of the lower margin Gambro business. Other unfavorable impacts include foreign currency, increased pension expense, government austerity measures and the realization of additional costs associated with modifications and the ramp-up of production at the company’s Los Angeles fractionation facilities. The unfavorable impacts from these factors were offset by improved product mix and price improvements.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of 1.8, 2.1 and 1.7 percentage points on the marketing and administrative expenses ratio in 2014, 2013, and 2012, respectively. Refer to the Special Items caption above for additional detail.

In addition to the impact of the special items, the marketing and administrative expenses ratio in 2014 was unfavorably impacted as a result of inclusion of Gambro’s operations, the company’s select investments to support new product launches in the BioScience segment, and incremental freight and logistical expenses to support the strong demand for IV solutions. Offsetting the unfavorable impacts in 2014 were savings from the company’s continued focus on controlling discretionary spending, lower pension expense and benefits from the company’s business optimization initiatives.

In addition to the impact of the special items, the marketing and administrative expenses ratio in 2013 was unfavorably impacted as a result of inclusion of Gambro’s operations, increased pension expense, and select investments and spending on marketing and promotional programs for new product launches and to enhance the company’s global presence in international markets, partially offset by the company’s focus on controlling discretionary spending.

Pension Plan Expense

Fluctuations in pension plan expense impacted the company’s gross margin and expense ratios. Pension plan expense decreased $88 million in 2014 primarily due to a decrease in amortization of actuarial losses.

Pension plan expense decreased in 2013 as 2012 expense included a charge of $168 million primarily related to the settlement of certain U.S. pension obligations. Excluding the impact of the 2012 settlement charge, pension plan expense increased $70 million in 2013 due to lower interest rates used to discount the plans’ projected benefit obligations and an increase in amortization of actuarial losses.

Business Optimization Items

The company has implemented certain business optimization initiatives in an effort to streamline its international operations, rationalize its manufacturing facilities, enhance its general and administrative infrastructure and re-align certain R&D activities. The company estimates that business optimization activities from 2011 through 2013 have resulted in cumulative savings of approximately $0.30 per diluted share as of December 31, 2014. The company expects additional savings of approximately $0.09 per diluted share as the programs are fully implemented through 2016. The savings from these actions will impact cost of sales, marketing and administrative expenses and R&D expenses, and benefit both the BioScience and Medical Products segments. Refer to Note 7 for additional information regarding the company’s business optimization initiatives.

In 2014, the company recorded charges of $83 million and expects savings of approximately $0.05 per diluted share as the programs are fully implemented through 2016.

Research and Development

				Percent change
years ended December 31 (in millions)	2014	2013	2012	2014	2013

Research and development expenses	$1,421	$1,165	$1,081	22%	8%
as a percent of net sales	8.5%	7.8%	7.8%

R&D expenses increased in both 2014 and 2013. The increase in both periods was driven by contributions in the Medical Products segment from the acquisition of Gambro and additional investments in renal therapies as well as new investments in the BioScience segment to advance programs across the R&D pipeline, particularly in the areas of hematology, oncology and immunology. Additionally, R&D expenses related to upfront and milestone payments associated with the company’s collaboration arrangements increased to $217 million in 2014 from $103 million in 2013. Refer to the discussion under Strategic Objectives above for additional detail.

Net Interest Expense

Net interest expense increased by $17 million in 2014 and $41 million in 2013. The increase in 2014 was principally driven by an increase in debt from the issuance of $3.5 billion of senior unsecured notes in June 2013, which was partially offset by the maturity of $350 million of 4.0% senior unsecured notes in March 2014, and the company’s interest rate swap hedging activities. The increase in 2013 was principally driven by an increase in debt from the issuance of $1.0 billion of senior unsecured notes in August 2012 and the above mentioned $3.5 billion of senior unsecured notes in June 2013. Refer to Note 3 for a summary of the components of net interest expense for 2014, 2013 and 2012.

Other Expense (Income), Net

Other expense (income), net was expense of $123 million in 2014, income of $9 million in 2013 and income of $155 million in 2012. Refer to the Special Items caption above for additional detail.

In addition to the impact of the special items, during 2014 the company recorded $84 million of income related to equity method investments, which primarily represented gains from the sale of certain investments as well as distributions from funds that sold portfolio companies.

Also included in other expense (income), net were amounts related to foreign currency fluctuations, principally relating to intercompany receivables, payables and loans denominated in a foreign currency.

Pre-Tax Income from Continuing Operations

Refer to Note 17 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience

Pre-tax income from continuing operations decreased 12% in 2014 and increased 3% in 2013. Included in pre-tax income from continuing operations during 2014 were charges of $217 million related to certain upfront and milestone payments associated with the company’s collaboration arrangements, $26 million related to the Branded Prescription Drug Fee, $45 million related to an other-than-temporary impairment loss associated with Baxter’s holdings in the common stock of one of its collaboration partners, and a $124 million loss related to an increase in the estimated fair value of acquisition-related contingent payment liabilities. Included in pre-tax income from continuing operations during 2013 were charges of $78 million related to upfront and milestone payments associated with the company’s collaboration arrangements. Included in pre-tax income from continuing operations during 2012 were charges of $123 million related to certain upfront and milestone payments associated with the company’s collaboration arrangements and a gain of $38 million related to a decrease in the estimated fair value of acquisition-related contingent payment liabilities.

Excluding the impact of the above items, pre-tax income from continuing operations increased 2% in 2014 primarily due to sales growth of higher margin products, and was partially offset by increased spending on marketing and promotional programs as well as R&D investments and the impact of foreign currency.

Excluding the impact of the above items, pre-tax income from continuing operations increased 3% in 2013 primarily due to sales growth of higher margin products, partially offset by increased spending on marketing and promotional programs.

Medical Products

Pre-tax income decreased 6% in 2014 and 12% in 2013. Included in pre-tax income from continuing operations during 2014 were charges of $93 million primarily related to product remediation efforts associated with the SIGMA Spectrum Infusion Pump and Gambro acquisition and integration costs of $120 million. Additionally, a benefit of $25 million was recorded for an adjustment to the COLLEAGUE infusion pump reserves as the company refined its expectations based on the progress of remediation activities in Canada. Included in pre-tax income from continuing operations during 2013 were charges of $16 million primarily related to remediation efforts associated with modifications to the SIGMA Spectrum Infusion Pump in conjunction with re-filing for 510(k) clearance, $25 million related to an upfront payment associated with one of the company’s collaboration arrangements, and Gambro acquisition and integration-related costs of $192 million. Included in pre-tax income from continuing operations during 2012 was a gain of $53 million related to a decrease in the estimated fair value of acquisition-related contingent payment liabilities as well as a benefit of $23 million related to an adjustment to the COLLEAGUE infusion pump reserves when the company substantially completed its recall activities in the United States.

Excluding the impact of the above items, pre-tax income from continuing operations decreased 8% in 2014. The decrease was driven by product mix, expedited freight for PD solutions, and manufacturing inefficiencies resulting from lower production volumes as the company continues to make investments to enhance quality systems and processes. The decrease was partially offset by improved performance in the Fluid Systems and Specialty Pharmaceuticals franchises

Excluding the impact of the above items, pre-tax income in 2013 increased by 7% primarily due to a favorable impact of sales growth of higher margin products and the favorable impact from foreign currency.

Corporate and other

Certain income and expense amounts are not allocated to a segment. These amounts are detailed in the table in Note 17 and primarily include net interest expense, foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, non-strategic investments and related income and expense, certain employee benefit plan costs as well as certain nonrecurring gains, losses, and other charges (such as business optimization and asset impairments).

Income Taxes

Effective Income Tax Rate

The effective income tax rate for continuing operations was 20.2% in 2014, 21.0% in 2013, and 19.6% in 2012. The company anticipates that the effective income tax rate for continuing operations, calculated in accordance with GAAP, will be approximately 21.5% in 2015, excluding any impact from additional audit developments or other special items.

The company’s effective tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes and foreign taxes that are different than the U.S. federal statutory rate. The average foreign effective tax rate on international pre-tax income for continuing operations was 16.4%, 17.2% and 14.2% for the years ended December 31, 2014, 2013 and 2012, respectively. The company’s average foreign effective tax rate was lower than the U.S. federal statutory rate as a result of the impact of tax incentives in Puerto Rico, Switzerland and certain other tax jurisdictions outside of the United States, as well as foreign earnings in tax jurisdictions with lower statutory rates than the United States. In addition, as discussed further below, the company’s effective income tax rate can be impacted in each year by discrete factors or events. Refer to Note 15 for further information regarding the company’s income taxes.

Factors impacting the company’s effective tax rate in 2014 included a non-deductible charge to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter by the Internal Revenue Service. Partially offsetting this increase in the effective tax rate was an increase in income earned in foreign jurisdictions with rates of tax lower than the U.S. rate. Additionally, the company favorably settled certain contingent tax matters.

Factors impacting the company’s effective tax rate in 2013 included the favorable settlement of the company’s bilateral Advance Pricing Agreement proceedings between the U.S. government and the government of Switzerland relating to intellectual property, product, and service transfer pricing arrangements, which was offset by other contingent tax matters principally related to transfer pricing. Additionally, the effective tax rate was unfavorably impacted by increases in valuation allowances relating to the tax benefit from losses that the company does not believe that it is more likely than not to realize and interest expense related to the company’s unrecognized tax benefits. Partially offsetting these unfavorable items were $16 million of U.S. R&D credits. Additionally, the company’s effective tax rate was impacted by a change in the earnings mix from lower tax to higher tax rate jurisdictions compared to the prior year.

Factors impacting the company’s effective tax rate in 2012 were gains totaling $91 million relating to the reduction of certain contingent payment liabilities related to prior acquisitions, for which there were no tax charges. Also impacting the effective tax rate was a cost of sales reduction of $37 million for an adjustment to the COLLEAGUE infusion pump reserves when the company substantially completed the recall in the United States in 2012, for which there was no tax charge. These items were offset by a change in the earnings mix from lower tax to higher tax rate jurisdictions compared to the prior year.

As described in Note 15, management intends to reinvest past earnings in several jurisdictions outside of the United States indefinitely. The company will continue to evaluate its global financial structure and U.S. cash needs as part of its planned separation into two independent, global healthcare companies.

Income from Continuing Operations and Earnings per Diluted Share

Income from continuing operations was $1.9 billion in 2014, $2.0 billion in 2013, and $2.3 billion in 2012. Income from continuing operations per diluted share was $3.56 in 2014, $3.66 in 2013, and $4.11 in 2012. The significant factors and events causing the net changes from 2013 to 2014 and from 2012 to 2013 are discussed above. Additionally, income from continuing operations per diluted share was positively impacted by the repurchase of eight million shares in 2014, 13 million shares in 2013, and 25 million shares in 2012. Refer to Note 12 for further information regarding the company’s stock repurchases.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax was $551 million in 2014, $0 million in 2013, and $43 million in 2012. The increase in 2014 was driven primarily by the $417 million gain recognized on the sale of the commercial vaccines business. The decrease in 2013 was driven primarily by $90 million in business optimization charges.

LIQUIDITY AND CAPITAL RESOURCES

The company’s cash flows reflect both continuing and discontinued operations.

Cash Flows from Operations

Cash flows from operations totaled $3.2 billion in 2014, $3.2 billion in 2013, and $3.1 billion in 2012. Cash flows remained flat in 2014 as compared to 2013 and increased in 2013 as compared to 2012 due to the factors discussed below.

Accounts Receivable

Cash flows relating to accounts receivable decreased in 2014 and increased in 2013. Days sales outstanding were 52.0 days, 55.9 days, and 53.3 days for 2014, 2013, and 2012, respectively. Days sales outstanding in 2014 and 2013 included an unfavorable impact of 1.9 days and 3.4 days, respectively, from the acquisition of Gambro. Excluding the impact of Gambro, days sales outstanding declined to 50.1 days in 2014 reflecting an improvement in collection periods in both the United States and certain international markets as well as the favorable impact of foreign currency. Similarly, excluding the impact of Gambro, days sales outstanding declined to 52.5 days in 2013 reflecting improvement in collection periods in both the United States and certain international markets.

Inventories

Cash outflows for inventories increased in both 2014 and 2013. The following is a summary of inventories at December 31, 2014 and 2013, as well as inventory turns by segment for 2014, 2013 and 2012. Inventory turns for the year are calculated as the annualized fourth quarter cost of sales divided by the year-end inventory balance.

	Inventories		Inventory turns
(in millions, except inventory turn data)	2014	2013	2014	2013	2012

BioScience	$2,147	$2,078	1.41	1.49	1.48
Medical Products	1,412	1,421	3.96	4.36	4.25

Total company	$3,559	$3,499	2.42	2.66	2.52

The increase in inventories in 2014 and associated decrease in inventory turns was due to higher levels of plasma protein related inventories in the BioScience segment to support increased demand and future growth and the impact from new products, including RIXUBIS, OBIZUR and HYQVIA. The decrease in inventory turns was also driven by higher cost of sales in 2013 compared to 2014 associated with Gambro purchase accounting adjustments and business optimization charges.

Inventory turns for the total company increased during 2013 compared to 2012 primarily due to strong sales and inventory management efforts. Inventory turns in 2013 also included the favorable impacts from the above-mentioned Gambro purchase accounting adjustments and business optimization charges.

Other

The changes in accounts payable and accrued liabilities were $115 million in 2014, $361 million in 2013, and $40 million in 2012. The changes were primarily driven by the timing of payments to suppliers and the impact of litigation-related payments.

Payments related to the execution of the COLLEAGUE infusion pump recall and the company’s business optimization initiatives were $161 million in 2014, $125 million in 2013, and $283 million in 2012. Refer to Note 7 for further information regarding the COLLEAGUE infusion pump recall and the business optimization initiatives.

Changes in other balance sheet items were $54 million in 2014, $135 million in 2013, and $193 million in 2012. The changes during 2014 and 2013 were primarily driven by prepaid expenses and hedging activity. Cash contributions to the company’s pension plans totaled $74 million, $67 million, and $78 million in 2014, 2013, and 2012, respectively.

Cash Flows from Investing Activities

Capital Expenditures

Capital expenditures totaled $1.9 billion in 2014, $1.5 billion in 2013, and $1.2 billion in 2012. The increase in capital expenditures in 2014 was primarily driven by product capacity expansions at certain manufacturing facilities, including the Covington, Georgia facility. The company also invested in projects that enhance the company’s cost structure and manufacturing capabilities, support the company’s strategy of geographic expansion with select investments in growing markets and support an ongoing strategic focus on R&D with the expansion of facilities, pilot manufacturing sites and laboratories.

Acquisitions and Investments

Net cash outflows related to acquisitions and investments were $409 million in 2014, $3.9 billion in 2013, and $515 million in 2012.

The cash outflows in 2014 included $85 million for the acquisitions of Chatham Therapeutics and AesRx as well as $217 million primarily related to upfront and milestone payments associated with the company’s collaboration arrangements with Merrimack, Coherus Biosciences, Inc. (Coherus), CTI BioPharma Corp. (CTI BioPharma, formerly named Cell Therapeutics, Inc.) and Momenta Pharmaceuticals, Inc. (Momenta).

The cash outflows in 2013 included $3.6 billion for the acquisition of Gambro (net of cash acquired of $88 million) and $51 million for the acquisition of the investigational hemophilia compound OBIZUR and related assets from Inspiration BioPharmaceuticals, Inc. and Ipsen Pharma S.A.S. Also included were upfront and milestone payments of $130 million associated with the company’s collaboration arrangements with Coherus, CTI BioPharma, and JW Holdings Corporation.

The cash outflows in 2012 included $304 million for the acquisition of Synovis, $19 million for the acquisition of Laboratoire Fasonut, and $50 million for an investment in the preferred stock of Onconova Therapeutics, Inc. (Onconova). Also included were upfront payments of $113 million primarily associated with the company’s collaboration arrangements with Onconova and Momenta.

Refer to Note 5 for further information about these acquisitions and collaborations.

Divestitures and Other Investing Activities

Net cash inflows relating to divestitures and other investing activities were $765 million in 2014, $14 million in 2013, and $107 million in 2012. Cash inflows in 2014 primarily related to proceeds of $639 million from the sale of the company’s commercial vaccines business as well as the sale of certain investments.

Cash inflows in 2013 primarily related to various sales of certain investments and other assets.

Cash inflows in 2012 primarily related to proceeds of $59 million from the sale and maturity of available-for-sale securities (including the sale of Greek government bonds) and $19 million from the sale of common stock of Enobia Pharma Corporation.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Net cash outflows related to debt and other financing obligations totaled $113 million in 2014 driven by approximately $1.0 billion in repayments, which included $500 million of floating rate senior unsecured notes that matured in December 2014 as well as $350 million of 4.0% senior unsecured notes that matured in March 2014. The company issued and redeemed commercial paper throughout the year, and there was $875 million outstanding at December 31, 2014.

In June 2013, the company issued $3.5 billion of senior unsecured notes with various maturities. Approximately $3.0 billion of the net proceeds of these debt issuances was used to finance the acquisition of Gambro in 2013 and the remainder was used for general corporate purposes, including the repayment of commercial paper. This issuance was partially offset by the repayment of $300 million of 1.8% senior unsecured notes that matured in March 2013 and payment of assumed Gambro debt of $221 million after completion of the acquisition in September 2013. Refer to Note 8 for additional information regarding the debt issuance and Note 5 regarding the Gambro acquisition.

In August 2012, the company issued $1.0 billion of senior unsecured notes, with $700 million maturing in August 2022 and bearing a 2.40% coupon rate, and $300 million maturing in August 2042 and bearing a 3.65% coupon rate. The net proceeds of the debt issuance were used for general corporate purposes, which includes capital expenditures associated with previously announced plans to expand capacity to support longer-term growth of the company’s plasma-based treatments, including with respect to the Covington, Georgia facility.

The company’s debt instruments discussed above are unsecured and contain certain covenants, including restrictions relating to the company’s creation of secured debt.

Other Financing Activities

Cash dividend payments totaled $1.1 billion in 2014, $1.0 billion in 2013, and $804 million in 2012. The increase in cash dividend payments was primarily due to increases in the quarterly dividend rate of approximately 6%, 9% and 34% as announced in May 2014, May 2013 and July 2012.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans totaled $369 million, $508 million, and $512 million in 2014, 2013, and 2012, respectively. Realized excess tax benefits, which were $24 million in 2014, $34 million in 2013, and $24 million in 2012, are presented in the consolidated statements of cash flows as an outflow in the operating section and an inflow in the financing section.

As authorized by the Board of Directors, the company repurchases its stock depending on the company’s cash flows, net debt level and market conditions. The company repurchased eight million shares for $550 million in

2014, 13 million shares for $913 million in 2013, and 25 million shares for $1.5 billion in 2012. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock and $0.5 billion remained available as of December 31, 2014.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in December 2015. In 2014, the company entered into an additional revolving credit facility with a maximum capacity of $1.8 billion which also matures in December 2015 and contains similar covenants as the primary revolving credit facility. The company also maintains a Euro-denominated revolving credit facility with a maximum capacity of approximately $375 million as of December 31, 2014 and matures in December 2015. As of December 31, 2014 there were no borrowings outstanding under any of these revolving credit facilities. As of December 31, 2013, there was approximately $124 million outstanding under the Euro-denominated facility and there were no outstanding borrowings under the primary revolving credit facility. The company’s facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At December 31, 2014, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting any of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

The company also maintains other credit arrangements, as described in Note 8.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.9 billion of cash and equivalents at December 31, 2014, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The divestiture of the Vaccines franchise is not expected to have a significant impact on the company’s liquidity. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of December 31, 2014 and 2013, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $363 million and $561 million, respectively. The decrease in net accounts receivable reflects strong collections in both Spain and Portugal. While global economic conditions have not significantly impacted the company’s ability to collect receivables, liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

The company’s credit ratings at December 31, 2014 were as follows:

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	A	A3
Short-term debt	A2	F1	P2
Outlook	Negative	Negative	Negative

In March 2014, Standard & Poor’s lowered its ratings on Baxter’s senior debt to A- and short-term debt to A2 from A and A1, respectively, at December 31, 2013. The change in the credit ratings and outlook is due to the uncertainty around the planned spin-off of Baxter’s biopharmaceuticals business as detailed above.

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

Contractual Obligations

As of December 31, 2014, the company had contractual obligations, excluding accounts payable and accrued liabilities (other than the current portion of unrecognized tax benefits), payable or maturing in the following periods.

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years

Short-term debt	$913	$913	$ —	$—	$ —
Long-term debt and capital lease obligations, including current maturities	8,469	786	1,786	1,800	4,097
Interest on short- and long-term debt and capital lease obligations[1]	2,239	209	328	233	1,469
Operating leases	1,047	222	350	243	232
Other long-term liabilities[2]	1,119	—	229	74	816
Purchase obligations[3]	1,864	906	709	193	56
Unrecognized tax benefits[4]	20	20	—	—	—

Contractual obligations[5]	$15,671	$3,056	$3,402	$2,543	$6,670

[1]

Interest payments on debt and capital lease obligations are calculated for future periods using interest rates in effect at the end of 2014. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2014. Refer to Note 8 and Note 9 for further discussion regarding the company’s debt instruments and related interest rate agreements outstanding at December 31, 2014.

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

The company contributed $74 million, $67 million, and $78 million to its defined benefit pension plans in 2014, 2013, and 2012, respectively. Most of the company’s plans are funded. The timing of funding in the future is uncertain and is dependent on future movements in interest rates and investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes pension plan cash outflows. The pension plan balance included in other long-term liabilities (and excluded from the table above) totaled $2.2 billion at December 31, 2014.

[3]

Includes the company’s significant contractual unconditional purchase obligations. For cancelable agreements, any penalty due upon cancellation is included. These commitments do not exceed the company’s projected requirements and are in the normal course of business. Examples include firm commitments for raw material purchases, utility agreements and service contracts.

[4]

Due to the uncertainty related to the timing of the reversal of uncertain tax positions, the long-term liability relating to uncertain tax positions of $195 million at December 31, 2014 has been excluded from the table above.

[5]

Excludes contingent liabilities, including contingent milestone payments of $2.6 billion associated with joint development and commercialization arrangements and contingent milestone payments of $2.6 billion associated with acquisitions, as well as the company’s unfunded commitment at December 31, 2014 of $38 million as a limited partner in multiple investment companies. These amounts have been excluded from the contractual obligations above due to uncertainty regarding the timing and amount of future payments. Refer to Note 5, Note 10 and Note 11 for additional information regarding these commitments.

Off-Balance Sheet Arrangements

Baxter periodically enters into off-balance sheet arrangements. Certain contingencies arise in the normal course of business, and are not recorded in the consolidated balance sheet in accordance with GAAP (such as contingent joint development and commercialization arrangement payments). Also, upon resolution of uncertainties, the company may incur charges in excess of presently established liabilities for certain matters (such as contractual indemnifications). For a discussion of the company’s significant off-balance sheet arrangements, refer to Note 10 for information regarding receivable securitizations, Note 11 regarding joint development and commercialization arrangements and indemnifications and Note 16 regarding legal contingencies.

FINANCIAL INSTRUMENT MARKET RISK

The company operates on a global basis and is exposed to the risk that its earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. The company’s hedging policy attempts to manage these risks to an acceptable level based on the company’s judgment of the appropriate trade-off between risk, opportunity and costs. Refer to Note 9 and Note 10 for further information regarding the company’s financial instruments and hedging strategies.

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2014 is 12 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which resulted in a charge of $11 million during 2013. As of December 31, 2014, the company’s subsidiary in Venezuela had net assets of $26 million denominated in the Venezuelan Bolivar. In 2014, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at December 31, 2014, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $12 million with respect to those contracts would decrease by $72 million, resulting in a net liability position. A similar analysis performed with respect to option and forward contracts outstanding at December 31, 2013 indicated that, on a net-of-tax basis, the net asset balance of $18 million would decrease by $71 million.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at December 31, 2014 by replacing the actual exchange rates at December 31, 2014 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

As part of its risk management program, the company performs sensitivity analyses to assess potential gains and losses in earnings relating to hypothetical movements in interest rates. A 21 basis-point increase in interest rates (approximately 10% of the company’s weighted-average interest rate during 2014) affecting the company’s financial instruments, including debt obligations and related derivatives, would have an immaterial effect on the company’s 2014, 2013 and 2012 earnings and on the fair value of the company’s fixed-rate debt as of the end of each fiscal year.

As discussed in Note 10, the fair values of the company’s long-term litigation liabilities were computed by discounting the expected cash flows based on currently available information. A 10% movement in the assumed discount rate would have an immaterial effect on the fair values of those liabilities.

With respect to the company’s investments in affiliates, the company believes any reasonably possible near-term losses in earnings, cash flows and fair values would not be material to the company’s consolidated financial position.

CHANGES IN ACCOUNTING STANDARDS

Refer to Note 1 for information on changes in accounting standards.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1. Certain of the company’s accounting policies are considered critical because these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments by the company, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from the company’s estimates could have an unfavorable effect on the company’s results of operations and financial position. There have been no significant changes in the company’s application of its critical accounting policies during 2014. The company’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors. The following is a summary of accounting policies that the company considers critical to the consolidated financial statements.

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

Provisions for rebates, chargebacks to wholesalers and distributors, returns, and discounts (collectively, “sales deductions”) are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. The sales deductions are based primarily on estimates of the amounts earned or that will be claimed on such sales.

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

The company’s key assumptions are listed in Note 13. The most critical assumptions relate to the plans covering U.S. and Puerto Rico employees, because these plans are the most significant to the company’s consolidated financial statements.

Discount Rate Assumption

For the U.S. and Puerto Rico plans, at the December 31, 2014 measurement date, the company used a discount rate of 4.00% and 3.95% to measure its benefit obligations for the pension plans and OPEB plan, respectively. These discount rates will be used in calculating the net periodic benefit cost for these plans for 2015. The company used a broad population of approximately 350 Aa-rated corporate bonds as of December 31, 2014 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum amount outstanding of $50 million. This population of bonds was narrowed from a broader universe of over 700 Moody’s Aa rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds Baxter would most likely select if it were to actually annuitize its pension and OPEB plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the U.S. and Puerto Rico plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

For plans in Canada, Japan, the United Kingdom and the Eurozone, the company uses a method essentially the same as that described for the U.S. and Puerto Rico plans. For the company’s other international plans, the discount rate is generally determined by reviewing country- and region-specific government and corporate bond interest rates.

To understand the impact of changes in discount rates on pension and OPEB plan cost, the company performs a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point (i.e., one-half of one percent) increase in the discount rate, global pre-tax pension and OPEB plan cost would decrease by approximately $44 million, and for each 50 basis point decrease in the discount rate, global pre-tax pension and OPEB plan cost would increase by approximately $54 million.

Return on Plan Assets Assumption

In measuring net periodic cost for 2014, the company used a long-term expected rate of return of 7.50% for the pension plans covering U.S. and Puerto Rico employees. For measuring the net periodic benefit cost for these plans for 2015, this assumption will decrease to 7.25%. This assumption is not applicable to the company’s OPEB plan because it is not funded.

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

To understand the impact of changes in the expected asset return assumption on net cost, the company performs a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point increase (decrease) in the asset return assumption, global pre-tax pension plan cost would decrease (increase) by approximately $19 million.

Other Assumptions

For the U.S. and Puerto Rico plans, at the December 31, 2014 measurement date, the company used the RP 2014 combined mortality table adjusted to reflect past experience. For all other pension plans, the company utilized country- and region-specific mortality tables to calculate the plans’ benefit obligations. The company periodically analyzes and updates its assumptions concerning demographic factors such as retirement, mortality and turnover, considering historical experience as well as anticipated future trends.

The assumptions relating to employee compensation increases and future healthcare costs are based on historical experience, market trends, and anticipated future company actions. Refer to Note 13 for information regarding the sensitivity of the OPEB plan obligation and the total of the service and interest cost components of OPEB plan cost to potential changes in future healthcare costs.

Legal Contingencies

The company is involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. Refer to Note 16 for further information. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. The company has established reserves for certain of its legal matters. The company is not able to estimate the amount or range of any loss for certain of the legal contingencies for which there is no reserve or additional loss for matters already reserved. At December 31, 2014, total legal liabilities were $72 million.

The company’s loss estimates are generally developed in consultation with outside counsel and are based on analyses of potential outcomes. With respect to the recording of any insurance recoveries, after completing the assessment and accounting for the company’s legal contingencies, the company separately and independently analyzes its insurance coverage and records any insurance recoveries that are probable of occurring at the gross amount that is expected to be collected. In performing the assessment, the company reviews available information, including historical company-specific and market collection experience for similar claims, current facts and circumstances pertaining to the particular insurance claim, the financial viability of the applicable insurance company or companies, and other relevant information.

While the liability of the company in connection with certain claims cannot be estimated and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments or enter into material settlements of claims.

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

R&D acquired in transactions that are not business combinations is expensed immediately. For such transactions, payments made to third parties on or after regulatory approval are capitalized and amortized over the remaining useful life of the related asset, and are classified as intangible assets.

Due to the inherent uncertainty associated with R&D projects, there is no assurance that actual results will not differ materially from the underlying assumptions used to prepare discounted cash flow analyses, nor that the R&D project will result in a successful commercial product.

Impairment of Assets

Goodwill and other indefinite-lived intangible assets are subject to impairment reviews annually, and whenever indicators of impairment exist. The company assesses goodwill for impairment based on its reporting units, which are the same as its operating segments, BioScience and Medical Products. As of December 31, 2014, the date of the company’s annual impairment review, the fair values of the company’s reporting units were in excess of their carrying values. The company performs a qualitative assessment of other indefinite-lived intangible assets, including IPR&D, at least annually. If the intangible asset is determined to be more likely than not impaired as a result of the assessment, the company completes a quantitative impairment test. Intangible assets with definite lives and other long-lived assets (such as fixed assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Refer to Note 1 for further information. The company’s impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, foreign currency exchange rates, the selection of an appropriate discount rate, asset groupings, and other assumptions and estimates. The estimates and assumptions used are consistent with the company’s business plans and a market participant’s views of the company and similar companies. The use of alternative estimates and assumptions could increase or decrease the estimated fair values of the assets, and potentially result in different impacts to the company’s results of operations. Actual results may differ from the company’s estimates.

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

As part of an overall periodic evaluation of the company’s stock compensation programs, the company changed the vesting condition for 50% of the PSUs granted to senior management beginning with its 2013 annual equity awards. The vesting condition for these PSUs is based on return on invested capital (ROIC), with annual performance targets set at the beginning of the year for each tranche of the award during the three-year service period. The holder of the ROIC PSUs is entitled to receive a number of shares of common stock equal to a percentage, ranging from 0% to 200%, of the ROIC PSUs granted, depending on the actual results compared to the annual performance targets. Compensation cost for the ROIC PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each tranche of the award are established. The fair value of the awards is determined based on the quoted price of the company’s stock on the grant date for each tranche of the award. The compensation cost for ROIC PSUs is adjusted at each reporting date to reflect the estimated probability of achieving the vesting condition. The probability of achieving the vesting condition has not materially changed during the year ended December 31, 2014. The remaining 50% of the PSUs continued to include conditions for vesting based on Baxter stock performance relative to the company’s peer group. The company uses a Monte Carlo model for estimating the fair value of these PSUs. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award. Refer to Note 12 for additional information.

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

FORWARD-LOOKING INFORMATION

This annual report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, future regulatory filings and the company’s R&D pipeline, strategic objectives, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risks, the planned separation of the biopharmaceuticals and medical products businesses, the impact of competition, future sales growth, business development activities, business optimization initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the sufficiency of the company’s facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	demand for and market acceptance risks for and competitive pressures related to new and existing products;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•

future actions of FDA, EMA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;

•	failures with respect to the company’s compliance programs;

•	future actions of third parties, including third-party payors, as healthcare reform and other similar measures are implemented in the United States and globally;

•	the impact of U.S. healthcare reform and other similar actions undertaken by foreign governments with respect to pricing, reimbursement, taxation and rebate policies;

•

additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies;

•	the company’s ability to identify business development and growth opportunities and to successfully execute on business development strategies;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, governmental collaborations and other business development activities;

•	fluctuations in supply and demand and the pricing of plasma-based therapies;

•	the availability and pricing of acceptable raw materials and component supply;

•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing or supply difficulties;

•	the company’s ability to successfully separate its biopharmaceuticals and medical products businesses on the terms or timeline currently contemplated, if at all, and achieve the intended results;

•

the ability to protect or enforce the company’s owned or in-licensed patent or other proprietary rights (including trademarks, copyrights, trade secrets and know-how) or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in certain countries in which the company operates;

•	fluctuations in foreign exchange and interest rates;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	breaches or failures of the company’s information technology systems;

•	loss of key employees or inability to identify and recruit new employees;

•	the outcome of pending or future litigation;

•	the adequacy of the company’s cash flows from operations to meet its ongoing cash obligations and fund its investment program; and

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

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

as of December 31 (in millions, except share information)		2014	2013

Current assets	Cash and equivalents	$2,925	$2,733
	Accounts and other current receivables, net	2,803	2,911
	Inventories	3,559	3,499
	Short-term deferred income taxes	501	504
	Prepaid expenses and other	563	548

	Total current assets	10,351	10,195

Property, plant and equipment, net		8,698	7,832

Other assets	Goodwill	3,874	4,205
	Other intangible assets, net	2,079	2,294
	Other	915	698

	Total other assets	6,868	7,197

	Total assets	$25,917	$25,224

Current liabilities	Short-term debt	$913	$181
	Current maturities of long-term debt and lease obligations	786	859
	Accounts payable and accrued liabilities	4,343	4,208

	Total current liabilities	6,042	5,248

Long-term debt and lease obligations		7,606	8,126

Other long-term liabilities		4,113	3,364

Commitments and contingencies

Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2014 and 2013	683	683
	Common stock in treasury, at cost, 141,116,857 shares in 2014 and 140,456,989 shares in 2013	(7,993)	(7,914)
	Additional contributed capital	5,853	5,818
	Retained earnings	13,227	11,852
	Accumulated other comprehensive loss	(3,650)	(1,976)

	Total Baxter International Inc. (Baxter) shareholders’ equity	8,120	8,463

	Noncontrolling interests	36	23

	Total equity	8,156	8,486

	Total liabilities and equity	$25,917	$25,224

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

years ended December 31 (in millions, except per share data)	2014	2013	2012

Net sales	$16,671	$14,967	$13,936
Cost of sales	8,514	7,495	6,802

Gross margin	8,157	7,472	7,134

Marketing and administrative expenses	4,029	3,642	3,283
Research and development expenses	1,421	1,165	1,081
Net interest expense	145	128	87
Other expense (income), net	123	(9)	(155)

Income from continuing operations before income taxes	2,439	2,546	2,838
Income tax expense	493	534	555

Income from continuing operations	1,946	2,012	2,283
Income from discontinued operations, net of tax	551	0	43

Net income	$2,497	$2,012	$2,326

Income from continuing operations per common share
Basic	$3.59	$3.70	$4.14

Diluted	$3.56	$3.66	$4.11

Income from discontinued operations per common share
Basic	$1.02	$0.00	$0.08

Diluted	$1.00	$0.00	$0.07

Net income per common share
Basic	$4.61	$3.70	$4.22

Diluted	$4.56	$3.66	$4.18

Weighted-average number of common shares outstanding
Basic	542	543	551

Diluted	547	549	556

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

years ended December 31 (in millions)	2014	2013	2012

Net income	$2,497	$2,012	$2,326
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax (benefit) expense of ($132) in 2014, $41 in 2013 and $22 in 2012	(1,332)	236	(98)
Pension and other employee benefits, net of tax (benefit) expense of ($193) in 2014, $309 in 2013 and ($1) in 2012	(400)	592	(111)
Hedging activities, net of tax expense (benefit) of $14 in 2014, $7 in 2013 and ($6) in 2012	24	15	(7)
Other, net of tax (benefit) of ($2) in 2014, ($3) in 2013 and ($2) in 2012	34	(9)	(3)

Total other comprehensive (loss) income, net of tax	(1,674)	834	(219)

Comprehensive income	$823	$2,846	$2,107

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31 (in millions) (brackets denote cash outflows)		2014	2013	2012

Cash flows from	Net income	$2,497	$2,012	$2,326
operations	Adjustments
	Depreciation and amortization	1,005	823	712
	Deferred income taxes	(78)	(224)	(17)
	Stock compensation	159	150	130
	Realized excess tax benefits from stock issued under employee benefit plans	(24)	(34)	(24)
	Business optimization charges	27	282	150
	Net periodic pension benefit and OPEB costs	275	381	477
	Gain on sale of discontinued operations	(466)	—	—
	Infusion pump and other product-related charges	93	17	—
	Losses (gains) related to contingent payment liabilities	122	(17)	(108)
	Other	269	54	66
	Changes in balance sheet items
	Accounts and other current receivables, net	(125)	(36)	(41)
	Inventories	(439)	(311)	(129)
	Accounts payable and accrued liabilities	115	361	40
	Business optimization and infusion pump payments	(161)	(125)	(283)
	Other	(54)	(135)	(193)

	Cash flows from operations	3,215	3,198	3,106

Cash flows from investing activities	Capital expenditures (including additions to the pool of equipment placed with or leased to customers of $151 in 2014, $148 in 2013 and $150 in 2012)	(1,898)	(1,525)	(1,161)
	Acquisitions and investments, net of cash acquired	(409)	(3,851)	(515)
	Divestitures and other investing activities	765	14	107

	Cash flows from investing activities	(1,542)	(5,362)	(1,569)

Cash flows from	Issuances of debt	41	3,636	1,037
financing activities	Payments of obligations	(1,029)	(540)	(22)
	Increase (decrease) in debt with original maturities of three months or less, net	875	—	(250)
	Cash dividends on common stock	(1,095)	(1,023)	(804)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	369	508	512
	Purchases of treasury stock	(550)	(913)	(1,480)
	Other	(13)	(23)	(108)

	Cash flows from financing activities	(1,402)	1,645	(1,115)

Effect of foreign exchange rate changes on cash and equivalents		(79)	(18)	(57)

Increase (decrease) in cash and equivalents		192	(537)	365

Cash and equivalents at beginning of year		2,733	3,270	2,905

Cash and equivalents at end of year		$2,925	$2,733	$3,270

Other supplemental information
Interest paid, net of portion capitalized		$208	$200	$135
Income taxes paid		$726	$648	$415

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	2014		2013		2012
as of and for the years ended December 31 (in millions)	Shares	Amount	Shares	Amount	Shares	Amount

Common stock
Balance, beginning and end of year	683	$683	683	$683	683	$683

Common stock in treasury
Beginning of year	140	(7,914)	137	(7,592)	123	(6,719)
Purchases of common stock	8	(550)	13	(913)	25	(1,480)
Stock issued under employee benefit plans and other	(7)	471	(10)	591	(11)	607

End of year	141	(7,993)	140	(7,914)	137	(7,592)

Additional contributed capital
Beginning of year		5,818		5,769		5,783
Stock issued under employee benefit plans and other		35		45		17
Exercise of SIGMA purchase option		—		4		(31)

End of year		5,853		5,818		5,769

Retained earnings
Beginning of year		11,852		10,888		9,429
Net income		2,497		2,012		2,326
Dividends declared on common stock		(1,116)		(1,048)		(866)
Stock issued under employee benefit plans		(6)		—		(1)

End of year		13,227		11,852		10,888

Accumulated other comprehensive loss
Beginning of year		(1,976)		(2,810)		(2,591)
Other comprehensive (loss) income		(1,674)		834		(219)

End of year		(3,650)		(1,976)		(2,810)

Total Baxter shareholders’ equity		$8,120		$8,463		$6,938

Noncontrolling interests
Beginning of year		$23		$40		$243
Elimination of SIGMA noncontrolling ownership interest		—		—		(159)
Change in noncontrolling interests		13		(17)		(44)

End of year		$36		$23		$40

Total equity		$8,156		$8,486		$6,978

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Baxter International Inc. (Baxter or the company), through its subsidiaries, develops, manufactures and markets products that save and sustain the lives of people with hemophilia, immune disorders, cancer, infectious diseases, kidney disease, trauma, and other chronic and acute medical conditions. As a global, diversified healthcare company, Baxter applies a unique combination of expertise in medical devices, pharmaceuticals and biotechnology to create products that advance patient care worldwide. The company operates in two segments, BioScience and Medical Products, which are described in Note 17.

In March 2014, Baxter announced plans to create two separate, independent global healthcare companies – one focused on lifesaving medical products and the other on developing and marketing innovative biopharmaceuticals. The transition is intended to take the form of a tax-free distribution to Baxter shareholders of more than 80% of the publicly traded stock in the new biopharmaceuticals company. The transaction is expected to be completed by mid-year 2015, subject to market, regulatory and certain other conditions, including final approval by the Baxter Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-free nature of the transaction in the United States, and the effectiveness of the Form 10 registration statement filed with the United States Securities and Exchange Commission. Upon separation, the historical results of the biopharmaceuticals business will be presented as discontinued operations.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles (GAAP) requires the company to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of Baxter and its majority-owned subsidiaries, any other subsidiaries that Baxter controls, and variable interest entities (VIEs) in which Baxter is the primary beneficiary, after elimination of intercompany transactions. During 2012, the company exercised its option to purchase the remaining equity of Sigma International General Medical Apparatus, LLC (SIGMA), which Baxter previously consolidated as the primary beneficiary of a VIE. The company has not subsequently entered into any new arrangements in which it determined that it was the primary beneficiary of a VIE, and there were no VIEs consolidated by the company as of December 31, 2013 and 2014. Refer to Note 3 for additional information about the SIGMA option exercise.

On September 6, 2013, Baxter acquired Indap Holding AB, the holding company for Gambro AB (Gambro), a privately held dialysis product company based in Lund, Sweden, for cash consideration of $3.7 billion. Beginning September 6, 2013, Baxter’s financial statements include the assets, liabilities, and operating results of Gambro. Refer to Note 5 for additional information about the Gambro acquisition.

In the third quarter of 2014, the company committed to a plan to divest its Vaccines franchise. Refer to Note 2 for a summary of the operating results of the Vaccines franchise reflected as discontinued operations.

Revision of 2013 Tax Balances

The company identified and corrected prior period errors in the presentation of its current and deferred income tax assets and liabilities as of December 31, 2013 in the consolidated balance sheet with no impact to total equity.

The company assessed the impact of these errors and concluded that these errors were not material to previously issued financial statements. The company has revised its previously reported consolidated balance sheet as of December 31, 2013 as reflected below.

as of December 31, 2013 (in millions)	As Reported	Adjustments	As Revised
Short-term deferred income taxes	$ 393	$ 111	$ 504
Prepaid expense and other	468	80	548
Other assets	1,534	(836)	698
Accounts payable and accrued liabilities	4,866	(658)	4,208
Other long-term liabilities	3,351	13	3,364

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

Accounts Receivable and Allowance for Doubtful Accounts

In the normal course of business, the company provides credit to its customers, performs credit evaluations of these customers and maintains reserves for potential credit losses. In determining the amount of the allowance for doubtful accounts, the company considers, among other items, historical credit losses, the past-due status of receivables, payment histories and other customer-specific information. Receivables are written off when the company determines they are uncollectible. The allowance for doubtful accounts was $139 million at December 31, 2014 and $169 million at December 31, 2013.

Product Warranties

The company provides for the estimated costs relating to product warranties at the time the related revenue is recognized. The cost is determined based on actual company experience for the same or similar products, as well as other relevant information. Product warranty liabilities are adjusted based on changes in estimates.

Cash and Equivalents

Cash and equivalents include cash, certificates of deposit and money market funds with an original maturity of three months or less.

Inventories

as of December 31 (in millions)	2014	2013
Raw materials	$910	$920
Work in process	1,126	1,136
Finished goods	1,523	1,443
Inventories	$3,559	$3,499

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

Property, Plant and Equipment, Net

as of December 31 (in millions)	2014	2013
Land	$225	$220
Buildings and leasehold improvements	2,673	2,670
Machinery and equipment	7,687	7,360
Equipment with customers	1,353	1,361
Construction in progress	2,870	2,184

Total property, plant and equipment, at cost	14,808	13,795
Accumulated depreciation	(6,110)	(5,963)

Property, plant and equipment (PP&E), net	$8,698	$7,832

Depreciation expense is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 20 to 50 years for buildings and improvements and from three to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. Baxter capitalizes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use as part of machinery and equipment. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software, and are included in depreciation expense. Straight-line and accelerated methods of depreciation are used for income tax purposes. Depreciation expense was $809 million in 2014, $674 million in 2013 and $590 million in 2012.

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

Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent payments are recognized in earnings. Contingent payments related to acquisitions consist of development, regulatory, and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory, and commercial milestone payments reflects management’s expectations of probability of payment, and increases or decreases as the probability of payment or expectation of timing of payments changes. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing of payments changes.

Research and Development

Research and development (R&D) costs, including R&D acquired in transactions that are not business combinations, are expensed as incurred. Pre-regulatory approval contingent milestone obligations to counterparties in collaborative arrangements are expensed when the milestone is achieved. Payments made to counterparties on or after regulatory approval are capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in other intangible assets, net of accumulated amortization.

Acquired in-process R&D (IPR&D) is the value assigned to technology or products under development acquired in a business combination which have not received regulatory approval and have no alternative future use. Acquired IPR&D is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval of the related technology or product, the indefinite-lived intangible asset is accounted for as a finite-lived intangible asset and generally amortized on a straight-line basis over the estimated economic life of the related technology or product, subject to annual impairment reviews as discussed below. If the R&D project is abandoned, the indefinite-lived asset is charged to expense.

Collaborative Arrangements

The company enters into collaborative arrangements in the normal course of business. These collaborative arrangements take a number of forms and structures, and are designed to enhance and expedite long-term sales and profitability growth. These arrangements generally provide that Baxter obtain commercialization rights to a product under development. The agreements often require Baxter to make upfront payments and include additional contingent milestone payments relating to the achievement of specified development, regulatory and commercial milestones, as well as make royalty payments. Baxter may also be responsible for other on-going costs associated with the arrangements, including R&D cost reimbursements to the counterparty.

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

Intangible Assets Not Subject to Amortization

Indefinite-lived intangible assets, such as IPR&D acquired in business combinations and certain trademarks with indefinite lives, are subject to an impairment review annually and whenever indicators of impairment exist. Indefinite-lived intangible assets are impaired if the carrying amount of the asset exceeded the fair value of the asset.

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

Shipping and Handling Costs

Shipping costs, which are costs incurred to physically move product from Baxter’s premises to the customer’s premises, are classified as marketing and administrative expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. Approximately $340 million in 2014, $293 million in 2013 and $265 million in 2012 of shipping costs were classified in marketing and administrative expenses.

Income Taxes

Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. The company maintains valuation allowances unless it is more likely than not that the deferred tax asset will be realized. With respect to uncertain tax positions, the company determines whether the position is more likely than not to be sustained upon examination, based on the technical merits of the position. Any tax position that meets the more likely than not recognition threshold is measured and recognized in the consolidated financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The liability relating to uncertain tax positions is classified as current in the consolidated balance sheets to the extent the company anticipates making a payment within one year. Interest and penalties associated with income taxes are classified in the income tax expense line in the consolidated statements of income.

Foreign Currency Translation

Currency translation adjustments (CTA) related to foreign operations are included in other comprehensive income (OCI). For foreign operations in highly inflationary economies, translation gains and losses are included in other expense (income), net, and were not material in 2014, 2013 and 2012.

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

For derivative instruments that are not designated as hedges, the change in fair value is recorded directly to other expense (income), net.

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

Refer to Note 9 for further information regarding the company’s derivative and hedging activities.

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

NOTE 2

DISCONTINUED OPERATIONS

In July 2014, the company entered into an agreement with Pfizer Inc. to sell its commercial vaccines business, including NeisVac-C, a vaccine which helps protect against meningitis caused by group C meningococcal meningitis, and FSME-IMMUN, which helps protect against tick-borne encephalitis (TBE), an infection of the brain transmitted by the bite of ticks infected with the TBE-virus, and committed to a plan to divest the remainder of its Vaccines franchise, which includes certain R&D programs. The company completed the divestiture of the commercial vaccines business in December 2014 and received cash proceeds of $639 million and recorded an after-tax gain of $417 million. The company entered into a separate agreement for the sale of the remainder of the Vaccines franchise in December 2014, which is expected to be completed in the first quarter of 2015. As a result of the divestitures, the operations and cash flows of the Vaccines franchise will be eliminated from the ongoing operations of the company.

Following is a summary of the operating results of the Vaccines franchise, which have been reflected as discontinued operations for the years ended December 31, 2014, 2013 and 2012.

years ended December 31 (in millions)	2014	2013	2012
Net sales	$301	$292	$254
Income before income taxes	616	3	51
Income tax expense	65	3	8

Net income	$551	$0	$43

NOTE 3

SUPPLEMENTAL FINANCIAL INFORMATION

Other Long-Term Assets

as of December 31 (in millions)	2014	2013
Deferred income taxes	$273	$41
Other long-term receivables	127	216
Other	515	441

Other long-term assets	$915	$698

Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2014	2013
Accounts payable, principally trade	$1,264	$1,103
Income taxes payable	336	382
Deferred income taxes	9	21
Common stock dividends payable	282	266
Employee compensation and withholdings	716	667
Property, payroll and certain other taxes	261	237
Infusion pump reserves	22	64
Business optimization reserves	118	199
Accrued rebates	374	346
Other	961	923

Accounts payable and accrued liabilities	$4,343	$4,208

Other Long-Term Liabilities

as of December 31 (in millions)	2014	2013
Pension and other employee benefits	$2,748	$2,049
Litigation reserves	53	72
Infusion pump reserves	—	19
Business optimization reserves	51	89
Contingent payment liabilities	569	340
Other	692	795

Other long-term liabilities	$4,113	$3,364

Net Interest Expense

years ended December 31 (in millions)	2014	2013	2012
Interest costs	$237	$225	$165
Interest costs capitalized	(70)	(70)	(52)

Interest expense	167	155	113
Interest income	(22)	(27)	(26)

Net interest expense	$145	$128	$87

Certain of the above 2013 balance sheet amounts were revised in connection with the income tax assets and liabilities adjustments described in Note 1.

Exercise of SIGMA Option

In April 2012, the company exercised its option to purchase the remaining equity of SIGMA for a cash payment of $90 million. Since the 2009 acquisition of a 40% stake in SIGMA, the company has consolidated the financial statements of SIGMA, with the equity owned by existing SIGMA equity holders reported as noncontrolling interests. As a result, the exercise of the option was treated as an equity transaction and no additional assets were recognized by Baxter related to the additional ownership interest acquired. On the date of exercise, the carrying value of the noncontrolling interest was eliminated to reflect Baxter’s change in ownership interest in SIGMA’s equity and the carrying value of the call option was also eliminated. The exercise of the SIGMA purchase option had no direct impact on the company’s results of operations, and the payment was classified as a financing activity on the consolidated statements of cash flows. Effective as of the date of the option exercise, 100% of SIGMA’s pre-tax income has been reflected in the company’s results of operations and, as a result, the company no longer reports noncontrolling interest related to SIGMA.

NOTE 4

EARNINGS PER SHARE

The numerator for both basic and diluted earnings per share (EPS) is either net income, income from continuing operations, or income from discontinued operations. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding stock options, restricted stock units (RSUs) and performance share units (PSUs) is reflected in the denominator for diluted EPS using the treasury stock method.

The following is a reconciliation of basic shares to diluted shares.

years ended December 31 (in millions)	2014	2013	2012
Basic shares	542	543	551
Effect of dilutive securities	5	6	5

Diluted shares	547	549	556

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 9 million, 5 million, and 16 million equity awards in 2014, 2013 and 2012, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 12 for additional information regarding items impacting basic shares.

NOTE 5

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

The total cash consideration for the acquisition, as reduced by assumed debt of $221 million, was $3.7 billion. During 2014, the company finalized its valuation of the acquisition date assets acquired and liabilities assumed. The measurement period adjustments in 2014 include a $14 million increase to property, plant and equipment and $4 million of working capital adjustments. The adjustments resulted in a corresponding decrease in goodwill of $10 million and a decrease to the fair value of consideration transferred of $4 million. These adjustments did not have a material impact on Baxter’s results of operations during 2014.

The following table summarizes the final fair value of the consideration transferred and the amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

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

The results of operations, assets and liabilities of Gambro are included in the Medical Products segment, together with the related goodwill. Goodwill includes expected synergies, as well as an expanded dialysis product portfolio and global footprint for the company’s Medical Products business, particularly the Renal franchise. The goodwill is not deductible for tax purposes. Other intangible assets included developed technology of $916 million, trademarks of $206 million, and indefinite-lived IPR&D of $168 million. Other intangible assets, excluding IPR&D, are being amortized on a straight-line basis over a weighted-average estimated useful life of approximately 15 years. The acquired IPR&D related to next generation monitors, dialyzers, fluids, and other technologies used in both chronic and acute therapies. The projects ranged in levels of completion and were expected to be completed over a five year period. The value of the IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risk in such activities, discounted at a rate of 12%. As of the acquisition date, additional research and development costs totaling approximately $85 million were projected to be required in order for the projects to obtain regulatory approval. Certain projects were completed during 2014, and there has been no material change in management’s projections since the acquisition date.

Long-term debt and lease obligations included $221 million of Gambro’s pre-existing Euro-denominated debt assumed by Baxter on the date of closing, which was subsequently paid off in September 2013. The debt settlement has been classified as a financing activity in the consolidated statements of cash flows.

The company incurred acquisition-related costs of $101 million during 2013, which were recorded in marketing and administrative expenses.

Actual and pro forma impact of acquisition

The following table presents information for Gambro that has been included in Baxter’s consolidated statements of income from the acquisition date through December 31, 2013.

(in millions)	Gambro’s operations included in Baxter’s results
Net sales	$513
Net loss	$ (45)

The net loss included the impact of fair value adjustments to acquisition-date inventory that was sold in 2013 (approximately $62 million on a pre-tax basis).

The following table presents supplemental pro forma information for the years ended December 31, 2013 and 2012 as if the acquisition of Gambro had occurred on January 1, 2012.

	Unaudited Pro Forma Consolidated Results
	Years ended December 31,
(in millions, except per share information)	2013	2012
Net sales	$15,996	$15,513
Income from continuing operations	2,138	1,978
Basic EPS from continuing operations	$ 3.94	$ 3.59
Diluted EPS from continuing operations	$ 3.89	$ 3.56

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

The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

•	Conversion of Gambro’s historical results of operations from International Financial Reporting Standards (IFRS) to GAAP.

•	Elimination of Gambro’s historical intangible asset amortization expense and property, plant and equipment depreciation expense.

•	Addition of amortization expense related to the fair value of identifiable intangible assets acquired.

•	Addition of depreciation expense related to the fair value of property, plant and equipment acquired.

•	Elimination of a $62 million charge related to the fair value adjustment of acquisition-date inventory from the year ended December 31, 2013.

•	Addition of a $62 million charge related to the fair value adjustment of acquisition-date inventory to the year ended December 31, 2012.

•	Elimination of Gambro’s historical interest expense and addition of interest expense associated with debt that was issued in 2013 to partially finance the acquisition.

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

Other Acquisitions

The following table summarizes the fair value of consideration transferred and the assets acquired and liabilities assumed as of the acquisition date for the company’s other significant acquisitions in 2014, 2013 and 2012.

	2014		2013	2012
(in millions)	Chatham	AesRx	Inspiration/Ipsen	Synovis
Consideration transferred
Cash, net of cash acquired	$ 70	$15	$ 51	$304
Contingent payments	77	65	269	—

Fair value of consideration transferred	$147	$80	$320	$304

Assets acquired and liabilities assumed
Other intangible assets	$ 74	$78	$288	$115
Other assets, net	—	—	25	25

Total identifiable net assets	$ 74	$78	$313	$140
Goodwill	73	2	7	164

Total assets acquired and liabilities assumed	$147	$80	$320	$304

Pro forma financial information has not been included because these acquisitions, individually and in the aggregate, did not have a material impact on the company’s financial position or results of operations for the years ended December 31, 2014, 2013 and 2012. Additional information regarding the above acquisitions has been provided below.

Chatham Therapeutics, LLC

In May 2012, Baxter entered into an exclusive global license agreement with Chatham Therapeutics, LLC (Chatham Therapeutics) to develop and commercialize potential treatments for hemophilia B utilizing Chatham Therapeutics’ gene therapy technology. Baxter recognized an R&D charge of $30 million related to an upfront payment.

In April 2014, Baxter acquired all of the outstanding membership interests in Chatham Therapeutics, obtaining all gene therapy programs related to the development and commercialization of treatments for hemophilia.

Baxter made an initial payment of $70 million, and may make additional payments of up to $560 million in payments related to the achievement of development, regulatory and first commercial sale milestones, in addition to sales milestones of up to $780 million. The estimated fair value of the contingent payment liabilities at the acquisition date was $77 million, which was recorded in other long-term liabilities, and was calculated based on the probability of achieving the specified milestones and the discounting of expected future cash flows. As of December 31, 2014, there were no significant changes to these contingent payment liabilities.

Baxter allocated $74 million of the total consideration to acquired IPR&D, which is being accounted for as an indefinite-lived intangible asset, with the residual consideration of $73 million recorded as goodwill. The acquired IPR&D primarily related to Chatham Therapeutics’ hemophilia A (FVIII) program, which was in preclinical stage at the time of the acquisition and is expected to be completed in approximately 10 years. The value of the IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risks in such activities, discounted at a rate of 12%. Additional R&D will be required prior to obtaining regulatory approval and, as of the acquisition date, incremental R&D costs were projected to be in excess of $130 million. The goodwill, which may be deductible for tax purposes depending on the ultimate resolution of the contingent payment liabilities, includes the value of potential future technologies as well as the overall strategic benefits of the acquisition to Baxter in the hemophilia market and is included in the BioScience segment.

AesRx, LLC

In June 2014, Baxter acquired all of the outstanding membership interests in AesRx, LLC (AesRx), obtaining AesRx’s program related to the development and commercialization of treatments for sickle cell disease.

Baxter made an initial payment of $15 million, and may make additional payments of up to $278 million related to the achievement of development and regulatory milestones, in addition to sales milestones of up to $550 million. The estimated fair value of the contingent payment liabilities at the acquisition date was $65 million, which was recorded in other long-term liabilities, and was calculated based on the probability of achieving the specified milestones and the discounting of expected future cash flows. As of December 31, 2014, there were no significant changes to these contingent payment liabilities.

Baxter allocated $78 million of the total consideration to acquired IPR&D, which is being accounted for as indefinite-lived intangible assets, with the residual consideration of $2 million recorded as goodwill. The acquired IPR&D related to AesRx’s sickle cell disease program, which was in Phase II clinical trials at the time of the acquisition, and was expected to be completed in approximately five years. The value of IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risks in such activities, discounted at a rate of 15.5%. Additional R&D will be required prior to obtaining regulatory approval and, as of the acquisition date, incremental R&D costs were projected to be in excess of $40 million.

Inspiration / Ipsen

In March 2013, Baxter acquired the investigational hemophilia compound OBIZUR and related assets from Inspiration BioPharmaceuticals, Inc. (Inspiration), and certain other OBIZUR related assets, including manufacturing operations, were acquired from Ipsen Pharma S.A.S. (Ipsen) in conjunction with Inspiration’s bankruptcy proceedings. Ipsen was Inspiration’s senior secured creditor and had been providing Inspiration with debtor-in-possession financing to fund Inspiration’s operations and the sales process. Additionally, Ipsen was the owner of certain assets acquired by Baxter in the transaction.

OBIZUR is a recombinant porcine factor VIII that was approved in the United States in 2014 for the treatment of patients with acquired hemophilia A, and is being investigated for the treatment of congenital hemophilia A patients with inhibitors.

In March 2013, Baxter made an upfront payment of $51 million for OBIZUR and the related assets, and, as of the acquisition date, may make future payments of up to $135 million related to the achievement of regulatory and sales milestones. Additionally, Baxter may make sales-based payments. The estimated fair value of contingent payment liabilities at the acquisition date was $269 million, which was recorded in other long-term liabilities, and was calculated based on the probability of achieving the specified milestones and sales-based payments and the discounting of expected future cash flows. As of December 31, 2014, the estimated fair value of the contingent payments was $386 million. Refer to Note 10 for additional information regarding the Inspiration / Ipsen contingent payment liability.

Goodwill of $7 million principally includes the value associated with the assembled workforce at the acquired manufacturing facility. The goodwill is deductible for tax purposes. Other intangible assets of $288 million related to acquired IPR&D activities, and the total was accounted for as an indefinite-lived intangible asset at the acquisition date.

The results of operations, assets and liabilities from the Inspiration / Ipsen acquisition are included in the BioScience segment, together with the related goodwill.

Synovis Life Technologies, Inc.

In February 2012, the company acquired Synovis Life Technologies, Inc. (Synovis), a publicly-traded company which developed, manufactured and marketed biological and mechanical products for soft tissue repair used in a variety of surgical procedures.

Goodwill of $164 million includes expected synergies and other benefits the company believes will result from the acquisition, including an expanded product portfolio and the impact of a larger sales force to support surgeons across a range of procedures. The goodwill is not deductible for tax purposes. Other intangible assets of $115 million related to developed technology and are being amortized on a straight-line basis over an estimated average useful life of 12 years.

The results of operations, assets and liabilities of Synovis are included in the BioScience segment, together with the related goodwill.

Collaborations

Merrimack Pharmaceuticals, Inc.

In September 2014, Baxter entered into a license and collaboration agreement with Merrimack Pharmaceuticals, Inc. (Merrimack) relating to the development and commercialization of MM-398 (nanoliposomal irinotecan injection), also known as “nal-IRI.” The arrangement includes all potential indications for MM-398 across all markets with the exception of the United States and Taiwan. The first indication being pursued is for the treatment of patients with metastatic pancreatic cancer who were previously treated with gemcitabine-based therapy. In 2014, Baxter recognized an R&D charge of $100 million related to an upfront payment. Upon entering into the agreement, Baxter had the potential to make future payments of up to $870 million related to the achievement of development, regulatory, and commercial milestones, in addition to royalty payments.

CTI BioPharma Corp.

In November 2013, Baxter acquired approximately 16 million shares of CTI BioPharma Corp. (CTI BioPharma), which was formerly named Cell Therapeutics, Inc., common stock for $27 million. Baxter also entered into an exclusive worldwide licensing agreement with CTI BioPharma, to develop and commercialize pacritinib, a novel investigational JAK2/FLT3 inhibitor with activity against genetic mutations linked to myelofibrosis, leukemia and certain solid tumors. Pacritinib is currently in Phase III development for patients with myelofibrosis, a chronic malignant bone marrow disorder. Under the terms of the agreement, Baxter gained commercialization rights for all indications of pacritinib outside the United States and Baxter and CTI BioPharma will jointly commercialize pacritinib in the United States. CTI BioPharma is responsible for the funding of the majority of development activities as well as the manufacture of the product. In 2013, Baxter recognized an R&D charge of $33 million related to an upfront payment. Upon entering into the agreement, Baxter had the potential to make future payments of up to $302 million related to the achievement of development, regulatory, and commercial milestones, in addition to future royalty payments.

Coherus Biosciences, Inc.

In August 2013, Baxter entered into an exclusive license agreement with Coherus Biosciences, Inc. (Coherus) to develop and commercialize a biosimilar to ENBREL® (etanercept) for Europe, Canada, Brazil and certain other markets. Baxter also has the right of first refusal to certain other biosimilars in the collaboration. Under the terms of the agreement, Coherus is responsible for the development plan, preparation of regulatory filings, and manufacture of the product, subject to certain cost reimbursement by Baxter. In 2013, Baxter recognized R&D charges of $30 million related to its decision to continue to pursue development of etanercept. Upon entering into the agreement, Baxter had the potential to make future payments of up to $169 million relating to the achievement of development and regulatory milestones, in addition to future royalty payments.

JW Holdings Corporation

In July 2013, Baxter entered into a collaboration agreement with JW Holdings Corporation (JW Holdings) for parenteral nutritional products containing a novel formulation of omega 3 lipids. Baxter has exclusive rights to co-develop and distribute the products globally, with the exception of Korea. In 2013, Baxter recognized an R&D charge of $25 million related to an upfront payment. Upon entering into the agreement, Baxter had the potential to make future payments of up to $11 million relating to the achievement of regulatory milestones, in addition to future royalty payments.

Onconova Therapeutics, Inc.

In July 2012, Baxter acquired approximately three million shares of preferred stock in Onconova Therapeutics, Inc. (Onconova) for $50 million. Refer to Note 10 for additional information regarding this investment. In September 2012, Baxter entered into an exclusive license agreement with Onconova for rigosertib, a novel targeted anti-cancer compound for the treatment of a group of rare hematologic malignancies called myelodysplastic syndromes and pancreatic cancer. Baxter gained commercialization rights for the compound in Europe. Onconova is responsible for the funding of the R&D as well as the manufacture of the product. In 2012, Baxter recognized an R&D charge of $50 million related to an upfront payment. Upon entering into the agreement, Baxter had the potential to make future payments of up to $783 million related to the achievement of development, regulatory, and commercial milestones, in addition to future royalty payments.

Momenta Pharmaceuticals, Inc.

In February 2012, the company entered into an exclusive license agreement with Momenta Pharmaceuticals, Inc. (Momenta) to develop and commercialize biosimilars. The arrangement includes specified funding by Baxter, as well as other responsibilities, relating to development and commercialization activities. In 2012, Baxter recognized an R&D charge of $33 million related to an upfront payment. Upon entering into the agreement, Baxter had the potential to make future payments of up to $202 million related to the exercise of options to develop additional products and the achievement of technical, development and regulatory milestones for these products, in addition to future royalty payments and potential profit-sharing payments.

Unfunded Contingent Payments

At December 31, 2014, the company’s unfunded contingent milestone payments associated with all of its collaborative arrangements totaled $2.6 billion. This total excludes any contingent royalty and profit-sharing payments. Based on the company’s projections, any contingent payments made in the future will be more than offset over time by the estimated net future cash flows relating to the rights acquired for those payments.

Payments to Collaboration Partners

Payments to collaboration partners classified in R&D expenses were $270 million, $129 million, and $138 million in 2014, 2013, and 2012, respectively. These payments were comprised of upfront payments of $100 million, $88 million and $108 million in 2014, 2013 and 2012, respectively, and milestone payments of $118 million, $17 million and $6 million in 2014, 2013 and 2012, respectively. The remainder related to R&D cost reimbursements. Payments to collaboration partners classified in cost of sales were not significant in 2014, 2013 and 2012.

NOTE 6

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a summary of the activity in goodwill by segment.

(in millions)	BioScience	Medical Products	Total

December 31, 2012	$ 975	$1,527	$2,502
Additions	7	1,622	1,629
Currency translation and other adjustments	9	65	74

December 31, 2013	991	3,214	4,205
Additions	75	4	79
Currency translation and other adjustments	(39)	(371)	(410)

December 31, 2014	$1,027	$2,847	$3,874

Goodwill additions in 2014 and 2013 were primarily related to the acquisitions of Chatham Therapeutics in the BioScience segment and Gambro in the Medical Products segment, respectively.

As of December 31, 2014, there were no accumulated goodwill impairment losses.

Other Intangible Assets, Net

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total

December 31, 2014
Gross other intangible assets	$2,278	$ 443	$272	$2,993
Accumulated amortization	(769)	(145)	—	(914)

Other intangible assets, net	$1,509	$ 298	$272	$2,079

December 31, 2013
Gross other intangible assets	$2,144	$ 494	$465	$3,103
Accumulated amortization	(665)	(144)	—	(809)

Other intangible assets, net	$1,479	$ 350	$465	$2,294

Intangible asset amortization expense was $185 million in 2014, $129 million in 2013 and $101 million in 2012. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2014 is $193 million in 2015, $189 million in 2016, $173 million in 2017, $168 million in 2018 and $155 million in 2019.

The decrease in indefinite-lived intangible assets and corresponding increase in developed technology was primarily driven by the acquired IPR&D from the Inspiration / Ipsen acquisition obtaining regulatory approval. These intangible assets are being amortized on a straight-line basis over an estimated useful life of approximately 15 years. The decrease in indefinite-lived intangible assets was partially offset by additions related to the acquisitions of Chatham Therapeutics and AesRx. The overall decrease in intangible assets was also driven by currency translation.

NOTE 7

INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion Pump Charges

The company is undertaking a field corrective action with respect to the SIGMA Spectrum Infusion Pump, which is predominantly sold in the United States. The United States Food and Drug Administration (FDA) categorized the action as a Class 1 recall during the second quarter of 2014 and the company recorded a charge of $93 million related primarily to cash costs associated with remediation efforts. Remediation is expected to include software-related corrections and a replacement pump in a limited number of cases. The company expects to complete remediation by mid-2016. The company utilized $4 million of the cash reserves in the fourth quarter of 2014 and, as of December 31, 2014, the company believes the remaining reserves to be adequate; however, it is possible that substantial additional cash and non-cash charges may be required in future periods based on new information or changes in estimates.

From 2005 through 2011, the company recorded total charges and adjustments of $925 million related to COLLEAGUE and SYNDEO infusion pumps, including $716 million of cash costs and $209 million principally related to asset impairments.

During 2012, the company recorded an adjustment of $37 million in cost of sales to reduce the COLLEAGUE infusion pump reserves as the company substantially completed its recall activities in the United States. The company also refined the original expectations for cash and non-cash activities based on expected usage of the reserves and recorded a $63 million adjustment to increase reserves for cash costs with a corresponding decrease to non-cash reserves, which had no impact on the results of operations. The net impact of these adjustments was an increase in cash reserves of $26 million during 2012. During 2013, the company further refined its expectations for cash and non-cash activities related to COLLEAGUE based on expected usage of the reserves and recorded a $17 million adjustment to decrease reserves for cash costs with a corresponding increase to non-cash reserves, which had no impact on the results of operations. During 2014, the company further refined its expectations and recorded an adjustment of $25 million in cost of sales to reduce the COLLEAGUE infusion pump reserves based on the progress of remediation activities in Canada.

The following table summarizes cash activity in the company’s COLLEAGUE and SYNDEO infusion pump reserves through December 31, 2014.

(in millions)

Charges and adjustments in 2005 through 2011	$716
Utilization in 2005 through 2011	(440)

Reserves at December 31, 2011	276
Reserve adjustments	26
Utilization	(175)

Reserves at December 31, 2012	127
Reserve adjustments	(17)
Utilization	(27)

Reserves at December 31, 2013	83
Reserve adjustments	(25)
Utilization	(36)

Reserves at December 31, 2014	$22

The reserve for remediation activities in the United States has been substantially utilized, with remaining reserves related to remediation activities outside of the United States continuing to be utilized through 2015.

As of December 31, 2014, the company believes the remaining infusion pump reserves for COLLEAGUE and SYNDEO to be adequate; however, additional adjustments may be recorded in the future as the programs are completed.

Business Optimization Charges

From 2009 through 2011, the company recorded total charges of $528 million (of which $13 million are classified as discontinued operations) primarily related to costs associated with optimizing the company’s overall cost structure on a global basis, as the company streamlined its international operations, rationalized its manufacturing facilities, enhanced its general and administrative infrastructure and re-aligned certain R&D activities. The total charges included cash costs of $409 million, principally pertaining to severance and other employee-related costs, and $119 million of asset impairments relating to fixed assets, inventory and other assets associated with discontinued products and projects.

The company’s total charges in 2014, 2013, and 2012 are presented below.

years ended December 31 (in millions)	2014	2013	2012

Cash expenses	$87	$182	$98
Non-cash expenses	4	132	52
Reserve adjustments	(64)	(20)	—

Total business optimization expenses	27	294	150

Discontinued operations	(8)	(101)	—

Business optimization expenses in continuing operations	$19	$193	$150

The 2014 charges primarily included severance and other employee-related costs associated with the formation of a new R&D center in Cambridge, Massachusetts as well as Gambro post-acquisition restructuring activities. The 2013 charges included severance, other employee-related costs, and asset impairments associated with the discontinuation of certain R&D programs related to the Vaccines franchise, in addition to Gambro post-acquisition restructuring activities. In 2014 and 2013, the company refined its expectations and recorded adjustments to previous business optimization reserves that are no longer probable of being utilized. The 2012 charges included severance, other employee-related costs, and asset impairments primarily in Europe and the United States.

The business optimization charges are recorded as follows in the consolidated statements of income:

•	2014: ($8 million) in cost of sales, $2 million in marketing and administrative expenses, and $25 million in R&D expenses (with an additional $8 million recorded in discontinued operations)

•	2013: $52 million in cost of sales, $95 million in marketing and administrative expenses, and $46 million in R&D expenses (with an additional $101 million recorded in discontinued operations)

•	2012: $62 million in cost of sales, $60 million in marketing and administrative expenses, and $28 million in R&D expenses

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)

Charges and adjustments in 2009 through 2011	$409
Utilization in 2009 through 2011	(183)
CTA	(1)

Reserve at December 31, 2011	225
2012 charges	98
Utilization in 2012	(99)
CTA	(4)

Reserve at December 31, 2012	220
2013 charges	182
Reserve adjustments	(20)
Utilization in 2013	(98)
CTA	4

Reserve at December 31, 2013	288
2014 charges	87
Reserve adjustments	(62)
Utilization in 2014	(125)
CTA	(19)

Reserve at December 31, 2014	$169

The reserves are expected to be substantially utilized by the end of 2016. The company believes the remaining reserves to be adequate; however, additional adjustments may be recorded in the future as the programs are completed.

NOTE 8

DEBT, CREDIT FACILITIES AND LEASE COMMITMENTS

Debt Outstanding

At December 31, 2014 and 2013, the company had the following debt outstanding.

as of December 31 (in millions)		2014	2013

Commercial paper		$ 875	$—
Other short-term debt		38	181

Short-term debt		$ 913	$181

as of December 31 (in millions)	Effective interest rate in 2014[1]	2014[2]	2013[2]

4.0% notes due 2014	4.1%	—	351
Floating rate notes due 2014	0.6%	—	500
Variable-rate loan due 2015	0.8%	171	194
4.625% notes due 2015	4.7%	604	625
5.9% notes due 2016	6.0%	614	622
0.95% notes due 2016	1.1%	500	500
1.85% notes due 2017	2.0%	500	500
Variable-rate loan due 2017	1.0%	120	136
5.375% notes due 2018	5.5%	500	499
1.85% notes due 2018	2.0%	750	750
4.5% notes due 2019	4.6%	535	534
4.25% notes due 2020	4.4%	299	299
2.40% notes due 2022	2.5%	723	684
3.2% notes due 2023	3.3%	1,275	1,246
6.625% debentures due 2028	6.7%	132	133
6.25% notes due 2037	6.3%	499	499
3.65% notes due 2042	3.7%	298	298
4.5% notes due 2043	4.5%	500	500
Other	—	372	115

Total debt and capital lease obligations		8,392	8,985
Current portion		(786)	(859)

Long-term portion		$7,606	$8,126

[1]	Excludes the effect of any related interest rate swaps.
[2]	Book values include any discounts, premiums and adjustments related to hedging instruments.

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

Commercial Paper

During 2014, the company issued and redeemed commercial paper, and there was $875 million outstanding at December 31, 2014 with a weighted-average interest rate of 0.456%. There was no commercial paper outstanding at December 31, 2013.

Credit Facilities

The company’s primary revolving credit facility has a maximum capacity of $1.5 billion and matures in December 2015. In 2014, the company entered into an additional revolving credit facility with a maximum capacity of $1.8 billion which also matures in December 2015 and contains similar covenants as the primary revolving credit facility. The company also maintains a Euro-denominated revolving credit facility with a maximum capacity of approximately $375 million as of December 31, 2014 and matures in December 2015. As of December 31, 2014 there were no borrowings outstanding under any of these revolving credit facilities. As of December 31, 2013, there was approximately $124 million outstanding under the Euro-denominated facility and there were no outstanding borrowings under the primary revolving credit facility. The company’s facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. At December 31, 2014, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting any of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

The company also maintains other credit arrangements, which totaled $329 million at December 31, 2014 and $587 million at December 31, 2013. Borrowings outstanding under these facilities totaled $38 million at December 31, 2014 and $181million at December 31, 2013.

Leases

The company leases certain facilities and equipment under capital and operating leases expiring at various dates. The leases generally provide for the company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Most of the operating leases contain renewal options. Operating lease rent expense was $250 million in 2014, $214 million in 2013 and $202 million in 2012.

Future Minimum Lease Payments and Debt Maturities

as of and for the years ended December 31 (in millions)	Operating leases	Debt maturities and capital leases
2015	$ 222	$ 786
2016	187	1,142
2017	163	644
2018	130	1,275
2019	113	525
Thereafter	232	4,097

Total obligations and commitments	1,047	8,469
Interest on capital leases, discounts and premiums, and adjustments relating to hedging instruments	—	(77)

Total debt and lease obligations	$1,047	$8,392

NOTE 9

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

The notional amounts of foreign exchange contracts were $917 million and $2.1 billion as of December 31, 2014 and 2013, respectively. As of December 31, 2014, $550 million of interest rate contracts designated as cash flow hedges were outstanding. The company did not have any interest rate contracts designated as cash flow hedges outstanding at December 31, 2013. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2014 is 12 months.

Fair Value Hedges

The company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These instruments hedge the company’s earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.

The total notional amount of interest rate contracts designated as fair value hedges was $2.9 billion and $1.2 billion as of December 31, 2014 and 2013, respectively.

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

There were no hedge dedesignations in 2014 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur. In 2013, the company had $1 billion of interest rate contracts designated as cash flow hedges that matured or were terminated, resulting in a net gain of $5 million that was deferred in AOCI. In the second quarter of 2013, the company determined that certain forecasted transactions associated with these contracts were no longer probable of occurring and therefore dedesignated the hedge relationship, which, together with ineffectiveness, resulted in the immediate reclassification of a net gain of $11 million from AOCI to net interest expense. The remaining deferred net loss of $6 million from the matured or terminated interest rate contracts is being amortized to net interest expense against the related accrued interest payments.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during 2014 and 2013.

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

The total notional amount of undesignated derivative instruments was $434 million as of December 31, 2014 and $381 million as of December 31, 2013. In the fourth quarter of 2012 and the first quarter of 2013, the company entered into option contracts with a total notional amount of $3.7 billion to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Gambro. These contracts matured in June 2013, and in the second quarter of 2013, the company entered into undesignated forward contracts with a total notional amount of $1.5 billion also to hedge anticipated foreign currency cash outflows associated with the planned acquisition of Gambro, which matured in 2013.

The company recorded losses of $23 million in 2013 associated with the Gambro-related option and forward contracts.

Gains and Losses on Derivative Instruments

The following tables summarize the gains and losses on the company’s derivative instruments for the years ended December 31, 2014 and 2013.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2014	2013		2014	2013

Cash flow hedges
Interest rate contracts	$ (1)	$26	Net interest expense	$ (1)	$10
Foreign exchange contracts	1	1	Net sales	1	(1)
Foreign exchange contracts	51	36	Cost of sales	13	32

Total	$51	$63		$13	$41

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2014	2013

Fair value hedges
Interest rate contracts	Net interest expense	$68	$(46)

Undesignated derivative instruments
Foreign exchange contracts	Other expense (income), net	$49	$ 11

For the company’s fair value hedges, equal and offsetting losses of $68 million and gains of $46 million were recognized in net interest expense in 2014 and 2013, respectively, as adjustments to the underlying hedged items, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the year ended December 31, 2014 was not material.

The following table summarizes net-of-tax activity in AOCI, a component of shareholders’ equity, related to the company’s cash flow hedges.

as of and for the years ended December 31 (in millions)	2014	2013	2012

Accumulated other comprehensive income (loss) balance at beginning of year	$10	$(5)	$2
Gain (loss) in fair value of derivatives during the year	32	41	(7)
Amount reclassified to earnings during the year	(8)	(26)	—

Accumulated other comprehensive income (loss) balance at end of year	$34	$10	$(5)

As of December 31, 2014, $28 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair value amounts of derivative instruments reported in the consolidated balance sheet as of December 31, 2014.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivative instruments designated as hedges
Interest rate contracts	Prepaid expenses and other	$1	Accounts payable and accrued liabilities	$ 2
Interest rate contracts	Other long-term assets	89	Other long-term liabilities	—
Foreign exchange contracts	Prepaid expenses and other	51	Accounts payable and accrued liabilities	—

Total derivative instruments designated as hedges		$141		$ 2

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$23

Total derivative instruments		$141		$25

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

	December 31, 2014		December 31, 2013
(in millions)	Asset	Liability	Asset	Liability

Gross amounts recognized in the consolidated balance sheet	$141	$ 25	$ 72	$ 22
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(22)	(22)	(17)	(17)

Total	$119	$ 3	$ 55	$ 5

NOTE 10

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

The following is a summary of the activity relating to the securitization arrangement.

as of and for the years ended December 31 (in millions)	2014	2013	2012

Sold receivables at beginning of year	$114	$157	$160
Proceeds from sales of receivables	464	506	630
Cash collections (remitted to the owners of the receivables)	(459)	(519)	(624)
Effect of currency exchange rate changes	(15)	(30)	(9)

Sold receivables at end of year	$104	$114	$157

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of December 31, 2014 and 2013, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $363 million and $561 million, respectively.

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

		Basis of fair value measurement
(in millions)	Balance at December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Foreign currency hedges	$ 51	$ —	$ 51	$ —
Interest rate hedges	90	—	90	—
Available-for-sale securities
Equity securities	105	105	—	—
Foreign government debt securities	18	—	18	—

Total assets	$264	$105	$159	$ —

Liabilities
Foreign currency hedges	$ 23	$ —	$ 23	$ —
Interest rate hedges	2	—	2	—
Contingent payments related to acquisitions	569	—	—	569

Total liabilities	$594	$ —	$ 25	$569

		Basis of fair value measurement
(in millions)	Balance at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Foreign currency hedges	$ 37	$ —	$ 37	$ —
Interest rate hedges	35	—	35	—
Available-for-sale securities
Equity securities	102	102	—	—
Foreign government debt securities	18	—	18	—

Total assets	$192	$102	$ 90	$ —

Liabilities
Foreign currency hedges	$ 8	$ —	$ 8	$ —
Interest rate hedges	14	—	14	—
Contingent payments related to acquisitions	340	—	—	340

Total liabilities	$362	$ —	$ 22	$340

As of December 31, 2014, cash and equivalents of $2.9 billion included money market funds of approximately $989 million, which would be considered Level 2 in the fair value hierarchy.

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

Contingent payments related to acquisitions consist of development, regulatory, and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory, and commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. As of December 31, 2014, management’s expected weighted-average probability of payment for development, regulatory, and commercial milestone payments expected to occur was approximately 26%. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated.

At December 31, 2014, the company held available-for-sale equity securities that had an amortized cost basis and fair value of $79 million and $105 million, respectively. The company had net unrealized gains of $27 million, comprised of unrealized losses of $9 million, which are temporary in nature, and unrealized gains of $36 million. At December 31, 2013, the amortized cost basis and fair value of the available-for-sale equity securities was $111 million and $102 million, respectively, with $9 million in cumulative unrealized losses. As of December 31, 2014 and 2013, the cumulative unrealized gains or losses for the company’s available-for-sale debt securities were less than $1 million.

In July 2012, Baxter acquired approximately 3 million shares of Onconova preferred stock for $50 million, which the company classified as available-for-sale debt securities as a result of certain mandatory redemption rights held by Baxter. In 2013, Baxter reclassified the securities to available-for-sale equity securities as a result of the conversion of the preferred stock to common stock upon the completion of Onconova’s initial public offering. In 2014, the company recorded a $45 million other-than-temporary impairment charge to write-down the investment in Onconova to its fair value of $9 million based on the duration and severity of the loss. The loss was reported in other expense (income), net. The company recognized losses totaling $8 million in 2012 related to unrealized and realized losses associated with the company’s Greek government and European Financial Stability Facility bonds, which Baxter sold for $14 million in the second quarter of 2012.

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

Refer to Note 13 for fair value disclosures related to the company’s pension plans.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and preferred stock.

(in millions)	Contingent payments	Preferred stock

Fair value as of December 31, 2012	$ 86	$ 51
Additions	269	—
Payments	(2)	—
Net gains recognized in earnings	(17)	—
CTA	4	—
Conversion to a publicly traded equity security	—	(51)

Fair value as of December 31, 2013	340	—
Additions	142	—
Payments	(15)	—
Net losses recognized in earnings	122	—
CTA	(20)	—

Fair value as of December 31, 2014	$569	$ —

The company’s additions in 2014 related to the contingent payment liabilities of $77 million associated with the acquisition of Chatham Therapeutics and $65 million associated with the acquisition of AesRx. The net loss recognized in earnings primarily related to an increase in the estimated fair value of contingent payment liabilities associated with the 2013 acquisition of the investigational hemophilia compound OBIZUR and related assets from Inspiration and Ipsen. The loss was reported in other expense (income), net. The contingent liabilities were increased based on updated information indicating that the probability of achieving certain sales levels, and the resulting sales-based payments, was higher than previously expected. The company’s additions in 2013 principally related to contingent payment liabilities of $269 million associated with the Inspiration / Ipsen acquisition in the first quarter of 2013.

As discussed further in Note 7, the company recorded asset impairment charges related to its COLLEAGUE and SYNDEO infusion pumps and business optimization initiatives in 2014, 2013, and 2012. As these assets had no alternative use and no salvage value, the fair values, measured using significant unobservable inputs (Level 3), were assessed to be zero.

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

	Book values		Approximate fair values
as of December 31 (in millions)	2014	2013	2014	2013

Assets
Investments	$54	$53	$52	$53
Liabilities
Short-term debt	913	181	913	181
Current maturities of long-term debt and lease obligations	786	859	791	862
Long-term debt and lease obligations	7,606	8,126	8,192	8,298
Long-term litigation liabilities	53	72	52	70

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of December 31, 2014 and 2013.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments	$ 52	$—	$ 8	$44

Total assets	$ 52	$—	$ 8	$44

Liabilities
Short-term debt	$ 913	$—	$ 913	$—
Current maturities of long-term debt and lease obligations	791	—	791	—
Long-term debt and lease obligations	8,192	—	8,192	—
Long-term litigation liabilities	52	—	—	52

Total liabilities	$9,948	$—	$9,896	$52

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments	$ 53	$—	$ 17	$36

Total assets	$ 53	$—	$ 17	$36

Liabilities
Short-term debt	$ 181	$—	$ 181	$—
Current maturities of long-term debt and lease obligations	862	—	862	—
Long-term debt and lease obligations	8,298	—	8,298	—
Long-term litigation liabilities	70	—	—	70

Total liabilities	$9,411	$—	$9,341	$70

The estimated fair values of long-term litigation liabilities were computed by discounting the expected cash flows based on currently available information, which in many cases does not include final orders or settlement agreements. The discount factors used in the calculations reflect the non-performance risk of the company.

Investments in 2014 and 2013 include certain cost method investments and held-to-maturity debt securities.

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

In 2014, the company recorded $84 million of income in other expense (income), net related to equity method investments, which primarily represented gains from the sale of certain investments as well as distributions from funds that sold portfolio companies.

NOTE 11

COMMITMENTS AND CONTINGENCIES

Collaboration Agreement Contingent Payments

Refer to Note 5 for information regarding the company’s unfunded contingent payments associated with collaborative arrangements.

Limited Partnership Commitments

In connection with the company’s initiative to invest in early-stage products and therapies, the company has unfunded commitments of $38 million as a limited partner in multiple investment companies as of December 31, 2014.

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

Legal Contingencies

Refer to Note 16 for a discussion of the company’s legal contingencies.

NOTE 12

SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The company’s stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs) and purchases under the company’s employee stock purchase plan. Shares issued relating to the company’s stock-based plans are generally issued out of treasury stock.

In 2011, shareholders approved the Baxter International Inc. 2011 Incentive Plan which provided for 40 million additional shares of common stock available for issuance with respect to awards for participants. As of December 31, 2014, approximately 29 million authorized shares are available for future awards under the company’s stock-based compensation plans.

Stock Compensation Expense

Stock compensation expense recognized in the consolidated statements of income was $159 million, $150 million and $130 million in 2014, 2013 and 2012, respectively. The related tax benefit recognized was $51 million in 2014, $45 million in 2013 and $40 million in 2012.

Stock compensation expense is recorded at the corporate level and is not allocated to a segment. Over 70% of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of sales and R&D expenses. Costs capitalized in the consolidated balance sheets at December 31, 2014 and 2013 were not significant.

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

years ended December 31	2014	2013	2012

Expected volatility	24%	25%	25%
Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate	1.7%	0.9%	1.0%
Dividend yield	2.84%	2.6%	2.3%
Fair value per stock option	$12	$12	$10

The following table summarizes stock option activity for the year ended December 31, 2014 and stock option information at December 31, 2014.

(options and aggregate intrinsic values in thousands)	Options	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at January 1, 2014	29,129	$57.00
Granted	6,894	69.26
Exercised	(5,591)	52.54
Forfeited	(1,042)	67.16
Expired	(117)	49.21

Outstanding at December 31, 2014	29,273	$60.41	6.2	$377,120

Vested or expected to vest as of December 31, 2014	28,756	$60.25	6.2	$375,093

Exercisable at December 31, 2014	17,419	$55.36	4.6	$312,381

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last trading day of the year. The total intrinsic value of options exercised was $114 million, $176 million and $129 million in 2014, 2013 and 2012, respectively.

As of December 31, 2014, $63 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.6 years.

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

The following table summarizes nonvested RSU activity for the year ended December 31, 2014.

(share units in thousands)	Share units	Weighted- average grant-date fair value

Nonvested RSUs at January 1, 2014	2,218	$62.06
Granted	1,521	71.22
Vested	(854)	60.23
Forfeited	(237)	62.50

Nonvested RSUs at December 31, 2014	2,648	$67.89

As of December 31, 2014, $92 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 1.7 years. The weighted-average grant-date fair value of RSUs in 2014, 2013 and 2012 was $71.22, $70.09 and $57.03, respectively. The fair value of RSUs vested in 2014, 2013 and 2012 was $62 million, $47 million and $21 million, respectively.

PSUs

The company’s annual equity awards stock compensation program for senior management includes the issuance of PSUs based on return on invested capital (ROIC) as well as market conditions. The vesting condition for ROIC PSUs is set at the beginning of the year for each tranche of the award during the three-year service period. Compensation cost for the ROIC PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each tranche of the award are established. The fair value of the awards is determined based on the quoted price of the company’s stock on the grant date for each tranche of the award. The compensation cost for ROIC PSUs is adjusted at each reporting date to reflect the estimated probability of achieving the vesting condition.

The fair value for PSUs based on market conditions is determined using a Monte Carlo model. The assumptions used in estimating the fair value of these PSUs granted during the period, along with the grant-date fair values, were as follows.

years ended December 31	2014	2013	2012

Baxter volatility	20%	21%	24%
Peer group volatility	13%-58%	13%-38%	14%-50%
Correlation of returns	0.23-0.66	0.37-0.62	0.26-0.54
Risk-free interest rate	0.7%	0.3%	0.4%
Fair value per PSU	$57	$67	$72

Unrecognized compensation cost related to all granted unvested PSUs of $12 million at December 31, 2014 is expected to be recognized as expense over a weighted-average period of 1.6 years.

The following table summarizes nonvested PSU activity for the year ended December 31, 2014.

(share units in thousands)	Share units	Weighted-average grant-date fair value

Nonvested PSUs at January 1, 2014	645	$70.18
Granted	285	62.08
Vested	(360)	71.51
Forfeited	(81)	68.16

Nonvested PSUs at December 31, 2014	489	$64.80

Employee Stock Purchase Plan

Nearly all employees are eligible to participate in the company’s employee stock purchase plan. The employee purchase price is 85% of the closing market price on the purchase date.

In 2011, shareholders approved the Baxter International Inc. Employee Stock Purchase Plan which reflected the merger of the previous plans for U.S. and international employees. This employee stock purchase plan provided for 10 million shares of common stock available for issuance to eligible participants, of which approximately seven million shares were available for future awards as of December 31, 2014.

During 2014, 2013 and 2012, the company issued approximately 0.8 million, 0.8 million and 0.9 million shares, respectively, under the prior and current employee stock purchase plans. The number of shares under subscription at December 31, 2014 totaled approximately 0.6 million.

Realized Excess Income Tax Benefits and the Impact on the Statements of Cash Flows

Realized excess tax benefits associated with stock compensation are presented in the consolidated statements of cash flows as an outflow within the operating section and an inflow within the financing section. Realized excess tax benefits from stock-based compensation were $24 million, $34 million and $24 million in 2014, 2013 and 2012, respectively.

Cash Dividends

Total cash dividends declared per common share for 2014, 2013, and 2012 were $2.05, $1.92 and $1.57, respectively. In November 2014, the board of directors declared a quarterly dividend of $0.52 per share ($2.08 per share on an annualized basis), which was paid on January 2, 2015 to shareholders of record as of December 5, 2014.

In May 2013, the board of directors declared a quarterly dividend of $0.49 per share ($1.96 per share on an annualized basis), which represented an increase of 9% over the previous quarterly rate. In July 2012, the board of directors declared a quarterly dividend of $0.45 per share ($1.80 per share on an annualized basis), which represented an increase of 34% over the previous quarterly rate.

Stock Repurchase Programs

As authorized by the board of directors, the company repurchases its stock depending on the company’s cash flows, net debt level and market conditions. The company repurchased eight million shares for $0.6 billion in 2014, 13 million shares for $0.9 billion in 2013 and 25 million shares for $1.5 billion in 2012. In July 2012, the board of directors authorized the repurchase of up to $2.0 billion of the company’s common stock and $0.5 billion remained available as of December 31, 2014.

NOTE 13

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

In July 2014, a change was made to postemployment medical benefits for retirees who are age 65 or older. Effective January 1, 2015, Baxter will exit sponsorship and provide eligible retirees and their dependents a subsidy to be utilized on a medical insurance exchange. This change was accounted for as a significant plan amendment. Accordingly, the postemployment benefit obligation was remeasured using a discount rate of 4.30% as of July 31, 2014. The plan amendment resulted in a reduction to the postemployment benefit obligation of $124 million, which was partially offset by a $44 million actuarial loss for the change in discount rate. The corresponding $80 million recognized in AOCI will be amortized as a reduction to net periodic benefit cost over approximately 11 years.

In August 2012, Baxter announced an offer to terminated-vested participants in the U.S. pension plan (approximately 16,000 participants) to pay a lump-sum payment which would fully settle the company’s pension plan obligation to these participants. The company offered the one-time voluntary lump-sum payment in an effort to reduce its long-term pension obligations and ongoing annual pension expense. The final acceptance rate by participants was approximately 50 percent, which resulted in a final payout of $377 million from plan assets in December 2012. The company recorded a non-cash settlement charge of $164 million in the fourth quarter of 2012 to immediately expense the unrealized actuarial losses related to the obligations that were settled, which were previously deferred in AOCI. The settlement charge was recognized in marketing and administrative expenses since the terminated-vested participants subject to the settlement were no longer contributing to the activities of the company.

Reconciliation of Pension and Other Postemployment Benefits (OPEB) Plan Obligations, Assets and Funded Status

The benefit plan information in the table below pertains to all of the company’s pension and OPEB plans, both in the United States and in other countries.

	Pension benefits		OPEB
as of and for the years ended December 31 (in millions)	2014	2013	2014	2013

Benefit obligations
Beginning of period	$5,425	$5,364	$564	$650
Service cost	130	137	5	10
Interest cost	242	207	25	26
Participant contributions	10	9	12	11
Actuarial loss/(gain)	965	(350)	106	(99)
Benefit payments	(228)	(203)	(37)	(34)
Settlements	(6)	(4)	—	—
Acquisitions and divestitures	(8)	220	—	—
Plan amendments	(5)	—	(124)	—
Foreign exchange and other	(194)	45	—	—

End of period	6,331	5,425	551	564

Fair value of plan assets
Beginning of period	4,000	3,642	—	—
Actual return on plan assets	427	464	—	—
Employer contributions	74	67	25	23
Participant contributions	10	9	12	11
Benefit payments	(228)	(203)	(37)	(34)
Settlements	(6)	(4)	—	—
Acquisitions and divestitures	—	8	—	—
Foreign exchange and other	(80)	17	—	—

End of period	4,197	4,000	—	—

Funded status at December 31	$(2,134)	$(1,425)	$(551)	$(564)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$53	$50	$—	$—
Current liability	(29)	(29)	(23)	(24)
Noncurrent liability	(2,158)	(1,446)	(528)	(540)

Net liability recognized at December 31	$(2,134)	$(1,425)	$(551)	$(564)

Accumulated Benefit Obligation Information

The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of the company’s pension plans was $5.8 billion and $5.0 billion at the 2014 and 2013 measurement dates, respectively.

The information in the funded status table above represents the totals for all of the company’s pension plans. The following is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

as of December 31 (in millions)	2014	2013

ABO	$5,550	$4,780
Fair value of plan assets	3,878	3,710

The following is information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets, and are therefore also included in the table directly above).

as of December 31 (in millions)	2014	2013

PBO	$6,117	$5,260
Fair value of plan assets	3,954	3,785

Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(in millions)	Pension benefits	OPEB

2015	$229	$24
2016	242	29
2017	259	30
2018	268	31
2019	286	31
2020 through 2024	1,643	156

Total expected net benefit payments for next 10 years	$2,927	$301

The expected net benefit payments above reflect the company’s share of the total net benefits expected to be paid from the plans’ assets (for funded plans) or from the company’s assets (for unfunded plans). The federal subsidies relating to the Medicare Prescription Drug, Improvement and Modernization Act are not expected to be significant.

Amounts Recognized in AOCI

The pension and OPEB plans’ gains or losses, prior service costs or credits, and transition assets or obligations not yet recognized in net periodic benefit cost are recognized on a net-of-tax basis in AOCI and will be amortized from AOCI to net periodic benefit cost in the future.

The following is a summary of the pre-tax losses included in AOCI at December 31, 2014 and December 31, 2013.

(in millions)	Pension benefits	OPEB

Actuarial loss	$2,069	$159
Prior service credit and transition obligation	(5)	(120)

Total pre-tax loss recognized in AOCI at December 31, 2014	$2,064	$39

Actuarial loss	$1,455	$55
Prior service credit and transition obligation	—	(1)

Total pre-tax loss recognized in AOCI at December 31, 2013	$1,455	$54

Refer to Note 14 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

years ended December 31 (in millions)	2014	2013	2012

(Charge) gain arising during the year, net of tax (benefit) expense of ($240) in 2014, $221 in 2013 and ($143) in 2012	$(494)	$426	$(353)
Settlement charge, net of tax expense of $65	—	—	103
Amortization of loss to earnings, net of tax expense of $47 in 2014, $88 in 2013 and $77 in 2012	94	166	139

Pension and other employee benefits (charge) gain	$(400)	$592	$(111)

In 2012, OCI activity for pension and OPEB plans was related to actuarial losses, including the settlement of certain of the company’s pension obligations. In 2013, OCI activity for pension and OPEB plans was primarily related to actuarial gains/losses. In 2014, OCI activity for pension and OPEB plans was related to actuarial losses as well as the OPEB plan amendment referenced above.

Amounts Expected to be Amortized From AOCI to Net Periodic Benefit Cost in 2015

With respect to the AOCI balance at December 31, 2014, the following is a summary of the pre-tax amounts expected to be amortized to net periodic benefit cost in 2015.

(in millions)	Pension benefits	OPEB

Actuarial loss	$210	$9
Prior service credit and transition obligation	(2)	(12)

Total pre-tax amount expected to be amortized from AOCI to net pension and OPEB cost in 2015	$208	$(3)

Net Periodic Benefit Cost

years ended December 31 (in millions)	2014	2013	2012

Pension benefits
Service cost	$130	$137	$110
Interest cost	242	207	235
Expected return on plan assets	(269)	(254)	(288)
Amortization of net losses and other deferred amounts	144	245	209
Settlement losses	1	1	168

Net periodic pension benefit cost	$248	$336	$434

OPEB
Service cost	$5	$10	$7
Interest cost	25	26	29
Amortization of net loss and prior service credit	(3)	9	7

Net periodic OPEB cost	$27	$45	$43

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	Pension benefits		OPEB
	2014	2013	2014	2013

Discount rate
U.S. and Puerto Rico plans	4.00%	4.85%	3.95%	4.90%
International plans	2.26%	3.41%	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.80%	3.80%	n/a	n/a
International plans	3.28%	3.29%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	6.00%	6.25%
Rate decreased to	n/a	n/a	5.00%	5.00%
by the year ended	n/a	n/a	2019	2019

The assumptions above, which were used in calculating the December 31, 2014 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2015.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	Pension benefits			OPEB
	2014	2013	2012	2014	2013	2012

Discount rate
U.S. and Puerto Rico plans	4.85%	3.95%	4.80%	4.90%	4.00%	4.75%
International plans	3.41%	3.19%	4.48%	n/a	n/a	n/a
Expected return on plan assets
U.S. and Puerto Rico plans	7.50%	7.50%	7.75%	n/a	n/a	n/a
International plans	6.02%	6.33%	6.85%	n/a	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.80%	4.50%	4.50%	n/a	n/a	n/a
International plans	3.29%	3.51%	3.54%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	6.25%	6.50%	7.00%
Rate decreased to	n/a	n/a	n/a	5.00%	5.00%	5.00%
by the year ended	n/a	n/a	n/a	2019	2019	2016

The company establishes the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on the company’s asset allocation), as well as an analysis of current market and economic information and future expectations. The company plans to use a 7.25% assumption for its U.S. and Puerto Rico plans for 2015.

Effect of a One-Percent Change in Assumed Healthcare Cost Trend Rate on the OPEB Plan

	One percent increase		One percent decrease
years ended December 31 (in millions)	2014	2013	2014	2013

Effect on total of service and interest cost components of OPEB cost	$4	$6	$(3)	$(5)
Effect on OPEB obligation	$67	$74	$(55)	$(61)

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

Plan assets are managed in a balanced portfolio comprised of two major components: equity securities and fixed income securities. The target allocations for plan assets are 60 percent in equity securities and 40 percent in fixed income securities and other holdings. The documented policy includes an allocation range based on each individual investment type within the major components that allows for a variance from the target allocations of approximately five percentage points. Equity securities primarily include common stock of U.S. and international companies, common/collective trust funds, mutual funds, and partnership investments. Fixed income securities and other holdings primarily include cash, money market funds with an original maturity of three months or less, U.S. and foreign government and governmental agency issues, corporate bonds, municipal securities, hedge funds, derivative contracts and asset-backed securities.

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

The following tables summarize the bases used to measure the pension plan assets and liabilities that are carried at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Fixed income securities
Cash and cash equivalents	$ 129	$ 21	$ 108	$ —
U.S. government and government agency issues	434	—	434	—
Corporate bonds	704	—	704	—
Equity securities
Common stock:
Large cap	1,024	1,024	—	—
Mid cap	459	459	—	—
Small cap	101	101	—	—
Total common stock	1,584	1,584	—	—
Mutual funds	404	180	224	—
Common/collective trust funds	607	—	601	6
Partnership investments	214	—	—	214
Other holdings	121	11	108	2
Collateral held on loaned securities	266	—	266	—
Liabilities
Collateral to be paid on loaned securities	(266)	(82)	(184)	—

Fair value of pension plan assets	$4,197	$1,714	$2,261	$222

		Basis of fair value measurement
(in millions)	Balance at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Fixed income securities
Cash and cash equivalents	$ 267	$ 24	$ 243	$ —
U.S. government and government agency issues	287	—	287	—
Corporate bonds	637	—	637	—
Equity securities
Common stock:
Large cap	974	974	—	—
Mid cap	442	442	—	—
Small cap	93	93	—	—
Total common stock	1,509	1,509	—	—
Mutual funds	381	180	201	—
Common/collective trust funds	617	—	612	5
Partnership investments	199	—	—	199
Other holdings	103	10	91	2
Collateral held on loaned securities	248	—	248	—
Liabilities
Collateral to be paid on loaned securities	(248)	(88)	(160)	—

Fair value of pension plan assets	$4,000	$1,635	$2,159	$206

The following is a reconciliation of changes in fair value measurements that used significant unobservable inputs (Level 3).

(in millions)	Total	Common/collective trust funds	Partnership investments	Other holdings
Balance at December 31, 2012	$187	$ 5	$180	$ 2
Actual return on plan assets still held at year end	8	—	8	—
Actual return on plan assets sold during the year	—	—	—	—
Purchases, sales and settlements	11	—	11	—

Balance at December 31, 2013	206	5	199	2
Actual return on plan assets still held at year end	14	1	13	—
Actual return on plan assets sold during the year	4	—	4	—
Purchases, sales and settlements	(2)	—	(2)	—

Balance at December 31, 2014	$222	$ 6	$214	$ 2

The assets and liabilities of the company’s pension plans are valued using the following valuation methods:

Investment category	Valuation methodology

Cash and cash equivalents	These largely consist of a short-term investment fund, U.S. Dollars and foreign currency. The fair value of the short-term investment fund is based on the net asset value

U.S. government and government agency issues	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Corporate bonds	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges

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

Expected Pension and OPEB Plan Funding

The company’s funding policy for its pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by the company, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. The company has no obligation to fund its principal plans in the United States in 2015. The company continually reassesses the amount and timing of any discretionary contributions. The company expects to make cash contributions to its pension plans of at least $36 million in 2015, primarily related to the company’s international plans. The company expects to have net cash outflows relating to its OPEB plan of approximately $24 million in 2015.

The table below details the funded status percentage of the company’s pension plans as of December 31, 2014, including certain plans that are unfunded in accordance with the guidelines of the company’s funding policy outlined above.

	United States and Puerto Rico		International
as of December 31, 2014 (in millions)	Qualified plans	Nonqualified plan	Funded plans	Unfunded plans	Total

Fair value of plan assets	$3,414	n/a	$ 783	n/a	$4,197
PBO	4,449	$224	1,064	$594	6,331
Funded status percentage	77%	n/a	74%	n/a	66%

U.S. Defined Contribution Plan

Most U.S. employees are eligible to participate in a qualified defined contribution plan. Company contributions were $52 million in 2014, $45 million in 2013 and $39 million in 2012.

NOTE 14

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale equity securities. The following is a net-of-tax summary of the changes in AOCI by component for the years ended December 31, 2014 and 2013.

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Other	Total

Gains (losses)
Balance as of December 31, 2013	$(991)	$(1,027)	$ 10	$32	$(1,976)
Other comprehensive income before reclassifications	(1,332)	(494)	32	(6)	(1,800)
Amounts reclassified from AOCI (a)	—	94	(8)	40	126

Net other comprehensive (loss) income	(1,332)	(400)	24	34	(1,674)

Balance as of December 31, 2014	$(2,323)	$(1,427)	$ 34	$66	$(3,650)

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Other	Total

Gains (losses)
Balance as of December 31, 2012	$(1,227)	$(1,619)	$ (5)	$41	$(2,810)
Other comprehensive income before reclassifications	236	426	41	(13)	690
Amounts reclassified from AOCI (a)	—	166	(26)	4	144

Net other comprehensive income (loss)	236	592	15	(9)	834

Balance as of December 31, 2013	$(991)	$(1,027)	$ 10	$32	$(1,976)

(a)	See table below for details about the reclassifications for the years ended December 31, 2014 and 2013.

The following is a summary of the amounts reclassified from AOCI to net income during the years ended December 31, 2014 and 2013.

	Amounts reclassified from AOCI (a)

(in millions)	2014		2013		Location of impact in income statement

Amortization of pension and other employee benefits items
Actuarial losses and other	$(141	)(b)	$(254	)(b)

	(141)		(254)		Total before tax
	47		88		Tax benefit

	$ (94)		$(166)		Net of tax

Gains (losses) on hedging activities
Interest rate contracts	$ (1)		$ 10		Net interest expense
Foreign exchange contracts	1		(1)		Net sales
Foreign exchange contracts	13		32		Cost of sales

	13		41		Total before tax
	(5)		(15)		Tax expense

	$ 8		$ 26		Net of tax

Other
Other-than-temporary impairment of available-for-sale equity securities	$ (45)		$ (6)		Other expense (income), net
Gain on available-for-sale equity securities	1		—		Other expense (income), net

	(44)		(6)		Total before tax
	4		2		Tax benefit

	$ (40)		$ (4)		Net of tax

Total reclassification for the period	$(126)		$(144)		Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 13.

Refer to Note 9 for additional information regarding hedging activity and Note 13 for additional information regarding the amortization of pension and other employee benefits items.

NOTE 15

INCOME TAXES

Income from Continuing Operations Before Income Tax Expense by Category

years ended December 31 (in millions)	2014	2013	2012

United States	$ 74	$446	$385
International	2,365	2,100	2,453

Income from continuing operations before income taxes	$2,439	$2,546	$2,838

Income Tax Expense Related to Continuing Operations
years ended December 31 (in millions)	2014	2013	2012

Current
United States
Federal	$ 102	$ 296	$ 122
State and local	22	28	55
International	447	434	395

Current income tax expense	571	758	572

Deferred
United States
Federal	(15)	(147)	112
State and local	(6)	(5)	(81)
International	(57)	(72)	(48)

Deferred income tax expense	(78)	(224)	(17)

Income tax expense	$ 493	$ 534	$ 555

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2014	2013

Deferred tax assets
Accrued expenses	$642	$426
Retirement benefits	898	669
Tax credits and net operating losses	369	426
Valuation allowances	(137)	(137)

Total deferred tax assets	1,772	1,384

Deferred tax liabilities
Subsidiaries’ unremitted earnings	208	265
Asset basis differences	1,011	849

Total deferred tax liabilities	1,219	1,114

Net deferred tax asset	$553	$270

At December 31, 2014, the company had U.S. operating loss carryforwards totaling $100 million. The U.S. operating loss carryforwards expire between 2015 and 2032. At December 31, 2014, the company had foreign operating loss carryforwards totaling $1.2 billion, and foreign tax credit carryforwards totaling $66 million. Of these foreign amounts, $4 million expires in 2015, $21 million expires in 2016, $49 million expires in 2017, $34 million expires in 2018, $40 million expires in 2019, $2 million expires in 2020, $27 million expires after 2020 and $1.1 billion has no expiration date. Realization of these operating loss and tax credit carryforwards depends on generating sufficient taxable income in future periods. A valuation allowance of $137 million was recorded at both December 31, 2014 and 2013 to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards, because the company does not believe it is more likely than not that these assets will be fully realized prior to expiration. The company will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.

Income Tax Expense Related to Continuing Operations Reconciliation

years ended December 31 (in millions)	2014	2013	2012

Income tax expense at U.S. statutory rate	$854	$891	$993
Tax incentives	(223)	(245)	(274)
State and local taxes	11	22	(11)
Foreign tax benefit	(161)	(121)	(170)
Contingent tax matters	(37)	26	30
Branded Prescription Drug Fee	24	9	7
Other factors	25	(48)	(20)

Income tax expense	$493	$534	$555

The company recognized deferred U.S. income tax expense of $45 million during 2014 relating to 2014 earnings outside the United States that are not deemed indefinitely reinvested. Management intends to continue to reinvest past earnings in several jurisdictions outside of the United States indefinitely, and therefore has not recognized U.S. income tax expense on these earnings. U.S. federal and state income taxes, net of applicable credits, on these foreign unremitted earnings from continuing operations of $13.9 billion as of December 31, 2014 would be approximately $4.2 billion. As of December 31, 2013 the foreign unremitted earnings from continuing operations and U.S. federal and state income tax amounts were $12.2 billion and $3.8 billion, respectively.

Effective Income Tax Rate for Continuing Operations

The effective income tax rate for continuing operations was 20.2% in 2014, 21.0% in 2013, and 19.6% in 2012. As detailed in the income tax expense reconciliation table above, the company’s effective tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

Factors impacting the company’s effective tax rate in 2014 included a non-deductible charge to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter by the Internal Revenue Service. Partially offsetting this increase in the effective tax rate was an increase in income earned in foreign jurisdictions with rates of tax lower than the U.S. rate. Additionally, the company favorably settled certain contingent tax matters.

Factors impacting the company’s effective tax rate in 2013 included the favorable settlement of the company’s bilateral Advance Pricing Agreement proceedings between the U.S. government and the government of Switzerland relating to intellectual property, product, and service transfer pricing arrangements, which was offset by other contingent tax matters principally related to transfer pricing. Additionally, the effective tax rate was unfavorably impacted by increases in valuation allowances relating to the tax benefit from losses that the company does not believe that it is more likely than not to realize and interest expense related to the company’s unrecognized tax benefits. Partially offsetting these unfavorable items were $16 million of U.S. R&D credits. Additionally, the company’s effective tax rate was impacted by a change in the earnings mix from lower tax to higher tax rate jurisdictions compared to the prior year.

Factors impacting the company’s effective tax rate in 2012 were gains totaling $91 million relating to the reduction of certain contingent payment liabilities related to prior acquisitions, for which there were no tax charges. Also impacting the effective tax rate was a cost of sales reduction of $37 million for an adjustment to the COLLEAGUE infusion pump reserves when the company substantially completed the recall in the United States in 2012, for which there was no tax charge. These items were offset by a change in the earnings mix from lower tax to higher tax rate jurisdictions compared to the prior year.

Unrecognized Tax Benefits

The company classifies interest and penalties associated with income taxes in the income tax expense line in the consolidated statements of income. Net interest and penalties recorded during 2014, 2013 and 2012 were $12 million, $1 million and $12 million, respectively. The liability recorded at December 31, 2014 and 2013 related to interest and penalties was $63 million and $124 million, respectively. The following is a reconciliation of the company’s unrecognized tax benefits, including those related to discontinued operations for the years ended December 31, 2014, 2013 and 2012.

as of and for the years ended (in millions)	2014	2013	2012

Balance at beginning of the year	$287	$437	$443
Increase associated with tax positions taken during the current year	41	31	25
Increase (decrease) associated with tax positions taken during a prior year	(27)	38	(9)
Settlements	(82)	(216)	(21)
Decrease associated with lapses in statutes of limitations	(13)	(3)	(1)

Balance at end of the year	$206	$287	$437

Of the gross unrecognized tax benefits, $215 million and $393 million were recognized as liabilities in the consolidated balance sheets as of December 31, 2014 and 2013, respectively.

None of the positions included in the liability for uncertain tax positions related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Tax Incentives

The company has received tax incentives in Puerto Rico, Switzerland, and certain other taxing jurisdictions outside the United States. The financial impact of the reductions as compared to the statutory tax rates is indicated in the income tax expense reconciliation table above. The tax reductions as compared to the local statutory rate favorably impacted earnings from continuing operations per diluted share by $0.42 in 2014, $0.44 in 2013 and $0.50 in 2012. The Puerto Rico grant provides that the company’s manufacturing operations are and will be partially exempt from local taxes until the year 2018. The Switzerland grant provides that the company’s manufacturing operations will be partially exempt from local taxes until approximately the year 2024, at which time the tax rate will be approximately 8%.

Examinations of Tax Returns

As of December 31, 2014, Baxter had ongoing audits in the United States, Germany, Austria, Italy, Turkey, and other jurisdictions. Baxter expects to reduce the amount of its liability for uncertain tax positions within the next 12 months by $104 million due principally to the resolution of tax disputes in Turkey, Singapore, Austria, and the United States. While the final outcome of these matters is inherently uncertain, the company believes it has made adequate tax provisions for all years subject to examination.

NOTE 16

LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2014, the company’s total recorded reserves with respect to legal matters were $72 million.

Baxter has established reserves for certain of the matters discussed below. The company is not able to estimate the amount or range of any loss for certain contingencies for which there is no reserve or additional loss for matters already reserved. While the liability of the company in connection with the claims cannot be estimated and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may incur material judgments or enter into material settlements of claims.

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

General litigation

Baxter is a defendant in a number of suits alleging that certain of the company’s current and former executive officers and its board of directors failed to adequately oversee the operations of the company and issued materially false and misleading statements regarding the company’s plasma-based therapies business, the company’s remediation of its COLLEAGUE infusion pumps, its heparin product, and other quality matters. Plaintiffs allege these actions damaged the company and its shareholders by resulting in a decline in stock price in the second quarter of 2010, payment of excess compensation to the board of directors and certain of the company’s current and former executive officers, and other damage to the company. The company and plaintiffs in a consolidated derivative suit filed in the U.S.D.C. for the Northern District of Illinois have entered into a settlement agreement, which settlement has been preliminarily approved by the court. Two other derivative actions were previously filed in state courts, one in Lake County, Illinois and one in the Delaware Chancery Court. Both matters have been stayed pending the resolution of the federal action. In addition, a consolidated alleged class action is pending in the U.S.D.C. for the Northern District of Illinois against the company and certain of its current executive officers seeking to recover the lost value of investors’ stock and the parties are currently proceeding with discovery. In April 2013, the company filed its opposition to the plaintiff’s motion to certify a class action, which motion is pending.

The company was a defendant, along with others, in a number of lawsuits consolidated for pretrial proceedings in the U.S.D.C. for the Northern District of Illinois alleging that Baxter and certain of its competitors conspired to restrict output and artificially increase the price of plasma-derived therapies since 2003. The company settled with the direct purchaser plaintiffs for $64 million, which amount was paid during the first quarter of 2014.

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

NOTE 17

SEGMENT INFORMATION

Baxter’s two segments, BioScience and Medical Products, are strategic businesses that are managed separately because each business develops, manufactures and markets distinct products and services. The segments and a description of their products and services are as follows:

The BioScience business processes recombinant and plasma-based proteins to treat hemophilia and other bleeding disorders; plasma-based therapies to treat immune deficiencies, alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions; and biosurgery products. Additionally, the BioScience business is investing in new disease areas, including oncology, as well as emerging technology platforms, including gene therapy and biosimilars.

The Medical Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, and inhalation anesthetics. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failure, along with other renal therapies, which business was enhanced through the 2013 acquisition of Gambro. The Medical Products business now offers a comprehensive portfolio to meet the needs of patients across the treatment continuum, including technologies and therapies for peritoneal dialysis (PD), in-center hemodialysis (HD), home HD (HHD), continuous renal replacement therapy (CRRT) and additional dialysis services. The financial information for the year ended December 31, 2014 includes the results of Gambro. The financial information for the year ended December 31, 2013 includes the results of Gambro since the September 6, 2013 acquisition date.

The operating results of the Vaccines franchise, previously reported within the BioScience segment, have been reflected as discontinued operations for the years ended December 31, 2014, 2013 and 2012. Refer to Note 2 for additional information regarding the presentation of the Vaccines franchise.

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

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, nonstrategic investments and related income and expense, certain employee benefit plan costs as well as certain nonrecurring gains, losses, and other charges (such as business optimization and asset impairment). With respect to depreciation and amortization and expenditures for long-lived assets, the difference between the segment totals and the consolidated totals principally relate to assets maintained at Corporate.

Segment Information

as of and for the years ended December 31 (in millions)	BioScience	Medical Products	Other	Total

2014
Net sales	$6,699	$9,972	$—	$16,671
Depreciation and amortization	285	633	84	1,002
Pre-tax income (loss) from continuing operations	2,040	1,316	(917)	2,439
Assets	9,936	11,440	4,541	25,917
Capital expenditures	1,020	749	129	1,898

2013
Net sales	$6,272	$8,695	$—	$14,967
Depreciation and amortization	255	472	88	815
Pre-tax income (loss) from continuing operations	2,331	1,398	(1,183)	2,546
Assets	8,967	12,269	3,988	25,224
Capital expenditures	868	530	127	1,525

2012
Net sales	$5,983	$7,953	$—	$13,936
Depreciation and amortization	235	385	84	704
Pre-tax income (loss) from continuing operations	2,257	1,592	(1,011)	2,838
Assets	7,380	7,568	5,442	20,390
Capital expenditures	570	495	96	1,161

Pre-Tax Income from Continuing Operations Reconciliation

years ended December 31 (in millions)	2014	2013	2012

Total pre-tax income from continuing operations from segments	$3,356	$3,729	$3,849
Unallocated amounts
Net interest expense	(145)	(128)	(87)
Certain foreign exchange fluctuations and hedging activities	40	83	53
Stock compensation	(159)	(150)	(130)
Business optimization charges	(19)	(180)	(150)
Pension settlement charges	—	—	(168)
Certain tax and legal reserves	—	(104)	—
Other Corporate items	(634)	(704)	(529)

Income from continuing operations before income taxes	$2,439	$2,546	$2,838

Assets Reconciliation

as of December 31 (in millions)	2014	2013

Total segment assets	$21,376	$21,236
Cash and equivalents	2,925	2,733
Deferred income taxes	774	545
PP&E, net	494	437
Other Corporate assets	348	273

Consolidated total assets	$25,917	$25,224

Geographic Information

Net sales are based on product shipment destination and assets are based on physical location.

years ended December 31 (in millions)	2014	2013	2012

Net sales
United States	$7,015	$6,444	$6,043
Europe	5,136	4,371	4,008
Asia-Pacific	2,619	2,324	2,183
Latin America and Canada	1,901	1,828	1,702

Consolidated net sales	$16,671	$14,967	$13,936

as of December 31 (in millions)	2014	2013	2012

PP&E, net
United States	$4,071	$3,091	$2,333
Austria	778	914	802
Other countries	3,849	3,827	2,963

Consolidated PP&E, net	$8,698	$7,832	$6,098

Significant Product Sales

Effective January 1, 2013, Baxter transitioned to a commercial franchise structure for reporting net sales within each segment. Prior period net sales have been reclassified to reflect the new commercial franchise structure. The following is a summary of net sales as a percentage of consolidated net sales for the company’s commercial franchises.

years ended December 31	2014	2013	2012

Hemophilia[1]	22%	23%	23%
Fluid Systems[2]	19%	21%	21%
Renal[3]	25%	21%	18%
BioTherapeutics[4]	13%	14%	15%
Specialty Pharmaceuticals[5]	9%	10%	11%

[1]	Includes sales of recombinant and plasma-derived hemophilia products (primarily factor VIII and factor IX).
[2]	Principally includes IV solutions, infusion pumps, administration sets, and premixed and oncology drug platforms.
[3]	Consists of therapies to treat end-stage renal disease, including PD, HD, and HHD and therapies to treat acute kidney injuries, including CRRT.
[4]	Includes sales of the company’s plasma-based therapies to treat alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions.
[5]	Principally includes nutrition and anesthesia products.

NOTE 18

QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY’S STOCK (UNAUDITED)

years ended December 31 (in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year

2014
Net sales	$3,848	$4,154	$4,197	$4,472	$16,671
Gross margin	1,891	1,969	2,073	2,224	8,157
Income from continuing operations[1]	507	468	447	524	1,946
Income from continuing operations per common share[1]
Basic	0.94	0.86	0.83	0.97	3.59
Diluted	0.93	0.85	0.82	0.96	3.56
Income from discontinued operations, net of tax	49	52	21	429	551
Income from discontinued operations per common share
Basic	0.09	0.10	0.03	0.79	1.02
Diluted	0.09	0.10	0.04	0.78	1.00
Net income[1]	556	520	468	953	2,497
Net income per common share[1]
Basic	1.02	0.96	0.86	1.76	4.61
Diluted	1.01	0.95	0.86	1.74	4.56
Cash dividends declared per common share	0.49	0.52	0.52	0.52	2.05
Market price per common share
High	73.58	75.45	77.00	74.70	77.00
Low	66.49	71.98	71.28	67.24	66.49

2013
Net sales	$3,364	$3,571	$3,710	$4,322	$14,967
Gross margin	1,696	1,874	1,906	1,996	7,472
Income from continuing operations[2]	523	552	528	409	2,012
Income from continuing operations per common share[2]
Basic	0.96	1.02	0.97	0.75	3.70
Diluted	0.95	1.01	0.96	0.74	3.66
Income (loss) from discontinued operations, net of tax	29	38	16	(83)	0
Income from discontinued operations per common share
Basic	0.05	0.07	0.03	(0.15)	0.00
Diluted	0.05	0.06	0.03	(0.15)	0.00
Net income[2]	552	590	544	326	2,012
Net income per common share[2]
Basic	1.01	1.09	1.00	0.60	3.70
Diluted	1.00	1.07	0.99	0.59	3.66
Cash dividends declared per common share	0.45	0.49	0.49	0.49	1.92
Market price per common share
High	72.64	73.04	74.43	69.55	74.43
Low	66.42	68.10	65.69	63.89	63.89

[1]

The first quarter of 2014 included charges of $69 million related business optimization, Gambro integration costs, tax and legal reserves, and milestone payments associated with the company’s collaboration arrangements. The second quarter of 2014 included charges of $177 million related to business optimization, Gambro integration costs, product-related items, separation-related costs, reserve items and adjustments, and milestone payments associated with the company’s collaboration arrangements. The third quarter of 2014 included charges of $283 million related to business optimization, Gambro integration costs, separation-related costs, the Branded Prescription Drug Fee, and upfront and milestone payments associated with the company’s collaboration arrangements. The fourth quarter of 2014 included $275 million related to business optimization, Gambro integration costs, product-related items, separation-related costs, reserve items and adjustments, an other-than-temporary impairment loss, and milestone payments associated with the company’s collaboration arrangements.

[2]

The first quarter of 2013 included charges of $45 million related Gambro acquisition costs and currency-related items. The second quarter of 2013 included charges of $76 million related to business optimization and Gambro acquisition costs. The third quarter of 2013 included charges of $152 million related to Gambro acquisition and integration costs, reserve items and adjustments, and an upfront payment associated with one of the company’s collaboration arrangements. The fourth quarter of 2013 included $371 million related to business optimization, Gambro acquisition and integration costs, product-related items, and upfront and milestone payments associated with the company’s collaboration arrangements.

Baxter common stock is listed on the New York, Chicago and SIX Swiss stock exchanges. The New York Stock Exchange is the principal market on which the company’s common stock is traded. At January 31, 2015, there were 34,340 holders of record of the company’s common stock.

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

Management performed an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Robert L. Parkinson, Jr. Robert L. Parkinson, Jr. Chairman of the Board and Chief Executive Officer	/s/ Robert J. Hombach Robert J. Hombach Corporate Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Baxter International Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting incorporated by reference under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2015

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors, to allow timely decisions regarding required disclosure.

Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2014.

Assessment of Internal Control Over Financial Reporting

Baxter’s report of management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2014 and the audit report regarding the same of Baxter’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Refer to information under the captions entitled “Proposal 1 — Election of Directors,” “Committees of the Board — Audit Committee,” “Corporate Governance — Director Qualifications” “Corporate Governance —Code of Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 5, 2015 (the Proxy Statement), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

		Page Number

(1)	Financial Statements:
	Consolidated Balance Sheets	50
	Consolidated Statements of Income	51
	Consolidated Statements of Comprehensive Income	52
	Consolidated Statements of Cash Flows	53
	Consolidated Statements of Changes in Equity	54
	Notes to Consolidated Financial Statements	55
	Report of Independent Registered Public Accounting Firm	107
(2)	Schedules required by Article 12 of Regulation S-X:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	116
	Schedule II — Valuation and Qualifying Accounts	117
	All other schedules have been omitted because they are not applicable or not required.
(3)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAXTER INTERNATIONAL INC.

By:	/s/ Robert L. Parkinson, Jr.
Robert L. Parkinson, Jr.
Chairman and Chief Executive Officer

DATE: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2015.

Signature	Title

/s/ Robert L. Parkinson, Jr.	Chairman and Chief Executive Officer (principal executive officer)
Robert L. Parkinson, Jr.

/s/ Robert J. Hombach	Corporate Vice President and Chief Financial Officer (principal financial officer)
Robert J. Hombach

/s/ Sebastian J. Bufalino	Corporate Vice President and Controller (principal accounting officer)
Sebastian J. Bufalino

/s/ Thomas F. Chen	Director
Thomas F. Chen

/s/ Uma Chowdhry	Director
Uma Chowdhry, Ph.D.

/s/ Blake E. Devitt	Director
Blake E. Devitt

/s/ John D. Forsyth	Director
John D. Forsyth

/s/ Gail D. Fosler	Director
Gail D. Fosler

/s/ James R. Gavin III	Director
James R. Gavin III, M.D., Ph.D.

/s/ Peter S. Hellman	Director
Peter S. Hellman

Signature	Title

/s/ Wayne T. Hockmeyer	Director
Wayne T. Hockmeyer, Ph.D.

/s/ Carole J. Shapazian	Director
Carole J. Shapazian

/s/ Thomas T. Stallkamp	Director
Thomas T. Stallkamp

/s/ K.J. Storm	Director
K.J. Storm

/s/ Albert P. L. Stroucken	Director
Albert P. L. Stroucken

EXHIBIT INDEX

Number and Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 10, 2013).

3.2	Bylaws, as amended and restated on May 9, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on May 10, 2013).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit(a) to the Company’s Registration Statement on Form S-16 (Registration No. 02-65269), filed on August 17, 1979).

4.2	Indenture, dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to Form 8-A, filed on December 23, 2002).

4.3	Second Supplemental Indenture, dated as of March 10, 2003, to Indenture dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (including form of 4.625% Notes due 2015) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109329), filed on September 30, 2003).

4.4	Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 9, 2006).

4.5	First Supplemental Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (including form of 5.90% Senior Note due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 9, 2006).

4.6	Second Supplemental Indenture, dated December 7, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 6.250% Senior Note due 2037) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 7, 2007).

4.7	Third Supplemental Indenture, dated May 22, 2008, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 5.375% Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 22, 2008).

4.8	Fifth Supplemental Indenture, dated as of August 20, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 4.50% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 20, 2009).

4.9	Sixth Supplemental Indenture, dated March 9, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee, (including form of 4.250% Senior Notes due 2020) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2010).

4.10	Seventh Supplemental Indenture, dated December 19, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 1.850% Senior Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2011).

Number and Description of Exhibit

4.11	Eighth Supplemental Indenture, dated August 13, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including forms of 2.400% Senior Notes due 2022 and 3.650% Senior Notes due 2042) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 13, 2012).

4.12	Ninth Supplemental Indenture, dated June 11, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including forms of 0.950% Senior Notes due 2016, 1.850% Senior Notes due 2018, 3.200% Senior Notes due 2023, and 4.500% Senior Notes due 2043) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 11, 2013).

10.1	Four-Year Credit Agreement, dated June 17, 2011, among the Company as Borrower, JPMorgan Chase Bank, National Association , as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed on June 22, 2011).

10.2	Amendment No. 1, dated July 11, 2014, to the Four-Year Credit Agreement dated June 17, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 17, 2014).

10.3	364-Day Credit Agreement, dated December 10, 2014, among the Company as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent, and various institutional lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 16, 2014).

C 10.4	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 1986).

C 10.5	Baxter International Inc. 2007 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2007).

C 10.6	Baxter International Inc. Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 16, 2007).

C 10.7	Baxter International Inc. 2011 Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.8	Baxter International Inc. Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2011).

C 10.9	Baxter International Inc. Directors’ Deferred Compensation Plan (amended and restated effective January 1, 2009) and Amendment No. 1 thereto effective January 1, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 23, 2012).

C 10.10	Amended and Restated Employment Agreement, between Robert L. Parkinson, Jr. and the Company, dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 17, 2008).

C 10.11	Amendment to Employment Agreement, between Robert L. Parkinson, Jr. and the Company, dated July 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2013).

C 10.12	Form of Severance Agreement entered into with executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on February 21, 2014).

Number and Description of Exhibit

C 10.13	Baxter International Inc. and Subsidiaries Supplemental Pension Plan (amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on February 19, 2009).

C 10.14	Baxter International Inc. and Subsidiaries Deferred Compensation Plan (amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed on February 19, 2009).

C 10.15	Baxter International Inc. Employee Stock Purchase Plan (as amended and restated effective July 1, 2011) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.16*	Baxter International Inc. Non-Employee Director Compensation Plan (as amended and restated effective January 1, 2015).

C 10.17	Form of Spin-Off Severance Agreement entered into with certain executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q, filed on July 30, 2014).

C 10.18	First Butel Agreement, between Jean-Luc Butel and the Company, dated July 29, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-Q, filed on July 30, 2014).

C 10.19	Form of Second Butel Agreement, between Jean-Luc Butel and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-Q, filed on July 30, 2014).

C 10.20	Agreement, dated January 5, 2015, between Jean-Luc Butel and Baxter Healthcare (Asia) Pte Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 9, 2015).

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Baxter International Inc.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

C	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Baxter International Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2015 listed in the index appearing under Item 15(1) in this Form 10-K also included an audit of the financial statement schedule listed in the index appearing under Item 15(2) of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP Chicago, Illinois February 26, 2015

SCHEDULE II

		Additions	Charged (credited) to other accounts (1)
Valuation and Qualifying Accounts (in millions)	Balance at beginning of period	Charged to costs and expenses		Deductions from reserves	Balance at end of period
Year ended December 31, 2014:
Allowance for doubtful accounts	$169	1	(16)	(15)	$139
Deferred tax asset valuation allowance	$137	10	(7)	(3)	$137
Year ended December 31, 2013:
Allowance for doubtful accounts	$127	26	27	(11)	$169
Deferred tax asset valuation allowance	$104	13	25	(5)	$137
Year ended December 31, 2012:
Allowance for doubtful accounts	$128	12	(2)	(11)	$127
Deferred tax asset valuation allowance	$116	10	(4)	(18)	$104

(1)	Valuation accounts of acquired or divested companies and foreign currency translation adjustments.

Reserves are deducted from assets to which they apply.