Form 10-Q
period 2015-03-31
BAXTER INTERNATIONAL INC
filed 2015-05-06
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 30, 2015 was 544,254,211 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended March 31, 2015

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended
	March 31,
	2015	2014
Net sales	$3,764	$3,848
Cost of sales	1,963	1,957
Gross margin	1,801	1,891
Marketing and administrative expenses	1,015	910
Research and development expenses	300	309
Net interest expense	30	43
Other income, net	(74)	(24)
Income from continuing operations before income taxes	530	653
Income tax expense	110	146
Income from continuing operations	420	507
Income from discontinued operations, net of tax	10	49
Net income	$430	$556

Income from continuing operations per common share
Basic	$0.77	$0.93

Diluted	$0.76	$0.92

Income from discontinued operations per common share
Basic	$0.02	$0.09

Diluted	$0.02	$0.09

Net income per common share
Basic	$0.79	$1.02

Diluted	$0.78	$1.01

Weighted-average number of common shares outstanding
Basic	543	542

Diluted	548	548

Cash dividends declared per common share	$0.52	$0.49

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended
	March 31,
	2015	2014
Net income	$ 430	$556
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax (benefit) expense of ($109) and $4 for the three months ended March 31, 2015 and 2014, respectively	(1,138)	6
Pension and other employee benefits, net of tax expense of $31 and $9 for the three months ended March 31, 2015 and 2014, respectively	68	23
Hedging activities, net of tax (benefit) of ($7) and ($6) for the three months ended March 31, 2015 and 2014, respectively	(10)	(10)
Other, net of tax expense of $9 and $3 for the three months ended March 31, 2015 and 2014, respectively	21	11
Total other comprehensive (loss) income, net of tax	(1,059)	30
Comprehensive (loss) income	$ (629)	$586

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		March 31,	December 31,
		2015	2014
Current assets	Cash and equivalents	$ 2,530	$ 2,925
	Accounts and other current receivables, net	2,599	2,803
	Inventories	3,501	3,559
	Prepaid expenses and other	1,104	1,064
	Total current assets	9,734	10,351
Property, plant and equipment, net		8,492	8,698
Other assets	Goodwill	3,694	3,874
	Other intangible assets, net	2,068	2,079
	Other	873	915
	Total other assets	6,635	6,868
Total assets		$24,861	$25,917

Current liabilities	Short-term debt	$ 2,151	$ 913
	Current maturities of long-term debt and lease obligations	174	786
	Accounts payable and accrued liabilities	3,749	4,343
	Total current liabilities	6,074	6,042
Long-term debt and lease obligations		7,680	7,606
Other long-term liabilities		3,819	4,113
Commitments and contingencies
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2015 and 2014	683	683
	Common stock in treasury, at cost, 139,644,913 shares in 2015 and 141,116,857 shares in 2014	(7,890)	(7,993)
	Additional contributed capital	5,822	5,853
	Retained earnings	13,352	13,227
	Accumulated other comprehensive loss	(4,709)	(3,650)
	Total Baxter shareholders’ equity	7,258	8,120
	Noncontrolling interests	30	36
	Total equity	7,288	8,156
Total liabilities and equity		$24,861	$25,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Three months ended
		March 31,
		2015	2014
Cash flows from operations	Net income	$ 430	$ 556
	Adjustments
	Depreciation and amortization	247	236
	Deferred income taxes	46	(17)
	Stock compensation	39	31
	Net periodic pension benefit and OPEB costs	82	71
	Other	(100)	1
	Changes in balance sheet items
	Accounts and other current receivables, net	12	233
	Inventories	(207)	(233)
	Accounts payable and accrued liabilities	(383)	(278)
	Business optimization and infusion pump payments	(23)	(45)
	Other	(47)	4

	Cash flows from operations	96	559

Cash flows from investing activities	Capital expenditures	(521)	(421)
	Acquisitions and investments, net of cash acquired	(235)	(59)
	Divestitures and other investing activities	(14)	96

	Cash flows from investing activities	(770)	(384)

Cash flows from financing activities	Issuances of debt	900	32
	Payments of obligations	(618)	(510)
	Increase in debt with original maturities of three months or less, net	361	—
	Cash dividends on common stock	(282)	(266)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	48	138
	Purchases of treasury stock	—	(250)
	Other	(25)	4

	Cash flows from financing activities	384	(852)

Effect of foreign exchange rate changes on cash and equivalents		(105)	(7)

Decrease in cash and equivalents		(395)	(684)
Cash and equivalents at beginning of period		2,925	2,733

Cash and equivalents at end of period		$2,530	$2,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report).

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

Prior to 2015, the company’s biosurgery products and services were reported in the BioScience segment. As a result of the planned spin-off of the biopharmaceuticals business, the company realigned its biosurgery products and services to the Medical Products segment. Effective January 1, 2015, the company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation.

Vaccines discontinued operations

In July 2014, the company entered into an agreement with Pfizer Inc. to sell its commercial vaccines business and committed to a plan to divest the remainder of its Vaccines franchise, which includes certain R&D programs. In December 2014, the company completed the divestiture of the commercial vaccines business. In the first quarter of 2015, the company recorded an after-tax gain of $9 million as a result of a purchase price adjustment. In December 2014, the company also entered into a separate agreement for the sale of the remainder of the Vaccines franchise. As a result of the divestitures, the operations and cash flows of the Vaccines franchise will be eliminated from the ongoing operations of the company.

Following is a summary of the operating results of the Vaccines franchise, which have been reflected as discontinued operations for the three months ended March 31, 2015 and 2014.

	Three months ended
	March 31,
(in millions)	2015	2014
Net sales	$ 1	$103
Income before income taxes	11	56
Income tax expense	1	7
Net income	$10	$ 49

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

New accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU No. 2014-09 will be effective for the company beginning on January 1, 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In April 2015, the FASB issued an exposure draft that would delay the effective date of the standard by one year and allow early adoption as of the original effective date. The company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended
	March 31,
(in millions)	2015	2014
Interest expense, net of capitalized interest	$35	$48
Interest income	(5)	(5)
Net interest expense	$30	$43

Inventories

	March 31,	December 31,
(in millions)	2015	2014
Raw materials	$ 859	$ 910
Work in process	1,107	1,126
Finished goods	1,535	1,523
Inventories	$3,501	$3,559

Property, plant and equipment, net

	March 31,	December 31,
(in millions)	2015	2014
Property, plant and equipment, at cost	$14,366	$14,808
Accumulated depreciation	(5,874)	(6,110)
Property, plant and equipment (PP&E), net	$ 8,492	$ 8,698

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

The following is a reconciliation of basic shares to diluted shares.

	Three months ended
	March 31,
(in millions)	2015	2014
Basic shares	543	542
Effect of dilutive securities	5	6
Diluted shares	548	548

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 9 million and 8 million equity awards for the first quarters of 2015 and 2014, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 8 and Note 10 for additional information regarding items impacting basic shares, including the company’s stock repurchase program.

4. ACQUISITIONS AND COLLABORATIONS

Acquisitions

In March 2015, Baxter acquired all of the outstanding shares of SuppreMol GmbH (SuppreMol), a privately held biopharmaceutical company based in Germany. Through the acquisition, Baxter acquired SuppreMol’s early-stage pipeline of treatment options for autoimmune and allergic diseases, as well as its operations in Munich, Germany. The acquired investigational treatments will complement and build upon Baxter’s immunology portfolio and offer an opportunity to expand into new areas with significant market potential and unmet medical needs in autoimmune diseases.

The following table summarizes the fair value of the consideration transferred and the recognized amounts of the assets acquired and liabilities assumed as of the acquisition date.

(in millions)
Consideration transferred
Cash, net of cash acquired	$228

Fair value of consideration transferred	$228

Assets acquired and liabilities assumed
Deferred tax asset	$ 17
In-process research and development (IPR&D)	179
Other assets, net	1
Deferred tax liability	(52)

Total identifiable net assets	145
Goodwill	83

Total assets acquired and liabilities assumed	$228

While the valuation of the assets acquired and liabilities assumed is substantially complete, measurement period adjustments may be recorded in the future as the company finalizes its fair value estimates. Pro forma financial information has not been provided because the pro forma impact of the acquisition was not material to the company’s condensed consolidated financial statements.

Baxter allocated $179 million of the consideration to acquired IPR&D, which is being accounted for as an indefinite-lived intangible asset. The acquired IPR&D relates to SuppreMol’s SM-101, an investigational immunoregulatory treatment, which had completed Phase IIa studies at the time of the acquisition and is expected to be completed in approximately 5 years. The value of the IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risks in such activities, discounted at a rate of 20%. Additional research and development will be required prior to regulatory approval, and as of the acquisition date, incremental research and development costs were projected to be in excess of $400 million. The goodwill, which is not deductible for tax purposes, includes the value of potential future technologies as well as the overall strategic benefits of the acquisition to Baxter’s immunology portfolio and is included in the BioScience segment.

Collaborations

Baxter recognized an R&D charge of $25 million for the first quarter of 2014 related to a milestone payment pursuant to the company’s collaboration arrangement with Coherus Biosciences, Inc. Refer to the 2014 Annual Report for further discussion of the company’s collaboration arrangements.

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	BioScience	Medical Products	Total
Balance as of December 31, 2014	$ 947	$2,927	$3,874
Additions	83	—	83
Currency translation and other adjustments	(27)	(236)	(263)
Balance as of March 31, 2015	$1,003	$2,691	$3,694

The balance as of December 31, 2014 has been recast to reflect the realignment of the company’s biosurgery products and services from the BioScience segment to the Medical Products segment.

The addition in the first quarter of 2015 was related to the acquisition of SuppreMol and the overall decrease in goodwill was driven by currency translation adjustments (CTA).

As of March 31, 2015, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
March 31, 2015
Gross other intangible assets	$2,171	$414	$406	$2,991
Accumulated amortization	(778)	(145)	—	(923)
Other intangible assets, net	$1,393	$269	$406	$2,068

December 31, 2014
Gross other intangible assets	$2,278	$443	$272	$2,993
Accumulated amortization	(769)	(145)	—	(914)
Other intangible assets, net	$1,509	$298	$272	$2,079

Intangible asset amortization expense was $48 million and $43 million in the first quarters of 2015 and 2014, respectively. The anticipated annual amortization expense for intangible assets recorded as of March 31, 2015 is $183 million in 2015, $181 million in 2016, $166 million in 2017, $161 million in 2018, $148 million in 2019 and $146 million in 2020.

The increase in other intangible assets, net from the IPR&D acquired in the acquisition of SuppreMol during the first quarter of 2015 was more than offset by the decrease from amortization expense and CTA.

6. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion pump charges

There were no significant updates related to the company’s infusion pump recall activities during the first quarter of 2015. Refer to the 2014 Annual Report for further information about the company’s infusion pump recall activities.

Business optimization charges

The company records charges from its business optimization initiatives primarily related to costs associated with optimizing the company’s overall cost structure on a global basis, as the company streamlined its international operations, rationalized its manufacturing facilities, enhanced its general and administrative infrastructure and realigned certain R&D activities. Refer to the 2014 Annual Report for further information about these charges.

In the first quarter of 2015, the company adjusted its previous estimates by $29 million. The adjustments were partially offset by additional business optimization charges of $18 million, which were primarily related to severance and employee-related costs. The business optimization items resulted in a net benefit of $7 million in cost of sales, a net charge of $2 million in marketing and administrative expenses, and a net benefit of $6 million in R&D expenses.

In the first quarter of 2014, the company recorded business optimization charges totaling $28 million (of which $8 million related to discontinued operations) primarily related to severance and employee-related costs, and inclusive of Gambro post-acquisition restructuring activities. The business optimization items resulted in charges of $4 million in cost of sales, $10 million in marketing and administrative expenses, and $6 million in R&D expenses.

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserves as of December 31, 2014	$169
Charges	16
Reserve adjustments	(29)
Utilization	(20)
CTA	(9)
Reserves as of March 31, 2015	$127

The reserves are expected to be substantially utilized by the end of 2016. The company believes the remaining reserves to be adequate; however, additional adjustments may be recorded in the future as the programs are completed.

7. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended
	March 31,
(in millions)	2015	2014
Sold receivables at beginning of period	$104	$114
Proceeds from sales of receivables	113	123
Cash collections (remitted to the owners of the receivables)	(120)	(129)
Effect of currency exchange rate changes	(1)	1
Sold receivables at end of period	$ 96	$109

The net losses relating to the sales of receivables were immaterial for each period. Refer to the 2014 Annual Report for further information regarding the company’s securitization agreements.

Credit facilities and commercial paper

In the first quarter of 2015, the company borrowed $900 million under one of its U.S. dollar-denominated revolving credit facilities at an interest rate of 1.27%. As of March 31, 2015, the $900 million balance was outstanding. This facility matures in December 2015. As of December 31, 2014 there were no borrowings under any of the company’s credit facilities. Refer to the 2014 Annual Report for further discussion of the company’s credit facilities.

During the first quarter of 2015, the company issued and redeemed commercial paper. There was a balance of $1.2 billion outstanding at March 31, 2015 with a weighted-average interest rate of 0.66% and a balance of $875 million outstanding at December 31, 2014 with a weighted-average interest rate of 0.46%.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of March 31, 2015, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $328 million.

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

The notional amounts of foreign exchange contracts were $703 million and $917 million as of March 31, 2015 and December 31, 2014, respectively. The notional amounts of interest rate contracts were $1.8 billion and $550 million as of March 31, 2015 and December 31, 2014, respectively. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2015 is 12 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $2.9 billion as of both March 31, 2015 and December 31, 2014.

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

There were no hedge dedesignations in the first three months of 2015 or 2014 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first three months of 2015 and 2014.

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

The total notional amount of undesignated derivative instruments was $459 million as of March 31, 2015 and $434 million as of December 31, 2014.

Gains and Losses on Derivative Instruments

The following table summarizes the income statement locations and gains and losses on the company’s derivative instruments for the three months ended March 31, 2015 and 2014.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2015	2014		2015	2014
Cash flow hedges
Interest rate contracts	$(55)	$ —	Net interest expense	$—	$(1)
Foreign exchange contracts	(1)	(1)	Net sales	—	—
Foreign exchange contracts	64	(11)	Cost of sales	25	5

Total	$ 8	$(12)		$25	$ 4

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2015	2014
Fair value hedges
Interest rate contracts	Net interest expense	$47	$14
Undesignated derivative instruments
Foreign exchange contracts	Other income, net	$ (8)	$12

For the company’s fair value hedges, equal and offsetting losses of $47 million and $14 million were recognized in net interest expense in the first quarters of 2015 and 2014, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the first quarter of 2015 was not material.

As of March 31, 2015, $52 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of March 31, 2015.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$56
Interest rate contracts	Other long-term assets	136	Other long-term liabilities	—
Foreign exchange contracts	Prepaid expenses and other	79	Accounts payable and accrued liabilities	—

Total derivative instruments designated as hedges		$215		$56

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$ 2

Total derivative instruments		$215		$58

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2014.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Prepaid expenses and other	$ 1	Accounts payable and accrued liabilities	$ 2
Interest rate contracts	Other long-term assets	89	Other long-term liabilities	—
Foreign exchange contracts	Prepaid expenses and other	51	Accounts payable and accrued liabilities	—

Total derivative instruments designated as hedges		$141		$ 2

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$23

Total derivative instruments		$141		$25

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

	March 31, 2015		December 31, 2014
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$215	$58	$141	$25
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(58)	(58)	(22)	(22)

Total	$157	$—	$119	$ 3

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 79	$ —	$ 79	$ —
Interest rate hedges	136	—	136	—
Available-for-sale securities
Equity securities	120	120	—	—
Foreign government debt securities	15	—	15	—

Total assets	$350	$120	$230	$ —

Liabilities
Foreign currency hedges	$ 2	$ —	$ 2	$ —
Interest rate hedges	56	—	56	—
Contingent payments related to acquisitions	541	—	—	541
Total liabilities	$599	$ —	$ 58	$541

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 51	$ —	$ 51	$ —
Interest rate hedges	90	—	90	—
Available-for-sale securities
Equity securities	105	105	—	—
Foreign government debt securities	18	—	18	—

Total assets	$264	$105	$159	$ —

Liabilities
Foreign currency hedges	$ 23	$ —	$ 23	$ —
Interest rate hedges	2	—	2	—
Contingent payments related to acquisitions	569	—	—	569

Total liabilities	$594	$ —	$ 25	$569

As of March 31, 2015, cash and equivalents of $2.5 billion included money market funds of approximately $196 million, and as of December 31, 2014, cash and equivalents of $2.9 billion included money market funds of approximately $989 million. Money market funds would be considered Level 2 in the fair value hierarchy.

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

Contingent payments related to acquisitions consist of development, regulatory, and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory, and commercial milestone payments reflects management’s expectations of probability of payment, and increases or decreases as the probability of payment or expectation of timing of payments changes. As of March 31, 2015, management’s expected weighted-average probability of payment for development and commercial milestone payments was approximately 26%. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing of payments changes.

At March 31, 2015, the company held available-for-sale equity securities that had an amortized cost basis and fair value of $63 million and $120 million, respectively. The company had net unrealized gains of $57 million, comprised of unrealized losses of $1 million, which the company believes to be temporary in nature, and unrealized gains of $58 million. In the first quarter of 2015, the company recorded $9 million in other-than-temporary impairment charges based on the duration of losses related to two of the company’s investments. At December 31, 2014, the amortized cost basis and fair value of the available-for-sale equity securities was $79 million and $105 million, respectively. The company had net unrealized gains of $26 million, comprised of unrealized losses of $9 million, which the company believes to be temporary in nature, and unrealized gains of $35 million.

Changes in the fair value of contingent payments related to acquisitions, which use significant unobservable inputs (Level 3) in the fair value measurement, were immaterial during the period.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value in the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the approximate fair values as of March 31, 2015 and December 31, 2014.

	Book values		Approximate fair values
(in millions)	2015	2014	2015	2014
Assets
Investments	$ 59	$ 54	$ 59	$ 52

Liabilities
Short-term debt	2,151	913	2,151	913
Current maturities of long-term debt and lease obligations	174	786	174	791
Long-term debt and lease obligations	7,680	7,606	8,235	8,192
Long-term litigation liabilities	48	53	47	52

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of March 31, 2015 and December 31, 2014.

		Basis of fair value measurement
(in millions)	Fair value as of March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$ 59	$—	$ 10	$49

Total assets	$ 59	$—	$ 10	$49

Liabilities
Short-term debt	$ 2,151	$—	$ 2,151	$—
Current maturities of long-term debt and lease obligations	174	—	174	—
Long-term debt and lease obligations	8,235	—	8,235	—
Long-term litigation liabilities	47	—	—	47

Total liabilities	$10,607	$—	$10,560	$47

		Basis of fair value measurement
(in millions)	Fair value as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$ 52	$—	$ 8	$44

Total assets	$ 52	$—	$ 8	$44

Liabilities
Short-term debt	$ 913	$—	$ 913	$—
Current maturities of long-term debt and lease obligations	791	—	791	—
Long-term debt and lease obligations	8,192	—	8,192	—
Long-term litigation liabilities	52	—	—	52

Total liabilities	$9,948	$—	$9,896	$52

The estimated fair values of long-term litigation liabilities were computed by discounting the expected cash flows based on currently available information, which in many cases does not include final orders or settlement agreements. The discount factors used in the calculations reflect the non-performance risk of the company.

Investments in 2015 and 2014 included certain cost method investments and held-to-maturity debt securities.

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

In connection with the company’s initiative to invest in early-stage products and therapies, the company increased its unfunded commitments as a limited partner in multiple investment companies to $85 million as of March 31, 2015 from $38 million as of December 31, 2014.

In the first quarter of 2014, the company recorded $44 million of income in other income, net related to equity method investments, which primarily represented gains from the sale of certain investments as well as distributions from funds that sold portfolio companies.

8. STOCK COMPENSATION

Stock compensation expense totaled $39 million and $31 million in the first quarter of 2015 and 2014, respectively. Over 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.

In March 2015, the company awarded its annual stock compensation grants, which consisted of 8.8 million stock options and 1.3 million RSUs.

Stock Options

The weighted-average Black-Scholes assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant-date fair values, were as follows.

	Three months ended March 31,
	2015	2014
Expected volatility	20%	24%
Expected life (in years)	5.5	5.5
Risk-free interest rate	1.7%	1.7%
Dividend yield	3.0%	2.8%
Fair value per stock option	$9	$12

The total intrinsic value of stock options exercised was $14 million and $45 million during the first quarters of 2015 and 2014, respectively.

As of March 31, 2015, the unrecognized compensation cost related to all unvested stock options of $120 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

Restricted Stock Units

As of March 31, 2015, the unrecognized compensation cost related to all unvested RSUs of $154 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

Performance Share Units

As of March 31, 2015, the unrecognized compensation cost related to all granted unvested PSUs of $17 million is expected to be recognized as expense over a weighted-average period of 1.2 years.

9. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended
	March 31,
(in millions)	2015	2014
Pension benefits
Service cost	$37	$33
Interest cost	55	60
Expected return on plan assets	(67)	(66)
Amortization of net losses and other deferred amounts	51	36
Net periodic pension benefit cost	$76	$63

OPEB
Service cost	$ 1	$ 1
Interest cost	6	7
Amortization of net loss and prior service credit	(1)	—
Net periodic OPEB cost	$ 6	$ 8

10. SHAREHOLDERS’ EQUITY

Stock repurchases

In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. During the first quarter of 2015, the company did not repurchase any shares and has $0.5 billion remaining available under the authorization as of March 31, 2015.

Accumulated other comprehensive income

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. The following is a net-of-tax summary of the changes in AOCI by component for the three months ended March 31, 2015 and 2014.

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Other	Total
Gains (losses)

Balance as of December 31, 2014	$(2,323)	$(1,427)	$34	$66	$(3,650)
Other comprehensive income before reclassifications	(1,138)	33	6	14	(1,085)
Amounts reclassified from AOCI (a)	—	35	(16)	7	26

Net other comprehensive (loss) income	(1,138)	68	(10)	21	(1,059)

Balance as of March 31, 2015	$(3,461)	$(1,359)	$24	$87	$(4,709)

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Other	Total
Gains (losses)

Balance as of December 31, 2013	$ (991)	$(1,027)	$10	$32	$(1,976)
Other comprehensive income before reclassifications	6	(3)	(8)	11	6
Amounts reclassified from AOCI (a)	—	26	(2)	—	24

Net other comprehensive income (loss)	6	23	(10)	11	30

Balance as of March 31, 2014	$ (985)	$(1,004)	$—	$43	$(1,946)

(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three months ended March 31, 2015 and 2014.

Amount reclassified from AOCI (a)
(in millions)	2015		Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other	$(50	)(b)

	(50)		Total before tax
	15		Tax benefit

	$(35)		Net of tax

Gains (losses) on hedging activities
Interest rate contracts	$ —		Net interest expense
Foreign exchange contracts	—		Net sales
Foreign exchange contracts	25		Cost of sales

	25		Total before tax
	(9)		Tax expense

	$ 16		Net of tax

Other
Other-than-temporary impairment of available-for-sale equity securities	$ (9)		Other income, net

	(9)		Total before tax
	2		Tax benefit

	$ (7)		Net of tax

Total reclassification for the period	$(26)		Total net of tax

Amount reclassified from AOCI (a)
(in millions)	2014		Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other	$(36	)(b)

	(36)		Total before tax
	10		Tax benefit

	$(26)		Net of tax

Gains on hedging activities
Interest rate contracts	$ (1)		Net interest expense
Foreign exchange contracts	—		Net sales
Foreign exchange contracts	5		Cost of sales

	4		Total before tax
	(2)		Tax expense

	$ 2		Net of tax

Total reclassification for the period	$(24)		Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 9.

Refer to Note 7 for additional information regarding hedging activity and Note 9 for additional information regarding the amortization of pension and other employee benefits items.

11. INCOME TAXES

Effective tax rate

The company’s effective income tax rate for continuing operations was 20.8% and 22.4% in the first quarters of 2015 and 2014, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate decreased during the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of a shift in the mix of earnings from higher tax countries to lower tax countries, which includes the impact of deductions of costs incurred related to the company’s planned spin-off of the biopharmaceuticals business.

12. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2015, the company’s total recorded reserves with respect to legal matters were $64 million.

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

General litigation

Baxter is a defendant in a number of suits alleging that certain of the company’s current and former executive officers and its board of directors failed to adequately oversee the operations of the company and issued materially false and misleading statements regarding the company’s plasma-based therapies business, the company’s remediation of its COLLEAGUE infusion pumps, its heparin product, and other quality matters. Plaintiffs allege these actions damaged the company and its shareholders by resulting in a decline in stock price in the second quarter of 2010, payment of excess compensation to the board of directors and certain of the company’s current and former executive officers, and other damage to the company. A consolidated derivative suit filed in the U.S.D.C. for the Northern District of Illinois was settled with the plaintiffs in February 2015, and as a result the two other derivative actions previously filed in state courts, one in Lake County, Illinois and one in the Delaware Chancery Court, were dismissed. Separate from these actions, a consolidated alleged class action is pending in the U.S.D.C. for the Northern District of Illinois against the company and certain of its current executive officers seeking to recover the lost value of investors’ stock and the parties are currently proceeding with discovery. In April 2013, the company filed its opposition to the plaintiff’s motion to certify a class action, which motion is pending.

Other

In May 2014, the company received a formal demand for information from the United States Attorney for the Western District of Pennsylvania for information related to alleged “off-label” sales of its pulmonary treatments. The Department of Justice informed the company on February 27, 2015 that its investigation is closed.

In the fourth quarter of 2012, the company received two investigative demands from the United States Attorney for the Western District of North Carolina for information regarding its quality and manufacturing practices and procedures at its North Cove facility. The company is fully cooperating with this investigation.

13. SEGMENT INFORMATION

Baxter’s two segments, BioScience and Medical Products, are strategic businesses that are managed separately because each business develops, manufactures and markets distinct products and services. Prior to 2015, the company’s biosurgery products and services were reported in the BioScience segment. In preparation of the planned spin-off of the biopharmaceuticals business, the company has realigned its biosurgery products and services to the Medical Products segment. Effective January 1, 2015, the company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation.

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

The Medical Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, inhalation anesthetics, and biosurgery products. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failure, along with other renal therapies, which business was enhanced through the 2013 acquisition of Gambro. The Medical Products business now offers a comprehensive portfolio to meet the needs of patients across the treatment continuum, including technologies and therapies for peritoneal dialysis (PD), in-center hemodialysis (HD), home HD (HHD), continuous renal replacement therapy (CRRT) and additional dialysis services.

The operating results of the Vaccines franchise, previously reported within the BioScience segment, have been reflected as discontinued operations for the three months ended March 31, 2015 and 2014. Refer to Note 1 for additional information regarding the presentation of the Vaccines franchise.

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

	Three months ended
	March 31,
(in millions)	2015	2014
Net sales
BioScience	$ 1,361	$ 1,329
Medical Products	2,403	2,519

Total net sales	$ 3,764	$ 3,848

Pre-tax income from continuing operations
BioScience	$ 436	$ 484
Medical Products	272	342

Total pre-tax income from continuing operations from segments	$ 708	$ 826

	March 31,	December 31,
(in millions)	2015	2014
Total assets
BioScience	$ 9,379	$ 9,312
Medical Products	11,316	12,064
Other	4,166	4,541

Total assets	$24,861	$25,917

The following is a reconciliation of segment pre-tax income from continuing operations to income before income taxes from continuing operations per the condensed consolidated statements of income.

	Three months ended
	March 31,
(in millions)	2015	2014
Total pre-tax income from continuing operations from segments	$708	$826
Unallocated amounts
Stock compensation	(39)	(31)
Net interest expense	(30)	(43)
Business optimization items	11	(20)
Certain foreign currency fluctuations and hedging activities	115	16
Other Corporate items	(235)	(95)

Income from continuing operations before income taxes	$530	$653

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three months ended March 31, 2015.

Vaccines discontinued operations

The operating results of the Vaccines franchise have been reflected as discontinued operations for the three months ended March 31, 2015 and 2014. Refer to Note 1 for additional information regarding the presentation of the Vaccines franchise. Unless otherwise stated, financial results herein reflect continuing operations.

Change in segments

As a result of the planned spin-off of the biopharmaceuticals business, the company realigned its biosurgery products and services to the Medical Products segment. Effective January 1, 2015, the company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation.

RESULTS OF OPERATIONS

Baxter’s income from continuing operations for the three months ended March 31, 2015 totaled $420 million, or $0.76 per diluted share, compared to $507 million, or $0.92 per diluted share, for the three months ended March 31, 2014. Income from continuing operations for the three months ended March 31, 2015 included special items which reduced income from continuing operations by $129 million, or $0.24 per diluted share, as further discussed below. Income from continuing operations for the three months ended March 31, 2014 included special items which reduced income from continuing operations by $88 million, or $0.17 per diluted share, as further discussed below.

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
(in millions)	2015	2014
Gross Margin
Intangible asset amortization expense	$ (48)	$ (43)
Business optimization items [1]	7	(4)
Separation-related costs [2]	(1)	—

Total Special Items	$ (42)	$ (47)

Impact on Gross Margin Ratio	(1.2 pts )	(1.3 pts )

Marketing and Administrative Expenses
Gambro acquisition and integration items [3]	$ 18	$ 17
Tax and legal items [4]	—	(10)
Business optimization items [1]	2	10
Separation-related costs [2]	108	—

Total Special Items	$128	$ 17

Impact on Marketing and Administrative Expense Ratio	3.4 pts	0.4 pts

Research and Development Expenses
Business development items [5]	$ —	$ 25
Business optimization items [1]	(6)	6
Separation-related costs [2]	8	—

Total Special Items	$ 2	$ 31

Other Income, Net
Gambro acquisition and integration items [3]	$ —	$ 17

Total Special Items	$ —	$ 17

Income Tax Expense
Impact of special items	$ (43)	$ (24)

Total Special Items	$ (43)	$ (24)

Impact on Effective Tax Rate	(1.0 pts )	0.2 pts

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

[1]	The company’s results in the first quarter of 2015 included business optimization charges of $18 million primarily related to severance and employee-related costs, which were offset by adjustments to the company’s previous estimates of $29 million. The company’s results in the first quarter of 2014 included business optimization charges of $20 million, which includes Gambro AB (Gambro) post-acquisition restructuring activities.

[2]	The company’s results in the first quarter of 2015 included separation-related costs of $117 million for the planned separation of Baxter’s biopharmaceutical and medical products businesses.

[3]	The company’s results in the first quarter of 2015 included total charges of $18 million primarily related to the integration of Gambro. The company’s results in the first quarter of 2014 included total charges of $34 million primarily related to the integration of Gambro, including the loss on the divestiture of Baxter’s legacy Continuous Renal Replacement Therapy (CRRT) business.

[4]	The company’s results in the first quarter of 2014 included the reversal of prior litigation reserves of $10 million.

[5]	The company’s results in the first quarter of 2014 included a charge of $25 million related to a milestone payment associated with one of the company’s collaboration arrangements.

NET SALES

	Three months ended
	March 31,		Percent change
(in millions)	2015	2014	At actual currency rates	At constant currency rates
BioScience	$1,361	$1,329	2%	8%
Medical Products	2,403	2,519	(5%)	2%

Total net sales	$3,764	$3,848	(2%)	4%

	Three months ended
	March 31,		Percent change
(in millions)	2015	2014	At actual currency rates	At constant currency rates
International	$2,064	$2,207	(6%)	5%
United States	1,700	1,641	4%	4%

Total net sales	$3,764	$3,848	(2%)	4%

Foreign currency unfavorably impacted net sales by six percentage points during the first quarter of 2015 compared to the prior period principally due to the strengthening of the U.S. Dollar relative to the Euro as well as certain other currencies.

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

Franchise Net Sales Reporting

Effective January 1, 2015, Baxter modified its commercial franchise structure for reporting net sales within each segment. Prior period net sales have been recast to reflect the new commercial franchise structure. Refer to the segment net sales discussions below for a description of each commercial franchise.

BioScience

The BioScience segment includes four commercial franchises: Hemophilia, Immunoglobulin Therapies, Inhibitor Therapies and BioTherapeutics.

•	Hemophilia includes sales of the company’s recombinant and plasma-derived hemophilia products (primarily factor VIII and factor IX).

•	Immunoglobulin Therapies includes sales of the company’s antibody-replacement immunoglobulin therapies.

•	Inhibitor Therapies includes sales of the company’s products to treat patients with congenital hemophilia A or B who have developed inhibitors as well as patients that have developed acquired hemophilia A due to an inhibitor.

•	BioTherapeutics includes sales of the company’s plasma-based therapies to treat alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions.

The following is a summary of net sales by franchise in the BioScience segment.

	Three months ended
	March 31,		Percent change
(in millions)	2015	2014	At actual currency rates	At constant currency rates
Hemophilia	$641	$675	(5%)	2%
Immunoglobulin Therapies	420	398	6%	9%
Inhibitor Therapies	166	152	9%	18%
BioTherapeutics	134	104	29%	36%

Total BioScience net sales	$1,361	$1,329	2%	8%

Net sales in the BioScience segment increased 2% during the first quarter of 2015 compared to the prior period (with an unfavorable foreign currency impact of six percentage points). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•	In the Hemophilia franchise, sales growth was driven primarily by increased international demand for the company’s recombinant factor VIII therapy, ADVATE, including the impact of new multi-year tender awards in Australia and the U.K. Also contributing was increased prophylactic use of ADVATE in the United States and continued growth of RIXUBIS, which the company launched in 2013. Globally, ADVATE contributed approximately three percentage points to sales growth. Partially offsetting sales growth during the period was the impact of a reimbursement assistance program recently implemented in the United States which unfavorably impacted pricing, competition from an extended half-life factor VIII therapy in the United States, and lower volumes of plasma-derived therapies. Globally, plasma-derived therapies negatively impacted sales growth by approximately two percentage points and the decrease was largely driven by the timing of certain tenders. The company expects growth in the Hemophilia franchise in 2015 to continue to be impacted by competition from new entrants, including the competitive extended half-life recombinant factor VIII therapy launched in the United States during 2014. The company submitted a Biologics License Application for BAX 855, the company’s own investigational extended half-life factor VIII treatment for hemophilia A, to FDA in the fourth quarter of 2014 following positive topline results from the phase III clinical trial. In addition, the company expects long-term growth in the Hemophilia franchise, driven by strong underlying global demand, further penetration in markets outside the United States, the new multi-year tenders, and the launch of new therapies in the coming months and years across a variety of geographies, including BAX 855.

•	In the Immunoglobulin Therapies franchise, sales growth was driven by increased global demand for GAMMAGARD LIQUID, as well as the launch of HYQVIA, the company’s differentiated immunoglobulin therapy, in the United States in late 2014. International sales growth of GAMMAGARD LIQUID was driven by increased supply and continued penetration into certain markets while growth in the United States included both volume and pricing improvements. Globally, GAMMAGARD LIQUID contributed approximately seven percentage points to sales growth.

•	In the Inhibitor Therapies franchise, sales growth was driven by strong global demand for the company’s plasma-based inhibitor bypass therapy, FEIBA. Continued advancement in prophylactic use and pricing improvements contributed to the strong growth in the United States, while penetration into emerging markets drove international growth. Globally, FEIBA contributed approximately 13 percentage points to sales growth. The late 2014 U.S. launch of OBIZUR, a recombinant porcine factor VIII therapy for the treatment of acquired hemophilia A, also contributed to sales growth during the period.

•	In the BioTherapeutics franchise, sales growth was driven by strong demand for the company’s albumin therapies, including increased volumes in China as the company previously resolved licensure delays that impacted shipments in the first quarter of 2014. Globally, the company’s albumin products contributed 26 percentage points to sales growth.

Medical Products

The Medical Products segment includes five commercial franchises: Renal, Fluid Systems, Integrated Pharmacy Solutions, Surgical Care and Other.

•	Renal includes sales of the company’s peritoneal dialysis (PD), hemodialysis (HD) and continuous renal replacement therapies.

•	Fluid Systems includes sales of the company’s intravenous (IV) therapies, infusion pumps and administration sets.

•	Integrated Pharmacy Solutions includes sales of the company’s premixed and oncology drug platforms, nutrition products and pharmacy compounding services.

•	Surgical Care includes sales of the company’s inhaled anesthesia products as well as biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention. Sales of the company’s biosurgery products and services, previously reported as a separate franchise in the BioScience segment, have been realigned to the Medical Products segment.

•	Other includes sales primarily from the company’s pharmaceutical partnering business.

The following is a summary of net sales by franchise in the Medical Products segment.

	Three months ended
	March 31,		Percent change
(in millions)	2015	2014	At actual currency rates	At constant currency rates
Renal	$913	$991	(8%)	1%
Fluid Systems	493	504	(2%)	3%
Integrated Pharmacy Solutions	564	592	(5%)	1%
Surgical Care	322	322	0%	5%
Other	111	110	1%	6%

Total Medical Products net sales	$2,403	$2,519	(5%)	2%

Net sales in the Medical Products segment decreased 5% during the first quarter of 2015 compared to the prior period (with an unfavorable foreign currency impact of seven percentage points). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•	In the Renal franchise, sales growth was driven by an increased number of PD patients primarily in emerging markets. Globally, the company’s PD therapies contributed approximately three percentage points to sales growth. The sales growth was partially offset by the selective loss of certain lower margin international sales for the company’s in-center HD products.

•	In the Fluid Systems franchise, sales growth was driven by improved pricing and strong global demand for the company’s IV therapies as well as increased infusion system sales in the United States.

•	In the Integrated Pharmacy Solutions franchise, sales growth was driven by strong global demand for the company’s nutritional therapies and higher pharmacy compounding revenues. The sales growth was partially offset by decreased sales of cyclophosphamide as the result of a generic competitor entering the U.S. market. The decrease in cyclophosphamide sales negatively impacted sales growth by approximately seven percentage points. The company expects additional competitors, which is anticipated to continue to substantially impact pricing and demand for Baxter’s product. Annual U.S. sales for cyclophosphamide during 2014 totaled approximately $450 million compared to approximately $60 million in the first quarter of 2015.

•	In the Surgical Care franchise, sales growth was driven primarily by strong global demand for the company’s portfolio of anesthetics products.

•	In the Other franchise, sales growth was driven primarily by increased international sales from the company’s pharmaceutical partnering business.

Gross Margin and Expense Ratios

	Three months ended
	March 31,
(as a percentage of net sales)	2015	2014	Change
Gross margin	47.8%	49.1%	(1.3 pts	)
Marketing and administrative expenses	27.0%	23.6%	3.4 pts

Gross Margin

The special items identified above had an unfavorable impact of approximately 1.2 and 1.3 percentage points on the gross margin percentage in the first quarters of 2015 and 2014, respectively. Refer to the Special Items caption above for additional detail.

In addition to the impact of the special items, sales growth for select higher margin products in the BioScience segment and the favorable impact of foreign currency in the first quarter of 2015 were more than offset by decreased sales of the high margin product cyclophosphamide within the Medical Products segment, higher manufacturing costs for plasma-derived products, and increased investments to enhance manufacturing operations, quality systems and processes.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of approximately 3.4 and 0.4 percentage points on the marketing and administrative expense ratio in the first quarters of 2015 and 2014, respectively. Refer to the Special Items caption above for additional detail.

In addition to the unfavorable impact of the special items, the marketing and administrative expenses ratio in the first quarter of 2015 increased as a result of increased spending on marketing and promotional programs to support new product launches, bad debt expense in emerging markets, and increased pension expense. Partially offsetting the unfavorable impacts were the company’s continued focus on controlling discretionary spending and the favorable impact of foreign currency.

Research and Development

	Three months ended
	March 31,		Percent
(in millions)	2015	2014	change
Research and development expenses	$300	$309	(3%	)
As a percentage of net sales	8.0%	8.0%

R&D expenses decreased by 3% during the first quarter of 2015 primarily as a result of foreign currency as well as the special items identified above, including the $25 million charge in the first quarter of 2014 related to a milestone payment associated with one of the company’s collaboration arrangements. Excluding the impact of special items, R&D expenses increased as a result of the company’s continued investment in both the Medical Products and BioScience segments. Refer to the 2014 Annual Report for a discussion of the company’s R&D pipeline.

Business Optimization Items

The company has implemented certain business optimization initiatives in an effort to streamline its international operations, rationalize its manufacturing facilities, enhance its general and administrative infrastructure and realign certain R&D activities. The company estimates that business optimization activities from 2011 through 2014 have resulted in cumulative savings of approximately $0.36 per diluted share as of March 31, 2015. The company expects additional savings of approximately $0.08 per diluted share as the programs are fully implemented through 2016. In the first quarter of 2015, the company recorded additional business optimization charges of $18 million primarily related to severance and employee-related costs. The savings from these actions will impact cost of sales, marketing and administrative expenses and R&D expenses, and benefit both the BioScience and Medical Products segments. Refer to Note 6 for additional information regarding the company’s business optimization initiatives.

Net Interest Expense

Net interest expense was $30 million and $43 million in the first quarters of 2015 and 2014, respectively. The decrease in the first quarter of 2015 was principally driven by the maturity of $600 million of 4.625% senior unsecured notes in March 2015 and the maturity of $350 million of 4.0% senior unsecured notes in March 2014. Also contributing to the decrease was the company’s interest rate swap hedging activities. The decrease was partially offset by increased interest expense related to the company’s commercial paper program.

Other Income, Net

Other income, net was $74 million and $24 million in the first quarters of 2015 and 2014, respectively.

In 2015, other income, net included $89 million of income related to foreign currency fluctuations, principally relating to intercompany receivables, payables and monetary assets denominated in a foreign currency. This income was partially offset by $9 million in other-than-temporary impairment losses on two of the company’s investments.

In 2014, other income, net included $44 million of income related to equity method investments, partially offset by a $17 million loss on the divestiture of Baxter’s legacy CRRT business.

Pre-Tax Income from Continuing Operations

Refer to Note 13 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience

Pre-tax income from continuing operations decreased 10% in the first quarter of 2015. Pre-tax income from continuing operations in the first quarter of 2014 was impacted by a $25 million R&D charge related to a milestone payment associated with one of the company’s collaboration arrangements. Pre-tax income from continuing operations in the first quarter of 2015 decreased as a result of increased spending on marketing and promotional programs to support new product launches, higher manufacturing costs for plasma-derived products, and additional R&D investments.

Medical Products

Pre-tax income from continuing operations decreased 20% in the first quarter of 2015. Pre-tax income from continuing operations in the first quarter of 2015 and 2014 was impacted by Gambro integration costs of $18 million and $34 million, respectively. Pre-tax income from continuing operations in the first quarter of 2015 decreased as a result of decreased sales of the high margin product cyclophosphamide, increased investments to enhance manufacturing operations, quality systems and processes, and additional R&D investments.

Corporate and other

Certain income and expense amounts are not allocated to a segment. These amounts are detailed in the table in Note 13 and primarily include net interest expense, foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, non-strategic investments and related income and expense, certain employee benefit plan costs as well as certain nonrecurring gains and losses and other charges (such as business optimization and asset impairment).

Income Taxes

The effective income tax rate for continuing operations was 20.8% and 22.4% in the first quarters of 2015 and 2014, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate decreased during the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of a shift in the mix of earnings from higher tax countries to lower tax countries, which includes the impact of deductions of costs incurred related to the company’s planned spin-off of the biopharmaceuticals business.

The company anticipates that the effective tax rate for continuing operations for the full-year 2015 will be approximately 21.5%, excluding the impact of audit developments and other special items.

Income from Continuing Operations and Earnings per Diluted Share

Income from continuing operations was $420 million, or $0.76 per diluted share, for the first quarter of 2015 and $507 million, or $0.92 per diluted share, in the prior year quarter. The significant factors and events contributing to the changes are discussed above. Additionally, income from continuing operations per diluted share in the first quarter of 2014 was positively impacted by the repurchase of 3.7 million shares through the company’s stock repurchase program. Refer to Note 10 for further information regarding the company’s stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

The company’s cash flows reflect both continuing and discontinued operations.

Cash Flows from Operations

Cash flows from operations decreased during the first quarter of 2015 as compared to the prior year period, totaling $96 million in 2015 and $559 million in 2014. The decrease was driven by lower net income as well as the factors discussed below.

Accounts Receivable

Cash inflows relating to accounts receivable decreased during the first quarter of 2015 as compared to the prior year period and days sales outstanding increased from 53.6 days as of March 31, 2014 to 54.8 days as of March 31, 2015. The decrease in cash inflows and corresponding increase in days sales outstanding was primarily due to the timing of significant collections in the United States and certain international markets in the first quarter of 2014.

Inventories

Cash outflows relating to inventories decreased in 2015 as compared to the prior year. The following is a summary of inventories as of March 31, 2015 and December 31, 2014, as well as annualized inventory turns for the first quarters of 2015 and 2014, by segment.

			Annualized inventory
	Inventories		turns for the three
	March 31,	December 31,	months ended March 31,
(in millions, except inventory turn data)	2015	2014	2015	2014
BioScience	$1,945	$1,991	1.14	1.00
Medical Products	1,556	1,568	3.42	3.39

Total company	$3,501	$3,559	2.15	2.04

The decrease in inventories during the first quarter of 2015 was driven by currency translation adjustments. The company continues to build plasma protein and recombinant inventories in the BioScience segment as well as certain inventories across the Medical Products segment to support future growth. Inventory turns increased primarily due to higher cost of sales and the favorable impact of foreign currency.

Other

The changes in accounts payable and accrued liabilities were $383 million in the first quarter of 2015 compared to $278 million in the first quarter of 2014. The changes were primarily driven by the timing of payments to suppliers.

Payments related to the execution of the COLLEAGUE infusion pump and SIGMA Spectrum Infusion Pump recalls as well as the company’s business optimization initiatives decreased from $45 million in the first quarter of 2014 to $23 million in the first quarter of 2015. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump and SIGMA Spectrum Infusion Pump recalls as well as the business optimization initiatives.

Changes in other balance sheet items were $47 million and $4 million in the first quarter of 2015 and 2014, respectively. The changes were primarily driven by prepaid expenses.

Cash Flows from Investing Activities

Capital Expenditures

Capital expenditures increased by $100 million in the first quarter of 2015, from $421 million in 2014 to $521 million in 2015. The company’s capital expenditures in 2015 were driven by additional investments in construction of a state-of-the-art manufacturing facility in Covington, Georgia to support growth of its plasma-based treatments, with commercial production scheduled to begin in 2018. The company also invested in projects to support production of PD and IV solutions as well as expansion plans to meet the growing global demand for dialyzers. Capital expenditures related to the company’s planned spin-off of the biopharmaceuticals business, primarily in the area of information technologies, also contributed to the increase compared to the first quarter of 2014.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $235 million in the first quarter of 2015 were driven primarily by the company’s acquisition of SuppreMol GmbH.

Cash outflows relating to acquisitions and investments of $59 million in the first quarter of 2014 related to a milestone payment associated with one of the company’s collaboration arrangements and other business development activities.

Divestitures and Other Investing Activities

Cash flows from divestitures and other investing activities were not significant in the first quarter of 2015. Cash inflows from divestitures and other investing activities included $66 million from the sale of certain investments in the first quarter of 2014 as well as $35 million in proceeds from the divestiture of Baxter’s legacy CRRT business.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations totaled $643 million for the first quarter of 2015 primarily related to $900 million of borrowings under one of the company’s revolving credit facilities as well as $361 million for the issuance of commercial paper. The company repaid $600 million of 4.625% senior unsecured notes that matured in March 2015 as well as other short-term obligations.

Net cash outflows related to debt and other financing obligations totaled $478 million for the first quarter of 2014 primarily related to the repayment of the company’s $350 million of 4.0% senior unsecured notes that matured in March 2014 as well as other short-term obligations.

Other Financing Activities

Cash dividend payments totaled $282 million and $266 million in the first quarters of 2015 and 2014, respectively. The increase in cash dividend payments was primarily due to an increase in the quarterly dividend rate of approximately 6% to $0.52 per share, as announced in May 2014. In February 2015, the Board of Directors declared a quarterly dividend of $0.52 per share, which was paid on April 1, 2015 to shareholders of record as of March 11, 2015.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans decreased by $90 million, from $138 million in the first quarter of 2014 to $48 million in the first quarter of 2015, primarily due to decreases in stock option exercises and the weighted-average exercise price of the stock options that were exercised.

The company did not repurchase stock in the first quarter of 2015 compared to $250 million of repurchases in the first quarter of 2014. As authorized by the Board of Directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock and $0.5 billion remained available as of March 31, 2015.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

The company’s U.S. dollar-denominated revolving credit facilities have a maximum capacity of $3.3 billion and mature in December 2015. The company also maintains a Euro-denominated credit facility with a maximum capacity of approximately $318 million as of March 31, 2015, which is set to mature in December 2015. These facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. As of March 31, 2015, the company was in compliance with the financial covenants in these agreements. In the first quarter of 2015, the company borrowed $900 million under one of its U.S. dollar-denominated facilities at an interest rate of 1.27%. As of March 31, 2015, the $900 million balance was outstanding. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Refer to Note 8 to the company’s consolidated financial statements in the 2014 Annual Report for further discussion of the company’s credit facilities.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.5 billion of cash and equivalents as of March 31, 2015, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of March 31, 2015, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $328 million. This represents a $35 million decrease from December 31, 2014, primarily as a result of strong collections in Italy.

While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

In the first quarter of 2015, Moody’s put Baxter’s senior debt A3 and short-term Prime-2 ratings on review for downgrade. The review is due to the uncertainty around the planned spin-off of Baxter’s biopharmaceuticals business as detailed in Note 1, and whether the credit profile of the remaining Baxter business is sufficient to maintain its current rating. Refer to the 2014 Annual Report for further discussion of the company’s credit ratings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2014 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2014 Annual Report. There have been no significant changes in the company’s application of its critical accounting policies during the first three months of 2015.

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

Please see Item 1A of the company’s 2014 Annual Report for additional discussion of regulatory matters and how they may impact the company.

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, future regulatory filings and the company’s R&D pipeline, strategic objectives, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risks, the planned separation of the biopharmaceuticals and medical products businesses, the impact of competition, future sales growth, business development activities, business optimization initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the sufficiency of the company’s facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	demand for and market acceptance risks for and competitive pressures related to new and existing products;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	future actions of FDA, EMA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;

•	failures with respect to the company’s compliance programs;

•	future actions of third parties, including third-party payors, as healthcare reform and other similar measures are implemented in the United States and globally;

•	the impact of U.S. healthcare reform and other similar actions undertaken by foreign governments with respect to pricing, reimbursement, taxation and rebate policies;

•	additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies;

•	the company’s ability to identify business development and growth opportunities and to successfully execute on business development strategies;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, governmental collaborations and other business development activities;

•	fluctuations in supply and demand and the pricing of plasma-based therapies;

•	the availability and pricing of acceptable raw materials and component supply;

•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing or supply difficulties;

•	the company’s ability to successfully separate its biopharmaceuticals and medical products businesses on the terms or timeline currently contemplated, if at all, and achieve the intended results;

•	the ability to protect or enforce the company’s owned or in-licensed patent or other proprietary rights (including trademarks, copyrights, trade secrets and know-how) or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in certain countries in which the company operates;

•	fluctuations in foreign exchange and interest rates;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	breaches or failures of the company’s information technology systems;

•	loss of key employees or inability to identify and recruit new employees;

•	the outcome of pending or future litigation;

•	the adequacy of the company’s cash flows from operations to meet its ongoing cash obligations and fund its investment program; and

•	other factors identified elsewhere in this report on and other filings with the Securities and Exchange Commission, including those factors described in Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2014, all of which are available on the company’s website.

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2015 is 12 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company. As of March 31, 2015, the company’s subsidiary in Venezuela had net assets of $22 million denominated in the Venezuelan Bolivar. In the first three months of 2015, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at March 31, 2015, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $48 million would decrease by $40 million.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at March 31, 2015 by replacing the actual exchange rates at March 31, 2015 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the company’s 2014 Annual Report. There were no significant changes during the quarter ended March 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2015. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 and 2014 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2015, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2015 and 2014, the condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2015 and 2014 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of income, of comprehensive income, of cash flows and of changes in equity for the year then ended, and in our report dated February 26, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

May 6, 2015

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 25, 2015, Baxter received a notice of a violation from the Ventura County Air Pollution Control District as a result of it self-reporting certain violations of environmental regulations at its manufacturing facility located in Thousand Oaks, California, to that agency promptly after discovery on October 16, 2014, as required by local regulations. Pursuant to that notice, the company will be required to pay penalties in the amount of $103,000 to the agency, which will release the company of any further claims or liabilities for such violations.

The information in Part I, Item 1, Note 12 is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Index:

Exhibit Number	Description

3.1	Bylaws of Baxter International Inc., as amended and restated on March 24, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 25, 2015).

15*	Letter Re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: May 6, 2015	By:	/s/ Robert J. Hombach
Robert J. Hombach
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)