Form 10-Q
period 2015-06-30
BAXTER INTERNATIONAL INC
filed 2015-08-07
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 31, 2015 was 545,538,967 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended June 30, 2015

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$3,893	$4,154	$7,657	$8,002
Cost of sales	1,973	2,185	3,936	4,142
Gross margin	1,920	1,969	3,721	3,860
Marketing and administrative expenses	1,097	988	2,112	1,898
Research and development expenses	388	322	688	631
Net interest expense	34	42	64	85
Other (income) expense, net	(67)	15	(141)	(9)
Income from continuing operations before income taxes	468	602	998	1,255
Income tax expense	132	134	242	280
Income from continuing operations	336	468	756	975
(Loss) income from discontinued operations, net of tax	(4)	52	6	101
Net income	$332	$520	$762	$1,076

Income from continuing operations per common share
Basic	$0.62	$0.86	$1.39	$1.79

Diluted	$0.61	$0.85	$1.38	$1.78

Income from discontinued operations per common share
Basic	$(0.01)	$0.10	$0.01	$0.19

Diluted	$(0.01)	$0.10	$0.01	$0.18

Net income per common share
Basic	$0.61	$0.96	$1.40	$1.98

Diluted	$0.60	$0.95	$1.39	$1.96

Weighted-average number of common shares outstanding
Basic	544	542	544	542

Diluted	549	548	548	548

Cash dividends declared per common share	$0.52	$0.52	$1.04	$1.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$332	$ 520	$ 762	$1,076
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense (benefit) of $41 and ($12) for the three months ended June 30, 2015 and 2014, respectively, and ($68) and ($8) for the six months ended June 30, 2015 and 2014, respectively	421	(213)	(717)	(207)
Pension and other employee benefits, net of tax expense of $103 and $14 for the three months ended June 30, 2015 and 2014, respectively, and $134 and $23 for the six months ended June 30, 2015 and 2014, respectively	113	28	181	51
Hedging activities, net of tax expense (benefit) of $17 and $4 for the three months ended June 30, 2015 and 2014, respectively, and $10 and ($2) for the six months ended June 30, 2015 and 2014, respectively	28	4	18	(6)
Other, net of tax (benefit) expense of ($2) and ($5) for the three months ended June 30, 2015 and 2014, respectively, and $7 and ($2) for the six months ended June 30, 2015 and 2014, respectively	1	(18)	22	(7)
Total other comprehensive income (loss), net of tax	563	(199)	(496)	(169)
Comprehensive income	$895	$ 321	$ 266	$907

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		June 30,	December 31,
		2015	2014
Current assets	Cash and equivalents	$ 6,680	$ 2,925
	Accounts and other current receivables, net	2,852	2,803
	Inventories	3,842	3,559
	Prepaid expenses and other	1,123	1,064
	Total current assets	14,497	10,351
Property, plant and equipment, net		8,967	8,698
Other assets	Goodwill	3,792	3,874
	Other intangible assets, net	2,084	2,079
	Other	675	915
	Total other assets	6,551	6,868
Total assets		$30,015	$25,917

Current liabilities	Short-term debt	$ 1,493	$ 913
	Current maturities of long-term debt and lease obligations	671	786
	Accounts payable and accrued liabilities	4,148	4,343
	Total current liabilities	6,312	6,042
Long-term debt and lease obligations		12,054	7,606
Other long-term liabilities		3,628	4,113
Commitments and contingencies
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2015 and 2014	683	683
	Common stock in treasury, at cost, 138,295,306 shares in 2015 and 141,116,857 shares in 2014	(7,798)	(7,993)
	Additional contributed capital	5,860	5,853
	Retained earnings	13,389	13,227
	Accumulated other comprehensive loss	(4,146)	(3,650)
	Total Baxter shareholders’ equity	7,988	8,120
	Noncontrolling interests	33	36
	Total equity	8,021	8,156
Total liabilities and equity		$30,015	$25,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Six months ended
		June 30,
		2015	2014
Cash flows from operations	Net income	$ 762	$1,076
	Adjustments
	Depreciation and amortization	497	489
	Deferred income taxes	51	(31)
	Stock compensation	87	72
	Net periodic pension benefit and OPEB costs	158	141
	Infusion pump and other product-related charges	—	93
	Other	21	57
	Changes in balance sheet items
	Accounts and other current receivables, net	(98)	3
	Inventories	(439)	(360)
	Accounts payable and accrued liabilities	(34)	(261)
	Business optimization and infusion pump payments	(45)	(83)
	Other	(168)	(38)
	Cash flows from operations	792	1,158
Cash flows from investing activities	Capital expenditures	(1,021)	(844)
	Acquisitions and investments, net of cash acquired	(341)	(176)
	Divestitures and other investing activities	2	94
	Cash flows from investing activities	(1,360)	(926)
Cash flows from financing activities	Issuances of debt	6,747	34
	Payments of obligations	(944)	(526)
	(Decrease) increase in debt with original maturities of three months or less, net	(875)	150
	Cash dividends on common stock	(564)	(531)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	119	249
	Purchases of treasury stock	—	(450)
	Other	(27)	2
	Cash flows from financing activities	4,456	(1,072)
Effect of foreign exchange rate changes on cash and equivalents		(133)	(27)
Increase (decrease) in cash and equivalents		3,755	(867)
Cash and equivalents at beginning of period		2,925	2,733
Cash and equivalents at end of period		$6,680	$1,866

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

Prior to 2015, the company’s biosurgery products and services were reported in the BioScience segment. As a result of the planned spin-off of the biopharmaceuticals business, Baxalta Incorporated (Baxalta), the company realigned its biosurgery products and services to the Medical Products segment. Effective January 1, 2015, the company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation.

Spin-off of Baxalta Incorporated

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of Baxalta to Baxter shareholders (the Distribution). The Distribution was made to Baxter’s shareholders of record as of the close of business on June 17, 2015 (Record Date), who received one share of Baxalta common stock for each Baxter common share held as of the Record Date. The Distribution was intended to take the form of a tax-free distribution for federal income tax purposes in the United States. As a result of the Distribution, Baxalta is now an independent public company trading under the symbol “BXLT” on the New York Stock Exchange. In the aggregate, 544,521,483 shares of Baxalta common stock were distributed to Baxter’s shareholders of record in the Distribution. After giving effect to the Distribution, Baxter holds 131,902,719 shares of Baxalta’s common stock. The company will account for this investment as an available-for-sale equity security. The value of the company’s investment in Baxalta as of July 1, 2015 was approximately $4.3 billion, calculated using a stock price of $32.54 per share, which represents the mid-point price for Baxalta’s common stock on July 1, 2015.

The unaudited interim condensed consolidated financial statements for the quarterly and six month periods ended June 30, 2015 include the results of Baxalta. The spin-off of Baxalta has therefore not yet been reflected in our historical results and will be presented as a discontinued operation starting in the third quarter of 2015. Discontinued operations will reflect the revenues and expenses directly associated with the results of operations of Baxalta for all periods presented.

In conjunction with the spin-off, the company entered into certain agreements with Baxalta, including the Employee Matters Agreement, which made certain adjustments to the company’s outstanding equity awards. Refer to Exhibit 99.1 of Baxter’s Current Report on Form 8-K filed on July 7, 2015 for additional information.

Vaccines discontinued operations

In December 2014, the company completed the divestiture of its commercial vaccines business. During the first quarter of 2015, the company recorded an after-tax gain of $9 million as a result of a purchase price adjustment. The company has also entered into a separate agreement for the sale of the remainder of the Vaccines franchise. As a result of the divestitures, the operations and cash flows of the Vaccines franchise have been eliminated from the ongoing operations of the company.

Following is a summary of the operating results of the Vaccines franchise, which have been reflected as discontinued operations for the three and six months ended June 30, 2015 and 2014.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net sales	$ —	$110	$1	$213
(Loss) income before income taxes	(5)	59	6	115
Income tax (benefit) expense	(1)	7	—	14
Net (loss) income	$(4)	$ 52	$6	$101

New accounting standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-05, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about how to account for cloud computing arrangements when such arrangements include software licenses. ASU No. 2015-05 will be effective for the company beginning on January 1, 2016. Early adoption is permitted. The standard may be applied retrospectively or prospectively. The company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU No. 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In July 2015, the FASB voted to approve a one-year deferral of the original effective date of January 1, 2017; therefore, ASU No. 2014-09 will be effective for the company beginning on January 1, 2018. Early adoption is permitted as of the original effective date. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

2. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Interest expense, net of capitalized interest	$40	$47	$ 75	$ 95
Interest income	(6)	(5)	(11)	(10)
Net interest expense	$34	$42	$ 64	$ 85

Inventories

	June 30,	December 31,
(in millions)	2015	2014
Raw materials	$ 900	$ 910
Work in process	1,226	1,126
Finished goods	1,716	1,523
Inventories	$3,842	$3,559

Property, plant and equipment, net

	June 30,	December 31,
(in millions)	2015	2014
Property, plant and equipment, at cost	$15,146	$14,808
Accumulated depreciation	(6,179)	(6,110)
Property, plant and equipment (PP&E), net	$ 8,967	$ 8,698

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

The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Basic shares	544	542	544	542
Effect of dilutive securities	5	6	4	6
Diluted shares	549	548	548	548

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 21 million and 16 million equity awards for the second quarter and the six months ended June 30, 2015, respectively, and 11 million and 9 million equity awards for the second quarter and the six months ended June 30, 2014, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 8 and Note 10 for additional information regarding items impacting basic shares, including the company’s stock repurchase program.

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

Baxter allocated $179 million of the consideration to acquired IPR&D, which is being accounted for as an indefinite-lived intangible asset. The acquired IPR&D relates to SuppreMol’s SM-101, an investigational immunoregulatory treatment, which had completed Phase IIa studies at the time of the acquisition. This project is expected to be completed in approximately 5 years. The value of the IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risks in such activities, discounted at a rate of 20%. Additional research and development will be required prior to regulatory approval, and as of the acquisition date, incremental research and development costs were projected to be in excess of $400 million. The goodwill, which is not deductible for tax purposes, includes the value of potential future technologies as well as the overall strategic benefits of the acquisition to Baxter’s immunology portfolio and is included in the BioScience segment.

Collaborations

SFJ Pharmaceuticals Group

In June 2015, the company entered into an agreement with SFJ Pharmaceuticals Group (SFJ) relating to adalimumab (BAX 923) (formerly known as M923/BAX 2923) whereby SFJ will fund up to $200 million of specified development costs related to the company’s BAX 923 program in exchange for payments in the event the product obtains regulatory approval in the United States or Europe. The terms of the agreement include funding limitations of up to $50 million for incurred costs through Phase I development and cumulative spending caps in six month intervals through December 31, 2017. The contingent success payments, which total approximately 5.5 times the incurred development costs, are payable in annual installments over an approximate eight-year period following the dates of regulatory approval. The development funding from SFJ is being recognized as an offset to R&D expenses as incurred because there is substantive and genuine transfer of risk to SFJ. The R&D expense offset for the second quarter of 2015 totaled $9 million.

CTI BioPharma Corp.

In June 2015, the company entered into an amendment of its agreement with CTI BioPharma Corp. (CTI BioPharma). Pursuant to the amendment, the company paid $32 million to CTI BioPharma relating to two contingent milestone payments included in the original agreement. The company obtained additional rights relating to manufacturing and supply, and CTI BioPharma committed to spend a specified amount on the development of pacritinib through February 2016, with failure to do so resulting in payments to the company equal to the deficiency.

Milestone payments to collaboration partners

Baxter recognized R&D charges of $87 million for the second quarter and first half of 2015 related to milestone payments pursuant to the company’s collaboration arrangements. In the second quarter and first half of 2014, Baxter also recognized R&D charges of $35 million and $60 million, respectively, related to milestone payments pursuant to one of the company’s collaboration arrangements.

Refer to the 2014 Annual Report for further discussion of the company’s collaboration arrangements.

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	BioScience	Medical Products	Total
Balance as of December 31, 2014	$ 947	$2,927	$3,874
Additions	83	—	83
Currency translation and other adjustments	(13)	(152)	(165)
Balance as of June 30, 2015	$1,017	$2,775	$3,792

The balance as of December 31, 2014 has been recast to reflect the realignment of the company’s biosurgery products and services from the BioScience segment to the Medical Products segment.

The addition in the first six months of 2015 related to the acquisition of SuppreMol and the overall decrease in goodwill was driven by currency translation adjustments (CTA).

As of June 30, 2015, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
June 30, 2015
Gross other intangible assets	$2,223	$ 431	$423	$3,077
Accumulated amortization	(835)	(158)	—	(993)
Other intangible assets, net	$1,388	$ 273	$423	$2,084

December 31, 2014
Gross other intangible assets	$2,278	$ 443	$272	$2,993
Accumulated amortization	(769)	(145)	—	(914)
Other intangible assets, net	$1,509	$ 298	$272	$2,079

Intangible asset amortization expense was $48 million and $47 million in the three months ended June 30, 2015 and 2014, respectively, and $96 million and $90 million for the six months ended June 30, 2015 and 2014, respectively.

The increase in other intangible assets, net from the IPR&D acquired in the acquisition of SuppreMol during the first quarter of 2015 was offset by the decrease from amortization expense and CTA.

6. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion pump charges

There were no significant updates related to the company’s infusion pump recall activities during the first half of 2015. Refer to the 2014 Annual Report for further information about the company’s infusion pump recall activities.

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

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Cash expenses	$12	$ 4	$ 28	$ 32
Non-cash expenses	2	1	4	1
Reserve adjustments	—	(37)	(29)	(37)
Total business optimization items	$14	$(32)	$ 3	$ (4)
Discontinued operations	—	—	—	(8)
Business optimization items in continuing operations	$14	$(32)	$ 3	$(12)

The 2015 and 2014 charges primarily included severance and employee-related costs. The company also recorded adjustments to its previous estimates in both 2015 and 2014.

The business optimization items are recorded as follows in the consolidated statements of income:

•	Second quarter of 2015: $3 million in cost of sales, $8 million in marketing and administrative expenses, and $3 million in R&D expenses

•	Second quarter of 2014: ($14 million) in cost of sales, ($16 million) in marketing and administrative expenses, and ($2 million) in R&D expenses

•	First half of 2015: ($4 million) in cost of sales, $10 million in marketing and administrative expenses, and ($3 million) in R&D expenses

•	First half of 2014: ($10 million) in cost of sales, ($6 million) in marketing and administrative expenses, and $4 million in R&D expenses (with an additional $8 million recorded in discontinued operations)

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserves as of December 31, 2014	$169
Charges	28
Reserve adjustments	(29)
Utilization	(36)
CTA	(10)
Reserves as of June 30, 2015	$122

The reserves are expected to be substantially utilized by the end of 2016. The company believes the remaining reserves to be adequate; however, additional adjustments may be recorded in the future as the programs are completed.

7. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Sold receivables at beginning of period	$ 96	$ 109	$ 104	$ 114
Proceeds from sales of receivables	117	117	230	240
Cash collections (remitted to the owners of the receivables)	(105)	(120)	(225)	(249)
Effect of currency exchange rate changes	(2)	—	(3)	1
Sold receivables at end of period	$ 106	$ 106	$ 106	$ 106

The net losses relating to the sales of receivables were immaterial for each period. Refer to the 2014 Annual Report for further information regarding the company’s securitization agreements.

Significant debt issuances

In June 2015, the company’s wholly-owned subsidiary Baxalta issued senior notes with a total aggregate principal amount of $5.0 billion. Approximately $4.0 billion of the related net proceeds were distributed to Baxter in connection with the spin-off. The general terms of the notes, which remain obligations of Baxalta subsequent to the spin-off, are as follows:

•	$375 million aggregate principal amount of senior notes bearing a fixed coupon rate of 2.000% and maturing in June 2018.

•	$375 million of aggregate principal amount senior notes bearing a floating coupon rate of three-month LIBOR plus 0.780% and maturing in June 2018.

•	$1.0 billion of aggregate principal amount senior notes bearing a fixed coupon rate of 2.875% and maturing in June 2020.

•	$500 million of aggregate principal amount senior notes bearing a fixed coupon rate of 3.600% and maturing in June 2022.

•	$1.75 billion of senior notes bearing a fixed coupon rate of 4.000% and maturing in June of 2025.

•	$1.0 billion senior note bearing a fixed coupon rate of 5.250% and maturing in June 2045.

In connection with this issuance, the company recognized a debt discount of $51 million and deferred issue costs totaling $9 million. After giving effect to the spin-off, Baxter has no obligations as it relates to the Baxalta senior notes.

Credit facilities and commercial paper

In the first half of 2015, the company borrowed $1.5 billion which was outstanding as of June 30, 2015, under its $1.8 billion U.S. dollar-denominated revolving credit facility at a weighted average interest rate of 1.37%. This facility matures in December 2015. As of December 31, 2014 there were no borrowings under any of the company’s credit facilities.

Effective July 1, 2015, the company terminated its $1.5 billion U.S. dollar-denominated revolving credit facility and €300 million Euro-denominated revolving credit facility and entered into credit agreements providing for a senior U.S. dollar-denominated revolving credit facility in an aggregate principal amount of up to $1.5 billion maturing in 2020, as well as a Euro-denominated senior revolving credit facility in an aggregate principal amount of up to €200 million maturing in 2020. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio and maximum interest coverage ratio.

During the first six months of 2015, the company issued and redeemed commercial paper, of which zero was outstanding as of June 30, 2015. There was a balance of $875 million outstanding at December 31, 2014 with a weighted-average interest rate of 0.46%.

Debt tender offers

On July 6, 2015 and July 21, 2015 the company purchased an aggregate of approximately $2.7 billion in principal amount of its 5.900% Notes due September 2016, 6.625% Debentures due February 2028, 6.250% Notes due December 2037, 3.650% Notes due August 2042, 4.500% Notes due June 2043, 3.200% Notes due June 2023, and 2.400% Notes due August 2022 in the settlement of previously announced debt tender offers. Baxter paid approximately $2.9 billion, including accrued and unpaid interest and tender premium, to purchase such notes. As a result of the debt tender offers, the company will recognize a loss on extinguishment of debt in the third quarter of 2015 of approximately $130 million, net of gains from the unwinding of interest rate swaps related to the debt.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of June 30, 2015, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $327 million, of which $48 million related to Greece.

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

Cash Flow Hedges

The company may use options, including collars and purchased options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities. In prior periods, the company entered into $1.8 billion of forward-starting interest rate swaps to hedge the risk to earnings associated with movements in benchmark interest rates relating to the anticipated issuance of the Baxalta senior notes. During the six months ended June 30, 2015, in conjunction with the above debt issuance, the company terminated the swaps, which resulted in a $36.7 million net gain that is deferred in accumulated other comprehensive income (AOCI) that is being amortized as a decrease to net interest expense over the terms of the underlying debt.

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

The notional amounts of foreign exchange contracts were $1.2 billion and $917 million as of June 30, 2015 and December 31, 2014, respectively. There were no outstanding interest rate contracts designated as cash flow hedges as of June 30, 2015. The notional amount of interest rate contracts were $550 million as of December 31, 2014. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of June 30, 2015 is 18 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $3.9 billion and $2.9 billion as of June 30, 2015 and December 31, 2014, respectively. The increase is due to swaps executed in conjunction with the debt issuance described above.

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

There were no hedge dedesignations in the first six months of 2015 or 2014 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first half of 2015 and 2014.

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

The total notional amount of undesignated derivative instruments was $681 million as of June 30, 2015 and $434 million as of December 31, 2014.

Gains and Losses on Derivative Instruments

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the three months ended June 30, 2015 and 2014.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2015	2014		2015	2014
Cash flow hedges
Interest rate contracts	$ 93	$ —	Net interest expense	$—	$—
Foreign exchange contracts	—	1	Net sales	—	1
Foreign exchange contracts	(18)	5	Cost of sales	30	(3)
Total	$ 75	$ 6		$30	$(2)

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2015	2014
Fair value hedges
Interest rate contracts	Net interest expense	$(72)	$ 17
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(17)	$(22)

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the six months ended June 30, 2015 and 2014.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2015	2014		2015	2014
Cash flow hedges
Interest rate contracts	$38	$ —	Net interest expense	$—	$(1)
Foreign exchange contracts	(1)	—	Net sales	—	1
Foreign exchange contracts	46	(6)	Cost of sales	55	2
Total	$83	$(6)		$55	$ 2

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2015	2014
Fair value hedges
Interest rate contracts	Net interest expense	$(25)	$ 31
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(25)	$(10)

For the company’s fair value hedges, equal and offsetting gains of $72 million and $25 million were recognized in net interest expense in the second quarter and first half of 2015, respectively, and equal and offsetting losses of $17 million and $31 million were recognized in net interest expense in the second quarter and first half of 2014, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the six months ended June 30, 2015 was not material.

As of June 30, 2015, $26 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2015.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$ 76	Other long-term liabilities	$12
Foreign exchange contracts	Prepaid expenses and other	33	Accounts payable and accrued liabilities	5
Foreign exchange contracts	Other long-term assets	1	Other long-term liabilities	2
Total derivative instruments designated as hedges		$110		$19

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ 1	Accounts payable and accrued liabilities	$ 2
Total derivative instruments		$111		$21

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

	June 30, 2015		December 31, 2014
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$111	$21	$141	$25
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(21)	(21)	(22)	(22)
Total	$ 90	$—	$119	$ 3

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 35	$ —	$ 35	$ —
Interest rate hedges	76	—	76	—
Available-for-sale securities
Equity securities	117	117	—	—
Foreign government debt securities	16	—	16	—
Total assets	$244	$117	$127	$ —

Liabilities
Foreign currency hedges	$ 9	$ —	$ 9	$ —
Interest rate hedges	12	—	12	—
Contingent payments related to acquisitions	553	—	—	553
Total liabilities	$574	$ —	$ 21	$553

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 51	$ —	$ 51	$ —
Interest rate hedges	90	—	90	—
Available-for-sale securities
Equity securities	105	105	—	—
Foreign government debt securities	18	—	18	—
Total assets	$264	$105	$159	$ —

Liabilities
Foreign currency hedges	$ 23	$ —	$ 23	$ —
Interest rate hedges	2	—	2	—
Contingent payments related to acquisitions	569	—	—	569
Total liabilities	$594	$ —	$ 25	$569

As of June 30, 2015, cash and equivalents of $6.7 billion included money market funds of approximately $2.0 billion, and as of December 31, 2014, cash and equivalents of $2.9 billion included money market funds of approximately $989 million. Money market funds would be considered Level 2 in the fair value hierarchy.

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

Contingent payments related to acquisitions consist of development, regulatory, and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory, and commercial milestone payments reflects management’s expectations of probability of payment, and increases or decreases as the probability of payment or expectation of timing of payments changes. As of June 30, 2015, management’s expected weighted-average probability of payment for development and commercial milestone payments was approximately 26%. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing of payments changes.

At June 30, 2015, the company held available-for-sale equity securities that had an amortized cost basis and fair value of $61 million and $117 million, respectively. The company had net unrealized gains of $56 million, comprised of unrealized losses of $2 million, which the company believes to be temporary in nature, and unrealized gains of $58 million. In the first half of 2015, the company recorded $9 million in other-than-temporary impairment charges based on the duration of losses related to two of the company’s investments. At December 31, 2014, the amortized cost basis and fair value of the available-for-sale equity securities was $79 million and $105 million, respectively. The company had net unrealized gains of $26 million, comprised of unrealized losses of $9 million, which the company believed to be temporary in nature, and unrealized gains of $35 million.

Changes in the fair value of contingent payments related to acquisitions, which use significant unobservable inputs (Level 3) in the fair value measurement, were immaterial during the first half of 2015.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value in the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the approximate fair values as of June 30, 2015 and December 31, 2014.

	Book values		Approximate fair values
(in millions)	2015	2014	2015	2014
Assets
Investments	$ 65	$ 54	$ 65	$ 52

Liabilities
Short-term debt	1,493	913	1,493	913
Current maturities of long-term debt and lease obligations	671	786	671	791
Long-term debt and lease obligations	12,054	7,606	12,421	8,192
Long-term litigation liabilities	50	53	49	52

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of June 30, 2015 and December 31, 2014.

		Basis of fair value measurement
(in millions)	Fair value as of June 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$ 65	$—	$ 10	$55
Total assets	$ 65	$—	$ 10	$55

Liabilities
Short-term debt	$ 1,493	$—	$ 1,493	$—
Current maturities of long-term debt and lease obligations	671	—	671	—
Long-term debt and lease obligations	12,421	—	12,421	—
Long-term litigation liabilities	49	—	—	49
Total liabilities	$14,634	$—	$14,585	$49

		Basis of fair value measurement
(in millions)	Fair value as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$ 52	$—	$ 8	$44
Total assets	$ 52	$—	$ 8	$44

Liabilities
Short-term debt	$ 913	$—	$ 913	$—
Current maturities of long-term debt and lease obligations	791	—	791	—
Long-term debt and lease obligations	8,192	—	8,192	—
Long-term litigation liabilities	52	—	—	52
Total liabilities	$9,948	$—	$9,896	$52

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

In connection with the company’s initiative to invest in early-stage products and therapies, the company increased its unfunded commitments as a limited partner in multiple investment companies to $78 million as of June 30, 2015 from $38 million as of December 31, 2014.

In the first half of 2015 and 2014, the company recorded $25 million and $44 million, respectively, of income in other (income) expense, net related to sales of available-for-sale equity securities and equity method investments, which primarily represented gains from the sale of certain investments as well as distributions from funds that sold portfolio companies.

8. STOCK COMPENSATION

Stock compensation expense totaled $48 million and $41 million for the three months ended June 30, 2015 and 2014, respectively, and $87 million and $72 million for the six months ended June 30, 2015 and 2014, respectively.

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

The total intrinsic value of stock options exercised was $15 million and $34 million during the three months ended June 30, 2015 and 2014, respectively, and $29 million and $79 million during the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the unrecognized compensation cost related to all unvested stock options of $106 million is expected to be recognized as expense over a weighted-average period of 1.9 years.

Restricted Stock Units

As of June 30, 2015, the unrecognized compensation cost related to all unvested RSUs of $140 million is expected to be recognized as expense over a weighted-average period of 1.9 years.

Performance Share Units

As of June 30, 2015, the unrecognized compensation cost related to all granted unvested PSUs of $13 million is expected to be recognized as expense over a weighted-average period of 1.0 years.

Baxter International Inc. 2015 Incentive Plan

In May 2015, shareholders approved the Baxter International Inc. 2015 Incentive Plan which provides for 35 million additional shares of common stock available for issuance with respect to awards for eligible participants.

9. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Pension benefits
Service cost	$38	$33	$ 75	$ 66
Interest cost	56	60	111	120
Expected return on plan assets	(71)	(68)	(138)	(134)
Amortization of net losses and other deferred amounts	51	36	102	72
Net periodic pension benefit cost	$74	$61	$150	$124

OPEB
Service cost	$ 1	$ 2	$ 2	$ 3
Interest cost	4	7	10	14
Amortization of net loss and prior service credit	(3)	—	(4)	—
Net periodic OPEB cost	$ 2	$ 9	$ 8	$ 17

In the second quarter of 2015, in connection with the transfer of liabilities and assets from a combined Baxter pension or OPEB plan to a newly created Baxalta pension or OPEB plan, the company remeasured pension and OPEB liabilities and assets for several of its plans. The remeasurement resulted in a reduction to pension and OPEB obligations of $203 million, with an offset to AOCI. The significant weighted-average assumptions used at the measurement date were as follows.

	Pension benefits	OPEB
Discount rate
U.S. plans	4.03%	3.78%
International plans	1.32%	n/a
Expected return on plan assets
U.S. plans	7.25%	n/a
International plans	5.74%	n/a
Rate of compensation increase
U.S. plans	3.80%	n/a
International plans	3.30%	n/a
Annual rate of increase in the per-capita cost	n/a	6.00%
Rate decreased to	n/a	5.00%
by the year ended	n/a	2019

The company also adjusted its assumptions for future company actions related to postemployment medical benefits for retirees who are age 65 and older and receive a subsidy to be utilized on a medical insurance exchange.

Baxter contributed a discretionary amount of $100 million in the second quarter of 2015 to its U.S. qualified pension plan.

10. SHAREHOLDERS’ EQUITY

Stock repurchases

In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. During the first half of 2015, the company did not repurchase any shares and has $0.5 billion remaining available under the authorization as of June 30, 2015.

Accumulated other comprehensive income

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on unrestricted available-for-sale marketable equity securities. The following is a net-of-tax summary of the changes in AOCI by component for the six months ended June 30, 2015 and 2014.

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Other	Total
Gains (losses)
Balance as of December 31, 2014	$(2,323)	$(1,427)	$34	$66	$(3,650)
Other comprehensive income before reclassifications	(717)	114	53	24	(526)
Amounts reclassified from AOCI (a)	—	67	(35)	(2)	30
Net other comprehensive (loss) income	(717)	181	18	22	(496)
Balance as of June 30, 2015	$(3,040)	$(1,246)	$52	$88	$(4,146)

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Other	Total
Gains (losses)
Balance as of December 31, 2013	$ (991)	$(1,027)	$10	$32	$(1,976)
Other comprehensive income before reclassifications	(207)	2	(5)	(7)	(217)
Amounts reclassified from AOCI (a)	—	49	(1)	—	48
Net other comprehensive (loss) income	(207)	51	(6)	(7)	(169)
Balance as of June 30, 2014	$(1,198)	$ (976)	$ 4	$25	$(2,145)

(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three and six months ended June 30, 2015 and 2014.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2015		Six months ended June 30, 2015		Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other	$(48	)(b)	$(98	)(b)
	(48)		(98)		Total before tax
	16		31		Tax benefit
	$(32)		$(67)		Net of tax

Gains (losses) on hedging activities
Interest rate contracts	$ —		$ —		Net interest expense
Foreign exchange contracts	—		—		Net sales
Foreign exchange contracts	30		55		Cost of sales
	30		55		Total before tax
	(11)		(20)		Tax expense
	$ 19		$ 35		Net of tax

Other
Gain on sale of available-for-sale equity securities	$ 15		$ 15		Other (income) expense, net
Other-than-temporary impairment of available-for-sale equity securities	—		(9)		Other (income) expense, net
	15		6		Total before tax
	(6)		(4)		Tax expense
	$ 9		$ 2		Net of tax

Total reclassification for the period	$ (4)		$(30)		Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2014		Six months ended June 30, 2014		Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other	$(36	)(b)	$(72	)(b)
	(36)		(72)		Total before tax
	13		23		Tax benefit
	$(23)		$(49)		Net of tax

Gains (losses) on hedging activities
Interest rate contracts	$ —		$ (1)		Net interest expense
Foreign exchange contracts	1		1		Net sales
Foreign exchange contracts	(3)		2		Cost of sales
	(2)		2		Total before tax
	1		(1)		Tax expense
	$ (1)		$ 1		Net of tax

Total reclassification for the period	$(24)		$(48)		Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 9.

Refer to Note 7 for additional information regarding hedging activity and Note 9 for additional information regarding the amortization of pension and other employee benefits items.

11. INCOME TAXES

Effective tax rate

The company’s effective income tax rate for continuing operations was 28.2% and 22.3% in the three months ended June 30, 2015 and 2014, respectively, and 24.2% and 22.3% in the six months ended June 30, 2015 and 2014, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate increased during the three and six months ended June 30, 2015 compared to the prior year periods primarily as a result of a valuation allowance increase related to a foreign affiliate as well as certain tax audit developments, including tax costs associated with internal restructurings related to the company’s spin-off of Baxalta.

As a result of the spin-off of Baxalta on July 1, 2015, Baxter is re-evaluating its assertions relating to prior earnings outside the United States that were previously deemed indefinitely reinvested. The company expects to amend certain assertions and, as a consequence, may record a significant tax charge in the third quarter of 2015.

12. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is recorded. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2015, the company’s total recorded reserves with respect to legal matters were $110 million and the total related receivables were $49 million.

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

General litigation

Baxter was a defendant in a number of suits alleging that certain of the company’s current and former executive officers and its board of directors failed to adequately oversee the operations of the company and issued materially false and misleading statements regarding the company’s plasma-based therapies business, the company’s remediation of its COLLEAGUE infusion pumps, its heparin product, and other quality matters. A consolidated derivative suit filed in the U.S.D.C. for the Northern District of Illinois was settled with the plaintiffs in February 2015, and as a result the two other derivative actions previously filed in state courts, one in Lake County, Illinois and one in the Delaware Chancery Court, were dismissed. The company also has agreed to settle within its insurance limits a consolidated alleged class action pending in the U.S.D.C. for the Northern District of Illinois against the company and certain of its executive officers. Subject to court approval of the settlement, all claims and related, consolidated cases will be favorably resolved.

On July 31, 2015, Davita Healthcare Partners, Inc. filed suit against Baxter Healthcare Corporation in the District Court of the State of Colorado for a breach of contract claim regarding an ongoing commercial dispute relating to the provision of peritoneal dialysis products. The company intends to vigorously defend against the suit.

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

13. SEGMENT INFORMATION

Baxter’s two segments, BioScience and Medical Products, are strategic businesses that are managed separately because each business develops, manufactures and markets distinct products and services. Prior to 2015, the company’s biosurgery products and services were reported in the BioScience segment. In preparation of the planned spin-off of Baxalta, the company realigned its biosurgery products and services to the Medical Products segment. Effective January 1, 2015, the company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation.

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

The Medical Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, inhalation anesthetics, and biosurgery products. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies. In addition, the Medical Products business provides products and services to treat end-stage renal disease, or irreversible kidney failure, along with other renal therapies, which business was enhanced through the 2013 acquisition of Gambro AB. The Medical Products business now offers a comprehensive portfolio to meet the needs of patients across the treatment continuum, including technologies and therapies for peritoneal dialysis, in-center hemodialysis (HD), home HD, continuous renal replacement therapy and additional dialysis services.

The operating results of the Vaccines franchise, previously reported within the BioScience segment, have been reflected as discontinued operations for the three and six months ended June 30, 2015 and 2014. Refer to Note 1 for additional information regarding the presentation of the Vaccines franchise.

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

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net sales
BioScience	$1,429	$1,452	$2,790	$2,781
Medical Products	2,464	2,702	4,867	5,221
Total net sales	$3,893	$4,154	$7,657	$8,002

Pre-tax income from continuing operations
BioScience	$427	$479	$ 863	$ 963
Medical Products	310	299	582	641
Total pre-tax income from continuing operations segments	$737	$778	$1,445	$1,604

			June 30,	December 31,
(in millions)			2015	2014
Total assets
BioScience			$10,123	$ 9,312
Medical Products			11,654	12,064
Other			8,238	4,541
Total assets			$30,015	$25,917

The following is a reconciliation of segment pre-tax income from continuing operations to income before income taxes from continuing operations per the condensed consolidated statements of income.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Total pre-tax income from continuing operations from segments	$737	$778	$1,445	$1,604
Unallocated amounts
Stock compensation	(48)	(41)	(87)	(72)
Net interest expense	(34)	(42)	(64)	(85)
Business optimization items	(14)	32	(3)	12
Certain foreign currency fluctuations and hedging activities	22	10	137	26
Other Corporate items	(195)	(135)	(430)	(230)
Income from continuing operations before income taxes	$468	$602	$998	$1,255

14. SUBSEQUENT EVENTS

Refer to Notes 1, 7, and 11 for additional information regarding the spin-off of Baxalta as well as other events that occurred after June 30, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and six months ended June 30, 2015.

Spin-off of Baxalta Incorporated

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of its biopharmaceuticals business, Baxalta Incorporated (Baxalta), to Baxter shareholders (the Distribution). The Distribution was made to Baxter’s shareholders of record as of the close of business on June 17, 2015 (Record Date), who received one share of Baxalta common stock for each Baxter common share held as of the Record Date.

The spin-off of Baxalta has not yet been reflected in our historical results and will be presented as a discontinued operation starting in the third quarter of 2015. Discontinued operations will reflect the revenues and expenses directly associated with the results of operations of Baxalta for all periods presented. Refer to Note 1 for additional information regarding the spin-off of Baxalta. Unless otherwise stated, financial results herein include the results of Baxalta.

Vaccines Discontinued Operations

The operating results of the Vaccines franchise have been reflected as discontinued operations for the three and six months ended June 30, 2015 and 2014. Refer to Note 1 for additional information regarding the presentation of the Vaccines franchise. Unless otherwise stated, financial results herein reflect continuing operations.

Change in Segments

As a result of the planned spin-off of Baxalta, the company realigned its biosurgery products and services to the Medical Products segment. Effective January 1, 2015, the company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation.

RESULTS OF OPERATIONS

Baxter’s income from continuing operations for the three and six months ended June 30, 2015 totaled $336 million, or $0.61 per diluted share, and $756 million, or $1.38 per diluted share, compared to $468 million, or $0.85 per diluted share, and $975 million, or $1.78 per diluted share for the three and six months ended June 30, 2014. Income from continuing operations for the three and six months ended June 30, 2015 included special items which reduced income from continuing operations by $214 million and $343 million, respectively, or $0.39 and $0.63 per diluted share, respectively, as further discussed below. Income from continuing operations for the three and six months ended June 30, 2014 included special items which reduced income from continuing operations by $172 million and $260 million, respectively, or $0.31 and $0.47 per diluted share, as further discussed below.

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Gross Margin
Intangible asset amortization expense	$ (48)	$ (47)	$ (96)	$ (90)
Business optimization items [1]	(3)	14	4	10
Separation-related costs [2]	(3)	—	(4)	—
Product-related items [3]	—	(89)	—	(89)
Total Special Items	$ (54)	$ (122)	$ (96)	$ (169)

Impact on Gross Margin Ratio	(1.4 pts )	(2.9 pts )	(1.2 pts )	(2.1 pts )
Marketing and Administrative Expenses
Gambro integration items [4]	$ 20	$ 27	$ 38	$ 44
Reserve items and adjustments [5]	—	—	—	(10)
Business optimization items [1]	8	(16)	10	(6)
Separation-related costs [2]	118	22	226	22
Product-related items [3]	—	4	—	4
Total Special Items	$146	$ 37	$274	$ 54

Impact on Marketing and Administrative Expense Ratio	3.8 pts	0.9 pts	3.6 pts	0.7 pts
Research and Development Expenses
Business development items [6]	$ 87	$ 35	$ 87	$ 60
Business optimization items [1]	3	(2)	(3)	4
Separation-related costs [2]	6	—	14	—
Total Special Items	$ 96	$ 33	$ 98	$ 64

Net Interest Expense
Separation-related costs [2]	$ 4	$ —	$ 4	$ —
Total Special Items	$ 4	$ —	$ 4	$ —

Other (Income) Expense, Net
Gambro integration items [4]	$ —	$ 2	$ —	$ 19
Reserve items and adjustments [5]	(52)	30	(52)	30
Total Special Items	$ (52)	$ 32	$ (52)	$ 49

Income Tax Expense
Impact of special items	$ (34)	$ (52)	$ (77)	$ (76)
Total Special Items	$ (34)	$ (52)	$ (77)	$ (76)

Impact on Effective Tax Rate	(5.0 pts )	0.2 pts	(1.7 pts )	0.1 pts

Intangible asset amortization expense is identified as a special item to facilitate an evaluation of current and past operating performance, particularly in terms of cash returns, and is similar to how management internally assesses performance. Upfront and milestone payments related to collaborations that have been expensed as research and development (R&D) are uncertain and often result in a different payment and expense recognition pattern than internal R&D activities and therefore are typically treated as special items. Additional special items are identified above because they are highly variable, difficult to predict, and of a size that may substantially impact the company’s reported operations for a period. Management believes that providing the separate impact of the above items on the company’s results in accordance with generally accepted accounting principles (GAAP) in the United States may provide a more complete understanding of the company’s operations and can facilitate a fuller analysis of the company’s results of operations, particularly in evaluating performance from one period to another.

[1]	The company’s results in the second quarter and first half of 2015 included business optimization charges of $14 million and a net charge of $3 million, respectively. The company’s results in the second quarter and first half of 2014 included a net benefit of $32 million and $12 million, respectively.

[2]	The company’s results in the second quarter and first half of 2015 included separation-related costs of $131 million and $248 million, respectively. The company’s results in the second quarter and first half of 2014 included separation-related costs of $22 million.

[3]	The company’s results in the second quarter and first half of 2014 included total charges of $93 million primarily related to product remediation efforts for the SIGMA SPECTRUM infusion pump.

[4]	The company’s results in the second quarter and first half of 2015 included total charges of $20 million and $38 million, respectively, primarily related to the integration of Gambro AB (Gambro). The company’s results in the second quarter and first half of 2014 included total charges of $29 million and $63 million, respectively, primarily related to the integration of Gambro, including a loss on the divestiture of Baxter’s legacy Continuous Renal Replacement Therapy (CRRT) business in the first half of 2014.

[5]	The company’s results in the second quarter and first half of 2015 included income, net of expenses, of $52 million related to a litigation settlement in which Baxter was the beneficiary. The company’s results in the second quarter and first half of 2014 included a net loss of $30 million and $20 million, respectively, primarily related to an increase in the estimated fair value of acquisition-related contingent payment liabilities, partially offset by third-party recoveries and reversals of prior litigation reserves.

[6]	The company’s results in the second quarter and first half of 2015 included total charges of $87 million related to certain milestone payments associated with the company’s collaboration arrangements. The company’s results in the second quarter and first half of 2014 included total charges of $35 million and $60 million, respectively, related to certain milestone payments associated with the company’s collaboration arrangements.

NET SALES

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
(in millions)	2015	2014	At actual currency rates	At constant currency rates	2015	2014	At actual currency rates	At constant currency rates
BioScience	$1,429	$1,452	(2%)	7%	$2,790	$2,781	0%	8%
Medical Products	2,464	2,702	(9%)	0%	4,867	5,221	(7%)	1%
Total net sales	$3,893	$4,154	(6%)	3%	$7,657	$8,002	(4%)	3%

	Three months ended				Six months ended
	June 30,		Percent change		June 30,		Percent change
(in millions)	2015	2014	At actual currency rates	At constant currency rates	2015	2014	At actual currency rates	At constant currency rates
International	$2,141	$2,422	(12%)	4%	$4,205	$4,629	(9%)	4%
United States	1,752	1,732	1%	1%	3,452	3,373	2%	2%
Total net sales	$3,893	$4,154	(6%)	3%	$7,657	$8,002	(4%)	3%

Foreign currency unfavorably impacted net sales by 9 percentage points and 7 percentage points during the second quarter and first half of 2015, respectively, primarily due to the strengthening of the U.S. Dollar relative to the Euro as well as certain other currencies.

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

BioScience

The BioScience segment includes four commercial franchises: Hemophilia, Immunoglobulin Therapies, Inhibitor Therapies and BioTherapeutics.

•	Hemophilia includes sales of the company’s recombinant and plasma-derived hemophilia products (primarily factor VIII and factor IX) .

•	Immunoglobulin Therapies includes sales of the company’s antibody-replacement immunoglobulin therapies.

•	Inhibitor Therapies includes sales of the company’s products to treat patients with congenital hemophilia A or B who have developed inhibitors as well as patients that have developed acquired hemophilia A due to an inhibitor.

•	BioTherapeutics includes sales of the company’s plasma-based therapies to treat alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions.

The following is a summary of net sales by franchise in the BioScience segment.

	Three months ended				Six months ended
	June 30,		Percent change		June 30,		Percent change
(in millions)	2015	2014	At actual currency rates	At constant currency rates	2015	2014	At actual currency rates	At constant currency rates
Hemophilia	$672	$720	(7%)	4%	$1,313	$1,395	(6%)	3%
Immunoglobulin Therapies	422	393	7%	13%	842	791	6%	11%
Inhibitor Therapies	183	184	(1%)	12%	349	336	4%	15%
BioTherapeutics	152	155	(2%)	3%	286	259	10%	16%
Total BioScience net sales	$1,429	$1,452	(2%)	7%	$2,790	$2,781	0%	8%

Net sales in the BioScience segment decreased 2% during the second quarter of 2015 and remained flat during the first half of 2015 (with an unfavorable foreign currency impact of nine percentage points and eight percentage points in the second quarter and first half of 2015, respectively). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•	In the Hemophilia franchise, sales growth in both periods was driven primarily by strong international demand for the company’s recombinant factor VIII therapies, including ADVATE. Also contributing was increased prophylactic use of ADVATE in the United States and continued growth of RIXUBIS, which the company first launched in the United States in 2013. Globally, recombinant factor VIII therapies contributed approximately three percentage points to sales growth during the second quarter and first half of 2015. Lower volumes of plasma-derived therapies, driven by timing of certain tenders, negatively impacted sales growth during the first half of 2015. The growth in the Hemophilia franchise in 2015 is expected to continue to be impacted by competition from new entrants. The company submitted a Biologics License Application for BAX 855, the company’s own investigational extended half-life factor VIII treatment for hemophilia A, to FDA in the fourth quarter of 2014 following positive topline results from the phase III clinical trial. In addition, the long-term growth in the Hemophilia franchise is expected to be driven by strong underlying global demand, further penetration in markets outside the United States, new multi-year tenders, and the launch of new therapies in the coming months and years across a variety of geographies, including BAX 855.

•	In the Immunoglobulin Therapies franchise, sales growth in both periods was driven by increased global demand for GAMMAGARD LIQUID as well as the impact of HYQVIA launches in the United States and Europe. International sales growth of GAMMAGARD LIQUID was driven by increased supply and continued penetration into certain markets while growth in the United States included both volume and pricing improvements. Globally, GAMMAGARD LIQUID contributed approximately seven percentage points to sales growth rate during the second quarter and first half of 2015. The company launched HYQVIA, a differentiated immunoglobulin therapy, in the United States during the second half of 2014 and in certain European markets beginning in the second half of 2013.

•	In the Inhibitor Therapies franchise, sales growth in both periods was driven by strong global demand for the company’s plasma-based inhibitor bypass therapy, FEIBA. In the United States, strong growth in both periods was driven by continued increased volume associated with advancement in prophylactic use, and pricing improvements. Internationally, FEIBA growth resulting from expanded use in certain markets was partially offset by timing of tender sales in emerging markets. Globally, FEIBA contributed approximately eight and 10 percentage points to sales growth during the second quarter and first half of 2015, respectively. The late 2014 U.S. launch of OBIZUR, a recombinant porcine factor VIII therapy for the treatment of acquired Hemophilia A, also contributed to sales growth during both periods.

•	In the BioTherapeutics franchise, net sales increased primarily due to benefits from increased volumes and price improvements. Globally, albumin products contributed nine percentage points to sales growth during the first half of 2015.

Medical Products

The Medical Products segment includes five commercial franchises: Renal, Fluid Systems, Integrated Pharmacy Solutions, Surgical Care and Other.

•	Renal includes sales of the company’s peritoneal dialysis (PD), hemodialysis (HD) and continuous renal replacement therapies.

•	Fluid Systems includes sales of the company’s intravenous (IV) therapies, infusion pumps and administration sets.

•	Integrated Pharmacy Solutions includes sales of the company’s premixed and oncology drug platforms, nutrition products and pharmacy compounding services.

•	Surgical Care includes sales of the company’s inhaled anesthesia products as well as biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention. Sales of the company’s biosurgery products and services, previously reported as a separate franchise in the BioScience segment, have been realigned to the Medical Products segment.

•	Other includes sales primarily from the company’s pharmaceutical partnering business.

The following is a summary of net sales by franchise in the Medical Products segment.

	Three months ended				Six months ended
	June 30,		Percent change		June 30,		Percent change
(in millions)	2015	2014	At actual currency rates	At constant currency rates	2015	2014	At actual currency rates	At constant currency rates
Renal	$949	$1,044	(9%)	3%	$1,862	$2,035	(9%)	2%
Fluid Systems	518	534	(3%)	3%	1,011	1,038	(3%)	3%
Integrated Pharmacy Solutions	548	655	(16%)	(8%)	1,112	1,247	(11%)	(4%)
Surgical Care	333	346	(4%)	4%	655	668	(2%)	4%
Other	116	123	(6%)	2%	227	233	(3%)	4%
Total Medical Products net sales	$2,464	$2,702	(9%)	0%	$4,867	$5,221	(7%)	1%

Net sales in the Medical Products segment decreased 9% and 7% during the second quarter and first half of 2015, respectively (with an unfavorable foreign currency impact of nine percentage points and eight percentage points in the second quarter and first half of 2015, respectively). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•	In the Renal franchise, sales growth in both periods was driven by an increased number of PD patients primarily in emerging markets. Globally, the company’s PD therapies contributed approximately four and three percentage points to sales growth during the second quarter and first half of 2015, respectively. Also contributing to the sales growth in both periods was strong international sales in the acute business. The sales growth was partially offset by lower sales in the chronic HD business as a result of increased austerity measures in Western Europe and the selective loss of certain lower margin sales for the company’s in-center HD products.

•	In the Fluid Systems franchise, sales growth in both periods was driven by improved pricing and strong U.S. demand for the company’s IV therapies as well as increased infusion system sales globally, including the re-launch of the SIGMA SPECTRUM infusion pump in the United States during the second quarter of 2015.

•	In the Integrated Pharmacy Solutions franchise, an overall decrease in sales was driven by decreased sales of cyclophosphamide as the result of a generic competitor entering the U.S. market. Cyclophosphamide sales negatively impacted sales growth by approximately nine and eight percentage points during the second quarter and first half of 2015, respectively. The company expects additional competition, which is anticipated to continue to substantially impact pricing and demand for Baxter’s product. Annual U.S. sales for cyclophosphamide during 2014 totaled approximately $450 million compared to approximately $125 million in the first half of 2015. The decrease in sales growth in both periods was partially offset by higher pharmacy compounding revenues as well as strong U.S. demand for the company’s nutritional therapies in the first half of 2015.

•	In the Surgical Care franchise, sales growth in both periods was driven primarily by strong global demand for the company’s portfolio of anesthetics products as well as increased sales for core surgical sealants and hemostasis products.

•	In the Other franchise, sales growth in both periods was driven primarily by increased international sales from the company’s pharmaceutical partnering business.

Gross Margin and Expense Ratios

	Three months ended			Six months ended
	June 30,			June 30,
(as a percentage of net sales)	2015	2014	Change	2015	2014	Change
Gross margin	49.3%	47.4%	1.9 pts	48.6%	48.2%	0.4 pts
Marketing and administrative expenses	28.2%	23.8%	4.4 pts	27.6%	23.7%	3.9 pts

Gross Margin

The special items identified above had an unfavorable impact of approximately 1.4 and 1.2 percentage points on the gross margin percentage in the second quarter and first half of 2015, respectively. The unfavorable impact was 2.9 and 2.1 percentage points in the second quarter and first half of 2014, respectively. Refer to the Special Items caption above for additional detail.

Offsetting the unfavorable impact of the special items, gross margin was favorably impacted by sales growth for select higher margin products in the BioScience segment as well as foreign currency in the second quarter of 2015. In the first half of 2015, these favorable impacts were more than offset by decreased sales of the high margin product cyclophosphamide within the Medical Products segment, higher manufacturing costs for plasma-derived products, and increased investments to enhance manufacturing operations, quality systems and processes.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of approximately 3.8 and 3.6 percentage points on the marketing and administrative expense ratio in the second quarter and first half of 2015, respectively. The unfavorable impact was 0.9 and 0.7 percentage points in the second quarter and first half of 2014, respectively. Refer to the Special Items caption above for additional detail.

In addition to the unfavorable impact of the special items, the marketing and administrative expenses ratio in both periods increased primarily as a result of increased spending on marketing and promotional programs to support new product launches, certain costs incurred to establish the regional commercial organizations for Baxalta, bad debt expense in emerging markets, and increased pension expense. Partially offsetting the these was the company’s continued focus on controlling discretionary spending.

Research and Development

	Three months ended			Six months ended
	June 30,		Percent change	June 30,		Percent change
(in millions)	2015	2014		2015	2014
Research and development expenses	$388	$322	20%	$688	$631	9%
As a percentage of net sales	10.0%	7.8%		9.0%	7.9%

R&D expenses increased by 20% during the second quarter of 2015 mainly due to the special items identified above. R&D expenses increased by 9% during the first half of 2015 as a result of the company’s continued investment in both the Medical Products and BioScience segments.

Business Optimization Items

The company has implemented certain business optimization initiatives in an effort to streamline its international operations, rationalize its manufacturing facilities, enhance its general and administrative infrastructure and realign certain R&D activities. The company estimates that business optimization activities from 2011 through 2014 have resulted in cumulative savings of approximately $0.37 per diluted share as of June 30, 2015. The company expects additional savings of approximately $0.06 per diluted share as the programs are fully implemented through 2016. In the first half of 2015, the company recorded gross business optimization charges of $32 million primarily related to severance and employee-related costs. The company expects additional savings from the 2015 charges of approximately $0.02 per diluted share as the programs are fully implemented through 2016. The savings from these actions will impact cost of sales, marketing and administrative expenses and R&D expenses, and benefit both the BioScience and Medical Products segments. Refer to Note 6 for additional information regarding the company’s business optimization initiatives.

Net Interest Expense

Net interest expense was $34 million and $64 million in the second quarter and first half of 2015, respectively, and $42 million and $85 million in the second quarter and first half of 2014, respectively. The decrease in both periods was driven by the maturity of $600 million of 4.625% senior unsecured notes in March 2015, increased capitalized interest, and the company’s interest rate swap hedging activities. The decrease in both periods was partially offset by interest expense related to the Baxalta senior notes issued in June 2015, the company’s $1.8 billion U.S. dollar-denominated revolving credit facility, and increased interest expense related to the company’s commercial paper program.

Other (Income) Expense, Net

Other (income) expense, net was $67 million and $141 million of income in the second quarter and first half of 2015, respectively. Other (income) expense, net was $15 million of expense and $9 million of income in the second quarter and first half of 2014, respectively.

In the second quarter and first half of 2015, other (income) expense, net included $52 million of income related to a litigation settlement in which Baxter was the beneficiary as well as $25 million of income related to equity method investments and sales of available-for-sale equity securities. Also included was expense of $12 million in the second quarter of 2015 and income of $77 million in the first half of 2015 related to foreign currency fluctuations, principally relating to intercompany receivables, payables and monetary assets denominated in a foreign currency.

In the second quarter of 2014, other (income) expense, net included a $44 million loss related to an increase in the estimated fair value of contingent payment liabilities for certain milestones associated with the prior acquisition of OBIZUR and related assets from Inspiration BioPharmaceuticals, Inc. and Ipsen Pharma S.A.S., partially offset by a $14 million gain on a third-party recovery of previous litigation reserves. The first half of 2014 also included income of $44 million related to equity method investments, which primarily represented gains from the sale of certain investments as well as distributions from funds that sold portfolio companies.

Pre-Tax Income from Continuing Operations

Refer to Note 13 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

BioScience

Pre-tax income from continuing operations decreased 11% and 10% in the second quarter and first half of 2015, respectively. Pre-tax income from continuing operations in the second quarter and first half of 2015 included R&D charges of $87 million related to certain milestone payments associated with the company’s collaboration arrangements. Pre-tax income in both periods of 2014 included R&D charges of $35 million and $60 million, respectively, related to certain milestone payments associated with the company’s collaboration arrangements. Additionally, a net loss of $44 million was recorded in the second quarter of 2014 due to an increase in the estimated fair value of contingent payment liabilities for certain milestones associated with the prior acquisition of OBIZUR and related assets.

Excluding the impact of the above items, pre-tax income from continuing operations decreased 8% and 11% in the second quarter and first half of 2015, respectively. Pre-tax income from continuing operations in both periods decreased as a result of increased spending on marketing and promotional programs to support new product launches, higher manufacturing costs for plasma-derived products, and additional R&D investments.

Medical Products

Pre-tax income from continuing operations increased 4% in the second quarter of 2015 and decreased 9% in the first half of 2015. Pre-tax income from continuing operations in both periods of 2015 included Gambro integration costs of $20 million and $38 million, respectively. Pre-tax income from continuing operations in both periods of 2014 included Gambro integration costs of $29 million and $63 million, respectively. Additionally, total charges of $93 million were recorded in the second quarter of 2014 primarily related to product remediation efforts for the SIGMA SPECTRUM infusion pump.

Excluding the impact of the above items, pre-tax income from continuing operations decreased 22% in both the second quarter and first half of 2015. Pre-tax income from continuing operations in both periods decreased as a result of decreased sales of the high margin product cyclophosphamide, increased investments to enhance manufacturing operations, quality systems and processes, and additional R&D investments.

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

Income Taxes

The company’s effective income tax rate for continuing operations was 28.2% and 22.3% in the three months ended June 30, 2015 and 2014, respectively, and 24.2% and 22.3% in the six months ended June 30, 2015 and 2014, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate increased during the three and six months ended June 30, 2015 compared to the prior year periods primarily as a result of a valuation allowance increase related to a foreign affiliate as well as certain tax audit developments, including tax costs associated with internal restructurings related to the company’s spin-off of Baxalta.

As a result of the spin-off of Baxalta on July 1, 2015, Baxter is re-evaluating its assertions relating to prior earnings outside the United States that were previously deemed indefinitely reinvested. The company expects to amend certain assertions and, as a consequence, may record a significant tax charge in the third quarter of 2015.

The company anticipates that the effective tax rate for continuing operations for the full-year 2015 will be approximately 21.5%, excluding the impact of audit developments and other special items.

Income from Continuing Operations and Earnings per Diluted Share

Income from continuing operations was $336 million and $468 million for the three months ended June 30, 2015 and 2014, respectively, and $756 million and $975 million for the six months ended June 30, 2015 and 2014, respectively. Income from continuing operations per diluted share was $0.61 and $0.85 for the three months ended June 30, 2015 and 2014, respectively, and $1.38 and $1.78 for the six months ended June 30, 2015 and 2014, respectively. The significant factors and events contributing to the changes are discussed above. Additionally, income from continuing operations per diluted share for the three and six months ended June 30, 2014 was positively impacted by the company’s stock repurchase program, including the repurchase of 2.7 million and 6.4 million shares during such periods. Refer to Note 10 for further information regarding the company’s stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

The company’s cash flows reflect both continuing and discontinued operations.

Cash Flows from Operations

Cash flows from operations decreased during the first half of 2015 as compared to the prior year period, totaling $792 million in 2015 and $1.2 billion in 2014. The decrease was driven by lower net income as well as the factors discussed below.

Accounts Receivable

Cash inflows relating to accounts receivable decreased during the first half of 2015 as compared to the prior year period and days sales outstanding increased from 56.7 days as of June 30, 2014 to 60.6 days as of June 30, 2015. The decrease in cash inflows and corresponding increase in days sales outstanding was driven by longer collection periods in the United States and certain international markets as well as the timing of significant collections in the first quarter of 2014.

Inventories

Cash outflows relating to inventories increased in 2015 as compared to the prior year. The following is a summary of inventories as of June 30, 2015 and December 31, 2014, as well as annualized inventory turns for the first half of 2015 and 2014, by segment.

			Annualized inventory
	Inventories		turns for the six
	June 30,	December 31,	months ended June 30,
(in millions, except inventory turn data)	2015	2014	2015	2014
BioScience	$2,189	$2,050	0.96	1.08
Medical Products	1,653	1,509	3.32	3.76
Total company	$3,842	$3,559	1.98	2.23

The increase in inventories and the associated decrease in inventory turns during the first half of 2015 was driven by plasma protein and recombinant inventory build in the BioScience segment as well as certain inventories across the Medical Products segment to support future growth.

Other

The changes in accounts payable and accrued liabilities were $34 million in the first half of 2015 compared to $261 million in the first half of 2014. The changes were primarily driven by the timing of payments to suppliers as well as higher litigation-related payments in the first half of 2014.

Payments related to the execution of the COLLEAGUE infusion pump and SIGMA SPECTRUM infusion pump recalls as well as the company’s business optimization initiatives decreased from $83 million in the first half of 2014 to $45 million in the first half of 2015. Refer to Note 6 for further information regarding the COLLEAGUE infusion pump and SIGMA SPECTRUM infusion pump recalls as well as the business optimization initiatives.

Changes in other balance sheet items were $168 million and $38 million in the first half of 2015 and 2014, respectively. The change in the first half of 2015 was driven by prepaid expenses as well as the discretionary contribution to the company’s U.S. qualified pension plan.

Cash Flows from Investing Activities

Capital Expenditures

Capital expenditures increased by $177 million in the first half of 2015, from $844 million in 2014 to $1.0 billion in 2015. The company’s capital expenditures in 2015 were driven by additional investments in construction of a state-of-the-art manufacturing facility in Covington, Georgia to support growth of its plasma-based treatments, with commercial production scheduled to begin in 2018. The company also invested in projects to support production of PD and IV solutions as well as expansion plans to meet the growing global demand for dialyzers. Capital expenditures related to the company’s planned spin-off of Baxalta, primarily in the area of information technologies, also contributed to the increase compared to the first half of 2014.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $341 million in the first half of 2015 were driven primarily by the acquisition of SuppreMol GmbH, milestone payments associated with the company’s collaboration arrangements, and other business development activities.

Cash outflows relating to acquisitions and investments of $176 million in the first half of 2014 were driven primarily by the acquisitions of Chatham Therapeutics, LLC and AesRx, LLC, milestone payments associated with one of the company’s collaboration arrangements, and other business development activities.

Divestitures and Other Investing Activities

Cash flows from divestitures and other investing activities were not significant in the first half of 2015. Cash inflows from divestitures and other investing activities included $70 million from the sale of certain investments in the first half of 2014 as well as $32 million of net proceeds from the divestiture of Baxter’s legacy CRRT business.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Cash inflows related to issuances of debt totaled $6.7 billion for the first half of 2015 primarily related to the $5.0 billion of Baxalta senior notes and $1.7 billion of borrowings under the company’s revolving credit facilities. The company repaid $600 million of 4.625% senior unsecured notes that matured in March 2015 as well as the borrowings under the company’s Euro-denominated revolving credit facility. The company also repaid $875 million related to its commercial paper program.

Net cash outflows related to debt and other financing obligations totaled $342 million for the first half of 2014 primarily related to the repayment of the company’s $350 million of 4.0% senior unsecured notes that matured in March 2014 as well as other short-term obligations, offset by the issuance of $150 million of commercial paper in June 2014.

Other Financing Activities

Cash dividend payments totaled $564 million and $531 million in the first half of 2015 and 2014, respectively. The increase in cash dividend payments was primarily due to an increase in the quarterly dividend rate of approximately 6% to $0.52 per share, as announced in May 2014. In May 2015, the Board of Directors declared a quarterly dividend of $0.52 per share, which was paid on July 1, 2015 to shareholders of record as of June 1, 2015.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans decreased by $130 million, from $249 million in the first half of 2014 to $119 million in the first half of 2015, primarily due to decreases in stock option exercises and the weighted-average exercise price of the stock options that were exercised.

The company did not repurchase stock in the first half of 2015 compared to $450 million of repurchases in the first half of 2014. As authorized by the Board of Directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock and $0.5 billion remained available as of June 30, 2015.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

As of June 30, 2015, the company’s U.S. dollar-denominated revolving credit facilities had a maximum capacity of $3.3 billion and were scheduled to mature in December 2015. The company also maintained a Euro-denominated revolving credit facility with a maximum capacity of approximately $339 million as of June 30, 2015, which was set to mature in December 2015. These facilities enabled the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net-debt-to-capital ratio. As of June 30, 2015, the company was in compliance with the financial covenants in these agreements. In the first half of 2015, the company borrowed $1.5 billion which was outstanding as of June 30, 2015, under its $1.8 billion U.S. dollar-denominated revolving credit facility at a weighted average interest rate of 1.37%. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Effective July 1, 2015, the company terminated its $1.5 billion U.S. dollar-denominated revolving credit facility and €300 million Euro-denominated revolving credit facility and entered into credit agreements providing for a senior U.S. dollar-denominated revolving credit facility in an aggregate principal amount of up to $1.5 billion maturing in 2020, as well as a Euro-denominated senior revolving credit facility in an aggregate principal amount of up to €200 million maturing in 2020. The company may, at its option, seek to increase the aggregate commitment under the new U.S. facility by up to an additional $750 million. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio and maximum interest coverage ratio.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $6.7 billion of cash and equivalents as of June 30, 2015, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. Giving effect to the cash expected to be distributed to Baxalta as part of the distribution and the cash utilized in the July 2015 debt tender offers, cash and equivalents as of June 30, 2015 would have been $1.8 billion. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of June 30, 2015, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $327 million, of which $48 million related to Greece. This represents a $36 million decrease from December 31, 2014, primarily as a result of collections in Spain and Italy.

While the economic downturn has not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

The company’s credit ratings at June 30, 2015 were as follows.

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	BBB+	Baa2
Short-term debt	A2	F2	P2
Outlook	Negative	Stable	Stable

In May 2015, Moody’s downgraded Baxter’s senior debt from A3 to Baa2. Fitch also downgraded Baxter’s senior debt from A to BBB+ as well as Baxter’s short-term debt from F1 to F2. The downgrades reflect the impact of the Baxalta spin-off as detailed in Note 1.

CONTRACTUAL OBLIGATIONS

There have been no significant changes to the company’s contractual obligations during the first six months of 2015, except for the issuance of $5.0 billion senior notes, which remain obligations of Baxalta subsequent to the spin-off. The table below summarizes Baxter’s contractual obligations as of June 30, 2015 related to short- and long-term debt and interest expense in the following periods.

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Short- and long-term debt and capital lease obligations, including current maturities	$14,218	$2,171	$3,242	$1,845	$ 6,960
Interest on short- and long-term debt and capital lease obligations [1]	4,712	372	643	533	3,164
Total [2]	$18,930	$2,543	$3,885	$2,378	$10,124

[1]	Interest payments on debt and capital lease obligations are calculated for future periods using interest rates in effect at June 30, 2015. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at June 30, 2015. Refer to Note 7 for additional information regarding the company’s debt instruments and related interest rate agreements outstanding at June 30, 2015.

[2]	Excludes the company’s purchase of approximately $2.7 billion in aggregate principal amount of its 5.900% Notes due September 2016, 6.625% Debentures due February 2028, 6.250% Notes due December 2037, 3.650% Notes due August 2042, 4.500% Notes due June 2043, 3.200% Notes due June 2023, and 2.400% Notes due August 2022 in the settlement of previously announced debt tender offers subsequent to June 30, 2015. Baxter paid approximately $2.9 billion, including accrued and unpaid interest and tender premium, to purchase such notes. Refer to Note 7 for additional information regarding the company’s debt tender offers.

The table below summarizes Baxter’s contractual obligations as of June 30, 2015 related to short- and long-term debt and interest expense in the following periods to give effect to the above mentioned debt tender offers as well as the release of Baxter’s obligations relating to the Baxalta senior notes. The balances below do not reflect the transfer of any capital leases to Baxalta.

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Short- and long-term debt and capital lease obligations, including current maturities	$6,553	$2,171	$2,190	$853	$1,339
Interest on short- and long-term debt and capital lease obligations	1,198	123	215	130	730
Total	$7,751	$2,294	$2,405	$983	$2,069

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2014 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2014 Annual Report. There have been no significant changes in the company’s application of its critical accounting policies during the first six months of 2015.

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

Please see Item 1A of the 2014 Annual Report and Item 1 of Part II of this quarterly report for additional discussion of regulatory matters and how they may impact the company.

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, future regulatory filings and the company’s R&D pipeline, strategic objectives, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risks, the impact of the recent separation of the biopharmaceuticals and medical products businesses, the impact of competition, future sales growth, business development activities, business optimization initiatives, future capital and R&D expenditures, manufacturing expansion, the sufficiency of the company’s facilities and financial flexibility, the adequacy of credit facilities, future debt issuances, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	demand for and market acceptance risks for and competitive pressures related to new and existing products;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	future actions of FDA, EMA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;

•	failures with respect to the company’s compliance programs;

•	future actions of third parties, including third-party payors, as healthcare reform and other similar measures are implemented in the United States and globally;

•	the impact of U.S. healthcare reform and other similar actions undertaken by foreign governments with respect to pricing, reimbursement, taxation and rebate policies;

•	additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies;

•	the company’s ability to identify business development and growth opportunities and to successfully execute on business development strategies;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, governmental collaborations and other business development activities;

•	the availability and pricing of acceptable raw materials and component supply;

•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing or supply difficulties;

•	the company’s ability to achieve the intended results from the recent separation of its biopharmaceuticals and medical products businesses;

•	the ability to protect or enforce the company’s owned or in-licensed patent or other proprietary rights (including trademarks, copyrights, trade secrets and know-how) or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in certain countries in which the company operates;

•	fluctuations in foreign exchange and interest rates;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	breaches or failures of the company’s information technology systems;

•	loss of key employees or inability to identify and recruit new employees;

•	the outcome of pending or future litigation;

•	the adequacy of the company’s cash flows from operations to meet its ongoing cash obligations and fund its investment program; and

•	other factors identified elsewhere in this report on and other filings with the Securities and Exchange Commission, including those factors described in Item 1A of the 2014 Annual Report, all of which are available on the company’s website.

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of June 30, 2015 is 18 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company. As of June 30, 2015, the company’s subsidiary in Venezuela had net assets of $27 million denominated in the Venezuelan Bolivar. In the first half of 2015, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at June 30, 2015, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $16 million would decrease by $53 million, resulting in a net liability.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at June 30, 2015 by replacing the actual exchange rates at June 30, 2015 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2014 Annual Report. There were no significant changes during the quarter ended June 30, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2015. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 and 2014 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2015, and the related condensed consolidated statements of income for the three- and six month periods ended June 30, 2015 and 2014, the condensed consolidated statements of comprehensive income for the three- and six month periods ended June 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the company’s management.

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

August 7, 2015

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 25, 2015, Baxter received a notice of a violation from the Ventura County Air Pollution Control District as a result of it self-reporting certain violations of environmental regulations at its manufacturing facility located in Thousand Oaks, California, to that agency promptly after discovery on October 16, 2014, as required by local regulations. Pursuant to that notice, the company paid penalties in the amount of $103,000 to the agency, which released the company of any further claims or liabilities for such violations.

The information in Part I, Item 1, Note 12 is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Index:

Exhibit Number	Description

2.1*	Separation and Distribution Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

10.1	Employee Matters Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

10.2	Tax Matters Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

10.3	Shareholder’s and Registration Rights Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

15**	Letter Re Unaudited Interim Financial Information

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Baxter International Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
**	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: August 7, 2015	By:	/s/ James K. Saccaro
James K. Saccaro
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)