Form 10-Q
period 2015-09-30
BAXTER INTERNATIONAL INC
filed 2015-11-09
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 30, 2015 was 547,017,700 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended September 30, 2015

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$2,487	$2,709	$7,365	$7,930
Cost of sales	1,453	1,516	4,291	4,556
Gross margin	1,034	1,193	3,074	3,374
Marketing and administrative expenses	794	827	2,361	2,455
Research and development expenses	148	149	442	454
Operating income	92	217	271	465
Net interest expense	34	31	94	116
Other expense (income), net	91	(16)	(46)	(32)
(Loss) Income from continuing operations before income taxes	(33)	202	223	381
Income tax (benefit) expense	(35)	27	13	51
Income from continuing operations	2	175	210	330
(Loss) Income from discontinued operations, net of tax	(1)	293	553	1,214
Net income	$ 1	$ 468	$ 763	$1,544

Income from continuing operations per common share
Basic	$ 0.00	$ 0.32	$ 0.39	$ 0.61

Diluted	$ 0.00	$ 0.32	$ 0.38	$ 0.60

Income from discontinued operations per common share
Basic	$ 0.00	$ 0.54	$ 1.01	$ 2.24

Diluted	$ 0.00	$ 0.54	$ 1.01	$ 2.22

Net income per common share
Basic	$ 0.00	$ 0.86	$ 1.40	$ 2.85

Diluted	$ 0.00	$ 0.86	$ 1.39	$ 2.82

Weighted-average number of common shares outstanding
Basic	546	542	544	542

Diluted	549	547	548	548

Cash dividends declared per common share	$0.115	$ 0.52	$1.155	$ 1.53

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$1	$468	$763	$1,544
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax benefit of ($10) and ($60) for the three months ended September 30, 2015 and 2014, respectively, and ($78) and ($68) for the nine months ended September 30, 2015 and 2014, respectively	(271)	(608)	(985)	(815)
Pension and other employee benefits, net of tax expense of $16 and $45 for the three months ended September 30, 2015 and 2014, respectively, and $150 and $68 for the nine months ended September 30, 2015 and 2014, respectively	31	81	212	132
Hedging activities, net of tax (benefit) expense of ($1) and $12 for the three months ended September, 2015 and 2014, respectively, and $9 and $10 for the nine months ended September 30, 2015 and 2014, respectively	(2)	21	16	15
Available-for-sale securities, net of tax expense (benefit) of $2 and ($1) for the three months ended September 30, 2015 and 2014, respectively, and $6 and ($3) for the nine months ended September 30, 2015 and 2014, respectively	3,418	(3)	3,440	(10)
Total other comprehensive income (loss), net of tax	3,176	(509)	2,683	(678)
Comprehensive income (loss)	$3,177	$(41)	$3,446	$866

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		September 30,	December 31,
		2015	2014
Current assets	Cash and equivalents	$ 1,970	$ 2,925
	Accounts and other current receivables, net	1,772	1,884
	Inventories	1,696	1,577
	Prepaid expenses and other	1,334	667
	Investment in Baxalta common stock	4,156	—
	Current assets held for disposition	210	3,298
	Total current assets	11,138	10,351
Property, plant and equipment, net		4,338	4,434
Other assets	Goodwill	2,720	2,927
	Other intangible assets, net	1,408	1,620
	Other	568	520
	Non-current assets held for disposition	—	6,065
	Total other assets	4,696	11,132
Total assets		$20,172	$25,917

Current liabilities	Short-term debt	$ 1,962	$ 913
	Current maturities of long-term debt and lease obligations	976	785
	Accounts payable and accrued liabilities	3,000	3,018
	Current liabilities held for disposition	43	1,326
	Total current liabilities	5,981	6,042
Long-term debt and lease obligations		3,791	7,331
Other long-term liabilities		2,555	2,711
Non-current liabilities held for disposition		—	1,677
Commitments and contingencies
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2015 and 2014	683	683
	Common stock in treasury, at cost, 136,675,948 shares in 2015 and 141,116,857 shares in 2014	(7,697)	(7,993)
	Additional contributed capital	5,877	5,853
	Retained earnings	9,578	13,227
	Accumulated other comprehensive loss	(617)	(3,650)
	Total Baxter shareholders’ equity	7,824	8,120
	Noncontrolling interests	21	36
	Total equity	7,845	8,156
Total liabilities and equity		$20,172	$25,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Nine months ended
		September 30,
		2015	2014
Cash flows from operations	Net income	$ 763	$1,544
	Adjustments to reconcile income from continuing operations to net cash from operating activities:
	Income from discontinued operations, net of tax	(553)	(1,214)
	Depreciation and amortization	593	592
	Deferred income taxes	63	65
	Stock compensation	96	91
	Business optimization items	102	(17)
	Net periodic pension benefit and OPEB costs	170	169
	Other	(161)	73
	Changes in balance sheet items
	Accounts and other current receivables, net	5	(11)
	Inventories	(205)	(175)
	Accounts payable and accrued liabilities	14	(167)
	Business optimization and infusion pump payments	(61)	(85)
	Other	(193)	(134)
	Cash flows from operations – continuing operations	633	731
	Cash flows from operations – discontinued operations	290	1,341
	Cash flows from operations	923	2,072
Cash flows from investing activities	Capital expenditures	(658)	(624)
	Acquisitions and investments, net of cash acquired	(27)	(40)
	Divestitures and other investing activities	56	91
	Cash flows from investing activities – continuing operations	(629)	(573)
	Cash flows from investing activities – discontinued operations	(946)	(972)
	Cash flows from investing activities	(1,575)	(1,545)
Cash flows from financing activities	Issuances of debt	6,868	41
	Payments of obligations	(3,713)	(526)
	(Decrease) Increase in debt with original maturities of three months or less, net	(450)	350
	Transfer of cash and equivalents to Baxalta	(2,122)	—
	Cash dividends on common stock	(847)	(813)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	174	320
	Purchases of treasury stock	—	(500)
	Other	(39)	1
	Cash flows from financing activities	(129)	(1,127)
Effect of foreign exchange rate changes on cash and equivalents		(174)	(55)
Decrease in cash and equivalents		(955)	(655)
Cash and equivalents at beginning of period		2,925	2,733
Cash and equivalents at end of period		$1,970	$2,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statement of Changes in Equity (unaudited)

(in millions)

	As of and for the nine months ended September 30, 2015
	Shares	Amount
Common stock
Balance, beginning of year and end of period	683	$ 683
Common stock in treasury
Beginning of year	141	(7,993)
Purchases of common stock	—	—
Stock issued under employee benefit plans and other	(4)	296
End of period	137	(7,697)
Additional contributed capital
Beginning of year		5,853
Stock issued under employee benefit plans and other		24
End of period		5,877
Retained earnings
Beginning of year		13,227
Net income		763
Dividends declared on common stock		(632)
Stock issued under employee benefit plans		(69)
Distribution of Baxalta		(3,711)
End of period		9,578
Accumulated other comprehensive loss
Beginning of year		(3,650)
Other comprehensive income		2,683
Distribution of Baxalta		350
End of period		(617)
Total Baxter shareholders’ equity		$7,824

Noncontrolling interests
Beginning of year		$ 36
Change in noncontrolling interests		(15)
End of period		21
Total equity		$7,845

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

Separation of Baxalta Incorporated

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of its biopharmaceuticals business, Baxalta Incorporated (Baxalta), to Baxter shareholders (the Distribution). The Distribution was made to Baxter’s shareholders of record as of the close of business on June 17, 2015 (Record Date), who received one share of Baxalta common stock for each Baxter common share held as of the Record Date. The Distribution was intended to take the form of a tax-free distribution for federal income tax purposes in the United States. As a result of the Distribution, Baxalta is now an independent public company trading under the symbol “BXLT” on the New York Stock Exchange. Baxter is accounting for its investment in Baxalta common stock as an available-for-sale equity security with a fair value of approximately $4.2 billion as of September 30, 2015.

As a result of the separation, the condensed consolidated statements of income, condensed consolidated balance sheets, condensed consolidated statements of cash flow, and related financial information reflect Baxalta’s operations, assets and liabilities, and cash flows as discontinued operations for all periods presented.

Refer to Note 2 for additional information regarding the separation of Baxalta.

Change in Segments

Prior to 2015, the company’s biosurgery products and services were reported in the BioScience segment. In preparation of the planned separation of Baxalta, the company realigned its biosurgery products and services to the Medical Products segment effective January 1, 2015. As a result of the separation of Baxalta, Baxter has further realigned its organizational structure under two reportable segments, Renal and Hospital Products. The operations of Baxter’s former BioScience segment are presented as discontinued operations.

Refer to Note 14 for additional information regarding the company’s segments.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU No. 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In August 2015, the FASB approved a one-year deferral of the original effective date of January 1, 2017; therefore, ASU No. 2014-09 will be effective for the company beginning on January 1, 2018. Early adoption is permitted as of the original effective date. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

2. SEPARATION OF BAXALTA INCORPORATED

Following is a summary of the assets and liabilities distributed as part of the separation on July 1, 2015.

(in millions)
Assets
Cash and equivalents	$ 2,122
Accounts and other current receivables, net	600
Inventories	2,023
Other current assets	335
Property, plant and equipment, net	4,587
Goodwill	1,026
Other intangible assets, net	614
Other long-term assets	518
Total assets	$11,825

Liabilities
Accounts payable and accrued liabilities	$ 1,183
Long-term debt and lease obligations	5,253
Other long-term liabilities	1,309
Total liabilities	$ 7,745
Net assets distributed	$ 4,080

In addition, approximately $350 million of accumulated other comprehensive losses, net of tax were distributed to Baxalta. Baxter also retained an investment in Baxalta with a cost basis of $719 million.

Following is a summary of the operating results of Baxalta, which have been reflected as discontinued operations for the three and nine months ended September 30, 2015 and 2014. The assets and liabilities of Baxalta have been classified as held for disposition as of September 30, 2015 and December 31, 2014.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Major classes of line items constituting income from discontinued operations before income taxes
Net sales	$63	$1,542	$2,853	$4,536
Cost of sales	(63)	(623)	(1,172)	(1,796)
Marketing and administrative expenses	(1)	(320)	(547)	(666)
Research and development expenses	—	(215)	(393)	(492)
Other income and expense items that are not major	—	23	7	15
Total (loss) income from discontinued operations before income taxes	(1)	407	748	1,597
Income tax expense	—	114	195	383
Total (loss) income from discontinued operations	$(1)	$ 293	$ 553	$1,214

(in millions)	September 30, 2015	December 31, 2014
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts and other current receivables, net	$ —	$ 718
Inventories	—	1,917
Property, plant, and equipment, net	—	4,263
Goodwill	—	947
Other intangible assets, net	—	460
Other classes of assets that are not major	—	726
Total major classes of assets of discontinued operations	—	9,031
Other assets included in the disposal group classified as held for disposition	210	332
Total assets of the disposal group	$ 210	$9,363

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$ —	$1,287
Other long-term liabilities	—	1,402
Other classes of liabilities that are not major	—	276
Total major classes of liabilities of discontinued operations	—	2,965
Other liabilities included in the disposal group classified as held for disposition	43	38
Total liabilities of the disposal group	$ 43	$3,003

Baxter and Baxalta entered into several agreements in connection with the separation, including a transition services agreement (TSA), separation and distribution agreement, manufacturing and supply agreements (MSA), tax matters agreement, an employee matters agreement, a long-term services agreement, and a shareholder’s and registration rights agreement.

Pursuant to the TSA, Baxter and Baxalta and their respective subsidiaries are providing to each other, on an interim, transitional basis, various services. Services being provided by Baxter include, among others, finance, information technology, human resources, quality supply chain, and certain other administrative services. The services generally commenced on the Distribution date and are expected to terminate within 24 months (or 36 months in the case of certain information technology services) of the Distribution date. Billings by Baxter under the TSA are recorded as a reduction of the costs to provide the respective service in the applicable expense category, primarily in marketing and administrative expenses, in the condensed consolidated statements of income. In the third quarter of 2015, the company recognized approximately $30 million as a reduction to marketing and administrative expenses. Pursuant to the MSA, Baxalta or Baxter, as the case may be, manufactures, labels, and packages products for the other party. The terms of the agreements range in initial duration from five to ten years. In the third quarter of 2015, Baxter recognized approximately $15 million in sales to Baxalta. In addition, Baxter recognized $50 million in cost of sales related to purchases from Baxalta pursuant to the MSA. The cash flows associated with these agreements are included in cash flows from operations — continuing operations.

For a portion of Baxalta’s operations, the legal transfer of Baxalta’s assets and liabilities did not occur with the separation of Baxalta on July 1, 2015 due to the time required to transfer marketing authorizations and other regulatory requirements in certain countries. Under the terms of the separation and distribution agreement with Baxter, Baxalta is subject to the risks and entitled to the benefits generated by these operations and assets; therefore, the net economic benefit and any cash collected on Baxalta’s behalf is transferred to Baxalta. In the third quarter of 2015, Baxter received approximately $65 million of cash related to operations in these countries, which is currently recorded as a liability and is included in cash flows from operations — discontinued operations. It is expected that the majority of these operations and assets will be transferred to Baxalta during 2016. In the interim, these assets and liabilities (labeled above as other assets and liabilities included in the disposal group) have been presented as assets and liabilities held for disposition in the condensed consolidated balance sheets. Baxter has recorded a liability of $167 million for its obligation to transfer these net assets to Baxalta.

Following is a summary of the assets and liabilities of the countries with deferred legal transfers as of September 30, 2015 and December 31, 2014.

	September 30,	December 31,
(in millions)	2015	2014
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts and other current receivables, net	$203	$201
Inventories	—	65
Property, plant, and equipment, net	1	1
Other classes of assets that are not major	6	65
Total major classes of other assets included in the disposal group classified as held for disposition	$210	$332

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$ 43	$ 38
Total major classes of other liabilities included in the disposal group classified as held for disposition	$ 43	$ 38

As of September 30, 2015, approximately $250 million is due from Baxalta primarily related to the settlement of intercompany balances which originated prior to the separation.

3. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Interest expense, net of capitalized interest	$38	$36	$109	$131
Interest income	(4)	(5)	(15)	(15)
Net interest expense	$34	$31	$ 94	$116

Inventories

	September 30,	December 31,
(in millions)	2015	2014
Raw materials	$ 380	$ 364
Work in process	153	148
Finished goods	1,163	1,065
Inventories	$1,696	$1,577

Property, plant and equipment, net

	September 30,	December 31,
(in millions)	2015	2014
Property, plant and equipment, at cost	$ 8,964	$ 8,954
Accumulated depreciation	(4,626)	(4,520)
Property, plant and equipment (PP&E), net	$ 4,338	$ 4,434

4. EARNINGS PER SHARE

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

The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Basic shares	546	542	544	542
Effect of dilutive securities	3	5	4	6
Diluted shares	549	547	548	548

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 18 million and 16 million equity awards for the third quarter and the nine months ended September 30, 2015, respectively, and 6 million and 9 million equity awards for the third quarter and the nine months ended September 30, 2014, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 9 and Note 11 for additional information regarding items impacting basic shares, including the company’s stock repurchase program.

5. COLLABORATIONS

In the third quarter of 2015, Baxter paid approximately $14 million to acquire the rights to cefazolin injection in GALAXY Container (2 g/100 mL). Baxter capitalized the purchase price as an intangible asset and is amortizing the asset over the estimated economic life.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	Renal	Hospital Products	Total
Balance as of December 31, 2014	$445	$2,482	$2,927
Currency translation adjustments	(31)	(176)	(207)
Balance as of September 30, 2015	$414	$2,306	$2,720

As a result of the separation of Baxalta, the goodwill associated with Baxter’s former BioScience segment has been eliminated. The remaining goodwill was allocated from the former Medical Products segment to the Renal and Hospital Products segments using a relative fair value approach.

As of September 30, 2015, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
September 30, 2015
Gross other intangible assets	$1,757	$ 395	$ 96	$2,248
Accumulated amortization	(705)	(135)	—	(840)
Other intangible assets, net	$1,052	$ 260	$ 96	$1,408

December 31, 2014
Gross other intangible assets	$1,838	$ 414	$123	$2,375
Accumulated amortization	(636)	(119)	—	(755)
Other intangible assets, net	$1,202	$ 295	$123	$1,620

Intangible asset amortization expense was $40 million and $42 million in the three months ended September 30, 2015 and 2014, respectively, and $120 million and $125 million for the nine months ended September 30, 2015 and 2014, respectively.

The decrease in other intangible assets, net during the first nine months of 2015 was primarily driven by amortization expense and currency translation adjustments (CTA).

7. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion pump charges

In the third quarter of 2015, the company refined its estimates for remediation activities related to the SIGMA SPECTRUM and COLLEAGUE infusion pump recalls and adjusted the reserves by $25 million and $5 million, respectively. The balances as of September 30, 2015 are $55 million and $15 million for the SIGMA SPECTRUM and COLLEAGUE infusion pump recalls, respectively. Refer to the 2014 Annual Report for further information about the company’s infusion pump recall activities.

Business optimization charges

The company records charges from its business optimization initiatives primarily related to costs associated with optimizing the company’s overall cost structure on a global basis, as the company streamlines its international operations, rationalizes its manufacturing facilities, enhances its general and administrative infrastructure and realigns certain R&D activities. Refer to the 2014 Annual Report for further information about these charges.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Cash expenses	$ 74	$ 1	$ 99	$ 14
Non-cash expenses	31	—	35	4
Reserve adjustments	(13)	—	(32)	(35)
Business optimization items	$ 92	$ 1	$102	$(17)

The 2015 charges primarily include severance and employee-related costs, asset impairments, and other manufacturing-related shut down costs. The primary objective of these business optimization initiatives is to ensure that the company is able to operate efficiently and execute on its business strategies after the separation of Baxalta and in the future. The company also recorded adjustments to its previous estimates in both 2015 and 2014.

The business optimization items are recorded as follows in the condensed consolidated statements of income:

•	Three months ended September 30, 2015: $32 million in cost of sales, $52 million in marketing and administrative expenses, and $8 million in R&D expenses

•	Three months ended September 30, 2014: $1 million in R&D expenses

•	Nine months ended September 30, 2015: $28 million in cost of sales, $63 million in marketing and administrative expenses, and $11 million in R&D expenses

•	Nine months ended September 30, 2014: ($12 million) in cost of sales and ($5 million) in marketing and administrative expenses

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserves as of December 31, 2014	$129
Charges	99
Reserve adjustments	(32)
Utilization	(50)
CTA	(10)
Reserves as of September 30, 2015	$136

The reserves are expected to be substantially utilized by the end of 2016. The company believes the remaining reserves to be adequate; however, additional adjustments may be recorded in the future as the programs are completed.

8. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Sold receivables at beginning of period	$106	$ 106	$ 104	$ 114
Proceeds from sales of receivables	81	117	311	357
Cash collections (remitted to the owners of the receivables)	(59)	(119)	(284)	(368)
Effect of currency exchange rate changes	4	(5)	1	(4)
Sold receivables at end of period	$132	$ 99	$ 132	$ 99

The net losses relating to the sales of receivables were immaterial for each period. Refer to the 2014 Annual Report for further information regarding the company’s securitization agreements.

Baxalta debt issuance

In June 2015, the company’s then wholly-owned subsidiary Baxalta issued senior notes with a total aggregate principal amount of $5.0 billion. Approximately $4.0 billion of the related net proceeds were distributed to Baxter in connection with the separation. After the separation, Baxter has no obligations as it relates to the Baxalta senior notes or any other Baxalta indebtedness.

Credit facilities and commercial paper

During the first nine months of 2015, the company borrowed $1.5 billion which is outstanding as of September 30, 2015, under its $1.8 billion U.S. dollar-denominated revolving credit facility at a weighted average interest rate of 1.33%. This facility is scheduled to mature in December 2015. As of December 31, 2014 there were no borrowings under any of the company’s credit facilities.

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

During the first nine months of 2015, the company issued and redeemed commercial paper, of which $425 million was outstanding as of September 30, 2015 with a weighted-average interest rate of 0.46%. There was a balance of $875 million outstanding at December 31, 2014 with a weighted-average interest rate of 0.46%. This commercial paper is classified as short-term debt.

Debt tender offers

On July 6, 2015 and July 21, 2015 the company purchased an aggregate of approximately $2.7 billion in principal amount of its 5.900% Notes due September 2016, 6.625% Debentures due February 2028, 6.250% Notes due December 2037, 3.650% Notes due August 2042, 4.500% Notes due June 2043, 3.200% Notes due June 2023, and 2.400% Notes due August 2022 in the settlement of previously announced debt tender offers. Baxter paid approximately $2.9 billion, including accrued and unpaid interest and tender premium, to purchase such notes. As a result of the debt tender offers, the company recognized a loss on extinguishment of debt in the third quarter of 2015 of $130 million, which is included in other expense (income), net.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of September 30, 2015, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $251 million, of which $21 million related to Greece.

Global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. Governmental actions and customer-specific factors may also require the company to re-evaluate the collectability of its receivables and the company could potentially incur additional credit losses. These conditions may also impact the stability of the Euro.

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

The notional amounts of foreign exchange contracts were $474 million and $917 million as of September 30, 2015 and December 31, 2014, respectively. There were no outstanding interest rate contracts designated as cash flow hedges as of September 30, 2015 and December 31, 2014. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of September 30, 2015 is 12 months.

As a result of the separation, the company transferred pre-tax deferred gains of $42 million related to certain foreign exchange contracts to Baxalta, which had been recorded in AOCI.

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

The total notional amount of interest rate contracts designated as fair value hedges was $1.3 billion and $2.9 billion as of September 30, 2015 and December 31, 2014, respectively. The decrease is due to swaps terminated in conjunction with the debt tender offers.

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

There were no hedge dedesignations in the first nine months of 2015 or 2014 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. The company terminated $1.65 billion of interest rate contracts in connection with the July debt tender offers, which resulted in a $33 million reduction to the debt extinguishment loss. There were no fair value hedges terminated during the first nine months of 2014.

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

The total notional amount of undesignated derivative instruments was $540 million as of September 30, 2015 and $434 million as of December 31, 2014.

Gains and Losses on Derivative Instruments

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the three months ended September 30, 2015 and 2014.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2015	2014		2015	2014
Cash flow hedges
Foreign exchange contracts	$—	$ 1	Net sales	$—	$ —
Foreign exchange contracts	1	30	Cost of sales	5	(3)
Total	$ 1	$31		$ 5	$ (3)

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2015	2014
Fair value hedges
Interest rate contracts	Net interest expense	$(11)	$(17)
Undesignated derivative instruments
Foreign exchange contracts	Other expense (income), net	$ 12	$ 9

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the nine months ended September 30, 2015 and 2014.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2015	2014		2015	2014
Cash flow hedges
Interest rate contracts	$—	$—	Net interest expense	$—	$(1)
Foreign exchange contracts	(1)	1	Net sales	—	1
Foreign exchange contracts	4	24	Cost of sales	45	(1)
Total	$ 3	$25		$45	$(1)

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2015	2014
Fair value hedges
Interest rate contracts	Net interest expense	$(24)	$14
Undesignated derivative instruments
Foreign exchange contracts	Other expense (income), net	$(13)	$ (1)

For the company’s fair value hedges, equal and offsetting gains of $11 million and $24 million were recognized in net interest expense in the third quarter and first nine months of September 30, 2015, respectively, and equal and offsetting gains of $17 million and losses of $14 million were recognized in net interest expense in the third quarter and first nine months of 2014, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the nine months ended September 30, 2015 was not material.

As of September 30, 2015, $2 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2015.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$ 65	Other long-term liabilities	$—
Foreign exchange contracts	Prepaid expenses and other	20	Accounts payable and accrued liabilities	1
Foreign exchange contracts	Other long-term assets	—	Other long-term liabilities	—
Total derivative instruments designated as hedges		$ 85		$ 1

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$ 1
Total derivative instruments		$ 85		$ 2

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2014.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$ 89	Other long-term liabilities	$—
Foreign exchange contracts	Prepaid expenses and other	51	Accounts payable and accrued liabilities	—
Total derivative instruments designated as hedges		$140		$—

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$23
Total derivative instruments		$140		$23

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

	September 30, 2015		December 31, 2014
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$85	$ 2	$140	$23
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(2)	(2)	(22)	(22)
Total	$83	$—	$118	$ 1

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 20	$—	$ 20	$—
Interest rate hedges	65	—	65	—
Available-for-sale equity securities	4,167	11	4,156	—
Total assets	$4,252	$11	$4,241	$—

Liabilities
Foreign currency hedges	$ 2	$—	$ 2	$—
Contingent payments related to acquisitions	41	—	—	41
Total liabilities	$ 43	$—	$ 2	$41

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 51	$—	$ 51	$—
Interest rate hedges	89	—	89	—
Available-for-sale equity securities	35	35	—	—
Total assets	$ 175	$35	$ 140	$—

Liabilities
Foreign currency hedges	$ 23	$—	$ 23	$—
Contingent payments related to acquisitions	51	—	—	51
Total liabilities	$ 74	$—	$ 23	$51

As of September 30, 2015, cash and equivalents of $2.0 billion included money market funds of approximately $409 million, and as of December 31, 2014, cash and equivalents of $2.9 billion included money market funds of approximately $989 million. Money market funds would be considered Level 2 in the fair value hierarchy.

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The investment in Baxalta common stock of $4.2 billion is categorized as a Level 2 security as these securities are currently unregistered. The value of this investment is based on Baxalta’s common stock price as of September 30, 2015, which represents an identical equity instrument registered under the Securities Act of 1933, as amended. The majority of the derivatives entered into by the company are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs are considered observable and vary depending on the type of derivative, and include contractual terms, interest rate yield curves, foreign exchange rates and volatility.

Contingent payments related to acquisitions consist of commercial milestone and sales-based payments, and are valued using discounted cash flow techniques. The fair value of commercial milestone payments reflects management’s expectations of probability of payment, and increases or decreases as the probability of payment or expectation of timing of payments changes. As of September 30, 2015, management’s expected weighted-average probability of payment for commercial milestone payments was approximately 90%. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing of payments changes. Changes in the fair value of contingent payments related to Baxter’s acquisitions, which use significant unobservable inputs (Level 3) in the fair value measurement, were immaterial during the first nine months of 2015.

The following table provides information relating to the company’s investments in available-for-sale equity securities.

(in millions)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2015	$731	$3,438	$ 2	$4,167
December 31, 2014	$ 20	$ 15	$—	$ 35

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value in the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the approximate fair values as of September 30, 2015 and December 31, 2014.

	Book values		Approximate fair values
(in millions)	2015	2014	2015	2014
Assets
Investments	$ 28	$ 23	$ 28	$ 21

Liabilities
Short-term debt	$1,962	$ 913	$1,962	$ 913
Current maturities of long-term debt and lease obligations	976	785	989	790
Long-term debt and lease obligations	3,791	7,331	3,986	7,917
Long-term litigation liabilities	29	32	28	31

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of September 30, 2015 and December 31, 2014.

		Basis of fair value measurement
(in millions)	Fair value as of September 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$ 28	$—	$ 10	$18
Total assets	$ 28	$—	$ 10	$18

Liabilities
Short-term debt	$1,962	$—	$1,962	$—
Current maturities of long-term debt and lease obligations	989	—	989	—
Long-term debt and lease obligations	3,986	—	3,986	—
Long-term litigation liabilities	28	—	—	28
Total liabilities	$6,965	$—	$6,937	$28

		Basis of fair value measurement
(in millions)	Fair value as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$ 21	$—	$ 8	$13
Total assets	$ 21	$—	$ 8	$13

Liabilities
Short-term debt	$ 913	$—	$ 913	$—
Current maturities of long-term debt and lease obligations	790	—	790	—
Long-term debt and lease obligations	7,917	—	7,917	—
Long-term litigation liabilities	31	—	—	31
Total liabilities	$9,651	$—	$9,620	$31

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

In the first nine months 2015 and 2014, the company recorded $38 million and $19 million, respectively, of income in other expense (income), net related to sales of available-for-sale equity securities and equity method investments, which primarily represented gains from the sale of certain investments as well as distributions from funds that sold portfolio companies.

9. STOCK COMPENSATION

Stock compensation expense totaled $30 million and $35 million for the three months ended September 30, 2015 and 2014, respectively, and $96 million and $91 million for the nine months ended September 30, 2015 and 2014, respectively.

In March 2015, the company awarded its annual stock compensation grants, which consisted of 8.8 million stock options and 1.3 million RSUs.

On July 1, 2015, in connection with the separation of Baxalta, the company adjusted its outstanding equity awards in accordance with the terms of the employee matters agreement. For purposes of the vesting of these equity awards, continued employment or service with Baxter or with Baxalta is treated as continued employment for purposes of both Baxter’s and Baxalta’s equity awards. The adjustments are summarized as follows.

•	Stock options, RSUs, and PSUs granted prior to January 1, 2015 were generally converted into the same number of Baxter stock options (with an adjusted exercise price), RSUs, and PSUs as well as an equal number of Baxalta stock options, RSUs, and PSUs. The underlying performance conditions for the PSUs are consistent with Baxter’s original performance targets and future measurement periods and future performance targets will be established to reflect each company’s standalone business.

•	Stock options and RSUs granted after January 1, 2015 were generally converted into (i) for continuing Baxter employees, Baxter stock options (with an adjusted exercise price) and RSUs and (ii) for continuing Baxalta employees, Baxalta stock options and RSUs.

As no incremental fair value was awarded as a result of the above adjustments, the modifications did not result in significant incremental compensation expense.

Baxter International Inc. 2015 Incentive Plan

In May 2015, shareholders approved the Baxter International Inc. 2015 Incentive Plan which provides for 35 million additional shares of common stock available for issuance with respect to awards for eligible participants.

10. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Pension benefits
Service cost	$27	$24	$ 75	$ 73
Interest cost	50	58	149	170
Expected return on plan assets	(66)	(64)	(192)	(190)
Amortization of net losses and other deferred amounts	44	32	130	93
Net periodic pension benefit cost	$55	$50	$162	$146

OPEB
Service cost	$ 1	$ 1	$ 2	$ 3
Interest cost	3	6	13	20
Amortization of net loss and prior service credit	(4)	(1)	(7)	—
Net periodic OPEB cost	$—	$ 6	$ 8	$ 23

In the second quarter of 2015, in connection with the transfer of liabilities and assets from a combined Baxter pension or OPEB plan to a newly created Baxalta pension or OPEB plan, the company remeasured pension and OPEB liabilities and assets for several of its plans. The remeasurement resulted in a reduction to Baxter pension and OPEB obligations of $220 million, with an offset to AOCI. The significant weighted-average assumptions used at the measurement date were as follows.

	Pension benefits	OPEB
Discount rate
U.S. plans	4.00%	3.75%
International plans	1.45%	n/a
Expected return on plan assets
U.S. plans	7.25%	n/a
International plans	5.89%	n/a
Rate of compensation increase
U.S. plans	3.80%	n/a
International plans	3.23%	n/a
Annual rate of increase in the per-capita cost	n/a	6.00%
Rate decreased to	n/a	5.00%
by the year ended	n/a	2019

The company also adjusted its assumptions for future company actions related to postemployment medical benefits for retirees who are age 65 and older and receive a subsidy to be utilized on a medical insurance exchange.

11. SHAREHOLDERS’ EQUITY

Stock repurchases

In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. During the first nine months of 2015, the company did not repurchase any shares and has $0.5 billion remaining available under the authorization as of September 30, 2015.

Accumulated other comprehensive income

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale securities. The following is a net-of-tax summary of the changes in AOCI by component for the nine months ended September 30, 2015 and 2014.

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale securities	Total
Gains (losses)
Balance as of December 31, 2014	$(2,323)	$(1,427)	$34	$ 66	$(3,650)
Other comprehensive income before reclassifications	(985)	118	55	3,446	2,634
Amounts reclassified from AOCI (a)	—	94	(39)	(6)	49
Net other comprehensive (loss) income	(985)	212	16	3,440	2,683
Distribution of Baxalta	226	198	(42)	(32)	350
Balance as of September 30, 2015	$(3,082)	$(1,017)	$ 8	$3,474	$ (617)

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale- securities	Total
Gains (losses)
Balance as of December 31, 2013	$(991)	$(1,027)	$10	$32	$(1,976)
Other comprehensive income before reclassifications	(815)	60	14	(11)	(752)
Amounts reclassified from AOCI (a)	—	72	1	1	74
Net other comprehensive (loss) income	(815)	132	15	(10)	(678)
Balance as of September 30, 2014	$(1,806)	$ (895)	$25	$22	$(2,654)

(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three and nine months ended September 30, 2015 and 2014.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2015		Nine months ended September 30, 2015		Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other	$(40	)(b)	$(139	)(b)
	(40)		(139)		Total before tax
	13		45		Tax benefit
	$(27)		$ (94)		Net of tax

Gains on hedging activities
Foreign exchange contracts	$ 5		$ 60		Cost of sales
	5		60		Total before tax
	(1)		(21)		Tax expense
	$ 4		$ 39		Net of tax

Available-for-sale securities
Gain on sale of equity securities	$ 7		$ 22		Other expense (income), net
Other-than-temporary impairment of equity securities	—		(9)		Other expense (income), net
	7		13		Total before tax
	(3)		(7)		Tax expense
	$ 4		$ 6		Net of tax

Total reclassification for the period	$(19)		$ (49)		Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2014		Nine months ended September 30, 2014		Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other	$(36	)(b)	$(108	)(b)
	(36)		(108)		Total before tax
	13		36		Tax benefit
	$(23)		$ (72)		Net of tax

Gains (losses) on hedging activities
Interest rate contracts	$ —		$ (1)		Net interest expense
Foreign exchange contracts	—		1		Net sales
Foreign exchange contracts	(3)		(1)		Cost of sales
	(3)		(1)		Total before tax
	1		—		Tax expense
	$ (2)		$ (1)		Net of tax

Available-for-sale-securities
Gains (losses) on sale of equity securities	$ (1)		$ 1		Other expense (income), net
Other-than-temporary impairment of equity securities	(2)		(2)		Other expense (income), net
	(3)		(1)		Total before tax
	1		—		Tax benefit
	(2)		$ (1)		Net of tax

Total reclassification for the period	$(27)		$ (74)		Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 10.

Refer to Note 8 for additional information regarding hedging activity and Note 10 for additional information regarding the amortization of pension and other employee benefits items.

12. INCOME TAXES

Effective tax rate

The company’s effective income tax rate for continuing operations was 106.1% and 13.4% in the three months ended September 30, 2015 and 2014, respectively, and 5.8% and 13.4% in the nine months ended September 30, 2015 and 2014, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations increased during the three months ended September 30, 2015 compared to the prior year period primarily as a result of charges related to the separation of Baxalta, such as premium costs associated with the company’s debt tender offers, which received tax benefits at rates significantly higher than the rate of tax without such charges. The resulting tax benefits were greater than the resulting pre-tax loss from continuing operations for the period. The company’s nine month pre-tax results in both the current and prior periods were positive such that the same factors resulted in a decrease to the effective income tax rate during the nine months ended September 30, 2015 compared to the prior period.

13. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is recorded. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2015, the company’s total recorded reserves with respect to legal matters were $71 million and the total related receivables were $37 million.

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

General litigation

Baxter was a defendant in a number of suits alleging that certain of the company’s current and former executive officers and its board of directors failed to adequately oversee the operations of the company and issued materially false and misleading statements regarding the company’s plasma-based therapies business, the company’s remediation of its COLLEAGUE infusion pumps, its heparin product, and other quality matters. A consolidated derivative suit filed in the U.S.D.C. for the Northern District of Illinois was settled with the plaintiffs in February 2015, and as a result the two other derivative actions previously filed in state courts, one in Lake County, Illinois and one in the Delaware Chancery Court, were dismissed. The company also has agreed to settle within its insurance limits a consolidated alleged class action pending in the U.S.D.C. for the Northern District of Illinois against the company and certain of its executive officers. The court provided preliminary approval of the settlement, and the company is in the process of favorably resolving all claims and related, consolidated cases.

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

14. SEGMENT INFORMATION

Prior to 2015, the company’s biosurgery products and services were reported in the BioScience segment. In preparation of the planned separation of Baxalta, the company realigned its biosurgery products and services to the Medical Products segment. As a result of the separation of Baxalta, Baxter has further realigned its organizational structure under two reportable segments, Renal and Hospital Products. The operations of Baxter’s former BioScience segment are presented as discontinued operations.

Baxter’s two segments are strategic businesses that are managed separately because each business develops, manufactures and markets distinct products and services. The segments and a description of their products and services are as follows:

The Renal business provides products and services to treat end-stage renal disease, or irreversible kidney failure, along with other renal therapies. The Renal business offers a comprehensive portfolio to meet the needs of patients across the treatment continuum, including technologies and therapies for peritoneal dialysis, in-center hemodialysis (HD), home HD, continuous renal replacement therapy and additional dialysis services.

The Hospital Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, inhalation anesthetics, and biosurgery products. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies.

All prior periods presented have been recast to conform to the new presentation and a change in the company’s measure of segment profit or loss to Segment EBITDA as discussed below.

In connection with the segment change, the company uses income from continuing operations before net interest expense, income tax expense, depreciation and amortization expense (Segment EBITDA), on a segment basis to make resource allocation decisions and assess the ongoing performance of the company’s business segments. Intersegment sales are eliminated in consolidation.

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, nonstrategic investments and related income and expense, certain employee benefit plan costs as well as certain nonrecurring gains, losses, and other charges (such as business optimization, integration and separation-related costs, and asset impairment). Financial information for the company’s segments is as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net sales
Renal	$ 943	$1,055	$2,805	$3,090
Hospital Products	1,544	1,654	4,560	4,840
Total net sales	$2,487	$2,709	$7,365	$7,930

EBITDA
Renal	$ 182	$176	$ 422	$ 482
Hospital Products	515	594	1,462	1,694
Total segment EBITDA	$ 697	$770	$1,884	$2,176

			September 30,	December 31,
(in millions)			2015	2014
Total assets
Renal			$ 4,346	$ 4,927
Hospital Products			8,194	8,238
Other			7,422	3,389
Assets held for distribution			210	9,363
Total assets			$20,172	$25,917

The following is a reconciliation of segment EBITDA to income from continuing operations before income taxes per the condensed consolidated statements of income.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Total segment EBITDA	$ 697	$ 770	$1,884	$2,176
Reconciling items
Depreciation and amortization	(216)	(207)	(593)	(592)
Stock compensation	(30)	(35)	(96)	(91)
Net interest expense	(34)	(31)	(94)	(116)
Business optimization items	(92)	(1)	(102)	17
Certain foreign currency fluctuations and hedging activities	44	9	118	34
Other Corporate items	(402)	(303)	(894)	(1,047)
(Loss) Income from continuing operations before income taxes	$ (33)	$ 202	$223	$381

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and nine months ended September 30, 2015.

Separation of Baxalta Incorporated

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of its biopharmaceuticals business, Baxalta Incorporated (Baxalta), to Baxter shareholders (the Distribution). As a result of the separation, the operating results of Baxalta have been reflected as discontinued operations for the three and nine months ended September 30, 2015 and 2014. Refer to Note 2 for additional information regarding the separation of Baxalta. Unless otherwise stated, financial results herein reflect continuing operations.

Change in Segments

Prior to 2015, the company’s biosurgery products and services were reported in the BioScience segment. In preparation of the planned separation of Baxalta, the company realigned its biosurgery products and services to the Medical Products segment effective January 1, 2015. As a result of the separation of Baxalta, Baxter has further realigned its organizational structure under two reportable segments, Renal and Hospital Products. The operations of Baxter’s former BioScience segment are presented as discontinued operations. Refer to Note 14 for additional information regarding the company’s segments.

RESULTS OF OPERATIONS

Baxter’s income from continuing operations for the three and nine months ended September 30, 2015 totaled $2 million, or $0.00 per diluted share, and $210 million, or $0.38 per diluted share, compared to $175 million, or $0.32 per diluted share, and $330 million, or $0.60 per diluted share for the three and nine months ended September 30, 2014. Income from continuing operations for the three and nine months ended September 30, 2015 included special items which reduced income from continuing operations by $223 million and $309 million, respectively, or $0.41 and $0.57 per diluted share, respectively, as further discussed below. Income from continuing operations for the three and nine months ended September 30, 2014 included special items which reduced income from continuing operations by $66 million and $217 million, respectively, or $0.12 and $0.40 per diluted share, as further discussed below.

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Gross Margin
Intangible asset amortization expense	$ (40)	$ (42)	$ (120)	$ (125)
Business optimization items [1]	(32)	—	(28)	12
Separation-related costs [2]	(1)	—	(1)	—
Product-related items [3]	18	—	18	(89)
Total Special Items	$ (55)	$ (42)	$ (131)	$ (202)

Impact on Gross Margin Ratio	(2.2 pts )	(1.6 pts )	(1.8 pts )	(2.6 pts )
Marketing and Administrative Expenses
Gambro integration items [4]	$ 12	$ 39	$ 50	$ 83
Branded Prescription Drug Fee [5]	—	3	—	3
Business optimization items [1]	52	—	63	(5)
Separation-related costs [2]	60	—	88	—
Product-related items [3]	—	—	—	4
Total Special Items	$ 124	$ 42	$ 201	$ 85

Impact on Marketing and Administrative Expense Ratio	5.0 pts	1.5 pts	2.8 pts	1.1 pts
Research and Development Expenses
Business optimization items [1]	$ 8	$ 1	$ 11	$ —
Total Special Items	$ 8	$ 1	$ 11	$ —

Other Expense (Income), Net
Reserve items and adjustments [6]	$ —	$ —	$ (52)	$ (14)
Loss on debt extinguishment [7]	130	—	130	—
Gambro integration items [4]	—	—	—	19
Total Special Items	$ 130	$ —	$ 78	$ 5

Income Tax Expense
Impact of special items	$ (94)	$ (19)	$ (112)	$ (75)
Total Special Items	$ (94)	$ (19)	$ (112)	$ (75)

Impact on Effective Tax Rate	(85.3 pts )	2.6 pts	13.6 pts	5.3 pts

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

[1]	The company’s results in the third quarter and first nine months of 2015 included net business optimization charges of $92 million and $102 million, respectively. The company’s results in the third quarter and first nine months of 2014 included business optimization charges of $1 million and a net benefit of $17 million, respectively.

[2]	The company’s results in the third quarter and first nine months of 2015 included separation-related costs of $61 million and $89 million, respectively.

[3]	The company’s results in the third quarter and first nine months of 2015 included a net benefit of $18 million primarily related to adjustments to the COLLEAGUE and SIGMA SPECTRUM infusion pump reserves. The company’s results in the first nine months of 2014 included total charges of $93 million primarily related to product remediation efforts for the SIGMA SPECTRUM infusion pump.

[4]	The company’s results in the third quarter and first nine months of 2015 included total charges of $12 million and $50 million, respectively, primarily related to the integration of Gambro AB (Gambro). The company’s results in the third quarter and first nine months of 2014 included total charges of $39 million and $102 million, respectively, primarily related to the integration of Gambro, including a loss on the divestiture of Baxter’s legacy Continuous Renal Replacement Therapy (CRRT) business in the first nine months of 2014.

[5]	The company’s results in the third quarter and first nine months of 2014 included a charge of $3 million to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter of 2014 by the Internal Revenue Service.

[6]	The company’s results in the first nine months of 2015 included income, net of expenses, of $52 million related to a litigation settlement in which Baxter was the beneficiary. The company’s results in the first nine months of 2014 included income of $14 million related to third-party recoveries and reversals of prior litigation reserves.

[7]	The company’s results in the third quarter and first nine months of 2015 included a loss of $130 million related to the July 2015 debt tender offers.

NET SALES

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
(in millions)	2015	2014	At actual currency rates	At constant currency rates	2015	2014	At actual currency rates	At constant currency rates
Renal	$ 943	$1,055	(11%)	1%	$2,805	$3,090	(9%)	2%
Hospital Products	1,544	1,654	(7%)	2%	4,560	4,840	(6%)	1%
Total net sales	$2,487	$2,709	(8%)	2%	$7,365	$7,930	(7%)	1%

	Three months ended				Nine months ended
	September 30,		Percent change		September 30,		Percent change
(in millions)	2015	2014	At actual currency rates	At constant currency rates	2015	2014	At actual currency rates	At constant currency rates
International	$1,482	$1,692	(12%)	3%	$4,427	$4,979	(11%)	3%
United States	1,005	1,017	(1%)	(1%)	2,938	2,951	0%	0%
Total net sales	$2,487	$2,709	(8%)	2%	$7,365	$7,930	(7%)	1%

Foreign currency unfavorably impacted net sales by 10 percentage points and eight percentage points during the third quarter and first nine months of 2015, respectively, primarily due to the strengthening of the U.S. Dollar relative to the Euro as well as certain other currencies.

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

Franchise Net Sales Reporting

Effective January 1, 2015, Baxter modified its commercial franchise structure for reporting net sales. Prior period net sales have been recast to reflect the new commercial franchise structure.

As a result of the segment realignment, the Renal segment is presented as a separate commercial franchise and includes sales of the company’s peritoneal dialysis (PD), hemodialysis (HD) and continuous renal replacement therapies.

The Hospital Products segment includes four commercial franchises: Fluid Systems, Integrated Pharmacy Solutions, Surgical Care and Other.

•	Fluid Systems includes sales of the company’s intravenous (IV) therapies, infusion pumps and administration sets.

•	Integrated Pharmacy Solutions includes sales of the company’s premixed and oncology drug platforms, nutrition products and pharmacy compounding services.

•	Surgical Care includes sales of the company’s inhaled anesthesia products as well as biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention. Sales of the company’s biosurgery products and services, previously reported as a separate commercial franchise in Baxter’s former BioScience segment, have been realigned to the Hospital Products segment.

•	Other includes sales primarily from the company’s pharmaceutical partnering business.

The following is a summary of net sales by commercial franchise.

	Three months ended				Nine months ended
	September 30,		Percent change		September 30,		Percent change
(in millions)	2015	2014	At actual currency rates	At constant currency rates	2015	2014	At actual currency rates	At constant currency rates
Total Renal net sales	$943	$1,055	(11%)	1%	$2,805	$3,090	(9%)	2%

Fluid Systems	$526	$544	(3%)	5%	$1,537	$1,582	(3%)	4%
Integrated Pharmacy Solutions	590	640	(8%)	1%	1,702	1,887	(10%)	(2%)
Surgical Care	322	339	(5%)	2%	977	1,007	(3%)	4%
Other	106	131	(19%)	(12%)	344	364	(5%)	1%
Total Hospital Products net sales	$1,544	$1,654	(7%)	2%	$4,560	$4,840	(6%)	1%

Net sales in the Renal segment decreased 11% and 9% during the third quarter and first nine months of 2015, respectively (with an unfavorable foreign currency impact of 12 percentage points and 11 percentage points in the third quarter and first nine months of 2015, respectively). Net sales in the Hospital Products segment decreased 7% and 6% during the third quarter and first nine months of 2015, respectively (with an unfavorable foreign currency impact of nine percentage points and seven percentage points in the third quarter and first nine months of 2015, respectively). Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•	In the Renal segment, sales growth in both periods was driven by an increased number of PD patients primarily in emerging markets. Globally, the company’s PD therapies contributed approximately three percentage points to sales growth during the first nine months of 2015. Also contributing to the sales growth in both periods was strong international sales in the acute business. The sales growth in both periods was partially offset by lower sales in the chronic HD business as a result of increased austerity measures in Western Europe, the selective loss of certain lower margin sales for the company’s in-center HD products, and a particularly competitive environment for dialyzers.

•	In the Fluid Systems franchise, sales growth in both periods was driven by increased global sales of infusion systems products, including the re-launch of the SIGMA SPECTRUM infusion pump in the United States during the second quarter of 2015. Globally, the company’s infusion systems products contributed approximately six percentage points to sales growth during the third quarter of 2015. Also contributing to the sales growth in both periods was strong U.S. demand for the company’s IV therapies.

•	In the Integrated Pharmacy Solutions franchise, sales growth in both periods was impacted by decreased sales of cyclophosphamide as the result of a generic competitor entering the U.S. market. Cyclophosphamide sales negatively impacted sales growth by approximately six and eight percentage points during the third quarter and first nine months of 2015, respectively. The company expects additional competition, which is anticipated to continue to substantially impact pricing and demand for Baxter’s product. Annual U.S. sales for cyclophosphamide during 2014 totaled approximately $450 million compared to approximately $205 million in the first nine months of 2015. The negative impact of cyclophosphamide was more than offset in the third quarter of 2015 and partially offset in the first nine months of 2015 by higher pharmacy compounding revenues as well as strong global demand for the company’s nutritional therapies. Both periods also benefitted from a U.S. government order for Protopam.

•	In the Surgical Care franchise, sales growth in both periods was driven primarily by strong global demand for the company’s portfolio of anesthetics products. This sales growth was partially offset by lower sales of select non-core biosurgery products.

•	In the Other franchise, sales declined in the third quarter of 2015 primarily due to one of the company’s pharmaceutical partners assuming its own product production. The Other franchise now includes sales related to the company’s manufacturing and supply agreement with Baxalta.

Gross Margin and Expense Ratios

	Three months ended			Nine months ended
	September 30,			September 30,
(as a percentage of net sales)	2015	2014	Change	2015	2014	Change
Gross margin	41.6%	44.0%	(2.4 pts)	41.7%	42.5%	(0.8 pts)
Marketing and administrative expenses	31.9%	30.5%	1.4 pts	32.1%	31.0%	1.1 pts

Gross Margin

The special items identified above had an unfavorable impact of approximately 2.2 and 1.8 percentage points on the gross margin percentage in the third quarter and first nine months of 2015, respectively. The unfavorable impact was 1.6 and 2.6 percentage points in the third quarter and first nine months of 2014, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, gross margin in both periods was impacted by decreased sales of the high margin product cyclophosphamide within the Hospital Products segment as well as increased investments to enhance manufacturing operations, quality systems and processes. The decrease was partially offset by improved product mix in the Renal segment and a benefit from foreign currency hedging activities.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of approximately 5.0 and 2.8 percentage points on the marketing and administrative expense ratio in the third quarter and first nine months of 2015, respectively. The unfavorable impact was 1.5 and 1.1 percentage points in the third quarter and first nine months of 2014, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the marketing and administrative expenses ratio in both periods decreased primarily as a result of certain costs that are being charged to Baxalta under the transition services agreement as well as the company’s actions taken to reset its cost structure and reduce the expense base. The decrease in both periods was partially offset by bad debt expense in emerging markets.

Research and Development

	Three months ended			Nine months ended
	September 30,		Percent change	September 30,		Percent change
(in millions)	2015	2014		2015	2014
Research and development expenses	$148	$149	(1%)	$442	$454	(3%)
As a percentage of net sales	6.0%	5.5%		6.0%	5.7%

The special items identified above had an unfavorable impact of $8 million and $11 million in the third quarter and first nine months of 2015, respectively. The unfavorable impact was $1 million in the third quarter of 2014. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, R&D expenses decreased slightly during the third quarter and first nine months of 2015 as the company balances increased investments with efforts to optimize its overall R&D expenditures.

Business Optimization Items

The company has implemented certain business optimization initiatives in an effort to streamline its international operations, rationalize its manufacturing facilities, enhance its general and administrative infrastructure and realign certain R&D activities. The company expects future savings of approximately $0.15 per diluted share as the programs are fully implemented through 2016. In the third quarter of 2015, the company recorded gross business optimization charges of $105 million, of which $74 million relates to severance and employee-related costs from the global workforce reduction program. The primary objective of this employee-related business optimization initiative is to ensure that the company is able to operate efficiently and execute on its business strategies after the separation of Baxalta and in the future. The company expects savings from these charges of approximately $0.10 per diluted share as the programs are fully implemented through 2016. The savings from these actions will impact cost of sales, marketing and administrative expenses and R&D expenses, and benefit both the Renal and Hospital Products segments. Refer to Note 7 for additional information regarding the company’s business optimization initiatives.

Net Interest Expense

Net interest expense was $34 million and $94 million in the third quarter and first nine months of 2015, respectively, and $31 million and $116 million in the third quarter and first nine months of 2014, respectively. The increase in the third quarter of 2015 was primarily driven by decreased capitalized interest and decreased income related to the company’s interest rate swap hedging activities. This increase was partially offset by the debt tender offers completed in July 2015 as well as the maturity of $600 million of 4.625% senior unsecured notes in March 2015. The decrease in the first nine months of 2015 was primarily driven by the aforementioned debt tender offers and maturity of the senior unsecured notes. The decrease was partially offset by interest expense related to the company’s $1.8 billion U.S. dollar-denominated revolving credit facility and decreased capitalized interest.

Other Expense (Income), Net

Other expense (income), net was $91 million of expense and $46 million of income in the third quarter and first nine months of 2015, respectively. Other expense (income), net was $16 million and $32 million of income in the third quarter and first nine months of 2014, respectively.

The third quarter and first nine months of 2015 included a $130 million loss on extinguishment of debt. This loss was more than offset in the first nine months of 2015 by $52 million of income related to a litigation settlement in which Baxter was the beneficiary, $38 million of income related to sales of available-for-sale equity securities, and $92 million of income related to foreign currency fluctuations, principally relating to intercompany receivables, payables and monetary assets denominated in a foreign currency.

The third quarter and first nine months of 2014 included income of $13 million and $26 million, respectively, related to foreign currency fluctuations, principally relating to intercompany receivables, payables and monetary assets denominated in a foreign currency. The first nine months of 2014 also included income of $19 million related to equity method investments and $14 million related to third-party recoveries and reversals of prior litigation reserves. This income was partially offset by a $19 million loss on the divestiture of Baxter’s legacy CRRT business.

Segment EBITDA

Refer to Note 14 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

Renal

Segment EBITDA increased 3% in the third quarter of 2015 and decreased 12% in the first nine months of 2015. The increase in the third quarter of 2015 was primarily driven by improved product mix. The decrease in the first nine months of 2015 was primarily driven by increased investments to enhance manufacturing operations, quality systems and processes as well as bad debt expense in emerging markets.

Hospital Products

Segment EBITDA decreased 13% and 14% in the third quarter and first nine months of 2015, respectively. The decrease was primarily driven by decreased sales of the high margin product cyclophosphamide as well as increased investments to enhance manufacturing operations, quality systems and processes.

Corporate and other

Certain income and expense amounts are not allocated to a segment. These amounts are detailed in the table in Note 14 and primarily include net interest expense, foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, non-strategic investments and related income and expense, certain employee benefit plan costs as well as certain nonrecurring gains and losses and other charges (such as business optimization, integration and separation-related costs and asset impairment).

Income Taxes

The company’s effective income tax rate for continuing operations was 106.1% and 13.4% in the three months ended September 30, 2015 and 2014, respectively, and 5.8% and 13.4% in the nine months ended September 30, 2015 and 2014, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations increased during the three months ended September 30, 2015 compared to the prior year period primarily as a result of charges related to the separation of Baxalta, such as premium costs associated with the company’s debt tender offers, which received tax benefits at rates significantly higher than the rate of tax without such charges. The resulting tax benefits were greater than the resulting pre-tax loss from continuing operations for the period. The company’s nine month pre-tax results in both the current and prior periods were positive such that the same factors resulted in a decrease to the effective income tax rate during the nine months ended September 30, 2015 compared to the prior period.

The company anticipates that the effective tax rate for continuing operations for the full-year 2015 will be approximately 20%, excluding the impact of audit developments and other special items.

Income from Continuing Operations and Earnings per Diluted Share

Income from continuing operations was $2 million and $175 million for the three months ended September 30, 2015 and 2014, respectively, and $210 million and $330 million for the nine months ended September 30, 2015 and 2014, respectively. Income from continuing operations per diluted share was $0.00 and $0.32 for the three months ended September 30, 2015 and 2014, respectively, and $0.38 and $0.60 for the nine months ended September 30, 2015 and 2014, respectively. The significant factors and events contributing to the changes are discussed above. Additionally, income from continuing operations per diluted share for the three and nine months ended September 30, 2014 was positively impacted by the company’s stock repurchase program, including the repurchase of 0.7 million and 7.0 million shares during such periods. Refer to Note 11 for further information regarding the company’s stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations — Continuing Operations

Operating cash flows from continuing operations decreased during the first nine months of 2015 as compared to the prior year period, totaling $633 million in 2015 and $731 million in 2014. The decrease was driven by lower income from continuing operations as well as the factors discussed below.

Accounts Receivable

Cash flows relating to accounts receivable were an inflow of $5 million during the first nine months of 2015 compared to an outflow of $11 million in the prior year period and days sales outstanding remained constant at 60.3 days as of September 30, 2015 and 2014.

Inventories

Cash outflows relating to inventories increased in 2015 as compared to the prior year. The following is a summary of inventories as of September 30, 2015 and December 31, 2014, as well as annualized inventory turns for the third quarter of 2015 and 2014, by segment.

			Annualized inventory
	Inventories		turns for the three
	September 30,	December 31,	months ended September 30,
(in millions, except inventory turn data)	2015	2014	2015	2014
Renal	$ 647	$ 618	3.18	3.16
Hospital Products	1,049	959	3.41	3.39
Total company	$1,696	$1,577	3.32	3.29

The increase in inventories was driven primarily by inventory build in both the Renal and Hospital Products segments to support future growth. Inventory turns remained consistent in 2015 as compared to the prior year.

Other

The changes in accounts payable and accrued liabilities were $14 million in the first nine months of 2015 compared to $167 million in the first nine months of 2014. The changes were primarily driven by the timing of tax payments and payments to suppliers in the first nine months of 2014.

Payments related to the execution of the COLLEAGUE infusion pump and SIGMA SPECTRUM infusion pump recalls as well as the company’s business optimization initiatives decreased from $85 million in the first nine months of 2014 to $61 million in the first nine months of 2015. Refer to Note 7 for further information regarding the COLLEAGUE infusion pump and SIGMA SPECTRUM infusion pump recalls as well as the business optimization initiatives.

Changes in other balance sheet items were $193 million and $134 million in the first nine months of 2015 and 2014, respectively, primarily driven by changes in prepaid expenses and pension plan contributions.

Cash Flows from Investing Activities — Continuing Operations

Capital Expenditures

Capital expenditures increased by $34 million in the first nine months of 2015, from $624 million in 2014 to $658 million in 2015. The company’s capital expenditures in 2015 were driven by additional investments in projects to support production of PD and IV solutions as well as expansion plans to meet the growing global demand for dialyzers.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $27 million in the first nine months of 2015 were driven primarily by the acquisition of the rights to cefazolin injection in GALAXY Container (2 g/100 mL).

Cash outflows relating to acquisitions and investments of $40 million in the first nine months of 2014 were driven primarily by the acquisition of IC Net International Ltd.

Divestitures and Other Investing Activities

Cash inflows from divestitures and other investing activities of $56 million were primarily driven by the sale of certain investments in the first nine months of 2015. Cash inflows from divestitures and other investing activities of $91 million included the sale of certain investments in the first nine months of 2014 as well as net proceeds from the divestiture of Baxter’s legacy CRRT business.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Cash inflows related to issuances of debt totaled $6.9 billion for the first nine months of 2015 primarily related to the Baxalta senior notes and borrowings under the company’s revolving credit facilities.

The company purchased an aggregate of approximately $2.7 billion in principal amount of its notes through two debt tender offers that closed in July 2015. Additionally, the company repaid $600 million of 4.625% senior unsecured notes that matured in March 2015 as well as the borrowings under the company’s Euro-denominated revolving credit facility. The company also had $450 million of net repayments related to its commercial paper program.

Net cash outflows related to debt and other financing obligations totaled $135 million in the first nine months of 2014 primarily related to the repayment of the company’s $350 million of 4.0% senior unsecured notes that matured in March 2014 as well as other short-term obligations, partially offset by the issuance of commercial paper.

Other Financing Activities

In connection with the separation, Baxter transferred $2.1 billion of cash to Baxalta.

Cash dividend payments totaled $847 million and $813 million in the first nine months of 2015 and 2014, respectively. The increase in cash dividend payments was primarily due to an increase in the quarterly dividend rate of approximately 6% to $0.52 per share, as announced in May 2014. In September 2015, the Board of Directors declared a quarterly dividend of $0.115 per share, which was paid on October 1, 2015 to shareholders of record as of September 4, 2015.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans decreased by $146 million, from $320 million in the first nine months of 2014 to $174 million in the first nine months of 2015, primarily due to decreases in stock option exercises and the weighted-average exercise price of the stock options that were exercised.

The company did not repurchase stock in the first nine months of 2015 compared to $500 million of repurchases in the first nine months of 2014. As authorized by the Board of Directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock and $0.5 billion remained available as of September 30, 2015.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

Effective July 1, 2015, the company terminated its $1.5 billion U.S. dollar-denominated revolving credit facility and €300 million Euro-denominated revolving credit facility, which were set to mature in December 2015, and entered into credit agreements providing for a senior U.S. dollar-denominated revolving credit facility in an aggregate principal amount of up to $1.5 billion maturing in 2020, as well as a Euro-denominated senior revolving credit facility in an aggregate principal amount of up to €200 million maturing in 2020. The company may, at its option, seek to increase the aggregate commitment under the new U.S. facility by up to an additional $750 million. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio and maximum interest coverage ratio.

As of September 30, 2015, the company’s U.S. dollar-denominated revolving credit facilities and Euro-denominated senior revolving credit facility had a maximum capacity of $3.3 billion and approximately $224 million, respectively. As of September 30, 2015, the company was in compliance with the financial covenants in these agreements. In the first nine months of 2015, the company borrowed $1.5 billion which is outstanding as of September 30, 2015, under its $1.8 billion U.S. dollar-denominated revolving credit facility at a weighted average interest rate of 1.33%. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.0 billion of cash and equivalents as of September 30, 2015, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

Baxter currently holds an investment in Baxalta common stock with a fair value of approximately $4.2 billion as of September 30, 2015. This ownership interest provides the rights to dividends declared on Baxalta’s common stock, including a $0.07 per share cash dividend paid on October 1, 2015. Baxter currently intends to use its retained interest in Baxalta’s shares (or proceeds therefrom) to reduce debt and make contributions to the company’s domestic pension plan. The company may also conduct stock for stock exchanges and make stock distributions.

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of September 30, 2015, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $251 million, of which $21 million related to Greece.

While these economic conditions have not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

The company’s credit ratings at September 30, 2015 were as follows.

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	BBB+	Baa2
Short-term debt	A2	F2	P2
Outlook	Negative	Stable	Stable

In May 2015, Moody’s downgraded Baxter’s senior debt from A3 to Baa2. Fitch also downgraded Baxter’s senior debt from A to BBB+ as well as Baxter’s short-term debt from F1 to F2. The downgrades reflect the impact of the Baxalta separation as detailed in Note 2.

CONTRACTUAL OBLIGATIONS

As of September 30, 2015, the company had contractual obligations, excluding accounts payable and accrued liabilities (other than the current portion of unrecognized tax benefits), payable or maturing in the following periods.

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Short-term debt	$ 1,962	$1,962	$ —	$ —	$ —
Long-term debt and capital lease obligations, including current maturities	4,767	976	1,878	844	1,069
Interest on short- and long-term debt and capital lease obligations [1]	1,091	128	187	110	666
Operating leases	655	146	218	145	146
Other long-term liabilities [2]	774	—	187	48	539
Purchase obligations [3]	739	373	311	53	2
Unrecognized tax benefits [4]	114	114	—	—	—
Contractual obligations [5]	$10,102	$3,699	$2,781	$1,200	$2,422

[1]	Interest payments on debt and capital lease obligations are calculated for future periods using interest rates in effect at September 30, 2015. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at September 30, 2015. Refer to Note 8 for additional information regarding the company’s debt instruments and related interest rate agreements outstanding at September 30, 2015.

[2]	The primary components of other long-term liabilities in the company’s condensed consolidated balance sheet are liabilities relating to pension and other postemployment benefit plans, litigation, foreign currency hedges, and certain income tax-related liabilities. The company projected the timing of the future cash payments based on contractual maturity dates (where applicable) and estimates of the timing of payments (for liabilities with no contractual maturity dates). The actual timing of payments could differ from the estimates. Most of the company’s pension plans are funded. The timing of funding in the future is uncertain and is dependent on future movements in interest rates and investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes pension plan cash outflows. The pension plan balance included in other long-term liabilities (and excluded from the table above) totaled $1.6 billion at September 30, 2015.

[3]	Includes the company’s significant contractual unconditional purchase obligations. For cancelable agreements, any penalty due upon cancellation is included. These commitments do not exceed the company’s projected requirements and are in the normal course of business. Examples include firm commitments for raw material purchases, utility agreements and service contracts.

[4]	Due to the uncertainty related to the timing of the reversal of uncertain tax positions, the long-term liability relating to uncertain tax positions of $96 million at September 30, 2015 has been excluded from the table above.

[5]	Excludes contingent milestone payments associated with joint development and commercialization arrangements. These amounts have been excluded from the contractual obligations above due to uncertainty regarding the timing and amount of future payments.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2014 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2014 Annual Report. There have been no significant changes in the company’s application of its critical accounting policies during the first nine months of 2015.

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

CERTAIN REGULATORY MATTERS

In July 2014, the company received a Warning Letter from FDA primarily relating to processes implemented to ensure the absence of particulate matter or leaks associated with products manufactured at the company’s Aibonito, Puerto Rico, plant. In October 2015, FDA lifted the Warning Letter.

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

In June 2013, the company received a Warning Letter from FDA regarding operations and processes at its North Cove, North Carolina and Jayuya, Puerto Rico facilities and in November 2015 will attend a Regulatory Meeting with FDA concerning the Jayuya facility. The Warning Letter addresses observations related to Current Good Manufacturing Practice (CGMP) violations at the two facilities.

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

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, future regulatory filings and the company’s R&D pipeline, strategic objectives, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risks, the impact of the recent separation of the biopharmaceuticals and medical products businesses, the impact of competition, future sales growth, business development activities, business optimization initiatives, cost savings initiatives, future capital and R&D expenditures, manufacturing expansion, the sufficiency of the company’s facilities and financial flexibility, the adequacy of credit facilities, future debt issuances, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	demand for and market acceptance risks for and competitive pressures related to new and existing products;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	future actions of FDA, EMA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;

•	failures with respect to the company’s compliance programs;

•	future actions of third parties, including third-party payors, as healthcare reform and other similar measures are implemented in the United States and globally;

•	the impact of U.S. healthcare reform and other similar actions undertaken by foreign governments with respect to pricing, reimbursement, taxation and rebate policies;

•	additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies;

•	the company’s ability to identify business development and growth opportunities and to successfully execute on business development strategies;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, governmental collaborations and other business development activities;

•	the availability and pricing of acceptable raw materials and component supply;

•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing or supply difficulties;

•	the company’s ability to achieve the intended results from the recent separation of its biopharmaceuticals and medical products businesses or targeted margin improvements;

•	the ability to protect or enforce the company’s owned or in-licensed patent or other proprietary rights (including trademarks, copyrights, trade secrets and know-how) or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in certain countries in which the company operates;

•	fluctuations in foreign exchange and interest rates;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	breaches or failures of the company’s information technology systems;

•	loss of key employees or inability to identify and recruit new employees;

•	the outcome of pending or future litigation;

•	the adequacy of the company’s cash flows from operations to meet its ongoing cash obligations and fund its investment program; and

•	other factors identified elsewhere in this report on and other filings with the Securities and Exchange Commission, including those factors described in Item 1A of the 2014 Annual Report, all of which are available on the company’s website.

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of September 30, 2015 is 12 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company. As of September 30, 2015, the company’s subsidiary in Venezuela had net assets of $27 million denominated in the Venezuelan Bolivar. In the first nine months of 2015, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at September 30, 2015, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $11 million would decrease by $20 million, resulting in a net liability.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at September 30, 2015 by replacing the actual exchange rates at September 30, 2015 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2014 Annual Report. There were no significant changes during the quarter ended September 30, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2015. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 and 2014 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2015, and the related condensed consolidated statements of income for the three- and nine month periods ended September 30, 2015 and 2014, the condensed consolidated statements of comprehensive income for the three- and nine month periods ended September 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the company’s management.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

November 9, 2015

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Part I, Item 1, Note 13 is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Index:

Exhibit Number	Description

10.1	Support Agreement, dated September 29, 2015, by and among Baxter International Inc., Third Point LLC, Third Point Partners L.P., Third Point Partners Qualified L.P., Third Point Offshore Master Fund L.P., Third Point Ultra Master Fund L.P., Third Point Reinsurance Co. Ltd., Third Point Advisors LLC, Third Point Advisors II LLC, Daniel S. Loeb and Munib Islam (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 30, 2015).

15*	Letter Re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: November 9, 2015	By:	/s/ James K. Saccaro
James K. Saccaro
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)