Form 10-K
period 2015-12-31
BAXTER INTERNATIONAL INC
filed 2016-02-26
CIK 10456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $69.93 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $38 billion. There is no non-voting common equity held by non-affiliates of the registrant. The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2016 was 547,871,849.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive 2016 proxy statement for use in connection with its Annual Meeting of Stockholders to be held on May 3, 2016 are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

Company Overview

Baxter International Inc., through its subsidiaries, provides a broad portfolio of essential renal and hospital products, including home, acute and in-center dialysis; sterile IV solutions; infusion systems and devices; parenteral nutrition; biosurgery products and anesthetics; and pharmacy automation, software and services. The company’s global footprint and critical nature of its products and services play a key role in expanding access to healthcare in emerging and developed countries. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and by patients at home under physician supervision. As of December 31, 2015, Baxter manufactures products in approximately 25 countries and sells them in approximately 120 countries.

Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, “Baxter International” means Baxter International Inc. and “Baxter,” the “company” or the “Company” means Baxter International and its consolidated subsidiaries (after giving effect to the separation and distribution of Baxalta Incorporated (Baxalta), as further described below), unless the context otherwise requires.

Separation of Baxalta

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of its biopharmaceuticals business, Baxalta, to Baxter stockholders. The distribution was made to Baxter’s stockholders of record as of the close of business on June 17, 2015, who received one share of Baxalta common stock for each Baxter common share held as of such date. The distribution was intended to take the form of a tax-free distribution for federal income tax purposes in the United States. As a result of the distribution, Baxalta is now an independent public company whose shares trade on the New York Stock Exchange under the symbol “BXLT.”

The local separation of Baxalta’s business in certain countries outside the United States did not occur prior to the distribution date due to regulatory requirements, the need to obtain consents from local governmental authorities and other business reasons. The International Commercial Operations Agreement (ICOA), entered into by Baxter and Baxalta in connection with the separation and distribution on June 30, 2015, provides for the conduct of the Baxalta business by Baxter in such countries until the local separation is completed. The ICOA also governs the process for the local separation of Baxalta’s business following the distribution date.

On January 27, 2016, Baxter exchanged 37,573,040 of its retained Baxalta shares with the Chase Lincoln First Commercial Corporation, the sole lender under its $1.8 billion revolving credit facility, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities, Access to Capital and Credit Ratings — Credit Facilities.” This exchange was consummated in connection with the termination of such facility and the extinguishment of all outstanding indebtedness thereunder.

As a result of the separation, the consolidated statements of income, consolidated balance sheets, consolidated statements of cash flow, and related financial information reflect Baxalta’s operations, assets and liabilities, and cash flows as discontinued operations for all periods presented.

Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for additional information regarding the separation of Baxalta.

Business Segments and Products

After giving effect to the separation and distribution, the company now operates in two segments: Hospital Products and Renal.

The Hospital Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, infusion pumps, inhalation anesthetics, and biosurgery products. The business also provides products and services related to pharmacy compounding, and drug formulation.

The Renal business provides products and services to treat end-stage renal disease, or irreversible kidney failure and acute kidney injuries. The Renal business offers a comprehensive portfolio to meet the needs of patients across the treatment continuum, including technologies and therapies for peritoneal dialysis (PD), in-center hemodialysis (HD), home HD (HHD), continuous renal replacement therapy (CRRT) and additional dialysis services.

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

International sales are made and products are distributed on a direct basis or through independent distributors or sales agents in more than 100 countries as of December 31, 2015.

International Operations

The majority of the company’s revenues are generated outside of the United States and geographic expansion remains a core component of the company’s strategy. Baxter’s international presence includes operations in Europe (including Eastern and Central Europe), the Middle East, Africa, Asia-Pacific, Latin America and Canada. The company is subject to certain risks inherent in conducting business outside the United States. For more information on these risks, see the information under the captions “Risks Related to Baxter’s Business —We are subject to risks associated with doing business globally” and “— Changes in foreign currency exchange rates and interest rates could have a material adverse effect on our operating results and liquidity” in Item 1A of this Annual Report on Form 10-K.

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

In connection with the separation and distribution, Baxter entered into a long-term manufacturing and supply agreement with Baxalta. Baxalta manufactures and supplies Baxter with ARTISS, TISSEEL, FLOSEAL and stand-alone thrombin under the manufacturing and supply agreement, on a cost-plus basis.

Competition and Healthcare Cost Containment

Baxter’s Hospital Products and Renal businesses benefit from a number of competitive advantages, including the breadth and depth of their product offering, as well as strong relationships with customers, including hospitals and clinics, group purchasing organizations, physicians, and patients, many who self-administer the home-based therapies supplied by Baxter. Baxter as a whole benefits from efficiencies and cost advantages resulting from shared manufacturing facilities and the technological advantages of its products.

Although no single company competes with Baxter in all of its businesses, Baxter faces substantial competition in each of its segments from international and domestic medical products manufacturers and suppliers and pharmaceutical companies. In addition, global and regional competitors continue to expand their manufacturing capacity and sales and marketing channels. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation. There has been increasing consolidation in the company’s customer base and by its competitors, which continues to result in pricing and market pressures.

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

Intellectual Property

Patents and other proprietary rights are essential to Baxter’s business. Baxter relies on patents, trademarks, copyrights, trade secrets, know-how and confidentiality agreements to develop, maintain and strengthen its competitive position. Baxter owns a number of patents and trademarks throughout the world and has entered into license arrangements relating to various third-party patents and technologies. Products manufactured by Baxter are sold primarily under its own trademarks and trade names. Some products distributed by the company are sold under the company’s trade names, while others are sold under trade names owned by its suppliers or partners. Trade secret protection of unpatented confidential and proprietary information is also important to Baxter. The company maintains certain details about its processes, products and technology as trade secrets and generally requires employees, consultants, and business partners to enter into confidentiality agreements. These agreements may be breached and Baxter may not have adequate remedies for any breach. In addition, Baxter’s trade secrets may otherwise become known or be independently discovered by competitors. To the extent that Baxter’s employees, consultants, and business partners use intellectual property owned by others in their work for the company, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Research and Development

Baxter’s investment in research and development (R&D), consistent with the company’s portfolio optimization and capital allocation strategies, helps fuel its future growth and its ability to remain competitive in each of its business segments. Accordingly, Baxter continues to focus its investment on select R&D programs to enhance future growth through clinical differentiation. Expenditures for Baxter’s R&D activities were $603 million in 2015, $610 million in 2014 and $582 million in 2013. These expenditures include costs associated with R&D activities performed at the company’s R&D centers located around the world, which include facilities in Belgium, Sweden, Italy, Germany, China, Japan and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxter locations.

For more information on the company’s R&D activities, refer to the discussion under the caption entitled “Strategic Objectives” in Item 7 of this Annual Report on Form 10-K.

Quality Management

Baxter’s continued success depends upon the quality of its products. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, facilitating continuous improvement of the company’s processes, products and services, and assuring the safety and efficacy of the company’s products. Baxter has one quality system deployed globally that enables the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of the company’s products to ensure they conform to customer requirements. In order to continually improve the effectiveness and efficiency of the quality system, various measurements, monitoring and analysis methods such as management reviews and internal, external and vendor audits are employed at local and central levels.

Each product that Baxter markets is required to meet specific quality standards, both in packaging and in product integrity and quality. If any of those is determined to be compromised at any time, Baxter endeavors to take corrective and preventive actions designed to ensure compliance with regulatory requirements and to meet customer expectations. For more information on corrective actions taken by Baxter, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.

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

The company is also subject to various laws inside and outside the United States concerning its relationships with healthcare professionals and government officials, price reporting and regulation, the promotion, sales and marketing of its products and services, the importation and exportation of products, the operation of its facilities and distribution of products. In the United States, the company is subject to the oversight of FDA, Office of the Inspector General within the Department of Health and Human Services (OIG), the Center for Medicare/Medicaid Services (CMS), the Department of Justice (DOJ), Environmental Protection Agency, Department of Defense and Customs and Border Protection in addition to others. The company supplies products and services to healthcare providers that are reimbursed by federally funded programs such as Medicare. As a result, the company’s activities are subject to regulation by CMS and enforcement by OIG and DOJ. In each jurisdiction outside the United States, the company’s activities are subject to regulation by government agencies including the EMA in Europe, CFDA in China and other agencies in other jurisdictions. Many of the agencies enforcing these laws have increased their enforcement activities with respect to healthcare companies in recent years. These actions appear to be part of a general trend toward increased enforcement activity globally.

Environmental policies of the company require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection.

Employees

As of December 31, 2015, Baxter employed approximately 50,000 people.

Available Information

Baxter makes available free of charge on its website at www.baxter.com its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission. In addition, Baxter’s Corporate Governance Guidelines, Code of Conduct, and the charters for the committees of Baxter’s Board of Directors are available on Baxter’s website at www.baxter.com under “About us — Governance, Ethics & Compliance.” All the foregoing materials will be made available to stockholders in print upon request by writing to: Corporate Secretary, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015. Information contained on Baxter’s website shall not be deemed incorporated into, or to be a part of, this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors. If any of the events described below occurs, our business, financial condition and results of operations and future growth prospects could suffer.

Risks Related to Baxter’s Business

We may not achieve our long-term financial improvement goals.

In connection with the separation and distribution, we announced plans to enhance profitability and returns for our stockholders. These plans include the achievement of certain financial goals (including improved operating margin) in 2016 and beyond. While we are continuing to refine these goals, our plan contemplates significant margin expansion over our long-range plan, which covers the time period from 2015 through 2020. We have identified certain key strategies to help achieve these targets. These strategies include optimizing our core product portfolio globally, driving operational excellence through the rebasing of our cost structure and maximizing the value derived from the allocation of our capital.

As part of these strategies, we continue to evaluate the performance of all of our businesses and may sell or acquire a business or product line or exit a particular market. We are also evaluating our corporate and commercial infrastructure in the interest of streamlining costs while maintaining our commitment to quality and safety. Future divestitures may result in significant write-offs, including those related to goodwill and other intangible assets. Future acquisitions may fail to achieve the desired financial results (including return on investment) and synergies and may not provide the desired market access. The restructuring of our operations may not generate targeted savings or may cause unexpected disruptions to our business. As a result, we may not achieve our targeted financial results, which could have a material adverse effect on our business, financial condition or results of operations.

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

Issues with product supply or quality could have an adverse effect upon our business, subject us to regulatory actions and cause a loss of customer confidence in us or our products.

Our success depends upon the availability and quality of our products. The medical products industry is competitive and subject to complex market dynamics and varying demand levels. These levels vary in response to macro-economic conditions, regulatory requirements (including the availability of private or public reimbursement) and seasonality. Additionally the development of new or enhanced products involves a lengthy regulatory process and is capital intensive. As a result, our ability to match our production levels and capacity to market demand is imprecise and may result in a failure to meet market demand or satisfy customer requirements for our products or, alternatively, an oversupply of inventory. Failure to meet market demand may result in customers transitioning to available competitive products resulting in a loss of market share or customer confidence. In the event of an oversupply, we may be forced to lower our prices or record asset impairment charges or take other action which may adversely affect our business, financial condition and results of operations.

Additionally, quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving the company’s products and services and assuring the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. While we have one quality system deployed globally that covers the lifecycle of our products, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in adverse inspection reports, warning letters, product recalls (either voluntary or required by the FDA or similar governmental authorities in other countries) or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. Additionally, Baxter has made and continues to make significant investments in assets, including inventory and property, plant and equipment, which relate to potential new products or modifications to existing products. Product quality or safety issues may restrict the company from being able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.

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

There is substantial competition in the product markets in which we operate.

Although no single company competes with us in all of our businesses, we face substantial competition in both of our segments from international and domestic healthcare and pharmaceutical companies and providers of all sizes. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation.

Competition may increase further as additional companies begin to enter our markets or modify their existing products to compete directly with ours. If our competitors respond more quickly to new or emerging technologies and changes in customer requirements or we do not introduce new versions or upgrades to our product portfolio in response to those requirements, our products may be rendered obsolete or non-competitive. If our competitors develop more effective or affordable products, or achieve earlier patent protection or product commercialization than we do, our operations will likely be negatively affected. If we are forced to reduce our prices due to increased competition, our business could become less profitable. The company’s sales could be adversely affected if any of its contracts with GPOs, IDNs or other customers are terminated due to increased competition or otherwise.

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

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in approximately 50 manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply but we cannot guarantee these efforts will always be successful. Further, while efforts are made to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. For most of our components and materials for which a sole supplier is used, we believe that alternative sources of supply exist and have made a strategic determination to use a sole supplier. In very limited instances, however, we do rely upon sole supplier relationships for which no alternatives have currently been identified. Although we do carry strategic inventory and maintain insurance to mitigate the potential risk related to any related supply disruption, there can be no assurance that such measures will be effective. Due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner, and our ability to make product sales.

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

We generate the majority of our revenue and profit outside the United States. As a result, our financial results may be adversely affected by fluctuations in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. We may experience additional volatility as a result of inflationary pressures and other macroeconomic factors in certain emerging market countries. We are also exposed to changes in interest rates, and our ability to access the money markets and capital markets could be impeded if adverse liquidity market conditions occur. A discussion of the financial impact of foreign exchange rate and interest rate fluctuations, and the ways and extent to which we attempt to mitigate such impact is contained under the caption “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K.

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

We are increasingly dependent on information technology systems and subject to privacy and security laws, and our systems and infrastructure face certain risks, including from cyber security breaches and data leakage.

We increasingly rely upon technology systems and infrastructure. Our technology systems are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events. Likewise, data privacy breaches by employees and others with both permitted and unauthorized access to our systems may pose a risk that sensitive data (including protected health information (PHI)) may be exposed to unauthorized persons or to the public, or may be permanently lost. The increasing use and evolution of technology, including cloud-based computing, creates additional opportunities for the unintentional dissemination of information, intentional destruction of confidential information stored in our systems or in non-encrypted portable media or storage devices. We could also experience a business interruption, information theft of confidential information, or reputational damage from industrial espionage attacks, malware or other cyber incidents, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers or other business partners. Additionally, we must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and PHI, including The Health Insurance Portability and Accountability Act of 1996 and its implementing privacy and security regulations. While we have invested heavily in the protection of data and information technology and in related training, there can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents or ensure compliance with all applicable security and privacy laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including PHI, on our behalf. Any such breakdown, breach, incident or failure to comply could have a material adverse effect upon our reputation, business, operations or financial condition. In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities.

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

The company’s ability to generate cash flows from operations could be affected if there is a material decline in the demand for the company’s products, in the solvency of its customers or suppliers, or deterioration in the company’s key financial ratios or credit ratings. Current or worsening economic conditions may adversely affect the ability of our customers (including governments) to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, declining cash flows, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products. We continue to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, which have experienced deterioration in credit and economic conditions. As of December 31, 2015, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $211 million. While global economic conditions have not significantly impacted the company’s ability to collect receivables, liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. These conditions may also impact the stability of the Euro or Yuan. For more information on accounts receivable and credit matters with respect to certain of these countries, refer to the discussion under the caption entitled “Credit Facilities, Access to Capital and Credit Ratings” in Item 7 of this Annual Report on Form 10-K.

We may incur operational difficulties or be exposed to claims and liabilities as a result of the separation and distribution.

On July 1, 2015, we distributed approximately 80.5% of the outstanding shares of Baxalta common stock to Baxter stockholders in connection with the separation of our biopharmaceuticals business. After giving effect to the distribution we retained approximately 19.5% of the outstanding Baxalta shares (the Retained Shares). In connection with the distribution, we entered into a separation and distribution agreement and various other agreements (including a transition services agreement, a tax matters agreement, a long term services agreement, a manufacturing and supply agreement, an employee matters agreement, a trademark license agreement, a Galaxy license agreement, an international commercial operations agreement, a shareholders’ and registration rights agreement and certain other commercial agreements). These agreements govern the separation and distribution and the relationship between the two companies going forward, including with respect to potential tax-related losses associated with the separation and distribution and certain dispositions of the Retained Shares. They also provide for the performance of services by each company for the benefit of the other for a period of time (including under the manufacturing and supply agreement pursuant to which Baxalta manufactures and sells certain products and materials to us).

In connection with Baxalta’s entry into a merger agreement with Shire plc (Shire) on January 11, 2016, we entered into a letter agreement with Shire and Baxalta (the Letter Agreement). The Letter Agreement, as further described below, addresses certain matters related to the tax matters agreement and provides us with enhanced transaction support with respect to certain debt-for-equity and/or equity-for-equity exchanges involving the Retained Shares (the Retained Shares Transactions). See “— There could be significant liability if the separation and distribution or any Later Distribution is determined to be a taxable transaction. Baxalta has indemnified us for certain potential liabilities that may arise, and such indemnification obligation is guaranteed by Shire with respect to the proposed combination of Baxalta and Shire, but Baxalta and Shire may be unable to satisfy their indemnification obligations to us in the future” for a more detailed discussion of the Letter Agreement.

The separation and distribution agreement provides for indemnification obligations designed to make Baxalta financially responsible for many liabilities that may exist relating to its business activities, whether incurred prior to or after the distribution, including any pending or future litigation. It is possible that a court would disregard the allocation agreed to between us and Baxalta and require us to assume responsibility for obligations allocated to Baxalta. Third parties could also seek to hold us responsible for any of these liabilities or obligations, and the indemnity rights we have under the separation and distribution agreement may not be sufficient to fully cover all of these liabilities and obligations. Even if we are successful in obtaining indemnification, we may have to bear costs temporarily. In addition, our indemnity obligations to Baxalta may be significant. These risks could negatively affect our business, financial condition or results of operations.

The separation of Baxalta continues to involve a number of risks, including, among other things, the indemnification risks described above and the potential that management’s and our employees’ attention will be significantly diverted by the provision of transitional services. Certain of the agreements described above provide for the performance of services by each company for the benefit of the other for a period of time. If Baxalta is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur losses. These arrangements could also lead to disputes over rights to certain shared property and rights and over the allocation of costs and revenues for products and operations. Our inability to effectively manage the separation activities and related events could adversely affect our business, financial condition or results of operations.

We may not achieve some or all of the expected benefits of the separation and distribution, and such events may adversely affect our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the separation and distribution, or such benefits may be delayed or not occur at all. Although the separation of Baxalta is expected to provide a number of benefits, including, among others, enabling management to better focus on our medical products business, providing the ability to more effectively commercialize new and existing product offerings, drive innovation across our Hospital Products and Renal businesses and allocate necessary resources to the areas presenting the highest growth potential and providing flexibility to pursue growth and investment strategies that could result in revenue acceleration, improved profitability and enhanced returns, if we fail to achieve some or all of the expected benefits of the separation, or if such benefits are delayed, our business, financial condition and results of operations could be adversely affected and the value of our stock could be adversely impacted. See “Risks Associated with Our Business — We may not achieve our long-term financial improvement goals” for additional information on risks associated with our post-separation strategies.”

We may not be able to capture the full benefits from our retained stake in Baxalta.

As of January 31, 2016, we owned approximately 94.3 million Baxalta shares after giving effect to a Retained Shares Transaction, as described above. As with any investment in a publicly traded company, this investment is subject to risks and uncertainties relating to Baxalta’s business, some of which are disclosed in Baxalta’s filings with the SEC (including with respect to the proposed combination of Baxalta and Shire) and risks and uncertainties relating to fluctuations in public equity markets generally.

In addition, under the shareholders’ and registration rights agreement, we committed to vote all of the Retained Shares in proportion to the votes cast by Baxalta’s other stockholders. Although we have entered into the Letter Agreement, such commitment could adversely impact our ability to exert influence (that we may otherwise have) over Baxalta to act in a manner that we may believe best for protecting or enhancing the value of our investment.

Additionally, any disposition of the Retained Shares by us in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for Baxalta shares and thereby adversely affect the value of the Retained Shares disposed of by us in any Retained Shares Transaction or adversely affect the terms and conditions of such disposition.

There could be significant liability if the separation and distribution or subsequent distribution of Retained Shares is determined to be a taxable transaction. Baxalta has indemnified us for certain potential liabilities that may arise, and such indemnification obligation is guaranteed by Shire with respect to the proposed combination of Baxalta and Shire, but Baxalta and Shire may be unable to satisfy their indemnification obligations to us in the future.

The separation and distribution, the Retained Shares Transactions and certain other uses of the Retained Shares, including a contribution to our U.S. qualified pension plan or dividend to our stockholders (collectively, the Baxter Transactions), are intended to qualify for tax-free treatment to Baxter and its stockholders under the Internal Revenue Code of 1986, as amended (the Code). Completion of the separation and distribution was conditioned upon, among other things, the receipt of a private letter ruling from the IRS regarding certain issues relating to the tax-free treatment of the Baxter Transactions. Although the IRS private letter ruling is generally binding on the IRS, the continuing validity of such ruling is subject to the accuracy of factual representations and assumptions made in the ruling. Completion of the distribution was also conditioned upon Baxter’s receipt of a tax opinion from KPMG LLP regarding certain aspects of the Baxalta spin-off not covered by the IRS private letter ruling. The opinion was based upon various factual representations and assumptions, as well as certain undertakings made by Baxter and Baxalta. If any of the factual representations or assumptions in the IRS private letter ruling or tax opinion is untrue or incomplete in any material respect, if any undertaking is not complied with, or if the facts upon which the IRS private letter ruling or tax opinion are based are materially different from the actual facts relating to the Baxter Transactions, the opinion or IRS private letter ruling may not be valid. Moreover, opinions of a tax advisor are not binding on the IRS. As a result, the conclusions expressed in the opinion of a tax advisor could be successfully challenged by the IRS.

If the Baxter Transactions are determined to be taxable, Baxter and its stockholders could incur significant tax liabilities. Pursuant to the tax matters agreement, Baxalta agreed to indemnify us for certain tax-related losses incurred if Baxalta’s actions cause the separation and distribution and certain related transactions to fail to qualify for tax-free status under the applicable provisions of the Code.

In connection with the proposed Baxalta — Shire merger, we entered into the Letter Agreement with Shire and Baxalta (as described above). Under the Letter Agreement, from and after the closing of the merger, Baxalta agreed to indemnify, and Shire agreed to guarantee such indemnity to, Baxter and each of its affiliates and each of their respective officers, directors and employees against certain tax-related losses attributable to or resulting from (in whole or in part) the merger as further described in the Letter Agreement. If the Baxter Transactions are determined to be taxable as a result (in whole or in part) of the merger (for example, if the merger is deemed to be part of a plan (or series of related transactions) that includes the Baxter Transactions), Baxter and its stockholders could incur significant tax liabilities. Although Baxalta and Shire may be required to indemnify Baxter under the tax matters agreement and the Letter Agreement for any such tax liabilities incurred by Baxter, there can be no assurance that the indemnity from Baxalta or the guarantee thereof by Shire will be sufficient to protect us against all or a part of the amount of such liabilities, or that either Baxalta or Shire will be able to fully satisfy their respective obligations.

Even if we ultimately succeed in recovering from Baxalta or Shire any amounts for which we are held liable, we may be temporarily required to bear these costs ourselves, which could negatively affect our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The company’s corporate offices are owned and located at One Baxter Parkway, Deerfield, Illinois 60015.

Baxter owns or has long-term leases on all of its manufacturing facilities. The company’s principal manufacturing facilities by segment are listed below:

Business	Location	Owned/Leased
Hospital Products
	Lessines, Belgium	Owned
	Shanghai, China	Owned
	Cartago, Costa Rica	Owned
	Haina, Dominican Republic	Leased
	Halle, Germany	Owned
	Guayama, Puerto Rico	Owned
	Jayuya, Puerto Rico	Leased
	Aibonito, Puerto Rico	Leased
	Sabinanigo, Spain	Owned
	San Vittore, Switzerland	Owned
	Thetford, United Kingdom	Owned
	Round Lake, Illinois	Owned
	Bloomington, Indiana	Owned/Leased(1)
	Brooklyn Park, Minnesota	Leased
	Cleveland, Mississippi	Leased
	Medina, New York	Leased
	Hayward, California	Leased
Renal
	Guangzhou, China	Owned
	Shanghai, China	Owned
	Prerov, Czech Republic	Leased
	Meyzieu, France	Owned
	Hechingen, Germany	Leased
	Joka, Germany	Owned

Business	Location	Owned/Leased
Renal	Rostock, Germany	Leased
	Medolla, Italy	Owned
	Sondalo, Italy	Owned
	Miyazaki, Japan	Owned
	Tijuana, Mexico	Owned
	Lund, Sweden	Leased
	Opelika, Alabama	Owned
Shared (Hospital Products and Renal)
	Toongabbie, Australia	Owned
	Sao Paulo, Brazil	Owned
	Alliston, Canada	Owned
	Suzhou, China	Owned
	Cali, Colombia	Owned
	Castlebar, Ireland	Owned
	Swinford, Ireland	Owned
	Grosotta, Italy	Owned
	Lublin, Poland	Leased/Owned
	Marsa, Malta	Owned
	Cuernavaca, Mexico	Owned
	PESA, Mexico	Owned
	Woodlands, Singapore	Owned/Leased
	Liverpool, United Kingdom	Owned
	Mountain Home, Arkansas	Owned/Leased
	Englewood, Colorado	Leased
	North Cove, North Carolina	Owned

(1)	The Bloomington, Indiana location includes both owned and leased facilities.

The company also owns or operates shared distribution facilities throughout the world. In the United States and Puerto Rico, there are six shared distribution facilities with the principal facilities located in Memphis, Tennessee; Catano, Puerto Rico; North Cove, North Carolina; and Round Lake, Illinois. Internationally, we have more than 100 shared distribution facilities located in Argentina, Australia, Austria, Belgium, Brazil, Brunei, Canada, Chile, China, Colombia, Costa Rica, the Czech Republic, Ecuador, France, Germany, Greece, Guatemala, Hong Kong, India, Indonesia, Ireland, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, Panama, the Philippines, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Venezuela and Vietnam.

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

Not Applicable.

Executive Officers of the Registrant

As of February 26, 2016, the following serve as Baxter’s executive officers:

Mr. José E. Almeida, age 53, is Chairman and Chief Executive Officer, having served in that capacity since January 2016. Between October 2015 and January 2016, Mr. Almeida served as an executive officer of the company. Previously, he served as an operating executive to the Carlye Group L.P. from May 2015 until October 2015. Previously, he served as the Chairman, President and Chief Executive Officer of Covidien plc (Covidien) from March 2012 to January 2015, prior to Medtronic Inc.’s acquisition of Covidien, and President and Chief Executive Officer of Covidien from July 2011 to March 2012. Mr. Almeida served in other executive roles with Covidien (formerly Tyco Healthcare) between April 2004 and June 2011.

Brik V. Eyre, age 52, is Corporate Vice President and President, Hospital Products. Mr. Eyre joined the company in 2008 as general manager for BioPharma Solutions, our manufacturing and contract services business. He later served as general manager for our U.S. medication delivery business and most recently he was Corporate Vice President and President, Renal. Prior to joining Baxter, he held a variety of senior management positions at Cardinal Health, Inc., including president of Cardinal’s PreSource Products and Services business.

Robert Felicelli, age 57, is Corporate Vice President, Quality. Mr. Felicelli joined the company in 2009 and has held several positions of increasing responsibility. He previously served as Vice President, Quality, in BioPharma Solutions, Baxter’s global manufacturing and contract services business. Prior to that, he served as Vice President of Lifecycle Management in Renal.

Timothy P. Lawrence, age 53, is Corporate Vice President, Operations. Most recently he served as Vice President of manufacturing and supply chain. Mr. Lawrence joined the company in 2001 as the Director of Operations at one of our former BioScience manufacturing facilities. In 2003, he was named plant manager for one of our manufacturing facilities and in 2006 assumed the role of Vice President of Manufacturing, Renal. In 2008, Mr. Lawrence was appointed Vice President of Manufacturing for our Medication Delivery business. Mr. Lawrence currently serves as President of the Baxter International Foundation.

Jeanne K. Mason, Ph.D., age 60, is Corporate Vice President, Human Resources. Prior to joining Baxter in May 2006, Dr. Mason was with General Electric from 1988, holding various leadership positions, the most recent of which was with GE Insurance Solutions where she was responsible for global human resource functions.

James K. Saccaro, age 43, is Corporate Vice President and Chief Financial Officer and has served in that capacity since June 2015. Mr. Saccaro was Senior Vice President and Chief Financial Officer at Hill-Rom Corporation from December 2013 to July 2014 prior to rejoining Baxter in July 2014 as Special Advisor to the Chief Executive Officer. Prior to that, Mr. Saccaro served as Corporate Vice President and Treasurer of Baxter from 2011 to 2013. He originally joined the company in 2002 as manager of strategy for the company’s former BioScience business, and from there moved onto positions of increasing responsibility, including Vice President of Financial Planning and Vice President of Finance for the company’s operations in Europe, Middle East and Africa. Prior to Baxter, he held strategy and business development positions at Clear Channel Communications and the Walt Disney Company.

Jill M. Schaaf, age 52, is Corporate Vice President and President, Renal. Most recently Ms. Schaaf was global franchise head for our chronic renal franchise. She joined the company in 2001 and has held several positions including Vice President of Home Therapies, Marketing, Vice President of Home Hemodialysis and general manager of the U.S. Renal business. Prior to joining Baxter, she served in a variety of global and U.S. marketing roles at Searle Medical Products.

Marcus Schabacker, M.D., Ph.D., age 52, is Corporate Vice President and Chief Scientific Officer. Dr. Schabacker joined the company in 2011. Prior to his current role, Dr. Schabacker served as Vice President, R&D, Medical Products. Dr. Schabacker held the position of Senior Vice President and Chief Scientific Officer at ConvaTec, Inc. before joining the company. His previous roles include Corporate Vice President R&D at B. Braun Medical and Senior Medical Officer at Mafikeng General Hospital, South Africa.

David P. Scharf, age 48, is Corporate Vice President and General Counsel, having served in this capacity since August 2009. Mr. Scharf has also served as Corporate Secretary from September 2013. Mr. Scharf joined Baxter in July 2005 and served in advancing leadership roles within the legal department. Prior to joining Baxter, Mr. Scharf was with Guidant Corporation from 2002, in roles of increasing responsibility.

Paul Vibert, age 56, is Corporate Vice President and President, International. Mr. Vibert joined the company in January 2008 as Vice President of Business Development for Asia Pacific. He also served as regional general manager for China and Hong Kong for two years before moving to Ferring Pharmaceuticals, as Senior Vice President, Asia Pacific, from May 2011 to May 2013. He returned to Baxter in May 2013 as President of Western Europe, and assumed his current role in January 2015. Prior to joining Baxter in 2008, Vibert spent 19 years with Abbott Laboratories, where he held various leadership positions.

All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On July 25, 2012, the company announced that its Board of Directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. The company did not repurchase any shares during 2015. The remaining authorization under this program totaled approximately $0.5 billion at December 31, 2015. This program does not have an expiration date.

Additional information required by this item is incorporated by reference to Note 18 in Item 8 of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the change in Baxter’s cumulative total shareholder return (including reinvested dividends) on Baxter’s common stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s 500 Health Care Index over the past five years. Performance through June 30, 2015 has been adjusted for the Baxalta separation which occurred on July 1, 2015.

Item 6.	Selected Financial Data.

See Note 1 of Item 8 for additional details regarding basis of presentation.

as of or for the years ended December 31		2015[2,1]	2014[3,1]	2013[4,1]	2012[5,1]	2011[6,1]

Operating Results	Net sales	$9,968	10,719	9,413	8,626	8,421
(in millions)	Income from continuing operations	$393	457	315	663	434
	Income from discontinued operations, net of tax	$575	2,040	1,697	1,663	1,790
	Net income[7]	$968	2,497	2,012	2,326	2,224

Balance Sheet	Capital expenditures, continuing operations	$911	925	706	622	629
Information	Total assets	$20,975	26,138	25,224	20,390	19,073
(in millions)	Long-term debt and lease obligations	$3,935	7,331	8,126	5,580	4,749

Common Stock Information	Weighted-average number of common shares outstanding
	Basic	545	542	543	551	569
	Diluted	549	547	549	556	573
	Income from continuing operations per common share
	Basic	$0.72	0.84	0.58	1.20	0.76
	Diluted	$0.72	0.83	0.57	1.19	0.76
	Income from discontinued operations per common share
	Basic	$1.06	3.77	3.12	3.02	3.15
	Diluted	$1.04	3.73	3.09	2.99	3.12
	Net income per common share
	Basic	$1.78	4.61	3.70	4.22	3.91
	Diluted	$1.76	4.56	3.66	4.18	3.88
	Cash dividends declared per common share	$1.270	2.050	1.920	1.570	1.265

[1]	Refer to the notes to the consolidated financial statements for information regarding other charges and income items.

[2]

Income from continuing operations included charges totaling $127 million for business optimization, $73 million related to the integration of Gambro AB (Gambro), $111 million related to the Baxalta separation and $130 million related to Baxter’s July 2015 tender offer for certain outstanding indebtedness. Also included were benefits of $28 million primarily related to adjustments to the COLLEAGUE and SIGMA SPECTRUM infusion pump reserves, $52 million related to a litigation settlement in which Baxter was the beneficiary and $20 million relating to the reversal of contingent consideration milestone liabilities.

[3]

Income from continuing operations included charges totaling $68 million for SIGMA Spectrum Infusion Pump product remediation efforts, $144 million related to the integration of Gambro, $11 million related to the Baxalta separation and $3 million to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued by the Internal Revenue Service. Also included were benefits of $13 million for business optimization and $1 million related to third-party recoveries and reversals of prior reserves.

[4]

Income from continuing operations included charges totaling $148 million for business optimization, $17 million primarily related to remediation efforts associated with modifications to the SIGMA Spectrum Infusion Pump in conjunction with re-filing for 510(k) clearance, $255 million related to the acquisition and integration of Gambro and losses from the derivative instruments used to hedge the anticipated foreign currency cash outflows and $25 million related to an upfront payment associated with one of the company’s collaboration arrangements. Also included were benefits of $3 million related to tax and legal reserves associated with VAT matters in Turkey.

[5]

Income from continuing operations included charges totaling $106 million for business optimization, $15 million primarily related to business development, and $170 million primarily related to pension settlement charges and other pension-related items. Also included were benefits of $23 million primarily related to an adjustment to the COLLEAGUE infusion pump reserve when the company substantially completed its recall activities in the United States and $91 million for gains related to a decrease in the estimated fair value of acquisition-related contingent payment liabilities.

[6]

Income from continuing operations included charges totaling $156 million for business optimization, $36 million related to litigation and certain historical rebate and discount adjustments and $103 million primarily related to the write-down of Greek government bonds and a contribution to the Baxter International Foundation.

[7]	Excludes net income attributable to noncontrolling interests of $32 million in 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following commentary should be read in conjunction with the consolidated financial statements and accompanying notes.

EXECUTIVE OVERVIEW

Description of the Company and Business Segments

Baxter International Inc., through its subsidiaries, provides a broad portfolio of essential renal and hospital products, including home, acute and in-center dialysis; sterile IV solutions; infusion systems and devices; parenteral nutrition; biosurgery products and anesthetics; and pharmacy automation, software and services. The company’s global footprint and the critical nature of its products and services play a key role in expanding access to healthcare in emerging and developed countries. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and by patients at home under physician supervision.

Separation of Baxalta Incorporated

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of its biopharmaceuticals business, Baxalta Incorporated (Baxalta), to Baxter stockholders (the Distribution). As a result of the separation, the operating results of Baxalta have been reflected as discontinued operations for the years ended December 31, 2015, 2014 and 2013. Refer to Note 2 in Item 8 for additional information regarding the separation of Baxalta. Unless otherwise stated, financial results herein reflect continuing operations.

Change in Segments

As a result of the separation of Baxalta, Baxter has further realigned its organizational structure under two reportable segments, Renal and Hospital Products. Refer to Note 14 in Item 8 for additional information regarding the company’s segments.

The segments and a description of their products and services are as follows:

The Renal business provides products and services to treat end-stage renal disease, or irreversible kidney failure, and acute kidney therapies. The Renal business offers a comprehensive portfolio to meet the needs of patients across the treatment continuum, including technologies and therapies for peritoneal dialysis (PD), in-center hemodialysis (HD), home HD, continuous renal replacement therapy (CRRT) and additional dialysis services.

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

Baxter has approximately 50,000 employees and conducts business in over 100 countries. The company generates approximately 60% of its revenues outside the United States, and maintains approximately 50 manufacturing facilities and over 100 distribution facilities in the United States, Europe, Asia-Pacific, Latin America and Canada.

Financial Results

Baxter’s global net sales totaled $10 billion in 2015, a decrease of 7% over 2014, including an unfavorable foreign currency impact of eight percentage points. International sales totaled $6 billion in 2015, a decrease of 11% compared to 2014, including an unfavorable foreign currency impact of thirteen percentage points. Sales in the United States totaled $4 billion in 2015, in line with 2014 sales.

Baxter’s income from continuing operations for 2015 totaled $393 million, or $0.72 per diluted share, compared to $457 million, or $0.83 per diluted share, in the prior year. Income from continuing operations in 2015 included special items which resulted in a net reduction to income from continuing operations by $362 million, or $0.66 per diluted share. Income from continuing operations in 2014 included special items which resulted in a net reduction to income from continuing operations by $245 million, or $0.45 per diluted share. The company’s special items are discussed further in the Results of Operations section below.

Baxter’s financial results included research and development (R&D) expenses totaling $603 million in 2015, which reflects the company’s focus to balance increased investments to support a new product pipeline with efforts to optimize overall R&D spending through continuous evaluation of the portfolio.

The company’s financial position remains strong, with operating cash flows from continuing operations totaling $1.1 billion in 2015. The company has continued to execute on its disciplined capital allocation framework, which is designed to optimize stockholder value creation through reinvestment in the businesses, dividends and opportunistic share repurchases, as well as acquisitions and other business development initiatives as discussed in Strategic Objectives below.

Capital investments totaled $911 million in 2015 as the company continues to invest across its businesses to support future growth, including additional investments in support of new and existing product capacity expansions. The company’s investments in capital expenditures in 2015 were focused on projects that improve production efficiency and enhance manufacturing capabilities to support its strategy of geographic expansion with select investments in growing markets.

The company also continued to return value to its stockholders in the form of dividends. During 2015, the company paid cash dividends to its shareholders totaling $910 million. Additionally, on July 1, 2015 Baxter completed the distribution of approximately 80.5% of the outstanding common stock of its biopharmaceuticals business, Baxalta, to Baxter stockholders. The distribution positioned both Baxter and Baxalta with improved focus and an ability to innovate and operate more effectively.

Strategic Objectives

Baxter continues to focus on several key objectives to successfully execute its long-term strategy to achieve sustainable growth and deliver enhanced stockholder value. Baxter’s diversified and broad portfolio of medical products that treat life-threatening acute or chronic conditions and its global presence are core components of the company’s strategy to achieve these objectives. After giving effect to the separation and distribution and Mr. Almeida’s appointment as Chief Executive Officer and Chairman effective as of January 1, 2016, the company is now focused on three distinct strategic factors: optimizing its core portfolio globally; operational excellence focused on streamlining the cost structure and enhancing operational efficiency; and following a disciplined and balanced approach to capital allocation.

Optimizing the Core Portfolio Globally

Baxter is in the process of evaluating and categorizing its product portfolio and the markets in which it operates to identify and invest in opportunities in which it has greatest potential to enhance returns. These opportunities include product areas across mature and emerging markets.

Additionally, as part of its portfolio review, Baxter seeks to optimize its position in product areas where the company has a stable, profitable business model, identify and alter investments in products that have reached the end of their life cycles or with respect to which market positions have evolved unfavorably. In the course of doing so, Baxter expects to reallocate capital to more promising opportunities, as described above.

As part of this strategy, Baxter will focus its investments to drive innovation where it has compelling opportunities to serve patients and healthcare professionals while advancing the business and will accelerate the pace in bringing these advances to market. Baxter is in the midst of launching more than 50 products over the next five years in such areas as chronic and acute renal care; smart pump technology; hospital pharmaceuticals and nutritionals; surgical sealants, and more. These comprise a mix of entirely new offerings, marked improvements on existing technologies, and the expansion of current products into new geographies.

Operational Excellence

As part of its pursuit of improved margin performance, Baxter is working to rebase its cost structure, consistent with its emergence as a stand-alone medical products company after the Baxalta separation and distribution. It is also critically assessing optimal support levels in light of the company’s ongoing portfolio optimization efforts.

The company intends to actively manage its cost structure to help ensure it is committing resources to where they will have the greatest value. Such high value activities include supporting innovation, building out the portfolio, expanding patient access and accelerating growth for the company’s stockholders.

Baxter is undergoing a comprehensive review of all aspects of its operations and has already begun to implement changes in line with its business goals.

Maintaining Disciplined and Balanced Capital Allocation

Baxter’s capital allocation strategies include the following:

•	reinvest in the business, by funding opportunities that are positioned to deliver sustainable growth, support the company’s innovation efforts and improve margin performance;

•	return capital to stockholders through stock dividends, to meaningfully increase with earnings growth;

•	opportunistic share repurchases, which may involve utilization of the Retained Shares; and

•	identify and pursue accretive M&A opportunities that generate returns above targeted thresholds.

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

Throughout 2015 the company continued to implement a range of water conservation strategies and facility-based energy saving initiatives. In the area of product stewardship and life cycle management, Baxter is pursuing efforts such as sustainable design and reduced packaging. Baxter is also responding to the challenges of climate change through innovative greenhouse gas emissions-reduction programs, such as shifting to less carbon-intensive energy sources in manufacturing and transport. Additionally, the company developed new long-term goals to drive continued environmental stewardship while creating healthier, more sustainable communities where Baxter employees work and live.

Risk Factors

The company’s ability to sustain long-term growth and successfully execute the strategies discussed above depends in part on the company’s ability to manage within an increasingly competitive and regulated environment and to address the other risk factors described in Item 1A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for 2015, 2014, and 2013.

years ended December 31 (in millions)	2015	2014	2013
Gross Margin
Intangible asset amortization expense	$(158)	$(168)	$(113)
Business optimization items[1]	(38)	11	(47)
Product-related items[2]	28	(64)	(17)
Gambro acquisition and integration items[3]	—	—	(63)
Total Special Items	$(168)	$(221)	$(240)

Impact on Gross Margin Ratio	(1.7 pts )	(2.1 pts )	(2.6 pts )

Marketing and Administrative Expenses
Reserve items and adjustments[5]	$—	$—	$32
Branded Prescription Drug Fee[6]	—	3	—
Business optimization items[1]	79	(4)	78
Product-related items[2]	—	4	—
Gambro acquisition and integration items[3]	73	119	115
Separation-related costs[7]	110	11	—

Total Special Items	$262	$133	$225

Impact on Marketing and Administrative Expense Ratio	2.6 pts	1.2 pts	2.4 pts

Research and Development Expenses
Business development items[4]	$—	$—	$25
Business optimization items[1]	13	2	23
Separation-related costs[7]	1	—	—

Total Special Items	$14	$2	$48

Other Expense (Income), Net
Gambro acquisition and integration items[3]	$—	$25	$77
Business optimization items[1]	(3)	—	—
Reserve items and adjustments[5]	(52)	1	(35)
Loss on debt extinguishment[8]	130	—	—
Business development items[4]	(20)	—	—

Total Special Items	$55	$26	$42

Income Tax Expense
Impact of special items	$(137)	$(137)	$(45)

Total Special Items	$(137)	$(137)	$(45)

Impact on Effective Tax Rate	(10.4 pts )	(12.8 pts )	(0.5 pts )

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

[1]

In 2015, 2014 and 2013, the company’s results were impacted by costs associated with the company’s execution of certain strategies to optimize its organization and global cost structure on a global basis. These actions included streamlining the company’s international operations, rationalizing its manufacturing facilities, reducing its general and administrative infrastructure, re-aligning certain R&D activities and cancelling certain R&D programs. The company recorded net business optimization charges (benefits) of $127 million, $(13) million, and $148 million in 2015, 2014, and 2013, respectively. This included the net benefit from adjustments made in 2014 and 2013 for reserves that are no longer probable of being utilized. Refer to Note 7 in Item 8 for further information regarding these charges and related reserves.

[2]

The company’s 2015 results included a net benefit of $28 million primarily related to adjustments to the COLLEAGUE and SIGMA SPECTRUM infusion pump reserves. The company’s results in 2014 included charges, net of reversals, of $68 million primarily related to product remediation efforts for the SIGMA SPECTRUM infusion pump. In 2013, the company’s results included total charges of $17 million, primarily related to remediation efforts associated with modifications to the SIGMA Spectrum Infusion Pump in conjunction with re-filing for 510(k) clearance. Refer to Note 7 in Item 8 for further information regarding these charges and related reserves.

[3]

The company’s results in 2015 and 2014 included total charges of $73 million and $144 million, respectively, primarily related to the integration of Gambro AB (Gambro). In 2013, the company’s results included total charges of $255 million primarily related to the acquisition and integration of Gambro and losses from the derivative instruments used to hedge the anticipated foreign currency cash outflows for the planned acquisition of Gambro. Refer to Note 5 in Item 8 for further information regarding the acquisition of Gambro.

[4]

The company’s results in 2015 included a benefit of $20 million relating to the reversal of contingent consideration milestone liabilities. The company’s results in 2013 included total charges of $25 million related to upfront payment associated with the one of company’s collaboration arrangements. Refer to Note 5 in Item 8 for further information regarding the company’s acquisitions and other arrangements.

[5]

The company’s results in 2015 included income of $52 million related to a litigation settlement in which Baxter was the beneficiary. The company’s results in 2014 included income of $1 million related to third-party recoveries and reversals of prior litigation reserves. The company’s results in 2013 included income, net of expense, of $3 million related to tax and legal reserves associated with tax and VAT matters in Turkey.

[6]

The company’s results in 2014 included a charge of $3 million to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter of 2014 by the Internal Revenue Service.

[7]	The company’s results in 2015 and 2014 included costs related to the Baxalta separation of $111 million and $11 million, respectively.

[8]	The company’s 2015 results included a loss of $130 million related to its July 2015 tender offer, for certain of its outstanding indebtedness. See Note 8 in Item 8 for additional information.

Net Sales

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2015	2014	2013	2015	2014	2015	2014

Renal	$3,789	$4,172	$3,089	(9)%	35%	1%	38%
Hospital Products	6,179	6,547	6,324	(6)%	4%	1%	4%

Total net sales	$9,968	$10,719	$9,413	(7)%	14%	1%	15%

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2015	2014	2013	2015	2014	2015	2014

United States	$4,001	$3,999	$3,584	0%	12%	0%	12%
International	5,967	6,720	5,829	(11)%	15%	2%	18%

Total net sales	$9,968	$10,719	$9,413	(7)%	14%	1%	15%

Net sales for the year ended December 31, 2015 declined seven percent at actual currency rates but increased one percent on a constant currency basis. Net sales for the year ended December 31, 2014 included $1.6 billion in Gambro sales compared to $513 million in 2013, from the September 6, 2013 acquisition date. Refer to Note 5 in Item 8 for further information regarding the Gambro acquisition.

Foreign currency unfavorably impacted net sales by eight percentage points during the year ended December 31, 2015 compared to the prior year principally due to the strengthening of the U.S. Dollar relative to the Euro, Australian Dollar, Columbian Peso, and certain other currencies. Foreign currency unfavorably impacted net sales by one percentage point during the year ended December 31, 2014 principally due to the strengthening of the U.S. Dollar relative to the Euro, Swedish Krona and certain other currencies.

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

As a result of the segment realignment, the Renal segment is presented as a separate commercial franchise and includes sales of the company’s peritoneal dialysis (PD), hemodialysis (HD) and continuous renal replacement therapies (CRRT).

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

•	Other includes sales primarily from the company’s pharmaceutical partnering business.

The following is a summary of net sales by commercial franchise.

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2015	2014	2013	2015	2014	2015	2014

Total Renal net sales	$3,789	$4,172	$3,089	(9)%	35%	1%	38%

Fluid Systems	$2,106	$2,129	$2,142	(1)%	(1%)	6%	(11)%
Integrated Pharmacy Solutions	2,297	2,535	2,364	(9)%	7%	(2)%	19%
Surgical Care	1,323	1,373	1,307	(4)%	5%	3%	6%
Other	453	510	511	(11)%	—%	(5)%	(2)%

Total Hospital Products net sales	$6,179	$6,547	$6,324	(6)%	4%	1%	4%

Net sales in the Renal segment decreased 9% in 2015 from 2014 but increased 35% in 2014 compared to 2013. Foreign currencies had an unfavorable foreign currency impact of ten percentage points in 2015 and three percentage points in 2014. Net sales in the Hospital Products segment declined 6% in 2015 but increased 4% in 2014. Foreign currencies had an unfavorable impact of seven percentage points in 2015. Excluding the impact of foreign currency, the principal drivers impacting net sales were the following:

•

In the Renal segment, sales increased 1% on a constant currency basis in 2015, driven by continued growth in the number of PD patients globally, which contributed approximately three percentage points, and strong demand in the acute business. These factors were partially offset by lower sales in the chronic in-center HD business, resulting from the decision to forgo certain lower margin sales opportunities, increased austerity measures in Western Europe, and competitive pressures for dialyzers. Sales growth in 2014 was impacted by a full year of Gambro revenues of $1.6 billion compared to $513 million from the September 6, 2013 acquisition date through December 31, 2013. Sales in 2014 also benefited from growth in the number of PD patients in the United States and emerging markets, which contributed approximately four percentage points, partially offset by the divestiture of Baxter’s legacy CRRT business in the first quarter of 2014.

•

In the Fluid Systems franchise, sales increased 6% in 2015 on a constant currency basis driven by increased sales of infusion system products, which contributed approximately four percentage points, including the relaunch of the SIGMA Spectrum infusion pump in the United States, Puerto Rico, and Canada during 2015. Additionally, sales growth in 2015 was impacted by favorable pricing and demand in the United States for the company’s IV therapies, which contributed approximately one percentage point. Sales growth in 2014 was driven by price improvements and strong United States demand for the company’s IV solutions which was offset by a decline in SIGMA Spectrum Infusion Pump sales due to suspension of sales to new accounts commencing with the receipt of an FDA Warning Letter in April 2013.

•

In the Integrated Pharmacy Solutions franchise, sales declined 2% in 2015 on a constant currency basis driven by decreased sales of cyclophosphamide, a generic oncology drug, following a competitor entering the U.S. market in November 2014 which contributed approximately six percentage points. Annual U.S. sales for cyclophosphamide during 2014 were approximately $450 million compared to approximately $270 million in 2015. Excluding the negative impact of foreign exchange and sales of U.S. cyclophosphamide sales in the Integrated Pharmacy Solutions franchise increased 7% driven by a two percentage point increase in revenues from pharmacy compounding services, increased demand for the company’s nutritional therapies, and pharmacy injectable products, including approximately $40 million in sales of Protopam, which contributed two percentage points. The company expects additional competition in 2016 in the U.S. for cyclophosphamide which is anticipated to substantially impact pricing and demand for Baxter’s product, resulting in expected sales of $180 million in 2016. Additionally, given the purchasing pattern associated with Protopam, these sales may not recur in 2016. Sales growth in 2014 was driven by increased sales and favorable pricing of cyclophosphamide in the United States and higher pharmacy compounding revenues as well as strong U.S. demand for nutritional therapies.

•

In the Surgical Care franchise, sales increased 3% in 2015 on a constant currency basis driven by strong global demand for the company’s portfolio of anesthetics products, which contributed three percentage points, offset partially by lower sales of select non-core biosurgery products. Sales growth in 2014 was driven by increased international sales of anesthetics products and surgical sealants TISSEL and FLOSEAL.

•

In the Other franchise, sales were down 5% in 2015 on a constant currency basis compared to 2014 driven by one of the company’s pharmaceutical partners electing to self-manufacture products previously contract manufactured by Baxter, which contributed five percentage point to the decline. This loss was partially offset by sales related to the company’s manufacturing and supply agreement with Baxalta. Sales in 2014 declined 2% on a constant currency basis.

Gross Margin and Expense Ratios

				Change
years ended December 31 (as a percent of net sales)	2015	2014	2013	2015		2014

Gross margin	41.6%	42.7%	44.2%	(1.1 pts	)	(1.5 pts	)
Marketing and administrative expenses	31.0%	30.9%	32.8%	0.1 pts		(1.9 pts	)

Gross Margin

The special items previously identified in the above had an unfavorable impact of 1.7, 2.1 and 2.6 percentage points on the gross margin percentage in 2015, 2014, and 2013, respectively. Refer to the Special Items above for additional detail.

In addition to the impact of the special items, the gross margin percentage in 2015 was unfavorably impacted by decreased sales of cyclophosphamide within the Hospital Products segment, partially offset by improved product mix in the Renal segment.

In addition to the impact of the special items, the 2014 gross margin percentage was unfavorably impacted as a result of the integration of the lower margin Gambro business. Other unfavorable impacts include foreign currency, expedited freight for PD solutions, and manufacturing inefficiencies resulting from lower production volumes as the company continues to make investments to enhance its operations, quality systems and processes.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of 2.6, 1.2 and 2.4 percentage points on the marketing and administrative expenses ratio in 2015, 2014, and 2013, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the marketing and administrative expense ratio in 2015 was impacted by the benefits from the company’s business optimization actions as the company resets its cost structure, reduced its discretionary spending, and benefited from certain costs charged to Baxalta under the transition services agreement. This was partially offset by bad debt expense in emerging markets.

Excluding the impact of the special items, the marketing and administrative expenses ratio in 2014 was unfavorably impacted as a result of inclusion of Gambro’s operations and incremental freight and logistical expenses to support the strong demand for IV and PD solutions. These unfavorable impacts in 2014 were more than offset by savings from the company’s continued focus on controlling discretionary spending, lower pension expense and benefits from the company’s business optimization initiatives.

Pension Plan Expense

Fluctuations in pension plan expense impacted the company’s gross margin and expense ratios. Pension plan expense increased $8 million in 2015 primarily due to a decrease in the discount rate. Pension plan expense decreased $88 million from 2013 to 2014 driven by a decrease in the amortization of actuarial losses. The company currently expects pension expense to decrease in 2016 compared to 2015 by approximately $100 million due to the expected contribution of at least $600 million of Baxalta equity to the U.S. qualified plan, the impact from the change in approach for calculating the service and interest components of the net periodic benefit cost, and an increase in the discount rate. This is offset partially by changes to the mortality assumptions and a reduction in the expected rate of return on plan assets primarily for the U.S. plans.

Business Optimization Items

The company has implemented certain business optimization initiatives in an effort to streamline its operations, rationalize its manufacturing facilities, enhance its general and administrative infrastructure, and re-align certain R&D activities. The company estimates that business optimization activities from 2012 through 2014 have resulted in cumulative savings of approximately $0.27 per diluted share as of December 31, 2015. The company expects additional savings of approximately $0.01 per diluted share as the programs are fully implemented through 2016. The savings from these actions will impact cost of sales, marketing and administrative expenses, and R&D expenses. In 2015, the company recorded charges of $130 million and expects savings of approximately $0.16 per diluted share as the programs are fully implemented through 2017. Refer to Note 7 in Item 8 for additional information regarding the company’s business optimization initiatives.

Research and Development

				Percent change
years ended December 31 (in millions)	2015	2014	2013	2015	2014

Research and development expenses	$603	$610	$582	(1%)	5%
as a percent of net sales	6.0%	5.7%	6.2%	0.3 pts	(0.5 pts)

The special items identified above had an unfavorable impact of $14 million, $2 million and $48 million in 2015, 2014 and 2013, respectively.

R&D expenses in 2015 declined as the company worked to balance increased investments with efforts to optimize its overall R&D expenditures. The increase in R&D expenses in 2014 was driven by contributions from the acquisition of Gambro and additional investments in renal therapies.

Net Interest Expense

Net interest expense was $126 million, $145 million, and $128 million in 2015, 2014, and 2013, respectively. The decrease in 2015 was principally driven by the debt tender offer completed in July 2015 and the maturity of $600 million of 4.625% senior unsecured notes in March 2015, partially offset by higher interest on the company’s short term revolving credit facility, lower capitalized interest, and lower income from interest rate hedging activities. The increase in 2014 was driven by an increase in debt from the issuance of $3.5 billion of senior unsecured notes in June 2013, which was partially offset by the maturity of $350 million of 4.0% senior unsecured notes in March 2014, and the company’s interest rate swap hedging activities. Refer to Note 3 in Item 8 for a summary of the components of net interest expense for 2015, 2014 and 2013.

Other (Income) Expense, Net

Other (income) expense, net was income of $105 million in 2015, expense of $21 million in 2014 and income of $7 million in 2013. Current year results were driven primarily by $52 million of income related to a favorable litigation settlement, $38 million income from the sale of available-for-sale securities, and $113 million of income related to foreign currency fluctuations principally relating to intercompany receivables, payables and monetary assets denominated in a foreign currency, partially offset by a $130 million loss on extinguishment of debt related to the July 2015 debt tender offer.

Segment EBITDA

The company uses income from continuing operations before net interest expense, income tax expense, depreciation and amortization expense (Segment EBITDA), on a segment basis to make resource allocation decisions and assess the ongoing performance of the company’s business segments. Refer to Note 17 in Item 8 for additional details regarding the company’s segments. The following is a summary of significant factors impacting the segments’ financial results.

Renal

Segment EBITDA was $566 million, $666 million, and $670 million in 2015, 2014, and 2013, respectively. EBITDA declined in 2015 due to unfavorable foreign currency, the impairment of certain intangible assets, investments in certain quality programs and manufacturing capabilities, partially offset by efficiencies related to the integration of the Gambro business. EBITDA in 2014 was impacted by a $1.1 billion increase in sales from Gambro as 2014 included 12 months of sales compared to four months in 2013. EBITDA in 2014 was also impacted by unfavorable foreign currency, the integration of the lower margin Gambro business, and incremental freight and logistical expenses.

Hospital Products

Segment EBITDA was $2.0 billion, $2.2 billion, $2.2 billion in 2015, 2014, and 2013. EBITDA in 2015 was impacted primarily by unfavorable foreign currency and decreased sales of the high margin cyclophosphamide product. This was offset by a reduction in costs incurred in 2014 related to manufacturing inefficiencies and quality costs EBITDA in 2014 benefited from an increase in net sales. This was partially offset by foreign currency and increased costs related to manufacturing inefficiencies and quality initiatives.

Corporate and other

Certain income and expense amounts are not allocated to a segment. These amounts are detailed in the table in Note 17 in Item 8 and primarily include net interest expense, foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, international global support, stock compensation expense, non-strategic investments and related income and expense, certain employee benefit plan costs as well as certain nonrecurring gains, losses, and other charges (such as business optimization and asset impairments).

Income Taxes

Effective Income Tax Rate

The effective income tax rate for continuing operations was 8.2% in 2015, 6.7% in 2014, and 16.0% in 2013. The company anticipates that the effective income tax rate for continuing operations, calculated in accordance with GAAP, will be approximately 19.5% in 2016, excluding any impact from additional audit developments or other special items.

The company’s effective tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes and foreign taxes that are different than the U.S. federal statutory rate. The average foreign effective tax rate on international pre-tax income for continuing operations was 27.5%, 24.1% and 26.1% for the years ended December 31, 2015, 2014 and 2013, respectively. The company’s average foreign effective tax rate was lower than the U.S. federal statutory rate as a result of the impact of tax incentives in Puerto Rico, Switzerland and certain other tax jurisdictions outside of the United States, as well as foreign earnings in tax jurisdictions with lower statutory rates than the United States. Adversely impacting the foreign rate were foreign loss making operations that did not receive tax benefits due to the losses resulting in, or contributing to, the need for a valuation allowance. In addition, as discussed further below, the company’s effective income tax rate can be impacted in each year by discrete factors or events. Refer to Note 15 in Item 8 for further information regarding the company’s income taxes.

Factors adversely impacting the company’s effective tax rate in 2015 included charges related to contingent tax matters primarily related to transfer pricing and the separation of Baxalta as well as the need to record valuation allowances for some loss making entities. Partially offsetting the foregoing adverse factors was a benefit from reaching a settlement of the Puerto Rico excise tax matter as well as the U.S. R&D credit resulting from the retroactive reinstatement in December 2015 of the Protecting Americans from Tax Hikes Act of 2015.

Factors impacting the company’s effective tax rate in 2014 included the favorable settlement of a portion of the company’s contingent tax matter related to operations in Turkey as well as a favorable shift of earnings from high to low tax jurisdictions compared to the prior period. Additionally, the effective tax rate was unfavorably impacted by increases in valuation allowances due to the tax benefit from losses that the company does not believe that it is more likely than not to realize and interest expense related to the company’s unrecognized tax benefits.

Factors impacting the company’s effective tax rate in 2013 were gains of $53 million and $38 million for the reduction of certain contingent payment liabilities related to the prior acquisitions of Prism and ApaTech, respectively, for which there were no tax charges. Also impacting the effective tax rate was a cost of sales reduction of $37 million for an adjustment to the COLLEAGUE infusion pump reserves when the company substantially completed the recall in the United States in 2012, for which there was no tax charge. These items were offset by a change in the earnings mix from lower tax to higher tax rate jurisdictions compared to the prior year period as well as charges for contingent tax matters principally related to the company’s operations in Turkey.

As described in Note 15 in Item 8, management intends to reinvest past earnings in several jurisdictions outside of the United States indefinitely. The company will continue to evaluate its global financial structure and U.S. cash needs as part of its completed separation into two independent, global healthcare companies.

Income from Continuing Operations and Earnings per Diluted Share

Income from continuing operations was $393 million in 2015, $457 million in 2014, and $315 million in 2013. Income from continuing operations per diluted share was $0.72 in 2015, $0.83 in 2014, and $0.57 in 2013. The significant factors and events causing the net changes from 2014 to 2015 and from 2013 to 2014 are discussed above. Additionally, income from continuing operations per diluted share was positively impacted by the repurchase of eight million shares in 2014 and 13 million shares in 2013. Refer to Note 12 in Item 8 for further information regarding the company’s stock repurchases.

Income from Discontinued Operations

The following table is a summary of the operating results of Baxalta, which have been reflected as discontinued operations for the years ended December 31, 2015, 2014 and 2013.

Years ended December 31 (in millions)	2015	2014	2013

Net sales	$2,895	$6,523	$5,847
Total income from discontinued operations before income taxes	752	2,562	2,175
Income tax expense	177	522	478
Total income from discontinued operations	$575	$2,040	$1,697

Refer to Note 2 in Item 8 for additional information regarding the separation of Baxalta. Unless otherwise stated, financial results herein reflect continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

The company’s cash flows reflect both continuing and discontinued operations.

Cash Flows from Operations — Continuing Operations

Operating cash flows from continuing operations totaled $1.1 billion in 2015, $1.2 billion in 2014, and $1.3 billion in 2013. Cash flows declined in 2015 as compared to 2014 and increased in 2014 as compared to 2013 due to the factors discussed below. The cash flows from continuing operations in 2015 was impacted by a $52 million legal settlement received in the second quarter as well as $114 million of payments related to the July 2015 debt tender offer.

Accounts Receivable

Cash flows relating to accounts receivable increased in 2015 and decreased in 2014 as the days sales outstanding increased in 2015 and decreased in 2014. Days sales outstanding were 56.2 days, 54.2 days, and 61.1 days for 2015, 2014, and 2013, respectively. Days sales outstanding increased in 2015 driven by slower collections in the United States. Days sales outstanding in 2014 included an unfavorable impact from the acquisition of Gambro which generally has longer days sales outstanding but was offset by an improvement in collection periods in both the U.S. and certain international markets as well as the favorable impact of foreign currency.

Inventories

Cash outflows for inventories declined in 2015 and increased in 2014. The following is a summary of inventories at December 31, 2015 and 2014, as well as inventory turns by segment for 2015, 2014 and 2013. Inventory turns for the year are calculated as the annualized fourth quarter cost of sales divided by the year-end inventory balance.

	Inventories		Inventory turns
(in millions, except inventory turn data)	2015	2014	2015	2014	2013

Renal	$605	$618	3.7	3.6	4.4
Hospital Products	955	959	3.6	3.7	3.6
Other	44	—	n/a	n/a	n/a

Total company	$1,604	$1,577	3.6	3.7	3.9

Segment inventory levels remained consistent from 2014 to 2015. The decrease in inventory turns in 2014 compared to 2013 was driven by higher cost of sales in 2013 compared to 2014 associated with Gambro purchase accounting adjustments and business optimization charges.

Other

The changes in accounts payable and accrued liabilities were an inflow of $236 million in 2015, a $37 million outflow in 2014, and an inflow of $175 million in 2013. The changes were primarily driven by the timing of payments to suppliers as well as timing of tax payments.

Payments related to the execution of the infusion pump recalls and the company’s business optimization initiatives were $112 million in 2015, $124 million in 2014, and $94 million in 2013. Refer to Note 7 in Item 8 for further information regarding the infusion pump recall and the business optimization initiatives.

Net cash outflows in other balance sheet items were $318 million, $17 million, and $26 million in 2015, 2014, and 2013, respectively. The changes during 2015 and 2014 were primarily driven by prepaid expenses and hedging activity. Additionally, cash contributions to the company’s pension plans totaled $157 million, $74 million, and $67 million in 2015, 2014, and 2013, respectively.

Cash Flows from Investing Activities — Continuing Operations

Capital Expenditures

Capital expenditures relating to continuing operations totaled $911 million in 2015, $925 million in 2014, and $706 million in 2013. The company’s capital expenditures in 2015 and 2014 were driven by additional investments in projects to support production of PD and IV solutions as well as expansion plans to meet the growing global demand for dialyzers. The company continues to invest in projects that enhance its cost structure and manufacturing capabilities, supports the company’s strategy of geographic expansion with select investments in growing markets and support an ongoing strategic focus on R&D.

Acquisitions and Investments

Net cash outflows related to acquisitions and investments were $34 million in 2015, $95 million in 2014, and $3.7 billion in 2013. The cash outflows in 2015 were driven by the acquisition of the rights to cefazolin injection in GALAXY Container (2g/100mL). The cash outflows in 2014 were driven by the acquisitions of IC Net International Ltd and certain investments. The cash outflows in 2013 included $3.6 billion for the acquisition of Gambro (net of cash acquired of $88 million). Also included was an upfront payment of $25 million associated with the company’s collaboration arrangement with JW Holdings Corporation.

Refer to Note 5 in Item 8 for further information about these acquisitions and other arrangements.

Divestitures and Other Investing Activities

Net cash inflows relating to divestitures and other investing activities were $84 million in 2015, $99 million in 2014, and $31 million in 2013. Cash inflows in 2015 were driven by the sale of certain investments and other assets. Cash inflows in 2014 primarily related to proceeds from the divestiture of Baxter’s legacy CRRT business and the sale of certain investments. Cash inflows in 2013 primarily related to various sales of certain investments and other assets.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations totaled $2.5 billion in 2015 driven by approximately $6.9 billion in issuances of debt primarily related to the Baxalta senior notes and borrowings under the company’s revolving credit facilities. The company purchased an aggregate of approximately $2.7 billion in principal amount of its notes through two debt tender offers that closed in July 2015. Additionally, the company repaid $600 million of 4.625% senior unsecured notes that matured in March 2015 as well as the borrowings under the company’s Euro-denominated revolving credit facility. The company issued and redeemed commercial paper throughout the year, and had $300 million outstanding as of December 31, 2015.

Net cash outflows related to debt and other financing obligations totaled $113 million in 2014 driven by approximately $1 billion in repayments, which included $500 million of floating rate senior unsecured notes that matured in December 2014 as well as $350 million of 4.0% senior unsecured notes that matured in March 2014. The company issued and redeemed commercial paper throughout the year, and had $875 million outstanding as of December 31, 2014.

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

The company’s debt instruments discussed above are unsecured and contain certain covenants, including restrictions relating to the company’s issuance of secured debt.

Other Financing Activities

In connection with the separation, Baxter transferred $2.1 billion of cash to Baxalta.

Cash dividend payments totaled $0.9 billion in 2015, $1.1 billion in 2014, and $1.0 billion in 2013. The decrease in cash dividend payments in 2015 was primarily due to the fourth quarter dividend declining to $0.115 per share, compared to $0.52 per share for quarterly dividends beginning after May 2014.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans totaled $200 million, $369 million, and $508 million in 2015, 2014, and 2013, respectively. Total realized excess tax benefits, which were $7 million in 2015, $24 million in 2014, and $34 million in 2013, are presented in the consolidated statements of cash flows as an inflow in the financing section and an outflow in the operating section. Approximately $9 million in 2014 and $13 million in 2013 of realized excess tax benefits are recognized within operating cash flows from discontinued operations.

As authorized by the Board of Directors, the company repurchases its stock depending on the company’s cash flows, net debt level and market conditions. The company did not repurchase any stock during 2015. The company repurchased 8 million shares for $550 million in 2014 and 13 million shares for $913 million in 2013. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock and $0.5 billion remained available as of December 31, 2015.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

Effective July 1, 2015, the company terminated its $1.5 billion U.S. dollar-denominated revolving credit facility and €300 million Euro-denominated revolving credit facility, which were set to mature in December 2015, in connection with the separation and distribution. In connection with such terminations, the company entered into credit agreements providing for a senior U.S. dollar-denominated revolving credit facility in an aggregate principal amount of up to $1.5 billion maturing in 2020, as well as a Euro-denominated senior revolving credit facility in an aggregate principal amount of up to €200 million maturing in 2020. The company may, at its option, seek to increase the aggregate commitment under the new U.S. facility by up to an additional $750 million. The new facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio and maximum interest coverage ratio.

Additionally, as of December 31, 2015, the company had a third revolving credit facility, with a maximum capacity of $1.8 billion, which was scheduled to mature on the earlier of March 28, 2016 and the date on which commitments under the facility have been reduced to zero or terminated in whole pursuant to the terms thereof. On January 27, 2016, Baxter exchanged approximately 37.6 million shares of Baxalta common stock for the $1.45 billion aggregate principal amount outstanding under this revolving credit facility. This exchange extinguished all outstanding indebtedness under the facility. In connection with the exchange of Baxalta common stock, Baxter will recognize approximately $1.2 billion of realized gains in the first quarter of 2016.

As of December 31, 2015, prior to giving effect to the termination of the company’s $1.8 billion revolving credit facility, the company’s U.S. dollar-denominated revolving credit facilities and Euro-denominated senior revolving credit facility had a maximum capacity of $3.3 billion and approximately $220 million, respectively.

As of December 31, 2015, the company was in compliance with the financial covenants in these agreements. During 2015, the company borrowed $1.5 billion which is outstanding as of December 31, 2015, under its $1.8 billion U.S. dollar-denominated revolving credit facility at a weighted average interest rate of 1.41%. The non-performance of any financial institution supporting either of its remaining credit facilities (after giving effect to the termination of the company’s $1.8 billion revolving credit facility) would reduce the maximum capacity of such facilities by each institution’s respective commitment thereunder.

The company also maintains other credit arrangements, as described in Note 8 in Item 8.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.2 billion of cash and equivalents as of December 31, 2015, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

Baxter held an investment in Baxalta common stock with a fair value of approximately $5.1 billion as of December 31, 2015 (prior to giving effect to the exchange described above in “Credit Facilities”). This ownership interest provides the rights to dividends declared on Baxalta’s common stock, including a $0.07 per share cash dividend paid on January 4, 2016. As discussed above in “Credit Facilities,” on January 27, 2016, Baxter exchanged 37,573,040 shares of Baxalta common stock for all of the indebtedness outstanding under its prior $1.8 billion revolving credit facility. After giving effect to this exchange, Baxter has 94,329,679 remaining Baxalta shares. Baxter currently intends to use such shares (or proceeds therefrom) to repurchase or retire additional indebtedness and make contributions to the company’s U.S. qualified pension plan. The company may also conduct stock for stock exchanges and make stock distributions. On January 11, 2016, Baxter entered into a letter agreement with Baxalta and Shire plc (Shire) in connection with Shire’s planned acquisition of Baxalta. The letter agreement, among other things, addresses certain aspects of the tax matters agreement and modifies certain aspects of the shareholder’s and registration rights agreement, each entered into in connection with the separation and distribution. In accordance with the terms of the shareholder’s and registration rights agreement (as amended by the letter agreement), Baxter may cause Baxalta to register the shares of Baxalta common stock held by Baxter under the U.S. Securities Act of 1933, as amended, in accordance with the terms thereof, and provide certain support in connection with the planned dispositions of such shares. Baxter caused Baxalta to register the public offering of the 37,573,040 Baxalta shares that Baxter exchanged as described above in accordance with the terms of the related agreements. In 2016, the company will look to further deploy the remaining Baxalta equity through a combination of additional debt for equity and equity for equity exchanges as well as make a contribution of at least $600 million of equity to its U.S. qualified pension plan subject to final regulatory approval.

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, which have experienced deterioration in credit and economic conditions. As of December 31, 2015, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $211 million.

While these economic conditions have not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

The company’s credit ratings at December 31, 2015 were as follows:

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	BBB+	Baa2
Short-term debt	A2	F2	P2
Outlook	Negative	Stable	Stable

In May 2015, Moody’s downgraded Baxter’s senior debt from A3 to Baa2. Fitch also downgraded Baxter’s senior debt from A to BBB+ as well as Baxter’s short-term debt from F1 to F2. The downgrades reflect the impact of the Baxalta separation as detailed in Note 2 in Item 8.

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

Contractual Obligations

As of December 31, 2015, the company had contractual obligations, excluding accounts payable and accrued liabilities (other than the current portion of unrecognized tax benefits), payable or maturing in the following periods.

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years

Short-term debt	$1,775	$1,775	$ —	$—	$ —
Long-term debt and capital lease obligations, including current maturities	4,767	810	1,778	1,097	1,082
Interest on short- and long-term debt and capital lease obligations[1]	989	116	157	81	635
Operating leases	714	149	231	158	176
Other long-term liabilities[2]	739	—	144	61	534
Purchase obligations[3]	686	334	289	59	4
Unrecognized tax benefits[4]	97	97	—	—	—

Contractual obligations[5]	$9,767	$3,281	$2,599	$1,456	$2,431

[1]

Interest payments on debt and capital lease obligations are calculated for future periods using interest rates in effect at the end of 2015. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2015. Refer to Note 8 and Note 9 in Item 8 for further discussion regarding the company’s debt instruments and related interest rate agreements outstanding at December 31, 2015.

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

The company contributed $157 million, $74 million, and $67 million to its defined benefit pension plans in 2015, 2014, and 2013, respectively. Most of the company’s plans are funded. The timing of funding in the future is uncertain and is dependent on future movements in interest rates and investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes pension plan cash outflows. The pension plan balance included in other long-term liabilities (and excluded from the table above) totaled $1.7 billion at December 31, 2015.

[3]

Includes the company’s significant contractual unconditional purchase obligations. For cancelable agreements, any penalty due upon cancellation is included. These commitments do not exceed the company’s projected requirements and are in the normal course of business. Examples include firm commitments for raw material purchases, utility agreements and service contracts.

[4]

Due to the uncertainty related to the timing of the reversal of uncertain tax positions, the long-term liability relating to uncertain tax positions of $112 million at December 31, 2015 has been excluded from the table above.

[5]

Excludes contingent liabilities. These amounts have been excluded from the contractual obligations above due to uncertainty regarding the timing and amount of future payments. Refer to Notes 10 and 11 in Item 8 for additional information regarding these commitments.

Off-Balance Sheet Arrangements

Baxter periodically enters into off-balance sheet arrangements. Certain contingencies arise in the normal course of business, and are not recorded in the consolidated balance sheet in accordance with GAAP (such as contingent joint development and commercialization arrangement payments). Also, upon resolution of uncertainties, the company may incur charges in excess of presently established liabilities for certain matters (such as contractual indemnifications). For a discussion of the company’s significant off-balance sheet arrangements, refer to Note 10 in Item 8 for information regarding receivable securitizations, Note 11 in Item 8 regarding joint development and commercialization arrangements and indemnifications, and Note 16 in Item 8 regarding legal contingencies.

FINANCIAL INSTRUMENT MARKET RISK

The company operates on a global basis and is exposed to the risk that its earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. The company’s hedging policy attempts to manage these risks to an acceptable level based on the company’s judgment of the appropriate trade-off between risk, opportunity and costs. Refer to Note 9 and Note 10 in Item 8 for further information regarding the company’s financial instruments and hedging strategies.

Currency Risk

The company is primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Columbian Peso, Brazilian Real, Swedish Krona, and Mexican Peso. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. Financial market and currency volatility may limit the company’s ability to cost-effectively hedge these exposures.

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2015 is 12 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. The devaluation of the Venezuelan Bolivar and designation of Venezuela as highly inflationary did not have a material impact on the financial results of the company. As of December 31, 2015, the company’s subsidiary in Venezuela had net assets of $43 million denominated in the Venezuelan Bolivar. In 2015, net sales in Venezuela represented less than 1% of Baxter’s total net sales.

As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at December 31, 2015, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $5 million with respect to those contracts would decrease by $17 million, resulting in a net liability position. A similar analysis performed with respect to option and forward contracts outstanding at December 31, 2014 indicated that, on a net-of-tax basis, the net asset balance of $12 million would decrease by $72 million.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at December 31, 2015 by replacing the actual exchange rates at December 31, 2015 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

As part of its risk management program, the company performs sensitivity analyses to assess potential gains and losses in earnings relating to hypothetical movements in interest rates. A 29 basis-point increase in interest rates (approximately 10% of the company’s weighted-average interest rate during 2015) affecting the company’s financial instruments, including debt obligations and related derivatives, would have an immaterial effect on the company’s 2015, 2014 and 2013 earnings and on the fair value of the company’s fixed-rate debt as of the end of each fiscal year.

As discussed in Note 10 in Item 8, the fair values of the company’s long-term litigation liabilities were computed by discounting the expected cash flows based on currently available information. A 10% movement in the assumed discount rate would have an immaterial effect on the fair values of those liabilities.

With respect to the company’s investments in affiliates, the company believes any reasonably possible near-term losses in earnings, cash flows and fair values would not be material to the company’s consolidated financial position.

CHANGES IN ACCOUNTING STANDARDS

Refer to Note 1 in Item 8 for information on changes in accounting standards.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 in Item 8. Certain of the company’s accounting policies are considered critical because these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments by the company, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from the company’s estimates could have an unfavorable effect on the company’s results of operations and financial position. There have been no significant changes in the company’s application of its critical accounting policies during 2015. The company’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors. The following is a summary of accounting policies that the company considers critical to the consolidated financial statements.

Revenue Recognition and Related Provisions and Allowances

The company’s policy is to recognize revenues from product sales and services when earned. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The shipping terms for the majority of the company’s revenue arrangements are FOB destination. The company sometimes enters into arrangements in which it commits to delivering multiple products or services to its customers. In these cases, total arrangement consideration is allocated to the deliverables based on their relative selling prices. Then the allocated consideration is recognized as revenue in accordance with the principles described above. Selling prices are determined by applying a selling price hierarchy. Selling prices are determined using vendor specific objective evidence (VSOE), if it exists. Otherwise, selling prices are determined using third party evidence (TPE). If neither VSOE nor TPE is available, the company uses its best estimate of selling prices.

Provisions for rebates, chargebacks to wholesalers and distributors, returns, and discounts (collectively, “sales deductions”) are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. The sales deductions are based primarily on estimates of the amounts earned or that will be claimed on such sales.

The company periodically and systematically evaluates the collectability of accounts receivable and determines the appropriate reserve for doubtful accounts. In determining the amount of the reserve, the company considers historical credit losses, the past-due status of receivables, payment history and other customer-specific information, and any other relevant factors or considerations.

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

Pension and Other Postemployment Benefit (OPEB) Plans

The company provides pension and other postemployment benefits to certain of its employees. These employee benefit expenses are reported in the same line items in the consolidated income statement as the applicable employee’s compensation expense. The valuation of the funded status and net periodic benefit cost for the plans is calculated using actuarial assumptions. These assumptions are reviewed annually, and revised if appropriate. The significant assumptions include the following:

•	interest rates used to discount pension and OPEB plan liabilities;

•	the long-term rate of return on pension plan assets;

•	rates of increases in employee compensation (used in estimating liabilities);

•	anticipated future healthcare trend rates (used in estimating the OPEB plan liability); and

•	other assumptions involving demographic factors such as retirement, mortality and turnover (used in estimating liabilities).

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

The company’s key assumptions are listed in Note 13 in Item 8. The most critical assumptions relate to the plans covering U.S. and Puerto Rico employees, because these plans are the most significant to the company’s consolidated financial statements.

Discount Rate Assumption

Effective for the December 31, 2015 measurement date, the company utilized discount rates of 4.36% and 4.12% to measure its benefit obligations for the U.S. and Puerto Rico pension plans and OPEB plan, respectively. The company used a broad population of approximately 200 Aa-rated corporate bonds as of December 31, 2015 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum amount outstanding of $50 million. This population of bonds was narrowed from a broader universe of approximately 700 Moody’s Aa rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds Baxter would most likely select if it were to actually annuitize its pension and OPEB plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the U.S. and Puerto Rico plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

For plans in Canada, Japan, the United Kingdom and the Eurozone, the company uses a method essentially the same as that described for the U.S. and Puerto Rico plans. For the company’s other international plans, the discount rate is generally determined by reviewing country- and region-specific government and corporate bond interest rates.

To understand the impact of changes in discount rates on pension and OPEB plan cost, the company performs a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point (i.e., one-half of one percent) increase in the discount rate, global pre-tax pension and OPEB plan cost would decrease by approximately $42 million, and for each 50 basis point decrease in the discount rate, global pre-tax pension and OPEB plan cost would increase by approximately $50 million.

Effective January 1, 2016, the company will change its approach used to calculate the service and interest components of net periodic benefit cost. Previously, the company calculated the service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The company has elected an alternative approach that utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The company believes this approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The company will account for this change prospectively as a change in estimate. As a result of this change, in 2016 the company estimates that the service cost and interest cost for these plans will be reduced by approximately $40 million in 2016 compared to the previous method.

Return on Plan Assets Assumption

In measuring the net periodic cost for 2015, the company used a long-term expected rate of return of 7.25% for the pension plans covering U.S. and Puerto Rico employees. This assumption will decrease to 7.00% in 2016. This assumption is not applicable to the company’s OPEB plan because it is not funded.

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

Other Assumptions

For the U.S. and Puerto Rico plans, beginning with the December 31, 2014 measurement date, the company used the RP 2014 combined mortality table adjusted to reflect Baxter specific past experience with improvements projected using the generational BB-2D projection scale adjusted to a long term improvement of 0.8% in 2027. At the December 31, 2015 measurement date, the company refined its Baxter specific past experience adjustment which will result in approximately $15 million of incremental expense in 2016. For all other pension plans, the company utilized country- and region-specific mortality tables to calculate the plans’ benefit obligations. The company periodically analyzes and updates its assumptions concerning demographic factors such as retirement, mortality and turnover, considering historical experience as well as anticipated future trends.

The assumptions relating to employee compensation increases and future healthcare costs are based on historical experience, market trends, and anticipated future company actions. Refer to Note 13 in Item 8 for information regarding the sensitivity of the OPEB plan obligation and the total of the service and interest cost components of OPEB plan cost to potential changes in future healthcare trend rates.

Legal Contingencies

The company is involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. Refer to Note 16 f in Item 8 or further information. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. The company has established reserves for certain of its legal matters. The company is not able to estimate the amount or range of any loss for certain of the legal contingencies for which there is no reserve or additional loss for matters already reserved. At December 31, 2015, total legal liabilities were $29 million.

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

Impairment of Assets

Goodwill and other indefinite-lived intangible assets are subject to impairment reviews annually, and whenever indicators of impairment exist. The company assesses goodwill for impairment based on its reporting units, which are the same as its operating segments, Renal and Hospital Products. As of December 31, 2015, the date of the company’s annual impairment review, the fair value of the company’s reporting units were in excess of their carrying values. The company performs a qualitative assessment of other indefinite-lived intangible assets, including IPR&D, at least annually. If the intangible asset is determined to be more likely than not impaired as a result of the assessment, the company completes a quantitative impairment test. Intangible assets with definite lives and other long-lived assets (such as fixed assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Refer to Note 1 in Item 8 for further information. The company’s impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, foreign currency exchange rates, the selection of an appropriate discount rate, asset groupings, and other assumptions and estimates. The estimates and assumptions used are consistent with the company’s business plans and when applicable, market participant’s views of the company and similar companies. The use of alternative estimates and assumptions could increase or decrease the estimated fair values of the assets, and potentially result in different impacts to the company’s results of operations. Actual results may differ from the company’s estimates.

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

Current outstanding PSUs are based either on return on invested capital (ROIC) or are based upon Baxter stock performance relative to the company’s peer group. The vesting condition for such PSUs based on return on invested capital (ROIC) have annual performance targets set at the beginning of the year for each tranche of the award during the three-year service period. The holder of the ROIC PSUs is entitled to receive a number of shares of common stock equal to a percentage, ranging from 0% to 200%, of the ROIC PSUs granted, depending on the actual results compared to the annual performance targets. Compensation cost for the ROIC PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each tranche of the award are established. The fair value of the awards is determined based on the quoted price of the company’s stock on the grant date for each tranche of the award. The compensation cost for ROIC PSUs is adjusted at each reporting date to reflect the estimated probability of achieving the vesting condition. The probability of achieving the ROIC vesting condition has not materially changed during the year ended December 31, 2015. The vesting condition for PSUs based on Baxter stock performance relative to the company’s peer group is fair valued using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award. Refer to Note 12 in Item 8 for additional information.

CERTAIN REGULATORY MATTERS

In July 2014, the company received a Warning Letter from FDA primarily relating to processes implemented to ensure the absence of particulate matter or leaks associated with products manufactured at the company’s Aibonito, Puerto Rico, plant. In October 2015, FDA lifted the Warning Letter.

In January 2014, the company received a Warning Letter from FDA primarily directed to quality systems for the company’s Round Lake, Illinois, facility, particularly in that facility’s capacity as a specification developer for certain of the company’s medical devices. The company received a separate Warning letter in December 2013 that included observations related to the company’s ambulatory infuser business in Irvine, California, which previously had been subject to agency action.

In June 2013, the company received a Warning Letter from FDA regarding operations and processes at its North Cove, North Carolina and Jayuya, Puerto Rico facilities and in November 2015 attended a Regulatory Meeting with FDA concerning the Jayuya facility. The Warning Letter addresses observations related to Current Good Manufacturing Practice (CGMP) violations at the two facilities.

In June 2010, the company received a Warning Letter from FDA in connection with an inspection of its McGaw Park, Illinois facility, which previously supported the Renal franchise. The company’s Round Lake facility now provides the related capacity for the Renal franchise. The Warning Letter pertains to the processes by which the company analyzes and addresses product complaints through corrective and preventative action, and reports relevant information to FDA.

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

FORWARD-LOOKING INFORMATION

This annual report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, future regulatory filings and the company’s R&D pipeline, strategic objectives, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risks, the impact of the recent separation of the biopharmaceuticals and medical products businesses, the impact of competition, future sales growth, business development activities, business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the sufficiency of the company’s facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of the company’s experience and perception of historical trends, current conditions, and expected future developments as well as other factors that the company believes are appropriate in the circumstances. While these statements represent the company’s current judgment on what the future may hold, and the company believes these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	failure to achieve our long-term financial improvement goals;

•	demand for and market acceptance risks for and competitive pressures related to new and existing products;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•

future actions of FDA, EMA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;

•	failures with respect to the company’s compliance programs;

•	future actions of third parties, including third-party payers, as healthcare reform and other similar measures are implemented in the United States and globally;

•	the impact of U.S. healthcare reform and other similar actions undertaken by foreign governments with respect to pricing, reimbursement, taxation and rebate policies;

•

additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies;

•	the company’s ability to identify business development and growth opportunities and to successfully execute on business development strategies;

•	the company’s ability to finance and develop new products or enhancements internally, on commercially acceptable terms or at all;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, governmental collaborations and other business development activities;

•	the availability and pricing of acceptable raw materials and component supply;

•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing or supply difficulties;

•	the company’s ability to achieve the intended results associated with the recent separation of its biopharmaceuticals and medical products businesses or targeted margin improvements;

•	the company’s ability to dispose of the Retained Shares in a tax-efficient manner;

•	the impact of any future tax liability with respect to the separation and distribution, including with respect to disposition of the Retained Shares;

•	any failure by Baxalta or Shire to satisfy its obligation under the separation agreements, including the tax matters agreement, or the Letter Agreement;

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

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

as of December 31 (in millions, except share information)		2015	2014

Current assets	Cash and equivalents	$2,213	$2,925
	Accounts and other current receivables, net	1,731	1,884
	Inventories	1,604	1,577
	Prepaid expenses and other	855	478
	Investment in Baxalta common stock	5,148	—
	Current assets held for disposition	245	3,298
	Total current assets	11,796	10,162

Property, plant and equipment, net		4,386	4,434

Other assets	Goodwill	2,687	2,927
	Other intangible assets, net	1,349	1,620
	Other	757	930
	Non-current assets held for disposition	—	6,065
	Total other assets	4,793	11,542

	Total assets	$20,975	$26,138

Current liabilities	Short-term debt	$1,775	$913
	Current maturities of long-term debt and lease obligations	810	785
	Accounts payable and accrued liabilities	2,666	2,677
	Current income taxes payable	453	336
	Current liabilities held for disposition	46	1,326
	Total current liabilities	5,750	6,037

Long-term debt and lease obligations		3,935	7,331

Other long-term liabilities		2,425	2,937

Non-current liabilities held for disposition		—	1,677

Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2015 and 2014	683	683
	Common stock in treasury, at cost, 135,839,938 shares in 2015 and 141,116,857 shares in 2014	(7,646)	(7,993)
	Additional contributed capital	5,902	5,853
	Retained earnings	9,683	13,227
	Accumulated other comprehensive income (loss)	224	(3,650)

	Total Baxter shareholders’ equity	8,846	8,120

	Noncontrolling interests	19	36

	Total equity	8,865	8,156

	Total liabilities and equity	$20,975	$26,138

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

years ended December 31 (in millions, except per share data)	2015	2014	2013

Net sales	$9,968	$10,719	$9,413
Cost of sales	5,822	6,138	5,251

Gross margin	4,146	4,581	4,162

Marketing and administrative expenses	3,094	3,315	3,084
Research and development expenses	603	610	582

Operating income	449	656	496

Net interest expense	126	145	128
Other (income) expense, net	(105)	21	(7)

Income from continuing operations before income taxes	428	490	375
Income tax expense	35	33	60

Income from continuing operations	393	457	315
Income from discontinued operations, net of tax	575	2,040	1,697

Net income	$968	$2,497	$2,012

Income from continuing operations per common share
Basic	$0.72	$0.84	$0.58

Diluted	$0.72	$0.83	$0.57

Income from discontinued operations per common share
Basic	$1.06	$3.77	$3.12

Diluted	$1.04	$3.73	$3.09

Net income per common share
Basic	$1.78	$4.61	$3.70

Diluted	$1.76	$4.56	$3.66

Weighted-average number of common shares outstanding
Basic	545	542	543

Diluted	549	547	549

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

years ended December 31 (in millions)	2015	2014	2013

Net income	$968	$2,497	$2,012
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax (benefit) expense of ($107) in 2015, ($132) in 2014 and $41 in 2013	(1,094)	(1,332)	236
Pension and other employee benefits, net of tax expense (benefit) of $104 in 2015, ($193) in 2014 and $309 in 2013	165	(400)	592
Hedging activities, net of tax expense of $9 in 2015, $14 in 2014 and $7 in 2013	15	24	15
Available-for-sale securities, net of tax expense (benefit) of $6 in 2015, ($2) in 2014 and ($3) in 2013	4,438	34	(9)

Total other comprehensive income (loss), net of tax	3,524	(1,674)	834

Comprehensive income	$4,492	$823	$2,846

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31 (in millions) (brackets denote cash outflows)		2015	2014	2013

Cash flows from	Net income	$968	$2,497	$2,012
operations	Adjustments to reconcile income from continuing operations to net cash from operating activities:
	Income from discontinued operations, net of tax	(575)	(2,040)	(1,697)
	Depreciation and amortization	759	792	635
	Deferred income taxes	(50)	(117)	(185)
	Stock compensation	126	126	122
	Realized excess tax benefits from stock issued under employee benefit plans	(7)	(15)	(21)
	Business optimization charges	130	(6)	149
	Net periodic pension benefit and OPEB costs	227	219	308
	Infusion pump and other product-related charges	(28)	93	17
	Other, net	(105)	19	(73)
	Changes in balance sheet items
	Accounts and other current receivables, net	(4)	(93)	16
	Inventories	(118)	(143)	(49)
	Accounts payable and accrued liabilities	236	(37)	175
	Business optimization and infusion pump payments	(112)	(124)	(94)
	Other, net	(318)	(17)	(26)

	Cash flows from operations – continuing operations	1,129	1,154	1,289
	Cash flows from operations – discontinued operations	518	2,061	1,909

	Cash flows from operations	1,647	3,215	3,198

Cash flows from	Capital expenditures	(911)	(925)	(706)
investing activities	Acquisitions and investments, net of cash acquired	(34)	(95)	(3,673)
	Divestitures and other investing activities	84	99	31

	Cash flows from investing activities – continuing operations	(861)	(921)	(4,348)
	Cash flows from investing activities – discontinued operations	(946)	(621)	(1,014)

	Cash flows from investing activities	(1,807)	(1,542)	(5,362)

Cash flows from	Issuances of debt	6,868	41	3,636
financing activities	Payments of obligations	(3,776)	(1,029)	(540)
	(Decrease) increase in debt with original maturities of three months or less, net	(575)	875	—
	Transfer of cash and equivalents to Baxalta	(2,122)	—	—
	Cash dividends on common stock	(910)	(1,095)	(1,023)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	200	369	508
	Purchases of treasury stock	—	(550)	(913)
	Other	(42)	(13)	(23)

	Cash flows from financing activities	(357)	(1,402)	1,645

Effect of foreign exchange rate changes on cash and equivalents		(195)	(79)	(18)

(Decrease) increase in cash and equivalents		(712)	192	(537)

Cash and equivalents at beginning of year		2,925	2,733	3,270

Cash and equivalents at end of year		$2,213	$2,925	$2,733

Other supplemental information
Interest paid, net of portion capitalized		$178	$208	$200
Income taxes paid		$466	$726	$648

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	2015		2014		2013
as of and for the years ended December 31 (in millions)	Shares	Amount	Shares	Amount	Shares	Amount

Common stock
Balance, beginning and end of year	683	$683	683	$683	683	$683

Common stock in treasury
Beginning of year	141	(7,993)	140	(7,914)	137	(7,592)
Purchases of common stock	—	—	8	(550)	13	(913)
Stock issued under employee benefit plans and other	(5)	347	(7)	471	(10)	591

End of year	136	(7,646)	141	(7,993)	140	(7,914)

Additional contributed capital
Beginning of year		5,853		5,818		5,769
Stock issued under employee benefit plans and other		49		35		45
Exercise of SIGMA purchase option		—		—		4

End of year		5,902		5,853		5,818

Retained earnings
Beginning of year		13,227		11,852		10,888
Net income		968		2,497		2,012
Dividends declared on common stock		(695)		(1,116)		(1,048)
Stock issued under employee benefit plans		(90)		(6)		—
Distribution of Baxalta		(3,727)		—		—

End of year		9,683		13,227		11,852

Accumulated other comprehensive income (loss)
Beginning of year		(3,650)		(1,976)		(2,810)
Other comprehensive income (loss)		3,524		(1,674)		834
Distribution of Baxalta		350		—		—

End of year		224		(3,650)		(1,976)

Total Baxter shareholders’ equity		8,846		$8,120		$8,463

Noncontrolling interests
Beginning of year		36		$23		$40
Change in noncontrolling interests		(17)		13		(17)

End of year		19		$36		$23

Total equity		$8,865		$8,156		$8,486

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Baxter International Inc., through its subsidiaries, provides a broad portfolio of essential renal and hospital products, including home, acute and in-center dialysis; sterile IV solutions; infusion systems and devices; parenteral nutrition; biosurgery products and anesthetics; and pharmacy automation, software and services. The company’s global footprint and the critical nature of its products and services play a key role in expanding access to healthcare in emerging and developed countries. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and by patients at home under physician supervision. The company operates in two segments, Renal and Hospital Products, which are described in Note 17.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles (GAAP) requires the company to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of Baxter and its majority-owned subsidiaries that Baxter controls, after elimination of intercompany transactions. Certain reclassifications have been made to conform prior period consolidated financial statements to the current period presentation.

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of its biopharmaceuticals business, Baxalta Incorporated (Baxalta), to Baxter stockholders (the Distribution). The Distribution was made to Baxter’s stockholders of record as of the close of business on June 17, 2015, who received one share of Baxalta common stock for each Baxter common share held as of such date. As a result of the Distribution, Baxalta is now an independent public company whose shares trade on the New York Stock Exchange under the symbol “BXLT.” Baxter is accounting for its investment in Baxalta common stock as an available-for-sale equity security with a fair value of approximately $5.1 billion as of December 31, 2015 (prior to giving effect to the disposition of 37,573,040 Baxalta shares of common stock on January 27, 2016 in a related debt for equity exchange).

As a result of the separation, the consolidated statements of income, consolidated balance sheets, consolidated statements of cash flow, and related financial information reflect Baxalta’s operations, assets and liabilities, and cash flows as discontinued operations for all periods presented. Refer to Note 2 for additional information regarding the separation of Baxalta.

As a result of the separation of Baxalta, Baxter realigned its organizational structure under two reportable segments, Renal and Hospital Products. Refer to Note 17 for additional information regarding the company’s segments.

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

Revenue Recognition

The company recognizes revenues from product sales and services when earned. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The shipping terms for the majority of the company’s revenue arrangements are FOB destination. The recognition of revenue is delayed if there are significant post-delivery obligations, such as training, installation or other services. Provisions for discounts, rebates to customers, chargebacks to wholesalers and returns are provided for at the time the related sales are recorded, and are reflected as a reduction to gross sales to arrive at net sales.

The company sometimes enters into arrangements in which it commits to delivering multiple products or services to its customers. In these cases, total arrangement consideration is allocated to the deliverables based on their relative selling prices. Then the allocated consideration is recognized as revenue in accordance with the principles described above. Selling prices are determined by applying a selling price hierarchy and by using vendor specific objective evidence (VSOE), if it exists. Otherwise, selling prices are determined using third party evidence (TPE). If neither VSOE nor TPE is available, the company uses its best estimate of selling prices.

Accounts Receivable and Allowance for Doubtful Accounts

In the normal course of business, the company provides credit to its customers, performs credit evaluations of these customers and maintains reserves for potential credit losses. In determining the amount of the allowance for doubtful accounts, the company considers, among other items, historical credit losses, the past-due status of receivables, payment histories and other customer-specific information. Receivables are written off when the company determines they are uncollectible. The allowance for doubtful accounts was $110 million at December 31, 2015 and $119 million at December 31, 2014.

Product Warranties

The company provides for the estimated costs relating to product warranties at the time the related revenue is recognized. The cost is determined based on actual company experience for the same or similar products, as well as other relevant information. Product warranty liabilities are adjusted based on changes in estimates.

Cash and Equivalents

Cash and equivalents include cash, certificates of deposit and money market funds with an original maturity of three months or less.

Inventories

as of December 31 (in millions)	2015	2014
Raw materials	$374	$372
Work in process	142	148
Finished goods	1,088	1,057
Inventories	$1,604	$1,577

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

Property, Plant and Equipment, Net

as of December 31 (in millions)	2015	2014
Land	$116	$119
Buildings and leasehold improvements	1,389	1,378
Machinery and equipment	5,414	5,377
Equipment with customers	1,238	1,351
Construction in progress	833	729

Total property, plant and equipment, at cost	8,990	8,954
Accumulated depreciation	(4,604)	(4,520)

Property, plant and equipment (PP&E), net	$4,386	$4,434

Depreciation expense is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 20 to 50 years for buildings and improvements and from three to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. Baxter capitalizes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use as part of machinery and equipment. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software, and are included in depreciation expense. Straight-line and accelerated methods of depreciation are used for income tax purposes. Depreciation expense was $597 million in 2015, $613 million in 2014 and $502 million in 2013.

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

Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent payments are recognized in earnings as a component of other income (expense), net. Contingent payments related to acquisitions may consist of development, regulatory and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory and commercial milestone payments reflects management’s expectations of probability of payment, and increases or decreases as the probability of payment or expectation of timing of payments changes. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing of payments changes.

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

Acquired IPR&D is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval of the related technology or product, the indefinite-lived intangible asset is accounted for as a finite-lived intangible asset and amortized on a straight-line basis over the estimated economic life of the related technology or product, subject to annual impairment reviews as discussed below. If the R&D project is abandoned, the indefinite-lived asset is charged to expense.

Collaborative Arrangements

The company enters into collaborative arrangements in the normal course of business. These collaborative arrangements take a number of forms and structures, and are designed to enhance and expedite long-term sales and profitability growth. These arrangements may provide that Baxter obtain commercialization rights to a product under development, and require Baxter to make upfront payments, contingent milestone payments, profit-sharing, and/or royalty payments. Baxter may be responsible for ongoing costs associated with the arrangements, including R&D cost reimbursements to the counterparty. See above regarding the accounting treatment of payments during the development stage. Any royalty and profit-sharing payments during the commercialization phase are expensed as cost of sales when they become due and payable.

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

Shipping and Handling Costs

Shipping costs, which are costs incurred to physically move product from Baxter’s premises to the customer’s premises, are classified as marketing and administrative expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. Approximately $272 million in 2015, $319 million in 2014 and $273 million in 2013 of shipping costs were classified in marketing and administrative expenses.

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

Foreign Currency Translation

Currency translation adjustments (CTA) related to foreign operations are included in other comprehensive income (OCI). For foreign operations in highly inflationary economies, translation gains and losses are included in other expense (income), net, and were not material in 2015, 2014 and 2013.

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

For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized into earnings, offsetting the loss or gain on the underlying hedged item. Fair value hedges are classified in net interest expense, as they hedge the interest rate risk associated with certain of the company’s fixed-rate debt.

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

New Accounting Standards

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which requires net deferred tax assets and liabilities to be classified as non-current on the Consolidated Balance Sheets. Prior to adoption of the new standard, net deferred tax assets and liabilities were presented separately as current and non-current on the Consolidated Balance Sheets. ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and early adoption is permitted. The company elected to retrospectively adopt this accounting standard as of December 31, 2015. As a result of the adoption, $354 million and $531 million net deferred tax assets are presented as non-current as of December 31, 2015 and 2014, respectively, and $195 million and $168 million net deferred tax liabilities are presented as non-current as of December 31, 2015 and 2014, respectively. There was no effect to Baxter shareholders’ equity or to the consolidated statements of net income as a result of this adoption.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about how to account for cloud computing arrangements when such arrangements include software licenses. ASU No. 2015-05 will be effective for the company beginning on January 1, 2016. The standard may be applied retrospectively or prospectively. The company does not expect a material impact from the adoption of this standard.

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

NOTE 2

SEPARATION OF BAXALTA INCORPORATED

The table following is a summary of the assets and liabilities distributed as part of the separation on July 1, 2015.

(in millions)
Assets
Cash and equivalents	$2,122
Accounts and other current receivables, net	600
Inventories	2,018
Other current assets	336
Property, plant and equipment, net	4,581
Goodwill	1,026
Other intangible assets, net	614
Other long-term assets	511

Total assets	$11,808

Liabilities
Accounts payable and accrued liabilities	$1,166
Long-term debt and lease obligations	5,253
Other long-term liabilities	1,292
Total liabilities	$7,711

Net assets distributed	$4,097

In addition, approximately $350 million of accumulated other comprehensive losses, net of tax were distributed to Baxalta. Baxter also retained an investment in Baxalta with a cost basis of $719 million and fair value of $5.1 billion as of December 31, 2015.

The following table is a summary of the operating results of Baxalta, which have been reflected as discontinued operations for the years ended December 31, 2015, 2014 and 2013.

Years ended December 31 (in millions)	2015	2014	2013
Major classes of line items constituting income from discontinued operations before income taxes
Net sales	$2,895	$6,523	$5,847
Cost of sales	(1,214)	(2,475)	(2,413)
Marketing and administrative expenses	(547)	(769)	(597)
Research and development expenses	(389)	(822)	(664)
Other income and expense items	7	105	2

Total income from discontinued operations before income taxes	752	2,562	2,175
Income tax expense	177	522	478

Total income from discontinued operations	$575	$2,040	$1,697

The assets and liabilities of Baxalta have been classified as held for disposition as of December 31, 2015 and 2014. These amounts consist of the following carrying amounts in each major class.

As of December 31 (in millions)	2015	2014
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts and other current receivables, net	$228	$919
Inventories	8	1,982
Property, plant, and equipment, net	2	4,264
Goodwill	—	947
Other intangible assets, net	—	460
Other	7	791

Total assets of the disposal group	$245	$9,363

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$46	$1,325
Other long-term liabilities	—	1,402
Other	—	276

Total liabilities of the disposal group	$46	$3,003

For a portion of Baxalta’s operations, the legal transfer of Baxalta’s assets and liabilities did not occur with the separation of Baxalta on July 1, 2015 due to the time required to transfer marketing authorizations and other regulatory requirements in certain countries. Under the terms of the International Commercial Operations Agreement (ICOA), Baxalta is subject to the risks and entitled to the benefits generated by these operations and assets until legal transfer; therefore, the net economic benefit and any cash collected by these entities are transferred to Baxalta. As of December 31, 2015 Baxter has recorded a liability of $190 million for its obligation to transfer these net assets to Baxalta and net cash outflow of $19 million has been included within the consolidated statement of cash flows as a cash flow from operations — discontinued operations. On February 1, 2016, the legal transfer of approximately $85 million of net assets as of December 31, 2015 was distributed to Baxalta. It is expected that the majority of the remaining operations will be transferred to Baxalta during 2016.

Baxter and Baxalta entered into several additional agreements in connection with the separation, including a transition services agreement (TSA), separation and distribution agreement, manufacturing and supply agreements (MSA), tax matters agreement, an employee matters agreement, a long-term services agreement, and a shareholder’s and registration rights agreement.

Pursuant to the TSA, Baxter and Baxalta and their respective subsidiaries are providing to each other, on an interim, transitional basis, various services. Services being provided by Baxter include, among others, finance, information technology, human resources, quality supply chain, and certain other administrative services. The services generally commenced on the Distribution date and are expected to terminate within 24 months (or 36 months in the case of certain information technology services) of the Distribution date. Billings by Baxter under the TSA are recorded as a reduction of the costs to provide the respective service in the applicable expense category, primarily in marketing and administrative expenses, in the consolidated statements of income. In 2015, the company recognized approximately $75 million as a reduction to marketing and administrative expenses related to the TSA.

Pursuant to the MSA, Baxalta or Baxter, as the case may be, manufactures, labels, and packages products for the other party. The terms of the agreements range in initial duration from five to 10 years. In 2015, Baxter recognized approximately $37 million in sales to Baxalta. In addition, Baxter recognized approximately $100 million in cost of sales related to purchases from Baxalta pursuant to the MSA. The cash flows associated with these agreements are included in cash flows from operations — continuing operations.

In December 2015, Baxter sold to Baxalta certain assets for approximately $28 million with no resulting impact to net income.

NOTE 3

SUPPLEMENTAL FINANCIAL INFORMATION

Prepaid Expenses and Other

as of December 31 (in millions)	2015	2014
Prepaid valuation added taxes	$118	$71
Prepaid income taxes	302	27
Other	435	380
Prepaid expenses and other	$855	$478

Other Long-Term Assets

as of December 31 (in millions)	2015	2014
Deferred income taxes	$354	$531
Other long-term receivables	176	84
All other	227	315
Other long-term assets	$757	$930

Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2015	2014
Accounts payable, principally trade	$716	$677
Common stock dividends payable	137	363
Employee compensation and withholdings	481	485
Property, payroll and certain other taxes	166	184
Infusion pump reserves	52	145
Business optimization reserves	98	89
Accrued rebates	192	174
Separation-related reserves	190	—
All other	634	560

Accounts payable and accrued liabilities	$2,666	$2,677

Other Long-Term Liabilities

as of December 31 (in millions)	2015	2014
Pension and other employee benefits	$2,041	$2,198
Deferred tax liabilities	195	168
Litigation reserves	24	32
Business optimization reserves	18	38
Contingent payment liabilities	20	51
All other	127	450

Other long-term liabilities	$2,425	$2,937

Net Interest Expense

years ended December 31 (in millions)	2015	2014	2013
Interest costs	$197	$237	$225
Interest costs capitalized	(51)	(70)	(70)

Interest expense	146	167	155
Interest income	(20)	(22)	(27)

Net interest expense	$126	$145	$128

Other (Income) Expense, net

years ended December 31 (in millions)	2015	2014	2013
Foreign exchange	$(113)	$(8)	$26
Loss on debt extinguishment	130	—	—
Gain on litigation settlement	(52)	—	—
Gain on sale of investments and other assets	(38)	(20)	(16)
All other	(32)	49	(17)

Other (income) expense, net	$(105)	$21	$(7)

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

The following table is a reconciliation of basic shares to diluted shares.

years ended December 31 (in millions)	2015	2014	2013
Basic shares	545	542	543
Effect of dilutive securities	4	5	6

Diluted shares	549	547	549

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 18 million, 9 million, and 5 million equity awards in 2015, 2014 and 2013, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 12 for additional information regarding items impacting basic shares.

NOTE 5

ACQUISITIONS AND OTHER ARRANGEMENTS

Gambro AB Acquisition

On September 6, 2013, Baxter acquired 100 percent of the voting equity interests in Indap Holding AB, the holding company for Gambro, a privately held dialysis product company based in Lund, Sweden. Gambro is a global medical technology company focused on developing, manufacturing and supplying dialysis products and therapies for patients with acute or chronic kidney disease. The transaction provided Baxter with a broad and complementary dialysis product portfolio, while further advancing the company’s geographic footprint in the dialysis business. In addition, the company augmented its pipeline with Gambro’s next-generation monitors, dialyzers, devices and dialysis solutions.

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

The results of operations, assets and liabilities of Gambro are included in the Renal segment. Goodwill recorded as part of the acquisition included expected synergies, as well as an expanded dialysis product portfolio and global footprint for the company’s Renal business. The goodwill is not deductible for tax purposes. Other intangible assets included developed technology of $916 million, trademarks of $206 million, and indefinite-lived IPR&D of $168 million. Other intangible assets, excluding IPR&D, are being amortized on a straight-line basis over a weighted-average estimated useful life of approximately 15 years. The acquired IPR&D related to next generation monitors, dialyzers, fluids, and other technologies used in both chronic and acute therapies. The projects ranged in levels of completion and were expected to be completed over a five year period. The value of the IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risk in such activities, discounted at a rate of 12%. As of the acquisition date, additional research and development costs totaling approximately $85 million were projected to be required in order for the projects to obtain regulatory approval. Certain projects were completed during 2014 and 2015.

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

For the year ended December 31, (in millions)	2013
Net sales	$513
Net loss	$(45)

The net loss included the impact of fair value adjustments to acquisition-date inventory that was sold in 2013 (approximately $62 million on a pre-tax basis).

The following table presents supplemental pro forma information for the year ended December 31, 2013 as if the acquisition of Gambro had occurred on January 1, 2012.

For the year ended December 31, (in millions, except per share information)	2013
Net sales	$10,149
Income from continuing operations	441
Basic EPS from continuing operations	$ 0.82
Diluted EPS from continuing operations	$ 0.80

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

•

Elimination of $244 million of acquisition, integration and currency-related charges from the year ended December 31, 2013 and addition of these costs to the year ended December 31, 2012. These costs were directly attributable to the acquisition and non-recurring in nature and included acquisition and integration related charges incurred by Baxter, in addition to post-acquisition restructuring costs and losses from foreign currency hedging activity related to the acquisition.

Other Arrangements

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

Celerity Pharmaceuticals, LLC

In September 2013, Baxter entered into an agreement with Celerity Pharmaceutical, LLC (Celerity), a company of Water Street Healthcare Partners III, LLP, to develop certain acute care generic injectable premix and oncolytic molecules through regulatory approval. Baxter transferred its rights in these molecules to Celerity and Celerity assumed ownership and responsibility for development of the molecules. Baxter is obligated to purchase the individual product rights from Celerity if the products obtain regulatory approval. In 2015, Baxter paid approximately $14 million to acquire the rights to cefazolin injection in GALAXY Container (2 g/100 mL). Baxter capitalized the purchase price as an intangible asset and is amortizing the asset over the estimated economic life of 12 years. As of December 31, 2015, Baxter had the potential to make future payments of up to $280 million upon Celerity’s achievement of specified regulatory approvals.

NOTE 6

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table is a summary of the activity in goodwill by segment.

(in millions)	Renal	Hospital Products	Total

December 31, 2013	$500	$2,790	$3,290
Additions	—	—	—
Currency translation and other adjustments	(55)	(308)	(363)

December 31, 2014	$445	$2,482	$2,927
Additions	—	—	—
Currency translation and other adjustments	(37)	(203)	(240)

December 31, 2015	$408	$2,279	$2,687

As a result of the separation of Baxalta in July 2015, the goodwill associated with Baxter’s former BioScience segment has been eliminated. The remaining goodwill was allocated from the former Medical Products segment to the Renal and Hospital Products segments using the relative fair value approach.

As of December 31, 2015, there were no reductions in goodwill relating to impairment losses.

Other Intangible Assets, Net

The following table is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total

December 31, 2015
Gross other intangible assets	$1,742	$ 393	$86	$2,221
Accumulated amortization	(729)	(143)	—	(872)

Other intangible assets, net	$1,013	$ 250	$86	$1,349

December 31, 2014
Gross other intangible assets	$1,838	$ 414	$123	$2,375
Accumulated amortization	(636)	(119)	—	(755)

Other intangible assets, net	$1,202	$ 295	$123	$1,620

Intangible asset amortization expense was $158 million in 2015, $169 million in 2014 and $113 million in 2013. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2015 is $155 million in 2016, $142 million in 2017, $138 million in 2018, $129 million in 2019 and $125 million in 2020.

In 2015, the company recorded impairments of approximately $10 million related to acquired IPR&D and $13 million related to developed technology.

NOTE 7

INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion Pump Charges

The company is undertaking a field corrective action with respect to the SIGMA Spectrum Infusion Pump, which is predominantly sold in the United States. The United States Food and Drug Administration (FDA) categorized the action as a Class 1 recall during the second quarter of 2014. Remediation is expected to include software-related corrections and a replacement pump in a limited number of cases. In 2014, the company recorded a charge of $93 million related primarily to cash costs associated with remediation efforts and utilized $4 million in 2014. During 2015, the company refined its expectations relating to the costs associated with the remediation effort and recorded partial reversals of the cash and non-cash reserves totaling $26 million and $10 million, respectively. Additionally the company utilized $13 million of the cash reserves during 2015. The total remaining reserve as of December 31, 2015 was $40 million. The company expects to complete remediation by the end of 2016.

From 2005 through 2013, the company recorded total charges and adjustments of $888 million related to the COLLEAGUE and SYNDEO infusion pumps, including $725 million of cash costs and $163 million principally related to asset impairments.

During 2014, the company refined its expectations and recorded an adjustment of $25 million in cost of sales to reduce the COLLEAGUE infusion pump reserves based on the progress of remediation activities in Canada. The following table summarizes cash activity and reserve adjustments related to the company’s COLLEAGUE and SYNDEO infusion pump reserves through December 31, 2015.

(in millions)

Charges and adjustments in 2005 through 2013	$725
Utilization in 2005 through 2013	(642)

Reserves at December 31, 2013	83
Reserve adjustments	(25)
Utilization	(36)

Reserves at December 31, 2014	22
Reserve adjustments	(7)
Utilization	(8)

Reserves at December 31, 2015	$7

Business Optimization Charges

The company has recorded charges primarily related to costs associated with optimizing the company’s overall cost structure on a global basis, as the company streamlined its international operations, rationalized its manufacturing facilities, enhanced its general and administrative infrastructure and realigned certain R&D activities.

The company’s total charges in 2015, 2014, and 2013 were as follows:

years ended December 31 (in millions)	2015	2014	2013

Cash expenses	$120	$44	$132
Non-cash expenses	42	4	49
Reserve adjustments	(32)	(54)	(20)

Business optimization expenses in continuing operations	$130	$(6)	$161

The business optimization charges are recorded as follows in the consolidated statements of income:

•	2015: $38 million in cost of sales, $79 million in marketing and administrative expenses, and $13 million in R&D expenses (with an additional ($7 million) recorded in discontinued operations).

•	2014: ($10 million) in cost of sales, $1 million in marketing and administrative expenses, and $3 million in R&D expenses (with an additional $33 million recorded in discontinued operations).

•	2013: $47 million in cost of sales, $92 million in marketing and administrative expenses, and $22 million in R&D expenses (with an additional $133 million recorded in discontinued operations).

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)

Reserve at December 31, 2012	$195
2013 charges	132
Reserve adjustments	(20)
Utilization in 2013	(67)
CTA	4

Reserve at December 31, 2013	244
2014 charges	44
Reserve adjustments	(54)
Utilization in 2014	(88)
CTA	(19)

Reserve at December 31, 2014	127
2015 charges	120
Reserve adjustments	(32)
Utilization in 2015	(89)
CTA	(10)

Reserve at December 31, 2015	$116

The reserves are expected to be substantially utilized by the end of 2016. The company believes the remaining reserves to be adequate; however, additional adjustments may be recorded in the future as the programs are completed.

NOTE 8

DEBT, CREDIT FACILITIES AND LEASE COMMITMENTS

Debt Outstanding

At December 31, 2015 and 2014, the company had the following debt outstanding:

as of December 31 (in millions)		2015	2014

Line of credit		$1,450	$—
Commercial paper		300	875
Other short-term debt		25	38

Short-term debt		$1,775	$913

as of December 31 (in millions)	Effective interest rate in 2015[1]	2015[2]	2014[2]

Variable-rate loan due 2015	0.7%	—	171
4.625% notes due 2015	5.8%	—	604
5.9% notes due 2016	6.0%	302	614
0.95% notes due 2016	1.1%	500	500
1.85% notes due 2017	2.0%	500	500
Variable-rate loan due 2017	1.1%	—	120
5.375% notes due 2018	5.5%	502	500
1.85% notes due 2018	2.0%	750	750
4.5% notes due 2019	4.6%	531	535
4.25% notes due 2020	4.4%	299	299
Variable-rate loan due 2020	0.7%	281	—
2.40% notes due 2022	2.6%	212	723
3.2% notes due 2023	3.6%	147	1,275
6.625% debentures due 2028	6.2%	101	132
6.25% notes due 2037	6.4%	266	499
3.65% notes due 2042	4.0%	6	298
4.5% notes due 2043	4.6%	257	500
Other	—	91	96

Total debt and capital lease obligations		4,745	8,116
Current portion		(810)	(785)

Long-term portion		$3,935	$7,331

[1]	Excludes the effect of any related interest rate swaps.
[2]	Book values include any discounts, premiums and adjustments related to hedging instruments.

Significant Debt Issuances

In June 2015, the company’s then wholly-owned subsidiary Baxalta issued senior notes with a total aggregate principal amount of $5.0 billion. Approximately $4.0 billion of the related net proceeds were distributed to Baxter in connection with the separation. After the separation, Baxter has no obligations as it relates to the Baxalta senior notes or any other Baxalta indebtedness. Refer to the debt tender offer section below in connection with this debt issuance. In June 2013, the company issued $500 million of floating rate senior notes maturing in December 2014, $500 million of senior notes bearing a coupon rate of 0.95% and maturing in June 2016, $750 million of senior notes bearing a coupon rate of 1.85% and maturing in June 2018, $1.25 billion of senior notes bearing a coupon rate of 3.2% and maturing in June 2023, and $500 million of senior notes bearing a coupon rate of 4.5% and maturing in June 2043. Approximately $3.0 billion of the net proceeds from the June 2013 debt issuances were used to finance the acquisition of Gambro in 2013 and the remainder was used for general corporate purposes, including the repayment of commercial paper.

Debt Tender Offer

On July 6, 2015 and July 21, 2015 the company purchased an aggregate of approximately $2.7 billion in principal amount of its 5.900% Notes due September 2016, 6.625% Debentures due February 2028, 6.250% Notes due December 2037, 3.650% Notes due August 2042, 4.500% Notes due June 2043, 3.200% Notes due June 2023, and 2.400% Notes due August 2022 pursuant to a debt tender offer. Baxter paid approximately $2.9 billion, including accrued and unpaid interest and tender premium, to purchase such notes. As a result of the debt tender offers the company recognized a loss on extinguishment of debt in the third quarter of 2015 of $130 million, which is included in other expense (income), net within the Consolidated Statements of Income.

Credit Facilities

As of December 31, 2015, the company has drawn $1.45 billion under its $1.8 billion U.S. dollar-denominated revolving credit facility at a weighted average interest rate of 1.41%. This facility was entered into in 2014, and in the fourth quarter of 2015, the company extended the scheduled maturity date to March 2016. On January 27, 2016, Baxter exchanged shares of Baxalta common stock for the $1.45 billion aggregate principal amount outstanding under its revolving credit facility. This exchange extinguished the indebtedness under the facility. There were no material prepayment penalties or breakage costs or fees associated with the termination of the facility. In connection with the exchange of Baxalta common stock, Baxter will recognize approximately $1.2 billion of realized gains in the first quarter of 2016.

Effective July 1, 2015, the company terminated its $1.5 billion U.S. dollar-denominated revolving credit facility and €300 million Euro denominated revolving credit facility and entered into credit agreements providing for a senior U.S. dollar-denominated revolving credit facility in an aggregate principal amount of up to $1.5 billion maturing in 2020, as well as a Euro-denominated senior revolving credit facility in an aggregate principal amount of up to €200 million maturing in 2020. As of December 31, 2014 there were no borrowings outstanding under any of the company’s revolving credit facilities. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio and maximum interest coverage ratio.

The company also maintains other credit arrangements, which totaled $307 million at December 31, 2015 and $329 million at December 31, 2014. Borrowings outstanding under these facilities totaled $25 million at December 31, 2015 and $38 million at December 31, 2014.

At December 31, 2015, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting any of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Commercial Paper

During 2015, the company issued and redeemed commercial paper, and there was $300 million outstanding at December 31, 2015 with a weighted-average interest rate of 0.6%. There was a balance of $875 million outstanding at December 31, 2014 with a weighted-average interest rate of 0.456%.

Leases

The company leases certain facilities and equipment under capital and operating leases expiring at various dates. The leases generally provide for the company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Most of the operating leases contain renewal options. For the years ending December 31, 2015, 2014, and 2013 operating lease rent expense was $184 million, $203 million, and $174 million, respectively.

Future Minimum Lease Payments and Debt Maturities

as of and for the years ended December 31 (in millions)	Operating leases	Debt maturities and capital leases
2016	$149	$ 810
2017	125	520
2018	106	1,258
2019	86	508
2020	72	589
Thereafter	176	1,082

Total obligations and commitments	714	4,767
Interest on capital leases, discounts and premiums, and adjustments relating to hedging instruments	—	(22)

Total debt and lease obligations	$714	$4,745

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

The company is primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Columbian Peso, Brazilian Real, Swedish Krona, and Mexican Peso. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from foreign exchange. Financial market and currency volatility may limit the company’s ability to cost-effectively hedge these exposures.

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

The notional amounts of foreign exchange contracts were $378 million and $917 million as of December 31, 2015 and 2014, respectively. The company did not have any interest rate contracts designated as cash flow hedges outstanding at December 31, 2015 and 2014. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2015 is 12 months.

Fair Value Hedges

The company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These instruments hedge the company’s earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.

The total notional amount of interest rate contracts designated as fair value hedges was $1.3 billion and $2.9 billion as of December 31, 2015 and 2014, respectively.

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

There were no hedge dedesignations in 2015 or 2014 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur. In 2013, the company had $1 billion of interest rate contracts designated as cash flow hedges that matured or were terminated, resulting in a net gain of $5 million that was deferred in AOCI. In the second quarter of 2013, the company determined that certain forecasted transactions associated with these contracts were no longer probable of occurring and therefore dedesignated the hedge relationship, which, together with ineffectiveness, resulted in the immediate reclassification of a net gain of $11 million from AOCI to net interest expense. The remaining deferred net loss of $6 million from the matured or terminated interest rate contracts is being amortized to net interest expense against the related accrued interest payments.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In 2015, the company terminated $1.65 billion of interest rate contracts in connection with the July debt tender offers, which resulted in a $33 million reduction to the debt extinguishment loss. There were no fair value hedges terminated during 2014 or 2013.

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

The total notional amount of undesignated derivative instruments was $580 million as of December 31, 2015 and $434 million as of December 31, 2014.

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on the company’s derivative instruments for the years ended December 31, 2015, 2014, and 2013.

	Gain (loss) recognized in OCI			Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2015	2014	2013		2015	2014	2013
Cash flow hedges
Interest rate contracts	$—	$—	$26	Net interest expense	$—	$(1)	$10
Foreign exchange contracts	(1)	1	1	Net sales	—	1	(1)
Foreign exchange contracts	4	51	36	Cost of sales	47	13	32

Total	$3	$52	$63		$47	$13	$41

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2015	2014	2013
Fair value hedges
Interest rate contracts	Net interest expense	$(43)	$68	$(46)

Undesignated derivative instruments
Foreign exchange contracts	Other expense (income), net	$(13)	$49	$11

For the company’s fair value hedges, equal and offsetting gains of $43 million, losses of $68 million, and gains of $46 million were recognized in net interest expense in 2015, 2014, and 2013, respectively, as adjustments to the underlying hedged items, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the year ended December 31, 2015 was not material.

The following table summarizes net-of-tax activity in AOCI, a component of shareholders’ equity, related to the company’s cash flow hedges.

as of and for the years ended December 31 (in millions)	2015	2014	2013
Accumulated other comprehensive income (loss) balance at beginning of year	$34	$10	$(5)
Gain in fair value of derivatives during the year	4	32	41
Amount reclassified to earnings during the year	(31)	(8)	(26)

Accumulated other comprehensive income balance at end of year	$7	$34	$10

As of December 31, 2015, $1 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair value amounts of derivative instruments reported in the consolidated balance sheet as of December 31, 2015.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivative instruments designated as hedges
Interest rate contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$—
Interest rate contracts	Other long-term assets	46	Other long-term liabilities	—
Foreign exchange contracts	Prepaid expenses and other	9	Accounts payable and accrued liabilities	1

Total derivative instruments designated as hedges		$55		$ 1

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$1	Accounts payable and accrued liabilities	$ 1

Total derivative instruments		$56		$ 2

The following table summarizes the classification and fair value amounts of derivative instruments reported in the consolidated balance sheet as of December 31, 2014.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivative instruments designated as hedges
Interest rate contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$—
Interest rate contracts	Other long-term assets	89	Other long-term liabilities	—
Foreign exchange contracts	Prepaid expenses and other	51	Accounts payable and accrued liabilities	—

Total derivative instruments designated as hedges		$140		$—

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$23

Total derivative instruments		$140		$23

While the company’s derivatives are all subject to master netting arrangements, the company presents its assets and liabilities related to derivative instruments on a gross basis within the consolidated balance sheets. Additionally, the company is not required to post collateral for any of its outstanding derivatives. The following table provides information on the company’s derivative positions as if they were presented on a net basis, allowing for the right of offset by counterparty.

	December 31, 2015		December 31, 2014
(in millions)	Asset	Liability	Asset	Liability

Gross amounts recognized in the consolidated balance sheet	$56	$ 2	$140	$23
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(2)	(2)	(22)	(22)

Total	$54	$—	$118	$ 1

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

The following is a summary of the activity relating to the securitization arrangement.

as of and for the years ended December 31 (in millions)	2015	2014	2013

Sold receivables at beginning of year	$104	$114	$157
Proceeds from sales of receivables	361	464	506
Cash collections (remitted to the owners of the receivables)	(384)	(459)	(519)
Effect of currency exchange rate changes	—	(15)	(30)

Sold receivables at end of year	$81	$104	$114

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, which have experienced deterioration in credit and economic conditions. As of December 31, 2015 and 2014, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $211 million and $275 million, respectively.

Global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. Global economic conditions, governmental actions and customer-specific factors may require the company to re-evaluate the collectability of its receivables and the company could potentially incur additional credit losses. These conditions may also impact the stability of the Euro.

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

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Foreign currency hedges	$ 10	$—	$ 10	$—
Interest rate hedges	46	—	46	—
Available-for-sale securities	5,162	14	5,148	—

Total assets	$5,218	$14	$5,204	$—

Liabilities
Foreign currency hedges	$ 2	$—	$ 2	$—
Contingent payments related to acquisitions	20	—	—	20

Total liabilities	$ 22	$—	$ 2	$20

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Foreign currency hedges	$ 51	$—	$ 51	$—
Interest rate hedges	89	—	89	—
Available-for-sale securities	35	35	—	—

Total assets	$175	$35	$140	$—

Liabilities
Foreign currency hedges	$ 23	$—	$ 23	$—
Interest rate hedges	—	—	—	—
Contingent payments related to acquisitions	45	—	—	45

Total liabilities	$ 68	$—	$ 23	$45

As of December 31, 2015, cash and equivalents of $2.2 billion included money market funds of approximately $500 million, which would be considered Level 2 in the fair value hierarchy.

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The investment in Baxalta common stock of $5.1 billion is categorized as a Level 2 security as these shares were unregistered as of December 31, 2015. The value of this investment is based on Baxalta’s common stock price as of December 31, 2015, which represents an identical equity instrument registered under the Securities Act of 1933, as amended. The majority of the derivatives entered into by the company are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs are considered observable and vary depending on the type of derivative, and include contractual terms, interest rate yield curves, foreign exchange rates and volatility.

Contingent payments related to acquisitions consist of commercial milestone payments and sales-based payments, and are valued using discounted cash flow techniques. The fair value of commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions.

(in millions)	Contingent payments

Fair value as of December 31, 2013	$49
Additions	—
Payments	(3)
Net gains recognized in earnings	(1)
CTA	—

Fair value as of December 31, 2014	45
Additions	—
Payments	(3)
Net gains recognized in earnings	(22)
CTA	—

Fair value as of December 31, 2015	$ 20

The company recognized net gains of approximately $22 million in 2015 related to changes in estimates with respect to the probability of achieving certain sales milestones. The gain was reported in other expense (income), net. The company made minor sales-based payments in 2015 and 2014.

The following table provides information relating to the company’s investments in available-for-sale equity securities.

(in millions)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2015	$732	$4,430	$—	$5,162
December 31, 2014	$ 20	$ 15	$—	$ 35

As discussed further in Note 7, the company recorded asset impairment charges related to its COLLEAGUE and SYNDEO infusion pumps and business optimization initiatives in 2015, 2014, and 2013. As these assets had no alternative use and no salvage value, the fair values, measured using significant unobservable inputs (Level 3), were assessed to be zero.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value in the consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the consolidated balance sheets and the approximate fair values.

	Book values		Approximate fair values
as of December 31 (in millions)	2015	2014	2015	2014

Assets
Investments	$21	$23	$21	$21
Liabilities
Short-term debt	1,775	913	1,775	913
Current maturities of long-term debt and lease obligations	810	785	818	790
Long-term debt and lease obligations	3,935	7,331	4,089	7,917

The following table summarizes the bases used to measure the approximate fair value of the financial instruments as of December 31, 2015 and 2014.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments	$ 21	$—	$ 2	$19

Total assets	$ 21	$—	$ 2	$19

Liabilities
Short-term debt	$1,775	$—	$1,775	$—
Current maturities of long-term debt and lease obligations	818	—	818	—
Long-term debt and lease obligations	4,089	—	4,089	—

Total liabilities	$6,682	$—	$6,682	$—

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Investments	$ 21	$—	$ 8	$13

Total assets	$ 21	$—	$ 8	$13

Liabilities
Short-term debt	$ 913	$—	$ 913	$—
Current maturities of long-term debt and lease obligations	790	—	790	—
Long-term debt and lease obligations	7,917	—	7,917	—

Total liabilities	$9,620	$—	$9,620	$—

Investments in 2015 and 2014 include certain cost method investments and held-to-maturity debt securities.

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

In 2015 and 2014, the company recorded income of $38 million and $20 million, respectively, in other expense (income), net related to equity method investments, which primarily represented gains from the sale of certain investments as well as distributions from funds that sold portfolio companies. The company did not record any gains or loss within other expense (income), net related to equity method investments in 2013.

NOTE 11

COMMITMENTS AND CONTINGENCIES

Collaborative and Other Arrangements

Refer to Note 5 for information regarding the company’s unfunded contingent payments associated with collaborative and other arrangements.

Indemnifications

During the normal course of business, Baxter makes indemnities, commitments and guarantees pursuant to which the company may be required to make payments related to specific transactions. Indemnifications include: (i) intellectual property indemnities to customers in connection with the use, sales or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; (iv) indemnities involving the representations and warranties in certain contracts; (v) contractual indemnities related to the separation and distribution as set forth in certain of the agreements entered into in connection with such transactions (including the separation and distribution agreement and the tax matters agreement); and (vi) contractual indemnities for its directors and certain of its executive officers for services provided to or at the request of Baxter. In addition, under Baxter’s Amended and Restated Certificate of Incorporation, and consistent with Delaware General Corporation Law, the company has agreed to indemnify its directors and officers for certain losses and expenses upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that the company could be obligated to make. To help address some of these risks, the company maintains various insurance coverages. Based on historical experience and evaluation of the agreements, the company does not believe that any significant payments related to its indemnities will occur, and therefore the company has not recorded any associated liabilities.

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

The Baxter International Inc. 2015 Incentive Plan provided for 35 million additional shares of common stock available for issuance with respect to awards for participants. As of December 31, 2015, approximately 54 million authorized shares are available for future awards under the company’s stock-based compensation plans.

Stock Compensation Expense

Stock compensation expense, presented on a continuing operations basis, recognized in the consolidated statements of income was $126 million, $126 million and $122 million in 2015, 2014 and 2013, respectively. The related tax benefit recognized was $38 million in 2015, $41 million in 2014 and $36 million in 2013.

Stock compensation expense is recorded at the corporate level and is not allocated to the segments. Approximately 70% of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of sales and R&D expenses. Costs capitalized in the consolidated balance sheets at December 31, 2015 and 2014 were not material.

Stock compensation expense is based on awards expected to vest, and therefore has been reduced by estimated forfeitures.

In connection with the separation of Baxalta, the company adjusted its outstanding equity awards on July 1, 2015, in accordance with the terms of the employee matters agreement (equitable adjustment). For purposes of the vesting of these equity awards, continued employment or service with Baxter or with Baxalta is treated as continued employment for purposes of both Baxter’s and Baxalta’s equity awards. The adjustments are summarized as follows:

•

Stock options, RSUs, and PSUs granted prior to January 1, 2015 were generally converted into the same number of Baxter stock options (with an adjusted exercise price), RSUs, and PSUs as well as an equal number of Baxalta stock options, RSUs, and PSUs. The underlying performance conditions for the PSUs are consistent with Baxter’s original performance targets and future measurement periods and future performance targets will be established to reflect each company’s standalone business. The vesting terms of each amended grant remained unchanged.

•

Stock options and RSUs granted after January 1, 2015 were generally converted into: (i) for continuing Baxter employees, Baxter stock options (with an adjusted exercise price) and RSUs and (ii) for continuing Baxalta employees, Baxalta stock options and RSUs.

No incremental fair value was awarded as a result of the above adjustments.

Stock Options

Stock options are granted to employees and non-employee directors with exercise prices equal to 100% of the market value on the date of grant. Stock options granted to employees generally vest in one-third increments over a three-year period. Stock options granted to non-employee directors generally cliff-vest one year from the grant date. Stock options typically have a contractual term of 10 years. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period.

The fair value of stock options is determined using the Black-Scholes model. The weighted-average assumptions used in estimating the fair value of stock options granted during each year, along with the weighted-average grant-date fair values, were as follows:

years ended December 31	2015	2014	2013

Expected volatility	20%	24%	25%
Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate	1.7%	1.7%	0.9%
Dividend yield	2.86%	2.8%	2.6%
Fair value per stock option	$9	$12	$12

The above table does not include the impacts of the equitable adjustment resulting from the separation of Baxalta discussed below.

The following table summarizes stock option activity for the year ended December 31, 2015 and the outstanding stock options as of December 31, 2015.

(options and aggregate intrinsic values in thousands)	Options	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding as of January 1, 2015[1]	29,273	$60.41
Granted[1]	10,227	$66.79
Exercised[1]	(3,424)	$40.43
Forfeited[1]	(1,253)	$49.75
Expired[1]	(189)	$44.67
Equitable adjustment	1,165	$37.47

Outstanding as of December 31, 2015	35,799	$34.16	6.4	$142,970

Vested or expected to vest as of December 31, 2015	33,545	$34.12	6.4	$135,652

Exercisable as of December 31, 2015	19,415	$31.47	4.5	$129,748

[1]	The share price for activity prior to the separation on July 1, 2015 was not adjusted for the separation. See the discussion regarding the equitable adjustment below for additional details.

The equitable adjustment represents the net increase in options outstanding as of December 31, 2015, resulting from the separation of Baxter and Baxalta. Continuing Baxter employees who received option awards after January 1, 2015 were given a concentrated grant of Baxter options with an adjusted exercise price. Continuing Baxalta employees who had been granted Baxter option awards had their awards cancelled and reissued in a concentrated grant of Baxalta options with an adjusted exercise price. The net increase represents the difference between those awards granted and cancelled.

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last trading day of the year. The total intrinsic value of options exercised in 2015, 2014 and 2013 were $43 million, $114 million, and $176 million, respectively.

As of December 31, 2015, $47 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.4 years.

RSUs

RSUs are granted to employees and non-employee directors. RSUs granted to employees generally vest in one-third increments over a three-year period. RSUs granted to non-employee directors generally cliff-vest one year from the grant date. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period. The fair value of RSUs is determined based on the number of shares granted and the close price of the company’s common stock on the date of grant.

The following table summarizes nonvested RSU activity for the year ended December 31, 2015.

(share units in thousands)	Share units	Weighted- average grant-date fair value

Nonvested RSUs as of January 1, 2015[1]	2,648	$67.89
Granted[1]	1,590	$66.65
Equitable Adjustment — awards granted	744	$37.32
Vested[1]	(1,042)	$61.54
Forfeited[1]	(214)	$48.19
Equitable Adjustment — awards cancelled	(648)	$69.56

Nonvested RSUs as of December 31, 2015	3,078	$37.62

[1]	The share price for activity prior to the separation on July 1, 2015 was not adjusted for the separation. See the discussion regarding the equitable adjustment below for additional details.

Any RSU awards granted in 2015, prior to the separation, were equitably adjusted in the same manner as option awards. Recipients of the awards were given either a concentration of Baxter or Baxalta RSUs depending on their continuing employer. The activity shown above reflects the awards cancelled and granted as a result of the equitable adjustment.

As of December 31, 2015 $59.4 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 1.5 years. The weighted-average grant-date fair value of RSUs in 2015, 2014 and 2013 was $66.65, $71.22 and $70.09, respectively. The fair value of RSUs vested in 2015, 2014 and 2013 was $73 million, $62 million and $47 million, respectively.

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

The fair value for PSUs based on market conditions is determined using a Monte Carlo model. The assumptions used in estimating the fair value of these PSUs granted during the period, along with the grant-date fair values, were as follows:

years ended December 31	2015	2014	2013

Baxter volatility	19%	20%	21%
Peer group volatility	16%-38%	13%-58%	13%-38%
Correlation of returns	0.24-0.55	0.23-0.66	0.37-0.62
Risk-free interest rate	1.1%	0.7%	0.3%
Fair value per PSU	$46	$57	$67

The above table does not include the impacts of the equitable adjustment resulting from the separation of Baxalta discussed above.

Unrecognized compensation cost related to all unvested PSUs of $5.3 million at December 31, 2015 is expected to be recognized as expense over a weighted-average period of 1.9 years.

The following table summarizes nonvested PSU activity for the year ended December 31, 2015.

(share units in thousands)	Share units	Weighted-average grant-date fair value

Nonvested PSUs as of January 1, 2015	489	$64.80
Granted	171	$60.74
Vested	(299)	$36.84
Forfeited	(61)	$56.88

Nonvested PSUs as of December 31, 2015	300	$36.11

Realized Excess Income Tax Benefits and the Impact on the Statements of Cash Flows

Realized excess tax benefits associated with stock compensation are presented in the consolidated statements of cash flows as an outflow within the operating section and an inflow within the financing section. Realized excess tax benefits from stock-based compensation related to continuing operations were $7 million, $15 million and $21 million in 2015, 2014 and 2013, respectively.

Employee Stock Purchase Plan

Nearly all employees are eligible to participate in the company’s employee stock purchase plan. The employee purchase price is 85% of the closing market price on the purchase date.

The Baxter International Inc. Employee Stock Purchase Plan provides for 10 million shares of common stock available for issuance to eligible participants, of which approximately six million shares were available for future purchases as of December 31, 2015.

During 2015, 2014, and 2013, the company issued approximately 1.1 million, 0.8 million and 0.8 million shares, respectively, under the employee stock purchase plan. The number of shares under subscription at December 31, 2015 totaled approximately 1.3 million.

Cash Dividends

Total cash dividends declared per common share for 2015, 2014, and 2013 were $1.27, $2.05 and $1.92, respectively.

Pre-separation quarterly dividends of $0.52 per share were declared in February and May of 2015 and were paid in April and July of 2015, respectively. In July 2015, subsequent to the separation of Baxalta, Baxter’s board of directors declared a quarterly dividend of $0.115 per share ($0.46 on an annualized basis) which was paid in October 2015. In November 2015, the board of directors declared a quarterly dividend of $0.115 per share, which was paid on January 4, 2016 to stockholders of record as of December 4, 2015.

Stock Repurchase Programs

As authorized by the board of directors, the company repurchases its stock depending on the company’s cash flows, net debt level and market conditions. The company did not repurchase shares in 2015. The company repurchased 8 million shares for $600 million in 2014 and 13 million shares for $900 million in 2013. In July 2012, the board of directors authorized the repurchase of up to $2 billion of the company’s common stock and $0.5 billion remained available as of December 31, 2015.

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

In the second quarter of 2015, in connection with the transfer of liabilities and assets from a combined Baxter pension or Other Postemployment Benefits (OPEB) plan to a newly created Baxalta pension or OPEB plan, the company remeasured pension and OPEB liabilities and assets for several of its plans. The remeasurement resulted in a reduction to pension and OPEB obligations of $220 million, with an offset to AOCI.

In July 2014, a change was made to postemployment medical benefits for retirees who are age 65 or older to provide eligible retirees and their dependents a subsidy to be utilized on a medical insurance exchange. This change was accounted for as a significant plan amendment. Accordingly, the postemployment benefit obligation was remeasured using a discount rate of 4.30% as of July 31, 2014. Prior to the effect of the separation, the plan amendment resulted in a reduction to the postemployment benefit obligation of $124 million, which was partially offset by a $44 million actuarial loss for the change in discount rate. The corresponding $80 million recognized in AOCI will be amortized as a reduction to net periodic benefit cost over approximately 11 years.

Reconciliation of Pension and OPEB Plan Obligations, Assets and Funded Status

The benefit plan information in the table below pertains to all of the company’s pension and OPEB plans, both in the United States and in other countries.

	Pension benefits		OPEB
as of and for the years ended December 31 (in millions)	2015	2014	2015	2014

Benefit obligations
Beginning of period	$6,331	$5,425	$551	$564
Service cost	128	130	4	5
Interest cost	211	242	14	25
Participant contributions	7	10	—	12
Actuarial (gain)/loss	(105)	965	(261)	106
Benefit payments	(214)	(228)	(21)	(37)
Settlements	(3)	(6)	—	—
Acquisitions and divestitures	—	(8)	—	—
Plan amendments	(2)	(5)	—	(124)
Separation of Baxalta.	(821)	—	(21)	—
Foreign exchange and other	(109)	(194)	—	—

End of period	5,423	6,331	266	551

Fair value of plan assets
Beginning of period	4,197	4,000	—	—
Actual return on plan assets	(41)	427	—	—
Employer contributions	157	74	21	25
Participant contributions	7	10	—	12
Benefit payments	(214)	(228)	(21)	(37)
Settlements	(3)	(6)	—	—
Separation of Baxalta.	(347)	—	—	—
Foreign exchange and other	(58)	(80)	—	—

End of period	3,698	4,197	—	—

Funded status at December 31	$(1,725)	$(2,134)	$(266)	$(551)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$47	$53	$—	$—
Current liability	(22)	(29)	(19)	(23)
Noncurrent liability	(1,750)	(2,158)	(247)	(528)

Net liability recognized at December 31	$(1,725)	$(2,134)	$(266)	$(551)

Accumulated Benefit Obligation Information

The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of the company’s pension plans was $5.1 billion and $5.8 billion at the 2015 and 2014 measurement dates, respectively.

The information in the funded status table above represents the totals for all of the company’s pension plans. The following table is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

as of December 31 (in millions)	2015	2014

ABO	$4,855	$5,550
Fair value of plan assets	3,374	3,878

The following table is information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets, and are therefore also included in the table directly above).

as of December 31 (in millions)	2015	2014

PBO	$5,244	$6,117
Fair value of plan assets	3,472	3,954

Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(in millions)	Pension benefits	OPEB

2016	$222	$19
2017	236	20
2018	244	20
2019	259	20
2020	270	20
2021 through 2025	1,516	88

Total expected net benefit payments for next 10 years	$2,747	$187

The expected net benefit payments above reflect the company’s share of the total net benefits expected to be paid from the plans’ assets (for funded plans) or from the company’s assets (for unfunded plans). The federal subsidies relating to the Medicare Prescription Drug, Improvement and Modernization Act are not expected to be significant.

Amounts Recognized in AOCI

The pension and OPEB plans’ gains or losses, prior service costs or credits, and transition assets or obligations not yet recognized in net periodic benefit cost are recognized on a net-of-tax basis in AOCI and will be amortized from AOCI to net periodic benefit cost in the future. The company utilizes the average future working lifetime as the amortization period for prior service.

The following table is a summary of the pre-tax losses included in AOCI at December 31, 2015 and December 31, 2014.

(in millions)	Pension benefits	OPEB

Actuarial loss/(gain)	$1,762	$(107)
Prior service credit and transition obligation	(5)	(94)

Total pre-tax loss recognized in AOCI at December 31, 2015	$1,757	$(201)

Actuarial loss	$2,069	$159
Prior service credit and transition obligation	(5)	(120)

Total pre-tax loss recognized in AOCI at December 31, 2014	$2,064	$39

Refer to Note 14 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following table is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

years ended December 31 (in millions)	2015	2014	2013

Gain (charge) arising during the year, net of tax expense (benefit) of $44 in 2015, ($240) in 2014 and $221 in 2013	$45	$(494)	$426
Distribution to Baxalta, net of tax expense of $73	198	—	—
Amortization of loss to earnings, net of tax expense of $61 in 2015, $47 in 2014 and $88 in 2013	120	94	166

Pension and other employee benefits (charge) gain	$363	$(400)	$592

In 2015 and 2013, OCI activity for pension and OPEB plans was primarily related to actuarial gains/losses. In 2014, OCI activity for pension and OPEB plans was related to actuarial losses as well as the OPEB plan amendment referenced above.

Amounts Expected to be Amortized From AOCI to Net Periodic Benefit Cost in 2016

With respect to the AOCI balance at December 31, 2015, the following table is a summary of the pre-tax amounts expected to be amortized to net periodic benefit cost in 2016.

(in millions)	Pension benefits	OPEB

Actuarial loss/(gain)	$151	$(7)
Prior service credit and transition obligation	—	(10)

Total pre-tax amount expected to be amortized from AOCI to net pension and OPEB cost in 2016	$151	$(17)

Net Periodic Benefit Cost – Continuing Operations

years ended December 31 (in millions)	2015	2014	2013

Pension benefits
Service cost	$128	$130	$137
Interest cost	211	242	207
Expected return on plan assets	(270)	(269)	(254)
Amortization of net losses and other deferred amounts	192	144	245
Settlement losses	2	1	1
Net pension costs related to discontinued operations	(43)	(55)	(73)

Net periodic pension benefit cost	$220	$193	$263

OPEB
Service cost	$4	$5	$10
Interest cost	14	25	26
Amortization of net loss and prior service credit	(11)	(3)	9
Net OPEB costs related to discontinued operations	—	(1)	(1)

Net periodic OPEB cost	$7	$26	$44

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	Pension benefits		OPEB
	2015	2014	2015	2014

Discount rate
U.S. and Puerto Rico plans	4.36%	4.00%	4.12%	3.95%
International plans	2.60%	2.26%	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.75%	3.80%	n/a	n/a
International plans	3.37%	3.28%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	6.50%	6.00%
Rate decreased to	n/a	n/a	5.00%	5.00%
by the year ended	n/a	n/a	2022	2019

The assumptions above, which were used in calculating the December 31, 2015 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2016.

Effective January 1, 2016, the company will change its approach used to calculate the service and interest components of net periodic benefit cost. Previously, the company calculated the service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The company has elected an alternative approach that utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The company believes this approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The company will account for this change prospectively as a change in estimate.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	Pension benefits			OPEB
	2015	2014	2013	2015	2014	2013

Discount rate
U.S. and Puerto Rico plans	4.00%	4.85%	3.95%	3.95%	4.90%	4.00%
International plans	2.26%	3.41%	3.19%	n/a	n/a	n/a
Expected return on plan assets
U.S. and Puerto Rico plans	7.25%	7.50%	7.50%	n/a	n/a	n/a
International plans	6.20%	6.02%	6.33%	n/a	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.76%	3.80%	4.50%	n/a	n/a	n/a
International plans	3.33%	3.29%	3.51%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	6.00%	6.25%	6.50%
Rate decreased to	n/a	n/a	n/a	5.00%	5.00%	5.00%
by the year ended	n/a	n/a	n/a	2019	2019	2019

The 2015 actuarial gain for the OPEB plan was primarily related to adjustments to the assumptions for retirees who are age 65 and older and receive a subsidy to be utilized on a medical insurance exchange.

The company establishes the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on the company’s asset allocation), as well as an analysis of current market and economic information and future expectations. The company plans to use a 7.00% assumption for its U.S. and Puerto Rico plans for 2016.

Effect of a One-Percent Change in Assumed Healthcare Cost Trend Rate on the OPEB Plan

	One percent increase		One percent decrease
years ended December 31 (in millions)	2015	2014	2015	2014

Effect on total of service and interest cost components of OPEB cost	$1	$4	$(1)	$(3)
Effect on OPEB obligation	$1	$67	$(4)	$(55)

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

•	Specified portfolio percentage limits on holdings in a single corporate or other entity (generally 5% at time of purchase, except for holdings in U.S. government or agency securities);

•	Specified average credit quality for the fixed-income securities portfolio (at least A- by Standard & Poor’s or A3 by Moody’s);

•	Specified portfolio percentage limits on foreign holdings; and

•	Periodic monitoring of investment manager performance and adherence to the investment committee’s policies.

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

Plan assets are managed in a balanced portfolio comprised of two major components: equity securities and fixed income securities. The target allocations for plan assets are 60% in equity securities and 40% in fixed income securities and other holdings. The documented policy includes an allocation range based on each individual investment type within the major components that allows for a variance from the target allocations of approximately five percentage points. Equity securities primarily include common stock of U.S. and international companies, common/collective trust funds, mutual funds, and partnership investments. Fixed income securities and other holdings primarily include cash, money market funds with an original maturity of three months or less, U.S. and foreign government and governmental agency issues, corporate bonds, municipal securities, hedge funds, derivative contracts and asset-backed securities.

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

The following tables summarize the bases used to measure the pension plan assets and liabilities that are carried at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Fixed income securities
Cash and cash equivalents	$ 166	$ 32	$ 134	$ —
U.S. government and government agency issues	347	—	347	—
Corporate bonds	632	—	632	—
Equity securities
Common stock:
Large cap	880	880	—	—
Mid cap	359	359	—	—
Small cap	111	111	—	—
Total common stock	1,350	1,350	—	—
Mutual funds	328	112	216	—
Common/collective trust funds	565	—	559	6
Partnership investments	209	—	—	209
Other holdings	101	4	95	2
Collateral held on loaned securities	208	—	208	—
Liabilities
Collateral to be paid on loaned securities	(208)	(60)	(148)	—

Fair value of pension plan assets	$3,698	$1,438	$2,043	$217

		Basis of fair value measurement
(in millions)	Balance at December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Fixed income securities
Cash and cash equivalents	$ 129	$ 21	$ 108	$ —
U.S. government and government agency issues	434	—	434	—
Corporate bonds	704	—	704	—
Equity securities
Common stock:
Large cap	1,024	1,024	—	—
Mid cap	459	459	—	—
Small cap	101	101	—	—
Total common stock	1,584	1,584	—	—
Mutual funds	404	180	224	—
Common/collective trust funds	607	—	601	6
Partnership investments	214	—	—	214
Other holdings	121	11	108	2
Collateral held on loaned securities	266	—	266	—
Liabilities
Collateral to be paid on loaned securities	(266)	(82)	(184)	—

Fair value of pension plan assets	$4,197	$1,714	$2,261	$222

The following table is a reconciliation of changes in fair value measurements that used significant unobservable inputs (Level 3).

(in millions)	Total	Common/collective trust funds	Partnership investments	Other holdings
Balance at December 31, 2013	$206	$ 5	$199	$ 2
Actual return on plan assets still held at year end	14	1	13	—
Actual return on plan assets sold during the year	4	—	4	—
Purchases, sales and settlements	(2)	—	(2)	—

Balance at December 31, 2014	222	6	214	2
Actual return on plan assets still held at year end	1	—	1	—
Actual return on plan assets sold during the year	(1)	—	(1)	—
Purchases, sales and settlements	(5)	—	(5)	—

Balance at December 31, 2015	$217	$ 6	$209	$ 2

The assets and liabilities of the company’s pension plans are valued using the following valuation methods:

Investment category	Valuation methodology

Cash and cash equivalents	These largely consist of a short-term investment fund, U.S. Dollars and foreign currency. The fair value of the short-term investment fund is based on the net asset value

U.S. government and government agency issues	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Corporate bonds	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges

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

Expected Pension and OPEB Plan Funding

The company’s funding policy for its pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by the company, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. The company has no obligation to fund its principal plans in the United States in 2016. The company continually reassesses the amount and timing of any discretionary contributions. The company expects to make an equity contribution of at least $600 million utilizing a portion of Baxter’s retained investment in Baxalta to its U.S. pension plan and at least a $25 million contribution to its foreign pension plans in 2016. The company expects to have net cash outflows relating to its OPEB plan of approximately $19 million in 2016.

The following table details the funded status percentage of the company’s pension plans as of December 31, 2015, including certain plans that are unfunded in accordance with the guidelines of the company’s funding policy outlined above.

	United States and Puerto Rico		International
as of December 31, 2015 (in millions)	Qualified plans	Nonqualified plan	Funded plans	Unfunded plans	Total

Fair value of plan assets	$3,058	n/a	$ 640	n/a	$3,698
PBO	4,073	$200	802	$348	5,423
Funded status percentage	75%	n/a	80%	n/a	68%

U.S. Defined Contribution Plan

Most U.S. employees are eligible to participate in a qualified defined contribution plan. Expense recognized by the company was $40 million in 2015, $52 million in 2014 and $45 million in 2013.

NOTE 14

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with stockholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale equity securities. The following table is a net-of-tax summary of the changes in AOCI by component for the years ended December 31, 2015 and 2014.

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available-for- sale securities	Total

Gains (losses)
Balance as of December 31, 2014	$(2,323)	$(1,427)	$34	$66	$(3,650)
Other comprehensive income before reclassifications	(1,094)	45	46	4,461	3,458
Amounts reclassified from AOCI	—	120	(31)	(23)	66

Net other comprehensive (loss) income	(1,094)	165	15	4,438	3,524

Distribution to Baxalta	226	198	(42)	(32)	350
Balance as of December 31, 2015	$(3,191)	$(1,064)	$7	$4,472	$224

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Other	Total

Gains (losses)
Balance as of December 31, 2013	$(991)	$(1,027)	$10	$32	$(1,976)
Other comprehensive income before reclassifications	(1,332)	(494)	32	(6)	(1,800)
Amounts reclassified from AOCI	—	94	(8)	40	126

Net other comprehensive income (loss)	(1,332)	(400)	24	34	(1,674)

Balance as of December 31, 2014	$(2,323)	$(1,427)	$34	$66	$(3,650)

In 2015, the Company recognized an unrealized gain of $4.4 billion in AOCI related to its retained stake of Baxalta common stock. As the distribution was intended to take the form of a tax-free distribution for federal income tax purposes in the United States, no deferred taxes have been recorded on this unrealized gain.

The following table is a summary of the amounts reclassified from AOCI to net income during the years ended December 31, 2015 and 2014.

	Amounts reclassified from AOCI(a)

(in millions)	2015	2014	Location of impact in income statement

Amortization of pension and other employee benefits items
Actuarial losses and other(b)	$(181)	$(141)

	(181)	(141)	Total before tax
	61	47	Tax benefit

	$(120)	$(94)	Net of tax

Gains (losses) on hedging activities
Interest rate contracts	$—	$(1)	Net interest expense
Foreign exchange contracts	—	1	Net sales
Foreign exchange contracts	47	13	Cost of sales

	47	13	Total before tax
	(16)	(5)	Tax expense

	$31	$8	Net of tax

Available-for-sale securities
Other-than-temporary impairment of available-for-sale equity securities	$—	$(45)	Other expense (income), net
Gain on available-for-sale equity securities	38	1	Other expense (income), net

	38	(44)	Total before tax
	(15)	4	Tax benefit

	$23	$(40)	Net of tax

Total reclassification for the period	$(66)	$(126)	Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.

(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 13.

Refer to Note 9 for additional information regarding hedging activity and Note 13 for additional information regarding the amortization of pension and other employee benefits items.

NOTE 15

INCOME TAXES

Income from Continuing Operations Before Income Tax Expense by Category

years ended December 31 (in millions)	2015	2014	2013

United States	$ (738)	$ (803)	$ (739)
International	1,166	1,293	1,114

Income from continuing operations before income taxes	$ 428	$ 490	$ 375

Income Tax Expense Related to Continuing Operations
years ended December 31 (in millions)	2015	2014	2013

Current
United States
Federal	$(251)	$(305)	$(172)
State and local	(6)	(44)	(26)
International	345	398	350

Current income tax expense	88	49	152

Deferred
United States
Federal	(9)	63	(27)
State and local	(20)	7	(6)
International	(24)	(86)	(59)

Deferred income tax expense	(53)	(16)	(92)

Income tax expense	$ 35	$ 33	$ 60

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2015	2014

Deferred tax assets
Accrued expenses	$389	$293
Retirement benefits	352	743
Tax credits and net operating losses	547	366
Valuation allowances	(135)	(129)

Total deferred tax assets	1,153	1,273

Deferred tax liabilities
Subsidiaries’ unremitted earnings	147	174
Asset basis differences	847	736

Total deferred tax liabilities	994	910

Net deferred tax asset	$159	$363

At December 31, 2015, the company had U.S. operating loss carryforwards totaling $89 million and tax credit carryforwards totaling $140 million. The U.S. operating loss carryforwards expire between 2016 and 2032 and the tax credits expire between 2024 and 2035. At December 31, 2015, the company had foreign operating loss carryforwards totaling $1.4 billion and foreign tax credit carryforwards totaling $52 million. Of these foreign amounts, $6 million expires in 2016, $49 million expires in 2017, $32 million expires in 2018, $38 million expires in 2019, $37 million expires in 2020, $3 million expires in 2021, $277 million expires after 2021 and $1 billion has no expiration date. Realization of these operating loss and tax credit carryforwards depends on generating sufficient taxable income in future periods. A valuation allowance of $135 million and $129 million was recorded at December 31, 2015 and 2014, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards, because the company does not believe it is more likely than not that these assets will be fully realized prior to expiration. The company will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.

Income Tax Expense Related to Continuing Operations Reconciliation

years ended December 31 (in millions)	2015	2014	2013

Income tax expense at U.S. statutory rate	$150	$174	$131
Tax incentives	(133)	(105)	(92)
State and local taxes	(13)	(24)	(21)
Foreign tax expense (benefit)	11	(16)	(22)
Valuation allowances	5	7	—
Contingent tax matters	9	(18)	55
Branded Prescription Drug Fee	1	4	2
Deferred tax charge on intangible intra-group transfers	14	14	14
R&D tax credit	(4)	(1)	—
Puerto Rico excise tax credit	(9)	—	—
Other factors	4	(2)	(7)

Income tax expense	$35	$33	$60

The company recognized deferred US income tax expense of $48 million during 2015 relating to 2015 earnings outside the United States that are not deemed indefinitely reinvested. The company continues to evaluate whether to indefinitely reinvest earnings in certain foreign jurisdictions as it continues to analyze the company’s global financial structure. Currently, management intends to continue to reinvest past earnings in several jurisdictions outside of the United States indefinitely, and therefore has not recognized U.S. income tax expense on these earnings. U.S. federal and state income taxes, net of applicable credits, on these foreign unremitted earnings from continuing operations of $8.5 billion as of December 31, 2015 would be approximately $2.4 billion. As of December 31, 2014 the foreign unremitted earnings from continuing operations and U.S. federal and state income tax amounts were $7.9 billion and $2.2 billion, respectively.

Effective Income Tax Rate — Continuing Operations

The effective income tax rate for continuing operations was 8.2% in 2015, 6.7% in 2014, and 16.0% in 2013. As detailed in the income tax expense reconciliation table above, the company’s effective tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

Factors adversely impacting the company’s effective tax rate in 2015 included charges related to contingent tax matters primarily related to transfer pricing and separation of Baxalta as well as the need to record valuation allowances for some loss making entities. Partially offsetting the foregoing adverse factors was a benefit from reaching a settlement of the Puerto Rico excise tax matter as well as the retroactive reinstatement in December 2015 of the US R&D credit resulting from the Protecting Americans from Tax Hikes Act of 2015.

Factors impacting the company’s effective tax rate in 2014 included the favorable settlement of a portion of the company’s contingent tax matter related to operations in Turkey as well as a favorable shift of earnings from high to low tax jurisdictions compared to the prior period. Additionally, the effective tax rate was unfavorably impacted by increases in valuation allowances in respect of the tax benefit from losses that the company does not believe that it is more likely than not to realize and interest expense related to the company’s unrecognized tax benefits.

Factors impacting the company’s effective tax rate in 2013 were gains of $53 million and $38 million for the reduction of certain contingent payment liabilities related to the prior acquisitions of Prism and ApaTech, respectively, for which there were no tax charges. Also impacting the effective tax rate was a cost of sales reduction of $37 million for an adjustment to the COLLEAGUE infusion pump reserves when the company substantially completed the recall in the United States in 2012, for which there was no tax charge. These items were offset by a change in the earnings mix from lower tax to higher tax rate jurisdictions compared to the prior year period as well as charges for contingent tax matters principally related to the company’s operations in Turkey.

Unrecognized Tax Benefits

The company classifies interest and penalties associated with income taxes in the income tax expense line in the consolidated statements of income. Net interest and penalties recorded during 2015, 2014 and 2013 were $3 million, $12 million, and $1 million, respectively. The liability recorded at December 31, 2015 and 2014 related to interest and penalties was $56 million and $63 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $186 million.

The following table is a reconciliation of the company’s unrecognized tax benefits, including those related to discontinued operations for the years ended December 31, 2015, 2014 and 2013.

as of and for the years ended (in millions)	2015	2014	2013

Balance at beginning of the year	$206	$287	$437
Increase associated with tax positions taken during the current year	24	41	31
Increase (decrease) associated with tax positions taken during a prior year	(26)	(27)	38
Settlements	(3)	(82)	(216)
Decrease associated with lapses in statutes of limitations	(10)	(13)	(3)

Balance at end of the year	$191	$206	$287

Of the gross unrecognized tax benefits, $209 million and $215 million were recognized as liabilities in the consolidated balance sheets as of December 31, 2015 and 2014, respectively. Baxter has recorded net indemnification receivables from Baxalta in the amount of $93 million as of December 31, 2015 related the unrecognized tax benefits for which Baxter is the primary obligor but economically relate to Baxalta operations. Additionally, included as a decrease in the table above was a gross liability transferred to Baxalta in the amount of $10 million for which Baxalta is the primary obligor.

None of the positions included in the liability for uncertain tax positions related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Tax Incentives

The company has received tax incentives in Puerto Rico, Switzerland, and certain other taxing jurisdictions outside the United States. The financial impact of the reductions as compared to the statutory tax rates is indicated in the income tax expense reconciliation table above. The tax reductions as compared to the local statutory rate favorably impacted earnings from continuing operations per diluted share by $0.24 in 2015, $0.20 in 2014 and $0.19 in 2013. The Puerto Rico grant provides that the company’s manufacturing operations are and will be partially exempt from local taxes until the year 2018.

Examinations of Tax Returns

As of December 31, 2015, Baxter had ongoing audits in the United States, Germany, Austria, Italy, Turkey, and other jurisdictions. Baxter expects to reduce the amount of its liability for uncertain tax positions within the next 12 months by $77 million due principally to the resolution of tax disputes in Singapore, Germany and the United States. While the final outcome of these matters is inherently uncertain, the company believes it has made adequate tax provisions for all years subject to examination.

NOTE 16

LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2015 and 2014, the company’s total recorded reserves with respect to legal matters were $29 million and $48 million, respectively.

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

General litigation

Baxter, certain of its current and former executives or its Board of Directors were sued in various forums for alleged failure to adequately oversee the operations of the company or for allegedly issuing false and misleading statements. Defendants denied all wrongdoing and those matters are now settled or dismissed. A consolidated derivative suit filed in the United States District Court for the Northern District of Illinois (N.D. Ill.) was settled with the plaintiffs in February 2015. Two other derivative actions previously filed in Lake County and Delaware Chancery state courts were dismissed. The company also settled below its insurance limits a consolidated alleged class action pending in the N.D. Ill. The court approved the settlement in January 2016.

On July 31, 2015, Davita Healthcare Partners, Inc. filed suit against Baxter Healthcare Corporation in the District Court of the State of Colorado regarding an ongoing commercial dispute relating to the provision of peritoneal dialysis products. The company denies the claims and intends to vigorously defend against the suit. Trial in this case is currently scheduled for August 2016.

Other

In the fourth quarter of 2012, the company received two investigative demands from the United States Attorney for the Western District of North Carolina for information regarding its quality and manufacturing practices and procedures at its North Cove facility. The company is fully cooperating with this investigation.

NOTE 17

SEGMENT INFORMATION

As a result of the separation of Baxalta, Baxter has realigned its organizational structure under two reportable segments, Renal and Hospital Products.

Baxter’s two segments are strategic businesses that are managed separately as each business develops, manufactures and markets distinct products and services. The segments and a description of their products and services are as follows:

The Renal business provides products and services to treat end-stage renal disease, or irreversible kidney failure, along with other renal therapies. The Renal business offers a comprehensive portfolio to meet the needs of patients across the treatment continuum, including technologies and therapies for peritoneal dialysis (PD), in-center hemodialysis (HD), home HD, continuous renal replacement therapy (CRRT) and additional dialysis services.

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

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, nonstrategic investments and related income and expense, certain employee benefit plan costs as well as certain nonrecurring gains, losses, and other charges (such as business optimization, integration and separation-related costs, and asset impairments). Financial information for the company’s segments is as follows:

for the years ended December 31 (in millions)	2015	2014	2013

Net sales
Renal	$3,789	$4,172	$3,089
Hospital Products	6,179	6,547	6,324

Total net sales	$9,968	$10,719	$9,413

EBITDA
Renal	$566	$666	$670
Hospital Products	1,998	2,237	2,242

Total segment EBITDA	$2,564	$2,903	$2,912

(in millions)	2015	2014	2013

Total assets
Renal	$4,609	$4,928	$5,475
Hospital Products	6,632	6,915	7,039

Total segment assets	$11,241	$11,843	$12,514

The following table is a reconciliation of segment EBITDA to income from continuing operations before income taxes per the consolidated statements of income.

for the years ended December 31 (in millions)	2015	2014	2013

Total segment EBITDA	$2,564	$2,903	$2,912
Reconciling items
Depreciation and amortization	(759)	(792)	(635)
Certain foreign exchange fluctuations and hedging activities	197	37	72
Stock compensation	(126)	(126)	(122)
Net interest	(126)	(145)	(128)
Business optimization charges	(130)	6	(161)
Other Corporate items	(1,192)	(1,393)	(1,563)

Income from continuing operations before income taxes	$428	$490	$375

The following table is a reconciliation of segment assets to consolidated total assets per the consolidated balance sheets.

as of December 31 (in millions)	2015	2014	2013

Total segment assets	$11,241	$11,843	$12,514
Cash and equivalents	2,213	2,925	2,733
Deferred income taxes	354	531	298
PP&E, net	932	1,039	1,084
Assets held for disposition	245	9,363	8,280
Other Corporate assets	5,990	437	315

Consolidated total assets	$20,975	$26,138	$25,224

Geographic Information

Net sales are based on product shipment destination and assets are based on physical location.

years ended December 31 (in millions)	2015	2014	2013

Net sales
United States	$4,001	$3,999	$3,584
Europe	2,774	3,257	2,674
Asia-Pacific	1,972	2,079	1,810
Latin America and Canada	1,221	1,384	1,345

Consolidated net sales	$9,968	$10,719	$9,413

as of December 31 (in millions)	2015	2014	2013

PP&E, net
United States	$1,746	$1,625	$1,633
Europe	1,298	1,466	1,463
Asia-Pacific	757	753	708
Latin America and Canada	585	590	604

Consolidated PP&E, net	$4,386	$4,434	$4,408

Net Sales by Franchise

Effective January 1, 2015, Baxter modified its commercial franchise structure for reporting net sales. Prior period net sales have been recast to reflect the new commercial franchise structure. The following table represents net sales by commercial franchise.

years ended December 31	2015	2014	2013

Total Renal[1]	$3,789	$4,172	$3,089

Fluid Systems[2]	2,106	2,129	2,142
Integrated Pharmacy Solutions[3]	2,297	2,535	2,364
Surgical Care[4]	1,323	1,373	1,307
Other[5]	453	510	511

Total Hospital Products	$6,179	$6,547	$6,324

[1]	The Renal segment is presented as a separate commercial franchise and includes sales of the company’s PD, HD and CRRT.

[2]	Principally includes IV therapies, infusion pumps, and administration sets.

[3]	Includes sales of the company’s premixed and oncology drug platforms, nutrition products and pharmacy compounding services.

[4]	Includes sales of the company’s inhaled anesthesia products as well as biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.

[5]	Principally includes sales from the company’s pharmaceutical partnering business.

NOTE 18

QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY’S STOCK (UNAUDITED)

years ended December 31 (in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year

2015
Net sales	$2,403	$2,475	$2,487	$2,603	$9,968
Gross margin[1]	1,019	1,021	1,034	1,072	4,146
Income from continuing operations[1]	134	74	2	183	393
Income from continuing operations per common share[1]
Basic	0.25	0.14	0.00	0.33	0.72
Diluted	0.24	0.13	0.00	0.33	0.72
Income (loss) from discontinued operations, net of tax	296	258	(1)	22	575
Income from discontinued operations per common share
Basic	0.54	0.47	0.00	0.04	1.06
Diluted	0.54	0.47	0.00	0.04	1.04
Net income[1]	430	332	1	205	968
Net income per common share[1]
Basic	0.79	0.61	0.00	0.37	1.78
Diluted	0.78	0.60	0.00	0.37	1.76
Cash dividends declared per common share	0.52	0.52	0.115	0.115	1.27
Market price per common share
High[3]	38.97	39.05	43.44	38.79	43.44
Low[3]	35.84	34.59	33.25	32.18	32.18

2014
Net sales	$2,518	$2,703	$2,709	$2,789	$10,719
Gross margin[2]	1,088	1,093	1,193	1,207	4,581
Income from continuing operations[2]	94	61	175	127	457
Income from continuing operations per common share[2]
Basic	0.18	0.11	0.32	0.23	0.84
Diluted	0.17	0.11	0.32	0.23	0.83
Income from discontinued operations, net of tax	462	459	293	826	2,040
Income from discontinued operations per common share
Basic	0.85	0.85	0.54	1.53	3.77
Diluted	0.84	0.84	0.54	1.51	3.73
Net income[2]	556	520	468	953	2,497
Net income per common share[2]
Basic	1.03	0.96	0.86	1.76	4.61
Diluted	1.01	0.95	0.86	1.74	4.56
Cash dividends declared per common share	0.49	0.52	0.52	0.52	2.05
Market price per common share
High[3]	38.29	39.27	40.36	39.71	40.36
Low[3]	34.39	37.46	37.62	35.49	34.39

[1]

The first quarter of 2015 included charges of $29 million related to business optimization, Gambro integration costs, and separation-related costs. The second quarter of 2015 included benefits of $5 million related to business optimization, Gambro integration costs, separation-related costs, and tax and legal reserves. The third quarter of 2015 included charges of $191 million related to business optimization, Gambro integration costs, separation-related costs, a loss on debt extinguishment, and product-related items. The fourth quarter of 2015 included $17 million related to business optimization, Gambro integration costs, product-related items, separation-related costs, and reserve items and adjustments.

[2]

The first quarter of 2014 included charges of $46 million related to business optimization, Gambro integration costs, tax and legal reserves, and milestone payments associated with the company’s collaboration arrangements. The second quarter of 2014 included charges of $78 million related to business optimization, Gambro integration costs, product-related items, and tax and legal reserves. The third quarter of 2014 included charges of $43 million related to business optimization, Gambro integration costs, and the Branded Prescription Drug Fee. The fourth quarter of 2014 included $47 million related to business optimization, Gambro integration costs, product-related items, separation-related costs, and tax and legal reserves.

[3]	All stock prices for periods preceding the July 1, 2015 separation of Baxalta are adjusted to reflect the high or low adjusted closing price for the period.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Baxter International Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting incorporated by reference under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the company changed the manner in which it accounts for deferred taxes on the consolidated balance sheet in 2015.

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

February 26, 2016

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors, to allow timely decisions regarding required disclosure.

Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2015.

Management’s Assessment of Internal Control Over Financial Reporting

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

Management performed an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Refer to information under the captions entitled “Corporate Governance at Baxter International Inc. — Proposal 1 — Election of Directors,” “— Directors Continuing in Office,” “— Committees of the Board — Audit Committee,” “Board Responsibilities — Code of Conduct,” and “Ownership of Our Stock — Section 16(a) Beneficial Ownership Reporting Compliance” in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 3, 2016 (the Proxy Statement), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Refer to information under the captions entitled “Executive Compensation,” and “Corporate Governance at Baxter International—Director Compensation” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information relating to shares of common stock that may be issued under Baxter’s existing equity compensation plans as of December 31, 2015.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column(a))(c)

Equity Compensation Plans Approved by Shareholders	37,953,179	(1)	$34.36	(2)	54,276,018	(3)
Equity Compensation Plans Not Approved by Shareholders	1,541,808	(4)	$29.93		—

Total	39,494,987	(5)	$34.16	(2)	54,276,018

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

(3)

Includes (i) 6,011,258 shares of common stock available for purchase under the Employee Stock Purchase Plan; (ii) 3,036,176 shares of common stock available under the 2007 Incentive Plan; (iii) 11,326,841 shares of common stock available under the 2011 Incentive Plan; and (iv) 33,901,742 shares of common stock available under the 2015 Incentive Plan.

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

(5)

Includes outstanding awards of 35,799,273 stock options, which have a weighted-average exercise price of $34.16 and a weighted-average remaining term of 6.4 years, 3,077,572 shares of common stock issuable upon vesting of restricted stock units, and 299,658 shares of common stock reserved for issuance in connection with performance share unit grants.

Refer to information under the captions entitled “Ownership of Our Stock — Security Ownership by Directors and Executive Officers” and “— Security Ownership by Certain Beneficial Owners” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Refer to the information under the first paragraph of the caption entitled “Corporate Governance—at Baxter International Inc.—Board of Directors” and the captions entitled “Corporate Governance at Baxter International Inc.—Board of Directors—Director Independence” and “Corporate Governance at Baxter International Inc.—Other Corporate Governance Information—Certain Relationships and Related Person Transactions” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Refer to the information under the caption entitled “Audit Matters — Audit and Non-Audit Fees” and “—Pre-Approval of Audit and Permissible Non-Audit Fees” in the Proxy Statement, all of which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

		Page Number

(1)	Financial Statements:
	Consolidated Balance Sheets	48
	Consolidated Statements of Income	49
	Consolidated Statements of Comprehensive Income	50
	Consolidated Statements of Cash Flows	51
	Consolidated Statements of Changes in Equity	52
	Notes to Consolidated Financial Statements	53
	Report of Independent Registered Public Accounting Firm	103
(2)	Schedules required by Article 12 of Regulation S-X:
	Schedule II — Valuation and Qualifying Accounts	114
	All other schedules have been omitted because they are not applicable or not required.
(3)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAXTER INTERNATIONAL INC.

By:	/s/ José E. Almeida
José E. Almeida
Chairman and Chief Executive Officer

DATE: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2016.

Signature	Title

/s/ José E. Almeida	Chairman and Chief Executive Officer (principal executive officer)
José E. Almeida.

/s/ James K. Saccaro	Corporate Vice President and Chief Financial Officer (principal financial officer)
James K. Saccaro

/s/ Sebastian J. Bufalino	Corporate Vice President and Controller (principal accounting officer)
Sebastian J. Bufalino

/s/ Thomas F. Chen	Director
Thomas F. Chen

/s/ Uma Chowdhry, Ph.D.	Director
Uma Chowdhry, Ph.D.

/s/ John D. Forsyth	Director
John D. Forsyth

/s/ James R. Gavin III, M.D., Ph.D.	Director
James R. Gavin III, M.D., Ph.D.

/s/ Peter S. Hellman	Director
Peter S. Hellman

/s/ Munib Islam	Director
Munib Islam

/s/ Michael F. Mahoney	Director
Michael F. Mahoney

/s/ Carole J. Shapazian	Director
Carole J. Shapazian

Signature	Title

/s/ Thomas T. Stallkamp	Director
Thomas T. Stallkamp

/s/ K.J. Storm	Director
K.J. Storm

/s/ Albert P. L. Stroucken	Director
Albert P. L. Stroucken

EXHIBIT INDEX

Number and Description of Exhibit

2.1	Separation and Distribution Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 10, 2013).

3.2	Bylaws, as amended and restated on December 18, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 18, 2015).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit(a) to the Company’s Registration Statement on Form S-16 (Registration No. 02-65269), filed on August 17, 1979).

4.2	Indenture, dated as of April 26, 2002, between the Company and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to Form 8-A, filed on December 23, 2002).

4.3	Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 9, 2006).

4.4	First Supplemental Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (including form of 5.90% Senior Note due 2016) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 9, 2006).

4.5	Second Supplemental Indenture, dated December 7, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 6.250% Senior Note due 2037) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 7, 2007).

4.6	Third Supplemental Indenture, dated May 22, 2008, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 5.375% Senior Notes due 2018) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 22, 2008).

4.7	Fifth Supplemental Indenture, dated as of August 20, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 4.50% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 20, 2009).

4.8	Sixth Supplemental Indenture, dated March 9, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee, (including form of 4.250% Senior Notes due 2020) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2010).

4.9	Seventh Supplemental Indenture, dated December 19, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 1.850% Senior Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2011).

Number and Description of Exhibit

4.10	Eighth Supplemental Indenture, dated August 13, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including forms of 2.400% Senior Notes due 2022 and 3.650% Senior Notes due 2042) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 13, 2012).

4.11	Ninth Supplemental Indenture, dated June 11, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including forms of 0.950% Senior Notes due 2016, 1.850% Senior Notes due 2018, 3.200% Senior Notes due 2023, and 4.500% Senior Notes due 2043) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 11, 2013).

10.1	Five-Year Credit Agreement, dated as of July 1, 2015, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

10.2	Amendment No. 1 to the Five-Year Credit Agreement, dated as of October 26, 2015, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 27, 2015).

10.3	Credit Agreement, dated as of July 1, 2015, among Baxter Healthcare SA and Baxter World Trade SPRL, as Borrowers, J.P. Morgan Europe Limited, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

10.4	Amendment No. 1 to the Credit Agreement, dated as of October 26, 2015, among Baxter Healthcare SA and Baxter World Trade SPRL, as Borrowers, J.P. Morgan Europe Limited, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 27, 2015),

10.5	364-Day Credit Agreement, dated December 10, 2014, among the Company as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent, and various institutional lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 16, 2014).

10.6	Amendment No. 1 to 364-Day Credit Agreement, dated December 8, 2015, among the Company as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent, and Chase Lincoln First Commercial Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 9, 2015).

10.7	Employee Matters Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

10.8	Tax Matters Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

10.9	Shareholder’s and Registration Rights Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

Number and Description of Exhibit

10.10	Support Agreement, dated as of September 29, 2015, by and among Baxter International Inc., Third Point LLC, Third Point Partners L.P., Third Point Partners Qualified L.P., Third Point Offshore Master Fund L.P., Third Point Ultra Master Fund L.P., Third Point Reinsurance Co. Ltd., Third Point Advisors LLC, Third Point Advisors II LLC, Daniel S. Loeb and Munib Islam (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 30, 2015).

10.11	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 1986).

C 10.12	Baxter International Inc. 2007 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2007).

C 10.13	Baxter International Inc. Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 16, 2007).

C 10.14	Baxter International Inc. 2011 Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.15	Baxter International Inc. 2015 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 25, 2015).

C 10.16	Baxter International Inc. Equity Plan for the 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2011).

C 10.17	Baxter International Inc. Equity Plan for the 2015 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

C 10.18	Baxter International Inc. Equity Plan for José E. Almeida under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

C 10.19	Baxter International Inc. Directors’ Deferred Compensation Plan (amended and restated effective January 1, 2009) and Amendment No. 1 thereto effective January 1, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 23, 2012).

C 10.20	Amended and Restated Employment Agreement, between Robert L. Parkinson, Jr. and the Company, dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 17, 2008).

C 10.21	Amendment to Employment Agreement, between Robert L. Parkinson, Jr. and the Company, dated July 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2013).

C 10.22	Offer Letter between Baxter International Inc. and José E. Almeida, dated as of October 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

C 10.23	Offer Letter between Baxter International Inc. and James K. Saccaro, dated as of July 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2015).

C 10.24	Form of Severance Agreement entered into with executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on February 21, 2014).

C 10.25	Baxter International Inc. and Subsidiaries Supplemental Pension Plan (amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on February 19, 2009).

Number and Description of Exhibit

C 10.26	Baxter International Inc. and Subsidiaries Deferred Compensation Plan (amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed on February 19, 2009).

C 10.27	Baxter International Inc. Employee Stock Purchase Plan (as amended and restated effective July 1, 2011) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.28	Baxter International Inc. Non-Employee Director Compensation Plan (as amended and restated effective January 1, 2015) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed on February 25, 2015).

C 10.29	Form of Spin-Off Severance Agreement entered into with certain executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q, filed on July 30, 2014).

C 10.30	First Butel Agreement, between Jean-Luc Butel and the Company, dated July 29, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-Q, filed on July 30, 2014).

C 10.31	Form of Second Butel Agreement, between Jean-Luc Butel and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-Q, filed on July 30, 2014).

C 10.32	Agreement, dated January 5, 2015, between Jean-Luc Butel and Baxter Healthcare (Asia) Pte Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 9, 2015).

10.33	Letter Agreement, dated as of January 11, 2016, by and among Baxter International Inc., Baxalta Incorporated and Shire plc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 11, 2016).

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Baxter International Inc.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

C	Management contract or compensatory plan or arrangement.

SCHEDULE II

		Additions	Charged (credited) to other accounts(1)(2)
Valuation and Qualifying Accounts (in millions)	Balance at beginning of period	Charged to costs and expenses		Deductions from reserves	Balance at end of period
Year ended December 31, 2015:
Allowance for doubtful accounts	$119	30	(10)	(29)	$110
Deferred tax asset valuation allowance	$129	30	(16)	(8)	$135
Year ended December 31, 2014:
Allowance for doubtful accounts	$148	1	(15)	(15)	$119
Deferred tax asset valuation allowance	$128	10	(6)	(3)	$129
Year ended December 31, 2013:
Allowance for doubtful accounts	$127	26	6	(11)	$148
Deferred tax asset valuation allowance	$96	13	24	(5)	$128

(1)	Valuation accounts of acquired or divested companies and foreign currency translation adjustments.

(2)	Amounts include adjustments related to the divestiture of the BioSciences business.

Reserves are deducted from assets to which they apply.