Form 10-Q
period 2016-03-31
BAXTER INTERNATIONAL INC
filed 2016-05-06
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 29, 2016 was 552,262,740 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended March 31, 2016

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended
	March 31,
	2016	2015
Net sales	$2,375	$2,403
Cost of sales	1,410	1,384
Gross margin	965	1,019
Marketing and administrative expenses	641	784
Research and development expenses	136	143
Operating income	188	92
Net interest expense	28	30
Other income, net	(3,169)	(86)
Income from continuing operations before income taxes	3,329	148
Income tax (benefit)/expense	(58)	14
Income from continuing operations	3,387	134
(Loss) income from discontinued operations, net of tax	(7)	296
Net income	$3,380	$ 430

Income from continuing operations per common share
Basic	$ 6.17	$ 0.25

Diluted	$ 6.13	$ 0.24

Income from discontinued operations per common share
Basic	($ 0.01)	$ 0.54

Diluted	($ 0.01)	$ 0.54

Net income per common share
Basic	$ 6.16	$ 0.79

Diluted	$ 6.12	$ 0.78

Weighted-average number of common shares outstanding
Basic	549	543

Diluted	552	548

Cash dividends declared per common share	$0.115	$ 0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended
	March 31,
	2016	2015
Net income	$3,380	$430
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense (benefit) of $14 and ($109) for the three months ended March 31, 2016 and 2015, respectively	92	(1,138)
Pension and other employee benefits, net of tax expense of $11 and $31 for the three months ended March 31, 2016 and 2015, respectively	21	68
Hedging activities, net of tax benefit of ($3) and ($7) for the three months ended March 31, 2016 and 2015, respectively	(6)	(10)
Available-for-sale securities, net of tax expense of zero and $9 for the three months ended March 31, 2016 and 2015, respectively	(3,366)	21
Total other comprehensive income (loss), net of tax	(3,259)	(1,059)
Comprehensive income (loss)	$121	$(629)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		March 31,	December 31,
		2016	2015
Current assets	Cash and equivalents	$ 2,211	$ 2,213
	Accounts and other current receivables, net	1,830	1,731
	Inventories	1,682	1,604
	Prepaid expenses and other	951	855
	Investment in Baxalta common stock	1,232	5,148
	Current assets held for disposition	111	245
	Total current assets	8,017	11,796
Property, plant and equipment, net		4,403	4,386
Other assets	Goodwill	2,727	2,687
	Other intangible assets, net	1,359	1,349
	Other	844	744
	Total other assets	4,930	4,780
Total assets		$ 17,350	$ 20,962

Current liabilities	Short-term debt	$817	$1,775
	Current maturities of long-term debt and lease obligations	472	810
	Accounts payable and accrued liabilities	2,387	2,666
	Current income taxes payable	137	453
	Current liabilities held for disposition	10	46
	Total current liabilities	3,823	5,750
Long-term debt and lease obligations		2,068	3,922
Other long-term liabilities		2,439	2,425
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2016 and 2015	683	683
	Common stock in treasury, at cost, 132,271,988 shares in 2016 and 135,839,938 shares in 2015	(7,434)	(7,646)
	Additional contributed capital	5,882	5,902
	Retained earnings	12,923	9,683
	Accumulated other comprehensive (loss) income	(3,035)	224
	Total Baxter shareholders’ equity	9,019	8,846
	Noncontrolling interests	1	19
	Total equity	9,020	8,865
Total liabilities and equity		$ 17,350	$ 20,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Three months ended
		March 31,
		2016	2015
Cash flows from operations	Net income	$3,380	$ 430
	Adjustments to reconcile income from continuing operations to net cash from operating activities:
	(Loss) income from discontinued operations, net of tax	7	(296)
	Depreciation and amortization	189	187
	Deferred income taxes	(71)	48
	Stock compensation	23	29
	Net periodic pension benefit and OPEB costs	30	60
	Net realized gains on the Retained Share transactions	(3,239)	—
	Other	97	(87)
	Changes in balance sheet items
	Accounts and other current receivables, net	16	50
	Inventories	(26)	(122)
	Accounts payable and accrued liabilities	(438)	(306)
	Business optimization and infusion pump payments	(34)	(19)
	Other	(108)	(2)
	Cash flows from operations – continuing operations	(174)	(28)
	Cash flows from operations – discontinued operations	(159)	124
	Cash flows from operations	(333)	96
Cash flows from investing activities	Capital expenditures	(184)	(214)
	Acquisitions and investments, net of cash acquired	(33)	(7)
	Divestitures and other investing activities	3	4
	Cash flows from investing activities – continuing operations	(214)	(217)
	Cash flows from investing activities – discontinued operations	13	(553)
	Cash flows from investing activities	(201)	(770)
Cash flows from financing activities	Issuances of debt	61	900
	Payments of obligations	(20)	(618)
	Increase in debt with original maturities of three months or less, net	450	361
	Cash dividends on common stock	(63)	(282)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	99	48
	Other	(17)	(25)
	Cash flows from financing activities	510	384
Effect of foreign exchange rate changes on cash and equivalents		22	(105)
Decrease in cash and equivalents		(2)	(395)
Cash and equivalents at beginning of period		2,213	2,925
Cash and equivalents at end of period		$2,211	$ 2,530

Supplemental Schedule of Non-Cash Investing and Financing Activities
Net proceeds on Retained Share transactions		$3,239	$ —
Payment of obligations in exchange for Retained Shares		3,646	—
Other Supplemental Information
Income taxes paid		$429	$ 91

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report).

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

Certain reclassifications have been made to conform the prior period condensed consolidated statements to the current period presentation.

Separation of Baxalta Incorporated

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of Baxalta Incorporated (Baxalta) to Baxter shareholders (the Distribution). The Distribution was made to Baxter’s shareholders of record as of the close of business on June 17, 2015 (Record Date), who received one share of Baxalta common stock for each Baxter common share held as of the Record Date. As a result of the Distribution, Baxalta became an independent public company trading under the symbol “BXLT” on the New York Stock Exchange.

As a result of the separation, the condensed consolidated statements of income, condensed consolidated balance sheets, condensed consolidated statements of cash flow and related financial information reflect Baxalta’s operations, assets and liabilities, and cash flows as discontinued operations for all periods presented. Refer to Note 2 for additional information regarding the separation of Baxalta.

New accounting standards

Recently issued accounting standards not yet adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The updated guidance requires all tax effects related to share-based payment to be recorded in income tax expense in the consolidated statement of income. Current guidance requires that tax effects of deductions in excess of share-based compensation costs (windfall tax benefits) be recorded in additional paid-in capital, and tax deficiencies recorded in additional paid-in capital to the extent of previously recognized windfall tax benefits, with the remainder recorded in income tax expense. The new guidance also requires all tax-related cash flows resulting from share-based payments to be reported as operating activities in the consolidated statement of cash flows, rather than the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. The guidance is effective for the company beginning January 1, 2017. The company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize lease assets and liabilities on the balance sheet for leases classified as operating leases under current GAAP. This ASU is effective for the company beginning January 1, 2019. The company is currently evaluating the impact of this standard on its consolidated financial statements.

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

Recently adopted accounting pronouncements

As of January 1, 2016, the company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amended ASC 835-30, Interest - Imputation of Interest. This guidance requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the related debt liability. As a result of the adoption, the company reclassified debt issuance costs of $13 million from other assets to long-term debt in the Company’s consolidated balance sheet as of December 31, 2015. The adoption of this guidance did not impact the company’s consolidated statements of earnings, comprehensive income, shareholders’ equity, or cash flows.

As of January 1, 2016, the company adopted ASU No. 2015-05, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This guidance requires software licenses within cloud computing arrangements to be classified as intangible assets. The adoption of ASU No. 2015-05 did not have a material impact on Baxter’s financial position or results of operations.

2. SEPARATION OF BAXALTA INCORPORATED

After giving effect to the Distribution, the company retained 19.5% of the outstanding common stock, or 131,902,719 shares of Baxalta (Retained Shares). Effective January 27, 2016, Baxter completed a debt-for-equity exchange through the transfer of 37,573,040 Retained Shares in exchange for the extinguishment of the $1.45 billion aggregate principal amount of indebtedness outstanding under the U.S. dollar denominated revolving credit facility. Additionally, on March 16, 2016, the company completed a debt-for-equity exchange, in which Baxter exchanged 63,823,582 Retained Shares for the extinguishment of $2.2 billion in aggregate principal amount of Baxter indebtedness. See Note 8 for additional details regarding these debt-for-equity transactions. Baxter accounts for its investment in these Retained Shares as available-for-sale equity securities with a fair value of approximately $1.2 billion and $5.1 billion as of March 31, 2016 and December 31, 2015, respectively.

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

Following is a summary of the operating results of Baxalta, which have been reflected as discontinued operations for the three months ended March 31, 2016 and 2015. The assets and liabilities have been classified as held for disposition as of March 31, 2016 and December 31, 2015.

	Three months ended March 31,
(in millions)	2016	2015
Major classes of line items constituting income from discontinued operations before income taxes
Net sales	$64	$1,362
Cost of sales	(59)	(580)
Marketing and administrative expenses	(20)	(231)
Research and development expenses	—	(157)
Other income and expense items that are not major	—	(2)
(Loss) income from discontinued operations before income taxes	(15)	392
Gain on disposal of discontinued operations	17	—
Income tax expense	9	96
(Loss) income from discontinued operations, net of tax	$(7)	$296

	March 31,	December 31,
(in millions)	2016	2015
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts and other current receivables, net	$ 99	$ 228
Inventories	9	8
Property, plant, and equipment, net	1	2
Other	2	7
Total assets of the disposal group	$ 111	$ 245

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$ 2	$ 46
Other long-term liabilities	8	—
Total liabilities of the disposal group	$ 10	$ 46

As of March 31, 2016 and December 31, 2015, Baxter has recorded a liability of $92 million and $190 million, respectively, for its obligation to transfer these net assets to Baxalta. On February 1, 2016, the legal transfer of approximately $90 million of net assets as of December 31, 2015 was distributed to Baxalta resulting in a gain of $17 million, which is recorded within income from discontinued operations, net of tax. It is expected that the majority of the remaining operations will be transferred to Baxalta during 2016.

Baxter and Baxalta entered into several agreements in connection with the July 1, 2015 separation, including a transition services agreement (TSA), separation and distribution agreement, manufacturing and supply agreements (MSA), tax matters agreement, an employee matters agreement, a long-term services agreement, and a shareholder’s and registration rights agreement.

Pursuant to the TSA, Baxter and Baxalta and their respective subsidiaries are providing to each other, on an interim, transitional basis, various services. Services being provided by Baxter include, among others, finance, information technology, human resources, quality supply chain, and certain other administrative services. The services generally commenced on the Distribution date and are expected to terminate within 24 months (or 36 months in the case of certain information technology services) of the Distribution date. Billings by Baxter under the TSA are recorded as a reduction of the costs to provide the respective service in the applicable expense category, primarily in marketing and administrative expenses, in the condensed consolidated statements of income. In the first quarter of 2016, the company recognized approximately $27 million as a reduction to marketing and administrative expenses related to the TSA. Pursuant to the MSA, Baxalta or Baxter, as the case may be, manufactures, labels, and packages products for the other party. The terms of the agreements range in initial duration from five to ten years. In the first quarter of 2016, Baxter recognized approximately $11 million in sales to Baxalta. In addition, Baxter recognized $45 million in cost of sales related to purchases from Baxalta pursuant to the MSA. The cash flows associated with these agreements are included in cash flows from operations — continuing operations.

Cash outflows of $159 million were reported in cash flows from operations – discontinued operations for the period ending March 31, 2016. These relate to non-assignable tenders whereby Baxter remains the seller of Baxalta products, transactions related to importation services Baxter provides in certain countries, in addition to trade payables settled post local separation on Baxalta’s behalf.

3. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended
	March 31,
(in millions)	2016	2015
Interest expense, net of capitalized interest	$ 33	$ 35
Interest income	(5)	(5)
Net interest expense	$ 28	$ 30

Other income, net

	Three months ended
	March 31,
(in millions)	2016	2015
Foreign exchange	$ (9)	$ (89)
Net loss on debt extinguishment	101	—
Net realized gains on Retained Shares transactions	(3,239)	—
All other	(22)	3
Other income, net	$ (3,169)	$ (86)

Inventories

	March 31,	December 31,
(in millions)	2016	2015
Raw materials	$ 369	$ 374
Work in process	159	142
Finished goods	1,154	1,088
Inventories	$ 1,682	$ 1,604

Property, plant and equipment, net

	March 31,	December 31,
(in millions)	2016	2015
Property, plant and equipment, at cost	$ 9,134	$ 8,990
Accumulated depreciation	(4,731)	(4,604)
Property, plant and equipment, net	$ 4,403	$ 4,386

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

The following is a reconciliation of basic shares to diluted shares.

	Three months ended
	March 31,
(in millions)	2016	2015
Basic shares	549	543
Effect of dilutive securities	3	5
Diluted shares	552	548

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 20 million and 9 million equity awards for the three months ended March 31, 2016 and 2015, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 9 for additional information regarding items impacting basic shares.

Stock repurchases

In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. During the first quarter of 2016, the company did not repurchase any shares and has $0.5 billion remaining available under the authorization as of March 31, 2016.

5. ACQUISITIONS AND OTHER ARRANGEMENTS

In the first quarter of 2016, Baxter paid approximately $23 million to acquire the rights to Vancomycin injection in 0.9% Sodium Chloride (Normal Saline) in 500mg, 750mg, and 1 gram presentations from Celerity Pharmaceuticals, LLC (Celerity). Baxter capitalized the purchase price as an intangible asset and is amortizing the asset over the estimated economic life of 12 years. Refer to Note 5 within the 2015 Annual Report for additional information regarding the company’s agreement with Celerity.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	Renal	Hospital Products	Total
Balance as of December 31, 2015	$408	$2,279	$2,687
Currency translation adjustments	7	33	40
Balance as of March 31, 2016	$415	$2,312	$2,727

As of March 31, 2016, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
March 31, 2016
Gross other intangible assets	$1,781	$ 410	$87	$2,278
Accumulated amortization	(766)	(153)	—	(919)
Other intangible assets, net	$1,015	$ 257	$87	$1,359

December 31, 2015
Gross other intangible assets	$1,742	$ 393	$86	$2,221
Accumulated amortization	(729)	(143)	—	(872)
Other intangible assets, net	$1,013	$ 250	$86	$1,349

Intangible asset amortization expense was $40 million in the first quarters of 2016 and 2015, respectively.

The increase in other intangible assets, net during the first three months of 2016 was primarily driven by the acquisition of the rights to Vancomycin detailed in Note 5 and currency translation adjustments (CTA), partially offset by amortization expense.

7. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion pump charges

In the first quarter of 2016, the company refined its estimates for remediation activities related to the SIGMA SPECTRUM infusion pump recall and decreased the reserve by $12 million. In addition, the company recorded utilization of the SIGMA SPECTRUM reserve of $14 million. The balance as of March 31, 2016 was $14 million for the SIGMA SPECTRUM infusion pump recall. Refer to the 2015 Annual Report for further information about the Company’s infusion pump recall activities.

Business optimization charges

The Company records charges from its business optimization initiatives primarily related to optimizing the company’s overall cost structure on a global basis, as the company streamlines its international operations, rationalizes its manufacturing facilities, enhances its general and administrative infrastructure and realigns certain R&D activities. The restructuring charges primarily include employee termination costs, costs associated with the company’s business optimization programs including consulting and other fees, in addition to Gambro integration costs.

During the first quarters of 2016 and 2015, the company recorded the following charges related to business optimization programs.

	Three months ended
	March 31,
(in millions)	2016	2015
Restructuring charges, net	$ 4	$ (1)
Costs to implement business optimization programs	11	18
Total business optimization charges	$15	$17

During the first quarters of 2016 and 2015, the company recorded the following restructuring charges.

	Three months ended
	March 31, 2016
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$13	$ 1	$ 1	$15
Reserve adjustments	(1)	(8)	(2)	(11)
Total restructuring charges	$12	$(7)	$(1)	$ 4

	Three months ended
	March 31, 2015
(in millions)	COGS	SGA	Total
Employee termination costs	$ 1	$11	$12
Asset related costs	3	1	4
Asset impairment	2	—	2
Reserve adjustments	(13)	(6)	(19)
Total restructuring charges	$ (7)	$ 6	$ (1)

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserves as of December 31, 2015	$116
Charges	15
Reserve adjustments	(11)
Utilization	(22)
CTA	13
Reserves as of March 31, 2016	$111

The reserves are expected to be substantially utilized by the end of 2016.

8. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Debt-for-equity exchanges

On January 27, 2016, Baxter exchanged Retained Shares for the extinguishment of $1.45 billion aggregate principal amount outstanding under its $1.8 billion U.S. dollar-denominated revolving credit facility. This exchange extinguished the indebtedness under the facility, which was terminated in connection with such debt-for-equity exchange. There were no material prepayment penalties or breakage costs associated with the termination of the facility. Baxter recognized a net realized gain of $1.25 billion related to the Retained Shares exchanged, which was included in other income, net for the period ended March 31, 2016.

On March 16, 2016, the company exchanged Retained Shares for the extinguishment of approximately $2.2 billion in principal amount of its 0.950% Notes due May 2016, 5.900% Notes due August 2016, 1.850% Notes due January 2017, 5.375% Notes due May 2018, 1.850% Notes due June 2018, 4.500% Notes due August 2019, and 4.250% Notes due February 2020 purchased by certain third party purchasers in the previously announced debt tender offers. As a result, the company recognized a net loss on extinguishment of debt totaling $101 million and a net realized gain of $2.0 billion on the Retained Shares exchanged, which are included in other income, net for the period ended March 31, 2016.

Commercial paper

During the first quarter of 2016, the company issued and redeemed commercial paper, of which $750 million was outstanding as of March 31, 2016 with a weighted-average interest rate of 0.75%. There was a balance of $300 million outstanding at December 31, 2015 with a weighted-average interest rate of 0.6%. This commercial paper is classified as short-term debt.

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended March 31,
(in millions)	2016	2015
Sold receivables at beginning of period	$ 81	$ 104
Proceeds from sales of receivables	104	113
Cash collections (remitted to the owners of the receivables)	(107)	(120)
Effect of currency exchange rate changes	7	(1)
Sold receivables at end of period	$ 85	$ 96

The impacts on the condensed consolidated statements of income relating to the sale of receivables were immaterial for each period. Refer to the 2015 Annual Report for further information regarding the company’s securitization agreements.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of March 31, 2016, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $206 million.

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

The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Columbian Peso, Brazilian Real, Swedish Krona, and Mexican Peso. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from foreign exchange. Financial market and currency volatility may limit the company’s ability to cost-effectively hedge these exposures.

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

The notional amounts of foreign exchange contracts were $415 million and $378 million as of March 31, 2016 and December 31, 2015, respectively. There were no outstanding interest rate contracts designated as cash flow hedges as of March 31, 2016 and December 31, 2015. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2016 is 15 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $535 million and $1.3 billion as of March 31, 2016 and December 31, 2015, respectively. The decrease is due to swaps terminated in conjunction with the aforementioned debt-for-equity exchanges.

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

There were no hedge dedesignations in the first quarters of 2016 or 2015 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In March 2016, the company terminated a total notional value of $765 million of interest rate contracts in connection with the March debt tender offers, resulting in a $34 million reduction to the debt extinguishment loss. There were no fair value hedges terminated during the first quarter of 2015.

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

The total notional amount of undesignated derivative instruments was $630 million as of March 31, 2016 and $580 million as of December 31, 2015.

Gains and Losses on Derivative Instruments

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the three months ended March 31, 2016 and 2015.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2016	2015		2016	2015
Cash flow hedges
Interest rate contracts	$—	$—	Other income, net	$ 4	$—
Foreign exchange contracts	—	(1)	Net sales	—	—
Foreign exchange contracts	(4)	64	Cost of sales	1	25
Total	$(4)	$63		$ 5	$25

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2016	2015
Fair value hedges
Interest rate contracts	Net interest expense	$22	$ 47
Undesignated derivative instruments
Foreign exchange contracts	Other income, net	$ 6	$ (8)

For the company’s fair value hedges, equal and offsetting losses of $22 million and $47 million were recognized in net interest expense in the first quarters of 2016 and 2015, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the first quarter of 2016 was not material.

As of March 31, 2016, $2 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of March 31, 2016.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$ 33	Other long-term liabilities	$—
Foreign exchange contracts	Prepaid expenses and other	9	Accounts payable and accrued liabilities	1
Foreign exchange contracts	Other long-term assets	—	Other long-term liabilities	—
Total derivative instruments designated as hedges		$ 42		$ 1

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$ 2
Total derivative instruments		$ 42		$ 3

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2015.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$ —
Interest rate contracts	Other long-term assets	46	Other long-term liabilities	—
Foreign exchange contracts	Prepaid expenses and other	9	Accounts payable and accrued liabilities	1
Total derivative instruments designated as hedges		$ 55		$ 1

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ 1	Accounts payable and accrued liabilities	$ 1
Total derivative instruments		$ 56		$ 2

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

	March 31, 2016		December 31, 2015
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$42	$ 3	$56	$ 2
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(3)	(3)	(2)	(2)
Total	$39	$—	$54	$—

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 9	$—	$ 9	$—
Interest rate hedges	33	—	33	—
Available-for-sale securities	1,242	10	1,232	—
Total assets	$1,284	$10	$1,274	$—

Liabilities
Foreign currency hedges	$ 3	$—	$ 3	$—
Contingent payments related to acquisitions	20	—	—	20
Total liabilities	$ 23	$—	$ 3	$20

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 10	$—	$ 10	$—
Interest rate hedges	46	—	46	—
Available-for-sale securities	5,162	14	5,148	—
Total assets	$5,218	$14	$5,204	$—

Liabilities
Foreign currency hedges	$ 2	$—	$ 2	$—
Contingent payments related to acquisitions	20	—	—	20
Total liabilities	$ 22	$—	$ 2	$20

As of March 31, 2016, cash and equivalents of $2.2 billion included money market funds of approximately $483 million, and as of December 31, 2015, cash and equivalents of $2.2 billion included money market funds of approximately $500 million. Money market funds would be considered Level 2 in the fair value hierarchy.

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The investment in the Retained Shares of $1.2 billion as of March 31, 2016 and $5.1 billion as of December 31, 2015, is categorized as a Level 2 security as these securities were not registered as of those dates. The value of this investment is based on Baxalta’s common stock price as of March 31, 2016 and December 31, 2015, which represents an identical equity instrument registered under the Securities Act of 1933, as amended. The majority of the derivatives entered into by the company are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs are considered observable and vary depending on the type of derivative, and include contractual terms, interest rate yield curves, foreign exchange rates and volatility.

Contingent payments related to acquisitions consist of commercial milestone payments and sales-based payments, and are valued using discounted cash flow techniques. The fair value of commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated. Changes in the fair value of contingent payments related to Baxter’s acquisitions, which use significant unobservable inputs (Level 3) in the fair value measurement, were immaterial during the first quarter of 2016. The company made minor sales-based payments in the first quarter of 2016.

The following table provides information relating to the company’s investments in available-for-sale equity securities.

(in millions)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2016	$179	$1,065	$ 2	$1,242
December 31, 2015	$732	$4,430	$—	$5,162

In the first quarter of 2016 the company recorded $3.2 billion of net realized gains within other income, net related to exchanges of available-for-sale equity securities, which represented gains from the Retained Share transactions. The company did not have any sales of available-for-sale or equity method investments in the first quarter of 2015.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value in the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the approximate fair values as of March 31, 2016 and December 31, 2015.

	Book values		Approximate fair values
(in millions)	2016	2015	2016	2015
Assets
Investments	$ 22	$ 21	$ 22	$ 21

Liabilities
Short-term debt	$ 817	$1,775	$ 817	$1,775
Current maturities of long-term debt and lease obligations	472	810	475	818
Long-term debt and lease obligations	2,068	3,922	2,232	4,077

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of March 31, 2016 and December 31, 2015.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$ 22	$—	$ 2	$20
Total assets	$ 22	$—	$ 2	$20

Liabilities
Short-term debt	$ 817	$—	$ 817	$—
Current maturities of long-term debt and lease obligations	475	—	475	—
Long-term debt and lease obligations	2,232	—	2,232	—
Total liabilities	$3,524	$—	$3,524	$—

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$ 21	$—	$ 2	$19
Total assets	$ 21	$—	$ 2	$19

Liabilities
Short-term debt	$1,775	$—	$1,775	$—
Current maturities of long-term debt and lease obligations	818	—	818	—
Long-term debt and lease obligations	4,077	—	4,077	—
Total liabilities	$6,670	$—	$6,670	$—

Investments in 2016 and 2015 included certain cost method investments and held-to-maturity debt securities.

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

9. STOCK COMPENSATION

Stock compensation expense totaled $23 million and $29 million in the first quarter of 2016 and 2015, respectively. Over 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.

The company awarded stock compensation grants consisting of 6.4 million stock options, 1.0 million RSUs and 0.3 million PSUs during the first quarter of 2016.

Stock Options

The weighted-average Black-Scholes assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant-date fair values, were as follows.

	Three months ended March 31,
	2016	2015
Expected volatility	20%	20%
Expected life (in years)	5.5	5.5
Risk-free interest rate	1.4%	1.7%
Dividend yield	1.2%	3.0%
Fair value per stock option	$7	$9

The total intrinsic value of stock options exercised was $55 million and $14 million during the first quarters of 2016 and 2015, respectively.

As of March 31, 2016, the unrecognized compensation cost related to all unvested stock options of $87 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

Restricted Stock Units

As of March 31, 2016, the unrecognized compensation cost related to all unvested RSUs of $94 million is expected to be recognized as expense over a weighted-average period of 2.0 years.

Performance Share Units

As of March 31, 2016, the unrecognized compensation cost related to all granted unvested PSUs of $20 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

10. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended
	March 31,
(in millions)	2016	2015
Pension benefits
Service cost	$ 23	$ 23
Interest cost	46	49
Expected return on plan assets	(75)	(61)
Amortization of net losses and other deferred amounts	37	43
Net periodic pension benefit cost	$ 31	$ 54

OPEB
Service cost	$ 1	$ 1
Interest cost	2	6
Amortization of net loss and prior service credit	(4)	(1)
Net periodic OPEB cost	$ (1)	$ 6

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale equity securities. The following table is a net-of-tax summary of the changes in AOCI by component for the three months ended March 31, 2016 and 2015.

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale securities	Total
Gains (losses)
Balance as of December 31, 2015	$(3,191)	$ (1,064)	$ 7	$ 4,472	$ 224
Other comprehensive income before reclassifications	92	(1)	(3)	22	110
Amounts reclassified from AOCI (a)	—	22	(3)	(3,388)	(3,369)
Net other comprehensive (loss) income	92	21	(6)	(3,366)	(3,259)
Balance as of March 31, 2016	$(3,099)	$ (1,043)	$ 1	$ 1,106	$ (3,035)

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale- securities	Total
Gains (losses)
Balance as of December 31, 2014	$(2,323)	$ (1,427)	$ 34	$ 66	$ (3,650)
Other comprehensive income before reclassifications	(1,138)	33	6	14	(1,085)
Amounts reclassified from AOCI (a)	—	35	(16)	7	26
Net other comprehensive (loss) income	(1,138)	68	(10)	21	(1,059)
Balance as of March 31, 2015	$(3,461)	$ (1,359)	$ 24	$ 87	$ (4,709)

(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three months ended March 31, 2016 and 2015.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended March 31, 2016	Three months ended March 31, 2015	Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other (b)	$ (33)	$ (50)
	(33)	(50)	Total before tax
	11	15	Tax benefit
	$ (22)	$ (35)	Net of tax

Gains on hedging activities
Interest rate contracts	$ 4	$ —	Net interest expense
Foreign exchange contracts	1	25	Cost of sales
	5	25	Total before tax
	(2)	(9)	Tax expense
	$ 3	$ 16	Net of tax

Available-for-sale-securities
Gains on sale of equity securities	$3,388	$ —	Other income, net
Other-than-temporary impairment of equity securities	—	(9)	Other income, net
	3,388	(9)	Total before tax
	—	2	Tax benefit
	3,388	$ (7)	Net of tax

Total reclassification for the period	$3,369	$ (26)	Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.

(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 10.

Refer to Note 8 for additional information regarding hedging activity and Note 10 for additional information regarding the amortization of pension and other employee benefits items.

12. INCOME TAXES

Effective tax rate

The company’s effective income tax rate for continuing operations was (1.7)% and 9.5% in the first quarters of 2016 and 2015, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations during the three months ended March 31, 2016 decreased due to the impact of discrete items including tax-free net realized gains associated with the debt-for-equity exchanges and the benefits associated with closing an IRS and German income tax audit. These items reduced the effective tax rate by 22.0 percentage points. The effective income tax rate for continuing operations in the first quarter of 2015 included significant deductions related to the separation of Baxalta, including debt tender premium costs that were deductible at rates significantly higher than the rate of tax without such charges.

During the first quarter of 2016, Baxter paid approximately $303 million to partially settle a US Federal income tax audit for the period 2008-2013. Additionally, the company settled a German income tax audit for the period 2008-2011. As a result, the company reduced its gross unrecognized tax benefits by $85 million. Pursuant to the tax matters agreement with Baxalta, Baxalta paid the company approximately $34 million pursuant to its tax indemnity obligations in respect of its portion of the settled gross unrecognized tax benefits. See Note 2 for additional details regarding the separation of Baxalta.

13. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is recorded. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2016, the company’s total recorded reserves with respect to legal matters were $34 million and the total related receivables were $10 million.

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

The Renal business provides products and services to treat end-stage renal disease, or irreversible kidney failure, along with other renal therapies. The Renal business offers a comprehensive portfolio to meet the needs of patients across the treatment continuum, including technologies and therapies for peritoneal dialysis (PD), in-center hemodialysis (HD), home HD, continuous renal replacement therapy and additional dialysis services.

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

	Three months ended
	March 31,
(in millions)	2016	2015
Net sales
Renal	$ 898	$ 913
Hospital Products	1,477	1,490
Total net sales	$ 2,375	$ 2,403

EBITDA
Renal	$ 122	$ 85
Hospital Products	509	487
Total segment EBITDA	$ 631	$ 572

	March 31,	December 31,
(in millions)	2016	2015
Total assets
Renal	$ 4,719	$ 4,609
Hospital Products	6,787	6,632
Other	5,844	9,721
Total assets	$ 17,350	$ 20,962

The following is a reconciliation of segment EBITDA to income from continuing operations before income taxes per the condensed consolidated statements of income.

	Three months ended
	March 31,
(in millions)	2016	2015
Total segment EBITDA	$631	$572
Reconciling items
Depreciation and amortization	(189)	(187)
Stock compensation	(23)	(29)
Net interest expense	(28)	(30)
Business optimization items	(5)	—
Certain foreign currency fluctuations and hedging activities	22	108
Net realized gains on Retained Shares transactions	3,239	—
Net loss on debt extinguishment	(101)	—
Other Corporate items	(217)	(286)
Income from continuing operations before income taxes	$3,329	$148

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three months ended March 31, 2016.

Separation of Baxalta Incorporated

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of its biopharmaceuticals business, Baxalta Incorporated (Baxalta), to Baxter shareholders (the Distribution). As a result of the separation, the operating results of Baxalta have been reflected as discontinued operations for the first quarters of 2016 and 2015. Refer to Note 2 for additional information regarding the separation of Baxalta. Unless otherwise stated, financial results herein reflect continuing operations.

RESULTS OF OPERATIONS

Baxter’s income from continuing operations for the three months ended March 31, 2016 totaled $3.4 billion, or $6.13 per diluted share, compared to $134 million, or $0.24 per diluted shares, for the three months ended March 31, 2015. Income from continuing operations for the three months ended March 31, 2016 included special items which increased income from continuing operations by $3.2 billion, or $5.77 per diluted share, as further discussed below. Income from continuing operations for the three months ended March 31, 2015 included special items which reduced income from continuing operations by $53 million, or $0.10 per diluted share, as further discussed below.

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
(in millions)	2016	2015
Gross Margin
Intangible asset amortization expense	$ (40)	$(40)
Business optimization items [1]	(12)	7
Product-related items [2]	12	—
Total Special Items	$ (40)	$(33)

Impact on Gross Margin Ratio	(1.7 pts )	(1.4 pts )
Marketing and Administrative Expenses
Business optimization items [1]	$ 3	$ 24
Separation-related costs [3]	18	12
Total Special Items	$ 21	$ 36

Impact on Marketing and Administrative Expense Ratio	0.9 pts	1.5 pts
Other Income, Net
Loss on debt extinguishment [4]	$ 101	$ —
Net realized gains on Retained Share transactions [5]	(3,243)	—
Total Special Items	$(3,142)	$ —

Income Tax (Benefit) Expense
Impact of special items	$ (107)	$(16)
Total Special Items	$ (107)	$(16)

Impact on Effective Tax Rate	(21.5 pts )	(4.3 pts )

Intangible asset amortization expense is identified as a special item to facilitate an evaluation of current and past operating performance, particularly in terms of cash returns, and is similar to how management internally assesses performance. Additional special items are identified above because they are highly variable, difficult to predict, and of a size that may substantially impact the company’s reported operations for a period. Management believes that providing the separate impact of the above items on the company’s results in accordance with GAAP in the United States may provide a more complete understanding of the company’s operations and can facilitate a fuller analysis of the company’s results of operations, particularly in evaluating performance from one period to another. This information should be considered in addition to, and not as a substitute for, information prepared in accordance with GAAP.

[1]	The company’s results in the first quarter of 2016 included a net charge of $15 million related to business optimization initiatives. This included a net charge of $4 million related to employee termination costs, $7 million of Gambro integration costs, and $4 million of consulting fees and other costs associated with the company’s business optimization programs. The company’s results in 2015 included a business optimization net charge of $17 million which included a net benefit of $1 million related to employee termination costs from restructuring actions and costs incurred of $18 million related to the integration of Gambro.

[2]	The company’s results in the first quarter of 2016 included a net benefit of $12 million related to adjustments to the SIGMA SPECTRUM infusion pump reserves.

[3]	The company’s results in the first quarter of 2016 and 2015 included costs incurred related to the Baxalta separation totaling $18 million and $12 million, respectively.

[4]	The company’s results in the first quarter of 2016 included a net debt extinguishment loss of $101 million related to the March 2016 debt-for-equity exchange for certain company indebtedness. See Note 8 within Item 1 for additional details.

[5]	The company’s results in the first quarter of 2016 included a net realized gain of $3.2 billion related to the debt-for-equity exchanges of Baxalta Retained Shares for certain company indebtedness. See Note 8 within Item 1 for additional details.

NET SALES

	Three months ended March 31,		Percent change
(in millions)	2016	2015	At actual currency rates	At constant currency rates
Renal	$ 898	$ 913	(2)%	5%
Hospital Products	1,477	1,490	(1)%	4%
Total net sales	$2,375	$2,403	(1)%	4%

	Three months ended
	March 31,		Percent change
(in millions)	2016	2015	At actual currency rates	At constant currency rates
International	$1,383	$1,458	(5)%	4%
United States	992	945	5%	5%
Total net sales	$2,375	$2,403	(1)%	4%

Foreign currency unfavorably impacted net sales by five percentage points during the first quarter of 2016 compared to the prior period principally due to the strengthening of the U.S. Dollar relative to the Euro as well as certain other currencies.

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

Franchise Net Sales Reporting

The Renal segment includes sales of the company’s peritoneal dialysis (PD), hemodialysis (HD) and continuous renal replacement therapies.

The Hospital Products segment includes four commercial franchises: Fluid Systems, Integrated Pharmacy Solutions, Surgical Care and Other.

•	Fluid Systems includes sales of the company’s intravenous (IV) therapies, infusion pumps and administration sets.

•	Integrated Pharmacy Solutions includes sales of the company’s premixed and oncology drug platforms, nutrition products and pharmacy compounding services.

•	Surgical Care includes sales of the company’s inhaled anesthesia products as well as biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.

•	Other includes sales primarily from the company’s pharmaceutical partnering business.

The following is a summary of net sales by commercial franchise.

	Three months ended
	March 31,		Percent change
(in millions)	2016	2015	At actual currency rates	At constant currency rates
Total Renal net sales	$898	$913	(2)%	5%

Fluid Systems	$524	$493	6%	11%
Integrated Pharmacy Solutions	556	564	(1)%	3%
Surgical Care	305	322	(5)%	(2)%
Other	92	111	(17)%	(14)%
Total Hospital Products net sales	$1,477	$1,490	(1)%	4%

Net sales in the Renal segment decreased 2% during the first quarter of 2016 compared to the prior period (with an unfavorable foreign currency impact of seven percentage points). Excluding the impact of foreign currency, sales increased 5% driven by continued growth of PD patients and improved pricing in the U.S., which contributed approximately three percentage points. In addition, global growth of the company’s continuous renal replacement therapy to treat acute kidney injury contributed two percentage points to the growth rate.

Net sales in the Hospital Products segment decreased 1% during the first quarter of 2016 compared to the prior period (with an unfavorable foreign currency impact of five percentage points). Excluding the impact of foreign currency, sales increased 4%. The principal drivers impacting net sales were the following:

•	In the Fluid Systems franchise, sales increased 11% in the first quarter of 2016 on a constant currency basis driven by favorable pricing and demand for U.S. IV solutions, which contributed approximately six percentage points to the growth rate, as well as increased infusion pump sales and the related sets driven by the launch of the SIGMA SPECTRUM pump in the U.S. in the second quarter of 2015, which contributed approximately five percentage points.

•	In the Integrated Pharmacy Solutions franchise, sales increased 3% in the first quarter of 2016 on a constant currency basis driven by international demand for the company’s nutritional therapies, contributing approximately one percentage point, increased international demand for pharmacy injectable products, which contributed approximately one percentage point, along with increased demand for the company’s injectable drug compounding services in certain international markets, which contributed approximately two percentage points to the growth rate. These increases were partially offset by lower U.S. sales of the company’s pharmacy injectable products, as there was a government order last year which did not reoccur this quarter, contributing approximately one percentage point of decline. U.S. cyclophosphamide sales were approximately $60 million in the first quarters of 2016 and 2015. The company expects additional competitors will enter the market later in 2016.

•	In the Surgical Care franchise, sales declined 2% in the first quarter of 2016 on a constant currency basis driven by lower demand for the company’s non-core biosurgery products and lower demand in the U.S. for the company’s anesthetics products. This was partially offset by growth in core U.S. surgical sealant and hemostasis products as well as international anesthesia products.

•	In the Other franchise, sales declined 14% in the first quarter of 2016 on a constant currency basis driven by lower demand for products manufactured by Baxter on behalf of its pharmaceutical partner. This decline was partially offset by sales related to the company’s manufacturing and supply agreement with Baxalta which totaled $11 million in the first quarter of 2016.

Gross Margin and Expense Ratios

	Three months ended
	March 31,
(as a percentage of net sales)	2016	2015	Change
Gross margin	40.6%	42.4%	(1.8) pts
Marketing and administrative expenses	27.0%	32.6%	(5.6) pts

Gross Margin

The special items identified above had an unfavorable impact of approximately 1.7 and 1.4 percentage points on the gross margin percentage in the first quarters of 2016 and 2015, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the gross margin ratio declined due to unfavorable foreign exchange impacts, partially offset by improved pricing in the Fluid Systems franchise within the Hospital Products segment and a favorable product mix in the Renal segment.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of approximately 0.9 and 1.5 percentage points on the marketing and administrative expense ratio in the first quarters of 2016 and 2015, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the marketing and administrative expenses ratio in the first quarter 2016 declined as the company recognized $27 million as a reduction to expense under the transition services agreement with Baxalta, approximately $20 million of reduced pension expense, favorable foreign currency impacts, lower bad debt expense, benefits from the company’s actions previously taken to rebase its cost structure, and continued focus to reduce discretionary spending.

Research and Development

	Three months ended
	March 31,		Percent change
(in millions)	2016	2015
Research and development expenses	$136	$143	(5)%
As a percentage of net sales	5.7%	6.0%

Research and development expenses declined five percent during the first quarter of 2016 as a result of foreign currency and the favorable results of the Company’s efforts to optimize its overall R&D expenditures and reduce infrastructure related expenses.

Business Optimization Items

The company has implemented certain restructuring initiatives in an effort to streamline its operations, rationalize its manufacturing facilities, enhance its general and administrative infrastructure, and re-align certain R&D activities. In 2015, the company recorded restructuring charges of approximately $130 million. The company estimates that it recognized $0.03 per diluted share of savings related to these programs in the first quarter of 2016. The company expects to recognize future savings of approximately $0.14 per diluted share from these initiatives through 2017. In the first quarter of 2016, the company recorded additional restructuring charges of $15 million relating to certain manufacturing efficiency programs. The company expects to recognize future savings of approximately $0.03 per diluted share from these initiatives through 2017. Refer to Note 7 within Item 1 for additional information regarding the company’s business optimization initiatives.

Net Interest Expense

Net interest expense was $28 million and $30 million in the first quarters of 2016 and 2015, respectively. The decrease in the first quarter of 2016 was primarily driven by lower outstanding debt as a result of the first quarter 2016 debt-for-equity exchanges which extinguished $3.65 billion of debt, partially offset by lower capitalized interest in the first quarter of 2016 compared to the same period last year. See Note 8 within Item 1 for additional details about the debt extinguishments.

Other Income, Net

Other income, net was $3.2 billion and $86 million in the first quarters of 2016 and 2015, respectively.

The first quarter of 2016 included net realized gains totaling $3.2 billion on the Retained Shares transactions, $9 million dividend income from the Retained Shares, and $9 million of income related to foreign currency fluctuations principally relating to intercompany receivables, payables and monetary assets denominated in a foreign currency. These income items were partially offset by a $101 million net debt extinguishment loss. See Note 8 within Item 1 for additional details regarding the debt extinguishment loss and the Retained Shares transactions.

The first quarter of 2015 included $89 million of income related to foreign currency fluctuations, principally relating to intercompany receivables, payables and monetary assets denominated in a foreign currency.

Segment EBITDA

The company uses income from continuing operations before net interest expense, income tax expense, depreciation and amortization expense (Segment EBITDA), on a segment basis to make resource allocation decisions and assess the ongoing performance of the company’s business segments. Refer to Note 14 within Item 1 for a summary of financial results by segment. The following is a summary of significant factors impacting the segments’ financial results.

Renal

Segment EBITDA was $122 million and $85 million in the first quarters of 2016 and 2015, respectively. The increase in 2016 was driven by lower marketing and administrative expenses as the Renal segment benefited from the company’s business optimization programs and continued to focus on reducing discretionary spending. This was partially offset by unfavorable foreign currency, incremental manufacturing and quality costs, and higher research and development costs as the company realigned allocations of research and development costs based on project spend attributable to segments.

Hospital Products

Segment EBITDA was $509 million and $487 million in the first quarters of 2016 and 2015, respectively. This increase was driven by reduced research and development expenses as the company realigned allocations of research and development costs based on project spend attributable to segments. EBITDA was also favorably impacted by lower marketing and administrative expenses as cost savings were realized from the company’s business optimization programs and continued focus on reducing discretionary spending. This was partially offset by unfavorable foreign currency and increased costs related to incremental manufacturing and quality costs.

Corporate and other

Certain income and expense amounts are not allocated to a segment. These amounts are detailed in the table in Note 14 within Item 1 and primarily include net interest expense, foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, non-strategic investments and related income and expense, certain employee benefit plan costs as well as certain nonrecurring gains and losses and other charges (such as business optimization, integration and separation-related costs and asset impairment).

Income Taxes

The company’s effective income tax rate for continuing operations was (1.7)% and 9.5% in the first quarters of 2016 and 2015, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations decreased during the three months ended March 31, 2016 compared to the prior year primarily as a result of discrete items including the retained stake net realized gain and associated tax benefit, along with tax benefits from partially settling an IRS (2008-2013) income tax audit and settling a German (2008-2011) income tax audit, which cumulatively reduced the tax rate by 22.0 percentage points. The prior year period included significant deductions related to the separation of Baxalta, including debt tender premium costs that were deductible at rates significantly higher than the rate of tax without such charges.

The company anticipates that the effective tax rate for continuing operations for the full-year 2016 will be approximately 20.5%, excluding the impact of audit developments and other discrete items.

Income from Continuing Operations and Earnings per Diluted Share

Income from continuing operations was $3.4 billion, or $6.13 per diluted share, for the first quarter of 2016 and $134 million, or $0.24 per diluted share, for the first quarter of 2015. The significant factors and events contributing to the changes are discussed above.

(Loss) Income from Discontinued Operations

The following table is a summary of the operating results of Baxalta, which have been reflected as discontinued operations for the quarters ended March 31, 2016 and 2015.

	Three months ended
	March 31,
(in millions)	2016	2015
Net sales	$64	$1,362
(Loss) income from discontinued operations before income taxes	(15)	392
Gain on disposal of discontinued operations	17	—
Income tax expense	9	96
(Loss) income from discontinued operations, net of tax	$ (7)	$ 296

Refer to Note 2 within Item 1 for additional information regarding the separation of Baxalta.

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of the statement of cash flow for the three month periods ended March 31, 2016 and 2015.

	Three months ended
	March 31,
(in millions)	2016	2015
Cash flows from operations - continuing operations	$(174)	$(28)
Cash flows from investing activities - continuing operations	(214)	(217)
Cash flows from financing activities	510	384

Cash Flows from Operations — Continuing Operations

Operating cash flows from continuing operations decreased during the first quarter of 2016 as compared to the prior year period. The decrease was driven by the factors discussed below.

Accounts Receivable

Cash flows relating to accounts receivable were an inflow of $16 million during the first quarter of 2016 compared to $50 million in the prior year period and days sales outstanding increased to 60.3 days at March 31, 2016 from 58.3 in the same period last year. This increase was primarily driven by slower collections in Europe and Latin America.

Inventories

Cash outflows relating to inventories declined in 2016 as compared to the same prior year period. The following is a summary of inventories as of March 31, 2016 and December 31, 2015, as well as annualized inventory turns for the first quarter of 2016 and 2015, by segment.

	Inventories		Annualized inventory turns for the three months ended March 31,
	March 31,	December 31,
(in millions, except inventory turn data)	2016	2015	2016	2015
Renal	$ 623	$ 605	3.47	3.54
Hospital Products	1,011	955	3.01	3.20
Other	48	44	n/a	n/a
Total company	$1,682	$1,604	3.19	3.33

The increase in inventories was driven primarily by inventory build in both the Renal and Hospital Products segments which also drove the 0.14 decline in inventory turns from March 31, 2015 to March 31, 2016.

Other

The changes in accounts payable and accrued liabilities were $438 million in the first quarter of 2016 compared to $306 million outflow in the first quarter of 2015. The changes were primarily driven by an increase in tax payments from the first quarter of 2015 to the first quarter of 2016 primarily driven by a tax settlement as well as the timing of payments to suppliers. See Note 12 within Item 1 for additional details regarding the tax settlement.

Payments related to the execution of the COLLEAGUE infusion pump and SIGMA SPECTRUM infusion pump recalls as well as the company’s business optimization initiatives increased from $19 million in the first quarter of 2015 to $34 million in the first quarter of 2016. Refer to Note 7 within Item 1 for further information regarding the COLLEAGUE infusion pump and SIGMA SPECTRUM infusion pump recalls as well as the business optimization initiatives.

Changes in other balance sheet items were outflows of $108 million and $2 million in the first quarter of 2016 and 2015, respectively, primarily driven by changes in prepaid expenses.

Cash Flows from Investing Activities — Continuing Operations

Capital Expenditures

Capital expenditures were $184 million and $214 million in the first quarters of 2016 and 2015, respectively. The company’s capital expenditures in 2016 were driven by targeted investments in projects to support production of PD and IV solutions as well as expansion plans to meet the demand for dialyzers.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $33 million in the first quarter of 2016 were driven primarily by the acquisition of the rights to Vancomycin from Celerity. Cash outflows relating to acquisitions and investments were not significant in the first quarter of 2015.

Divestitures and Other Investing Activities

Cash inflows from divestitures and other investing activities were not significant in the first quarters of 2016 or 2015.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations totaled $491 million for the first quarter of 2016 primarily related to $61 million of borrowings under the company’s revolving credit facility and $450 million for the issuance of commercial paper.

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

Other Financing Activities

Cash dividend payments totaled $63 million and $282 million in the first quarters of 2016 and 2015, respectively. The decrease in cash dividend payments was primarily due to a decrease in the quarterly dividend rate of approximately 78% to $0.115 per share, as announced in July 2015.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans increased from $48 million in the first quarter of 2015 to $99 million in the first quarter of 2016, primarily due to increased option exercises in the first quarter of 2016.

The company did not repurchase stock in the first quarters of 2016 or 2015. As authorized by the Board of Directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock and $0.5 billion remained available as of March 31, 2016.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

As of March 31, 2016, the company’s U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $1.5 billion and approximately $220 million, respectively. As of March 31, 2016, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.2 billion of cash and equivalents as of March 31, 2016, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

As of March 31, 2016, Baxter held 30,506,097 shares of Baxalta common stock with a fair value of approximately $1.2 billion. This ownership interest provides the rights to dividends declared on Baxalta’s common stock, including a $0.07 per share cash dividend paid on April 1, 2016. Baxter is in the process of contributing 17,145,570 Baxalta shares, or proceeds therefrom, to its U.S. qualified pension plan. Additionally, Baxter currently intends to use up to 13,360,527 of the Retained Shares to complete a stock-for-stock exchange, in accordance with the terms of a registration statement on Form S-4 previously filed by Baxalta on April 21, 2016 (as subsequently amended). Alternatively, Baxter may, among other things, distribute all or a portion of the remaining Retained Shares in a stock dividend or sell the shares for cash. Baxter expects to fully utilize all remaining Retained Shares by the end of the second quarter of 2016.

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, which have experienced a deterioration in credit and economic conditions. As of March 31, 2016, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $206 million.

While these economic conditions have not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

The company’s credit ratings at March 31, 2016 were as follows.

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	BBB+	Baa2
Short-term debt	A2	F2	P2
Outlook	Negative	Stable	Stable

CONTRACTUAL OBLIGATIONS

There have been no significant changes to the company’s contractual obligations during the first three months of 2016, except for the debt-for-equity exchanges. The table below summarizes Baxter’s contractual obligations as of March 31, 2016 related to short- and long-term debt and interest expense in the following periods to give effect to the above mentioned debt-for-equity exchanges.

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Short-term debt	$ 817	$ 817	$ —	$ —	$ —
Long-term debt and capital lease obligations, including current maturities	2,540	472	490	213	1,365
Interest on short- and long-term debt and capital lease obligations [1]	927	71	124	95	637
Contractual obligations	$4,284	$1,360	$614	$308	$2,002

[1]	Interest payments on debt and capital lease obligations are calculated for future periods using interest rates in effect at March 31, 2016. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at March 31, 2016. Refer to Note 8 within Item 1 for additional information regarding the company’s debt instruments and related interest rate agreements outstanding at March 2016.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2015 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2015 Annual Report. There have been no significant changes in the company’s application of its critical accounting policies during the first quarter of 2016.

LEGAL CONTINGENCIES

Refer to Note 13 within Item 1 for a discussion of the company’s legal contingencies. Upon resolution of any of these uncertainties, the company may incur charges in excess of presently established liabilities. While the liability of the company in connection with certain claims cannot be estimated with any certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments or enter into material settlements of claims.

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

Please see Item 1A of the 2015 Annual Report and Item 1 of Part II of this quarterly report for additional discussion of regulatory matters and how they may impact the company.

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

These forward-looking statements are based on certain assumptions and analyses made in light of the company’s experience and perception of historical trends, current conditions, and expected future developments as well as other factors that the company believes are appropriate in the circumstances. While these statements represent the company’s current judgment on what the future may hold, and the company believes these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	failure to achieve our long-term financial improvement goals;

•	demand for and market acceptance risks for and competitive pressures related to new and existing products;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	future actions of FDA, EMA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;

•	failures with respect to the company’s compliance programs;

•	future actions of third parties, including third-party payers, as healthcare reform and other similar measures are implemented in the United States and globally;

•	the impact of U.S. healthcare reform and other similar actions undertaken by foreign governments with respect to pricing, reimbursement, taxation and rebate policies;

•	additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies;

•	the company’s ability to identify business development and growth opportunities and to successfully execute on business development strategies;

•	the company’s ability to finance and develop new products or enhancements internally, on commercially acceptable terms or at all;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, governmental collaborations and other business development activities;

•	the availability and pricing of acceptable raw materials and component supply;

•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing or supply difficulties;

•	the company’s ability to achieve the intended results associated with the separation of its biopharmaceuticals and medical products businesses or targeted margin improvements;

•	the company’s ability to dispose of the remainder of its retained stake in Baxalta in a tax-efficient manner (including as a result of delays in obtaining required regulatory approvals or the impact of recently issued U.S. Treasury regulations on the proposed Baxalta – Shire plc merger);

•	the impact of any future tax liability with respect to the separation and distribution, including with respect to disposition of any remaining Baxalta shares held by the company;

•	any failure by Baxalta or Shire to satisfy its obligation under the separation agreements, including the tax matters agreement, or the company’s letter agreement with Shire plc and Baxalta;

•	the ability to protect or enforce the company’s owned or in-licensed patent or other proprietary rights (including trademarks, copyrights, trade secrets and know-how) or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in certain countries in which the company operates;

•	fluctuations in foreign exchange and interest rates;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	breaches or failures of the company’s information technology systems;

•	loss of key employees or inability to identify and recruit new employees;

•	the outcome of pending or future litigation;

•	the adequacy of the company’s cash flows from operations to meet its ongoing cash obligations and fund its investment program; and

•	other factors identified elsewhere in this report on and other filings with the Securities and Exchange Commission, including those factors described in Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2015, all of which are available on the company’s website.

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2016 is 15 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. In the first quarter of 2016, the Venezuelan government moved from the three-tier exchange rate system to a two-tiered rate exchange rate system and the official rate for food and medicine imports was adjusted from 6.3 to 10 bolivars per U.S. dollar. This devaluation resulted in a charge of approximately $9 million during the first quarter of 2016. As of March 31, 2016, the company’s subsidiary in Venezuela had net assets of $29 million denominated in the Venezuelan Bolivar. Net sales in Venezuela represent approximately 0.3% of Baxter’s total net sales. Due to continuing uncertain economic conditions in Venezuela, it is possible that additional charges may be recorded in the future.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at March 31, 2016, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $3 million would decrease by $15 million, resulting in a net liability.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at March 31, 2016 by replacing the actual exchange rates at March 31, 2016 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2015 Annual Report. There were no significant changes during the quarter ended March 31, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2016. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 and 2015 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2016, and the related condensed consolidated statements of income for the three month periods ended March 31, 2016 and 2015, the condensed consolidated statements of comprehensive income for the three month periods ended March 31, 2016 and 2015 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income, of comprehensive income, of cash flows and of changes in equity for the year then ended, and in our report dated February 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

May 6, 2016

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Part I, Item 1, Note 13 is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Index:

Exhibit Number	Description

10.1	Agreement, dated January 11, 2016, by and between Baxter International Inc. and Shire plc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 11, 2016).

10.2*	Agreement, dated January 8, 2016, by and between Baxter International Inc. and Baxalta Incorporated

C 10.3*	Baxter International Inc. Equity Plan for the 2016 Incentive Plan

15*	Letter Re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: May 6, 2016	By:	/s/ James K. Saccaro
James K. Saccaro
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)