Form 10-Q
period 2016-06-30
BAXTER INTERNATIONAL INC
filed 2016-08-04
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 29, 2016 was 543,887,683 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended June 30, 2016

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$2,585	$2,475	$4,960	$4,878
Cost of sales	1,613	1,454	3,023	2,838
Gross margin	972	1,021	1,937	2,040
Marketing and administrative expenses	709	783	1,350	1,567
Research and development expenses	195	151	331	294
Operating income	68	87	256	179
Net interest expense	11	30	39	60
Other income, net	(1,161)	(51)	(4,330)	(137)
Income from continuing operations before income taxes	1,218	108	4,547	256
Income tax expense (benefit)	6	34	(52)	48
Income from continuing operations	1,212	74	4,599	208
Income (loss) from discontinued operations, net of tax	—	258	(7)	554
Net income	$1,212	$ 332	$4,592	$ 762

Income from continuing operations per common share
Basic	$ 2.21	$ 0.14	$ 8.39	$ 0.38

Diluted	$ 2.19	$ 0.13	$ 8.33	$ 0.38

Income (loss) from discontinued operations per common share
Basic	$ 0.00	$ 0.47	($ 0.01)	$ 1.02

Diluted	$ 0.00	$ 0.47	($ 0.01)	$ 1.01

Net income per common share
Basic	$ 2.21	$ 0.61	$ 8.38	$ 1.40

Diluted	$ 2.19	$ 0.60	$ 8.32	$ 1.39

Weighted-average number of common shares outstanding
Basic	548	544	548	544

Diluted	553	549	552	548

Cash dividends declared per common share	$ 0.13	$ 0.52	$0.245	$ 1.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$1,212	$332	$4,592	$762
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax (benefit) expense of ($24) and $41 for the three months ended June 30, 2016 and 2015, respectively, and ($10) and ($68) for the six months ended June 30, 2016 and 2015, respectively	(118)	421	(26)	(717)
Pension and other employee benefits, net of tax expense of $10 and $103 for the three months ended June 30, 2016 and 2015, respectively, and $21 and $134 for the six months ended June 30, 2016 and 2015, respectively	19	113	40	181
Hedging activities, net of tax (benefit) expense of $(2) and $17 for the three months ended June 30, 2016 and 2015, respectively, and $(5) and $10 for the six months ended June 30, 2016 and 2015, respectively	(5)	28	(11)	18
Available-for-sale securities, net of tax (benefit) expense of zero and ($2) for the three months ended June 30, 2016 and 2015, respectively, and zero and $7 for the six months ended June 30, 2016 and 2015	(1,065)	1	(4,431)	22
Total other comprehensive (loss) income, net of tax	(1,169)	563	(4,428)	(496)
Comprehensive income	$43	$895	$164	$266

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		June 30,	December 31,
		2016	2015
Current assets	Cash and equivalents	$ 2,630	$ 2,213
	Accounts and other current receivables, net	1,813	1,731
	Inventories	1,591	1,604
	Prepaid expenses and other	711	855
	Investment in Baxalta common stock	—	5,148
	Current assets held for disposition	78	245
	Total current assets	6,823	11,796
Property, plant and equipment, net		4,329	4,386
Other assets	Goodwill	2,658	2,687
	Other intangible assets, net	1,254	1,349
	Other	918	744
	Total other assets	4,830	4,780
Total assets		$ 15,982	$ 20,962

Current liabilities	Short-term debt	$791	$1,775
	Current maturities of long-term debt and lease obligations	283	810
	Accounts payable and accrued liabilities	2,537	2,666
	Current income taxes payable	108	453
	Current liabilities held for disposition	4	46
	Total current liabilities	3,723	5,750
Long-term debt and lease obligations		2,094	3,922
Other long-term liabilities		1,655	2,425
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2016 and 2015	683	683
	Common stock in treasury, at cost, 141,132,784 shares in 2016 and 135,839,938 shares in 2015	(7,907)	(7,646)
	Additional contributed capital	5,900	5,902
	Retained earnings	14,037	9,683
	Accumulated other comprehensive (loss) income	(4,204)	224
	Total Baxter shareholders’ equity	8,509	8,846
	Noncontrolling interests	1	19
	Total equity	8,510	8,865
Total liabilities and equity		$ 15,982	$ 20,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Six months ended
		June 30,
		2016	2015
Cash flows from operations	Net income	$4,592	$ 762
	Adjustments to reconcile income from continuing operations to net cash from operating activities:
	Income (loss) from discontinued operations, net of tax	7	(554)
	Depreciation and amortization	395	377
	Deferred income taxes	(147)	51
	Stock compensation	54	66
	Net periodic pension benefit and OPEB costs	60	115
	Net realized gains on Baxalta common stock	(4,387)	—
	Other	238	(104)
	Changes in balance sheet items
	Accounts and other current receivables, net	(38)	50
	Inventories	(25)	(170)
	Accounts payable and accrued liabilities	(343)	(117)
	Business optimization and infusion pump payments	(66)	(37)
	Other	94	(116)
	Cash flows from operations – continuing operations	434	323
	Cash flows from operations – discontinued operations	8	469
	Cash flows from operations	442	792
Cash flows from investing activities	Capital expenditures	(352)	(424)
	Acquisitions and investments, net of cash acquired	(42)	(8)
	Divestitures and other investing activities	11	18
	Cash flows from investing activities – continuing operations	(383)	(414)
	Cash flows from investing activities – discontinued operations	13	(946)
	Cash flows from investing activities	(370)	(1,360)
Cash flows from financing activities	Issuances of debt	61	6,747
	Payments of obligations	(266)	(944)
	Increase (decrease) in debt with original maturities of three months or less, net	481	(875)
	Cash dividends on common stock	(126)	(564)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	195	119
	Other	(17)	(27)
	Cash flows from financing activities	328	4,456
Effect of foreign exchange rate changes on cash and equivalents		17	(133)
Increase in cash and equivalents		417	3,755
Cash and equivalents at beginning of period		2,213	2,925
Cash and equivalents at end of period		$ 2,630	$ 6,680

Supplemental Schedule of Non-Cash Investing and Financing Activities
Net proceeds on Retained Share transactions		$ 4,387	$ —
Payment of obligations in exchange for Retained Shares		3,646	—
Exchange of Baxter shares with Retained Shares		611	—
Other Supplemental Information
Income taxes paid		$ 345	$ 48

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

Separation of Baxalta Incorporated

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of Baxalta Incorporated (Baxalta) to Baxter shareholders (the Distribution). The Distribution was made to Baxter’s shareholders of record as of the close of business on June 17, 2015 (Record Date), who received one share of Baxalta common stock for each Baxter common share held as of the Record Date. As a result of the Distribution, Baxalta became an independent public company trading under the symbol “BXLT” on the New York Stock Exchange. On June 3, 2016, a wholly-owned subsidiary of Shire plc (Shire) merged with and into Baxalta, with Baxalta as the surviving company in the merger (Merger).

References in this report to Baxalta prior to the Merger closing date refers to Baxalta as a stand-alone public company. References in this report to Baxalta subsequent to the Merger closing date refers to Baxalta as a subsidiary of Shire.

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

New accounting standards

Recently issued accounting standards not yet adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The updated guidance requires all tax effects related to share-based payment be recorded in income tax expense in the consolidated statement of income. Current guidance requires that tax effects of deductions in excess of share-based compensation costs (windfall tax benefits) be recorded in additional paid-in capital, and tax deficiencies (shortfalls) are recorded in additional paid-in capital to the extent of previously recognized windfall tax benefits, with the remainder recorded in income tax expense. The new guidance also requires all tax-related cash flows resulting from share-based payments to be reported as operating activities in the consolidated statement of cash flows, rather than the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. The guidance is effective for the company beginning January 1, 2017. The company is currently evaluating the impact of this standard on its consolidated financial statements.

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

2. SEPARATION OF BAXALTA INCORPORATED

After giving effect to the Distribution, the company retained 19.5% of the outstanding common stock, or 131,902,719 shares of Baxalta (Retained Shares). Effective January 27, 2016, Baxter completed a debt-for-equity exchange through the transfer of 37,573,040 Retained Shares in exchange for the extinguishment of the $1.45 billion aggregate principal amount of indebtedness outstanding under the company’s prior U.S. dollar denominated revolving credit facility, which was terminated in connection with the closing of this exchange. On March 16, 2016, the company completed a debt-for-equity exchange, in which Baxter exchanged 63,823,582 Retained Shares for the extinguishment of $2.2 billion in aggregate principal amount of Baxter indebtedness. On May 6, 2016 the company contributed 17,145,570 Retained Shares to Baxter’s U.S. pension fund. On May 26, 2016 the company completed an equity-for-equity exchange by exchanging 13,360,527 Retained Shares for 11,526,638 shares of Baxter. The company held no shares of Baxalta as of June 30, 2016. See Note 8 for additional details regarding these transactions.

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

Following is a summary of the operating results of Baxalta, which have been reflected as discontinued operations for the three and six months ended June 30, 2016 and 2015. The assets and liabilities have been classified as held for disposition as of June 30, 2016 and December 31, 2015.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Major classes of line items constituting income from discontinued operations before income taxes
Net sales	$56	$1,418	$120	$2,780
Cost of sales	(56)	(519)	(115)	(1,098)
Marketing and administrative expenses	—	(314)	(20)	(545)
Research and development expenses	—	(237)	—	(394)
Other income and expense items that are not major	—	7	—	5
Income (loss) from discontinued operations before income taxes	—	355	(15)	748
Gain on disposal of discontinued operations	—	—	17	—
Income tax expense	—	97	9	194
Income (loss) from discontinued operations, net of tax	$—	$258	$(7)	$554

	June 30,	December 31,
(in millions)	2016	2015
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts and other current receivables, net	$ 67	$ 228
Inventories	8	8
Property, plant, and equipment, net	1	2
Other	2	7
Total assets of the disposal group	$ 78	$ 245

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$ 4	$ 46
Total liabilities of the disposal group	$ 4	$ 46

As of June 30, 2016 and December 31, 2015, Baxter has recorded a liability of $65 million and $190 million, respectively, for its obligation to transfer these net assets to Baxalta. On February 1, 2016, the legal transfer of $114 million of net assets was transferred to Baxalta resulting in a gain of $17 million, which is recorded within income from discontinued operations, net of tax. On April 1, 2016, the legal transfer of $19 million of net assets was transferred to Baxalta. It is expected that the majority of the remaining operations will be transferred to Baxalta during 2016.

Baxter and Baxalta entered into several agreements in connection with the July 1, 2015 separation, including a transition services agreement (TSA), separation and distribution agreement, manufacturing and supply agreements (MSA), tax matters agreement, an employee matters agreement, a long-term services agreement, and a shareholder’s and registration rights agreement.

Pursuant to the TSA, Baxter and Baxalta and their respective subsidiaries are providing to each other, on an interim, transitional basis, various services. Services being provided by Baxter include, among others, finance, information technology, human resources, quality supply chain, and certain other administrative services. The services generally commenced on the Distribution date and are expected to terminate within 24 months (or 36 months in the case of certain information technology services) of the Distribution date. Billings by Baxter under the TSA are recorded as a reduction of the costs to provide the respective service in the applicable expense category, primarily in marketing and administrative expenses, in the condensed consolidated statements of income. In the three and six months ended June 30, 2016, the company recognized approximately $26 million and $53 million, respectively, as a reduction to marketing and administrative expenses related to the TSA. Pursuant to the MSA, Baxalta or Baxter, as the case may be, manufactures, labels, and packages products for the other party. The terms of the agreements range in initial duration from five to ten years. In the three and six months ended June 30, 2016, Baxter recognized approximately $14 million and $25 million, respectively, in sales to Baxalta. In addition, Baxter recognized $14 million and $24 million, respectively, in cost of sales related to purchases from Baxalta pursuant to the MSA. The cash flows associated with these agreements are included in cash flows from operations — continuing operations.

Cash outflows of $8 million were reported in cash flows from operations – discontinued operations for the period ending June 30, 2016. These relate to non-assignable tenders whereby Baxter remains the seller of Baxalta products, transactions related to importation services Baxter provides in certain countries, in addition to trade payables settled by Baxter on Baxalta’s behalf after the local separation.

3. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Interest expense, net of capitalized interest	$ 16	$ 36	$ 49	$ 71
Interest income	(5)	(6)	(10)	(11)
Net interest expense	$ 11	$ 30	$ 39	$ 60

Other income, net

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Foreign exchange	$ (3)	$ 12	$ (12)	$ (77)
Net loss on debt extinguishment	—	—	101	—
Net realized gains on Retained Shares transactions	(1,148)	—	(4,387)	—
Other	(10)	(63)	(32)	(60)
Other income, net	$ (1,161)	$ (51)	$ (4,330)	$ (137)

Inventories

	June 30,	December 31,
(in millions)	2016	2015
Raw materials	$ 358	$ 374
Work in process	145	142
Finished goods	1,088	1,088
Inventories	$ 1,591	$ 1,604

Property, plant and equipment, net

	June 30,	December 31,
(in millions)	2016	2015
Property, plant and equipment, at cost	$ 9,129	$ 8,990
Accumulated depreciation	(4,800)	(4,604)
Property, plant and equipment, net	$ 4,329	$ 4,386

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

The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Basic shares	548	544	548	544
Effect of dilutive securities	5	5	4	4
Diluted shares	553	549	552	548

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 9 million and 14 million equity awards for the second quarter and six months ended June 30, 2016, respectively, and 21 million and 16 million equity awards for the second quarter and six months ended June 30, 2015, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 9 for additional information regarding items impacting basic shares.

Stock repurchases

In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. During the first half of 2016, the company did not repurchase any shares pursuant to this authority and has $0.5 billion remaining available under this authorization as of June 30, 2016.

In the second quarter of 2016, the company executed an equity-for-equity exchange of Retained Shares for 11.5 million outstanding Baxter shares. Refer to Note 8 for additional information regarding Retained Share transactions.

5. ACQUISITIONS AND OTHER ARRANGEMENTS

In the first quarter of 2016, Baxter paid approximately $23 million to acquire the rights to vancomycin injection in 0.9% Sodium Chloride (Normal Saline) in 500 mg, 750 mg and 1 gram presentations from Celerity Pharmaceuticals, LLC (Celerity). Baxter capitalized the purchase price as an intangible asset and is amortizing the asset over the estimated economic life of 12 years. Refer to Note 5 within the 2015 Annual Report for additional information regarding the company’s agreement with Celerity.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	Renal	Hospital Products	Total
Balance as of December 31, 2015	$408	$2,279	$2,687
Currency translation adjustments	(4)	(25)	(29)
Balance as of June 30, 2016	$404	$2,254	$2,658

As of June 30, 2016, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
June 30, 2016
Gross other intangible assets	$1,746	$ 408	$85	$2,239
Accumulated amortization	(821)	(164)	—	(985)
Other intangible assets, net	$925	$ 244	$85	$1,254

December 31, 2015
Gross other intangible assets	$1,742	$ 393	$86	$2,221
Accumulated amortization	(729)	(143)	—	(872)
Other intangible assets, net	$1,013	$ 250	$86	$1,349

Intangible asset amortization expense was $42 million and $40 million in the three months ended June 30, 2016 and 2015, respectively, and $82 million and $80 million for the six months ended June 30, 2016 and 2015, respectively.

In the second quarter of 2016, the company recorded an impairment charge of $51 million, of which $41 million related to a developed technology asset, relating to the company’s Hospital Products segment synthetic bone repair products business which was acquired from ApaTech Limited in 2010. The assets of the business were written down to estimated fair value and recorded in cost of sales.

The decrease in other intangible assets, net during the first six months of 2016 was primarily driven by amortization expense and the impairment noted above, partially offset by the acquisition of vancomycin detailed in Note 5 and currency translation adjustments (CTA).

7. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion pump charges

In the first quarter of 2016, the company refined its estimates for remediation activities related to the SIGMA SPECTRUM infusion pump recall and decreased the reserve by $12 million. In addition, the company recorded utilization of the SIGMA SPECTRUM reserve of $14 million. In the second quarter of 2016, the company recorded utilization of the SIGMA SPECTRUM reserve of $10 million. The balance as of June 30, 2016 was $4 million for the SIGMA SPECTRUM infusion pump recall. Refer to the 2015 Annual Report for further information about the company’s infusion pump recall activities.

Business optimization charges

The company records charges from its business optimization initiatives primarily related to optimizing the company’s overall cost structure on a global basis, as the company streamlines its operations, rationalizes its manufacturing facilities, enhances its general and administrative infrastructure and realigns certain R&D activities.

During the three and six months ended June 30, 2016 and 2015, the company recorded the following charges related to business optimization programs.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Restructuring charges, net	$103	$11	$107	$10
Costs to implement business optimization programs	15	—	19	—
Gambro integration costs	7	20	14	38
Accelerated depreciation	14	—	14	—
Total business optimization charges	$139	$31	$154	$48

Included in the restructuring charges for the three and six months ended June 30, 2016, were $58 million of costs associated with the discontinuance of the VIVIA home hemodialysis development program. These costs consisted of contract termination costs of $25 million, asset impairments of $31 million, and other exit costs of $2 million.

For the three and six month periods ended June 30, 2016 and 2015, the company recorded the following components of restructuring costs:

	Three months ended
	June 30, 2016
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$17	$ 9	$13	$ 39
Contract termination costs	11	2	14	27
Asset impairments	22	—	13	35
Other exit costs	2	—	—	2
Total restructuring charges	$52	$11	$40	$103

	Three months ended
	June 30, 2015
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$3	$5	$1	$ 9
Asset impairments	—	—	2	2
Total restructuring charges	$3	$5	$3	$11

	Six months ended
	June 30, 2016
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$30	$ 10	$14	$ 54
Contract termination costs	11	2	14	27
Asset impairments	22	—	13	35
Other exit costs	2	—	—	2
Reserve adjustments	(1)	(8)	(2)	(11)
Total restructuring charges	$64	$ 4	$39	$107

	Six months ended
	June 30, 2015
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$ 4	$ 16	$1	$21
Asset related costs	3	1	—	4
Asset impairment	2	—	2	4
Reserve adjustments	(13)	(6)	—	(19)
Total restructuring charges	$ (4)	$ 11	$3	$10

Costs to implement business optimization programs for the three and six months ended June 30, 2016, were $15 million and $19 million, respectively. These costs consisted primarily of external consulting costs. The costs were included within marketing and administrative and R&D expense.

Costs related to the integration of Gambro were included within marketing and administrative expense for all referenced periods.

For the three and six months ended June 30, 2016, the company recognized $14 million of accelerated depreciation, primarily associated with facilities to be closed. The costs were recorded in cost of sales for all referenced periods.

The following table summarizes cash activity in the reserves related to the company’s restructuring initiatives.

(in millions)
Reserves as of December 31, 2015	$116
Charges	83
Reserve adjustments	(11)
Utilization	(44)
CTA	17
Reserves as of June 30, 2016	$161

The company’s restructuring reserves of $161 million as of June 30, 2016 consisted of $131 million of employee termination costs and the remaining reserves primarily related to contract termination costs. The reserves are expected to be substantially utilized by the end of 2016.

8. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Debt-for-equity exchanges

On January 27, 2016, Baxter exchanged Retained Shares for the extinguishment of $1.45 billion aggregate principal amount outstanding under its $1.8 billion U.S. dollar-denominated revolving credit facility. This exchange extinguished the indebtedness under the facility, which was terminated in connection with such debt-for-equity exchange. There were no material prepayment penalties or breakage costs associated with the termination of the facility. Baxter recognized a net realized gain of $1.25 billion related to the Retained Shares exchanged, which was included in other income, net for the six months ended June 30, 2016.

On March 16, 2016, the company exchanged Retained Shares for the extinguishment of approximately $2.2 billion in principal amount of its 0.950% Notes due May 2016, 5.900% Notes due August 2016, 1.850% Notes due January 2017, 5.375% Notes due May 2018, 1.850% Notes due June 2018, 4.500% Notes due August 2019, and 4.250% Notes due February 2020 purchased by certain third party purchasers in the previously announced debt tender offers. As a result, the company recognized a net loss on extinguishment of debt totaling $101 million and a net realized gain of $2.0 billion on the Retained Shares exchanged, which are included in other income, net for the six months ended June 30, 2016.

Debt Maturities

In the second quarter of 2016, the company repaid the $190 million outstanding balance of its 0.95% senior unsecured notes that matured in June 2016.

Commercial paper

During the first six months of 2016, the company issued and redeemed commercial paper, of which $781 million was outstanding as of June 30, 2016 with a weighted-average interest rate of 0.76%. There was a balance of $300 million outstanding at December 31, 2015 with a weighted-average interest rate of 0.6%. This commercial paper is classified as short-term debt.

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Sold receivables at beginning of period	$ 85	$ 96	$ 81	$104
Proceeds from sales of receivables	93	117	197	230
Cash collections (remitted to the owners of the receivables)	(121)	(105)	(228)	(225)
Effect of currency exchange rate changes	5	(2)	12	(3)
Sold receivables at end of period	$ 62	$ 106	$ 62	$106

The impacts on the condensed consolidated statements of income relating to the sale of receivables were immaterial for each period. Refer to the 2015 Annual Report for further information regarding the company’s securitization arrangement.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of June 30, 2016, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $183 million.

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

The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Columbian Peso, Brazilian Real, Swedish Krona, Mexican Peso, and New Zealand Dollar. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from foreign exchange. Financial market and currency volatility may limit the company’s ability to cost-effectively hedge these exposures.

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

The notional amounts of foreign exchange contracts were $497 million and $378 million as of June 30, 2016 and December 31, 2015, respectively. There were no outstanding interest rate contracts designated as cash flow hedges as of June 30, 2016 and December 31, 2015. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of June 30, 2016 is 18 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $535 million and $1.3 billion as of June 30, 2016 and December 31, 2015, respectively. The decrease is due to swaps terminated in conjunction with the previously mentioned debt-for-equity exchanges.

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

There were no hedge dedesignations in the first six months of 2016 or 2015 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In March 2016, the company terminated a total notional value of $765 million of interest rate contracts in connection with the March debt tender offers, resulting in a $34 million reduction to the debt extinguishment loss. There were no fair value hedges terminated during the first half of 2015.

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

The total notional amount of undesignated derivative instruments was $691 million as of June 30, 2016 and $580 million as of December 31, 2015.

Gains and Losses on Derivative Instruments

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the three months ended June 30, 2016 and 2015.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2016	2015		2016	2015
Cash flow hedges
Foreign exchange contracts	(7)	(19)	Cost of sales	(2)	15
Total	$(7)	$(19)		$(2)	$15

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2016	2015
Fair value hedges
Interest rate contracts	Net interest expense	$ 4	$(72)
Undesignated derivative instruments
Foreign exchange contracts	Other income, net	$(11)	$(17)

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the six months ended June 30, 2016 and 2015.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2016	2015		2016	2015
Cash flow hedges
Interest rate contracts	$ —	$—	Other income, net	$ 4	$—
Foreign exchange contracts	—	(1)	Net sales	—	—
Foreign exchange contracts	(11)	45	Cost of sales	(1)	40
Total	$(11)	$44		$ 3	$40

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2016	2015
Fair value hedges
Interest rate contracts	Net interest expense	$ 26	$(25)
Undesignated derivative instruments
Foreign exchange contracts	Other income, net	$ (5)	$(25)

For the company’s fair value hedges, equal and offsetting losses of $4 million and $26 million were recognized in net interest expense in the second quarter and first half of 2016, respectively, and equal and offsetting gains of $72 million and $25 million were recognized in net interest expense in the second quarter and first half of 2015, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the six months ended June 30, 2016 was not material.

As of June 30, 2016, $5 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2016.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$ 37	Other long-term liabilities	$ —
Foreign exchange contracts	Prepaid expenses and other	10	Accounts payable and accrued liabilities	2
Foreign exchange contracts	Other long-term assets	1	Other long-term liabilities	—
Total derivative instruments designated as hedges		$ 48		$ 2

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$ 1
Total derivative instruments		$ 48		$ 3

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2015.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$ 46	Other long-term liabilities	$ —
Foreign exchange contracts	Prepaid expenses and other	9	Accounts payable and accrued liabilities	1
Total derivative instruments designated as hedges		$ 55		$ 1

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ 1	Accounts payable and accrued liabilities	$ 1
Total derivative instruments		$ 56		$ 2

While the company’s derivatives are all subject to master-netting arrangements, the company presents its assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets. Additionally, the company is not required to post collateral for any of its outstanding derivatives.

The following table provides information on the company’s derivative positions as if they were presented on a net basis, allowing for the right of offset by counterparty.

	June 30, 2016		December 31, 2015
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$48	$ 3	$56	$ 2
Gross amount subject to offset in master-netting arrangements not offset in the consolidated balance sheet	(3)	(3)	(2)	(2)
Total	$45	$—	$54	$—

Fair value measurements

The following tables summarize the basis used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 11	$—	$ 11	$—
Interest rate hedges	37	—	37	—
Available-for-sale securities	10	10	—	—
Total assets	$ 58	$10	$ 48	$—

Liabilities
Foreign currency hedges	$ 3	$—	$ 3	$—
Contingent payments related to acquisitions	21	—	—	21
Total liabilities	$ 24	$—	$ 3	$21

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 10	$—	$ 10	$—
Interest rate hedges	46	—	46	—
Available-for-sale securities	5,162	14	5,148	—
Total assets	$5,218	$14	$5,204	$—

Liabilities
Foreign currency hedges	$ 2	$—	$ 2	$—
Contingent payments related to acquisitions	20	—	—	20
Total liabilities	$ 22	$—	$ 2	$20

As of June 30, 2016, cash and equivalents of $2.6 billion included money market funds of approximately $676 million, and as of December 31, 2015, cash and equivalents of $2.2 billion included money market funds of approximately $500 million. Money market funds would be considered Level 2 in the fair value hierarchy.

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. As of June 30, 2016, the company had disposed of the remainder of its Retained Shares of Baxalta. The investment in the Retained Shares of $5.1 billion as of December 31, 2015 was categorized as a Level 2 security as these securities were not registered as of that date. The value of this investment was based on Baxalta’s common stock price as of December 31, 2015, which represents an identical equity instrument registered under the Securities Act of 1933, as amended. The majority of the derivatives entered into by the company are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs are considered observable and vary depending on the type of derivative, and include contractual terms, interest rate yield curves, foreign exchange rates and volatility.

Contingent payments related to acquisitions consist of commercial milestone payments and sales-based payments, and are valued using discounted cash flow techniques. The fair value of commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated. Changes in the fair value of contingent payments related to Baxter’s acquisitions, which use significant unobservable inputs (Level 3) in the fair value measurement, were immaterial during the first half of 2016. The company made minor sales-based payments in the first six months of 2016.

The following table provides information relating to the company’s investments in available-for-sale equity securities.

(in millions)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2016	$ 12	$ —	$ 2	$ 10
December 31, 2015	$732	$4,430	$—	$5,162

In the second quarter and first six months of 2016 the company recorded $1.1 billion and net $4.4 billion, respectively, of realized gains within other income, net related to exchanges of available-for-sale equity securities, which represented gains from the Retained Shares transactions. On May 6, 2016, Baxter made a voluntary non-cash contribution of 17,145,570 Retained Shares to the company’s U.S. pension fund. The company recorded $611 million of realized gains within other income, net related to the contribution of Retained Shares. On May 26, 2016, Baxter completed an exchange of 13,360,527 Retained Shares for 11,526,638 outstanding shares of Baxter common stock. The company recorded $537 million of realized gains within other income, net related to the exchange of the Retained Shares. The company held no shares of Baxalta as of June 30, 2016. Refer to the debt-for-equity exchange section above for discussion related to the first quarter 2016 Retained Shares transactions. The company did not have any sales of available-for-sale or equity method investments in the first six months of 2015.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value in the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the approximate fair values as of June 30, 2016 and December 31, 2015.

	Book values		Approximate fair values
(in millions)	2016	2015	2016	2015
Assets
Investments	$ 29	$ 21	$ 29	$ 21

Liabilities
Short-term debt	$ 791	$1,775	$ 791	$1,775
Current maturities of long-term debt and lease obligations	283	810	285	818
Long-term debt and lease obligations	2,094	3,922	2,308	4,077

The following tables summarize the basis used to measure the approximate fair value of the financial instruments as of June 30, 2016 and December 31, 2015.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$ 29	$—	$ 2	$27
Total assets	$ 29	$—	$ 2	$27

Liabilities
Short-term debt	$ 791	$—	$ 791	$—
Current maturities of long-term debt and lease obligations	285	—	285	—
Long-term debt and lease obligations	2,308	—	2,308	—
Total liabilities	$3,384	$—	$3,384	$—

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$ 21	$—	$ 2	$19
Total assets	$ 21	$—	$ 2	$19

Liabilities
Short-term debt	$1,775	$—	$1,775	$—
Current maturities of long-term debt and lease obligations	818	—	818	—
Long-term debt and lease obligations	4,077	—	4,077	—
Total liabilities	$6,670	$—	$6,670	$—

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

9. STOCK COMPENSATION

Stock compensation expense totaled $32 million and $37 million for the three months ended June 30, 2016 and 2015, respectively, and $54 million and $66 million for the six months ended June 30, 2016 and 2015, respectively. Over 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.

In March 2016, the company awarded its annual stock compensation grants, which consisted of 6.4 million stock options, 1.0 million RSUs and 0.3 million PSUs.

10. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Pension benefits
Service cost	$24	$24	$47	$48
Interest cost	46	50	92	99
Expected return on plan assets	(76)	(65)	(151)	(126)
Amortization of net losses and other deferred amounts	38	43	75	86
Net periodic pension benefit cost	$32	$52	$63	$107

OPEB
Service cost	$1	$1	$2	$1
Interest cost	2	4	4	10
Amortization of net loss and prior service credit	(4)	(3)	(8)	(3)
Net periodic OPEB cost	$(1)	$2	$(2)	$8

In the second quarter of 2016, the company made a $706 million voluntary, non-cash contribution to the qualified U.S. pension plan using Retained Shares. Refer to Note 8 for additional information regarding Retained Share transactions.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale equity securities. The following table is a net-of-tax summary of the changes in AOCI by component for the six months ended June 30, 2016 and 2015.

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale securities	Total
Gains (losses)
Balance as of December 31, 2015	$(3,191)	$ (1,064)	$7	$4,472	$224
Other comprehensive income before reclassifications	(26)	(7)	(9)	105	63
Amounts reclassified from AOCI (a)	—	47	(2)	(4,536)	(4,491)
Net other comprehensive (loss) income	(26)	40	(11)	(4,431)	(4,428)
Balance as of June 30, 2016	$(3,217)	$ (1,024)	$(4)	$41	$(4,204)

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale- securities	Total
Gains (losses)
Balance as of December 31, 2014	$(2,323)	$ (1,427)	$34	$66	$(3,650)
Other comprehensive income before reclassifications	(717)	114	53	24	(526)
Amounts reclassified from AOCI (a)	—	67	(35)	(2)	30
Net other comprehensive (loss) income	(717)	181	18	22	(496)
Balance as of June 30, 2015	$(3,040)	$ (1,246)	$52	$88	$(4,146)

(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three months and six months ended June 30, 2016 and 2015.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2016	Six months ended June 30, 2016	Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other (b)	$(34)	$(67)
	(34)	(67)	Total before tax
	9	20	Tax benefit
	$(25)	$(47)	Net of tax

Gains on hedging activities
Interest rate contracts	$—	$4	Other income, net
Foreign exchange contracts	(2)	(1)	Cost of sales
	(2)	3	Total before tax
	1	(1)	Tax expense
	$(1)	$2	Net of tax

Available-for-sale-securities
Gains on sale of equity securities	$1,148	$4,536	Other income, net
	1,148	4,536	Total before tax
	—	—	Tax benefit
	$1,148	$4,536	Net of tax

Total reclassification for the period	$1,122	$4,491	Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2015	Six months ended June 30, 2015	Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other (b)	$(48)	$(98)
	(48)	(98)	Total before tax
	16	31	Tax benefit
	$(32)	$(67)	Net of tax

Gains (losses) on hedging activities
Interest rate contracts	$—	$—	Net interest expense
Foreign exchange contracts	—	—	Net sales
Foreign exchange contracts	30	55	Cost of sales
	30	55	Total before tax
	(11)	(20)	Tax expense
	$19	$35	Net of tax

Other
Gain on sale of available-for-sale equity securities	$15	$15	Other income, net
Other-than-temporary impairment of available-for-sale equity securities	—	(9)	Other income, net
	15	6	Total before tax
	(6)	(4)	Tax expense
	$9	$2	Net of tax

Total reclassification for the period	$(4)	$(30)	Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 10.

Refer to Note 8 for additional information regarding hedging activity and Note 10 for additional information regarding the amortization of pension and other employee benefits items.

12. INCOME TAXES

Effective tax rate

The company’s effective income tax rate for continuing operations was 0.5% and 31.5% in the three months ended June 30, 2016 and 2015, respectively, and (1.1%) and 18.8% in the six months ended June 30, 2016 and 2015, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations during the three months ended June 30, 2016 decreased due to the impact of discrete items including tax-free net realized gains associated with the contribution of Retained Shares to the company’s pension plan and the exchange of Retained Shares for shares of the company. Refer to Note 8 for additional information regarding these Retained Shares transactions. The income tax rate was also favorably impacted from benefits associated with the partial settlement of a tax dispute in Sweden. The effective income tax rate for continuing operations in the second quarter of 2015 included a valuation allowance increase related to a foreign affiliate as well as certain tax audit developments, including tax costs associated with certain restructuring activity.

In addition to the foregoing factors, the income tax rate for the six months ended June 30, 2016 benefited by tax-free net realized gains during the first quarter associated with the exchanges of Baxalta retained stake for the company’s debt as well as tax benefits from partially settling an IRS (2008-2013) income tax audit and settling a German (2008-2011) income tax audit.

During the first quarter of 2016, Baxter paid approximately $303 million to partially settle a US Federal income tax audit for the period 2008-2013. Additionally, the company settled a German income tax audit for the period 2008-2011. As a result, the company reduced its gross unrecognized tax benefits by $85 million. Pursuant to the tax matters agreement with Baxalta, Baxalta paid the company approximately $34 million related to its tax indemnity obligations in respect of its portion of the settled gross unrecognized tax benefits. See Note 2 for additional details regarding the separation of Baxalta.

13. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is recorded. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2016, the company’s total recorded reserves with respect to legal matters were $40 million and the total related receivables were $10 million.

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

General litigation

On July 31, 2015, Davita Healthcare Partners, Inc. filed suit against Baxter Healthcare Corporation in the District Court of the State of Colorado regarding an ongoing commercial dispute relating to the provision of peritoneal dialysis products. The company denies the claims and intends to vigorously defend against the suit. Trial in this case is currently scheduled for the second half of 2016.

Other

In the fourth quarter of 2012, the company received two investigative demands from the United States Attorney for the Western District of North Carolina for information regarding its quality and manufacturing practices and procedures and related potential violation of the Food Drug and Cosmetic Act associated with operations at its North Cove facility. The company is fully cooperating with this investigation.

14. SEGMENT INFORMATION

Baxter’s two segments are strategic businesses that are managed separately because each business develops, manufactures and markets distinct products and services. The segments and a description of their products and services are as follows:

The Renal business provides products and services to treat end-stage renal disease, or irreversible kidney failure, along with other renal therapies. The Renal business offers a comprehensive portfolio to meet the needs of patients across the treatment continuum, including technologies and therapies for peritoneal dialysis (PD), hemodialysis (HD), continuous renal replacement therapy and additional dialysis services.

The Hospital Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, oncology injectable drugs, IV nutrition products, infusion pumps, inhalation anesthetics, and biosurgery products. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies.

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

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net sales
Renal	$965	$949	$1,863	$1,862
Hospital Products	1,620	1,526	3,097	3,016
Total net sales	$2,585	$2,475	$4,960	$4,878

EBITDA
Renal	$158	$158	$280	$243
Hospital Products	576	460	1,085	947
Total segment EBITDA	$734	$618	$1,365	$1,190

	June 30,	December 31,
(in millions)	2016	2015
Total assets
Renal	$4,731	$4,609
Hospital Products	6,775	6,632
Other	4,476	9,721
Total assets	$15,982	$20,962

The following is a reconciliation of segment EBITDA to income from continuing operations before income taxes per the condensed consolidated statements of income.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Total segment EBITDA	$734	$618	$1,365	$1,190
Reconciling items
Depreciation and amortization	(206)	(190)	(395)	(377)
Stock compensation	(32)	(37)	(54)	(66)
Net interest expense	(11)	(30)	(39)	(60)
Restructuring charges, net	(103)	(11)	(107)	(10)
Certain foreign currency fluctuations and hedging activities	2	8	24	116
Net realized gains on Retained Shares transactions	1,148	—	4,387	—
Net loss on debt extinguishment	—	—	(101)	—
Other Corporate items	(314)	(250)	(533)	(537)
Income from continuing operations before income taxes	$1,218	$108	$4,547	$256

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and six months ended June 30, 2016.

Separation of Baxalta Incorporated

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of its biopharmaceuticals business, Baxalta Incorporated (Baxalta), to Baxter shareholders (the Distribution). As a result of the separation, the operating results of Baxalta have been reflected as discontinued operations Refer to Note 2 for additional information regarding the separation of Baxalta. Unless otherwise stated, financial results herein reflect continuing operations.

RESULTS OF OPERATIONS

Baxter’s income from continuing operations for the three and six months ended June 30, 2016 totaled $1.2 billion, or $2.19 per diluted share, and $4.6 billion, or $8.33 per diluted share, compared to $74 million, or $0.13 per diluted share, and $208 million, or $0.38 per diluted share for the three and six months ended June 30, 2015. Income from continuing operations for the three and six months ended June 30, 2016 included special items which increased income from continuing operations by $1.0 billion and $4.1 billion, respectively, or $1.73 and $7.51 per diluted share, respectively, as further discussed below. Income from continuing operations for the three and six months ended June 30, 2015 included special items which reduced income from continuing operations by $33 million and $86 million, respectively, or $0.06 and $0.16 per diluted share, respectively, as further discussed below.

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Gross Margin
Intangible asset amortization expense	$ (42)	$ (40)	$ (82)	$ (80)
Business optimization items [1]	(66)	(3)	(78)	4
Product-related items [2]	—	—	12	—
Intangible asset impairment [3]	(51)	—	(51)	—
Total Special Items	$ (159)	$ (43)	$ (199)	$ (76)

Impact on Gross Margin Ratio	(6.2 pts )	(1.7 pts )	(4.0 pts )	(1.6 pts )
Marketing and Administrative Expenses
Business optimization items [1]	$ 28	$ 25	$ 31	$ 49
Baxalta separation-related costs [4]	18	16	36	28
Total Special Items	$ 46	$ 41	$ 67	$ 77

Impact on Marketing and Administrative Expense Ratio	1.8 pts	1.6 pts	1.3 pts	1.6 pts
Research and Development Expenses
Business optimization items [1]	$ 45	$ 3	$ 45	$ 3
Total Special Items	$ 45	$ 3	$ 45	$ 3

Other Income, Net
Net realized gains on Retained Shares transactions [5]	$ (1,148)	$ —	$(4,391)	$ —
Loss on debt extinguishment [6]	—	—	101	—
Litigation settlement	—	(52)	—	(52)
Total Special Items	$ (1,148)	$ (52)	$(4,290)	$ (52)

Income Tax (Benefit) Expense
Impact of special items	$ (58)	$ (2)	$ (165)	$ (18)
Total Special Items	$ (58)	$ (2)	$ (165)	$ (18)

Impact on Effective Tax Rate	(19.5) pts	6.3 pts	(21.0) pts	0.5 pts

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

[1]	The company’s results in the second quarter of 2016 included a business optimization charge of $139 million related to business optimization initiatives. This included a charge of $103 million related to restructuring activities, $15 million of costs to implement business optimization programs which primarily included external consulting costs, $14 million of accelerated depreciation associated with facilities to be closed, and $7 million of Gambro integration costs. The $103 million of restructuring activities included $39 million of employee termination costs, $58 million of costs related to the discontinuance of the VIVIA home hemodialysis development program, and $6 million of other exit costs.

The company’s results in the first half of 2016 included a net charge of $154 million related to business optimization initiatives. This included a net charge of $107 million related to restructuring activities, $19 million of costs to implement business optimization programs which primarily included external consulting costs, $14 million of accelerated depreciation associated with facilities to be closed, and $14 million of Gambro integration costs. The $107 million of restructuring activities included $43 million of employee termination costs, $58 million of costs related to the discontinuance of the VIVIA home hemodialysis development program, and $6 million of other exit costs.

The company’s results in second quarter and first half of 2015 included a business optimization net charge of $31 million and $48 million, respectively, which included a net charge of $11 million and $10 million primarily related to employee termination costs and $20 million and $38 million related to the integration of Gambro, respectively.

[2]	The company’s results in the first half of 2016 included a benefit of $12 million related to an adjustment to the SIGMA SPECTRUM infusion pump reserves.

[3]	The company’s results in the second quarter and first half of 2016 included a $51 million impairment primarily related to developed technology.

[4]	Baxalta separation-related costs include accelerated depreciation of $3 million and $6 million for the second quarter and first half of 2016 related to IT assets under TSA with Baxalta.

[5]	The company’s results in the second quarter of 2016 included realized gains of $1.1 billion related to the exchange of Retained Shares for Baxter shares and the contribution of Retained Shares to Baxter’s U.S. pension fund. The company’s results in the first half of 2016 included net realized gains of $4.4 billion, related to the debt-for-equity exchanges Retained Shares for certain company indebtedness and for the equity-for-equity exchange and pension contribution described above. Refer to Note 8 within Item 1 for additional details.

[6]	The company’s results in the first half of 2016 included a net debt extinguishment loss totaling $101 million related to the March 2016 debt-for-equity exchange for certain company indebtedness. See Note 8 within Item 1 for additional details.

NET SALES

	Three months ended June 30,		Percent change		Six months ended June 30,		Percent change
(in millions)	2016	2015	At actual currency rates	At constant currency rates	2016	2015	At actual currency rates	At constant currency rates
Renal	$ 965	$ 949	2%	4%	$1,863	$1,862	0%	5%
Hospital Products	1,620	1,526	6%	7%	3,097	3,016	3%	6%
Total net sales	$2,585	$2,475	4%	6%	$4,960	$4,878	2%	5%

	Three months ended				Six months ended
	June 30,		Percent change		June 30,		Percent change
(in millions)	2016	2015	At actual currency rates	At constant currency rates	2016	2015	At actual currency rates	At constant currency rates
International	$1,502	$1,487	1%	3%	$2,885	$2,945	(2)%	4%
United States	1,083	988	10%	10%	2,075	1,933	7%	7%
Total net sales	$2,585	$2,475	4%	6%	$4,960	$4,878	2%	5%

Foreign currency unfavorably impacted net sales by two percentage points and three percentage points during the second quarter and first half of 2016, respectively. During the first half of 2016, foreign currency was principally impacted by the strengthening of the U.S dollar relative to the Euro, Mexican Peso, Colombian Peso, and Australian Dollar, as well as certain other currencies.

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

Franchise Net Sales Reporting

The Renal segment includes sales of the company’s peritoneal dialysis (PD), hemodialysis (HD) and continuous renal replacement therapies.

The Hospital Products segment includes four commercial franchises: Fluid Systems, Integrated Pharmacy Solutions, Surgical Care and Other.

•	Fluid Systems includes sales of the company’s intravenous (IV) therapies, infusion pumps and administration sets.

•	Integrated Pharmacy Solutions includes sales of the company’s premixed and oncology drug platforms, nutrition products and pharmacy compounding services.

•	Surgical Care includes sales of the company’s inhaled anesthesia products as well as biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.

•	Other includes sales primarily from the company’s pharmaceutical partnering business.

The following is a summary of net sales by commercial franchise.

	Three months ended				Six months ended
	June 30,		Percent change		June 30,		Percent change
(in millions)	2016	2015	At actual currency rates	At constant currency rates	2016	2015	At actual currency rates	At constant currency rates
Total Renal net sales	$ 965	$ 949	2%	4%	$ 1,863	$ 1,862	0%	5%

Fluid Systems	$ 586	$ 518	13%	15%	$ 1,110	$ 1,011	10%	13%
Integrated Pharmacy Solutions	563	548	3%	4%	1,119	1,112	1%	4%
Surgical Care	347	333	4%	5%	652	655	0%	2%
Other	124	127	(2%)	(5%)	216	238	(9%)	(9%)
Total Hospital Products net sales	$ 1,620	$ 1,526	6%	7%	$ 3,097	$ 3,016	3%	6%

Net sales in the Renal segment increased 2% and remained flat at 0% during the second quarter and first half of 2016, respectively (with an unfavorable foreign currency impact of two percentage points and five percentage points in the second quarter and first half of 2016, respectively). Excluding the impact of foreign currency, sales increased 4% and 5% during the second quarter and first half of 2016, respectively, driven by continued global growth of patients, new product launches, and improved pricing in the United States in our PD business, which collectively contributed approximately one percentage point to the growth rate. In addition, global growth of the company’s continuous renal replacement therapy to treat acute kidney injury contributed two percentage points to the growth rate during the second quarter and first half of 2016.

Net sales in the Hospital Products segment increased 6% and 3% during the second quarter and first half of 2016, respectively (with an unfavorable foreign currency impact of one percentage point and three percentage points in the second quarter and first half of 2016, respectively). Excluding the impact of foreign currency, sales increased 7% and 6% during the second quarter and first half of 2016, respectively. The principal drivers impacting net sales were the following:

•	In the Fluid Systems franchise, sales increased 15% in the second quarter and 13% in the first half of 2016 on a constant currency basis driven by favorable pricing and demand for IV solutions in the United States, which collectively contributed approximately eight and seven percentage points to the growth rate during the second quarter and first half of 2016, respectively. In addition, increased infusion pump sales and the related sets driven by the launch of the SIGMA SPECTRUM pump in the United States in the second quarter of 2015 contributed approximately six percentage points during the second quarter and first half of 2016.

•	In the Integrated Pharmacy Solutions franchise, sales increased 4% in the second quarter and first half of 2016 on a constant currency basis driven by global demand for the company’s nutritional therapies, contributing approximately two percentage points during the second quarter and first half of 2016 and demand for the company’s injectable drug compounding services in certain international markets which contributed three and two percentage points during the second quarter and first half of 2016, respectively. These increases were partially offset by lower U.S. sales of the company’s pharmacy injectable products, as there was a government order in the first quarter of 2015 that did not reoccur in the first quarter of 2016, contributing approximately one percentage point of decline. In addition, U.S. cyclophosphamide sales were approximately $113 million and $128 million in the first half of 2016 and 2015, respectively, which contributed approximately one percentage point of decline for the first half of 2016. The company expects additional competitors will enter the market later in 2016.

•	In the Surgical Care franchise, sales increased 5% and 2% in the second quarter and first half of 2016, respectively, on a constant currency basis driven by higher demand for international anesthesia products which contributed approximately three and two percentage points for the second quarter and first half of 2016, respectively. Biosurgery product sales increased globally but growth was partially offset by lower demand for select non-core biosurgery products. Biosurgery products contributed approximately two and one percentage point during the second quarter and first half of 2016, respectively.

•	In the Other franchise, sales declined 5% and 9% in the second quarter and first half of 2016, respectively, on a constant currency basis driven by lower demand for products manufactured by Baxter on behalf of one of its pharmaceutical partners. This decline was partially offset by sales related to the company’s manufacturing and supply agreement with Baxalta, which totaled $14 million and $25 million in the second quarter and first half of 2016 as compared to $10 million in the second quarter and first half of 2015, respectively.

Gross Margin and Expense Ratios

	Three months ended			Six months ended
	June 30,			June 30,
(as a percentage of net sales)	2016	2015	Change	2016	2015	Change
Gross margin	37.6%	41.3%	(3.7) pts	39.1%	41.8%	(2.7) pts
Marketing and administrative expenses	27.4%	31.6%	(4.2) pts	27.2%	32.1%	(4.9) pts

Gross Margin

The special items identified above had an unfavorable impact of approximately 6.2 and 4.0 percentage points on the gross margin ratio in the second quarter and first half of 2016, respectively. The unfavorable impact was 1.7 and 1.6 percentage points in the second quarter and first half of 2015, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the gross margin ratio increased 0.8% in the second quarter of 2016 and decreased 0.3% in the first half of 2016. The gross margin ratio was impacted by improved pricing in the Fluid Systems franchise within the Hospital Products segment, a positive sales mix in other select areas of the portfolio, offset by unfavorable foreign currency impacts.

Marketing and Administrative Expenses

The special items identified above had a favorable impact of approximately 1.8 and 1.3 percentage points on the marketing and administrative expense ratio in the second quarter and first half of 2016, respectively. The favorable impact was 1.6 percentage points in the both the second quarter and first half of 2015. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the marketing and administrative expenses ratio in the second quarter and first half of 2016 declined as the company recognized $26 million and $53 million, respectively, as a reduction to expense under the transition services agreement with Baxalta as compared to $16 million in the second quarter and first half of 2015. In addition, the ratio was impacted by approximately $15 million and $35 million in the second quarter and first half of 2016, respectively, of reduced pension expense as well as benefits from the company’s actions taken to rebase its cost structure, and continued focus to reduce discretionary spending.

Research and Development

	Three months ended			Six months ended
	June 30,		Percent change	June 30,		Percent change
(in millions)	2015	2015		2015	2015
Research and development expenses	$195	$151	29%	$331	$294	13%
As a percentage of net sales	7.5%	6.1%		6.7%	6.0%

Research and development expenses increased by 29 percent and 13 percent during the second quarter and first half of 2016, respectively, as a result of the special items identified above. Excluding the impact of the special items, research and development expenses were flat and decreased slightly during the second quarter and first half of 2016, respectively, primarily due to the impact of foreign currency.

Business Optimization Items

The company has implemented certain restructuring initiatives in an effort to optimize the company’s overall cost structure on a global basis, as it streamlines its operations, rationalizes its manufacturing facilities, enhances its general and administrative infrastructure, and re-aligns certain R&D activities. In 2015, the company recorded restructuring charges of approximately $130 million. The company estimates that it recognized $0.09 per diluted share of savings related to these programs through the second quarter of 2016. The company expects to recognize future annual savings of approximately $0.08 per diluted share from these initiatives when fully implemented by the end of 2017. During the first half of 2016, the company recorded additional gross restructuring charges of $118 million relating to certain manufacturing efficiency programs and the discontinuation of the VIVIA home hemodialysis development program. The company expects to recognize future savings of approximately $0.09 per diluted share from these initiatives when fully implemented by the end of 2017. Refer to Note 7 within Item 1 for additional information regarding the company’s business optimization initiatives.

Net Interest Expense

Net interest expense was $11 million and $30 million in the second quarter and first half of 2016, respectively, and $39 million and $60 million in the second quarter and first half of 2015, respectively. The decrease in the first half of 2016 was primarily driven by lower outstanding debt as a result of the first quarter 2016 debt-for-equity exchanges, partially offset by lower capitalized interest compared to the same period last year. See Note 8 within Item 1 for additional details about the debt extinguishments.

Other Income, Net

Other income, net was $1.2 billion and $4.3 billion in the second quarter and first half of 2016, respectively, and $51 million and $137 million in the second quarter and first half of 2015, respectively.

The second quarter and first half of 2016 included net realized gains of $1.1 billion and $4.4 billion, respectively, on the Retained Shares transactions, dividend income of $7 million and $16 million, respectively, from the Retained Shares, and $3 million and $12 million, respectively, of income related to foreign currency fluctuations principally relating to intercompany receivables, payables and monetary assets denominated in a foreign currency. These income items were partially offset by a $101 million net debt extinguishment loss in the first half of 2016. See Note 8 within Item 1 for additional details regarding the debt extinguishment loss and the Retained Shares transactions.

The second quarter and first half of 2015 included $52 million of income related to a litigation settlement in which Baxter was the beneficiary as well as $15 million of income related to equity method investments and sales of available-for-sale securities. Also included was expense of $12 million in the second quarter of 2015 and income of $77 million in the first half of 2015 related to foreign currency fluctuations, principally relating to intercompany receivables, payables and monetary assets denominated in a foreign currency.

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

Renal

Segment EBITDA was $158 million and $280 million in the second quarter and first half of 2016, respectively, and $158 million and $243 million in the second quarter and first half of 2015, respectively. The increase in 2016 was driven by lower marketing and administrative expenses as the Renal segment benefited from the company’s business optimization programs and continued focus on reducing discretionary spending. This was partially offset by unfavorable foreign currency, incremental manufacturing and quality costs, and higher research and development costs as the company realigned allocations of research and development costs based on project spend attributable to the segment.

Hospital Products

Segment EBITDA was $576 million and $1,085 million in the second quarter and first half of 2016, respectively, and $460 million and $947 million in the second quarter and first half of 2015, respectively. This increase was driven by reduced research and development expenses as the company realigned allocations of research and development costs based on project spend attributable to the segment. EBITDA was also favorably impacted by lower marketing and administrative expenses as cost savings were realized from the company’s business optimization programs and continued focus on reducing discretionary spending. This growth was partially offset by unfavorable foreign currency fluctuations.

Corporate and other

Certain income and expense amounts are not allocated to a segment. These amounts are detailed in the table in Note 14 within Item 1 and primarily include net interest expense, foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, non-strategic investments and related income and expense, certain employee benefit plan costs as well as certain gains and losses and other charges (such as business optimization, integration and separation-related costs and asset impairment).

Income Taxes

The company’s effective income tax rate for continuing operations was 0.5% and 31.5% in the second quarter and (1.1%) and 18.8% for the first half of 2016 and 2015, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations during the three months ended June 30, 2016 decreased due to the impact of discrete items including tax-free net realized gains associated with the contribution of Retained Shares to the company’s pension plan and the exchange of Retained Shares for shares of the company. The income tax rate was also favorably impacted from benefits associated with the partial settlement of a tax dispute in Sweden. The effective income tax rate for continuing operations in the second quarter of 2015 included of a valuation allowance increase related to a foreign affiliate as well as certain tax audit developments, including tax costs associated with internal restructurings related to the spin-off of Baxalta.

In addition to the foregoing factors, the income tax rate for the six months ended June 30, 2016 was benefited by tax-free net realized gains associated with the exchanges of Baxalta retained stake for the company’s debt as well as tax benefits from partially settling an IRS (2008-2013) income tax audit and settling a German (2008-2011) income tax audit.

The company anticipates that the effective tax rate for continuing operations for the full-year 2016 will be approximately 20.5%, excluding the impact of audit developments and other discrete items. Changes in the company’s mix of earnings may also impact the effective tax rate and as profit improvement initiatives are implemented at different times and across different operations, the earnings mix could shift with an impact on the effective tax rate.

Income from Continuing Operations and Earnings per Diluted Share

Income from continuing operations was $1.2 billion and $74 million for the three months ended June 30, 2016 and 2015, respectively, and $4.6 billion and $208 million for the six months ended June 30, 2016 and 2015, respectively. Income from continuing operations per diluted share was $2.19 and $0.13 for the three months ended June 30, 2016 and 2015, respectively, and $8.33 and $0.38 for the six months ended June 30, 2016 and 2015, respectively. The significant factors and events contributing to the changes are discussed above.

Income (Loss) from Discontinued Operations

The following table is a summary of the operating results of Baxalta, which have been reflected as discontinued operations for the quarters ended June 30, 2016 and 2015.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net sales	$56	$1,418	$120	$2,780
Income (loss) from discontinued operations before income taxes	—	355	(15)	748
Gain on disposal of discontinued operations	—	—	17	—
Income tax expense	—	97	9	194
Income (loss) from discontinued operations, net of tax	$—	$ 258	$ (7)	$ 554

Refer to Note 2 within Item 1 for additional information regarding the separation of Baxalta.

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of the statement of cash flows for the three and six month periods ended June 30, 2016 and 2015.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Cash flows from operations – continuing operations	$ 608	$ 351	$ 434	$ 323
Cash flows from investing activities – continuing operations	(169)	(197)	(383)	(414)
Cash flows from financing activities	$(182)	$4,072	$ 328	$4,456

Cash Flows from Operations — Continuing Operations

Operating cash flows from continuing operations increased during the first half of 2016 as compared to the prior year period. The increase was driven by the factors discussed below.

Accounts Receivable

Cash flows relating to accounts receivable were an outflow of $38 million during the first half of 2016 compared to an inflow of $50 million in the prior year period and days sales outstanding decreased to 56.3 days at June 30, 2016 from 61.5 at June 30, 2015. This decrease was primarily driven by timing of collections in certain international markets.

Inventories

Cash outflows relating to inventories declined in 2016 as compared to the prior year period. The following is a summary of inventories as of June 30, 2016 and December 31, 2015, as well as annualized inventory turns for the first half of 2016 and 2015, by segment.

	Inventories		Annualized inventory turns for the six months ended June 30,
	June 30,	December 31,
(in millions, except inventory turn data)	2016	2015	2016	2015
Renal	$ 606	$ 605	4.02	3.56
Hospital Products	973	955	3.78	3.42
Other	12	44	n/a	n/a
Total company	$1,591	$1,604	3.87	3.48

Segment inventory levels remained consistent during the first half of 2016. The increase in inventory turns of 0.39 from June 30, 2015 to June 30, 2016 related to business optimization charges and the second quarter intangible asset impairment.

Other

The changes in accounts payable and accrued liabilities was a $343 million outflow in the first half of 2016 compared to a $117 million outflow in the first half of 2015. The change was primarily driven by an increase in tax payments primarily due to a tax settlement as well as the timing of payments to suppliers. See Note 12 within Item 1 for additional details regarding the tax settlement.

Payments related to the execution of the SIGMA SPECTRUM infusion pump recall as well as the company’s business optimization initiatives increased from $37 million in the first half of 2015 to $66 million in the first half of 2016. Refer to Note 7 within Item 1 for further information regarding the SIGMA SPECTRUM infusion pump recalls as well as the business optimization initiatives.

Changes in other balance sheet items were inflows of $94 million and outflows of $116 million in the first half of 2016 and 2015, respectively, primarily driven by changes in prepaid expenses. During the second quarter of 2016, the company received a U.S. federal income tax refund of $218 million as a result of carrying back to prior tax years the company’s 2015 U.S. tax loss which arose, in significant part, from the funding of the company’s defined benefit pension plan with a portion of the Baxalta retained stake.

Cash Flows from Investing Activities — Continuing Operations

Capital Expenditures

Capital expenditures were $352 million and $424 million in the first half of 2016 and 2015, respectively. The company’s capital expenditures in 2016 consisted of targeted investments in projects to support production of PD and IV solutions as well as expansion activities for dialyzers.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $42 million in the first half of 2016 were driven primarily by the acquisition of the rights to vancomycin from Celerity. Cash outflows relating to acquisitions and investments were not significant in the first half of 2015.

Divestitures and Other Investing Activities

Cash inflows from divestitures and other investing activities were not significant in the first half of 2016 or 2015.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations totaled $276 million for the first half of 2016 primarily related to $481 million for the issuance of commercial paper, partially offset by a $190 million repayment of the company’s 0.95% senior unsecured notes that matured in June, 2016 as well as other short-term obligations.

Cash inflows related to issuances of debt totaled $6.7 billion for the first half of 2015 primarily related to the $5.0 billion of Baxalta senior notes and $1.7 billion of borrowings under the company’s revolving credit facilities. After giving effect to the spin-off, the company has no obligations with respect to the Baxalta senior notes. The company repaid $600 million of 4.625% senior unsecured notes that matured in March 2015 as well as the borrowings under the company’s Euro-denominated revolving credit facility. The company also repaid $875 million related to its commercial paper program.

Other Financing Activities

Cash dividend payments totaled $126 million and $564 million in the first half of 2016 and 2015, respectively. The decrease in cash dividend payments was primarily due to a decrease in the quarterly dividend rate of approximately 75% to $0.13 per share, as announced in May 2016.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans increased from $119 million in the first half of 2015 to $195 million in the first half of 2016, primarily due to increased option exercises in the first half of 2016.

In the second quarter of 2016, the company executed an equity-for-equity exchange of Retained Shares for 11.5 million outstanding Baxter shares. The company did not repurchase stock in the first half of 2015. As authorized by the Board of Directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock and $0.5 billion remained available as of June 30, 2016.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

As of June 30, 2016, the company’s U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $1.5 billion and approximately $227 million, respectively. As of June 30, 2016, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.6 billion of cash and equivalents as of June 30, 2016, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, which have experienced a deterioration in credit and economic conditions. As of June 30, 2016, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $183 million.

While these economic conditions have not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

The company’s credit ratings at June 30, 2016 were as follows:

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	BBB+	Baa2
Short-term debt	A2	F2	P2
Outlook	Stable	Stable	Stable

In the second quarter of 2016, Standard & Poor’s increased Baxter’s outlook from Negative to Stable.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2015 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2015 Annual Report. There have been no significant changes in the company’s application of its critical accounting policies during the first six months of 2016.

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

These forward-looking statements are based on certain assumptions and analyses made in light of the company’s experience and perception of historical trends, current conditions, and expected future developments as well as other factors that the company believes are appropriate in the circumstances. While these statements represent the company’s current judgment on what the future may hold, and the company believes these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	failure to achieve our long-term financial improvement goals;

•	demand for and market acceptance risks for and competitive pressures related to new and existing products;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;

•	future actions of FDA, EMA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;

•	failures with respect to the company’s compliance programs;

•	future actions of third parties, including third-party payers, as healthcare reform and other similar measures are implemented in the United States and globally;

•	the impact of U.S. healthcare reform and other similar actions undertaken by foreign governments with respect to pricing, reimbursement, taxation and rebate policies;

•	additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies;

•	the company’s ability to identify business development and growth opportunities and to successfully execute on business development strategies;

•	the company’s ability to finance and develop new products or enhancements internally, on commercially acceptable terms or at all;

•	the company’s ability to realize the anticipated benefits from its joint product development and commercialization arrangements, governmental collaborations and other business development activities;

•	the availability and pricing of acceptable raw materials and component supply;

•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing or supply difficulties;

•	the company’s ability to achieve the intended results associated with the separation of its biopharmaceuticals and medical products businesses or targeted margin improvements;

•	the impact of any future tax liability with respect to the separation and distribution;

•	any failure by Baxalta or Shire to satisfy its obligation under the separation agreements, including the tax matters agreement, or the company’s letter agreement with Shire and Baxalta;

•	the ability to protect or enforce the company’s owned or in-licensed patent or other proprietary rights (including trademarks, copyrights, trade secrets and know-how) or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in certain countries in which the company operates;

•	fluctuations in foreign exchange and interest rates including emerging market currencies;

•	any changes in law concerning the taxation of income, including income earned outside the United States;

•	actions by tax authorities in connection with ongoing tax audits;

•	breaches or failures of the company’s information technology systems;

•	loss of key employees or inability to identify and recruit new employees;

•	the outcome of pending or future litigation;

•	the adequacy of the company’s cash flows from operations to meet its ongoing cash obligations and fund its investment program; and

•	other factors identified elsewhere in this report on and other filings with the Securities and Exchange Commission, including those factors described in Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2015, all of which are available on the company’s website.

Actual results may differ materially from those projected in the forward-looking statements. The company does not undertake to update its forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Currency Risk

The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Columbian Peso, Brazilian Real, Swedish Krona, Mexican Peso, and New Zealand Dollar. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and shareholders’ equity volatility relating to foreign exchange. Financial market and currency volatility may limit the company’s ability to cost-effectively hedge these exposures.

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of June 30, 2016 is 18 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. In the first quarter of 2016, the Venezuelan government moved from the three-tier exchange rate system to a two-tiered rate exchange rate system and the official rate for food and medicine imports was adjusted from 6.3 to 10 bolivars per U.S. dollar. This devaluation resulted in a charge of approximately $9 million during the first quarter of 2016. As of June 30, 2016, the company’s subsidiary in Venezuela had net assets of $25 million denominated in the Venezuelan Bolivar. Net sales in Venezuela represent approximately 0.4% of Baxter’s total net sales. Due to continuing uncertain economic conditions in Venezuela, it is possible that additional charges may be recorded in the future.

In advance of the U.K. European Union membership referendum, the company increased the coverage level of its British Pound and Euro exposures by adding to its derivative positions to hedge those underlying exposures over the next 18 months. As a result, we do not expect to be significantly impacted by future potential currency volatility in the near term caused by the U.K.’s proposed exit from the European Union due to the size and composition of the company’s U.K. operations and the derivative strategy and positions we currently have in place.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at June 30, 2016, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $5 million would decrease by $25 million, resulting in a net liability.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at June 30, 2016 by replacing the actual exchange rates at June 30, 2016 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2015 Annual Report. There were no significant changes during the quarter ended June 30, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2016. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 and 2015 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2016, and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2016 and 2015, the condensed consolidated statements of comprehensive income for the three month and six month periods ended June 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the company’s management.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 4, 2016

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Part I, Item 1, Note 13 is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Index:

Exhibit Number	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Baxter International Inc. dated May 3, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2016).

15*	Letter Re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: August 4, 2016	By:	/s/ James K. Saccaro
James K. Saccaro
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)