Form 10-Q
period 2016-09-30
BAXTER INTERNATIONAL INC
filed 2016-11-07
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 31, 2016 was 543,919,936 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended September 30, 2016

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$2,558	$2,487	$7,518	$7,365
Cost of sales	1,487	1,453	4,510	4,291
Gross margin	1,071	1,034	3,008	3,074
Marketing and administrative expenses	726	794	2,076	2,361
Research and development expenses	159	148	490	442
Operating income	186	92	442	271
Net interest expense	14	34	53	94
Other expense (income), net	44	91	(4,286)	(46)
Income (loss) from continuing operations before income taxes	128	(33)	4,675	223
Income tax expense (benefit)	1	(35)	(51)	13
Income from continuing operations	127	2	4,726	210
Income (loss) from discontinued operations, net of tax	3	(1)	(4)	553
Net income	$ 130	$ 1	$4,722	$ 763

Income from continuing operations per common share
Basic	$ 0.23	$ 0.00	$ 8.64	$ 0.39

Diluted	$ 0.23	$ 0.00	$ 8.56	$ 0.38

Income (loss) from discontinued operations per common share
Basic	$ 0.01	$ 0.00	$ (0.01)	$ 1.01

Diluted	$ 0.01	$ 0.00	$ (0.01)	$ 1.01

Net income per common share
Basic	$ 0.24	$ 0.00	$ 8.63	$ 1.40

Diluted	$ 0.24	$ 0.00	$ 8.55	$ 1.39

Weighted-average number of common shares outstanding
Basic	544	546	547	544

Diluted	551	549	552	548

Cash dividends declared per common share	$ 0.13	$0.115	$0.375	$1.155

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$130	$1	$4,722	$763
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax benefit of ($2) and ($10) for the three months ended September 30, 2016 and 2015, respectively, and ($12) and ($78) for the nine months ended September 30, 2016 and 2015, respectively	10	(271)	(16)	(985)
Pension and other employee benefits, net of tax expense of $11 and $16 for the three months ended September 30, 2016 and 2015, respectively, and $32 and $150 for the nine months ended September 30, 2016 and 2015, respectively	21	31	61	212
Hedging activities, net of tax (benefit) expense of zero and ($1) for the three months ended September 30, 2016 and 2015, respectively, and $(5) and $9 for the nine months ended September 30, 2016 and 2015, respectively	1	(2)	(10)	16
Available-for-sale securities, net of tax expense of zero and $2 for the three months ended September 30, 2016 and 2015, respectively, and zero and $6 for the nine months ended September 30, 2016 and 2015	—	3,418	(4,431)	3,440
Total other comprehensive income (loss), net of tax	32	3,176	(4,396)	2,683
Comprehensive income	$162	$3,177	$326	$3,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		September 30,	December 31,
		2016	2015
Current assets	Cash and equivalents	$ 2,597	$ 2,213
	Accounts and other current receivables, net	1,739	1,731
	Inventories	1,568	1,604
	Prepaid expenses and other	634	855
	Investment in Baxalta common stock	—	5,148
	Current assets held for disposition	51	245
	Total current assets	6,589	11,796
Property, plant and equipment, net		4,327	4,386
Other assets	Goodwill	2,679	2,687
	Other intangible assets, net	1,180	1,349
	Other	1,020	744
	Total other assets	4,879	4,780
Total assets		$ 15,795	$ 20,962

Current liabilities	Short-term debt	$ —	$ 1,775
	Current maturities of long-term debt and lease obligations	6	810
	Accounts payable and accrued liabilities	2,499	2,666
	Current income taxes payable	98	453
	Current liabilities held for disposition	3	46
	Total current liabilities	2,606	5,750
Long-term debt and lease obligations		2,834	3,922
Other long-term liabilities		1,691	2,425
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2016 and 2015	683	683
	Common stock in treasury, at cost, 139,581,579 shares in 2016 and 135,839,938 shares in 2015	(7,813)	(7,646)
	Additional contributed capital	5,930	5,902
	Retained earnings	14,049	9,683
	Accumulated other comprehensive (loss) income	(4,172)	224
	Total Baxter shareholders’ equity	8,677	8,846
	Noncontrolling interests	(13)	19
	Total equity	8,664	8,865
Total liabilities and equity		$ 15,795	$ 20,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Nine months ended
		September 30,
		2016	2015
Cash flows from operations	Net income	$4,722	$ 763
	Adjustments to reconcile income from continuing operations to net cash from operating activities:
	Loss (income) from discontinued operations, net of tax	4	(553)
	Depreciation and amortization	599	593
	Deferred income taxes	(298)	63
	Stock compensation	84	96
	Realized excess tax benefits from stock issued under employee benefit plans	(36)	(6)
	Net periodic pension benefit and OPEB costs	90	170
	Business optimization items	237	102
	Net realized gains on Baxalta common stock	(4,387)	—
	Other	236	(8)
	Changes in balance sheet items
	Accounts and other current receivables, net	22	5
	Inventories	(11)	(205)
	Accounts payable and accrued liabilities	(326)	14
	Business optimization and infusion pump payments	(119)	(61)
	Other	121	(216)
	Cash flows from operations – continuing operations	938	757
	Cash flows from operations – discontinued operations	3	290
	Cash flows from operations	941	1,047
Cash flows from investing activities	Capital expenditures	(519)	(658)
	Acquisitions and investments, net of cash acquired	(47)	(27)
	Divestitures and other investing activities	17	56
	Cash flows from investing activities – continuing operations	(549)	(629)
	Cash flows from investing activities – discontinued operations	13	(946)
	Cash flows from investing activities	(536)	(1,575)
Cash flows from financing activities	Issuances of debt	1,641	6,868
	Payments of obligations	(1,383)	(3,723)
	Debt extinguishment costs	(16)	(114)
	Decrease in debt with original maturities of three months or less, net	(300)	(450)
	Transfer of cash and equivalents to Baxalta	—	(2,122)
	Cash dividends on common stock	(197)	(847)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	286	174
	Purchase of treasury stock	(45)	—
	Other	(30)	(39)
	Cash flows from financing activities	(44)	(253)
Effect of foreign exchange rate changes on cash and equivalents		23	(174)
Increase (decrease) in cash and equivalents		384	(955)
Cash and equivalents at beginning of period		2,213	2,925
Cash and equivalents at end of period		$ 2,597	$ 1,970

Supplemental Schedule of Non-Cash Investing and Financing Activities
Net proceeds on Retained Share transactions		$ 4,387	$ —
Payment of obligations in exchange for Retained Shares		3,646	—
Exchange of Baxter shares with Retained Shares		611	—
Other Supplemental Information
Income taxes paid		$ 453	$ 357

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

References in this report to Baxalta prior to the Merger closing date refers to Baxalta as a stand-alone public company. References in this report to Baxalta subsequent to the Merger closing date refer to Baxalta as a subsidiary of Shire.

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

New accounting standards

Recently issued accounting standards not yet adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The updated guidance requires all tax effects related to share-based payment be recorded in income tax expense in the consolidated statement of income. Current guidance requires that tax effects of deductions in excess of share-based compensation costs (windfall tax benefits) be recorded in additional paid-in capital, and tax deficiencies (shortfalls) be recorded in additional paid-in capital to the extent of previously recognized windfall tax benefits, with the remainder recorded in income tax expense. The new guidance also requires all tax-related cash flows resulting from share-based payments to be reported as operating activities in the consolidated statement of cash flows, rather than the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. The guidance is effective for the company beginning January 1, 2017. The impact of the standard is dependent on the timing and value of award exercises and vesting. The company has evaluated the impact of this standard on its consolidated financial statements for the three and nine month periods ended September 30, 2016, and determined that net income and operating cash flow for the periods would have each increased by approximately $9 million and $36 million, respectively, if the company had adopted the new standard January 1, 2016.

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

As of July 1, 2016, the company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230). The guidance requires that the cash payments for debt prepayment or debt extinguishment costs be classified as cash outflows for financing activities. As a result of the adoption, in the third quarter of 2016 the company has reclassified certain debt prepayments and debt extinguishment costs from operating to financing activities which resulted in a decrease in financing cash flows of $16 million and $124 million for the first nine months of 2016 and 2015, respectively. The adoption of this guidance did not impact the company’s consolidated statements of earnings, consolidated balance sheet, comprehensive income, or shareholders’ equity.

2. SEPARATION OF BAXALTA INCORPORATED

After giving effect to the Distribution, the company retained 19.5% of the outstanding common stock, or 131,902,719 shares of Baxalta (Retained Shares). Effective January 27, 2016, Baxter completed a debt-for-equity exchange through the transfer of 37,573,040 Retained Shares in exchange for the extinguishment of the $1.45 billion aggregate principal amount of indebtedness outstanding under the company’s prior U.S. dollar denominated revolving credit facility, which was terminated in connection with the closing of this exchange. On March 16, 2016, the company completed a debt-for-equity exchange, in which Baxter exchanged 63,823,582 Retained Shares for the extinguishment of $2.2 billion in aggregate principal amount of Baxter indebtedness. On May 6, 2016 the company contributed 17,145,570 Retained Shares to Baxter’s U.S. pension fund. On May 26, 2016 the company completed an equity-for-equity exchange by exchanging 13,360,527 Retained Shares for 11,526,638 shares of Baxter. The company held no shares of Baxalta as of September 30, 2016. See Note 8 for additional details regarding these transactions.

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

Following is a summary of the operating results of Baxalta, which have been reflected as discontinued operations for the three and nine months ended September 30, 2016 and 2015. The assets and liabilities have been classified as held for disposition as of September 30, 2016 and December 31, 2015.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Major classes of line items constituting income from discontinued operations before income taxes
Net sales	$24	$63	$144	$2,853
Cost of sales	(20)	(63)	(135)	(1,172)
Marketing and administrative expenses	—	(1)	(20)	(547)
Research and development expenses	—	—	—	(393)
Other income and expense items that are not major	—	—	—	7
Total income (loss) from discontinued operations before income taxes	4	(1)	(11)	748
Gain on disposal of discontinued operations	—	—	17	—
Income tax expense	1	—	10	195
Total income (loss) from discontinued operations	$3	$(1)	$(4)	$553

	September 30,	December 31,
(in millions)	2016	2015
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts and other current receivables, net	$ 48	$ 228
Inventories	—	8
Property, plant, and equipment, net	1	2
Other	2	7
Total assets of the disposal group	$ 51	$ 245

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$ 3	$ 46
Total liabilities of the disposal group	$ 3	$ 46

As of September 30, 2016 and December 31, 2015, Baxter has recorded a net liability of $44 million and $190 million, respectively, for its obligation to transfer these net assets to Baxalta. In the first nine months of 2016, the company transferred $156 million of net assets to Baxalta resulting in a gain of $17 million, which is recorded within income from discontinued operations, net of tax. It is expected that the majority of the remaining operations will be transferred to Baxalta during the fourth quarter of 2016.

Baxter and Baxalta entered into several agreements in connection with the July 1, 2015 separation, including a transition services agreement (TSA), separation and distribution agreement, manufacturing and supply agreements (MSA), tax matters agreement, an employee matters agreement, a long-term services agreement, and a shareholder’s and registration rights agreement.

Pursuant to the TSA, Baxter and Baxalta and their respective subsidiaries are providing to each other, on an interim, transitional basis, various services. Services being provided by Baxter include, among others, finance, information technology, human resources, quality supply chain, and certain other administrative services. The services generally commenced on the Distribution date and are expected to terminate within 24 months (or 36 months in the case of certain information technology services) of the Distribution date. Billings by Baxter under the TSA are recorded as a reduction of the costs to provide the respective service in the applicable expense category, primarily in marketing and administrative expenses, in the condensed consolidated statements of income. In the three and nine months ended September 30, 2016, the company recognized approximately $26 million and $79 million, respectively, as a reduction in marketing and administrative expenses related to the TSA. Pursuant to the MSA, Baxalta or Baxter, as the case may be, manufactures, labels, and packages products for the other party. The terms of the agreements range in initial duration from five to ten years. In the three and nine months ended September 30, 2016, Baxter recognized approximately $6 million and $31 million, respectively, in sales to Baxalta. In addition, Baxter recognized $6 million and $30 million, respectively, in cost of sales related to purchases from Baxalta pursuant to the MSA. The cash flows associated with these agreements are included in cash flows from operations — continuing operations.

Cash inflows of $3 million were reported in cash flows from operations – discontinued operations for the period ending September 30, 2016. These relate to non-assignable tenders whereby Baxter remains the seller of Baxalta products, transactions related to importation services Baxter provides in certain countries, in addition to trade payables settled by Baxter on Baxalta’s behalf after the local separation.

3. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Interest expense, net of capitalized interest	$ 20	$ 38	$ 69	$ 109
Interest income	(6)	(4)	(16)	(15)
Net interest expense	$ 14	$ 34	$ 53	$ 94

Other expense (income), net

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Foreign exchange	$ —	$ (22)	$ (12)	$ (92)
Net loss on debt extinguishment	52	130	153	130
Net realized gains on Retained Shares transactions	—	—	(4,387)	—
Other	(8)	(17)	(40)	(84)
Other expense (income), net	$ 44	$ 91	$ (4,286)	$ (46)

Inventories

	September 30,	December 31,
(in millions)	2016	2015
Raw materials	$ 346	$ 374
Work in process	148	142
Finished goods	1,074	1,088
Inventories	$ 1,568	$ 1,604

Property, plant and equipment, net

	September 30,	December 31,
(in millions)	2016	2015
Property, plant and equipment, at cost	$ 9,258	$ 8,990
Accumulated depreciation	(4,931)	(4,604)
Property, plant and equipment, net	$ 4,327	$ 4,386

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

The following is a reconciliation of basic shares to diluted shares.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Basic shares	544	546	547	544
Effect of dilutive securities	7	3	5	4
Diluted shares	551	549	552	548

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 0.3 million and 10 million equity awards for the third quarter and nine months ended September 30, 2016, respectively, and 18 million and 16 million equity awards for the third quarter and nine months ended September 30, 2015, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 9 for additional information regarding items impacting basic shares.

Stock repurchases

In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. In the third quarter of 2016, the company repurchased approximately 0.9 million shares pursuant to this authority and has $0.4 billion remaining available under this authorization as of September 30, 2016.

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

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	Renal	Hospital Products	Total
Balance as of December 31, 2015	$408	$2,279	$2,687
Additions	5	—	5
Currency translation adjustments	(2)	(11)	(13)
Balance as of September 30, 2016	$411	$2,268	$2,679

As of September 30, 2016, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
September 30, 2016
Gross other intangible assets	$1,753	$ 401	$58	$2,212
Accumulated amortization	(866)	(166)	—	(1,032)
Other intangible assets, net	$ 887	$ 235	$58	$1,180

December 31, 2015
Gross other intangible assets	$1,742	$ 393	$86	$2,221
Accumulated amortization	(729)	(143)	—	(872)
Other intangible assets, net	$1,013	$ 250	$86	$1,349

Intangible asset amortization expense was $42 million and $40 million in the three months ended September 30, 2016 and 2015, respectively, and $124 million and $120 million for the nine months ended September 30, 2016 and 2015, respectively.

In the third quarter of 2016, the company recorded an impairment charge of $27 million related to an indefinite-lived intangible asset (acquired IPR&D) in the company’s Renal segment and its in-center hemodialysis program. The assets of the business were written down to estimated fair value and recorded in research and development expenses.

In the second quarter of 2016, the company recorded an impairment charge of $51 million, of which $41 million related to a developed technology asset, relating to the company’s Hospital Products segment synthetic bone repair products business which was acquired from ApaTech Limited in 2010. The assets of the business were written down to estimated fair value and recorded in cost of sales.

The decrease in other intangible assets, net during the first nine months of 2016 was primarily driven by amortization expense and the impairments noted above, partially offset by the acquisition of vancomycin detailed in Note 5 and currency translation adjustments (CTA).

7. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion pump charges

In the first quarter of 2016, the company refined its estimates for remediation activities related to the SIGMA SPECTRUM infusion pump recall and decreased the reserve by $12 million. For the three and nine months ended September 30, 2016, the company recorded utilization of the SIGMA SPECTRUM reserve of zero and $24 million, respectively. The balance as of September 30, 2016 was $4 million for the SIGMA SPECTRUM infusion pump recall. Refer to the 2015 Annual Report for further information about the company’s infusion pump recall activities.

Business optimization charges

The company records charges from its business optimization initiatives primarily related to optimizing the company’s overall cost structure on a global basis, as the company streamlines its operations, rationalizes its manufacturing facilities, enhances its general and administrative infrastructure and realigns certain research and development (R&D) activities.

During the three and nine months ended September 30, 2016 and 2015, the company recorded the following charges related to business optimization programs.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Restructuring charges, net	$130	$ 92	$237	$102
Costs to implement business optimization programs	25	—	44	—
Gambro integration costs	5	12	19	50
Accelerated depreciation	11	—	25	—
Total business optimization charges	$171	$104	$325	$152

Included in the restructuring charges for the three months ended September 30, 2016 were net employee termination costs of $101 million which primarily consisted of a global workforce reduction program and $27 million related to the impairment of acquired IPR&D as described in Note 6. The restructuring charges for the nine months ended September 30, 2016 also include $54 million for costs associated with the discontinuance of the VIVIA home hemodialysis development program. These costs consisted of contract termination costs of $21 million, asset impairments of $31 million, and other exit costs of $2 million.

For the three and nine month periods ended September 30, 2016 and 2015, the company recorded the following components of restructuring costs:

	Three months ended
	September 30, 2016
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$21	$84	$ 1	$106
Asset impairments	6	—	27	33
Reserve adjustments
Employee termination costs	—	(3)	(2)	(5)
Contract termination costs	(3)	—	(1)	(4)
Total restructuring charges	$24	$81	$25	$130

	Three months ended
	September 30, 2015
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$ 7	$56	$11	$ 74
Asset impairments	31	—	—	31
Reserve adjustments	(6)	(4)	(3)	(13)
Total restructuring charges	$32	$52	$ 8	$ 92

	Nine months ended
	September 30, 2016
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$51	$ 94	$13	$158
Contract termination costs	8	2	13	23
Asset impairments	28	—	40	68
Other exit costs	2	—	—	2
Reserve adjustments
Employee termination costs	(1)	(11)	(2)	(14)
Total restructuring charges	$88	$ 85	$64	$237

	Nine months ended
	September 30, 2015
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$ 11	$ 72	$12	$ 95
Asset related costs	3	1	—	4
Asset impairment	33	—	2	35
Reserve adjustments	(19)	(10)	(3)	(32)
Total restructuring charges	$ 28	$ 63	$11	$102

Costs to implement business optimization programs for the three and nine months ended September 30, 2016, were $25 million and $44 million, respectively. These costs consisted primarily of external consulting and employee salary and related costs. The costs were included within marketing and administrative and R&D expense.

Costs related to the integration of Gambro were included within marketing and administrative expense for all referenced periods.

For the three and nine months ended September 30, 2016, the company recognized accelerated depreciation, primarily associated with facilities to be closed of $11 million and $25 million, respectively. The costs were recorded in cost of sales for all referenced periods.

The following table summarizes cash activity in the reserves related to the company’s restructuring initiatives.

(in millions)
Reserves as of December 31, 2015	$116
Charges	183
Reserve adjustments	(14)
Utilization	(98)
CTA	9
Reserves as of September 30, 2016	$196

Reserve adjustments primarily relate to employee termination cost reserves established in prior periods.

The company’s restructuring reserves of $196 million as of September 30, 2016 consisted of $171 million of employee termination costs and the remaining reserves related to contract termination costs. The reserves are expected to be substantially utilized by the end of 2017.

8. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Debt Issuance

In August 2016, Baxter issued senior notes with a total aggregate principal amount of $1.6 billion, comprised of $400 million at a fixed coupon rate of 1.70% due in August 2021, $750 million at a fixed coupon rate of 2.60% due in August 2026, and $450 million at a fixed coupon rate of 3.50% due in August 2046.

Debt Redemptions

In September 2016, Baxter redeemed an aggregate of approximately $1 billion in principal amount of its 1.850% Senior Notes due 2017, 1.850% Senior Notes due 2018, 5.375% Senior Notes due 2018, 4.500% Senior Notes due 2019, 4.250% Senior Notes due 2020, and 3.200% Senior Notes due 2023. Baxter paid approximately $1 billion, including accrued and unpaid interest and tender premium, to redeem such notes. As a result of the debt redemptions, the company recognized a loss on extinguishment of debt in the third quarter of 2016 of approximately $52 million, which is included in other expense (income), net.

Debt-for-equity exchanges

On January 27, 2016, Baxter exchanged Retained Shares for the extinguishment of $1.45 billion aggregate principal amount outstanding under its $1.8 billion U.S. dollar-denominated revolving credit facility. This exchange extinguished the indebtedness under the facility, which was terminated in connection with such debt-for-equity exchange. There were no material prepayment penalties or breakage costs associated with the termination of the facility. Baxter recognized a net realized gain of $1.25 billion related to the Retained Shares exchanged, which was included in other income, net for the nine months ended September 30, 2016.

On March 16, 2016, the company exchanged Retained Shares for the extinguishment of approximately $2.2 billion in principal amount of its 0.950% Notes due May 2016, 5.900% Notes due August 2016, 1.850% Notes due January 2017, 5.375% Notes due May 2018, 1.850% Notes due June 2018, 4.500% Notes due August 2019, and 4.250% Notes due February 2020 purchased by certain third party purchasers in the previously announced debt tender offers. As a result, the company recognized a net loss on extinguishment of debt totaling $101 million and a net realized gain of $2.0 billion on the Retained Shares exchanged, which are included in other income, net for the nine months ended September 30, 2016.

Debt Maturities

In the second quarter of 2016, the company repaid the $190 million outstanding balance of its 0.95% senior unsecured notes that matured in June 2016. In the third quarter of 2016, the company repaid the $130 million outstanding balance of its 5.9% senior unsecured notes that matured in September 2016.

Commercial paper

During the first nine months of 2016, the company issued and redeemed commercial paper, of which zero was outstanding as of September 30, 2016. There was a balance of $300 million outstanding at December 31, 2015 with a weighted-average interest rate of 0.6%. This commercial paper is classified as short-term debt.

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Sold receivables at beginning of period	$ 62	$ 106	$ 81	$ 104
Proceeds from sales of receivables	75	81	272	311
Cash collections (remitted to the owners of the receivables)	(71)	(59)	(299)	(284)
Effect of currency exchange rate changes	2	4	14	1
Sold receivables at end of period	$ 68	$ 132	$ 68	$ 132

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, that have experienced a deterioration in credit and economic conditions. As of September 30, 2016, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $181 million.

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

The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Swedish Krona, Mexican Peso, and New Zealand Dollar. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from foreign exchange. Financial market and currency volatility may limit the company’s ability to cost-effectively hedge these exposures.

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

The notional amounts of foreign exchange contracts were $438 million and $378 million as of September 30, 2016 and December 31, 2015, respectively. There were no outstanding interest rate contracts designated as cash flow hedges as of September 30, 2016 and December 31, 2015. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of September 30, 2016 is 15 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $200 million and $1.3 billion as of September 30, 2016 and December 31, 2015, respectively. The decrease is due to swaps terminated in conjunction with the previously mentioned debt-for-equity exchanges and debt redemptions.

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

There were no hedge dedesignations in the first nine months of 2016 or 2015 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In March 2016, the company terminated a total notional value of $765 million of interest rate contracts in connection with the March debt tender offers, resulting in a $34 million reduction to the debt extinguishment loss. In September 2016, the company terminated a total notional value of $335 million of interest rate contracts in connection with the September debt redemptions, resulting in a $14 million reduction to the debt extinguishment loss. The company terminated a total notional value of $1.65 billion of interest rate contracts in connection with debt tender offers, which resulted in a $33 million reduction to the debt extinguishment loss, during the first nine months of 2015.

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

The total notional amount of undesignated derivative instruments was $914 million as of September 30, 2016 and $580 million as of December 31, 2015.

Gains and Losses on Derivative Instruments

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the three months ended September 30, 2016 and 2015.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2016	2015		2016	2015
Cash flow hedges
Interest rate contracts	$—	$—	Other expense (income), net	$ 5	$—
Foreign exchange contracts	3	1	Cost of sales	(2)	5
Total	$ 3	$ 1		$ 3	$ 5

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2016	2015
Fair value hedges
Interest rate contracts	Net interest expense	$(7)	$(11)
Undesignated derivative instruments
Foreign exchange contracts	Other expense (income), net	$ 9	$ 12

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the nine months ended September 30, 2016 and 2015.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2016	2015		2016	2015
Cash flow hedges
Interest rate contracts	$ —	$—	Other expense (income), net	$ 9	$—
Foreign exchange contracts	—	(1)	Net sales	—	—
Foreign exchange contracts	(8)	4	Cost of sales	(3)	45
Total	$ (8)	$ 3		$ 6	$45

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2016	2015
Fair value hedges
Interest rate contracts	Net interest expense	$ 19	$(24)
Undesignated derivative instruments
Foreign exchange contracts	Other expense (income), net	$ 4	$(13)

For the company’s fair value hedges, equal and offsetting gain of $7 million and loss of $19 million were recognized in net interest expense in the third quarter and first nine months of 2016, respectively, and equal and offsetting gains of $11 million and $24 million were recognized in net interest expense in the third quarter and first nine months of 2015, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the nine months ended September 30, 2016 was not material.

As of September 30, 2016, $3 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2016.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$ 16	Other long-term liabilities	$ —
Foreign exchange contracts	Prepaid expenses and other	13	Accounts payable and accrued liabilities	2
Foreign exchange contracts	Other long-term assets	1	Other long-term liabilities	—
Total derivative instruments designated as hedges		$ 30		$ 2

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$ —	Accounts payable and accrued liabilities	$ 1
Total derivative instruments		$ 30		$ 3

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

	September 30, 2016		December 31, 2015
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$30	$ 3	$56	$ 2
Gross amount subject to offset in master-netting arrangements not offset in the consolidated balance sheet	(3)	(3)	(2)	(2)
Total	$27	$—	$54	$—

Fair value measurements

The following tables summarize the basis used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 14	$—	$ 14	$—
Interest rate hedges	16	—	16	—
Available-for-sale securities	10	10	—	—
Total assets	$ 40	$10	$ 30	$—

Liabilities
Foreign currency hedges	$ 3	$—	$ 3	$—
Contingent payments related to acquisitions	19	—	—	19
Total liabilities	$ 22	$—	$ 3	$19

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$ 10	$—	$ 10	$—
Interest rate hedges	46	—	46	—
Available-for-sale securities	5,162	14	5,148	—
Total assets	$5,218	$14	$5,204	$—

Liabilities
Foreign currency hedges	$ 2	$—	$ 2	$—
Contingent payments related to acquisitions	20	—	—	20
Total liabilities	$ 22	$—	$ 2	$20

As of September 30, 2016, cash and equivalents of $2.6 billion included money market funds of approximately $785 million, and as of December 31, 2015, cash and equivalents of $2.2 billion included money market funds of approximately $500 million. Money market funds would be considered Level 2 in the fair value hierarchy.

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

Contingent payments related to acquisitions consist of commercial milestone payments and sales-based payments, and are valued using discounted cash flow techniques. The fair value of commercial milestone payments reflects management’s expectations of probability of payment, and increase as the probability of payment increases or expectation of timing of payments is accelerated. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated. Changes in the fair value of contingent payments related to Baxter’s acquisitions, which use significant unobservable inputs (Level 3) in the fair value measurement, were immaterial during the nine months of 2016. The company made minor sales-based payments in the first nine months of 2016.

The following table provides information relating to the company’s investments in available-for-sale equity securities.

(in millions)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2016	$ 13	$ 1	$ 4	$ 10
December 31, 2015	$732	$4,430	$—	$5,162

In the first nine months of 2016 the company recorded net $4.4 billion of realized gains within other income, net related to exchanges of available-for-sale equity securities, which represented gains from the Retained Shares transactions. On May 6, 2016, Baxter made a voluntary non-cash contribution of 17,145,570 Retained Shares to the company’s U.S. pension fund. The company recorded $611 million of realized gains within other income, net related to the contribution of Retained Shares. On May 26, 2016, Baxter completed an exchange of 13,360,527 Retained Shares for 11,526,638 outstanding shares of Baxter common stock. The company recorded $537 million of realized gains within other income, net related to the exchange of the Retained Shares. The company held no shares of Baxalta as of September 30, 2016. Refer to the debt-for-equity exchange section above for discussion related to the first quarter 2016 Retained Shares transactions. In the first nine months of 2015 the company recorded $38 million of income in other expense (income), net related to sales of available-for-sale equity securities and equity method investments, which primarily represented gains from the sale of certain investments as well as distributions from funds that sold portfolio companies.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value in the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the approximate fair values as of September 30, 2016 and December 31, 2015.

	Book values		Approximate fair values
(in millions)	2016	2015	2016	2015
Assets
Investments	$ 33	$ 21	$ 32	$ 21

Liabilities
Short-term debt	$ —	$1,775	$ —	$1,775
Current maturities of long-term debt and lease obligations	6	810	6	818
Long-term debt and lease obligations	2,834	3,922	2,960	4,077

The following tables summarize the basis used to measure the approximate fair value of the financial instruments as of September 30, 2016 and December 31, 2015.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$ 32	$—	$ 2	$30
Total assets	$ 32	$—	$ 2	$30

Liabilities
Short-term debt	$ —	$—	$ —	$—
Current maturities of long-term debt and lease obligations	6	—	6	—
Long-term debt and lease obligations	2,960	—	2,960	—
Total liabilities	$2,966	$—	$2,966	$—

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$ 21	$—	$ 2	$19
Total assets	$ 21	$—	$ 2	$19

Liabilities
Short-term debt	$1,775	$—	$1,775	$—
Current maturities of long-term debt and lease obligations	818	—	818	—
Long-term debt and lease obligations	4,077	—	4,077	—
Total liabilities	$6,670	$—	$6,670	$—

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

9. STOCK COMPENSATION

Stock compensation expense totaled $30 million for both the three months ended September 30, 2016 and 2015, and $84 million and $96 million for the nine months ended September 30, 2016 and 2015, respectively. Over 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.

In March 2016, the company awarded its annual stock compensation grants, which consisted of 6.4 million stock options, 1.0 million RSUs and 0.3 million PSUs.

10. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Pension benefits
Service cost	$23	$27	$70	$75
Interest cost	46	50	138	149
Expected return on plan assets	(76)	(66)	(227)	(192)
Amortization of net losses and other deferred amounts	38	44	113	130
Net periodic pension benefit cost	$31	$55	$94	$162

OPEB
Service cost	$1	$1	$3	$2
Interest cost	4	3	8	13
Amortization of net loss and prior service credit	(7)	(4)	(15)	(7)
Net periodic OPEB cost	$(2)	$—	$(4)	$8

In the second quarter of 2016, the company made a $706 million voluntary, non-cash contribution to the qualified U.S. pension plan using Retained Shares. Refer to Note 8 for additional information regarding Retained Share transactions.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale equity securities. The following table is a net-of-tax summary of the changes in AOCI by component for the nine months ended September 30, 2016 and 2015.

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale securities	Total
Gains (losses)
Balance as of December 31, 2015	$(3,191)	$ (1,064)	$7	$4,472	$224
Other comprehensive income before reclassifications	(16)	(6)	(6)	105	77
Amounts reclassified from AOCI (a)	—	67	(4)	(4,536)	(4,473)
Net other comprehensive (loss) income	(16)	61	(10)	(4,431)	(4,396)
Balance as of September 30, 2016	$(3,207)	$ (1,003)	$(3)	$41	$(4,172)

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale- securities	Total
Gains (losses)
Balance as of December 31, 2014	$(2,323)	$ (1,427)	$34	$66	$(3,650)
Other comprehensive income before reclassifications	(985)	118	55	3,446	2,634
Amounts reclassified from AOCI (a)	—	94	(39)	(6)	49
Net other comprehensive (loss) income	(985)	212	16	3,440	2,683
Distribution of Baxalta	226	198	(42)	(32)	350
Balance as of September 30, 2015	$(3,082)	$ (1,017)	$8	$3,474	$(617)

(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three months and nine months ended September 30, 2016 and 2015.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2016	Nine months ended September 30, 2016	Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other (b)	$(31)	$(98)
	(31)	(98)	Total before tax
	11	31	Tax benefit
	$(20)	$(67)	Net of tax

Gains on hedging activities
Interest rate contracts	$5	$9	Other income, net
Foreign exchange contracts	(2)	(3)	Cost of sales
	3	6	Total before tax
	(1)	(2)	Tax expense
	$2	$4	Net of tax

Available-for-sale-securities
Gains on sale of equity securities	$—	$4,536	Other income, net
	—	4,536	Total before tax
	—	—	Tax benefit
	$—	$4,536	Net of tax

Total reclassification for the period	$(18)	$4,473	Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2015	Nine months ended 30, 2015	Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other (b)	$(40)	$(139)
	(40)	(139)	Total before tax
	13	45	Tax benefit
	$(27)	$(94)	Net of tax

Gains (losses) on hedging activities
Foreign exchange contracts	$5	$60	Cost of sales
	5	60	Total before tax
	(1)	(21)	Tax expense
	$4	$39	Net of tax

Other
Gain on sale of available-for-sale equity securities	$7	$22	Other expense (income), net
Other-than-temporary impairment of available-for-sale equity securities	—	(9)	Other expense (income), net
	7	13	Total before tax
	(3)	(7)	Tax expense
	$4	$6	Net of tax

Total reclassification for the period	$(19)	$(49)	Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 10.

Refer to Note 8 for additional information regarding hedging activity and Note 10 for additional information regarding the amortization of pension and other employee benefits items.

12. INCOME TAXES

Effective tax rate

The company’s effective income tax rate for continuing operations was 0.8% and 106.1% in the three months ended September 30, 2016 and 2015, respectively, and (1.1%) and 5.8% in the nine months ended September 30, 2016 and 2015, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations during the three months ended September 30, 2016 decreased due to restructuring and other charges incurred in higher tax rate jurisdictions as well as the favorable impact of discrete items including the partial settlement of an on-going income tax matter related to the company’s Turkish operations and the settlement of a transfer pricing audit related to the company’s Italian operations. Partially offsetting the foregoing items were tax charges related to the settlement of state income tax audit matters. The effective income tax rate for continuing operations in the third quarter of 2015 was primarily the result of charges associated with the company’s spin-off of Baxalta, such as debt tender premium costs associated with debt refinancing, which received tax benefits at rates significantly higher than the rate of tax without such charges. The resulting tax benefits were greater than the resulting net loss for the period.

In addition to the foregoing factors, the income tax rate for the nine months ended September 30, 2016 benefited by several factors including tax-free net realized gains during the first and second quarter associated with the exchanges of Baxalta retained shares for the company’s debt and the company’s shares as well as tax-free net realized gains associated with the contribution of Baxalta retained shares to the company’s pension plan. Additionally, the income tax rate for this period was favorably impacted by tax benefits from partially settling an IRS (2008-2013) income tax audit and settling a German (2008-2011) income tax audit.

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

13. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is recorded. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2016, the company’s total recorded reserves with respect to legal matters were $50 million and the total related receivables were $10 million.

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

General litigation

On July 31, 2015, Davita Healthcare Partners, Inc. filed suit against Baxter Healthcare Corporation in the District Court of the State of Colorado regarding an ongoing commercial dispute relating to the provision of peritoneal dialysis products. The company denies the claims and is vigorously defending itself against the suit. A bench trial concluded in third quarter 2016 and the parties are awaiting the court’s decision.

In November 2016 a purported antitrust class action complaint seeking monetary and injunctive relief from the company was filed in the United States District Court for the Northern District of Illinois. The complaint alleges a conspiracy among manufacturers of IV solutions to restrict output and affect pricing in connection with a shortage of such solutions.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net sales
Renal	$977	$943	$2,840	$2,805
Hospital Products	1,581	1,544	4,678	4,560
Total net sales	$2,558	$2,487	$7,518	$7,365

EBITDA
Renal	$214	$182	$494	$422
Hospital Products	588	515	1,673	1,462
Total segment EBITDA	$802	$697	$2,167	$1,884

	September 30,	December 31,
(in millions)	2016	2015
Total assets
Renal	$4,586	$4,609
Hospital Products	6,602	6,632
Other	4,607	9,721
Total assets	$15,795	$20,962

The following is a reconciliation of segment EBITDA to income from continuing operations before income taxes per the condensed consolidated statements of income.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Total segment EBITDA	$802	$697	$2,167	$1,884
Reconciling items
Depreciation and amortization	(204)	(216)	(599)	(593)
Stock compensation	(30)	(30)	(84)	(96)
Net interest expense	(14)	(34)	(53)	(94)
Restructuring charges, net	(130)	(92)	(237)	(102)
Certain foreign currency fluctuations and hedging activities	3	44	27	118
Net realized gains on Retained Shares transactions	—	—	4,387	—
Net loss on debt extinguishment	(52)	(130)	(153)	(130)
Other Corporate items	(247)	(272)	(780)	(764)
Income from continuing operations before income taxes	$128	$(33)	$4,675	$223

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and nine months ended September 30, 2016.

Separation of Baxalta Incorporated

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of its biopharmaceuticals business, Baxalta Incorporated (Baxalta), to Baxter shareholders (the Distribution). As a result of the separation, the operating results of Baxalta have been reflected as discontinued operations. Refer to Note 2 for additional information regarding the separation of Baxalta. Unless otherwise stated, financial results herein reflect continuing operations.

RESULTS OF OPERATIONS

Baxter’s income from continuing operations for the three and nine months ended September 30, 2016 totaled $127 million, or $0.23 per diluted share, and $4.7 billion, or $8.56 per diluted share. This compares to $2 million, or $0.00 per diluted share, and $210 million, or $0.38 per diluted share for the three and nine months ended September 30, 2015. Income from continuing operations for the three months ended September 30, 2016 included special items which reduced income from continuing operations by $184 million, or $0.33 per diluted share. Special items increased income from continuing operations by $4 billion, or $7.17 per diluted share, for the nine months ended September 30, 2016. Income from continuing operations for the three and nine months ended September 30, 2015 included special items which reduced income from continuing operations by $223 million, or $0.41 per diluted share, and $309 million, or $0.57 per diluted share, respectively.

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Gross Margin
Intangible asset amortization expense	$(42)	$(40)	$(124)	$(120)
Business optimization items [1]	(35)	(32)	(113)	(28)
Product-related items [2]	—	18	12	18
Intangible asset impairment [3]	—	—	(51)	—
Baxalta separation-related costs [4]	(1)	(1)	(1)	(1)
Total Special Items	$(78)	$(55)	$(277)	$(131)

Impact on Gross Margin Ratio	(3.0 pts )	(2.2 pts )	(3.7 pts )	(1.8 pts )
Marketing and Administrative Expenses
Business optimization items [1]	$106	$64	$137	$113
Baxalta separation-related costs [4]	9	60	45	88
Total Special Items	$115	$124	$182	$201

Impact on Marketing and Administrative Expense Ratio	4.5 pts	5.0 pts	2.4 pts	2.8 pts
Research and Development Expenses
Business optimization items [1]	$30	$8	$75	$11
Total Special Items	$30	$8	$75	$11

Other Expense (Income), Net
Net realized gains on Retained Shares transactions [5]	$—	$—	$(4,391)	$—
Loss on debt extinguishment [6]	48	130	149	130
Litigation settlement	—	—	—	(52)
Total Special Items	$48	$130	$(4,242)	$78

Income Tax Benefit
Impact of special items[7]	$(87)	$(94)	$(252)	$(112)
Total Special Items	$(87)	$(94)	$(252)	$(112)

Impact on Effective Tax Rate	21.3 pts	(85.3 pts )	21.9 pts	13.6 pts

Intangible asset amortization expense is identified as a special item to facilitate an evaluation of current and past operating performance and is similar to how management internally assesses performance. Additional special items are identified above because they are highly variable, difficult to predict, and of a size that may substantially impact the company’s reported operations for a period. Management believes that providing the separate impact of the above items on the company’s results in accordance with GAAP in the United States may provide a more complete understanding of the company’s operations and can facilitate a fuller analysis of the company’s results of operations, particularly in evaluating performance from one period to another. This information should be considered in addition to, and not as a substitute for, information prepared in accordance with GAAP.

[1]	The company’s results in the third quarter of 2016 included a net charge of $171 million related to business optimization initiatives. This included a net charge of $130 million related to restructuring activities, $25 million of costs to implement business optimization programs which included external consulting and employee salary and related costs, $11 million of accelerated depreciation associated with facilities to be closed, and $5 million of Gambro integration costs. The $130 million of net restructuring charges included net $101 million of employee termination costs, a $27 million intangible asset impairment charge related to acquired in-process R&D, and net $2 million of other exit costs.

The company’s results in the first nine months of 2016 included a net charge of $325 million related to business optimization initiatives. This included a net charge of $237 million related to restructuring activities, $44 million of costs to implement business optimization programs which included external consulting and employee salary and related costs, $25 million of accelerated depreciation associated with facilities to be closed, and $19 million of Gambro integration costs. The $237 million of net restructuring charges included net $144 million of employee termination costs, $54 million of costs related to the discontinuance of the VIVIA home hemodialysis development program, a $27 million of intangible asset impairment charge related to acquired in-process R&D, and net $12 million of other exit costs.

The company’s results in the third quarter 2015 included a net charge of $104 million related to business optimization initiatives. This included a net charge of $92 million related to restructuring activities and Gambro integration charges of $12 million. The $92 million of net restructuring charges included net $61 million of employee termination costs, a $13 million intangible asset impairment, and $18 million of asset and other exit costs.

The company’s results in the first nine months of 2015 included a net charge of $152 million primarily related to business optimization charges. This included a net charge of $102 million related to restructuring activities and Gambro integration charges of $50 million. The $102 million of net restructuring charges included net $71 million of employee termination costs, a $13 million intangible asset impairment, and $18 million of asset and other exit costs.

[2]	The company’s results in the first nine months of 2016 included a benefit of $12 million related to an adjustment to the SIGMA SPECTRUM infusion pump reserves.

The company’s results in the third quarter and first nine months of 2015 included a net benefit of $18 million primarily related to adjustments to the COLLEAGUE and SIGMA SPECTRUM infusion pump reserves.

[3]	The company’s results in the first nine months of 2016 included an impairment charge of $51 million, of which $41 million related to a developed technology asset, relating to the company’s Hospital Products segment synthetic bone repair products business which was acquired from ApaTech Limited in 2010.

[4]	The company’s results in the third quarter and first nine months of 2016 included costs incurred related to the Baxalta separation totaling $10 million and $46 million, respectively. Baxalta separation-related costs include accelerated depreciation of $4 million and $10 million for the third quarter and first nine months of 2016 related to IT assets under the TSA with Baxalta.

The company’s results in the third quarter and first nine months of 2015 included costs incurred related to the Baxalta separation totaling $61 million and $89 million, respectively.

[5]	The company’s results in the first nine months of 2016 included net realized gains of $4.4 billion related to the debt-for-equity exchanges of the company’s retained shares in Baxalta for certain company indebtedness, the exchange of retained shares in Baxalta for Baxter shares and the contribution of retained shares in Baxalta to Baxter’s U.S. pension fund. Refer to Note 8 within Item 1 for additional details.

[6]	The company’s results in the third quarter of 2016 included a net debt extinguishment loss of $48 million primarily related to certain debt redemptions. The company’s results in the first nine months of 2016 included a net debt extinguishment loss totaling $149 million related to the March 2016 debt-for-equity exchange for certain company indebtedness and certain debt redemptions. See Note 8 within Item 1 for additional details.

The company’s results in the third quarter and first nine months of 2015 included a loss of $130 million primarily related to the July 2015 debt tender offers.

[7]	In addition to the tax impact of special items, the company recognized a tax benefit of $10 million related to the partial settlement of an on-going income tax matter related the company’s Turkish operations.

NET SALES

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
(in millions)	2016	2015	At actual currency rates	At constant currency rates	2016	2015	At actual currency rates	At constant currency rates
Renal	$ 977	$ 943	4%	6%	$2,840	$2,805	1%	5%
Hospital Products	1,581	1,544	2%	3%	4,678	4,560	3%	5%
Total net sales	$2,558	$2,487	3%	4%	$7,518	$7,365	2%	5%

	Three months ended				Nine months ended
	September 30,		Percent change		September 30,		Percent change
(in millions)	2016	2015	At actual currency rates	At constant currency rates	2016	2015	At actual currency rates	At constant currency rates
International	$1,491	$1,482	1%	3%	$4,376	$4,427	(1)%	3%
United States	1,067	1,005	6%	6%	3,142	2,938	7%	7%
Total net sales	$2,558	$2,487	3%	4%	$7,518	$7,365	2%	5%

Foreign currency unfavorably impacted net sales by one percentage point and three percentage points during the third quarter and first nine months of 2016, respectively. During the first nine months of 2016, foreign currency was principally impacted by the strengthening of the U.S dollar relative to the Mexican Peso, Colombian Peso, British Pound, Australian Dollar, as well as certain other currencies.

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

Franchise Net Sales Reporting

The Renal segment includes sales of the company’s peritoneal dialysis (PD), hemodialysis (HD) and continuous renal replacement therapies.

The Hospital Products segment includes four commercial franchises: Fluid Systems, Integrated Pharmacy Solutions, Surgical Care and Other.

•	Fluid Systems includes sales of the company’s intravenous (IV) therapies, infusion pumps and administration sets.

•	Integrated Pharmacy Solutions includes sales of the company’s premixed and oncology drug platforms, nutrition products and pharmacy compounding services.

•	Surgical Care includes sales of the company’s inhaled anesthesia products as well as biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.

•	Other includes sales primarily from the company’s pharmaceutical partnering business.

The following is a summary of net sales by commercial franchise.

	Three months ended				Nine months ended
	September 30,		Percent change		September 30,		Percent change
(in millions)	2016	2015	At actual currency rates	At constant currency rates	2016	2015	At actual currency rates	At constant currency rates
Total Renal net sales	$977	$943	4%	6%	$2,840	$2,805	1%	5%

Fluid Systems	$576	$526	10%	11%	$1,686	$1,537	10%	12%
Integrated Pharmacy Solutions	563	590	(5%)	(4%)	1,682	1,702	(1%)	1%
Surgical Care	320	322	(1%)	0%	972	977	(1%)	1%
Other	122	106	15%	15%	338	344	(2%)	(1%)
Total Hospital Products net sales	$1,581	$1,544	2%	3%	$4,678	$4,560	3%	5%

Net sales in the Renal segment increased 4% and 1% during the third quarter and first nine months of 2016, respectively. These amounts include an unfavorable foreign currency impact of two percentage points and four percentage points in the third quarter and first nine months of 2016, respectively. Excluding the impact of foreign currency, sales increased 6% and 5% during the third quarter and first nine months of 2016, respectively. This growth was driven by continued global growth of patients, new product launches, and improved pricing in the United States in our PD business. PD growth contributed approximately four and two percentage points to the growth rate during the third quarter and first nine months of 2016, respectively. In addition, global growth of the company’s continuous renal replacement therapy to treat acute kidney injury contributed one and two percentage points to the growth rate during the third quarter and first nine months of 2016, respectively.

Net sales in the Hospital Products segment increased 2% and 3% during the third quarter and first nine months of 2016, respectively. These amounts include an unfavorable foreign currency impact of one percentage point and two percentage points in the third quarter and first nine months of 2016, respectively. Excluding the impact of foreign currency, sales increased 3% and 5% during the third quarter and first nine months of 2016, respectively. The principal drivers impacting net sales were the following:

•	In the Fluid Systems franchise, sales increased 11% in the third quarter and 12% in the first nine months of 2016 on a constant currency basis driven by favorable pricing and demand for IV solutions and increased sales of the SIGMA SPECTRUM pump and the related sets in the United States.

•	In the Integrated Pharmacy Solutions franchise, sales declined 4% in the third quarter and increased 1% in the first nine months of 2016 on a constant currency basis. These changes were driven by global demand for the company’s nutritional therapies, contributing approximately two percentage points during the third quarter and first nine months of 2016 and demand for the company’s international hospital pharmacy compounding services which contributed one and two percentage points during the third quarter and first nine months of 2016, respectively. These increases were offset by lower U.S. sales of the company’s pharmacy injectable products, as there were government PROTOPAM orders in the first and third quarters of 2015 that did not reoccur in 2016, contributing approximately one percentage point of decline. In addition, U.S. cyclophosphamide sales were approximately $163 million and $208 million in the first nine months of 2016 and 2015, respectively, which contributed approximately one percentage point of decline for the first nine months of 2016. The company expects additional competitors will enter the market.

•	In the Surgical Care franchise, sales remained flat at 0% and increased 1% in the third quarter and first nine months of 2016, respectively, on a constant currency basis driven by increased global Biosurgery products which contributed approximately two and one percentage point during the third quarter and first nine months of 2016, respectively. Demand for international anesthesia products contributed to the approximately two percentage point decline and one percentage point increase during the third quarter and first nine months of 2016, respectively, due to certain higher than anticipated government austerity measures in Europe and the timing of certain shipments internationally.

•	In the Other franchise, sales increased 15% and declined 1% in the third quarter and first nine months of 2016, respectively, on a constant currency basis driven by lower demand for products manufactured by Baxter on behalf of one of its pharmaceutical partners. This decline was offset by increased customer demand for products produced in our cytotoxic manufacturing facility in Germany. The company also recognized $6 million and $31 million in the third quarter and first nine months of 2016, respectively, as compared to $15 million and $24 million in the third quarter and first nine months of 2015, respectively, related to the company’s manufacturing and supply agreement with Baxalta.

Gross Margin and Expense Ratios

	Three months ended			Nine months ended
	September 30,			September 30,
(as a percentage of net sales)	2016	2015	Change	2016	2015	Change
Gross margin	41.9%	41.6%	0.3 pts	40.0%	41.7%	(1.7) pts
Marketing and administrative expenses	28.4%	31.9%	(3.5) pts	27.6%	32.1%	(4.5) pts

Gross Margin

The special items identified above had an unfavorable impact of approximately 3.0 and 3.7 percentage points on the gross margin ratio in the third quarter and first nine months of 2016, respectively. The unfavorable impact was 2.2 and 1.8 percentage points in the third quarter and first nine months of 2015, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the gross margin ratio increased 1.1% and 0.2% in the third quarter and first nine months of 2016, respectively. The gross margin ratio was impacted by a positive sales mix, improved pricing in select areas of the portfolio, favorable manufacturing variances in the quarter, and reduced sales of U.S. cyclophosphamide.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of approximately 4.5 and 2.4 percentage points on the marketing and administrative expense ratio in the third quarter and first nine months of 2016, respectively. The unfavorable impact was 5.0 and 2.8 percentage points in the third quarter and first nine months of 2015. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the marketing and administrative expenses in the third quarter and first nine months of 2016 declined by approximately $13 million and $43 million, respectively, as a result of reduced pension expense, as well as benefits from the company’s actions taken to rebase its cost structure and continued focus on expense management. In addition, in the third quarter and first nine months of 2016 the company recognized $26 million and $79 million, respectively, as a reduction to expense under the transition services agreement with Baxalta as compared to $29 million and $45 million in the third quarter and first nine months of 2015, respectively.

Research and Development

	Three months ended			Nine months ended
	September 30,		Percent change	September 30,		Percent change
(in millions)	2016	2015		2016	2015
Research and development expenses	$159	$148	7%	$490	$442	11%
As a percentage of net sales	6.2%	6.0%		6.5%	6.0%

Research and development expenses increased by 7% and 11% during the third quarter and first nine months of 2016, respectively, as a result of the special items identified above. Excluding the impact of the special items, research and development expenses decreased 8% and 4% and during the third quarter and first nine months of 2016, respectively, primarily due to the optimization of the R&D infrastructure, the exit of certain R&D programs, and the impact of foreign currency.

Business Optimization Items

The company has implemented certain restructuring initiatives in an effort to optimize the company’s overall cost structure on a global basis, as it streamlines its operations, rationalizes its manufacturing facilities, enhances its general and administrative infrastructure, and re-aligns certain R&D activities.

Through the nine months ended September 30, 2016, the company recorded gross restructuring charges of $251 million primarily relating to a global workforce reduction initiative, the impairment of an acquired IPR&D intangible asset, and the discontinuation of the VIVIA home hemodialysis development program. Of the $251 million total restructuring charges, the company recorded gross employee termination costs of $106 million in the third quarter of 2016 which relates to global workforce reductions. These actions are expected to provide future annual savings of $0.12 per diluted share when the program is fully implemented by the end of 2017. Refer to Note 7 within Item 1 for additional information regarding the company’s business optimization initiatives.

Net Interest Expense

Net interest expense was $14 million and $53 million in the third quarter and first nine months of 2016, respectively, and $34 million and $94 million in the third quarter and first nine months of 2015, respectively. The decrease in the first nine months of 2016 was driven by lower outstanding debt as a result of the first quarter 2016 debt-for-equity exchanges, reduced coupon rates resulting from the Q3 2016 debt issuance, partially offset by lower capitalized interest compared to the same period last year. See Note 8 within Item 1 for additional details about the debt extinguishments.

Other Expense (Income), Net

Other expense (income), net was $44 million of expense and $4.3 billion of income in the third quarter and first nine months of 2016, respectively, and $91 million expense and $46 million income in the third quarter and first nine months of 2015, respectively.

The third quarter and first nine months of 2016 included net realized gains of $0 and $4.4 billion, respectively, on the Retained Shares transactions, dividend income of $0 and $16 million, respectively, from the Retained Shares, and $0 million and $12 million, respectively, of income related to foreign currency fluctuations principally relating to intercompany receivables, payables and monetary assets denominated in a foreign currency. These income items were partially offset by net debt extinguishment losses of $52 million and $153 million in the third quarter and first nine months of 2016, respectively. See Note 8 within Item 1 for additional details regarding the debt extinguishment losses and the Retained Shares transactions.

The third quarter and first nine months of 2015 included a $130 million loss on extinguishment of debt. This loss was more than offset in the first nine months by $52 million of income related to a litigation settlement in which Baxter was the beneficiary, $38 million of income related to the sales of available-for-sale securities, and $92 million of income related to foreign currency fluctuations, principally relating to intercompany receivables, payables and monetary assets denominated in a foreign currency.

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

Renal

Segment EBITDA was $214 million and $494 million in the third quarter and first nine months of 2016, respectively, and $182 million and $422 million in the third quarter and first nine months of 2015, respectively. The increase in 2016 was primarily driven by increased sales and lower marketing and administrative expenses as cost savings were realized form the company’s business optimization programs and continued focus on expense management. This was partially offset by unfavorable foreign currency, incremental manufacturing and quality costs, and higher allocated research and development costs.

Hospital Products

Segment EBITDA was $588 million and $1.673 billion in the third quarter and first nine months of 2016, respectively, and $515 million and $1.462 billion in the third quarter and first nine months of 2015, respectively. This increase was driven by increased sales and lower marketing and administrative expenses as cost savings were realized from the company’s business optimization programs and continued focus on expense management. This growth was partially offset by unfavorable foreign currency fluctuations.

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

Income Taxes

The company’s effective income tax rate for continuing operations was 0.8% and 106.1% in the third quarter and (1.1%) and 5.8% for the first nine months of 2016 and 2015, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations during the three months ended September 30, 2016 decreased due to restructuring and other charges incurred in higher tax rate jurisdictions as well as the favorable impact of discrete items including the partial settlement of an on-going income tax matter related to the company’s Turkish operations and the settlement of a transfer pricing audit related to the company’s Italian operations. Partially offsetting the foregoing items were tax charges related to the settlement of state income tax audit matters. The effective income tax rate for continuing operations in the third quarter of 2015 was primarily the result of charges associated with the company’s spin-off of Baxalta, such as debt tender premium costs associated with debt refinancing, which received tax benefits at rates significantly higher than the rate of tax without such charges. The resulting tax benefits were greater than the resulting net loss for the period.

In addition to the foregoing factors, the income tax rate for the nine months ended September 30, 2016 benefited by several factors including tax-free net realized gains during the first and second quarter associated with the exchanges of Baxalta retained shares for the company’s debt and the company’s shares as well as tax-free net realized gains associated with the contribution of Baxalta retained shares to the company’s pension plan. Additionally, the income tax rate for this period was favorably impacted by tax benefits from partially settling an IRS (2008-2013) income tax audit and settling a German (2008-2011) income tax audit.

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

Income from Continuing Operations and Earnings per Diluted Share

Income from continuing operations was $127 million and $2 million for the three months ended September 30, 2016 and 2015, respectively, and $4.7 billion and $210 million for the nine months ended September 30, 2016 and 2015, respectively. Income from continuing operations per diluted share was $0.23 and $0.00 for the three months ended September 30, 2016 and 2015, respectively, and $8.56 and $0.38 for the nine months ended September 30, 2016 and 2015, respectively. The significant factors and events contributing to these changes are discussed above.

Income (Loss) from Discontinued Operations

The following table is a summary of the operating results of Baxalta, which have been reflected as discontinued operations for the quarters ended September 30, 2016 and 2015.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net sales	$24	$63	$144	$2,853
Income (loss) from discontinued operations before income taxes	4	(1)	(11)	748
Gain on disposal of discontinued operations	—	—	17	—
Income tax expense	1	—	10	195
Income (loss) from discontinued operations, net of tax	$ 3	$ (1)	$ (4)	$ 553

Refer to Note 2 within Item 1 for additional information regarding the separation of Baxalta.

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of the statement of cash flows for the nine months ended September 30, 2016 and 2015.

	Nine months ended
	September 30,
(in millions)	2016	2015
Cash flows from operations – continuing operations	$ 938	$ 757
Cash flows from investing activities – continuing operations	(549)	(629)
Cash flows from financing activities	$ (44)	$ (253)

Cash Flows from Operations — Continuing Operations

Operating cash flows from continuing operations increased during the first nine months of 2016 as compared to the prior year period. The increase was driven by the factors discussed below.

Accounts Receivable

Cash flows relating to accounts receivable were an inflow of $22 million during the first nine months of 2016 compared to an inflow of $5 million in the prior year period and days sales outstanding decreased to 55.0 days at September 30, 2016 from 60.3 at September 30, 2015. This decrease was primarily driven by timing of collections in certain international markets.

Inventories

Cash outflows relating to inventories declined in the first nine months of 2016 as compared to the prior year period. The following is a summary of inventories as of September 30, 2016 and December 31, 2015, as well as annualized inventory turns for the first nine months of 2016 and 2015, by segment.

	Inventories		Annualized inventory turns for the nine months ended September 30,
	September 30,	December 31,
(in millions, except inventory turn data)	2016	2015	2016	2015
Renal	$ 614	$ 605	3.58	3.61
Hospital Products	954	955	3.61	3.14
Other	—	44	n/a	n/a
Total company	$1,568	$1,604	3.60	3.32

Segment inventory levels remained consistent during the first nine months of 2016. The increase in inventory turns of 0.28 from September 30, 2015 to September 30, 2016 related to business optimization charges and intangible asset impairments.

Other

The changes in accounts payable and accrued liabilities was a $326 million outflow in the first nine months of 2016 compared to a $14 million inflow in the first nine months of 2015. The change was primarily driven by an increase in tax payments primarily due to a tax settlement as well as the timing of payments to suppliers. See Note 12 within Item 1 for additional details regarding the tax settlement.

Payments related to the execution of the SIGMA SPECTRUM infusion pump recall as well as the company’s business optimization initiatives increased from $61 million in the first nine months of 2015 to $119 million in the first nine months of 2016. Refer to Note 7 within Item 1 for further information regarding the SIGMA SPECTRUM infusion pump recalls as well as the business optimization initiatives.

Changes in other balance sheet items were inflows of $121 million and outflows of $216 million in the first nine months of 2016 and 2015, respectively, primarily driven by changes in prepaid expenses. During the first nine months of 2016, the company received a U.S. federal income tax refund of $218 million as a result of carrying back to prior tax years the company’s 2015 U.S. tax loss which arose, in significant part, from the funding of the company’s defined benefit pension plan with a portion of the Baxalta retained stake.

Cash Flows from Investing Activities — Continuing Operations

Capital Expenditures

Capital expenditures were $519 million and $658 million in the first nine months of 2016 and 2015, respectively. The company’s capital expenditures in 2016 consisted of targeted investments in projects to support production of PD and IV solutions as well as expansion activities for dialyzers. The decline in capital expenditures is due to a reduction in spending related to ongoing projects and the completion of certain expansion activities.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $47 million in the first nine months of 2016 were driven primarily by the acquisition of the rights to vancomycin from Celerity. Cash outflows relating to acquisitions and investments of $27 million in the first nine months of 2015 were driven primarily by the acquisition of the rights to cefazolin injection in GALAXY Container (2 g/100 mL).

Divestitures and Other Investing Activities

Cash inflows from divestitures and other investing activities in the first nine months of 2016 and 2015 were $17 million and $56 million, respectively. The decrease was primarily due to the sales of certain investments in the first nine months of 2015.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Net cash outflows related to debt and other financing obligations totaled $58 million for the first nine months of 2016 primarily related to a $190 million repayment of the company’s 0.95% senior unsecured notes that matured in June 2016, a $130 million repayment of the company’s 5.9% senior unsecured notes that matured in September 2016, and the redemption of approximately $1 billion in aggregate principal amount of senior notes in September 2016, as well as other short-term obligations. The company also had $300 million of net repayments related to its commercial paper program. This was partially offset by issuances of debt totaling $1.6 billion of senior notes in August 2016. See Note 8 within Item 1 for additional details regarding the debt transactions in the first nine months of 2016.

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

Other Financing Activities

Cash dividend payments totaled $197 million and $847 million in the first nine months of 2016 and 2015, respectively. The decrease in cash dividend payments was primarily due to a decrease in the quarterly dividend rate of approximately 75% to $0.13 per share, as announced in July 2016.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans increased from $174 million in the first nine months of 2015 to $286 million in the first nine months of 2016, primarily due to increased option exercises in the first nine months of 2016.

In the first nine months of 2016, the company executed an equity-for-equity exchange of Retained Shares for 11.5 million outstanding Baxter shares. As authorized by the Board of Directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. In the third quarter of 2016, the company repurchased approximately 0.9 million shares pursuant to this authority and had $0.4 billion remaining available under this authorization as of September 30, 2016. The company did not repurchase stock in the first nine months of 2015.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

As of September 30, 2016, the company’s U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $1.5 billion and approximately $200 million Euro, respectively. As of September 30, 2016, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.6 billion of cash and equivalents as of September 30, 2016, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, which have experienced a deterioration in credit and economic conditions. As of September 30, 2016, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $181 million.

While these economic conditions have not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

The company’s credit ratings at September 30, 2016 were as follows:

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	BBB+	Baa2
Short-term debt	A2	F2	P2
Outlook	Stable	Stable	Stable

CONTRACTUAL OBLIGATIONS

The table below summarizes Baxter’s contractual obligations as of September 30, 2016 related to long-term debt and interest expense in the following periods to give effect to the company’s debt redemptions and debt offerings.

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Long-term debt and capital lease obligations, including current maturities	$2,840	$ 6	$ 6	$736	$2,092
Interest on short- and long-term debt and capital lease obligations [1]	1,530	85	170	167	1,108
Contractual obligations	$4,370	$91	$176	$903	$3,200

[1]	Interest payments on debt and capital lease obligations are calculated for future periods using interest rates in effect at September 30, 2016. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at September 30, 2016. Refer to Note 8 within Item 1 for additional information regarding the company’s debt instruments and related interest rate agreements outstanding at September 2016.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2015 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2015 Annual Report. There have been no significant changes in the company’s application of its critical accounting policies during the first nine months of 2016.

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of September 30, 2016 is 15 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

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

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at September 30, 2016, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $7 million would decrease by $27 million, resulting in a net liability.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at September 30, 2016 by replacing the actual exchange rates at September 30, 2016 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2015 Annual Report. There were no significant changes during the quarter ended September 30, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2016. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 and 2015 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2016, and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 2016 and 2015, the condensed consolidated statements of comprehensive income for the three month and nine month periods ended September 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the company’s management.

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

November 7, 2016

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

BAXTER INTERNATIONAL INC.
(Registrant)

Date: November 7, 2016	By:	/s/ James K. Saccaro
James K. Saccaro
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)