Form 10-K
period 2016-12-31
BAXTER INTERNATIONAL INC
filed 2017-02-23
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $45.22 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $24 billion. There is no non-voting common equity held by non-affiliates of the registrant. The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2017 was 540,082,230.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive 2017 proxy statement for use in connection with its Annual Meeting of Stockholders to be held on May 2, 2017 are incorporated by reference into Part III of this report.

PART I

Item 1.	Business.

Company Overview

Baxter International Inc., through its subsidiaries, provides a broad portfolio of essential renal and hospital products, including acute and chronic dialysis; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; premixed and oncolytic injectables; biosurgery products and anesthetics; drug reconstitution systems; and pharmacy automation, software and services. The company’s global footprint and critical nature of its products and services play a key role in expanding access to healthcare in emerging and developed countries. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and by patients at home under physician supervision. As of December 31, 2016, Baxter manufactured products in over 20 countries and sells them in over 100 countries.

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

Separation of Baxalta

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of  Baxalta to Baxter shareholders (the Distribution). The Distribution was made to Baxter’s shareholders of record as of the close of business on June 17, 2015 (the Record Date), who received one share of Baxalta common stock for each Baxter common share held as of the Record Date. As a result of the distribution, Baxalta became an independent public company trading under the symbol “BXLT” on the New York Stock Exchange.

In 2016, Baxter disposed of its remaining 19.5% interest in Baxalta through a series of transactions including debt-for-equity exchanges, an equity-for-equity exchange and a contribution to its U.S. pension plan. As a result of these transactions, the company extinguished approximately $3.65 billion in company indebtedness, repurchased 11,526,638 Baxter shares and contributed 17,145,570 Baxalta shares to its U.S. pension plan. On June 3, 2016, Baxalta became a wholly-owned subsidiary of Shire plc (Shire).

The local separation of Baxalta’s business in certain countries outside the United States did not occur prior to the distribution date due to regulatory requirements, the need to obtain consents from local governmental authorities and other business reasons. Separation of the remaining three countries is expected to occur by 2018.

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

Business Segments and Products

The company operates in two segments: Hospital Products and Renal.

The Hospital Products business manufactures sterile intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, IV nutrition products, parenteral nutrition therapies, infusion pumps, inhalation anesthetics, and biosurgery products. The business also provides products and services related to pharmacy compounding, and drug formulation; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; premixed and oncolytic injectables; biosurgery products and anesthetics; drug reconstitution systems; and pharmacy automation, software and services.

The Renal business offers a comprehensive portfolio to meet the needs of patients with end-stage renal disease, or irreversible kidney disease and acute kidney injuries, including technologies and therapies for peritoneal dialysis (PD), hemodialysis (HD), continuous renal replacement therapy (CRRT) and additional dialysis services.

For financial information about Baxter’s segments and sales franchises, see Note 17 in Item 8 of this Annual Report on Form 10-K.

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

International sales are made and products are distributed on a direct basis or through independent distributors or sales agents in more than 100 countries as of December 31, 2016.

International Operations

The majority of the company’s revenues are generated outside of the United States and geographic expansion remains a component of the company’s strategy. Baxter’s international presence includes operations in Europe (including Eastern and Central Europe), the Middle East, Africa, Asia-Pacific, Latin America and Canada. The company is subject to certain risks inherent in conducting business outside the United States. For more information on these risks, see the information under the captions “Risks Related to Baxter’s Business —We are subject to risks associated with doing business globally” and “— Changes in foreign currency exchange rates and interest rates could have a material adverse effect on our operating results and liquidity” in Item 1A of this Annual Report on Form 10-K.

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

Competition and Healthcare Cost Containment

Baxter’s Hospital Products and Renal businesses benefit from a number of competitive advantages, including the breadth and depth of their product offerings, as well as strong relationships with customers, including hospitals and clinics, group purchasing organizations, physicians, and patients, many who self-administer the home-based therapies supplied by Baxter. Baxter as a whole benefits from efficiencies and cost advantages resulting from shared manufacturing facilities and the technological advantages of its products.

Although no single company competes with Baxter in all of its businesses, Baxter faces substantial competition in each of its segments from international and domestic healthcare and pharmaceutical companies and providers of all sizes, and these competitors often differ across our businesses. In addition, global and regional competitors continue to expand their manufacturing capacity and sales and marketing channels. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation. There has been increasing consolidation in the company’s customer base and by its competitors, which continues to result in pricing and market pressures.

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

Research and Development

Baxter’s investment in research and development (R&D), consistent with the company’s portfolio optimization and capital allocation strategies, helps fuel its future growth and its ability to remain competitive in each of its business segments. Accordingly, Baxter continues to focus its investment on select R&D programs to enhance future growth through clinical differentiation. Expenditures for Baxter’s R&D activities were $647 million in 2016, $603 million in 2015 and $610 million in 2014. These expenditures include costs associated with R&D activities performed at the company’s R&D centers located around the world, which include facilities in Belgium, Sweden, Italy, Germany, China, Japan and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxter locations.

For more information on the company’s R&D activities, refer to the discussion under the caption entitled “Strategic Objectives” in Item 7 of this Annual Report on Form 10-K.

Quality Management

Baxter’s continued success depends upon the quality of its products. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, facilitating continuous improvement of the company’s processes, products and services, and assuring the safety and efficacy of the company’s products. Baxter’s quality system enables the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of the company’s products to ensure they conform to customer requirements. In order to continually improve the effectiveness and efficiency of the quality system, various measurements, monitoring and analysis methods such as management reviews and internal, external and vendor audits are employed at local and central levels.

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

Employees

As of December 31, 2016, Baxter employed approximately 48,000 people.

Available Information

Baxter makes available free of charge on its website at www.baxter.com its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission. In addition, Baxter’s Corporate Governance Guidelines, Code of Conduct, and the charters for the committees of Baxter’s Board of Directors are available on Baxter’s website at www.baxter.com under “About Baxter—About us — Governance.” All the foregoing materials will be made available to stockholders in print upon request by writing to: Corporate Secretary, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015. Information contained on Baxter’s website shall not be deemed incorporated into, or to be a part of, this Annual Report on Form 10-K.

Item 1A.Risk Factors.

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

We have begun implementing plans to enhance profitability and returns for our stockholders. These plans include the achievement of certain financial goals (including improved operating margin) in 2017 and beyond. While we are continuing to refine these goals, our plan contemplates significant margin expansion over our long-range plan, which runs through 2020. We have identified certain key strategies to help achieve these targets. These strategies include optimizing our core product portfolio globally, driving operational excellence through the rebasing of our cost structure and various restructuring activities and maximizing the value derived from the allocation of our capital.

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

Additionally, quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving the company’s products and services and assuring the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. While we have a quality system that covers the lifecycle of our products, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in adverse inspection reports, warning letters, product recalls (either voluntary or required by the FDA or similar governmental authorities in other countries) or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. Additionally, Baxter has made and continues to make significant investments in assets, including inventory and property, plant and equipment, which relate to potential new products or modifications to existing products. Product quality or safety issues may restrict the company from being able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.

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

The sales, marketing and pricing of products and relationships that pharmaceutical and medical device companies have with healthcare providers are under increased scrutiny by federal, state and foreign government agencies. Compliance with the Anti-Kickback Statute, False Claims Act, Food, Drug and Cosmetic Act (including as these laws relate to off-label promotion of products) and other healthcare related laws, as well as competition, data and patient privacy and export and import laws, is under increased focus by the agencies charged with overseeing such activities, including FDA, OIG, DOJ and the Federal Trade Commission. The DOJ and the Securities and Exchange Commission have also increased their focus on the enforcement of the U.S. Foreign Corrupt Practices Act

(FCPA), particularly as it relates to the conduct of pharmaceutical and medical product companies. The FCPA and similar anti-bribery laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Healthcare professionals in many countries are employed by the government and consequently may be considered government officials. Foreign governments have also increased their scrutiny of pharmaceutical and medical product companies’ sales and marketing activities and relationships with healthcare providers and competitive practices generally. The laws and standards governing the promotion, sale and reimbursement of our products and those governing our relationships with healthcare providers and governments, including the Sunshine Act enacted under the Patient Protection and Affordable Care Act, can be complicated, are subject to frequent change and may be violated unknowingly.

Additionally, the U.S. Department of the Treasury’s Office of Foreign Control and the Bureau of Industry and Security at the U.S. Department of Commerce administer laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, in conducting activities, transacting business or making investments in certain countries, governments, entities and individuals subject to U.S. economic sanctions. From time to time, certain of our subsidiaries have limited business dealings in countries subject to these sanctions, including Iran, Sudan, Syria, Cuba, and Russia. These dealings represent an insignificant amount of our consolidated revenues and income but expose us to an increased risk of violating applicable sanctions regulations, which are complex and subject to frequent change. Additional restrictions may be enacted, enforced or interpreted in a way that may adversely affect our operations.

We have compliance programs in place, including policies, training and various forms of monitoring, designed to address the risks discussed above. Nonetheless, these programs and policies may not always protect us from conduct by individual employees that violate these laws. Violations or allegations of violations of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, financial condition and results of operations. For more information related to the company’s ongoing government investigations, please refer to Note 16 in Item 8 of this Annual Report on Form 10-K.

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

Sales of our products depend, in part, on the extent to which the costs of our products are paid by both public and private payers. These payers include Medicare, Medicaid, and private health care insurers in the United States and foreign governments and third-party payers outside the United States. Public and private payers are increasingly challenging the prices charged for medical products and services. We may continue to experience continued downward pricing pressures from any or all of these payers which could result in an adverse effect on our business, financial condition and operational results.

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

For example, in the United States the Patient Protection and Affordable Care Act (PPACA), which was signed into law in March 2010, includes several provisions which impact our businesses in the United States, including increased Medicaid rebates and an expansion of the 340B Drug Pricing Program which provides certain qualified entities, such as hospitals serving disadvantaged populations, with discounts on the purchase of drugs for outpatient use and an excise tax on the sale of certain drugs. The PPACA reduces Medicare and Medicaid payments to hospitals and other providers, which may cause us to experience downward pricing pressure. Members of Congress and the Executive Branch have made statements suggesting plans to seek repeal of all or portions of the PPACA. Because of the continued uncertainty about the implementation of the PPACA, including the potential for legal challenges or repeal of that legislation, we cannot quantify or predict the likely impact of any change in or replacement of the PPACA on our business and the demand for our products.

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

Although no single company competes with us in all of our businesses, we face substantial competition in both of our segments from international and domestic healthcare and pharmaceutical companies and providers of all sizes, and these competitors often differ across our businesses. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation.

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

Some of our products are manufactured at a single manufacturing facility or stored at a single storage site. Loss or damage to a manufacturing facility or storage site due to a natural disaster or otherwise could adversely affect our ability to manufacture sufficient quantities of key products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences. Because of the time required to approve and license a manufacturing facility a third party manufacturer may not be available on a timely basis to replace production capacity in the event we lose manufacturing capacity or products are otherwise unavailable due to natural disaster, regulatory action or otherwise.

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

The 2016 referendum by British voters to exit the European Union (EU) (commonly known as Brexit) has created uncertainties affecting business operations in the EU. The UK government is expected to initiate a process to withdraw from the EU in the coming months. A withdrawal could result in the deterioration of economic conditions, volatility in currency exchange rates (as evidenced by the deterioration in the value of the British pound as compared to the U.S. dollar following the Brexit vote), and increased regulatory complexities.  These outcomes could have an adverse effect on our business, financial condition or results of operations.

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

Tax policy reform continues to be a topic of discussion in the United States. Members of the newly installed U.S. Congress, including the Speaker of the House Paul Ryan, have identified comprehensive tax reform as a priority for 2017. A significant change to the tax system in the United States, including changes to the taxation of international income or imported product, could have an adverse effect upon our results of operations. Because we operate in multiple income tax jurisdictions both inside and outside the United States, cross border transactions among our affiliates are a significant part of the manner in which we operate. Although we believe that we transact intercompany business in accordance with arms-length principles, taxing authorities may audit us from time to time, disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we may not accurately predict the outcome of these audits, and as a result the actual outcome of these audits may have an adverse impact on our financial results. For more information on ongoing audits, see Note 15 in Item 8 of this Annual Report on Form 10-K.

We are increasingly dependent on information technology systems and subject to privacy and security laws, and our systems and infrastructure face certain risks, including from cyber security breaches and data leakage.

We increasingly rely upon technology systems and infrastructure. Our technology systems are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events. Likewise, data privacy breaches by employees and others with both permitted and unauthorized access to our systems and products may pose a risk that sensitive data (including protected health information (PHI)) may be exposed to unauthorized persons or to the public, or may be permanently lost. The increasing use and evolution of technology, including cloud-based computing, creates additional opportunities for the unintentional dissemination of information, intentional destruction of confidential information stored in our systems, products or in non-encrypted portable media or storage devices. We could also experience a business interruption, information theft of confidential information, or reputational damage from industrial espionage attacks, malware or other cyber incidents, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers or other business partners. As our products continue to evolve, third-parties may attempt to access or obtain proprietary information from our products or systems. Additionally, we must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and PHI, including The Health Insurance Portability and Accountability Act of 1996 and its implementing privacy and security regulations. While we have invested heavily in the protection of data and information technology and in related training, there can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents or ensure compliance with all applicable security and privacy laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including PHI, on our behalf. Any such breakdown, breach, incident or failure to comply could have a material adverse effect upon our reputation, business, operations or financial condition. In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities.

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

The company’s ability to generate cash flows from operations could be affected if there is a material decline in the demand for the company’s products, in the solvency of its customers or suppliers, or deterioration in the company’s key financial ratios or credit ratings. Current or worsening economic conditions may adversely affect the ability of our customers (including governments) to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, declining cash flows, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products. We continue to do business with foreign governments in certain countries, including Greece, Spain, Portugal, and Italy, which have experienced deterioration in credit and economic conditions. As of December 31, 2016, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $137 million. While global economic conditions have not significantly impacted the company’s ability to collect receivables, liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. These conditions may also impact the stability of the Euro or Yuan. For more information on accounts receivable and credit matters with respect to certain of these countries, refer to the discussion under the caption entitled “Credit Facilities, Access to Capital and Credit Ratings” in Item 7 of this Annual Report on Form 10-K.

We may incur operational difficulties or be exposed to claims and liabilities as a result of the separation and distribution.

On July 1, 2015, we distributed approximately 80.5% of the outstanding shares of Baxalta common stock to Baxter stockholders in connection with the separation of our biopharmaceuticals business. We disposed of our remaining 19.5% stake in Baxalta (Retained Shares) in 2016, in connection with a series of transactions including debt-for-equity exchanges, an equity-for-equity exchange and a contribution to our U.S. pension plan (Retained Shares Transactions). Shire plc (Shire) acquired Baxalta in June 2016, after completion of the last Retained Shares Transaction. In connection with the July 2015 distribution, we entered into a separation and distribution agreement and various other agreements (including a transition services agreement, a tax matters agreement, a long term services agreement, a manufacturing and supply agreement, an employee matters agreement, a trademark license agreement, a Galaxy license agreement, an international commercial operations agreement, a shareholders’ and registration rights agreement and certain other commercial agreements) with Baxalta. These agreements govern the separation and distribution and the relationship between the companies going forward, including with respect to potential tax-related losses associated with the separation and distribution and the Retained Shares Transactions. They also provide for the performance of services by each company for the benefit of the other for a period of time (including under the manufacturing and supply agreement pursuant to which Shire now manufactures and sells certain products and materials to us).

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

The separation of Baxalta continues to involve a number of risks, including, among other things, the indemnification risks described above and the potential that management’s and our employees’ attention will be significantly diverted by the provision of transitional services. Certain of the agreements described above provide for the performance of services by each company for the benefit of the other for a period of time. Shire may elect to extend the term for which we provide services to Baxalta under these agreements. If Baxalta is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur losses. These arrangements could also lead to disputes over rights to certain shared property and rights and over the allocation of costs and revenues for products and operations. Our inability to effectively manage the separation activities and related events could adversely affect our business, financial condition or results of operations.

There could be significant liability if the separation and distribution or any Retained Shares Transaction is determined to be a taxable transaction. Baxalta has indemnified us for certain potential liabilities that may arise, and such indemnification obligation is guaranteed by Shire, but Baxalta and Shire may be unable to satisfy their indemnification obligations to us in the future.

The separation and distribution and the Retained Shares Transactions (collectively, the Baxter Transactions) qualify for tax-free treatment to Baxter and its stockholders under the Internal Revenue Code of 1986, as amended (the Code). Completion of the separation and distribution was conditioned upon, among other things, the receipt of a private letter ruling from the IRS regarding certain issues relating to the tax-free treatment of the Baxter Transactions. Although the IRS private letter ruling is generally binding on the IRS, the continuing validity of such ruling is subject to the accuracy of factual representations and assumptions made in the ruling. Completion of the distribution was also conditioned upon Baxter’s receipt of a tax opinion from KPMG LLP regarding certain aspects of the Baxalta spin-off not covered by the IRS private letter ruling. The opinion was based upon various factual representations and assumptions, as well as certain undertakings made by Baxter and Baxalta. If any of the factual representations or assumptions in the IRS private letter ruling or tax opinion is untrue or incomplete in any material respect, if any undertaking is not complied with, or if the facts upon which the IRS private letter ruling or tax opinion are based are materially different from the actual facts relating to the Baxter Transactions, the opinion or IRS private letter ruling may not be valid. Moreover, opinions of a tax advisor are not binding on the IRS. As a result, the conclusions expressed in the opinion of a tax advisor could be successfully challenged by the IRS.

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

In anticipation of the proposed Baxalta — Shire merger (the Merger), we entered into a letter agreement with Shire and Baxalta (the Letter Agreement). Under the Letter Agreement, Baxalta agreed to indemnify, and Shire agreed to guarantee such indemnity to, Baxter and each of its affiliates and each of their respective officers, directors and employees against certain tax-related losses attributable to or resulting from (in whole or in part) the merger as further described in the Letter Agreement. If the Baxter Transactions are determined to be taxable as a result (in whole or in part) of the merger (for example, if the merger is deemed to be part of a plan (or series of related transactions) that includes the Baxter Transactions), Baxter and its stockholders could incur significant tax liabilities. Although Baxalta and Shire may be required to indemnify Baxter under the tax matters agreement and the Letter Agreement for any such tax liabilities incurred by Baxter, there can be no assurance that the indemnity from Baxalta or the guarantee thereof by Shire will be sufficient to protect us against all or a part of the amount of such liabilities, or that either Baxalta or Shire will be able to fully satisfy their respective obligations.

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

Baxter owns or has long-term leases on all of its manufacturing facilities. The company’s principal manufacturing facilities by segment are listed below:

Business	Location	Owned/Leased
Hospital Products
	Shanghai, China	Owned
	Tianjin, China	Owned
	Cartago, Costa Rica	Owned
	Haina, Dominican Republic	Leased
	Halle, Germany	Owned
	Guayama, Puerto Rico	Owned
	Jayuya, Puerto Rico	Leased
	Aibonito, Puerto Rico	Leased
	Sabinanigo, Spain	Owned
	San Vittore, Switzerland	Owned
	Tunis, Tunisia	Owned
	Elstree, United Kingdom	Leased
	Thetford, United Kingdom	Owned
	Hayward, California	Leased
	Irvine, California	Owned
	Englewood, Colorado	Leased
	Round Lake, Illinois	Owned
	Bloomington, Indiana	Owned/Leased(1)
	Cleveland, Mississippi	Leased
	St. Paul, Minnesota	Leased
	Medina, New York	Leased
Renal
	Guangzhou, China	Owned
	Prerov, Czech Republic	Leased
	Meyzieu, France	Owned
	Hechingen, Germany	Leased
	Rostock, Germany	Leased
	Medolla, Italy	Owned
	Sondalo, Italy	Owned
	Miyazaki, Japan	Owned
	Tijuana, Mexico	Owned
	Lund, Sweden	Leased
	Amata, Thailand	Owned
	Liverpool, United Kingdom	Leased
	Opelika, Alabama	Owned
	Brooklyn Park, Minnesota	Leased
Shared (Hospital Products and Renal)
	Toongabbie, Australia	Owned
	Lessines, Belgium	Owned
	Sao Paulo, Brazil	Owned
	Alliston, Canada	Owned
	Suzhou, China	Owned
	Cali, Colombia	Owned
	Manesar, India	Owned
	Castlebar, Ireland	Owned
	Grosotta, Italy	Owned
	Marsa, Malta	Owned
	Cuernavaca, Mexico	Owned
	PESA, Mexico	Owned
	Canlubang, Philippines	Leased
	Lublin, Poland	Owned/Leased(1)
	Woodlands, Singapore	Owned/Leased(2)
	Mountain Home, Arkansas	Owned/Leased(1)
	North Cove, North Carolina	Owned

(1)	Includes both owned and leased facilities.
(2)	Baxter owns the facility located at Woodlands, Singapore and leases the property upon which it rests.

The company also owns or operates shared distribution facilities throughout the world. In the United States and Puerto Rico, there are six shared distribution facilities with the principal facilities located in Memphis, Tennessee; Catano, Puerto Rico; North Cove, North Carolina; and Round Lake, Illinois. Internationally, we have more than 100 shared distribution facilities located in Argentina, Australia, Benelux, Brazil, Brunei, Canada, Chile, China, Colombia, Costa Rica, the Czech Republic, Ecuador, France, Germany, Greece, Guatemala, Hong Kong, India, Ireland, Italy, Japan, Korea, Mexico, New Zealand, Panama, the Philippines, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, Thailand, Turkey, the United Arab Emirates, the United Kingdom and Venezuela.

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

Not Applicable.

Executive Officers of the Registrant

As of February 23, 2017, the following serve as Baxter’s executive officers:

José E. Almeida, age 54, is Chairman and Chief Executive Officer, having served in that capacity since January 2016. Between October 2015 and January 2016, Mr. Almeida served as an executive officer of the company. Previously, he served as an operating executive to the Carlye Group L.P. from May 2015 until October 2015. Previously, he served as the Chairman, President and Chief Executive Officer of Covidien plc (Covidien) from March 2012 to January 2015, prior to Medtronic plc’s acquisition of Covidien, and President and Chief Executive Officer of Covidien from July 2011 to March 2012. Mr. Almeida served in other executive roles with Covidien (formerly Tyco Healthcare) between April 2004 and June 2011.

Giuseppe Accogli, age 46, is Corporate Vice President and President, Renal. Mr. Accogli joined the company in 2007 as renal business unit director in Italy, and assumed positions of increasing responsibility with the Renal business in Europe, including head of the EMEA region for renal from 2013 to 2015. Prior to joining Baxter, he served as business unit manager and sales and marketing manager for Medtronic, Inc. (Italy) from 2004 to 2007. From 1996 to 2004, he held a series of positions in Europe with Tyco Healthcare – Covidien Ltd., including marketing director and group product director.

Brik V. Eyre, age 53, is Corporate Vice President and President, Hospital Products. Mr. Eyre joined the company in 2008 as general manager for BioPharma Solutions, Baxter’s manufacturing and contract services business. He later served as general manager for our U.S. medication delivery business and most recently he was Corporate Vice President and President, Renal. Prior to joining Baxter, he held a variety of senior management positions at Cardinal Health, Inc., including president of Cardinal’s PreSource Products and Services business.

Jeanne K. Mason, Ph.D., age 61, is Corporate Vice President, Human Resources. Prior to joining Baxter in May 2006, Dr. Mason was with General Electric from 1988, holding various leadership positions, the most recent of which was with GE Insurance Solutions where she was responsible for global human resource functions.

Scott Pleau, age 51, is Corporate Vice President, Operations. Prior to joining Baxter in June 2016, Mr. Pleau served as vice president of operations for medical devices at Medtronic plc from 2015 to 2016, and at Covidien from 2013 to 2015, prior to Medtronic plc’s acquisition of Covidien.  From 1995 to 2013, he held several key operations positions at Covidien, including vice president of operations, surgical solutions; vice president of operations, vascular therapies & medical supplies; vice president of engineering; and director of operational quality.

James K. Saccaro, age 44, is Corporate Vice President and Chief Financial Officer and has served in that capacity since June 2015. Mr. Saccaro was Senior Vice President and Chief Financial Officer at Hill-Rom Corporation from December 2013 to July 2014 prior to rejoining Baxter in July 2014 as Special Advisor to the Chief Executive Officer. Prior to that, Mr. Saccaro served as Corporate Vice President and Treasurer of Baxter from 2011 to 2013. He originally joined the company in 2002 as manager of strategy for the company’s former BioScience business, and from there moved onto positions of increasing responsibility, including Vice President of

Financial Planning and Vice President of Finance for the company’s operations in Europe, Middle East and Africa. Prior to Baxter, he held strategy and business development positions at Clear Channel Communications and the Walt Disney Company.

Marcus Schabacker, M.D., Ph.D., age 53, is Corporate Vice President and Chief Scientific Officer. Dr. Schabacker joined the company in 2011. Prior to his current role, Dr. Schabacker served as Vice President, R&D, Medical Products. Dr. Schabacker held the position of Senior Vice President and Chief Scientific Officer at ConvaTec, Inc. before joining the company. His previous roles include Corporate Vice President R&D at B. Braun Medical and Senior Medical Officer at Mafikeng General Hospital, South Africa.

David P. Scharf, age 49, is Corporate Vice President and General Counsel, having served in this capacity since August 2009. Mr. Scharf joined Baxter in July 2005 and served in advancing leadership roles within the legal department. Prior to joining Baxter, Mr. Scharf was with Guidant Corporation from 2002, in roles of increasing responsibility.

Paul Vibert, age 57, is Corporate Vice President and President, International. Mr. Vibert joined the company in January 2008 as Vice President of Business Development for Asia Pacific. He also served as regional general manager for China and Hong Kong for two years before moving to Ferring Pharmaceuticals, as Senior Vice President, Asia Pacific, from May 2011 to May 2013. He returned to Baxter in May 2013 as President of Western Europe, and assumed his current role in January 2015. Prior to joining Baxter in 2008, Vibert spent 19 years with Abbott Laboratories, where he held various leadership positions.

All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On July 25, 2012, the company announced that its Board of Directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. The Board of Directors increased this authority by $1.5 billion in November 2016. During 2016, the company repurchased approximately 6.3 million shares for $287 million in cash pursuant to this authority. The remaining authorization under this program totaled approximately $1.7 billion at December 31, 2016. This program does not have an expiration date.

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

Item 6.	Selected Financial Data.

See Note 1 of Item 8 for additional details regarding basis of presentation.

as of or for the years ended December 31		2016[2,1]	2015[3,1]	2014[4,1]	2013[5,1]	2012[6,1]
Operating Results	Net sales	$10,163	9,968	10,719	9,413	8,626
(in millions)	Income from continuing operations	$4,966	393	457	315	663
	Income (loss) from discontinued operations, net of tax	$(1)	575	2,040	1,697	1,663
	Net income	$4,965	968	2,497	2,012	2,326
Balance Sheet	Capital expenditures, continuing operations	$719	911	925	706	622
Information	Total assets	$15,546	20,962	26,138	25,224	20,390
(in millions)	Long-term debt and lease obligations	$2,779	3,922	7,331	8,126	5,580
Common Stock Information	Weighted-average number of common shares outstanding
	Basic	546	545	542	543	551
	Diluted	551	549	547	549	556
	Income from continuing operations per common share
	Basic	$9.10	0.72	0.84	0.58	1.20
	Diluted	$9.01	0.72	0.83	0.57	1.19
	Income from discontinued operations per common share
	Basic	$(0.01)	1.06	3.77	3.12	3.02
	Diluted	$0.00	1.04	3.73	3.09	2.99
	Net income per common share
	Basic	$9.09	1.78	4.61	3.70	4.22
	Diluted	$9.01	1.76	4.56	3.66	4.18
	Cash dividends declared per common share	$0.505	1.270	2.050	1.920	1.570

[1]	Refer to the notes to the consolidated financial statements for information regarding other charges and income items.
[2]

Income from continuing operations included charges totaling $409 million for business optimization, $54 million related to the Baxalta separation, $149 million of debt extinguishment costs related to the March 2016 debt-for-equity exchange for certain company indebtedness and certain debt redemptions, $51 million for impairment primarily related to developed technology and $9 million related to the settlement of an income tax matter in the company’s non-wholly owned joint venture in Turkey. Also included were net realized gains of $4.4 billion related to the Baxalta Retained Shares transactions and a benefit of $18 million primarily related to adjustments to the COLLEAGUE and SIGMA SPECTRUM infusion pump reserves.

[3]

Income from continuing operations included charges totaling $200 million for business optimization, $111 million related to the Baxalta separation and $130 million related to Baxter’s July 2015 tender offer for certain outstanding indebtedness. Also included were benefits of $28 million primarily related to adjustments to the COLLEAGUE and SIGMA SPECTRUM infusion pump reserves, $52 million related to a litigation settlement in which Baxter was the beneficiary and $20 million relating to the reversal of contingent consideration milestone liabilities.

[4]

Income from continuing operations included charges totaling $138 million for business optimization, $68 million for SIGMA Spectrum Infusion Pump product remediation efforts, $11 million related to the Baxalta separation and $3 million to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued by the Internal Revenue Service. Also included were benefits of $1 million related to third-party recoveries and reversals of prior reserves.

[5]

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

[6]

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

EXECUTIVE OVERVIEW

Description of the Company and Business Segments

Baxter International Inc., through its subsidiaries, provides a broad portfolio of essential renal and hospital products, including acute and chronic dialysis; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; premixed and oncolytic injectables; biosurgery products and anesthetics; drug reconstitution systems; and pharmacy automation, software and services. The company’s global footprint and critical nature of its products and services play a key role in expanding access to healthcare in emerging and developed countries. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and by patients at home under physician supervision.

Separation of Baxalta Incorporated

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of its biopharmaceuticals business, Baxalta Incorporated (Baxalta), to Baxter stockholders (the Distribution). As a result of the separation, the operating results of Baxalta have been reflected as discontinued operations for the years ended December 31, 2016, 2015, and 2014. Refer to Note 2 in Item 8 for additional information regarding the separation of Baxalta. Unless otherwise stated, financial results herein reflect continuing operations.

Segments

Baxter operates under two reportable segments, Hospital Products and Renal. Refer to Note 14 in Item 8 for additional information regarding the company’s segments.

The segments and a description of their products and services are as follows:

The Hospital Products business manufactures sterile intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, pre-filled vials and syringes for injectable drugs, parenteral nutrition therapies, infusion pumps, inhalation anesthetics, and biosurgery products. The business also provides products and services related to pharmacy compounding, and drug formulation; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; premixed and oncolytic injectables; biosurgery products and anesthetics; drug reconstitution systems; and pharmacy automation, software and services.

The Renal business offers a comprehensive portfolio to meet the needs of patients with end-stage renal disease, or irreversible kidney disease and acute kidney injuries, including technologies and therapies for peritoneal dialysis (PD), hemodialysis (HD), continuous renal replacement therapy (CRRT) and additional dialysis services.

Baxter has approximately 48,000 employees and conducts business in over 100 countries. The company generates approximately 60% of its revenues outside the United States, and maintains approximately 50 manufacturing facilities and over 100 distribution facilities in the United States, Europe, Asia-Pacific, Latin America and Canada.

Financial Results

Baxter’s global net sales totaled $10.2 billion in 2016, an increase of 2% over 2015, including an unfavorable foreign currency impact of two percentage points. International sales totaled $5.9 billion in 2016, a decrease of 1% compared to 2015, including an unfavorable foreign currency impact of four percentage points. Sales in the United States totaled $4.3 billion in 2016, an increase of 6% compared to 2015.

Baxter’s income from continuing operations for 2016 totaled $5.0 billion or $9.01 per diluted share, compared to $393 million, or $0.72 per diluted share, in the prior year. Income from continuing operations in 2016 included special items which resulted in a net increase to income from continuing operations of $3.9 billion, or $7.05 per diluted share. Income from continuing operations in 2015 included special items which resulted in a net reduction to income from continuing operations of $362 million, or $0.66 per diluted share. The company’s special items are discussed further in the Results of Operations section below.

Baxter’s financial results included R&D expenses totaling $647 million in 2016, which reflects the company’s focus on balancing increased investments to support the company’s new product pipeline with efforts to optimize overall R&D spending through continuous evaluation of the portfolio.

The company’s financial position remains strong, with operating cash flows from continuing operations totaling $1.6 billion in 2016. The company has continued to execute on its disciplined capital allocation framework, which is designed to optimize stockholder value creation through reinvestment in the businesses, dividends and targeted share repurchases, as well as acquisitions and other business development initiatives as discussed in the Strategic Objectives section below.

Capital investments totaled $719 million in 2016 as the company continues to invest across its businesses to support future growth, including additional investments in support of new and existing product capacity expansions. The company’s investments in capital expenditures in 2016 were focused on projects that improve production efficiency and enhance manufacturing capabilities to support its strategy of geographic expansion with select investments in growing markets.

The company also continued to return value to its stockholders in the form of dividends. During 2016, the company paid cash dividends to its shareholders totaling $268 million. Additionally, in 2016 the company repurchased 17.8 million shares through cash repurchases and an equity-for-equity exchange of Retained Shares for outstanding Baxter shares.

Strategic Objectives

Baxter continues to focus on several key objectives to successfully execute its long-term strategy to achieve sustainable growth and deliver enhanced stockholder value. Baxter’s diversified and broad portfolio of medical products that treat life-threatening acute or chronic conditions and its global presence are core components of the company’s strategy to achieve these objectives. The company is focused on three strategic factors as part of its pursuit of industry leading performance: optimizing its core portfolio globally; operational excellence focused on streamlining the cost structure and enhancing operational efficiency; and following a disciplined and balanced approach to capital allocation.

Optimizing the Core Portfolio Globally

Baxter has categorized its product portfolio into four strategic business groupings.  Those groupings include core growth, core return on capital, maintain or manage differently and strategic bets.  Within the core growth grouping, Baxter looks to invest for long-term, higher margin growth.  Baxter looks to optimize its return on investment and to maintain or enhance its market position with its core return on capital products.  Maintain or manage differently products are those for which Baxter looks to sustain or reposition its underlying investment.  Finally, the strategic bet grouping includes products for which Baxter is evaluating its market position and investment strategy.  These products cover mature and emerging markets.  While Baxter has made an initial assignment of each of its product categories to one of the business groupings described above, Baxter continues to evaluate each product category’s placement in light of shifting market dynamics and company priorities and may reassign a product category into a different business grouping from time to time.

As part of this portfolio review, Baxter seeks to optimize its position in product areas where the company has a stable, profitable business model, identify and alter investments in products that have reached the end of their life cycles or with respect to which market positions have evolved unfavorably. In the course of doing so, Baxter expects to continue to reallocate capital to more promising opportunities or business groupings, as described above.

As part of this strategy, Baxter is shifting its investments to drive innovation where it has compelling opportunities to serve patients and healthcare professionals while advancing the business and will accelerate the pace in bringing these advances to market. Baxter is in the midst of launching more than 100 products by 2020 in such areas as chronic and acute renal care; smart pump technology; hospital pharmaceuticals and nutritionals; surgical sealants, and more. These comprise a mix of entirely new offerings, marked improvements on existing technologies, and the expansion of current products into new geographies.

Operational Excellence

As part of its pursuit of improved margin performance, Baxter is working to optimize its cost structure, consistent with its emergence as a stand-alone medical products company and as such is critically assessing optimal support levels in light of the company’s ongoing portfolio optimization efforts.

The company intends to continue to actively manage its cost structure to help ensure it is committing resources to the highest value uses. Such high value activities include supporting innovation, building out the portfolio, expanding patient access and accelerating growth for the company’s stockholders.

Baxter has undertaken a comprehensive review of all aspects of its operations and has already begun to implement changes in line with its business goals.

Maintaining Disciplined and Balanced Capital Allocation

Baxter’s capital allocation strategies include the following:

•	reinvest in the business, by funding opportunities that are positioned to deliver sustainable growth, support the company’s innovation efforts and improve margin performance;
•	return capital to stockholders through stock dividends, to meaningfully increase with earnings growth;
•	targeted share repurchases; and
•	identify and pursue accretive M&A opportunities that generate returns above targeted thresholds.

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

Throughout 2016 the company continued to implement a range of water conservation strategies and facility-based energy saving initiatives. In the area of product stewardship and life cycle management, Baxter is pursuing efforts such as sustainable design and reduced packaging. Baxter is also responding to the challenges of climate change through innovative greenhouse gas emissions-reduction programs, such as shifting to less carbon-intensive energy sources in manufacturing and transport. Additionally, the company developed new long-term goals to drive continued environmental stewardship while creating healthier, more sustainable communities where Baxter employees work and live.

Risk Factors

The company’s ability to sustain long-term growth and successfully execute the strategies discussed above depends in part on the company’s ability to manage within an increasingly competitive and regulated environment and to address the other risk factors described in Item 1A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for 2016, 2015 and 2014.

years ended December 31 (in millions)	2016	2015	2014
Gross Margin
Intangible asset amortization expense	$(163)	$(158)	$(168)
Business optimization items[1]	(156)	(38)	11
Intangible asset impairment[2]	(51)	—	—
Separation-related costs[3]	(1)	—	—
Product-related items[4]	18	28	(64)
Total Special Items	$(353)	$(168)	$(221)
Impact on Gross Margin Ratio	(3.5 pts)	(1.7 pts)	(2.1 pts)
Marketing and Administrative Expenses
Business optimization items[1]	$173	$152	$115
Separation-related costs[3]	53	110	11
Product-related items[4]	—	—	4
Branded Prescription Drug Fee[5]	—	—	3
Total Special Items	$226	$262	$133
Impact on Marketing and Administrative Expense Ratio	2.3 pts	2.6 pts	1.2 pts
Research and Development Expenses
Business optimization items[1]	$80	$13	$2
Separation-related costs[3]	—	1	—
Total Special Items	$80	$14	$2
Other (Income) Expense, Net
Business optimization items[1]	$—	$(3)	$25
Net realized gains on Retained Shares transactions[6]	(4,391)	—	—
Loss on debt extinguishment[7]	149	130	—
Reserve items and adjustments[8]	—	(52)	1
Business development items[9]	—	(20)	—
Tax matter[1][0]	9	—	—
Total Special Items	$(4,233)	$55	$26
Income Tax Expense
Impact of special items[10]	$(314)	$(137)	$(137)
Total Special Items	$(314)	$(137)	$(137)
Impact on Effective Tax Rate	(22.1 pts)	(10.4 pts)	(12.8 pts)

Intangible asset amortization expense is identified as a special item to facilitate an evaluation of current and past operating performance and is similar to how management internally assesses performance. Additional special items are identified above because they are highly variable, difficult to predict and of a size that may substantially impact the company’s reported operations for a period. Management believes that providing the separate impact of the above items on the company’s results in accordance with generally accepted accounting principles (GAAP) in the United States may provide a more complete understanding of the company’s operations and can facilitate a fuller analysis of the company’s results of operations, particularly in evaluating performance from one period to another. This information should be considered in addition to, and not as a substitute for, information prepared in accordance with GAAP.

[1]

In 2016, 2015 and 2014, the company’s results were impacted by costs associated with the company’s execution of certain strategies to optimize its organization and global cost structure on a global basis. These actions included streamlining the company’s international operations, rationalizing its manufacturing facilities, reducing its general and administrative infrastructure, re-aligning certain R&D activities and cancelling certain R&D programs. The company recorded net business optimization charges of $409 million, $200 million and $131 million in 2016, 2015 and 2014, respectively. The company’s results in 2016 included a net charge of $285 million related to restructuring activities, $65 million of costs to implement business optimization programs which primarily included external consulting and project employee costs, $33 million of accelerated depreciation associated with facilities to be closed, and $26 million of Gambro integration costs. The $285 million of restructuring charges included net $180 million of employee termination costs, $54 million of costs related to the discontinuance of the VIVIA home hemodialysis development program, $47 million of asset impairment charges related to acquired in-process R&D and facility closure costs and $4 million of other exit costs. The company’s results in 2015 included a net charge of $127 million related to restructuring activities and $73 million of Gambro integration costs. The $127 million of net restructuring charges included net $91 million of employee termination costs, a $20 million intangible asset impairment and $16 million of other asset impairments and other exit costs. The company’s results in 2014 included $144 million of Gambro integration costs and a net benefit of $13 million from adjustments for reserves that are no longer probable of being utilized. Refer to Note 7 in Item 8 for further information regarding these charges and related reserves.

[2]	The company’s results in 2016 included a $51 million asset impairment primarily related to developed technology.
[3]	The company’s results in 2016, 2015 and 2014 included costs related to the Baxalta separation of $54 million, $111 million and $11 million, respectively.
[4]

The company’s results in 2016 and 2015 included a net benefit of $18 million and $28 million, respectively, primarily related to adjustments to the COLLEAGUE and SIGMA SPECTRUM infusion pump reserves. The company’s results in 2014 included charges, net of reversals, of $68 million primarily related to product remediation efforts for the SIGMA SPECTRUM infusion pump. Refer to Note 7 in Item 8 for further information regarding these charges and related reserves.

[5]

The company’s results in 2014 included a charge of $3 million to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued in the third quarter of 2014 by the Internal Revenue Service.

[6]

The company’s results in 2016 included net realized gains of $4.4 billion related to the debt-for-equity exchanges of the company’s retained shares in Baxalta for certain indebtedness, the exchange of retained shares in Baxalta for Baxter shares and the contribution of retained shares in Baxalta to Baxter’s U.S. pension fund.

[7]

The company’s results in 2016 included a net debt extinguishment loss totaling $149 million related to the March 2016 debt-for-equity exchange for certain company indebtedness and certain debt redemptions. The company’s results in 2015 included a loss of $130 million related to its July 2015 tender offer, for certain of its outstanding indebtedness. Refer to Note 8 in Item 8 for additional information.

[8]

The company’s results in 2015 included income of $52 million related to a litigation settlement in which Baxter was the beneficiary. The company’s results in 2014 included income of $1 million related to third-party recoveries and reversals of prior litigation reserves.

[9]

The company’s results in 2015 included a benefit of $20 million relating to the reversal of contingent consideration milestone liabilities. Refer to Note 5 in Item 8 for further information regarding the company’s acquisitions and other arrangements.

[10]

The company’s results in 2016 included a net after-tax benefit of $10 million, related to the settlement of an income tax matter in the company’s non-wholly owned joint venture in Turkey. This amount was comprised of $19 million included in income tax expense offset by $9 million in non-controlling interest recorded in other income.

Net Sales

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2016	2015	2014	2016	2015	2016	2015
Renal	$3,855	$3,789	$4,172	2%	(9)%	5%	1%
Hospital Products	6,308	6,179	6,547	2%	(6)%	4%	1%
Total net sales	$10,163	$9,968	$10,719	2%	(7)%	4%	1%

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2016	2015	2014	2016	2015	2016	2015
United States	$4,259	$4,001	$3,999	6%	0%	6%	0%
International	5,904	5,967	6,720	(1)%	(11)%	3%	2%
Total net sales	$10,163	$9,968	$10,719	2%	(7)%	4%	1%

Net sales for the year ended December 31, 2016 increased 2% at actual currency rates and 4% on a constant currency basis. Net sales for the year ended December 31, 2015 decreased 7% at actual currency rates but increased 1% on a constant currency basis.

Foreign currency unfavorably impacted net sales by two percentage points during 2016 compared to the prior year principally due to the strengthening of the U.S. dollar relative to the British Pound, Mexican Peso, Colombian Peso and the Chinese Yuan, as well as other currencies, partially offset by the weakening of the U.S. dollar relative to the Japanese Yen. Foreign currency unfavorably impacted net sales by eight percentage points during 2015 compared to 2014 principally due to the strengthening of the U.S. Dollar relative to the Euro, Australian Dollar, Colombian Peso, and certain other currencies.

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

Franchise Net Sales Reporting

The Renal segment includes sales of the company’s peritoneal dialysis (PD), hemodialysis (HD) and continuous renal replacement therapies (CRRT) and additional dialysis services.

The Hospital Products segment includes four commercial franchises: Fluid Systems, Integrated Pharmacy Solutions, Surgical Care and Other.

•	Fluid Systems includes sales of the company’s IV therapies, infusion pumps and administration sets.
•	Integrated Pharmacy Solutions includes sales of the company’s premixed and oncology drug platforms, nutrition products and pharmacy compounding services.
•

Surgical Care includes sales of the company’s inhaled anesthesia and critical care products as well as biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.

•	Other includes sales primarily from the company’s pharmaceutical partnering business.

The following is a summary of net sales by commercial franchise.

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2016	2015	2014	2016	2015	2016	2015
Total Renal net sales	$3,855	$3,789	$4,172	2%	(9)%	5%	1%
Fluid Systems	$2,300	$2,106	$2,129	9%	(1)%	11%	6%
Integrated Pharmacy Solutions	2,245	2,297	2,535	(2)%	(9)%	0%	(2)%
Surgical Care	1,321	1,323	1,373	0%	(4)%	1%	3%
Other	442	453	510	(2)%	(11)%	(2)%	(5)%
Total Hospital Products net sales	$6,308	$6,179	$6,547	2%	(6)%	4%	1%

Net sales in the Renal segment increased 2% in 2016 from 2015 but decreased 9% in 2015 from 2014. These amounts include an unfavorable foreign currency impact of three percentage points in 2016 and 10 percentage points in 2015.  Sales increased 5% on a constant currency basis in 2016, driven by continued global growth of patients, new product launches and improved pricing in the United States in our PD business. PD contributed approximately two percentage  points to the growth rate during 2016.  In addition, increased sales of the company’s CRRT to treat acute kidney injury contributed two percentage points to the growth rate during 2016.  Renal net sales are expected to be negatively impacted in 2017 by approximately $50 million as compared to 2016 due to certain international strategic market exits.  Sales increased 1% on a constant currency basis in 2015, driven by continued growth in the number of PD patients globally, which contributed approximately three percentage points, and strong demand in the acute business. These factors were partially offset by lower sales in the chronic in-center HD business, resulting from the decision to forgo certain lower margin sales opportunities, increased austerity measures in Western Europe, and competitive pressures for dialyzers.

Net sales in the Hospital Products segment increased 2% in 2016 and decreased 6% in 2015. Foreign currencies had an unfavorable impact of two percentage points in 2016 and seven percentage points in 2015. Hospital Products net sales are expected to be negatively impacted in 2017 by approximately $50 million as compared to 2016 due to certain international strategic market exits.  Excluding the impact of foreign currency, the principal drivers impacting 2016 net sales growth were the following:

•

In the Fluid Systems franchise, sales increased 11% in 2016 on a constant currency basis driven by favorable pricing and volume for IV solutions and increased sales of the SIGMA SPECTRUM pump and the related sets in the United States. Sales increased 6% in 2015 on a constant currency basis driven by increased sales of infusion system products, which contributed approximately four percentage points, including the relaunch of the SIGMA Spectrum infusion pump in the United States, Puerto Rico, and Canada during 2015. Additionally, sales growth in 2015 was impacted by favorable pricing and volume in the United States for the company’s IV therapies, which contributed approximately one percentage point.

•

In the Integrated Pharmacy Solutions franchise, sales were flat in 2016 on a constant currency basis driven by global demand for the company’s nutritional therapies, contributing approximately one percentage point during 2016 and demand for the company’s international pharmacy compounding services which contributed approximately one percentage point during 2016. These increases were offset by lower U.S. sales of the company’s pharmacy injectable products, as there were government PROTOPAM orders in 2015 that did not reoccur in 2016, contributing approximately one percentage point of decline. In addition, U.S. sales of cyclophosphamide, a generic oncology drug, were approximately $210 million and $270 million in 2016 and 2015, respectively, which contributed an approximate three percentage point of decline in 2016. The company expects a significant decline in U.S sales for cyclophosphamide in 2017 due to additional competition in the market. Sales decreased 2% in 2015 on a constant currency basis driven by decreased sales of cyclophosphamide, following a competitor entering the U.S. market in November 2014 which contributed approximately six percentage points. U.S. sales of cyclophosphamide during 2014 were approximately $450 million. This decline was offset by an increase in revenues from pharmacy compounding services, increased demand for the company’s nutritional therapies, and pharmacy injectable products, including approximately $40 million in sales of PROTOPAM, which contributed two percentage points.

•

In the Surgical Care franchise, sales increased 1% in 2016 on a constant currency basis driven by increased demand for international anesthesia products. Sales increased 3% in 2015 on a constant currency basis driven by strong global demand for the company’s portfolio of anesthetics products, which contributed three percentage points, offset partially by lower sales of select non-core biosurgery products.

•

In the Other franchise, sales decreased 2% in 2016 on a constant currency basis compared to 2015 driven by lower demand for products manufactured by Baxter on behalf of one of its pharmaceutical partners. The company also recognized revenue of $39 million in 2016 as compared to $37 million in 2015 related to the company’s manufacturing and supply agreement with Baxalta. Sales decreased 5% in 2015 on a constant currency basis compared to 2014 driven by one of the company’s pharmaceutical partners electing to self-manufacture products previously contract manufactured by Baxter. This loss of revenue was partially offset by increased sales related to the company’s manufacturing and supply agreement with Baxalta.

Gross Margin and Expense Ratios

				Change
years ended December 31 (as a percent of net sales)	2016	2015	2014	2016	2015
Gross margin	40.4%	41.6%	42.7%	(1.2 pts)	(1.1 pts)
Marketing and administrative expenses	27.0%	31.0%	30.9%	(4.0 pts)	0.1 pts

Gross Margin

The special items previously identified in the above had an unfavorable impact of 3.5, 1.7 and 2.1 percentage points on the gross margin ratio in 2016, 2015 and 2014, respectively. Refer to the Special Items section above for additional detail.

Excluding the impact of the special items, the gross margin ratio increased 0.6 percentage points in 2016. The gross margin ratio was impacted by a positive sales mix, improved pricing in select areas of the portfolio and favorable manufacturing performance, offset by reduced sales of cyclophosphamide in the United States and foreign exchange.

Excluding the impact of the special items, the gross margin ratio in 2015 was unfavorably impacted by decreased sales of cyclophosphamide in the United States, partially offset by an improved product mix in the Renal segment.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of 2.3, 2.6 and 1.2 percentage points on the marketing and administrative expenses ratio in 2016, 2015 and 2014, respectively. Refer to the Special Items section above for additional detail.

Excluding the impact of the special items, the marketing and administrative expense ratio decreased 3.7 percentage points in 2016 and was impacted by reduced pension expense, as well as benefits from the company’s actions taken to rebase its cost structure and continued focus on expense management, in addition to a reduction to expense under the transition services agreement with Baxalta.

Excluding the impact of the special items, the marketing and administrative expense ratio in 2015 was impacted by the benefits from the company’s business optimization actions as the company resets its cost structure, reduced its discretionary spending, and benefited from certain costs charged to Baxalta under the transition services agreement. These benefits were partially offset by increased bad debt expense in emerging markets.

Pension and Other Postemployment Benefit Plan Expense

Expense related to the company’s pension and other postemployment benefit plans decreased $111 million in 2016 primarily due to a change in approach to estimating employer service and interest costs and a $706 million voluntary, non-cash contribution to the US qualified plan using Retained Shares. Pension and other postemployment benefit plan expense increased $8 million in 2015 primarily due to a decrease in the discount rate.

Business Optimization Items

Beginning in the second half of 2015, the company has initiated actions to transform the company’s cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through December 31, 2016 the company incurred cumulative pretax costs of $407 million related to these actions. The costs consisted primarily of employee termination costs, implementation costs, and accelerated depreciation. The company expects to incur additional pretax costs of approximately $390 million and capital expenditures of $90 million related to these initiatives by the end of 2018. These costs will primarily include employee termination costs, implementation costs, and accelerated depreciation. The company expects that approximately 10 percent of the charges will be non-cash. These actions in the aggregate are expected to provide future annual pretax savings of approximately $860 million. The savings from these actions will impact cost of sales, marketing and administrative expenses, and R&D expenses. The company estimates that actions taken through December 31, 2016 have resulted in approximately $343 million of savings in 2016. Approximately 85 percent of the expected annual pretax savings are expected to be realized by the end of 2018, with the remainder by the end of 2020.

In addition to the programs above, the company recorded additional net business optimization charges of $125 million in 2016. These charges primarily include employee termination costs, contract termination costs, asset impairments, and Gambro integration costs.  Approximately 40% of these costs were non-cash. The company does not anticipate incurring any additional costs related to these programs in the future. The actions in the aggregate are expected to provide future annual pretax savings of approximately $19 million. The savings from these actions will impact cost of sales, marketing and administrative expenses, and R&D expenses. The company estimates that the actions taken through December 31, 2016, have resulted in approximately $8 million of savings in the current period. The remaining pretax savings are expected to be realized as the programs are substantially completed by the end of 2017.

Refer to Note 7 in Item 8 for additional information regarding the company’s business optimization initiatives.

Research and Development

				Percent change
years ended December 31 (in millions)	2016	2015	2014	2016	2015
Research and development expenses	$647	$603	$610	7%	(1)%
as a percent of net sales	6.4%	6.0%	5.7%	0.4 pts	0.3 pts

The special items identified above had an unfavorable impact of $80 million, $14 million and $2 million in 2016, 2015 and 2014, respectively.

Excluding the impact of special items, R&D expenses decreased 4% in 2016 primarily due to the optimization of the infrastructure, the exit of certain programs and the impact of foreign currency. R&D expenses in 2015 declined as the company worked to balance increased investments with efforts to optimize its overall R&D expenditures.

Net Interest Expense

Net interest expense was $66 million, $126 million and $145 million in 2016, 2015 and 2014, respectively. The decrease in 2016 was principally driven by lower outstanding debt as a result of the first quarter 2016 debt-for-equity exchanges and reduced coupon rates resulting from the third quarter 2016 debt issuance, partially offset by lower capitalized interest compared to 2015. The decrease in 2015 was principally driven by the debt tender offer completed in July 2015 and the maturity of $600 million of 4.625% senior unsecured notes in March 2015, partially offset by higher interest on the company’s short term revolving credit facility, lower capitalized interest, and lower income from interest rate hedging activities. Refer to Note 3 in Item 8 for a summary of the components of net interest expense for 2016, 2015 and 2014.

Other (Income) Expense, Net

Other (income) expense, net was income of $4.3 billion in 2016, income of $105 million in 2015 and expense of $21 million in 2014. Current year results included net realized gains of $4.4 billion on the Retained Shares transactions, dividend income of $16 million from the Retained Shares, and $28 million of income related to foreign currency fluctuations principally relating to intercompany receivables, payables and monetary assets denominated in a foreign currency. These income items were partially offset by net debt extinguishment losses of $153 million. The 2015 results were driven primarily by $52 million of income related to a favorable litigation settlement, $38 million income from the sale of available-for-sale securities, and $113 million of income related to foreign currency fluctuations principally relating to intercompany receivables, payables and monetary assets denominated in a foreign currency, partially offset by a $130 million loss on extinguishment of debt related to the July 2015 debt tender offer.

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

Renal

Segment EBITDA was $703 million, $566 million and $666 million in 2016, 2015 and 2014, respectively. The increase in 2016 was primarily driven by increased sales and lower marketing and administrative expenses as cost savings were realized from the company’s business optimization programs and continued focus on expense management. This was partially offset by unfavorable foreign currency fluctuations, incremental manufacturing and quality costs, and higher allocated R&D costs. EBITDA declined in 2015 due to unfavorable foreign currency fluctuations, the impairment of certain intangible assets and investments in certain quality programs and manufacturing capabilities, partially offset by efficiencies related to the integration of the Gambro business.

Hospital Products

Segment EBITDA was $2.3 billion, $2.0 billion and $2.2 billion in 2016, 2015 and 2014, respectively. The increase in 2016 was driven by increased sales, favorable manufacturing performance, lower allocated R&D costs, and lower marketing and administrative expenses as cost savings were realized from the company’s business optimization programs and continued focus on expense management. This growth was partially offset by unfavorable foreign currency fluctuations. EBITDA in 2015 was impacted primarily by unfavorable foreign currency fluctuations and decreased sales of the higher margin cyclophosphamide product. This was offset by a reduction in costs in 2014 related to manufacturing inefficiencies and quality costs.

Corporate and other

Certain income and expense amounts are not allocated to a segment. These amounts are detailed in the table in Note 17 in Item 8 and primarily include net interest expense, foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in foreign currency), the majority of the foreign currency hedging activities, corporate headquarters costs, international global support costs, stock compensation expense, non-strategic investments and related income and expense, certain employee benefit plan costs as well as certain nonrecurring gains, losses, and other charges (such as business optimization and asset impairments).

Income Taxes

Effective Income Tax Rate

The effective income tax rate for continuing operations was (0.2%) in 2016, 8.2% in 2015 and 6.7% in 2014. The company anticipates that the effective income tax rate from continuing operations, calculated in accordance with GAAP, will be approximately 21.5% in 2017, excluding any impact from tax windfalls or deficiencies attributable to stock compensation exercises as well as additional audit developments or other special items.

The company’s effective tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes and foreign taxes that are different than the U.S. federal statutory rate. The average foreign effective tax rate on international pre-tax income from continuing operations was 25.2%, 27.5% and 24.1% for the years ended December 31, 2016, 2015 and 2014, respectively. The company’s average foreign effective tax rate was lower than the U.S. federal statutory rate as a result of the impact of tax incentives in Puerto Rico, Switzerland and certain other tax jurisdictions outside of the United States, as well as foreign earnings in tax jurisdictions with lower statutory rates than the United States. Adversely impacting the foreign rate were foreign loss-generating operations that did not receive tax benefits due to the losses resulting in, or contributing to, the need for a valuation allowance. In addition, as discussed further below, the company’s effective income tax rate can be impacted in each year by discrete factors or events. Refer to Note 15 in Item 8 for further information regarding the company’s income taxes.

Factors impacting the company’s effective tax rate in 2016 included tax-free net realized gains during the first and second quarter associated with the exchanges of Baxalta Retained Shares for the company’s debt and the company’s shares as well as tax-free net realized gains associated with the contribution of Baxalta Retained Shares to the company’s pension plan. Additionally, the income tax rate for 2016 was favorably impacted by tax benefits from partially settling an IRS (2008-2013) income tax audit, settling a German (2008-2011) income tax audit, resolution of uncertain tax positions related to the company’s Turkish joint venture, other transfer pricing matters, and partial settlement of interest expense deductions related to the company’s acquisition of Gambro.

Factors adversely impacting the company’s effective tax rate in 2015 included charges related to contingent tax matters primarily related to transfer pricing and the separation of Baxalta as well as the need to record valuation allowances for some loss making entities. Partially offsetting the foregoing adverse factors was a benefit from reaching a settlement of a Puerto Rico excise tax matter as well as the U.S. R&D credit resulting from the retroactive reinstatement in December 2015 of the Protecting Americans from Tax Hikes Act of 2015.

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

The company earns a significant amount of its operating income outside the United States, of which a substantial portion is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, most of the company’s cash and short-term investments are held by foreign subsidiaries. The company does not intend or foresee a need to repatriate these funds and expects existing domestic cash and short-term investments and cash flows from operations to continue to be sufficient to fund domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

If the company should require more capital in the United States than is generated by its domestic operations (e.g,. to fund significant discretionary activities such as business acquisitions and share repurchases), the company could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense or dilution of the company’s earnings. The company has borrowed domestically and continues to believe it has the ability to do so at reasonable interest rates.

Income from Continuing Operations and Earnings per Diluted Share

Income from continuing operations was $5.0 billion in 2016, $393 million in 2015 and $457 million in 2014. Income from continuing operations per diluted share was $9.01 in 2016, $0.72 in 2015 and $0.83 in 2014. The significant factors and events causing the net changes from 2015 to 2016 and 2014 to 2015 are discussed above. Additionally, income from continuing operations per diluted share was positively impacted by the repurchase of 17.8 million shares through cash repurchases and an equity-for-equity exchange of Retained Shares for outstanding Baxter shares in 2016, and the repurchase of eight million shares in 2014. Refer to Note 12 in Item 8 for further information regarding the company’s stock repurchases.

(Loss) Income from Discontinued Operations

The following table is a summary of the operating results of Baxalta, which have been reflected as discontinued operations for the years ended December 31, 2016, 2015 and 2014.

Years ended December 31 (in millions)	2016	2015	2014
Net sales	$148	$2,895	$6,523
(Loss) income from discontinued operations before income taxes	(10)	752	2,562
Gain on disposal of discontinued operations	19	—	—
Income tax expense	10	177	522
Total (loss) income from discontinued operations	$(1)	$575	$2,040

Refer to Note 2 in Item 8 for additional information regarding the separation of Baxalta.

LIQUIDITY AND CAPITAL RESOURCES

The company’s cash flows reflect both continuing and discontinued operations.

Cash Flows from Operations — Continuing Operations

Operating cash flows from continuing operations totaled $1.6 billion in 2016, $1.3 billion in 2015 and $1.2 billion in 2014. The cash flows from continuing operations in 2015 were impacted by the receipt of a $52 million legal settlement as well as $114 million of payments related to the July 2015 debt tender offer. See below for other factors impacting the increase in cash flows in 2016 and the decrease in cash flows in 2015.

Accounts Receivable

Cash flows relating to accounts receivable increased in 2016 and 2015 as the days sales outstanding decreased in 2016 and increased in 2015. Days sales outstanding were 54.5 days, 56.2 days and 54.2 days for 2016, 2015 and 2014, respectively. Days sales outstanding decreased in 2016 primarily driven by timing of collections in certain international markets. Days sales outstanding increased in 2015 driven by slower collections in the United States.

Inventories

Cash flows relating to inventory improved from an outflow of $118 million in 2015 to an inflow of $80 million in 2016, driven by continued working capital improvement initiatives which decreased days inventory on hand by ten days and increased turns significantly as compared to the prior year. The following is a summary of inventories at December 31, 2016 and 2015, as well as inventory turns by segment for 2016, 2015 and 2014. Inventory turns for the year are calculated as the annualized fourth quarter cost of sales divided by the year-end inventory balance.

	Inventories		Inventory turns
(in millions, except inventory turn data)	2016	2015	2016	2015	2014
Renal	$544	$605	4.4	3.7	3.6
Hospital Products	885	955	3.9	3.6	3.7
Other	1	44	n/a	n/a	n/a
Total company	$1,430	$1,604	4.1	3.6	3.7

Other

The changes in accounts payable and accrued liabilities were an outflow of $197 million in 2016, an inflow of $236 million in 2015 and a $37 million outflow in 2014. The change in 2016 was primarily driven by an increase in tax payments primarily due to a tax settlement as well as the timing of payments to suppliers. Refer to Note 15 in Item 8 for additional details regarding the tax settlement. The change in 2015 was primarily driven by the timing of payments to suppliers as well as the timing of tax payments.

Payments related to the execution of the SIGMA SPECTRUM infusion pump recalls as well as the company’s business optimization initiatives were $191 million in 2016, $112 million in 2015 and $124 million in 2014. Refer to Note 7 in Item 8 for further information regarding the SIGMA SPECTRUM infusion pump recalls and the business optimization initiatives.

Other balance sheet items had net cash inflows of $115 million in 2016, and outflows of $341 million and $17 million in 2015 and 2014, respectively. In 2016, the company received a U.S. federal income tax refund of $250 million as a result of carrying back to prior tax years the company’s 2015 U.S. tax loss which arose, in significant part, from the funding of the company’s defined benefit pension plan with a portion of the Baxalta retained stake. Additionally, cash contributions to the company’s pension plans totaled $66 million, $157 million and $74 million in 2016, 2015 and 2014, respectively. The changes during 2015 and 2014 were primarily driven by prepaid expenses and hedging activity.

Cash Flows from Investing Activities — Continuing Operations

Capital Expenditures

Capital expenditures relating to continuing operations totaled $719 million in 2016, $911 million in 2015 and $925 million in 2014. The company’s capital expenditures in 2016 and 2015 consisted of targeted investments in projects to support production of PD and IV solutions as well as expansion activities for dialyzers. The decline in capital expenditures over the three years was due to a reduction in spending related to ongoing projects and the completion of certain expansion activities.

Acquisitions and Investments

Net cash outflows related to acquisitions and investments were $48 million in 2016, $34 million in 2015 and $95 million in 2014. The cash outflows in 2016 were driven primarily by the acquisition of the rights to vancomycin from Celerity. The cash outflows in 2015 were driven by the acquisition of the rights to cefazolin injection in GALAXY Container (2g/100mL) from Celerity. The cash outflows in 2014 were driven by the acquisitions of IC Net International Ltd and certain investments.

Refer to Note 5 in Item 8 for further information about the company’s significant acquisitions and other arrangements.

Divestitures and Other Investing Activities

Net cash inflows relating to divestitures and other investing activities were $37 million in 2016, $84 million in 2015 and $99 million in 2014. The decrease from 2015 to 2016 was primarily driven by the sale of certain investments and other assets in 2015. Cash inflows in 2014 primarily related to proceeds from the divestiture of Baxter’s legacy CRRT business and the sale of certain investments.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Net cash outflows related to debt and other financing obligations totaled $56 million in 2016 primarily related to a $190 million repayment of the company’s 0.95% senior unsecured notes that matured in June 2016, a $130 million repayment of the company’s 5.9% senior unsecured notes that matured in September 2016 and the redemption of approximately $1 billion in aggregate principal amount of senior notes in September 2016, as well as the repayment of other short-term obligations. The company also had $300 million of net repayments related to its commercial paper program. These cash outflows were partially offset by issuances of debt totaling $1.6 billion of senior notes in August 2016. Refer to Note 8 in Item 8 for additional details regarding the debt transactions in 2016.

Net cash inflows related to debt and other financing obligations totaled $2.4 billion in 2015 driven by approximately $6.9 billion in issuances of debt primarily related to the Baxalta senior notes and borrowings under the company’s revolving credit facilities. The company purchased an aggregate of approximately $2.7 billion in principal amount of its notes in 2015. Additionally, the company repaid $600 million of 4.625% senior unsecured notes that matured in March 2015 and borrowings under the company’s Euro-denominated revolving credit facility. The company issued and redeemed commercial paper throughout the year, and had $300 million outstanding as of December 31, 2015.

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

Other Financing Activities

In connection with the separation, Baxter transferred $2.1 billion of cash to Baxalta in 2015.

Cash dividend payments totaled $0.3 billion in 2016, $0.9 billion in 2015 and $1.1 billion in 2014. The decrease in cash dividend payments in 2016 and 2015 was primarily due to the decrease of the quarterly dividend after the separation of Baxalta, from $0.52 per share for quarterly dividends beginning after May 2014 to $0.115 per quarterly dividends beginning after July 2015. The Baxter cash dividend was increased to $0.13 per share for quarterly dividends beginning after May 2016.

Proceeds and realized excess tax benefits from stock issued under employee benefit plans totaled $325 million, $200 million and $369 million in 2016, 2015 and 2014, respectively. Total realized excess tax benefits, which were $39 million in 2016, $7 million in 2015 and $24 million in 2014, are presented in the consolidated statements of cash flows as an inflow in the financing section and an outflow in the operating section.

In 2016, the company executed an equity-for-equity exchange of Retained Shares for 11.5 million outstanding Baxter shares. As authorized by the Board of Directors, the company repurchases its stock depending on the company’s cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. The Board of Directors increased this authority by an additional $1.5 billion in November 2016. The company paid $287 million in cash to repurchase approximately 6.3 million shares pursuant to this authority in 2016 and had $1.7 billion remaining available under this authorization as of December 31, 2016. The company did not repurchase any stock during 2015.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

As of December 31, 2016, the company’s U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $1.5 billion and approximately €200 million, respectively. As of December 31, 2016, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

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

Additionally, as of December 31, 2015, the company had a third revolving credit facility, with a maximum capacity of $1.8 billion, which was scheduled to mature on the earlier of March 28, 2016 and the date on which commitments under the facility have been reduced to zero or terminated in whole pursuant to the terms thereof. On January 27, 2016, Baxter exchanged all 37.6 million shares of Baxalta common stock for the $1.45 billion aggregate principal amount outstanding under this revolving credit facility. This exchange extinguished all outstanding indebtedness under the facility, at which time the facility was terminated. In connection with the exchange of Baxalta common stock, Baxter recognized $1.2 billion of realized gains in 2016.

The company also maintains other credit arrangements, as described in Note 8 in Item 8.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.8 billion of cash and equivalents as of December 31, 2016, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, which have experienced deterioration in credit and economic conditions. As of December 31, 2016, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $137 million.

While these economic conditions have not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

The company’s credit ratings at December 31, 2016 were as follows:

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	BBB+	Baa2
Short-term debt	A2	F2	P2
Outlook	Stable	Stable	Stable

Contractual Obligations

As of December 31, 2016, the company had contractual obligations, excluding accounts payable and accrued liabilities, payable or maturing in the following periods.

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Long-term debt and capital lease obligations, including current maturities	$2,794	$3	$6	$700	$2,085
Interest on short- and long-term debt and capital lease obligations [1]	1,496	84	169	163	1,080
Operating leases	663	129	193	125	216
Other long-term liabilities[2]	443	—	114	43	286
Purchase obligations[3]	450	275	153	20	2
Contractual obligations[4]	$5,846	$491	$635	$1,051	$3,669

[1]

Interest payments on debt and capital lease obligations are calculated for future periods using interest rates in effect at the end of 2016. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2016. Refer to Note 8 and Note 9 in Item 8 for further discussion regarding the company’s debt instruments and related interest rate agreements outstanding at December 31, 2016.

[2]

The primary components of other long-term liabilities in the company’s consolidated balance sheet are liabilities relating to pension and other postemployment benefit plans, litigation, and foreign currency hedges. The company projected the timing of the future cash payments based on contractual maturity dates (where applicable) and estimates of the timing of payments (for liabilities with no contractual maturity dates). The actual timing of payments could differ from the estimates.

The company contributed $772 million, $157 million and $74 million to its defined benefit pension plans in 2016, 2015 and 2014, respectively. The timing of funding in the future is uncertain and is dependent on future movements in interest rates and investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes pension plan cash outflows. The pension plan balance included in other long-term liabilities (and excluded from the table above) totaled $1.5 billion at December 31, 2016.

[3]

Includes the company’s significant contractual unconditional purchase obligations. For cancelable agreements, any penalty due upon cancellation is included. These commitments do not exceed the company’s projected requirements and are in the normal course of business. Examples include firm commitments for raw material purchases, utility agreements and service contracts.

[4]

Excludes contingent liabilities and uncertain tax positions. These amounts have been excluded from the contractual obligations above due to uncertainty regarding the timing and amount of future payments. Refer to Notes 10 and 11 in Item 8 for additional information regarding these commitments.

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2016 is 12 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan bolivars for U.S. dollars and require such exchange to be made at the official exchange rate established by the government. In the first quarter of 2016, the Venezuelan government moved from the three-tier exchange rate system to a two-tiered exchange rate system and the official rate for food and medicine imports was adjusted from 6.3 to 10 bolivars per U.S. dollar.  This devaluation resulted in a charge of $9 million during the first quarter of 2016. As of December 31, 2016, the company’s exposure to Venezuelan operations was approximately $12 million.

As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at December 31, 2016, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $13 million with respect to those contracts would decrease by $34 million, resulting in a net liability position. A similar analysis performed with respect to option and forward contracts outstanding at December 31, 2015 indicated that, on a net-of-tax basis, the net asset balance of $5 million would decrease by $17 million.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at December 31, 2016 by replacing the actual exchange rates at December 31, 2016 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

As part of its risk management program, the company performs sensitivity analyses to assess potential gains and losses in earnings relating to hypothetical movements in interest rates. A 19 basis-point increase in interest rates (approximately 10% of the company’s weighted-average interest rate during 2016) affecting the company’s financial instruments, including debt obligations and related derivatives, would have an immaterial effect on the company’s 2016, 2015 and 2014 earnings and on the fair value of the company’s fixed-rate debt as of the end of each fiscal year.

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

Discount Rate Assumption

Effective for the December 31, 2016 measurement date, the company utilized discount rates of 4.09% and 3.89% to measure its benefit obligations for the U.S. and Puerto Rico pension plans and OPEB plan, respectively. The company used a broad population of approximately 200 Aa-rated corporate bonds as of December 31, 2016 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum amount outstanding of $50 million. This population of bonds was narrowed from a broader universe of approximately 700 Moody’s Aa rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds Baxter would most likely select if it were to actually annuitize its pension and OPEB plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the U.S. and Puerto Rico plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

For plans in Canada, Japan, the United Kingdom and the Eurozone, the company uses a method essentially the same as that described for the U.S. and Puerto Rico plans. For the company’s other international plans, the discount rate is generally determined by reviewing country- and region-specific government and corporate bond interest rates.

To understand the impact of changes in discount rates on pension and OPEB plan cost, the company performs a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point (i.e., one-half of one percent) increase in the discount rate, global pre-tax pension and OPEB plan cost would decrease by approximately $36 million, and for each 50 basis point decrease in the discount rate, global pre-tax pension and OPEB plan cost would increase by approximately $40 million.

Effective January 1, 2016, the company changed its approach used to calculate the service and interest components of net periodic benefit cost. Previously, the company calculated the service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The company elected an alternative approach that utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The company believes this approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The company accounted for this change prospectively as a change in estimate. As a result of this change, the service cost and interest cost for these plans was reduced by $40 million in 2016 compared to the previous method.

Return on Plan Assets Assumption

In measuring the net periodic cost for 2016, the company used a long-term expected rate of return of 7.00% for the pension plans covering U.S. and Puerto Rico employees. This assumption will decrease to 6.50% in 2017. This assumption is not applicable to the company’s OPEB plan because it is not funded.

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

To understand the impact of changes in the expected asset return assumption on net cost, the company performs a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point increase (decrease) in the asset return assumption, global pre-tax pension plan cost would decrease (increase) by approximately $22 million.

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

Legal Contingencies

The company is involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. Refer to Note 16 in Item 8 for further information. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. The company has established reserves for certain of its legal matters. At December 31, 2016, total legal liabilities were $53 million.

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

Impairment of Assets

Goodwill and other indefinite-lived intangible assets are subject to impairment reviews annually, and whenever indicators of impairment exist. The company assesses goodwill for impairment based on its reporting units, which are the same as its operating segments, Renal and Hospital Products. As of December 31, 2016, the date of the company’s annual impairment review, the fair value of the company’s reporting units were in excess of their carrying values. The company performs a qualitative assessment of other indefinite-lived intangible assets, including IPR&D, at least annually. If the intangible asset is determined to be more likely than not impaired as a result of the assessment, the company completes a quantitative impairment test. Intangible assets with definite lives and other long-lived assets (such as fixed assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Refer to Note 1 in Item 8 for further information. The company’s impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, foreign currency exchange rates, the selection of an appropriate discount rate, asset groupings, and other assumptions and estimates. The estimates and assumptions used are consistent with the company’s business plans and when applicable, market participant’s views of the company and similar companies. The use of alternative estimates and assumptions could increase or decrease the estimated fair values of the assets, and potentially result in different impacts to the company’s results of operations. Actual results may differ from the company’s estimates.

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

PSUs granted in 2016 are based either on adjusted operating margin, return on invested capital (ROIC), or are based upon Baxter stock performance relative to the company’s peer group. The vesting condition for such PSUs based on adjusted operating margin or ROIC have annual performance targets set at the beginning of the year for each tranche of the award during the three-year service period. The holder of the adjusted operating margin or ROIC PSUs is entitled to receive a number of shares of common stock equal to a percentage, ranging from 0% to 200%, of the adjusted operating margin or ROIC PSUs granted, depending on the actual results compared to the annual performance targets as such results may be adjusted for individual performance. Compensation cost for the adjusted operating margin or ROIC PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each tranche of the award are established. The fair value of the awards is determined based on the quoted price of the company’s stock on the grant date for each tranche of the award. The compensation cost for adjusted operating margin or ROIC PSUs is adjusted at each reporting date to reflect the estimated probability of achieving the adjusted operating margin or ROIC vesting condition. The probability of achieving the operating margin vesting condition is such that the compensation cost has been adjusted to reflect 200% attainment as of the year ended December 31, 2016. The vesting condition for PSUs based on Baxter stock performance relative to the company’s peer group is fair valued using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award. Refer to Note 12 in Item 8 for additional information.

CERTAIN REGULATORY MATTERS

In January 2014, the company received a Warning Letter from FDA primarily directed to quality systems for the company’s Round Lake, Illinois, facility, particularly in that facility’s capacity as a specification developer for certain of the company’s medical devices. This Warning Letter was lifted in February 2017.

The company received a Warning Letter in December 2013 that included observations related to the company’s ambulatory infuser business in Irvine, California, which previously had been subject to agency action.

In June 2013, the company received a Warning Letter from FDA regarding operations and processes at its North Cove, North Carolina and Jayuya, Puerto Rico facilities and in November 2015 attended a Regulatory Meeting with FDA concerning the Jayuya facility. The Warning Letter addresses observations related to Current Good Manufacturing Practice (CGMP) violations at the two facilities.

In June 2010, the company received a Warning Letter from FDA in connection with an inspection of its McGaw Park, Illinois facility, which previously supported the Renal franchise. The company’s Round Lake facility now provides the related capacity for the Renal franchise. The Warning Letter pertains to the processes by which the company analyzes and addresses product complaints through corrective and preventative action, and reports relevant information to FDA. This Warning Letter was lifted in February 2017.

On October 9, 2014, the company had a Regulatory Meeting with FDA to discuss the Warning Letters described above. At the meeting, the company agreed to work closely with FDA to provide regular updates on its progress to meet all requirements and resolve all matters identified in the Warning Letters described above.

Refer to Item 1A of this Annual Report on Form 10-K for additional discussion of regulatory matters and how they may impact the company.

FORWARD-LOOKING INFORMATION

This annual report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, future regulatory filings and the company’s R&D pipeline, strategic objectives, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risks,  potential tax liability associated with the separation of the company’s biopharmaceuticals and medical products businesses (including the 2016 disposition of the company’s retained stake in Baxalta), the impact of competition, future sales growth, business development activities, business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the sufficiency of the company’s facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of the company’s experience and perception of historical trends, current conditions, and expected future developments as well as other factors that the company believes are appropriate in the circumstances. While these statements represent the company’s current judgment on what the future may hold, and the company believes these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	failure to achieve our long-term financial improvement goals;
•	demand for and market acceptance risks for and competitive pressures related to new and existing products, and the impact of those products on quality and patient safety concerns;
•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;
•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation, or declining sales;
•

future actions of FDA, EMA or any other regulatory body or government authority that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;

•	failures with respect to the company’s compliance programs;
•	future actions of third parties, including third-party payers, as healthcare reform and other similar measures are implemented, modified or repealed in the United States and globally;
•	the impact of ongoing U.S. healthcare reform and other similar actions undertaken by foreign governments with respect to pricing, reimbursement, taxation and rebate policies;
•

additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;
•	global regulatory, trade and tax policies;
•	the company’s ability to identify business development and growth opportunities and to successfully execute on business development strategies;
•	the company’s ability to finance and develop new products or enhancements, on commercially acceptable terms or at all;
•	the availability and pricing of acceptable raw materials and component supply;
•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing or supply difficulties;
•

the ability to protect or enforce the company’s owned or in-licensed patent or other proprietary rights (including trademarks, copyrights, trade secrets and know-how) or patents of third parties preventing or restricting the company’s manufacture, sale or use of affected products or technology;

•	the impact of any future tax liability with respect to the separation and distribution, including with respect to disposition of the Retained Shares;

•	any failure by Baxalta or Shire to satisfy its obligation under the separation agreements, including the tax matters agreement, or the Letter Agreement;
•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in certain countries in which the company operates;
•	fluctuations in foreign exchange and interest rates;
•	any changes in law concerning the taxation of income, including income earned outside the United States, which may be a part of comprehensive tax reform;
•	actions by tax authorities in connection with ongoing tax audits;
•	breaches or failures of the company’s information technology systems;
•	loss of key employees or inability to identify and recruit new employees;
•	the outcome of pending or future litigation;
•	the adequacy of the company’s cash flows from operations to meet its ongoing cash obligations and fund its investment program; and
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

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

as of December 31 (in millions, except share information)		2016	2015
Current assets	Cash and equivalents	$2,801	$2,213
	Accounts and other current receivables, net	1,691	1,731
	Inventories	1,430	1,604
	Prepaid expenses and other	602	855
	Investment in Baxalta common stock	—	5,148
	Current assets held for disposition	50	245
	Total current assets	6,574	11,796
Property, plant and equipment, net		4,289	4,386
Other assets	Goodwill	2,595	2,687
	Other intangible assets, net	1,111	1,349
	Other	977	744
	Total other assets	4,683	4,780
	Total assets	$15,546	$20,962
Current liabilities	Short-term debt	$—	$1,775
	Current maturities of long-term debt and lease obligations	3	810
	Accounts payable and accrued liabilities	2,612	2,666
	Current income taxes payable	126	453
	Current liabilities held for disposition	3	46
	Total current liabilities	2,744	5,750
Long-term debt and lease obligations		2,779	3,922
Other long-term liabilities		1,743	2,425
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2016 and 2015	683	683
	Common stock in treasury, at cost, 143,890,064 shares in 2016 and 135,839,938 shares in 2015	(7,995)	(7,646)
	Additional contributed capital	5,958	5,902
	Retained earnings	14,200	9,683
	Accumulated other comprehensive (loss) income	(4,556)	224
	Total Baxter shareholders’ equity	8,290	8,846
	Noncontrolling interests	(10)	19
	Total equity	8,280	8,865
	Total liabilities and equity	$15,546	$20,962

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

years ended December 31 (in millions, except per share data)	2016	2015	2014
Net sales	$10,163	$9,968	$10,719
Cost of sales	6,053	5,822	6,138
Gross margin	4,110	4,146	4,581
Marketing and administrative expenses	2,739	3,094	3,315
Research and development expenses	647	603	610
Operating income	724	449	656
Net interest expense	66	126	145
Other (income) expense, net	(4,296)	(105)	21
Income from continuing operations before income taxes	4,954	428	490
Income tax (benefit) expense	(12)	35	33
Income from continuing operations	4,966	393	457
(Loss) income from discontinued operations, net of tax	(1)	575	2,040
Net income	$4,965	$968	$2,497
Income from continuing operations per common share
Basic	$9.10	$0.72	$0.84
Diluted	$9.01	$0.72	$0.83
(Loss) income from discontinued operations per common share
Basic	$(0.01)	$1.06	$3.77
Diluted	$0.00	$1.04	$3.73
Net income per common share
Basic	$9.09	$1.78	$4.61
Diluted	$9.01	$1.76	$4.56
Weighted-average number of common shares outstanding
Basic	546	545	542
Diluted	551	549	547

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

years ended December 31 (in millions)	2016	2015	2014
Net income	$4,965	$968	$2,497
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax benefit of ($39) in 2016, ($107) in 2015 and ($132) in 2014	(247)	(1,094)	(1,332)
Pension and other employee benefits, net of tax (benefit) expense of ($36) in 2016, $104 in 2015 and ($193) in 2014	(97)	165	(400)
Hedging activities, net of tax (benefit) expense of ($2) in 2016, $9 in 2015 and $14 in 2014	(4)	15	24
Available-for-sale securities, net of tax expense (benefit) of zero in 2016, $6 in 2015 and ($2) in 2014	(4,432)	4,438	34
Total other comprehensive income (loss), net of tax	(4,780)	3,524	(1,674)
Comprehensive income	$185	$4,492	$823

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31 (in millions) (brackets denote cash outflows)		2016	2015	2014
Cash flows from	Net income	$4,965	$968	$2,497
operations	Adjustments to reconcile income from continuing operations to net cash from operating activities:
	Loss (income) from discontinued operations, net of tax	1	(575)	(2,040)
	Depreciation and amortization	800	759	792
	Deferred income taxes	(302)	(50)	(117)
	Stock compensation	115	126	126
	Realized excess tax benefits from stock issued under employee benefit plans	(39)	(7)	(15)
	Net periodic pension benefit and OPEB costs	116	227	219
	Business optimization items	285	130	(6)
	Net realized gains on Baxalta common stock	(4,387)	—	—
	Infusion pump and other product-related charges	(18)	(28)	93
	Other	264	42	19
	Changes in balance sheet items
	Accounts and other current receivables, net	15	(4)	(93)
	Inventories	80	(118)	(143)
	Accounts payable and accrued liabilities	(197)	236	(37)
	Business optimization and infusion pump payments	(189)	(112)	(124)
	Other	115	(341)	(17)
	Cash flows from operations – continuing operations	1,624	1,253	1,154
	Cash flows from operations – discontinued operations	30	518	2,061
	Cash flows from operations	1,654	1,771	3,215
Cash flows from	Capital expenditures	(719)	(911)	(925)
investing activities	Acquisitions and investments, net of cash acquired	(48)	(34)	(95)
	Divestitures and other investing activities	37	84	99
	Cash flows from investing activities – continuing operations	(730)	(861)	(921)
	Cash flows from investing activities – discontinued operations	15	(946)	(621)
	Cash flows from investing activities	(715)	(1,807)	(1,542)
Cash flows from	Issuances of debt	1,641	6,868	41
financing activities	Payments of obligations	(1,381)	(3,786)	(1,029)
	Debt extinguishment costs	(16)	(114)	—
	(Decrease) increase in debt with original maturities of three months or less, net	(300)	(575)	875
	Transfer of cash and equivalents to Baxalta	—	(2,122)	—
	Cash dividends on common stock	(268)	(910)	(1,095)
	Proceeds and realized excess tax benefits from stock issued under employee benefit plans	325	200	369
	Purchases of treasury stock	(292)	—	(550)
	Other	(33)	(42)	(13)
	Cash flows from financing activities	(324)	(481)	(1,402)
Effect of foreign exchange rate changes on cash and equivalents		(27)	(195)	(79)
Increase (decrease) in cash and equivalents		588	(712)	192
Cash and equivalents at beginning of year		2,213	2,925	2,733
Cash and equivalents at end of year		$2,801	$2,213	$2,925
Supplemental schedule of non-cash investing and financing activities
Net proceeds on Retained Shares transactions		$4,387	$—	$—
Payment of obligations in exchange for Retained Shares		$3,646	$—	$—
Exchange of Baxter shares with Retained Shares		$611	$—	$—
Other supplemental information
Interest paid, net of portion capitalized		$99	$178	$208
Income taxes paid		$500	$466	$726

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	2016		2015		2014
as of and for the years ended December 31 (in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance, beginning and end of year	683	$683	683	$683	683	$683
Common stock in treasury
Beginning of year	136	(7,646)	141	(7,993)	140	(7,914)
Purchases of common stock	18	(902)	—	—	8	(550)
Stock issued under employee benefit plans and other	(10)	553	(5)	347	(7)	471
End of year	144	(7,995)	136	(7,646)	141	(7,993)
Additional contributed capital
Beginning of year		5,902		5,853		5,818
Stock issued under employee benefit plans and other		43		49		35
Other		13		—		—
End of year		5,958		5,902		5,853
Retained earnings
Beginning of year		9,683		13,227		11,852
Net income		4,965		968		2,497
Dividends declared on common stock		(276)		(695)		(1,116)
Stock issued under employee benefit plans		(190)		(90)		(6)
Distribution of Baxalta		18		(3,727)		—
End of year		14,200		9,683		13,227
Accumulated other comprehensive income (loss)
Beginning of year		224		(3,650)		(1,976)
Other comprehensive income (loss)		(4,780)		3,524		(1,674)
Distribution of Baxalta		—		350		—
End of year		(4,556)		224		(3,650)
Total Baxter shareholders’ equity		$8,290		$8,846		$8,120
Noncontrolling interests
Beginning of year		$19		$36		$23
Change in noncontrolling interests		(29)		(17)		13
End of year		$(10)		$19		$36
Total equity		$8,280		$8,865		$8,156

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Baxter International Inc., through its subsidiaries, provides a broad portfolio of essential renal and hospital products, including acute and chronic dialysis; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; premixed and oncolytic injectables; biosurgery products and anesthetics; drug reconstitution systems; and pharmacy automation, software and services. The company’s global footprint and the critical nature of its products and services play a key role in expanding access to healthcare in emerging and developed countries. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and by patients at home under physician supervision. The company operates in two segments, Renal and Hospital Products, which are described in Note 17.

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

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of Baxalta Incorporated (Baxalta), to Baxter shareholders (the Distribution). The Distribution was made to Baxter’s shareholders of record as of the close of business on June 17, 2015 (the Record Date), who received one share of Baxalta common stock for each Baxter common share held as of the Record Date. As a result of the Distribution, Baxalta became an independent public company trading under the symbol “BXLT” on the New York Stock Exchange.

In 2016, Baxter disposed of its remaining 19.5% interest in Baxalta through a series of transactions including debt-for-equity exchanges, an equity-for-equity exchange and a contribution to its U.S. pension plan. As a result of these transactions, the company extinguished approximately $3.65 billion in company indebtedness, repurchased 11,526,638 Baxter shares and contributed 17,145,570 Baxalta shares to its U.S. pension plan. On June 3, 2016, Baxalta became a wholly-owned subsidiary of Shire plc (Shire).

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

Accounts Receivable and Allowance for Doubtful Accounts

In the normal course of business, the company provides credit to its customers, performs credit evaluations of these customers and maintains reserves for potential credit losses. In determining the amount of the allowance for doubtful accounts, the company considers, among other items, historical credit losses, the past-due status of receivables, payment histories and other customer-specific information. Receivables are written off when the company determines they are uncollectible. The allowance for doubtful accounts was $127 million at December 31, 2016 and $110 million at December 31, 2015.

Product Warranties

The company provides for the estimated costs relating to product warranties at the time the related revenue is recognized. The cost is determined based on actual company experience for the same or similar products, as well as other relevant information. Product warranty liabilities are adjusted based on changes in estimates.

Cash and Equivalents

Cash and equivalents include cash, certificates of deposit and money market funds with an original maturity of three months or less.

Inventories

as of December 31 (in millions)	2016	2015
Raw materials	$319	$374
Work in process	122	142
Finished goods	989	1,088
Inventories	$1,430	$1,604

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

Property, Plant and Equipment, Net

as of December 31 (in millions)	2016	2015
Land	$118	$116
Buildings and leasehold improvements	1,486	1,389
Machinery and equipment	5,551	5,414
Equipment with customers	1,297	1,238
Construction in progress	710	833
Total property, plant and equipment, at cost	9,162	8,990
Accumulated depreciation	(4,873)	(4,604)
Property, plant and equipment (PP&E), net	$4,289	$4,386

Depreciation expense is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 20 to 50 years for buildings and improvements and from three to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. Baxter capitalizes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use as part of machinery and equipment. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software, and are included in depreciation expense. Straight-line and accelerated methods of depreciation are used for income tax purposes. Depreciation expense was $632 million in 2016, $597 million in 2015 and $613 million in 2014. Depreciation expense in 2016 included accelerated depreciation of $48 million related to business optimization and separation costs.

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

Research and Development

Research and development (R&D) costs, including R&D acquired in transactions that are not business combinations, are expensed as incurred. Pre-regulatory approval contingent milestone obligations to counterparties in collaborative arrangements which include acquired R&D are expensed when the milestone is achieved. Contingent milestone payments made to such counterparties on or after regulatory approval are capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in other intangible assets, net of accumulated amortization.

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

Collaborative Arrangements

The company enters into collaborative arrangements in the normal course of business. These collaborative arrangements take a number of forms and structures, and are designed to enhance and expedite long-term sales and profitability growth. These arrangements may provide that Baxter obtain commercialization rights to a product under development, and require Baxter to make upfront payments, contingent milestone payments, profit-sharing, and/or royalty payments. Baxter may be responsible for ongoing costs associated with the arrangements, including R&D cost reimbursements to the counterparty. See above regarding the accounting treatment of upfront and contingent payments. Any royalty and profit-sharing payments during the commercialization phase are expensed as cost of sales when they become due and payable.

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

Goodwill, Intangible Assets, and Other Long-Lived Assets

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

Shipping and Handling Costs

Shipping costs, which are costs incurred to physically move product from Baxter’s premises to the customer’s premises, are classified as marketing and administrative expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. Approximately $311 million in 2016, $272 million in 2015 and $319 million in 2014 of shipping costs were classified in marketing and administrative expenses.

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

Foreign Currency Translation

Currency translation adjustments (CTA) related to foreign operations are included in other comprehensive income (OCI). For foreign operations in highly inflationary economies, translation gains and losses are included in other expense (income), net, and were not material in 2016, 2015 and 2014.

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

New Accounting Standards

Recently issued accounting standards not yet adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The updated guidance requires all tax effects related to share-based payments be recorded in income tax expense in the consolidated statement of income. Current guidance requires that the tax effects of deductions in excess of share-based compensation costs (windfall tax benefits) be recorded in additional paid-in capital, and tax deficiencies (shortfalls) be recorded in additional paid-in capital to the extent of previously recognized windfall tax benefits, with the remainder recorded in income tax expense. The new guidance also requires all tax-related cash flows resulting from share-based payments to be reported as operating activities in the consolidated statement of cash flows, rather than the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. The guidance is effective for the company beginning January 1, 2017. The impact of the standard is dependent on the timing and value of award exercises and vesting. The company has evaluated the impact of this standard on its consolidated financial statements for 2016, and determined that net income and operating cash flow for the year would have each increased by approximately $39 million if the company had adopted the new standard January 1, 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, other than those that meet the definition of a short-term lease.  This update will establish a lease asset and lease liability by lessees for those leases classified as operating under current GAAP. Leases will be classified as either operating or finance under the new guidance. Operating leases will result in straight-line expense in the income statement, similar to current operating leases, and finance leases will result in more expense being recognized in the earlier years of the lease term, similar to current capital leases.  This ASU is effective for the company beginning January 1, 2019. The company is currently evaluating the impact of this standard on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU No. 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU No. 2014-09 will be effective for the company beginning on January 1, 2018. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.  The company has completed an assessment of the new standard and is in the process of finalizing its detailed implementation plan and evaluating the disclosure requirements under the new standard.  Based on the work performed to date, the company does not expect the adoption of the new standard to have a material impact on the consolidated financial statements. The company has not finalized its transition method for adoption.

Recently adopted accounting pronouncements

As of January 1, 2016, the company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amended ASC 835-30, Interest – Imputation of Interest. This guidance requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the related debt liability. As a result of the adoption, the company reclassified debt issuance costs of $13 million from other assets to long-term debt in the company’s consolidated balance sheet as of December 31, 2015. The adoption of this guidance did not impact the company’s consolidated statements of income, comprehensive income, changes in equity or cash flows.

As of January 1, 2016, the company adopted ASU No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance on determining whether a cloud-based computer arrangement includes a software license. If it is determined that the arrangement includes a software license, then the customer is to account for that element in a manner that is consistent with the acquisition of other software licenses. If it is determined that the arrangement does not include a software license, then it is to be accounted for as a service contract. The company elected to adopt the amendments prospectively to all arrangements entered into or materially modified after the effective date. The adoption of ASU No. 2015-05 did not have a material impact on the company’s consolidated financial statements.

As of July 1, 2016, the company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230). The guidance requires that the cash payments for debt prepayment or debt extinguishment costs be classified as cash outflows for financing activities. As a result of the adoption, in the third quarter of 2016 the company reclassified certain debt repayments and debt extinguishment costs from operating to financing activities which resulted in a decrease in financing cash flows of $16 million and $124 million for 2016 and 2015, respectively. The adoption of this guidance did not impact the company’s consolidated statements of income, consolidated balance sheets, comprehensive income or changes in equity.

NOTE 2

SEPARATION OF BAXALTA INCORPORATED

After giving effect to the Distribution, the company retained 19.5% of the outstanding common stock, or 131,902,719 shares of Baxalta (Retained Shares). Effective January 27, 2016, Baxter completed a debt-for-equity exchange through the transfer of 37,573,040 Retained Shares in exchange for the extinguishment of the $1.45 billion aggregate principal amount of indebtedness outstanding under the company’s prior U.S. dollar denominated revolving credit facility, which was terminated in connection with the closing of this exchange. On March 16, 2016, the company completed a debt-for-equity exchange, in which Baxter exchanged 63,823,582 Retained Shares for the extinguishment of $2.2 billion in aggregate principal amount of Baxter indebtedness. On May 6, 2016, the company contributed 17,145,570 Retained Shares to Baxter’s U.S. pension fund. On May 26, 2016, the company completed an equity-for-equity exchange by exchanging 13,360,527 Retained Shares for 11,526,638 shares of Baxter. The company held no shares of Baxalta as of December 31, 2016. Refer to Note 10 for additional details regarding these transactions.

The following table is a summary of the operating results of Baxalta, which have been reflected as discontinued operations for the years ended December 31, 2016, 2015 and 2014.

Years ended December 31 (in millions)	2016	2015	2014
Major classes of line items constituting income from discontinued operations before income taxes
Net sales	$148	$2,895	$6,523
Cost of sales	(139)	(1,214)	(2,475)
Marketing and administrative expenses	(20)	(547)	(769)
Research and development expenses	—	(389)	(822)
Other income and expense items that are not major	1	7	105
Total (loss) income from discontinued operations before income taxes	(10)	752	2,562
Gain on disposal of discontinued operations	19	—	—
Income tax expense	10	177	522
Total (loss) income from discontinued operations	$(1)	$575	$2,040

For a portion of Baxalta’s operations, the legal transfer of Baxalta’s assets and liabilities did not occur with the separation of Baxalta on July 1, 2015 due to the time required to transfer marketing authorizations and other regulatory requirements in certain countries. Under the terms of the International Commercial Operations Agreement (ICOA), Baxalta is subject to the risks and entitled to the benefits generated by these operations and assets until legal transfer; therefore, the net economic benefit and any cash collected by these entities are transferred to Baxalta. Separation of the remaining three countries is expected to occur by 2018.

The assets and liabilities of Baxalta have been classified as held for disposition as of December 31, 2016 and 2015. These amounts consist of the following carrying amounts in each major class.

As of December 31 (in millions)	2016	2015
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts and other current receivables, net	$48	$228
Inventories	—	8
Property, plant, and equipment, net	1	2
Other	1	7
Total assets of the disposal group	$50	$245
Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$3	$46
Total liabilities of the disposal group	$3	$46

As of December 31, 2016 and 2015, Baxter recorded a liability of $46 million and $190 million, respectively, for its obligation to transfer these net assets to Baxalta. In 2016, the company transferred $161 million of net assets to Baxalta resulting in a gain of $19 million, which is recorded within income from discontinued items, net of tax.

Baxter and Baxalta entered into several additional agreements in connection with the July 1, 2015 separation, including a transition services agreement (TSA), separation and distribution agreement, manufacturing and supply agreements (MSA), tax matters agreement, an employee matters agreement, a long-term services agreement, and a shareholder’s and registration rights agreement.

Pursuant to the TSA, Baxter and Baxalta and their respective subsidiaries are providing to each other, on an interim, transitional basis, various services. Services being provided by Baxter include, among others, finance, information technology, human resources, quality supply chain and certain other administrative services. The services generally commenced on the Distribution date and are expected to terminate within 24 months (or 36 months in the case of certain information technology services) of the Distribution date. Billings by Baxter under the TSA are recorded as a reduction of the costs to provide the respective service in the applicable expense category, primarily in marketing and administrative expenses, in the consolidated statements of income. In 2016 and 2015, the company recognized approximately $101 million and $75 million, respectively, as a reduction to marketing and administrative expenses related to the TSA.

Pursuant to the MSA, Baxalta or Baxter, as the case may be, manufactures, labels, and packages products for the other party. The terms of the agreements range in initial duration from five to 10 years. In 2016 and 2015, Baxter recognized approximately $39 million and $37 million, respectively, in sales to Baxalta. In addition, in 2016 and 2015, Baxter recognized approximately $189 million and $100 million, respectively, in cost of sales related to purchases from Baxalta pursuant to the MSA. The cash flows associated with these agreements are included in cash flows from operations — continuing operations.

In December 2015, Baxter sold to Baxalta certain assets for approximately $28 million with no resulting impact to net income.

Cash inflows of $30 million were reported in cash flows from operations – discontinued operations in 2016. These relate to non-assignable tenders whereby Baxter remains the seller of Baxalta products, transactions related to importation services Baxter provides in certain countries, in addition to trade payables settled by Baxter on Baxalta’s behalf after the local separation.

NOTE 3

SUPPLEMENTAL FINANCIAL INFORMATION

Prepaid Expenses and Other

as of December 31 (in millions)	2016	2015
Prepaid value added taxes	$114	$118
Prepaid income taxes	147	302
Other	341	435
Prepaid expenses and other	$602	$855

Other Long-Term Assets

as of December 31 (in millions)	2016	2015
Deferred income taxes	$629	$354
Other long-term receivables	181	176
All other	167	214
Other long-term assets	$977	$744

Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2016	2015
Accounts payable, principally trade	$791	$716
Common stock dividends payable	70	137
Employee compensation and withholdings	542	481
Property, payroll and certain other taxes	143	166
Infusion pump reserves	—	52
Business optimization reserves	153	98
Accrued rebates	206	192
Separation-related reserves	46	190
All other	661	634
Accounts payable and accrued liabilities	$2,612	$2,666

Other Long-Term Liabilities

as of December 31 (in millions)	2016	2015
Pension and other employee benefits	$1,492	$2,041
Deferred tax liabilities	93	195
Litigation reserves	19	24
Business optimization reserves	11	18
Contingent payment liabilities	15	20
All other	113	127
Other long-term liabilities	$1,743	$2,425

Net Interest Expense

years ended December 31 (in millions)	2016	2015	2014
Interest costs	$107	$197	$237
Interest costs capitalized	(18)	(51)	(70)
Interest expense	89	146	167
Interest income	(23)	(20)	(22)
Net interest expense	$66	$126	$145

Other (Income) Expense, net

years ended December 31 (in millions)	2016	2015	2014
Foreign exchange	$(28)	$(113)	$(8)
Net loss on debt extinguishment	153	130	—
Net realized gains on Retained Shares transaction	(4,387)	—	—
Gain on litigation settlement	—	(52)	—
Gain on sale of investments and other assets	(3)	(38)	(20)
All other	(31)	(32)	49
Other (income) expense, net	$(4,296)	$(105)	$21

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

The following table is a reconciliation of basic shares to diluted shares.

years ended December 31 (in millions)	2016	2015	2014
Basic shares	546	545	542
Effect of dilutive securities	5	4	5
Diluted shares	551	549	547

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. All outstanding equity awards were dilutive as of December 31, 2016, while the computation of diluted EPS excluded 18 million and 9 million  equity awards in 2015 and 2014, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 12 for additional information regarding items impacting basic shares.

NOTE 5

ACQUISITIONS AND OTHER ARRANGEMENTS

Claris Injectables Limited

In December 2016, Baxter entered into a definitive agreement to acquire Claris Injectables Limited (Claris), a wholly owned subsidiary of Claris Lifesciences Limited, for total consideration of approximately $625 million. Upon closing, Claris will add capabilities in production of essential generic injectable medicines, such as anesthesia and analgesics, renal, anti-infectives and critical care in a variety of presentations including bags, vials and ampoules. The Boards of Directors of both companies have approved the proposed acquisition, which is expected to close in the second half of 2017. Closing of the deal is subject to satisfaction of regulatory approvals and other closing conditions, including achievement of a specified revenue target.

JW Holdings Corporation

In July 2013, Baxter entered into a collaboration agreement with JW Holdings Corporation (JW Holdings) for parenteral nutritional products containing a novel formulation of omega 3 lipids. Baxter has exclusive rights to co-develop and distribute the products globally, with the exception of Korea. In 2013, Baxter recognized an R&D charge of $25 million related to an upfront payment. As of December 31, 2016, Baxter had the potential to make future payments of up to $8 million relating to the achievement of regulatory milestones, in addition to future royalty payments.

Celerity Pharmaceuticals, LLC

In September 2013, Baxter entered into an agreement with Celerity Pharmaceutical, LLC (Celerity), a company of Water Street Healthcare Partners III, LLP, to develop certain acute care generic injectable premix and oncolytic molecules through regulatory approval. Baxter transferred its rights in these molecules to Celerity and Celerity assumed ownership and responsibility for development of the molecules. Baxter is obligated to purchase the individual product rights from Celerity if the products obtain regulatory approval. In 2015, Baxter paid $14 million to acquire the rights to cefazolin injection in GALAXY Container (2 g/100 mL). In 2016, Baxter paid approximately $23 million to acquire the rights to vancomycin injection 0.9% Sodium Chloride (Normal Saline) in 500 mg, 750 mg and 1 gram presentations. For both intangible assets, Baxter capitalized the purchase price as an intangible asset and is amortizing the asset over the estimated economic life of 12 years. As of December 31, 2016, Baxter’s estimated future payments total up to $273 million upon Celerity’s achievement of specified regulatory approvals.

NOTE 6

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table is a summary of the activity in goodwill by segment.

(in millions)	Renal	Hospital Products	Total
December 31, 2014	$445	$2,482	$2,927
Additions	—	—	—
Currency translation and other adjustments	(37)	(203)	(240)
December 31, 2015	$408	$2,279	$2,687
Additions	3	—	3
Currency translation and other adjustments	(14)	(81)	(95)
December 31, 2016	$397	$2,198	$2,595

As a result of the separation of Baxalta in July 2015, the goodwill associated with Baxter’s former BioScience segment has been eliminated. The remaining goodwill was allocated from the former Medical Products segment to the Renal and Hospital Products segments using the relative fair value approach.

As of December 31, 2016, there were no reductions in goodwill relating to impairment losses.

Other Intangible Assets, Net

The following table is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
December 31, 2016
Gross other intangible assets	$1,690	$384	$57	$2,131
Accumulated amortization	(855)	(165)	—	(1,020)
Other intangible assets, net	$835	$219	$57	$1,111
December 31, 2015
Gross other intangible assets	$1,742	$393	$86	$2,221
Accumulated amortization	(729)	(143)	—	(872)
Other intangible assets, net	$1,013	$250	$86	$1,349

Intangible asset amortization expense was $163 million in 2016, $158 million in 2015 and $169 million in 2014. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2016 is $138 million in 2017, $125 million in 2018, $121 million in 2019, $118 million in 2020 and $114 million in 2021.

In 2016, the company recorded an impairment charge of $27 million related to an indefinite-lived intangible asset (acquired IPR&D) in the company’s Renal segment relating to its in-center hemodialysis program. The asset was written down to estimated fair value and recorded in research and development expenses. Additionally, the company recorded an impairment charge of $51 million, of which $41 million related to a developed technology asset, relating to the company’s Hospital Products segment synthetic bone repair products business which was acquired from ApaTech Limited in 2010. The assets of the business were written down to estimated fair value and recorded in cost of sales.

In 2015, the company recorded impairments of approximately $10 million related to acquired IPR&D and $13 million related to developed technology.

NOTE 7

INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion Pump Charges

The company had undertaken a field corrective action with respect to the SIGMA Spectrum Infusion Pump, which is predominantly sold in the United States. The United States Food and Drug Administration (FDA) categorized the action as a Class 1 recall during the second quarter of 2014. Remediation primarily included software-related corrections and a replacement pump in a limited number of cases. In 2014, the company recorded a charge of $93 million related primarily to cash costs associated with remediation efforts and utilized $4 million in 2014. During 2015, the company refined its expectations relating to the costs associated with the remediation effort and recorded partial reversals of the cash and non-cash reserves totaling $26 million and $10 million, respectively. Additionally the company utilized $13 million of the cash reserves during 2015. In 2016, the company recorded utilization of cash and non-cash reserves of $22 million and $3 million, respectively, as well as partial reversals of cash and non-cash reserves of $11 million and $1 million, respectively. As of December 31, 2016, the remediation efforts are substantially complete and the remaining costs and reserves are considered immaterial to the company.

From 2005 through 2014, the company recorded total charges and adjustments of $863 million related to the COLLEAGUE and SYNDEO infusion pumps, including $700 million of cash costs and $163 million principally related to asset impairments.

 The following table summarizes cash activity and reserve adjustments related to the company’s COLLEAGUE and SYNDEO infusion pump reserves through December 31, 2016.

(in millions)
Charges and adjustments in 2005 through 2014	$700
Utilization in 2005 through 2014	(678)
Reserves at December 31, 2014	22
Reserve adjustments	(7)
Utilization	(8)
Reserves at December 31, 2015	7
Reserve adjustments	(4)
Utilization	(3)
Reserves at December 31, 2016	$—

As of December 31, 2016, the company has completed its field corrective actions related to the COLLEAGUE and SYNDEO infusion pumps.

Business Optimization Charges

Beginning in the second half of 2015, the company has initiated actions to transform the company’s cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through December 31, 2016 the company incurred cumulative pretax costs of $407 million related to these actions. The costs consisted primarily of employee termination, implementation costs, and accelerated depreciation. The company expects to incur additional pretax costs of approximately $390 million and capital expenditures of $90 million through the completion of these initiatives. These costs will primarily include employee termination costs, implementation costs, and accelerated depreciation. Of this amount, the company expects that approximately 10 percent of the charges will be non-cash.

In addition to the programs above, the company recorded additional net business optimization charges of $125 million in 2016. These charges primarily include employee termination costs, contract termination costs, asset impairments, and Gambro integration costs. Approximately 40% of these costs were non-cash. The company does not anticipate incurring any additional costs related to these programs in the future and expects them to be substantially completed by the end of 2017.

The company recorded the following charges related to business optimization programs in 2016, 2015, and 2014:

years ended December 31 (in millions)	2016	2015	2014
Restructuring charges, net	$285	$130	$(6)
Costs to implement business optimization programs	65	—	—
Gambro integration costs	26	73	144
Accelerated depreciation	33	—	—
Total business optimization charges	$409	$203	$138

Included in the restructuring charges for 2016 were net employee termination costs of $180 million which primarily consisted of a global workforce reduction program and $27 million related to the impairment of acquired IPR&D as described in Note 6. Restructuring charges for 2016 also included $54 million for costs associated with the discontinuation of the VIVIA home hemodialysis development program. These costs consist of contract termination costs of $21 million, asset impairments of $31 million and other exit costs of $2 million.

Included in the restructuring charges for 2015 were net employee termination costs of $83 million which primarily related to the global workforce reduction program mentioned above. Additionally, asset impairments of $13 million and $29 million were recorded related to a developed technology intangible assets and a manufacturing facility rationalization program, respectively.

Restructuring charges recorded in 2014 primarily related to employee and contract termination costs associated with legacy, non-transformational restructuring initiatives.

The company recorded the following components of restructuring costs in 2016, 2015 and 2014:

	2016
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$72	$109	$13	$194
Contract termination costs	9	5	13	27
Asset impairments	38	—	40	78
Reserve adjustments
Employee termination costs	(1)	(11)	(2)	(14)
Total restructuring charges	$118	$103	$64	$285

	2015
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$14	$86	$15	$115
Contract termination costs	$3	$2	$—	$5
Asset impairment	40	—	2	42
Reserve adjustments
Employee termination costs	(19)	(10)	(3)	(32)
Total restructuring charges	$38	$78	$14	$130

	2014
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$10	$24	$—	$34
Contract termination costs	2	6	2	10
Asset impairment	2	2	—	4
Reserve adjustments
Employee termination costs	(19)	(31)	1	(49)
Contract termination costs	(3)	—	—	(3)
Asset impairment	(2)	—	—	(2)
Total restructuring charges	$(10)	$1	$3	$(6)

Costs to implement business optimization programs in 2016 were $65 million. These costs consisted primarily of external consulting and employee salary and related costs. The costs were included within marketing and administrative and R&D expense.

Costs related to the integration of Gambro were included within marketing and administrative expense for all referenced periods.

In 2016, the company recognized accelerated depreciation, primarily associated with facilities to be closed of $33 million. The costs were recorded in cost of sales.

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserve at December 31, 2013	$244
2014 charges	44
Reserve adjustments	(54)
Utilization in 2014	(88)
CTA	(19)
Reserve at December 31, 2014	127
2015 charges	120
Reserve adjustments	(32)
Utilization in 2015	(89)
CTA	(10)
Reserve at December 31, 2015	116
2016 charges	221
Reserve adjustments	(14)
Utilization in 2016	(164)
CTA	5
Reserve at December 31, 2016	$164

Reserve adjustments primarily relate to employee termination cost reserves established in prior periods.

The company’s restructuring reserves of $164 million as of December 31, 2016 consisted of $146 million of employee termination costs and the remaining reserves related to contract termination costs. The reserves are expected to be substantially utilized by the end of 2018.

NOTE 8

DEBT, CREDIT FACILITIES AND LEASE COMMITMENTS

Debt Outstanding

At December 31, 2016 and 2015, the company had the following debt outstanding:

as of December 31 (in millions)	2016	2015
Line of credit	$—	$1,450
Commercial paper	—	300
Other short-term debt	—	25
Short-term debt	$—	$1,775

as of December 31 (in millions)	Effective interest rate in 2016[1]	2016[2]	2015[2]
5.9% notes due 2016	5.8%	—	301
0.95% notes due 2016	1.2%	—	500
1.85% notes due 2017	2.1%	—	499
5.375% notes due 2018	5.7%	—	501
1.85% notes due 2018	2.1%	—	747
4.5% notes due 2019	4.5%	—	530
4.25% notes due 2020	4.2%	—	299
Variable-rate loan due 2020	1.0%	294	281
1.7% notes due 2021	1.6%	397	—
2.40% notes due 2022	2.5%	208	211
3.2% notes due 2023	3.1%	—	146
2.6% notes due 2026	2.2%	744	—
7.65% debentures due 2027	7.7%	5	5
6.625% debentures due 2028	6.7%	99	100
6.25% notes due 2037	5.8%	265	265
3.65% notes due 2042	3.7%	6	6
4.5% notes due 2043	4.5%	255	255
3.5% notes due 2046	3.0%	439	—
Other	—	70	86
Total debt and capital lease obligations		2,782	4,732
Current portion		(3)	(810)
Long-term portion		$2,779	$3,922

[1]	Excludes the effect of any related interest rate swaps.
[2]	Book values include any discounts, premiums and adjustments related to hedging instruments.

Significant Debt Issuances

In August 2016, Baxter issued senior notes with a total aggregate principal amount of $1.6 billion, comprised of $400 million at a fixed coupon rate of 1.70% due in August 2021, $750 million at a fixed coupon rate of 2.60% due in August 2026 and $450 million at a fixed coupon rate of 3.50% due in August 2046.

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

Debt Redemption

In September 2016, Baxter redeemed an aggregate of approximately $1 billion in principal amount of its 1.850% Senior Notes due 2017, 1.850% Senior Notes due 2018, 5.375% Senior Notes due 2018, 4.500% Senior Notes due 2019, 4.250% Senior Notes due 2020 and 3.200% Senior Notes due 2023. Baxter paid approximately $1 billion, including accrued and unpaid interest and tender premium, to redeem such notes. As a result of the debt redemptions, the company recognized a loss on extinguishment of debt in the third quarter of 2016 of approximately $52 million, which is included in other (income) expense, net.

Debt-for-Equity Exchanges

As of December 31, 2015, the company had drawn $1.45 billion under its $1.8 billion U.S. dollar-denominated revolving credit facility at a weighted average interest rate of 1.41%. On January 27, 2016, Baxter exchanged Retained Shares for the extinguishment of $1.45 billion aggregate principal amount outstanding under its $1.8 billion U.S. dollar-denominated revolving credit facility. This exchange extinguished the indebtedness under the facility, which was terminated in connection with such debt-for-equity exchange. There were no material prepayment penalties or breakage costs associated with the termination of the facility. Baxter recognized a net realized gain of $1.25 billion related to the Retained Shares exchanged, which is included in other (income) expense, net in 2016.

On March 16, 2016, the company exchanged Retained Shares for the extinguishment of approximately $2.2 billion in principal amount of its 0.950% Notes due May 2016, 5.900% Notes due August 2016, 1.850% Notes due January 2017, 5.375% Notes due May 2018, 1.850% Notes due June 2018, 4.500% Notes due August 2019 and 4.250% Notes due February 2020 purchased by certain third party purchasers in the previously announced debt tender offers. As a result, the company recognized a net loss on extinguishment of debt totaling $101 million and a net realized gain of $2.0 billion on the Retained Shares exchanged, which are included in other (income) expense, net in 2016.

Debt Maturities

In the second quarter of 2016, the company repaid the $190 million outstanding balance of its 0.95% senior unsecured notes that matured in June 2016. In the third quarter of 2016, the company repaid the $130 million outstanding balance of its 5.9% senior unsecured notes that matured in September 2016.

Debt Tender Offer

On July 6, 2015 and July 21, 2015 the company purchased an aggregate of approximately $2.7 billion in principal amount of its 5.900% Notes due September 2016, 6.625% Debentures due February 2028, 6.250% Notes due December 2037, 3.650% Notes due August 2042, 4.500% Notes due June 2043, 3.200% Notes due June 2023, and 2.400% Notes due August 2022 pursuant to a debt tender offer. Baxter paid approximately $2.9 billion, including accrued and unpaid interest and tender premium, to purchase such notes. As a result of the debt tender offers the company recognized a loss on extinguishment of debt in the third quarter of 2015 of $130 million, which is included in other (income) expense, net within the Consolidated Statements of Income.

Credit Facilities

Effective July 1, 2015, the company terminated its $1.5 billion U.S. dollar-denominated revolving credit facility and €300 million Euro denominated revolving credit facility and entered into credit agreements providing for a senior U.S. dollar-denominated revolving credit facility in an aggregate principal amount of up to $1.5 billion maturing in 2020, as well as a Euro-denominated senior revolving credit facility in an aggregate principal amount of up to €200 million maturing in 2020. As of December 31, 2016 there were zero  borrowings outstanding under the company’s revolving credit facilities. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio and maximum interest coverage ratio.

The company also maintains other credit arrangements, which totaled $271 million at December 31, 2016 and $307 million at December 31, 2015. There were no borrowings outstanding under these arrangements at December 31, 2016 and $25 million of borrowings outstanding at December 31, 2015.

At December 31, 2016, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting any of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Commercial Paper

During 2016, the company issued and redeemed commercial paper, and no commercial paper was outstanding at December 31, 2016. There was a balance of $300 million outstanding at December 31, 2015 with a weighted-average interest rate of 0.6%.

Leases

The company leases certain facilities and equipment under capital and operating leases expiring at various dates. The leases generally provide for the company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Most of the operating leases contain renewal options. For the years ending December 31, 2016, 2015, and 2014 operating lease rent expense was $174 million, $184 million and $203 million, respectively.

Future Minimum Lease Payments and Debt Maturities

as of and for the years ended December 31 (in millions)	Operating leases	Debt maturities and capital leases
2017	$129	$3
2018	108	3
2019	85	3
2020	67	297
2021	58	403
Thereafter	216	2,085
Total obligations and commitments	663	2,794
Discounts, premiums, and adjustments relating to hedging instruments	—	(12)
Total debt and lease obligations	$663	$2,782

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

The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Swedish Krona, Mexican Peso and New Zealand Dollar. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from foreign exchange. Financial market and currency volatility may limit the company’s ability to cost-effectively hedge these exposures.

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

The notional amounts of foreign exchange contracts were $561 million and $378 million as of December 31, 2016 and 2015, respectively. The company did not have any interest rate contracts designated as cash flow hedges outstanding at December 31, 2016 and 2015. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2016 is 12 months.

Fair Value Hedges

The company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These instruments hedge the company’s earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.

The total notional amount of interest rate contracts designated as fair value hedges was $200 million and $1.3 billion as of December 31, 2016 and 2015, respectively.

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

There were no hedge dedesignations in 2016, 2015 or 2014 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In 2016, the company terminated a total notional value of $765 million of interest rate contracts in connection with the March 2016 debt tender offers, resulting in a $34 million reduction to the debt extinguishment loss. In 2015, the company terminated $1.65 billion of interest rate contracts in connection with the July debt tender offers, which resulted in a $33 million reduction to the debt extinguishment loss. There were no fair value hedges terminated during 2014.

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

The total notional amount of undesignated derivative instruments was $822 million as of December 31, 2016 and $580 million as of December 31, 2015.

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on the company’s derivative instruments for the years ended December 31, 2016, 2015, and 2014.

	Gain (loss) recognized in OCI			Location of gain (loss) in	Gain (loss) reclassified from AOCI into income
(in millions)	2016	2015	2014	income statement	2016	2015	2014
Cash flow hedges
Interest rate contracts	$—	$—	$—	Other (income) expense, net	$9	$—	$(1)
Foreign exchange contracts	—	(1)	1	Net sales	—	—	1
Foreign exchange contracts	1	4	51	Cost of sales	(3)	47	13
Total	$1	$3	$52		$6	$47	$13

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2016	2015	2014
Fair value hedges
Interest rate contracts	Net interest expense	$9	$(43)	$68
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$4	$(13)	$49

For the company’s fair value hedges, equal and offsetting losses of $9 million, gains of $43 million and losses of $68 million were recognized in net interest expense in 2016, 2015 and 2014, respectively, as adjustments to the underlying hedged items, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the year ended December 31, 2016 was not material.

The following table summarizes net-of-tax activity in AOCI, a component of shareholders’ equity, related to the company’s cash flow hedges.

as of and for the years ended December 31 (in millions)	2016	2015	2014
Accumulated other comprehensive income (loss) balance at beginning of year	$7	$34	$10
Gain in fair value of derivatives during the year	1	4	32
Amount reclassified to earnings during the year	(5)	(31)	(8)
Accumulated other comprehensive income balance at end of year	$3	$7	$34

As of December 31, 2016, $3 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair value amounts of derivative instruments reported in the consolidated balance sheet as of December 31, 2016.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$7	Other long-term liabilities	$—
Foreign exchange contracts	Prepaid expenses and other	22	Accounts payable and accrued liabilities	1
Total derivative instruments designated as hedges		$29		$1
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$1	Accounts payable and accrued liabilities	$2
Total derivative instruments		$30		$3

The following table summarizes the classification and fair value amounts of derivative instruments reported in the consolidated balance sheet as of December 31, 2015.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$46	Other long-term liabilities	$—
Foreign exchange contracts	Prepaid expenses and other	9	Accounts payable and accrued liabilities	1
Total derivative instruments designated as hedges		$55		$1
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$1	Accounts payable and accrued liabilities	$1
Total derivative instruments		$56		$2

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

	December 31, 2016		December 31, 2015
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$30	$3	$56	$2
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(3)	(3)	(2)	(2)
Total	$27	$—	$54	$—

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

The following is a summary of the activity relating to the securitization arrangement.

as of and for the years ended December 31 (in millions)	2016	2015	2014
Sold receivables at beginning of year	$81	$104	$114
Proceeds from sales of receivables	348	361	464
Cash collections (remitted to the owners of the receivables)	(367)	(384)	(459)
Effect of currency exchange rate changes	6	—	(15)
Sold receivables at end of year	$68	$81	$104

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, which have experienced deterioration in credit and economic conditions. As of December 31, 2016 and 2015, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $137 million and $211 million, respectively.

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

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$23	$—	$23	$—
Interest rate hedges	7	—	7	—
Available-for-sale securities	9	9	—	—
Total assets	$39	$9	$30	$—
Liabilities
Foreign currency hedges	$3	$—	$3	$—
Contingent payments related to acquisitions	19	—	—	19
Total liabilities	$22	$—	$3	$19

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$10	$—	$10	$—
Interest rate hedges	46	—	46	—
Available-for-sale securities	5,162	14	5,148	—
Total assets	$5,218	$14	$5,204	$—
Liabilities
Foreign currency hedges	$2	$—	$2	$—
Contingent payments related to acquisitions	20	—	—	20
Total liabilities	$22	$—	$2	$20

As of December 31, 2016, cash and equivalents of $2.8 billion included money market funds of approximately $1.4 billion, which would be considered Level 2 in the fair value hierarchy.

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The investment in the Retained Shares of $5.1 billion as of December 31, 2015 was categorized as a Level 2 security as these securities were not registered as of that date. The value of this investment is based on Baxalta’s common stock price as of December 31, 2015, which represents an identical equity instrument registered under the Securities Act of 1933, as amended. The company disposed of the remainder of its Retained Shares in Baxalta in the first half of 2016, as described below. The majority of the derivatives entered into by the company are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs are considered observable and vary depending on the type of derivative, and include contractual terms, interest rate yield curves, foreign exchange rates and volatility.

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

(in millions)	Contingent payments
Fair value as of December 31, 2014	$45
Additions	—
Payments	(3)
Net gains recognized in earnings	(22)
Fair value as of December 31, 2015	20
Additions	—
Payments	(1)
Net gains recognized in earnings	—
Fair value as of December 31, 2016	$19

The following table provides information relating to the company’s investments in available-for-sale equity securities.

(in millions)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2016	$13	$—	$4	$9
December 31, 2015	$732	$4,430	$—	$5,162

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

	Book values		Approximate fair values
as of December 31 (in millions)	2016	2015	2016	2015
Assets
Investments	$31	$21	$31	$21
Liabilities
Short-term debt	—	1,775	—	1,775
Current maturities of long-term debt and lease obligations	3	810	3	818
Long-term debt and lease obligations	2,779	3,922	2,756	4,077

The following table summarizes the bases used to measure the approximate fair value of the financial instruments as of December 31, 2016 and 2015.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$31	$—	$—	$31
Total assets	$31	$—	$—	$31
Liabilities
Short-term debt	$—	$—	$—	$—
Current maturities of long-term debt and lease obligations	3	—	3	—
Long-term debt and lease obligations	2,756	—	2,756	—
Total liabilities	$2,759	$—	$2,759	$—

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$21	$—	$2	$19
Total assets	$21	$—	$2	$19
Liabilities
Short-term debt	$1,775	$—	$1,775	$—
Current maturities of long-term debt and lease obligations	818	—	818	—
Long-term debt and lease obligations	4,077	—	4,077	—
Total liabilities	$6,670	$—	$6,670	$—

Investments in 2016 and 2015 include certain cost method investments and held-to-maturity debt securities.

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

In 2016, the company recorded net $4.4 billion of realized gains within other expense (income), net related to exchanges of available-for-sale equity securities, which represented gains from the Retained Shares transactions. On May 6, 2016, Baxter made a voluntary non-cash contribution of 17,145,570 Retained Shares to the company’s U.S. pension fund. The company recorded $611 million of realized gains within other (income) expense, net related to the contribution of Retained Shares. On May 26, 2016, Baxter completed an exchange of 13,360,527 Retained Shares for 11,526,638 outstanding shares of Baxter common stock. The company recorded $537 million of realized gains within other (income) expense, net related to the exchange of the Retained Shares. The company held no shares of Baxalta as of December 31, 2016. Refer to the debt-for-equity exchange section in Note 8 for discussion related to the first quarter 2016 Retained Shares transactions. In 2015, the company recorded income of $38 million, in other expense (income), net related to equity method investments, which primarily represented gains from the sale of certain investments as well as distributions from funds that sold portfolio companies.

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

Approved in 2015, the Baxter International Inc. 2015 Incentive Plan provided for 35 million additional shares of common stock available for issuance with respect to awards for participants. As of December 31, 2016, approximately 46 million authorized shares are available for future awards under the company’s stock-based compensation plans.

Stock Compensation Expense

Stock compensation expense was $115 million, $126 million and $126 million  in 2016, 2015 and 2014, respectively. The related tax benefit recognized was $34 million in 2016, $38 million in 2015 and $41 million in 2014.

Stock compensation expense is recorded at the corporate level and is not allocated to the segments. Approximately 70% of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of sales and R&D expenses. Costs capitalized in the consolidated balance sheets at December 31, 2016 and 2015 were not material.

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

The fair value of stock options is determined using the Black-Scholes model. The weighted-average assumptions used in estimating the fair value of stock options granted during each year, along with the weighted-average grant-date fair values, were as follows:

years ended December 31	2016	2015	2014
Expected volatility	20%	20%	24%
Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate	1.4%	1.7%	1.7%
Dividend yield	1.2%	2.9%	2.8%
Fair value per stock option	$7	$9	$12

The following table summarizes stock option activity for the year ended December 31, 2016 and the outstanding stock options as of December 31, 2016.

(options and aggregate intrinsic values in thousands)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 1, 2016	35,799	$34.16
Granted	6,939	$39.70
Exercised	(7,705)	$31.50
Forfeited	(1,831)	$38.14
Expired	(126)	$32.87
Outstanding as of December 31, 2016	33,076	$35.73	6.2	$284,821
Vested or expected to vest as of December 31, 2016	32,502	$35.67	6.2	$281,976
Exercisable as of December 31, 2016	18,707	$33.71	4.7	$198,873

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last trading day of the year. The total intrinsic value of options exercised in 2016, 2015 and 2014 were $162 million, $43 million and $114 million, respectively.

As of December 31, 2016, $45 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.3 years.

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

The following table summarizes nonvested RSU activity for the year ended December 31, 2016.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested RSUs as of January 1, 2016	3,078	$37.62
Granted	1,229	$40.32
Vested	(1,271)	$23.14
Forfeited	(338)	$33.20
Nonvested RSUs as of December 31, 2016	2,698	$32.90

As of December 31, 2016 $49 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 1.4 years. The weighted-average grant-date fair value of RSUs in 2016, 2015 and 2014 was $40.32, $66.65 and $71.22, respectively. The fair value of RSUs vested in 2016, 2015 and 2014 was $50 million, $73 million and $62 million, respectively.

PSUs

The company’s annual equity awards stock compensation program for senior management includes the issuance of PSUs based on adjusted operating margin, ROIC, as well as market conditions. The vesting condition for adjusted operating margin or ROIC PSUs is set at the beginning of the year for each tranche of the award during the three-year service period. Compensation cost for the adjusted operating margin or ROIC PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each tranche of the award are established. The fair value of the awards is determined based on the quoted price of the company’s stock on the grant date for each tranche of the award. The compensation cost for adjusted operating margin or ROIC PSUs is adjusted at each reporting date to reflect the estimated probability of achieving the vesting condition.

The fair value for PSUs based on market conditions is determined using a Monte Carlo model. The assumptions used in estimating the fair value of these PSUs granted during the period, along with the grant-date fair values, were as follows:

years ended December 31	2016	2015	2014
Baxter volatility	20%	19%	20%
Peer group volatility	17%-51%	16%-38%	13%-58%
Correlation of returns	0.22-0.73	0.24-0.55	0.23-0.66
Risk-free interest rate	1.0%	1.1%	0.7%
Fair value per PSU	$51	$46	$57

Unrecognized compensation cost related to all unvested PSUs of $9 million at December 31, 2016 is expected to be recognized as expense over a weighted-average period of 1.9 years.

The following table summarizes nonvested PSU activity for the year ended December 31, 2016.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested PSUs as of January 1, 2016	300	$36.11
Granted	282	$45.83
Vested	(260)	$34.42
Forfeited	(44)	$42.27
Nonvested PSUs as of December 31, 2016	278	$46.82

Realized Excess Income Tax Benefits and the Impact on the Statements of Cash Flows

Realized excess tax benefits associated with stock compensation are presented in the consolidated statements of cash flows as an outflow within the operating section and an inflow within the financing section. Realized excess tax benefits from stock-based compensation related to continuing operations were $39 million, $7 million and $15 million in 2016, 2015 and 2014, respectively.

Employee Stock Purchase Plan

Nearly all employees are eligible to participate in the company’s employee stock purchase plan. The employee purchase price is 85% of the closing market price on the purchase date.

The Baxter International Inc. Employee Stock Purchase Plan provides for 10 million shares of common stock available for issuance to eligible participants, of which approximately five million shares were available for future purchases as of December 31, 2016.

During 2016, 2015, and 2014, the company issued approximately 1.0 million, 1.1 million and 0.8 million shares, respectively, under the employee stock purchase plan. The number of shares under subscription at December 31, 2016 totaled approximately 1.0 million.

Cash Dividends

Total cash dividends declared per common share for 2016, 2015, and 2014 were $0.51, $1.27 and $2.05, respectively.

A quarterly dividend of $0.115 per share ($0.46 on an annualized basis) was declared in February 2016 and was paid in April 2016. Quarterly dividends of $0.13 per share ($0.52 on an annualized basis) were declared in May and August of 2016 and were paid in June and October of 2016, respectively. Baxter’s board of directors declared a quarterly dividend of $0.13 per share in November of 2016, which was paid in January of 2017.

Stock Repurchase Programs

As authorized by the board of directors, the company repurchases its stock depending on the company’s cash flows, net debt level and market conditions. The company repurchased 6.3 million shares for $287 million in cash in 2016 and 8 million shares for $600 million in cash in 2014. The company did not repurchase shares in 2015. In July 2012, the board of directors authorized the repurchase of up to $2 billion of the company’s common stock. The board of directors increased this authority by an additional $1.5 billion in November 2016. $1.7 billion remained available as of December 31, 2016.

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

In the second quarter of 2016, the company made a $706 million voluntary, non-cash contribution to the qualified U.S. pension plan using Retained Shares. Refer to Note 2 for additional information regarding Retained Share transactions.

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

	Pension benefits		OPEB
as of and for the years ended December 31 (in millions)	2016	2015	2016	2015
Benefit obligations
Beginning of period	$5,423	$6,331	$266	$551
Service cost	93	128	2	4
Interest cost	183	211	8	14
Participant contributions	5	7	—	—
Actuarial (gain)/loss	298	(105)	10	(261)
Benefit payments	(234)	(214)	(20)	(21)
Settlements	(6)	(3)	—	—
Plan amendments	—	(2)	(23)	—
Separation of Baxalta	—	(821)	—	(21)
Foreign exchange and other	(45)	(109)	—	—
End of period	5,717	5,423	243	266
Fair value of plan assets
Beginning of period	3,698	4,197	—	—
Actual return on plan assets	309	(41)	—	—
Employer contributions	752	157	20	21
Participant contributions	5	7	—	—
Benefit payments	(234)	(214)	(20)	(21)
Settlements	(6)	(3)	—	—
Separation of Baxalta	—	(347)	—	—
Foreign exchange and other	(23)	(58)	—	—
End of period	4,501	3,698	—	—
Funded status at December 31	$(1,216)	$(1,725)	$(243)	$(266)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$42	$47	$—	$—
Current liability	(23)	(22)	(19)	(19)
Noncurrent liability	(1,235)	(1,750)	(224)	(247)
Net liability recognized at December 31	$(1,216)	$(1,725)	$(243)	$(266)

Accumulated Benefit Obligation Information

The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of the company’s pension plans was $5.4 billion and $5.1 billion at the 2016 and 2015 measurement dates, respectively.

The information in the funded status table above represents the totals for all of the company’s pension plans. The following table is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

as of December 31 (in millions)	2016	2015
ABO	$5,153	$4,855
Fair value of plan assets	4,190	3,374

The following table is information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets, and are therefore also included in the table directly above).

as of December 31 (in millions)	2016	2015
PBO	$5,523	$5,244
Fair value of plan assets	4,265	3,472

Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(in millions)	Pension benefits	OPEB
2017	$237	$19
2018	246	20
2019	261	19
2020	270	18
2021	282	18
2022 through 2026	1,566	78
Total expected net benefit payments for next 10 years	$2,862	$172

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

The following table is a summary of the pre-tax losses included in AOCI at December 31, 2016 and December 31, 2015.

(in millions)	Pension benefits	OPEB
Actuarial loss (gain)	$1,885	$(89)
Prior service credit and transition obligation	(5)	(103)
Total pre-tax loss recognized in AOCI at December 31, 2016	$1,880	$(192)
Actuarial loss (gain)	$1,762	$(107)
Prior service credit and transition obligation	(5)	(94)
Total pre-tax loss recognized in AOCI at December 31, 2015	$1,757	$(201)

Refer to Note 14 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following table is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

years ended December 31 (in millions)	2016	2015	2014
Gain (loss) arising during the year, net of tax expense (benefit) of ($72) in 2016, $44 in 2015 and ($240) in 2014	$(191)	$45	$(494)
Distribution to Baxalta, net of tax expense of $73	—	198	—
Amortization of loss to earnings, net of tax expense of $36 in 2016, $61 in 2015 and $47 in 2014	94	120	94
Pension and other employee benefits (loss) gain	$(97)	$363	$(400)

In 2016 and 2015, OCI activity for pension and OPEB plans was primarily related to actuarial gains and losses. In 2014, OCI activity for pension and OPEB plans was related to actuarial losses as well as the OPEB plan amendment referenced above.

Amounts Expected to be Amortized from AOCI to Net Periodic Benefit Cost in 2017

With respect to the AOCI balance at December 31, 2016, the following table is a summary of the pre-tax amounts expected to be amortized to net periodic benefit cost in 2017.

(in millions)	Pension benefits	OPEB
Actuarial loss/(gain)	$162	$(11)
Prior service credit and transition obligation	—	(15)
Total pre-tax amount expected to be amortized from AOCI to net pension and OPEB cost in 2017	$162	$(26)

Net Periodic Benefit Cost – Continuing Operations

years ended December 31 (in millions)	2016	2015	2014
Pension benefits
Service cost	$93	$128	$130
Interest cost	183	211	242
Expected return on plan assets	(298)	(270)	(269)
Amortization of net losses and other deferred amounts	149	192	144
Settlement losses	2	2	1
Net pension costs related to discontinued operations	—	(43)	(55)
Net periodic pension benefit cost	$129	$220	$193
OPEB
Service cost	$2	$4	$5
Interest cost	8	14	25
Amortization of net loss and prior service credit	(19)	(11)	(3)
Curtailment	(4)	—	—
Net OPEB costs related to discontinued operations	—	—	(1)
Net periodic OPEB cost	$(13)	$7	$26

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	Pension benefits		OPEB
	2016	2015	2016	2015
Discount rate
U.S. and Puerto Rico plans	4.09%	4.36%	3.89%	4.12%
International plans	2.05%	2.60%	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.75%	3.75%	n/a	n/a
International plans	3.08%	3.37%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	6.25%	6.50%
Rate decreased to	n/a	n/a	5.00%	5.00%
by the year ended	n/a	n/a	2022	2022

The assumptions above, which were used in calculating the December 31, 2016 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2017.

Effective January 1, 2016, the company changed its approach used to calculate the service and interest components of net periodic benefit cost. Previously, the company calculated the service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The company has elected an alternative approach that utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The company believes this approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The company accounted for this change prospectively as a change in estimate.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	Pension benefits			OPEB
	2016	2015	2014	2016	2015	2014
Discount rate
U.S. and Puerto Rico plans	4.36%	4.00%	4.85%	4.12%	3.95%	4.90%
International plans	2.60%	2.26%	3.41%	n/a	n/a	n/a
Expected return on plan assets
U.S. and Puerto Rico plans	7.00%	7.25%	7.50%	n/a	n/a	n/a
International plans	6.07%	6.20%	6.02%	n/a	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.75%	3.76%	3.80%	n/a	n/a	n/a
International plans	3.37%	3.33%	3.29%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	6.50%	6.00%	6.25%
Rate decreased to	n/a	n/a	n/a	5.00%	5.00%	5.00%
by the year ended	n/a	n/a	n/a	2022	2019	2019

The 2015 actuarial gain for the OPEB plan was primarily related to adjustments to the assumptions for retirees who are age 65 and older and receive a subsidy to be utilized on a medical insurance exchange.

The company establishes the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on the company’s asset allocation), as well as an analysis of current market and economic information and future expectations. The company plans to use a 6.50% assumption for its U.S. and Puerto Rico plans for 2017.

Effect of a One-Percent Change in Assumed Healthcare Cost Trend Rate on the OPEB Plan

	One percent increase		One percent decrease
years ended December 31 (in millions)	2016	2015	2016	2015
Effect on total of service and interest cost components of OPEB cost	$—	$1	$—	$(1)
Effect on OPEB obligation	$—	$1	$—	$(4)

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

The investment committee’s policies and procedures include the following:

•	Ability to pay all benefits when due;
•	Targeted long-term performance expectations relative to applicable market indices, such as Russell, MSCI EAFE, and other indices;
•	Targeted asset allocation percentage ranges (summarized below), and periodic reviews of these allocations;
•	Diversification of assets among third-party investment managers, and by geography, industry, stage of business cycle and other measures;

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

Plan assets are managed in a balanced portfolio comprised of two major components:  return-seeking investments and liability hedging investments. The target allocations for plan assets are 53% in return-seeking investments and 46% in liability hedging investments and other holdings. The documented policy includes an allocation range based on each individual investment type within the major components that allows for a variance from the target allocations of approximately two to five percentage points depending on the investment type. Return-seeking investments primarily include common stock of U.S. and international companies, common/collective trust funds, mutual funds, and partnership investments. Liability hedging investments and other holdings primarily include cash, money market funds with an original maturity of three months or less, U.S. and foreign government and governmental agency issues, corporate bonds, municipal securities, hedge funds, derivative contracts and asset-backed securities.

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

The following tables summarize the bases used to measure the pension plan assets and liabilities that are carried at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at NAV
Assets
Fixed income securities
Cash and cash equivalents	$443	$16	$427	$—	$—
U.S. government and government agency issues	457	—	457	—	—
Corporate bonds	850	13	837	—	—
Equity securities
Common stock:
Large cap	545	545	—	—	—
Mid cap	371	371	—	—	—
Small cap	94	94	—	—	—
Total common stock	1,010	1,010	—	—	—
Mutual funds	336	118	218	—	—
Common/collective trust funds	900	—	143	6	751
Partnership investments	388	—	—	—	388
Other holdings	117	10	97	10	—
Collateral held on loaned securities	126	—	126	—	—
Liabilities
Collateral to be paid on loaned securities	(126)	(37)	(89)	—	—
Fair value of pension plan assets	$4,501	$1,130	$2,216	$16	$1,139

		Basis of fair value measurement
(in millions)	Balance at December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at NAV
Assets
Fixed income securities
Cash and cash equivalents	$166	$32	$134	$—	$—
U.S. government and government agency issues	347	—	347	—	—
Corporate bonds	632	—	632	—	—
Equity securities
Common stock:
Large cap	880	880	—	—	—
Mid cap	359	359	—	—	—
Small cap	111	111	—	—	—
Total common stock	1,350	1,350	—	—	—
Mutual funds	328	112	216	—	—
Common/collective trust funds	565	—	131	6	428
Partnership investments	209	—	—	—	209
Other holdings	101	4	95	2	—
Collateral held on loaned securities	208	—	208	—	—
Liabilities
Collateral to be paid on loaned securities	(208)	(60)	(148)	—	—
Fair value of pension plan assets	$3,698	$1,438	$1,615	$8	$637

The following table is a reconciliation of changes in fair value measurements that used significant unobservable inputs (Level 3).

(in millions)	Total	Common/collective trust funds	Other holdings
Balance at December 31, 2014	$8	$6	$2
Actual return on plan assets still held at year end	—	—	—
Actual return on plan assets sold during the year	—	—	—
Purchases, sales and settlements	—	—	—
Balance at December 31, 2015	8	6	2
Actual return on plan assets still held at year end	—	—	—
Actual return on plan assets sold during the year	—	—	—
Purchases, sales and settlements	8	—	8
Balance at December 31, 2016	$16	$6	$10

The assets and liabilities of the company’s pension plans are valued using the following valuation methods:

Investment category	Valuation methodology

Cash and cash equivalents	These largely consist of a short-term investment fund, U.S. Dollars and foreign currency. The fair value of the short-term investment fund is based on the net asset value

U.S. government and government agency issues	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Corporate bonds	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges

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

Expected Pension and OPEB Plan Funding

The company’s funding policy for its pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by the company, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. The company has no obligation to fund its principal plans in the United States in 2017. The company continually reassesses the amount and timing of any discretionary contributions. The company expects to make a contribution of at least $20 million to its Puerto Rico pension plan and at least a $40 million contribution to its foreign pension plans in 2017. The company expects to have net cash outflows relating to its OPEB plan of approximately $19 million in 2017.

The following table details the funded status percentage of the company’s pension plans as of December 31, 2016, including certain plans that are unfunded in accordance with the guidelines of the company’s funding policy outlined above.

	United States and Puerto Rico		International
as of December 31, 2016 (in millions)	Qualified plans	Nonqualified plan	Funded plans	Unfunded plans	Total
Fair value of plan assets	$3,828	n/a	$673	n/a	$4,501
PBO	4,296	$214	843	$363	5,716
Funded status percentage	89%	n/a	80%	n/a	79%

U.S. Defined Contribution Plan

Most U.S. employees are eligible to participate in a qualified defined contribution plan. Expense recognized by the company was $50 million in 2016, $46 million in 2015 and $54 million in 2014.

NOTE 14

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with stockholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale equity securities. The following table is a net-of-tax summary of the changes in AOCI by component for the years ended December 31, 2016 and 2015.

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale securities	Total
Gains (losses)
Balance as of December 31, 2015	$(3,191)	$(1,064)	$7	$4,472	$224
Other comprehensive income before reclassifications	(247)	(191)	1	104	(333)
Amounts reclassified from AOCI	—	94	(5)	(4,536)	(4,447)
Net other comprehensive (loss) income	(247)	(97)	(4)	(4,432)	(4,780)
Balance as of December 31, 2016	$(3,438)	$(1,161)	$3	$40	$(4,556)

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale securities	Total
Gains (losses)
Balance as of December 31, 2014	$(2,323)	$(1,427)	$34	$66	$(3,650)
Other comprehensive income before reclassifications	(1,094)	45	46	4,461	3,458
Amounts reclassified from AOCI	—	120	(31)	(23)	66
Net other comprehensive (loss) income	(1,094)	165	15	4,438	3,524
Distribution to Baxalta	226	198	(42)	(32)	350
Balance as of December 31, 2015	$(3,191)	$(1,064)	$7	$4,472	$224

The following table is a summary of the amounts reclassified from AOCI to net income during the years ended December 31, 2016 and 2015.

	Amounts reclassified from AOCI (a)
(in millions)	2016	2015	Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other(b)	$(130)	$(181)
	(130)	(181)	Total before tax
	36	61	Tax benefit
	$(94)	$(120)	Net of tax
Gains (losses) on hedging activities
Interest rate contracts	$9	$—	Other (income) expense, net
Foreign exchange contracts	(3)	47	Cost of sales
	6	47	Total before tax
	(1)	(16)	Tax expense
	$5	$31	Net of tax
Available-for-sale securities
Gain on available-for-sale equity securities	$4,536	$38	Other (income) expense, net
	4,536	38	Total before tax
	—	(15)	Tax benefit
	$4,536	$23	Net of tax
Total reclassification for the period	$4,447	$(66)	Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 13.

Refer to Note 9 for additional information regarding hedging activity and Note 13 for additional information regarding the amortization of pension and other employee benefits items.

NOTE 15

INCOME TAXES

Income from Continuing Operations Before Income Tax Expense by Category

years ended December 31 (in millions)	2016	2015	2014
United States	$3,906	$(738)	$(803)
International	1,048	1,166	1,293
Income from continuing operations before income taxes	$4,954	$428	$490

Income Tax Expense Related to Continuing Operations

years ended December 31 (in millions)	2016	2015	2014
Current
United States
Federal	$10	$(251)	$(305)
State and local	(3)	(6)	(44)
International	282	345	398
Current income tax expense	289	88	49
Deferred
United States
Federal	(286)	(9)	63
State and local	3	(20)	7
International	(18)	(24)	(86)
Deferred income tax expense	(301)	(53)	(16)
Income tax (benefit) expense	$(12)	$35	$33

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2016	2015
Deferred tax assets
Accrued expenses	$377	$389
Retirement benefits	411	352
Tax credits and net operating losses	747	547
Valuation allowances	(150)	(135)
Total deferred tax assets	1,385	1,153
Deferred tax liabilities
Subsidiaries’ unremitted earnings	145	147
Asset basis differences	704	847
Total deferred tax liabilities	849	994
Net deferred tax asset	$536	$159

At December 31, 2016, the company had U.S. operating loss carryforwards totaling $887 million and tax credit carryforwards totaling $332 million. The U.S. operating loss carryforwards expire between 2018 and 2036 and the tax credits expire between 2017 and 2034. At December 31, 2016, the company had foreign operating loss carryforwards totaling $1.4 billion and foreign tax credit carryforwards totaling $48 million. Of these foreign amounts, $38 million expires in 2017, $18 million expires in 2018, $20 million expires in 2019, $41 million expires in 2020, $28 million expires in 2021, $293 million expires after 2021 and $1 billion has no expiration date. Realization of these operating loss and tax credit carryforwards depends on generating sufficient taxable income in future periods. A valuation allowance of $150 million and $135 million was recorded at December 31, 2016 and 2015, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards, because the company does not believe it is more likely than not that these assets will be fully realized prior to expiration. The company will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.

Income Tax Expense Related to Continuing Operations Reconciliation

years ended December 31 (in millions)	2016	2015	2014
Income tax expense at U.S. statutory rate	$1,734	$150	$174
Retained shares tax free exchange gains	(1,587)	—	—
Tax incentives	(126)	(133)	(105)
State and local taxes	1	(13)	(24)
Foreign tax expense (benefit)	5	11	(16)
Valuation allowances	3	5	7
Contingent tax matters	(48)	9	(18)
Branded Prescription Drug Fee	1	1	4
Deferred tax charge on intangible intra-group transfers	13	14	14
R&D tax credit	(2)	(4)	(1)
Puerto Rico excise tax credit	(5)	(9)	—
Other factors	(1)	4	(2)
Income tax (benefit) expense	$(12)	$35	$33

The company recognized deferred US income tax expense of $35 million during 2016 relating to 2016 earnings outside the United States that are not deemed indefinitely reinvested. The company continues to evaluate whether to indefinitely reinvest earnings in certain foreign jurisdictions as it continues to analyze the company’s global financial structure. Currently, management intends to continue to reinvest past earnings in several jurisdictions outside of the United States indefinitely, and therefore has not recognized U.S. income tax expense on these earnings. U.S. federal and state income taxes, net of applicable credits, on these foreign unremitted earnings from continuing operations of $9.3 billion as of December 31, 2016 would be approximately $2.6 billion. As of December 31, 2015 the foreign unremitted earnings from continuing operations and U.S. federal and state income tax amounts were $8.5 billion and $2.4 billion, respectively.

Effective Income Tax Rate — Continuing Operations

The effective income tax rate for continuing operations was $(0.2%) in 2016, 8.2% in 2015 and 6.7% in 2014. As detailed in the income tax expense reconciliation table above, the company’s effective tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

Factors impacting the company’s effective tax rate in 2016 included tax-free net realized gains during the first and second quarter associated with the exchanges of Baxalta Retained Shares for the company’s debt and the company’s shares as well as tax-free net realized gains associated with the contribution of Baxalta Retained Shares to the company’s pension plan. Additionally, the income tax rate for 2016 was favorably impacted by tax benefits from partially settling an IRS (2008-2013) income tax audit, settling a German (2008-2011) income tax audit, resolution of uncertain tax positions related to the company’s former Turkish JV and other miscellaneous TP matters including partial settlement of interest expense deductions related to the company’s acquisition of Gambro.

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

Unrecognized Tax Benefits

The company classifies interest and penalties associated with income taxes in the income tax expense line in the consolidated statements of income. Net interest and penalties recorded during 2016, 2015 and 2014 were $6 million, $3 million and $12 million, respectively. The liability recorded at December 31, 2016 and 2015 related to interest and penalties was $11 million and $56 million, respectively. The decrease in the liability for interest and penalties was due, in part, to settlement of audits in the United States,

Germany and Italy, as described in the Examination of Tax Returns section below. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $82 million.

The following table is a reconciliation of the company’s unrecognized tax benefits, including those related to discontinued operations for the years ended December 31, 2016, 2015 and 2014.

as of and for the years ended (in millions)	2016	2015	2014
Balance at beginning of the year	$191	$206	$287
Increase associated with tax positions taken during the current year	7	24	41
Decrease associated with tax positions taken during a prior year	(31)	(26)	(27)
Settlements	(75)	(3)	(82)
Decrease associated with lapses in statutes of limitations	(10)	(10)	(13)
Balance at end of the year	$82	$191	$206

Of the gross unrecognized tax benefits, $74 million and $209 million were recognized as liabilities in the consolidated balance sheets as of December 31, 2016 and 2015, respectively. Baxter has recorded net indemnification receivables from Baxalta in the amount of $28 million and $93 million as of December 31, 2016 and 2015, respectively, related to the unrecognized tax benefits for which Baxter is the primary obligor but economically relate to Baxalta operations. Additionally, in the table above amounts related to 2015 included as a decrease a gross liability transferred to Baxalta in the amount of $10 million for which Baxalta is the primary obligor.

None of the positions included in the liability for uncertain tax positions related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Tax Incentives

The company has received tax incentives in Puerto Rico, Switzerland, Dominican Republic, Costa Rica and certain other taxing jurisdictions outside the United States. The financial impact of the reductions as compared to the statutory tax rates is indicated in the income tax expense reconciliation table above. The tax reductions as compared to the local statutory rate favorably impacted earnings from continuing operations per diluted share by $0.23 in 2016, $0.24 in 2015 and $0.20 in 2014. The Puerto Rico grant provides that the company’s manufacturing operations are and will be partially exempt from local taxes until the year 2018.

Examinations of Tax Returns

During 2016, Baxter paid approximately $303 million to partially settle a U.S. federal income tax audit for the period 2008-2013. Additionally, the company settled a German income tax audit for the period 2008-2011 and settled an Italian audit for the period 2010-2012. As a result of these settlements, the company reduced its gross unrecognized tax benefits by $75 million. Pursuant to the tax matters agreement with Baxalta, Baxalta paid the company approximately $37 million related to its tax indemnity obligations in respect of its portion of the settled gross unrecognized tax benefits. See Note 2 for additional details regarding the separation of Baxalta.

As of December 31, 2016, Baxter had ongoing audits in the United States, Austria, Sweden and other jurisdictions. Baxter expects to reduce the amount of its liability for uncertain tax positions within the next 12 months by $10 million due principally to the resolution of transfer pricing disputes in several jurisdictions. While the final outcome of these matters is inherently uncertain, the company believes it has made adequate tax provisions for all years subject to examination.

NOTE 16

LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2016 and 2015, the company’s total recorded reserves with respect to legal matters were $53 million and $29 million, respectively, and the total related receivables were $10 million and $5 million, respectively.

Baxter has established reserves for certain of the matters discussed below. The company is not able to estimate the amount or range of any loss for certain contingencies for which there is no reserve or additional loss for matters already reserved. While the liability of the company in connection with the claims cannot be estimated and the resolution thereof in any reporting period could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may incur material judgments or enter into material settlements of claims.

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

In November 2016, a purported antitrust class action complaint seeking monetary and injunctive relief was filed in the United States District Court for the Northern District of Illinois. The complaint alleges a conspiracy among manufacturers of IV solutions to restrict output and affect pricing in connection with a shortage of such solutions. Similar parallel actions subsequently were filed. In January 2017, a single consolidated complaint covering these matters was filed in the Northern District of Illinois. The New York Attorney General has requested that Baxter provide information regarding business practices in the IV saline industry. The company is cooperating with the New York Attorney General.

Other

In the fourth quarter of 2012, the company received two investigative demands from the United States Attorney for the Western District of North Carolina for information regarding its quality and manufacturing practices and procedures at its North Cove facility. In January 2017, the parties resolved this matter by entering into a deferred prosecution agreement and a civil settlement whereby the company agreed to pay approximately $18 million and implement certain enhanced compliance measures.

In December 2016, the company received a civil investigative demand from the Commercial Litigation Branch of the United States Department of Justice primarily relating to contingent discount arrangements for, and other promotion of, the company’s TISSEEL and ARTISS products. The company is cooperating in this matter.

NOTE 17

SEGMENT INFORMATION

Baxter’s two segments are strategic businesses that are managed separately as each business develops, manufactures and markets distinct products and services. The segments and a description of their products and services are as follows:

The Renal business provides products and services to treat end-stage renal disease, or irreversible kidney failure, along with other renal therapies. The Renal business offers a comprehensive portfolio to meet the needs of patients across the treatment continuum, including technologies and therapies for peritoneal dialysis (PD), hemodialysis (HD), continuous renal replacement therapy (CRRT) and additional dialysis services.

The Hospital Products business manufactures intravenous (IV) solutions and administration sets, premixed drugs and drug-reconstitution systems, oncology injectable drugs, IV nutrition products, infusion pumps, inhalation anesthetics and biosurgery products. The business also provides products and services related to pharmacy compounding, drug formulation and packaging technologies.

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

for the years ended December 31 (in millions)	2016	2015	2014
Net sales
Renal	$3,855	$3,789	$4,172
Hospital Products	6,308	6,179	6,547
Total net sales	$10,163	$9,968	$10,719
EBITDA
Renal	$703	$566	$666
Hospital Products	2,273	1,998	2,237
Total segment EBITDA	$2,976	$2,564	$2,903

(in millions)	2016	2015	2014
Total assets
Renal	$4,315	$4,609	$4,928
Hospital Products	6,407	6,632	6,915
Total segment assets	$10,722	$11,241	$11,843

The following table is a reconciliation of segment EBITDA to income from continuing operations before income taxes per the consolidated statements of income.

for the years ended December 31 (in millions)	2016	2015	2014
Total segment EBITDA	$2,976	$2,564	$2,903
Reconciling items
Depreciation and amortization	(800)	(759)	(792)
Stock compensation	(115)	(126)	(126)
Net interest expense	(66)	(126)	(145)
Restructuring charges, net	(285)	(130)	6
Certain foreign exchange fluctuations and hedging activities	34	197	37
Net realized gains on Retained Shares transactions	4,387	—	—
Net loss on debt extinguishment	(153)	(130)	—
Other Corporate items	(1,024)	(1,062)	(1,393)
Income from continuing operations before income taxes	$4,954	$428	$490

The following table is a reconciliation of segment assets to consolidated total assets per the consolidated balance sheets.

as of December 31 (in millions)	2016	2015	2014
Total segment assets	$10,722	$11,241	$11,843
Cash and equivalents	2,801	2,213	2,925
Deferred income taxes	629	354	531
PP&E, net	805	932	1,039
Assets held for disposition	50	245	9,363
Other Corporate assets	539	5,977	437
Consolidated total assets	$15,546	$20,962	$26,138

Geographic Information

Net sales are based on product shipment destination and assets are based on physical location.

years ended December 31 (in millions)	2016	2015	2014
Net sales
United States	$4,259	$4,001	$3,999
Europe	2,697	2,774	3,257
Asia-Pacific	2,029	1,972	2,079
Latin America and Canada	1,178	1,221	1,384
Consolidated net sales	$10,163	$9,968	$10,719

as of December 31 (in millions)	2016	2015	2014
PP&E, net
United States	$1,751	$1,746	$1,625
Europe	1,166	1,298	1,466
Asia-Pacific	752	757	753
Latin America and Canada	620	585	590
Consolidated PP&E, net	$4,289	$4,386	$4,434

Net Sales by Franchise

The following table represents net sales by commercial franchise.

years ended December 31	2016	2015	2014
Total Renal[1]	$3,855	$3,789	$4,172
Fluid Systems[2]	2,300	2,106	2,129
Integrated Pharmacy Solutions[3]	2,245	2,297	2,535
Surgical Care[4]	1,321	1,323	1,373
Other[5]	442	453	510
Total Hospital Products	$6,308	$6,179	$6,547

[1]	The Renal segment is presented as a separate commercial franchise and includes sales of the company’s PD, HD and CRRT.
[2]	Principally includes IV therapies, infusion pumps, and administration sets.
[3]	Includes sales of the company’s premixed and oncology drug platforms, nutrition products and pharmacy compounding services.
[4]	Includes sales of the company’s inhaled anesthesia products as well as biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.
[5]	Principally includes sales from the company’s pharmaceutical partnering business.

NOTE 18

QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY’S STOCK (UNAUDITED)

years ended December 31 (in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
2016
Net sales	$2,375	$2,585	$2,558	$2,645	$10,163
Gross margin[1]	965	972	1,071	1,102	4,110
Income from continuing operations[1]	3,387	1,212	127	240	4,966
Income from continuing operations per common share[1]
Basic	6.17	2.21	0.23	0.44	9.10
Diluted	6.13	2.19	0.23	0.44	9.01
(Loss) income from discontinued operations, net of tax	(7)	—	3	3	(1)
(Loss) income from discontinued operations per common share
Basic	(0.01)	0.00	0.01	0.01	(0.01)
Diluted	(0.01)	0.00	0.01	0.00	0.00
Net income[1]	3,380	1,212	130	243	4,965
Net income per common share[1]
Basic	6.16	2.21	0.24	0.45	9.09
Diluted	6.12	2.19	0.24	0.44	9.01
Cash dividends declared per common share	0.115	0.13	0.13	0.13	0.505
Market price per common share
High	41.28	46.39	49.03	49.16	49.16
Low	34.76	41.31	45.09	43.63	34.76
2015
Net sales	$2,403	$2,475	$2,487	$2,603	$9,968
Gross margin[2]	1,019	1,021	1,034	1,072	4,146
Income from continuing operations[2]	134	74	2	183	393
Income from continuing operations per common share[2]
Basic	0.25	0.14	0.00	0.33	0.72
Diluted	0.24	0.13	0.00	0.33	0.72
Income from discontinued operations, net of tax	296	258	(1)	22	575
Income from discontinued operations per common share
Basic	0.54	0.47	0.00	0.04	1.06
Diluted	0.54	0.47	0.00	0.04	1.04
Net income[2]	430	332	1	205	968
Net income per common share[2]
Basic	0.79	0.61	0.00	0.37	1.78
Diluted	0.78	0.60	0.00	0.37	1.76
Cash dividends declared per common share	0.52	0.52	0.115	0.115	1.27
Market price per common share
High[3]	38.97	39.05	43.44	38.79	43.44
Low[3]	35.84	34.59	33.25	32.18	32.18

[1]

The first quarter of 2016 included benefits of $3.1 billion related to business optimization, separation-related costs, Retained Stake transactions, a loss on debt extinguishment, and product-related items. The second quarter of 2016 included benefits of $1.0 billion related to business optimization, separation-related costs, Retained Stake transactions, and asset impairment. The third quarter of 2016 included charges of $155 million related to business optimization, separation-related costs, a loss on debt extinguishment, and a tax matter. The fourth quarter of 2016 included charges of $47 million related to business optimization, separation-related costs, and reserve items and adjustments.

[2]

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Baxter International Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 23, 2017

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors, to allow timely decisions regarding required disclosure.

Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2016.

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

Management performed an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework in  Internal Control-Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment under the framework in  Internal Control-Integrated Framework (2013) , management concluded that the company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Refer to information under the captions entitled “Corporate Governance at Baxter International Inc. — Proposal 1 — Election of Directors,” “— Directors Continuing in Office,” “— Board of Directors — Nomination of Directors,” “— Committees of the Board — Audit Committee,” “— Board Responsibilities — Code of Conduct,” and “Ownership of Our Stock — Section 16(a) Beneficial Ownership Reporting Compliance” in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2017 (the Proxy Statement), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Refer to information under the captions entitled “Executive Compensation,” and “Corporate Governance at Baxter International—Director Compensation” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information relating to shares of common stock that may be issued under Baxter’s existing equity compensation plans as of December 31, 2016.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column(a))(c)
Equity Compensation Plans Approved by Shareholders	35,252,613	(1)	$35.95	(2)	45,829,969	(3)
Equity Compensation Plans Not Approved by Shareholders	1,140,770	(4)	$30.06		—
Total	36,393,383	(5)	$35.73	(2)	45,829,969

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
(3)

Includes (i) 5,032,670 shares of common stock available for purchase under the Employee Stock Purchase Plan; (ii) 119,171 shares of common stock available under the 2007 Incentive Plan; (iii) 7,228,968 shares of common stock available under the 2011 Incentive Plan; and (iv) 33,449,160 shares of common stock available under the 2015 Incentive Plan.

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

(5)

Includes outstanding awards of 33,076,401 stock options, which have a weighted-average exercise price of $35.73 and a weighted-average remaining term of 6.2 years, 2,697,906 shares of common stock issuable upon vesting of restricted stock units, and 277,743 shares of common stock reserved for issuance in connection with performance share unit grants.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

		Page Number
(1)	Financial Statements:

	Consolidated Balance Sheets	40

	Consolidated Statements of Income	41

	Consolidated Statements of Comprehensive Income	42

	Consolidated Statements of Cash Flows	43

	Consolidated Statements of Changes in Equity	44

	Notes to Consolidated Financial Statements	45

	Report of Independent Registered Public Accounting Firm	87

(2)	Schedules required by Article 12 of Regulation S-X:

	Schedule II — Valuation and Qualifying Accounts	96

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
José E. Almeida
Chairman and Chief Executive Officer

DATE: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2017.

Signature	Title

/s/ José E. Almeida	Chairman and Chief Executive Officer
José E. Almeida.	(principal executive officer)

/s/ James K. Saccaro	Corporate Vice President and Chief Financial Officer
James K. Saccaro	(principal financial officer)

/s/ Caroline D. Karp	Corporate Vice President and Controller
Caroline D. Karp	(principal accounting officer)

/s/ Thomas F. Chen	Director
Thomas F. Chen

/s/ John D. Forsyth	Director
John D. Forsyth

/s/ James R. Gavin III, M.D., Ph.D.	Director
James R. Gavin III, M.D., Ph.D.

/s/ Peter S. Hellman	Director
Peter S. Hellman

/s/ Munib Islam	Director
Munib Islam

/s/ Michael F. Mahoney	Director
Michael F. Mahoney

Director
Stephen N. Oesterle, M.D.

/s/ Carole J. Shapazian	Director
Carole J. Shapazian

/s/ Thomas T. Stallkamp	Director
Thomas T. Stallkamp

/s/ K.J. Storm	Director
K.J. Storm

/s/ Albert P. L. Stroucken	Director
Albert P. L. Stroucken

EXHIBIT INDEX

Number and Description of Exhibit

2.1	Separation and Distribution Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

3.1 3.2

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 10, 2013).

Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 3, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2016).

3.3	Bylaws, as amended and restated on December 18, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 18, 2015).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit(a) to the Company’s Registration Statement on Form S-16 (Registration No. 02-65269), filed on August 17, 1979).

4.2

Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 9, 2006).

4.3

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

4.5

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

4.6 4.7

Ninth Supplemental Indenture, dated June 11, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including forms of 0.950% Senior Notes due 2016 and 4.500% Senior Notes due 2043) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 11, 2013).

Tenth Supplemental Indenture, dated August 13, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including forms of 1.700% Senior Notes due 2021, 2.600% Senior Notes due 2026 and 3.500% Senior Notes due 2046) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2016).

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

Number and Description of Exhibit

10.5

Employee Matters Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

10.6

Tax Matters Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

10.7

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

C 10.9	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 1986).

C 10.10	Baxter International Inc. 2007 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2007).

C 10.11	Baxter International Inc. Equity Plan for the 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 16, 2007).

C 10.12	Baxter International Inc. 2011 Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).
C 10.13	Baxter International Inc. Equity Plan for the 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2011).
C 10.14	Baxter International Inc. 2015 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 25, 2015).

C 10.15	Baxter International Inc. Equity Plan for the 2015 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

C 10.16

Baxter International Inc. Equity Plan for José E. Almeida under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

C 10.17

Baxter International Inc. Directors’ Deferred Compensation Plan (amended and restated effective January 1, 2009) and Amendment No. 1 thereto effective January 1, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 23, 2012).

C 10.18

Offer Letter between Baxter International Inc. and José E. Almeida, dated as of October 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

C 10.19	Form of Severance Agreement entered into with executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on February 21, 2014).

C 10.20* C 10.21* C 10.22*

Baxter International Inc. and Subsidiaries Pension Plan (amended and restated effective January 1, 2016).

First Amendment to Baxter International Inc. and Subsidiaries Pension Plan (dated as of December 21, 2016).

Baxter International Inc. and Subsidiaries Supplemental Pension Plan (amended and restated effective January 1, 2015).

C 10.23*	Baxter International Inc. and Subsidiaries Deferred Compensation Plan (amended and restated effective January 1, 2015).

Number and Description of Exhibit

C 10.24* C 10.25* C 10.26

First Amendment to the Baxter International Inc. and Subsidiaries Deferred Compensation Plan (effective May 11, 2016).

Second Amendment to the Baxter International Inc. and Subsidiaries Deferred Compensation Plan (effective December 21, 2016).

Baxter International Inc. Employee Stock Purchase Plan (as amended and restated effective July 1, 2011) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.27* C 10.28*

First Amendment to Baxter International Inc. Employee Stock Purchase Plan (dated as of July 15, 2016).

Baxter International Inc. Non-Employee Director Compensation Plan (as amended and restated effective January 1, 2017).

10.29

Letter Agreement, dated as of January 11, 2016, by and among Baxter International Inc., Baxalta Incorporated and Shire plc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 11, 2016).

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Baxter International Inc.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
C	Management contract or compensatory plan or arrangement.

SCHEDULE II

		Additions
Valuation and Qualifying Accounts (in millions)	Balance at beginning of period	Charged to costs and expenses	Charged (credited) to other accounts (1)(2)	Deductions from reserves	Balance at end of period
Year ended December 31, 2016:
Allowance for doubtful accounts	$110	16	11	(10)	$127
Deferred tax asset valuation allowance	$135	16	3	(4)	$150
Year ended December 31, 2015:
Allowance for doubtful accounts	$119	30	(10)	(29)	$110
Deferred tax asset valuation allowance	$129	30	(16)	(8)	$135
Year ended December 31, 2014:
Allowance for doubtful accounts	$148	1	(15)	(15)	$119
Deferred tax asset valuation allowance	$128	10	(6)	(3)	$129

(1)	Valuation accounts of acquired or divested companies and foreign currency translation adjustments.
(2)	Amounts include adjustments related to the divestiture of the BioSciences business.

Reserves are deducted from assets to which they apply.