Form 10-Q
period 2017-03-31
BAXTER INTERNATIONAL INC
filed 2017-05-04
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 30, 2017 was 543,669,114 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended
	March 31,
	2017	2016
Net sales	$2,475	$2,375
Cost of sales	1,433	1,410
Gross margin	1,042	965
Marketing and administrative expenses	570	641
Research and development expenses	128	136
Operating income	344	188
Net interest expense	14	28
Other expense (income), net	2	(3,169)
Income from continuing operations before income taxes	328	3,329
Income tax expense (benefit)	55	(58)
Income from continuing operations	273	3,387
Loss from discontinued operations, net of tax	(1)	(7)
Net income	$272	$3,380
Income from continuing operations per common share
Basic	$0.50	$6.17
Diluted	$0.50	$6.13
Loss from discontinued operations per common share
Basic	$—	$(0.01)
Diluted	$(0.01)	$(0.01)
Net income per common share
Basic	$0.50	$6.16
Diluted	$0.49	$6.12
Weighted-average number of common shares outstanding
Basic	541	549
Diluted	551	552
Cash dividends declared per common share	$0.130	$0.115

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended
	March 31,
	2017	2016
Net income	$272	$3,380
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense of $20 and $14 for the three months ended March 31, 2017 and 2016, respectively	122	92
Pension and other employee benefits, net of tax expense of $10 and $11 for the three months ended March 31, 2017 and 2016, respectively	21	21
Hedging activities, net of tax benefit of ($4) and ($3) for the three months ended March 31, 2017 and 2016, respectively	(7)	(6)
Available-for-sale securities, net of tax expense of zero for the three months ended March 31, 2017 and 2016.	2	(3,366)
Total other comprehensive income (loss), net of tax	138	(3,259)
Comprehensive income	$410	$121

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		March 31,	December 31,
		2017	2016
Current assets	Cash and equivalents	$2,858	$2,801
	Accounts and other current receivables, net	1,646	1,691
	Inventories	1,480	1,430
	Prepaid expenses and other	603	602
	Current assets held for disposition	46	50
	Total current assets	6,633	6,574
Property, plant and equipment, net		4,274	4,289
Other assets	Goodwill	2,633	2,595
	Other intangible assets, net	1,091	1,111
	Other	1,028	977
	Total other assets	4,752	4,683
Total assets		$15,659	$15,546
Current liabilities	Current maturities of long-term debt and lease obligations	$3	$3
	Accounts payable and accrued liabilities	2,330	2,612
	Current income taxes payable	102	126
	Current liabilities held for disposition	3	3
	Total current liabilities	2,438	2,744
Long-term debt and lease obligations		2,784	2,779
Other long-term liabilities		1,762	1,743
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2017 and 2016	683	683
	Common stock in treasury, at cost, 140,783,486 shares in 2017 and 143,890,064 shares in 2016	(7,810)	(7,995)
	Additional contributed capital	5,908	5,958
	Retained earnings	14,323	14,200
	Accumulated other comprehensive (loss) income	(4,418)	(4,556)
	Total Baxter shareholders’ equity	8,686	8,290
	Noncontrolling interests	(11)	(10)
	Total equity	8,675	8,280
Total liabilities and equity		$15,659	$15,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Three months ended
		March 31,
		2017	2016
Cash flows from operations	Net income	$272	$3,380
	Adjustments to reconcile income from continuing operations to net cash from operating activities:
	Income from discontinued operations, net of tax	1	7
	Depreciation and amortization	194	189
	Deferred income taxes	9	(71)
	Stock compensation	18	23
	Net periodic pension benefit and OPEB costs	31	30
	Net realized gains on the Retained Share transactions	—	(3,239)
	Other	(1)	97
	Changes in balance sheet items
	Accounts and other current receivables, net	78	16
	Inventories	(29)	(26)
	Accounts payable and accrued liabilities	(262)	(438)
	Business optimization and infusion pump payments	(43)	(34)
	Other	(62)	(108)
	Cash flows from operations – continuing operations	206	(174)
	Cash flows from operations – discontinued operations	(17)	(159)
	Cash flows from operations	189	(333)
Cash flows from investing activities	Capital expenditures	(123)	(184)
	Acquisitions and investments, net of cash acquired	(6)	(33)
	Divestitures and other investing activities	12	3
	Cash flows from investing activities – continuing operations	(117)	(214)
	Cash flows from investing activities – discontinued operations	—	13
	Cash flows from investing activities	(117)	(201)
Cash flows from financing activities	Issuances of debt	—	61
	Payments of obligations	—	(20)
	Increase in debt with original maturities of three months or less, net	—	450
	Cash dividends on common stock	(70)	(63)
	Proceeds from stock issued under employee benefit plans	111	84
	Purchases of treasury stock	(51)	—
	Other	(27)	(2)
	Cash flows from financing activities	(37)	510
Effect of foreign exchange rate changes on cash and equivalents		22	22
Decrease in cash and equivalents		57	(2)
Cash and equivalents at beginning of period		2,801	2,213
Cash and equivalents at end of period		$2,858	$2,211
Supplemental Schedule of Non-Cash Investing and Financing Activities
Net proceeds on Retained Share transactions		$—	$3,239
Payment of obligations in exchange for Retained Shares		$—	$3,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report).

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

New accounting standards

Recently issued accounting standards not yet adopted

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC 715, Compensation – Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic postretirement benefit cost in operating expenses. The service cost component of net periodic postretirement benefit cost should be presented in the same operating expense line items as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest costs, expected return on assets, amortization of prior service cost/credit, and settlement and curtailment effects, are to be included separately and outside of any subtotal of operating income. The Company intends to adopt the standard effective January 1, 2018.  This guidance will impact the presentation of the Company’s consolidated statements of income with no impact on net income.  The Company’s current presentation of service cost components is consistent with the requirements of the new standard.  Upon adoption of the new standard, the other components will be presented within other expense (income), net on the consolidated statements of income.  Upon adoption of the standard on January 1, 2018, operating income for the three months ended March 31, 2017 will be recast to increase $9 million with a corresponding increase in other expense (income), net.

Recently adopted accounting pronouncements

As of January 1, 2017, the company adopted on a prospective basis ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The updated guidance requires all tax effects related to share-based payments to be recorded in income tax expense in the consolidated statement of income. Previous guidance required that tax effects of deductions in excess of share-based compensation costs (windfall tax benefits) be recorded in additional paid-in capital, and tax deficiencies be recorded in additional paid-in capital to the extent of previously recognized windfall tax benefits, with the remainder recorded in income tax expense. The new guidance also requires the cash flows resulting from windfall tax benefits to be reported as operating activities in the consolidated statement of cash flows, rather than the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. As a result of the adoption, net income and operating cash flow for the first quarter of 2017 increased by approximately $17 million.  The prior period has not been restated and therefore, windfall tax benefits of $15 million were not included in net income and were included as an inflow from financing activities and an outflow from operating activities in the condensed consolidated statement of cash flows.

2. SEPARATION OF BAXALTA INCORPORATED

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

On June 3, 2016, Baxalta became a wholly-owned subsidiary of Shire plc (Shire) through a merger of a wholly-owned Shire subsidiary with and into Baxalta, with Baxalta as the surviving subsidiary (the Merger). References in this report to Baxalta prior to the Merger closing date refer to Baxalta as a stand-alone public company. References in this report to Baxalta subsequent to the Merger closing date refer to Baxalta as a subsidiary of Shire.

For a portion of Baxalta’s operations, the legal transfer of Baxalta’s assets and liabilities did not occur with the separation of Baxalta on July 1, 2015 due to the time required to transfer marketing authorizations and other regulatory requirements in certain countries. Under the terms of the International Commercial Operations Agreement (ICOA), Baxalta is subject to the risks and entitled to the benefits generated by these operations and assets until legal transfer; therefore, the net economic benefit and any cash collected by these entities by Baxter are transferred to Baxalta. Separation of the remaining two countries is expected to occur by 2018.

Following is a summary of the operating results of Baxalta, which have been reflected as discontinued operations for the three months ended March 31, 2017 and 2016. The assets and liabilities have been classified as held for disposition as of March 31, 2017 and December 31, 2016.

	Three months ended March 31,
(in millions)	2017	2016
Major classes of line items constituting income from discontinued operations before income taxes
Net sales	$4	$64
Cost of sales	(4)	(59)
Marketing and administrative expenses	(1)	(20)
Research and development expenses	—	—
Other income and expense items that are not major	—	—
Loss from discontinued operations before income taxes	(1)	(15)
Gain on disposal of discontinued operations	—	17
Income tax expense	—	9
Loss from discontinued operations, net of tax	$(1)	$(7)

	March 31,	December 31,
(in millions)	2017	2016
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts and other current receivables, net	$46	$48
Property, plant, and equipment, net	—	1
Other	—	1
Total assets of the disposal group	$46	$50

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$3	$3
Total liabilities of the disposal group	$3	$3

As of March 31, 2017 and December 31, 2016, Baxter recorded a liability of $43 million and $46 million, respectively, for its obligation to transfer these net assets to Baxalta. On February 1, 2016, the legal transfer of approximately $90 million of net assets was distributed to Baxalta resulting in a gain of $17 million, which is recorded within income from discontinued operations, net of tax.

Baxter and Baxalta entered into several agreements in connection with the July 1, 2015 separation, including a transition services agreement (TSA), separation and distribution agreement, manufacturing and supply agreements (MSA), tax matters agreement, an employee matters agreement, a long-term services agreement, and a shareholder’s and registration rights agreement.

Pursuant to the TSA, Baxter and Baxalta and their respective subsidiaries are providing to each other, on an interim, transitional basis, various services. Services being provided by Baxter include, among others, finance, information technology, human resources, quality supply chain and certain other administrative services. The services generally commenced on the Distribution date and are expected to terminate within 24 months (or 36 months in the case of certain information technology services) of the Distribution date. Billings by Baxter under the TSA are recorded as a reduction of the costs to provide the respective service in the applicable expense category, primarily in marketing and administrative expenses, in the condensed consolidated statements of income. In the first quarter of 2017 and 2016, the company recognized approximately $20 million and $27 million, respectively, as a reduction to marketing and administrative expenses related to the TSA.

Pursuant to the MSA, Baxalta or Baxter, as the case may be, manufactures, labels, and packages products for the other party. The terms of the agreements range in initial duration from five to 10 years. In the first quarter of 2017 and 2016, Baxter recognized approximately $6 million and $11 million, respectively, in sales to Baxalta. In addition, in the first quarter of 2017 and 2016, Baxter recognized $48 million and $45 million, respectively, in cost of sales related to purchases from Baxalta pursuant to the MSA. The cash flows associated with these agreements are included in cash flows from operations — continuing operations.

Cash outflows of $17 million and $159 million were reported in cash flows from operations – discontinued operations for the periods ending March 31, 2017 and 2016, respectively. These relate to non-assignable tenders whereby Baxter remains the seller of Baxalta products, transactions related to importation services Baxter provides in certain countries, in addition to trade payables settled post local separation on Baxalta’s behalf.

3. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended
	March 31,
(in millions)	2017	2016
Interest expense, net of capitalized interest	$20	$33
Interest income	(6)	(5)
Net interest expense	$14	$28

Other expense (income), net

	Three months ended
	March 31,
(in millions)	2017	2016
Foreign exchange	$—	$(9)
Net loss on debt extinguishment	—	101
Net realized gains on Retained Shares transactions	—	(3,239)
All other	2	(22)
Other expense (income), net	$2	$(3,169)

Inventories

	March 31,	December 31,
(in millions)	2017	2016
Raw materials	$321	$319
Work in process	130	122
Finished goods	1,029	989
Inventories	$1,480	$1,430

Property, plant and equipment, net

	March 31,	December 31,
(in millions)	2017	2016
Property, plant and equipment, at cost	$9,336	$9,162
Accumulated depreciation	(5,062)	(4,873)
Property, plant and equipment, net	$4,274	$4,289

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

The following table is a reconciliation of basic shares to diluted shares.

	Three months ended
	March 31,
(in millions)	2017	2016
Basic shares	541	549
Effect of dilutive securities	10	3
Diluted shares	551	552

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 3 million and 20 million equity awards for the three months ended March 31, 2017 and 2016, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 9 for additional information regarding items impacting basic shares.

Stock repurchases

In July 2012, the Board of Directors authorized the repurchase of up to $2 billion of the company’s common stock. The board of directors increased this authority by an additional $1.5 billion in November 2016. During the first quarter of 2017, the company repurchased 1 million shares for $51 million in cash. During the first quarter of 2016, the company did not repurchase any shares. The company has $1.6 billion remaining available under the authorization as of March 31, 2017.

5. ACQUISITIONS AND OTHER ARRANGEMENTS

Celerity Pharmaceuticals, LLC

In the first quarter of 2016, Baxter paid approximately $23 million to acquire the rights to Vancomycin injection in 0.9% Sodium Chloride (Normal Saline) in 500mg, 750mg, and 1 gram presentations from Celerity Pharmaceuticals, LLC (Celerity). Baxter capitalized the purchase price as an intangible asset and is amortizing the asset over the estimated economic life of 12 years. Refer to Note 5 within the 2016 Annual Report for additional information regarding the company’s agreement with Celerity.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	Renal	Hospital Products	Total
Balance as of December 31, 2016	$397	$2,198	$2,595
Currency translation adjustments	6	32	38
Balance as of March 31, 2017	$403	$2,230	$2,633

As of March 31, 2017, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
March 31, 2017
Gross other intangible assets	$1,735	$394	$31	$2,160
Accumulated amortization	(893)	(176)	—	(1,069)
Other intangible assets, net	$842	$218	$31	$1,091
December 31, 2016
Gross other intangible assets	$1,690	$384	$57	$2,131
Accumulated amortization	(855)	(165)	—	(1,020)
Other intangible assets, net	$835	$219	$57	$1,111

Intangible asset amortization expense was $38 million and $40 million in the first quarters of 2017 and 2016, respectively.

7. BUSINESS OPTIMIZATION CHARGES

Beginning in the second half of 2015, the company initiated actions to transform its cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through March 31, 2017, the company has incurred cumulative pretax costs of $439 million related to these actions. The costs consisted primarily of employee termination, implementation costs and accelerated depreciation. The company expects to incur additional pretax costs of approximately $360 million and capital expenditures of $90 million through the completion of these initiatives by the end of 2018. The costs will primarily include employee termination costs, implementation costs, and accelerated depreciation. Of this amount, the company expects that approximately 5 percent of the charges will be non-cash.

During the first quarters of 2017 and 2016, the company recorded the following charges related to business optimization programs.

	Three months ended
	March 31,
(in millions)	2017	2016
Restructuring charges, net	$3	$4
Costs to implement business optimization programs	21	4
Gambro integration costs	—	7
Accelerated depreciation	5	—
Total business optimization charges	$29	$15

During the first quarters of 2017 and 2016, the company recorded the following restructuring charges.

	Three months ended
	March 31, 2017
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$10	$6	$—	$16
Contract termination costs	—	1	—	1
Reserve adjustments	(7)	(5)	(2)	(14)
Total restructuring charges	$3	$2	$(2)	$3

	Three months ended
	March 31, 2016
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$13	$1	$1	$15
Reserve adjustments	(1)	(8)	(2)	(11)
Total restructuring charges	$12	$(7)	$(1)	$4

Costs to implement business optimization programs for the three months ended March 31, 2017, were $21 million and consisted primarily of external consulting and employee salary and related costs. These costs were included within cost of sales and marketing and administrative expense.

Costs to implement business optimization programs for the three months ended March 31, 2016, were $4 million and related primarily to external consulting costs. These costs were included within marketing and administrative and R&D expense.

Costs related to the integration of Gambro were included within marketing and administrative expense for all referenced periods.

For the three months ended March 31, 2017, the company recognized accelerated depreciation, primarily associated with facilities to be closed, of $5 million. The costs were recorded within cost of sales and marketing and administrative expense.

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserves as of December 31, 2016	$164
Charges	17
Reserve adjustments	(14)
Utilization	(43)
CTA	1
Reserves as of March 31, 2017	$125

The reserves are expected to be substantially utilized by the end of 2018.

8. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Debt-for-equity exchanges

On January 27, 2016, Baxter exchanged Retained Shares for the extinguishment of $1.45 billion aggregate principal amount outstanding under its $1.8 billion U.S. dollar-denominated revolving credit facility. This exchange extinguished the indebtedness under the facility, which was terminated in connection with such debt-for-equity exchange. There were no material prepayment penalties or breakage costs associated with the termination of the facility. Baxter recognized a net realized gain of $1.25 billion related to the Retained Shares exchanged, which was included in other expense (income), net for the period ended March 31, 2016.

On March 16, 2016, the company exchanged Retained Shares for the extinguishment of approximately $2.2 billion in principal amount of its 0.950% Notes due May 2016, 5.900% Notes due August 2016, 1.850% Notes due January 2017, 5.375% Notes due May 2018, 1.850% Notes due June 2018, 4.500% Notes due August 2019, and 4.250% Notes due February 2020 purchased by certain third party purchasers in the previously announced debt tender offers. As a result, the company recognized a net loss on extinguishment of debt totaling $101 million and a net realized gain of $2.0 billion on the Retained Shares exchanged, which are included in other expense (income), net for the period ended March 31, 2016.

Commercial paper

The company had no commercial paper outstanding as of March 31, 2017 and December 31, 2016.

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended March 31,
(in millions)	2017	2016
Sold receivables at beginning of period	$68	$81
Proceeds from sales of receivables	62	104
Cash collections (remitted to the owners of the receivables)	(71)	(107)
Effect of currency exchange rate changes	2	7
Sold receivables at end of period	$61	$85

The impacts on the condensed consolidated statements of income relating to the sale of receivables were immaterial for each period. Refer to the 2016 Annual Report for further information regarding the company’s securitization agreements.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy that have experienced a deterioration in credit and economic conditions. As of March 31, 2017, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $142 million.

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

The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Mexican Peso and New Zealand Dollar. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from foreign exchange. Financial market and currency volatility may limit the company’s ability to cost-effectively hedge these exposures.

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

The notional amounts of foreign exchange contracts were $662 million and $561 million as of March 31, 2017 and December 31, 2016, respectively. There were no outstanding interest rate contracts designated as cash flow hedges as of March 31, 2017 and December 31, 2016. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2017 is 20 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $200 million as of March 31, 2017 and December 31, 2016.

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

There were no hedge dedesignations in the first quarters of 2017 or 2016 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first quarter of 2017. In March 2016, the company terminated a total notional value of $765 million of interest rate contracts in connection with the March debt tender offers, resulting in a $34 million reduction to the debt extinguishment loss.

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

The total notional amount of undesignated derivative instruments was $739 million as of March 31, 2017 and $822 million as of December 31, 2016.

Gains and Losses on Derivative Instruments

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the three months ended March 31, 2017 and 2016.

	Gain (loss) recognized in OCI		Location of gain (loss)	Gain (loss) reclassified from AOCI into income
(in millions)	2017	2016	in income statement	2017	2016
Cash flow hedges
Interest rate contracts	$—	$—	Other expense (income), net	$—	$4
Foreign exchange contracts	(8)	(4)	Cost of sales	2	1
Total	$(8)	$(4)		$2	$5

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2017	2016
Fair value hedges
Interest rate contracts	Net interest expense	$(1)	$22
Undesignated derivative instruments
Foreign exchange contracts	Other expense (income), net	$—	$6

For the company’s fair value hedges, equal and offsetting gains of $1 million and losses of $22 million were recognized in net interest expense in the first quarters of 2017 and 2016, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the first quarter of 2017 was not material.

As of March 31, 2017, $2 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of March 31, 2017.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$6	Other long- term liabilities	$—
Foreign exchange contracts	Prepaid expenses and other	12	Accounts payable and accrued liabilities	1
Foreign exchange contracts	Other long-term assets	2	Other long- term liabilities	1
Total derivative instruments designated as hedges		$20		$2
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$1
Total derivative instruments		$20		$3

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2016.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$7	Other long- term liabilities	$—
Foreign exchange contracts	Prepaid expenses and other	22	Accounts payable and accrued liabilities	1
Total derivative instruments designated as hedges		$29		$1
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$1	Accounts payable and accrued liabilities	$2
Total derivative instruments		$30		$3

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

	March 31, 2017		December 31, 2016
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$20	$3	$30	$3
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(3)	(3)	(3)	(3)
Total	$17	$—	$27	$—

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$14	$—	$14	$—
Interest rate hedges	6	—	6	—
Available-for-sale securities	8	8	—	—
Total assets	$28	$8	$20	$—
Liabilities
Foreign currency hedges	$3	$—	$3	$—
Contingent payments related to acquisitions	13	—	—	13
Total liabilities	$16	$—	$3	$13

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$23	$—	$23	$—
Interest rate hedges	7	—	7	—
Available-for-sale securities	9	9	—	—
Total assets	$39	$9	$30	$—
Liabilities
Foreign currency hedges	$3	$—	$3	$—
Contingent payments related to acquisitions	19	—	—	19
Total liabilities	$22	$—	$3	$19

As of March 31, 2017, cash and equivalents of $2.9 billion included money market funds of approximately $1 billion, and as of December 31, 2016, cash and equivalents of $2.8 billion included money market funds of approximately $1.4 billion. Money market funds would be considered Level 2 in the fair value hierarchy.

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

Contingent payments related to acquisitions consist of commercial milestone payments and sales-based payments, and are valued using discounted cash flow techniques. The fair value of commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated. The change in the fair value of contingent payments related to Baxter’s acquisitions, which use significant unobservable inputs (Level 3) in the fair value measurement, were primarily driven by the payment of approximately $5 million in the first quarter of 2017.

The following table provides information relating to the company’s investments in available-for-sale equity securities.

(in millions)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2017	$9	$—	$1	$8
December 31, 2016	$13	$—	$4	$9

In the first quarter of 2017, the company recorded $4 million of other-than-temporary impairment charges within other expense (income), net based on the duration of losses related to one of the company’s investments. In the first quarter of 2016 the company recorded $3.2 billion of net realized gains within other expense (income), net related to exchanges of available-for-sale equity securities, which represented gains from the Retained Share transactions.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value in the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the approximate fair values as of March 31, 2017 and December 31, 2016.

	Book values		Approximate fair values
(in millions)	2017	2016	2017	2016
Assets
Investments	$34	$31	$31	$31

Liabilities
Short-term debt	$—	$—	$—	$—
Current maturities of long-term debt and lease obligations	3	3	3	3
Long-term debt and lease obligations	2,784	2,779	2,770	2,756

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of March 31, 2017 and December 31, 2016.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$31	$—	$—	$31
Total assets	$31	$—	$—	$31
Liabilities
Short-term debt	$—	$—	$—	$—
Current maturities of long-term debt and lease obligations	3	—	3	—
Long-term debt and lease obligations	2,770	—	2,770	—
Total liabilities	$2,773	$—	$2,773	$—

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$31	$—	$—	$31
Total assets	$31	$—	$—	$31
Liabilities
Short-term debt	$—	$—	$—	$—
Current maturities of long-term debt and lease obligations	3	—	3	—
Long-term debt and lease obligations	2,756	—	2,756	—
Total liabilities	$2,759	$—	$2,759	$—

Investments in 2017 and 2016 included certain cost method investments and held-to-maturity debt securities.

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

9. STOCK COMPENSATION

Stock compensation expense totaled $18 million and $23 million in the first quarter of 2017 and 2016, respectively. Approximately 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.

The company awarded stock compensation grants consisting of 5.4 million stock options, 0.7 million RSUs and 0.6 million PSUs during the first quarter of 2017.

Stock Options

The weighted-average Black-Scholes assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant-date fair values, were as follows.

	Three months ended March 31,
	2017	2016
Expected volatility	19%	20%
Expected life (in years)	5.5	5.5
Risk-free interest rate	2.1%	1.4%
Dividend yield	1.0%	1.2%
Fair value per stock option	$10	$7

The total intrinsic value of stock options exercised was $50 million and $55 million during the first quarters of 2017 and 2016, respectively.

As of March 31, 2017, the unrecognized compensation cost related to all unvested stock options of $93 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

Restricted Stock Units

As of March 31, 2017, the unrecognized compensation cost related to all unvested RSUs of $81 million is expected to be recognized as expense over a weighted-average period of 2.0 years.

Performance Share Units

As of March 31, 2017, the unrecognized compensation cost related to all granted unvested PSUs of $37 million is expected to be recognized as expense over a weighted-average period of 2.3 years.

10. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended
	March 31,
(in millions)	2017	2016
Pension benefits
Service cost	$22	$23
Interest cost	45	46
Expected return on plan assets	(72)	(75)
Amortization of net losses and other deferred amounts	40	37
Net periodic pension benefit cost	$35	$31
OPEB
Service cost	$—	$1
Interest cost	2	2
Amortization of net loss and prior service credit	(6)	(4)
Net periodic OPEB cost	$(4)	$(1)

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale equity securities. The following table is a net-of-tax summary of the changes in AOCI by component for the three months ended March 31, 2017 and 2016.

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale securities	Total
Gains (losses)
Balance as of December 31, 2016	$(3,438)	$(1,161)	$3	$40	$(4,556)
Other comprehensive income before reclassifications	122	(2)	(6)	(1)	113
Amounts reclassified from AOCI (a)	—	23	(1)	3	25
Net other comprehensive (loss) income	122	21	(7)	2	138
Balance as of March 31, 2017	$(3,316)	$(1,140)	$(4)	$42	$(4,418)

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale- securities	Total
Gains (losses)
Balance as of December 31, 2015	$(3,191)	$(1,064)	$7	$4,472	$224
Other comprehensive income before reclassifications	92	(1)	(3)	22	110
Amounts reclassified from AOCI (a)	—	22	(3)	(3,388)	(3,369)
Net other comprehensive (loss) income	92	21	(6)	(3,366)	(3,259)
Balance as of March 31, 2016	$(3,099)	$(1,043)	$1	$1,106	$(3,035)

(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three months ended March 31, 2017 and 2016.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended March 31, 2017	Three months ended March 31, 2016	Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other (b)	$(34)	$(33)
	(34)	(33)	Total before tax
	11	11	Tax benefit
	$(23)	$(22)	Net of tax
Gains on hedging activities
Interest rate contracts	$—	$4	Other expense (income), net
Foreign exchange contracts	2	1	Cost of sales
	2	5	Total before tax
	(1)	(2)	Tax expense
	$1	$3	Net of tax
Available-for-sale-securities
Gains on sale of equity securities	$—	$3,388	Other expense (income), net
Other-than-temporary impairment of equity securities	(4)	—	Other expense (income), net
	(4)	3,388	Total before tax
	1	—	Tax benefit
	(3)	3,388	Net of tax
Total reclassification for the period	$(25)	$3,369	Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 10.

Refer to Note 8 for additional information regarding hedging activity and Note 10 for additional information regarding the amortization of pension and other employee benefits items.

12. INCOME TAXES

Effective tax rate

The company’s effective income tax rate for continuing operations was 16.8% and (1.7)% in the first quarters of 2017 and 2016, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations increased during the three months ended March 31, 2017 principally due to the absence of the tax-free net realized gains associated with the Baxalta debt-for-equity exchanges and benefits attributable to closing an IRS and German income tax audit that were each reflected during the three months ended March 31, 2016.  The effective income tax rate for continuing operations during the three months ended March 31, 2017 was favorably impacted by approximately 5.0 percentage points due to tax windfall benefits realized from stock option exercises and vesting of restricted share units and performance share units associated with the company’s stock compensation programs.

13. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is recorded. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2017, the company’s total recorded reserves with respect to legal matters were $20 million and there were no related receivables.

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

In November 2016, a purported antitrust class action complaint seeking monetary and injunctive relief was filed in the United States District Court for the Northern District of Illinois. The complaint alleges a conspiracy among manufacturers of IV solutions to restrict output and affect pricing in connection with a shortage of such solutions. Similar parallel actions subsequently were filed. In January 2017, a single consolidated complaint covering these matters was filed in the Northern District of Illinois. The company filed a motion to dismiss the consolidated complaint in February 2017.

In April 2017, the company became aware of a criminal investigation by the U.S. Department of Justice, Antitrust Division and a federal grand jury in the United States District Court for the Eastern District of Pennsylvania.   The company and an employee received subpoenas seeking production of documents and testimony regarding the manufacturing, selling, pricing and shortages of intravenous solutions and containers (including saline solutions and certain other injectable medicines sold by the company) and communications with competitors regarding the same.  The company is cooperating with the investigation.  As previously disclosed, the New York Attorney General has requested that Baxter provide information regarding business practices in the IV saline industry. The company is cooperating with the New York Attorney General.

Other

In December 2016, the company received a civil investigative demand from the Commercial Litigation Branch of the United States Department of Justice primarily relating to contingent discount arrangements for, and other promotion of, the company’s TISSEEL and ARTIS products. The company is cooperating in this matter.

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

	Three months ended
	March 31,
(in millions)	2017	2016
Net sales
Renal	$896	$898
Hospital Products	1,579	1,477
Total net sales	$2,475	$2,375
EBITDA
Renal	$199	$122
Hospital Products	564	509
Total segment EBITDA	$763	$631

	March 31,	December 31,
(in millions)	2017	2016
Total assets
Renal	$4,506	$4,315
Hospital Products	6,466	6,407
Total assets	$10,972	$10,722

The following is a reconciliation of segment EBITDA to income from continuing operations before income taxes per the condensed consolidated statements of income.

	Three months ended
	March 31,
(in millions)	2017	2016
Total segment EBITDA	$763	$631
Reconciling items
Depreciation and amortization	(194)	(189)
Stock compensation	(18)	(23)
Net interest expense	(14)	(28)
Business optimization items	(3)	(5)
Certain foreign currency fluctuations and hedging activities	8	22
Net realized gains on Retained Shares transactions	—	3,239
Net loss on debt extinguishment	—	(101)
Other Corporate items	(214)	(217)
Income from continuing operations before income taxes	$328	$3,329

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three months ended March 31, 2017.

RESULTS OF OPERATIONS

Baxter’s income from continuing operations for the three months ended March 31, 2017 totaled $273 million, or $0.50 per diluted share, compared to $3.4 billion, or $6.13 per diluted share, for the three months ended March 31, 2016. Income from continuing operations for the three months ended March 31, 2017 included special items which decreased income from continuing operations by $45 million, or $0.08 per diluted share, as further discussed below. Income from continuing operations for the three months ended March 31, 2016 included special items which increased income from continuing operations by $3.2 billion, or $5.77 per diluted share, as further discussed below.

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
(in millions)	2017	2016
Gross Margin
Intangible asset amortization expense	$(38)	$(40)
Business optimization items [1]	(16)	(12)
Product-related items [2]	—	12
Total Special Items	$(54)	$(40)
Impact on Gross Margin Ratio	(2.2 pts)	(1.7 pts)
Marketing and Administrative Expenses
Business optimization items [1]	$15	$3
Separation-related costs [3]	7	18
Historical reserve adjustments [4]	(12)	—
Total Special Items	$10	$21
Impact on Marketing and Administrative Expense Ratio	0.4 pts	0.9 pts
Research and Development Expenses
Business optimization items [1]	$(2)	$—
Total Special Items	$(2)	$—
Other Expense (Income), Net
Loss on debt extinguishment [5]	$—	$101
Net realized gains on Retained Share transactions [6]	—	(3,243)
Total Special Items	$—	$(3,142)
Income Tax Expense (Benefit)
Impact of special items	$(17)	$(107)
Total Special Items	$(17)	$(107)
Impact on Effective Tax Rate	(1.7 pts)	(21.5 pts)

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

[1]

The company's results in 2017 included a net charge of $29 million related to business optimization initiatives. This included a net charge of $3 million related to restructuring activities, $21 million of costs to implement business optimization programs which primarily included external consulting and project employee costs, and $5 million of accelerated depreciation associated with facilities to be closed. The $3 million of net restructuring included net $2 million of employee termination costs and $1 million related to contract termination costs.

The company’s results in 2016 included a net charge of $15 million related to business optimization initiatives. This included a net charge of $4 million related to restructuring activities, $4 million of costs to implement business optimization programs which primarily included external consulting fees, and $7 million of Gambro integration costs. The $4 million of net restructuring charges related to employee termination costs.

[2]	The company’s results in the first quarter of 2016 included a benefit of $12 million related to an adjustment to the SIGMA SPECTRUM infusion pump reserves.
[3]	The company's results in 2017 and 2016 included costs incurred related to the Baxalta separation totaling $7 million and $18 million, respectively.
[4]	The company's results in 2017 included a benefit of $12 million related to an adjustment to the company's historical rebates and discounts reserve.
[5]

The company’s results in 2016 included a net debt extinguishment loss totaling $101 million related to the March 2016 debt-for-equity exchange for certain company indebtedness. See Note 8 within Item 1 for additional details.

[6]	The company’s results in 2016 included net realized gains of $3.2 billion related to the debt-for-equity exchanges of the company’s retained shares in Baxalta for certain company indebtedness.

NET SALES

	Three months ended March 31,		Percent change
(in millions)	2017	2016	At actual currency rates	At constant currency rates	US Cyclophosphamide	Strategic Product Exits
Renal	$896	$898	0%	1%	0%	(1)%
Hospital Products	1,579	1,477	7%	7%	(2)%	(1)%
Total net sales	$2,475	$2,375	4%	5%	(1)%	(1)%

	Three months ended
	March 31,		Percent change
(in millions)	2017	2016	At actual currency rates	At constant currency rates	US Cyclophosphamide	Strategic Product Exits
International	$1,372	$1,383	(1)%	0%	0%	(2)%
United States	1,103	992	11%	11%	(2)%	0%
Total net sales	$2,475	$2,375	4%	5%	(1)%	(1)%

Foreign currency unfavorably impacted net sales by one percentage point during the first quarter of 2017 compared to the prior period principally due to the strengthening of the U.S. Dollar relative to the Euro, Mexican Peso, British Pound, Chinese Yuan, as well as certain other currencies.

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

During 2016, the company made a strategic decision to exit select products in certain markets including Venezuela, India and Turkey.  Overall, these items had a negative impact to the company’s net sales growth rate of one percentage point during the first quarter of 2017.  The company is also presenting the impact of generic competition for U.S. cyclophosphamide to enhance comparability between periods and better identify operating trends.  The impact of generic competition for U.S. cyclophosphamide also had a negative impact to the company’s net sales growth rate of one percentage point during the first quarter of 2017.

Franchise Net Sales Reporting

The Renal segment includes sales of the company’s peritoneal dialysis (PD), hemodialysis (HD) and continuous renal replacement therapies (CRRT) and additional dialysis services.

The Hospital Products segment includes four commercial franchises: Fluid Systems, Integrated Pharmacy Solutions, Surgical Care and Other.

•	Fluid Systems includes sales of the company’s intravenous (IV) therapies, infusion pumps and IV administration sets.
•	Integrated Pharmacy Solutions includes sales of the company’s premixed and oncology drug platforms, nutrition products and pharmacy compounding services.
•

Surgical Care includes sales of the company’s inhaled anesthesia products and critical care products as well as biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.

•	Other includes sales primarily from the company’s pharmaceutical partnering business.

The following is a summary of net sales by commercial franchise on a reported and constant currency basis along with the impact of significant non-operational items.

	Three months ended
	March 31,		Percent change
(in millions)	2017	2016	At actual currency rates	At constant currency rates	US Cyclophosphamide	Strategic Product Exits
Total Renal net sales	$896	$898	0%	1%	0%	(1)%
Fluid Systems	$585	$524	12%	12%	0%	(1)%
Integrated Pharmacy Solutions	552	556	(1)%	0%	(3)%	(1)%
Surgical Care	334	305	10%	10%	0%	(1)%
Other	108	92	17%	18%	—	—
Total Hospital Products net sales	$1,579	$1,477	7%	7%	(2)%	(1)%

Net sales in the Renal segment during the first quarter of 2017 were comparable to the prior period. Excluding the impact of foreign currency, sales increased 1% driven by continued growth of PD patients and adoption of the company’s new Automated Peritoneal Dialysis Cyclers (APD) AMIA in the U.S. and HomeChoice CLARIA in international markets.  Increased sales globally of the company’s CRRT also contributed to growth in the quarter.  Sales growth in the quarter was partially offset by lower sales of HD products internationally, driven by reduced volumes and increased pricing pressures. Certain international strategic market exits negatively impacted Renal net sales by 1% during the quarter and are expected to negatively impact full year Renal net sales by approximately $50 million as compared to 2016.

Net sales in the Hospital Products segment increased 7% during the first quarter of 2017 compared to the prior period on both a reported and constant currency basis. Certain international strategic market exits negatively impacted hospital products net sales by 1% during the quarter and are expected to negatively impact full year net sales by approximately $50 million as compared to 2016.  In addition, reduced U.S. sales of cyclophosphamide negatively impacted net sales by 2% during the quarter.  The principal drivers impacting net sales were the following:

•

In the Fluid Systems franchise, sales increased 12% in the first quarter of 2017 on a constant currency basis driven by pricing and volumes for U.S. IV solutions, which contributed approximately eight percentage points to the growth rate. This increase was also positively impacted by increased sales of the company’s IV access administrative sets, reflecting the on-going pull through from the company’s growing SPECTRUM infusion pump base.

•

In the Integrated Pharmacy Solutions franchise, sales were comparable on a constant currency basis driven by pricing and volume for the company’s nutritional therapies, contributing approximately two percentage points, and favorable volume for pre-mixed injectable drugs, contributing approximately two percentage points.  These increases were offset by decreased U.S. sales of cyclophosphamide, a generic oncology drug, due to the entry of competitors into the market.  U.S. sales of cyclophosphamide declined from $60 million in the first quarter of 2016 to $47 million in the first quarter of 2017, which contributed approximately three percentage points of decline.  The company expects U.S. sales for cyclophosphamide to continue to decline in 2017 due to additional competition entering the market.

•

In the Surgical Care franchise, sales increased 10% in the first quarter of 2017 on a constant currency basis driven by strong volumes and pricing in the U.S. for the company’s portfolio of anesthetic and critical care products.  This increase was principally due to increased volume for TransDerm Scop and Brevibloc, a fast-acting IV beta blocker.  The increased TransDem Scop volume was the result of a temporary supply disruption related to an alternative product.  These items positively impacted net sales by approximately seven percentage points. Improved international volumes of the company’s biosurgery products also contributed approximately three percentage points of sales growth.

•

In the Other franchise, sales increased 18% in the first quarter of 2017 on a constant currency basis driven by favorable volumes for products manufactured by Baxter on behalf of its pharmaceutical partner, partially offset by reduced revenues related to the company’s manufacturing and supply agreement with Baxalta.

Gross Margin and Expense Ratios

	Three months ended
	March 31,
(as a percentage of net sales)	2017	2016	Change
Gross margin	42.1%	40.6%	1.5 pts
Marketing and administrative expenses	23.0%	27.0%	(4.0 pts)

Gross Margin

The special items identified above had an unfavorable impact of approximately 2.2 and 1.7 percentage points on the gross margin percentage in the first quarters of 2017 and 2016, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the gross margin ratio increased due to improved pricing in select areas of the portfolio, favorable product and geographic mix and a benefit from the company’s business transformation initiatives aimed at simplifying the portfolio to drive efficiency and reduce costs.

Marketing and Administrative Expenses

The special items identified above had a favorable impact of approximately 0.4 and 0.9 percentage points on the marketing and administrative expense ratio in the first quarters of 2017 and 2016, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the marketing and administrative expenses ratio in the first quarter of 2017 declined due to the actions taken by the company to rebase its cost structure and focus on expense management. These savings were partially offset by decreased benefits to the marketing and administrative expenses ratio from lower transition service income as the agreement with Baxalta for these services continues to wind down.

Research and Development

	Three months ended March 31,		Percent
(in millions)	2017	2016	change
Research and development expenses	$128	$136	(6)%
As a percentage of net sales	5.2%	5.7%

Research and development expenses decreased six percent during the first quarter of 2017 as a result of the Company’s efforts to optimize its overall research and development expenditures and reduce infrastructure related expenses and shift investment to new product development.

Business Optimization Items

Beginning in the second half of 2015, the company has initiated actions to transform its costs structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through March 31, 2017, the company has incurred pretax costs of $439 million related to these actions. The costs consisted primarily of employee termination costs, implementation costs, and accelerated depreciation. The company expects to incur additional pretax costs of approximately $360 million and capital expenditures of $90 million related to these initiatives by the end of 2018. These costs will primarily include employee termination costs, implementation costs, and accelerated depreciation. The company expects that approximately 5 percent of the remaining charges will be non-cash. These actions in the aggregate are expected to provide future annual pretax savings of approximately $860 million. The savings from these actions will impact cost of sales, marketing and administrative expenses, and research and development expenses.  Approximately 85 percent of the expected annual pretax savings are expected to be realized by the end of 2018, with the remainder by the end of 2020.

Refer to Note 7 in Item 1 for additional information regarding the company’s business optimization initiatives.

Net Interest Expense

Net interest expense was $14 million and $28 million in the first quarters of 2017 and 2016, respectively. The decrease in the first quarter of 2017 was primarily driven by lower outstanding debt as a result of the first quarter 2016 debt-for-equity exchanges which extinguished $3.65 billion of debt as well as reduced coupon rates resulting from the third quarter 2016 debt issuance. See Note 8 within Item 1 for additional details about the debt extinguishments.

Other Expense (Income), Net

Other expense (income), net was expense of $2 million in the first quarter of 2017 and income of $3.2 billion in the first quarter of 2016, respectively.  Excluding the impact of the $3.2 billion net realized gain on the Retained shares transactions and the $101 million debt extinguishment loss, other expense (income), net decreased $29 million in 2017 as compared to 2016.  The decrease was attributable to income in 2016 from a $9 million dividend from the Retained Shares and $9 million of income related to foreign currency fluctuations principally related to intercompany receivables, payables and monetary assets denominated in a foreign currency.  In addition, the company recognized investment impairment losses of $7 million in the first quarter of 2017.

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

Renal

Segment EBITDA was $199 million and $122 million in the first quarters of 2017 and 2016, respectively. The increase in 2017 was driven by lower research and development costs as the company realigned allocations of research and development costs based on project spend attributable to segments, higher gross margins due to product mix and lower marketing and administrative expenses as the Renal segment benefited from the company’s business optimization programs and continued to focus on reducing discretionary spending.  This growth was partially offset by unfavorable foreign currency.

Hospital Products

Segment EBITDA was $564 million and $509 million in the first quarters of 2017 and 2016, respectively. This increase was driven by higher net sales, principally in the Fluid Systems and Surgical Care franchises, and lower marketing and administrative expenses as cost savings were realized from the company’s business optimization programs and continued focus on reducing discretionary spending. This growth was partially offset by higher research and development costs as the company realigned allocations of research and development costs based on project spend attributable to segments and unfavorable foreign currency.

Corporate and other

Certain income and expense amounts are not allocated to a segment. These amounts are detailed in the table in Note 14 within Item 1 and primarily include net interest expense, foreign exchange fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, stock compensation expense, non-strategic investments and related income and expense, certain employee benefit plan costs as well as certain nonrecurring gains and losses and other charges (such as business optimization, integration and separation-related costs and asset impairments).

Income Taxes

The company’s effective income tax rate for continuing operations was 16.8% and (1.7)% in the first quarters of 2017 and 2016, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations increased during the three months ended March 31, 2017 principally due to the absence of the tax-free net realized gains associated with the Baxalta debt-for-equity exchanges and benefits attributable to closing an IRS and German income tax audit that were each reflected during the three months ended March 31, 2016.  The effective income tax rate for continuing operations during the three months ended March 31, 2017 was favorably impacted by approximately 5.0 percentage points due to tax windfall benefits realized from stock option exercises and vesting of restricted share units and performance share units associated with the company’s stock compensation programs.

Income from Continuing Operations and Earnings per Diluted Share

Income from continuing operations was $273 million, or $0.50 per diluted share, for the first quarter of 2017 and $3.4 billion, or $6.13 per diluted share, for the first quarter of 2016. The significant factors and events contributing to the changes are discussed above.

Loss from Discontinued Operations

Discontinued operations were insignificant for both periods presented.  Refer to Note 2 within Item 1 for additional information regarding the separation of Baxalta.

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of the statement of cash flow for the three month periods ended March 31, 2017 and 2016.

	Three months ended
	March 31,
(in millions)	2017	2016
Cash flows from operations - continuing operations	$206	$(174)
Cash flows from investing activities - continuing operations	(117)	(214)
Cash flows from financing activities	(37)	510

Cash Flows from Operations — Continuing Operations

Operating cash flows from continuing operations increased during the first quarter of 2017 as compared to the prior year period. The increase was driven by the factors discussed below.

Accounts Receivable

Cash inflows from accounts receivable were $78 million in the first quarter of 2017 compared to $16 million in the prior year as days sales outstanding decreased from 60.3 to 52.4 days quarter over quarter.  This decrease was primarily driven by improved timing of collections in Europe and Latin America.

Inventories

Cash outflows relating to inventories increased slightly in 2017 as compared to the same prior year period. The following is a summary of inventories as of March 31, 2017 and December 31, 2016, as well as annualized inventory turns for the first quarter of 2017 and 2016, by segment.

	Inventories		Annualized inventory turns for the three
	March 31,	December 31,	months ended March 31,
(in millions, except inventory turn data)	2017	2016	2017	2016
Renal	$629	$544	3.39	3.47
Hospital Products	851	885	3.89	3.01
Other	—	1	n/a	n/a
Total company	$1,480	$1,430	3.68	3.19

The increase in inventories was driven primarily by seasonal inventory build in the Renal segment in anticipation of plant line maintenance, partially offset by a decline in the Hospital Products segment driven by continued working capital improvement initiatives and strong U.S. sales in the segment’s Fluid Systems and Surgical Care businesses.

Other

The changes in accounts payable and accrued liabilities were a $262 million outflow in the first quarter of 2017 compared to a $438 million outflow in the first quarter of 2016. The changes were primarily driven by a first quarter 2016 non-recurring $303 million tax settlement payment to partially settle a U.S. Federal income tax audit as well as the timing of supplier payments.

Payments related to the execution of the company’s business optimization initiatives increased from $22 million in the first quarter of 2016 to $43 million in the first quarter of 2017. The company made payments of $12 million in the first quarter of 2016 related to the execution of the COLLEAGUE infusion pump and SIGMA SPECTRUM infusion pump recalls. Refer to Note 7 within Item 1 for further information regarding the company’s business optimization initiatives.

Changes in other balance sheet items were outflows of $62 million and $108 million in the first quarter of 2017 and 2016, respectively, primarily driven by changes in prepaid expenses.

Cash Flows from Investing Activities — Continuing Operations

Capital Expenditures

Capital expenditures were $123 million and $184 million in the first quarters of 2017 and 2016, respectively. The company’s capital expenditures in 2017 were driven by targeted investments in projects to support production of PD and IV solutions.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments were not significant in the first quarter of 2017. Cash outflows relating to acquisitions and investments of $33 million in the first quarter of 2016 were driven primarily by the acquisition of the rights to Vancomycin from Celerity.

Divestitures and Other Investing Activities

Cash inflows from divestitures and other investing activities were not significant in the first quarters of 2017 or 2016.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

There were no cash flows related to debt and other financing obligations for the first quarter of 2017.

Net cash inflows related to debt and other financing obligations totaled $491 million for the first quarter of 2016 primarily related to $61 million of borrowings under the company’s revolving credit facility and $450 million for the issuance of commercial paper.

Other Financing Activities

Cash dividend payments totaled $70 million and $63 million in the first quarters of 2017 and 2016, respectively. The increase in cash dividend payments was primarily due to an increase in the quarterly dividend rate from $0.115 to $0.13 per share for quarterly dividends beginning after May 2016.

Proceeds from stock issued under employee benefit plans increased from $84 million in the first quarter of 2016 to $111 million in the first quarter of 2017, primarily due to increased option exercises in the first quarter of 2017.

As authorized by the Board of Directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. The Board of Directors increased this authority by an additional $1.5 billion in November 2016. The company paid $51 million in cash to repurchase approximately 1 million shares pursuant to this authority in the first quarter of 2017 and had $1.6 billion remaining available under this authorization as of March 31, 2017. The company did not repurchase any stock in the first quarter of 2016.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

As of March 31, 2017, the company’s U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $1.5 billion and approximately €200 million, respectively. As of March 31, 2017, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.9 billion of cash and equivalents as of March 31, 2017, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, which have experienced a deterioration in credit and economic conditions. As of March 31, 2017, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $142 million.

While these economic conditions have not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

The company’s credit ratings at March 31, 2017 were as follows.

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	BBB+	Baa2
Short-term debt	A2	F2	P2
Outlook	Stable	Stable	Stable

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2016 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2016 Annual Report. There have been no significant changes in the company’s application of its critical accounting policies during the first quarter of 2017.

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

In June 2013, the company received a Warning Letter from FDA regarding operations and processes at its North Cove, North Carolina and Jayuya, Puerto Rico facilities and in November 2015 attended a Regulatory Meeting with FDA concerning the Jayuya facility. The Warning Letter addresses observations related to Current Good Manufacturing Practice violations at the two facilities.

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

Please see Item 1A of the 2016 Annual Report and Item 1 of Part II of this quarterly report for additional discussion of regulatory matters and how they may impact the company.

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, future regulatory filings and the company’s R&D pipeline, strategic objectives, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risks, potential tax liability associated the separation of the company’s biopharmaceuticals and medical products businesses (including the 2016 disposition of the company’s retained stake in Baxalta), the impact of competition, future sales growth, business development activities, business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the sufficiency of the company’s facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

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
•

future actions of FDA, EMA or any other regulatory body or government authority (including the U.S. Department of Justice or the New York Attorney General) that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;

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
•

other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described in Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2016, all of which are available on the company’s website.

Actual results may differ materially from those projected in the forward-looking statements. The company does not undertake to update its forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Currency Risk

The company is primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Mexican Peso and New Zealand Dollar. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. Financial market and currency volatility may limit the company’s ability to cost-effectively hedge these exposures.

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2017 is 20 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

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

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at March 31, 2017, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $7 million with respect to those contracts would decrease by $29 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at March 31, 2017 by replacing the actual exchange rates at March 31, 2017 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2016 Annual Report. There were no significant changes during the quarter ended March 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2017. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 and 2016 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2017, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, of comprehensive income, of cash flows and of changes in equity for the year then ended, and in our report dated February 23, 2017, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

May 4, 2017

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Part I, Item 1, Note 13 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about the company’s common stock repurchases during the three-month period ended March, 31, 2017.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
January 1, 2017 through January 31, 2017	—	$—	—
February 1, 2017 through February 28, 2017	—	$—	—
March 1, 2017 through March 31, 2017	1,000,000	$50.55	1,000,000
Total	1,000,000	$50.55	1,000,000	1,632,939,486
(1)

In July 2012, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. The board of directors increased this authority by an additional $1.5 billion in November 2016. During the first quarter of 2017, the company repurchased 1.0 million shares for $51 million under this program. $1.6 billion remained available as of March 31, 2017. This program does not have an expiration date.

Item 6.	Exhibits

Exhibit Index:

Exhibit Number	Description

C 10.1

Separation Agreement, dated as of March 2, 2017, by and between Baxter International Inc. and David Scharf (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 3, 2017)

C 10.2	Baxter International Inc. 2017 Equity Plan, effective as of March 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 3, 2017)

C 10.3	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 14, 2017)

15*	Letter Re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
C	Management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: May 4, 2017	By:	/s/ James K. Saccaro
James K. Saccaro
Corporate Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)