Form 10-Q
period 2017-06-30
BAXTER INTERNATIONAL INC
filed 2017-08-07
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 28, 2017 was 544,870,914 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$2,605	$2,585	$5,080	$4,960
Cost of sales	1,475	1,613	2,908	3,023
Gross margin	1,130	972	2,172	1,937
Marketing and administrative expenses	635	709	1,205	1,350
Research and development expenses	156	195	284	331
Operating income	339	68	683	256
Net interest expense	13	11	27	39
Other expense (income), net	20	(1,161)	22	(4,330)
Income from continuing operations before income taxes	306	1,218	634	4,547
Income tax expense (benefit)	42	6	97	(52)
Income from continuing operations	264	1,212	537	4,599
Income (loss) from discontinued operations, net of tax	1	—	—	(7)
Net income	$265	$1,212	$537	$4,592
Income from continuing operations per common share
Basic	$0.49	$2.21	$0.99	$8.39
Diluted	$0.48	$2.19	$0.97	$8.33
Loss from discontinued operations per common share
Basic	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$(0.01)
Net income per common share
Basic	$0.49	$2.21	$0.99	$8.38
Diluted	$0.48	$2.19	$0.97	$8.32
Weighted-average number of common shares outstanding
Basic	544	548	542	548
Diluted	555	553	553	552
Cash dividends declared per common share	$0.160	$0.130	$0.290	$0.245

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$265	$1,212	$537	$4,592
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense (benefit) of $28 and ($24) for the three months ended June 30, 2017 and 2016, respectively, and $48 and ($10) for the six months ended June 30, 2017 and 2016, respectively	227	(118)	349	(26)
Pension and other employee benefits, net of tax expense of $10 and $10 for the three months ended June 30, 2017 and 2016, respectively, and $20 and $21 for the six months ended June 30, 2017 and 2016, respectively	17	19	38	40
Hedging activities, net of tax benefit of ($1) and ($2) for the three months ended June 30, 2017 and 2016, respectively, and ($5) and ($5) for the six months ended June 30, 2017 and 2016, respectively	(3)	(5)	(10)	(11)
Available-for-sale securities, net of tax expense of $1 and zero for the three and six months ended June 30, 2017 and 2016, respectively	1	(1,065)	3	(4,431)
Total other comprehensive income (loss), net of tax	242	(1,169)	380	(4,428)
Comprehensive income	$507	$43	$917	$164

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		June 30,	December 31,
		2017	2016
Current assets	Cash and equivalents	$3,817	$2,801
	Accounts and other current receivables, net	1,721	1,691
	Inventories	1,525	1,430
	Prepaid expenses and other	619	602
	Current assets held for disposition	22	50
	Total current assets	7,704	6,574
Property, plant and equipment, net		4,337	4,289
Other assets	Goodwill	2,746	2,595
	Other intangible assets, net	1,109	1,111
	Other	1,067	977
	Total other assets	4,922	4,683
Total assets		$16,963	$15,546
Current liabilities	Current maturities of long-term debt and lease obligations	$3	$3
	Accounts payable and accrued liabilities	2,471	2,612
	Current income taxes payable	83	126
	Current liabilities held for disposition	1	3
	Total current liabilities	2,558	2,744
Long-term debt and lease obligations		3,454	2,779
Other long-term liabilities		1,786	1,743
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2017 and 2016	683	683
	Common stock in treasury, at cost, 138,913,644 shares in 2017 and 143,890,064 shares in 2016	(7,722)	(7,995)
	Additional contributed capital	5,910	5,958
	Retained earnings	14,480	14,200
	Accumulated other comprehensive (loss) income	(4,176)	(4,556)
	Total Baxter shareholders’ equity	9,175	8,290
	Noncontrolling interests	(10)	(10)
	Total equity	9,165	8,280
Total liabilities and equity		$16,963	$15,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Six months ended
		June 30,
		2017	2016
Cash flows from operations	Net income	$537	$4,592
	Adjustments to reconcile income from continuing operations to net cash from operating activities:
	Loss from discontinued operations, net of tax	—	7
	Depreciation and amortization	378	395
	Deferred income taxes	(20)	(147)
	Stock compensation	46	54
	Net periodic pension benefit and OPEB costs	62	60
	Net realized gains on the Baxalta Retained Share transactions	—	(4,387)
	Other	45	238
	Changes in balance sheet items
	Accounts and other current receivables, net	43	(38)
	Inventories	(38)	(25)
	Accounts payable and accrued liabilities	(112)	(343)
	Business optimization and infusion pump payments	(80)	(66)
	Other	(94)	61
	Cash flows from operations – continuing operations	767	401
	Cash flows from operations – discontinued operations	(49)	8
	Cash flows from operations	718	409
Cash flows from investing activities	Capital expenditures	(279)	(352)
	Acquisitions and investments, net of cash acquired	(36)	(42)
	Divestitures and other investing activities, net	2	11
	Cash flows from investing activities – continuing operations	(313)	(383)
	Cash flows from investing activities – discontinued operations	—	13
	Cash flows from investing activities	(313)	(370)
Cash flows from financing activities	Issuances of debt	633	61
	Payments of obligations	—	(233)
	Increase in debt with original maturities of three months or less, net	—	481
	Cash dividends on common stock	(141)	(126)
	Proceeds from stock issued under employee benefit plans	200	168
	Purchases of treasury stock	(95)	—
	Other	(31)	10
	Cash flows from financing activities	566	361
Effect of foreign exchange rate changes on cash and equivalents		45	17
Increase in cash and equivalents		1,016	417
Cash and equivalents at beginning of period		2,801	2,213
Cash and equivalents at end of period		$3,817	$2,630
Supplemental Schedule of Non-Cash Investing and Financing Activities
Net proceeds on the Baxalta Retained Share transactions		$—	$4,387
Payment of obligations in exchange for Baxalta Retained Shares		$—	$3,646
Exchange of Baxter shares with Baxalta Retained Shares		$—	$611

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

Accounting for Venezuelan Operations

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan bolivars for U.S. dollars and require such exchange to be made at the official exchange rate established by the government. In the first quarter of 2016, the Venezuelan government moved from the three-tier exchange rate system to a two-tiered exchange rate system and the official rate for food and medicine imports was adjusted from 6.3 to 10 bolivars per U.S. dollar. Due to a recent decline in transactions settled at the official rate or the secondary rate and limitations on the company’s ability to repatriate funds generated by its Venezuela operations, the company concluded in the second quarter that it no longer meets the accounting criteria for control over its business in Venezuela and the company deconsolidated its Venezuelan operations on June 30, 2017. As a result of deconsolidating the Venezuelan operations, the company recorded a pre-tax charge of $33 million in other expense (income), net in the second quarter of 2017. This charge included the write-off of the company’s investment in its Venezuelan operations, related unrealized translation adjustments and elimination of intercompany amounts. Beginning in the third quarter of 2017, the company will no longer include the results of its Venezuelan business in its consolidated financial statements.

New accounting standards

Recently issued accounting standards not yet adopted

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC 715, Compensation – Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic postretirement benefit cost in operating expenses. The service cost component of net periodic postretirement benefit cost should be presented in the same operating expense line items as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest costs, expected return on assets, amortization of prior service cost/credit, and settlement and curtailment effects, are to be included separately and outside of any subtotal of operating income. The company intends to adopt the standard effective January 1, 2018.  This guidance will impact the presentation of the company’s consolidated statements of income with no impact on net income.  Upon adoption of the standard on January 1, 2018, operating income for the three and six months ended June 30, 2017, will be recast to increase $8 million and $17 million, respectively, with a corresponding increase in other expense (income), net.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU No. 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU No. 2014-09 will be effective for the company beginning on January 1, 2018. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.  The company has completed an assessment of the new standard and is currently executing its detailed implementation plan and developing processes for gathering information for required disclosures.  Based on the work performed to date, the company does not expect the adoption of the new standard to have a material impact on the consolidated financial statements. The company expects to adopt the standard using the modified retrospective method.

Recently adopted accounting pronouncements

As of January 1, 2017, the company adopted on a prospective basis ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The updated guidance requires all tax effects related to share-based payments to be recorded in income tax expense in the consolidated statement of income. Previous guidance required that tax effects of deductions in excess of share-based compensation costs (windfall tax benefits) be recorded in additional paid-in capital, and tax deficiencies be recorded in additional paid-in capital to the extent of previously recognized windfall tax benefits, with the remainder recorded in income tax expense. The new guidance also requires the cash flows resulting from windfall tax benefits to be reported as operating activities in the consolidated statement of cash flows, rather than the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. As a result of the adoption, net income and operating cash flow for the three and six months ended June 30, 2017, increased by approximately $13 million and $30 million, respectively.  The prior periods have not been restated and therefore, windfall tax benefits of $12 million and $27 million, respectively, for the three and six months ended June 30, 2016, were not included in net income and were included as an inflow from financing activities and an outflow from operating activities in the condensed consolidated statement of cash flows.

In 2016, the company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230). The guidance requires that the cash payments for debt prepayment or debt extinguishment costs be classified as cash outflows for financing activities. As a result of the adoption, the company recast certain debt repayments and debt extinguishment costs from operating to financing activities which resulted in an increase to operating cash flow and a decrease in financing cash flows of $33 million for the six months ended June 30, 2016. The adoption of this guidance did not impact the company’s condensed consolidated statements of income, condensed consolidated statements of comprehensive income or condensed consolidated balance sheets.

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

For a portion of Baxalta’s operations, the legal transfer of Baxalta’s assets and liabilities did not occur with the separation of Baxalta on July 1, 2015 due to the time required to transfer marketing authorizations and other regulatory requirements in certain countries. Under the terms of the International Commercial Operations Agreement (ICOA), Baxalta is subject to the risks and entitled to the benefits generated by these operations and assets until legal transfer; therefore, the net economic benefit and any cash collected by these entities by Baxter are transferred to Baxalta. As of June 30, 2017, two countries have not yet been separated.

Following is a summary of the operating results of Baxalta, which have been reflected as discontinued operations for the three and six months ended June 30, 2017 and 2016. The assets and liabilities have been classified as held for disposition as of June 30, 2017 and December 31, 2016.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Major classes of line items constituting income from discontinued operations before income taxes
Net sales	$2	$56	$6	$120
Cost of sales	(1)	(56)	(5)	(115)
Marketing and administrative expenses	—	—	(1)	(20)
Research and development expenses	—	—	—	—
Other income and expense items that are not major	—	—	—	—
Income (loss) from discontinued operations before income taxes	1	—	—	(15)
Gain on disposal of discontinued operations	—	—	—	17
Income tax expense	—	—	—	9
Income (loss) from discontinued operations, net of tax	$1	$—	$—	$(7)

	June 30,	December 31,
(in millions)	2017	2016
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts and other current receivables, net	$21	$48
Property, plant, and equipment, net	—	1
Other	1	1
Total assets of the disposal group	$22	$50

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$1	$3
Total liabilities of the disposal group	$1	$3

As of June 30, 2017 and December 31, 2016, Baxter recorded a liability of $21 million and $47 million, respectively, for its obligation to transfer these net assets to Baxalta.

Baxter and Baxalta entered into several agreements in connection with the July 1, 2015 separation, including a transition services agreement (TSA), separation and distribution agreement, manufacturing and supply agreements (MSA), tax matters agreement, an employee matters agreement, a long-term services agreement, and a shareholder’s and registration rights agreement.

Pursuant to the TSA, Baxter and Baxalta and their respective subsidiaries are providing to each other, on an interim, transitional basis, various services. Services being provided by Baxter include, among others, finance, information technology, human resources, quality supply chain and certain other administrative services. The services generally commenced on the Distribution date and are expected to terminate within 36 months of the Distribution date. Billings by Baxter under the TSA are recorded as a reduction of the costs to provide the respective service in the applicable expense category, primarily in marketing and administrative expenses, in the condensed consolidated statements of income. In the three and six months ended June 30, 2017, the company recognized approximately $16 million and $36 million, respectively, as a reduction to marketing and administrative expenses related to the TSA. In the three and six months ended June 30, 2016, the company recognized approximately $26 million and $53 million, respectively, as a reduction to marketing and administrative expenses related to the TSA.

Pursuant to the MSA, Baxalta or Baxter, as the case may be, manufactures, labels, and packages products for the other party. The terms of the agreements range in initial duration from five to 10 years. In the three and six months ended June 30, 2017, Baxter recognized approximately $6 million and $12 million, respectively, in sales to Baxalta. In the three and six months ended June 30, 2016, Baxter recognized approximately $14 million and $25 million, respectively, in sales to Baxalta.  In addition, in the three and six months ended June 30, 2017, Baxter recognized $50 million and $98 million, respectively, in cost of sales related to purchases from Baxalta pursuant to the MSA. In the three and six months ended June 30, 2016, Baxter recognized $48 million and $92 million, respectively, in cost of sales related to purchases from Baxalta pursuant to the MSA.  The cash flows associated with these agreements are included in cash flows from operations — continuing operations.

Cash outflows of $49 million and inflows of $8 million were reported in cash flows from operations – discontinued operations for the six-month periods ending June 30, 2017 and 2016, respectively. These relate to non-assignable tenders whereby Baxter remains the seller of Baxalta products, transactions related to importation services Baxter provides in certain countries, in addition to trade payables settled post local separation on Baxalta’s behalf.

3. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Interest expense, net of capitalized interest	$21	$16	$40	$49
Interest income	(8)	(5)	(13)	(10)
Net interest expense	$13	$11	$27	$39

Other expense (income), net

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Foreign exchange	$(15)	$(3)	$(15)	$(12)
Net loss on debt extinguishment	—	—	—	101
Net realized gains on Baxalta Retained Shares transactions	—	(1,148)	—	(4,387)
Venezuela deconsolidation	33	—	33	—
All other	2	(10)	4	(32)
Other expense (income), net	$20	$(1,161)	$22	$(4,330)

Inventories

	June 30,	December 31,
(in millions)	2017	2016
Raw materials	$329	$319
Work in process	141	122
Finished goods	1,055	989
Inventories	$1,525	$1,430

Property, plant and equipment, net

	June 30,	December 31,
(in millions)	2017	2016
Property, plant and equipment, at cost	$9,592	$9,162
Accumulated depreciation	(5,255)	(4,873)
Property, plant and equipment, net	$4,337	$4,289

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

The following table is a reconciliation of basic shares to diluted shares.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Basic shares	544	548	542	548
Effect of dilutive securities	11	5	11	4
Diluted shares	555	553	553	552

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 6 million and 4 million equity awards for the second quarter and six months ended June 30, 2017, respectively, and 9 million and 14 million equity awards for the second quarter and six months ended June 30, 2016, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 9 for additional information regarding items impacting basic shares.

Stock repurchases

In July 2012, the Board of Directors authorized the repurchase of up to $2 billion of the company’s common stock. The board of directors increased this authority by an additional $1.5 billion in November 2016. During the first half of 2017, the company repurchased 1.8 million shares for $95 million in cash. During the first half of 2016, the company did not repurchase any shares. The company has $1.6 billion remaining available under the authorization as of June 30, 2017.

5. ACQUISITIONS AND OTHER ARRANGEMENTS

Celerity Pharmaceuticals, LLC

In the second quarter of 2017, Baxter paid approximately $10 million to acquire the rights to Clindamycin Saline from Celerity Pharmaceuticals, LLC (Celerity).  Baxter capitalized the purchase price as an intangible asset and is amortizing the asset over the estimated economic life of 12 years.

In the first quarter of 2016, Baxter paid approximately $23 million to acquire the rights to Vancomycin injection in 0.9% Sodium Chloride (Normal Saline) in 500mg, 750mg, and 1 gram presentations from Celerity. Baxter capitalized the purchase price as an intangible asset and is amortizing the asset over the estimated economic life of 12 years. Refer to Note 5 within the 2016 Annual Report for additional information regarding the company’s agreement with Celerity.

Wound Care Technologies, Inc.

In April 2017, Baxter paid approximately $8 million to acquire Wound Care Technologies, Inc., a medical technology company that develops and markets external tissue expansion devices for the wound care market.  The purchase price allocation resulted in an amortizable intangible asset of $8 million that will be amortized over its estimated economic life of 8 years.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	Renal	Hospital Products	Total
Balance as of December 31, 2016	$397	$2,198	$2,595
Additions	5	2	7
Currency translation adjustments	22	122	144
Balance as of June 30, 2017	$424	$2,322	$2,746

As of June 30, 2017, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
June 30, 2017
Gross other intangible assets	$1,802	$408	$32	$2,242
Accumulated amortization	(940)	(193)	—	(1,133)
Other intangible assets, net	$862	$215	$32	$1,109
December 31, 2016
Gross other intangible assets	$1,690	$384	$57	$2,131
Accumulated amortization	(855)	(165)	—	(1,020)
Other intangible assets, net	$835	$219	$57	$1,111

Intangible asset amortization expense was $36 million and $42 million in the three months ended June 30, 2017 and 2016, respectively, and $74 million and $82 million in the six months ended June 30, 2017 and 2016, respectively.

In the second quarter of 2016, the company recorded an impairment charge of $51 million, of which $41 million related to a developed technology asset, relating to the company’s Hospital Products segment synthetic bone repair products business which was acquired from ApaTech Limited in 2010. The assets of the business were written down to estimated fair value and recorded in cost of sales.

7. BUSINESS OPTIMIZATION CHARGES

Beginning in the second half of 2015, the company initiated actions to transform its cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through June 30, 2017, the company has incurred cumulative pretax costs of $474 million related to these actions. The costs consisted primarily of employee termination, implementation costs and accelerated depreciation. The company expects to incur additional pretax costs of approximately $335 million and capital expenditures of $90 million through the completion of these initiatives by the end of 2018. The costs will primarily include employee termination costs, implementation costs, and accelerated depreciation. Of this amount, the company expects that approximately 5 percent of the charges will be non-cash.

During the three and six months ended June 30, 2017 and 2016, the company recorded the following charges related to business optimization programs.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Restructuring charges, net	$16	$103	$19	$107
Costs to implement business optimization programs	16	15	37	19
Gambro integration costs	—	7	—	14
Accelerated depreciation	3	14	8	14
Total business optimization charges	$35	$139	$64	$154

During the three and six months ended June 30, 2017 and 2016, the company recorded the following restructuring charges.

	Three months ended
	June 30, 2017
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$4	$3	$—	$7
Contract termination costs	—	4	—	4
Asset impairments	5	—	—	5
Total restructuring charges	$9	$7	$—	$16

	Three months ended
	June 30, 2016
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$18	$9	$13	$40
Contract termination costs	12	2	14	28
Asset impairments	22	—	13	35
Total restructuring charges	$52	$11	$40	$103

	Six months ended
	June 30, 2017
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$14	$9	$—	$23
Contract termination costs	—	5	—	5
Asset impairments	5	—	—	5
Reserve adjustments	(7)	(5)	(2)	(14)
Total restructuring charges	$12	$9	$(2)	$19

	Six months ended
	June 30, 2016
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$31	$10	$14	$55
Contract termination costs	12	2	14	28
Asset impairments	22	—	13	35
Reserve adjustments	(1)	(8)	(2)	(11)
Total restructuring charges	$64	$4	$39	$107

Costs to implement business optimization programs for the three and six months ended June 30, 2017, were $16 million and $37 million respectively, and consisted primarily of external consulting and transition costs as well as employee salary and related costs. These costs were included within cost of sales and marketing and administrative expense.

Costs to implement business optimization programs for the three and six months ended June 30, 2016, were $15 million and $19 million, respectively, and were related primarily to external consulting costs. These costs were included within marketing and administrative and R&D expense.

Costs related to the integration of Gambro AB (Gambro) were included within marketing and administrative expense for all referenced periods.

For the three and six months ended June 30, 2017, the company recognized accelerated depreciation, primarily associated with facilities to be closed, of $3 million and $8 million respectively. The costs were recorded within cost of sales, marketing and administrative and R&D expense.

For the three and six months ended June 30, 2016, the company recognized $14 million of accelerated depreciation, primarily associated with facilities to be closed. The costs were recorded in cost of sales for all referenced periods.

The following table summarizes cash activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserves as of December 31, 2016	$164
Charges	28
Reserve adjustments	(14)
Utilization	(80)
CTA	14
Reserves as of June 30, 2017	$112

Reserve adjustments primarily relate to employee termination cost reserves established in prior periods.

Approximately 80% of the company’s restructuring reserves as of June 30, 2017 relate to employee termination costs, with the remaining reserves attributable to contract termination costs. The reserves are expected to be substantially utilized by the end of 2018.

8. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Debt Issuance

In May 2017, Baxter issued senior notes with a total aggregate principal amount of €600 million at a fixed coupon rate of 1.30% due in May 2025.  The company has designated this debt as a non-derivative net investment hedge of its European operations for accounting purposes.

Debt-for-equity exchanges

On January 27, 2016, Baxter exchanged Baxalta Retained Shares for the extinguishment of $1.45 billion aggregate principal amount outstanding under its $1.8 billion U.S. dollar-denominated revolving credit facility. This exchange extinguished the indebtedness under the facility, which was terminated in connection with such debt-for-equity exchange. There were no material prepayment penalties or breakage costs associated with the termination of the facility. Baxter recognized a net realized gain of $1.25 billion related to the Baxalta Retained Shares exchanged, which was included in other expense (income), net for the period ended June 30, 2016.

On March 16, 2016, the company exchanged Baxalta Retained Shares for the extinguishment of approximately $2.2 billion in principal amount of its 0.950% Notes due May 2016, 5.900% Notes due August 2016, 1.850% Notes due January 2017, 5.375% Notes due May 2018, 1.850% Notes due June 2018, 4.500% Notes due August 2019, and 4.250% Notes due February 2020 purchased by certain third party purchasers in the previously announced debt tender offers. As a result, the company recognized a net loss on extinguishment of debt totaling $101 million and a net realized gain of $2.0 billion on the Baxalta Retained Shares exchanged, which are included in other expense (income), net for the period ended June 30, 2016.

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Sold receivables at beginning of period	$61	$85	$68	$81
Proceeds from sales of receivables	67	93	129	197
Cash collections (remitted to the owners of the receivables)	(66)	(121)	(137)	(228)
Effect of currency exchange rate changes	1	5	3	12
Sold receivables at end of period	$63	$62	$63	$62

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy that have experienced a deterioration in credit and economic conditions. As of June 30, 2017, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $148 million.

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

All derivative instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. Based upon the exposure being hedged, the company designates its hedging instruments as cash flow, fair value, or net investment hedges.

Cash Flow Hedges

The company may use options, including collars and purchased options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities.

For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is accumulated in accumulated other comprehensive income (AOCI) and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to other comprehensive income (OCI) over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in net sales, cost of sales, net interest expense, and other expense (income), net, and primarily relate to forecasted third-party sales denominated in foreign currencies, forecasted intercompany sales denominated in foreign currencies, and anticipated issuances of debt, respectively.

The notional amounts of foreign exchange contracts were $673 million and $561 million as of June 30, 2017 and December 31, 2016, respectively. There were no outstanding interest rate contracts designated as cash flow hedges as of June 30, 2017 and December 31, 2016. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of June 30, 2017 is 17 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $200 million as of June 30, 2017 and December 31, 2016

Net Investment Hedges

In May 2017, the company issued €600 million of senior notes due May 2025. The company has designated this debt as a hedge of a portion of its net investment in its European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances have been and will be recorded as a component of AOCI.  As of June 30, 2017, the company had accumulated pre-tax unrealized translation losses in AOCI of $31 million related to the Euro-denominated senior notes.

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

There were no hedge dedesignations in the first six months of 2017 or 2016 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first six months of 2017. In March 2016, the company terminated a total notional value of $765 million of interest rate contracts in connection with the March debt tender offers, resulting in a $34 million reduction to the debt extinguishment loss.

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

The total notional amount of undesignated derivative instruments was $756 million as of June 30, 2017 and $822 million as of December 31, 2016.

Gains and Losses on Hedging Activities

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the three months ended June 30, 2017 and 2016.

	Gain (loss) recognized in OCI		Location of gain (loss)	Gain (loss) reclassified from AOCI into income
(in millions)	2017	2016	in income statement	2017	2016
Cash flow hedges
Interest rate contracts	$(3)	$—	Net interest expense	$—	$—
Foreign exchange contracts	(5)	(7)	Cost of sales	(3)	(2)
Net investment hedge	(31)	—	Other expense (income), net	—	—
Total	$(39)	$(7)		$(3)	$(2)

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2017	2016
Fair value hedges
Interest rate contracts	Net interest expense	$1	$4
Undesignated derivative instruments
Foreign exchange contracts	Other expense (income), net	$(4)	$(11)

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the six months ended June 30, 2017 and 2016.

	Gain (loss) recognized in OCI		Location of gain (loss)	Gain (loss) reclassified from AOCI into income
(in millions)	2017	2016	in income statement	2017	2016
Cash flow hedges
Interest rate contracts	$(3)	$—	Other expense (income), net	$—	$4
Foreign exchange contracts	(13)	(11)	Cost of sales	(1)	(1)
Net investment hedge	(31)	—	Other expense (income), net	—	—
Total	$(47)	$(11)		$(1)	$3

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2017	2016
Fair value hedges
Interest rate contracts	Net interest expense	$—	$26
Undesignated derivative instruments
Foreign exchange contracts	Other expense (income), net	$(4)	$(5)

For the company’s fair value hedges, equal and offsetting losses of $1 million were recognized in net interest expense in the second quarter of 2017 and equal and offsetting losses of $4 million and $26 million were recognized in net interest expense in the second quarter and first half of 2016, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for all periods presented were not material.

As of June 30, 2017, $5 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2017.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$7	Other long- term liabilities	$—
Foreign exchange contracts	Prepaid expenses and other	11	Accounts payable and accrued liabilities	1
Foreign exchange contracts	Other long-term assets	3	Other long- term liabilities	—
Total derivative instruments designated as hedges		$21		$1
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$1
Total derivative instruments		$21		$2

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

	June 30, 2017		December 31, 2016
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$21	$2	$30	$3
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(2)	(2)	(3)	(3)
Total	$19	$—	$27	$—

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$14	$—	$14	$—
Interest rate hedges	7	—	7	—
Available-for-sale securities	10	10	—	—
Total assets	$31	$10	$21	$—
Liabilities
Foreign currency hedges	$2	$—	$2	$—
Contingent payments related to acquisitions	10	—	—	10
Total liabilities	$12	$—	$2	$10

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$23	$—	$23	$—
Interest rate hedges	7	—	7	—
Available-for-sale securities	9	9	—	—
Total assets	$39	$9	$30	$—
Liabilities
Foreign currency hedges	$3	$—	$3	$—
Contingent payments related to acquisitions	19	—	—	19
Total liabilities	$22	$—	$3	$19

As of June 30, 2017, cash and equivalents of $3.8 billion included money market funds of approximately $1 billion, and as of December 31, 2016, cash and equivalents of $2.8 billion included money market funds of approximately $1 billion. Money market funds would be considered Level 2 in the fair value hierarchy.

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

Contingent payments related to acquisitions consist of commercial milestone payments and sales-based payments, and are valued using discounted cash flow techniques. The fair value of commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated. The change in the fair value of contingent payments related to Baxter’s acquisitions, which use significant unobservable inputs (Level 3) in the fair value measurement, were primarily driven by payments of approximately $8 million in the first half of 2017.

The following table provides information relating to the company’s investments in available-for-sale equity securities.

(in millions)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2017	$9	$2	$1	$10
December 31, 2016	$13	$—	$4	$9

In the first quarter of 2017, the company recorded a net $4 million other-than-temporary impairment charges within other expense (income), net based on the duration of losses related to one of the company’s investments. In the second quarter and first six months of 2016 the company recorded $1.1 billion and $4.4 billion, respectively, of net realized gains within other expense (income), net related to exchanges of available-for-sale equity securities, which represented gains from the Retained Share transactions.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value in the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the approximate fair values as of June 30, 2017 and December 31, 2016.

	Book values		Approximate fair values
(in millions)	2017	2016	2017	2016
Assets
Investments	$41	$31	$41	$31

Liabilities
Current maturities of long-term debt and lease obligations	$3	$3	$3	$3
Long-term debt and lease obligations	3,454	2,779	3,494	2,756

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of June 30, 2017 and December 31, 2016.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$41	$—	$—	$41
Total assets	$41	$—	$—	$41
Liabilities
Current maturities of long-term debt and lease obligations	$3	$—	$3	$—
Long-term debt and lease obligations	3,494	—	3,494	—
Total liabilities	$3,497	$—	$3,497	$—

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$31	$—	$—	$31
Total assets	$31	$—	$—	$31
Liabilities
Current maturities of long-term debt and lease obligations	$3	$—	$3	$—
Long-term debt and lease obligations	2,756	—	2,756	—
Total liabilities	$2,759	$—	$2,759	$—

Investments in 2017 and 2016 included certain cost method investments.

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

9. STOCK COMPENSATION

Stock compensation expense totaled $28 million and $32 million in the second quarter of 2017 and 2016, respectively, and $46 million and $54 million for the six months ended June 30, 2017 and 2016, respectively. Approximately 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.

In March 2017, the company awarded its annual stock compensation grants which consisted of 5.4 million stock options, 0.7 million RSUs and 0.6 million PSUs.

10. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Pension benefits
Service cost	$23	$24	$45	$47
Interest cost	45	46	90	92
Expected return on plan assets	(73)	(76)	(145)	(151)
Amortization of net losses and other deferred amounts	41	38	81	75
Net periodic pension benefit cost	$36	$32	$71	$63
OPEB
Service cost	$—	$1	$—	$2
Interest cost	2	2	4	4
Amortization of net loss and prior service credit	(7)	(4)	(13)	(8)
Net periodic OPEB cost	$(5)	$(1)	$(9)	$(2)

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale equity securities. The following table is a net-of-tax summary of the changes in AOCI by component for the six months ended June 30, 2017 and 2016.

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale securities	Total
Gains (losses)
Balance as of December 31, 2016	$(3,438)	$(1,161)	$3	$40	$(4,556)
Other comprehensive income before reclassifications	320	(8)	(11)	—	301
Amounts reclassified from AOCI (a)	29	46	1	3	79
Net other comprehensive income (loss)	349	38	(10)	3	380
Balance as of June 30, 2017	$(3,089)	$(1,123)	$(7)	$43	$(4,176)

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale- securities	Total
Gains (losses)
Balance as of December 31, 2015	$(3,191)	$(1,064)	$7	$4,472	$224
Other comprehensive income before reclassifications	(26)	(7)	(9)	105	63
Amounts reclassified from AOCI (a)	—	47	(2)	(4,536)	(4,491)
Net other comprehensive income (loss)	(26)	40	(11)	(4,431)	(4,428)
Balance as of June 30, 2016	$(3,217)	$(1,024)	$(4)	$41	$(4,204)
(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three and six months ended June 30, 2017 and 2016.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2017	Six months ended June 30, 2017	Location of impact in income statement
Translation adjustments
Loss on Venezuela deconsolidation	$(29)	$(29)	Other expense (income), net
	(29)	(29)	Total before tax
	—	—	Tax expense
	$(29)	$(29)	Net of tax
Amortization of pension and other employee benefits items
Actuarial losses and other (b)	$(34)	$(68)
	(34)	(68)	Total before tax
	11	22	Tax benefit
	$(23)	$(46)	Net of tax
Losses on hedging activities
Foreign exchange contracts	$(3)	$(1)	Cost of sales
	(3)	(1)	Total before tax
	1	—	Tax benefit
	$(2)	$(1)	Net of tax
Available-for-sale-securities
Other-than-temporary impairment of equity securities	$—	$(4)	Other expense (income), net
	—	(4)	Total before tax
	—	1	Tax benefit
	—	(3)	Net of tax
Total reclassification for the period	$(54)	$(79)	Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2016	Six months ended June 30, 2016	Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other (b)	$(34)	$(67)
	(34)	(67)	Total before tax
	9	20	Tax benefit
	$(25)	$(47)	Net of tax
Gains (losses) on hedging activities
Interest rate contracts	$—	$4	Other expense (income), net
Foreign exchange contracts	(2)	(1)	Cost of sales
	(2)	3	Total before tax
	1	(1)	Tax benefit (expense)
	$(1)	$2	Net of tax
Available-for-sale-securities
Gains on sale of equity securities	$1,148	$4,536	Other expense (income), net
	1,148	4,536	Total before tax
	—	—	Tax expense
	1,148	4,536	Net of tax
Total reclassification for the period	$1,122	$4,491	Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 10.

Refer to Note 8 for additional information regarding hedging activity and Note 10 for additional information regarding the amortization of pension and other employee benefits items.

12. INCOME TAXES

Effective tax rate

The company’s effective income tax rate for continuing operations was 13.7% and 0.5% in the second quarters of 2017 and 2016, respectively, and 15.3% and (1.1%) in the six months ended June 30, 2017 and 2016, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations increased during the six months ended June 30, 2017 principally due to the absence of the tax-free net realized gains associated with the Baxalta Retained Share transactions, which included debt-for-equity exchanges, the contribution of Baxalta Retained Shares to the company’s U.S. pension plan and the exchange of Baxalta Retained Shares for shares of the company, as well as benefits attributable to closing an IRS and German income tax audit that were all reflected during the six months ended June 30, 2016.  The effective income tax rate for continuing operations during the six months ended June 30, 2017 was favorably impacted by approximately 4.7 percentage points due to tax windfall benefits realized from stock option exercises and vesting of RSUs and PSUs associated with the company’s stock compensation programs.

13. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is recorded. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2017, the company’s total recorded reserves with respect to legal matters were $19 million and there were no related receivables.

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

In April 2017, the company became aware of a criminal investigation by the U.S. Department of Justice, Antitrust Division and a federal grand jury in the United States District Court for the Eastern District of Pennsylvania.   The company and an employee received subpoenas seeking production of documents and testimony regarding the manufacturing, selling, pricing and shortages of IV solutions and containers (including saline solutions and certain other injectable medicines sold by the company) and communications with competitors regarding the same.  The company is cooperating with the investigation.  As previously disclosed, the New York Attorney General has requested that Baxter provide information regarding business practices in the IV saline industry. The company is cooperating with the New York Attorney General.

Other

In December 2016, the company received a civil investigative demand from the Commercial Litigation Branch of the United States Department of Justice primarily relating to contingent discount arrangements for, and other promotion of, the company’s TISSEEL and ARTIS products. The company is cooperating in this matter.

14 SEGMENT INFORMATION

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

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Net sales
Renal	$968	$965	$1,864	$1,863
Hospital Products	1,637	1,620	3,216	3,097
Total net sales	$2,605	$2,585	$5,080	$4,960
EBITDA
Renal	$224	$158	$423	$280
Hospital Products	604	576	1,168	1,085
Total segment EBITDA	$828	$734	$1,591	$1,365

The following is a reconciliation of segment EBITDA to income from continuing operations before income taxes per the condensed consolidated statements of income.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Total segment EBITDA	$828	$734	$1,591	$1,365
Reconciling items
Depreciation and amortization	(184)	(206)	(378)	(395)
Stock compensation	(28)	(32)	(46)	(54)
Net interest expense	(13)	(11)	(27)	(39)
Restructuring charges, net	(16)	(103)	(19)	(107)
Venezuela deconsolidation	(33)	—	(33)	—
Net realized gains on Baxalta Retained Shares transactions	—	1,148	—	4,387
Net loss on debt extinguishment	—	—	—	(101)
Other Corporate items	(248)	(312)	(454)	(509)
Income from continuing operations before income taxes	$306	$1,218	$634	$4,547

15. SUBSEQUENT EVENTS

On July 27, 2017, Baxter completed the acquisition of Claris Injectables Limited (Claris), a wholly owned subsidiary of Claris Lifesciences Limited, for total consideration of approximately $625 million. Through the acquisition, Baxter added capabilities in production of essential generic injectable medicines, such as anesthesia and analgesics, renal, anti-infectives and critical care in a variety of presentations including bags, vials and ampoules. As the acquisition of Claris was completed after June 30, 2017, Baxter’s condensed consolidated financial statements do not include the financial condition or the operating results of Claris in any of the periods presented herein.  At the time of issuance of the company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2017, the initial accounting for the acquisition of Claris, including the purchase price allocation, was yet to be completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and six months ended June 30, 2017.

RESULTS OF OPERATIONS

Baxter’s income from continuing operations for the three and six months ended June 30, 2017 totaled $264 million, or $0.48 per diluted share, and $537 million, or $0.97 per diluted share, compared to $1.2 billion, or $2.19 per diluted share, and $4.6 billion, or $8.33 per diluted share for the three and six months ended June 30, 2016. Income from continuing operations for the three and six months ended June 30, 2017 included special items which decreased income from continuing operations by $84 million and $129 million, respectively, or $0.15 and $0.23 per diluted share, respectively, as further discussed below. Income from continuing operations for the three and six months ended June 30, 2016 included special items which increased income from continuing operations by $1.0 billion and $4.1 billion, or $1.73 and $7.51 per diluted share, as further discussed below.

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Gross Margin
Intangible asset amortization expense	$(36)	$(42)	$(74)	$(82)
Business optimization items [1]	(14)	(66)	(30)	(78)
Product-related items [2]	4	—	4	12
Separation-related costs [4]	(1)	—	(1)	—
Intangible asset impairment [3]	—	(51)	—	(51)
Total Special Items	$(47)	$(159)	$(101)	$(199)
Impact on Gross Margin Ratio	(1.8 pts)	(6.2 pts)	(1.9 pts)	(4.0 pts)
Marketing and Administrative Expenses
Business optimization items [1]	$20	$28	$35	$31
Separation-related costs [4]	7	18	14	36
Claris acquisition and integration expenses [8]	5	—	5	—
Historical reserve adjustments [5]	—	—	(12)	—
Total Special Items	$32	$46	$42	$67
Impact on Marketing and Administrative Expense Ratio	1.3 pts	1.8 pts	0.8 pts	1.3 pts
Research and Development Expenses
Business optimization items [1]	$1	$45	$(1)	$45
Total Special Items	$1	$45	$(1)	$45
Other Expense (Income), Net
Loss on debt extinguishment [6]	$—	$—	$—	$101
Net realized gains on Baxalta Retained Share transactions [7]	—	(1,148)	—	(4,391)
Venezuela deconsolidation [9]	33	—	33	—
Total Special Items	$33	$(1,148)	$33	$(4,290)
Income Tax Expense (Benefit)
Impact of special items	$(29)	$(58)	$(46)	$(165)
Total Special Items	$(29)	$(58)	$(46)	$(165)
Impact on Effective Tax Rate	(3.2 pts)	(19.5 pts)	(2.4 pts)	(21.0 pts)

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

[1]

The company's results in the second quarter of 2017 included a charge of $35 million related to business optimization initiatives. This included a charge of $16 million related to restructuring activities, $16 million of costs to implement business optimization programs which primarily included external consulting and project employee costs, and $3 million of accelerated depreciation associated with facilities to be closed. The $16 million of restructuring charges included $7 million of employee termination costs, $4 million of contract termination costs, and $5 million of asset impairment charges primarily related to facility closures.

The company’s results in the first half of 2017 included a net charge of $64 million related to business optimization initiatives. This included a net charge of $19 million related to restructuring activities, $37 million of costs to implement business optimization programs which primarily included external consulting and project employee costs, and $8 million of accelerated depreciation associated with facilities to be closed. The $19 million of net restructuring charges included $9 million of employee termination costs, $5 million of contract termination costs, and $5 million of asset impairment charges primarily related to facility closures.

The company’s results in the second quarter of 2016 included a net charge of $139 related to business optimization initiatives. This included a net charge of $103 million related to restructuring activities, $15 million of costs to implement business optimization programs which included external consulting and employee salary and related costs, $14 million of accelerated depreciation associated with facilities to be closed, and $7 million of Gambro integration costs. The $103 million of restructuring activities included $40 million of employee termination costs, $58 million of costs related to the discontinuance of the VIVIA home hemodialysis development program, and $5 million of other exit costs.

The company’s results in the first half of 2016 included a net charge of $154 million related to business optimization initiatives. This included a net charge of $107 million related to restructuring activities, $19 million of costs to implement business optimization programs which included external consulting and employee salary and related costs, $14 million of accelerated depreciation associated with facilities to be closed, and $14 million of Gambro integration costs. The $107 million of restructuring activities included $44 million of employee termination costs, $58 million of costs related to the discontinuance of the VIVIA home hemodialysis development program, and $5 million of other exit costs.

[2]

The company’s results in the second quarter of 2017 included a benefit of $4 million related to an adjustment to historical product reserves. The company’s results in the first half of 2016 included a benefit of $12 million related to an adjustment to the SIGMA SPECTRUM infusion pump reserves.

[3]	The company’s results in the second quarter and first half of 2016 included a $51 million impairment primarily related to developed technology.
[4]

The company's results in 2017 and 2016 included costs incurred related to the Baxalta separation totaling $8 million and $18 million, respectively in the second quarter and $15 million and $36 million, respectively, in the first half.

[5]	The company's results in the first half of 2017 included a benefit of $12 million related to an adjustment to the company's historical rebates and discounts reserve.
[6]

The company’s results in 2016 included a net debt extinguishment loss totaling $101 million related to the March 2016 debt-for-equity exchange for certain company indebtedness. See Note 8 within Item 1 for additional details.

[7]

The company’s results in the second quarter of 2016 included realized gains of $1.1 billion related to the exchange of Baxalta Retained Shares for Baxter shares and the contribution of Baxalta Retained Shares to Baxter’s U.S. pension fund. The company’s results in the first half of 2016 included net realized gains of $4.4 billion, related to the debt-for-equity exchanges of Baxalta Retained Shares for certain company indebtedness and for the equity-for-equity exchange and pension contribution described above. Refer to Note 8 within Item 1 for additional details.

[8]	The company’s results in 2017 include acquisition and integration costs of $5 million related to the company’s pending acquisition of Claris Injectables Limited.
[9]	The company’s results in 2017 included a charge of $33 million related to the deconsolidation of its Venezuelan operations.

NET SALES

	Three months ended June 30,		Percent change
(in millions)	2017	2016	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Strategic Product Exits
Renal	$968	$965	0%	3%	0%	0%
Hospital Products	1,637	1,620	1%	2%	1%	1%
Total net sales	$2,605	$2,585	1%	2%	0%	1%

	Three months ended
	June 30,		Percent change
(in millions)	2017	2016	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Strategic Product Exits
International	$1,474	$1,502	(2)%	1%	0%	1%
United States	1,131	1,083	4%	4%	1%	0%
Total net sales	$2,605	$2,585	1%	2%	0%	1%

	Six months ended June 30,		Percent change
(in millions)	2017	2016	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Strategic Product Exits
Renal	$1,864	$1,863	0%	2%	0%	1%
Hospital Products	3,216	3,097	4%	5%	0%	1%
Total net sales	$5,080	$4,960	2%	4%	0%	1%

	Six months ended
	June 30,		Percent change
(in millions)	2017	2016	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Strategic Product Exits
International	$2,846	$2,885	(1)%	1%	0%	1%
United States	2,234	2,075	8%	8%	1%	0%
Total net sales	$5,080	$4,960	2%	4%	0%	1%

Foreign currency unfavorably impacted net sales by one percentage point during the second quarter and two percentage points during the first half of 2017 compared to the prior periods principally due to the strengthening of the U.S. Dollar relative to the Euro, Mexican Peso, British Pound, Chinese Yuan, as well as certain other currencies.

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

During 2016, the company made a strategic decision to exit select products in certain markets including Venezuela, India and Turkey.  Overall, these items had a negative impact to the company’s net sales growth rate of one percentage point during the second quarter and first half of 2017, respectively.  The company is also presenting the impact of generic competition for U.S. cyclophosphamide to enhance comparability between periods and better identify operating trends.

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

	Three months ended
	June 30,		Percent change
(in millions)	2017	2016	At actual currency rates	At constant currency rates	U.S. Cyclo- phosphamide	Strategic Product Exits
Total Renal net sales	$968	$965	0%	3%	0%	0%
Fluid Systems	$607	$586	4%	5%	0%	1%
Integrated Pharmacy Solutions	568	563	1%	3%	1%	0%
Surgical Care	352	347	1%	2%	0%	1%
Other	110	124	(11)%	(10)%	0%	0%
Total Hospital Products net sales	$1,637	$1,620	1%	2%	1%	1%

	Six months ended
	June 30,		Percent change
(in millions)	2017	2016	At actual currency rates	At constant currency rates	U.S. Cyclo- phosphamide	Strategic Product Exits
Total Renal net sales	$1,864	$1,863	0%	2%	0%	1%
Fluid Systems	$1,192	$1,110	7%	8%	0%	1%
Integrated Pharmacy Solutions	1,120	1,119	0%	1%	2%	1%
Surgical Care	686	652	5%	6%	0%	1%
Other	218	216	1%	2%	0%	0%
Total Hospital Products net sales	$3,216	$3,097	4%	5%	0%	1%

Net sales in the Renal segment during the second quarter and first half of 2017 were comparable to the prior periods. Excluding the impact of foreign currency, sales increased 3% and 2% in the second quarter and first half of 2017, respectively, driven by continued growth of PD patients and adoption of the company’s new Automated Peritoneal Dialysis Cyclers (APD) AMIA in the U.S. and HomeChoice CLARIA in international markets.  Increased sales globally of the company’s CRRT products also contributed to growth in the second quarter and first half of 2017.  Sales growth in the second quarter and first half of 2017 was partially offset by lower sales of HD products internationally, driven by reduced volumes and increased pricing pressures.  Certain international strategic market exits negatively impacted the Renal segment’s net sales by 1% during the first half of 2017 and are expected to negatively impact full year Renal segment net sales by approximately $50 million as compared to 2016.

Net sales in the Hospital Products segment increased 1% and 4%, respectively, during the second quarter and first half of 2017 compared to the prior period on a reported basis. Excluding the impact of foreign currency, sales increased 2% and 5% in the second quarter and first half of 2017, respectively. Certain international strategic market exits negatively impacted the Hospital Products segment net sales by 1% during the second quarter and first half of 2017 and are expected to negatively impact full year net sales by approximately $50 million as compared to 2016.  In addition, reduced U.S. sales of cyclophosphamide negatively impacted net sales by 1% during the second quarter of 2017.  The principal drivers impacting net sales were the following:

•

In the Fluid Systems franchise, sales increased 5% in the second quarter and 8% in the first half of 2017 on a constant currency basis driven by pricing and volumes for U.S. IV solutions, which contributed approximately four and six percentage points to the growth rate in the second quarter and first half of 2017, respectively.  This increase was also positively impacted by increased sales of the company’s IV access administrative sets, reflecting the on-going pull through from the company’s growing SPECTRUM infusion pump base.

•

In the Integrated Pharmacy Solutions franchise, sales increased 3% in the second quarter and 1% in the first half of 2017 on a constant currency basis driven by pricing and volume for the company’s nutritional therapies and increased sales of pre-mixed injectable drugs as a result of recent launches. These increases were offset by decreased U.S. sales of cyclophosphamide, a generic oncology drug, due to the entry of competitors into the market. U.S. sales of cyclophosphamide declined from $113 million in the first half of 2016 to $96 million in the first half of 2017, respectively. The company expects U.S. sales of cyclophosphamide to continue to decline in 2017 due to additional competition entering the market.

•

In the Surgical Care franchise, sales increased 2% in the second quarter and 6% in the first half of 2017 on a constant currency basis driven by strong volumes and pricing in the U.S. for the company’s portfolio of anesthetic and critical care products. This increase was principally due to increased volume for TransDerm Scop and Brevibloc, a fast-acting IV beta blocker. The increased TransDem Scop volume was the result of a temporary supply disruption related to an alternative product.

•

In the Other franchise, sales decreased 10% in the second quarter and increased 2% in the first half of 2017 on a constant currency basis driven by unfavorable volumes in the second quarter and favorable volumes in the first half for products manufactured by Baxter on behalf of its pharmaceutical partners. In addition, revenues related to the company’s manufacturing and supply agreement with Baxalta were lower in the second quarter and first half of 2017 as compared to the prior year.

Gross Margin and Expense Ratios

	Three months ended			Six months ended
	June 30,			June 30,
(as a percentage of net sales)	2017	2016	Change	2017	2016	Change
Gross margin	43.4%	37.6%	5.8 pts	42.8%	39.1%	3.7 pts
Marketing and administrative expenses	24.4%	27.4%	(3.0 pts)	23.7%	27.2%	(3.5 pts)

Gross Margin

The special items identified above had an unfavorable impact of approximately 1.8 and 1.9 percentage points on the gross margin ratio in the second quarter and first half of 2017, respectively. The unfavorable impact was 6.2 and 4.0 percentage points in the second quarter and first half of 2016, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the gross margin ratio increased due to improved pricing in select areas of the portfolio, favorable manufacturing performance and a benefit from the company’s business transformation initiatives aimed at simplifying the portfolio to drive efficiency and reduce costs.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of approximately 1.3 and 0.8 percentage points on the marketing and administrative expense ratio in the second quarter and first half of 2017, respectively. The unfavorable impact was 1.8 and 1.3 percentage points in the second quarter and first half of 2016. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the marketing and administrative expenses ratio in the second quarter and first half of 2017 declined due to the actions taken by the company to rebase its cost structure and focus on expense management. These savings were partially offset by decreased benefits to the marketing and administrative expenses ratio from lower transition service income as the agreement with Baxalta for these services continues to wind down.

Research and Development

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
(in millions)	2017	2016	change	2017	2016	change
Research and development expenses	$156	$195	(20)%	$284	$331	(14)%
As a percentage of net sales	6.0%	7.5%		5.6%	6.7%

The special items identified above had an unfavorable impact of approximately 1.7 and 0.9 percentage points in the second quarter and first half of 2016. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the research and development expenses ratio increased in the second quarter of 2017 as a result of the company’s increased investment in new product development.

Business Optimization Items

Beginning in the second half of 2015, the company initiated actions to transform its costs structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through June 30, 2017, the company has incurred pretax costs of $474 million related to these actions. The costs consisted primarily of employee termination costs, implementation costs, and accelerated depreciation. The company expects to incur additional pretax costs of approximately $335 million and capital expenditures of $90 million related to these initiatives by the end of 2018. These costs will primarily include employee termination costs, implementation costs, and accelerated depreciation. The company expects that approximately 5 percent of the remaining charges will be non-cash. These actions in the aggregate are expected to provide future annual pretax savings of approximately $950 million. The savings from these actions will impact cost of sales, marketing and administrative expenses, and research and development expenses.  Approximately 85 percent of the expected annual pretax savings are expected to be realized by the end of 2018, with the remainder by the end of 2020.

Refer to Note 7 in Item 1 for additional information regarding the company’s business optimization initiatives.

Net Interest Expense

Net interest expense was $13 million and $27 million in the second quarter and first half of 2017, respectively, and $11 million and $39 million in the second quarter and first half of 2016, respectively. The increase in the second quarter was primarily attributable to lower interest capitalized on assets under construction.  The decrease in the first half of 2017 was primarily driven by lower outstanding debt as a result of the first quarter 2016 debt-for-equity exchanges which extinguished $3.65 billion of debt as well as reduced coupon rates related to the third quarter 2016 debt issuance, partially offset by lower interest capitalized on assets under construction. See Note 8 within Item 1 for additional details about the debt extinguishments.

Other Expense (Income), Net

Other expense (income), net was expense of $20 million and $22 million in the second quarter and first half of 2017, respectively, and income of $1.2 billion and $4.3 billion in the second quarter and first half of 2016, respectively. Special items during the periods presented included the $1.1 billion and $4.4 billion net realized gain on the Baxalta Retained Shares transactions in the second quarter and first half of 2016, respectively, the $101 million debt extinguishment loss in the first quarter of 2016, and the $33 million loss on the deconsolidation of the company’s Venezuelan subsidiary in the second quarter of 2017.  Excluding the impact of special items, other expense (income), net was unchanged during the second quarter of 2017 and decreased $29 million in the first half of 2017 as compared to 2016.  In the second quarter of 2017, higher income from foreign currency fluctuations principally related to intercompany receivables, payables and monetary assets denominated in a foreign currency was offset by the dividend received from Baxalta with respect to the Retained Shares in 2016.  The decrease for the first half of 2017 was attributable to the dividends on the Retained Shares received from Baxalta in 2016 and recognized investment impairment losses in 2017.

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

Renal

Segment EBITDA was $224 million and $423 million in the second quarter and first half of 2017, respectively, and $158 million and $280 million in the second quarter and first half of 2016, respectively. The increase in 2017 was driven by lower research and development costs as the company realigned allocations of research and development costs based on project spend attributable to segments, higher gross margins due to product mix and lower marketing and administrative expenses as the Renal segment benefited from the company’s business optimization programs and continued focus on reducing discretionary spending.  This growth was partially offset by unfavorable foreign currency.

Hospital Products

Segment EBITDA was $604 million and $1,168 million in the second quarter and first half of 2017, respectively, and $576 million and $1,085 million in the second quarter and first half of 2016, respectively.  This increase was driven by higher net sales, principally in the Fluid Systems and Surgical Care franchises, and lower marketing and administrative expenses as cost savings were realized from the company’s business optimization programs and continued focus on reducing discretionary spending. This growth was partially offset by higher research and development costs as the company realigned allocations of research and development costs based on project spend attributable to segments and unfavorable foreign currency.

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

Income Taxes

The company’s effective income tax rate for continuing operations was 13.7% and 0.5% in the second quarter and 15.3% and (1.1%) for the first half of 2017 and 2016, respectively.  The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations increased during the six months ended June 30, 2017 principally due to the absence of the tax-free net realized gains associated with the Baxalta Retained Share transactions, which included debt-for-equity exchanges, the contribution of Baxalta Retained Shares to the company’s U.S. pension plan and the exchange of Baxalta Retained Shares for shares of the company, as well as benefits attributable to closing an IRS and German income tax audit that were all reflected during the six months ended June 30, 2016.  The effective income tax rate for continuing operations during the six months ended June 30, 2017 was favorably impacted by approximately 4.7 percentage points due to tax windfall benefits realized from stock option exercises and vesting of RSUs and PSUs associated with the company’s stock compensation programs.

Income from Continuing Operations and Earnings per Diluted Share

Income from continuing operations was $264 million and $1.2 billion for the three months ended June 30, 2017 and 2016, respectively, and $537 million and $4.6 billion for the six months ended June 30, 2017 and 2016, respectively. Income from continuing operations per diluted share was $0.48 and $2.19 for the three months ended June 30, 2017 and 2016, respectively, and $0.97 and $8.33 for the six months ended June 30, 2017 and 2016, respectively. The significant factors and events contributing to the changes are discussed above.

Loss from Discontinued Operations

Discontinued operations were insignificant for both periods presented.  Refer to Note 2 within Item 1 for additional information regarding the separation of Baxalta.

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of the statement of cash flow for the six month periods ended June 30, 2017 and 2016.

	Six months ended
	June 30,
(in millions)	2017	2016
Cash flows from operations - continuing operations	$767	$401
Cash flows from investing activities - continuing operations	(313)	(383)
Cash flows from financing activities	566	361

Cash Flows from Operations — Continuing Operations

Operating cash flows from continuing operations increased during the first half of 2017 as compared to the prior year period. The increase was driven by the factors discussed below.

Accounts Receivable

Cash inflows from accounts receivable were $43 million in the first half of 2017 compared to an outflow of $38 million in the prior year as days sales outstanding decreased from 56.3 to 53.4 days period over period.  This decrease was primarily driven by improved timing of collections in Europe and Latin America.

Inventories

Cash outflows relating to inventories increased slightly in 2017 as compared to the prior-year period. The following is a summary of inventories as of June 30, 2017 and December 31, 2016, as well as annualized inventory turns for the first half of 2017 and 2016, by segment.

	Inventories		Annualized inventory turns for the six
	June 30,	December 31,	months ended June 30,
(in millions, except inventory turn data)	2017	2016	2017	2016
Renal	$627	$544	3.56	4.02
Hospital Products	898	885	3.75	3.78
Other	—	1	n/a	n/a
Total company	$1,525	$1,430	3.67	3.87

The increase in inventories was driven primarily by timing of purchases and longer sourcing lead times for certain products within the Renal segment portfolio, coupled with planned inventory build in the Hospital Products segment during the second quarter in anticipation of plant line maintenance.

Other

The changes in accounts payable and accrued liabilities were a $112 million outflow in the first half of 2017 compared to a $343 million outflow in the first half of 2016. The changes were primarily driven by a first quarter 2016 non-recurring $303 million tax settlement payment to partially settle a U.S. Federal income tax audit as well as the timing of supplier payments.

Payments related to the execution of the company’s business optimization initiatives increased from $45 million in the first half of 2016 to $80 million in the first half of 2017. The company made payments of $21 million in the first half of 2016 related to the execution of the COLLEAGUE infusion pump and SIGMA SPECTRUM infusion pump recalls. Refer to Note 7 within Item 1 for further information regarding the company’s business optimization initiatives.

Changes in other balance sheet items include an outflow of $94 million and an inflow of $61 million in the first half of 2017 and 2016, respectively, primarily driven by the collection of a tax receivable in the second quarter of 2016.

Cash Flows from Investing Activities — Continuing Operations

Capital Expenditures

Capital expenditures were $279 million and $352 million in the first half of 2017 and 2016, respectively. The company’s capital expenditures in 2017 were driven by targeted investments in projects to support production of PD and IV solutions.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $36 million in the first half of 2017 were driven primarily by the acquisition of the rights to Clindamycin Saline from Celerity and the acquisition of Wound Care Technologies, Inc. Cash outflows relating to acquisitions and investments of $42 million in the first half of 2016 were driven primarily by the acquisition of the rights to Vancomycin from Celerity.

Divestitures and Other Investing Activities

Cash outflows from divestitures and other investing activities in 2017 and 2016 were not significant.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations totaled $633 million for the first half of 2017 primarily related to the issuance of €600 million of senior notes at a fixed coupon rate of 1.30% due in May 2025.

Net cash inflows related to debt and other financing obligations totaled $309 million for the first half of 2016 primarily related to $481 million for the issuance of commercial paper, partially offset by a $190 million repayment of the company’s 0.95% senior unsecured notes that matured in June 2016 as well as other short-term obligations.

Other Financing Activities

Cash dividend payments totaled $141 million and $126 million in the first half of 2017 and 2016, respectively. The increase in cash dividend payments was primarily due to an increase in the quarterly dividend rate from $0.115 to $0.13 per share for quarterly dividends declared between May 2016 and May 2017.   In addition, the company increased the quarterly dividend rate from $0.13 to $0.16 per share for quarterly dividends declared beginning in May 2017.

Proceeds from stock issued under employee benefit plans increased from $168 million in the first half of 2016 to $200 million in the first half of 2017, primarily due to increased option exercises in the first half of 2017.

As authorized by the Board of Directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. The Board of Directors increased this authority by an additional $1.5 billion in November 2016. The company paid $95 million in cash to repurchase approximately 1.8 million shares pursuant to this authority in the first half of 2017 and had $1.6 billion remaining available under this authorization as of June 30, 2017. In the first half of 2016, the company executed an equity-for-equity exchange of Baxalta Retained Shares for 11.5 million outstanding Baxter shares.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

As of June 30, 2017, the company’s U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $1.5 billion and approximately €200 million, respectively. As of June 30, 2017, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $3.8 billion of cash and equivalents as of June 30, 2017, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, which have experienced a deterioration in credit and economic conditions. As of June 30, 2017, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $148 million.

While these economic conditions have not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

The company’s credit ratings at June 30, 2017 were as follows.

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	BBB+	Baa2
Short-term debt	A2	F2	P2
Outlook	Stable	Stable	Stable

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2016 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2016 Annual Report. There have been no significant changes in the company’s application of its critical accounting policies during the first six months of 2017.

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

CERTAIN REGULATORY MATTERS

The U.S. Food and Drug Administration (FDA) commenced an inspection of Claris’ facilities in Ahmedabad, India on July 27, 2017, immediately prior to the closing of the Claris acquisition.  FDA completed the inspection on August 4, 2017, at which time FDA issued a related Form-483 (Claris 483).  The Claris 483 includes a number of observations across a variety of areas. The company is preparing its response to the Claris 483 and intends to fully implement corrective and preventive actions to address FDA’s concerns.

In January 2014, the company received a Warning Letter from FDA primarily directed to quality systems for the company’s Round Lake, Illinois, facility, particularly in that facility’s capacity as a specification developer for certain of the company’s medical devices. This Warning Letter was lifted in February 2017.

The company received a Warning Letter in December 2013 that included observations related to the company’s ambulatory infuser business in Irvine, California, which previously had been subject to agency action.  This Warning Letter was lifted in May 2017.

In June 2013, the company received a Warning Letter from FDA regarding operations and processes at its North Cove, North Carolina and Jayuya, Puerto Rico facilities.  The company attended Regulatory Meetings with the FDA in November 2015 (concerning the Jayuya facility).  The company also requested and participated in a Regulatory Meeting regarding both facilities in July 2017.  The Warning Letter addresses observations related to Current Good Manufacturing Practice violations at the two facilities.

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

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, future regulatory filings and the company’s R&D pipeline, strategic objectives, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risks, potential tax liability associated the separation of the company’s biopharmaceuticals and medical products businesses (including the 2016 disposition of the company’s Retained Shares in Baxalta), the impact of competition, future sales growth, business development activities, business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the sufficiency of the company’s facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

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
•

future actions of FDA, the European Medicines Agency or any other regulatory body or government authority (including the U.S. Department of Justice or the New York Attorney General) that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of June 30, 2017 is 17 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at June 30, 2017, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $8 million with respect to those contracts would decrease by $23 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at June 30, 2017 by replacing the actual exchange rates at June 30, 2017 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2016 Annual Report. There were no significant changes during the quarter ended June 30, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2017. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017 and 2016 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc.  and its subsidiaries as of June 30, 2017, and the related condensed consolidated statements of income and of comprehensive income for the three-month and six month periods ended June 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and June 30, 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, of comprehensive income, of cash flows and of changes in equity for the year then ended (not presented herein), and in our report dated February 23, 2017, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 7, 2017

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Part I, Item 1, Note 13 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about the company’s common stock repurchases during the three-month period ended June 30, 2017.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
April 1, 2017 through April 30, 2017	—	$—	—
May 1, 2017 through May 31, 2017	—	$—	—
June 1, 2017 through June 30, 2017	750,000	$59.70	750,000
Total	750,000	$59.70	750,000	$1,588,164,486

(1)In July 2012, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. The board of directors increased this authority by an additional $1.5 billion in November 2016. During the second quarter of 2017, the company repurchased 0.8 million shares for $45 million under this program. $1.6 billion remained available as of June 30, 2017. This program does not have an expiration date.

Item 6.	Exhibits

Exhibit Index:

Exhibit Number	Description

4.1

Eleventh Supplemental Indenture, dated as of May 30, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 1.300% Senior Notes due 2025)

(incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 30, 2017)

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

BAXTER INTERNATIONAL INC.
(Registrant)

Date: August 7, 2017	By:	/s/ James K. Saccaro
James K. Saccaro
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)